Form 10-Q
period 2002-09-30
MONTPELIER RE HOLDINGS LTD
filed 2002-11-08
CIK 1165880

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended September 30, 2002

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the transition period from ____ to ______

                        Commission File Number 001-31468

                           MONTPELIER RE HOLDINGS LTD.

             (Exact Name of Registrant as Specified in Its Charter)

            Bermuda                                            Not Applicable
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                Mintflower Place
                               8 Par-La-Ville Road
                                 Hamilton HM 08
                                     Bermuda

                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (441) 296-5550

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ]  No [X]

As of November 8, 2002, the Registrant had 63,392,600 common voting shares outstanding, with a par value of 1/6 cent each.

                           MONTPELIER RE HOLDINGS LTD.
                               INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION .....................................................    1

    ITEM 1. FINANCIAL STATEMENTS .................................................    1

            Combined Balance Sheets as at September 30, 2002 (Unaudited) and
              December 31, 2001 ..................................................    1

            Combined Statements of Operations and Comprehensive Income for the
              Three and Nine Months ended September 30, 2002 (Unaudited) .........    2

            Combined Statement of Shareholders' Equity for the Nine Months Ended
              September 30, 2002 (Unaudited) .....................................    3

            Combined Statement of Cash Flows for the Nine Months ended
              September 30, 2002 (Unaudited) .....................................    4

            Notes to Combined Financial Statements (Unaudited) ...................    5

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ..............................................   13

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........   25

    ITEM 4. CONTROLS AND PROCEDURES ..............................................   29

PART II OTHER INFORMATION ........................................................   30

    ITEM 1. LEGAL PROCEEDINGS ....................................................   30

    ITEM 5. OTHER INFORMATION ....................................................   30

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................   30

SIGNATURES .......................................................................   32

CERTIFICATIONS ...................................................................   33

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MONTPELIER RE HOLDINGS LTD.
                             COMBINED BALANCE SHEETS
     (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2002            2001
                                                                                          ----            ----
                                                                                       (UNAUDITED)
ASSETS
    Fixed maturities, at fair value (amortized cost:  2002 -- $1,077,390; 2001 --
       $638,525) ..................................................................    $ 1,105,120      $   640,403
    Equity investment, unquoted, at fair value (cost: $34,543) ....................         34,104               --
    Cash and cash equivalents, at fair value ......................................        147,232          350,606
    Unearned premium ceded ........................................................         15,991               --
    Premium receivable ............................................................        213,128              133
    Reinsurance recoverable .......................................................         10,604               --
    Deferred acquisition costs ....................................................         45,536               16
    Accrued investment income .....................................................         10,731            1,699
    Deferred financing costs ......................................................          1,495            2,005
    Common voting shares subscriptions receivable .................................             --           26,000
    Other assets ..................................................................          3,648              936
                                                                                       -----------      -----------
       Total assets ...............................................................    $ 1,587,589      $ 1,021,798
                                                                                       ===========      ===========

LIABILITIES
    Loss and loss adjustment expense reserves .....................................    $   132,491      $        --
    Unearned premium ..............................................................        287,725              142
    Accounts payable, accrued expenses and other liabilities ......................          4,896           10,429
    Investment trades pending .....................................................         44,488               --
    Amount due to affiliates ......................................................             --              574
    Long-term debt ................................................................        150,000          150,000
                                                                                       -----------      -----------
       Total liabilities ..........................................................    $   619,600      $   161,145
                                                                                       ===========      ===========

SHAREHOLDERS' EQUITY
    Common voting shares (1/6 cent par value, 1,200,000,000 shares authorized;
       52,440,000 shares issued and outstanding) ..................................    $        87      $        87
    Additional paid-in capital ....................................................        923,877          920,306
    Accumulated other comprehensive income ........................................         27,325            1,878
    Retained earnings (accumulated deficit) .......................................         16,700          (61,618)
                                                                                       -----------      -----------
       Total shareholders' equity .................................................        967,989          860,653
                                                                                       -----------      -----------
       Total liabilities and shareholders' equity .................................    $ 1,587,589      $ 1,021,798
                                                                                       ===========      ===========

       The accompanying Notes to the Combined Financial Statements are an integral part of the Combined Financial Statements.

                           MONTPELIER RE HOLDINGS LTD.
                        COMBINED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
     (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                  SEPTEMBER 30, 2002     SEPTEMBER 30, 2002
                                                                                  ------------------     ------------------
                                                                                      (UNAUDITED)           (UNAUDITED)
REVENUES
    Gross premiums written .....................................................       $    193,736           $    533,754
    Reinsurance premiums ceded .................................................            (20,861)               (39,709)
                                                                                       ------------           ------------
    Net premiums written .......................................................            172,875                494,045
    Change in net unearned premiums ............................................            (66,379)              (269,504)
                                                                                       ------------           ------------
    Net premiums earned ........................................................            106,496                224,541
    Net investment income ......................................................             12,545                 31,500
    Net realized gains on investments ..........................................              4,005                  5,502
                                                                                       ------------           ------------
    Total revenues .............................................................            123,046                261,543

EXPENSES
    Loss and loss adjustment expenses ..........................................             69,031                122,373
    Acquisition costs ..........................................................             20,404                 41,578
    General and administrative expenses ........................................              5,843                 15,956
    Interest on long-term debt .................................................              1,155                  3,268
                                                                                       ------------           ------------
    Total expenses .............................................................             96,433                183,175
                                                                                       ------------           ------------

Net income before taxes ........................................................             26,613                 78,368
Income tax expense .............................................................                 50                     50
                                                                                       ------------           ------------

NET INCOME .....................................................................       $     26,563           $     78,318
                                                                                       ============           ============

COMPREHENSIVE INCOME
    Net income .................................................................       $     26,563           $     78,318
    Change in net unrealized gains on investments ..............................             15,512                 25,413
    Change in currency translation adjustments .................................                 34                     34
                                                                                       ------------           ------------
    Comprehensive income .......................................................       $     42,109           $    103,765
                                                                                       ============           ============

PER SHARE DATA
    Weighted average number of common and common equivalent shares outstanding:
       Basic ...................................................................         52,440,000             52,440,000
       Diluted .................................................................         53,129,393             52,523,970
    Basic earnings per share ...................................................       $       0.51           $       1.49
                                                                                       ============           ============

    Diluted earnings per share .................................................       $       0.50           $       1.49
                                                                                       ============           ============

       The accompanying Notes to the Combined Financial Statements are an integral part of the Combined Financial Statements.

                           MONTPELIER RE HOLDINGS LTD.
                   COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
                (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2002
                                                          (UNAUDITED)
Common voting shares
    Balance -- beginning of period ..................    $           87
    Issue of common voting shares ...................                --
                                                         --------------
       Balance -- end of period .....................                87
                                                         --------------

Additional paid-in-capital
    Balance -- beginning of period ..................           920,306
    Direct equity offering expenses .................              (233)
    Compensation recognized under stock option plan .             3,804
                                                         --------------
       Balance -- end of period .....................           923,877
                                                         --------------

Accumulated other comprehensive income
    Balance -- beginning of period ..................             1,878
    Change in currency translation adjustments ......                34
    Change in net unrealized gains on investments ...            25,413
                                                         --------------
       Balance -- end of period .....................            27,325
                                                         --------------

Retained earnings (accumulated deficit)
    Balance -- beginning of period ..................           (61,618)
    Net income ......................................            78,318
                                                         --------------
       Balance -- end of period .....................            16,700
                                                         --------------
       Total shareholders' equity ...................    $      967,989
                                                         ==============

       The accompanying Notes to the Combined Financial Statements are an integral part of the Combined Financial Statements.

                           MONTPELIER RE HOLDINGS LTD.
                        COMBINED STATEMENT OF CASH FLOWS
                (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                                NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 2002
                                                                                ------------------
                                                                                   (UNAUDITED)
Cash flows provided by operating activities:
    Net income ..............................................................      $    78,318
    Adjustments to reconcile net income to net cash provided by operating activities:
       Accretion (amortization) of premium/ (discount) on fixed
       maturities ...........................................................            2,130
       Depreciation .........................................................              184
       Compensation recognized under stock option plan ......................            3,804
       Net realized gains on fixed maturities ...............................           (5,502)
       Amortization of deferred financing costs .............................              510
       Unrealized foreign exchange gain .....................................           (1,497)
    Change in:
       Unearned premium ceded ...............................................          (15,991)
       Premium receivable ...................................................         (212,995)
       Reinsurance recoverable ..............................................          (10,604)
       Deferred acquisition costs ...........................................          (45,520)
       Accrued investment income ............................................           (9,032)
       Other assets .........................................................           (1,054)
       Loss and loss adjustment expense reserves ............................          132,491
       Unearned premium .....................................................          287,583
       Accounts payable, accrued expenses and other liabilities .............            3,486
       Amount due to affiliates .............................................             (324)
       Interest accrued on long-term debt ...................................              677
                                                                                   -----------
    Net cash provided by operating activities ...............................          206,664
                                                                                   -----------
Cash flows from investing activities:
    Purchases of investments ................................................       (1,417,206)
    Proceeds from sale of investments .......................................          993,188
    Purchases of property, plant and equipment ..............................           (1,842)
                                                                                   -----------
    Net cash used for investing activities ..................................         (425,860)
                                                                                   -----------
Cash flows provided by financing activities:
    Issue of common shares ..................................................           26,000
    Amount paid to affiliate for overpayment of subscription ................             (250)
    Direct equity offering expenses..........................................           (9,928)
                                                                                   -----------
    Net Cash provided by financing activities................................           15,822
                                                                                   -----------
    Decrease in cash and cash equivalents ...................................         (203,374)
    Cash and cash equivalents -- Beginning of period ........................          350,606
                                                                                   -----------
    Cash and cash equivalents -- End of period ..............................      $   147,232
                                                                                   ===========
Supplemental cash flow information:

    Interest paid on long-term debt .........................................      $     2,298

       The accompanying Notes to the Combined Financial Statements are an integral part of the Combined Financial Statements.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
     (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AMOUNTS
                        OR AS WHERE OTHERWISE DESCRIBED)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      These interim unaudited combined financial statements include the accounts of Montpelier Re Holdings Ltd. (the "Company") and its wholly-owned operating subsidiary Montpelier Reinsurance Ltd. ("Montpelier Re"). Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited ("MMSL") and Montpelier Holdings (Barbados) SRL ("MHB"). MMSL provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered Society with Restricted Liability incorporated on July 25, 2002, has not yet commenced operations. MHB will be the registered holder of certain types of securities, including United States equity securities, purchased as part of the overall Montpelier Re investment portfolio.

      The Company, through Montpelier Re, is a provider of global specialty property reinsurance products.

      The unaudited combined financial statements have been prepared on the basis of accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete combined financial statements. In the opinion of management, these unaudited combined financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of the operations and cash flows for the full fiscal year or subsequent quarters. All significant intercompany accounts and transactions have been eliminated on combination. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These interim unaudited combined financial statements should be read in conjunction with the 2001 audited combined financial statements and related notes thereto and the Company's Registration Statement on Form S-1 (Registration No. 333-89408).

2.    SIGNIFICANT ACCOUNTING POLICIES

PREMIUMS

      Written premiums are recognized for the full period of the reinsurance contract as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.

      For excess of loss contracts, written premium is based on the minimum and deposit premium as defined in the contract. Subsequent adjustments to the minimum and deposit premium are recognized in the period in which they are determined. For pro-rata contracts, written premiums are recognized based on estimates of ultimate premiums from the underlying insurance policies provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, are recorded in the period in which they are determined.

      Premiums are earned ratably over the term of the reinsurance contract. The portion of the premium related to the unexpired portion of the contract is reflected in unearned premium.

      Premiums receivable are recorded at amounts due less any required provision for doubtful accounts.

      Where contract terms require the reinstatement of coverage after a ceding company's loss, the mandatory reinstatement premiums are recorded as written premiums when the loss event occurs, and are recognized as earned premium ratably over the remaining contract risk period.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

      Loss and loss adjustment expense reserves include amounts determined from loss reports as notified by the ceding companies, provisions for settlement expenses, and provisions for losses incurred but not reported based on actuarial determinations and management estimates. Montpelier Re's limited historical experience and resultant lack of reported losses means that industry data must be relied upon in the reserving process.

      A significant portion of Montpelier Re's business is in the property catastrophe market and programs with higher layers of risks. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of Montpelier Re's policies are characterized by high severity and low frequency. This limits the volume of relevant industry claims experience available from which to reliably predict ultimate losses following a loss event.

      Management uses industry data and professional judgment to estimate the ultimate loss to Montpelier Re from reinsurance contracts exposed to a loss event. Delays in ceding companies reporting losses to Montpelier Re together with the potential for unforeseen adverse developments may result in losses and loss adjustment expenses significantly greater or less than the reserve provided at the time of the loss event. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if the loss is a catastrophic event.

      Loss and loss adjustment expense reserve estimates are regularly reviewed and updated, as new information becomes known to Montpelier Re. Any resulting adjustments are included in income in the period in which they become known.

REINSURANCE

      For certain pro-rata contracts, including qualifying quota share contracts, the subject direct insurance contracts will carry underlying reinsurance protection from third party reinsurers. Montpelier Re records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records its proportionate share of amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

     Reinsurance recoverable includes Montpelier Re's share of balances due from the underlying third party reinsurance contracts for paid losses, unpaid losses and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which loss events occur. Subsequent adjustments, based on reports of actual amounts recoverable by the ceding companies are recorded in the period in which they are determined. In the event that ceding companies are unable to collect amounts due from the underlying third party reinsurers, Montpelier Re's losses will increase. Montpelier Re records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

EARNINGS PER SHARE

      Diluted earnings per common share are based upon the weighted average number of common shares and common share equivalents outstanding, using the treasury stock method. Common share equivalents comprise warrants and options, which are dilutive when the book value per share of the Company exceeds the strike price of the warrants or options. Basic earnings per common share give no effect for dilutive securities.

3.    EMPLOYEE INCENTIVE PLANS

PERFORMANCE UNIT PLAN (THE "PUP")

      The PUP is the Company's primary executive long-term incentive scheme. Pursuant to the terms of the PUP, at the discretion of the Compensation Committee of the Board of the Directors (the "Committee"), performance units may be granted to executive officers and certain other key employees. Performance units entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units are generally payable at the end of a three-year performance cycle, and can be denominated in common shares at market value and are payable in cash, common shares or a combination thereof at the discretion of the Committee.

      In the 2002-2004 cycle, the current performance target for a 100% harvest of value of the units granted is an average combined ratio of 70% for the calendar years 2002, 2003, and 2004. The target for a maximum harvest of 200% of the value of the units granted is a combined ratio of 50% or less. A combined ratio of 95% or more will result in a harvest of nil. Straight line interpolation is used between these points. Determination of actual performance and amount of payment is at the sole discretion of the Committee.

      A total of 936,000 performance units are authorized under the PUP (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply). On January 8, 2002, the Committee approved the grant of up to 312,000 performance units for the three year performance period covering calendar years 2002, 2003 and 2004. The Company granted nil and 264,390 performance units during the three and nine months ended September 30, 2002, respectively. The Company accrues the projected value of these units and expenses the value in the income statement over the course of each three-year performance period. The Company recalculates their liability under the PUP as the Company's financial results evolve, and reflects such adjustments in the income statement in the period in which they are determined. The associated accrual for the performance unit expense was $432 and $1,204 for the three and nine months ended September 30, 2002, respectively.

      47,610 performance units in the 2002-2004 performance cycle have not been granted, and may be granted during the remainder of 2002, or carried forward to future periods.

OPTION PLAN

      Under the option plan, options expire 10 years after the award date, and are subject to various vesting periods. Options granted under the option plan may be exercised for common shares upon vesting. A total of 510,000 and 2,040,000 options for common shares were issued under the plan for the three and nine months ended September 30, 2002, respectively. The total of 2,550,000 options issued represents the maximum number of common shares that may be issued under the option plan under current Committee approvals.

      A summary of options issued and outstanding for the nine-month period ended September 30, 2002 is as follows:

                                                                  OPTIONS FOR             AVERAGE
                                                                    COMMON                EXERCISE
                                                                    SHARES                 PRICE
                                                                    ------                 -----
Balance at January 1, 2002 ...............................                --                     --
Options granted ..........................................         2,550,000            $     18.08
Options exercised ........................................                --                     --
Options forfeited ........................................                --                     --
Balance at September 30, 2002 ............................         2,550,000            $     18.08

      The following table summarizes the range of exercise prices for outstanding options at September 30, 2002:

                                                  WEIGHTED
                                                   AVERAGE        WEIGHTED                     WEIGHTED
                                                  REMAINING       AVERAGE                      AVERAGE
                                 OPTIONS         CONTRACTUAL      EXERCISE       OPTIONS       EXERCISE
EXERCISE PRICES                OUTSTANDING          LIFE            PRICE      EXERCISABLE      PRICE
---------------                -----------          ----            -----      -----------      -----
$16.67 ......................     510,000         9.25 years      $   16.67             --           --
$17.50 ......................     637,500         9.40 years      $   17.50             --           --
$18.33 ......................     637,500         9.40 years      $   18.33             --           --
$19.17 ......................     637,500         9.40 years      $   19.17             --           --
$20.00 ......................     127,500        10.00 years      $   20.00
                                ---------                                        ---------     --------
                                2,550,000                                               --           --
                                =========                                        =========     ========

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002: risk free interest rate of 3.8% to 4.8% based on the applicable zero-coupon bond interest rates, expected life of two years after vesting date as detailed below, expected volatility of 30.0% to 31.2% and a dividend yield of 0.0%.

      The weighted average fair value of options granted during 2002 is detailed below.

                                                                  ASSUMPTION OF
                                                                  EXPECTED LIFE
 EXERCISE                    OPTIONS                               AT DATE OF     FAIR VALUE ON
  PRICES                   OUTSTANDING       VESTING DATE             GRANT       DATE OF GRANT
  ------                   -----------       ------------             -----       -------------
$16.67 ..................    510,000       December 31, 2002           3 years      $    2,116
$17.50 ..................    510,000       December 31, 2003           4 years      $    2,384
$17.50 ..................    127,500      September 30, 2003           3 years      $      636
$18.33 ..................    510,000       December 31, 2004           5 years      $    2,639
$18.33 ..................    127,500      September 30, 2004           4 years      $      707
$19.17 ..................    510,000       December 31, 2005           6 years      $    2,885
$19.17 ..................    127,500      September 30, 2005           5 years      $      776
$20.00 ..................    127,500      September 30, 2006           6 years      $      842
                           ---------                                                ----------
                           2,550,000                                                $   12,985
                           =========                                                ==========

      A compensation expense of $1,350 and $3,804 was recorded in General and Administrative expenses in the three and nine months ended September 30, 2002, respectively, with a corresponding increase to Additional paid in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period.

4.    EARNINGS PER SHARE

      The reconciliation of basic and diluted earnings per share is as follows:

                                                         FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30, 2002      ENDED SEPTEMBER 30, 2002
                                                       ------------------------      ------------------------
BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders .........              $     26,563                  $     78,318
Weighted average common shares outstanding - Basic ..                52,440,000                    52,440,000

BASIC EARNINGS PER COMMON SHARE .....................              $       0.51                  $       1.49

DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders .........              $     26,563                  $     78,318
Weighted average common shares outstanding - Basic ..                52,440,000                    52,440,000
Dilutive effect of Warrants .........................                   623,864                        78,500
Dilutive effect of Share Options ....................                    65,529                         5,470
Weighted average common and common equivalent shares
outstanding - Diluted ...............................                53,129,393                    52,523,970

DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT
SHARE ...............................................              $       0.50                  $       1.49

5.    SEGMENT REPORTING

      Management has determined that they operate in one segment only. The Company has primarily focused on writing global specialty property and other classes of reinsurance business. The following table sets forth a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured:

                         GROSS PREMIUMS WRITTEN BY LINE

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2002                  SEPTEMBER 30, 2002
                                                        -------------------                 -------------------
                                                           ($ IN MILLIONS)                    ($ IN MILLIONS)
Property Catastrophe ................................   $   29.5       15.3%                $  140.3       26.2%
Other Property ......................................       98.6       50.9                    184.0       34.5
Qualifying Quota Share ..............................       42.0       21.7                    153.5       28.8
Specialty and Other .................................       23.6       12.1                     56.0       10.5
                                                        --------      -----                 --------      -----
Total ...............................................   $  193.7      100.0%                $  533.8      100.0%
                                                        ========      =====                 ========      =====

            GROSS PREMIUMS WRITTEN BY GEOGRAPHIC AREA OF RISK INSURED

                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2002      SEPTEMBER 30, 2002
                                                                   ------------------      ------------------
                                                                    ($ IN MILLIONS)         ($ IN MILLIONS)
Worldwide risks (1)                                               $   78.1       40.4%    $  274.2       51.4%
USA and Canada                                                        91.9       47.4        186.1       34.9
Japan                                                                  3.8        2.0         20.4        3.8
Worldwide risks, excluding USA and Canada (2)                          1.3        0.7         10.7        2.0
United Kingdom or Ireland                                              5.4        2.8         10.4        1.9
Western Europe excluding Scandinavia, the United Kingdom and           1.8        0.9          8.4        1.6
Ireland
Other (1.0% or less)                                                  11.4        5.8         23.6        4.4
                                                                  --------      -----     --------      -----
Total                                                             $  193.7      100.0%    $  533.8      100.0%
                                                                  ========      =====     ========      =====


(1)   "Worldwide risks" comprise individual policies that insure risks on a worldwide basis.

(2)   "Worldwide risks, excluding USA and Canada" comprise individual policies that insure risks on a worldwide basis but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts and substantial amounts of other lines of business are world-wide in nature, with the majority of business related to North America and Europe.

      In the nine months ended September 30, 2002, 86.7% of gross written premium was produced by four brokers as follows: Benfield $161.5 million; Willis Group $130.4 million; Guy Carpenter $92.6 million; Aon Re $78.1 million.

6.    LONG-TERM DEBT

      On incorporation, the Company obtained a term loan from a syndicate of lenders, totaling $150.0 million in aggregate. The term loan agreement requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a combined tangible net worth covenant and a maximum leverage covenant, and has a final maturity date of December 12, 2004. The loan bears interest on the outstanding principal at a rate equal to various base rates plus a margin of between 50 and 125 basis points, depending on certain conditions. The Company incurred interest expense for the three and nine months ended September 30, 2002 of $1,115 and $3,268 respectively, at an average annual interest rate of 3.0% and 2.9%, respectively and paid interest of $nil and $2,298 respectively.

7.    RELATED PARTIES

      Described below are some of the transactions the Company has entered into with related parties. The Company believes that each of the transactions described below was on terms no less favorable than could have been obtained from unrelated parties.

      The Company's Chairman is also the Chairman and Chief Executive Officer of White Mountains Insurance Group, who beneficially owns 27.2% of the Company at September 30, 2002. The Chief Financial Officer is also President and a Director of White Mountains Insurance Group and a director of Amlin, one of the Company's qualifying quota share cedents.

      In addition, the Chairman and Chief Financial Officer and another director are shareholders of Olympus Re Holdings, Ltd., the parent company of a Bermuda domiciled reinsurer writing certain lines of business which are similar to some of those written by Montpelier Re. The Company does not have an investment in Olympus Re Holdings, Ltd.

      The Company has engaged OneBeacon Asset Management, a wholly owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values held under custody. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are included in net investment income. The Company incurred an average fee of 0.18% for the nine month period ended September 30, 2002. For the three and nine months ended September 30, 2002, the Company expensed investment management fees of approximately $442 and $1,460, respectively, and has recorded an amount payable for these services of $480 at September 30, 2002.

      In addition, in the ordinary course of business, the Company has entered into four reinsurance agreements with OneBeacon. The Company will receive $780 in aggregate annual premiums from these contracts.

      Benfield, a shareholder in the Company and a major broker, produced $161.5 million in premium in the nine months to September 30, 2002.

8.    COMMITMENTS AND CONTINGENCIES

INVESTMENT COMMITMENT

      The Company signed a subscription and shareholders agreement to invest in approximately 8.9% of the total common shares of the Bermuda-based holding company of the newly formed reinsurer, Wellington Re Limited ("Wellington Re"). Subject to various conditions, Montpelier Re has agreed to invest up to 40.0 million pounds sterling, or approximately $60.0 million in two separate tranches. On June 21, 2002, Montpelier Re invested 22.1 million pounds sterling (or $33.0 million). The second tranche of up to 17.9 million pounds sterling, or approximately $26.9 million is expected to close in November 2002. Payment of the second tranche is secured by a letter of credit in favor of Wellington Re, in an amount equal to 110% of the second tranche, or approximately $29.6 million.

      As part of the subscription and shareholders agreement, Montpelier Re has agreed to provide quota share reinsurance to Wellington Re comprising annual ceded premiums to Montpelier Re of approximately $60.0 million for the underwriting years 2003, 2004 and 2005. These arrangements cover mainly property and casualty risks.

      Exali Reinsurance Holdings Limited, the Bermuda-based holding company of Wellington Re, is unquoted. The investment is carried at estimated fair value with any unrealized gain or loss included in other comprehensive income as a separate component of shareholders' equity.

LETTER OF CREDIT

      In order for Montpelier Re to write Lloyd's Qualifying Quota Share business, it must provide an evergreen letter of credit in favor of The Society and Council of Lloyd's ("Lloyd's") in accordance with Lloyd's rules. Montpelier Re has made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd's in an amount of up to $200.0 million. The letter of credit outstanding at September 30, 2002 was approximately $38.1 million, which is secured by investments of approximately $41.9 million.

LEASE COMMITMENTS

      The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates. The Company has also entered into operating leases for office equipment and furniture. Future minimum annual commitments under existing leases are expected to be as follows: 2002-$313; 2003-$347; 2004-$347.

9.    SHAREHOLDERS' EQUITY

      On September 20, 2002, the Board of Directors of the Company authorized a six-for-one share split of the Company's common shares. The share split has been reflected in the December 31, 2001 comparative financial information, and all applicable references as to the number of common shares, common share equivalents, including exercise prices where applicable, and per share information have been restated.

10.   ACCOUNTING STANDARDS

      The Financial Accounting Standards Board recently issued FAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002", FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and FAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." Currently, we anticipate that the adoption of these statements will not have a significant impact on the Company's financial position.

11.   SUBSEQUENT EVENT

      Subsequent to September 30, 2002, the Company completed an initial public offering ("IPO") of 10,952,600 common shares. The Company's common shares began trading on the New York Stock Exchange on October 10, 2002. This offering raised approximately $201.2 million in net proceeds, which was subsequently contributed to Montpelier Re.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

      The following discussion should be read in conjunction with the attached unaudited combined financial statements and accompanying notes thereto and with the Company's audited combined financial statements and related notes thereto for the period ended December 31, 2001 and the Company's Registration Statement on Form S-1 (Registration No. 333-89408).

      It contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those described in Part II Item 5 of this report, and therefore undue reliance should not be placed on them.

SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING

      Subsequent to September 30, 2002, we completed our initial public offering ("IPO") of 10,952,600 common shares. The Company's shares began trading on the New York Stock Exchange on October 10, 2002. This offering raised approximately $201.2 million in net proceeds, which was subsequently contributed to our principal operating subsidiary, Montpelier Re.

BUSINESS ENVIRONMENT AND OUR FORMATION

      The global property and casualty insurance and reinsurance industry has historically been highly cyclical. During the last half of the 1990s, the industry experienced excess capacity for writers of insurance and reinsurance, which resulted in highly competitive market conditions. After this extended period of intense competition and eroding premium rates, the reinsurance markets began experiencing improvements in rates, terms and conditions for reinsurers in the first quarter of 2000. Continuing improvements through 2001 extended to the primary insurance industry and were accelerated by the September 11th terrorist attacks, which resulted in losses to the industry estimated to be between $30 and $70 billion, which would make the event the largest catastrophe loss ever experienced by the industry.

      We believe property and other reinsurance premiums have historically often risen in the short term in the aftermath of significant catastrophic losses. As claims are reserved, industry surplus is depleted and the industry's capacity to write new business diminishes. We believe that market trends similar to those that have occurred in past cycles are developing in the current environment. At the same time, we believe that there is a heightened awareness that commercial properties are exposed to a variety of risks resulting in an increase in the demand for insurance and reinsurance products. We were formed in November 2001 to take advantage of these opportunities, and through Montpelier Re, we seek to fulfill the need for additional underwriting capacity in the global property and casualty reinsurance market.

      We have observed substantial increases in premium rates for renewals in 2002 compared to 2001 levels. We believe that rate increases will continue through the remainder of 2002 and through 2003, albeit at a more moderate pace. Capital provided by new entrants or by the commitment of additional capital by existing reinsurers may increase the supply of reinsurance which could impact pricing. An increase in the supply of reinsurance could moderate rate increases.

      Since we underwrite global specialty property reinsurance and have large aggregate exposures to natural and man-made disasters, we expect that our claim experience will be the result of relatively few events of high magnitude. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, our financial condition and results and our ability to write new business. This volatility will affect our results in the period that the loss occurs because accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although we believe the property catastrophe reinsurance market has experienced a high level of worldwide catastrophic losses in terms of both frequency and severity from 1987 to the present as compared to prior years. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. We seek to reflect these trends as we price our reinsurance.

REVENUES

      We derive our revenues primarily from premiums from our reinsurance contracts and, to a lesser extent, income from our investment portfolio. Reinsurance premiums are a function of the number and type of contracts we write, as well as prevailing market prices.

      Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, particularly the first quarter. In the markets in which we operate, in general, approximately 40% of gross premiums written relates to contracts that renew in the first quarter, approximately 25% relates to contracts that renew in the beginning of the second quarter, approximately 25% relates to contracts that renew in the beginning of the third quarter with the remainder renewing at various times throughout the year. Premiums are generally due in installments and earned ratably over the contract term, which ordinarily is twelve months.

      Our fixed maturity investments are held as available for sale. Under U.S. GAAP, these securities are carried at fair value, and unrealized gains and losses on these securities are not included in investment income in our combined statements of income, but are included in Accumulated other comprehensive income as a separate component of shareholders' equity.

      Our only equity investment is in Exali Reinsurance Holdings Limited ("Exali"), the unquoted holding company of Wellington Re Limited ("Wellington Re"). Under U.S. GAAP, such unquoted investments are carried at fair value.

EXPENSES

      Our expenses consist primarily of three types: loss and loss adjustment expenses, policy acquisition costs and general and administrative expenses. In the period ended December 31, 2001, our first period of operations, we also incurred organizational expenses, interest expense and an expense associated with the issuance of warrants.

      Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying risks. We estimate loss and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. As described above, we will reserve for catastrophic losses as soon as a loss event is known to have occurred. The ultimate loss and loss adjustment expenses will depend on the actual costs to settle claims. We will increase or decrease our initial loss estimates as actual claims are reported and settled. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our contracts will be a critical factor in determining our profitability.

      Acquisition costs consist principally of brokerage and commissions that represent a percentage of the premiums on reinsurance contracts written, and vary depending upon the amount and types of contracts written, and to a lesser extent ceding commissions paid to ceding insurers and excise taxes.

      General and administrative expenses consist primarily of salaries, benefits, professional fees and related costs, including costs associated with awards under our performance unit plan and our share option plan. Other than performance units and share options, expenses are primarily fixed in nature and do not vary with the amount of premiums written or claims incurred.

      We have awarded, and will in the future award, performance units to some of our employees. The ultimate value of these performance units to employees is dependent upon our achievement of specified performance targets over the course of overlapping three-year periods. We accrue the projected value of these units and expense the value to our income statement over the course of each three-year performance period. We recalculate our liability under the performance units as our financial results evolve, and reflect such adjustments in our income statement in the period in which they are determined.

      As part of our formation, we granted 2,040,000 share options to our President and Chief Executive Officer, Anthony Taylor. In September 2002, 510,000 additional options for common shares were granted to other senior executives. From inception, we have adopted FAS 123 "Accounting for Stock-Based Compensation," which requires the recognition of compensation expense for the fair value of stock compensation awards.

RESULTS OF OPERATIONS

      Montpelier Re Holdings Ltd. and Montpelier Re were formed on November 14, 2001, and Montpelier Re commenced insurance operations on December 16, 2001. Neither company had any prior operating history. Accordingly, we have no comparable results from prior periods. Our fiscal year ends on December 31. Our financial statements are prepared in accordance with U.S. GAAP. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility in both Montpelier Re's results of operations and financial condition.

      Montpelier Re Holdings Ltd. ended the third quarter of 2002 with a fully converted book value per share (as defined below) of $18.22, an increase of $0.71 from June 30, 2002 and an increase of $1.81 from December 31, 2001. This increase of 11.0% (not annualized), resulted from a relatively low level of catastrophes during the three and nine months ended September 30, 2002 and a positive total return on its investment portfolio.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

The following table summarizes our current and prior book values per common share:

                                                       AS OF                  AS OF
                                                 SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                 ------------------     -----------------
Book value per share (1)                               $ 18.46               $ 16.41
Fully converted book value per share (2)                 18.22                 16.41

(1)   Based on total shareholders' equity divided by basic shares outstanding

(2) Based on total shareholders' equity plus the assumed proceeds from the exercise of dilutive options and warrants, divided by fully converted shares outstanding

The following table summarizes the Company's combined financial results for the three and nine months ended September 30, 2002:

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2002      SEPTEMBER 30, 2002
                                                        ------------------      ------------------
                                                         ($ IN MILLIONS)         ($ IN MILLIONS)
Net operating income (1) .............................      $   22.6                $   72.8
Net realized gains on fixed maturity investments .....           4.0                     5.5
Net income ...........................................          26.6                    78.3

Earnings per share - basic ...........................          0.51                    1.49
                                                            --------                --------
Earnings per share - diluted .........................          0.50                    1.49
                                                            ========                ========

(1) Net operating income represents net income excluding net realized gains and losses on fixed maturity investments.

GROSS PREMIUMS WRITTEN

Details of gross premiums written by line of business and by geographic area of risk insured are provided below:

                         GROSS PREMIUMS WRITTEN BY LINE

                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30, 2002                 SEPTEMBER 30, 2002
                                         ------------------                 ------------------
                                           ($ IN MILLIONS)                   ($ IN MILLIONS)
Property Catastrophe ..............     $  29.5         15.3%             $ 140.3         26.2%
Other Property ....................        98.6         50.9                184.0         34.5
Qualifying Quota Share ............        42.0         21.7                153.5         28.8
Specialty and Other ...............        23.6         12.1                 56.0         10.5
                                        -------        -----              -------        -----
Total .............................     $ 193.7        100.0%             $ 533.8        100.0%
                                        =======        =====              =======        =====

            GROSS PREMIUMS WRITTEN BY GEOGRAPHIC AREA OF RISK INSURED

                                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2002     SEPTEMBER 30, 2002
                                                                   ------------------     ------------------
                                                                    ($ IN MILLIONS)         ($ IN MILLIONS)
Worldwide risks (1).............................................. $   78.1       40.4%    $  274.2       51.4%
USA and Canada...................................................     91.9       47.4        186.1       34.9
Japan............................................................      3.8        2.0         20.4        3.8
Worldwide risks, excluding USA and Canada (2)....................      1.3        0.7         10.7        2.0
United Kingdom or Ireland........................................      5.4        2.8         10.4        1.9
Western Europe excluding Scandinavia, the United Kingdom and
Ireland .........................................................      1.8        0.9          8.4        1.6
Other (1.0% or less).............................................     11.4        5.8         23.6        4.4
                                                                  --------      -----     --------      -----
Total                                                             $  193.7      100.0%    $  533.8      100.0%
                                                                  ========      =====     ========      =====

(1) "Worldwide risks" comprise individual policies that insure risks on a worldwide basis.

(2) "Worldwide risks, excluding USA and Canada" comprise individual policies that insure risks on a worldwide basis but specifically exclude the USA and Canada.

      Overall we expect that gross premiums written for 2003 will be greater than 2002, based on our assumptions that both rate and volume increases will occur.

      Property catastrophe reinsurance - These contracts are typically "all risk" in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage, and business interruption coverage resulting from a covered peril. Certain risks, such as war and nuclear contamination, are generally excluded from all contracts. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract.

      We also write retrocessional coverage contracts, which is reinsurance protection to other reinsurers or retrocedents. Coverage is focused on catastrophe protection for property portfolios. Retrocessional coverage typically carries a higher degree of volatility versus reinsurance as it covers the concentration of catastrophe exposure written by retrocedents, which in turn may have an aggregation of losses from a single catastrophic event.

      The main renewal periods for property catastrophe insurance are January 1, April 1 and July 1. Generally, gross premiums written for the fourth quarter are proportionally less than for each of the first three quarters of the fiscal year. The proportion of property catastrophe gross premium written as a percentage of total gross premiums written is greater in the nine months ended September 30, 2002 than in the three months ended September 30, 2002 because proportionally higher volumes of property catastrophe business are traditionally written in the first quarter, as compared to other quarters in the fiscal year.

      During the three and nine months ended September 30, 2002, Montpelier Re has recorded gross reinstatement premiums of approximately $3.2 million, primarily due to reinstated coverages on assumed contracts impacted by losses arising from the flooding which occurred in central Europe in August 2002 ("European floods"). The reinstatement premiums have been included in the property catastrophe category. We expect to record additional reinstatement premiums as additional losses are notified consistent with our loss estimates discussed below.

      Other Property - This category includes risk excess of loss business, property pro-rata and direct and facultative lines. Risk excess of loss on reinsurance protects insurance companies on their primary insurance risks and facultative reinsurance transactions on a "single risk" basis. Coverage is triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified attachment point of the reinsurance contract.

      Direct and facultative contracts cover commercial property risks where the reinsurer assumes all or part of a risk under a single insurance contract.

      Property pro-rata contracts comprise property risk programs written on a proportional basis rather than on an excess of loss basis.

      The proportion of Other Property premium as a percentage of total gross premiums written is greater in the three months to September 30, 2002 than in the nine month period primarily because we did not begin to write significant volumes of some lines of business, such as direct and facultative insurance and reinsurance, until the second quarter of 2002. Montpelier Re commenced operations in December 2001 but we did not have our full complement of underwriters until the end of the first quarter of 2002.

Accordingly, we would not anticipate that the relatively low level of premium volumes written in certain lines of business, including facultative insurance and reinsurance, in the first quarter of 2002 would be repeated in the first quarter of 2003.

      Qualifying Quota Share ("QQS") - This represents whole account quota share reinsurance to select Lloyd's syndicates and specialty insurance companies. Under the quota share reinsurance contracts, a specified portion of the risk on a specified coverage is assumed in exchange for an equal proportion of the premiums. The QQS business incepting in the three and nine months of 2002 is based on annual projections supplied by the underlying syndicates, together with actual reported results for the six months ended June 30, 2002. Estimated annual premiums can change, based on revised projections supplied by the underlying syndicates. The resulting changes in accrued premium are recorded in the period in which they are determined. Gross premiums written related to QQS arrangements have been recorded gross of original commissions to the syndicates. This accounting treatment, when compared to recording such premiums net of original commissions, has the effect of increasing gross premiums written and increasing acquisition costs by an equal amount.

      Specialty and Other - Risks such as aviation, liability, aviation war, marine, personal accident catastrophe, casualty and other reinsurance business is included in this category. The marine and aviation business is primarily written on a retrocessional excess of loss basis. A limited number of terrorism specific risks, reinsurance treaties and national pools were written as well during the period.

      REINSURANCE PREMIUMS CEDED. Reinsurance premiums ceded for the three and nine months ended September 30, 2002 were $20.9 million and $39.7 million respectively, which was attributable to the reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate. Reinsurance premiums ceded represented approximately 50% and 26% of gross premiums assumed from the syndicates for the three and nine months ended September 30, 2002, respectively. The increase in reinsurance premium ceded for the three months to September 30, 2002 arose as a result of one of the syndicates notifying Montpelier Re during the third quarter that they had purchased more underlying reinsurance than originally anticipated. To date, we have not directly purchased any reinsurance. We will continue to assess the need for retrocessional coverage and may purchase such coverage in future periods.

      NET PREMIUMS WRITTEN. Net premiums written for the three and nine months ended September 30, 2002 were $172.9 million and $494.0 million respectively.

      NET CHANGE IN UNEARNED PREMIUMS. Net change in unearned premiums for the three and nine months ended September 30, 2002 were $66.4 million and $269.5 million, respectively, comprising a change in unearned premiums of $70.8 million and $285.5 million and a change in unearned ceded premium of $4.4 million and $16.0 million, respectively. This reflects that most of our contracts are written on an annual basis, with the premiums earned over the course of the contract period.

      NET PREMIUMS EARNED. Net premiums earned for the three and nine months ended September 30, 2002 were $106.5 million and $224.5 million. The large difference between net premiums written and net premiums earned during the three and nine months ended September 30, 2002 reflects that most of our contracts are written on an annual basis, with the premiums earned over the course of the contract period. The majority of our business is written at the January 1, April 1, and July 1 renewal periods and therefore it is reasonable to anticipate that the earned premium would generally increase over the course of the fiscal year as premiums written in earlier months are increasingly earned. A minority of our business, principally some underlying business in the QQS contracts, is written on a risks attaching basis, which is generally earned over a longer period.

      LOSS AND LOSS ADJUSTMENT EXPENSES

      The underwriting results of a reinsurance company are often measured by reference to its loss ratio and expense ratio. The loss ratio is the result of dividing losses and loss adjustment expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is the result of dividing acquisition costs combined with general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio.

      The table below sets forth our combined ratio and components thereof for the three and nine months ended September 30, 2002:


                    THREE MONTHS ENDED      NINE MONTHS ENDED
                    SEPTEMBER 30, 2002      SEPTEMBER 30, 2002
                    ------------------      ------------------
Loss ratio                       64.8%                   54.5%
Expense ratio                    24.7%                   25.6%
                                 ----                    ----
Combined ratio                   89.5%                   80.1%
                                 ----                    ----

      Loss and loss adjustment expenses for the three and nine months ended September 30, 2002 were $69.0 million and $122.4 million, respectively. The loss ratio represents our estimate of expected losses on premiums earned. The loss ratios for the three and nine months ended September 30, 2002 were impacted by the European floods. Overall, for the nine months ended September 30, 2002, we have benefited from the relatively low level of catastrophes, as evidenced by our relatively low overall loss ratio. Loss and loss expenses comprise losses incurred but not reported ("IBNR") of $50.1 million and $100.7 million for the three and nine months ended September 30, 2002, respectively, combined with claims that were reported to us with total unadjusted net losses of $18.6 million and $21.2 million, respectively. Reinsurance recoverable related to the QQS business written of $5.3 million and $10.6 million was netted against loss and loss adjustment expenses for the three and nine months ended September 30, 2002, respectively. We paid losses of $0.3 million and $0.5 million, respectively, for the three and nine months ended September 30, 2002. The majority of our reported claims were notified to us in the three months ended September 30, 2002 and relate to the European floods.

      IBNR for the three and nine months ended September 30, 2002 was $50.1 million and $100.7 million, respectively. In order to assess our exposure to the European floods, we have reviewed the estimates of the industry-wide insured loss, examined our contracts with exposures to risks in the affected areas, and discussed the likelihood of losses under such contracts with our reinsurance brokers and cedents. We have relatively small exposures in the affected areas. We currently have reported claims of approximately $14.1 million and in addition, based on our analysis, have estimated an additional amount for losses incurred but not reported of $10.9 million. We experienced immaterial losses or exposures to the season's hurricane, tropical storm, or typhoon losses through September 30, 2002. IBNR was actuarially determined, including consideration for known catastrophic events in the three and nine months ended September 30, 2002.

      ACQUISITION COSTS. Acquisition costs for the three and nine months ended September 30, 2002 were $20.4 million and $41.6 million respectively, which were principally due to brokerage commissions for our reinsurance contracts of $8.6 million and $17.0 million, respectively and commissions paid to ceding insurers and other costs of $11.8 million and $24.6 million respectively.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2002 were $5.9 million which were comprised of fixed expenses of $3.7 million, $0.4 million for the accrued expense of the performance units granted under our performance incentive plan, $0.5 million for current incentive compensation bonuses accrued, and $1.3 million related to the accrual of the fair value of stock options granted.

      General and administrative expenses for the nine months ended September 30, 2002 were $15.9 million which consisted of fixed expenses of $9.9 million, $1.2 million for the accrued expense of the performance units granted under our performance incentive plan, $1.0 million for current incentive compensation bonuses accrued and $3.8 million related to the accrual of the fair value of stock options granted.

      NET INVESTMENT INCOME. Net investment income for the three and nine months ended September 30, 2002 was $12.5 million and $31.5 million respectively. Interest on coupon-paying bonds, bank interest and foreign exchange gains combined totaled $13.8 million and $35.2 million, respectively. This was partially offset by amortization of premium on bonds and investment management fees of $1.3 million and $3.7 million, respectively.

      NET REALIZED INVESTMENT GAINS. Net realized investment gains for the three and nine months ended September 30, 2002 were $4.0 million and $5.5 million respectively, which were due to gains realized from the sale of fixed maturity investments.

      INTEREST ON LONG-TERM DEBT. Interest expensed on the long-term debt relating to the $150.0 million outstanding balance on our long-term loan facility described below for the three and nine months ended September 30, 2002 was $1.2 million and $3.3 million respectively, representing an average rate of 3.0% and 2.9% respectively. We paid interest of $nil and $2.3 million during the three and nine months ended September 30, 2002.

      NET INCOME. Net income for the three and nine months ended September 30, 2002 was $26.6 million and $78.3 million respectively, which was principally due to net underwriting income of $17.1 million and $60.6 million respectively, primarily reflecting the relatively low level of reported and unreported claims, net investment income of $12.5 million and $31.5 million and net investment gains of $4.0 million and $5.5 million, respectively, partially offset by interest on the long-term debt of $1.2 million and $3.3 million, respectively.

      COMPREHENSIVE INCOME. Comprehensive income for the three and nine months ended September 30, 2002 was $42.1 million and $103.7 million respectively, which includes the $26.6 million and $78.3 million of net income described above, and $15.5 million and $25.4 million, respectively, of net unrealized gains on investments.

      The cost or amortized cost, gross unrealized gains and losses, and carrying values of our investments as of September 30, 2002 were as follows (in thousands):

                                    COST OR         GROSS           GROSS
                                   AMORTIZED      UNREALIZED      UNREALIZED
        INVESTMENTS                  COST           GAINS           LOSSES        CARRYING VALUE
        -----------                ---------      ----------      ----------      --------------
Fixed maturity investments ....   $1,077,390      $   28,321      $     (591)         $1,105,120
Equity investment (unquoted) ..       34,543              --            (439)             34,104

      Our portfolio of fixed maturity investments comprises investment grade corporate debt securities (27%), U.S. government bonds (21%), federal agency bonds (39%) and mortgage-backed securities (13%). All of the fixed maturity investments currently held by us are publicly traded. Total return for the three and nine months ended September 30, 2002 was 2.8% and 5.7% respectively. The average duration of the portfolio was 2.2 years and the average rating of the portfolio was AA+ at September 30, 2002.

      At September 30, 2002, our only equity investment was in Exali Reinsurance Holdings Limited ("Exali"), the unquoted holding company of Wellington Reinsurance Limited. Under U.S. GAAP, such unquoted investments are carried at fair value. At September 30, 2002, this investment is recorded at estimated fair value, based on Exali's reported net asset value, with the difference being recorded as an unrealized loss included within Accumulated other comprehensive income in shareholders' equity.

      We did not experience any material, other-than-temporary, impairment charges relating to our portfolio of investment securities during the nine months ended September 30, 2002. In our determination of other-than-temporary impairment, we consider several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our cost and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

      Other-than-temporary impairment is recorded as a realized loss which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses which do not impact net income and earnings per share but reduce other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

      We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and service fees from Montpelier Re to pay our operating expenses, interest on debt facilities and dividends, if any. There are restrictions on the payment of dividends from Montpelier Re to Montpelier Re Holdings Ltd., which are described in more detail below. It is our initial policy to retain earnings to support the growth of our business. We do not currently intend to pay dividends.

      In the period from November 14, 2001, our date of incorporation, to December 31, 2001, we received $848.2 million in cash from a private placement of our common shares, which was partially offset by equity raising costs of $5.2 million. Substantially all of these funds were contributed to Montpelier Re to provide capital for its underwriting operations. During this period we used $3.9 million of cash in operating activities, largely because Montpelier Re did not commence insurance operations until mid December 2001. Montpelier Re invested $638.5 million in investments in the period, and had a cash balance of $350.6 million at December 31, 2001.

      On December 12, 2001, we also entered into two senior credit facilities with Bank of America, N.A. and a syndicate of commercial banks, consisting of the Bank of N.T. Butterfield & Son Limited, Credit Suisse First Boston, The Bank of Bermuda Ltd., Fleet National Bank, The Bank of New York and Barclays Bank plc. The credit facilities consist of a 364-day revolving credit facility with a $50.0 million borrowing limit and a three-year term loan facility with a $150.0 million aggregate borrowing limit. As of September 30, 2002, we had borrowed $150.0 million under the term loan facility and had not accessed the revolving credit facility. Substantially all of the $150.0 million was contributed to Montpelier Re to provide capital for its underwriting operations. These credit facilities contain covenants which include maintaining: (i) a ratio of debt to total capital no greater than 30%; (ii) a tangible net worth equal to at least the sum of: (x) $525.0 million; (y) 50% of positive quarterly net income (with no deduction for net losses); and (z) 50% of any net equity proceeds, minus certain dividends; and (iii) the ratio of the aggregate statutory net written premiums to the net worth of all our insurance subsidiaries at a level no greater than 1.5 to 1 at the end of any fiscal quarter. Also, these covenants restrict our other borrowings, the ability of our subsidiaries to merge, consolidate, make acquisitions, sell any assets or assign any receivables, and our ability to create liens on any assets, make certain capital expenditures and to hold margin stock. In addition, a change in control of our Company or final judgments against us which exceed an aggregate of $5.0 million (excluding any portion thereof which will likely be recovered through insurance) each constitute an event of default under our credit facilities.

      Furthermore, our ability to pay dividends is limited under these credit facilities. Under these facilities, we cannot pay dividends to our shareholders until April 1, 2003. After this date, we can only pay dividends in an amount equal to 50% of our net income at the end of any quarter, excluding all extraordinary gains and losses. If we pay dividends in excess of this amount, we are required to refund simultaneously our debt in an amount equal to at least 43% of the excess dividend payment. This debt repayment would be used to pay any amounts owing under our term loan facility and then amounts outstanding under the revolving loan facility.

      In the nine months ended September 30, 2002, we generated an operating net cash inflow of $206.7 million, primarily relating to premiums received by Montpelier Re. We paid losses of $0.3 million and $0.5 million during the three and nine months ended September 30, 2002, respectively. We invested a net amount of $424.0 million during the nine months ended September 30, 2002, and had a cash balance of $147.2 million at September 30, 2002.

      Fixed maturities, unquoted equities and cash and cash equivalents were $1,286.5 million as of September 30, 2002, compared to $991.0 million at December 31, 2001. The primary cause of this increase was the receipt of $190.0 million in premiums net of acquisition costs, net investment income of $31.5 million, unrealized gains on investments of $25.4 million and the receipt of $26.0 million in subscriptions for common shares on January 3, 2002, which related to the second and final closing of our initial capitalization.

      For the period from inception until September 30, 2002, we have had sufficient cash flow from operations to meet our liquidity requirements. The cash generated from the private placement together with our credit facilities, have provided us with sufficient liquidity to enable Montpelier Re to meet its Bermuda statutory requirements under The Insurance Act 1978, related Regulations and amendments thereto (the "Insurance Act"), as described below.

      Subsequent to September 30, 2002, we completed our initial public offering ("IPO") of 10,952,600 common shares. The Company's shares began trading on the New York Stock Exchange on October 10, 2002. This offering raised approximately $201.2 million in net proceeds, which was subsequently contributed to Montpelier Re.

      In the third quarter, we moved to larger office premises in Bermuda. Approximately $2.0 million in related costs were incurred for the nine months ended September 30, 2002, the majority of which were capitalized.

      LIQUIDITY. On an ongoing basis, our sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments.

      Cash is used primarily to pay losses and loss adjustment expenses, brokerage commissions, excise taxes, and general and administrative expenses and to purchase new investments. In the future, we may also use cash to pay for any premiums retroceded and any authorized share repurchases.

      Our cash flows from operations represent the difference between premiums collected and investment earnings realized, and the losses and loss adjustment expenses paid, underwriting and other expenses paid and investment losses realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested all cash flows not required for operating purposes.

The potential for a large claim under one of our reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

      We intend to manage these risks by using modeling techniques to structure our investments in an effort to anticipate the payout patterns of our liabilities under reinsurance policies. No assurance can be given, however, that we will successfully match the structure of Montpelier Re's investments with its liabilities under reinsurance contracts. If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

      Montpelier Re is registered under the Insurance Act. Under the Insurance Act, Montpelier Re is required to file on an annual basis, Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires Montpelier Re to meet a minimum solvency margin equal to the greatest of (i) $100 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for losses and loss adjustment expenses. To satisfy these requirements, Montpelier Re was required to maintain a minimum level of statutory capital and surplus of $100 million at September 30, 2002 and a minimum share capital of $1 million. In the nine months ended September 30, 2002, Montpelier Re satisfied these requirements.

      Bermuda law limits the maximum amount of annual dividends or distributions payable by Montpelier Re to us and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority. Subject to such laws, the directors of Montpelier Re have the unilateral authority to declare or not to declare dividends to us. The maximum amount of dividends that could have been paid by Montpelier Re to us at January 1, 2002, without such notification, was $39,540. Accordingly, there is no assurance that dividends will be declared or paid in the future.

      Montpelier Re is not licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Montpelier Re to post a letter of credit or other collateral. In order for Montpelier Re to write Lloyd's Qualifying Quota Share business, it must provide an evergreen letter of credit in favor of The Society and Council of Lloyd's ("Lloyd's") in accordance with Lloyd's rules. We have made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd's in an amount of up to $200.0 million, which we consider sufficient to support Montpelier Re's estimated qualifying quota share obligations for the next 12 months. Depending on the level of business written by the QQS syndicates over the next 12 months, the standby letter of credit may need to be extended. The letter of credit outstanding at September 30, 2002 was approximately $38.1 million, which is secured by investments of approximately $41.9 million. Montpelier Re has the ability to provide sufficient unencumbered assets to support the standby letter of credit.

      In May 2002, we signed a subscription and shareholders agreement to invest in Exali, the Bermuda-based holding company of Wellington Re. Subject to various conditions, Montpelier Re has agreed to invest up to 40.0 million pounds sterling, or approximately $60.0 million, in two separate tranches. On June 21, 2002, Montpelier Re invested 22.1 million pounds sterling (or $33.0 million). The second tranche of up to 17.9 million pounds sterling, or approximately
$26.9 million, is expected to close in November 2002. Payment of the second tranche is secured by a letter of credit in favor of Exali, in an amount equal to 110% of the second tranche, or approximately $29.6 million.

      As part of the subscription and shareholders agreement, Montpelier Re has agreed to provide quota share reinsurance to Wellington Re involving annual ceded premiums to us of approximately $60.0 million for the underwriting years 2003, 2004 and 2005. These arrangements cover mainly property and casualty risks.

Our President and Chief Executive Officer, Anthony Taylor, has joined the board of directors of Exali and will remain on the board for so long as we retain a specified level of shareholdings and maintain the quota share business.

      On an ongoing basis, we expect our internally generated funds, together with the revolving credit agreement and the capital base provided by the IPO and the private placement, to be sufficient to operate our business and implement our business strategy. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business other than obtaining letters of credit as security for Montpelier Re's reinsurance agreements. However, there can be no assurance that we will not be required to incur other indebtedness to implement our business strategy or pay claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We believe that we are principally exposed to three types of market risk: interest rate risk, foreign currency risk and credit risk.

      The use of derivative instruments is expressly prohibited by our Board of Directors, other than the use of forward currency exchange contracts to minimize the impact of exchange rate fluctuations.

      INTEREST RATE RISK. Our primary market risk exposure is to changes in interest rates. Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of Montpelier Re's reinsurance liabilities.

      As of September 30, 2002, the impact on our portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.2% or approximately $24.8 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.2% or approximately $24.8 million.

      As of September 30, 2002, we held $148.2 million, or 13.4% of our total invested assets in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the small proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

      Interest rate movements also affect the economic value of our long-term debt obligation, on which the interest rate was fixed at 2.96% from April 21, 2002 until October 21, 2002. The average interest rate for the period from January 1, 2002 until September 30, 2002 was 2.90%. The interest rate has been fixed at 2.59% for the period from October 21, 2002 until April 21, 2003.

      FOREIGN CURRENCY RISK. We attempt to manage our foreign currency risk by seeking to match our liabilities under reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets.

      CREDIT RISK. We have exposure to credit risk primarily as a holder of fixed income investments. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.

CURRENCY

      Our functional currency is the United States dollar. However, because we write a portion of our business and receive premiums in currencies other than United States dollars and may maintain a small portion of our investment portfolio in investments denominated in currencies other than United States dollars, we may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

EFFECTS OF INFLATION

      We do not believe that inflation has had a material effect on our combined results of operations, except insofar as inflation may affect interest rates.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

      Our combined financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values. Actual events or results may differ materially from management's underlying assumptions or estimates, which may result in material adverse effects on our results of operations and financial condition and liquidity.

      We believe that the following critical accounting policies affect the more significant estimates used in the preparation of our combined financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies we use to prepare our combined financial statements is included in the notes to the December 31, 2001 audited combined financial statements included in the Company's Registration Statement on Form S-1.

      PREMIUMS. Premium income is primarily earned ratably over the term of the insurance policy. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected in unearned premiums.

      We write both excess of loss and pro-rata contracts. On excess of loss contracts, the minimum and deposit premium is defined in the contract wording and this is the amount we record as written premium in the period the underlying risks incept. Subsequent adjustments to the minimum and deposit premium are recorded in the period in which they are determined.

      On pro-rata contracts, including QQS arrangements, premiums assumed are estimated to ultimate levels based on information provided by the ceding companies. An estimate of premium is recorded in the period in which the underlying risks incept. When the actual premium is reported by the ceding company, it may be significantly higher or lower than the estimate. Adjustments arising from the reporting of actual premium by the ceding companies are recorded in the period in which they are determined. Estimates of premium are based on information available, including previously reported premium and underlying economic conditions. Premiums on pro-rata contracts are earned over the risk periods of the related reinsurance contracts.

      Premiums receivable are recorded at amounts due less any required provision for doubtful accounts.

      Where contract terms require the reinstatement of coverage after a ceding company's loss, the mandatory reinstatement premiums are recorded as written premiums when the loss event occurs, and are recognized as earned premium ratably over the remaining contract period.

      LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES. Loss and loss adjustment expense reserves include amounts determined from loss reports on individual cases losses, provisions for settlement expenses, and provisions for losses incurred but not reported based on actuarial determinations and management estimates.

      A significant portion of our business is in the property catastrophe market and programs with higher layers of risks. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the Company's policies are characterized by high severity and low frequency. This limits the volume of industry claims experience available from which to reliably predict ultimate loss levels following a loss event.

      In addition, there always exists a reporting lag between a loss event taking place and the reporting of the loss to the Company. These incurred but not reported losses are inherently difficult to predict.

      These factors require us to make significant assumptions when establishing loss reserves. For losses which have been reported to the Company, we estimate our ultimate loss. Since the Company has insufficient past loss experience, management relies on industry data and professional judgment. This industry data may not match the risk profile of the Company, which introduces a further degree of uncertainty into the process. For losses which have been incurred but not reported, the reserving process is further complicated.

      These complications, together with the potential for unforeseen adverse developments, may result in losses and loss expenses significantly greater or less than the reserve provided. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophe event.

      Loss and loss adjustment reserve estimates are regularly reviewed and updated, as new information becomes known to us. Any resulting adjustments are included in income in the period in which they become known.

      OTHER THAN TEMPORARY DECLINES IN INVESTMENTS. Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments involves significant management judgment, which includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If investments are determined to be impaired, a loss is charged to the income statement in the period in which it is discovered. The current economic environment and recent volatility of securities markets increase the difficulty in determining impairment. For unquoted investments, fair value is determined using the financial information received and other economic and market knowledge as appropriate.

      LONG-TERM INCENTIVE AWARD ACCRUALS. The Long-Term Incentive Plan provides for the granting of performance units to management. The performance units entitle the recipient to receive a specified amount subject to the achievement of specific financial goals. Performance units vest at the end of a three year period, and payout is linked to performance targets at the discretion of the Compensation Committee. The performance targets currently in place, are based on achieving average combined ratios over the performance period. Management is required to estimate the average combined ratio in order to accrue an appropriate expense in the financial statements. Because of the inherent volatility in short term underwriting results, and the resultant difficulty in estimating future insurance ratios, management assumes a target combined ratio which results in a 100% realization by the recipients of the allocated performance units. When the Compensation Committee deems it appropriate, the assumed combined ratio will be replaced by a combined ratio calculated by the Compensation and Nominating Committee based on actual results, and any adjustment required will be recognized in the period in which the adjustment is calculated.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Sections 240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses noted in the Company's internal controls. As a result, no corrective action with regard to significant deficiencies and material weaknesses was taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not currently involved in any material litigation or arbitration.

ITEM 5. OTHER INFORMATION

      Cautionary Statement under "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995.

      This Form 10-Q contains, and the Company may from time to time make, written or oral "forward-looking statements" within the meaning of the U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company's control that could cause actual results to differ materially from such statements. Important events that could cause the actual results to differ include, but are not necessarily limited to, our short operating history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the impact of terrorist activities on the economy; our reliance on reinsurance brokers; the impact of currency exchange rates and interest rates on our investment results; competition in the reinsurance industry and rating agency policies and practices. The Company's forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. For a more detailed description of these uncertainties and other factors, please see the "Risk Factors" section in the Company's Form S-1 (Registration No. 333-89408) filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
------      -----------------------
  3.1       Memorandum of Association (incorporated herein by reference to
            Exhibit 3.1 to the Company's Registration Statement on Form S-1
            (Registration No. 333-89408)).

  3.2 Bye-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No.
            333-89408)).

  4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-89408)).

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
------      -----------------------
  4.2       Share Purchase Warrant, dated as of January 3, 2002, between the
            Registrant and Banc of America Securities LLC, as amended by
            Amendment, dated as of February 11, 2002, as further amended by
            Amendment, dated as of July 1, 2002. (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on
            Form S-1 (Registration No. 333-89408)).

  4.3       Share Purchase Warrant, dated January 3, 2002, between the
            Registrant and Benfield Group plc, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No.
            333-89408)).

  4.4       Share Purchase Warrant, dated January 3, 2002, between the
            Registrant and White Mountains Insurance Group, Ltd., as amended by
            Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-89408)).

 10.1       Shareholders Agreement, dated as of December 12, 2001, among the
            Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's Registration
            Statement on Form S-1 (Registration No. 333-89408)).

 10.2       Service Agreement, dated as of December 12, 2001, between Anthony
            Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company's Registration
            Statement on Form S-1 (Registration No. 333-89408)).

 10.3       Service Agreement, dated as of January 24, 2002, between Anthony
            Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company's Registration
            Statement on Form S-1 (Registration No. 333-89408)).

 10.4       Service Agreement, dated as of January 1, 2002, between C. Russell
            Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-89408)).

 10.5       Service Agreement, dated as of January 1, 2002, between Thomas
            George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company's Registration
            Statement on Form S-1 (Registration No. 333-89408)).

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
------      -----------------------
 10.6       Service Agreement, dated as of January 24, 2002, between Thomas
            George Story Busher and Montpelier Marketing Services (UK) Limited
            (incorporated herein by reference to Exhibit 10.6 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-89408)).

 10.7       Service Agreement, dated as of January 24, 2002, between Nicholas
            Newman-Young and Montpelier Marketing Services (UK) Limited
            (incorporated herein by reference to Exhibit 10.6 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-89408)).

 10.8       Credit Agreement, dated as of December 12, 2001, among the
            Registrant and Various Financial Institutions, as amended by Amendment Agreement, dated as of December 26, 2001, by Second
            Amendment Agreement, dated as of June 17, 2002 and by Third
            Amendment Agreement, dated as of August 1, 2001 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-89408)).

 10.9 Share Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration
            No. 333-89408)). 10.10 Performance Unit Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-89408)).

--------------
B.    Current Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Montpelier Re Holdings Ltd.
                                                   (Registrant)


       November 8, 2002            By: /s/ Anthony Taylor
       ----------------            ---------------------------------------------
             Date                  Name: Anthony Taylor
                                   Title:  President and Chief Executive Officer








       November 8, 2002            By: /s/ Neil McConachie
       ----------------            ---------------------------------------------
             Date                  Name: Neil McConachie
                                   Title: Financial Controller
                                   (chief accounting officer)

                                 CERTIFICATIONS

I, Anthony Taylor, President and Chief Executive Officer of Montpelier Re Holdings Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Montpelier Re Holdings Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002              By: /s/ Anthony Taylor
     -------------------------      --------------------------------------------
                                    Name:  Anthony Taylor
                                    Title: President and Chief Executive Officer
                                           (principal executive officer)

I, K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Montpelier Re Holdings Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002              By: /s/ K. Thomas Kemp
     -------------------------      --------------------------------------------
                                    Name:  K.Thomas Kemp
                                    Title: Chief Financial Officer
                                           (principal financial officer)