Form 10-K
period 2002-12-31
MONTPELIER RE HOLDINGS LTD
filed 2003-03-21
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended December 31, 2002

Commission File Number 001-31468

MONTPELIER RE HOLDINGS LTD.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	Not Applicable

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Mintflower Place
8 Par-La-Ville Road
Hamilton HM 08
Bermuda

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (441) 296-5550

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: COMMON SHARES,
PAR VALUE 1/6 CENT PER SHARE
NAME OF EXCHANGE ON WHICH REGISTERED: NEW YORK STOCK EXCHANGE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( X )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 14, 2003, the Registrant had 63,392,600 common voting shares outstanding, with a par value of 1/6 cent per share.

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2002 is not applicable as the Registrant was not publicly traded as of June 30, 2002. As of December 31, 2002, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant was $904,334,400 based on the closing sale price of the common shares on the New York Stock Exchange on that date.

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 20, 2003 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MONTPELIER RE HOLDINGS LTD.

PART I

     Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995.

     This Form 10-K contains, and the Company may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

     Important events that could cause the actual results to differ include, but are not necessarily limited to: our short operating history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the impact of terrorist activities on the economy; our reliance on reinsurance brokers; the impact of currency exchange rates and interest rates on our investment results; competition in the reinsurance industry and rating agency policies and practices. The Company’s forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. These and other events that could cause actual results to differ are discussed in detail in “Risk Factors” contained in Item 1 of this filing.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1. Business

General

     Montpelier Re Holdings Ltd. (the “Company”), through its wholly-owned operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a Bermuda-based provider of global specialty property insurance and reinsurance products. We were founded by White Mountains Insurance Group, Ltd. and Benfield Holdings Limited and commenced operations in December 2001 with approximately $1.0 billion of capital. We have assembled a senior management team with significant industry expertise and longstanding industry relationships. We seek to identify attractive insurance and reinsurance opportunities by capitalizing on our management’s significant underwriting experience, using catastrophe modeling software and our own risk pricing and capital allocation models. For the year ended December 31, 2002, we underwrote $607.7 million in gross premiums written, which was spread between various classes of business and geographic areas. We have well-established market relationships with the world’s top reinsurance brokers including Guy Carpenter & Company, Inc. (a subsidiary of Marsh & McLennan Companies Inc.), Aon Re Worldwide (a subsidiary of Aon Corporation), Benfield Greig Limited and Benfield Blanch (“Benfield”) and Willis Group Holdings Ltd., among others.

     We write the following four lines of business: property specialty, property catastrophe, qualifying quota share (“QQS”) and other specialty.

     The property specialty category includes risk excess of loss, property pro-rata and direct insurance and facultative reinsurance business. Property catastrophe reinsurance contracts are typically “all risk” in nature and provide protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The property catastrophe category also includes retrocessional coverage contracts, which is reinsurance protection to other reinsurers, also called retrocedents. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. We also participate in three QQS arrangements that are whole account quota share reinsurance contracts we provide to select Lloyd’s syndicates. Our other specialty category includes aviation liability, aviation war, marine, personal accident catastrophe, workers compensation, terrorism, casualty and other reinsurance business. We will pursue other opportunities in the upcoming year as they arise.

     In October 2002, the Company completed an initial public offering (“IPO”) of 10,952,600 common shares. The Company’s common shares began trading on the New York Stock Exchange on October 10, 2002. The offering raised approximately $201.2 million in net proceeds, substantially all of which was contributed to Montpelier Re for use in its underwriting operations.

Ratings

     Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. A.M. Best assigned Montpelier Re a financial strength rating of “A–”(Excellent), which is the fourth highest of fifteen rating levels. The objective of A.M. Best’s rating system is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our rating reflects A.M. Best’s opinion of our capitalization, management and sponsorship, and is not an evaluation directed to investors in our common shares or a recommendation to buy, sell or hold our common shares. Our rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best, and we cannot assure you that we will be able to retain this rating.

Corporate Strategy

     We aim to maximize sustainable long-term growth in shareholder value by pursuing the following strategies:

     Manage Capital Prudently and Maintain a Disciplined Balance Sheet. We focus on generating underwriting profits while maintaining a disciplined balance sheet. We intend to manage our capital prudently relative to our risk exposure in an effort to maximize sustainable long-term growth in shareholder value. In 2003 we have purchased specific retrocessional protection for our direct insurance and facultative reinsurance programs on an “any one risk” basis to limit our exposure from losses at one location. We may purchase additional retrocessional protection for our own account in 2003. Our capital management strategy will emphasize the appropriate use of leverage (borrowings) to augment capital when it can be fully and profitably used to support our underwriting. If we have idle or excess capital, we may, although we have no current plans to, reduce leverage and consider share repurchases or dividends to return capital to our owners. We employ a conservative investment policy, which aims to minimize any duration mismatch among our assets and liabilities, and we seek to establish appropriate loss reserves in order to minimize later adjustments.

     Enhance Our Lead Position With Brokers and Cedents. We often take a lead position on underwriting treaties, which provides us with enhanced access to business and allows us to exercise superior risk selection. Our underwriters seek to identify those exposures which meet our objectives in terms of return on capital and underwriting criteria. By leading reinsurance programs, we believe our underwriters see a broad range of our clients’ business which, in conjunction with sophisticated modeling tools, has allowed us to build a substantial book of reinsurance business exhibiting superior performance.

     Combine Subjective Underwriting Methods With Objective Modeling Tools. We intend to exploit pricing inefficiencies that may exist in the market from time to time. To achieve this, we disseminate market information to our entire underwriting team through the development of knowledge management systems and personal contact among all underwriters. Generally, our underwriters use sophisticated property risk modeling tools, both proprietary and third party, together with their market knowledge and judgment, to achieve the highest available price per unit of risk assumed by our portfolio.

     Develop and Maintain a Balanced Portfolio of Reinsurance Risks. We aim to build a balanced portfolio of primarily property related risks, diversified by class, product, geography and marketing source. We actively seek to grow in classes experiencing improved or stable conditions and avoid classes suffering from intense price competition or poor fundamentals. Our approach to new business is flexible and dynamic because we have a centralized underwriting team in Bermuda, as opposed to a large decentralized structure that might encourage writings in particular geographic areas or product classes to justify previous commitments. We underwrite a variety of different products, and seek to avoid a focus on any particular region or class of business, including U.S. property catastrophe business. We employ risk management techniques to monitor correlation risk and seek to enhance the underwriting returns through careful risk selection using advanced capital allocation methodologies. We utilize industry modeling tools to stress test the portfolio by simulating large loss events. We believe a more balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value.

     Deliver Customized, Innovative and Timely Insurance and Reinsurance Solutions for Our Clients. We intend to establish ourselves as a premier provider of global specialty property reinsurance products and seek to provide superior customer service. Our objective is to solidify long-term relationships with brokers and clients while developing an industry reputation for innovative and timely quotes for difficult technical risks.

Industry Trends

     Property and other insurance and reinsurance premiums have historically often risen in the aftermath of significant catastrophic losses. The occurrence of catastrophic events, the frequency and severity of which are inherently unpredictable, affects both industry results and subsequent prevailing market prices of our products. As claims are incurred, industry surplus is depleted and the industry’s capacity to write new business diminishes. Market trends similar to those that have occurred in past cycles have developed in the current environment.

     During 2002, Standard & Poors downgraded a large number of reinsurers and upgraded very few. Many global property and casualty insurers and reinsurers are experiencing significantly reduced capital as a result of several years of excessively competitive pricing, expanding coverage terms, significant increases in reserves from asbestos liability, a decline in the U.S. and global equity markets and poor investment performance. This reduction in capacity has resulted in more favorable pricing terms and conditions. Through Montpelier Re, we seek to help fulfill the need for additional underwriting capacity in the global property and casualty insurance and reinsurance market. We intend to take advantage of current conditions in those markets by opportunistically providing capacity to ceding companies at prices commensurate with the risk we assume.

     This tightening of supply has resulted in government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide. For example, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th terrorist attacks, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for terrorist acts in the U.S. This law establishes a federal assistance program that will continue through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This law could adversely affect our business by increasing underwriting capacity for our competitors as well as by requiring that coverage for terrorist acts be offered by insurers. We are in the process of evaluating the likely impact of this law on our future operations. We are currently unable to predict the extent to which the foregoing new initiative may affect the demand for our products or the risks that may be available for us to consider underwriting. In addition, the insurance and reinsurance regulatory framework has been subject to increased scrutiny by individual U.S. state governments. This government intervention and the possibility of future intervention have created uncertainty in the insurance and reinsurance markets about the definition of terrorist acts and the extent to which future coverages will extend to terrorist acts. The extent to which coverage for terrorist acts is offered in the future is also uncertain.

     At this time we believe that the “short-tail” insurance and reinsurance market in which we participate seems to be in general price equilibrium. There is under-capacity in some areas and over-capacity in others, but the market is generally stable. Overall price-levels are favorable for insurers and reinsurers and better than they have been in many years. It appears that for 2003 the market may be peaking but that pricing will remain more stable for a longer period than originally anticipated.

Insurance and Reinsurance Products

     General. The majority of the reinsurance products we seek to write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedent. Accordingly, we carefully review and analyze the cedent’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. We also write direct insurance and facultative reinsurance contracts where we reinsure individual risks on a case by case basis.

     Our contracts can be written on either a quota share, also known as proportional or pro-rata, basis or on an excess of loss basis. With respect to quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedent. In the case of reinsurance written on an excess of loss basis, we generally receive the premium for the risk assumed and indemnify the cedent against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the cedent.

     We seek to manage our risk by seeking profitable pricing, using contract terms, diversification criteria, prudent underwriting, the use of our proprietary modeling system, CATM, and varying the conditions based on the nature and scope of coverage. Underwriting is primarily a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

     Premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premium written varies by line of business. Most property catastrophe business is written in the January 1, April 1 and July 1 renewal periods, whilst the property specialty and other specialty lines are written throughout the year. Written premiums are generally lower during the fourth quarter of the year as compared to prior quarters. Gross premiums written for QQS programs are initially booked as estimates and are adjusted as actual results are reported by the syndicates during the period. Earned premiums do not necessarily follow the written premium pattern as certain premiums written are earned ratably over the contract term, which ordinarily is twelve months, although many pro-rata contracts are written on a risks attaching basis and are generally earned over a 24 month period, consistent with industry practice. Earned premiums are affected by our growing book of business; as written premium levels increase, earned premium levels will correspondingly increase over the earning period. Premiums are generally due in installments.

     We believe our most significant opportunities, excluding QQS, are in the short-tail property exposed business with higher levels of attachment, and in our specialty lines. Details of gross premiums written by line of business for the year ended December 31, 2002 are provided below:

Gross Premiums Written by Line

	Year Ended
	December 31, 2002

	($ in millions)
Property Specialty	$230.3	37.9%
Property Catastrophe	141.4	23.3
Qualifying Quota Share	171.7	28.2
Other Specialty	64.3	10.6

Total	$607.7	100.0%

     Property Specialty. Contracts in this category include risk excess of loss, property pro-rata and direct insurance and facultative reinsurance. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. All property risk coverages are written on an excess of loss basis, which provides the insured protection beyond a specified amount up to the limit set within the reinsurance contract.

     Based on the heavy level of losses experienced by the overall market during 2001, prices for these types of risk coverages experienced substantial increases over their expiring terms in 2002. We have seen and expect there to be in 2003 continuing significant restrictions on policy terms and conditions, which will improve the underlying risk profile even further. For example, under current market conditions, contracts generally allow a limited number of reinstatement provisions during the policy period versus an unlimited number that was previously available.

     We also write direct insurance and facultative reinsurance coverage on commercial property risks where we assume all or part of a risk under a single insurance contract. We generally write such coverage on an excess of loss basis. Facultative reinsurance is normally purchased by clients where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties, or for unusual risks.

     We also write property pro-rata reinsurance contracts which are comprised of property risk programs written on a proportional basis rather than on an excess of loss basis.

     Property Catastrophe. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war, nuclear contamination and terrorism, are generally excluded from our contracts.

     Property catastrophe reinsurance is written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas, while the underlying risks covered might be located throughout the world. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm only coverage.

     To a lesser extent we also write retrocessional coverage contracts, which provide reinsurance protection to other reinsurers, also called retrocedents. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts typically carry a higher degree of volatility than reinsurance contracts as they protect against concentrations of exposures written by retrocedents, which in turn may experience an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received directly from primary companies. Furthermore, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent may alter their book of business after retrocessional coverage has been bound.

     Qualifying Quota Share. We currently provide whole account quota share reinsurance, or QQS reinsurance, to select Lloyd’s syndicates and may consider similar contracts with similarly selected other insurers or reinsurers in the future. We target syndicates which have a proven underwriting franchise, long-term customer relationships and whose ability to write premiums is limited by their stamp capacity. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write by the Council of Lloyd’s and on which it must pay subscriptions and contributions. For the 2002 underwriting year, Lloyd’s allowed syndicates to write up to 120% (in some special cases up to 130%) of their stamp capacity, with the ability to cede the surplus income to quota share reinsurers. We do not have exposure to underwriting in earlier years and the contracts are expected to be commuted after 36 months, the point at which the underwriting year is closed.

     Under QQS contracts, we assume a specified portion of the risk on a specified coverage in exchange for an equal proportion of the premiums. The ceding syndicate receives a commission, based on the amount of the premiums ceded, which is intended to reimburse the insurer for costs of writing and administering the business. The reinsurer is dependent on the ceding syndicate’s ability in underwriting, pricing and claims administration.

     QQS contracts provide us with premiums in the form of a diversified portfolio of risks with a balanced spread of risks. We target business which is property exposed and is consistent with our underwriting parameters. We believe that the extensive relationships of our management provide us with the advantage of identifying profitable syndicates which have a consistent track record of underwriting profitability. This approach allows us to benefit from favorable market conditions in the absence of having a full underwriting staff across a wide variety of classes of business. Business assumed under QQS contracts usually benefits from all reinsurance purchased by the syndicate, including individual risk and excess of loss portfolio contracts.

     Other Specialty. We also write specialty risks such as aviation liability, aviation war, marine, personal accident catastrophe, worker’s compensation, terrorism, casualty and other reinsurance business. We diversify our risk by writing predominantly short-tail lines of business. Marine and aviation contracts are primarily written on a retrocessional excess of loss basis. A limited number of terrorism specific risks, reinsurance treaties and national pools are written as well. We also write a limited amount of aviation war risk business, as prices renewed at multiples of their expiring prices following significant industry losses from the September 11th and Sri Lanka terrorist attacks. We expect to increase our other specialty and property specialty lines of business based on our assessment of the current market environment.

     Our casualty portfolio of risks focuses on selected classes, with an initial emphasis on casualty clash excess of loss reinsurance business. Under a casualty clash reinsurance agreement, the ceding insurer retains an amount which is generally higher than the limit on any one reinsured policy. Thus, two or more coverages or policies issued by the ceding insurer generally must be involved in a loss for coverage to apply under the reinsurance agreement. In addition, we also write UK employers liability coverage and excess auto liability coverage in the U.S.

     Coverage for worker’s compensation and personal accident catastrophe contracts are generally written to restrict recoveries by the cedent unless normally at least a minimum of twenty insured persons are involved in the same event. As a result of the number of fatalities arising from the September 11th terrorist attacks, worker’s compensation and personal accident reinsurers experienced significant underwriting losses. Accordingly, many reinsurers were reluctant to provide this type of cover in December 2001. In 2002, we quoted and led what we believe to be the first treaties of this kind purchased after September 11th. This business is generally written to provide coverage worldwide.

     A very high percentage of the reinsurance contracts that we write do not provide coverage for losses arising from the peril of terrorism caused by nuclear, biological or chemical attack. With respect to personal lines risks, losses arising from the peril of terrorism occasioned by causes other than nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis, for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts, both on a proportional and excess of loss basis, covering solely the peril of terrorism. We have done so only in instances where we believe we are able to obtain pricing that adequately covers our exposure. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

     We pursue specialty reinsurance on a disciplined and opportunistic basis. We plan to target short- tail lines of business, often with low frequency, high severity profiles similar to catastrophe business. We also seek to manage the correlations of this business with property catastrophe through the use of CATM, our proprietary modeling system.

Geographic Breakdown

     Since inception we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. The exposures are also a function of market conditions and opportunities. During the period ended December 31, 2001, the Company wrote one specialty reinsurance policy with a premium of $150,000. This policy was for worldwide risks. The following table sets forth a breakdown of our gross premiums written by geographic area of risk insured for the year ended December 31, 2002.

Gross Premiums Written by Geographic Area of Risk Insured

	Year Ended
	December 31, 2002

	($ in millions)
Worldwide (1)	$306.4	50.4%
USA and Canada	207.4	34.1
Japan	23.3	3.8
Western Europe, excluding the United Kingdom and Ireland	17.8	2.9
United Kingdom and Ireland	11.8	1.9
Worldwide, excluding USA and Canada (2)	11.4	1.9
Other (1.5% or less)	29.6	5.0

Total	$607.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

     The Qualifying Quota Share contracts and substantial amounts of other lines of business are worldwide in nature, with the majority of business related to North America and Europe.

Retrocessions

     For certain pro-rata contracts, including qualifying quota share contracts, the subject portfolios will carry underlying reinsurance protection from third party reinsurers. We record our pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and record our proportionate share of amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded. For the year ended December 31, 2002, we recorded reinsurance premiums on qualifying quota share contracts only and did not purchase reinsurance protection on our other lines of business. In 2003 we have purchased specific retrocessional protection for our direct insurance and facultative reinsurance programs on an “any one risk” basis to limit our exposure from losses at one location. We may purchase additional retrocessional protection for our own account in 2003.

Underwriting and Risk Management

     During 2002, our first full year of operations, we believe we have created a balanced portfolio of risks, diversified by class, product, geography and marketing source. For example, our current policy is to limit our exposure to $100 million on any single contract. We attempt to limit the amount of potential loss that may arise from a single catastrophic event. We also attempt to manage our exposure against clash and correlation among risks.

     Our underwriting team is led by our President and Chief Executive Officer, Anthony Taylor, who also serves as Montpelier Re’s Chief Underwriting Officer. C. Russell Fletcher III is our Chief Reinsurance Officer and also a principal member of our underwriting team. We underwrite to specific disciplines as set out by the Chief Underwriting Officer, with the aim of maintaining the following principles:

•	Assume excess of loss business with an attachment point above the expected level of attritional losses, thereby covering infrequent large losses;

•	limit the scope of coverage on regular property classes to “traditional perils” and generally exclude perils that are difficult to measure such as cyber risks, pollution and nuclear, biological and chemical acts of terrorism;

•	entertain difficult risks such as terrorism but only on a specific basis whereby exposures are carefully controlled through limits, terms and conditions and are appropriately priced;

•	exclude “single risk” exposure from catastrophe and retrocessional business;

•	be prepared to lead business but work with and follow respected existing leaders where appropriate; and

•	use risk assessment models such as RMS, AIR and EQE to assist in the underwriting process and the quantification of our catastrophe aggregate exposures.

     We have implemented underwriting guidelines that are designed to limit our exposure to loss from any one contract. As part of our pricing and underwriting process, we also assess a variety of other factors, including, but not limited to:

•	the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent;

•	the geographical location of the cedent’s original risks;

•	historical loss data of the cedent and, where available, of the industry as a whole in the relevant regions, in order to compare the cedent’s historical catastrophe loss experience to industry averages; and

•	the perceived financial strength of the cedent.

     Our principal underwriting objective is to create a balanced portfolio of risks, diversified by class, product, geography and marketing source. To help us achieve this objective we have developed a sophisticated modeling tool to analyze and manage the reinsurance exposures we assume from cedents, called CATM. This proprietary computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM comprises risk assessment tools, exposure databases and intelligent systems, and enables us to price contracts according to actual exposures and estimate the amount of loss and volatility associated with the contracts we assume.

CATM is designed to use output from models developed by our actuarial staff as well as from those of commercial vendors such as AIR, RMS and EQE. In addition, CATM serves as a first step in the development of a dynamic financial analysis model to be used as a guide in managing our exposure to liability, asset and business risk. CATM was fully operational prior to the 2003 renewal season.

     We frequently seek to be a part of the limited group of reinsurers who act as the lead in our reinsurance contracts. Historically, one reinsurer acted as the “lead” underwriter in negotiating principal policy terms and pricing of reinsurance contracts with a reinsurance broker. In the current environment, a consensus of price and terms is produced from a limited group of reinsurers, of which we are very frequently a part. We believe that our financial strength, the experience and reputation of our underwriters and the withdrawal of other reinsurers from the reinsurance market permits us to be a part of this limited group of reinsurers in underwriting many of our reinsurance contracts. We believe that being a part of this group will be an important factor in achieving longer-term success because we believe that this limited group of underwriters generally has greater influence in negotiation of policy terms, attachment points and premium rates than following reinsurers. In addition, we believe that reinsurers that are a part of this limited group are generally solicited for a broader range of business than other reinsurers and have greater access to preferred risks.

Marketing

     Business is produced through brokers and reinsurance intermediaries. We seek to establish an identity with brokers and ceding companies by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized insurance and reinsurance solutions to clients; and (iii) timely payment of claims. Our objective is to build long-term relationships with brokers and ceding companies and provide financial strength and security. We expect to support the existing market as we build our reputation and brand. All brokerage transactions are entered into on an arm’s length basis. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

     The following table shows our gross premiums written by broker:

	Year Ended
	December 31 2002

	($ in millions)
Benfield (1)	$180.5	29.7%
Willis Group (1)	140.2	23.1
Guy Carpenter	107.3	17.6
Aon Re Worldwide	90.4	14.9
Others	89.3	14.7

Total	$607.7	100.0%

     (1)  Includes QQS gross premiums written.

     In 2002, Montpelier Marketing Services (UK) Limited (“MMSL”), our marketing subsidiary in London, experienced a flow of introductions from brokers who were either seeking new markets into which to channel their business or who desired a personal dialogue prior to rating and acceptance by our Bermuda underwriters. MMSL regularly conducts meetings with major London brokers, smaller brokers, UK cedents and international cedents visiting London. In addition, MMSL has conducted specific client trips to Japan, Australia and Scandinavia.

Claims Management

     Claims management includes the receipt of loss notifications, the establishment of case loss reserves and approval of loss payments. Additionally, if required, claims audits may be conducted for specific claims and claims procedures at the offices of certain ceding companies. We recognize that fair interpretation of our reinsurance agreements with our customers and timely payment of covered claims is a valuable service to our clients and enhances our reputation.

Reserves

     Our policy is to establish prudent loss and loss adjustment expense reserves for the ultimate settlement costs of all loss and loss adjustment expenses incurred and incurred but not yet reported.

     Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are not permitted to establish loss and loss adjustment expense reserves with respect to our property catastrophe portfolio until an event which gives rise to a loss occurs. A significant portion of the Company’s business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in the property catastrophe market is inherently complicated in that losses in excess of the attachment level of the Company’s policies are characterized by high severity and low frequency and other factors which could vary significantly as claims are settled. This limits the volume of relevant industry claims experience available from which to reliably predict ultimate losses following a loss event. The reserve for losses incurred but not reported is estimated by management using industry data and professional judgment to estimate the ultimate loss to the Company from insurance and reinsurance contracts exposed to a loss event. Such reserves are estimated by management based upon reports received from ceding companies, supplemented by our own estimates of reserves for which ceding company reports have not been received, and our own historical experience. These estimates are subject to a corroborative review by external actuaries, based on loss development patterns determined by reference to the Company’s underwriting practices, the policy form, type of insurance program and industry data.

     Delays in ceding companies reporting losses to the Company together with the potential for unforeseen adverse developments may result in losses and loss expenses significantly greater or less than the reserve provided at the time of the loss event. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if the loss is a catastrophic event. These estimates are regularly reviewed and updated, as experience develops and new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known. Loss and loss adjustment reserves represent estimates, including actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred, and it is likely that the ultimate liability may exceed or be less than such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. To assist us in establishing appropriate loss and loss adjustment reserves, we have access to commercially available databases showing historical catastrophe losses. In addition, when reviewing a proposed reinsurance contract, we typically receive loss experience information with respect to the insured on such a contract. Reserve estimates by new reinsurers may be inherently less reliable than the reserve estimates of a reinsurer with a stable volume of business and an established claim history. As our mix of business changes, we expect that our reserve process and practices will correspondingly change to a degree in the future.

Investments

     We follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. At December 31, 2002, our portfolio of fixed maturity investments comprised investment grade corporate debt securities (24%), U.S. government and agency bonds (59%) and mortgage-backed and asset-backed securities (17%). All of the fixed maturity investments held by us were publicly traded at December 31, 2002. The average duration of the portfolio was 1.9 years and the average rating of the portfolio was AA+ at December 31, 2002. The Company did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders’ equity at December 31, 2002 or 2001. We also have an equity investment in Aspen Insurance Holdings Limited (“Aspen”) (formerly Exali Reinsurance Holdings Limited), the unquoted Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”), (formerly Wellington Reinsurance Limited).

     In determining our investment decisions, we consider the impact of various catastrophic events, particularly those to which our insurance and reinsurance portfolio may be exposed, on our invested assets to protect our financial position. While currently our only equity investment is in Aspen, our intent is to look for opportunities to add a modest amount of common equity securities over time. Over longer time horizons, we believe investments in common equity securities will enhance returns without significantly raising the risk profile of the portfolio. We do not plan to have meaningful exposure to alternative asset classes, such as hedge funds or private equity funds.

     Our Finance Committee establishes investment guidelines and supervises our investment activity. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. The Finance Committee regularly monitors the overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports the overall investment results to the Board. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They also include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.

     We have engaged White Mountains Advisors LLC (“WMA”), a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders, to provide investment advisory and management services. We have agreed to pay investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are deducted from net investment income. The Company incurred an average fee of 0.19% and 0.20% for the periods ended December 31, 2002 and 2001, respectively. The agreement may be terminated by either party upon 30 days written notice. We review the management contract with respect to both performance and fees on a regular basis. We expensed investment management fees of approximately $2.1 million and $73,733, respectively, for the periods ended December 31, 2002 and 2001.

     The following table shows the aggregate amount of investments available for sale, equity securities and cash and cash equivalents comprising our portfolio of invested assets (in millions):

	As at	As at
	December 31, 2002	December 31, 2001

Fixed maturities, available for sale, at fair value	$1,354.8	$640.4
Equity investment, unquoted, at estimated fair value	63.7	—
Cash and cash equivalents, at fair value	162.9	350.6

Total invested assets	$1,581.4	$991.0

     The growth in our portfolio of invested assets for the year ended December 31, 2002 resulted primarily from net cash provided by operating activities of $295.2 million and the receipt of net proceeds of approximately $201.2 million as a result of the successful completion of our IPO in October, 2002. At December 31, 2001, we had an unusually large allocation to cash, because we had not fully invested the $860.0 million of net proceeds from our private placement which closed in December 2001.

     Our net investment returns for the year ended December 31, 2002 were as follows:

Total
(in millions)

Net investment income	$39.7
Net realized investment gains	7.7
Net increase in unrealized investment gains	33.6

Total net investment return	$81.0

     The performance results of our fixed maturity portfolio, with a comparison to the Lehman Brothers Government/Corporate 1-3 Year Index for the year ended December 31, 2002 was as follows:

		Lehman
		Brothers
	Montpelier Re	Gov’t/Corp.
	Holdings Ltd.(1)	1-3 Year Index

Performance

Total return	7.1%	6.3%

(1)	Total return is calculated by dividing total net investment income on fixed maturity investments by the average of the sum of such investments at amortized cost at the end of each month in 2002.

     The Lehman Brothers Government/Corporate 1-3 Year Index is used for comparative purposes as it lines up with our assets and the nature of our business.

     The Company has invested a total of £40.0 million (or $60.8 million) in the common shares of Aspen. At December 31, 2002, Montpelier Re held approximately 7% of Aspen on an undiluted basis and approximately 6% on a fully diluted basis.

     For additional information concerning the Company’s investments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

Competition

     The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, some of which have greater financial, marketing and management resources than we do. In particular, we compete with insurers that provide property-based lines of insurance and reinsurance, such as ACE Tempest Re, Converium, Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Munich Re, PartnerRe Ltd., PXRE Reinsurance Company, Renaissance Reinsurance Ltd., Swiss Re and XL Re. In addition, there are other new Bermuda reinsurers, such as Allied World Assurance Company, Ltd., Arch Reinsurance Ltd., AXIS Specialty Limited, Endurance Specialty Insurance Ltd. and Olympus Re Holdings, Ltd. with whom we also compete. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

     In addition, established competitors have completed or may be planning to complete additional capital raising transactions. New companies continue to be formed to enter the reinsurance market. Competition in the types of business that we underwrite is based on many factors, including:

•	premiums charged and other terms and conditions offered;

•	services provided;

•	financial ratings assigned by independent rating agencies;

•	speed of claims payment;

•	reputation;

•	perceived financial strength; and

•	the experience of the underwriter in the line of insurance or reinsurance to be written.

     Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. We are unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

     We believe that we are well positioned in terms of client services and underwriting expertise. We also believe that our capitalization and strong financial ratios provide us with a competitive advantage in the marketplace.

Bermuda Insurance Regulation

     The following summary of Bermuda insurance regulation is based upon current law and is for general information only.

     The Insurance Act. As a holding company, Montpelier Re Holdings Ltd. is not subject to Bermuda insurance regulations; however, Montpelier Re is subject to regulations under the Insurance Act. No person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority, which we refer to as the BMA, which has responsibility for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The continued registration of a company as an insurer under the Insurance Act is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

     An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Montpelier Re is registered to carry on general business as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. As so registered, Montpelier Re may not carry on long-term business. In general, long-term business includes effecting and carrying out contracts of insurance on human life or contracts to pay annuities on human life and contracts of insurance against risks of the persons insured sustaining injury as the result of an accident or dying as the result of an accident or becoming incapacitated or dying in consequence of disease, being contracts that are expressed to be in effect for a period of not less than five years or unlimited and to be terminable by the insurer before the expiration of five years or are so terminable before the expiration of that period only in special circumstances.

     Cancellation of Insurer’s Registration. An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

     Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Montpelier Re is at the Company’s principal executive offices in Hamilton, Bermuda, and, Montpelier Re’s principal representative is Mr. Anthony Taylor. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the BMA setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Montpelier Re, are required to be filed annually with the BMA. The independent auditor of Montpelier Re must be approved by the BMA and may be the same person or firm which audits Montpelier Re’s financial statements and reports for presentation to its shareholders. Montpelier Re’s independent auditor is PricewaterhouseCoopers (Bermuda).

     Loss Reserve Specialist. As a registered Class 4 insurer, Montpelier Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense reserves.

The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

     Statutory Financial Statements. Montpelier Re must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Montpelier Re is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements of Montpelier Re are not prepared in accordance with U.S. GAAP and are distinct from the Company’s combined financial statements which, under the Companies Act, are prepared in accordance with U.S. GAAP. Montpelier Re, as a general business insurer, is required to submit their annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records.

     Annual Statutory Financial Return. Montpelier Re is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

     Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Montpelier Re, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Montpelier Re:

a)	is required, with respect to its general business, to maintain a minimum solvency margin (the prescribed amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of:

1. $100 million;

2.    50% of net premiums written (being gross premiums written less any premiums ceded by Montpelier Re but Montpelier Re may not deduct more than 25% of gross premiums when computing net premiums written); and

3. 15% of loss, loss expense and other insurance reserves.

b)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Montpelier Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

c)	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins;

d) is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins;

e) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information and is precluded from declaring and/or paying dividends until the failure is rectified.

     Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business insurers, such as Montpelier Re. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

     Supervision, Investigation and Intervention. The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if it believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, it may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

     If it appears to the BMA that there is a risk of Montpelier Re becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Montpelier Re (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

     Disclosure of Information. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether to cooperate is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Employees

     As of March 14, 2003, we had thirty-seven employees. The majority of our employees are employed by Montpelier Re or by Montpelier Marketing Services (UK) Limited. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements.

     Many of our Montpelier Re employees, including all of our senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurances can be given in this regard.

Segment Information

     Management has determined that the Company operates in one segment only. The Company focuses on writing global specialty property and other classes of insurance and reinsurance business as described earlier.

Additional Information

     The Registrant’s website address is www.montpelierre.bm. The Registrant makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Risk Factors

     Factors that could cause our actual results to differ materially from those in the forward looking statements contained in this Form 10-K and other documents we file with the Securities and Exchange Commission are outlined below. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Company

Our future performance is difficult to predict because we have a limited operating history.

     We were formed in November 2001, and we only have one full fiscal year of operating and financial history. As a result, there is limited historical financial and operating information available to help you evaluate our performance. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. They must successfully develop business relationships, establish operating procedures, hire staff, install management information and other systems and complete other tasks necessary to conduct their intended business activities. We cannot assure you that we will be successful in accomplishing these necessary tasks. In addition, because we did not have a full complement of underwriters until the end of the second quarter of 2002, we did not underwrite as much gross premium as would be expected in a full year and our historical financial results may not accurately indicate our future performance.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

     Our success will depend in substantial part upon our ability to attract and retain our principal employees. We currently have thirty-seven full-time employees and depend upon them for the generation and servicing of our business. We rely substantially upon the services of Anthony Taylor, our Chief Executive Officer, President and the Chief Underwriting Officer of Montpelier Re. Although to date we have generally been successful in recruiting employees, our location in Bermuda may be an impediment to attracting and retaining experienced personnel, particularly if they are unable to secure work permits, as described below. Furthermore, although we are not aware of any planned departures, if we were to lose the services of members of our management team, our business could be adversely affected. We do not currently maintain key man life insurance policies with respect to our employees except for Anthony Taylor, on whom we are currently in the process of obtaining a binding policy.

Our ability to conduct our business may be adversely affected by Bermuda employment restrictions.

     Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without specific permission in the form of a work permit issued by the Bermuda Department of Immigration. Such a work permit may be granted or extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards for the advertised position. The Bermuda government recently announced a new policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.

     None of our senior management team (and possibly other officers) based in Bermuda are Bermudian. Of our employees in Bermuda, twenty-one are Bermudian. Anthony Taylor, our Chief Executive Officer, Russell Fletcher, our Chief Reinsurance Officer, and Thomas Busher, our Chief Operating Officer, are working under work permits that will expire after three years and K. Thomas Kemp, our Chief Financial Officer, is working under a one year periodic work permit that will expire in June 2003. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

     We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In addition, we have written and will continue to write some policies explicitly covering acts of terrorism. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from such risks occur, our financial condition and results of operation could be materially adversely affected.

Our financial condition could be adversely affected by the occurrence of natural disasters.

     We may have substantial exposure to losses resulting from natural disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition or results for any fiscal quarter or year and could have a material adverse effect on our financial condition or results and our ability to write new business. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. Although we will attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

     Our success depends upon our ability to assess accurately the risks associated with the businesses that we reinsure. To the extent actual claims exceed our expectations we will be required to immediately recognize the less favorable experience as we become aware of it. This could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and reduction of capital. To date, we have not been required to make any of these adjustments. However, it is early in our history and the number and size of reported claims may increase, and their size could exceed our expectations.

     Our operating history is too limited and our loss history is too insufficient to allow us to extrapolate reserves directly. Instead, our current loss reserves are based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish appropriate loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

     Like other reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

     If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our loss reserves and have a material adverse effect on our results of operations or our financial condition in general. In addition, unlike the loss reserves of U.S. reinsurers, our loss reserves are not regularly examined by U.S. or other insurance regulators.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

     We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity.

Our ability to pay dividends may be constrained by our holding company structure and the limitations on payment of dividends Bermuda law and regulations impose on us.

     We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of Montpelier Re. Dividends and other permitted distributions from Montpelier Re are expected to be our sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends, if any, to our shareholders. Bermuda law and regulations, including, but not limited to Bermuda insurance regulation, limit the declaration and payment of dividends and the making of distributions by Montpelier Re to us. The inability of Montpelier Re to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations.

We are a new company and may encounter difficulties establishing the information technology systems necessary to run our business.

     The performance of our information technology systems is critical to our business and reputation and our ability to process transactions and provide high quality customer service. Such technology is and will continue to be a very important part of our underwriting process. We currently purchase risk modeling services from AIR Worldwide Corporation (“AIR”), EQECAT, Inc. (“EQE”) and Risk Management Solutions, Inc. (“RMS”). In addition, we are working with Black Diamond Group, an insurance consulting firm, on developing proprietary modeling technologies.

     We cannot be certain that we would be able to replace these service providers or consultants without slowing our underwriting response time, or that our proprietary technology, once established, will operate as intended. Any defect or error in our information technology systems could result in a loss or delay of revenues, higher than expected loss levels, diversion of management resources, harm to our reputation or an increase in costs.

Our founders and certain of our directors and officers may have conflicts of interest with us.

     Our founders, White Mountains and Benfield Holdings Limited, beneficially own 22.9% (assuming the exercise of White Mountain’s warrants) and 5.9% (assuming the exercise of Benfield Holdings Limited’s warrants), respectively, of our common shares. In addition, four of our directors are affiliated with our founders.

     Our founders engage in certain commercial activities and transactions or agreements with us, which may give rise to conflicts of interest. We may also enter into commercial arrangements with related parties in the ordinary course of business. In addition, White Mountains conducts a reinsurance business through some of its subsidiaries, and we may compete with such subsidiaries for the same prospective clients. The founders or their affiliates have sponsored, and may in the future sponsor, other entities engaged in or intending to engage in insurance and reinsurance underwriting, some of which, together with the founders, may compete with us. Our founders and their affiliates have also entered into agreements with and made investments in numerous companies that may compete with us. In particular:

•	John J. (Jack) Byrne, Chairman of our Board of Directors and a member of our Compensation and Nominating Committee, is also Chairman of the Board of Directors of White Mountains Insurance Group.

•	K. Thomas Kemp, our Chief Financial Officer and a member of our Board of Directors, is a member of the Board of Directors of White Mountains Insurance Group, and Mr. Kemp is also a director of Amlin plc, which accounts for a significant proportion of our QQS premiums.

•	Raymond Barrette, a member of our Board of Directors and a member of the Underwriting Policy Committee of our Board of Directors, is President and Chief Executive Officer of White Mountains Insurance Group.

•	John Gillespie, a member of our Board of Directors and Chairman of the Finance Committee of our Board, is Deputy Chairman of the Board of White Mountains Insurance Group and chairman of the Investment Committee of White Mountains’ Board and Managing Director of OneBeacon Insurance Group LLC. In addition, Mr. Gillespie is Principal Executive Officer of White Mountains Advisors LLC, a wholly-owned subsidiary of White Mountains Insurance Group, which we have engaged to provide investment advisory and management services.

•	Folksamerica Reinsurance Company, a reinsurance subsidiary of White Mountains Insurance Group, has entered into a quota share arrangement with Olympus Reinsurance Ltd., a recently formed Bermuda insurance and reinsurance company that is one of our competitors. Certain of the directors, officers and affiliates of White Mountains Insurance Group own approximately 5% of the shares of the parent holding company of Olympus, and a member of the Board of Directors of White Mountains Insurance Group is Chairman of that holding company.

•	We have purchased certain risk management services from Benfield. We also pay brokerage commissions to Benfield. These commissions were consistent with commissions that we pay to other brokers in the ordinary course of business.

     We have a policy in place with all of these parties which provides for the resolution of potential conflicts of interest. However, we may not be in a position to influence any party’s decision to engage in activities that would give risk to a conflict of interest, and they may take actions that are not in our shareholders’ best interests

If we choose to purchase reinsurance, we may be unable to do so.

     We did not purchase reinsurance for our own account in 2002. In order to limit the effect of large and multiple losses upon our financial condition, we may seek to buy reinsurance in the future. This type of insurance is known as “retrocessional reinsurance.” A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance treaty with us could have a material adverse effect on us.

     From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance, which they consider adequate for their business needs. Following the September 11th terrorist attacks, terms and conditions in the retrocessional market generally became less attractive. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or from entities with satisfactory creditworthiness. In 2002, we did not arrange any reinsurance or retrocession for our own account, but in 2003 we have purchased specific retrocessional protection for our direct insurance and facultative reinsurance programs on an “any one risk” basis to limit our exposure from losses at one location. We may purchase additional retrocessional protection for our own account in 2003.

Since we depend on a few reinsurance brokers for a large portion of our revenues, loss of business provided by them could adversely affect us.

     We market our reinsurance worldwide primarily through reinsurance brokers. Subsidiaries and affiliates of Benfield (one of our founders and a shareholder), Willis Group, Guy Carpenter and Aon Re Worldwide provided 29.7%, 23.1%, 17.6% and 14.9% (for a total of 85.3%), respectively, of our gross premiums written for the year ended December 31, 2002. Affiliates of two of these brokers, Aon and Guy Carpenter, have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on reinsurance brokers subjects us to their credit risk.

     In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the ceding insurers that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, consistent with the industry, we assume a degree of credit risk associated with brokers around the world.

Our investment performance may affect our financial results and ability to conduct business.

     Our funds are invested on a discretionary basis by a professional investment advisory management firm, White Mountains Advisors LLC, a wholly-owned subsidiary of White Mountains Insurance Group, subject to policy guidelines, which are periodically reviewed by the Finance Committee of our board. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

In particular, the volatility of our claims submissions may force us to liquidate securities which may cause us to incur capital losses. If we structure our investments improperly relative to our reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Realized and unrealized investment losses resulting from an other than temporary decline in value could significantly decrease our assets, thereby affecting our ability to conduct business.

Our operating results may be adversely affected by currency fluctuations.

     Our functional currency is the U.S. dollar. We expect that approximately one-third of our premiums will be written in currencies other than the U.S. dollar. A portion of our loss reserves are also in non-U.S. currencies. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

     At present we have no currency hedges in place, nor are we aware of any significant exposures to loss payments that will be paid in non-U.S. currencies. We intend to consider using hedges when we are advised of known or probable significant losses that will be paid in non-U.S. currencies. We can therefore choose to manage currency fluctuation exposure during the period between advice and ultimate payment. However, we would not normally hedge against this possible exposure for the portion of our loss reserves that represent losses incurred but not reported. Reserves for losses incurred but not reported will be a substantial part of our total loss reserves.

We are rated by A.M. Best and a decline in this rating could affect our standing among brokers and customers and cause our sales and earnings to decrease.

     Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. A.M. Best assigned Montpelier Re a financial strength rating of “A-” (Excellent), which is the fourth highest of fifteen rating levels. The objective of A.M. Best’s rating system is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our rating reflects A.M. Best’s opinion of our capitalization, management and sponsorship, and is not an evaluation directed to our investors in our common shares or a recommendation to buy, sell or hold our common shares. Our rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best, and we cannot assure you that we will be able to retain this rating.

     If our rating is reduced from its current level by A.M. Best, our competitive position in the insurance industry would suffer, and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies, and brokers that place such business, move to other reinsurers with higher ratings.

We may require additional capital in the future.

     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our initial capitalization and recent initial public offering are insufficient to fund future operating requirements and cover claim payments, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result and in any case, such securities may have rights, preferences and privileges that are senior to those of the current common shares. If we cannot obtain adequate capital, our business, operating results and financial condition could be adversely affected.

Risks Related to Our Industry

Substantial new capital inflows into the reinsurance industry will increase competition.

     The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. reinsurers, many of which have greater financial, marketing and management resources than we have. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and some of these companies currently have more capital than we have. We also compete with financial products, such as risk securitization, the usage of which has grown in volume. Since September 11, 2001, established competitors have completed or may be planning to complete additional capital raising transactions. New companies continue to be formed to enter the reinsurance market. The full extent and effect of this additional capital on the reinsurance market will not be known for some time and current market conditions could reverse. Ultimately, this competition could affect our ability to attract or retain business or to write business at premium rates sufficient to cover losses. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

Recent events have resulted in and may continue to result in political, regulatory and industry initiatives that could adversely affect our business.

     The supply of property catastrophe reinsurance coverage has decreased due to the withdrawal of capacity and substantial reductions in capital resulting from, among other things, the September 11th terrorist attacks. This tightening of supply has resulted in government intervention in the insurance and reinsurance markets, both in the United States and worldwide. For example, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th terrorist attacks the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program that will continue through the end of 2005 to help the commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This law could adversely affect our business by increasing underwriting capacity for our competitors as well as by requiring that coverage for terrorist acts be offered by insurers. We are in the process of evaluating the likely impact of this law on our future operations. We are currently unable to predict the extent to which the foregoing new initiative may affect the demand for our products or the risks that may be available for us to consider reinsuring. In addition, the insurance and reinsurance regulatory framework has been subject to increased scrutiny by individual U.S. state governments.

     This government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets about the definition of terrorist acts and the extent to which future coverages will extend to terrorist acts. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including holders of our common shares. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

•	providing insurance and reinsurance capacity in markets and to consumers that we target;

•	requiring our participation in industry pools and guaranty associations;

•	regulating the terms of insurance and reinsurance policies; or

•	disproportionately benefiting the companies of one country over those of another.

     The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect our business.

Competition in the insurance industry could reduce our operating margins.

     Competition in the insurance industry has increased as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market power through organic growth, mergers and acquisitions, and reorganization activities. As the insurance industry evolves, competition for customers may become more intense and the importance of acquiring and properly servicing each customer will grow. We could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins. There are also many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry.

The reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premiums.

     Historically, reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary property insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insurers may affect the cycles of the reinsurance business significantly, and we expect to experience the effects of such cyclicality.

We may be adversely affected by interest rate changes.

     Our operating results depend, in part, on the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Changes in interest rates could also have an adverse effect on our investment income and results of operations.

     Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.

Risks Related to Our Common Shares

Future sales of common shares may affect their market price.

     We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares.

We do not currently intend to pay dividends in the foreseeable future.

     It is uncertain when, if ever, we will declare dividends to our shareholders. During our early years of operations, we expect that Montpelier Re will retain virtually all profit, other than that necessary to pay our debt service and other expenses, to provide capacity to write reinsurance and to accumulate reserves and surplus for the payment of claims. See also “Risk Factors — Our ability to pay dividends may be constrained by our holding company structure and the limitations on payment of dividends Bermuda law and regulations impose on us.” Furthermore, our ability to pay dividends is limited under our two senior credit facilities with Bank of America, N.A. and a syndicate of commercial banks. Under these facilities, we cannot pay dividends to our shareholders until April 1, 2003. After this date, if we pay dividends exceeding 50% of our net income at the end of any quarter, excluding all extraordinary gains and losses, we would be required to simultaneously repay amounts owing under our loan facilities. You should not rely on an investment in our Company if you require dividend income. In the foreseeable future, the only possible return on an investment in us would come from an appreciation of our common shares.

There are provisions in our charter documents which restrict the voting rights of our common shares.

     Our bye-laws generally provide that any shareholder owning, directly or by attribution, more than 9.5% of our common shares will have the voting rights attached to such common shares reduced so that it may not exercise more than 9.5% of the total voting rights.

U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

     The Companies Act 1981 of Bermuda, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act which includes, where relevant, information on modifications thereto adopted pursuant to our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

     Interested Directors. Bermuda law and our bye-laws provide that we cannot void any transaction we enter into in which a director has an interest, nor can such director be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. Under Delaware law such transaction would not be voidable if:

•	the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•	such material facts were disclosed or were known to the stockholders entitled to vote on such transaction and the transaction were specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction were fair as to the corporation as of the time it was authorized, approved or ratified.

     Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.

     Business Combinations with Large Shareholders or Affiliates. As a Bermuda company, we may enter into business combinations with our large shareholders or affiliates, including mergers, asset sales and other transactions in which a large shareholder or affiliate receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders, without obtaining prior approval from our Board of Directors or from our shareholders. If we were a Delaware company, we would need prior approval from our Board of Directors or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute.

     Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

     Indemnification of Directors. We may indemnify our directors or officers or any person appointed to any committee by the Board acting in their capacity as such in relation to any of our affairs for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not be opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.

Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

     Our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. The Board of Directors has the power to appoint a managing director or chief executive officer, a president and a vice president and such additional officers as the Board may determine to perform such duties in the management, business and affairs of the Company as may be delegated to them by the Board. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

     For example, our bye-laws contain the following provisions that could have such an effect:

•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

•	shareholders have limited ability to remove directors;

•	the total voting power of any shareholder owning more than 9.5% of our common shares will be reduced to 9.5% of the total voting power of our common shares; and

•	our directors may decline to record the transfer of any common shares on our share register if they believe that registration of the transfer is required under any federal or state securities law or under the laws of any other jurisdiction and the registration has not yet been effected.

You may have difficulty effecting service of process on us or enforcing judgments against us in the United States.

     We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, we have been advised that there is doubt as to whether:

•	a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of United States courts against persons who reside in Bermuda based upon the civil liability provisions of the United States federal securities laws;

•	a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws;

•	a holder of our common shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers, as well as the experts named in this prospectus, who reside outside the United States based solely upon United States federal securities laws.

     Further, we have been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of United States courts, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Because judgments of United

States courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

We may repurchase our common shares.

     Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell some or all of its common shares to us at fair market value (which would be based upon the average closing price of the common shares as defined under our bye-laws) if the Board reasonably determines, in good faith based on an opinion of counsel, that share ownership, directly, indirectly or constructively by any shareholder is likely to result in adverse tax, regulatory or legal consequences to us, certain of our other shareholders or our subsidiaries.

Risks Related to Taxation

We and our subsidiaries may be subject to U.S. tax.

     We and Montpelier Re are organized under the laws of Bermuda and believe, based on the advice of counsel, that we operate in a manner such that we are not subject to U.S. taxation on our income (other than excise taxes on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding taxes on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that we or Montpelier Re are engaged in a trade or business in the United States. If we or Montpelier Re were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business.

     Personal Holding Company Rules. We or a subsidiary might be subject to U.S. tax on a portion of our income that is earned from U.S. sources if we or a subsidiary are considered a personal holding company (“PHC”), for U.S. federal income tax purposes. This status will depend on the portion of our shareholder base, based on value that consists of or is deemed to consist of individuals and the percentage of our income, or the income of our subsidiaries, as determined for U.S. federal income tax purposes, that consists of “personal holding company income”. We believe, based on the advice of counsel, that neither we nor any of our subsidiaries will be considered a PHC, but we cannot assure you that this will be the case or that the amount of U.S. tax that would be imposed if it were not the case would be immaterial.

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our “related party insurance income” (“RPII”).

     RPII is the income of Montpelier Re, if any, attributable to insurance or reinsurance policies where the direct or indirect insureds are U.S. shareholders or are related to U.S. shareholders. RPII may be included in a U.S. shareholder’s gross income whether or not such shareholder is a policyholder. We do not expect our gross RPII to equal or exceed 20% of our gross insurance income in any taxable year for the foreseeable future and do not expect our direct or indirect insureds (and related persons) to directly or indirectly own 20% or more of either the voting power or value of our common shares, but we cannot assure you that this will be the case. If our expectation is incorrect, a U.S. person owning any common shares directly or indirectly on the last day of our taxable year will be required to include in gross income for U.S. federal income tax purposes such holder’s share of the RPII for up to the entire taxable year, determined as if all such RPII were distributed proportionately only to such U.S. shareholders at that date, but limited by such holder’s share of our current-year earnings and profits as reduced by the holder’s share, if any, of certain prior-year deficits in earnings and profits attributable to our insurance business. Upon the sale or other disposition of any common shares, such person may also be required to recognize ordinary income rather than capital gain to the extent of the shareholder’s pro rata share of our undistributed earnings and profits and to file IRS Form 5471, although this should not be the case because we should not be treated as deriving RPII income directly. The RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us and our subsidiaries is uncertain.

U.S. persons who hold common shares will be subject to adverse tax consequences if we are considered a PFIC for U.S. federal income tax purposes.

     Based on the advice of counsel, we believe that we are not, and we currently do not expect to become, a passive foreign investment company (a “PFIC”) for U.S. federal income purposes. We can not assure you, however, that we will not be considered a PFIC. If we were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the passive foreign investment company provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to United States federal income taxation.

U.S. persons who hold common shares will be subject to adverse tax consequences if we or any of our subsidiaries are considered a FPHC for U.S. federal income tax purposes.

     Based on the advice of counsel, we believe that neither we nor any of our subsidiaries are, and we currently do not expect any of them or us to become, a foreign personal holding company (a “FPHC”) for U.S. federal income tax purposes. We can not assure you, however, that we will not be considered a FPHC. If we were considered a FPHC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed.

We may become subject to U.S. tax legislation concerning Bermuda corporations.

     Congress has been discussing legislation intended to eliminate certain perceived tax advantages of (i) U.S. companies that have changed their legal domiciles to Bermuda and (ii) U.S. insurance companies having Bermuda affiliates. These legislative proposals do not contain provisions that would adversely affect companies that were formed outside the United States and do not have any U.S. affiliates. It is difficult to predict what any final legislation will look like given the current political environment. Therefore, while currently there is no specific legislative proposal which, if enacted, would adversely affect us, Montpelier Re or our shareholders, broader-based legislative proposals could emerge that could conceivably have an adverse impact on us, Montpelier Re or our shareholders.

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition.

     The Bermuda Minister of Finance, under the Exempted Undertaking Tax Protection Act 1966, as amended, of Bermuda, has given us assurance that if any legislation is enacted in Bermuda that would impose tax on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations or our shares, debentures or other obligations until March 28, 2016. We cannot assure you that we will not be subject to any Bermuda tax after that date.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

     The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated June 26, 2000, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Risks Related to Regulation

If we become subject to insurance statutes and regulations in jurisdictions other than Bermuda or there is a change to Bermuda law or regulations or application of Bermuda law or regulations, there could be a significant and negative impact on our business.

     Montpelier Re, our wholly owned operating subsidiary, is a registered Bermuda Class 4 insurer. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the Bermuda Monetary Authority require Montpelier Re to, among other things:

•	maintain a minimum level of capital, surplus and liquidity;

•	satisfy solvency standards;

•	restrict dividends and distributions;

•	obtain prior approval of ownership and transfer of shares;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda; and

•	provide for the performance of certain periodic examinations of Montpelier Re and its financial condition.

     These statutes and regulations may, in effect, restrict our ability to write reinsurance policies, to distribute funds and to pursue our investment strategy.

     We do not presently intend that Montpelier Re will be admitted to do business in any jurisdiction in the United States, the United Kingdom or elsewhere (other than Bermuda). However, we cannot assure you that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of Montpelier Re or related companies or its agents and claim that Montpelier Re is subject to such jurisdiction’s licensing requirements. If any such claim is successful and Montpelier Re must obtain a license, we may be subject to taxation in such jurisdiction. In addition, Montpelier Re is subject to indirect regulatory requirements imposed by jurisdictions that may limit its ability to provide insurance or reinsurance. For example, Montpelier Re’s ability to write insurance or reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies. Proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, alien insurers or reinsurers with whom domestic companies place business.

     Generally, Bermuda insurance statutes and regulations applicable to Montpelier Re are less restrictive than those that would be applicable if it were governed by the laws of any state in the United States. In the past, there have been congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States. If in the future we become subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that we would be in compliance with those laws or that coming into compliance with those laws would not have a significant and negative effect on our business.

     The process of obtaining licenses is very time consuming and costly, and we may not be able to become licensed in a jurisdiction other than Bermuda, should we choose to do so. The modification of the conduct of our business resulting from our becoming licensed in certain jurisdictions could significantly and negatively affect our business. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our business by limiting our ability to conduct business as well as subjecting us to penalties and fines.

     Because we are incorporated in Bermuda, we are subject to changes of Bermuda law and regulation that may have an adverse impact on our operations, including imposition of tax liability or increased regulatory supervision. In addition, we will be exposed to changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the United States and in various states within the United States. We cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject.

If our subsidiary is unable to obtain the necessary credit we may not be able to offer reinsurance in certain markets.

     Montpelier Re is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, it is anticipated that our reinsurance clients will typically require us to post a letter of credit or other collateral. In order for Montpelier Re to write Lloyd’s Qualifying Quota Share business, it must provide an evergreen letter of credit in favor of The Society and Council of Lloyd’s in accordance with Lloyd’s rules. We have made arrangements with Fleet Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $200 million, which we consider sufficient to support Montpelier Re’s estimated qualifying quota share obligations for the next 12 months. Depending on the level of business written by the QQS syndicates over the next 12 months, the standby letter of credit may need to be extended. In addition, as of December 31, 2002, the Company made arrangements with Barclay’s Bank PLC for the provision of an additional evergreen letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $100 million.

     If Montpelier Re were to become unable to obtain the necessary credit, Montpelier Re could be limited in its ability to write business for certain of our clients.

Item 2. Properties

     The Company leases office space in Hamilton, Bermuda, where the Company’s principal executive offices are located. The Company also leases office space in London, United Kingdom, where the Company’s subsidiary, Montpelier Marketing Services (UK) Limited is located. We believe our facilities are adequate for our current needs, although we anticipate leasing additional office space in Hamilton, Bermuda, later in 2003.

Item 3. Legal Proceedings

     The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4. Submission for Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)     Our common shares began publicly trading on October 10, 2002 on the New York Stock Exchange under the symbol “MRH”. Prior to that time, there was no trading market for our common shares. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common shares as reported in composite New York Stock Exchange trading.

	Price Range of Common
	Shares

Period	High	Low

Fourth Quarter (beginning October 10, 2002)	$29.00	$23.50

(b)     The approximate number of record holders of ordinary shares as of March 7, 2003 was 87, not including beneficial owners of shares registered in nominee or street name.

(c)     There were no dividends paid on the Company’s common shares for the periods ended December 31, 2002 and 2001.

     We have never declared or paid and do not currently intend to pay any cash dividends on our common shares. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

     Our ability to pay dividends depends, in part, on the ability of our subsidiaries to pay dividends to us. Montpelier Re is subject to Bermuda laws and regulatory constraints which affect its ability to pay dividends to us. Under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations, which we refer to as the Act, Montpelier Re must maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Insurance Act. Under the Insurance Act, Montpelier Re may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus, unless an affidavit stating that it will continue to meet the required margins is filed with the Bermuda Monetary Authority, and Montpelier Re must obtain the approval of the Bermuda Monetary Authority before reducing its statutory capital by 15% or more. In addition, as a Class 4 insurer, Montpelier Re must maintain a minimum share capital of $1.0 million and a solvency margin equal to the greatest of $100.0 million, 50% of net premiums written or 15% of the net loss and loss adjustment expense reserves. In addition, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that each of them is, or would after the payment be, able to pay their respective liabilities as they become due. Accordingly, we cannot assure you that we will declare or pay dividends in the future.

     Furthermore, our ability to pay dividends is limited under our two senior credit facilities with Bank of America, N.A. and a syndicate of commercial banks. Under these facilities, we cannot pay dividends to our shareholders until April 1, 2003. After this date, if we pay dividends exceeding 50% of our net income at the end of any quarter, excluding all extraordinary gains and losses, we would be required to reduce the term loan facility by an amount equal to at least 43% of the excess payment.

(d)

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,550,000	$18.08	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,550,000	$18.08	Nil

     The table above includes securities to be issued upon exercise pursuant to the Share Option Plan discussed below. No securities have been included in the above table related to the Performance Unit Plan, as the Performance Units granted may be payable in cash, common shares or a combination of both at the end of the performance period.

     The Company maintains two compensation plans under which its equity securities are authorized for issuance. The material features of each plan are as follows:

     Performance Unit Plan. Performance units are conditional grants which entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and can be denominated in common shares at market value and are payable in cash, common shares or a combination of both at the discretion of the Compensation and Nominating Committee of the Board of Directors. The performance target for full payment of performance units issued in the 2002-2004 performance cycle is the achievement of a target combined ratio as measured over the applicable performance periods. The payment on performance units can double if the average combined ratio is significantly less than the target. Conversely, the payment on performance units declines to zero with an increasing combined ratio. The Compensation and Nominating Committee has significant discretion regarding the payout level of the performance units.

     Share Option Plan. Pursuant to the terms of the Share Option Plan, the Compensation and Nominating Committee has discretion to grant share options to certain principal employees. The options expire ten years after the award date are subject to various vesting periods, and require full payment in cash prior to exercise. A total of 2,550,000 options, the maximum amount authorized under current Committee approvals, are outstanding pursuant to the Share Option Plan at December 31, 2002.

(e)     Since its formation, the Company has issued unregistered securities as described below. None of the transactions involved any underwriters, underwriting discounts or commissions, or any public offering and the Company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder, Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Regulation S for offerings of securities outside of the United States. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

               (1) On December 12, 2001, the Company sold 8,480,000 common shares (50,880,000 common shares following the share split) to certain accredited investors for an aggregate price of $848.0 million. The sales of shares were made in reliance on Regulation D.

               (2) On January 3, 2002, the Company sold 260,000 common shares (1,560,000 common shares following the share split) to certain accredited investors for an aggregate price of $26.0 million and issued 1,220,104 warrants (7,319,160 warrants following the share split) to purchase common shares. The sales of shares and issuance of warrants were made in reliance on Regulation D.

     On October 15, 2002, the Company completed an initial public offering of 10,952,600 common shares (including the exercise of the over-allotment provision of 1,428,600 common shares) at $20.00 per share for an aggregate offering price of approximately $219.0 million. The effective date of the Registration Statement on Form S-1 (Commission File No. 333-89408) was October 9, 2002. The managing underwriters were Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc. The Company’s common shares began trading on the New York Stock Exchange on October 10, 2002.

     The Company paid fees, discounts, and commissions of approximately $15.3 million to the underwriters of the initial public offering, and paid additional costs associated with the sale of the shares of approximately $3.0 million, for total expenses of $18.3 million. Other than to Credit Suisse First Boston Corporation, which has an affiliate, Credit Suisse First Boston Private Equity, Inc., that beneficially owns 11.36% of our outstanding common shares at December 31, 2002, as an underwriter in our initial public offering, no direct or indirect payments were made to directors, officers, or persons owning 10% or more of any class of equity securities or affiliates of the Company. Substantially all of the net proceeds were contributed to the Company’s principal operating subsidiary, Montpelier Re, for use in its underwriting operations.

(f) Shareholders Agreement

     In December 2001, the Company entered into a shareholders agreement with all of the shareholders who purchased their shares in the private placement. Many provisions of this agreement terminated when the Company became a publicly traded company in October 2002. As described below, the shareholders who are a party to the shareholders agreement have retained rights relating to participation in large sales of the Company’s common shares and registration of their restricted shares.

     Pursuant to the terms of the Company’s shareholders agreement, if any shareholder who is a party to the shareholders agreement (or a group of those shareholders) proposes to sell 20% or more of the Company’s outstanding shares, then the other shareholders who are a party to that agreement will have the right to participate proportionately in such sale. This provision of the shareholders agreement terminates on April 15, 2004.

     Shareholders who are party to the shareholders agreement who hold 15% of the issued and outstanding shares entitled to vote (or 20% after the first such request), will have the right to request registration for a public offering of common shares. The Company will use their best efforts to cause the prompt registration of common shares, but will not be required to file a registration statement if the proposed offering is not an appropriate size, if the managing underwriter determines that a registration would be adverse to another proposed offering for a period of time, if the Company holds material non-public information that the board determines should not be disclosed (for a period of time) or if the Company has filed a registration statement within a period of time before the proposed registration. If the number of common shares to be sold in the offering is limited by the managing underwriter, then the number of shares requested to be registered will be allocated, pro rata, among the requesting shareholders.

     In addition, until December 12, 2011, if the Company proposes to register any common shares or any options, warrants or other rights to acquire, or securities convertible into or exchangeable for, the Company’s common shares under the Securities Act (other than shares to be issued pursuant to an employee benefits plan or in connection with a merger, acquisition or similar transaction), the Company will offer shareholders who are party to the shareholders agreement the opportunity, subject to certain conditions, to include their common shares in such registration statement.

     The Company and the shareholders party to the shareholders agreement have agreed not to offer, sell, or otherwise dispose of any common shares or other securities convertible or exchangeable for common shares during the ten days prior to and the 90 days following the effective date of a registration statement filed in conjunction with the rights described in the two previous paragraphs.

Item 6. Selected Financial Data

     The following table sets forth our selected financial data and other financial information at December 31, 2002 and 2001 and for the period from November 14, 2001 to December 31, 2001 and the year ended December 31, 2002. The historical financial information was prepared in accordance with U.S. generally accepted accounting principles. The statement of income data for the periods ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2002 and 2001 were derived from our audited combined financial statements, which have been audited by PricewaterhouseCoopers, our independent auditors. You should read the selected financial data in conjunction with our combined financial statements and related notes thereto contained in Item 8 – “Financial Statements and Supplementary Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	2002	2001

	(thousands of U.S. dollars, except share amounts)
Income Statement Data
Gross premiums written	$607,688	$150
Reinsurance premiums ceded	41,779	—
Net premiums written	565,909	150
Net premiums earned	329,926	8
Net investment income	39,748	1,139
Net realized gains on investments	7,716	—
Net foreign exchange gains	1,681	—
Loss and loss adjustment expenses	133,310	—
Acquisition costs and general and administrative expenses	89,204	1,208
Interest on long-term debt	4,460	236
Fair value of warrants issued (1)	—	61,321
Income (loss) before taxes	152,097	(61,618)
Net income (loss)	$152,045	$(61,618)
Basic earnings (loss) per share (2)	$2.76	$(1.18)
Diluted earnings (loss) per share (2)	$2.74	$(1.18)
Weighted average number of shares common outstanding – basic	55,178,150	52,440,000
Weighted average number of shares common outstanding – diluted	55,457,141	52,440,000
Cash dividends per share	$—	$—
Balance Sheet Data
Fixed maturity investments	$1,354,845	$640,403
Equity investment	63,691	—
Cash and cash equivalents	162,925	350,606
Total Assets	1,833,918	1,021,798
Net loss and loss adjustment expense reserves	129,459	—
Long-term debt	150,000	150,000
Shareholders’ Equity	$1,252,535	$860,653
Operating Ratios and Other Non-GAAP Measures
Loss ratio (3)	40.4%	—
Expense ratio (4)	27.0%	N/M
Combined ratio (5)	67.4%	N/M
Book value per share (6)	$19.76	$16.41
Fully converted book value per share (7)	$19.39	$16.41

The Company commenced operations on December 16, 2001 and, as a result, underwrote only one reinsurance policy during the period ended December 31, 2001. The Company was in operation for the full 2002 fiscal year and, as a result, the results of the 2001 period are not comparable to the results of the 2002 year.

(1)	Fair value of warrants issued to the founding shareholders. The warrants have been classified as equity instruments, and in accordance with EITF 00-19, the estimated aggregate fair value was reported as an expense and an addition to Additional paid-in capital.

(2)	Basic earnings per share is based on the basic weighted average number of common shares. Diluted earnings per share assumes the exercise of all dilutive warrants and options, using the treasury stock method.

(3)	Loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.

(4)	Expense ratio is calculated by dividing acquisition costs and general and administrative expenses by net premiums earned.

(5)	Combined ratio is the sum of the loss and expense ratios.

(6)	Book value per share is based on total shareholders’ equity divided by basic shares outstanding.

(7)	Fully converted book value per share is based on total shareholders’ equity plus the assumed proceeds from the exercise of dilutive options and warrants, divided by fully converted shares outstanding. The Company believes this to be the best single meaningful measure of the return made by the Company’s shareholders as it takes into account the effect of all dilutive securities.

N/M – Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Montpelier Re Holdings Ltd. and Montpelier Re were formed on November 14, 2001, and Montpelier Re commenced operations on December 16, 2001. Neither company had any prior operating history. Accordingly, there are no material comparable results from the prior period. The following is a discussion and analysis of our results of operations for the year ended December 31, 2002 and, if relevant, for the period from November 14, 2001, the date of incorporation, to December 31, 2001. The following also includes a discussion of our financial condition at December 31, 2002. This discussion and analysis should be read in conjunction with the audited combined financial statements and related notes thereto included in this filing. This filing contains forward-looking statements that are not historical facts, including statements about the Company’s beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Note on Forward Looking Statements” and "Risk Factors” contained in Item 1 “Business” of this filing.

     We derive our revenues primarily from premiums from our insurance and reinsurance contracts and, to a lesser extent, income from our investment portfolio. Premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tends to be concentrated at the beginning of quarters, and the timing of premium written varies by line of business. Most property catastrophe business is written in the January 1, April 1 and July 1 renewal periods, whilst the property specialty and other specialty lines are written throughout the year. Written premiums are generally lower during the fourth quarter of the year as compared to prior quarters. Gross premiums written for pro-rata contracts, including QQS programs, are initially booked as estimated and are adjusted as actual results are reported by the cedents during the period. Earned premiums do not necessarily follow the written premium pattern as certain written premiums are earned ratably over the contract term, which ordinarily is twelve months, although many pro-rata contracts are written on a risks attaching basis and are generally earned over a 24 month period, consistent with industry practice. Earned premiums are affected by our growing book of business; as written premium levels increase, earned premium levels will correspondingly increase over the earning period. Premiums are generally due in installments.

     The following are the main categories of gross premium written:

     Property Specialty – Contracts in this category include risk excess of loss, property pro-rata and direct insurance and facultative reinsurance business. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks and facultative reinsurance transactions on a “single risk” basis.

Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract.

     We also write direct insurance and facultative reinsurance coverage on commercial property risks where we assume all or part of a risk under a single insurance contract. We generally write such coverage on an excess of loss basis.

     We also write property pro-rata reinsurance contracts which are comprised of property risk programs written on a proportional basis rather than on an excess of loss basis.

     Property Catastrophe – These contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war, nuclear contamination and terrorism, are generally excluded from these contracts. Property catastrophe reinsurance is written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claims expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract.

     To a lesser extent, we also write retrocessional coverage contracts, which provide reinsurance protection to other reinsurers, also called retrocedents. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts typically carry a higher degree of volatility than reinsurance contracts as they protect against concentrations of exposures written by retrocedents, which in turn may experience an aggregation of losses from a single catastrophic event.

     Qualifying Quota Share (“QQS”) – This category represents whole account quota share reinsurance to select Lloyd’s syndicates. Under QQS contracts, we assume a specified portion of the risk on a specified coverage in exchange for an equal proportion of the premiums. Gross premiums written related to QQS arrangements have been recorded gross of original commissions to the syndicates. This accounting treatment, when compared to recording such premiums net of original commissions, has the effect of increasing gross premiums written and increasing acquisition costs by an equal amount.

     Other Specialty – Reinsurance contracts of aviation liability, aviation war, marine, personal accident catastrophe, workers’ compensation, terrorism, casualty and other reinsurance business are included in this category. Marine and aviation contracts are primarily written on a retrocessional excess of loss basis.

     Since the classes of business we underwrite have large aggregate exposures to natural and man-made disasters, we expect that our claims experience will predominantly be the result of relatively few events of significant severity. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, our financial condition and results of operations and our ability to write new business. This volatility will affect our results in the period that the loss occurs because accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude have historically been relatively infrequent, although we believe the property catastrophe reinsurance market has experienced a high level of worldwide catastrophic losses in terms of both frequency and severity from 1987 to the present as compared to prior years. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. We seek to reflect these trends as we price our reinsurance.

     In October 2002, we completed an initial public offering of 10,952,600 common shares. Our common shares began trading on the New York Stock Exchange on October 10, 2002. The offering raised approximately $201.2 million in net proceeds, substantially all of which was contributed to our principal operating subsidiary, Montpelier Re for use in its underwriting operations.

     Income from our investment portfolio is primarily comprised of interest on fixed maturity investments net of investment expenses, and to a lesser extent from realized gains and losses on the sale of investments.

     Our expenses consist primarily of three types: loss and loss adjustment expenses, policy acquisition costs and general and administrative expenses. In the period ended December 31, 2001, our first period of operations, we also incurred nonrecurring organizational expenses and an expense associated with the issuance of warrants to our founders.

     Loss and loss adjustment expenses are a function of the amount and type of insurance and reinsurance contracts we write and of the loss experience of the underlying risks. We estimate loss and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. Under U.S. GAAP, we reserve for catastrophic losses as soon as a loss event is known to have occurred. The ultimate loss and loss adjustment expenses will depend on the actual costs to settle claims. We will increase or decrease our initial loss estimates as actual claims are reported and settled. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our contracts will be a critical factor in determining our profitability.

     Acquisition costs consist principally of brokerage expenses and commissions that represent a percentage of the premiums on reinsurance contracts written, and vary depending upon the amount and types of contracts written, and to a lesser extent ceding commissions paid to ceding insurers and excise taxes. Under certain contracts we may also pay profit commission to cedents. This will vary depending on the loss experience on the contract.

     General and administrative expenses consist primarily of salaries, benefits, professional fees and related costs, including costs associated with awards under our bonus plan, performance unit plan and our share option plan. Other than bonuses and performance units, expenses are primarily fixed in nature and do not vary with the amount of premiums written or losses incurred.

     At the discretion of the Compensation and Nominating Committee of the Board of Directors, the Company has awarded, and will in the future award, performance units to executive officers and certain other key employees. The ultimate value of these performance units, which vest at the end of three-year performance periods, is dependent upon the Company’s achievement of specified performance targets over the course of the overlapping three-year periods and the market value of the Company’s shares at the date of redemption. Performance units are payable in cash, common stock or a combination of both. The liability is expensed over the vesting period of the performance units granted. The liability is recalculated as the relevant financial results and share price of the Company evolve. Any adjustments are reflected in the income statement in the period in which they are determined.

     As part of our formation, we granted 2,040,000 share options to our President and Chief Executive Officer, Anthony Taylor. In September 2002, 510,000 additional options for common shares were granted to other senior executives. From inception, we have adopted FAS 123 “Accounting for Stock-Based Compensation,’’ which recommends the recognition of compensation expense for the fair value of stock compensation awards on the date of grant. The compensation expense is recognized over the vesting period of each grant, with a corresponding recognition of the equity expected to be issued in Additional paid-in capital.

     Our fixed maturity investments are classified as available for sale under U.S. GAAP and are carried at fair value based on quoted market prices. Unrealized gains and losses on these investments are included in accumulated other comprehensive income as a separate component of shareholders’ equity. If management has determined that an investment has sustained an impairment in value that is determined to be other than temporary, the unrealized loss will be charged to income in the period it is determined

     Our only equity investment is in Aspen Insurance Holdings Limited (“Aspen”) (formerly Exali Reinsurance Holdings Limited), the unquoted Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”) (formerly Wellington Reinsurance Limited). Under U.S. GAAP, such unquoted investments are carried at estimated fair value. Unrealized gains and losses on these investments are also included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Summary of Critical Accounting Policies

     The Company’s combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations as their application requires management to make the most significant judgments.

     Other significant accounting policies that we use to prepare our combined financial statements are included in Note 2 to the December 31, 2002 Combined Financial Statements included in this filing.

     Premiums. Premium income is primarily earned ratably over the term of the insurance policy. We also write certain pro-rata reinsurance policies on a risks attaching basis which are generally earned over a 24 month period, consistent with industry practice. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected in unearned premium.

     We write both excess of loss and pro-rata contracts. On excess of loss contracts, the minimum and deposit premium is defined in the contract wording and this is the amount we record as written premium in the period the underlying risks incept, therefore no management judgment is necessary. Subsequent adjustments to the minimum and deposit premium are recorded in the period in which they are determined.

     On pro-rata contracts, including QQS arrangements, premiums assumed are estimated to ultimate levels based on information provided by the ceding companies. An estimate of premium is recorded in the period in which the underlying risks incept. When the actual premium is reported by the ceding company, which may be reported on a quarterly or six month lag, it may be significantly higher or lower than the estimate. Adjustments arising from the reporting of actual premium by the ceding companies are recorded in the period in which they are determined. Estimates of premium are based on information available, including previously reported premium and underlying economic conditions. Premiums on pro-rata contracts are earned over the risk periods of the related reinsurance contracts.

     Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written premiums when the loss event occurs, and are recognized as earned premium ratably over the remaining contract period.

Accrual of reinstatement premiums is based on our estimate of loss and loss adjustment expense reserves, which involves management judgment as described below. Reinstatement premiums are not accrued on reserves for losses incurred but not reported.

     Loss and Loss Adjustment Expense Reserves. For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserve. Due to the short-tail nature of our business, generally, we expect that the majority of our losses will be paid relatively quickly; however, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for losses incurred but not reported (“IBNR”).

     A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the Company’s policies are characterized by high severity and low frequency. This limits the volume of industry claims experience available from which to reliably predict ultimate loss levels following a loss event. In addition, there always exists a reporting lag between a loss event taking place and the reporting of the loss to the Company, which can sometimes be several years. During this period, additional facts and trends will be revealed and as these factors become apparent, reserves will be adjusted. These incurred but not reported losses are inherently difficult to predict. Changes to our prior year loss reserves can impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for each catastrophic event and other case reserves are incorrect, possibly materially. This volatility will affect our results in the period that the loss occurs because GAAP does not permit reinsurers to reserve for such catastrophic events until they occur and may give rise to a claim. As a result, no allowance for the provision of a contingency reserve to account for expected future losses can be recorded. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. We expect that increases in the values and concentrations of insured property will increase the severity of worldwide catastrophic losses in the future.

     These factors require us to make significant assumptions when establishing loss reserves. For losses which have been reported to the Company, we estimate our ultimate loss using the following: (1) claims reports from insureds; (2) our underwriters and management experience in setting claims reserves; and (3) the use of computer models where applicable. Since the Company has insufficient past loss experience, management supplements this information with industry data. This industry data may not match the risk profile of the Company, which introduces a further degree of uncertainty into the process. For losses which have been incurred but not reported, the reserving process is further complicated.

     We estimate IBNR using actuarial methods. We also utilize historical insurance industry loss development patterns, as well as estimates of future trends in claims severity, frequency and other factors, to aid us in establishing IBNR.

     On pro-rata contracts, including QQS arrangements, we estimate ultimate losses based on loss ratio forecasts as reported quarterly by cedents, which is normally on a quarterly or six month lag. We also review historical loss ratios from prior years as provided by each cedent, as well as public reports. We base our estimate of the ultimate losses on both of these factors. Estimated losses can change, based on revised projections supplied by the underlying cedents and actuarial support of the underwriting year forecasts. The resulting changes in incurred losses are recorded in the period in which they are determined.

     These complications, together with the potential for unforeseen adverse developments, may result in loss and loss adjustment expenses significantly greater or less than the reserve provided. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event.

     Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2002 was $146.1 million. Management’s best estimate of a range of likely outcomes around this estimate is between $131.0 million and $157.1 million.

     Loss and loss adjustment reserve estimates are regularly reviewed and updated, as new information becomes known to us. Any resulting adjustments are included in income in the period in which they become known.

     Other Than Temporary Impairments in Investments. In accordance with our investment guidelines, our investments consist of high-grade marketable fixed maturity investments and equity securities. Fixed maturity investments are classified as available for sale and accordingly are carried at market value as determined by the most recently traded price of each security at the balance sheet date. For unquoted investments, estimated fair value is determined using the financial information received, which includes reported net asset values, other information available to management, and other economic and market knowledge as appropriate. Investments are reviewed periodically to determine if they have sustained an impairment in value that is considered to be other than temporary. The identification of potentially impaired investments involves significant management judgment. In our determination of other-than-temporary impairment, we consider several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer’s securities remains below our cost and any other factors that may raise doubt about the issuer’s ability to continue as a going concern. The current economic environment and recent volatility of securities markets increases the difficulty in determining impairment and whether the impairment is considered to be other than temporary.

     Unrealized depreciation in the value of individual investments, considered by management to be other than temporary, is charged to income in the period it is determined.

Results of Operations

     The Company ended the 2002 year with a fully converted book value per share (as defined below) of $19.39, an increase of $2.98 from December 31, 2001. This increase of 18.2% resulted from premium rate levels being relatively high across the major classes that the Company specializes in, together with a relatively low level of catastrophes during the year. The Company also benefited from a positive total return of approximately 7.0% on its investment portfolio for the year ended December 31, 2002.

     As the Company commenced writing business on December 16, 2001, it is not meaningful to compare 2002 results with 2001 results. We only wrote one reinsurance policy during this period and did not incur any related losses. In addition, we incurred significant start-up expenses which included the results of expensing the fair value of warrants issued to the founding shareholders. Therefore, both the loss ratio and the expense ratio for the period ended December 31, 2001 are not useful for comparative purposes and are not indicative of future results.

     Our results for the 2002 year were primarily driven by the following factors:

•	The extensive and diverse experience of our team of underwriters, who have particular expertise in the property and specialty areas;

•	High premium rate levels coupled with the relatively low levels of catastrophe/large loss frequency;

•	Our superior service capabilities driven by our investment in operational and modeling technologies;

•	The existence of a substantial capital base, with approximately $1 billion raised from our initial capitalization in 2001, combined with an additional $201.2 million from the successful completion of our Initial Public Offering in October, 2002; and

•	Our A.M. Best financial strength rating of “A-”(Excellent), which is the fourth highest of fifteen rating levels.

For the Periods Ended December 31, 2002 and 2001

     The following table summarizes our book values per common share as of the periods indicated:

	As of	As of
	December 31, 2002	December 31, 2001

Book value per share (1)	$19.76	$16.41
Fully converted book value per share (2)	19.39	16.41

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Based on total shareholders’ equity plus the assumed proceeds from the exercise of dilutive options and warrants, divided by fully converted shares outstanding. The Company believes this to be the best single meaningful measure of the return made by our shareholders as it takes into account the effect of all dilutive securities.

     The following table summarizes the Company’s combined financial results for the periods indicated:

		Period From
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31, 2001 (1)

	($ in millions)	($ in millions)
Net underwriting income (2)	$133.7	$—
Investment income and net foreign exchange gains	41.4	1.1
Net realized gains on fixed maturity investments	7.7	—
Interest on long-term debt	4.5	0.2
General and Administrative and Tax expense	26.3	1.2
Fair value of warrants issued	—	61.3

Net income (loss)	$152.0	$(61.6)
Basic earnings (loss) per common share	2.76	(1.18)

Diluted earnings (loss) per common share	$2.74	$(1.18)

(1)	The Company commenced operations on December 16, 2001; therefore there are no meaningful comparative prior period results.

(2)	Net underwriting income consists of net premiums earned less net loss and loss adjustment expenses incurred and acquisition costs.

Gross Premiums Written

     The Company focuses on writing global specialty property and other specialty classes of insurance and reinsurance business. During the period ended December 31, 2001, the Company wrote one specialty reinsurance policy with a premium of $150,000, which was for worldwide risks.

     Gross premiums written were $73.9 million for the fourth quarter and $607.7 million for the year ended December 31, 2002. Details of gross premiums written by line of business and by geographic area of risk insured for the year ended December 31, 2002 are provided below:

Gross Premiums Written by Line

	Year Ended
	December 31, 2002

	($ in millions)
Property Specialty	$230.3	37.9%
Property Catastrophe	141.4	23.3
Qualifying Quota Share	171.7	28.2
Other Specialty	64.3	10.6

Total	$607.7	100.0%

Gross Premiums Written by Geographic Area of Risk Insured

	Year Ended
	December 31, 2002

	($ in millions)
Worldwide (1)	$306.4	50.4%
USA and Canada	207.4	34.1
Japan	23.3	3.8
Western Europe, excluding the United Kingdom and Ireland	17.8	2.9
United Kingdom and Ireland	11.8	1.9
Worldwide, excluding USA and Canada (2)	11.4	1.9
Other (1.5% or less)	29.6	5.0

Total	$607.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

     The Qualifying Quota Share contracts and substantial amounts of other lines of business are worldwide in nature, with the majority of business related to North America and Europe.

     During the year ended December 31, 2002, we recorded reinstatement premiums on outstanding losses of approximately $4.7 million, primarily due to reinstated coverages on assumed contracts impacted by losses arising from the flooding which occurred in central Europe in August 2002 (“European floods”). The reinstatement premiums are principally included in the property catastrophe category, with the remainder in the property specialty and other specialty categories. Additional reinstatement premiums will be recorded in future periods as additional losses are notified, consistent with our loss estimates discussed below.

     The QQS business incepting in the year ended December 31, 2002 are estimated on the basis of projections for the twelve months of 2002 supplied by the underlying syndicates, adjusted for actual reported results from the underlying syndicates for the nine months ended September 30, 2002. Estimated annual premiums can change, based on revised projections supplied by the underlying syndicates. The resulting changes in accrued premium are recorded in the period in which they are determined.

Reinsurance Premiums Ceded

     Reinsurance premiums ceded were $2.0 million for the fourth quarter and $41.8 million for the year ended December 31, 2002. Reinsurance premiums ceded are attributable to the reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate. Reinsurance premiums ceded represented approximately 24% of gross premiums written from the syndicates for the year ended December 31, 2002. This reinsurance inures to the benefit of the Company and will potentially result in lower loss ratio volatility in the QQS book of business than in the remainder of the book of business over which reinsurance protection was not purchased in 2002. We would remain liable to the extent that any of the underlying reinsurers fails to pay our claims; however, we have reviewed the financial condition of the reinsurers on the QQS syndicates and do not consider it necessary to write off any reinsurance recoveries. In 2003 we have purchased specific retrocessional protection for our direct insurance and facultative reinsurance programs on an “any one risk” basis to limit our exposure from losses at one location. We may purchase additional retrocessional protection for our own account in 2003.

Net Premiums Earned

     Net premiums earned for the fourth quarter and for the year ended December 31, 2002 were $105.4 million and $329.9 million, respectively. In the fourth quarter we experienced an acceleration of premiums earned as the majority of our business is written during the January 1, April 1, and July 1 renewal periods and, therefore, it is reasonable to anticipate that the earned premium would generally increase over the course of our first full fiscal year as premiums written in earlier months are increasingly earned. We also did not have our full complement of underwriters until the end of the second quarter of 2002 and, therefore, we were not able to fully participate in the 2002 renewal season, resulting in a higher level of unearned premium at December 31, 2002.

     In addition, modest variances exist between the ratio of gross premiums written to net premiums earned between prior quarters and the fourth quarter of 2002. These variances arose from the clarification over the year of the earnings patterns on certain customers’ proportional reinsurance contracts. The overall effect is to defer some earned premium from 2002 into 2003. We would not expect this to recur in 2003.

Loss and Loss Adjustment Expenses

     The underwriting results of an insurance or reinsurance company are often measured by reference to its loss ratio and expense ratio. The loss ratio is calculated by dividing loss and loss adjustment expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio.

     For comparative purposes, our combined ratio and components thereof are set out below for the nine months ended September 30, 2002 and for the year ended December 31, 2002.

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2002	2002

Loss ratio	54.5%	40.4%
Expense ratio	25.6%	27.0%

Combined ratio	80.1%	67.4%

     A portion of our business is property catastrophe reinsurance, which has loss experience that is generally categorized as low frequency but high severity in nature. This may result in volatility in our financial results for any fiscal year or quarter. Property catastrophe losses are generally notified and paid within a short period of time from the covered event. The majority of the other classes of business that the Company writes are also short-tail in nature and claims are generally notified and paid within reasonably short periods of time following the loss event.

     Loss and loss adjustment expenses were $10.9 million for the fourth quarter and $133.3 million for the year ended December 31, 2002, representing loss ratios of 10.4% and 40.4%, respectively. At September 30, 2002 and December 31, 2002, net loss reserves were $121.9 million and $129.5 million, respectively, of which $100.6 million and $91.7 million, respectively, related to an estimate of losses incurred but not yet reported. Reinsurance recoveries of $10.6 million and $16.7 million related to the QQS business written were netted against loss and loss adjustment expenses for the nine months ended September 30, 2002, and for the year ended December 31, 2002, respectively. We paid losses of $0.5 million and $4.2 million, respectively, for the nine months ended September 30, 2002 and for the year ended December 31, 2002.

     The fourth quarter includes approximately $25.0 million of positive development of losses incurred in earlier quarters, including $5.0 million in respect of the European floods. The fourth quarter’s positive development has primarily resulted from the receipt of additional information from ceding companies, including QQS syndicates, which indicated that our reserves were not required to be at the level originally estimated at September 30, 2002. As a new company with a very limited operating history, it is more difficult for us to estimate the reserve for loss and loss adjustment expenses than more established companies.

     The release of reserves benefited our fourth quarter loss ratio by approximately 24 points, which reduced the loss ratio to 40.4% for the year ended December 31, 2002 from 54.5% for the nine months ended September 30, 2002. Overall, for the year ended December 31, 2002, we have benefited from the relatively low level of catastrophes.

     Pro-rata contracts, including QQS business incepting in the year ended December 31, 2002 are estimated on the basis of projections supplied by the underlying cedents, together with actual reported results for portions of 2002. Estimated losses can change, based on revised projections supplied by the underlying cedents. The resulting changes in incurred losses are recorded in the period in which they are determined. Reported loss ratios for the 2002 underwriting year were generally lower than anticipated and our fourth quarter loss ratio selections reflect this improvement. We have estimated the QQS loss ratios based on figures provided by the syndicates. We will monitor changes in these estimates closely to determine any deviation from previously published forecasts and any required adjustments will be recorded in income in the period in which they are determined. We have experienced a year with a relatively low level of claims activity. This may not be indicative of future results.

     At December 31, 2002, we estimated our gross reserve for loss and loss adjustment expenses using the methodology as outlined in our Critical Accounting Policy earlier in this section. Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2002 was $146.1 million. Management’s best estimate of a range of likely outcomes around this estimate is between $131.0 million and $157.1 million. Having regard to the limited number of paid losses arising during the Company’s short operating history, management used the following methodology in determining this range: (1) a combination of actuarial methods; (2) industry loss information to estimate loss ratios and expected reporting patterns for companies that write similar lines of business; and (3) professional judgment. Management calculated a range around our best estimate for each class of business which reflects the potential variability in our loss ratio and the reporting pattern assumptions.

     Management has determined that the best estimate for net loss and loss adjustment expense reserves at December 31, 2002 was $129.5 million. Management’s best estimate of a range of likely outcomes around this estimate is between $114.4 million and $140.5 million. The reserve range for net loss and loss adjustment expense reserves was calculated in a manner consistent with the range for gross reserves as discussed above.

     Our net loss and loss adjustment expense reserves at December 31, 2002 and our net loss ratios by line of business for the year ended December 31, 2002 are set out below:

		Net Loss and Loss
	Net Loss and Loss	Adjustment Expense Ratios
	Adjustment Expense Reserves	for the Year Ended
	at December 31, 2002 (1)	December 31, 2002 (2)

	($ in millions)
Property Specialty	$54.1	55.7%
Property Catastrophe	32.5	25.7
Qualifying Quota Share	33.9	60.2
Other Specialty	9.0	24.9

Total	$129.5	40.4%

(1)	Gross loss and loss adjustment expense reserves per the balance sheet are $146.1 million which has been reduced by $16.6 million in reinsurance recoverable related to the Qualifying Quota Share programs to derive the net loss and loss adjustment expense reserves of $129.5 million noted above.

(2)	The gross loss and loss adjustment expense ratio for the year ended December 31, 2002 was 41.0%.

Underwriting expenses

     Underwriting expenses consist of acquisition costs and general and administrative expenses. Acquisition costs and general and administrative expenses were $31.6 million for the fourth quarter and $89.2 million for the year ended December 31, 2002, representing expense ratios of 30% and 27%, respectively. General and administrative expenses are comprised of fixed expenses which include costs for salaries and benefits, stock options and office and risk management expenses. Variable general and administrative expenses include expenses related to our performance unit plan and bonuses. Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. Therefore, as our premiums increase in 2003 as anticipated, acquisition costs will also increase as these costs vary directly with the level of premiums written.

However, for 2003 we expect premiums earned will increase at a more rapid pace than general and administrative expenses. We therefore expect that we will have a lower expense ratio in 2003 than we had in 2002. Other factors could also affect the expense ratio, including the mix of business written, and the amount of acquisition costs incurred. The expense ratio has increased during the fourth quarter as a result of the accrual of approximately $1.5 million in profit commission and the accrual of additional variable compensation expense, driven by the lower combined ratio than in prior quarters.

     General and administrative expenses for the fourth quarter and for the year ended December 31, 2002 consisted of the following:

	Quarter Ended	Year Ended
	December 31,	December 31,
	2002	2002

	($ in millions)
Fixed expenses, excluding stock options	$5.7	$15.7
Bonus accrual	1.7	2.7
Performance Unit Plan accrual	1.3	2.5
Fair value of stock options expense	1.6	5.4

Total General and Administrative expenses	$10.3	$26.3

     For the year ended December 31, 2002, acquisition costs incurred were $62.9 million, which were principally due to brokerage commissions for our insurance and reinsurance contracts of $29.6 million, commissions paid to ceding insurers and other costs of $31.8 million and an accrual for profit commission of $1.5 million.

Net Investment Income

     Net investment income for the fourth quarter and for the year ended December 31, 2002 was $10.7 million and $39.7 million, respectively. Net investment income for the period ended December 31, 2001 was $1.1 million which reflects the receipt of the private placement proceeds in mid-December 2001. Net investment income is primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $1.7 million and $3.8 million, respectively, and investment management and custodian fees of $0.7 million and $2.3 million, respectively, for the periods ended December 31, 2002 and 2001. The investment management fees were paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. The fees charged are consistent with those that would be charged by a non-related party.

     Because we provide short-tail insurance and reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, it is possible that we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government bonds, corporate bonds and mortgage-backed and asset-backed securities.

     Based on the weighted average monthly investments held, and including net unrealized gains of $8.3 million for the fourth quarter and $33.6 million for the year ended December 31, 2002, the total investment return was 1.4% and 7.0%, respectively. Interest rates declined in 2002, which resulted in decreasing reinvestment yields on our portfolio. In 2003 we expect that our investment income will increase as a result of our larger capital base but that percentage returns will fall as a result of lower interest rates.

     The performance results of our fixed maturity portfolio, with a comparison to the Lehman Brothers Government/Corporate 1-3 Year Index, for the year ended December 31, 2002 was as follows:

		Lehman
		Brothers
	Montpelier Re	Gov't/Corp.
Performance	Holdings Ltd.(1)	1-3 Year Index

Total return	7.1%	6.3%

(1)	Total return is calculated by dividing total net investment income on fixed maturity investments by the average of the sum of such investments at amortized cost at the end of each month in 2002.

     The Lehman Brothers Government/Corporate 1-3 Year Index is used for comparative purposes as it lines up with our assets and the nature of our business.

     We did not experience any other-than-temporary impairment charges relating to our portfolio of investments for the year ended December 31, 2002.

Interest on Long-Term Debt

     Interest expensed relating to the $150.0 million outstanding balance on our long-term credit facility for the periods ended December 31, 2002 and 2001 was $4.5 million and $0.2 million, which represents an average rate of 2.80% and 2.99%, respectively. The interest rate on the loan was variable from the inception of the loan on December 12, 2001 until April 20, 2002. Thereafter, the interest rate was fixed at 2.96% from April 21, 2002 until October 21, 2002 and has been fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. After April 21, 2003, the rate will revert back to a floating rate, unless another fixed rate is agreed upon. At December 31, 2002 and 2001, the Company accrued interest expense of $800,000 and $236,000 and paid interest of $3.5 million and $Nil, respectively.

Net Realized Investment Gains

     Net realized investment gains for the year ended December 31, 2002 were $7.7 million, which were due to gains realized from the sale of fixed maturity investments.

Comprehensive Income

     Comprehensive income for the year ended December 31, 2002 was $185.7 million, which includes net income of $152.0 million and $33.7 million of net unrealized gains on investments and changes in currency translation adjustments.

     The cost or amortized cost, gross unrealized gains and losses, and carrying values of our investments as of December 31, 2002 were as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
Investments	Cost	Gains	Losses	Fair Value

Fixed maturity investments	$1,322,256	$32,714	$125	$1,354,845
Equity investment (unquoted)	60,758	2,933	—	63,691

Financial Condition

     We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on debt facilities and dividends, if any. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. It is our continuing policy to retain earnings to support the growth of our business. We do not currently intend to pay dividends.

     The Company’s shareholders’ equity at December 31, 2002 was $1,252.5 million, of which $90.4 million was retained earnings. As expected, the Company’s balance sheet changed significantly from December 31, 2001 to December 31, 2002 as 2002 was the first full year of operations. The positive operating results for 2002, combined with the successful completion of our IPO resulting in net proceeds of approximately $201.2 million, increased shareholders’ equity by approximately $391.9 million. Our capital resources also include our loan agreement with Bank of America, N.A. and a syndicate of commercial banks with an aggregate borrowing limit of $150.0 million under the term loan facility and a further $50.0 million under a revolving credit facility. See the liquidity section below for additional detail regarding this facility.

Loss and Loss Adjustment Expense Reserves

     For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for losses incurred but not reported (“IBNR”).

     A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the Company’s policies are characterized by high severity and low frequency. This limits the volume of industry claims experience available from which to reliably predict ultimate loss levels following a loss event. In addition, there always exists a reporting lag between a loss event taking place and the reporting of the loss to the Company, which can sometimes be several years, particularly on longer-tail classes of business such as casualty. During this period, additional facts and trends will be revealed and as these factors become apparent, reserves will be adjusted. These incurred but not reported losses are inherently difficult to predict. Changes to our prior year loss reserves can impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for each catastrophic event and other case reserves are incorrect, possibly materially. This volatility will affect our results in the period that the loss occurs because GAAP does not permit reinsurers to reserve for such catastrophic events until they occur which may give rise to a claim. As a result, no allowance for the provision of a contingency reserve to account for expected future losses can be recorded. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. We expect that increases in the values and concentrations of insured property will increase the severity of the level of worldwide catastrophic losses in the future.

     These factors require us to make significant assumptions when establishing loss reserves. For losses which have been reported to the Company, we estimate our ultimate loss using the following: (1) claims reports from insureds; (2) our underwriters and management experience in setting claims reserves; and (3) the use of computer models, where applicable. Since the Company has insufficient past loss experience, management supplements this information with industry data. This industry data may not match the risk profile of the Company, which introduces a further degree of uncertainty into the process. For losses which have been incurred but not reported, the reserving process is further complicated.

     On pro-rata contracts, including QQS arrangements, we estimate ultimate losses based on loss ratio forecasts as reported quarterly by cedents, which is normally on a quarterly lag. We also review historical loss ratios from prior years as provided by each cedent, as well as public reports. We base our estimate of the ultimate losses on both of these factors. Estimated losses can change, based on revised projections supplied by the underlying cedents and actuarial support of the underwriting year forecasts. The resulting changes in incurred losses are recorded in the period in which they are determined.

     These complications, together with the potential for unforeseen adverse developments, may result in loss and loss adjustment expenses significantly greater or less than the reserve provided. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event.

     Loss and loss adjustment reserve estimates are regularly reviewed and updated, as new information becomes known to us. Any resulting adjustments are included in income in the period in which they become known.

Investments

     Because a significant portion of our contracts provide short-tail reinsurance coverage for damages resulting mainly from natural and man-made catastrophes, it is possible that we could become liable for a significant amount of losses on short-term notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government bonds, corporate bonds and mortgage backed and asset backed securities.

     The market value of our portfolio of fixed maturity investments comprises investment grade corporate debt securities (24%), U.S. government and agency bonds (59%) and mortgage-backed and asset-backed securities (17%). All of the fixed maturity investments currently held by us were publicly traded at December 31, 2002. Based on the weighted average monthly investments held, and including unrealized gains, our total return for the year ended December 31, 2002 was 7.1%. The average duration of the portfolio was 1.9 years and the average rating of the portfolio was AA+ at December 31, 2002.

     The Company has invested a total of £40.0 million (or $60.8 million) in the common shares of Aspen Insurance Holdings Limited (“Aspen”) (formerly Exali Reinsurance Holdings Limited), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”) (formerly Wellington Reinsurance Limited). At December 31, 2002, Montpelier Re held approximately 7% of Aspen on an undiluted basis and approximately 6% on a fully diluted basis. Under U.S. GAAP, such unquoted investments are carried at estimated fair value. At December 31, 2002, the investment is carried at estimated fair value which is based on Aspen’s reported net asset value, with the difference being recorded as an unrealized gain included within accumulated other comprehensive income.

     The successful completion of our IPO during October 2002, together with the results of a successful underwriting year, resulted in a significant growth in assets. In 2003, we expect that our investment income will increase as a result of our larger capital base.

Liquidity and Capital Resources

     Cash flows for the Period from Inception to December 31, 2001. In the period from November 14, 2001, our date of incorporation, to December 31, 2001, we received $848.2 million in cash from a private placement of our common shares, which was partially offset by equity raising costs of $5.2 million. Substantially all of these funds were contributed to Montpelier Re to provide capital for use in its underwriting operations. During the period ended December 31, 2001, we used $3.9 million of cash in operating activities, largely because Montpelier Re did not commence operations until mid December 2001. Montpelier Re invested $638.5 million in investments in the period, and had a cash balance of $350.6 million at December 31, 2001.

     Cash flows for the year ended December 31, 2002. In the year ended December 31, 2002, we generated an operating net cash inflow of $295.2 million, primarily relating to premiums received by Montpelier Re. We paid losses of $4.2 million during the year ended December 31, 2002. We invested a net amount of $706.3 million during the year ended December 31, 2002, and had a cash balance of $162.9 million at December 31, 2002. The increase in liquidity has resulted from premiums received and the addition of approximately $201.2 million in net proceeds as a result of the successful completion of our initial public offering (“IPO”) of 10,952,600 common shares (including the exercise of the over-allotment provision of 1,428,600 common shares) in October, 2002, which was offset by equity raising costs of $18.3 million. We also received approximately $26.0 million in cash from the completion of our private placement of our common shares which occurred in December, 2001. The Company’s common shares began trading on the New York Stock Exchange on October 10, 2002. The net proceeds of the offering were contributed to our principal operating subsidiary, Montpelier Re to provide additional capital for use in its underwriting operations. In addition, this has been a year with a relatively low level of catastrophes, resulting in a low level of claims payments.

     On December 12, 2001, we entered into two senior credit facilities with Bank of America, N.A. and a syndicate of commercial banks, consisting of the Bank of N.T. Butterfield & Son Limited, Credit Suisse First Boston, The Bank of Bermuda Ltd., Fleet National Bank, The Bank of New York and Barclays Bank PLC. In 2002, Comerica Bank also became a party to this agreement. The credit facilities consist of a 364-day revolving credit facility with a $50.0 million borrowing limit and a three-year term loan facility with a $150.0 million aggregate borrowing limit. The $50.0 million revolving credit facility was renewed in December, 2002. In connection with this renewal, the Company paid approximately $62,500 in fees. As of December 31, 2002, we had borrowed $150.0 million under the term loan facility and had not accessed the revolving credit facility. Substantially all of the $150.0 million was contributed to Montpelier Re to provide capital for use in its underwriting operations. These credit facilities contain covenants which include maintaining: (i) a ratio of debt to total capital no greater than 30%; (ii) a tangible net worth equal to at least the sum of: (x) $525.0 million; (y) 50% of positive quarterly net income (with no deduction for net losses); and (z) 50% of any net equity proceeds, minus certain dividends; and (iii) the ratio of the aggregate statutory net written premiums to the net worth of all our insurance subsidiaries at a level no greater than 1.5 to 1 at the end of any fiscal quarter. Also, these covenants restrict our other borrowings, the ability of our subsidiaries to merge, consolidate, make acquisitions, sell any assets or assign any receivables, and our ability to create liens on any assets, make certain capital expenditures and to hold margin stock. In addition, a change in control of our Company or unpaid final judgments against us which exceed an aggregate of $5.0 million (excluding any portion thereof which will likely be recovered through insurance) each constitute an event of default under our credit facilities.

     Furthermore, our ability to pay dividends is limited under these credit facilities. Under these facilities, we cannot pay dividends to our shareholders until April 1, 2003. After this date, we can only pay dividends in an amount equal to 50% of our net income at the end of any quarter, excluding all extraordinary gains and losses. If we pay dividends in excess of this amount, we are required to simultaneously refund our debt in an amount equal to at least 43% of the excess dividend payment. This debt repayment would be used to pay any amounts owing under our term loan facility and then amounts outstanding under the revolving loan facility. We do not currently intend to pay dividends in the foreseeable future.

     The Company’s liquidity depends on operating, investing and financing cash flows as described below.

     Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments.

     Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses and to purchase new investments. In the future, we will use cash to pay for any premiums retroceded and any authorized share repurchases. In 2003 we have purchased specific retrocessional protection for our direct insurance and facultative reinsurance programs on an “any one risk” basis to limit our exposure from losses at one location. We may purchase additional retrocessional protection for our own account in 2003.

     Our cash flows from operations represent the difference between premiums collected and investment earnings realized, and the loss and loss adjustment expenses paid, underwriting and other expenses paid and investment losses realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested substantially all cash flows not required for operating purposes.

     Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

     We intend to manage these risks by structuring our investments in an effort to anticipate the payout patterns of our liabilities under insurance or reinsurance policies. No assurance can be given, however, that we will successfully match the structure of Montpelier Re’s investments with its liabilities under insurance or reinsurance contracts. If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

     The market value of fixed maturity investments, our unquoted equity investment and our cash and cash equivalents balance was $1,581.5 million as of December 31, 2002, compared to $991.0 million at December 31, 2001. The primary cause of this increase was the receipt of $286.0 million in premiums net of acquisition costs, net IPO proceeds of approximately $201.2 million, net investment income of $39.7 million, the change in net unrealized gains on investments of $33.6 million during the year and the receipt of $26.0 million in subscriptions for common shares on January 3, 2002, which related to the second and final closing of our initial capitalization in December, 2001.

     In the third quarter of 2002, we moved to larger office premises in Bermuda. Approximately $1.1 million in related costs were incurred for the year ended December 31, 2002, the majority of which were capitalized. We anticipate leasing additional office space in Bermuda later in 2003, and may incur additional related costs which we would expect to be less than those incurred in 2002.

     For the period from inception until December 31, 2002, we have had sufficient cash flow from operations to meet our liquidity requirements. The cash generated from the private placement and the successful completion of our IPO in October 2002, together with our credit facilities, and our positive operating results for 2002 have provided us with sufficient liquidity to enable Montpelier Re to meet its Bermuda statutory requirements under The Insurance Act 1978, related regulations and amendments thereto (the “Insurance Act”), as described below.

     Montpelier Re is registered under the Insurance Act. Under the Insurance Act, Montpelier Re is required to file on an annual basis, Statutory Financial Statements and a Statutory Financial Return. The Insurance Act also requires Montpelier Re to meet a minimum solvency margin equal to the greatest of (i) $100.0 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for loss and loss adjustment expenses. To satisfy these requirements, Montpelier Re was required to maintain a minimum level of statutory capital and surplus of $282.9 million and $100.0 million at December 31, 2002 and 2001, respectively, and a minimum share capital of $1.0 million for both years. In the periods ended December 31, 2002 and 2001, Montpelier Re satisfied these requirements.

     Bermuda law limits the maximum amount of annual dividends or distributions payable by Montpelier Re to us and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority. Subject to such laws, the directors of Montpelier Re have the unilateral authority to declare or not to declare dividends to us. The maximum amount of dividends that could have been paid by Montpelier Re to us at December 31, 2002, without such notification, was $151.4 million. There is no assurance that dividends will be declared or paid in the future.

     Montpelier Re is not licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Montpelier Re to post a letter of credit or other collateral. In order for Montpelier Re to write Lloyd’s Qualifying Quota Share business, it must provide an evergreen letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. We have made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $200.0 million, which we consider sufficient to support Montpelier Re’s estimated qualifying quota share obligations for the next 12 months. Depending on the level of business written by the QQS syndicates over the next 12 months, the standby letter of credit may need to be extended. Letters of credit outstanding at December 31, 2002 under this facility were approximately $99.9 million, which were secured by investments of approximately $107.5 million.

Montpelier Re has the ability to provide sufficient unencumbered assets to support the standby letter of credit.

     In addition, as of December 31, 2002, the Company made arrangements with Barclay’s Bank PLC for the provision of an additional evergreen letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $100.0 million. Letters of credit outstanding at December 31, 2002 under this facility were approximately $19.9 million and are secured by cash of approximately $20.3 million. Depending on the level of business written over the next 12 months, the standby letter of credit may need to be extended. Montpelier Re has the ability to provide sufficient unencumbered assets to support the standby letter of credit.

Outlook

     There is substantial evidence that insurance and reinsurance prices rise in the short term for property and other classes of reinsurance in the aftermath of significant catastrophic events. Other factors may impact reinsurance prices as well. We believe that the relatively high current price levels for property and certain other “short-tail” reinsurance products we write are principally due to a supply/demand imbalance in capacity caused by losses sustained by the global insurance and reinsurance industry resulting from the September 11th terrorist attacks, a general decline of global equity markets thereafter, and the more recent significant loss reserve strengthening of major insurance and reinsurance companies. Through Montpelier Re, we seek to help fulfill the need for additional underwriting capacity in the global property and casualty insurance and reinsurance market. We intend to take advantage of current conditions in that market by opportunistically providing capacity to ceding companies at prices commensurate with the risk we assume.

     We believe that prices in general for the “short-tail” insurance and reinsurance products we write will be more stable in 2003 than they were in 2002. We believe that prices for the specific reinsurance contracts we write in 2003 will be affected primarily by: (1) the supply of, and demand for, capacity in the global reinsurance market; (2) the historical loss experience of the contracts under consideration; (3) the loss exposure of the contracts under consideration; and (4) the financial strength of the ceding companies purchasing the contracts. While we believe that overall price levels are currently favorable for reinsurers and better than they have been in many years, capital provided by newly-formed reinsurers or additional capital raised by existing reinsurers may increase the supply of reinsurance which could impact negatively the prices that we receive for the products we write. Also, successful initiatives by capital market participants to produce alternative products that may compete with the products that we write could significantly affect supply, pricing and competition in our industry.

     We anticipate that our volume of business will increase significantly in 2003 over that of 2002 based on our experience during the January 2003 renewal period and believe that fiscal year 2003 gross premiums written will be approximately 40-60% greater than those of fiscal year 2002. Specifically, we anticipate our premium increases in 2003 will be as a result of the following factors:

•	An increase in penetration of existing accounts as we replace capacity of exiting reinsurers;

•	An increase in written lines on current business, and less sign-downs on many classes;

•	An increase in premiums written as a result of our quota share arrangements with Aspen Re;

•	A continued strong premium rate environment, with premium rate increases in some lines; and

•	An increase in general new business and unit growth as a result of the decrease in the supply of market capacity caused by the decline in the U.S. equity markets and the significant reserve strengthening which has taken place in the insurance and reinsurance industries.

     As our gross premiums written increase, we anticipate that our mix of business will shift over the next few years with a decrease in the percentage of QQS business and an increase in the percentage of direct insurance and facultative and specialty reinsurance business, as a result of expected improved market conditions. Our current estimated gross premiums written for QQS business in 2003 are broadly consistent with gross premiums written for 2002, although ultimate premiums written will depend on the volume of premium actually written by the syndicates.

     As part of a subscription and shareholders agreement with Aspen Re, Montpelier Re has agreed to provide quota share reinsurance to Aspen Re comprising annual assumed premiums by Montpelier Re of approximately $60.0 million per year for the underwriting years 2003, 2004 and 2005. These arrangements cover mainly property and casualty risks. Our President and Chief Executive Officer, Anthony Taylor, has joined the Board of Directors of Aspen Insurance Holdings Limited and Aspen Insurance Limited, a wholly-owned subsidiary of Aspen Re, and will remain on the board of Aspen Insurance Holdings Limited for so long as we retain a specified level of shareholdings and maintain the quota share business. On an ongoing basis, we expect our internally generated funds, together with the revolving credit agreement and the capital base provided by the IPO and the private placement, to be sufficient to operate our business and implement our business strategy.

     Our financial results in 2002 were affected positively by the unusually relatively low frequency of large natural catastrophic events impacting our business during the year. We would anticipate that we may be impacted in future periods on average by a higher frequency of large natural catastrophic events than those experienced in 2002. Such events could have a material adverse impact on our financial position and results of operations.

Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) an interpretation of ARB No. 51 “Consolidated Financial Statements”, in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. As disclosed in Notes 1 and 2 of the combined financial statements contained in Item 8 of this filing, the financial statements at December 31, 2002 are prepared on a combined basis as a result of the fact that Montpelier Re’s and the Company’s bye-laws include certain restrictions relating to the election of directors of Montpelier Re. FIN 46 becomes effective in the first quarter of 2003. The impact of adoption of FIN 46 will be that the Company’s financial statements for the quarter ending March 31, 2003 and for future periods will be presented on a consolidated basis instead of on a combined basis. There is no impact on the Company’s net income or shareholders’ equity as presented in the combined financial statements as a result of the adoption of FIN 46.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We believe that we are principally exposed to three types of market risk: interest rate risk, foreign currency risk and credit risk.

     The use of derivative instruments is expressly prohibited by our investment guidelines, other than the use of forward currency exchange contracts to minimize the impact of exchange rate fluctuations.

     Interest Rate Risk. Our primary market risk exposure is to changes in interest rates. Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of Montpelier Re’s reinsurance liabilities.

     As of December 31, 2002, the impact on our portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.9% or approximately $27.5 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.9% or approximately $27.5 million.

     As of December 31, 2002, we held $225.2 million, or 16.6% of our total invested assets in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

     Interest rate movements also affect the economic value of our long-term debt obligation. The interest rate was variable from the inception of the loan on December 12, 2001 until April 20, 2002. Thereafter, the interest rate was fixed at 2.96% from April 21, 2002 until October 21, 2002 and has been fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. After April 21, 2003, the rate will revert back to a floating rate, unless another fixed rate is agreed upon. The average interest rate for the period from January 1, 2002 until December 31, 2002 was 2.80%.

     Foreign Currency Risk. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets.

     Our functional currency is the United States dollar. The British pound is the functional currency of our wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited (“MMSL”). Accordingly, MMSL’s assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenue and expenses of MMSL are translated at average exchange rates during the year. The effect of translation adjustments at the end of the fiscal year is not included in our combined results of operations but is included in accumulated other comprehensive income, a separate component of shareholders’ equity. On a combined basis, MMSL does not generate material revenue and expenses and, therefore, the effects of changes in exchange rates during the year is not material.

     Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2002, all fixed maturity investments were investment grade.

Currency

     We write a portion of our business and receive premiums in currencies other than United States dollars and may maintain a small portion of our investment portfolio in investments denominated in currencies other than United States dollars. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

Effects of Inflation

     The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for loss and loss adjustment expenses. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

     We do not believe that inflation has had a material effect on our combined results of operations, except insofar as inflation may affect interest rates.

Item 8. Financial Statements and Supplementary Data

     Reference is made to Item 15 (a) of this Report for the Combined Financial Statements of Montpelier Re Holdings Ltd. and the Notes thereto, as well as the Schedules to the Combined Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure for the period since the Company’s incorporation November 14, 2001, until the date of this filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 11. Executive Compensation

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

PART IV

Item 14. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the “Evaluation Date”), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses noted in the Company’s internal controls. As a result, no corrective action with regard to significant deficiencies and material weaknesses was taken.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

The Combined Financial Statements of Montpelier Re Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Combined Financial Statements and are filed as part of this Report.

2. Financial Statement Schedules

The Schedules to the Combined Financial Statements of Montpelier Re Holdings Ltd. are listed in the accompanying Index to Schedules to Combined Financial Statements and are filed as part of this Report.

3. Exhibits (a)

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

3.2	Bye-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and Benfield Group plc, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).

4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.8	Credit Agreement, dated as of December 12, 2001, among the Registrant and Various Financial Institutions, as amended by Amendment Agreement, dated as of December 26, 2001, by Second Amendment Agreement, dated as of June 17, 2002 and by Third Amendment Agreement, dated as of August 1, 2002 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)) and by Fourth Amendment Agreement, dated as of December 11, 2002, filed with this report.

10.9	Share Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.10	Performance Unit Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.11	Standby Letter of Credit Agreement, among the Registrant and Fleet National Bank, dated as of February 26, 2002, filed with this report.

68

Exhibit
Number	Description of Document

10.12	Standby Letter of Credit Agreement, among the Registrant and Barclays Bank PLC, dated as of November 21, 2002, filed with this report.

10.13	Service Agreement, dated as of March 18, 2003, between K. Thomas Kemp and Montpelier Re Holdings Ltd., filed with this report.

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K filed on November 7, 2002, under Items 7 and 9 thereof, relating to the Company’s financial results for the third quarter of 2002.

(2)	Current Report on Form 8-K filed on November 8, 2002, under Item 9 thereof, relating to officer certifications.

(3)	Current Report on Form 8-K filed on December 2, 2002, under Item 5 thereof, relating to the Company’s second tranche investment in Aspen.

(c)	See (a) above

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Hamilton, Bermuda, on the 21st day of March, 2003.

Montpelier Re Holdings Ltd. (Registrant)

By: /s/ Anthony Taylor

Name: Anthony Taylor
Title: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

By: /s/ K. Thomas Kemp

Name: K. Thomas Kemp
Title: Chief Financial Officer
(principal financial officer)

By: /s/ Neil McConachie

Name: Neil McConachie
Title: Financial Controller
(principal accounting officer)

POWER OF ATTORNEY

     Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Anthony Taylor and Thomas Busher, and each of them, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 21st day of March, 2003.

Signature	Title

/s/ John J. Jack Byrne John J. (Jack) Byrne	Chairman

/s/ Anthony Taylor Anthony Taylor	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ K. Thomas Kemp K. Thomas Kemp	Chief Financial Officer and Director (Principal Financial Officer)

/s/ Neil McConachie Neil McConachie	Financial Controller (Principal Accounting Officer)

Signature	Title

/s/ John D. Gillespie John D. Gillespie	Director

/s/ Raymond Barrette Raymond Barrette	Director

/s/ G. Thompson Hutton G. Thompson Hutton	Director

/s/ Raymond M. Salter Raymond M. Salter	Director

/s/ Allan W. Fulkerson Allan W. Fulkerson	Director

Signature	Title

/s/ William Spiegel William Spiegel	Director

/s/ Steven J. Gilbert Steven J. Gilbert	Director

/s/ Kamil M. Salame Kamil M. Salame	Director

CERTIFICATIONS

I, Anthony Taylor, President and Chief Executive Officer of Montpelier Re Holdings Ltd., certify that:

1.     I have reviewed this annual report on Form 10-K of Montpelier Re Holdings Ltd.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its combined subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By: /s/ Anthony Taylor

	Name:	Anthony Taylor
	Title:	President and Chief Executive Officer
(principal executive officer)

I, K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., certify that:

1.     I have reviewed this annual report on Form 10-K of Montpelier Re Holdings Ltd.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its combined subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By: /s/ K. Thomas Kemp

	Name:	K. Thomas Kemp
	Title:	Chief Financial Officer
(principal financial officer)

INDEX TO COMBINED FINANCIAL STATEMENTS

Page

Report of Independent Accountants	F-2
Combined Balance Sheets as at December 31, 2002 and 2001	F-3
Combined Statements of Operations and Comprehensive Income for the year ended December 31, 2002 and for the period from November 14, 2001 to December 31, 2001	F-4
Combined Statements of Shareholders’ Equity for the year ended December 31, 2002 and for the period from November 14, 2001 to December 31, 2001	F-5
Combined Statements of Cash Flows for the year ended December 31, 2002 and for the period from November 14, 2001 to December 31, 2001	F-6
Notes to Combined Financial Statements as at December 31, 2002 and 2001	F-7

REPORT OF INDEPENDENT ACCOUNTANTS

February 26, 2003

To the Board of Directors and Shareholders of Montpelier Re Holdings Ltd.

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. at December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and the period from November 14, 2001 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These combined financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Chartered Accountants Hamilton, Bermuda

MONTPELIER RE HOLDINGS LTD.
COMBINED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except share amounts)

	As at December 31, 2002	As at December 31, 2001

ASSETS
Fixed maturities, at fair value (amortized cost: 2002 - $1,322,256; 2001 - $638,525)	$1,354,845	$640,403
Equity investment, unquoted, at estimated fair value (cost: $60,758)	63,691	—

Total investments	1,418,536	640,403
Cash and cash equivalents, at fair value	162,925	350,606
Unearned premium ceded	3,752	—
Reinsurance premiums receivable	147,208	133
Funds withheld	20,507	—
Deferred acquisition costs	44,881	16
Reinsurance recoverable	16,656	—
Accrued investment income	13,057	1,699
Deferred financing costs	1,325	2,005
Common voting shares subscriptions receivable	—	26,000
Other assets	5,071	936

Total Assets	$1,833,918	$1,021,798

LIABILITIES
Loss and loss adjustment expense reserves	146,115	—
Unearned premium	241,000	142
Reinsurance balances payable	2,448	—
Investment trades pending	34,280	—
Long-term debt	150,000	150,000
Accounts payable, accrued expenses and other liabilities	7,540	10,429
Amount due to affiliates	—	574

Total Liabilities	$581,383	$161,145

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2002; 63,392,600 shares (2001 – 52,440,000)	106	87
Additional paid-in capital	1,126,435	920,306
Accumulated other comprehensive income	35,567	1,878
Retained earnings (accumulated deficit)	90,427	(61,618)

Total Shareholders’ Equity	1,252,535	860,653

Total Liabilities and Shareholders’ Equity	$1,833,918	$1,021,798

The accompanying Notes to the Combined Financial Statements are an
integral part of the Combined Financial Statements.

MONTPELIER RE HOLDINGS LTD.
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of United States Dollars, except share amounts)

		Period from
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31, 2001

REVENUES
Gross premiums written	$607,688	$150
Reinsurance premiums ceded	(41,779)	—

Net premiums written	565,909	150
Change in net unearned premiums	(235,983)	(142)

Net premiums earned	329,926	8
Net investment income	39,748	1,139
Net realized gains on investments	7,716	—
Net foreign exchange gains	1,681	—

Total Revenues	379,071	1,147

EXPENSES
Loss and loss adjustment expenses	133,310	—
Acquisition costs	62,926	1
General and administrative expenses	26,278	1,207
Interest on long-term debt	4,460	236
Fair value of warrants issued	—	61,321

Total Expenses	226,974	62,765

Income (loss) before taxes	152,097	(61,618)

Income tax expense	52	—

NET INCOME (LOSS)	$152,045	$(61,618)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$152,045	$(61,618)
Other comprehensive income	33,689	1,878

Comprehensive income (loss)	$185,734	$(59,740)

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	55,178,150	52,440,000
Diluted	55,457,141	52,440,000
Basic earnings (loss) per common share	$2.76	$(1.18)

Diluted earnings (loss) per common share	$2.74	$(1.18)

The accompanying Notes to the Combined Financial Statements are an
integral part of the Combined Financial Statements.

MONTPELIER RE HOLDINGS LTD.
COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of United States Dollars)

		Period from
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31,2001

Common shares
Balance — beginning of period	$87	$—
Issue of common shares	19	87

Balance — end of period	106	87

Additional paid-in-capital
Balance — beginning of period	920,306	—
Issue of common shares	219,034	873,912
Direct equity offering expenses	(18,300)	(14,927)
Compensation recognized under stock option plan	5,395	—
Fair value of warrants qualifying as equity	—	61,321

Balance — end of period	1,126,435	920,306

Accumulated other comprehensive income
Balance — beginning of period	1,878	—
Net change in currency translation adjustments	47	—
Net change in unrealized gains on investments	33,642	1,878

Balance — end of period	35,567	1,878

Retained earnings (accumulated deficit)
Balance — beginning of period	(61,618)	—
Net income (loss)	152,045	(61,618)

Balance — end of period	90,427	(61,618)

Total Shareholders’ Equity	$1,252,535	$860,653

The accompanying Notes to the Combined Financial Statements are an
integral part of the Combined Financial Statements.

MONTPELIER RE HOLDINGS LTD.
COMBINED STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)

		Period from
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31, 2001

Cash flows provided by (used in) operating activities:
Net income (loss)	$152,045	$(61,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	3,803	(27)
Depreciation	364	—
Compensation recognized under stock option plan	5,395	—
Net realized gains on fixed maturities	(7,716)	—
Amortization of deferred financing costs	680	(2,005)
Net change in currency translation adjustments	47	—
Fair value of warrants issued	—	61,321
Change in:
Unearned premium ceded	(3,752)	—
Reinsurance premiums receivable	(147,075)	(133)
Reinsurance recoverable	(16,656)	—
Funds withheld	(20,507)	—
Accrued investment income	(11,358)	(1,699)
Deferred acquisition costs	(44,865)	(16)
Other assets	(1,387)	(936)
Loss and loss adjustment expense reserves	146,115	—
Unearned premium	240,858	142
Reinsurance balances payable	2,448	—
Accounts payable, accrued expenses and other liabilities	(3,453)	497
Amount due to affiliates	(324)	324
Interest accrued on long-term debt	564	236

Net cash provided by (used in) operating activities	295,226	(3,914)

Cash flows from investing activities:
Purchases of investments	(1,922,773)	(638,498)
Proceeds from sale of investments	1,216,475	—
Purchases of equipment	(3,112)

Net cash used in investing activities	(709,410)	(638,498)

Cash flows provided by financing activities:
Issue of common shares	245,053	848,250
Amount paid to affiliate for overpayment of subscription	(250)	—
Direct equity offering expenses	(18,300)	(5,232)
Issue of long-term debt	—	150,000

Net cash provided by financing activities	226,503	993,018

Increase (decrease) in cash and cash equivalents	(187,681)	350,606

Cash and cash equivalents — Beginning of period	350,606	—

Cash and cash equivalents — End of period	$162,925	$350,606

The accompanying Notes to the Combined Financial Statements are an
integral part of the Combined Financial Statements.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

1.	General

     Montpelier Re Holdings Ltd. (the “Company”) was incorporated under the laws of Bermuda on November 14, 2001. The Company, through its principal operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a provider of global specialty property insurance and reinsurance products. Montpelier Re is incorporated in Bermuda and is registered as a Class 4 insurer under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). The Company’s bye-laws provide that the Board of Directors of Montpelier Re shall consist of persons who first have been elected as designated directors by a resolution in a general meeting of the shareholders of the Company. The Board of Directors of the Company must then vote all shares of Montpelier Re owned by the Company to elect such designated directors as Montpelier Re directors. The bye-law provisions with respect to the removal of directors of Montpelier Re operate similarly.

     Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001, and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered Society with Restricted Liability incorporated on July 25, 2002, has not yet commenced operations. MHB will be the registered holder of certain types of securities, including United States equity securities, purchased as part of the overall Montpelier Re investment portfolio. On December 3, 2002, Montpelier Re established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes.

     In October 2002, the Company completed an initial public offering (“IPO”) of 10,952,600 common shares. The Company’s common shares began trading on the New York Stock Exchange on October 10, 2002. The offering raised approximately $201.2 million in net proceeds, which was contributed to Montpelier Re.

2.	Significant Accounting Policies

Basis of Presentation

     Montpelier Re’s Board of Directors, who are elected as described above, have unilateral authority, except for certain actions that require approval by the Company as sole shareholder, to manage the affairs of Montpelier Re. Accordingly, the accompanying financial statements have been prepared on a combined basis, rather than on a consolidated basis. The combined financial statements include the financial statements of Montpelier Re Holdings Ltd. and its wholly-owned subsidiaries. All significant inter-company balances have been eliminated on combination.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ materially from those estimates.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     Premiums and related costs

     Premiums are recognized as written for the full period of the reinsurance contract as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.

     For excess of loss contracts, written premium is based on the minimum and deposit premium as defined in the contract. Subsequent adjustments to the minimum and deposit premium are recognized in the period they are determined. For pro-rata contracts, written premiums are recognized based on estimates of ultimate premiums from the underlying insurance policies provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, are recorded in the period they are determined.

     Premiums are earned ratably over the term of the reinsurance contract. The portion of the premium related to the unexpired portion of the contract is reflected in unearned premium.

     Premiums receivable are recorded at amounts due less any required provision for doubtful accounts.

     Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written premiums when the loss event occurs, and are earned ratably over the remaining contract risk period.

     Acquisition costs are comprised of ceding commissions, brokerage, premium taxes, profit commission and other expenses that relate directly to the writing of reinsurance contracts and are deferred and amortized over the terms of the related contracts. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premium, anticipated claims expenses and investment income.

     Reinsurance

     For certain pro-rata contracts, including quota share contracts, the subject direct insurance contracts will carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

     Reinsurance recoverable includes the Company’s share of balances due from the underlying third party reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments, based on reports of actual amounts recoverable by ceding companies, are recorded in the period they are determined. In the event that ceding companies are unable to collect amounts due from the underlying third party reinsurers, the Company’s losses will increase. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     Funds Withheld

     Funds held by reinsured companies represent premiums retained by ceding companies for a period in accordance with contractual terms. The Company generally earns investment income on these balances during the period funds are held.

     Loss and Loss Adjustment Expense Reserves

     Loss and loss adjustment expense reserves include estimates of unpaid claims and claims expenses on reported losses as well as an estimate of losses incurred but not reported (“IBNR”). The reserve is based on loss reports on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies, external actuarial determinations as well as management estimates of ultimate losses.

     A significant portion of the Company’s business is property catastrophe and other classes with higher attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the Company’s policies are characterized by high severity and low frequency and other factors which could vary significantly as claims are settled. This limits the volume of industry claims experience available from which to reliably predict ultimate losses following a loss event. In addition, the Company has limited past loss experience due to its short operating history, which increases the inherent uncertainty in estimating ultimate loss levels. The reserve for losses incurred but not reported is estimated by management using industry data, and professional judgment to estimate the ultimate loss to the Company from reinsurance contracts exposed to a loss event. These estimates are subject to a corroborative review by external actuaries, based on loss development patterns determined by reference to the Company’s underwriting practices, the policy form, type of insurance program and industry data. Delays in ceding companies reporting losses to the Company, together with the potential for unforeseen adverse developments, may result in loss and loss adjustment expenses significantly greater or less than the reserve provided at the time of the loss event. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if the loss is a catastrophic event. These estimates are regularly reviewed and updated, as experience develops and new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

     Investments and cash

     Investments in fixed maturities are classified as available for sale and are carried at fair value, based on quoted market prices. The net unrealized appreciation or depreciation on fixed maturities is included in accumulated other comprehensive income.

     Investments in unquoted equity securities are carried at estimated fair value, based on reported net asset values and other information available to management.

     Investments are reviewed to determine if they have sustained an impairment in value that is considered to be other than temporary. The identification of potentially impaired investments involves significant management judgment, which includes the determination of their fair value and the assessment

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

of whether any decline in value is other than temporary. Unrealized depreciation in the value of individual investments, considered by management to be other than temporary, is charged to income in the period it is determined.

     Investments are recorded on a trade date basis. Gains and losses on sales of investments are determined based on the basis of first-in, first-out and are included in investment income when realized.

     Net investment income is stated net of investment management and custody fees. Interest income is recognized when earned and includes the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

     Cash and cash equivalents include amounts held in banks and time deposits with maturities of less than three months from the date of purchase.

     Earnings (Loss) Per Share

     The calculation of basic earnings (loss) per common share is based on the weighted average number of common shares and excludes any dilutive effects of warrants and options. The calculation of diluted earnings (loss) per common share assumes the exercise of all dilutive warrants and options, using the treasury stock method. Warrants and options are considered dilutive when the quoted market value of the Company’s common stock exceeds the strike price of the warrants or options.

     Foreign Currency Translation

     The Company’s functional currency is the United States dollar. Assets and liabilities of foreign operations whose functional currency is not the United States dollar are translated at exchange rates in effect at the balance sheet date. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of translation adjustments for foreign subsidiaries is included in accumulated other comprehensive income.

     Other monetary assets and liabilities denominated in foreign currencies have been translated to United States dollars at the rates of exchange prevailing at the balance sheet date. Income and expense transactions originating in foreign currencies are translated at the average rate of exchange prevailing on the date of the transaction. Gains and losses on foreign currency translation are recognized in income.

     Employee Incentive Plans

     Performance Unit Plan (the “PUP”). Performance units are granted to executive officers and certain other key employees. The ultimate value of these performance units, which vest at the end of three-year performance periods, is dependent upon the Company’s achievement of specific performance targets over the course of the overlapping three-year periods and the market value of the Company’s shares at the date of redemption. Performance units are payable in cash, common stock or a combination of both. The liability is expensed over the vesting period of the performance units granted. The liability is recalculated as the relevant financial results and share price of the Company evolve. Any adjustments are included in income in the period in which they are determined.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     Option Plan. The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation.” Accordingly, the Company recognizes the compensation expense for stock option grants based on the fair value of the award on the date of grant. The compensation expense is recognized over the vesting period of each grant, with a corresponding recognition of the equity expected to be issued in Additional paid-in capital.

     Deferred Compensation Plan. The Company provides a deferred compensation plan (“DCP”) to executive officers and certain other key employees, whereby the individual can elect to defer receipt of compensation by choosing to theoretically transfer compensation to certain investment options, including a phantom share investment option and investment fund options. The DCP would be an unfunded obligation of the Company and would be included within accounts payable, accrued expenses and other liabilities.

     Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) an interpretation of ARB No. 51 “Consolidated Financial Statements”, in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. As disclosed in Notes 1 and 2, the financial statements at December 31, 2002 are prepared on a combined basis as a result of the fact that Montpelier Re’s and the Company’s bye-laws include certain restrictions relating to the election of directors of Montpelier Re. FIN 46 becomes effective in the first quarter of 2003. The impact of adoption of FIN 46 will be that the Company’s financial statements for the quarter ending March 31, 2003 and for future periods will be presented on a consolidated basis instead of on a combined basis. There is no impact on the Company’s net income or shareholders’ equity as presented in these combined financial statements as a result of the adoption of FIN 46.

3.	Investments

     The amortized cost, fair value and related gross unrealized gains and losses on investments are as follows:

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

At December 31, 2002		Gross	Gross
	Cost or Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed Maturities:
U.S. government and agency	$785,312	$18,827	$—	$804,139
Corporate debt securities	312,323	13,177	—	325,500
Mortgage-backed and asset-backed securities	224,621	710	125	225,206

	1,322,256	32,714	125	1,354,845

Equity Investment	60,758	2,933	—	63,691

	$1,383,014	$35,647	$125	$1,418,536

At December 31, 2001		Gross	Gross
	Cost or Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed Maturities:
U.S. government and agency	$638,525	$1,878	$—	$640,403
Corporate debt securities	—	—	—	—
Mortgage-backed and asset-backed securities	—	—	—	—

	$638,525	$1,878	$—	$640,403

     The following table sets forth the composition of the cost or amortized cost of fixed maturities by ratings assigned by rating agencies (e.g. Standard & Poor’s Corporation).

At December 31, 2002
	Amortized
	Cost	%

Ratings
U.S. government and agency	$785,312	59.4%
AAA	272,552	20.6
AA	54,092	4.1
A	201,965	15.3
BBB+	8,335	0.6

	$1,322,256	100.0%

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

At December 31, 2001

	Amortized Cost	%

Ratings
U.S. government and agency	$638,525	100.0%
AAA	—	—
AA	—	—
A	—	—

	$638,525	100.0%

     Liquidity and Interest Rate Risk

     The amortized cost and estimated fair value amounts for fixed maturity investments held at December 31, 2002 are shown by contractual maturity:

	Amortized
	Cost	Fair Value

Due within one year	$94,894	$96,514
Due after one year through five years	886,675	915,231
Due after five years through ten years	116,066	117,894
Mortgage-backed and asset-backed securities	224,621	225,206

	$1,322,256	$1,354,845

     Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

     Proceeds from sales of available for sale securities for the year ended December 31, 2002 were $1,216 million. There were no sales of fixed maturity investments during the period ended December 31, 2001. Gross realized losses did not include any provisions for declines considered to be other than temporary.

     The analysis of net realized gains and the change in net unrealized gains on investments is as follows:

		Period from
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31, 2001

Gross realized gains	$8,828	$—
Gross realized losses	(1,112)	—

Net realized gains on investments	7,716	—
Net unrealized gains	33,642	1,878

Total realized and unrealized gains on investments	$41,358	$1,878

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     The components of net investment income are as follows:

		Period from
		November 14, 2001
	Year Ended	to
	December 31, 2002	December 31, 2001

Interest on fixed maturities	$44,137	$697
Net amortization of premium/discount on fixed maturities	(3,803)	27
Interest on cash and cash equivalents	1,677	491

	42,011	1,215
Net investment expenses (1)	(2,263)	(76)

	$39,748	$1,139

(1)	$2.2 million relates to White Mountains Advisors LLC

     In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit. Letters of credit are issued by a bank at the request of the Company. The Company has made arrangements with Fleet National Bank and Barclay’s Bank PLC for the provision of evergreen standby letters of credit in favor of ceding companies in an amount up to $200.0 million and $100.0 million, respectively, at December 31, 2002. Total letters of credit outstanding at December 31, 2002 were approximately $119.8 million, and are secured by cash and investments of approximately $127.8 million. The Company did not have any letters of credit outstanding at December 31, 2001.

     Equity Investment

     Pursuant to a subscription and shareholders agreement (the “agreement”), the Company invested a total of £40.0 million (or $60.8 million) in the common shares of Aspen Insurance Holdings Limited (“Aspen”) (formerly Exali Reinsurance Holdings Limited), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”) (formerly Wellington Re Limited). At December 31, 2002, Montpelier Re held approximately 7% of Aspen on an undiluted basis and approximately 6% on a fully diluted basis.

     As part of the agreement, the Company has agreed to provide quota share reinsurance to Aspen Re comprising annual assumed premiums to the Company of approximately $60.0 million per year for the underwriting years 2003, 2004 and 2005. These arrangements cover mainly property and casualty risks.

     Aspen is an unquoted investment. The investment is carried at estimated fair value based on reported net asset values and other information available to management, with any unrealized gain or loss included in other comprehensive income as a separate component of shareholders’ equity.

4.	Loss and Loss Adjustment Expense Reserves

     Loss and loss adjustment expense reserves are estimates subject to variability, and the variability could be material in the near term. The variability arises because all events affecting the ultimate settlement of claims have not taken place and may not take place for some time. Variability can be caused by receipt of additional claim information, changes in judicial interpretation of contracts or significant changes in the severity or frequency of claims from historical trends.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

Loss and loss adjustment expense reserve estimates are based on all relevant information available to the Company. Methods of estimation are used which the Company believes produce reasonable results given current information. Management believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within coverages assumed by the Company; however, there can be no assurance that losses will not exceed the Company’s total reserves.

     The Company was incorporated on November 14, 2001 and wrote only one contract during the period ended December 31, 2001. Given the absence of reported loss events during the period, the Company did not establish a loss and loss adjustment expense reserve at December 31, 2001. In the period to December 31, 2001, the Company did not purchase reinsurance.

     Activity in the reserve for loss and loss adjustment expenses is summarized as follows:

		Period from
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31, 2001

Net reserves at January 1	$—	$—
Net losses incurred related to:
Current year	133,310	—
Prior period	—	—

Total net incurred losses	133,310	—
Net paid losses related to:
Current year	4,193	—
Prior period	—	—

Total net paid losses	4,193	—
Effect of foreign exchange movements	342	—

Total net reserves as of December 31	129,459	—
Losses recoverable as of December 31	16,656	—

Total gross reserves as of December 31	$146,115	$—

     The December 31, 2002 balance comprises reserves for reported claims of $37,979 and reserves for claims incurred but not reported of $108,136.

5.	Long-Term Debt

     On incorporation, the Company entered into a three-year term loan agreement with Bank of America, N.A. and a syndicate of commercial banks, with an aggregate borrowing limit of $150 million. As of December 31, 2002 and 2001, the Company had borrowed all $150 million under this facility. The term loan agreement requires that the Company and/or certain of its subsidiaries maintain specific covenants, including maintaining: (i) a ratio of debt to total capital of no greater than 30%; (ii) a tangible net worth equal to at least the sum of: (x) $525 million; (y) 50% of positive net income (with no reduction for net losses); and (z) 50% of any net proceeds, minus certain dividends; and (iii) the ratio of aggregate statutory net premiums to the net worth of all of the Company’s insurance subsidiaries at a level of no greater than 1:5 to 1 at the end of any fiscal quarter.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

These covenants also restrict the Company’s other borrowings, the ability to merge, consolidate, make acquisitions, sell any assets or assign any receivables, create liens on any assets, make certain capital expenditures and to hold margin stock. In addition, a change of control of the Company or final judgments against the Company which exceeds $5 million (excluding any portion thereof which will likely be recovered through insurance) each constitute an event of default. The Company has been in compliance with all covenants throughout the year and is in compliance at December 31, 2002.

     Under this facility, the Company may not pay dividends to shareholders until April 1, 2003. After this date, the Company may only pay dividends up to an amount equal to 50% of net income in any quarter, excluding all extraordinary gains and losses. If dividends in excess of this amount are paid, the Company is required to reduce the term loan facility by an amount equal to at least 43% of the excess payment.

     No principal payments are required on the loan prior to its final maturity date of December 12, 2004. The loan bears interest on the outstanding principal at a rate equal to various base rates plus a margin of between 50 and 125 basis points, depending on certain conditions. The interest rate was variable from inception of the loan until April 20, 2002. Thereafter, the interest rate was fixed at 2.96% from April 21, 2002 until October 21, 2002 and has been fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. After April 21, 2003, the rate reverts back to a floating rate, unless another fixed rate is agreed upon. At December 31, 2002 and 2001, the Company accrued interest expense of $800 and $236 respectively, at an average interest rate of 2.80% and 2.99%, respectively. The Company paid interest of $3,457 for the year ended December 31, 2002 and did not pay any interest during the period ended December 31, 2001.

6.	Related Party Transactions

     White Mountains Insurance Group and Benfield Holdings Limited sponsored the formation of the Company in 2001, and invested $180.0 million and $25.0 million, respectively in the initial private placement. Certain officers and directors of White Mountains also invested in the Company and some of these individuals also serve as officers and directors of the Company. In addition, White Mountains and Benfield Holdings Limited were granted warrants entitling them to purchase 4,781,571.7 common shares and 2,390,785.8 common shares, respectively. In connection with the Company’s formation in 2001, White Mountains and Benfield established a trust in Bermuda to fund start-up expenses. After the Company’s formation and funding, White Mountains and Benfield were reimbursed $400 each for the amounts they had contributed to the trust. Included in Amount due to affiliates at December 31, 2001 is $324 due to White Mountains and Benfield for reimbursement of these funds. In addition, the Company paid Benfield Advisory Services, an affiliate of Benfield, advisory fees of $3,300 during the period ended December 31, 2001 in connection with the formation of the Company. These expenses are included as Direct equity offering expenses within Additional paid-in-capital at December 31, 2001. Described below are some of the transactions the Company has entered into with related parties. The Company believes that each of the transactions described below was on terms no less favorable than could have been obtained from unrelated parties.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     The Company’s Chairman is also the Chairman of the Board of Directors of White Mountains Insurance Group, who beneficially owns 22.9% and 29.7% of the Company at December 31, 2002 and 2001, respectively. The Chief Financial Officer is also a Director of White Mountains Insurance Group and a director of Amlin, one of the Company’s qualifying quota share cedents.

     Four directors, including the Company’s Chairman, are employed by White Mountains Insurance Group.

     The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. This agreement may be terminated by either party upon 30 days written notice. The Company’s Chairman of the Finance Committee of the Board is also a Managing Director of OneBeacon Insurance Group LLC, Deputy Chairman of the Board of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is either general manager or investment manager of various funds which own less than 5% of the Company. The Company pays investment fees based on the month-end market values held under custody. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are included in net investment income. The Company incurred an average fee of 0.19% and 0.20% for the periods ended December 31, 2002 and 2001, respectively. For the periods ended December 31, 2002 and 2001, the Company expensed investment management fees of approximately $2.1 million and $76, respectively, and has recorded an amount payable for these services of $630 and $74, respectively.

     For the periods ended December 31, 2002 and 2001, consulting fees of $95 and $75, respectively, were paid to two officers of the Company for services related to the incorporation of the Company.

     In January 2002, the Company entered into an agreement with Remetrics, a subsidiary of Benfield, for the provision of certain risk management services. As a result of this agreement, the Company paid approximately £589 (or $879) for risk management services during the year ended December 31, 2002. This agreement is no longer in place at December 31, 2002.

     In addition, in the ordinary course of business, the Company has entered into four reinsurance agreements with OneBeacon Insurance Group during the year ended December 31, 2002. The Company will receive $728 in aggregate annual premiums from these contracts.

     In addition, the Company pays brokerage commissions to Benfield Greig Limited, a subsidiary of Benfield Holdings Limited, on business brought in by Benfield Greig Limited. These commissions are consistent with commissions paid to other brokers in the ordinary course of business and totaled $6.8 million for the year ended December 31, 2002.

     Included in Amount due to affiliates at December 31, 2001 is $250 due to a shareholder for an overpaid subscription payment.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

7.	Common Voting Shares Subscriptions Receivable

     At December 31, 2001, $26,000 of subscriptions for common shares was due from shareholders. On January 3, 2002, payment of the outstanding amount was received in full.

8.	Shareholders’ Equity

     Authorized and Issued

     At December 31, 2002 and 2001, the total authorized common voting shares of the Company were 1,200,000,000, with a par value of 1/6 cent each.

     At December 31, 2002 and 2001, the total issued and outstanding shares of the Company were 63,392,600 and 52,440,000, respectively, with a par value of 1/6 cent each. The holders of common voting shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.5 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.5 percent. There are various restrictions on the ability of certain shareholders to dispose of their shares.

     In the period to December 31, 2001, the Company received cash of $848,000 in respect of subscriptions of common shares. On January 3, 2002, payment of the remaining outstanding subscriptions totaling $26,000 was received from shareholders. All issued and outstanding common voting shares were fully paid at December 31, 2002.

     On September 20, 2002, the Board of Directors of the Company authorized a six-for-one share split of the Company’s common shares. The share split has been reflected in the December 31, 2001 comparative financial information, and all applicable references as to the number of common shares, common share equivalents, including exercise prices where applicable, and per share information have been represented.

     On October 15, 2002, the Company completed an initial public offering (“IPO”) and issued 10,952,600 common shares for proceeds, net of fees, discounts and commissions of approximately $201.2 million. The Company’s common shares began trading on the New York Stock Exchange on October 10, 2002. Costs associated with the sale of the shares, totaling approximately $18.3 million, were deducted from the related proceeds. The net amount received in excess of common share par value was recorded in Additional paid-in capital.

     Warrants

     The Company’s founders provided their insurance industry expertise, resources and relationships during the fourth quarter of 2001 to ensure that the Company would be fully operational with key management in place in time for the January 2002 renewal season. In consideration for the founders’ position and commitment, the Company issued warrants to the founding shareholders to purchase, in the aggregate, up to 7,319,160.1 common shares. Warrants will expire either five or ten years from the date of issue depending on the grant terms, and will be exercisable at a price per share of $16.67, equal to the price per share paid by investors in the initial private offering.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     The warrant contracts may be settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrants were initially measured at an aggregate fair value of $61,321 and reported as an expense and an addition to Additional paid-in-capital for the period ended December 31, 2001.

     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, of approximately 30.0%, was derived from the historical volatility of the share price of a range of publicly-traded Bermuda reinsurance companies of a similar business nature to the Company. No allowance was made for any potential liquidity associated with the private trading of the Company’s shares. The other assumptions used for grants in 2001 were as follows: risk free interest rate of 4.5%, expected life of five or ten years as appropriate, and a dividend yield of nil%.

     Dividends

     The Company did not declare any dividends for the periods ended December 31, 2002 and 2001.

9.	Segment Reporting

     Management has determined that the Company operates in one segment only. The Company focuses on writing global specialty property and other classes of insurance and reinsurance business. During the period ended December 31, 2001, the Company wrote one specialty reinsurance policy with a premium of $150. This policy was for worldwide risks.

     The following table sets forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the year ended December 31, 2002:

Gross Premiums Written by Line

	Year Ended
	December 31, 2002

	($ in millions)
Property Specialty	$230.3	37.9%
Property Catastrophe	141.4	23.3
Qualifying Quota Share	171.7	28.2
Other Specialty	64.3	10.6

Total	$607.7	100.0%

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

Gross Premiums Written by Geographic Area of Risk Insured

	Year Ended
	December 31, 2002

	($ in millions)
Worldwide (1)	$306.4	50.4%
USA and Canada	207.4	34.1
Japan	23.3	3.8
Western Europe, excluding the United Kingdom and Ireland	17.8	2.9
United Kingdom and Ireland	11.8	1.9
Worldwide, excluding USA and Canada (2)	11.4	1.9
Other (1.5% or less)	29.6	5.0

Total	$607.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

     The Qualifying Quota Share contracts and substantial amounts of other lines of business are world-wide in nature, with the majority of business related to North America and Europe.

     In the year ended December 31, 2002, 85% of gross written premium was produced by four brokers as follows: Benfield Greig Limited $180.5 million; Willis Group $140.2 million; Guy Carpenter $107.3 million; and Aon Re $90.4 million.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

10.	Earnings (Loss) Per Share

     The reconciliation of basic and diluted earnings (loss) per share is as follows:

		Period from
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31, 2001

Basic earnings per common share:
Net income (loss) available to common shareholders	$152,045	$(61,618)
Weighted average common shares outstanding - Basic	55,178,150	52,440,000

Basic earnings (loss) per common share	$2.76	$(1.18)

Diluted earnings per common share:
Net income (loss) available to common shareholders	$152,045	$(61,618)
Weighted average common shares outstanding - Basic	55,178,150	52,440,000
Dilutive effect of Warrants	263,070	—
Dilutive effect of Share Options	15,921	—

Weighted average common and common equivalent shares outstanding - Diluted	55,457,141	52,440,000

Diluted earnings (loss) per common and common equivalent share	$2.74	$(1.18)

     There were no dilutive securities at December 31, 2001.

11.	Commitments and Contingencies

     Letters of Credit

     In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide an evergreen letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. The Company has made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $200.0 million. Letters of credit outstanding under this facility at December 31, 2002 were approximately $99.9 million (£62.1 million) and have been secured by investments of approximately $107.5 million.

     In addition, as of December 31, 2002, the Company made arrangements with Barclay’s Bank PLC for the provision of an additional evergreen letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $100 million. Letters of credit outstanding under this facility at December 31, 2002 were approximately $19.9 million and are secured by cash of approximately $20.3 million.

     There were no letters of credit outstanding at December 31, 2001.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     Lease Commitments

     The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates. The Company has also entered into operating leases for office equipment and furniture. Future minimum annual commitments under existing leases are expected to be as follows: 2003-$427; 2004-$412; 2005-$396; 2006-$107; and 2007-$107.

     Concentration of Credit Risk

     The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

     Credit Facilities

     On December 12, 2001, the Company obtained a $50,000 revolving loan facility from a syndicate of lenders, with the Company and its subsidiaries as borrowers and guarantors. The facility is for general corporate purposes, and requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a tangible net worth covenant and a maximum leverage covenant. At December 31, 2002 and 2001, no amounts had been drawn down under this facility.

12.	Employee Incentive Plans

     Long-Term Incentive Plan (“LTIP”)

     On January 8, 2002, the Company adopted a Long-Term Incentive Plan (the “LTIP’’). Pursuant to the terms of the LTIP, at the discretion of the Compensation Committee of the Board of Directors (the “Committee’’), various types of share-based incentive awards, including phantom performance shares, performance units and options to acquire common shares, may be granted to executive officers, and certain other principal employees.

     Performance Unit Plan (the “PUP’’)

     The PUP is the Company’s primary executive long-term incentive scheme. Pursuant to the terms of the PUP, at the discretion of the Compensation Committee of the Board of the Directors (the “Committee”), performance units may be granted to executive officers and certain other key employees. Performance units entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and can be denominated in common shares at market value and are payable in cash, common shares or a combination thereof at the discretion of the Committee.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     For the 2002-2004 cycle, the current performance target for a 100% harvest of value of the units granted is an average combined ratio of 70% for the financial years 2002, 2003, and 2004. The target for a maximum harvest of 200% of the value of the units granted is a combined ratio of 50% or less. A combined ratio of 95% or more will result in a harvest of nil. Straight line interpolation is used between these points. Determination of actual performance and amount of payment is at the sole discretion of the Committee.

     A total of 936,000 performance units are authorized under the PUP at December 31, 2002 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply). On January 8, 2002, the Committee approved the grant of up to 312,000 performance units for the three year performance period covering financial years 2002, 2003 and 2004. The Company granted 264,390 and Nil performance units for the periods ended December 31, 2002 and 2001, respectively. The Company accrues the projected value of these units and expenses the value in the income statement over the course of each three-year performance period. The accrual is based on the number of units granted, the share price at December 31, 2002, and an assumption of a 100% harvest ratio. The Company recalculates their liability under the PUP as the Company’s financial results evolve, and the share price changes, and reflects such adjustments in the income statement in the period in which they are determined. The associated accrual for the performance unit expense was $2,538 and $Nil for the periods ended December 31, 2002 and 2001, respectively. 47,610 performance units in the 2002-2004 performance cycles have not been granted, and may be granted in future periods.

     Option Plan

     Under the option plan, options expire ten years after the award date, and are subject to various vesting periods. Options granted under the option plan may be exercised for common shares upon vesting. A total of 2,550,000 were issued under the plan for the year ended December 31, 2002, which represents the maximum number of common shares that may be issued under the option plan under current Committee approvals. There were no options issued or outstanding for the period ended December 31, 2001.

     A summary of options issued and outstanding for the year ended December 31, 2002 is as follows:

	Options for	Average
	Common	Exercise
	Shares	Price

Balance at January 1, 2002	—	—
Options granted	2,550,000	$18.08
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Balance at December 31, 2002	2,550,000	$18.08

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

     The following table summarizes the range of exercise prices for outstanding options at December 31, 2002:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$16.67	510,000	9.00 years	$16.67	510,000	$16.67
$17.50	637,500	9.15 years	$17.50	—	—
$18.33	637,500	9.15 years	$18.33	—	—
$19.17	637,500	9.15 years	$19.17	—	—
$20.00	127,500	9.75 years	$20.00

	2,550,000			510,000	$16.67

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

     The weighted average fair value of options granted during 2002 is detailed below:

			Assumption of
	Options		Expected Life at	Fair Value on
Exercise Prices	Outstanding	Vesting Date	Date of Grant	Date of Grant

$16.67	510,000	December 31, 2002	3 years	$2,116
$17.50	510,000	December 31, 2003	4 years	2,384
$17.50	127,500	September 30, 2003	3 years	636
$18.33	510,000	December 31, 2004	5 years	2,639
$18.33	127,500	September 30, 2004	4 years	707
$19.17	510,000	December 31, 2005	6 years	2,885
$19.17	127,500	September 30, 2005	5 years	776
$20.00	127,500	September 30, 2006	6 years	842

	2,550,000			$12,985

     A compensation expense of $5,395 was recorded in general and administrative expenses for the year ended December 31, 2002, with a corresponding increase to Additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period.

     Deferred Compensation Plan (“DCP’’)

     The DCP gives executive officers the ability to defer receipt of executive compensation, including performance unit payouts, at no cost to the Company. Under the DCP, various investment options are available including a phantom Company share tracking option, a fixed income investment option and an equity fund investment option. The DCP would be a non-funded general obligation of the Company.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

13.	Taxation

     Bermuda

     The Company has received an undertaking from the Bermuda government exempting it from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

     United States

     The Company does not consider itself to be engaged in trade or business in the United States and, accordingly, does not expect to be subject to United States taxation.

     Other

     MMSL is subject to the taxation laws of the United Kingdom and has accrued the estimated tax expense for the year ended December 31, 2002.

14.	Statutory Requirements

     Montpelier Re is registered under The Act. Under the Act, Montpelier Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return annually. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. To satisfy these requirements, Montpelier Re was required to maintain a minimum level of statutory capital and surplus of $282.9 million and $100.0 million at December 31, 2002 and 2001, respectively. Montpelier Re’s statutory capital and surplus was $1.3 billion and $980.1 million at December 31, 2002 and 2001, respectively, of which $1.2 billion and $980.7 million respectively, is fully paid up share capital.

     The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by Montpelier Re to the Company, without such notification, was $151.4 million and $39 at December 31, 2002 and 2001, respectively.

     Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for both periods ended December 31, 2002 and 2001.

MONTPELIER RE HOLDINGS LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Expressed in thousands of United States Dollars, except per share amounts or as where otherwise described)

15.	Unaudited Quarterly Financial Data (1)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Period Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2002	2002	2002	2002 (3)	2001 (2)

Gross premiums written	$203,679	$136,339	$193,736	$73,934	$150
Net premiums written	$189,359	$131,811	$172,875	$71,864	$150
Net premiums earned	$36,611	$81,434	$106,496	$105,385	$8
Net investment income	7,633	11,322	10,040	10,753	1,139
Net realized gains on investments	484	1,013	4,005	2,214	—
Net foreign exchange gains (losses)	—	—	2,505	(824)	—
Total revenues	44,728	93,769	123,046	117,528	1,147
Loss and loss adjustment expenses	14,367	38,975	69,031	10,937	—
Acquisition costs	6,467	14,707	20,404	21,348	1
General & administrative expenses	4,240	5,873	5,843	10,322	1,207
Interest on long-term debt	995	1,118	1,155	1,192	236
Fair value of warrants issued	—	—	—	—	61,321
Total expenses	26,069	60,673	96,433	43,799	62,765
Income (loss) before taxes	18,659	33,096	26,613	73,729	(61,618)
Income tax expense	—	—	50	2	—
Net income (loss)	$18,659	33,096	$26,563	$73,727	(61,618)
Basic earnings (loss) per common share	$0.36	$0.63	$0.51	$1.16	$(1.18)
Diluted earnings (loss) per common share	$0.36	$0.63	$0.50	$1.11	$(1.18)
Weighted average shares – basic	52,440,000	52,440,000	52,440,000	63,392,600	52,440,000
Weighted average shares – diluted	52,440,000	52,603,995	53,129,393	66,629,482	52,440,000
Loss ratio	39.2%	47.9%	64.8%	10.4%	n/a
Expense ratio	29.3%	25.3%	24.7%	30.0%	n/a
Combined ratio	68.5%	73.2%	89.5%	40.4%	n/a

(1)	As the Company was incorporated November 14, 2001, only one period of information is available for the period ended December 31, 2001.

(2)	The financial information for this period reflects the Company’s results from November 14, 2001, the date of incorporation, to December 31, 2001.

(3)	The Company completed their IPO during the fourth quarter of 2002.

Note: Other Schedules have been omitted as they are not applicable to the Company.

MONTPELIER RE HOLDINGS LTD.

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Shareholders of
Montpelier Re Holdings Ltd.

Our audits of the combined financial statements referred to in our report dated February 26, 2003, appearing on page F-2 in this Form 10-K also included an audit of the financial statement schedules I, II, III and IV. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.

/s/ PricewaterhouseCoopers
Chartered Accountants
Hamilton, Bermuda
February 26, 2003

MONTPELIER RE HOLDINGS LTD.
SCHEDULE I
 Combined Summary of Investments
Other than Investments in Related Parties

As at December 31, 2002
(expressed in thousands of United States dollars)

	Cost or Amortized	Estimated Fair	Amount shown in the
Type of Investment	Cost	Value	Balance Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and agency	$785,312	804,139	$804,139
Corporate debt securities	312,323	325,500	325,500
Mortgage-backed securities	224,621	225,206	225,206

Total Fixed Maturities	1,322,256	1,354,845	1,354,845
Equity Investment:	60,758	63,691	63,691

Total Investments	$1,383,014	1,418,536	$1,418,536

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed financial information of Registrant
Condensed balance sheets – parent company only

(expressed in thousands of United States dollars)

	December 31,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents, at fair value	$5,418	$10,183
Investment in combined subsidiaries, on an equity basis	1,353,973	982,645
Common voting shares subscriptions receivable	—	26,000
Other assets	8,449	2,330

Total Assets	$1,367,840	$1,021,158

LIABILITIES
Accounts payable and accrued liabilities	$872	$10,505
Long-term debt	150,000	150,000

Total Liabilities	$150,872	$160,505

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2002; 63,392,600 shares (2001 – 52,440,000)	$106	$87
Additional paid-in capital	1,126,435	920,306
Accumulated other comprehensive income	—	1,878
Retained earnings (accumulated deficit)	90,427	(61,618)

Total Shareholders’ Equity	1,216,968	860,653

Total Liabilities and Shareholders’ Equity	$1,367,840	$1,021,158

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed financial information of Registrant
Statement of Operations – Parent company only

(expressed in thousands of United States dollars)

		Period from
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31, 2001

REVENUES
Equity in net earnings of subsidiaries	$151,487	$39
Management fee from subsidiary	8,000	—
Net investment income	165	43

Total Revenue	159,652	82

EXPENSES
Interest on long-term loan	4,460	—
Fair value of warrants issued	—	61,321
Other expenses	3,147	379

Total Expenses	7,607	61,700

NET INCOME (LOSS)	$152,045	$(61,618)

Accumulated Deficit – Beginning of period	(61,618)	—

Retained Earnings (accumulated deficit) – End of period	$90,427	$(61,618)

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed financial information of Registrant
Statements of Cash Flows – Parent company only

(expressed in thousands of United States dollars)

		Period from
	Year Ended	November 14, 2001 to
	December 31, 2002	December 31, 2001

Cash flows used in operating activities:
Net income (loss)	$152,045	$(61,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net earnings (loss) of subsidiaries	(151,487)	(39)
Compensation recognized under stock option plan	5,395	—
Fair value of warrants issued	—	61,321
Other assets and liabilities	(14,938)	(1,771)
Interest accrued on long-term debt	(564)	—

Net cash used in operating activities	(9,549)	(2,107)

Cash flows from investing activity:
Net Capital contribution to subsidiary	(221,719)	(980,728)

Net cash used in investing activity	(221,719)	(980,728)

Cash flows provided by financing activities:
Issue of common shares	245,053	843,018
Amount paid to affiliate for overpayment of subscription	(250)	—
Direct equity offering expenses	(18,300)	—
Issue of long-term debt	—	150,000

Net cash provided by financing activities	226,503	993,018

Increase (decrease) in cash and cash equivalents	(4,765)	10,183

Cash and cash equivalents — Beginning of period	10,183	—

Cash and cash equivalents — End of period	$5,418	$10,183

MONTPELIER RE HOLDINGS LTD.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION

As at and for the Periods Ended December 31, 2002 and 2001
(expressed in thousands of United States dollars)

Future
		Policy				Net Benefits,	Amortization
	Deferred	benefits,				claims, losses	of Deferred
	Policy	losses, claims		Net	Net	and	Policy	Other	Gross
	Acquisition	and loss	Unearned	Premiums	Investment	settlement	Acquisition	Operating	Premiums
	Costs	expenses	Premiums	Earned	Income	expenses	Costs	Expenses	Written

2002 - Property and Casualty	$44,881	$146,115	$241,000	$329,926	$39,748	$133,310	$62,926	$26,278	$607,688
2001 - Property and Casualty	$16	$0	$142	$8	$1,139	$0	$1	$1,207	$150

Notes:

1.	There are no material comparative figures as the Company did not commence operations until December 16, 2001.

MONTPELIER RE HOLDINGS LTD.
SCHEDULE IV
REINSURANCE

As at and for the Periods Ended December 31, 2002 and 2001
(expressed in thousands of United States dollars)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other		Amount Assumed
	Amount	Companies	Companies	Net Amount	to Net

2002 - Property and Casualty	$76,100	$41,779	$531,588	$565,909	94%
2001 - Property and Casualty	$—	$—	$150	$150	100%

Notes:

1.	There are no material comparative figures as the Company did not commence operations until December 16, 2001.