Form 10-Q
period 2003-03-31
MONTPELIER RE HOLDINGS LTD
filed 2003-05-05
CIK 1165880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                   COMMISSION FILE NUMBER: 001-31468

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

     As of May 5, 2003, the Registrant had 63,392,600 common voting shares outstanding, with a par value of 1/6 cent per share.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MONTPELIER RE HOLDINGS LTD.

                               INDEX TO FORM 10-Q

PART I   FINANCIAL INFORMATION.......................................    1
Item 1.  Financial Statements........................................    1
         Consolidated Balance Sheets as at March 31, 2003 (Unaudited)
         and December 31, 2002.......................................    1
         Consolidated Statements of Operations and Comprehensive
         Income for the Three Months Ended March 31, 2003 and 2002
         (Unaudited).................................................    2
         Consolidated Statements of Shareholders' Equity for the
         Three Months Ended March 31, 2003 and 2002 (Unaudited)......    3
         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2003 and 2002 (Unaudited)...................    4
         Notes to Consolidated Financial Statements..................    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   24
Item 4.  Controls and Procedures.....................................   26

PART II  OTHER INFORMATION...........................................   27
Item 1.  Legal Proceedings...........................................   27
Item 4.  Submission of Matters to a Vote of Security Holders.........   27
Item 5.  Other Information...........................................   27
Item 6.  Exhibits and Reports on Form 8-K............................   28
SIGNATURES...........................................................   30
CERTIFICATIONS.......................................................   31

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MONTPELIER RE HOLDINGS LTD.
                          CONSOLIDATED BALANCE SHEETS
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                  AS AT              AS AT
                                                              MARCH 31, 2003   DECEMBER 31, 2002
                                                              --------------   -----------------
                                                               (UNAUDITED)         (AUDITED)
ASSETS
Fixed maturities, at fair value (amortized cost:
  2003 -- $1,535,755; 2002 -- $1,322,256)...................    $1,567,483        $1,354,845
Equity investment, unquoted, at estimated fair value (cost:
  $60,758)..................................................        63,691            63,691
                                                                ----------        ----------
TOTAL INVESTMENTS...........................................     1,631,174         1,418,536
Cash and cash equivalents, at fair value....................       106,982           162,925
Unearned premium ceded......................................        31,123             3,752
Reinsurance premiums receivable.............................       277,407           147,208
Funds withheld..............................................         1,555            20,507
Deferred acquisition costs..................................        69,931            44,881
Reinsurance recoverable.....................................        16,316            16,656
Accrued investment income...................................        14,298            13,057
Deferred financing costs....................................         1,155             1,325
Other assets................................................         4,547             5,071
                                                                ----------        ----------
     Total Assets...........................................    $2,154,488        $1,833,918
                                                                ==========        ==========
LIABILITIES
Loss and loss adjustment expense reserves...................       183,621           146,115
Unearned premium............................................       415,730           241,000
Reinsurance balances payable................................        11,419             2,448
Investment trades pending...................................        30,000            34,280
Long-term debt..............................................       150,000           150,000
Accounts payable, accrued expenses and other liabilities....         7,145             7,540
                                                                ----------        ----------
     Total Liabilities......................................    $  797,915        $  581,383
                                                                ==========        ==========
SHAREHOLDERS' EQUITY
Common voting shares: 1/6 cent par value; authorized
  1,200,000,000 shares; issued and outstanding 63,392,600
  shares....................................................           106               106
Additional paid-in capital..................................     1,127,498         1,126,435
Accumulated other comprehensive income......................        34,701            35,567
Retained earnings...........................................       194,268            90,427
                                                                ----------        ----------
     Total Shareholders' Equity.............................     1,356,573         1,252,535
                                                                ----------        ----------
     Total Liabilities and Shareholders' Equity.............    $2,154,488        $1,833,918
                                                                ==========        ==========

     The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                          MONTPELIER RE HOLDINGS LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                 2003          2002
                                                              -----------   -----------
                                                                     (UNAUDITED)
REVENUES
  Gross premiums written....................................  $   366,563   $   203,679
  Reinsurance premiums ceded................................      (34,267)      (14,320)
                                                              -----------   -----------
  Net premiums written......................................      332,296       189,359
  Change in net unearned premiums...........................     (147,641)     (152,748)
                                                              -----------   -----------
  Net premiums earned.......................................      184,655        36,611
  Net investment income.....................................       11,684         7,633
  Net realized gains on investments.........................        4,681           484
  Net foreign exchange gains................................        1,359            --
                                                              -----------   -----------
  Total Revenues............................................      202,379        44,728
EXPENSES
  Loss and loss adjustment expenses.........................       47,690        14,367
  Acquisition costs.........................................       40,998         6,467
  General and administrative expenses.......................        8,884         4,240
  Interest on long-term debt................................          965           995
                                                              -----------   -----------
  Total Expenses............................................       98,537        26,069
                                                              -----------   -----------
INCOME BEFORE TAXES.........................................      103,842        18,659
Income tax expense..........................................            1            --
                                                              -----------   -----------
NET INCOME..................................................  $   103,841   $    18,659
                                                              ===========   ===========
COMPREHENSIVE INCOME
  Net income................................................  $   103,841   $    18,659
  Other comprehensive loss..................................         (866)      (13,592)
                                                              -----------   -----------
  Comprehensive income......................................  $   102,975   $     5,067
                                                              ===========   ===========
PER SHARE DATA
  Weighted average number of common and common equivalent
     shares outstanding:
     Basic..................................................   63,392,600    52,440,000
     Diluted................................................   66,479,220    52,440,000
  Basic earnings per common share...........................  $      1.64   $      0.36
                                                              ===========   ===========
  Diluted earnings per common share.........................  $      1.56   $      0.36
                                                              ===========   ===========

     The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                          MONTPELIER RE HOLDINGS LTD.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                 2003        2002
                                                              ----------   --------
                                                                   (UNAUDITED)
COMMON VOTING SHARES
     Balance -- beginning and end of period.................  $      106   $     87
                                                              ----------   --------
ADDITIONAL PAID-IN-CAPITAL
  Balance -- beginning of period............................   1,126,435    920,306
  Direct equity offering expenses...........................          --        (61)
  Compensation recognized under stock option plan...........       1,063      1,227
                                                              ----------   --------
     Balance -- end of period...............................   1,127,498    921,472
                                                              ----------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance -- beginning of period............................      35,567      1,878
  Net change in currency translation adjustments............          (6)        --
  Net change in unrealized losses on investments............        (860)   (13,592)
                                                              ----------   --------
     Balance -- end of period...............................      34,701    (11,714)
                                                              ----------   --------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Balance -- beginning of period............................      90,427    (61,618)
  Net income................................................     103,841     18,659
                                                              ----------   --------
     Balance -- end of period...............................     194,268    (42,959)
                                                              ----------   --------
TOTAL SHAREHOLDERS' EQUITY..................................  $1,356,573   $866,886
                                                              ==========   ========

     The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                          MONTPELIER RE HOLDINGS LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
Cash flows provided by operating activities:
  Net income................................................  $ 103,841   $  18,659
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Accretion (amortization) of premium/(discount) on fixed
      maturities............................................      2,678         874
     Depreciation...........................................        206          30
     Compensation recognized under stock option plan........      1,063       1,227
     Net realized gains on fixed maturities.................     (4,681)       (484)
     Amortization of deferred financing costs...............        170         171
     Net change in currency translation adjustments.........         (6)         --
  Change in:
     Unearned premium ceded.................................    (27,371)    (13,002)
     Reinsurance premiums receivable........................   (130,199)   (119,656)
     Funds withheld.........................................     18,952          --
     Deferred acquisition costs.............................    (25,050)    (26,074)
     Reinsurance recoverable................................        340        (644)
     Accrued investment income..............................     (1,241)     (7,068)
     Other assets...........................................        445         (40)
     Loss and loss adjustment expense reserves..............     37,506      15,011
     Unearned premium.......................................    174,730     165,750
     Reinsurance balances payable...........................      8,971          --
     Accounts payable, accrued expenses and other
      liabilities...........................................       (340)      1,317
     Amount due to affiliates...............................         --        (324)
     Interest accrued on long-term debt.....................        (55)        (93)
                                                              ---------   ---------
  Net cash provided by operating activities.................    159,959      35,654
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of investments..................................   (603,651)   (282,842)
  Proceeds from sale and maturity of investments............    387,875          --
  Purchases of equipment....................................       (126)         --
                                                              ---------   ---------
  Net cash used in investing activities.....................   (215,902)   (282,842)
                                                              ---------   ---------
Cash flows provided by financing activities:
  Issue of common shares....................................         --      26,000
  Amount paid to affiliate for overpayment of
     subscription...........................................         --        (250)
  Direct equity offering expenses...........................         --      (9,660)
                                                              ---------   ---------
  Net cash provided by financing activities.................         --      16,090
                                                              ---------   ---------
  Decrease in cash and cash equivalents.....................    (55,943)   (231,098)
  Cash and cash equivalents -- Beginning of period..........    162,925     350,606
                                                              ---------   ---------
  Cash and cash equivalents -- End of period................  $ 106,982   $ 119,508
                                                              =========   =========

     The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                          MONTPELIER RE HOLDINGS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
             EXCEPT SHARE AMOUNTS OR AS WHERE OTHERWISE DESCRIBED)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND CONSOLIDATION

     These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the "Company") and its wholly-owned operating subsidiary Montpelier Reinsurance Ltd. ("Montpelier Re"). Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited ("MMSL") and Montpelier Holdings (Barbados) SRL ("MHB"). MMSL provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered Society with Restricted Liability, has not yet commenced operations. MHB will be the registered holder of certain types of securities, including United States equity securities, purchased as part of the overall Montpelier Re investment portfolio. On December 3, 2002, Montpelier Re established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes.

     The Company, through Montpelier Re, is a provider of global specialty property insurance and reinsurance products.

     The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company's financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of the operations and cash flows for the full fiscal year or subsequent quarters. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  SECURITIES LENDING

     During the first quarter of 2003, the Company entered into a Securities Lending Agreement to participate in a program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral is required at a rate of 102-105% of the market value of the loaned securities, depending on the type of collateral used. The Company does not have any securities on loan at March 31, 2003.

3.  REINSURANCE

     For certain pro-rata contracts, including quota share contracts, the subject direct insurance contracts will carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded. In addition, during the three months ended March 31, 2003, the Company purchased retrocessional protection on

                          MONTPELIER RE HOLDINGS LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

its own account for the direct insurance and facultative reinsurance programs on an "any one risk" basis to limit the Company's exposure from losses at one location.

     Reinsurance recoverable includes the Company's share of balances due from the underlying third party reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments, are recorded in the period they are determined. The earned reinsurance premiums ceded were $6.9 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. Total recoveries netted against loss and loss adjustment expenses was $(0.3) million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.

     The Company remains liable in the event that ceding companies, and the Company, are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. There are no such provisions recorded at March 31, 2003 or 2002.

4.  RECENT ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") an interpretation of ARB No. 51 "Consolidated Financial Statements" in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. The financial statements included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 were prepared on a combined basis as a result of the fact that Montpelier Re's and the Company's bye-laws include certain restrictions relating to the election of directors of Montpelier Re. The Company adopted FIN 46 in the first quarter of 2003. The impact of adoption of FIN 46 is that the Company's financial statements are now prepared on a consolidated basis instead of on a combined basis. There is no impact on the Company's net income or shareholders' equity as presented in these consolidated financial statements as a result of the adoption of FIN 46.

5.  EARNINGS PER SHARE

     The reconciliation of basic and diluted earnings per share is as follows:

                                                            THREE MONTHS     THREE MONTHS
                                                               ENDED            ENDED
                                                           MARCH 31, 2003   MARCH 31, 2002
                                                           --------------   --------------
BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders..............   $   103,841      $    18,659
Weighted average common shares outstanding -- Basic......    63,392,600       52,440,000
                                                            -----------      -----------
BASIC EARNINGS PER COMMON SHARE..........................   $      1.64      $      0.36
                                                            -----------      -----------
DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders..............   $   103,841      $    18,659
Weighted average common shares outstanding -- Basic......    63,392,600       52,440,000
Dilutive effect of warrants..............................     2,672,006               --
Dilutive effect of share options.........................       414,614               --
                                                            -----------      -----------
Weighted average common and common equivalent shares
  outstanding -- Diluted.................................    66,479,220       52,440,000
                                                            -----------      -----------
DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE..................................................   $      1.56      $      0.36
                                                            -----------      -----------

                          MONTPELIER RE HOLDINGS LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  SEGMENT REPORTING

     Management has determined that the Company operates in one segment only. The Company focuses on writing global specialty property and other classes of insurance and reinsurance business.

     The following table sets forth a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):

                         GROSS PREMIUMS WRITTEN BY LINE

                                                        THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                       MARCH 31, 2003   MARCH 31, 2002
                                                       --------------   --------------
Property Specialty...................................  $ 90.6    24.7%  $ 35.6    17.5%
Property Catastrophe.................................   150.8    41.1     79.1    38.8
Qualifying Quota Share...............................    76.4    20.9     73.8    36.2
Other Specialty......................................    48.8    13.3     15.2     7.5
                                                       ------   -----   ------   -----
Total................................................  $366.6   100.0%  $203.7   100.0%
                                                       ======   =====   ======   =====

           GROSS PREMIUMS WRITTEN BY GEOGRAPHIC AREA OF RISKS INSURED

                                                        THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                       MARCH 31, 2003   MARCH 31, 2002
                                                       --------------   --------------
Worldwide(1).........................................  $174.0    47.5%  $112.0    55.0%
USA and Canada.......................................   133.0    36.3     59.0    29.0
United Kingdom and Ireland...........................    21.3     5.8      5.4     2.6
Worldwide, excluding USA and Canada(2)...............    12.2     3.3      9.1     4.5
Western Europe, excluding the United Kingdom and
  Ireland............................................     9.8     2.7      5.1     2.5
Japan................................................     1.6     0.4      3.1     1.5
Others (1.5% or less)................................    14.7     4.0     10.0     4.9
                                                       ------   -----   ------   -----
Total................................................  $366.6   100.0%  $203.7   100.0%
                                                       ======   =====   ======   =====

---------------

(1) "Worldwide" comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2) "Worldwide, excluding USA and Canada" comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

     The Qualifying Quota Share contracts and substantial amounts of other lines of business are world-wide in nature, with the majority of business related to North America and Europe.

                          MONTPELIER RE HOLDINGS LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth a breakdown of the Company's gross premiums written by broker for the periods indicated ($ in millions):

                                                        THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                       MARCH 31, 2003   MARCH 31, 2002
                                                       --------------   --------------
Benfield(1)..........................................  $101.6    29.3%  $ 74.4    36.5%
Willis Group(1)......................................    82.8    23.9     53.7    26.4
Guy Carpenter........................................    75.8    21.9     35.2    17.3
Aon Re Worldwide.....................................    42.1    12.1     24.9    12.2
Others brokers.......................................    44.7    12.8     15.5     7.6
                                                       ------   -----   ------   -----
Total brokers........................................   347.0   100.0%   203.7   100.0%
                                                       ------   -----   ------   -----
Direct (no broker)...................................    19.6               --
                                                       ------   -----   ------   -----
Total................................................  $366.6           $203.7
                                                       ======   =====   ======   =====

---------------

(1) Includes QQS gross premiums written. Benfield represents gross premiums written through Benfield Greig Limited and Benfield Blanch, subsidiaries of Benfield Holdings Limited.

7.  LONG-TERM DEBT

     On incorporation, the Company entered into a three-year term loan agreement with Bank of America, N.A. and a syndicate of commercial banks, with an aggregate borrowing limit of $150.0 million. As of March 31, 2003 and 2002, the Company had borrowed all $150.0 million under this facility. The term loan agreement requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a tangible net worth covenant and a maximum leverage covenant, and has a final maturity date of December 12, 2004. The facility also restricts the payment of dividends. The Company has been in compliance with all covenants throughout the three months ended and as at March 31, 2003 and 2002.

     The interest rate was fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. From April 21, 2003, the rate is fixed at 2.07% until July 21, 2003. The Company incurred interest expense for the three months ended March 31, 2003 and 2002 of $965 and $995, respectively, at an average annual interest rate of 2.59% and 2.65%, respectively, and paid interest of $959 and $1,069, respectively. In order to hedge the interest rate risk of the loan, the Company has entered into an interest rate swap contract with Bank of America, which becomes effective April 22, 2003 and expires on December 11, 2004, the last day of the term-loan facility. Under the terms of the interest rate swap contract, the Company pays interest at a fixed rate of 1.88% plus a margin dependent on leverage, and receives interest at a variable rate equal to the offshore LIBOR rate.

8.  RELATED PARTIES

     The Company's Chairman is also the Chairman of the Board of Directors of White Mountains Insurance Group, which beneficially owns 22.9% and 27.2% of the Company as at March 31, 2003 and 2002, respectively. The Chief Financial Officer is also a Director of White Mountains Insurance Group and a director of Amlin, one of the Company's qualifying quota share cedents.

     Four directors, including the Company's Chairman, are employed by White Mountains Insurance Group.

     The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are included in

                          MONTPELIER RE HOLDINGS LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

net investment income. The Company incurred an average fee of 0.17% and 0.20% for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, the Company expensed investment management fees of approximately $692 and $523, respectively, and has recorded an amount payable for these services of $705 and $525, respectively. The Company's Chairman of the Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is either general manager or investment manager of various funds which own less than 5% of the Company.

     In January 2002, the Company entered into an agreement with Remetrics, a subsidiary of Benfield Holdings Limited, which beneficially owns 5.9% of the Company, for the provision of certain risk management services. This agreement was no longer in place at December 31, 2002. As a result of this agreement, the Company accrued approximately $nil and $650 for the three months ended March 31, 2003 and 2002, respectively, for risk management services.

     In addition, in the ordinary course of business, the Company entered into four reinsurance agreements with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance Group, during the three months ended March 31, 2002. The Company received $728 in aggregate annual premiums from these contracts during the year ended December 31, 2002. The Company has not entered into any reinsurance agreements with OneBeacon Insurance Group during the three months ended March 31, 2003.

     In addition, the Company pays brokerage commissions to Benfield Greig Limited and Benfield Blanch ("Benfield"), subsidiaries of Benfield Holdings Limited, on business brought in by Benfield. These commissions are consistent with commissions paid to other brokers in the ordinary course of business and totaled $5.8 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively.

9.  COMMITMENTS AND CONTINGENCIES

  LETTERS OF CREDIT

     In order for the Company to write Lloyd's Qualifying Quota Share business, it must provide an evergreen letter of credit in favor of The Society and Council of Lloyd's ("Lloyd's") in accordance with Lloyd's rules. The Company has made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd's in an amount of up to $200.0 million. Letters of credit outstanding under this facility at March 31, 2003 were approximately $125.8 million (L79.6 million) and have been secured by investments of approximately $138.3 million. There were no letters of credit outstanding at March 31, 2002.

     In addition, as of December 31, 2002, Company has made arrangements with Barclay's Bank PLC for the provision of an additional evergreen letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $100.0 million. Letters of credit outstanding under this facility at March 31, 2003 were approximately $20.8 million and are secured by investments of approximately $22.9 million.

  CREDIT FACILITIES

     On December 12, 2001, the Company obtained a $50.0 million revolving loan facility from a syndicate of lenders, with the Company and its subsidiaries as borrowers and guarantors. The facility is for general corporate purposes, and requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a tangible net worth covenant and a maximum leverage covenant. At March 31, 2003 and 2002, no amounts had been drawn down under this facility.

10.  STATUTORY REQUIREMENTS

     Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations ("The Act"). Under The Act, Montpelier Re is required to annually prepare and file

                          MONTPELIER RE HOLDINGS LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the three months ended March 31, 2003 and 2002, Montpelier Re satisfied these requirements.

     The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by Montpelier Re to the Company, without such notification, was $255.7 million and $14.3 at March 31, 2003 and 2002, respectively.

     Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for both periods ended March 31, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of our results of operations for the three months ended March 31, 2003 and financial condition as of March 31, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes thereto and with our audited combined financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     This discussion contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those described in Part II Item 5 of this report, and therefore undue reliance should not be placed on them.

GENERAL

     We provide global specialty property insurance and reinsurance products. We write the following four lines of business: property specialty, property catastrophe, qualifying quota share ("QQS") and other specialty.

     The property specialty category includes risk excess of loss, property pro-rata and direct insurance and facultative reinsurance business. Property catastrophe reinsurance contracts are typically "all risk" in nature and provide protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The property catastrophe category also includes retrocessional coverage contracts, which is reinsurance protection to other reinsurers, also called retrocedents. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. We also participate in three QQS arrangements that are whole account quota share reinsurance contracts we provide to select Lloyd's syndicates. Our other specialty category includes aviation liability, aviation war, marine, personal accident catastrophe, workers compensation, terrorism, casualty and other reinsurance business. We will pursue other opportunities in the upcoming year as they arise.

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

RESULTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     As we only commenced operations on December 16, 2001, March 31, 2002 was our first complete quarter of operations. We did not have our full complement of underwriters in place until the end of the second quarter of 2002 and, therefore, we were unable to fully participate in the January 2002 renewal season. As a result, some comparisons between the March 31, 2003 and 2002 quarters may not be meaningful.

     We ended the first quarter of 2003 with a fully converted book value per share (as defined below) of $20.81, an increase of $4.28 from March 31, 2002. This increase of 25.9%, was primarily caused by the following factors:

     - Our participation in the 2003 renewal season as a result of having our full complement of underwriters in place;

     - Continued high premium rate levels across the major classes that we specialize in; and

     - Relatively low levels of catastrophe/large loss frequency during the calendar year 2002, continuing into the first quarter of 2003.

     In addition, investment income was greater in the first quarter of 2003 compared to the first quarter of 2002 due to the positive effect of a larger capital base, which outweighed the reduction in interest rates earned by our fixed maturity portfolio.

     The following table summarizes our book values per common share as at the periods indicated:

                                                               AS AT            AS AT
                                                           MARCH 31, 2003   MARCH 31, 2002
                                                           --------------   --------------
Book value per share(1)..................................      $21.40           $16.53
Fully converted book value per share(2)..................      $20.81           $16.53

---------------

(1) Based on total shareholders' equity divided by basic shares outstanding

(2) This is a non-GAAP measure, based on total shareholders' equity plus the assumed proceeds from the exercise of dilutive options and warrants in the amount of $168.1 million, divided by fully converted shares outstanding of 9,869,160 shares. The Company believes this to be the best single measure of the return made by our shareholders as it takes into account the effect of all dilutive securities.

     The following table summarizes our financial results for the periods indicated ($ in millions):

                                                            THREE MONTHS     THREE MONTHS
                                                               ENDED            ENDED
                                                           MARCH 31, 2003   MARCH 31, 2002
                                                           --------------   --------------
Net underwriting income(1)...............................      $ 96.0           $15.8
Investment income and net foreign exchange gains.........        13.0             7.6
Net realized gains on fixed maturity investments.........         4.7             0.5
Interest on long-term debt...............................        (1.0)           (1.0)
General and administrative and tax expenses..............        (8.9)           (4.2)
                                                               ------           -----
Net income...............................................      $103.8           $18.7
Basic earnings per common share..........................      $ 1.64           $0.36
                                                               ------           -----
Diluted earnings per common share........................      $ 1.56           $0.36
                                                               ======           =====

---------------

(1) Net underwriting income consists of net premiums earned less net loss and loss adjustment expenses incurred and acquisition costs

  Gross Premiums Written

     Details of gross premiums written by line of business and by geographic area of risks insured are provided below ($ in millions):

                         GROSS PREMIUMS WRITTEN BY LINE

                                                        THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                       MARCH 31, 2003   MARCH 31, 2002
                                                       --------------   --------------
Property Specialty...................................  $ 90.6    24.7%  $ 35.6    17.5%
Property Catastrophe.................................   150.8    41.1     79.1    38.8
Qualifying Quota Share...............................    76.4    20.9     73.8    36.2
Other Specialty......................................    48.8    13.3     15.2     7.5
                                                       ------   -----   ------   -----
Total................................................  $366.6   100.0%  $203.7   100.0%
                                                       ======   =====   ======   =====

           GROSS PREMIUMS WRITTEN BY GEOGRAPHIC AREA OF RISKS INSURED

                                                        THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                       MARCH 31, 2003   MARCH 31, 2002
                                                       --------------   --------------
Worldwide(1).........................................  $174.0    47.5%  $112.0    55.0%
USA and Canada.......................................   133.0    36.3     59.0    29.0
United Kingdom and Ireland...........................    21.3     5.8      5.4     2.6
Worldwide, excluding USA and Canada(2)...............    12.2     3.3      9.1     4.5
Western Europe, excluding the United Kingdom and
  Ireland............................................     9.8     2.7      5.1     2.5
Japan................................................     1.6     0.4      3.1     1.5
Others (1.5% or less)................................    14.7     4.0     10.0     4.9
                                                       ------   -----   ------   -----
Total................................................  $366.6   100.0%  $203.7   100.0%
                                                       ======   =====   ======   =====

---------------

(1) "Worldwide" comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2) "Worldwide, excluding USA and Canada" comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

     The Qualifying Quota Share contracts and substantial amounts of other lines of business are worldwide in nature, with the majority of business related to North America and Europe.

     The volume of gross premiums written has increased during the first quarter of 2003 compared to the first quarter of 2002, with all four categories of premium written increasing in volume for the following reasons:

     - Property catastrophe has increased as a proportion by only a small amount, but the total volume has increased compared to 2002 as we benefited from full participation in the January 1, 2003 renewal season;

     - Property specialty has primarily increased because during the three months ended March 31, 2002 our full complement of direct insurance and facultative reinsurance underwriters were not yet in place;

     - QQS has decreased as a percentage of gross premiums written but the level of premium written has remained consistent with the prior year. We renewed the same syndicates as we participated in during 2002; and

     - Other specialty has increased as we wrote more specialty lines during the first quarter of 2003, such as casualty and terrorism compared to the comparable period in 2002.

     The proportion of property catastrophe gross premium written as a percentage of total gross premiums written is greater in the three months ended March 31, 2003 than we expect it to be for the remainder of the year because proportionally higher volumes of property catastrophe business are traditionally written in the first quarter, as compared to other quarters in the fiscal year. Other lines of business are written throughout the year, with the least amount of premiums being written during the fourth quarter.

     During the first quarter of 2003, we renewed the three Qualifying Quota Share ("QQS") contracts that we participated in during 2002. The premium levels on a dollar basis are expected to be broadly consistent with 2002, but will be a lower percentage of our total premiums written as we focus on our short-tail property specialty lines, although ultimate premiums written will depend on the volume of premium actually written by the syndicates.

     As part of a subscription and shareholders agreement with Aspen Insurance Holdings Limited, a company in which we have a 7% interest in on an undiluted basis and approximately a 6% interest on a fully diluted basis, Montpelier Re has agreed to provide quota share reinsurance to a subsidiary company, Aspen Insurance UK Limited, comprising annual assumed premiums by Montpelier Re of approximately $60.0 million for the underwriting years 2003, 2004 and 2005. For the three months ended March 31, 2003,

$19.0 million was recorded in gross premiums written under these arrangements, which cover mainly property and casualty risks.

     We recorded reinstatement premiums of $0.1 million and $nil during the three months ended March 31, 2003 and 2002, respectively. The lack of reinstatement premiums was due to the minimal amount of reported losses during this period. In the remainder of 2003, we would expect to record greater levels of reinstatement premiums as additional losses are notified, consistent with our loss estimates discussed below.

  Reinsurance Premiums Ceded

     Reinsurance premiums ceded for the three months ended March 31, 2003 and 2002 were $34.3 million and $14.3 million, respectively. Reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate accounted for 79% of the reinsurance premiums ceded during the three months ended March 31, 2003. The remainder relates to the purchase of retrocessional protection on our own account for our direct insurance and facultative reinsurance programs. We did not purchase retrocessional protection on our own account during 2002 and the reinsurance premiums ceded for 2002 were attributable solely to the reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate. We may purchase further retrocessional protection for our own account in 2003.

     Reinsurance premiums ceded represented approximately 35.6% and 19.4% of gross premiums assumed from the QQS syndicates for the three months ended March 31, 2003 and 2002, respectively. The reason for the increase in the ratio of gross premiums written to reinsurance premiums ceded from 2002 to 2003 is due to the timing of the purchase of reinsurance by the QQS syndicates. We expect that this ratio will decrease over 2003 as the majority of reinsurance is purchased by the QQS syndicates in the earlier months of the year.

  Net Premiums Earned

     Net premiums earned for the three months ended March 31, 2003 and 2002 were $184.7 million and $36.6 million, respectively. Approximately two-thirds of earned premium relates to the 2002 underwriting year and the remainder to business written in 2003. Net earned premium will continue to lag net premium written until the level of premium written stabilizes at a constant level year on year. As our gross premiums written continues to increase, our earned premiums are catching up with our gross premiums written, which has resulted in an earned premium to written premium ratio of 50.4% for the three months ended March 31, 2003, compared to 18.0% for the same period in 2002. In addition, we continue to write a minority of our business, principally some underlying business contained in the QQS contracts, on a risks attaching basis, for which premiums are generally earned over a longer period. These factors combined will result in an acceleration of earned premium throughout 2003.

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

     For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

                                                            THREE MONTHS     THREE MONTHS
                                                               ENDED            ENDED
                                                           MARCH 31, 2003   MARCH 31, 2002
                                                           --------------   --------------
Loss ratio...............................................       25.8%            39.2%
Expense ratio............................................       27.0%            29.3%
                                                                ----             ----
Combined ratio...........................................       52.8%            68.5%
                                                                ----             ----

     Loss and loss adjustment expenses were $47.7 million and $14.4 million for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and 2002, net loss and loss adjustment expense reserves were $167.3 million and $14.4 million, respectively, of which $130.1 million and $13.7 million, respectively, related to an estimate of losses incurred but not yet reported. Reinsurance recoveries of $(0.3) million and $0.6 million were netted against loss and loss adjustment expenses for the three months ended March 31, 2003 and 2002, respectively. Reinsurance recoveries for the three months ended March 31, 2003 related to QQS and the direct and facultative business written. Reinsurance recoveries for the three months ended March 31, 2002 related to QQS business written only. We paid losses of $10.1 million and $nil for the three months ended March 31, 2003 and 2002, respectively.

     Minimal losses reported during the first quarter of 2003, combined with reductions in the estimate of losses incurred in 2002, has resulted in a loss ratio to 25.8% for the three months ended March 31, 2003, compared to the loss ratio for the three months ended March 31, 2002 of 39.2% and 40.4% for the year ended December 31, 2002.

     The first quarter of 2003 includes approximately $18.3 million of positive development of losses incurred during 2002, $3.7 million relating to case reserves and the remainder relating to a release of IBNR. In total, positive prior period development benefited the loss ratio in the quarter by approximately 10%. The positive development relates to reductions in estimates for 2002 incurred losses due to the receipt of additional information from ceding companies, including QQS syndicates, which indicated that our reserves were not required to be at the level originally estimated at December 31, 2002.

     At March 31, 2003, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined below and in our Critical Accounting Policy later in this section. Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2003 and 2002 was $183.6 million and $15.0 million, respectively. Management's best estimate of a range of likely outcomes around the estimate at March 31, 2003 is between $197.9 million and $166.3 million. The reserve for loss and loss adjustment expenses at March 31, 2002 represents our estimate of expected losses on net premiums earned and was comprised of IBNR of $13.7 million and one claim that was reported to us with an unadjusted net loss of $0.7 million.

     Having regard to the limited number of paid losses arising during our short operating history, management used the following methodology in determining the range at March 31, 2003: (1) a combination of actuarial methods; (2) industry loss information to estimate loss ratios and expected reporting patterns for companies that write similar lines of business; and (3) professional judgment. Management calculated a range around our best estimate at March 31, 2003 for each class of business which reflects the potential variability in our loss ratio and the reporting pattern assumptions. Due to the lack of individual case or other data specific to our portfolio, we used industry data and professional judgment in the reserving process at March 31, 2002.

     Management has determined that the best estimate for net loss and loss adjustment expense reserves at March 31, 2003 and 2002 was $167.3 million and $14.4 million, respectively. Management's best estimate of a range of likely outcomes around this estimate at March 31, 2003 is between $180.8 million and $151.5 million.

     The following are our net loss and loss adjustment expense reserves and our net loss ratios by line of business for the periods indicated ($ in millions):

                                                                          NET LOSS AND LOSS
                                       NET LOSS AND LOSS ADJUSTMENT   ADJUSTMENT EXPENSE RATIOS
                                          EXPENSE RESERVES AS AT      FOR THE THREE MONTHS ENDED
                                            MARCH 31, 2003(1)             MARCH 31, 2003(2)
                                       ----------------------------   --------------------------
Property Specialty...................             $ 70.8                         33.0%
Property Catastrophe.................               26.6                         (4.0)
Qualifying Quota Share...............               53.0                         60.0
Other Specialty......................               16.9                         40.0
                                                  ------                         ----
Total................................             $167.3                         25.8%
                                                  ======                         ====

---------------

(1) Gross loss and loss adjustment expense reserves per the balance sheet is $183.6 million which has been reduced by $16.3 million in reinsurance recoverable to derive the net loss and loss adjustment expense reserves of $167.3 million noted above.

(2) The gross loss and loss adjustment expense ratio for the three months ended March 31, 2003 was 24.7%.

                                                                          NET LOSS AND LOSS
                                       NET LOSS AND LOSS ADJUSTMENT   ADJUSTMENT EXPENSE RATIOS
                                          EXPENSE RESERVES AS AT      FOR THE THREE MONTHS ENDED
                                            MARCH 31, 2002(1)             MARCH 31, 2002(2)
                                       ----------------------------   --------------------------
Property Specialty...................             $ 4.0                          66.0%
Property Catastrophe.................                --                           0.0
Qualifying Quota Share...............               8.9                          70.0
Other Specialty......................               1.5                          54.9
                                                  -----                          ----
Total................................             $14.4                          39.2%
                                                  =====                          ====

---------------

(1) Gross loss and loss adjustment expense reserves per the balance sheet are $15.0 million which has been reduced by $0.6 million in reinsurance recoverable related to the Qualifying Quota Share programs to derive the net loss and loss adjustment expense reserves of $14.4 million noted above.

(3) The gross loss and loss adjustment expense ratio for the three months ended March 31, 2002 was 39.2%.

     The variation in loss ratios between the first quarter of 2002 compared to the first quarter of 2003 results from the fact that in 2002 we did not have the benefit of prior years' loss history on which to base our loss reserve analysis and, accordingly, we relied more heavily on industry experience and professional judgement to estimate our loss and loss adjustment expense reserves. The negative loss ratio for the property catastrophe category in the 2003 quarter results from reductions in estimates of losses incurred in 2002, combined with the fact that we were not materially affected by any catastrophes during the quarter. Overall, the reduction in loss ratios has resulted from the receipt of additional information from ceding companies during the first quarter of 2003 which indicates that projected losses are lower than originally expected, combined with the unusually low level of catastrophes incurred. As our business has developed over 2002 and into 2003, we have supplemented industry information with our own specific experience in our actuarial analysis which has led to reduced projections of ultimate losses.

  Net Foreign Exchange Gains

     Net foreign exchange gains result from the effect of the fluctuation in foreign exchange rates on the translation of foreign currency assets and liabilities combined with realized gains resulting from the receipt of premium installments in foreign currencies. Net foreign exchange gains were immaterial at March 31, 2002 and were included in investment income.

  Underwriting expenses

     Underwriting expenses consist of acquisition costs and general and administrative expenses. Acquisition costs and general and administrative expenses were $49.9 million and $10.6 million for the three months ended March 31, 2003 and 2002, respectively, representing expense ratios of 27.0% and 29.3%, respectively. General and administrative expenses are comprised of fixed expenses which include costs for salaries and benefits, stock options and office and risk management expenses. Variable general and administrative expenses include expenses related to our performance unit plan and bonuses. Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. As our premiums continue to increase in 2003 as anticipated, acquisition costs will also increase as these costs vary directly with the level of premiums written.

     Our premiums earned are increasing at a more rapid pace than general and administrative expenses, which has contributed to the lower expense ratio for the three months ended March 31, 2003. Partially offsetting this reduction is an increase in the accrual for profit commission of $5.0 million for the first quarter of 2003, which is included in acquisition costs. Depending on the development of incurred losses in upcoming quarters, we may be required to record additional profit commission. The expense ratio would have been 24% excluding the effect of profit commissions.

     For the three months ended March 31, 2003 and 2002, acquisition costs incurred were $41.0 million and $6.4 million, respectively, which were principally due to brokerage commissions for our insurance and reinsurance contracts of $24.6 million and $3.1 million respectively, commissions paid to ceding insurers and other costs of $16.4 million and $3.5 million, respectively, for the three months ended March 31, 2003. An accrual was not required for profit commission for the three months ended March 31, 2002.

     Acquisition costs as a percentage of premiums earned, excluding reinsurance and profit commission, was 18.8% and 17.1% for the three months ended March 31, 2003 and 2002, respectively. The ratios are consistent between quarters, with 2003 being slightly higher as a result of an overall increase in pro-rata business written.

     General and administrative expenses for the periods indicated consisted of the following: ($ in millions):

                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     MARCH 31, 2003       MARCH 31, 2002
                                                   ------------------   ------------------
Fixed expenses, excluding stock options..........         $5.9                 $2.4
Bonus accrual....................................          0.6                  0.2
Performance Unit Plan accrual....................          1.4                  0.4
Fair value of stock options expense..............          1.0                  1.2
                                                          ----                 ----
Total General and Administrative expenses........         $8.9                 $4.2
                                                          ----                 ----

     The increase in general and administrative expenses between the first quarter of 2002 and the first quarter of 2003 relates to increased employment costs, premises and office expenses, consistent with the increase in staff numbers. We may be required to employ additional resources and occupy additional office space as our business grows.

  Net Investment Income

     Net investment income for the three months ended March 31, 2003 and 2002 was $11.7 million and $7.6 million, respectively. Net investment income is primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $2.7 million and $0.9 million, respectively, and investment management and custodian fees of $0.7 million and $0.5 million, respectively, for the three months ended March 31, 2003 and 2002. Investment management fees are paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. The fees charged are consistent with those that would be charged by a non-related party.

     Based on the weighted average monthly investments held, and including net unrealized losses of $0.8 million and $13.6 million for the three months ended March 31, 2003 and 2002, respectively, the total investment return was 1.02% (annualized return of 4%), and (0.5%), respectively. In 2003, as expected, our investment income has increased as a result of our larger capital base, driven by positive cash flow consistent with the low level of paid claims, offset somewhat by lower interest rates.

     We did not experience any other-than-temporary impairment charges relating to our portfolio of investments for the three months ended March 31, 2003 and 2002.

  Interest on Long-Term Debt

     For the three months ended March 31, 2003 and 2002, interest expensed relating to the $150.0 million outstanding balance on our long-term credit facility was $1.0 million for each period, representing an average rate of 2.59% and 2.65%, respectively. The interest rate was fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. From April 21, 2003, the rate is fixed at 2.07% until July 21, 2003. In order to hedge the interest rate risk of the loan, the Company has entered into an interest rate swap contract with Bank of America, which becomes effective April 22, 2003 and expires on December 11, 2004, the last day of the term-loan facility. Under the terms of the interest rate swap contract, the Company pays interest at a fixed rate of 1.88% plus a margin dependent on leverage, and receives interest at a variable rate equal to the offshore LIBOR rate.

     We incurred interest expense for the three months ended March 31, 2003 and 2002 of $965 and $995, respectively, and paid interest of $959 and $1,069, respectively.

  Net Realized Investment Gains

     Net realized investment gains for the three months ended March 31, 2003 and 2002 were $4.7 million and $0.5 million, respectively, which were due to gains realized from the sale of fixed maturity investments.

  Comprehensive Income

     Comprehensive income for the three months ended March 31, 2003 and 2002 were $103.0 million and $5.1 million respectively, which includes the $103.8 million and $18.7 million of net income described above, and $0.8 million and $13.6 million, respectively, of net unrealized losses on fixed maturity investments and changes in currency translation adjustments.

     The cost or amortized cost, gross unrealized gains and losses, and carrying values of our investments as at March 31, 2003 were as follows ($ in thousands):

                                           COST OR       GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED
INVESTMENTS                                  COST        GAINS        LOSSES     FAIR VALUE
-----------                               ----------   ----------   ----------   ----------
Fixed maturity investments..............  $1,535,755    $32,745       $1,017     $1,567,483
Equity investment (unquoted)............      60,758      2,933           --         63,691

FINANCIAL CONDITION AND LIQUIDITY

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

CAPITAL RESOURCES

     The Company's shareholders' equity at March 31, 2003 was $1,356.6 million, of which $194.2 million was retained earnings. The Company's capital base has grown since December 31, 2002 as a result of an increase in net earned premium and the low level of losses incurred.

     We maintain two senior credit facilities with a syndicate of commercial banks. The credit facilities consist of a 364-day revolving credit facility with a $50.0 million borrowing limit and a three-year term loan facility with a $150.0 million aggregate borrowing limit. The $50.0 million revolving credit facility renews in December, 2003. As of March 31, 2003, we had borrowed $150.0 million under the term loan facility and had not accessed the revolving credit facility. These credit facilities contain various restrictions and covenants, which have all been met during the three months ended and as at March 31, 2003 and 2002. Under these facilities, we cannot pay dividends to our shareholders until April 1, 2003. After this date, if we pay dividends exceeding 50% of our net income at the end of any quarter, excluding all extraordinary gains and losses, we would be required to reduce the term loan facility by an amount equal to at least 43% of the excess payment. We do not intend to pay dividends in the foreseeable future.

     Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations ("The Act"). Under the Insurance Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the three months ended March 31, 2003 and 2002, Montpelier Re satisfied these requirements.

     Bermuda law limits the maximum amount of annual dividends or distributions payable by Montpelier Re to us and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority. Subject to such laws, the directors of Montpelier Re have the unilateral authority to declare or not to declare dividends to us. The maximum amount of dividends that could have been paid by Montpelier Re to us at March 31, 2003, without such notification, was $255.7 million. There is no assurance that dividends will be declared or paid in the future.

     We have made arrangements with two banks for the provision of standby letters of credit totaling $300.0 million at March 31, 2003. Total letters of credit outstanding under these facilities at March 31, 2003 were approximately $146.6 million and have been secured by investments of approximately $161.2 million. There were no letters of credit outstanding at March 31, 2002.

INVESTMENTS

     The table below shows the aggregate amounts of investments available for sale, equity investment and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

                                                             AS AT              AS AT
                                                         MARCH 31, 2003   DECEMBER 31, 2002
                                                         --------------   -----------------
Investments available for sale, at fair value..........    $1,567,483        $1,354,845
Equity investment, unquoted, at estimated fair value...        63,691            63,691
Cash and cash equivalents, at fair value...............       106,982           162,925
                                                           ----------        ----------
Total Invested Assets..................................    $1,738,156        $1,581,461
                                                           ----------        ----------

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

     The market value of our portfolio of fixed maturity investments comprises investment grade corporate debt securities (26%), U.S. government and agency bonds (62%) and mortgage-backed and asset-backed securities (12%). All of the fixed maturity investments currently held by us were publicly traded at March 31, 2003. Based on the weighted average monthly investments held, and including unrealized gains, our total return for the three months ended March 31, 2003 was 1.02%. The average duration of the portfolio was 1.9 years and the average rating of the portfolio was AA+ at March 31, 2003.

     The Company has invested a total of L40.0 million (or $60.8 million) in the common shares of Aspen Insurance Holdings Limited ("Aspen"), the Bermuda-based holding company of Aspen Insurance UK Limited ("Aspen Re"). At March 31, 2003, Montpelier Re held approximately 7% of Aspen on an undiluted basis and approximately 6% on a fully diluted basis.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for losses incurred but not reported ("IBNR").

     A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the Company's policies are characterized by high severity and low frequency. This limits the volume of industry claims experience available from which to reliably predict ultimate loss levels following a loss event. In addition, there always exists a reporting lag between a loss event taking place and the reporting of the loss to the Company, which can sometimes be several years, particularly on longer-tail classes of business such as casualty. During this period, additional facts and trends will be revealed and as these factors become apparent, reserves will be adjusted. These incurred but not reported losses are inherently difficult to predict. Changes to our prior year loss reserves can impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for each catastrophic event and other case reserves are incorrect, possibly materially. This volatility will affect our results in the period that the loss occurs because GAAP does not permit reinsurers to reserve for such catastrophic events which may give rise to a claim, until they occur. As a result, no allowance for the provision of a contingency reserve to account for expected future losses can be recorded. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.

     These factors require us to make significant assumptions when establishing loss and loss adjustment expense reserves. For losses which have been reported to the Company, we estimate our ultimate loss using the following: (1) claims reports from insureds; (2) our underwriters and management experience in setting claims reserves; and (3) the use of computer models where applicable. Since the Company has insufficient past loss experience, management supplements this information with industry data. This industry data may not match the risk profile of the Company, which introduces a further degree of uncertainty into the process. For losses which have been incurred but not reported, the reserving process is further complicated.

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

CASH FLOWS

     Cash flows for three months ended March 31, 2003 and 2002. Cash flows from operations for the three months ended March 31, 2003 were $160.0 million compared to $35.6 million for 2002. This increase principally relates to a substantial increase in operating income in the 2003 period. Offsetting this increase is an increase in loss and loss adjustment expense reserves in excess of paid losses of $10.1 million. We invested a net amount of $211.5 million during the three months ended March 31, 2003, compared to $282.8 million during the same period in 2002. At March 31, 2003, we had a cash balance of $107.0 million. During the three months ended March 31, 2002, we received approximately $26.0 million in cash from the completion of our private placement of our common shares which occurred in December, 2001, which contributed to the higher cash balance at March 31, 2002.

     Our liquidity depends on operating, investing and financing cash flows as described below.

     Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments. Our operating subsidiary since inception has produced sufficient cash flows to meet expected claim payments, pay operational expenses and purchase retrocessional protection.

     Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments and to pay interest on our long-term debt facility. We also use cash to pay for any premiums retroceded and any authorized share repurchases. In 2003 we have purchased specific retrocessional protection for our direct insurance and facultative reinsurance programs on an "any one risk" basis to limit our exposure from losses at one location. We may purchase further retrocessional protection for our own account in 2003.

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

     Certain business written by the Company has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

     We intend to manage these risks by structuring our investments in an effort to anticipate the payout patterns of our liabilities under insurance or reinsurance policies. No assurance can be given, however, that we will successfully match the structure of Montpelier Re's investments with its liabilities under insurance or reinsurance contracts. If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

     The market value of fixed maturity investments, our unquoted equity investment and our cash and cash equivalents balance was $1,738.2 million as at March 31, 2003, compared to $1,581.5 million at December 31, 2002. The primary cause of this increase was the receipt of $161.5 million in premiums net of acquisition costs, net investment income of $11.6 million, the change in net unrealized losses on investments of $0.8 million offset by paid claims of 10.1 million.

     We anticipate leasing additional office space in Bermuda later in 2003, and may incur additional related costs which we would expect to be less than those incurred in 2002.

     For the period from inception until March 31, 2003, we have had sufficient cash flow from operations to meet our liquidity requirements. The cash generated from the private placement in 2001 and the successful completion of our IPO in October 2002, together with our credit facilities, and our positive operating results for 2002 and during the first quarter of 2003 have provided us with sufficient liquidity to enable Montpelier Re to meet its Bermuda statutory requirements under The Act.

OUTLOOK

     In general, in 2003 we have experienced premium rate levels that are more stable than in 2002 for the "short-tail" insurance and reinsurance products that we write. In addition, premium rate levels are comparable to those of 2002 levels and we expect both of these trends to continue for the remainder of 2003. Prices for the specific reinsurance contracts we write continue to be affected primarily by the supply of, and demand for, capacity in the global reinsurance market which is driven by: (1) the continued decline in the U.S. and global equity markets; (2) significant reserve strengthening in insurance and reinsurance companies; (3) poor investment performance; and (4) rating agency downgrades of competitors. While we believe that overall price levels are currently favorable for reinsurers and better than they have been in many years, capital provided by newly-formed reinsurers or additional capital raised by existing reinsurers may increase the supply of reinsurance capacity which could impact negatively the prices that we receive for the products we write.

     Our financial results in 2003 continue to be affected positively by the unusually relatively low frequency of large natural catastrophic events impacting our business. We would anticipate that we may be impacted in future periods on average by a higher frequency of large natural catastrophic events than those experienced in 2002 and into 2003. Such events could have a material adverse impact on our financial position and results of operations. The worldwide property and casualty insurance and reinsurance industry continues to be highly competitive and some of our competitors possess significantly greater financial and other resources than we do. This competition could also affect our financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") an interpretation of ARB No. 51 "Consolidated Financial Statements" in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. The financial statements included with the Company's December 31, 2002 Form 10-K were prepared on a combined basis as a result of the fact that Montpelier Re's and the Company's bye-laws include certain restrictions relating to the election of directors of Montpelier Re. The Company adopted FIN 46 in the first quarter of 2003. The impact of adoption of FIN 46 is that the Company's financial statements are now prepared on a consolidated basis instead of on a combined basis. There is no impact on the Company's net income or shareholders' equity as presented in these consolidated financial statements as a result of the adoption of FIN 46.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations as their application requires management to make the most significant judgments.

     Other significant accounting policies that we use to prepare our consolidated financial statements are included in Note 2 to the December 31, 2002 Combined Financial Statements included in the Company's filing on Form 10-K.

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

     Loss and Loss Adjustment Expense Reserves. For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserve. Due to the short-tail nature of our business, generally, we expect that the majority of our losses will be paid relatively quickly; however, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for losses incurred but not reported ("IBNR").

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

     Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2003 was $183.6 million. Management's best estimate of a range of likely outcomes around this estimate is between $197.9 million and $166.3 million.

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

     As of March 31, 2003, the impact on our portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.9% or approximately $31.9 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.9% or approximately $31.9 million.

     As of March 31, 2003, we held $189.0 million, or 12.1% of our total invested assets in mortgage-backed and asset-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

     Interest rate movements also affect the economic value of our long-term debt obligation. The interest rate was fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. From April 21, 2003, the rate is fixed at 2.07% until July 21, 2003. The average interest rate for the three months ended March 31, 2003 was 2.59%. In order to hedge the interest rate risk of the loan, the Company has entered into an interest rate swap contract with Bank of America, which becomes effective April 22, 2003 and expires on December 11, 2004, the last day of the term loan facility. Under the terms of the interest rate swap contract, the Company pays interest at a fixed rate of 1.88% plus a margin dependent on leverage, and receives interest at a variable rate equal to the offshore LIBOR rate.

     Foreign Currency Risk. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At March 31, 2003 we do not have any outstanding forward foreign currency exchange contracts.

     Our functional currency is the United States dollar. The British pound is the functional currency of our wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited ("MMSL"). Accordingly, MMSL's assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenue and expenses of MMSL are translated at average exchange rates during the period. The effect of translation adjustments at the end of the period is not included in our consolidated results of operations but is included in accumulated other comprehensive income, a separate component of shareholders' equity. On a consolidated basis, MMSL does not generate material revenue and expenses and, therefore, the effects of changes in exchange rates during the period are not material.

     Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At March 31, 2003, all fixed maturity investments that we held were investment grade.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in sec.sec.240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the first quarter of 2003.

ITEM 5.  OTHER INFORMATION

     Cautionary Statement under "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995.

     This Form 10-Q contains, and the Company may from time to time make, written or oral "forward-looking statements" within the meaning of the U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company's control that could cause actual results to differ materially from such statements. In particular, statements using words such as "may", "should", "estimate", "expect", "anticipate", "intend", "believe", "predict", "potential", or words of similar import generally involve forward-looking statements.

     Important events that could cause the actual results to differ include, but are not necessarily limited to: our short operating history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the impact of terrorist activities on the economy; our reliance on reinsurance brokers; the impact of currency exchange rates and interest rates on our investment results; competition in the reinsurance industry and rating agency policies and practices. The Company's forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. These and other events that could cause actual results to differ are discussed in detail in "Risk Factors" contained in Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
  3.1           Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-89408)).
  3.2           Bye-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                S-1(Registration No. 333-89408)).
  4.1           Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-89408)).
  4.2           Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as
                amended by Amendment, dated as of February 11, 2002, as
                further amended by Amendment, dated as of July 1, 2002.
                (incorporated herein by reference to Exhibit 4.2 to the
                Company's Registration Statement on Form S-1 (Registration
                No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003, filed with this report.
  4.3           Share Purchase Warrant, dated January 3, 2002, between the
                Registrant and Benfield Group plc, as amended by Amendment, dated as of February 11, 2002, as further amended by
                Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration
                Statement on Form S-1(Registration No. 333-89408)), as
                further amended by Amendment 3 dated as of March 31, 2003, filed with this report.
  4.4           Share Purchase Warrant, dated January 3, 2002, between the
                Registrant and White Mountains Insurance Group, Ltd., as
                amended by Amendment, dated as of February 11, 2002, as
                further amended by Amendment, dated as of July 1, 2002
                (incorporated herein by reference to Exhibit 4.4 to the
                Company's Registration Statement on Form S-1 (Registration
                No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003, filed with this report.
  4.5           Third Amendment to the Share Purchase Warrant, dated as of
                March 31, 2003, between the Registrant and White Mountains
                Insurance Group Ltd., Banc of America Securities LLC, and
                Benfield Holdings Limited.
 10.1           Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24,
                2001 (incorporated herein by reference to Exhibit 10.1 to
                the Company's Registration Statement on Form S-1
                (Registration No. 333-89408)).
 10.2           Service Agreement, dated as of December 12, 2001, between
                Anthony Taylor, the Registrant and Montpelier Reinsurance
                Ltd. (incorporated herein by reference to Exhibit 10.2 to
                the Company's Registration Statement on Form S-1
                (Registration No. 333-89408)).
 10.3           Service Agreement, dated as of January 24, 2002, between
                Anthony Taylor and Montpelier Marketing Services (UK)
                Limited (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1
                (Registration No. 333-89408)).
 10.4           Service Agreement, dated as of January 1, 2002, between C.
                Russell Fletcher, III and Montpelier Reinsurance Ltd.
                (incorporated herein by reference to Exhibit 10.4 to the
                Company's Registration Statement on Form S-1 (Registration
                No. 333-89408)).
 10.5           Service Agreement, dated as of January 1, 2002, between
                Thomas George Story Busher and Montpelier Reinsurance Ltd.
                (incorporated herein by reference to Exhibit 10.5 to the
                Company's Registration Statement on Form S-1 (Registration
                No. 333-89408)).
 10.6           Service Agreement, dated as of January 24, 2002, between
                Thomas George Story Busher and Montpelier Marketing Services
                (UK) Limited (incorporated herein by reference to Exhibit
                10.6 to the Company's Registration Statement on Form S-1
                (Registration No. 333-89408)).
 10.7           Service Agreement, dated as of January 24, 2002, between
                Nicholas Newman-Young and Montpelier Marketing Services (UK)
                Limited (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1
                (Registration No. 333-89408)).

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
 10.8           Credit Agreement, dated as of December 12, 2001, among the
                Registrant and Various Financial Institutions, as amended by
                Amendment Agreement, dated as of December 26, 2001, by
                Second Amendment Agreement, dated as of June 17, 2002 and by
                Third Amendment Agreement, dated as of August 1, 2002
                (incorporated herein by reference to Exhibit 10.8 to the
                Company's Registration Statement on Form S-1 (Registration
                No. 333-89408)) and by Fourth Amendment Agreement, dated as of December 11, 2002 (incorporated herein by reference to
                Exhibit 10.1 to the Company's 8-K filed on April 8, 2003).
 10.9           Share Option Plan (incorporated herein by reference to
                Exhibit 10.9 to the Company's Registration Statement on Form
                S-1 (Registration No. 333-89408)).
 10.10          Performance Unit Plan (incorporated herein by reference to
                Exhibit 10.10 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-89408)).
 10.11          Standby Letter of Credit Agreement, among the Registrant and
                Fleet National Bank, dated as of February 26, 2002
                (incorporated herein by reference to Exhibit 10.11 to the
                Company's Form 10-K for the year ended December 31, 2002).
 10.12          Standby Letter of Credit Agreement, among the Registrant and
                Barclays Bank PLC, dated as of November 21, 2002
                (incorporated herein by reference to Exhibit 10.12 to the
                Company's Form 10-K for the year ended December 31, 2002).
 10.13          Service Agreement, dated as of March 18, 2003, between K.
                Thomas Kemp and Montpelier Re Holdings Ltd. (incorporated
                herein by reference to Exhibit 10.13 to the Company's Form
                10-K for the year ended December 31, 2002).
 99.1           Officer Certifications for the Three Months Ended March 31,
                2003 pursuant to 18 U.S.C. 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, filed with
                this report.

B.  CURRENT REPORTS ON FORM 8-K

          (a) Current Report on Form 8-K filed on January 15, 2003, under Items 7 and 9 thereof, relating to the Company's issuance of a press release on the 2003 renewal season.

          (b) Current Report on Form 8-K filed on February 7, 2003, under Items 7 and 9 thereof, relating to the Company's preliminary financial results for the year ended December 31, 2002 and providing revised guidance for 2003.

          (c) Current Report on Form 8-K filed on February 28, 2003, under Items 5 and 7 thereof, relating to the Company's financial results for the year ended December 31, 2002.

          (d) Current Report on Form 8-K filed on March 21, 2003, under Item 9 thereof, relating to officer certifications.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MONTPELIER RE HOLDINGS LTD.
                                                       (Registrant)

                                          By:      /s/ ANTHONY TAYLOR

                                            ------------------------------------
                                            Name: Anthony Taylor
                                            Title:  President and Chief
                                              Executive Officer

May 5, 2003
--------------
Date

                                          By:      /s/ NEIL MCCONACHIE

                                            ------------------------------------
                                            Name: Neil McConachie
                                            Title:  Financial Controller and
                                                    Treasurer
                                                (chief accounting officer)

May 5, 2003
--------------
Date

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

                                          By: /s/ ANTHONY TAYLOR
                                            ------------------------------------
                                            Name: Anthony Taylor
                                            Title:  President and Chief
                                              Executive Officer
                                                   (principal executive officer)

Date: May 5, 2003

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

                                          By: /s/ K. THOMAS KEMP
                                            ------------------------------------
                                            Name: K. Thomas Kemp
                                            Title:  Chief Financial Officer
                                                   (principal financial officer)

Date: May 5, 2003