Form 10-Q/A
period 2003-03-31
MONTPELIER RE HOLDINGS LTD
filed 2003-06-19
CIK 1165880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-31468

Montpelier Re Holdings Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Mintflower Place

8 Par-La-Ville Road
Hamilton HM 08
Bermuda
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(441) 296-5550

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐          No     ☑

      As of May 5, 2003, the Registrant had 63,392,600 common voting shares outstanding, with a par value of  1/6 cent per share.

Explanatory Note

This Quarterly Report on Form 10Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. The Registrant has amended Part 1, Item 2 only, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in order to eliminate the Registrant’s reference to net underwriting income, and to provide additional disclosure by the Registrant with respect to loss and loss adjustment expenses.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	March 31, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Fixed maturities, at fair value (amortized cost: 2003 — $1,535,755; 2002 — $1,322,256)	$1,567,483	$1,354,845
Equity investment, unquoted, at estimated fair value (cost: $60,758)	63,691	63,691

Total investments	1,631,174	1,418,536
Cash and cash equivalents, at fair value	106,982	162,925
Unearned premium ceded	31,123	3,752
Reinsurance premiums receivable	277,407	147,208
Funds withheld	1,555	20,507
Deferred acquisition costs	69,931	44,881
Reinsurance recoverable	16,316	16,656
Accrued investment income	14,298	13,057
Deferred financing costs	1,155	1,325
Other assets	4,547	5,071

Total Assets	$2,154,488	$1,833,918

LIABILITIES
Loss and loss adjustment expense reserves	183,621	146,115
Unearned premium	415,730	241,000
Reinsurance balances payable	11,419	2,448
Investment trades pending	30,000	34,280
Long-term debt	150,000	150,000
Accounts payable, accrued expenses and other liabilities	7,145	7,540

Total Liabilities	$797,915	$581,383

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding 63,392,600 shares	106	106
Additional paid-in capital	1,127,498	1,126,435
Accumulated other comprehensive income	34,701	35,567
Retained earnings	194,268	90,427

Total Shareholders’ Equity	1,356,573	1,252,535

Total Liabilities and Shareholders’ Equity	$2,154,488	$1,833,918

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2003 and 2002
(Expressed in thousands of United States Dollars, except share amounts)

	2003	2002

	(Unaudited)
REVENUES
Gross premiums written	$366,563	$203,679
Reinsurance premiums ceded	(34,267)	(14,320)

Net premiums written	332,296	189,359
Change in net unearned premiums	(147,641)	(152,748)

Net premiums earned	184,655	36,611
Net investment income	11,684	7,633
Net realized gains on investments	4,681	484
Net foreign exchange gains	1,359	—

Total Revenues	202,379	44,728
EXPENSES
Loss and loss adjustment expenses	47,690	14,367
Acquisition costs	40,998	6,467
General and administrative expenses	8,884	4,240
Interest on long-term debt	965	995

Total Expenses	98,537	26,069

Income before taxes	103,842	18,659
Income tax expense	1	—

NET INCOME	$103,841	$18,659

COMPREHENSIVE INCOME
Net income	$103,841	$18,659
Other comprehensive loss	(866)	(13,592)

Comprehensive income	$102,975	$5,067

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	63,392,600	52,440,000
Diluted	66,479,220	52,440,000
Basic earnings per common share	$1.64	$0.36

Diluted earnings per common share	$1.56	$0.36

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003 and 2002
(Expressed in thousands of United States Dollars)

	2003	2002

	(Unaudited)
Common voting shares
Balance — beginning and end of period	$106	$87

Additional paid-in-capital
Balance — beginning of period	1,126,435	920,306
Direct equity offering expenses	—	(61)
Compensation recognized under stock option plan	1,063	1,227

Balance — end of period	1,127,498	921,472

Accumulated other comprehensive income
Balance — beginning of period	35,567	1,878
Net change in currency translation adjustments	(6)	—
Net change in unrealized losses on investments	(860)	(13,592)

Balance — end of period	34,701	(11,714)

Retained earnings (accumulated deficit)
Balance — beginning of period	90,427	(61,618)
Net income	103,841	18,659

Balance — end of period	194,268	(42,959)

Total Shareholders’ Equity	$1,356,573	$866,886

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Expressed in thousands of United States Dollars)

	2003	2002

	(Unaudited)
Cash flows provided by operating activities:
Net income	$103,841	$18,659
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	2,678	874
Depreciation	206	30
Compensation recognized under stock option plan	1,063	1,227
Net realized gains on fixed maturities	(4,681)	(484)
Amortization of deferred financing costs	170	171
Net change in currency translation adjustments	(6)	—
Change in:
Unearned premium ceded	(27,371)	(13,002)
Reinsurance premiums receivable	(130,199)	(119,656)
Funds withheld	18,952	—
Deferred acquisition costs	(25,050)	(26,074)
Reinsurance recoverable	340	(644)
Accrued investment income	(1,241)	(7,068)
Other assets	445	(40)
Loss and loss adjustment expense reserves	37,506	15,011
Unearned premium	174,730	165,750
Reinsurance balances payable	8,971	—
Accounts payable, accrued expenses and other liabilities	(340)	1,317
Amount due to affiliates	—	(324)
Interest accrued on long-term debt	(55)	(93)

Net cash provided by operating activities	159,959	35,654

Cash flows from investing activities:
Purchases of investments	(603,651)	(282,842)
Proceeds from sale and maturity of investments	387,875	—
Purchases of equipment	(126)	—

Net cash used in investing activities	(215,902)	(282,842)

Cash flows provided by financing activities:
Issue of common shares	—	26,000
Amount paid to affiliate for overpayment of subscription	—	(250)
Direct equity offering expenses	—	(9,660)

Net cash provided by financing activities	—	16,090

Decrease in cash and cash equivalents	(55,943)	(231,098)
Cash and cash equivalents — Beginning of period	162,925	350,606

Cash and cash equivalents — End of period	$106,982	$119,508

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
(Unaudited)

1.     Basis of Presentation and Consolidation

      These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”). Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered Society with Restricted Liability, has not yet commenced operations. MHB will be the registered holder of certain types of securities, including United States equity securities, purchased as part of the overall Montpelier Re investment portfolio. On December 3, 2002, Montpelier Re established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes.

      The Company, through Montpelier Re, is a provider of global specialty property insurance and reinsurance products.

      The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of the operations and cash flows for the full fiscal year or subsequent quarters. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.     Reinsurance

      For certain pro-rata contracts, including quota share contracts, the subject direct insurance contracts will carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded. In addition, during the three months ended March 31, 2003, the Company purchased retrocessional protection on

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its own account for the direct insurance and facultative reinsurance programs on an “any one risk” basis to limit the Company’s exposure from losses at one location.

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

4.     Recent Accounting Pronouncement

      The Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) an interpretation of ARB No. 51 “Consolidated Financial Statements” in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. The financial statements included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 were prepared on a combined basis as a result of the fact that Montpelier Re’s and the Company’s bye-laws include certain restrictions relating to the election of directors of Montpelier Re. The Company adopted FIN 46 in the first quarter of 2003. The impact of adoption of FIN 46 is that the Company’s financial statements are now prepared on a consolidated basis instead of on a combined basis. There is no impact on the Company’s net income or shareholders’ equity as presented in these consolidated financial statements as a result of the adoption of FIN 46.

5.     Earnings Per Share

      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Basic earnings per common share:
Net income available to common shareholders	$103,841	$18,659
Weighted average common shares outstanding — Basic	63,392,600	52,440,000

Basic earnings per common share	$1.64	$0.36

Diluted earnings per common share:
Net income available to common shareholders	$103,841	$18,659
Weighted average common shares outstanding — Basic	63,392,600	52,440,000
Dilutive effect of warrants	2,672,006	—
Dilutive effect of share options	414,614	—

Weighted average common and common equivalent shares outstanding — Diluted	66,479,220	52,440,000

Diluted earnings per common and common equivalent share	$1.56	$0.36

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table sets forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):

Gross Premiums Written by Line

	Three Months		Three Months
	Ended		Ended
	March 31, 2003		March 31, 2002

Property Specialty	$90.6	24.7%	$35.6	17.5%
Property Catastrophe	150.8	41.1	79.1	38.8
Qualifying Quota Share	76.4	20.9	73.8	36.2
Other Specialty	48.8	13.3	15.2	7.5

Total	$366.6	100.0%	$203.7	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months		Three Months
	Ended		Ended
	March 31, 2003		March 31, 2002

Worldwide(1)	$174.0	47.5%	$112.0	55.0%
USA and Canada	133.0	36.3	59.0	29.0
United Kingdom and Ireland	21.3	5.8	5.4	2.6
Worldwide, excluding USA and Canada(2)	12.2	3.3	9.1	4.5
Western Europe, excluding the United Kingdom and Ireland	9.8	2.7	5.1	2.5
Japan	1.6	0.4	3.1	1.5
Others (1.5% or less)	14.7	4.0	10.0	4.9

Total	$366.6	100.0%	$203.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts and substantial amounts of other lines of business are world-wide in nature, with the majority of business related to North America and Europe.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

	Three Months		Three Months
	Ended		Ended
	March 31, 2003		March 31, 2002

Benfield(1)	$101.6	29.3%	$74.4	36.5%
Willis Group(1)	82.8	23.9	53.7	26.4
Guy Carpenter	75.8	21.9	35.2	17.3
Aon Re Worldwide	42.1	12.1	24.9	12.2
Others brokers	44.7	12.8	15.5	7.6

Total brokers	347.0	100.0%	203.7	100.0%

Direct (no broker)	19.6		—

Total	$366.6		$203.7

(1)	Includes QQS gross premiums written. Benfield represents gross premiums written through Benfield Greig Limited and Benfield Blanch, subsidiaries of Benfield Holdings Limited.

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

      Four directors, including the Company’s Chairman, are employed by White Mountains Insurance Group.

      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are included in

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net investment income. The Company incurred an average fee of 0.17% and 0.20% for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, the Company expensed investment management fees of approximately $692 and $523, respectively, and has recorded an amount payable for these services of $705 and $525, respectively. The Company’s Chairman of the Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is either general manager or investment manager of various funds which own less than 5% of the Company.

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

      In addition, the Company pays brokerage commissions to Benfield Greig Limited and Benfield Blanch (“Benfield”), subsidiaries of Benfield Holdings Limited, on business brought in by Benfield. These commissions are consistent with commissions paid to other brokers in the ordinary course of business and totaled $5.8 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively.

9.     Commitments and Contingencies

Letters of Credit

      In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide an evergreen letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. The Company has made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $200.0 million. Letters of credit outstanding under this facility at March 31, 2003 were approximately $125.8 million (£79.6 million) and have been secured by investments of approximately $138.3 million. There were no letters of credit outstanding at March 31, 2002.

      In addition, as of December 31, 2002, Company has made arrangements with Barclay’s Bank PLC for the provision of an additional evergreen letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $100.0 million. Letters of credit outstanding under this facility at March 31, 2003 were approximately $20.8 million and are secured by investments of approximately $22.9 million.

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

10.     Statutory Requirements

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). Under The Act, Montpelier Re is required to annually prepare and file

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the three months ended March 31, 2003 and 2002, Montpelier Re satisfied these requirements.

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

      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for both periods ended March 31, 2003 and 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      This discussion contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those described in Part II Item 5 of this report, and therefore undue reliance should not be placed on them.

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

      We ended the first quarter of 2003 with a fully converted book value per share (as defined below) of $20.81, an increase of $4.28 from March 31, 2002. This increase of 25.9%, was primarily caused by the following factors:

•	Our participation in the 2003 renewal season as a result of having our full complement of underwriters in place;

•	Continued high premium rate levels across the major classes that we specialize in; and

•	Relatively low levels of catastrophe/ large loss frequency during the calendar year 2002, continuing into the first quarter of 2003.

      In addition, investment income was greater in the first quarter of 2003 compared to the first quarter of 2002 due to the positive effect of a larger capital base, which outweighed the reduction in interest rates earned by our fixed maturity portfolio.

      The following table summarizes our book values per common share as at the periods indicated:

	As at	As at
	March 31, 2003	March 31, 2002

Book value per share(1)	$21.40	$16.53
Fully converted book value per share(2)	$20.81	$16.53

(1)	Based on total shareholders’ equity divided by basic shares outstanding

(2)	This is a non-GAAP measure, based on total shareholders’ equity plus the assumed proceeds from the exercise of dilutive options and warrants in the amount of $168.1 million, divided by fully converted shares outstanding of 9,869,160 shares. The Company believes this to be the best single measure of the return made by our shareholders as it takes into account the effect of all dilutive securities.

      The following table summarizes our financial results for the periods indicated ($ in millions):

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Net premiums earned	$184.7	$36.6
Investment income and net foreign exchange gains	13.0	7.6
Net realized gains on fixed maturity investments	4.7	0.5
Loss and loss adjustment expenses	(47.7)	(14.4)
Acquisition costs	(41.0)	(6.4)
Interest on long-term debt	(1.0)	(1.0)
General and administrative and tax expenses	(8.9)	(4.2)

Net income	$103.8	$18.7
Basic earnings per common share	$1.64	$0.36

Diluted earnings per common share	$1.56	$0.36

Gross Premiums Written

      Details of gross premiums written by line of business and by geographic area of risks insured are provided below ($ in millions):

Gross Premiums Written by Line

	Three Months
	Ended
	March 31, 2003

			Three Months
			Ended
			March 31,
			2002

Property Specialty	$90.6	24.7%	$35.6	17.5%
Property Catastrophe	150.8	41.1	79.1	38.8
Qualifying Quota Share	76.4	20.9	73.8	36.2
Other Specialty	48.8	13.3	15.2	7.5

Total	$366.6	100.0%	$203.7	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months
	Ended
	March 31, 2003

			Three Months
			Ended
			March 31,
			2002

Worldwide(1)	$174.0	47.5%	$112.0	55.0%
USA and Canada	133.0	36.3	59.0	29.0
United Kingdom and Ireland	21.3	5.8	5.4	2.6
Worldwide, excluding USA and Canada(2)	12.2	3.3	9.1	4.5
Western Europe, excluding the United Kingdom and Ireland	9.8	2.7	5.1	2.5
Japan	1.6	0.4	3.1	1.5
Others (1.5% or less)	14.7	4.0	10.0	4.9

Total	$366.6	100.0%	$203.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

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

      The volume of gross premiums written has increased during the first quarter of 2003 compared to the first quarter of 2002, with all four categories of premium written increasing in volume for the following reasons:

•	Property catastrophe has increased as a proportion by only a small amount, but the total volume has increased compared to 2002 as we benefited from full participation in the January 1, 2003 renewal season;

•	Property specialty has primarily increased because during the three months ended March 31, 2002 our full complement of direct insurance and facultative reinsurance underwriters were not yet in place;

•	QQS has decreased as a percentage of gross premiums written but the level of premium written has remained consistent with the prior year. We renewed the same syndicates as we participated in during 2002; and

•	Other specialty has increased as we wrote more specialty lines during the first quarter of 2003, such as casualty and terrorism compared to the comparable period in 2002.

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

      During the first quarter of 2003, we renewed the three Qualifying Quota Share (“QQS”) contracts that we participated in during 2002. The premium levels on a dollar basis are expected to be broadly consistent with 2002, but will be a lower percentage of our total premiums written as we focus on our short-tail property specialty lines, although ultimate premiums written will depend on the volume of premium actually written by the syndicates.

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

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Loss ratio	25.8%	39.2%
Expense ratio	27.0%	29.3%

Combined ratio	52.8%	68.5%

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

      The following are our gross and net loss and loss adjustment expense reserves and our net loss ratios by line of business for the periods indicated ($ in millions):

			Net Loss and Loss
	Gross Loss and Loss Adjustment	Net Loss and Loss Adjustment	Adjustment Expense Ratios
	Expense Reserves as at	Expense Reserves as at	for the Three Months Ended
	March 31, 2003	March 31, 2003	March 31, 2003(1)

Property Specialty	$71.6	$70.8	33.0%
Property Catastrophe	26.6	26.6	(4.0)
Qualifying Quota Share	68.5	53.0	60.0
Other Specialty	16.9	16.9	40.0

Total	$183.6	$167.3	25.8%

(1)	The gross loss and loss adjustment expense ratio for the three months ended March 31, 2003 was 24.7%.

      At March 31, 2003 net loss and loss adjustment expense reserves included an estimate for losses incurred but not yet reported of $130.1 million and case reserves of $37.2 million.

	Gross Loss and Loss		Net Loss and Loss
	Adjustment	Net Loss and Loss Adjustment	Adjustment Expense Ratios
	Expense Reserves as at	Expense Reserves as at	for the Three Months Ended
	March 31, 2002	March 31, 2002	March 31, 2002(1)

Property Specialty	$4.0	$4.0	66.0%
Property Catastrophe	—	—	0.0
Qualifying Quota Share	9.5	8.9	70.0
Other Specialty	1.5	1.5	54.9

Total	$15.0	$14.4	39.2%

(1)	The gross loss and loss adjustment expense ratio for the three months ended March 31, 2002 was 39.2%.

      At March 31, 2002, net loss and loss adjustment expense reserves included an estimate for losses incurred but not yet reported of $13.7 million and case reserves of $0.7 million.

      The variation in loss ratios between the first quarter of 2002 compared to the first quarter of 2003 results from the fact that in 2002 we did not have the benefit of prior years’ loss history on which to base our loss reserve analysis and, accordingly, we relied more heavily on industry experience and professional judgement to estimate our loss and loss adjustment expense reserves. The negative loss ratio for the property catastrophe category in the 2003 quarter results from reductions in estimates of losses incurred in 2002, combined with the fact that we were not materially affected by any catastrophes during the quarter. Overall, the reduction in loss ratios has resulted from the receipt of additional information from ceding companies during the first quarter of 2003 which indicates that projected losses are lower than originally expected, combined with the unusually low level of catastrophes incurred. As our business has developed over 2002 and into 2003, we have supplemented industry information with our own specific experience in our actuarial analysis which has led to reduced projections of ultimate losses.

      Minimal losses reported during the first quarter of 2003, combined with reductions in the estimate of losses incurred in 2002, has resulted in a loss ratio to 25.8% for the three months ended March 31, 2003, compared to the loss ratio for the three months ended March 31, 2002 of 39.2% and 40.4% for the year ended December 31, 2002.

      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business between December 31, 2002 and March 31, 2003 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

		Change in
		December 2002	Gross Paid Losses
	Gross Loss and Loss	Gross Incurred	on December 2002		Gross Loss and Loss
	Adjustment Expense	Estimate during the	Reserves during the	Addition of Gross	Adjustment Expense
	Reserves as at	Three Months Ended	Three Months Ended	Reserves for the	Reserves as at
	December 31, 2002	March 31, 2003	March 31, 2003	Current Quarter	March 31, 2003

Property Specialty	$54.1	$(13.4)	$(3.4)	$34.3	$71.6
Property Catastrophe	32.5	(5.7)	(3.5)	3.3	26.6
Qualifying Quota Share	50.5	(1.8)	(3.2)	23.0	68.5
Other Specialty	9.0	1.0	—	6.9	16.9

Total	$146.1	$(19.9)	$(10.1)	$67.5	$183.6

Net Loss and Loss Adjustment Expense Reserves

		Change in
		December 2002 Net	Net Paid Losses on
	Net Loss and Loss	Incurred Estimate	December 2002		Net Loss and Loss
	Adjustment Expense	during the Three	Reserves during the	Addition of Net	Adjustment Expense
	Reserves as at	Months Ended	Three Months Ended	Reserves for the	Reserves as at
	December 31, 2002	March 31, 2003	March 31, 2003	Current Quarter	March 31, 2003

Property Specialty	$54.1	$(13.4)	$(3.4)	$33.5	$70.8
Property Catastrophe	32.5	(5.7)	(3.5)	3.3	26.6
Qualifying Quota Share	33.9	(0.2)	(3.2)	22.5	53.0
Other Specialty	9.0	1.0	—	6.9	16.9

Total	$129.5	$(18.3)	$(10.1)	$66.2	$167.3

      The first quarter of 2003 includes approximately $18.3 million of positive development of net losses incurred during 2002, $3.7 million relating to case reserves and the remainder relating to a release of IBNR. In total, positive prior period development benefited the loss ratio in the quarter by approximately 10%.

      The positive development during the three months ended March 31, 2003 of losses incurred during 2002 primarily resulted from the following:

•	In the Property Specialty Category, reported losses on 2002 occurrences during the three months ended March 31, 2003 decreased by $1.6 million. Both the frequency and severity of reported losses were significantly less than the assumed reporting pattern of losses established for this line of business at December 31, 2002. The reduction in reported losses during the quarter, combined with the increasing weight placed on our actual experience, has led to the reduction in ultimate losses of $13.4 million or 9% of the total reserve balance at December 31, 2002.

•	Property Catastrophe net loss and loss adjustment expense reserves as at December 31, 2002, included approximately $28 million in respect of the European Floods which occurred in August 2002, and Hurricane Lili which occurred in October 2002. The remainder of the Property Catastrophe loss reserve balance at December 31, 2002 related to several smaller identified loss events and several proportional contracts. During the three months ended March 31, 2003, our share of the losses reported by ceding companies as at December 31, 2002 declined by $2.1 million. The remainder of the positive development in the quarter was due to a reduction in anticipated ultimate losses, driven largely by the specific declines in our share of reported losses.

•	Due to the potential variability in ultimate premiums and the limited availability of underlying loss information with the QQS business, our actuaries selected an expected loss ratio based on a review of the information supplied by cedents and applied it to projected premiums. During the three months ended March 31, 2003, we reduced our expected gross loss ratio, which resulted in a reduction of $1.8 million in gross loss and loss adjustment expense reserves. After taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, net loss and loss adjustment expense reserves reduced by $0.2 million for the three months ended March 31, 2003.

•	Based on the information provided to management by cedents and a review of our attachment point levels, we increased our expected loss ratio during the quarter resulting in an increase of $1.0 million in net loss and loss adjustment expense reserves for our Other Specialty business.

      At March 31, 2003, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Critical Accounting Policy later in this section.

      Other than the matters described above, we did not make any significant changes in assumptions used in our reserving process during the three months ended March 31, 2003. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2003 and 2002 was $183.6 million and $15.0 million, respectively. Management’s best estimate of a range of likely outcomes around the estimate at March 31, 2003 is between $197.9 million and $166.3 million.

      Management has determined that the best estimate for net loss and loss adjustment expense reserves at March 31, 2003 and 2002 was $167.3 million and $14.4 million, respectively. Management’s best estimate of a range of likely outcomes around this estimate at March 31, 2003 is between $180.8 million and $151.5 million.

      The following are management’s best estimate of the range of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross loss and loss adjustment expense reserves at March 31, 2003

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$65.7	$71.6	$75.2
Property Catastrophe	24.2	26.6	28.6
Qualifying Quota Share	60.8	68.5	71.7
Other Specialty	15.6	16.9	22.4

Total	$166.3	$183.6	$197.9

Net loss and loss adjustment expense reserves at March 31, 2003

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$65.0	$70.8	$74.5
Property Catastrophe	24.2	26.6	28.6
Qualifying Quota Share	46.7	53.0	55.3
Other Specialty	15.6	16.9	22.4

Total	$151.5	$167.3	$180.8

      A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the Company’s policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information.

The ranges above have been actuarially determined based primarily on industry loss experience. It is conceivable that in view of the high attachment points of most of our business that there could be no increase in the reserve for losses already incurred at March 31, 2003, and in addition that there may be no further losses reported. Therefore, the IBNR element of the above reserve ranges could turn out to be minimal. By contrast, a minimal amount of new loss advices could cause our ultimate incurred losses to significantly exceed the high end of the reserve ranges.

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

      General and administrative expenses for the periods indicated consisted of the following: ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Fixed expenses, excluding stock options	$5.9	$2.4
Bonus accrual	0.6	0.2
Performance Unit Plan accrual	1.4	0.4
Fair value of stock options expense	1.0	1.2

Total General and Administrative expenses	$8.9	$4.2

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

      The cost or amortized cost, gross unrealized gains and losses, and carrying values of our investments as at March 31, 2003 were as follows ($ in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
Investments	Cost	Gains	Losses	Fair Value

Fixed maturity investments	$1,535,755	$32,745	$1,017	$1,567,483
Equity investment (unquoted)	60,758	2,933	—	63,691

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

Capital Resources

      The Company’s shareholders’ equity at March 31, 2003 was $1,356.6 million, of which $194.2 million was retained earnings. The Company’s capital base has grown since December 31, 2002 as a result of an increase in net earned premium and the low level of losses incurred.

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

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). Under the Insurance Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the three months ended March 31, 2003 and 2002, Montpelier Re satisfied these requirements.

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

Investments

      The table below shows the aggregate amounts of investments available for sale, equity investment and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at	As at
	March 31, 2003	December 31, 2002

Investments available for sale, at fair value	$1,567,483	$1,354,845
Equity investment, unquoted, at estimated fair value	63,691	63,691
Cash and cash equivalents, at fair value	106,982	162,925

Total Invested Assets	$1,738,156	$1,581,461

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

      The Company has invested a total of £40.0 million (or $60.8 million) in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). At March 31, 2003, Montpelier Re held approximately 7% of Aspen on an undiluted basis and approximately 6% on a fully diluted basis.

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

      Our actuaries use a combination of the following methods in determining our loss and loss adjustment expense reserves:

      The Reported Loss Development Method is a widely used actuarial technique for estimating ultimate losses. This method analyzes the reporting pattern for a body of losses over time and uses that pattern to predict future reported incurred losses. The selected reporting pattern is used to create loss development factors which are multiplied by reported losses to date to produce ultimate loss estimates. Due to our limited operating history, we do not have our own historical reporting patterns. Therefore, we have relied on selected industry reporting patterns for similar classes of business.

      The Expected Loss Ratio Method assumes that ultimate losses vary proportionately with premiums. Ultimate losses are calculated by multiplying the selected expected loss ratio by the total amount of premium. The method is independent of actual loss experience. This method is particularly useful in the early stages of development for an underwriting year or when limited historical or current loss information is available.

      The Bornheutter-Ferguson Reported Method is a combination of the Reported Loss Development Method and the Expected Loss Ratio Method. Estimates of losses incurred but not yet reported are based on an expected loss ratio assumption. The expected loss ratio is modified to the extent that reported losses to date differ from what would be expected based on the selected loss reporting pattern. This method gives more weight to the actual reported loss experience as the underwriting period matures.

      Based on the characteristics of each line of business and the amount of loss information available, our actuaries weight the reliance on each reserving methodology. The methods and assumptions used by our actuaries to estimate loss reserves produce a point estimate by class, and we consider these point estimates to be management’s best estimate of reserves. The Company considers these point estimates as its best estimates because the selections of expected loss ratios and expected reporting patterns which underlie the estimates are based on the most current information available to management. We have used these point estimates in establishing our reserve for loss and loss adjustment expenses. For each line of business, we have produced a range around management’s best point estimate by selecting upward and downward percentage variation bounds around the ultimate loss ratio.

      Having regard to the limited amount of loss information available due to our short operating history and the low frequency and high severity nature of many of our contracts, management uses the following methodology in determining a range: (1) selection of downward and upward percentage variation bounds around the ultimate loss selection for each class; and (2) establishment of the width of the range around our best point estimate based on management’s estimate of the potential variability for each class and the reporting pattern assumptions.

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

Outlook

      In general, in 2003 we have experienced premium rate levels that are more stable than in 2002 for the “short-tail” insurance and reinsurance products that we write. In addition, premium rate levels are comparable to those of 2002 levels and we expect both of these trends to continue for the remainder of 2003. Prices for the specific reinsurance contracts we write continue to be affected primarily by the supply of, and demand for, capacity in the global reinsurance market which is driven by: (1) the continued decline in the U.S. and global equity markets; (2) significant reserve strengthening in insurance and reinsurance companies; (3) poor investment performance; and (4) rating agency downgrades of competitors. While we believe that overall price levels are currently favorable for reinsurers and better than they have been in many years, capital provided by newly-formed reinsurers or additional capital raised by existing reinsurers may increase the supply of reinsurance capacity which could impact negatively the prices that we receive for the products we write.

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

Recent Accounting Pronouncement

      The Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) an interpretation of ARB No. 51 “Consolidated Financial Statements” in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. The financial statements included with the Company’s December 31, 2002 Form 10-K were prepared on a combined basis as a result of the fact that Montpelier Re’s and the Company’s bye-laws include certain restrictions relating to the election of directors of Montpelier Re. The Company adopted FIN 46 in the first quarter of 2003. The impact of adoption of FIN 46 is that the Company’s financial statements are now prepared on a consolidated basis instead of on a combined basis. There is no impact on the Company’s net income or shareholders’ equity as presented in these consolidated financial statements as a result of the adoption of FIN 46.

Summary of Critical Accounting Policies

      The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations as their application requires management to make the most significant judgments.

      Other significant accounting policies that we use to prepare our consolidated financial statements are included in Note 2 to the December 31, 2002 Combined Financial Statements included in the Company’s filing on Form 10-K.

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

      Our actuaries use a combination of the following methods in determining our loss and loss adjustment expense reserves:

      The Reported Loss Development Method is a widely used actuarial technique for estimating ultimate losses. This method analyzes the reporting pattern for a body of losses over time and uses that pattern to predict future reported incurred losses. The selected reporting pattern is used to create loss development factors which are multiplied by reported losses to date to produce ultimate loss estimates. Due to our limited operating history, we do not have our own historical reporting patterns. Therefore, we have relied on selected industry reporting patterns for similar classes of business.

      The Expected Loss Ratio Method assumes that ultimate losses vary proportionately with premiums. Ultimate losses are calculated by multiplying the selected expected loss ratio by the total amount of premium. The method is independent of actual loss experience. This method is particularly useful in the early stages of development for an underwriting year or when limited historical or current loss information is available.

      The Bornheutter-Ferguson Reported Method is a combination of the Reported Loss Development Method and the Expected Loss Ratio Method. Estimates of losses incurred but not yet reported are based on an expected loss ratio assumption. The expected loss ratio is modified to the extent that reported losses to date differ from what would be expected based on the selected loss reporting pattern. This method gives more weight to the actual reported loss experience as the underwriting period matures.

      Based on the characteristics of each line of business and the amount of loss information available, our actuaries weight the reliance on each reserving methodology. The methods and assumptions used by our actuaries to estimate loss reserves produce a point estimate by class, and we consider these point estimates to be management’s best estimate of reserves. The Company considers these point estimates as its best estimates because the selections of expected loss ratios and expected reporting patterns which underlie the estimates are based on the most current information available to management. We have used these point estimates in establishing our reserve for loss and loss adjustment expenses. For each line of business, we have produced a range around management’s best point estimate by selecting upward and downward percentage variation bounds around the ultimate loss ratio.

      Having regard to the limited amount of loss information available due to our short operating history and the low frequency and high severity nature of many of our contracts, management uses the following methodology in determining a range: (1) Selection of downward and upward percentage variation bounds around the ultimate loss selection for each class; and (2) establishment of the width of the range around our best point estimate based on management’s estimate of the potential variability for each class and the reporting pattern assumptions.

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

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q/A (the “Evaluation Date”), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

      Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995.

      This Form 10-Q/A contains, and the Company may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

      Important events that could cause the actual results to differ include, but are not necessarily limited to: our short operating history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the impact of terrorist activities on the economy; our reliance on reinsurance brokers; the impact of currency exchange rates and interest rates on our investment results; competition in the reinsurance industry and rating agency policies and practices. The Company’s forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. These and other events that could cause actual results to differ are discussed in detail in “Risk Factors” contained in Item 1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 6.	Exhibits and Reports on Form 8-K

A.     Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Bye-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003, (incorporated herein by reference to Exhibit 4.5 to the Company’s Form 10-Q for the three months ended March 31, 2003).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and Benfield Group plc, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003, (incorporated herein by reference to Exhibit 4.5 to the Company’s Form 10-Q for the three months ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003, (incorporated herein by reference to Exhibit 4.5 to the Company’s Form 10-Q for the three months ended March 31, 2003).
4.5	Third Amendment to the Share Purchase Warrant, dated as of March 31, 2003, between the Registrant and White Mountains Insurance Group Ltd., Banc of America Securities LLC, and Benfield Holdings Limited (incorporated herein by reference to Exhibit 4.5 to the Company’s Form 10-Q for the three months ended March 31, 2003).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.8	Credit Agreement, dated as of December 12, 2001, among the Registrant and Various Financial Institutions, as amended by Amendment Agreement, dated as of December 26, 2001, by Second Amendment Agreement, dated as of June 17, 2002 and by Third Amendment Agreement, dated as of August 1, 2002 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)) and by Fourth Amendment Agreement, dated as of December 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed on April 8, 2003).
10.9	Share Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.10	Performance Unit Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.11	Standby Letter of Credit Agreement, among the Registrant and Fleet National Bank, dated as of February 26, 2002 (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002).
10.12	Standby Letter of Credit Agreement, among the Registrant and Barclays Bank PLC, dated as of November 21, 2002 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2002).
10.13	Service Agreement, dated as of March 18, 2003, between K. Thomas Kemp and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002).
99.1	Officer Certifications for the Three Months Ended March 31, 2003 pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this report.

B.     Current Reports on Form 8-K

(a) Current Report on Form 8-K filed on January 15, 2003, under Items 7 and 9 thereof, relating to the Company’s issuance of a press release on the 2003 renewal season.

(b) Current Report on Form 8-K filed on February 7, 2003, under Items 7 and 9 thereof, relating to the Company’s preliminary financial results for the year ended December 31, 2002 and providing revised guidance for 2003.

(c) Current Report on Form 8-K filed on February 28, 2003, under Items 5 and 7 thereof, relating to the Company’s financial results for the year ended December 31, 2002.

(d) Current Report on Form 8-K filed on March 21, 2003, under Item 9 thereof, relating to officer certifications.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ ANTHONY TAYLOR

Name: Anthony Taylor
Title: President and Chief Executive Officer

June 18, 2003

Date

By:	/s/ NEIL MCCONACHIE

Name: Neil McConachie

Title:	Financial Controller and Treasurer

(chief accounting officer)

June 18, 2003

Date

CERTIFICATIONS

I, Anthony Taylor, President and Chief Executive Officer of Montpelier Re Holdings Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Montpelier Re Holdings Ltd.;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ANTHONY TAYLOR

Name: Anthony Taylor
Title: President and Chief Executive Officer
(principal executive officer)

Date: June 18, 2003

I, K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Montpelier Re Holdings Ltd.;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ K. THOMAS KEMP

Name: K. Thomas Kemp
Title: Chief Financial Officer
(principal financial officer)

Date: June 18, 2003