Form 10-Q
period 2003-06-30
MONTPELIER RE HOLDINGS LTD
filed 2003-07-30
CIK 1165880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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

      As of July 28, 2003, the Registrant had 63,392,600 common voting shares outstanding, with a par value of  1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Fixed maturities, at fair value (amortized cost: 2003 — $1,579,627; 2002 — $1,322,256)	$1,616,911	$1,354,845
Equity investments, at fair value (cost: $13,899)	14,029	—
Equity investment, unquoted, at estimated fair value (cost: $60,758)	63,691	63,691

Total investments	1,694,631	1,418,536
Cash and cash equivalents, at fair value	211,871	162,925
Unearned premium ceded	33,694	3,752
Reinsurance premiums receivable	331,673	147,208
Funds withheld	1,668	20,507
Deferred acquisition costs	76,253	44,881
Reinsurance recoverable	12,218	16,656
Accrued investment income	15,869	13,057
Deferred financing costs	985	1,325
Other assets	3,724	5,071

Total Assets	$2,382,586	$1,833,918

LIABILITIES
Loss and loss adjustment expense reserves	203,534	146,115
Unearned premium	435,604	241,000
Reinsurance balances payable	26,548	2,448
Investment trades pending	78,881	34,280
Long-term debt	150,000	150,000
Accounts payable, accrued expenses and other liabilities	13,850	7,540

Total Liabilities	$908,417	$581,383

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding 63,392,600 shares	106	106
Additional paid-in capital	1,128,391	1,126,435
Accumulated other comprehensive income	38,925	35,567
Retained earnings	306,747	90,427

Total Shareholders’ Equity	1,474,169	1,252,535

Total Liabilities and Shareholders’ Equity	$2,382,586	$1,833,918

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of United States Dollars, except share amounts)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(Unaudited)
REVENUES
Gross premiums written	$194,082	$136,339	$560,645	$340,018
Reinsurance premiums ceded	(7,388)	(4,528)	(41,655)	(18,848)

Net premiums written	186,694	131,811	518,990	321,170
Change in net unearned premiums	(12,303)	(50,377)	(159,944)	(203,125)

Net premiums earned	174,391	81,434	359,046	118,045
Net investment income	11,715	10,848	23,399	18,621
Net realized gains on investments	4,650	1,013	9,331	1,497
Net foreign exchange gains (losses)	(1,539)	474	(180)	334

Total Revenues	189,217	93,769	391,596	138,497

EXPENSES
Loss and loss adjustment expenses	30,157	38,975	77,847	53,342
Acquisition costs	33,851	14,707	74,849	21,174
General and administrative expenses	11,930	5,873	20,814	10,113
Interest on long-term debt	802	1,118	1,767	2,113

Total Expenses	76,740	60,673	175,277	86,742

Income before taxes	112,477	33,096	216,319	51,755
Income tax recovery	(2)	—	(1)	—

NET INCOME	$112,479	$33,096	$216,320	$51,755

COMPREHENSIVE INCOME
Net income	$112,479	$33,096	$216,320	$51,755
Other comprehensive income	4,224	23,493	3,358	9,901

Comprehensive income	$116,703	$56,589	$219,678	$61,656

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	63,392,600	52,440,000	63,392,600	52,440,000
Diluted	67,777,956	52,603,995	66,810,881	52,447,200
Basic earnings per common share	$1.77	$0.63	$3.41	$0.99

Diluted earnings per common share	$1.66	$0.63	$3.24	$0.99

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003 and 2002
(Expressed in thousands of United States Dollars)

	2003	2002

	(Unaudited)
Common voting shares
Balance — beginning and end of period	$106	$87

Additional paid-in-capital
Balance — beginning of period	1,126,435	920,306
Direct equity offering expenses	(170)	(220)
Compensation recognized under stock option plan	2,126	2,454

Balance — end of period	1,128,391	922,540

Accumulated other comprehensive income
Balance — beginning of period	35,567	1,878
Net change in currency translation adjustments	8	—
Net change in unrealized gains on investments	4,826	9,901
Net change in unrealized loss on hedging transaction	(1,476)	—

Balance — end of period	38,925	11,779

Retained earnings (accumulated deficit)
Balance — beginning of period	90,427	(61,618)
Net income	216,320	51,755

Balance — end of period	306,747	(9,863)

Total Shareholders’ Equity	$1,474,169	$924,543

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Expressed in thousands of United States Dollars)

	2003	2002

	(Unaudited)
Cash flows provided by operating activities:
Net income	$216,320	$51,755
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	6,827	1,399
Depreciation	405	—
Compensation recognized under stock option plan	2,126	2,454
Net realized gains on fixed maturities	(9,331)	(1,497)
Amortization of deferred financing costs	340	340
Net change in currency translation adjustments	8	—
Change in:
Unearned premium ceded	(29,942)	(11,599)
Reinsurance premiums receivable	(184,465)	(181,740)
Funds withheld	18,839	—
Deferred acquisition costs	(31,372)	(34,937)
Reinsurance recoverable	4,439	(5,255)
Accrued investment income	(2,812)	(9,836)
Other assets	1,188	(260)
Loss and loss adjustment expense reserves	57,420	58,425
Unearned premium	194,604	214,724
Reinsurance balances payable	24,100	—
Accounts payable, accrued expenses and other liabilities	5,064	2,087
Amount due to affiliates	—	(324)
Interest accrued on long-term debt	(231)	664

Net cash provided by operating activities	273,527	86,400

Cash flows used in investing activities:
Purchases of fixed maturities	(948,329)	(1,126,442)
Purchases of equity investments	(13,899)	—
Proceeds from sale and maturity of fixed maturities	738,063	763,297
Purchases of equipment	(246)	—

Net cash used in investing activities	(224,411)	(363,145)

Cash flows provided by (used in) financing activities:
Issue of common shares	—	26,000
Amount paid to affiliate for overpayment of subscription	—	(250)
Direct equity offering expenses	(170)	(9,892)

Net cash provided by (used in) financing activities	(170)	15,858

Increase (decrease) in cash and cash equivalents	48,946	(260,887)
Cash and cash equivalents — Beginning of period	162,925	350,606

Cash and cash equivalents — End of period	$211,871	$89,719

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

      The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of the operations and cash flows for the full fiscal year or subsequent quarters. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Securities Lending

      The Company participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral is required at a rate of 102-105% of the market value of the loaned securities, depending on the type of collateral used. The Company does not have any securities on loan at June 30, 2003.

3.     Reinsurance

      During the six months ended June 30, 2003, the Company purchased retrocessional protection on its own account for the direct insurance and facultative reinsurance programs and the property reinsurance programs, excluding most other specialty lines. For certain pro-rata contracts, including quota share contracts, the subject direct insurance contracts will carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reinsurance recoverable includes the Company’s share of balances due from reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments are recorded in the period they are determined. The earned reinsurance premiums ceded were $11.7 million and $7.2 million for the six months ended June 30, 2003 and 2002, respectively. Total recoveries netted against loss and loss adjustment expenses was $(3.8) million and $5.3 million for the six months ended June 30, 2003 and 2002, respectively.

      The Company remains liable in the event that ceding companies, and the Company, are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. There are no such provisions recorded at June 30, 2003 or 2002.

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

5.     Earnings Per Share

      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Basic earnings per common share:
Net income available to common shareholders	$112,479	$33,096
Weighted average common shares outstanding — Basic	63,392,600	52,440,000

Basic earnings per common share	$1.77	$0.63

Diluted earnings per common share:
Net income available to common shareholders	$112,479	$33,096
Weighted average common shares outstanding — Basic	63,392,600	52,440,000
Dilutive effect of warrants	3,590,734	153,313
Dilutive effect of share options	794,622	10,682

Weighted average common and common equivalent shares outstanding — Diluted	67,777,956	52,603,995

Diluted earnings per common and common equivalent share	$1.66	$0.63

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Basic earnings per common share:
Net income available to common shareholders	$216,320	$51,755
Weighted average common shares outstanding — Basic	63,392,600	52,440,000

Basic earnings per common share	$3.41	$0.99

Diluted earnings per common share:
Net income available to common shareholders	$216,320	$51,755
Weighted average common shares outstanding — Basic	63,392,600	52,440,000
Dilutive effect of warrants	2,899,244	6,731
Dilutive effect of share options	519,037	469

Weighted average common and common equivalent shares outstanding — Diluted	66,810,881	52,447,200

Diluted earnings per common and common equivalent share	$3.24	$0.99

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

      The following table sets forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):

Gross Premiums Written by Line

	Three Months		Three Months
	Ended		Ended
	June 30, 2003		June 30, 2002

Property Specialty	$71.5	36.9%	$51.2	37.6%
Property Catastrophe	89.5	46.1	29.6	21.7
Qualifying Quota Share	8.6	4.4	37.7	27.7
Other Specialty	24.4	12.6	17.8	13.0

Total	$194.0	100.0%	$136.3	100.0%

Gross Premiums Written by Line

	Six Months		Six Months
	Ended		Ended
	June 30, 2003		June 30, 2002

Property Specialty	$169.0	30.1%	$86.8	25.5%
Property Catastrophe	240.4	42.9	108.7	32.0
Qualifying Quota Share	78.0	13.9	111.5	32.8
Other Specialty	73.2	13.1	33.0	9.7

Total	$560.6	100.0%	$340.0	100.0%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months		Three Months
	Ended		Ended
	June 30, 2003		June 30, 2002

USA and Canada	$107.1	55.2%	$35.2	25.8%
Japan	26.1	13.4	13.5	9.9
Western Europe, excluding the United Kingdom and Ireland	21.6	11.1	1.5	1.1
Worldwide(1)	15.1	7.8	83.6	61.3
Worldwide, excluding USA and Canada(2)	8.3	4.3	0.3	0.2
Others (2.0% or less)	15.8	8.2	2.2	1.7

Total	$194.0	100.0%	$136.3	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Six Months		Six Months
	Ended		Ended
	June 30, 2003		June 30, 2002

USA and Canada	$240.2	42.8%	$94.2	27.7%
Worldwide(1)	189.0	33.7	196.0	57.7
Western Europe, excluding the United Kingdom and Ireland	31.4	5.6	6.6	1.9
Japan	27.7	4.9	16.6	4.9
United Kingdom and Ireland	24.0	4.3	5.0	1.5
Worldwide, excluding USA and Canada(2)	20.5	3.7	9.4	2.8
Others (2.0% or less)	27.8	5.0	12.2	3.5

Total	$560.6	100.0%	$340.0	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts and substantial amounts of other lines of business are world wide in nature, with the majority of business related to North America and Europe.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

	Three Months		Three Months
	Ended		Ended
	June 30, 2003		June 30, 2002

Guy Carpenter	$62.7	36.6%	$29.3	21.5%
Aon Re Worldwide	38.2	22.3	12.3	9.0
Benfield(1)	35.4	20.7	41.4	30.4
Willis Group(1)	14.7	8.6	35.0	25.7
Other brokers	20.2	11.8	18.3	13.4

Total brokers	171.2	100.0%	136.3	100.0%

Direct (no broker)	22.8		—

Total	$194.0		$136.3

	Six Months		Six Months
	Ended		Ended
	June 30, 2003		June 30, 2002

Guy Carpenter	$138.6	26.7%	$64.5	19.0%
Benfield(1)	137.0	26.4	115.8	34.1
Willis Group(1)	97.5	18.8	88.7	26.1
Aon Re Worldwide	80.3	15.5	37.2	10.9
Other brokers	64.9	12.6	33.8	9.9

Total brokers	518.3	100.0%	340.0	100.0%

Direct (no broker)	42.3		—

Total	$560.6		$340.0

(1)	Includes QQS gross premiums written.

7.     Long-Term Debt

      As part of the Company’s formation and funding, the Company entered into a three-year term loan agreement with Bank of America, N.A. and a syndicate of commercial banks, with an aggregate borrowing limit of $150.0 million. As at June 30, 2003 and 2002, the Company had borrowed all $150.0 million under this facility. The term loan agreement requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a tangible net worth covenant and a maximum leverage covenant, and has a final maturity date of December 12, 2004. The facility also restricts the payment of dividends. The Company has been in compliance with all covenants throughout the six months ended and as at June 30, 2003 and 2002.

      The interest rate was fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. From April 21, 2003, the rate was fixed at 1.32% plus a 75bp margin (50 bp margin from May 16, 2003) until July 21, 2003. The Company incurred interest expense for the six months ended June 30, 2003 and 2002 of $1,767 and $2,113, respectively, at an average annual interest rate of 2.33% and 2.77%, respectively, and paid interest of $1,964 and $1,176, respectively.

      In order to hedge the interest rate risk of the loan, the Company entered into an interest rate swap contract, which became effective April 22, 2003 and expires on December 12, 2004, the last day of the term-

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan facility. Under the terms of the interest rate swap contract, the Company pays interest at a fixed rate of 1.88% plus a margin dependent on leverage, and receives interest at a variable rate equal to the offshore LIBOR rate.

8.     Related Parties

      The Company’s Chairman is also the Chairman of the Board of Directors of White Mountains Insurance Group, which beneficially owns 22.9% and 27.2% of the Company as at June 30, 2003 and 2002, respectively. The Company’s Chief Financial Officer is also a Director of White Mountains Insurance Group and a director of Amlin, one of the Company’s qualifying quota share cedents.

      Four directors, including the Company’s Chairman, are employed by White Mountains Insurance Group.

      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are included in net investment income. The Company incurred an average fee of 0.17% and 0.20% for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the Company expensed investment management fees of approximately $1,367 and $1,018, respectively, and has recorded an amount payable for these services of $1,380 and $510, respectively. The Company’s Chairman of the Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is either general manager or investment manager of various funds which own less than 5% of the Company.

      In January 2002, the Company entered into an agreement with Remetrics, a subsidiary of Benfield Holdings Limited, which beneficially owns 4.5% of the Company, at June 30, 2003 for the provision of certain risk management services. This agreement was no longer in place at December 31, 2002. As a result of this agreement, the Company accrued approximately $650 for the six months ended June 30, 2002 for risk management services.

      In the ordinary course of business, the Company entered into four reinsurance agreements with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance Group, during the six months ended June 30, 2002. The Company has received $683 in aggregate annual premiums from these contracts to June 30, 2003. The Company also entered into one reinsurance agreement with OneBeacon Insurance Group during the six months ended June 30, 2003 and will receive approximately $1.2 million in aggregate premiums for this contract.

      For the six months ended June 30, 2003, $37.9 million was recorded in gross premiums written under the Company’s reinsurance arrangements with Aspen Re, the Company’s unquoted equity investment in which the Company has a 7% interest on an undiluted basis and a 6% interest on a diluted basis. These arrangements cover mainly property and casualty risks.

      In addition, the Company pays brokerage commissions on business brought in by Benfield. The Company believes these commissions are consistent with commissions paid to other brokers in the ordinary course of business and totaled $7.6 million and $5.3 million for the six months ended June 30, 2003 and 2002, respectively.

9.     Commitments and Contingencies

Letters of Credit

      In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. The Company has made arrangements with Fleet National Bank for the provision of a standby letter of credit in a

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

form acceptable to Lloyd’s in an amount of up to $250.0 million. Letters of credit outstanding under the Fleet facility at June 30, 2003 were approximately $165.6 million (£100.2 million) and were secured by investments of approximately $182.1 million.

      Effective June 20, 2003, the Company entered into a new Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. Simultaneously, the previously existing Pledge Agreement with Fleet National Bank in favor of Lloyd’s QQS business was superceded by the Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility are now under the new facility agreement. There have not yet been any letters of credit issued under the new facility agreement in relation to U.S. ceding companies as at June 30, 2003.

      The Company has made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $100.0 million. Letters of credit outstanding at June 30, 2003 under the Barclay’s facility were approximately $21.1 million and were secured by investments of approximately $23.2 million.

      There were no letters of credit outstanding at June 30, 2002.

Credit Facilities

      On December 12, 2001, the Company obtained a $50.0 million revolving loan facility from a syndicate of lenders, with the Company and its subsidiaries as borrowers and guarantors. The facility is for general corporate purposes, and requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a tangible net worth covenant and a maximum leverage covenant. At June 30, 2003 and 2002, no amounts had been drawn down under this facility.

10.     Shareholders’ Equity

      On June 25, 2003, certain shareholders of the Company agreed to effect a secondary offering of 8,050,000 common shares. Certain original investors sold an average of 24.4% of their holdings, which increased the public ownership of the Company’s shares by 12.7%. The secondary offering did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offering but was required to pay offering expenses of approximately $1.0 million which are included in general and administrative expenses for the six months ended June 30, 2003.

11.     Statutory Requirements

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the six months ended June 30, 2003 and 2002, Montpelier Re satisfied these requirements.

      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for both periods ended June 30, 2003 and 2002.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Subsequent Event

      On July 9, 2003, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission for an offering of up to $200 million in Senior Notes. The terms of the Senior Notes will be finalized prior to the closing of the offering. Net proceeds of the offering will be used to repay amounts outstanding under the Company’s existing term loan facility and for other general corporate purposes. The Company’s existing term loan facility is due in December 2004 and currently bears interest at LIBOR plus an applicable margin which is effectively hedged into a fixed rate of 2.38% through an interest rate swap agreement which will terminate upon repayment of the debt. At June 30, 2003 the fair value of the interest rate swap amounted to a liability of $1.5 million and is included on the balance sheet as a component of other liabilities. Following this offering, we also intend to terminate our existing revolving credit facility. There are currently no amounts outstanding under this facility.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2003 and 2002 and financial condition as at June 30, 2003. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto and with our audited combined financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

      This discussion contains forward-looking statements that are not historical facts including statements about the Company’s beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those described in Part II Item 5 of this report, and therefore undue reliance should not be placed on them.

Subsequent Event — Debt Offering

      On July 9, 2003, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission for an offering of up to $200 million in Senior Notes. The terms of the Senior Notes will be finalized prior to the closing of the offering. Net proceeds of the offering will be used to repay amounts outstanding under the Company’s existing term loan facility and for other general corporate purposes. The Company’s existing term loan facility is due in December 2004 and currently bears interest at LIBOR plus an applicable margin which is effectively hedged into a fixed rate of 2.38% through an interest rate swap agreement which will terminate upon repayment of the debt. At June 30, 2003 the fair value of the interest rate swap amounted to a liability of $1.5 million and is included on the balance sheet as a component of other liabilities. Following this offering, we also intend to terminate our existing revolving credit facility. There are currently no amounts outstanding under this facility.

Results of Operations

      Some comparisons between the three and six months ended June 30, 2003, and the same periods in 2002 may not be meaningful as we only commenced operations on December 16, 2001, and the three months ended June 30, 2002 was only our second complete quarter of operations. We did not have our full complement of underwriters in place until the end of the second quarter of 2002 and, therefore, we were unable to fully participate in renewal business for the first six months of 2002.

For the Three Months Ended June 30, 2003 and 2002

      The $79.4 million increase in net income during the three months ended June 30, 2003 compared to the same period in 2002 was primarily the result of the following factors:

•	An increase in net premiums earned of $92.9 million, due to the significant growth in premiums written of $57.7 million, as discussed below, combined with the continued earning of our premiums written during 2002; and

•	The relatively low levels of catastrophe/large loss frequency during the three months ended June 30, 2003.

      The following table summarizes our financial results for the periods indicated ($ in millions):

	Three Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Net premiums earned	$174.3	$81.4
Net investment income and net foreign exchange gains (losses)	10.2	11.3
Net realized gains on fixed maturity investments	4.6	1.0
Loss and loss adjustment expenses	(30.1)	(39.0)
Acquisition costs	(33.8)	(14.7)
General and administrative expenses	(11.9)	(5.8)
Interest on long-term debt	(0.8)	(1.1)

Net income	$112.5	$33.1
Basic earnings per common share	$1.77	$0.63

Diluted earnings per common share	$1.66	$0.63

Gross Premiums Written

      Details of gross premiums written by line of business and by geographic area of risks insured are provided below ($ in millions):

Gross Premiums Written by Line

	Three Months		Three Months
	Ended		Ended
	June 30, 2003		June 30, 2002

Property Specialty	$71.5	36.9%	$51.2	37.6%
Property Catastrophe	89.5	46.1	29.6	21.7
Qualifying Quota Share	8.6	4.4	37.7	27.7
Other Specialty	24.4	12.6	17.8	13.0

Total	$194.0	100.0%	$136.3	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months		Three Months
	Ended		Ended
	June 30, 2003		June 30, 2002

USA and Canada	$107.1	55.2%	$35.2	25.8%
Japan	26.1	13.4	13.5	9.9
Western Europe, excluding the United Kingdom and Ireland	21.6	11.1	1.5	1.1
Worldwide(1)	15.1	7.8	83.6	61.3
Worldwide, excluding USA and Canada(2)	8.3	4.3	0.3	0.2
Others (2.0% or less)	15.8	8.2	2.2	1.7

Total	$194.0	100.0%	$136.3	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts and other amounts of other lines of business are worldwide in nature, with the majority of business related to North America and Europe.

      Overall, the increase in gross premiums written during the quarter ended June 30, 2003, as compared to the same period in 2002 is primarily due to increased market penetration resulting from having our full underwriting team in place, combined with our ability to capitalize on market opportunities because of our enhanced market reputation resulting from the completion of our first year of operations. We continued to experience stable premium rate levels across the major classes of business that we specialize in during the quarter. In addition, there has been a substantial increase in our written line sizes and in the average signing percentages during the 2003 quarter.

      The proportion of property catastrophe gross premiums written as a percentage of total gross premiums written continues to be higher during the three months ended June 30, 2003 than we expect it to be for the remainder of the year because proportionally higher volumes of property catastrophe business are traditionally written in the first and second quarters, as compared to other quarters in the fiscal year. Other lines of business are written throughout the year, with the least amount of premiums being written during the fourth quarter.

      The premium levels on a dollar basis for QQS business in 2003 are expected to be less than in 2002, and they will be a lower percentage of our total gross premiums written, although ultimate premiums written will depend on the volume of premiums actually written by the syndicates. During the quarter ended June 30, 2003 we received new information which indicated a decrease in the estimated premiums for the 2002 and 2003 underwriting years compared to the estimated premiums based on the information available at March 31, 2003.

      We expect to write a larger amount of casualty reinsurance in 2004 versus 2003 due to improving terms and conditions of casualty reinsurance contracts. In 2004, we may also write professional indemnity casualty reinsurance, predominantly medical malpractice and errors and omissions business, on an excess of loss basis, which will be included in the Other Specialty category.

      For the three months ended June 30, 2003, $18.9 million was recorded in gross premiums written under our reinsurance arrangements with Aspen Re, a company in which we have a 7% interest on an undiluted basis and a 6% interest on a diluted basis. These arrangements cover mainly property and casualty risks.

      We recorded an insignificant amount of reinstatement premiums during the three months ended June 30, 2003 and 2002. The lack of reinstatement premiums continues to be due to the minimal amount of reported losses during these periods. In the remainder of 2003, we would expect to record greater levels of reinstatement premiums as additional losses are notified, consistent with our loss estimates discussed below.

Reinsurance Premiums Ceded

      Reinsurance premiums ceded for the three months ended June 30, 2003 and 2002 were $7.4 million and $4.5 million, respectively. Reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate accounted for ($11.5) million and $4.5 million, respectively, of the reinsurance premiums ceded during the three months ended June 30, 2003 and 2002. The negative balance during the three months ended June 30, 2003 is the result of the receipt of new information which indicated that the expected premiums will be lower than previous forecasts. This has correspondingly reduced our inuring reinsurance premiums related to these programs. Based on additional information received from the ceding companies, we also reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates. As part of our reinsurance arrangements with Aspen Re we also recorded $5.5 million of reinsurance premiums ceded during the three months ended June 30, 2003. The remainder of the reinsurance premiums ceded during the quarter ended June 30, 2003 of $13.4 million relates to the purchase of retrocessional protection on our own account for our direct insurance and facultative reinsurance programs and our property reinsurance programs, excluding most Other Specialty lines. We did not purchase retrocessional protection on our own account during 2002; and the reinsurance premiums ceded for the whole of 2002 were attributable solely to the reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate. We may purchase further retrocessional protection for our own account in 2003.

Net Premiums Earned

      Net premiums earned for the three months ended June 30, 2003 and 2002 were $174.3 million and $81.4 million, respectively. Approximately one-third of net premiums earned during the quarter relates to the 2002 underwriting year and the remainder to business written in 2003. Net premiums earned will continue to lag net premiums written until the level of premiums written stabilizes at a constant level year on year. As our gross premiums written continues to increase, our premiums earned continues to catch up with our gross premiums written, which has resulted in an earned premium to written premium ratio of 89.9% for the three months ended June 30, 2003, compared to 59.7% for the same period in 2002. In addition, we continue to write a minority of our business, including some underlying business contained in the QQS contracts, on a risks attaching basis, for which premiums are generally earned over a longer period. These factors combined continue to result in an acceleration of earned premium throughout the remaining quarters of 2003.

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

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Loss ratio	17.3%	47.9%
Expense ratio	26.2%	25.2%

Combined ratio	43.5%	73.1%

      Loss and loss adjustment expenses were $30.1 million and $39.0 million for the three months ended June 30, 2003 and 2002, respectively. Reinsurance recoveries of $(3.5) million and $4.6 million were netted against loss and loss adjustment expenses for the three months ended June 30, 2003 and 2002, respectively. Reinsurance recoveries for the three months ended June 30, 2003 related to QQS, the direct and facultative business written and the property reinsurance programs, excluding most other specialty lines. Reinsurance recoveries for the three months ended June 30, 2002 related to QQS business written only. We paid net losses of $6.9 million and $nil for the three months ended June 30, 2003 and 2002, respectively.

      The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios	Net Loss Ratios
	Three Months Ended	Three Months Ended
	June 30, 2003(1)	June 30, 2002(2)

Property Specialty	18.6%	65.4%
Property Catastrophe	6.0	15.5
Qualifying Quota Share	44.4	77.6
Other Specialty	17.9	27.4

Overall Ratio	17.3%	47.9%

(1)	The overall gross loss ratio for the three months ended June 30, 2003 was 14.4%.

(2)	The overall gross loss ratio for the three months ended June 30, 2002 was 47.9%.

      The variation in loss ratios between the second quarter of 2003 compared to the second quarter of 2002 results from the fact that in 2002 we did not have the benefit of prior years’ loss history on which to base our loss reserve analysis and, accordingly, we relied more heavily on industry experience and professional judgment to estimate our loss and loss adjustment expense reserves. As our business continues to develop into 2003, we have supplemented industry information with our own specific experience in our actuarial analysis which has led to reduced projections of ultimate losses. We experienced very little loss activity during the second quarter of 2003, despite significant original market losses from U.S. weather systems in the South and Mid-West, such as CAT 85, Wind-Hail in Texas, and CAT 88, Tornadoes in the Mid-West. This light catastrophe activity resulted in a net reported loss ratio for the quarter of 8% and, when combined with reductions in prior year loss estimates, has resulted in a net loss ratio of 17.3% for the three months ended June 30, 2003, compared to the net loss ratio for the three months ended June 30, 2002 of 47.9%.

      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business between December 31, 2002 and June 30, 2003 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

				Paid Losses on
		Change in Prior	Change in Prior	Prior Year	Addition of
		Year Estimate	Year Estimate	Reserves for the	Reserves for the
	Gross Reserves	During the	During the	Six Months	Six Months	Gross Reserves
	at December 31,	First Quarter of	Second Quarter of	Ended June 30,	Ended June 30,	at June 30,
	2002	2003	2003	2003	2003	2003

Property Specialty	$54.1	$(13.4)	$(4.2)	$(6.2)	$49.5	$79.8
Property Catastrophe	32.5	(5.7)	(8.0)	(3.6)	15.3	30.5
Qualifying Quota Share	50.5	(1.8)	(3.6)	(4.4)	33.0	73.7
Other Specialty	9.0	1.0	(3.9)	(0.1)	13.5	19.5

Total	$146.1	$(19.9)	$(19.7)	$(14.3)	$111.3	$203.5

Net Loss and Loss Adjustment Expense Reserves

				Paid Losses on
		Change in Prior	Change in Prior	Prior Year	Addition of
		Year Estimate	Year Estimate	Reserves for the	Reserves for the
	Net Reserves at	During the	During the	Six Months	Six Months	Net Reserves
	December 31,	First Quarter of	Second Quarter of	Ended June 30,	Ended June 30,	at June 30,
	2002	2003	2003	2003	2003	2003

Property Specialty	$54.1	$(13.4)	$(4.2)	$(6.2)	$49.5	$79.8
Property Catastrophe	32.5	(5.7)	(8.0)	(3.6)	15.3	30.5
Qualifying Quota Share	33.9	(0.2)	1.9	(4.4)	30.3	61.5
Other Specialty	9.0	1.0	(3.9)	(0.1)	13.5	19.5

Total	$129.5	$(18.3)	$(14.2)	$(14.3)	$108.6	$191.3

      The second quarter of 2003 includes approximately $14.2 million of positive development of net losses from the prior year. Positive prior period development benefited the net loss ratio in the quarter by approximately 8.0%.

      The positive development during the three months ended June 30, 2003 of losses incurred during 2002 primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for the prior year decreased by $4.2 million during the quarter. The majority of this decrease resulted from a decrease of $1.8 million in reported losses on one claim in the property direct and facultative class. In addition, both the frequency and severity of reported losses were significantly less than the assumed reporting pattern established for this line of business at December 31, 2002. The reduction in actual losses, combined with the increasing weight placed on our actual experience as the prior year matures, has led to the reduction in ultimate losses for the quarter.

•	For the Property Catastrophe category, estimated net losses for the prior year decreased significantly during the quarter. We initially estimated our reserves for the European floods which occurred in August 2002 and Hurricane Lili which occurred in October 2002 based on a combination of a review of potentially exposed contracts and the use of an estimated market share applied to projected industry losses. Based on the limited development observed to date for these events, we have reduced our ultimate loss estimates during the quarter. Additionally, the level of reported losses from our proportional catastrophe business has been significantly lower than our initial assumptions. As a result of these factors, our estimated net losses decreased by $8.0 million in the quarter.

•	Due to the potential variability in ultimate premiums and the limited availability of underlying loss information with the QQS business, our actuaries selected an expected loss ratio based on a review of the information supplied by cedents. Additionally, since we do not receive report dates for losses on the underlying business, we must allocate the underwriting year results to accident periods using assumptions regarding the premium earning pattern. During the three months ended June 30, 2003, based on additional information received from the ceding companies, we reduced our expected gross loss ratio for the prior year, which resulted in a reduction of $3.6 million in estimated gross ultimate loss and loss adjustment expenses for the quarter. Offsetting this however, based on additional information received from the ceding companies, we also reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates. This resulted in a $1.9 million increase in net losses for the prior year.

•	Reported losses for the Other Specialty category remained unchanged during the quarter. The lack of development in the quarter combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction of $3.9 million in prior period losses.

      Other than the matters described above, we did not make any significant changes in assumptions used in our reserving process during the three months ended June 30, 2003. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

Net Foreign Exchange Gains (Losses)

      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains resulting from the receipt of premium installments in foreign currencies.

Underwriting Expenses

      Underwriting expenses consist of acquisition costs and general and administrative expenses. Acquisition costs and general and administrative expenses were $45.7 million and $20.5 million for the three months ended June 30, 2003 and 2002, respectively, representing expense ratios of 26.2% and 25.2%, respectively. General and administrative expenses are comprised of fixed expenses which include costs for salaries and benefits, stock options and office and risk management expenses. Variable general and administrative expenses include expenses related to our performance unit plan and bonuses. Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. As our premiums continue to increase in 2003 as anticipated, acquisition costs will also increase as these costs vary directly with the level of premiums written.

      Our premiums earned are increasing at a more rapid pace than general and administrative expenses, but were offset by the increase in the profit commission accrual to some extent. The accrual for profit commission increased by $6.1 million during the three months ended June 30, 2003, which is included in acquisition costs. Profit commission was not required to be accrued for the three months ended June 30, 2002. Depending on the development of incurred losses in upcoming quarters, we may be required to record additional profit commission. The expense ratio for the three months ended June 30, 2003 would have been 22.7% excluding the effect of profit commission.

      The increase in general and administrative expenses between the second quarter of 2003 and the second quarter of 2002 relates to an increase in fixed expenses consisting of increased employment costs, premises and office expenses, consistent with the increase in staff numbers. We may be required to employ additional resources and occupy additional office space as our business grows. In addition, in the three months ended June 30, 2003 we incurred costs related to our shareholders’ secondary offering of 8,050,000 common shares in the amount of $1.0 million, which are included in general and administrative expenses. The performance unit plan expense for the three months ended June 30, 2003 was higher than the same period in 2002 as the 2003 period includes an accrual for both the 2002-2004 performance period and the 2003-2005 performance period. In addition, our book value at June 30, 2002 was used in estimating the 2002 period expense, compared to the use in the 2003 period of our June 30, 2003 share price, which is significantly higher than the June 30, 2002 book value. Other factors could also affect the expense ratio, including the mix of business written and the amount of acquisition costs incurred.

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002

Fixed expenses, excluding stock options	$7.1	$4.0
Bonus accrual	0.5	0.3
Performance Unit Plan accrual	3.2	0.3
Fair value of stock options expense	1.1	1.2

Total General and Administrative expenses	$11.9	$5.8

      For the three months ended June 30, 2003 and 2002, acquisition costs incurred were $33.8 million and $14.7 million, respectively, which were principally due to brokerage commissions for our insurance and reinsurance contracts of $16.1 million and $10.4 million respectively, as well as commissions paid to ceding insurers and other costs of $17.7 million and $4.3 million, respectively.

      Acquisition costs as a percentage of premiums earned, excluding reinsurance and profit commission, were 15.9% and 18.1% for the three months ended June 30, 2003 and 2002, respectively. The 2003 ratio is slightly lower as a result of the lower proportion of QQS business written which traditionally has higher acquisition costs, as described above.

Net Investment Income

      Net investment income for the three months ended June 30, 2003 and 2002 was $11.7 million and $10.8 million, respectively. Net investment income is primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $4.1 million and $0.5 million, respectively, and investment management and custodian fees of $0.7 million and $0.57 million, respectively, for the three months ended June 30, 2003 and 2002. Investment management fees are paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged are consistent with those that would be charged by a non-related party.

      Because we provide short-tail insurance and reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, it is possible that we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and to provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government bonds, corporate bonds and mortgage-backed and asset-backed securities.

      Based on the weighted average monthly investments held, and including net unrealized gains of $5.7 million and $23.5 million for the three months ended June 30, 2003 and 2002, respectively, the total investment return was 1.3%, and 2.4%, respectively. In 2003, as expected, our investment income has increased as a result of our larger capital base, driven by positive cash flow consistent with the low level of paid claims, offset somewhat by lower interest rates.

      We did not experience any other than temporary impairment charges relating to our portfolio of investments for the three months ended June 30, 2003 and 2002.

Interest on Long-Term Debt

      For the three months ended June 30, 2003 and 2002, interest expensed relating to the $150.0 million outstanding balance on our term loan facility was $0.8 million and $1.1 million, respectively, representing an average rate of 2.12% and 2.93%, respectively. The interest rate was fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. From April 21, 2003, the rate was fixed at 1.32% plus a 75bp margin (50 bp margin from May 16, 2003) until July 21, 2003. In order to hedge the interest rate risk of the loan, the Company entered into an interest rate swap contract, which became effective April 22, 2003 and expires on December 12, 2004, the last day of the term-loan facility. Under the terms of the interest rate swap contract, the Company pays interest at a fixed rate of 1.88% plus a margin dependent on leverage, and receives interest at a variable rate equal to the offshore LIBOR rate.

      We paid interest expense for the three months ended June 30, 2003 and 2002 of $1.0 million and $0.3 million, respectively.

Net Realized Gains on Investments

      Net realized gains on investments for the three months ended June 30, 2003 and 2002 were $4.6 million and $1.0 million, respectively, which were due to gains realized from the sale of fixed maturity investments.

Comprehensive Income

      Comprehensive income for the three months ended June 30, 2003 and 2002 were $116.7 million and $56.6 million respectively, which includes the $112.5 million and $33.1 million of net income described above, $5.7 million and $23.5 million, respectively, of net change in unrealized gains on fixed maturity and equity investments and currency translation adjustments, and $1.5 million and $nil of net change in unrealized loss on the hedging transaction.

For the Six Months Ended June 30, 2003 and 2002

      We ended the second quarter of 2003 with a fully converted book value per share (which is a non-GAAP measure as defined below) of $22.42, an increase of $4.91 from June 30, 2002. This increase of 28.0% was primarily caused by the following factors:

•	An increase in gross premiums written as discussed below, combined with a more than corresponding increase in net premiums earned, as gross premiums written in 2002 and 2003 continue to earn; and

•	Relatively low levels of catastrophe/large loss frequency during the calendar year 2002, continuing into the first six months of 2003.

      The following table summarizes our book values per common share as at the periods indicated:

	As at	As at
	June 30, 2003	June 30, 2002

Book value per share(1)	$23.25	$17.63
Fully converted book value per share(2)	$22.42	$17.51

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	This is a non-GAAP measure, based on total shareholders’ equity plus the assumed proceeds from the exercise of dilutive options and warrants in the amount of $168.1 million, divided by fully converted shares outstanding of 73,261,760 shares for 2003 and 60,779,160 shares for 2002. The Company believes this to be the best single measure of the return made by its shareholders as it takes into account the effect of all dilutive securities.

      The following table summarizes our financial results for the periods indicated ($ in millions):

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Net premiums earned	$359.0	$118.0
Net investment income and net foreign exchange gains (losses)	23.2	19.0
Net realized gains on fixed maturity investments	9.3	1.5
Loss and loss adjustment expenses	(77.8)	(53.3)
Acquisition costs	(74.8)	(21.2)
General and administrative expenses	(20.8)	(10.1)
Interest on long-term debt	(1.8)	(2.1)

Net income	$216.3	$51.8
Basic earnings per common share	$3.41	$0.99

Diluted earnings per common share	$3.24	$0.99

Gross Premiums Written

      Details of gross premiums written by line of business and by geographic area of risks insured are provided below ($ in millions):

Gross Premiums Written by Line

	Six Months		Six Months
	Ended		Ended
	June 30, 2003		June 30, 2002

Property Specialty	$169.0	30.1%	$86.8	25.5%
Property Catastrophe	240.4	42.9	108.7	32.0
Qualifying Quota Share	78.0	13.9	111.5	32.8
Other Specialty	73.2	13.1	33.0	9.7

Total	$560.6	100.0%	$340.0	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Six Months		Six Months
	Ended		Ended
	June 30, 2003		June 30, 2002

USA and Canada	$240.2	42.8%	$94.2	27.7%
Worldwide(1)	189.0	33.7	196.0	57.7
Western Europe, excluding the United Kingdom and Ireland	31.4	5.6	6.6	1.9
Japan	27.7	4.9	16.6	4.9
United Kingdom and Ireland	24.0	4.3	5.0	1.5
Worldwide, excluding USA and Canada(2)	20.5	3.7	9.4	2.8
Others (2.0% or less)	27.8	5.0	12.2	3.5

Total	$560.6	100.0%	$340.0	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts and other amounts of other lines of business are worldwide in nature, with the majority of business related to North America and Europe.

      Overall, the increase in gross premiums written during the six months ended June 30, 2003, as compared to the same period in 2002 is primarily due to increased market penetration resulting from having our full underwriting team in place, combined with our ability to capitalize on market opportunities because of our enhanced market reputation resulting from the completion of our first year of operations. We continue to experience continued stable premium rate levels across the major classes of business that we specialize in during the six months ended June 30, 2003. In addition, there has been a substantial increase in our written line sizes and in the average signing percentages during the first six months of 2003.

      The proportion of property catastrophe gross premiums written as a percentage of total gross premiums written continues to be higher during the six months ended June 30, 2003 than we expect it to be for the remainder of the year because proportionally higher volumes of property catastrophe business are traditionally written in the first and second quarters, as compared to other quarters in the fiscal year. Other lines of business are written throughout the year, with the least amount of premiums being written during the fourth quarter.

      The premium levels on a dollar basis for QQS business in 2003 are expected to be less than in 2002, and they will be a lower percentage of our total gross premiums written, although ultimate premiums written will depend on the volume of premium actually written by the syndicates. During the six months ended June 30, 2003 we received new information which indicated a decrease in the estimated premiums for the 2002 and 2003 underwriting years compared to the estimated premiums based on the information available at March 31, 2003.

      We expect to write a larger amount of casualty reinsurance in 2004 versus 2003 due to improving terms and conditions of casualty reinsurance contracts. In 2004, we may also write professional indemnity casualty reinsurance, predominantly medical malpractice and errors and omissions business, on an excess of loss basis, which will be included in the Other Specialty category.

      For the six months ended June 30, 2003, $37.9 million was recorded in gross premiums written under our reinsurance arrangements with Aspen Re, a company in which we have a 7% interest on an undiluted basis and a 6% interest on a diluted basis. These arrangements mainly cover mainly property and casualty risks.

      We recorded an insignificant amount of reinstatement premiums during the six months ended June 30, 2003 and 2002. The lack of reinstatement premiums continues to be due to the minimal amount of reported losses during these periods. In the remainder of 2003, we would expect to record greater levels of reinstatement premiums as additional losses are notified, consistent with our loss estimates discussed below.

Reinsurance Premiums Ceded

      Reinsurance premiums ceded for the six months ended June 30, 2003 and 2002 were $41.7 million and $18.8 million, respectively. Reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate accounted for $15.7 million and $18.8 million, respectively, of the reinsurance premiums ceded during the six months ended June 30, 2003 and 2002. This balance is lower than 2002 because during the six months ended June 30, 2003 we received new information which indicated that the expected premium will be lower than previous forecasts. This has correspondingly reduced our inuring reinsurance premiums related to these programs. Based on additional information received from the ceding companies, we also reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates. As part of our reinsurance arrangements with Aspen Re we also recorded $5.5 million of reinsurance premiums ceded during the six months ended June 30, 2003. The remainder of the reinsurance premiums ceded during the quarter ended June 30, 2003 of $20.5 million relates to the purchase of retrocessional protection on our own account for our direct insurance and facultative reinsurance programs and our property reinsurance programs, excluding most Other Specialty lines. We did not purchase retrocessional protection on our own account during 2002; and the reinsurance premiums ceded for the whole of 2002 were attributable solely to the reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate. We may purchase further retrocessional protection for our own account in 2003.

      Reinsurance premiums ceded for the QQS syndicates represented approximately 20.1% and 16.9% of gross premiums assumed from the QQS syndicates for the six months ended June 30, 2003 and 2002, respectively due to the mix of inuring reinsurance premium ceded from the three syndicates.

Net Premiums Earned

      Net premiums earned for the six months ended June 30, 2003 and 2002 were $359.0 million and $118.0 million, respectively. Approximately one-half of net premiums earned relates to the 2002 underwriting year and the remainder to business written in 2003. Net premiums earned will continue to lag net premiums written until the level of premiums written stabilizes at a constant level year on year. As our gross premiums written continues to increase, our earned premiums continue to catch up with our gross premiums written, which has resulted in an earned premium to written premium ratio of 64.0% for the six months ended June 30, 2003, compared to 34.7% for the same period in 2002. In addition, we continue to write a minority of our business, including some underlying business contained in the QQS contracts, on a risks attaching basis, for which premiums are generally earned over a longer period. These factors combined will continue to result in an acceleration of premiums earned throughout the remaining quarters of 2003.

Loss and Loss Adjustment Expenses

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Loss ratio	21.7%	45.2%
Expense ratio	26.6%	26.5%

Combined ratio	48.3%	71.7%

      Loss and loss adjustment expenses were $77.8 million and $53.3 million for the six months ended June 30, 2003 and 2002, respectively. Reinsurance recoveries of $(3.8) million and $5.3 million were netted against loss and loss adjustment expenses for the six months ended June 30, 2003 and 2002, respectively. Reinsurance recoveries for the six months ended June 30, 2003 related to QQS, the direct and facultative business written and the property reinsurance programs. Reinsurance recoveries for the six months ended June 30, 2002 related to QQS business written only. We paid net losses of $17.0 million and $nil for the six months ended June 30, 2003 and 2002, respectively.

      The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios	Net Loss Ratios
	Six Months Ended	Six Months Ended
	June 30, 2003(1)	June 30, 2002(2)

Property Specialty	26.3%	63.9%
Property Catastrophe	1.3	10.1
Qualifying Quota Share	53.2	74.6
Other Specialty	28.0	32.5
Overall Ratio	21.7%	45.2%

(1)	The overall gross loss ratio for the six months ended June 30, 2003 was 19.7%.

(2)	The overall gross loss ratio for the six months ended June 30, 2002 was 45.2%.

      The variation in loss ratios between the six months ended June 30, 2003 compared to the same period in 2002 results from the fact that in 2002 we did not have the benefit of prior years’ loss history on which to base our loss reserve analysis and, accordingly, we relied more heavily on industry experience and professional judgment to estimate our loss and loss adjustment expense reserves. As our business continues to develop into 2003, we have supplemented industry information with our own specific experience in our actuarial analysis which has led to reduced projections of ultimate losses. We experienced very little loss activity during the second quarter of 2003, despite significant original market losses from U.S. weather systems in the South and Mid-West, such as CAT 85, Wind-Hail in Texas, and CAT 88, Tornadoes in the Mid-West. We have benefited from a low level of catastrophe activity which, combined with reductions in the prior year loss estimates, has resulted in a loss ratio of 21.7% for the six months ended June 30, 2003, compared to the loss ratio for the six months ended June 30, 2002 of 45.2%.

      The six months ended June 30, 2003 includes approximately $32.5 million of positive development of net losses incurred during the prior year. Development of prior year losses benefited the net loss ratio in the six months by approximately 9.0%.

      The positive development during the six months ended June 30, 2003 of prior year losses primarily resulted from the following (refer to earlier table in Results of Operations for the Three Months Ended June 30, 2003 and 2002 — Loss and Loss Adjustment Expenses):

•	In the Property Specialty Category, reported losses on 2002 occurrences during the six months ended June 30, 2003 decreased by $0.7 million. Both the frequency and severity of reported losses were significantly less than the assumed reporting pattern of losses established for this line of business at December 31, 2002. The reduction in reported losses during the six months ended June 30, 2003, combined with the increasing weight placed on our actual experience, has led to the reduction in ultimate losses of $17.6 million or 13% of the total reserve balance at December 31, 2002.

•	Property Catastrophe net loss and loss adjustment expense reserves as at December 31, 2002, included approximately $28.0 million in respect of the European Floods which occurred in August 2002, and Hurricane Lili which occurred in October 2002. The remainder of the Property Catastrophe loss reserve balance at December 31, 2002 related to smaller loss events and several proportional contracts. During the six months ended June 30, 2003, the development of European Flood losses, Hurricane Lili losses and losses from our proportional catastrophe contracts has been significantly lower than our initial assumptions. These factors led to a reduction in net ultimate losses of $13.7 million during the six months ended June 30, 2003.

•	Due to the potential variability in ultimate premiums and the limited availability of underlying loss information with the QQS business, our actuaries selected an expected loss ratio based on a review of the information supplied by cedents and applied it to projected premiums. During the six months ended June 30, 2003, we reduced our expected gross loss ratio based on information provided by ceding companies, which resulted in a reduction of $5.4 million in gross loss and loss adjustment expense reserves. After taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, net loss and loss adjustment expense reserves increased by $1.7 million for the six months ended June 30, 2003.

•	The lack of development in the six months ended June 30, 2003, combined with the increasing weight placed on our actual experience in selecting a loss ratio, led to a decrease in our expected loss ratio attributable to the Other Specialty business during the six months ended June 30, 2003. The lower selected loss ratio resulted in a reduction of $2.9 million in net loss and loss adjustment expense reserves for our Other Specialty business.

      Other than the matters described above, we did not make any significant changes in assumptions used in our reserving process during the six months ended June 30, 2003. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

      At June 30, 2003, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Critical Accounting Policy later in this section.

      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at June 30, 2003 and 2002 was $203.5 million and $58.4 million, respectively.

      Management has determined that the best estimate for net loss and loss adjustment expense reserves at June 30, 2003 and 2002 was $191.3 million and $53.1 million, respectively.

      The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross loss and loss adjustment expense reserves at June 30, 2003

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$66.8	$79.8	$91.6
Property Catastrophe	25.3	30.5	34.7
Qualifying Quota Share	61.7	73.7	84.9
Other Specialty	16.4	19.5	22.5

Total	$170.2	$203.5	$233.7

Net loss and loss adjustment expense reserves at June 30, 2003

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$66.8	$79.8	$91.6
Property Catastrophe	25.3	30.5	34.7
Qualifying Quota Share	51.4	61.5	70.7
Other Specialty	16.4	19.5	22.5

Total	$159.9	$191.3	$219.5

      A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. It is conceivable that in view of the high attachment points of most of our business that there could be no increase in the reserve for losses already incurred at June 30, 2003, and in addition that there may be no further losses reported. Therefore, the IBNR element of the above reserve ranges could turn out to be minimal. By contrast, a minimal amount of new loss advices could cause our ultimate incurred losses to significantly exceed the high end of the reserve ranges. Additionally, the reporting lag associated with our proportional business, including the QQS contracts, further increases the uncertainty of our ultimate loss estimates.

Net Foreign Exchange Gains (Losses)

      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains resulting from the receipt of premium installments in foreign currencies.

Underwriting Expenses

      Acquisition costs and general and administrative expenses were $95.6 million and $31.3 million for the six months ended June 30, 2003 and 2002, respectively, representing expense ratios of 26.6% and 26.5%, respectively. As our premiums continue to increase in 2003 as anticipated, acquisition costs will also increase as these costs vary directly with the level of premiums written.

      Our premiums earned are increasing at a more rapid pace than general and administrative expenses, but were offset by the profit commission accrual to some extent. The accrual for profit commission increased by $11.1 million during the six months ended June 30, 2003, which is included in acquisition costs. Profit commission was not required to be accrued for the six months ended June 30, 2002. Depending on the development of incurred losses in upcoming quarters, we may be required to record additional profit commission. The expense ratio for the six months ended June 30, 2003 would have been 23.5% excluding the effect of profit commission.

      The increase in general and administrative expenses between the six months ended June 30, 2003 and the same period in 2002 relates to an increase in fixed expenses consisting of increased employment costs, premises and office expenses, consistent with the increase in staff numbers. We may be required to employ additional resources and occupy additional office space as our business grows. In addition, in the six months ended June 30, 2003 we incurred costs related to our shareholders’ secondary offering of 8,050,000 common shares in the amount of $1.0 million, which are included in general and administrative expenses. The performance unit plan expense for the six months ended June 30, 2003 was higher than the same period in 2002 as the 2003 period includes an accrual for both the 2002-2004 performance period and the 2003-2005 performance period. In addition, our book value at June 30, 2002 was used in estimating the 2002 period expense, compared to the use in the 2003 period of our June 30, 2003 share price, which is significantly higher than the June 30, 2002 book value. Other factors could also affect the expense ratio, including the mix of business written and the amount of acquisition costs incurred.

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Fixed expenses, excluding stock options	$13.0	$6.4
Bonus accrual	1.1	0.5
Performance Unit Plan accrual	4.6	0.7
Fair value of stock options expense	2.1	2.5

Total General and Administrative expenses	$20.8	$10.1

      For the six months ended June 30, 2003 and 2002, acquisition costs incurred were $74.8 million and $21.2 million, respectively, which were principally due to brokerage commissions for our insurance and reinsurance contracts of $42.0 million and $11.2 million respectively, as well as commissions paid to ceding insurers and other costs of $32.8 million and $10.0 million, respectively.

Net Investment Income

      Net investment income for the six months ended June 30, 2003 and 2002 was $23.4 million and $18.6 million, respectively. Net investment income is primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $6.7 million and $1.4 million, respectively, and investment management and custodian fees of $1.4 million and $1.1 million, respectively, for the six months ended June 30, 2003 and 2002. Investment management fees are paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged are consistent with those that would be charged by a non-related party.

      Based on the weighted average monthly investments held, and including net unrealized gains of $4.8 million and $9.9 million for the six months ended June 30, 2003 and 2002, respectively, the total investment return was 2.27%, and 2.92%, respectively. In 2003, as expected, our investment income has increased as a result of our larger capital base, driven by positive cash flow consistent with the low level of paid claims, offset somewhat by lower interest rates.

      We did not experience any other than temporary impairment charges relating to our portfolio of investments for the six months ended June 30, 2003 and 2002.

Interest on Long-Term Debt

      For the six months ended June 30, 2003 and 2002, interest expensed relating to the $150.0 million outstanding balance on our term loan facility was $1.8 million and $2.1 million, respectively, representing an average rate of 2.33% and 2.77%, respectively. The interest rate was fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. From April 21, 2003, the rate was fixed at 1.32% plus a 75bp margin (50 bp margin from May 16, 2003) until July 21, 2003. In order to hedge the interest rate risk of the loan, the Company entered into an interest rate swap contract, which became effective April 22, 2003 and expires on December 12, 2004, the last day of the term-loan facility. Under the terms of the interest rate swap contract, the Company pays interest at a fixed rate of 1.88% plus a margin dependent on leverage, and receives interest at a variable rate equal to the offshore LIBOR rate.

      We paid interest expense for the six months ended June 30, 2003 and 2002 of $2.0 million and $1.2 million, respectively.

Net Realized Gains on Investments

      Net realized gains on investments for the six months ended June 30, 2003 and 2002 were $9.3 million and $1.5 million, respectively, which were due to gains realized from the sale of fixed maturity investments.

Comprehensive Income

      Comprehensive income for the six months ended June 30, 2002 and 2002 were $219.7 million and $61.7 million respectively, which includes the $216.3 million and $51.8 million of net income described above, $4.8 million and $9.9 million, respectively, of net change in unrealized gains on fixed maturity and equity investments and currency translation adjustments, and $1.5 million and $nil of net change in unrealized loss on the hedging transaction.

      The cost or amortized cost, gross unrealized gains and losses, and carrying values of our investments as at June 30, 2003 were as follows ($ in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value or
Investments	Cost	Gains	Losses	Estimated Fair Value

Fixed maturity investments	$1,579,627	$38,183	$899	$1,616,911
Equity investments (quoted)	13,899	363	233	14,029
Equity investment (unquoted)	60,758	2,933	—	63,691

Financial Condition and Liquidity

      We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on debt facilities and dividends, if any. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. We have never declared or paid any cash dividends on our common shares. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

Capital Resources

      The Company’s shareholders’ equity at June 30, 2003 was $1,474.2 million, of which $306.7 million was retained earnings. The Company’s capital base has grown since December 31, 2002 primarily as a result of an increase in net premiums earned and the low level of losses incurred.

      We maintain two senior credit facilities with a syndicate of commercial banks. The credit facilities consist of a 364-day revolving credit facility with a $50.0 million borrowing limit and a three-year term loan facility with a $150.0 million aggregate borrowing limit. The $50.0 million revolving credit facility renews in December, 2003. As of June 30, 2003, we had borrowed $150.0 million under the term loan facility and had not accessed the revolving credit facility. These credit facilities contain various restrictions and covenants, which have all been met during the six months ended and as at June 30, 2003 and 2002. Currently, we can only pay dividends in an amount equal to 50% of our net income at the end of any quarter, excluding all extraordinary gains and losses. If we pay dividends in excess of this amount, we are required to simultaneously refund our debt in an amount equal to at least 43% of the excess dividend payment. This debt repayment would be used to pay any amounts owing under our term loan facility and then amounts outstanding under the revolving loan facility.

      On July 9, 2003, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission for an offering of up to $200 million in Senior Notes. The terms of the transaction will be finalized prior to the closing of the offering. Net proceeds of the offering will be used to repay amounts outstanding under the Company’s existing term loan facility and for other general corporate purposes. The Company’s existing term loan facility is due in December 2004 and currently bears interest at LIBOR plus an applicable margin which is effectively hedged into a fixed rate of 2.38% through an interest rate swap agreement which will terminate upon repayment of the debt. At June 30, 2003 the fair value of the interest rate swap amounted to a liability of $1.5 million and is included on the balance sheet as a component of other liabilities. Following the offering of Senior Notes, we also intend to terminate our existing revolving credit facility, thereby rendering inapplicable the covenants under the facilities described above. There are currently no amounts outstanding under this facility.

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the six months ended June 30, 2003 and 2002, Montpelier Re satisfied these requirements.

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

      In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. The Company has made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $250.0 million. Letters of credit outstanding under the Fleet facility at June 30, 2003 were approximately $165.6 million (£100.2 million) and were secured by investments of approximately $182.1 million. There were no letters of credit outstanding at June 30, 2002. Montpelier Re has the ability to provide sufficient unencumbered assets to support the standby letter of credit.

      Effective June 20, 2003, Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. Simultaneously, the previously existing Pledge Agreement with Fleet National Bank in favor of Lloyd’s QQS business was superceded by the Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility are now under the new facility agreement. There have not yet been any letters of credit issued under the new facility agreement in relation to U.S. ceding companies. We consider this letter of credit facility sufficient to support Montpelier Re’s estimated obligations for the next 12 months.

      The Company has made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $100.0 million. Letters of credit outstanding under this facility at June 30, 2003 under the Barclay’s facility were approximately $21.1 million and were secured by investments of approximately $23.2 million. Montpelier Re has the ability to provide sufficient unencumbered assets to support the standby letter of credit.

      There were no letters of credit outstanding at June 30, 2002.

Investments

      The table below shows the aggregate amounts of investments available for sale, equity investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at	As at
	June 30, 2003	December 31, 2002

Fixed maturities, available for sale, at fair value	$1,616,911	$1,354,845
Equity investments, at fair value	14,029	—
Equity investment, unquoted, at estimated fair value	63,691	63,691
Cash and cash equivalents, at fair value	211,871	162,925

Total Invested Assets	$1,906,502	$1,581,461

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

      The market value of our portfolio of fixed maturity investments comprises investment grade corporate debt securities (23%), U.S. government and agency bonds (60%) and mortgage-backed and asset-backed securities (17%). All of the fixed maturity investments currently held by us were publicly traded at June 30, 2003. Based on the weighted average monthly investments held, and including unrealized gains, our total return for the six months ended June 30, 2003 was 2.27%. The average duration of our invested asset portfolio was 1.93 years and the average rating of the portfolio was AA+ at June 30, 2003.

      We have invested a total of £40.0 million (or $60.8 million) in the common shares of Aspen, our unquoted investment. At June 30, 2003, Montpelier Re held approximately 7% of Aspen on an undiluted basis and approximately 6% on a fully diluted basis.

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

      A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the Company’s policies are characterized by high severity and low frequency. This limits the volume of industry claims experience available from which to reliably predict ultimate loss levels following a loss event. In addition, there always exists a reporting lag between a loss event taking place and the reporting of the loss to the Company, which can sometimes be several years, particularly on longer-tail classes of business such as casualty. During this period, additional facts and trends will be revealed and as these factors become apparent, reserves will be adjusted. These incurred but not reported losses are inherently difficult to predict. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for each catastrophic event and other case reserves are incorrect, possibly materially. This volatility will affect our results in the period that the loss occurs because GAAP does not permit reinsurers to reserve for such catastrophic events which may give rise to a claim, until they occur. As a result, no allowance for the provision of a contingency reserve to account for expected future losses can be recorded. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time.

      These factors require us to make significant assumptions when establishing loss and loss adjustment expense reserves. For losses which have been reported to the Company, we estimate our ultimate loss using the following: (1) claims reports from insureds; (2) our underwriters and management experience in setting claims reserves; and (3) the use of computer models where applicable. Since the Company has a limited amount of past loss experience, management supplements this information with industry data. This industry data may not match the risk profile of the Company, which introduces a further degree of uncertainty into the process. For losses which have been incurred but not reported, the reserving process is further complicated.

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

      Based on the characteristics of each line of business and the amount of loss information available, our actuaries weight the reliance on each reserving methodology. The methods and assumptions used by our actuaries to estimate loss reserves produce a point estimate by class, and we consider these point estimates to be management’s best estimate of reserves. The Company considers these point estimates as its best estimates because the selections of expected loss ratios and expected reporting patterns which underlie the estimates are based on the most current information available to management. We have used these point estimates in establishing our reserve for loss and loss adjustment expenses. For each line of business, we have produced a range around management’s best point estimate by judgmentally selecting upward and downward percentage variation bounds around the ultimate loss ratio.

      Having regard to the limited amount of loss information available due to our short operating history and low frequency and high severity nature of many of our contracts, management uses the following methodology in determining a range: (1) selection of downward and upward percentage variation bounds around the ultimate loss selection for each class; and (2) establishment of the width of the range around our best point estimate based on management’s estimate of the potential variability for each class and the reporting pattern assumptions.

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

      Loss and loss adjustment reserve estimates are regularly reviewed and updated, as new information becomes known to us. Any resulting adjustments are included in income in the period in which they become known. See discussion of Loss and Loss Adjustment Expenses in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 2003.

Cash Flows

      Cash flows for the six months ended June 30, 2003 and 2002. Cash flows from operations for the six months ended June 30, 2003 were $273.5 million compared to $86.4 million for the same period in 2002. This increase principally relates to a substantial increase in operating income in the 2003 period. Offsetting this increase is an increase in loss and loss adjustment expense reserves in excess of paid losses of $6.9 million. We invested a net amount of $224.2 million during the six months ended June 30, 2003, compared to $363.1 million during the same period in 2002. At June 30, 2003, we had a cash balance of $211.9 million.

      Our liquidity depends on operating, investing and financing cash flows as described below.

      Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments.

      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments and to pay interest on our long-term debt facility. We also use cash to pay for any premiums retroceded and any authorized share repurchases. In 2003 we have purchased specific retrocessional protection for our direct insurance and facultative reinsurance programs and our property reinsurance programs, excluding most other specialty lines. We may purchase further retrocessional protection for our own account in 2003. Our operating subsidiary since inception has produced sufficient cash flows to meet expected claim payments, pay operational expenses and purchase retrocessional protection.

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

      Certain business we write has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

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

      The market value of fixed maturity investments, our quoted and unquoted equity investments and our cash and cash equivalents balance was $1,906.5 million as at June 30, 2003, compared to $1,581.5 million at December 31, 2002. The primary cause of this increase was the receipt of $279.4 million in premiums net of acquisition costs; net investment income of $23.4 million, the change in net unrealized gains on investments of $4.8 million offset by an unrealized loss on hedging transaction of $1.5 million and paid claims of $4.2 million.

      We anticipate leasing additional office space in Bermuda later in 2003, and may incur additional related costs.

      For the period from inception until June 30, 2003, we have had sufficient cash flow from operations to meet our liquidity requirements. The cash generated from the private placement in 2001 and the successful completion of our IPO in October 2002, together with our credit facilities, and our positive operating results for 2002 and during the first six months of 2003 have provided us with sufficient liquidity to enable Montpelier Re to meet its Bermuda statutory requirements under the Act.

Outlook

      In general, for the first six months of 2003 we experienced premium rate levels which were less volatile than in 2002, but at comparable overall levels with 2002, for the “short-tail” insurance and reinsurance products that we write. We expect both of these trends to continue for the remainder of 2003. Although we believe certain areas are starting to see some competitive forces, overall rates remain healthy. While we believe that overall price levels are currently favorable for reinsurers, capital provided by newly-formed reinsurers and additional capital raised by existing reinsurers has increased the supply of reinsurance capacity which could impact negatively the prices that we receive for the products we write. It is possible that the current environment of light catastrophe losses, allied to a supply of capital, could lead to a reduction in prices of property catastrophe reinsurance products. Prices for the specific reinsurance contracts we write continue to be affected primarily by the supply of, and demand for, capacity in the global reinsurance market. Offsetting these trends is: (1) the decline in the U.S. and global equity markets; (2) significant reserve strengthening in insurance and reinsurance companies; (3) the current low interest rate environment, depressing investment performance; and (4) rating agency downgrades of competitors.

      Our financial results in 2003 continue to be affected positively by the unusually and relatively low frequency of large natural catastrophic events impacting our business. We would anticipate that we may be impacted in future periods on average by a higher frequency of large natural catastrophic events than those experienced in 2002 and into 2003. Such events could have a material adverse impact on our financial condition and results of operations. The worldwide property and casualty insurance and reinsurance industry continues to be highly competitive and some of our competitors possess significantly greater financial and other resources than we do. This competition could also affect our financial condition and results of operations.

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

      Loss and Loss Adjustment Expense Reserves. See “— Financial Condition and Liquidity — Loss and Loss Adjustment Expense Reserves.”

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

Currency

      We write a portion of our business and receive premiums and pay claims in currencies other than United States dollars and may maintain a small portion of our investment portfolio in investments denominated in currencies other than United States dollars. A portion of our loss reserves are also in non-United States currencies. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

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

      As at June 30, 2003, the impact on our portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.9% or approximately $31.9 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.9% or approximately $31.9 million.

      As at June 30, 2003, we held $276.9 million, or 14.5% of our total invested assets in mortgage-backed and asset-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

      Interest rate movements also affect the economic value of our long-term debt obligation. The interest rate was fixed at 2.59% for the period from October 21, 2002 until April 21, 2003. From April 21, 2003, the rate is fixed at 1.32% plus a 75 bp margin (50 bp margin from May 16, 2003) until July 21, 2003. The average interest rate for the six months ended June 30, 2003 was 2.59%. In order to hedge the interest rate risk of the loan, the Company entered into an interest rate swap contract with Bank of America, which becomes effective April 22, 2003 and expires on December 11, 2004, the last day of the term loan facility. Under the terms of the interest rate swap contract, the Company pays interest at a fixed rate of 1.88% plus a margin dependent on leverage, and receives interest at a variable rate equal to the offshore LIBOR rate. Following our planned offering of Senior Notes, we intend to repay all amounts outstanding under the term loan facility and terminate such facility and the related swap contract.

      Foreign Currency Risk. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At June 30, 2003 we do not have any outstanding forward foreign currency exchange contracts.

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

      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At June 30, 2003, all fixed maturity investments that we held were investment grade.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of the period end date relating to this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter nor were there any significant deficiencies or material weaknesses noted in the Company’s internal controls. As a result, no corrective action with regard to significant deficiencies and material weaknesses was taken.

PART II     OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) Our 2003 Annual General Meeting of Shareholders was held on May 20, 2003.

      (b) Proxies were solicited by our management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; there was no solicitation of opposition to our nominees listed in the proxy statement; the nominees for Class A Directors were re-elected for three-year terms as described in item (c)(1) below.

      (c) The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1) Proposal for Election of Class A Directors

Our Bye-laws provide for a classified Board of Directors, divided into three classes of approximately equal size. At the 2003 Annual General Meeting, the Shareholders elected four of our Directors as Class A Directors, who shall serve until our 2006 Annual General Meeting.

Nominee	Votes For	Votes Withheld

John J. (Jack) Byrne	53,881,055	1,084,031
Anthony Taylor	53,881,055	1,084,031
Allan W. Fulkerson	53,938,184	1,026,902
K. Thomas Kemp	53,881,055	1,084,031

(2) Proposal Regarding Election of Designated Company Directors for Montpelier Reinsurance Ltd., a wholly owned reinsurance company organized under the laws of Bermuda (“Montpelier Re”)

Bye-law 85 of the Company provides that the board of directors for Montpelier Re shall consist of persons who first have been appointed as designated company directors by a resolution at the Annual General Meeting of the Shareholders of the Company. The Board of the Company must then vote all shares of Montpelier Re owned by the Company to elect such designated company directors as Montpelier Re directors. At the 2003 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Montpelier Re directors.

Nominee	Votes For	Votes Withheld

Anthony Taylor	53,881,055	1,084,031
Thomas George Story Busher	53,881,055	1,084,031
C. Russell Fletcher, III	53,881,055	1,084,031

(3) Proposals Regarding Amendments to the Amended and Restated Bye-laws of the Company

The Board of Directors unanimously determined at its meeting held on February 28, 2003 that it is in the best interests of the Company and its Shareholders to make certain amendments to our Amended and Restated Bye-laws. Specifically, Shareholders were asked to consider amendments to Bye-laws 1, 6, 11, 16, 17, 19, 20, 21, 22, 23, 27, 31, 39, 41, 44, 48, 56, 62 and 64 of the Company. The nineteen Bye-law proposals appeared separately on the proxy card and were voted upon and approved separately by Shareholders. Following such approval, the Company filed its Amended and Restated Bye-laws on its current Report on Form 8-K dated May 20, 2003.

				Broker
Proposal	Votes For	Votes Against	Votes Withheld	Non-Vote

3a.
To Amend Bye-law 1	53,256,732	31,059	1,677,295	0
3b.
To Amend Bye-law 6	53,279,798	7,993	1,677,295	0
3c.
To Amend Bye-law 11	53,279,798	7,993	1,677,295	0
3d.
To Amend Bye-law 16	52,279,798	7,993	1,677,295	0
3e.
To Amend Bye-law 17	52,279,798	7,993	1,677,295	0
3f.
To Amend Bye-law 19	53,256,732	31,059	1,677,295	0
3g.
To Amend Bye-law 20	53,279,798	7,993	1,677,295	0
3h.
To Amend Bye-law 21	53,256,732	31,059	1,677,295	0
3i.
To Amend Bye-law 22	53,063,526	65,087	1,836,473	0
3j.
To Amend Bye-law 23	53,279,798	7,993	1,677,295	0
3k.
To Amend Bye-law 27	53,063,526	65,087	1,836,473	0
3l.
To Amend Bye-law 31	49,890,644	3,389,611	1,684,831	0
3m.
To Amend Bye-law 39	45,633,002	3,402,400	1,683,232	4,246,452
3n.
To Amend Bye-law 41	53,267,009	20,782	1,677,295	0
3o.
To Amend Bye-law 44	37,585,953	11,524,813	1,607,868	4,246,452
3p.
To Amend Bye-law 48	53,262,670	25,121	1,677,295	0
3q.
To Amend Bye-law 56	53,159,672	69,426	1,735,988	0
3r.
To Amend Bye-law 62	53,174,974	12,332	1,777,780	0
3s.
To Amend Bye-law 64	53,217,451	70,340	1,677,295	0

(4) Proposal Regarding Appointment of an Independent Auditor

Our Shareholders voted to approve the appointment of PricewaterhouseCoopers as our independent auditors for the 2003 fiscal year, and have authorized the Company’s Board of Directors to set their remuneration.

Votes For	Votes Against	Votes Withheld

53,263,355	26,035	1,675,696

Item 5.	Other Information

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

Item 6.	Exhibits and Reports on Form 8-K

A.     Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and Benfield Group plc, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.8	Credit Agreement, dated as of December 12, 2001, among the Registrant and Various Financial Institutions, as amended by Amendment Agreement, dated as of December 26, 2001, by Second Amendment Agreement, dated as of June 17, 2002 and by Third Amendment Agreement, dated as of August 1, 2002 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)) and by Fourth Amendment Agreement, dated as of December 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2003).
10.9	Share Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.10	Performance Unit Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.11	Standby Letter of Credit Agreement, among Montpelier Re and Fleet National Bank, dated as of February 26, 2002 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.12	Standby Letter of Credit Agreement, among Montpelier Re and Barclays Bank PLC, dated as of December 6, 2002 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.13	Service Agreement, dated as of March 18, 2003, between K. Thomas Kemp and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.14	Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Re and Fleet National Bank, dated June 20, 2003 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/ A dated June 25, 2003 (Registration No. 333-105896)).
31.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this report.

B.     Current Reports on Form 8-K

(a) Current Report on Form 8-K filed on April 8, 2003, under Items 5 and 7 thereof, relating to the filing of the Exhibit, the Fourth Amendment Agreement to the Credit Agreement.

(b) Current Report on Form 8-K filed on April 22, 2003, under Item 7 thereof, relating to the Company’s press release announcing expected first quarter 2003 diluted earnings per share amounts.

(c) Current Report on Form 8-K filed on May 1, 2003, under Items 7 and 9 thereof, announcing the Company’s results for the quarter ended March 31, 2003.

(d) Current Report on Form 8-K filed on May 22, 2003, under Items 5 and 7 thereof, filing as an Exhibit the Company’s Amended and Restated Bye-Laws.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ ANTHONY TAYLOR

Name: Anthony Taylor
Title: President and Chief Executive Officer

July 29, 2003

Date

By:	/s/ NEIL MCCONACHIE

Name: Neil McConachie

Title:	Financial Controller and Treasurer

(chief accounting officer)

July 29, 2003

Date