Form 10-Q
period 2003-09-30
MONTPELIER RE HOLDINGS LTD
filed 2003-11-10
CIK 1165880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      As of November 7, 2003, the Registrant had 63,392,600 common voting shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	September 30, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Fixed maturities, at fair value (amortized cost:
2003 — $1,862,386; 2002 — $1,322,256)	$1,900,586	$1,354,845
Equity investments, quoted, at fair value (cost: $26,035)	26,873	—
Equity investment, unquoted, at estimated fair value (cost: $60,758)	63,691	63,691

Total investments	1,991,150	1,418,536
Cash and cash equivalents, at fair value	227,512	162,925
Unearned premium ceded	26,839	3,752
Reinsurance premiums receivable	259,991	147,208
Funds withheld	3,760	20,507
Deferred acquisition costs	72,012	44,881
Reinsurance recoverable	7,595	16,656
Accrued investment income	14,271	13,057
Other assets	3,036	6,396

Total Assets	$2,606,166	$1,833,918

LIABILITIES
Loss and loss adjustment expense reserves	220,259	146,115
Unearned premium	411,759	241,000
Reinsurance balances payable	25,488	2,448
Investment trades pending	113,413	34,280
Debt	248,792	150,000
Accounts payable, accrued expenses and other liabilities	17,128	7,540

Total Liabilities	$1,036,839	$581,383

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding 63,392,600 shares	106	106
Additional paid-in capital	1,129,454	1,126,435
Accumulated other comprehensive income	42,028	35,567
Retained earnings	397,739	90,427

Total Shareholders’ Equity	1,569,327	1,252,535

Total Liabilities and Shareholders’ Equity	$2,606,166	$1,833,918

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of United States Dollars, except share amounts)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	(Unaudited)
REVENUES
Gross premiums written	$145,931	$193,736	$706,577	$533,754
Reinsurance premiums ceded	1,731	(20,861)	(39,924)	(39,709)

Net premiums written	147,662	172,875	666,653	494,045
Change in net unearned premiums	15,264	(66,379)	(144,681)	(269,504)

Net premiums earned	162,926	106,496	521,972	224,541
Net investment income	12,345	12,211	35,744	30,491
Net realized gains (losses) on investments	(3,009)	4,005	6,321	5,502
Net foreign exchange gains	2,077	334	1,897	1,009

Total Revenues	174,339	123,046	565,934	261,543

EXPENSES
Loss and loss adjustment expenses	35,097	69,031	112,944	122,373
Acquisition costs	32,352	20,404	107,201	41,578
General and administrative expenses	12,838	5,843	32,864	15,956
Interest expense	2,991	1,155	5,545	3,268

Total Expenses	83,278	96,433	258,554	183,175

Income before taxes	91,061	26,613	307,380	78,368
Income tax expense	69	50	68	50

NET INCOME	$90,992	$26,563	$307,312	$78,318

COMPREHENSIVE INCOME
Net income	$90,992	$26,563	$307,312	$78,318
Other comprehensive income	3,102	15,546	6,460	25,447

Comprehensive income	$94,094	$42,109	$313,772	$103,765

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	63,392,600	52,440,000	63,392,600	52,440,000
Diluted	67,779,249	53,129,393	67,132,234	52,523,970
Basic earnings per common share	$1.44	$0.51	$4.85	$1.49

Diluted earnings per common share	$1.34	$0.50	$4.58	$1.49

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2003 and 2002
(Expressed in thousands of United States Dollars)

	2003	2002

	(Unaudited)
Common voting shares
Balance — beginning and end of period	$106	$87

Additional paid-in-capital
Balance — beginning of period	1,126,435	920,306
Direct equity offering expenses	(170)	(233)
Compensation recognized under stock option plan	3,189	3,804

Balance — end of period	1,129,454	923,877

Accumulated other comprehensive income
Balance — beginning of period	35,567	1,878
Net change in currency translation adjustments	10	34
Net change in unrealized gains on investments	6,451	25,413

Balance — end of period	42,028	27,325

Retained earnings (accumulated deficit)
Balance — beginning of period	90,427	(61,618)
Net income	307,312	78,318

Balance — end of period	397,739	16,700

Total Shareholders’ Equity	$1,569,327	$967,989

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Expressed in thousands of United States Dollars)

	2003	2002

	(Unaudited)
Cash flows provided by operating activities:
Net income	$307,312	$78,318
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	10,977	2,130
Depreciation	628	184
Compensation recognized under stock option plan	3,189	3,804
Net realized gains on investments	(6,321)	(5,502)
Amortization of deferred financing costs	1,325	510
Unrealized foreign exchange gain	—	(1,497)
Net change in currency translation adjustments	10	—
Change in:
Unearned premium ceded	(23,087)	(15,991)
Reinsurance premiums receivable	(112,783)	(212,995)
Funds withheld	16,747	—
Deferred acquisition costs	(27,131)	(45,520)
Reinsurance recoverable	9,061	(10,604)
Accrued investment income	(1,214)	(9,032)
Other assets	1,812	(1,054)
Loss and loss adjustment expense reserves	74,144	132,491
Unearned premium	170,759	287,583
Reinsurance balances payable	23,040	—
Accounts payable, accrued expenses and other liabilities	9,588	4,163
Amount due to affiliates	—	(324)

Net cash provided by operating activities	458,056	206,664

Cash flows used in investing activities:
Purchases of fixed maturities	(1,647,847)	(1,417,206)
Purchases of equity investments	(45,305)	—
Proceeds from sale and maturity of fixed maturities	1,183,174	993,188
Proceeds from sale of equity investments	19,295	—
Payment on settlement of interest rate swap	(1,003)	—
Purchases of equipment	(405)	(1,842)

Net cash used in investing activities	(492,091)	(425,860)

Cash flows provided by (used in) financing activities:
Issue of common shares	—	26,000
Amount paid to affiliate for overpayment of subscription	—	(250)
Direct equity offering expenses	(170)	(9,928)
Repayment of long-term debt	(150,000)	—
Net proceeds received from issuance of Senior Notes	248,792	—

Net cash provided by financing activities	98,622	15,822

Increase (decrease) in cash and cash equivalents	64,587	(203,374)
Cash and cash equivalents — Beginning of period	162,925	350,606

Cash and cash equivalents — End of period	$227,512	$147,232

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars,
except share amounts or as where otherwise described)
(Unaudited)

1.     Basis of Presentation and Consolidation

      These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”). Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability, is the registered holder of certain types of securities, including United States equity securities, purchased as part of the overall Montpelier Re investment portfolio. On December 3, 2002, Montpelier Re established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes.

      The Company, through Montpelier Re, is a provider of global property and casualty reinsurance and insurance products.

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

2.     Securities Lending

      The Company participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $404.7 million and $nil in securities on loan at September 30, 2003 and 2002, respectively.

3.     Reinsurance

      During the nine months ended September 30, 2003, the Company purchased retrocessional protection for its own account for the direct insurance and facultative reinsurance programs and the property reinsurance programs, excluding most other specialty lines. For certain pro-rata contracts, including some quota share contracts, the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reinsurance recoverable includes the Company’s share of balances due from reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments are recorded in the period they are determined. The earned reinsurance premiums ceded were $16.5 million and $23.7 million for the nine months ended September 30, 2003 and 2002, respectively. Total recoveries netted against loss and loss adjustment expenses was $(8.8) million and $10.6 million for the nine months ended September 30, 2003 and 2002, respectively.

      The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. There are no such provisions recorded at September 30, 2003 or 2002.

4.     Recent Accounting Pronouncement

      The Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of ARB No. 51 “Consolidated Financial Statements” in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. The financial statements included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 were prepared on a combined basis as a result of the fact that Montpelier Re’s and the Company’s bye-laws include certain restrictions relating to the election of directors of Montpelier Re. The Company adopted FIN 46 in the first quarter of 2003. The impact of adoption of FIN 46 is that the Company’s financial statements are now prepared on a consolidated basis instead of on a combined basis. There is no impact on the Company’s net income or shareholders’ equity as presented in these consolidated financial statements as a result of the adoption of FIN 46.

5.     Earnings Per Share

      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Basic earnings per common share:
Net income available to common shareholders	$90,992	$26,563
Weighted average common shares outstanding — Basic	63,392,600	52,440,000

Basic earnings per common share	$1.44	$0.51

Diluted earnings per common share:
Net income available to common shareholders	$90,992	$26,563
Weighted average common shares outstanding — Basic	63,392,600	52,440,000
Dilutive effect of warrants	3,450,357	623,864
Dilutive effect of share options	936,292	65,529

Weighted average common and common equivalent shares outstanding — Diluted	67,779,249	53,129,393

Diluted earnings per common and common equivalent share	$1.34	$0.50

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Basic earnings per common share:
Net income available to common shareholders	$307,312	$78,318
Weighted average common shares outstanding — Basic	63,392,600	52,440,000

Basic earnings per common share	$4.85	$1.49

Diluted earnings per common share:
Net income available to common shareholders	$307,312	$78,318
Weighted average common shares outstanding — Basic	63,392,600	52,440,000
Dilutive effect of warrants	3,021,557	78,500
Dilutive effect of share options	718,077	5,470

Weighted average common and common equivalent shares outstanding — Diluted	67,132,234	52,523,970

Diluted earnings per common and common equivalent share	$4.58	$1.49

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

      The following table sets forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):

Gross Premiums Written by Line

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

Property Specialty	$100.2	68.6%	$81.4	42.0%
Property Catastrophe	51.1	35.0	44.3	22.9
Qualifying Quota Share	(35.6)	(24.4)	42.0	21.7
Other Specialty	30.3	20.8	26.0	13.4

Total	$146.0	100.0%	$193.7	100.0%

Gross Premiums Written by Line

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002

Property Specialty	$269.2	38.1%	$168.3	31.5%
Property Catastrophe	291.4	41.3	153.0	28.7
Qualifying Quota Share	42.5	6.0	153.5	28.8
Other Specialty	103.5	14.6	59.0	11.0

Total	$706.6	100.0%	$533.8	100.0%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the quarter ended September 30, 2003, the Company refined the classification of gross premiums written for certain pro-rata contracts for the nine months ended September 30, 2002 between the property specialty line and the property catastrophe and other specialty lines. There was no effect on total gross premiums written.

      Negative QQS premiums written for the quarter was due to the receipt of new information which indicated that the expected premiums for the QQS business for both the 2002 and 2003 underwriting years will be lower than previous forecasts.

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

USA and Canada	$108.1	74.0%	$86.2	44.5%
United Kingdom and Ireland	15.8	10.8	4.8	2.5
Worldwide, excluding USA and Canada (2)	5.0	3.4	0.5	0.3
Western Europe, excluding the United Kingdom and Ireland	4.3	2.9	13.1	6.7
Japan	3.5	2.4	4.5	2.3
Worldwide (1)	—	—	75.5	39.0
Others (2.5% or less)	9.3	6.5	9.1	4.7

Total	$146.0	100.0%	$193.7	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002

USA and Canada	$348.3	49.3%	$180.5	33.9%
Worldwide(1)	189.0	26.7	271.5	50.9
United Kingdom and Ireland	39.8	5.6	9.8	1.8
Western Europe, excluding the United Kingdom and Ireland	35.7	5.1	19.7	3.7
Japan	31.2	4.4	21.1	4.0
Worldwide, excluding USA and Canada(2)	25.5	3.6	9.9	1.9
Others (1.5% or less)	37.1	5.3	21.3	3.9

Total	$706.6	100.0%	$533.8	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

Gross Premiums Written by Broker

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

Aon Re Worldwide	$51.5	42.5%	$40.8	21.1%
Guy Carpenter	45.1	37.2	28.1	14.5
Willis Group (1)	13.5	11.1	41.7	21.5
Benfield (1)	(9.2)	(7.6)	45.8	23.6
Other brokers	20.2	16.8	37.3	19.3

Total brokers	121.1	100.0%	193.7	100.0%

Direct (no broker)	24.9		—

Total	$146.0		$193.7

Gross Premiums Written by Broker

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002

Guy Carpenter	$183.7	28.7%	$92.6	17.4%
Aon Re Worldwide	131.8	20.6	78.1	14.6
Benfield (1)	127.7	20.0	161.6	30.3
Willis Group (1)	111.0	17.4	130.4	24.4
Other brokers	85.1	13.3	71.1	13.3

Total brokers	639.3	100.0%	533.8	100.0%

Direct (no broker)	67.3		—

Total	$706.6		$533.8

(1)	Includes QQS gross premiums written.

7.     Credit Facilities and Debt

      As part of the Company’s formation and funding, the Company entered into a three-year term loan facility with Bank of America, N.A. and a syndicate of commercial banks, with an aggregate borrowing limit of $150.0 million. The Company borrowed $150.0 million under this facility at the Company’s formation. On August 4, 2003, using the net proceeds from the issuance of $250.0 million in Senior Notes (see below), the Company repaid the full amount under this facility. The term loan facility required that the Company and/or certain of its subsidiaries comply with specific covenants, including a tangible net worth covenant and a maximum leverage covenant, and had a final maturity date of December 12, 2004. The facility also restricted the payment of dividends. The Company was in compliance with all covenants during the time that the facility was in place.

      On December 12, 2001, the Company obtained a $50.0 million revolving loan facility from a syndicate of lenders, with the Company and its subsidiaries as borrowers and guarantors. The facility was for general

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate purposes, and required that the Company and/or certain of its subsidiaries maintained specific covenants, including a tangible net worth covenant and a maximum leverage covenant. No amounts had been drawn down under this facility which was cancelled concurrently with the repayment of the term loan facility on August 4, 2003.

      In order to hedge the interest rate risk of the loan, the Company entered into an interest rate swap contract, which became effective April 22, 2003 and was scheduled to expire on December 12, 2004, the maturity date of the term loan facility. Under the terms of the interest rate swap contract, the Company paid interest at a fixed rate of 1.88% plus a margin dependent on leverage, and received interest at a variable rate equal to the offshore LIBOR rate. Under the terms of the swap contract, the contract was cancelled simultaneously with the repayment of the term loan facility, resulting in a realized loss on termination of $1,003 which is included in realized gains (losses) on investments.

      The Company incurred interest expense for the term loan facility for the nine months ended September 30, 2003 and 2002 of $1,970 and $3,268, respectively, at an average annual interest rate of 2.2% and 2.9%, respectively, and paid interest of $2,773 and $2,298, respectively.

      On August 4, 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The net proceeds were used to repay the amount outstanding under the term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2004. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. The Company incurred $2.1 million in expenses related to the issuance of the Senior Notes, which have been expensed during the nine months ended September 30, 2003. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company must adhere.

8.     Related Parties

      The Company’s Chairman is also the Chairman of the Board of Directors of White Mountains Insurance Group, which beneficially owns 22.9% and 27.2% of the Company as at September 30, 2003 and 2002, respectively. The Company’s Chief Financial Officer is also a Director of White Mountains Insurance Group and a director of Amlin, one of the Company’s qualifying quota share cedents.

      Four directors, including the Company’s Chairman, are employed by White Mountains Insurance Group.

      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are included in net investment income. The Company incurred an average fee of 0.17% and 0.18% for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the Company expensed investment management fees of approximately $2.0 million and $1.5 million, respectively, and has recorded an amount payable for these services of $1.4 million and $0.5 million, respectively. The Company’s Chairman of the Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company.

      In January 2002, the Company entered into an agreement with Remetrics, a subsidiary of Benfield Holdings Limited, which beneficially owns 4.2% of the Company at September 30, 2003 for the provision of certain risk management services. This agreement was no longer in place at December 31, 2002. As a result of this agreement, the Company accrued approximately $650 for the nine months ended September 30, 2002 for risk management services.

      In the ordinary course of business, the Company entered into four reinsurance agreements with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance Group, during the nine months ended September 30, 2002. The Company received $0.7 million in aggregate annual premiums from these agreements to September 30, 2002. The Company also entered into one reinsurance agreement with OneBeacon Insurance Group during the nine months ended September 30, 2003 and will receive approximately $1.1 million in aggregate premiums from this contract.

      For the nine months ended September 30, 2003 and 2002, $63.6 million and $nil, respectively was recorded in gross premiums written under the Company’s reinsurance arrangements with Aspen Re, the unquoted equity investment in which the Company has a 7% interest on an undiluted basis and a 6% interest on a diluted basis. These arrangements cover mainly property and casualty risks.

      In addition, the Company pays brokerage commissions on business brought in by Benfield. The Company believes these commissions are consistent with commissions paid to other brokers in the ordinary course of business and totaled $8.2 million and $6.1 million for the nine months ended September 30, 2003 and 2002, respectively.

9.     Commitments and Contingencies

     Letters of Credit

      In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. The Company has made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $250.0 million. Letters of credit outstanding under the Fleet facility at September 30, 2003 and 2002 were approximately $173.2 million (£104.4 million) and $38.1 million (£24.6 million), respectively, and were secured by investments of approximately $190.5 million and $41.9 million, respectively.

      Effective June 20, 2003, the Company entered into a new Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. Simultaneously, the previously existing Pledge Agreement with Fleet National Bank in favor of Lloyd’s QQS business was superceded by the Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility are now issued under the new facility agreement. There have not been any letters of credit issued under the new facility agreement in relation to U.S. ceding companies as at September 30, 2003.

      The Company has made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. Letters of credit outstanding at September 30, 2003 under the Barclay’s facility were approximately $23.9 million and were secured by investments of approximately $26.3 million. There were no letters of credit outstanding under this facility at September 30, 2002.

10.     Shareholders’ Equity

      On July 1, 2003, the Company completed a secondary offering of 8,050,000 common shares. Certain original investors sold an average of 24.4% of their holdings, which increased the public ownership of the Company’s shares by 12.7%. The secondary offering did not have any impact on common shares outstanding.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not receive any proceeds from the secondary offering but was required to pay offering expenses of approximately $1.1 million which are included in general and administrative expenses for the nine months ended September 30, 2003.

11.     Statutory Requirements

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the nine months ended September 30, 2003 and 2002, Montpelier Re satisfied these requirements.

      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for the periods ended September 30, 2003 and 2002.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2003 and 2002 and financial condition as at September 30, 2003. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto and with our audited combined financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

      This discussion contains forward-looking statements that are not historical facts, including statements about the Company’s beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those described in Part II Item 5 of this report, and therefore undue reliance should not be placed on them.

Results of Operations

      Some comparisons between the nine months ended September 30, 2003, and the same period in 2002 may not be meaningful. We did not have our full complement of underwriters in place until the end of the second quarter of 2002 and, therefore, we were unable to fully participate in renewal business for the first nine months of 2002.

     For the Three Months Ended September 30, 2003 and 2002

      The $64.4 million increase in net income for the three months ended September 30, 2003 compared to the same period in 2002 was primarily the result of the following factors:

•	An increase in net premiums earned of $56.4 million, due to the earning of 2002 premium and earning of significantly higher gross written premium during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 as discussed below; and

•	The relatively low levels of catastrophe/large loss frequency affecting us during the three months ended September 30, 2003.

      The following table summarizes our financial results for the periods indicated ($ in millions):

	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002

Net premiums earned	$162.9	$106.4
Net investment income and net foreign exchange gains	14.4	12.6
Net realized gains (losses) on investments	(3.0)	4.0
Loss and loss adjustment expenses	(35.1)	(69.0)
Acquisition costs	(32.3)	(20.4)
General and administrative expenses	(12.8)	(5.8)
Interest expense	(3.0)	(1.2)
Income tax expense	(0.1)	—

Net income	$91.0	$26.6
Basic earnings per common share	$1.44	$0.51

Diluted earnings per common share	$1.34	$0.50

     Gross Premiums Written

      Details of gross premiums written by line of business and by geographic area of risks insured are provided below ($ in millions):

Gross Premiums Written by Line

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002(1)

Property Specialty	$100.2	68.6%	$81.4	42.0%
Property Catastrophe	51.1	35.0	44.3	22.9
Qualifying Quota Share(2)	(35.6)	(24.4)	42.0	21.7
Other Specialty	30.3	20.8	26.0	13.4

Total	$146.0	100.0%	$193.7	100.0%

(1)	During the quarter ended September 30, 2003, we refined the classification of gross premiums written for certain pro-rata contracts between the Property Specialty line and the Property Catastrophe and Other Specialty lines. There was no effect on total gross premiums written.

(2)	Negative QQS premiums written for the quarter was due to the receipt of new information which indicated that the expected premiums for the QQS business for both the 2002 and 2003 underwriting years will be lower than previous forecasts.

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

USA and Canada	$108.1	74.0%	$86.2	44.5%
United Kingdom and Ireland	15.8	10.8	4.8	2.5
Worldwide, excluding USA and Canada (2)	5.0	3.4	0.5	0.3
Western Europe, excluding the United Kingdom and Ireland	4.3	2.9	13.1	6.7
Japan	3.5	2.4	4.5	2.3
Worldwide (1)	—	—	75.5	39.0
Others (2.5% or less)	9.3	6.5	9.1	4.7

Total	$146.0	100.0%	$193.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe.

      Overall, the decrease in gross premiums written during the quarter ended September 30, 2003, as compared to the same period in 2002 was due to the receipt of new information which indicated that the expected premiums for the QQS business for both the 2002 and 2003 underwriting years will be lower than previous forecasts. Due to the leveraged effect of these contracts, modest reductions of the syndicate’s ultimate premium estimates resulted in significant reductions in estimated premium for us. During the quarter ended September 30, 2003 we recorded negative gross premiums written for the QQS business related to the 2002 underwriting year of approximately $16.3 million, which was comprised of a reduction in estimate of $19.0 million, offset by gross premiums written of $2.7 million. During the quarter we also recorded negative gross premiums written for the QQS business related to the 2003 underwriting year of approximately

$19.3 million, which was comprised of a reduction in estimate of $41.3 million, offset by gross premiums written of $22.0 million. Ultimate premiums written for the QQS business will depend on the volume of premiums actually written by the syndicates. We do not anticipate writing any QQS contracts in 2004.

      Offsetting this decrease are increased gross premiums written in all of the other categories due to increased market penetration resulting mainly from our ability to capitalize on market opportunities due to our enhanced market reputation resulting from the completion of our first year of operations. In our continuing Property and Specialty lines gross premiums written grew 20% from the same quarter in 2002. During the quarter we have continued to experience stable premium rate levels across the major classes of business in which we specialize. In addition, there continues to be increases in our written line sizes and in our average signing percentages during the third quarter of 2003.

      As expected, the proportion of Property Catastrophe gross premiums written as a percentage of total gross premiums written is substantially lower than the Property Specialty class during the third quarter of 2003 because proportionally higher volumes of Property Catastrophe business are traditionally written in the first quarter, with some July 1 renewals during the third quarter. Other lines of business, including Property Specialty, are written throughout the year, with the least amount of premiums being written during the fourth quarter. We expect that by the end of the year the Property Specialty category will still account for the largest portion of gross premiums written but that Property Catastrophe category will account for a higher percentage than in the third quarter.

      Included in the Other Specialty category is a small but growing level of casualty business. We expect to write a larger amount of casualty reinsurance in 2004 versus 2003 due to improving terms and conditions of casualty reinsurance contracts. In 2004, we may also write professional indemnity casualty reinsurance, predominantly medical malpractice, specialized errors and omissions business, UK Employer’s Liability and catastrophe and/or clash layers for general liability and retrocessional accounts, on an excess of loss basis, which will be included in the Other Specialty category. The Other Specialty category is expected to experience the most growth during 2004, primarily from an increase in casualty writings.

      For the three months ended September 30, 2003, $25.7 million was recorded in gross premiums written under our reinsurance arrangements with Aspen Re, a company in which we have a 7% interest on an undiluted basis and a 6% interest on a diluted basis. These arrangements cover mainly property and casualty risks.

      We recorded an insignificant amount of reinstatement premiums during the three months ended September 30, 2003 and 2002. The lack of reinstatement premiums continues to be due to the minimal amount of reported losses during these periods. In the remainder of 2003, we would expect to record greater levels of reinstatement premiums as additional losses are notified, consistent with our loss estimates discussed below.

     Reinsurance Premiums Ceded

      Reinsurance premiums ceded for the three months ended September 30, 2003 and 2002 were $(1.8) million and $20.9 million, respectively. Reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate accounted for ($2.9) million and $20.9 million, respectively, of the reinsurance premiums ceded during the three months ended September 30, 2003 and 2002. The negative balance for the QQS business during the three months ended September 30, 2003 is the result of the receipt of new information which indicated that the expected premiums will be lower than previous forecasts. This has correspondingly reduced our inuring reinsurance premiums related to these programs. As part of our reinsurance arrangements with Aspen Re we also recorded $0.7 million of inuring reinsurance premiums ceded during the three months ended September 30, 2003. The remainder of the reinsurance premiums ceded during the quarter ended September 30, 2003 of $0.4 million related to inuring reinsurance on some smaller programs. Reinsurance premiums ceded for the whole of 2002 were attributable solely to the reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate. We may purchase further retrocessional protection for our own account in 2003.

     Net Premiums Earned

      Net premiums earned for the three months ended September 30, 2003 and 2002 were $162.9 million and $106.4 million, respectively. Approximately 15.2% of net premiums earned during the quarter relates to the 2002 underwriting year and the remainder to business written in 2003. Net premiums earned for the three months ended September 30, 2003 have surpassed the gross premiums written for the quarter due to reductions in expected ultimate premiums recorded for the QQS business. Absent QQS adjustments, our net premiums earned for the third quarter of 2003 would have been approximately $190 million. This reduction in QQS premium estimates resulted in reductions to ceded premium and net premiums earned for the quarter. Despite negative written premiums for QQS for the quarter, premiums earned are positive for the QQS business, although at a low level due to earning out of the remaining QQS premium in place.

      The growth of gross premiums written for other lines of business is slowing and is earning as expected based on the timing of the gross premiums written. These factors have resulted in an earned premium to written premium ratio of 110.3% for the three months ended September 30, 2003, compared to 61.6% for the same period in 2002. In addition, we continue to write a minority of our business, including some underlying business contained in the QQS contracts, on a risks attaching basis, for which premiums are generally earned over a longer period. These factors will continue to result in an acceleration of earned premium throughout the remainder of 2003.

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

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002

Loss ratio	21.5%	64.8%
Expense ratio	27.7%	24.7%

Combined ratio	49.2%	89.5%

      Loss and loss adjustment expenses was $35.1 million and $69.0 million for the three months ended September 30, 2003 and 2002, respectively. Reinsurance recoveries of $(4.9) million and $5.3 million were netted against loss and loss adjustment expenses for the three months ended September 30, 2003 and 2002, respectively. Reinsurance recoveries for the three months ended September 30, 2003 and 2002 related to QQS only. Based on additional information received from the syndicates, we also reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates. We paid net losses of $13.4 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively.

      The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios	Net Loss Ratios
	Three Months Ended	Three Months Ended
	September 30, 2003(1)	September 30, 2002(2)

Property Specialty	24.9%	64.1%
Property Catastrophe	17.5	69.2
Qualifying Quota Share	(63.3)	72.9
Other Specialty	34.0	28.6
Overall Ratio	21.5%	64.8%

(1)	The overall gross loss ratio for the three months ended September 30, 2003 was 18.2%.

(2)	The overall gross loss ratio for the three months ended September 30, 2002 was 64.8%.

      The variation in loss ratios between the third quarter of 2003 compared to the third quarter of 2002 results from the fact that in 2002 we did not have the benefit of prior years’ loss history on which to base our loss reserve analysis and, accordingly, we relied more heavily on industry experience and professional judgment to estimate our loss and loss adjustment expense reserves. As our business continues to develop into 2003, we have supplemented industry information with our own specific experience in our actuarial analysis which has led to reduced projections of ultimate losses. In addition, the European floods during the third quarter of 2002 mainly contributed to the loss ratio of approximately 71.8% for that quarter. There were several catastrophes during the third quarter of 2003 including the Blackouts on the U.S. East Coast, Hurricanes Fabian and Isabel, and the Puerta Plata and Hokkaido earthquakes. However, our expected losses remain relatively low, resulting in a net loss ratio of 17.5% for the quarter for Property Catastrophe. The Qualifying Quota Share shows a negative loss ratio due to negative incurred losses for the quarter which resulted from both downward revisions in the projected loss ratios by the syndicates as well as reductions in the estimates of ultimate premium. These factors have resulted in the overall net loss ratio of 21.5% for the three months ended September 30, 2003, compared to the overall net loss ratio for the three months ended September 30, 2002 of 64.8%.

      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business between December 31, 2002 and September 30, 2003 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

				Paid Losses on
		Change in Prior	Change in Prior	Prior Year	Addition of
		Year Estimate	Year Estimate	Reserves for the	Reserves for the
	Gross Reserves at	During the First	During the Third	Nine Months Ended	Nine Months Ended	Gross Reserves at
	December 31, 2002	Six Months of 2003	Quarter of 2003	September 30, 2003	September 30, 2003	September 30, 2003

Property Specialty	$54.1	$(17.6)	$(16.3)	$(5.1)	$77.2	$92.3
Property Catastrophe	32.5	(13.7)	5.1	(8.7)	21.3	36.5
Qualifying Quota Share	50.5	(5.4)	(5.2)	(6.3)	29.6	63.2
Other Specialty	9.0	(2.9)	(0.5)	(1.0)	23.6	28.2

Total	$146.1	$(39.6)	$(16.9)	$(21.1)	$151.7	$220.2

Net Loss and Loss Adjustment Expense Reserves

				Paid Losses on
		Change in Prior	Change in Prior	Prior Year	Addition of
		Year Estimate	Year Estimate	Reserves for the	Reserves for the
	Net Reserves at	During the First	During the Third	Nine Months Ended	Nine Months Ended	Net Reserves at
	December 31, 2002	Six Months of 2003	Quarter of 2003	September 30, 2003	September 30, 2003	September 30, 2003

Property Specialty	$54.1	$(17.6)	$(16.3)	$(5.2)	$77.3	$92.3
Property Catastrophe	32.5	(13.7)	5.1	(8.7)	21.3	36.5
Qualifying Quota Share	33.9	1.7	(0.8)	(4.7)	25.6	55.7
Other Specialty	9.0	(2.9)	(0.5)	(1.0)	23.6	28.2

Total	$129.5	$(32.5)	$(12.5)	$(19.6)	$147.8	$212.7

      The third quarter of 2003 includes approximately $12.5 million of positive development of net losses from the prior year. This positive prior year development benefited the net loss ratio in the quarter by approximately 7.7%.

      The positive development during the three months ended September 30, 2003 of losses incurred during 2002 primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for the prior year decreased by $16.3 million during the quarter. Much of this decrease was due to the fact that the reported losses for this category decreased by $2.7 million in the quarter. The reduction in reported losses, combined with the effect of an additional quarter of the development patterns, resulted in a significant decrease in the expected ultimate loss for this category. We also reduced loss ratios for some proportional contracts that have seen little or no reported loss activity. We have received additional information from many of the proportional cedents, enabling us to do more projections on an individual contract basis rather than for the class as a whole. The negative reported losses for the quarter, combined with the increasing weight placed on our actual experience as the prior year matures, has led to the reduction in ultimate losses for the quarter for the Property Specialty category.

•	For the Property Catastrophe category, our estimate of net losses increased during the quarter. Much of this increase was due to one newly reported claim of nearly $3.2 million. We also revised the loss ratio projections on some of the proportional accounts. We have received additional information from many of the proportional cedents, enabling us to do more projections on an individual contract basis rather than applying a loss ratio to the class as a whole. The result of these factors was an increase of $5.1 million to our estimated net losses in the quarter.

•	Due to the potential variability in ultimate premiums and the limited availability of underlying loss information for the QQS business, our actuaries selected an expected loss ratio based on a review of the information supplied by cedents. Additionally, since we do not receive report dates for losses on the underlying business, we must allocate the underwriting year results to accident periods using assumptions regarding the premium earning pattern. During the three months ended September 30, 2003, based on additional information provided by ceding companies, we reduced our expected gross loss ratio for the prior year, which resulted in a reduction of $5.2 million in estimated gross ultimate loss and loss adjustment expenses for the quarter. Some of this was due to reductions in the loss ratio projections provided by the syndicates. Much of the decrease in projected ultimate losses was also due to revised ultimate premium estimates that were considerably lower than those at December, 31 2002. Offsetting much of the change in gross losses however, based on additional information received from the ceding companies, was a reduction in our estimated recovery ratio on reinsurance purchased by the QQS syndicates. This resulted in a $0.8 million decrease in net losses for the prior year.

•	Reported losses for the Other Specialty category only increased by $1.3 million during the quarter. The lack of development in the quarter combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction of $0.5 million in prior period losses.

      Other than the matters described above, we did not make any significant changes in the assumptions used in our reserving process during the three months ended September 30, 2003. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

Net Foreign Exchange Gains (Losses)

      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments in foreign currencies.

Underwriting Expenses

      Underwriting expenses consist of acquisition costs (including profit commission) and general and administrative expenses. Acquisition costs and general and administrative expenses were $45.1 million and $26.2 million for the three months ended September 30, 2003 and 2002, respectively, representing expense ratios of 27.7% and 24.7%, respectively. General and administrative expenses are comprised of fixed expenses which include salaries and benefits, stock options and office and risk management expenses, and variable expenses which include costs related to our performance unit plan and bonuses. Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. Acquisition costs will increase over the year as these costs vary directly with the level of premiums written.

      The accrual for profit commission increased by $5.3 million during the three months ended September 30, 2003, which is included in acquisition costs. Profit commission was not required to be accrued for the three months ended September 30, 2002. Depending on the development of incurred losses in upcoming quarters, we may be required to record additional profit commission. The expense ratio for the three months ended September 30, 2003 would have been 24.5% excluding the effect of profit commission.

      For the three months ended September 30, 2003 and 2002, acquisition costs incurred were $32.3 million and $20.4 million, respectively, which were principally due to brokerage commissions on our insurance and reinsurance contracts of $20.7 million and $10.2 million respectively, as well as commissions paid to ceding insurers and other costs of $11.6 million and $10.2 million, respectively.

      Acquisition costs as a percentage of premiums earned, excluding reinsurance and profit commission, were 16.2% and 16.6% for the three months ended September 30, 2003 and 2002, respectively. The 2003 ratio is slightly lower as a result of the lower proportion of QQS business written which traditionally has higher acquisition costs.

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002

Fixed expenses, excluding stock options	$9.2	$3.7
Bonus accrual	0.5	0.4
Performance Unit Plan accrual	2.0	0.4
Fair value of stock options expense	1.1	1.3

Total General and Administrative expenses	$12.8	$5.8

      The increase in general and administrative expenses between the third quarter of 2003 and the third quarter of 2002 partially relates to an increase in fixed expenses consisting of increased employment costs, premises and office expenses, consistent with the increase in staff numbers. We may be required to employ additional resources and occupy additional office space as our business grows. In addition, in the three months ended September 30, 2003 we incurred costs related to our debt offering in the amount of $2.1 million. Concurrent with the repayment of our term loan facility during the quarter, deferred financing costs of $0.9 million were expensed. The performance unit plan expense for the three months ended September 30, 2003 was higher than the same period in 2002 as the 2003 period includes an accrual for both the 2002-2004 performance period and the 2003-2005 performance period. In addition, our book value at September 30, 2002 was used in estimating the 2002 period expense, compared to the use in the 2003 period of our September 30, 2003 share price, which is significantly higher than the September 30, 2002 book value. Other factors could also affect the expense ratio, including the mix of business written and the amount of acquisition costs incurred.

Net Investment Income

      Net investment income for the three months ended September 30, 2003 and 2002 was $12.3 million and $12.2 million, respectively. Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $4.2 million and $0.7 million, respectively, and investment management and custodian fees of $0.7 million and $0.5 million, respectively, for the three months ended September 30, 2003 and 2002. Investment management fees were paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged were consistent with those that would have been charged by a non-related party.

      Because we provide short-tail insurance and reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, it is possible that we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and to provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government and agency bonds, corporate debt securities and mortgage-backed and asset-backed securities.

      Based on the weighted average monthly investments held, and including net unrealized gains of $1.6 million and $15.5 million for the three months ended September 30, 2003 and 2002, respectively, the total investment return was 2.1%, and 2.8%, respectively. In 2003, as expected, our investment income has increased as a result of our larger capital base, driven by positive cash flow consistent with the low level of paid claims, offset somewhat by lower interest rates.

      We did not experience any other than temporary impairment charges relating to our portfolio of investments for the three months ended September 30, 2003 and 2002.

Interest Expense

	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002

Fees – letter of credit facilities	$0.1	$—
Interest – term loan and revolving facilities	0.3	1.2
Interest – Senior Notes	2.6	—

Total Interest Expense	$3.0	$1.2

      As a result of the repayment of our term loan facility we did not incur interest expense for the full quarter. For the three months ended September 30, 2003 and 2002, interest expensed relating to the term loan facility and revolving loan facility represented an average rate of 1.71% and 3.0%, respectively.

      On August 4, 2003, the Company issued $250.0 aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2004. Interest expensed during the quarter represents interest from the date of issuance until September 30, 2003.

      Fees for the letter of credit facilities relates to the Letters of Credit that we have in place with Fleet Bank and Barclay’s Bank as detailed in the Capital Resources section.

      We paid interest expense for the three months ended September 30, 2003 and 2002 of $0.8 million and $nil, respectively which related to the term loan facility and revolving loan facility only.

Net Realized Gains (Losses) on Investments

      Net realized gains (losses) on investments for the three months ended September 30, 2003 and 2002 were $(3.0) million and $4.0 million, respectively, which were due to net gains (losses) realized from the sale of fixed maturity and equity investments and a realized loss of $1.0 million during the third quarter of 2003 which resulted from the termination of the interest rate swap contract, cancelled simultaneously with the repayment of the term loan facility on August 4, 2003.

Comprehensive Income

      Comprehensive income for the three months ended September 30, 2003 and 2002 was $94.1 million and $42.1 million respectively, which includes the $91.0 million and $26.6 million of net income described above, $1.6 million and $15.5 million, respectively, of net change in unrealized gains on investments and currency translation adjustments, and $1.5 million and $nil of net change in unrealized gain on the interest rate swap contract cancelled during the quarter.

For the Nine Months Ended September 30, 2003 and 2002

      We ended the third quarter of 2003 with a fully converted book value per share (which is a non-GAAP measure as defined below) of $23.72, an increase of $5.50 from September 30, 2002. This increase of 30.2% was primarily caused by the following factors:

•	An increase in gross premiums written as discussed below, combined with a more than corresponding increase in net premiums earned, as gross premiums written in 2002 and 2003 continue to earn; and

•	Relatively low levels of catastrophe/large loss frequency affecting us during the calendar year 2002, continuing into the first nine months of 2003.

      The following table summarizes our book values per common share as at the periods indicated:

	As at	As at
	September 30, 2003	September 30, 2002

Book value per share (1)	$24.76	$18.46
Fully converted book value per share (2)	$23.72	$18.22

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	This is a non-GAAP measure, based on total shareholders’ equity plus the assumed proceeds from the exercise of dilutive options and warrants in the amount of $168.1 million, divided by fully converted shares outstanding of 73,261,760 shares for 2003 and 61,544,160 shares for 2002. The Company believes this to be the best single measure of the return made by its shareholders as it takes into account the effect of all dilutive securities.

      The following table summarizes our financial results for the periods indicated ($ in millions):

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Net premiums earned	$522.0	$224.6
Net investment income and net foreign exchange gains (losses)	37.6	31.5
Net realized gains on investments	6.3	5.5
Loss and loss adjustment expenses	(112.9)	(122.4)
Acquisition costs	(107.2)	(41.6)
General and administrative expenses	(32.9)	(15.9)
Interest expense	(5.5)	(3.3)
Income tax expense	(0.1)	—

Net income	$307.3	$78.4
Basic earnings per common share	$4.85	$1.49

Diluted earnings per common share	$4.58	$1.49

Gross Premiums Written

      Details of gross premiums written by line of business and by geographic area of risks insured are provided below ($ in millions):

Gross Premiums Written by Line

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002(1)

Property Specialty	$269.2	38.1%	$168.3	31.5%
Property Catastrophe	291.4	41.3	153.0	28.7
Qualifying Quota Share	42.5	6.0	153.5	28.8
Other Specialty	103.5	14.6	59.0	11.0

Total	$706.6	100.0%	$533.8	100.0%

(1)	During the nine months ended September 30, 2003, we refined the classification of gross premiums written for certain pro-rata contracts between the Property Specialty line and the Property Catastrophe and Other Specialty lines. There was no effect on total gross premiums written.

Gross Premiums Written by Geographic Area of Risks Insured

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002

USA and Canada	$348.3	49.3%	$180.5	33.8%
Worldwide (1)	189.0	26.7	271.5	50.9
United Kingdom and Ireland	39.8	5.6	9.8	1.8
Western Europe, excluding the United Kingdom and Ireland	35.7	5.1	19.7	3.7
Japan	31.2	4.4	21.1	4.0
Worldwide, excluding USA and Canada(2)	25.5	3.6	9.9	1.9
Others (1.5% or less)	37.1	5.3	21.3	3.9

Total	$706.6	100.0%	$533.8	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe.

      Overall, the increase in gross premiums written during the nine months ended September 30, 2003, as compared to the same period in 2002 was primarily due to increased market penetration resulting from having our full underwriting team in place, combined with our ability to capitalize on market opportunities because of our enhanced market reputation resulting from the completion of our first year of operations. In our continuing Property and Specialty lines gross premiums written grew 75% as compared to the same nine month period in 2002. We have continued to experience stable premium rate levels across the major classes of business in which we specialize during the nine months ended September 30, 2003. In addition, there has been a substantial increase in our written line sizes and in the average signing percentages during the first nine months of 2003 as compared to the same period in 2002.

      The proportion of Property Catastrophe gross premiums written as a percentage of total gross premiums written continues to be higher during the nine months ended September 30, 2003 than we expect it to be for the remainder of the year because proportionally higher volumes of Property Catastrophe business are traditionally written in the first quarter, with some July 1 renewals during the third quarter, as compared to the fourth quarter of the fiscal year. Other lines of business are written throughout the year, with the least amount of premiums being written for all lines during the fourth quarter. We expect that by the end of the year the Property Specialty category will account for the largest portion of the gross premiums written.

      Overall, the decrease in QQS gross premiums written during the nine months ended September 30, 2003, as compared to the same period in 2002 is due to the receipt of new information which indicated that the expected premiums will be lower than previous forecasts for the QQS business for both the 2002 and 2003 underwriting years. Due to the leveraged effect of the syndicates, modest reductions of the syndicates ultimate premium estimates have resulted in significant reductions in estimated premium for us. The premium levels on a dollar basis for QQS business in 2003 will be less than in 2002, and they will also be a lower percentage of our total gross premiums written, although ultimate premiums written will depend on the volume of premium actually written by the syndicates. We expect QQS business to represent only 6% of gross premiums written in 2003. We do not anticipate writing any QQS contracts in 2004.

      Included in the Other Specialty category is a small but growing level of casualty business. We expect to write a larger amount of casualty reinsurance in 2004 versus 2003 due to improving terms and conditions of casualty reinsurance contracts. In 2004, we may also write professional indemnity casualty reinsurance, predominantly medical malpractice, specialized errors and omissions business, UK Employer’s Liability and catastrophe and/or clash layers for general liability and retrocessional accounts, on an excess of loss basis, which will be included in the Other Specialty category. The Other Specialty category is expected to experience the most growth during 2004, primarily from an increase in casualty writings.

      For the nine months ended September 30, 2003, $63.6 million was recorded in gross premiums written under our reinsurance arrangements with Aspen Re, a company in which we have a 7% interest on an undiluted basis and a 6% interest on a diluted basis. These arrangements mainly cover mainly property and casualty risks.

      We recorded an insignificant amount of reinstatement premiums during the nine months ended September 30, 2003 and 2002. The lack of reinstatement premiums results from the minimal amount of reported losses during these periods. In the remainder of 2003, we expect to record greater levels of reinstatement premiums as additional losses are notified, consistent with our loss estimates discussed below.

Reinsurance Premiums Ceded

      Reinsurance premiums ceded for the nine months ended September 30, 2003 and 2002 were $39.9 million and $39.7 million, respectively. Reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate accounted for $12.9 million and $39.7 million, respectively, of the reinsurance premiums ceded during the nine months ended September 30, 2003 and 2002. This balance is significantly lower in 2003 than in 2002 because during the nine months ended September 30, 2003 we received new information which indicated that the expected QQS premium will be lower than previous forecasts. This has correspondingly reduced our inuring reinsurance premiums related to these programs. Based on additional information received from the ceding companies, we also reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates. As part of our reinsurance arrangements with Aspen Re we also recorded $6.3 million of inuring reinsurance premiums ceded during the nine months ended September 30, 2003. The remainder of the reinsurance premiums ceded during the nine months ended September 30, 2003 of $20.7 million relates to the purchase of retrocessional protection for our own account for our direct insurance and facultative reinsurance programs and our property reinsurance programs, excluding most Other Specialty lines. Also included in this amount is a small portion related to inuring reinsurance on some smaller programs. We did not purchase retrocessional protection for our own account during 2002; the reinsurance premiums ceded for the whole of 2002 were attributable solely to the reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate. We may purchase further retrocessional protection for our own account in 2003.

      Reinsurance premiums ceded for the QQS syndicates represented approximately 30.4% and 25.9% of gross premiums assumed from the QQS syndicates for the nine months ended September 30, 2003 and 2002, respectively due to the mix of inuring reinsurance premium ceded from the three syndicates.

Net Premiums Earned

      Net premiums earned for the nine months ended September 30, 2003 and 2002 were $522.0 million and $224.6 million, respectively. Approximately 41.4% of net premiums earned relates to the 2002 underwriting year and the remainder to business written in 2003. Net premiums earned will continue to lag net premiums written until the level of premiums written stabilizes at a constant level year on year. As our gross premiums written continue to increase, our earned premiums continue to catch up with our gross premiums written, which has resulted in a net premiums earned to net premiums written ratio of 78.3% for the nine months ended September 30, 2003, compared to 45.5% for the same period in 2002. In addition, we continue to write a minority of our business, including some underlying business contained in the QQS contracts, on a risks attaching basis, for which premiums are generally earned over a longer period. These factors combined will result in an acceleration of premiums earned throughout the remainder of 2003.

Loss and Loss Adjustment Expenses

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Loss ratio	21.6%	54.5%
Expense ratio	26.8%	25.6%

Combined ratio	48.4%	80.1%

      Loss and loss adjustment expenses was $112.9 million and $122.4 million for the nine months ended September 30, 2003 and 2002, respectively. Reinsurance recoveries of $(8.8) million and $10.6 million were netted against loss and loss adjustment expenses for the nine months ended September 30, 2003 and 2002, respectively. Reinsurance recoveries for the nine months ended September 30, 2003 related to QQS, the direct and facultative business written and the property reinsurance programs. Reinsurance recoveries for the nine months ended September 30, 2002 related to QQS business written only. We paid net losses of $30.5 million and $0.5 for the nine months ended September 30, 2003 and 2002, respectively.

      The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios	Net Loss Ratios
	Nine Months Ended	Nine Months Ended
	September 30, 2003(1)	September 30, 2002(2)

Property Specialty	25.8%	64.0%
Property Catastrophe	6.9	46.4
Qualifying Quota Share	48.1	74.2
Other Specialty	30.3	30.9
Overall Ratio	21.6%	54.5%

(1)	The overall gross loss ratio for the nine months ended September 30, 2003 was 19.3%.

(2)	The overall gross loss ratio for the nine months ended September 30, 2002 was 54.5%.

      The variation in loss ratios between the nine months ended September 30, 2003 compared to the same period in 2002 results from the fact that in 2002 we did not have the benefit of prior years’ loss history on which to base our loss reserve analysis and, accordingly, we relied more heavily on industry experience and professional judgment to estimate our loss and loss adjustment expense reserves. As our business continues to develop into 2003, we have supplemented industry information with our own specific experience in our actuarial analysis which has led to reduced projections of ultimate losses. We have benefited from a low level of catastrophe activity during 2003 which, combined with reductions in the prior year loss estimates, has resulted in the net loss ratio of 21.6% for the nine months ended September 30, 2003. That compares to the net loss ratio for the nine months ended September 30, 2002 of 54.5%, which was heavily impacted by the European Floods which occurred in August 2002.

      The nine months ended September 30, 2003 includes approximately $45.0 million of positive development of net losses incurred during the prior year. Development of prior year losses benefited the net loss ratio in the nine months by approximately 8.6%.

      The positive development during the nine months ended September 30, 2003 of prior year losses primarily resulted from the following (refer to earlier table in Results of Operations for the Three Months Ended September 30, 2003 and 2002 — Loss and Loss Adjustment Expenses):

•	In the Property Specialty Category, reported losses on 2002 occurrences during the nine months ended September 30, 2003 decreased by $2.1 million. Both the frequency and severity of reported losses were significantly less than the assumed reporting pattern of losses established for this line of business at December 31, 2002. Many of the proportional contracts have continued to have little or no reported loss activity. We have received additional information from many of the proportional cedents, enabling us to do more projections on an individual contract basis rather than for the class as a whole. The reduction in reported losses during the nine months ended September 30, 2003, combined with the increasing weight placed on our actual experience, has led to the reduction in ultimate losses of $33.9 million or 26% of the total reserve balance at December 31, 2002.

•	Property Catastrophe net loss and loss adjustment expense reserves as at December 31, 2002, included approximately $28.0 million in respect of the European Floods which occurred in August 2002, and Hurricane Lili which occurred in October 2002. The remainder of the Property Catastrophe loss reserve balance at December 31, 2002 related to smaller loss events and several proportional contracts. During the nine months ended September 30, 2003, the development of European Flood losses, Hurricane Lili losses and losses from our proportional catastrophe contracts has been significantly lower than our initial assumptions. These factors led to a reduction in net ultimate losses of $8.6 million during the nine months ended September 30, 2003.

•	Due to the potential variability in ultimate premiums and the limited availability of underlying loss information with the QQS business, our actuaries selected an expected loss ratio based on a review of the information supplied by cedents and applied it to projected premiums. During the nine months ended September 30, 2003, based on additional information provided by ceding companies, we reduced our expected gross loss ratio, which resulted in a reduction of $10.6 million in gross loss and loss adjustment expense reserves. Some of this was due to reductions in the loss ratio projections provided by the syndicates. Much of the decrease in projected ultimate losses was also due to revised ultimate premium estimates that were considerably lower than those at December 2002. After taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, net loss and loss adjustment expense reserves increased by $0.9 million for the nine months ended September 30, 2003.

•	The lack of development in the nine months ended September 30, 2003, combined with the increasing weight placed on our actual experience in selecting a loss ratio, led to a decrease in our expected loss ratio attributable to the Other Specialty line during the nine months ended September 30, 2003. The lower selected loss ratio resulted in a reduction of $3.4 million in net loss and loss adjustment expense reserves for our Other Specialty business.

      Other than the matters described above, we did not make any significant changes in the assumptions used in our reserving process during the nine months ended September 30, 2003. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

      At September 30, 2003, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Critical Accounting Policy later in this section.

      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at September 30, 2003 and 2002 was $220.3 million and $132.5 million, respectively.

      Management has determined that the best estimate for net loss and loss adjustment expense reserves at September 30, 2003 and 2002 was $212.7 million and $121.9 million, respectively.

      The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross loss and loss adjustment expense reserves at September 30, 2003

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$74.3	$92.4	$109.0
Property Catastrophe	30.2	36.5	42.2
Qualifying Quota Share	55.4	63.2	70.4
Other Specialty	22.7	28.2	33.6

Total	$182.6	$220.3	$255.2

Net loss and loss adjustment expense reserves at September 30, 2003

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$74.3	$92.3	$109.0
Property Catastrophe	30.2	36.5	42.2
Qualifying Quota Share	48.6	55.7	62.1
Other Specialty	22.7	28.2	33.6

Total	$175.8	$212.7	$246.9

      A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. It is conceivable that in view of the high attachment points of most of our business that there could be no increase in the reserve for losses already incurred at September 30, 2003, and in addition that there may be no further losses reported. Therefore, the IBNR element of the above reserve ranges could turn out to be minimal. By contrast, a minimal amount of new loss advices could cause our ultimate incurred losses to significantly exceed the high end of the reserve ranges. Additionally, the reporting lag associated with our proportional business, including the QQS contracts, further increases the uncertainty of our ultimate loss estimates.

Net Foreign Exchange Gains (Losses)

      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments in foreign currencies.

Underwriting Expenses

      Underwriting expenses were $140.1 million and $57.5 million for the nine months ended September 30, 2003 and 2002, respectively, representing expense ratios of 26.8% and 25.6%, respectively. As our premiums continue to increase in 2003 as anticipated, acquisition costs will also increase as these costs vary directly with the level of premiums written.

      The accrual for profit commission increased by $16.4 million during the nine months ended September 30, 2003, which is included in acquisition costs. Profit commission was not required to be accrued for the nine months ended September 30, 2002. Depending on the development of incurred losses in upcoming quarters, we may be required to record additional profit commission. The expense ratio for the nine months ended September 30, 2003 would have been 23.7% excluding the effect of profit commission.

      For the nine months ended September 30, 2003 and 2002, acquisition costs incurred were $107.2 million and $41.6 million, respectively, which were principally due to brokerage commissions for our insurance and reinsurance contracts of $62.0 million and $21.5 million respectively, as well as commissions paid to ceding insurers and other costs of $45.2 million and $20.1 million, respectively.

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Fixed expenses, excluding stock options	$21.5	$10.1
Bonus accrual	1.6	0.9
Performance Unit Plan accrual	6.6	1.1
Fair value of stock options expense	3.2	3.8

Total General and Administrative expenses	$32.9	$15.9

      The increase in general and administrative expenses between the nine months ended September 30, 2003 and the same period in 2002 primarily relates to an increase in fixed expenses consisting of increased employment costs, premises and office expenses, consistent with the increase in staff numbers. We may be required to employ additional resources and occupy additional office space as our business grows. In addition, in the nine months ended September 30, 2003 we incurred costs related to our shareholders’ secondary offering in the amount of $1.1 million, and costs related to our debt offering in the amount of $2.1 million. Concurrent with the repayment of our term loan facility on August 4, 2003, deferred financing costs of $0.9 million were expensed. The performance unit plan expense for the nine months ended September 30, 2003 was higher than the same period in 2002 as the 2003 period includes an accrual for both the 2002-2004 performance period and the 2003-2005 performance period. In addition, our book value at September 30, 2002 was used in estimating the 2002 period expense, compared to the use in the 2003 period of our September 30, 2003 share price, which is significantly higher than the September 30, 2002 book value. Other factors could also affect the expense ratio, including the mix of business written and the amount of acquisition costs incurred.

Net Investment Income

      Net investment income for the nine months ended September 30, 2003 and 2002 was $35.7 million and $30.5 million, respectively. Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $10.9 million and $2.1 million, respectively, and investment management and custodian fees of $2.1 million and $1.6 million, respectively, for the nine months ended September 30, 2003 and 2002. Investment management fees were paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged are consistent with those that would have been charged by a non-related party.

      Based on the weighted average monthly investments held, and including net unrealized gains of $6.5 million and $25.4 million for the nine months ended September 30, 2003 and 2002, respectively, the total investment return was 2.48%, and 5.66%, respectively. Despite lower investment yields, our investment income has remained steady as a result of our larger capital base, driven by positive cash flow consistent with the low level of paid claims.

      We did not experience any other than temporary impairment charges relating to our portfolio of investments for the nine months ended September 30, 2003 and 2002.

Interest Expense

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Fees – letter of credit facilities	$0.7	$—
Interest – term loan and revolver facilities	2.2	3.3
Interest – Senior Notes	2.6	—

Total Interest Expense	$5.5	$3.3

      As a result of the repayment of our term loan facility, we did not incur interest expense for the full nine months. For the nine months ended September 30, 2003 and 2002, interest expensed relating to the term loan facility represented an average rate of 2.2% and 2.9%, respectively.

      On August 4, 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2004. Interest expensed during the nine months represents interest from the date of issuance until September 30, 2003.

      Fees for the letter of credit facilities relates to the Letters of Credit that we have in place with Fleet Bank and Barclay’s bank as detailed in the Capital Resources section.

      We paid interest expense for the nine months ended September 30, 2003 and 2002 of $2.8 million and $2.3 million, respectively, which related to the term loan facility.

Net Realized Gains on Investments

      Net realized gains (losses) on investments for the nine months ended September 30, 2003 and 2002 were $6.3 million and $5.5 million, respectively, which were due to gains realized from the sale of fixed maturity and equity investments and a realized loss of $1.0 million during the nine months ended September 30, 2003 which resulted from the termination of the interest rate swap contract, cancelled simultaneously with the repayment of the term loan facility on August 4, 2003.

Comprehensive Income

      Comprehensive income for the nine months ended September 30, 2002 and 2002 was $313.8 million and $103.8 million respectively, which includes the $307.3 million and $78.4 million of net income described above, $6.5 million and $25.4 million, respectively, of net change in unrealized gains on investments and currency translation adjustments.

      The cost or amortized cost, gross unrealized gains and losses, and carrying values of our investments as at September 30, 2003 were as follows ($ in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value or
Investments	Cost	Gains	Losses	Estimated Fair Value

Fixed maturity investments	$1,862,386	$38,794	$594	$1,900,586
Equity investments, quoted	26,034	1,273	434	26,873
Equity investment, unquoted	60,758	2,933	—	63,691

Financial Condition and Liquidity

      We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends, if any. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. We have never declared or paid any cash dividends on our common shares. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

Capital Resources

      The Company’s shareholders’ equity at September 30, 2003 was $1,569.3 million, of which $397.7 million was retained earnings. The Company’s capital base has grown since December 31, 2002 primarily as a result of an increase in net premiums earned, the low level of losses incurred and the increase in capital resulting from the net proceeds from the issuance of $250.0 million in Senior Notes as described below.

      We previously maintained two senior credit facilities with a syndicate of commercial banks. The credit facilities consisted of a 364-day revolving credit facility with a $50.0 million borrowing limit and a three-year term loan facility with a $150.0 million aggregate borrowing limit. The $50.0 million revolving credit facility was set to renew in December, 2003. On August 4, 2003, using the proceeds from the issuance of $250.0 million in Senior Notes (see below), we repaid the $150.0 million outstanding under this facility and cancelled the revolving credit facility. These credit facilities contained various restrictions and covenants, which were all met during the time that the facilities were in place. In order to hedge the interest rate risk of the loan, we had entered into an interest rate swap contract, which became effective April 22, 2003 and was scheduled to expire on December 12, 2004, the maturity date of the term loan facility. The swap contract was cancelled simultaneously with the repayment of the term loan facility, resulting in a realized loss on termination of $1.0 million which is included in realized gains (losses) on investments.

      On August 4, 2003, we issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The net proceeds were used to repay the term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2004. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. We incurred $2.1 million in expenses related to the issuance of the Senior Notes, which have been expensed during the nine months ended September 30, 2003. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere.

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the nine months ended September 30, 2003 and 2002, Montpelier Re satisfied these requirements.

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

      In order for Montpelier Re to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Montpelier Re has made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $250.0 million. Letters of credit outstanding under the Fleet facility at September 30, 2003 were approximately $173.2 million (£104.4 million) and were secured by investments of approximately $190.5 million. Montpelier Re has the ability to provide sufficient unencumbered assets to support the standby letter of credit.

      Effective June 20, 2003, Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. Simultaneously, the previously existing Pledge Agreement with Fleet National Bank in favor of Lloyd’s QQS business was superceded by the Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility are now issued under the new facility agreement. There have not been any letters of credit issued under the new facility agreement in relation to U.S. ceding companies as at September 30, 2003. We consider this letter of credit facility sufficient to support Montpelier Re’s estimated obligations for the next 12 months.

      Montpelier Re has made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. Letters of credit outstanding at September 30, 2003 under the Barclay’s facility were approximately $23.9 million and were secured by investments of approximately $26.3 million. Montpelier Re has the ability to provide sufficient unencumbered assets to support the standby letter of credit.

Investments

      The table below shows the aggregate amounts of investments available for sale, equity investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at	As at
	September 30, 2003	December 31, 2002

Fixed maturities, available for sale, at fair value	$1,900,586	$1,354,845
Equity investments, quoted, at fair value	26,873	—
Equity investment, unquoted, at estimated fair value	63,691	63,691
Cash and cash equivalents, at fair value	227,512	162,925

Total Invested Assets	$2,218,662	$1,581,461

      Because a significant portion of our contracts provide short-tail reinsurance coverage for damages resulting mainly from natural and man-made catastrophes, it is possible that we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government and agency bonds, corporate debt securities and mortgage-backed and asset-backed securities.

      The market value of our portfolio of fixed maturity investments comprises investment grade corporate debt securities (19%), U.S. government and agency bonds (75%) and mortgage-backed and asset-backed securities (6%). All of the fixed maturity investments currently held by us were publicly traded at September 30, 2003. Based on the weighted average monthly investments held, and including unrealized gains, our total return for the nine months ended September 30, 2003 was 2.48%. The average duration of our invested asset portfolio was 2.16 years and the average rating of the portfolio was AA+ at September 30, 2003.

      We have invested a total of £40.0 million (or $60.8 million) in the common shares of Aspen, an unquoted investment. At September 30, 2003, Montpelier Re held approximately 7% of Aspen on an undiluted basis and approximately 6% on a fully diluted basis.

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

      On pro-rata contracts, including QQS arrangements, we estimate ultimate losses based on loss ratio forecasts as reported quarterly by cedents, which is normally on a quarterly lag. We also review historical loss ratios from prior years as provided by each cedent, as well as public reports. We base our estimate of the ultimate losses on all of these factors. Estimated losses can change, based on revised projections supplied by the underlying cedents and actuarial support of the underwriting year forecasts. The resulting changes in incurred losses are recorded in the period in which they are determined.

      These complications, together with the potential for unforeseen adverse developments, may result in loss and loss adjustment expenses significantly greater or less than the reserve provided. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event.

      Loss and loss adjustment reserve estimates are regularly reviewed and updated, as new information becomes known to us. Any resulting adjustments are included in income in the period in which they become known. See discussion of Loss and Loss Adjustment Expenses in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 2003.

Cash Flows

      Cash flows for the nine months ended September 30, 2003 and 2002.     Cash flows from operations for the nine months ended September 30, 2003 were $458.1 million compared to $206.7 million for the same period in 2002. This increase principally relates to a substantial increase in net income in the 2003 period, combined with an increase in reinsurance premiums receivable. Offsetting these is an increase in loss and loss adjustment expense reserves in excess of paid losses. We invested a net amount of $0.5 million during the nine months ended September 30, 2003, compared to $424.0 million during the same period in 2002. At September 30, 2003, we had a cash balance of $227.5 million.

      Our liquidity depends on operating, investing and financing cash flows as described below.

      Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments.

      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments and to pay interest on our debt. We also use cash to pay for any premiums retroceded and any authorized share repurchases. In 2003 we have purchased specific retrocessional protection for our direct insurance and facultative reinsurance programs and our property reinsurance programs, excluding most other specialty lines. We may purchase further retrocessional protection for our own account in 2003. Our operating subsidiary since inception has produced sufficient cash flows to meet expected claim payments, pay operational expenses and purchase retrocessional protection.

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

      Certain business we write has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both our results and operational cash flows. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

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

      The market value of fixed maturity investments, our quoted and unquoted equity investments and our cash and cash equivalents balance was $2,218.7 million as at September 30, 2003, compared to $1,581.5 million at December 31, 2002. The primary cause of this increase was the receipt of $469.1 million in premiums net of acquisition costs, net investment income of $35.7 million, and the change in net unrealized gains on investments of $6.5 million offset by paid claims of $30.5 million. In addition, our investments and cash and cash equivalents balance has increased by a net amount of $100.0 million resulting from the repayment of our term loan facility in the amount of $150.0 million and the net proceeds received from the issuance of $250.0 million in Senior Notes.

      We will be leasing additional office space in Bermuda later in 2003, and will incur additional related costs.

      For the period from inception until September 30, 2003, we have had sufficient cash flow from operations to meet our liquidity requirements. The cash generated from the private placement in 2001 and the successful completion of our IPO in October 2002, together with the net proceeds received from the issuance of our Senior Notes, and our positive operating results for 2002 and during the first nine months of 2003 have provided us with sufficient liquidity to enable Montpelier Re to meet its Bermuda statutory requirements under the Act.

Outlook

      In general, for the first nine months of 2003 we experienced premium rate levels which were less volatile than in 2002, but at comparable overall levels with 2002, for the “short-tail” reinsurance and insurance products that we write. We expect both of these trends to continue for the fourth quarter of 2003 and into 2004. Although we still believe that certain areas are starting to see some competitive forces, overall rates remain healthy and we do not expect as much pressure on rates in 2004 as originally anticipated at the beginning of 2003. Even though there have not been as many large catastrophes during the year to date as in prior years, we believe that rate levels will continue to remain stable due to: (1) increasing modeling risk scenarios which is creating additional demand for catastrophe reinsurance coverage in target zones; (2) the continued significant reserve strengthening in other insurance and reinsurance companies mainly related to asbestos and environmental legacy issues but also now on the casualty underwriting conducted between 1997 and 2000; and (3) rating agency downgrades of competitors.

      Even though a number of catastrophes occurred during the quarter, none of the events so far has produced a significant market loss and our financial results in 2003 continue to be affected positively by the unusually and still relatively low frequency of large natural catastrophic events impacting our business. We anticipate that we may be impacted in future periods on average by a higher frequency of large natural catastrophic events than those experienced in 2002 and for 2003 to date. Such events could have a material adverse impact on our financial condition and results of operations. In addition, capital provided by newly-formed reinsurers and additional capital raised by existing reinsurers continues to increase the supply of reinsurance capacity which could negatively impact the prices that we receive for the products we write. The worldwide property and casualty insurance and reinsurance industry continues to be highly competitive and some of our competitors possess significantly greater financial and other resources than we do. This competition could also affect our financial condition and results of operations.

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

      As at September 30, 2003, the impact on our portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.1% or approximately $42.0 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.1% or approximately $42.0 million.

      As at September 30, 2003, we held $119.2 million, or 6.0% of our total invested assets in mortgage-backed and asset-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

      Interest rate movements also affected the economic value of our term loan facility. We incurred an average interest rate under our term loan facility for the nine months ended September 30, 2003 of 2.2%. In order to hedge the interest rate risk of the loan, we entered into an interest rate swap contract with Bank of America, which became effective April 22, 2003 and was set to expire on December 11, 2004, the maturity date of the term loan facility. Under the terms of the interest rate swap contract, we paid interest at a fixed rate of 1.88% plus a margin dependent upon our leverage, and received interest at a variable rate equal to the offshore LIBOR rate. Following the completion of our Senior Notes offering as described in the Capital Resources section, we repaid the amounts outstanding under the term loan facility and terminated the facility and the related swap contract, resulting in a $1.0 million loss on termination of the swap contract.

      Foreign Currency Risk. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At September 30, 2003 we do not have any outstanding forward foreign currency exchange contracts.

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

      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At September 30, 2003, all fixed maturity investments that we held were investment grade.

Item 4.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of the period end date relating to this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

      None.

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

Item 6.     Exhibits and Reports on Form 8-K

A.     Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and Benfield Group plc, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.8	Credit Agreement, dated as of December 12, 2001, among the Registrant and Various Financial Institutions, as amended by Amendment Agreement, dated as of December 26, 2001, by Second Amendment Agreement, dated as of September 17, 2002 and by Third Amendment Agreement, dated as of August 1, 2002 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)) and by Fourth Amendment Agreement, dated as of December 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2003).
10.9	Share Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.10	Performance Unit Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.11	Standby Letter of Credit Agreement, among Montpelier Re and Fleet National Bank, dated as of February 26, 2002 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.12	Standby Letter of Credit Agreement, among Montpelier Re and Barclays Bank PLC, dated as of December 6, 2002 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.13	Service Agreement, dated as of March 18, 2003, between K. Thomas Kemp and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.14	Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Re and Fleet National Bank, dated September 20, 2003 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A dated September 25, 2003 (Registration No. 333-105896)).
10.15	Consent, Waiver and Amendment Agreement, among Montpelier Re and Barclays Bank PLC, dated July 29, 2003, filed with this report.
31.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this report.

B.     Current Reports on Form 8-K

(a) Current Report on Form 8-K filed on July 25, 2003, under Items 7 and 9 thereof, announcing the Company’s results for the quarter and six months ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ ANTHONY TAYLOR

Name: Anthony Taylor
Title: President and Chief Executive Officer

November 7, 2003

Date

By:	/s/ NEIL MCCONACHIE

Name: Neil McConachie

Title:	Treasurer and Chief

Accounting Officer
(chief accounting officer)

November 7, 2003

Date