Form 10-K
period 2003-12-31
MONTPELIER RE HOLDINGS LTD
filed 2004-03-02
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(441) 296-5550

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, par value 1/6 cent per share

Name of exchange on which registered:

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 1, 2004, the Registrant had 63,392,597 common voting shares outstanding, with a par value of 1/6 cent per share.

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2003 was $945,202,831 based on the closing sale price of the common shares on the New York Stock Exchange on that date.

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 20, 2004 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MONTPELIER RE HOLDINGS LTD.

PART I

Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995.

This Form 10-K contains, and Montpelier Re Holdings Ltd. (the “Company”) may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward- looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results, future dividends or future repurchases to differ include, but are not necessarily limited to: market conditions affecting Montpelier’s common share price; our short operating and trading history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the estimates reported by syndicates under existing QQS contracts; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the impact of terrorist activities on the economy; competition in the reinsurance industry and rating agency policies and practices. The Company’s forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. These and other events that could cause actual results to differ are discussed in detail in “Risk Factors” contained in Item 1 of this filing.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1. Business

General

The Company, through its wholly-owned operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a Bermuda-based provider of global property and casualty reinsurance and insurance products. We were founded by White Mountains Insurance Group, Ltd. and Benfield Holdings Limited and commenced operations in December 2001. We have assembled a senior management team with significant industry expertise and longstanding industry relationships. We seek to identify attractive reinsurance and insurance opportunities by capitalizing on our management’s significant underwriting experience, using catastrophe modeling software and our proprietary risk pricing and capital allocation models. For the year ended December 31, 2003, we underwrote $809.7 million in gross premiums written, which was spread between various classes of business and geographic areas. We have well-established market relationships with insurance and reinsurance affiliates of the world’s top insurance brokers including Marsh & McLennan Companies Inc. (“Marsh”), Aon Corporation (“Aon”), Benfield plc (“Benfield”) and Willis Group Holdings Ltd. (“Willis”), among others.

We write the following four lines of business: property specialty, property catastrophe, other specialty and qualifying quota share (“QQS”).

The property specialty category includes risk excess of loss, property pro-rata and direct insurance and facultative reinsurance business. Property catastrophe reinsurance contracts are typically “all risk” in nature and provide protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The property catastrophe category also includes retrocessional contracts, which are reinsurance protections of other reinsurers, also called retrocedents. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. We also participate in three QQS arrangements that are whole account quota share reinsurance contracts of certain Lloyd’s syndicates. Our other specialty category includes aviation liability, aviation war, marine, personal accident catastrophe, workers compensation, terrorism, other casualty and other reinsurance business. We will pursue other opportunities in the upcoming year as they arise.

Ratings

Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. A.M. Best has assigned Montpelier Re a financial strength rating of “A” (Excellent), which is the third highest of fifteen rating levels. The objective of A.M. Best’s rating system is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our rating reflects A.M. Best’s opinion of our results of operations, capitalization and management.

Montpelier Re has been assigned an “A3” (Good) rating by Moody’s Investor Service, the seventh highest rating of twenty-one rating levels. This rating reflects Moody’s opinion of the ability of Montpelier Re to punctually repay senior policyholder claims and obligations.

Montpelier Re has been assigned an “A-” (Strong) financial strength rating by Standard & Poors, which is the seventh highest of twenty-one rating levels. The rating reflects Standard & Poor’s opinion of Montpelier Re’s ability to pay under its insurance policies and contracts in accordance with their terms.

These ratings are not evaluations directed to investors in our securities or a recommendation to buy, sell or hold our securities. Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of the rating agencies and we cannot assure you that we will be able to retain these ratings.

Corporate Strategy

We aim to maximize sustainable long-term growth in shareholder value by pursuing the following strategies:

Manage Capital Prudently and Maintain a Disciplined Balance Sheet. We focus on generating underwriting profits while maintaining a disciplined balance sheet. We aim to manage our capital prudently relative to our risk exposure in an effort to maximize sustainable long-term growth in shareholder value. In 2003 we purchased retrocessional protection on our own account for our direct insurance and facultative reinsurance programs and our property reinsurance programs, excluding most other specialty lines. Our capital management strategy emphasizes the appropriate use of leverage (borrowings) to augment capital when it can be fully and profitably used to support our underwriting. Also as part of our capital management strategy, if we have idle or excess capital, we may reduce leverage and consider dividends and share repurchases to return capital to our owners. We have initiated a regular dividend program of $0.34 per share per quarter and declared our first dividend to shareholders of record at December 31, 2003. We employ a conservative investment policy and we seek to establish appropriate loss reserves in order to minimize later adjustments.

Enhance Our Lead Position With Brokers and Cedents. We often take a lead position in underwriting treaties. Doing so enhances our access to superior business. Through the use of sophisticated underwriting tools, our underwriters seek to identify those exposures which meet our objectives in terms of return on capital and underwriting criteria. By leading reinsurance programs, we believe our underwriters attract and can selectively write exposures from a broad range of business in the marketplace which has allowed us to build a substantial book of reinsurance business exhibiting superior performance.

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

Develop and Maintain a Balanced Portfolio of Reinsurance Risks. We aim to maintain a balanced portfolio of primarily property related risks, diversified by class, product, geography and marketing source. We actively seek to grow in classes experiencing attractive conditions and avoid classes suffering from intense price competition or poor fundamentals. Our approach to new business is flexible and dynamic because we have a centralized underwriting team in Bermuda, as opposed to a large decentralized structure that might encourage writings in particular geographic areas or product classes to justify previous commitments. We underwrite a variety of different products, and seek to avoid a focus on any particular region or class of business, including U.S. property catastrophe business. We employ risk management techniques to monitor correlation risk and seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We utilize industry modeling tools to stress test the portfolio by simulating large loss events. We believe a more balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value.

Deliver Customized, Innovative and Timely Insurance and Reinsurance Solutions for Our Clients. We have established ourselves as a premier provider of global property and casualty reinsurance and insurance products and seek to provide superior customer service. Our objective is to solidify long-term relationships with brokers and clients while developing an industry reputation for innovative and timely quotes for difficult technical risks.

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

Many global property and casualty insurers and reinsurers are experiencing significantly reduced capital as a result of several years of excessively competitive pricing, expanding coverage terms and significant increases in reserves from asbestos liability and from casualty business written between 1997 and 2002. As a result of these factors, rating agencies continue to downgrade insurers and reinsurers. This reduction in capacity has resulted in more favorable pricing terms and conditions over the past few years. Through Montpelier Re, we seek to help fulfill the need for additional underwriting capacity in the global property and casualty reinsurance and insurance markets. We intend to take advantage of current conditions in those markets by providing capacity to ceding companies at prices at least commensurate with the risk we assume.

In 2002 and 2003 the “short-tail” insurance and reinsurance market in which we participate has been in general price equilibrium. Premium rate levels in 2003 have been comparable with 2002 levels although there were signs of some competitive pressures building as 2003 developed. We expect this pricing pressure to continue into 2004. Overall, however, price-levels remain favorable for insurers and reinsurers and better than they have been in many years.

Reinsurance and Insurance Products

General. The majority of the reinsurance products we seek to write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedent. Accordingly, we carefully review and analyze the cedent’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. We also write direct insurance and facultative reinsurance contracts where we reinsure individual risks on a case-by-case basis.

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

We seek to manage our risk by seeking profitable pricing, using contract terms, diversification criteria, prudent underwriting, our proprietary modeling system, CATM, and special conditions based on the nature and scope of coverage. Underwriting is primarily a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

Premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premium written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property specialty and other specialty lines are written throughout the year. Written premiums are generally lower during the fourth quarter of the year than other quarters. Gross premiums written for pro-rata programs, including QQS programs are initially booked as estimates and are adjusted as actual results are reported by the cedents during the period. Earned premiums do not necessarily follow the written premium pattern as certain premiums written are earned ratably over the contract term, which ordinarily is twelve months, although many pro-rata contracts are written on a risks attaching basis and are generally earned over a 24 month period. Earned premiums are affected by our growing book of business; as written premium levels increase, earned premium levels will correspondingly increase over the earning period. Premiums are generally due in installments.

We believe our most significant opportunities are in the short-tail property exposed business with higher levels of attachment, and in our specialty lines, particularly in the casualty area. Details of gross premiums written by line of business are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Property Specialty. Contracts in this category include risk excess of loss, property pro-rata and direct insurance and facultative reinsurance. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property risk coverages are written on an excess of loss basis, which provides the insured protection beyond a specified amount up to the limit set within the reinsurance contract.

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

We also write property pro-rata reinsurance contracts which are reinsurances of individual property risks written on a proportional basis rather than on an excess of loss basis.

Property Catastrophe. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war, nuclear contamination and terrorism, are almost always excluded, partially or wholly, from our contracts.

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

Other Specialty. We also write specialty risks such as aviation liability, aviation war, marine, personal accident catastrophe, worker’s compensation, terrorism, other casualty and other reinsurance business. We aim to control our risk by writing predominantly short-tail lines of business. Marine and aviation contracts are primarily written on a retrocessional excess of loss basis. A limited number of terrorism-specific risks, reinsurance treaties and national pools are written as well. In 2003 we also wrote a limited amount of aviation war risk business, as prices renewed at multiples of their expiring prices following significant industry losses from the September 11th and Sri Lanka terrorist attacks, which was mostly not renewed in 2004. Overall we expect to increase our other specialty and property specialty lines of business based on our assessment of the current market environment, particularly in our casualty lines.

Our casualty portfolio of risks focuses on selected classes, with an initial emphasis on casualty clash excess of loss reinsurance business. Under a casualty clash reinsurance agreement, the ceding insurer retains an amount which is generally higher than the limit on any one reinsured policy. Thus, two or more coverages or policies issued by the ceding insurer generally must be involved in a loss for coverage to apply under the reinsurance agreement. In addition, we also write UK employers liability coverage and excess auto liability coverage in the U.S. In 2004, we may also write professional indemnity casualty reinsurance, predominantly medical malpractice and errors and omissions business, on an excess of loss basis.

Coverage for worker’s compensation and personal accident catastrophe contracts are generally written to restrict recoveries by the cedent unless normally at least a minimum of ten insured persons are involved in the same event. This business is generally written to provide coverage worldwide. There has been more competition in these areas but less so on the upper layers which we write as price levels remain favorable.

A very high percentage of the reinsurance contracts that we write do not provide coverage for losses arising from acts of terrorism caused by nuclear, biological or chemical attack. With respect to personal lines risks, losses arising from acts of terrorism occasioned by causes other than nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis, for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others or where an act of terrorism does not meet the definition of “act of terrorism” set forth in the Terrorism Risk Insurance Act of 2002. We have written a limited number of reinsurance contracts, both on a proportional and excess of loss basis, covering solely acts of terrorism. We have done so only in instances where we believe we are able to obtain pricing that adequately covers our exposure. These contracts nearly always exclude coverage protecting against nuclear, biological or chemical attack.

We pursue specialty reinsurance on a disciplined and opportunistic basis. We target short-tail lines of business, often with low frequency, high severity profiles similar to catastrophe business. We also seek to manage the correlations of this business with property catastrophe through the use of CATM, our proprietary modeling system.

Qualifying Quota Share. We provided whole account quota share reinsurance, or QQS reinsurance, to three Lloyd’s syndicates for the 2002 and 2003 underwriting years. We have not written any QQS contracts in 2004. We target syndicates which have a proven underwriting franchise, long-term customer relationships and whose ability to write premiums is limited by their stamp capacity. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write by the Council of Lloyd’s and on which it must pay subscriptions and contributions. Lloyd’s allows syndicates to write up to a certain percentage of their stamp capacity, with the ability to cede the surplus income to quota share reinsurers. We do not have exposure to underwriting in years prior to inception of the QQS contracts and such contracts are expected to be commuted after 36 months, the point at which the underwriting year is closed.

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

Geographic Breakdown

Since inception we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. The spread of these exposures is also a function of market conditions and opportunities. The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured ($ in millions):

Gross Premiums Written by Geographic Area of Risks Insured

	Years Ended December 31,
	2003		2002 (3)
USA and Canada	$381.8	47.1%	$204.1	33.6%
Worldwide (1)	227.6	28.1	309.9	51.0
United Kingdom and Ireland	50.4	6.2	13.1	2.2
Worldwide, excluding USA and Canada (2)	35.8	4.4	11.9	1.9
Western Europe, excluding the United Kingdom and Ireland	35.3	4.4	20.9	3.4
Japan	32.8	4.1	20.6	3.4
Others (1.5% or less)	46.0	5.7	27.2	4.5

Total	$809.7	100.0%	$607.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.
(3)	During the year, we refined the classification of gross premiums written between geographic areas. There was no effect on total gross premiums written.

The Qualifying Quota Share contracts and substantial amounts of other lines of business are worldwide in nature, with the majority of business related to North America and Europe.

Retrocessions

For the year ended December 31, 2003, we recorded reinsurance premiums ceded on our own account for the direct and facultative reinsurance programs and the property programs, excluding most other specialty lines. For certain pro-rata contracts, including some quota share contracts, the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers. For the year ended December 31, 2002, we recorded reinsurance premiums on qualifying quota share contracts only. We record our pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and record our proportionate share of amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

Underwriting and Risk Management

During our first two full years of operations we believe we have created a balanced portfolio of risks, diversified by class, product, geography and marketing source. We attempt to limit the amount of potential loss that may arise from a single catastrophic event. We also attempt to manage our exposure against clash and correlation among risks.

Our underwriting team is led by our President and Chief Executive Officer, Anthony Taylor, who also serves as Montpelier Re’s Chief Underwriting Officer. C. Russell Fletcher III is our Chief Reinsurance Officer and also a principal member of our underwriting team. We underwrite to specific disciplines as set out by the Chief Underwriting Officer, with the aim of maintaining the following principles:

•	Assume excess of loss business with an attachment point above the expected level of attritional losses, thereby covering infrequent large losses;

•	Limit the scope of coverage on regular property classes to “traditional perils” and generally exclude perils or causes of loss that are difficult to measure such as cyber risks, pollution and nuclear, biological and chemical acts of terrorism;

•	Entertain difficult risks such as terrorism but only on a specific basis whereby exposures are carefully controlled through limits, terms and conditions and are appropriately priced;

•	Exclude “single risk” exposure from catastrophe and retrocessional business;

•	Be prepared to lead business but work with and follow respected existing leaders where appropriate; and

•	Use risk assessment models from providers such as AIR Worldwide Corporation (“AIR”), EQECAT, Inc. (“EQE”) and Risk Management Solutions, Inc. (“RMS”) as well as our proprietary technology, CATM, to assist in the underwriting process and the quantification of our catastrophe aggregate exposures.

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

CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors such as AIR, EQE and RMS. In addition, CATM serves as a first step in the development of a dynamic financial analysis model to be used as a guide in managing our exposure to liability, asset and business risk.

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

Marketing

Business is produced through brokers and reinsurance intermediaries. We seek to establish an identity with brokers and ceding companies by providing: (1) prompt and responsive service on underwriting submissions; (2) innovative and customized insurance and reinsurance solutions to clients; and (3) timely payment of claims. Our objective is to build long-term relationships with brokers and ceding companies and provide financial strength and security. We expect to support the existing market as we build our reputation and brand. All brokerage transactions are entered into on an arm’s length basis. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

Gross Premiums Written by Broker

	Years Ended December 31,
	2003		2002 (2)
Marsh	$204.7	28.1%	$143.6	23.8%
Benfield (1)	147.1	20.2	163.1	27.0
Aon	145.9	20.0	92.7	15.4
Willis (1)	120.9	16.6	148.1	24.5
Other brokers	110.1	15.1	56.2	9.3

Total brokers	728.7	100.0%	603.7	100.0%

Direct (no broker)	81.0		4.0

Total	$809.7		$607.7

(1)	Includes QQS gross premiums written.
(2)	During the year, we refined the broker classifications. There was no effect on total gross premium written.

Montpelier Marketing Services (UK) Limited (“MMSL”), our marketing subsidiary in London, continues to experience a flow of introductions from brokers who are either seeking new markets into which to channel their business or who desire a personal dialogue prior to rating and acceptance by our Bermuda underwriters. MMSL regularly conducts meetings with major London brokers, smaller brokers, UK cedents and international cedents visiting London. In addition, MMSL conducts specific client trips to various countries around the world.

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

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are not permitted to establish loss and loss adjustment expense reserves with respect to our property catastrophe portfolio until an event which gives rise to a loss occurs. A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in the property catastrophe market is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency and other factors which could vary significantly as claims are settled. This limits the volume of relevant industry claims experience available from which to reliably predict ultimate losses following a loss event. The reserve for losses incurred but not reported (“IBNR”) is estimated by management using industry data and professional judgment to estimate our ultimate losses from insurance and reinsurance contracts exposed to a loss event. Such reserves are estimated by management based upon reports received from ceding companies, supplemented by our own estimates of reserves for which ceding company reports have not been received, and our own historical experience. These estimates are subject to a corroborative review by external actuaries, based on loss development patterns determined by reference to our underwriting practices, the policy form, type of insurance program and industry data.

Delays in ceding companies reporting losses, together with the potential for unforeseen developments may result in losses and loss expenses significantly greater or less than the reserve provided at the time of the loss event. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if the loss is a catastrophic event. These estimates are regularly reviewed and updated, as experience develops and new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known. Loss and loss adjustment reserves represent estimates, including actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred, and it is likely that the ultimate liability may exceed or be less than such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. To assist us in establishing appropriate loss and loss adjustment reserves, we have access to commercially available databases showing historical catastrophe losses. In addition, when reviewing a proposed reinsurance contract, we typically receive loss experience information with respect to the insured on such a contract. Reserve estimates by new reinsurers may be inherently less reliable than the reserve estimates of a reinsurer with a stable volume of business and an established claim history. As our business has developed in 2002 and 2003, we have supplemented industry information with our own specific experience in our actuarial analysis which has led to reduced projections of ultimate losses. As our mix of business changes, we expect that our reserve process and practices will correspondingly change to a degree in the future.

Investments

We follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. At December 31, 2003, our portfolio of fixed maturity investments comprised U.S. government and agency bonds (71%), investment grade corporate debt securities (21%) and mortgage-backed and asset-backed securities (8%). All of the fixed maturity investments held by us were publicly traded at December 31, 2003. The average duration of the portfolio was 2.1 years and the average rating of the portfolio was AA+ at December 31, 2003. We did not have an aggregate investment in a single entity, other than the U.S. government, in excess of 10% of shareholders’ equity at December 31, 2003 or 2002. We also hold a modest portfolio of publicly traded equity securities.

In determining our investment decisions, we consider the impact of various catastrophic events, particularly those to which our insurance and reinsurance portfolio may be exposed, on our invested assets to protect our financial position. Our intent is to maintain a modest portfolio of common equity securities over time and also to consider modest exposure to alternative asset classes such as hedge funds. Over longer time horizons, we believe investments in common equity securities or alternative asset classes will enhance returns without significantly raising the risk profile of the portfolio. However, we do expect that the majority of our portfolio will consist of conservative fixed income securities.

Our Finance Committee establishes investment guidelines and supervises our investment activity. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. The Finance Committee regularly monitors the overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports the overall investment results to the Board of Directors. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They also include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.

We have engaged White Mountains Advisors LLC, a wholly owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders, to provide investment advisory and management services. We pay investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are included in net investment income. We incurred an average fee of 0.17% and 0.19% for the years ended December 31, 2003 and 2002, respectively. We expensed investment management fees of approximately $3.2 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively, and have recorded an amount payable for these services of approximately $0.9 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively.

The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at December 31,
	2003	2002
Fixed maturities, available for sale, at fair value	$1,976,165	$1,354,845
Equity investments, available for sale, at fair value	37,564	—
Other investments	84,354	63,691
Cash and cash equivalents, at fair value	139,587	162,925

Total Invested Assets	$2,237,670	$1,581,461

Our net investment returns for the years ended December 31, 2003 and 2002 were as follows ($ in millions):

	Years Ended December 31,
	2003	2002
Net investment income	$50.1	$39.7
Net realized investment gains	7.6	7.7
Net increase in unrealized gains on investments	18.2	33.6

Total net investment return	$75.9	$81.0

We have invested in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). At December 31, 2003, Montpelier Re owned 4.0 million shares of Aspen, which represented approximately 5.8% of Aspen on an undiluted basis.

Aspen completed its initial public offering on December 4, 2003. Previously Aspen was an unquoted investment and was carried at estimated fair value based on reported net asset values and other information available to management, with any unrealized gain or loss included in accumulated other comprehensive income. Even though Aspen is now a publicly traded company, the shareholders agreement and other restrictions present significant obstacles and uncertainties in the determination of the number of shares that can be reasonably expected to qualify for sale within one year. As a result of this illiquidity, a portion of the total investment is considered restricted and is discounted. The aggregate unrealized gain is included in accumulated other comprehensive income.

For additional information concerning the Company’s investments and reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, some of which have greater financial, marketing and management resources than we do. In particular, we compete with insurers that provide property-based lines of insurance and reinsurance, such as Aspen, ACE Tempest Re, Converium,

Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Munich Re, PartnerRe Ltd., PXRE Reinsurance Company, Renaissance Reinsurance Ltd., Swiss Re and XL Re. In addition, there are other new Bermuda reinsurers, such as Allied World Assurance Company, Ltd., Arch Reinsurance Ltd., AXIS Specialty Limited, Endurance Specialty Insurance Ltd., Olympus Re Holdings, Ltd. and Platinum Underwriters Holdings Ltd. with whom we also compete. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

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

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. We are unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

We believe that we are well positioned in terms of client services and underwriting expertise. We also believe that our capitalization and strong financial ratios provide us with a competitive advantage in the marketplace.

Bermuda Insurance Regulation

The following summary of Bermuda insurance regulation is based upon current law and is for general information only.

The Insurance Act. As a holding company, Montpelier Re Holdings Ltd. is not subject to Bermuda insurance law and regulations; however, Montpelier Re is subject to the Insurance Act and related regulations. No person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority, which we refer to as the BMA, which has responsibility for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The continued registration of a company as an insurer under the Insurance Act is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Montpelier Re is registered to carry on general business as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. As so registered, Montpelier Re may not carry on long-term business. In general, long-term business includes effecting and carrying out contracts of insurance on human life or contracts to pay annuities on human life, and contracts of insurance against risks of the persons insured sustaining injury as the result of an accident, or dying as the result of an accident or becoming incapacitated or dying in consequence of disease. These are contracts that are expressed to be in effect for a period of not less than five years or unlimited and to be terminable by the insurer before the expiration of five years or are so terminable before the expiration of that period only in special circumstances.

Cancellation of Insurer’s Registration. An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Montpelier Re is at the Company’s principal executive offices in Hamilton, Bermuda, and Montpelier Re’s principal representative is Mr. Anthony Taylor. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the BMA setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio.

Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Montpelier Re, are required to be filed annually with the BMA. The independent auditor of Montpelier Re must be approved by the BMA and may be the same person or firm who audits Montpelier Re’s financial statements and reports for presentation to its shareholders. Montpelier Re’s independent auditor is PricewaterhouseCoopers (Bermuda).

Loss Reserve Specialist. As a registered Class 4 insurer, Montpelier Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense reserves. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Statutory Financial Statements. Montpelier Re must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Montpelier Re is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements of Montpelier Re are not prepared in accordance with U.S. GAAP and are distinct from the Company’s consolidated financial statements which, under the

Companies Act, are prepared in accordance with U.S. GAAP. Montpelier Re, as a general business insurer, is required to submit their annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

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

Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Montpelier Re, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Montpelier Re:

(1) is required, with respect to its general business, to maintain a minimum solvency margin (the prescribed amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of:

(A) $100 million;

(B) 50% of net premiums written (being gross premiums written less any premiums ceded by Montpelier Re but Montpelier Re may not deduct more than 25% of gross premiums when computing net premiums written); and

(C) 15% of loss, loss expense and other insurance reserves;

(2) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Montpelier Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

(3) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins;

(4) is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

(5) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information and is precluded from declaring and/or paying dividends until the failure is rectified.

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

Employees

As of February 20, 2004, we had forty-nine employees. Our employees are employed by Montpelier Re or by Montpelier Marketing Services (UK) Limited. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements.

Many of our Montpelier Re employees, including all of our executive officers are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurances can be given in this regard. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.

Segment Information

Management has determined that the Company operates in one segment only. The Company focuses on writing global property and casualty reinsurance and insurance business as described earlier.

Additional Information

The Registrant’s website address is www.montpelierre.bm. The Registrant makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments free of charge to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

We were formed in November 2001, and we only have two full fiscal years of operating and financial history. As a result, there is limited historical financial and operating information available to help you evaluate our performance. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. Our historical financial results may not accurately indicate our future performance.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain our principal employees. As of February 19, 2004 we have forty-nine full-time employees and depend upon them for the generation and servicing of our business. We rely substantially upon the services of Anthony Taylor, our Chairman, Chief Executive Officer and President of Montpelier Re and Russell Fletcher, our Chief Underwriting Officer of Montpelier Re. Although to date we have generally been successful in recruiting employees, our location in Bermuda may be an impediment to attracting and retaining experienced personnel, particularly if they are unable to secure work permits, as described below. Furthermore, although we are not aware of any planned departures, if we were to lose the services of members of our management team, our business could be adversely affected. We do not currently maintain key man life insurance policies with respect to our employees except for Anthony Taylor. We also may experience difficulty in attracting and retaining qualified independent directors in the increasingly regulated corporate governance environment.

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

None of our executive officers based in Bermuda are Bermudian. Of our employees in Bermuda, twenty-eight are Bermudian. Anthony Taylor, our Chief Executive Officer, Russell Fletcher, our Chief Underwriting Officer, and Thomas Busher, our Chief Operating Officer, are working under work permits that will expire in 2005 and K. Thomas Kemp, our Chief Financial Officer, is working under a periodic work permit which also expires in 2005. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

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

We have substantial exposure to losses resulting from natural disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition or results for any fiscal quarter or year and could have a material adverse effect on our financial condition or results and our ability to write new business. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. Although we will attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations.

Emerging claim and coverage issues could adversely affect our casualty business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Because of the “long-tail” nature of our casualty business in which claims can typically be made for many years, it is more susceptible to these issues than the majority of our business, which is predominantly “short-tail.” In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes. In addition, we are unable to predict the extent to which the courts may expand the theory of liability under a casualty insurance contract, such as the range of the occupational hazards causing losses under employers’ liability insurance, thereby increasing our reinsurance exposure. As a result, the full extent of liability under our reinsurance contracts, and in particular our casualty reinsurance contracts, may not be known for many years after a contract is issued.

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

A significant portion of the Company’s business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in the property catastrophe market is inherently complicated in that losses in excess of the attachment level of the Company’s policies are characterized by high severity and low frequency, and other factors which could vary significantly as claims are settled. This limits the volume of relevant industry claims experience available from which to reliably predict ultimate losses following a loss event.

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

These factors require us to make significant assumptions when establishing loss reserves. Since the Company has insufficient past loss experience, management supplements this information with industry data. This industry data may not match the risk profile of the Company, which introduces a further degree of uncertainty into the process. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

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

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of Montpelier Re. Dividends and other permitted distributions from Montpelier Re are expected to be our sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Bermuda law and regulations, including, but not limited to Bermuda insurance regulation, limit the declaration and payment of dividends and the making of distributions by Montpelier Re to us. The inability of Montpelier Re to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations.

We may encounter difficulties in maintaining the information technology systems necessary to run our business.

The performance of our information technology systems is critical to our business and reputation and our ability to process transactions and provide high quality customer service. Such technology is and will continue to be a very important part of our underwriting process. We currently purchase risk modeling services from AIR, EQE and RMS. In addition, we purchase insurance consulting services from Black Diamond Group and Complexus Ltd. for the enhancement of our proprietary modeling technologies.

We cannot be certain that we would be able to replace these service providers or consultants without slowing our underwriting response time, or that our proprietary technology will operate as intended. Any defect or error in our information technology systems could result in a loss or delay of revenues, higher than expected loss levels, diversion of management resources, harm to our reputation or an increase in costs.

One of our founders and certain of our directors and officers may have conflicts of interest with us.

One of our founders, White Mountains beneficially owns 22.9% (assuming the exercise of warrants) of our common shares. In addition, four of our directors are affiliated with White Mountains.

Affiliates of White Mountains engage in certain commercial activities and transactions or agreements with us, which may give rise to conflicts of interest. We may also enter into commercial arrangements with related parties in the ordinary course of business. In addition, White Mountains conducts a reinsurance business through some of its subsidiaries, and we may compete with such subsidiaries for the same prospective clients. Our founders and their affiliates have also entered into agreements with and made investments in numerous companies that may compete with us. In particular:

•	John J. (Jack) Byrne, former Chairman of our Board of Directors and a member of our Compensation and Nominating Committee, is also a member of the Board of Directors and Chairman of the Executive Committee of White Mountains Insurance Group.

•	K. Thomas Kemp, our Chief Financial Officer and a member of our Board of Directors, is a member of the Board of Directors of White Mountains Insurance Group, and is also a director of Amlin plc, which accounts for a significant proportion of our QQS premiums.

•	Raymond Barrette, a member of our Board of Directors and a member of the Underwriting Policy Committee of our Board of Directors, is President and Chief Executive Officer of White Mountains Insurance Group.

•	John Gillespie, a member of our Board of Directors and Chairman of the Finance Committee of our Board, is Deputy Chairman of the Board of Directors of White Mountains Insurance Group. Mr. Gillespie is Chairman and President of White Mountains Advisors LLC, a wholly owned subsidiary of White Mountains Insurance Group, which we have engaged to provide investment advisory and management services. In addition, Mr. Gillespie is either general manager or investment manager of various funds, which own less than 5% of our common shares.

In addition, our founders and entities affiliated with some of our directors have sponsored or invested in, and may in the future sponsor or invest in, other entities engaged in or intending to engage in insurance and reinsurance underwriting, some of which may compete with us. They have also entered into, or may in the future enter into, agreements with companies that may compete with us.

We have a policy in place applicable to each of our directors and officers which provides for the resolution of potential conflicts of interest. However, we may not be in a position to influence any party’s decision to engage in activities that would give risk to a conflict of interest, and they may take actions that are not in our shareholders’ best interests.

If we choose to purchase reinsurance, we may be unable to do so.

We purchased reinsurance for our own account in 2003 in order to limit the effect of large and multiple losses upon our financial condition, and we may seek to buy reinsurance in the future. This type of insurance is known as “retrocessional reinsurance.” A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance treaty with us could have a material adverse effect on us.

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

We will be subject to the credit risk of our reinsurers.

If we purchase retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. The same risk also exists with respect to certain contracts that carry underlying reinsurance protection.

Since we depend on a few reinsurance brokers for a large portion of our revenues, loss of business provided by them could adversely affect us.

We market our reinsurance worldwide primarily through reinsurance brokers. For the year ended December 31, 2003, 90.0% of our gross premiums written were sourced through brokers. Subsidiaries and affiliates of Marsh (including Guy Carpenter & Company Inc.), Benfield (one of our founders and a shareholder), Aon and Willis provided 28.1%, 20.2%, 20.0% and 16.6% (for a total of 84.9%), respectively, of our gross premiums written sourced through brokers for the year ended December 31, 2003. Affiliates of two of these brokers, Aon and Marsh, have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Our funds are invested on a discretionary basis by a professional investment advisory management firm, White Mountains Advisors LLC, a wholly-owned subsidiary of White Mountains Insurance Group, subject to policy guidelines, which are periodically reviewed by the Finance Committee of our Board of Directors.

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

Our functional currency is the U.S. dollar. We write a portion of our business and receive premiums and pay claims in currencies other than U.S. dollars and may maintain a small portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. A portion of our loss reserves are also in non-U.S. currencies. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

At present we have no currency hedges in place, nor are we aware of any significant exposures to loss payments that will be paid in non-U.S. currencies. We intend to consider using hedges when we are advised of known or probable significant losses that will be paid in non-U.S. currencies. We can, therefore, choose to manage currency fluctuation exposure during the period between advice and ultimate payment. However, we would not normally hedge against this possible exposure for IBNR. Reserves for IBNR will be a substantial part of our total loss reserves.

We are rated by rating agencies and a decline in our ratings could affect our standing among brokers and customers and cause our revenue and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. A.M. Best assigned Montpelier Re a financial strength rating of “A” (Excellent), which is the third highest of fifteen rating levels. The objective of A.M. Best’s rating system is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our rating reflects A.M. Best’s opinion of the results of our operations capitalization and management. Montpelier Re has been assigned an “A3” (Good) rating by Moody’s Investors Service, the seventh highest rating of twenty-one rating levels. This rating reflects Moody’s opinion of the ability of Montpelier Re to punctually repay senior policyholder claims and obligations. Montpelier Re has been assigned an “A -” (Strong) financial strength rating by Standard & Poor’s, which is the seventh highest of twenty-one rating levels. The rating reflects Standard & Poor’s opinion of Montpelier Re’s ability to pay under its insurance policies and contracts in accordance with their terms. These ratings are not evaluations directed to investors in our securities or a recommendation to buy, sell or hold our securities. Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of the rating agencies and we cannot assure you that we will be able to retain these ratings.

If our ratings are reduced from their current levels by A.M. Best, Moody’s or Standard & Poor’s, our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies, and brokers that place such business, move to other reinsurers with higher ratings.

We may require additional capital in the future.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our ongoing operations, initial capitalization and initial public offering are insufficient to fund future operating requirements and cover claim payments, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital, our business, operating results and financial condition could be adversely affected.

If our subsidiary is unable to obtain the necessary credit, we may not be able to offer reinsurance in certain markets.

Montpelier Re is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, it is anticipated that our reinsurance clients will typically require us to post a letter of credit or other collateral. In order for Montpelier Re to write Lloyd’s QQS business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. We have made arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $250 million, and in favor of certain U.S. ceding companies in an amount of up to $200 million. We consider the letter of credit facilities sufficient to support Montpelier Re’s estimated obligations for the next 12 months.

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

Recent events may result in political, regulatory and industry initiatives, which could adversely affect our business.

The supply of property catastrophe reinsurance coverage decreased due to the withdrawal of capacity and substantial reductions in capital resulting from, among other things, the September 11th terrorist attacks. This tightening of supply resulted in government intervention in the insurance and reinsurance markets in relation to terrorism coverage both in the U.S. and through industry initiatives in other countries. The Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law establishes a federal assistance program that will continue through the end of 2005 to help the commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. Although there has been limited take-up from commercial policyholders to date there remains an uncertainty of the future of terrorism coverage should the U.S. government discontinue the program after December 31, 2005.

This government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets about the definition of terrorist acts and the extent to which future coverages will extend to terrorist acts. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

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

We may require our shareholders to sell us their common shares.

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

We may become subject to U.S. tax legislation concerning Bermuda companies.

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

The Bermuda Minister of Finance, under the Exempted Undertaking Tax Protection Act 1966, as amended, of Bermuda, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations or our shares, debentures or other obligations until March 28, 2016. We cannot assure you that we will not be subject to any Bermuda tax after that date.

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

Item 2. Properties

The Company leases office spaces in Hamilton, Bermuda, where the Company’s principal executive offices are located. The Company also leases office space in London, United Kingdom, where the Company’s subsidiary, Montpelier Marketing Services (UK) Limited is located. We believe our facilities are adequate for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common shares began publicly trading on October 10, 2002 on the New York Stock Exchange under the symbol “MRH”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported in composite New York Stock Exchange trading.

	Price Range of Common Shares
Period	High	Low
2002
Fourth Quarter (beginning October 10, 2002)	$29.75	$21.40

2003
First Quarter	$30.35	$25.00
Second Quarter	$35.22	$27.60
Third Quarter	$33.35	$28.85
Fourth Quarter	$37.56	$30.14

The approximate number of record holders of ordinary shares as of February 24, 2004 was 77, not including beneficial owners of shares registered in nominee or street name.

There were no dividends paid on the Company’s common shares for the years ended December 31, 2003 and 2002. Dividends were declared for shareholders of record on December 31, 2003 and were paid on January 15, 2004.

Dividend Policy

We have initiated a regular dividend program of $0.34 per share per quarter and declared our first dividend to shareholders of record at December 31, 2003 which was paid on January 15, 2004. We expect to continue the payment of dividends in the future but we cannot assure you that such payments will continue. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

Our ability to pay dividends depends, in part, on the ability of our subsidiaries to pay dividends to us. Montpelier Re is subject to Bermuda laws and regulatory constraints which affect its ability to pay dividends to us. For additional information concerning Bermuda regulatory restrictions, see Part 1, Item 1, Bermuda Insurance Regulation. In addition, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that each of them is, or would after the payment be, able to pay their respective liabilities as they become due. Accordingly, we cannot assure you that we will declare or pay dividends in the future.

Shareholders Agreement.

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

In addition, until December 12, 2011, if the Company proposes to register any common shares or any options, warrants or other rights to acquire, or securities convertible into or exchangeable for, the Company’s common shares under the Securities Act (other than shares to be issued pursuant to an employee benefits plan or in connection with a merger, acquisition or similar transaction), the Company will offer shareholders who are party to the shareholders agreement the opportunity and who are not currently entitled to sell their shares pursuant to Rule 144(k) under the Securities Act, subject to certain conditions, to include their common shares in such registration statement. Certain of the Company’s shareholders recently exercised this right in connection with the Company’s filing of a Registration Statement on Form S-3 dated February 12, 2004. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity – Capital Resources.”

The Company and the shareholders party to the shareholders agreement who are not currently entitled to sell their shares pursuant to Rule 144(k) under the Securities Act have agreed not to offer, sell, or otherwise dispose of any common shares or other securities convertible or exchangeable for common shares during the ten days prior to and the 90 days following the effective date of a registration statement filed in conjunction with the rights described in the two previous paragraphs.

Item 6. Selected Financial Data

The following table sets forth our selected financial data and other financial information as at December 31, 2003, 2002 and 2001 and for the years ended December 31, 2003, 2002 and for the period from November 14, 2001 to December 31, 2001. The historical financial information was prepared in accordance with U.S. GAAP. The statement of income data for the periods ended December 31, 2003, 2002 and 2001, and the balance sheet data at December 31, 2003, 2002 and 2001 were derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers, our independent auditors. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto contained in Item 8 — “Financial Statements and Supplementary Data” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	2003	2002	2001
Income Statement Data
Gross premiums written	$809,733	$607,688	$150
Reinsurance premiums ceded	31,758	41,779	—
Net premiums written	777,975	565,909	150
Net premiums earned	705,333	329,926	8
Net investment income	50,148	39,748	1,139
Net realized gains on investments	7,631	7,716	—
Net foreign exchange gains	8,310	1,681	—
Loss and loss adjustment expenses	164,107	133,310	—
Acquisition costs and general and administrative expenses	190,412	89,204	1,208
Interest expense	9,688	4,460	236
Fair value of warrants issued (1)	—	—	61,321
Income (loss) before taxes	407,215	152,097	(61,618)
Net income (loss)	$407,178	$152,045	$(61,618)
Basic earnings (loss) per common share (2)	$6.42	$2.76	$(1.18)
Diluted earnings (loss) per common share (2)	$6.05	$2.74	$(1.18)
Weighted average number of shares common outstanding — basic	63,392,597	55,178,150	52,440,000
Weighted average number of shares common outstanding — diluted	67,275,287	55,457,141	52,440,000
Cash dividends per share	$0.34	$—	$—
Balance Sheet Data
Fixed maturity investments	$1,976,165	$1,354,845	$640,403
Equity investments	37,564	—	—
Other investments	84,354	63,691
Cash and cash equivalents	139,587	162,925	350,606
Total Assets	2,552,589	1,833,918	1,021,798
Net loss and loss adjustment expense reserves	242,064	129,459	—
Debt	248,843	150,000	150,000
Shareholders’ Equity	$1,657,705	$1,252,535	$860,653
Operating Ratios and Other Non-GAAP Measures
Loss ratio (3)	23.3%	40.4%	—
Expense ratio (4)	27.0%	27.0%	N/M
Combined ratio (5)	50.3%	67.4%	N/M
Book value per share (6)	$26.15	$19.76	$16.41
Fully converted book value per share (7)	$24.92	$19.39	$16.41

The Company commenced operations on December 16, 2001 and, as a result, underwrote only one reinsurance policy during the period ended December 31, 2001. The Company was in operation for the full 2003 and 2002 fiscal years and, as a result, the results of the 2001 period are not comparable to the results of the 2003 or 2002 years.

(1)	Fair value of warrants issued to the founding shareholders. The warrants have been classified as equity instruments, and in accordance with EITF 00-19, the estimated aggregate fair value was reported as an expense and an addition to additional paid-in capital.

(2)	Basic earnings per share is based on the basic weighted average number of common shares. Diluted earnings per share assumes the exercise of all dilutive warrants and options, using the treasury stock method.
(3)	Loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.
(4)	Expense ratio is calculated by dividing acquisition costs and general and administrative expenses by net premiums earned.
(5)	Combined ratio is the sum of the loss and expense ratios.
(6)	Book value per share is based on total shareholders’ equity divided by basic shares outstanding.
(7)	Fully converted book value per share is a non-GAAP measure, based on total shareholder’s equity plus the assumed proceeds from the exercise of outstanding options and warrants of $168.1 million, divided by the sum of shares, options and warrants outstanding (assuming their exercise) of 73,261,757 shares at December 31, 2003 and 2002 and 52,440,000 at December 31, 2001. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.

N/M — Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion and analysis of our results of operations for the years ended December 31, 2003 and 2002 and financial condition as at December 31, 2003. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this filing.

This discussion contains forward-looking statements that are not historical facts, including statements about the Company’s beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Note on Forward Looking Statements” and “Risk Factors” contained in Item 1 “Business” of this filing.

We derive our revenues primarily from premiums from our reinsurance and insurance contracts and, to a lesser extent, income from our investment portfolio. Premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tends to be concentrated at the beginning of quarters, and the timing of premium written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property specialty and other specialty lines are written throughout the year. Written premiums are generally lower during the fourth quarter of the year as compared to prior quarters. Gross premiums written for pro-rata contracts, including QQS programs, are initially booked as estimated and are adjusted as actual results are reported by the cedents during the period. Earned premiums do not necessarily follow the written premium pattern as certain written premiums are earned ratably over the contract term, which ordinarily is twelve months, although many pro-rata contracts are written on a risks attaching basis and are generally earned over a 24 month period. Earned premiums are affected by our growing book of business; as written premium levels increase, earned premium levels will correspondingly increase over the earning period. Premiums are generally due in installments.

The following are the main categories of gross premium written:

Property Specialty — Contracts in this category include risk excess of loss, property pro-rata and direct insurance and facultative reinsurance business. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks and facultative reinsurance transactions on a “single risk” basis. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract.

We also write direct insurance and facultative reinsurance coverage on commercial property risks where we assume all or part of a risk under a single insurance contract. We generally write such coverage on an excess of loss basis.

We also write property pro-rata reinsurance contracts which are reinsurances of individual property risks written on a proportional basis rather than on an excess of loss basis.

Property Catastrophe — These contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war, nuclear contamination and terrorism, are almost always excluded, partially or wholly, from our contracts. Property catastrophe reinsurance is written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claims expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract.

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

Other Specialty — Reinsurance contracts of aviation liability, aviation war, marine, personal accident catastrophe, workers’ compensation, terrorism, other casualty and other reinsurance business are included in this category. Marine and aviation contracts are primarily written on a retrocessional excess of loss basis.

Qualifying Quota Share (“QQS”) — This category represents whole account quota share reinsurance to three Lloyd’s syndicates. Under QQS contracts, we assume a specified portion of the risk on a specified coverage in exchange for an equal proportion of the premiums. Gross premiums written related to QQS arrangements have been recorded gross of original commissions to the syndicates. This accounting treatment, when compared to recording such premiums net of original commissions, has the effect of increasing net premiums earned and increasing acquisition costs by an equal amount.

Since the classes of business we underwrite have large aggregate exposures to natural and man-made disasters, we expect that our claims experience will predominantly be the result of relatively few events of significant severity. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, our financial condition and results of operations and our ability to write new business. This volatility will affect our results in the period that the loss occurs because U.S. GAAP does not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude have historically been relatively infrequent, although we believe the property catastrophe reinsurance market has experienced a high level of worldwide catastrophic losses in terms of both frequency and severity from 1987 to the present as compared to prior years. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. We seek to reflect these trends as we price our reinsurance.

Income from our investment portfolio is primarily comprised of interest on fixed maturity investments net of investment expenses, dividends received on our equity investments, and to a lesser extent from realized gains and losses on the sale of investments.

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

Acquisition costs consist principally of brokerage expenses and commissions that represent a percentage of the premiums on reinsurance contracts written, and vary depending upon the amount and types of contracts written, and to a lesser extent ceding commissions paid to ceding insurers and excise taxes. Under certain contracts we may also pay profit commission to cedents which will vary depending on the loss experience on the contract.

General and administrative expenses consist primarily of salaries, benefits, professional fees and related costs, including costs associated with awards under our bonus plan, performance unit plan and our share option plan. Other than bonuses and performance units, expenses are primarily fixed in nature and do not vary with the amount of premiums written or losses incurred.

At the discretion of the Compensation and Nominating Committee of the Board of Directors, the Company has awarded, and may in the future award, performance units to executive officers and certain other key employees. For additional information concerning the Company’s Performance Unit Plan, see the Summary of Critical Accounting Policies below.

As part of our formation, we granted 2,040,000 share options to our President and Chief Executive Officer, Anthony Taylor. In September 2002, 510,000 additional options for common shares were granted to other senior executives. From inception, we have adopted FAS 123 “Accounting for Stock-Based Compensation,” which recommends the recognition of compensation expense for the fair value of stock compensation awards on the date of grant. The compensation expense is recognized over the vesting period of each grant, with a corresponding recognition of the equity expected to be issued in additional paid-in capital.

Our fixed maturity investments are classified as available for sale under U.S. GAAP and are carried at fair value based on quoted market prices. Unrealized gains and losses on these investments are included in accumulated other comprehensive income as a separate component of shareholders’ equity. If management has determined that an investment has sustained an impairment in value that is determined to be other than temporary, the unrealized loss will be charged to income in the period it is determined.

We hold a modest portfolio of equity investments which are classified as available for sale under U.S. GAAP and are carried at fair value based on quoted market prices. We classify our investment in Aspen as an other investment. Aspen completed an initial public offering in December 2003. However, as an original shareholder in Aspen, significant restrictions exist on the sale of our shares, which contribute to the illiquidity of our investment. As a result of this illiquidity, a portion of the total investment is considered restricted and is discounted. Unrealized gains and losses on all investments are included in accumulated other comprehensive income.

Summary of Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations as their application requires management to make the most significant judgments.

Other significant accounting policies that we use to prepare our consolidated financial statements are included in Note 2 to the December 31, 2003 Consolidated Financial Statements included in this filing.

Loss and Loss Adjustment Expense Reserves. For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our property business, generally we expect that the majority of these losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Additionally, for our casualty business, there is the potential for long claim reporting lags and for the emergence of new classes or types or losses. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for IBNR.

A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. This limits the volume of industry claims experience available from which to reliably predict ultimate loss levels following a loss event. In addition, there always exists a reporting lag between a loss event taking place and the reporting of the loss, which can sometimes be several years, particularly on longer-tail classes of business such as casualty. During this period, additional facts and trends will be revealed and as these factors become apparent, reserves will be adjusted. These incurred but not reported losses are inherently difficult to predict. Changes to our prior year loss reserves can impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for each catastrophic event and other case reserves are incorrect, possibly materially. This volatility will affect our results in the period that the loss occurs because U.S. GAAP does not permit reinsurers to reserve for such catastrophic events until they occur and may give rise to a claim. As a result, no allowance for the provision of a contingency reserve to account for expected future losses can be recorded. Claims arising from future catastrophic events can be expected to require the establishment of substantial reserves from time to time. We expect that increases in the values and concentrations of insured property will increase the severity of worldwide catastrophic losses in the future.

These factors require us to make significant assumptions when establishing loss reserves. For losses which have been reported us, we estimate our ultimate loss using the following: (1) claims reports from insureds; (2) our underwriters and management experience in setting claims reserves; and (3) the use of computer models where applicable. Since we have insufficient past loss experience, management supplements this information with industry data. This industry data may not match our risk profile, which introduces a further degree of uncertainty into the process. For losses which have been incurred but not reported, the reserving process is further complicated.

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

These complications, together with the potential for unforeseen developments, may result in loss and loss adjustment expenses significantly greater or less than the reserve provided. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event.

Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2003 was $249.8 million. Management’s best estimate of a range of likely outcomes around this estimate is between $209.0 million and $290.6 million.

Loss and loss adjustment reserve estimates are regularly reviewed and updated, as new information becomes known to us. Any resulting adjustments are included in income in the period in which they become known.

Premiums. Premium income is primarily earned ratably over the term of the insurance policy. Premiums derived from pro-rata reinsurance policies and policies written on a risks attaching basis are generally earned over a 24 month period. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected in unearned premium.

We write both excess of loss and pro-rata contracts. For excess of loss contracts, the deposit premium is defined in the contract wording and this is the amount we record as written premium in the period the underlying risks incept, therefore no management judgment is necessary. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period they are determined.

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

Performance Unit Plan (the “PUP”). The PUP is the Company’s primary executive long-term incentive scheme. Pursuant to the terms of the PUP, at the discretion of the Compensation Committee of the Board of the Directors (the “Committee”), performance units may be granted to executive officers and certain other key employees. Performance units entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and are payable in cash, common shares or a combination thereof at the discretion of the Committee.

A total of 936,000 performance units are authorized under the PUP at December 31, 2003 and 2002 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply). On January 8, 2002, the Committee approved the grant of up to 312,000 performance units for the three year performance period covering financial years 2002, 2003 and 2004 and granted 264,390 performance units related to this performance period. On February 27, 2003, the Committee approved the grant of up 312,000 performance units for the three year performance period covering financial years 2003, 2004 and 2005, granted 288,000 performance units, and granted the remaining 47,610 performance units from the prior performance period. On November 20, 2003, the Committee approved the grant of the remaining 336,000 performance units authorized under the PUP for the three year performance period covering financial years 2004, 2005 and 2006.

For the 2002-2004 cycle, the performance target for a 100% harvest of value of the units granted is an average combined ratio of 70% for the financial years 2002, 2003, and 2004. The target for a maximum harvest of 200% of the value of the units granted is a combined ratio of 50% or less. A combined ratio of 95% or more will result in a harvest of nil. Straight line interpolation is used between these points. To date we have experienced a better than 70% combined ratio for this three-year performance period. During 2003, taking into account our results to date as well as the estimated combined ratio for the 2004 period, we adjusted the harvest ratio for the 2002-2004 performance period from 100.0% to 137.5%. This resulted in an increase in the PUP liability and expense in 2003. Depending on our results in 2004, the harvest ratio may either be increased or decreased which will affect the PUP liability and expense in 2004 for this performance period. Final determination of actual performance and amount of payment is at the sole discretion of the Committee.

For the 2003-2005 and 2004-2006 cycles, the performance target for a 100% harvest of value of the units granted is a combination of the achievement of an average combined ratio of 72% as measured over the period and the achievement of an annual increase in total return to shareholders of 18% as measured over the period. Linear scale collars around the targets provide for payment on performance units to rise to 200% if performance materially exceeds target or to reduce to nil if performance is materially below target. We will reassess the harvest rate used in the calculation of the PUP liability at June 30, 2004 for the 2003-2005 cycle and at June 30, 2005 for the 2004-2006 cycle and each quarter thereafter. Depending on our future results, the harvest ratio may either be increased or decreased which would affect the PUP liability and expense in future years. Final determination of actual performance and amount of payment is at the sole discretion of the Committee.

We accrue the projected value of these units and expense the value in the income statement over the course of each three-year performance period. The accrual is based on the number of units granted, the share price at the end of the respective fiscal period end, and an assumption of a 100% harvest ratio, unless otherwise adjusted as discussed above. At the end of the sixth quarter, and every subsequent quarter, we reassess the projected results for each three year performance period and adjust the accrued PUP liability as necessary. We recalculate the liability under the PUP as our financial results evolve and the share price changes, and reflect such adjustments in the income statement in the period in which they are determined. This may result in an adjustment to the harvest rate used in the liability calculation which may increase or decrease the amount of liability and expense recorded during the period. Assuming the share price at December 31, 2003 remained constant, if the harvest ratio for the 2002-2004 performance period had been 100% or 150% at December 31, 2003, respectively, the PUP expense would have decreased or increased by approximately $2.4 million or $0.8 million, respectively. Assuming the share price at December 31, 2003 remained constant, if the harvest ratio for the 2003-2005 performance period had been 75% or 137.5% at December 31, 2003, respectively, the PUP expense would have decreased or increased by approximately $1.1 million or $1.7 million, respectively.

Unrealized depreciation in the value of individual investments, considered by management to be other than temporary, is charged to income in the period it is determined.

Outlook and Trends

In general, in 2003 we experienced premium rate levels which were less volatile than in 2002, but at comparable overall levels with 2002, for the “short-tail” reinsurance and insurance products that we write. We expect both of these trends to continue into 2004. Although we still believe that certain areas are starting to see some competitive forces, overall rates remain healthy and we do not expect as much pressure on rates in 2004 as originally anticipated at the beginning of 2003. Even though there have not been as many large catastrophes during the year as in prior years, we believe that rate levels will continue to remain stable for the “short-tail” insurance and reinsurance products we write due to: (1) increasing modeling risk scenarios which is creating additional demand for catastrophe reinsurance coverage in target zones; (2) the continued significant reserve strengthening in other insurance and reinsurance companies mainly related to asbestos and environmental legacy issues but also now on the casualty underwriting conducted between 1997 and 2000; and (3) rating agency downgrades of competitors.

In market loss terms, 2003 was an active year for catastrophes, especially in North America where there was a significant frequency of tornado, hurricane, and brushfire events in the market loss range of $1 billion to $2.5 billion. However, since our portfolio of business generally attaches in the middle and higher layers of programmes, our largest loss from such events in the year was $10 million and we have benefited from a low level of large catastrophe activity during 2003. We anticipate that we may be impacted in future periods on average by a higher frequency of large natural catastrophic events than those experienced in 2003. Such events could have a material adverse impact on our financial condition and results of operations. In addition, while we believe that overall price levels are currently favorable for reinsurers and better than they have been in many years, capital provided by newly-formed reinsurers or additional capital raised by existing reinsurers may increase the supply of reinsurance which could impact negatively the prices that we receive for the products we write.

Despite no QQS business being renewed in 2004, we anticipate that our volume of business will increase in 2004 over that of 2003 based on our experience during the January 2004 renewal period. We anticipate our premium increases in 2004 will be as a result of the following factors:

•	An increase in penetration of existing accounts as we replace capacity of exiting reinsurers;

•	An increase in written lines on existing business, and less sign-downs on many classes;

•	Planned growth in our casualty account mainly in the areas of medical malpractice and errors and omissions coverage as terms and conditions continue to tighten. Casualty business is expected to represent approximately 10% of gross premiums written in 2004;

•	Increasing modeling scenarios leading to cedants purchasing larger limits on programs; and

•	A continued increase in general new business and unit growth as a result of the decrease in the supply of market capacity caused by the continued significant reserve strengthening which has taken place in the insurance and reinsurance industries.

As expected, our mix of business has changed in 2003 with less QQS premiums written and an increase in direct insurance and facultative and specialty reinsurance business, as a result of expected improved market conditions. As always envisaged, we have not written any QQS contracts for 2004. The development of ultimate loss ratios for the 2002 and 2003 underwriting years on contracts we did write however, continue to improve. For the three syndicates we did reinsure in 2002 and 2003, we have negotiated substantial other reinsurance contracts for 2004 to partly replace the non-renewed QQS premium income.

Results of Operations

For the Years Ended December 31, 2003 and 2002

Our results for the 2003 year were primarily driven by the following factors:

•	High premium rate levels coupled with the relatively low levels of catastrophe/large loss frequency affecting our porfolio;

•	Rapid constructive responses by our expanded underwriting team;

•	Superior service capabilities driven by our advanced modeling capabilities;

•	The existence of a substantial capital base and a very strong capital to premium ratio;

•	The favorable development of net losses related to 2002; and

•	Our enhanced ratings by rating agencies.

As we only commenced writing business on December 16, 2001, it is not meaningful to compare 2003 and 2002 results with 2001 results. We only wrote one reinsurance policy during the 2001 period and did not incur any related losses. In addition, we incurred significant start-up expenses which included the results of expensing the fair value of warrants issued to the founding shareholders. Therefore, both the loss ratio and the expense ratio for the period ended December 31, 2001 are not useful for comparative purposes and are not indicative of future results.

The following table summarizes our book values per common share as at the periods indicated:

	As at December 31,
	2003	2002
Book value per share (1)	$26.15	$19.76
Fully converted book value per share (2)	$24.92	$19.39

(1)	Based on total shareholders’ equity divided by basic shares outstanding.
(2)	Fully converted book value per share is a non-GAAP measure, based on total shareholder’s equity plus the assumed proceeds from the exercise of outstanding options and warrants of $168.1 million, divided by the sum of shares, options and warrants outstanding (assuming their exercise) of 73,261,757 shares at December 31, 2003 and 2002. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.

We ended the 2003 year with a fully converted book value per share (as defined above) of $24.92, an increase of $5.53 from December 31, 2002. This increase of 28.5% resulted from premium rate levels being relatively high across the major classes that we specialize in, together with a relatively low level of catastrophes affecting our portfolio during the year. On January 15, 2004 we also paid a $0.34 dividend to shareholders of record at December 31, 2003, which results in a total return to shareholders, (as defined below) of $5.87 or 30.3% (1). We also benefited from a positive total return of approximately 4.0% on our investment portfolio for the year ended December 31, 2003.

(1) Total return to shareholders is a non-GAAP measure. It is the percentage increase in fully converted book value per share (described above) excluding the impact of dividends accrued. It is calculated as the December 31, 2003 fully converted book value per share of $24.92 plus the accrued dividend of $0.34, less the fully converted book value per share at December 31, 2002 of $19.39, with the result then being divided by $19.39. The Company believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.

Management believes that fully converted book value per share and total return to shareholders are measurements which are important to investors and other interested parties, and that these persons benefit from having a consistent basis for comparison with other companies within the industry. However, these measures may not be comparable to similarly titled measures used by companies outside of the insurance industry.

The following table summarizes the Company’s consolidated financial results for the years indicated ($ in millions):

	Years Ended December 31,
	2003	2002
Net premiums earned	$705.4	$329.9
Net investment income and net foreign exchange gains	58.4	41.4
Net realized gains on investments	7.6	7.7
Loss and loss adjustment expenses	164.1	133.3
Acquisition costs	140.4	62.9
General and administrative expenses	50.0	26.3
Interest expense	9.7	4.5

Net income	$407.2	$152.0

Basic earnings per common share	$6.42	$2.76

Diluted earnings per common share	$6.05	$2.74

Gross Premiums Written

Details of gross premiums written by line of business are provided below:

Gross Premiums Written by Line

	Years Ended December 31,
	2003		2002 (1)
Property Specialty	$307.4	37.9%	$194.3	32.0%
Property Catastrophe	315.4	39.0	186.0	30.6
Other Specialty	134.1	16.6	55.7	9.2
Qualifying Quota Share	52.8	6.5	171.7	28.2

Total	$809.7	100.0%	$607.7	100.0%

(1)	During 2002, we refined the classification of gross premiums written for certain pro-rata contracts between the Property Specialty line and the Property Catastrophe and Other Specialty lines. There was no effect on total gross premiums written.

The increase in all classes of business, except QQS as discussed below, as compared to 2002 principally results from the factors described above which have resulted in an increase in our market penetration and have allowed us to capitalize on market opportunities in virtually all lines of business. During 2003 we have continued to experience stable premium rate levels across the major classes of business in which we specialize. In addition, we continued to experience increases in our written line sizes and in our average signing percentages.

The Property Catastrophe and Property Specialty categories have seen a substantial increase in gross premiums written in 2003 as compared to 2002 due to improved signings on renewals as well as increased access to more original programs than in 2002. Our reputation, combined with our strong capital base and additional ratings has also contributed to the increase in gross premiums written. We expect that there will be growth in these areas in 2004 but expect it to be less than the growth from 2002 to 2003.

Included in the Other Specialty category is a small but growing level of casualty business which accounts for some of the increase as compared to 2002. We expect to write a larger amount of casualty reinsurance in 2004 versus 2003 due to improving terms and conditions. We estimate that casualty gross premiums written will account for approximately 10% of our gross premiums written in 2004. In 2004, casualty is expected to include professional indemnity casualty reinsurance, predominantly medical malpractice, specialized errors and omissions business, UK Employer’s Liability and catastrophe and/or clash layers for general liability and retrocessional accounts, on an excess of loss basis. The Other Specialty category is expected to experience the most percentage growth during 2004, primarily from an increase in casualty writings, although this growth is expected to be less than the growth seen from 2002 to 2003.

As expected, QQS gross premiums written accounted for less gross premiums written than in 2002. Part of the reduction relates to reduced premiums for the 2002 and 2003 underwriting years as during the year the receipt of new information indicated that the expected premiums for the QQS business for both these underwriting years was going to be lower than previous forecasts. The QQS results for both the 2002 and 2003 underwriting years are estimated on the basis of projections for the respective years supplied by the underlying syndicates, adjusted for actual reported results from the underlying syndicates. Estimated annual premiums can change, based on revised projections supplied by the underlying syndicates. The resulting changes in accrued premium are recorded in the period in which they are determined.

Due to the leveraged effect of these contracts, modest reductions of the syndicate’s ultimate premium estimates resulted in significant reductions in estimated premium for us. This has resulted in a substantial decrease in 2003 QQS premiums written as compared to 2002. During the year ended December 31, 2003 we recorded gross premiums written for the QQS business related to the 2002 underwriting year of approximately $ (23.7) million, which was comprised of a reduction in estimated ultimate premium of $39.4 million, offset by gross premiums written of $15.5 million. During the year we recorded gross premiums written for the QQS business related to the 2003 underwriting year of approximately $76.6 million. Ultimate premiums written for the QQS business will depend on the volume of premiums actually written by the syndicates. We have not written any QQS contracts in 2004.

For the years ended December 31, 2003 and 2002, $74.3 million and $nil, respectively was recorded in gross premiums written under our reinsurance arrangements with Aspen Re, in which we have approximately a 5.8% interest on an undiluted basis. These arrangements cover mainly property and casualty risks.

We recorded an insignificant amount of reinstatement premiums during the years ended December 31, 2003 and 2002. The lack of reinstatement premiums continues to be due to the minimal amount of reported losses during these years. In 2004, we would expect to record greater levels of reinstatement premiums as additional losses are notified, consistent with our loss estimates discussed below.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the years ended December 31, 2003 and 2002 were $31.7 million and $41.8 million, respectively. Reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate accounted for $3.2 million and $41.8 million, respectively, of the reinsurance premiums ceded during the years ended December 31, 2003 and 2002. The lower level of QQS inuring reinsurance premiums ceded in 2003 as compared to 2002 is directly related to the level of QQS gross premiums written as discussed above. As part of our reinsurance arrangements with Aspen Re which became effective in 2003, we recorded $6.6 million of inuring reinsurance premiums ceded during 2003. In addition, in 2003 we purchased retrocessional protection on our own account for our direct insurance and facultative reinsurance programs and our property reinsurance programs, excluding most Other Specialty lines in the amount of $20.5 million. The remainder of the reinsurance premiums ceded during the year ended December 31, 2003 of $1.4 million related to inuring reinsurance on some smaller programs.

We will continue our limited reinsurance purchase policy protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings. For 2004 we expect that reinsurance premiums ceded may rise modestly but is expected to be less than 5% of gross premiums written.

Net Premiums Earned

Net premiums earned for the years ended December 31, 2003 and 2002 were $705.4 million and $329.9 million, respectively. Approximately 32.7% of net premiums earned during the year relates to the 2002 underwriting year and the remainder to business written in 2003.

Gross premiums written are earning as expected based on the timing of the gross premiums written which has resulted in an earned premium to written premium ratio of 87.1% for the year ended December 31, 2003, compared to 54.3% for 2002. In addition, we continue to write a minority of our business, including some underlying business contained in the QQS contracts, on a risks attaching basis, for which premiums are earned over a longer period, generally 24 months. We would expect the earned premium to written premium ratio in 2004 to rise modestly from 2003 as the growth rate of gross premiums written slows.

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

For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Years Ended December 31,
	2003	2002
Loss ratio	23.3%	40.4%
Expense ratio	27.0%	27.0%

Combined ratio	50.3%	67.4%

Loss and loss adjustment expenses were $164.1 million and $133.3 million for the years ended December 31, 2003 and 2002, respectively. Reinsurance recoveries of $(8.4) million and $16.7 million were netted against loss and loss adjustment expenses for the years ended December 31, 2003 and 2002, respectively. Reinsurance recoveries for the years ended December 31, 2003 and 2002 related to QQS only. Based on additional information received from the syndicates, we reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates which has resulted in the negative reinsurance recovery amount for the year. We paid net losses of $53.2 million and $4.2 million for the years ended December 31, 2003 and 2002, respectively.

The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios Year Ended December 31, 2003 (1)	Net Loss Ratios Year Ended December 31, 2002 (2)
Property Specialty	24.8%	55.7%
Property Catastrophe	9.5	25.7
Other Specialty	37.5	24.9
Qualifying Quota Share	48.4	60.2

Overall Ratio	23.3%	40.4%

(1)	The overall gross loss ratio for the year ended December 31, 2003 was 21.3%.
(2)	The overall gross loss ratio for the year ended December 31, 2002 was 41.0%.

The variation in loss ratios between the year ended December 31, 2003 compared to the prior year results from the fact that in 2002 we did not have the benefit of prior years’ loss history on which to base our loss reserve analysis and, accordingly, we relied more heavily on industry experience and professional judgment to estimate our loss and loss adjustment expense reserves. As our business has developed in 2003, we have supplemented industry information with our own specific experience in our actuarial analysis. This has led to reduced projections of ultimate losses, particularly in the Property Specialty classes of business. In market loss terms, 2003 was an active year for catastrophes, especially in North America where there was a significant frequency of tornado, hurricane, and brushfire events in the market loss range of $1 billion to $2.5 billion. However, since our portfolio of business generally attaches in the middle and higher layers of programmes, our largest event in the year was $10 million and we have benefited from a very low level of catastrophe activity during 2003. The Other Specialty loss ratio for 2003 is higher than for the year ended December 31, 2002, partially due to the mix of business, as there is a higher percentage of proportional business in 2003, which has a longer reporting pattern and is usually reserved using a loss ratio approach at this early stage. In addition, we have written some additional casualty business which traditionally experiences high loss ratios due to the longer-tail nature of the casualty business.

All of these factors combined have resulted in the overall net loss ratio of 23.3% for the year ended December 31, 2003, compared to the overall net loss ratio for the year ended December 31, 2002 of 40.4%.

The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the year ended December 31, 2003 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

	Gross Reserves at December 31, 2002	Change in Prior Year Estimate During the Year Ended December 31, 2003	Paid Losses on Prior Year Reserves for the Year Ended December 31, 2003	Addition of Reserves for the Year Ended December 31, 2003	Gross Reserves at December 31, 2003
Property Specialty	$54.1	$(37.1)	$(6.5)	$88.3	$98.8
Property Catastrophe	32.5	(12.3)	(9.3)	29.1	40.0
Other Specialty	9.0	(5.0)	(1.1)	40.0	42.9
Qualifying Quota Share	50.5	(15.8)	(8.6)	42.0	68.1

Total	$146.1	$70.2	$(25.5)	$199.4	$249.8

Net Loss and Loss Adjustment Expense Reserves

	Net Reserves at December 31, 2002	Change in Prior Year Estimate During the Year Ended December 31, 2003	Paid Losses on Prior Year Reserves for the Year Ended December 31, 2003	Addition of Reserves for the Year Ended December 31, 2003	Net Reserves at December 31, 2003
Property Specialty	$54.1	$(37.1)	$(6.5)	$88.3	$98.8
Property Catastrophe	32.5	(12.3)	(9.3)	29.1	40.0
Other Specialty	9.0	(5.0)	(1.1)	40.0	42.9
Qualifying Quota Share	33.9	(3.8)	(6.4)	36.7	60.4

Total	$129.5	$58.2	$(23.3)	$194.1	$242.1

The 2003 year includes approximately $58.2 million of favorable development on net losses from the prior year. This positive prior year development benefited the net loss ratio in the year by approximately 7.2%.

The favorable development during the year ended December 31, 2003 on losses incurred during 2002 primarily resulted from the following:

•	In the Property Specialty Category, reported losses on 2002 occurrences during the year ended December 31, 2003 decreased by $1.7 million. Both the frequency and severity of reported losses have been lower than the assumed reporting pattern of losses established for this class of business at December 31, 2002. Many of the proportional contracts have continued to have little or no reported loss activity. We have received additional information from many of the proportional cedents, enabling us to do more projections on an individual contract basis rather than for the class as a whole. The reduction in reported losses during 2003, combined with the increasing weight placed on our actual experience, has led to the reduction in ultimate losses of $37.1 million or 29% of the total reserve balance at December 31, 2002.

•	Property Catastrophe net loss and loss adjustment expense reserves as at December 31, 2002, included approximately $28.0 million in respect of the European Floods which occurred in August 2002, and Hurricane Lili which occurred in October 2002. The remainder of the Property Catastrophe loss reserve balance at December 31, 2002 related to smaller loss events and several proportional contracts. During the year ended December 31, 2003, the development of European Flood losses, Hurricane Lili losses and losses from our proportional catastrophe contracts has been significantly lower than our initial assumptions. These factors led to a reduction in net ultimate losses of $12.3 million during 2003.

•	The lack of development in the year ended December 31, 2003, combined with the increasing weight placed on our actual experience in selecting a loss ratio, led to a decrease in our expected loss ratio attributable to the Other Specialty business during 2003. The lower selected loss ratio resulted in a reduction of $5.0 million in net loss and loss adjustment expense reserves for our Other Specialty business.

•	Due to the potential variability in ultimate premiums and the limited availability of underlying loss information with the QQS business, our actuaries selected an expected loss ratio based on a review of the information supplied by cedents and applied it to projected premiums. During the year ended December 31, 2003, we reduced our expected gross loss ratio based on information provided by ceding companies, which resulted in a reduction of $15.8 million in gross loss and loss adjustment expense reserves. Some of this was due to reductions in the loss ratio projections provided by the syndicates. Much of the decrease in projected ultimate losses was also due to revised ultimate premium estimates that were considerably lower than those at December 2002. After taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, net loss and loss adjustment expense reserves decreased by $3.8 million for the year ended December 31, 2003.

Other than the matters described above, we did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2003. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

At December 31, 2003, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Critical Accounting Policy earlier in this section.

Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2003 and 2002 was $249.8 million and $ 146.1 million, respectively.

Management has determined that the best estimate for net loss and loss adjustment expense reserves at December 31, 2003 and 2002 was $242.1 million and $129.5 million, respectively.

The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross loss and loss adjustment expense reserves at December 31, 2003

	Low End of the Range	Selected	High End of the Range
Property Specialty	$79.2	$98.8	$118.4
Property Catastrophe	34.1	40.0	45.9
Other Specialty	34.4	42.9	51.2
Qualifying Quota Share	61.3	68.1	74.9

Total	$209.0	$249.8	$290.6

Net loss and loss adjustment expense reserves at December 31, 2003

	Low End of the Range	Selected	High End of the Range
Property Specialty	$79.2	$98.8	$118.4
Property Catastrophe	34.1	40.0	45.9
Other Specialty	34.4	42.9	51.4
Qualifying Quota Share	54.4	60.4	66.4

Total	$202.1	$242.1	$282.1

A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. It is conceivable that in view of the high attachment points of most of our business that there could be no increase in the reserve for losses already incurred at December 31, 2003, and in addition that there may be no further losses reported. Therefore, the IBNR element of the above reserve ranges could turn out to be minimal. By contrast, a minimal amount of new loss advices could cause our ultimate incurred losses to significantly exceed the high end of the reserve ranges. Additionally, the reporting lag associated with our proportional business, including the QQS contracts, further increases the uncertainty of our ultimate loss estimates.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments in foreign currencies. The foreign exchange gain in 2003 is primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

Underwriting expenses consist of acquisition costs (including profit commission) and general and administrative expenses. Acquisition costs and general and administrative expenses were $190.4 million and $89.2 million for the years ended December 31, 2003 and 2002, respectively, representing expense ratios of 27.0% for both years. General and administrative expenses are comprised of fixed expenses which include salaries and benefits, stock options and office and risk management expenses, and variable expenses which include costs related to our performance unit plan and bonuses. Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums.

Profit commission expensed was $19.6 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively. The accrual for profit commission increased as a result of favorable loss experience. The expense ratio for the year ended December 31, 2003 and 2002 would have been 24.2% and 26.6%, respectively excluding the effect of profit commission.

For the year ended December 31, 2003 and 2002, acquisition costs incurred were $140.4 million and $62.9 million, respectively, which were principally due to brokerage commissions on our insurance and reinsurance contracts of $82.2 million and $29.6 million respectively, as well as commissions paid to ceding insurers and other costs of $58.2 million and $31.8 million, respectively.

Acquisition costs, excluding reinsurance and profit commission as a percentage of premiums earned, were 16.5% and 16.7% for the years ended December 31, 2003 and 2002, respectively. The 2003 ratio is slightly lower as a result of the lower proportion of QQS business written which traditionally has higher acquisition costs. We anticipate that the acquisition cost ratio, excluding profit commissions, will modestly reduce in 2004 as the proportion of QQS premiums earned decreases further.

General and administrative expenses for the years indicated consisted of the following ($ in millions):

	Years Ended December 31,
	2003	2002
Fixed expenses, excluding stock options	$29.0	$15.7
Bonus accrual	6.3	2.7
Performance Unit Plan accrual	10.7	2.5
Fair value of stock options expense	4.0	5.4

Total General and Administrative expenses	$50.0	$26.3

The increase in fixed expenses, excluding stock options between 2003 and 2002 principally relates to an increase in fixed expenses consisting of increased employment costs, premises and office expenses, consistent with the increase in staff numbers. As our business continues to grow we anticipate employing some additional staff during 2004 which will account for a modest increase in fixed expenses. In addition, we also incurred costs related to our debt offering in the amount of $2.1 million and costs related to obtaining additional financial strength and debt ratings from rating agencies during the year. Concurrent with the repayment of our term loan facility during 2003, deferred financing costs of $1.3 million were expensed during the year.

The performance unit plan expense for the year ended December 31, 2003 was higher than the same period in 2002 as the 2003 period includes an accrual for both the 2002-2004 performance period and the 2003-2005 performance period. The share price at December 31, 2002 was used in estimating the 2002 year expense at December 31, 2002 and was significantly less than the share price used at December 31,2003 to calculate the 2003 expense for both performance periods. In addition, during 2003 we increased the harvest ratio used in calculating the expense for the 2002-2004 performance period which also contributed to the increase in expense for the year. In 2004 we expect the performance unit plan expense to increase over 2003 as there will be an additional accrual for the 2004-2006 performance period. In addition, as our results evolve, we may need to increase or decrease our harvest ratio used in the expense calculation which could either reduce or increase the PUP expense. The fluctuation of our share price also affects the calculation of the expense.

Other factors could also affect the expense ratio, including the mix of business written and the amount of acquisition costs incurred.

Net Investment Income

Net investment income for the years ended December 31, 2003 and 2002 was $50.1 million and $39.7 million, respectively. Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $14.6 million and $3.8 million, respectively, and investment management and custodian fees of $3.2 million and $2.3 million, respectively, for the years ended December 31, 2003 and 2002. The investment management fees were paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged were consistent with those that would have been charged by a non-related party.

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

Based on the weighted average monthly investments held, and including net unrealized gains of $18.1 million and $33.6 million for the years ended December 31, 2003 and 2002, respectively, the total investment return was 4.0% and 7.0%, respectively. Net unrealized gains at December 31, 2003 included $20.7 million related to our investment in Aspen. In 2003 as expected, our total investment income increased as a result of our larger capital base but percentage returns have fallen as a result of lower interest rates. If interest rates remain stable, we expect investment income to increase in 2004 as average investment assets increase.

The performance results of our fixed maturity portfolio, with a comparison to the Lehman Brothers Government/Credit 1-5 Year Index combined with the 1-3 month Treasury Bill rate, for the year ended December 31, 2003 was as follows:

Performance	Montpelier Re Holdings Ltd.(1)	Lehman Brothers Gov’t/Credit 1-5 Year Index / 1-3 month T-Bill
Total return	3.0%	2.9%

(1)	Total return is calculated by dividing total net investment income on fixed maturity investments by the monthly average of the sum of such investments at amortized cost in 2003.

The combination of the Lehman Brothers Government/Credit 1-5 Year Index and the 1-3 month Treasury Bill rate is used for comparative purposes as it closely reflects our asset mix.

We did not experience any other-than-temporary impairment charges relating to our portfolio of investments for the years ended December 31, 2003 or 2002.

Interest Expense

	Years Ended December 31,
	2003	2002
Fees — letter of credit facilities	$1.0	$—
Interest — term loan and revolving facilities	2.3	4.5
Interest — Senior Notes	6.4	—

Total Interest Expense	$9.7	$4.5

For the years ended December 31, 2003 and 2002, interest expensed relating to the term loan facility and revolving loan facility represented an average rate of 1.7% and 2.8%, respectively.

On August 4, 2003, the Company issued $250.0 aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2004. Interest expensed during the year represents interest from the date of issuance until December 31, 2003. We expect interest expense to be higher in 2004 than in 2003 as we will incur interest expense on the Senior Notes for the full year.

Fees for the letter of credit facilities relates to the Letters of Credit that we have in place with Fleet Bank and Barclay’s Bank are as detailed in “Financial Condition and Liquidity – Capital Resources”.

We paid interest expense for the year ended December 31, 2003 and 2002 of $2.8 million and $3.5 million, respectively which related to the term loan facility and revolving loan facility only. The term loan facility and revolving credit facility were repaid and terminated during 2003.

Net Realized Gains (Losses) on Investment

Net realized gains (losses) on investments for the years ended December 31, 2003 and 2002 were $7.6 million and $7.7 million, respectively, which were due to net gains (losses) realized from the sale of fixed maturity and equity investments and a realized loss of $1.0 million during 2003 which resulted from the termination of the interest rate swap contract, cancelled simultaneously with the repayment of the term loan facility on August 4, 2003.

Comprehensive Income

Comprehensive income for the years ended December 31, 2003 and 2002 was $ 425.3 million and $185.7 million respectively, which includes the $407.2 million and $152.0 million of net income described above, $18.2 million and $33.7 million, respectively, of net change in unrealized gains on investments and currency translation adjustments.

Financial Condition and Liquidity

We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. We have initiated a regular dividend program of $0.34 per share per quarter and declared our first dividend to shareholders of record at December 31, 2003. We expect to continue the payment of dividends in the future but we cannot assure you that such payments will continue. Any determination to pay any future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

Capital Resources

The Company’s shareholders’ equity at December 31, 2003 was $1,657.7 million, of which $473.6 million was retained earnings. The Company’s capital base has grown since December 31, 2002 primarily as a result of an increase in net premiums earned, the low level of losses incurred and the increase in capital resulting from the net proceeds from the issuance of $250.0 million in Senior Notes as described below.

Contractual Obligations and Commitments ($ in thousands)

	Total	Due in Less than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due in More than 5 Years
Debt:

6.125% Senior Notes due 2013	$250,000	$—	$—	$—	$250,000

Operating leases:	12,202	1,346	1,651	1,014	8,191

Commitment for new premises (Loan)	19,000	—	19,000	—	—

Total	$281,202	$1,346	$20,651	$1,014	$258,191

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

On August 4, 2003, we issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The net proceeds were used to repay the term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2004. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. We incurred $2.1 million in expenses related to the issuance of the Senior Notes, which have been expensed during the year ended December 31, 2003. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere.

We may issue additional debt or equity as circumstances warrant. In this regard, on February 12, 2004 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $500.0 million of debt, trust preferred and/or equity securities. The registration statement has been declared effective and should provide us with significant flexibility with respect to our access to the public capital markets. Also included in the registration statement are 31,665,460 common shares which may be offered for sale by our shareholders, and from the sale of which we will receive no proceeds. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.

We entered into a Memorandum of Intent and Understanding (“MIU”) on December 17, 2003 to develop a construction project (the “Project”) to build a commercial building with a mixture of office, residential and retail use. We expect to finalize the Construction Loan Agreement and Agreement for Lease during 2004 and obtain consent to hold 20% of the shares of the company which will undertake the Project and own the building. Under the MIU, the terms of the Construction Loan will provide that we loan $19.0 million to the landlord for the costs of the Project upon commencement of construction, which is estimated to commence during the first quarter of

2004. Subsequent to the Project’s completion, which is estimated to be thirty months from the commencement of construction, we expect to enter into a 22 year long-term lease for the major portion of the Project. We will be required to pay rent in the amount of $300,000 per annum during the construction period. Upon finalization of the Project and occupation of the building, we will be required to pay rent in the amount of $400,000 per annum.

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates. The Company has also entered into operating leases for office equipment and furniture. Future minimum annual commitments under existing leases are expected to be as follows: 2004-$1,071,347; 2005-$901,938; 2006-$107,273; 2007-$107,273; and 2008-$107,273.

The Company’s loss and loss adjustment reserves represent a best estimate of amounts which may fall due to pay policyholders and are not fixed amounts payable pursuant to contractual commitments. Therefore, have not been included in the table above.

Credit Facilities ($ in thousands):

	Credit Line	Usage	Expiry Date	Purpose
Letters of Credit Facilities:

2 facilities – Total	450,000	245,137	June 2004	Required security for reinsureds

In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit. Letters of credit are issued by a bank at the request of the Company. In order for Montpelier Re to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Previously Montpelier Re had arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $250.0 million which was superseded by the Letter of Credit Reimbursement and Pledge Agreement discussed below. Letters of credit outstanding under this Fleet facility at December 31, 2002 were approximately $99.9 million and were secured by investments of approximately $107.5 million.

Effective June 20, 2003, Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. Simultaneously, the previously existing Pledge Agreement was superseded by the Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility are now issued under the new facility agreement. Letters of credit issued under this facility at December 31, 2003 were $245.7 million and are secured by cash and investments of approximately $270.3 million. We expect to renewal this facility at expiration. We consider this letter of credit facility sufficient to support Montpelier Re’s estimated obligations for the next 12 months.

The Company made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. Letters of credit outstanding at December 31, 2003 and 2002 under the Barclay’s facility were approximately $1.4 million and $19.9 million and were secured by cash and investments of approximately $1.5 million and $20.3 million, respectively. This facility was cancelled on January 31, 2004.

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For year ended December 31, 2003 and 2002, Montpelier Re satisfied these requirements.

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

Off-Balance Sheet Arrangements

We are not party to any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Investments

The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at December 31,
	2003	2002
Fixed maturities, available for sale, at fair value	$1,976,165	$1,354,845
Equity investments, available for sale, at fair value	37,564	—
Other investments	84,354	63,691
Cash and cash equivalents, at fair value	139,587	162,925

Total Invested Assets	$2,237,670	$1,581,461

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

The market value of our portfolio of fixed maturity investments comprises U.S. government and agency bonds (71%), investment grade corporate debt securities (21%) and mortgage-backed and asset-backed securities (8%). All of the fixed maturity investments currently held by us were publicly traded at December 31, 2003. Based on the weighted average monthly investments held, and including unrealized gains, our total return for the year ended December 31, 2003 was 4.0%. This return was principally due to the unrealized gain on our investment in Aspen at December 31, 2003 of $20.7 million. The average duration of our invested asset portfolio was 2.1 years and the average rating of the portfolio was AA+ at December 31, 2003. If the right conditions arise in 2004, we may deploy a further limited amount of capital to strategic investments or investment classes other than fixed income.

Loss and Loss Adjustment Expense Reserves

As described in the Summary of Critical Accounting Policies, for most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for IBNR. Net loss and loss adjustment expense reserves at December 31, 2003 was $242.1 million.

Significant assumptions are required to be made when establishing loss reserves. For additional information concerning loss and loss adjustment expenses see the Summary of Critical Accounting Policies section earlier in Item 7.

Cash Flows

In the year ended December 31, 2003, we generated an operating net cash inflow of $581.5 million, primarily relating to premiums net of acquisition costs received by Montpelier Re. We paid losses of $53.2 million during the year ended December 31, 2003. We invested a net amount of $701.4 million during the year ended December 31, 2003, and had a cash balance of $139.6 million at December 31, 2003. The increase in liquidity has resulted from premiums received and a low level of paid claims as this has been a year with a relatively low level of catastrophes that affected our portfolio combined with the net cash received of $98.8 million from the issuance of the Senior Notes and the repayment of our term-loan facility.

Our liquidity depends on operating, investing and financing cash flows as described below.

Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments.

Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and future authorized share repurchases. In 2003 we purchased specific retrocessional protection for our direct facultative insurance and reinsurance programs and the property programs, excluding most other specialty lines. In 2004 we expect to purchase reinsurance protecting ourselves against large risk losses on our direct and facultative and small to medium-size catastrophes on our overall property business written. For 2004 we expect that our purchase of reinsurance may rise modestly but is expected to be less than 5% of gross premiums written.

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

We have written certain business that has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both the Company’s results and operational cash flows. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

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

The estimated fair value of fixed maturity, equity, other investments and our cash and cash equivalents balance was $2,237.7 million as of December 31, 2003, compared to $1,581.5 million at December 31, 2002. The primary cause of this increase was the receipt of $643.0 million in premiums net of acquisition costs, the receipt of net cash of $98.8 million from the issuance of the Senior Notes and the repayment of our term-loan facility, net investment income of $50.0 million and the increase in net unrealized gains on investments of $18.2 million during the year.

In the third quarter of 2003, we leased additional office space in Bermuda. Approximately $0.5 million in related costs were incurred for the year ended December 31, 2003, the majority of which were capitalized.

For the period from inception until December 31, 2003, we have had sufficient cash flow from operations to meet our liquidity requirements. We have generated cash flows from operations in 2003 and 2002 significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance we will consider using such capital to invest in new opportunities.

Recent Accounting Pronouncement

The Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) an interpretation of ARB No. 51 “Consolidated Financial Statements”, in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. The December 31, 2002 consolidated financial statements were previously prepared on a combined basis as a result of the fact that Montpelier Re’s and the Company’s bye-laws include certain restrictions relating to the election of directors of Montpelier Re. FIN 46 became effective in the first quarter of 2003 and the impact of adoption of FIN 46 was that the Company’s financial statements are now presented on a consolidated basis instead of on a combined basis. There is no impact on the Company’s net income or shareholders’ equity as presented in the consolidated financial statements as a result of the adoption of FIN 46.

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

As of December 31, 2003, the impact on our portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.0% or approximately $40.6 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.0% or approximately $40.6 million.

As of December 31, 2003, we held $164.9 million, or 7.4% of our total invested assets in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

Foreign Currency Risk. A significant portion of our business is insuring or reinsuring risks in currencies other than the U.S. dollar. Accordingly, we are exposed to fluctuations in the rates of these currencies. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At December 31, 2003 we do not have any outstanding forward foreign currency exchange contracts.

Our functional currency is the U.S. dollar. The British pound is the functional currency of our wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited (“MMSL”). Accordingly, MMSL’s assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenue and expenses of MMSL are translated at average exchange rates during the period. The effect of translation adjustments at the end of the period is not included in our consolidated results of operations but is included in accumulated other comprehensive income, a separate component of shareholders’ equity. On a consolidated basis, MMSL does not generate material revenue and expenses and, therefore, the effects of changes in exchange rates during the period are not material.

Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2003, all fixed maturity investments that we held were investment grade.

Currency

We write a portion of our business and receive premiums in currencies other than U.S. dollars and may maintain a small portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

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

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Item 8. Financial Statements and Supplementary Data

Reference is made to Item 15 (a) of this Report for the Consolidated Financial Statements of Montpelier Re Holdings Ltd. and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure for the period since the Company’s incorporation November 14, 2001, until the date of this filing.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the year end date relating to this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the year nor were there any significant deficiencies or material weaknesses noted in the Company’s internal controls. As a result, no corrective action with regard to significant deficiencies and material weaknesses was taken.

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

Item 14. Principal Accounting Fees and Services

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

The Consolidated Financial Statements of Montpelier Re Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Report.

2. Financial Statement Schedules

The Schedules to the Consolidated Financial Statements of Montpelier Re Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3. Exhibits (a)

Exhibit Number	Description of Document
3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and Benfield Group plc, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919))

4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919))

Exhibit Number	Description of Document
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.8	Credit Agreement, dated as of December 12, 2001, among the Registrant and Various Financial Institutions, as amended by Amendment Agreement, dated as of December 26, 2001, by Second Amendment Agreement, dated as of September 17, 2002 and by Third Amendment Agreement, dated as of August 1, 2002 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)) and by Fourth Amendment Agreement, dated as of December 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2003).

10.9	Share Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.10	Performance Unit Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.11	Standby Letter of Credit Agreement, among Montpelier Re and Fleet National Bank, dated as of February 26, 2002 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12	Standby Letter of Credit Agreement, among Montpelier Re and Barclays Bank PLC, dated as of December 6, 2002 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	Service Agreement, dated as of March 18, 2003, between K. Thomas Kemp and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description of Document
10.14	Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Re and Fleet National Bank, dated September 20, 2003 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A dated September 25, 2003 (Registration No. 333-105896)).

10.15	Consent, Waiver and Amendment Agreement, among Montpelier Re and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

23.1	Consent of PricewaterhouseCoopers, filed with this report.

31.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

(b) Reports on Form 8-K

(1) Current Report on Form 8-K filed on October 31, 2003, under Items 7, 9 and 12 thereof, relating to the Company’s financial results for the third quarter of 2003.

(2) Current Report on Form 8-K filed on December 2, 2003, under Items 7 and 9 thereof, relating to the Presentation to be made by the Registrant on December 3, 2003 at The 12th Annual Bermuda Angle Conference at the Boca Raton Resort & Club in Boca Raton, Florida.

(c) See (a) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Hamilton, Bermuda, on the 1st day of March, 2004.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ ANTHONY TAYLOR
Name:	Anthony Taylor
Title:	Chairman, President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 1st day of March, 2004.

Signature	Title

/s/ JOHN J. JACK BYRNE John J. (Jack) Byrne	Director

/s/ ANTHONY TAYLOR Anthony Taylor	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ K. THOMAS KEMP K. Thomas Kemp	Chief Financial Officer and Director (Principal Financial Officer)

/s/ NEIL MCCONACHIE Neil McConachie	Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ JOHN D. GILLESPIE John D. Gillespie	Director

/s/ RAYMOND BARRETTE Raymond Barrette	Director

/s/ G. THOMPSON HUTTON G. Thompson Hutton	Director

/s/ RAYMOND M. SALTER Raymond M. Salter	Director

/s/ ALLAN W. FULKERSON Allan W. Fulkerson	Director

/s/ WILLIAM SPIEGEL William Spiegel	Director

/s/ STEVEN J. GILBERT Steven J. Gilbert	Director

/s/ KAMIL M. SALAME Kamil M. Salame	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Auditors	F-2
Consolidated Balance Sheets as at December 31, 2003 and 2002	F-3
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2003 and 2002 and for the period from November 14, 2001 to December 31, 2001	F-4
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2002 and for the period from November 14, 2001 to December 31, 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from November 14, 2001 to December 31, 2001	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITORS

February 12, 2004

To the Board of Directors and Shareholders of Montpelier Re Holdings Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the period from November 14, 2001 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS

Chartered Accountants

Hamilton, Bermuda

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	As at December 31, 2003	As at December 31, 2002
ASSETS
Fixed maturities, at fair value (amortized cost: 2003 — $1,951,875; 2002 — $1,322,256)	$1,976,165	$1,354,845
Equity investments, at fair value (cost: $31,811)	37,564	—

Total investments available for sale	2,013,729	1,354,845
Other investments	84,354	63,691

Total investments	2,098,083	1,418,536
Cash and cash equivalents, at fair value	139,587	162,925
Unearned premium ceded	9,910	3,752
Reinsurance premiums receivable	207,901	147,208
Funds withheld	3,724	20,507
Deferred acquisition costs	59,817	44,881
Reinsurance recoverable	7,727	16,656
Accrued investment income	20,666	13,057
Other assets	5,174	6,396

Total Assets	$2,552,589	$1,833,918

LIABILITIES
Loss and loss adjustment expense reserves	249,791	146,115
Unearned premium	318,673	241,000
Reinsurance balances payable	24,935	2,448
Investment trades pending	376	34,280
Debt	248,843	150,000
Accounts payable, accrued expenses and other liabilities	28,224	7,540
Dividends payable	24,042	—

Total Liabilities	$894,884	$581,383

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2003; 63,392,597 shares (2002 — 63,392,597)	106	106
Additional paid-in capital	1,130,305	1,126,435
Accumulated other comprehensive income	53,731	35,567
Retained earnings	473,563	90,427

Total Shareholders’ Equity	1,657,705	1,252,535

Total Liabilities and Shareholders’ Equity	$2,552,589	$1,833,918

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Expressed in thousands of United States Dollars, except share amounts)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
REVENUES
Gross premiums written	$809,733	$607,688	$150
Reinsurance premiums ceded	(31,758)	(41,779)	—

Net premiums written	777,975	565,909	150
Change in net unearned premiums	(72,642)	(235,983)	(142)

Net premiums earned	705,333	329,926	8
Net investment income	50,148	39,748	1,139
Net realized gains on investments	7,631	7,716	—
Net foreign exchange gains	8,310	1,681	—

Total Revenues	771,422	379,071	1,147

EXPENSES
Loss and loss adjustment expenses	164,107	133,310	—
Acquisition costs	140,391	62,926	1
General and administrative expenses	50,021	26,278	1,207
Interest expense	9,688	4,460	236
Fair value of warrants issued	—	—	61,321

Total Expenses	364,207	226,974	62,765

Income (loss) before taxes	407,215	152,097	(61,618)

Income tax expense	37	52	—

NET INCOME (LOSS)	$407,178	$152,045	$(61,618)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$407,178	$152,045	$(61,618)
Other comprehensive income	18,164	33,689	1,878

Comprehensive income (loss)	$425,342	$185,734	$(59,740)

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	63,392,597	55,178,150	52,440,000
Diluted	67,275,287	55,457,141	52,440,000
Basic earnings (loss) per common share	$6.42	$2.76	$(1.18)

Diluted earnings (loss) per common share	$6.05	$2.74	$(1.18)

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of United States Dollars)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
Common shares
Balance — beginning of period	$106	$87	$—
Issue of common shares	—	19	87

Balance — end of period	106	106	87

Additional paid-in-capital
Balance — beginning of period	1,126,435	920,306	—
Issue of common shares	—	219,034	873,912
Direct equity offering expenses	(170)	(18,300)	(14,927)
Compensation recognized under stock option plan	4,040	5,395	—
Fair value of warrants qualifying as equity	—	—	61,321

Balance — end of period	1,130,305	1,126,435	920,306

Accumulated other comprehensive income
Balance — beginning of period	35,567	1,878	—
Net change in currency translation adjustments	44	47	—
Net change in unrealized gains on investments	18,120	33,642	1,878

Balance — end of period	53,731	35,567	1,878

Retained earnings (accumulated deficit)
Balance — beginning of period	90,427	(61,618)	—
Net income (loss)	407,178	152,045	(61,618)
Dividends on common shares	(24,042)	—	—

Balance — end of period	473,563	90,427	(61,618)

Total Shareholders’ Equity	$1,657,705	$1,252,535	$860,653

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of United States Dollars)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
Cash flows provided by (used in) operating activities:
Net income (loss)	$407,178	$152,045	$(61,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	14,679	3,803	(27)
Depreciation	903	364	—
Compensation recognized under stock option plan	4,040	5,395	—
Net realized gains on investments	(7,631)	(7,716)	—
Amortization of deferred financing costs	1,325	680	(2,005)
Accretion of Senior Notes	50	—	—
Net change in currency translation adjustments	44	47	—
Fair value of warrants issued	—	—	61,321
Change in:
Unearned premium ceded	(6,158)	(3,752)	—
Reinsurance premiums receivable	(60,693)	(147,075)	(133)
Funds withheld	16,783	(20,507)	—
Deferred acquisition costs	(14,936)	(44,865)	(16)
Reinsurance recoverable	8,929	(16,656)	—
Accrued investment income	(7,609)	(11,358)	(1,699)
Other assets	66	(1,387)	(936)
Loss and loss adjustment expense reserves	103,676	146,115	—
Unearned premium	77,673	240,858	142
Reinsurance balances payable	22,487	2,448	—
Accounts payable, accrued expenses and other liabilities	20,684	(2,889)	733
Amount due to affiliates	—	(324)	324

Net cash provided by (used in) operating activities	581,490	295,226	(3,914)

Cash flows used in investing activities:
Purchases of fixed maturities	(1,991,760)	(1,922,773)	(638,498)
Purchases of equity investments	(34,204)	—	—
Proceeds from sale and maturity of fixed maturities	1,322,003	1,216,475	—
Proceeds from sale of equity investments	2,585	—	—
Payment on settlement of interest rate swap	(1,002)	—	—
Purchases of equipment	(1,072)	(3,112)	—

Net cash used in investing activities	(703,450)	(709,410)	(638,498)

Cash flows provided by financing activities:
Issue of common shares	—	245,053	848,250
Amount paid to affiliate for overpayment of subscription	—	(250)	—
Direct equity offering expenses	(170)	(18,300)	(5,232)
Issue (repayment) of long-term debt	(150,000)	—	150,000
Net proceeds received from issuance of Senior Notes	248,792	—	—

Net cash provided by financing activities	98,622	226,503	993,018

Increase (decrease) in cash and cash equivalents	(23,338)	(187,681)	350,606

Cash and cash equivalents — Beginning of period	162,925	350,606	—

Cash and cash equivalents — End of period	$139,587	$162,925	$350,606

The accompanying Notes to the Consolidated Financial Statements are an

integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

1. General

Montpelier Re Holdings Ltd. (the “Company”) was incorporated under the laws of Bermuda on November 14, 2001. The Company, through its principal operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a provider of global property and casualty reinsurance and insurance products. Montpelier Re is incorporated in Bermuda and is registered as a Class 4 insurer under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”).

Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001, and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, is the registered holder of certain types of securities, including United States equity securities, purchased as part of the overall Montpelier Re investment portfolio. On December 3, 2002, Montpelier Re established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.

In October 2002, the Company completed an initial public offering (“IPO”) of 10,952,600 common shares. The Company’s common shares began trading on the New York Stock Exchange on October 10, 2002. The offering raised approximately $201.2 million in net proceeds, which was contributed to Montpelier Re.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ materially from those estimates.

Premiums and related costs

Premiums are recognized as written for the full period of the reinsurance contract as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.

For excess of loss contracts, written premium is based on the deposit premium as defined in the contract. Subsequent adjustments to the deposit premium are recognized in the period in which they are determined. For pro-rata contracts, written premiums are recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period they are determined.

Premiums are earned ratably over the term of the reinsurance contract. The portion of the premium related to the unexpired portion of the contract is reflected in unearned premium.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

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

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. The Company is selective in regard to its reinsurers, placing reinsurance with those reinsurers with a strong financial condition, industry ratings and underwriting ability. The Company monitors the financial condition and ratings of its reinsurers on an ongoing basis.

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

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves include estimates of unpaid claims and claims expenses on reported losses as well as an estimate of IBNR. The reserve is based on loss reports on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies, as well as management estimates of ultimate losses.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

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

Investments and cash

Fixed maturity and equity investments are classified as available for sale and are carried at fair value, based on quoted market prices. The net unrealized appreciation or depreciation on fixed maturities is included in accumulated other comprehensive income.

Other investments are recorded at estimated fair value based on financial information received and other information available to management, including factors restricting the liquidity of the investments.

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

Investments are recorded on a trade date basis. Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in investment income when realized.

Net investment income is stated net of investment management and custody fees. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

Earnings (Loss) Per Share

The calculation of basic earnings (loss) per common share is based on the weighted average number of common shares and excludes any dilutive effects of warrants and options. The calculation of diluted earnings (loss) per common share assumes the exercise of all dilutive warrants and options, using the treasury stock method. Warrants and options are considered dilutive when the quoted market value of the Company’s common shares exceeds the strike price of the warrants or options.

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

Employee Incentive Plans

Performance Unit Plan (the “PUP”). Performance units are granted to executive officers and certain other key employees. The ultimate value of these performance units, which vest at the end of three-year performance periods, is dependent upon the Company’s achievement of specific performance targets over the course of the overlapping three-year periods and the market value of the Company’s shares at the end of the vesting period. Performance units are payable in cash, common stock or a combination of both. The liability is based on the number of units granted, the share price at the end of the respective fiscal period end, and an assumption of a 100% harvest ratio, unless otherwise adjusted, and is expensed over the vesting period of the performance units granted. At the end of the sixth quarter and every quarter thereafter of each three-year performance period, the Company recalculates the liability as the financial results evolve and the share price changes. Any adjustments in the PUP liability are included in income in the period in which they are determined. Final determination of actual performance and amount of payment is at the sole discretion of the Compensation Committee of the Board of Directors.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

Recent Accounting Pronouncement

The Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) an interpretation of ARB No. 51 “Consolidated Financial Statements”, in January 2003. FIN 46 clarifies the accounting and reporting for certain entities in which equity investors do not have the characteristics of a controlling financial interest. The December 31, 2002 consolidated financial statements were previously prepared on a combined basis as a result of the fact that Montpelier Re’s and the Company’s bye-laws include certain restrictions relating to the election of directors of Montpelier Re. FIN 46 became effective in the first quarter of 2003 and the impact of adoption of FIN 46 was that the Company’s financial statements are now presented on a consolidated basis instead of on a combined basis. There is no impact on the Company’s net income or shareholders’ equity as presented in the consolidated financial statements as a result of the adoption of FIN 46.

3. Investments

The amortized cost, fair value and related gross unrealized gains and losses on our investment portfolio are as follows:

At December 31, 2003	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. government and agency	$1,381,500	$14,148	$1,046	$1,394,602
Corporate debt securities	406,102	10,930	376	416,656
Mortgage-backed and asset-backed securities	164,273	749	115	164,907

	1,951,875	25,827	1,537	1,976,165

Equity investments	31,811	5,770	17	37,564
Other investments	60,758	23,596	—	84,354

Total	$2,044,444	$55,193	$1,554	$2,098,083

At December 31, 2002	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. government and agency	$785,312	$18,827	$—	$804,139
Corporate debt securities	312,323	13,177	—	325,500
Mortgage-backed and asset-backed securities	224,621	710	125	225,206

	1,322,256	32,714	125	1,354,845
Other investments	60,758	2,933	—	63,691

Total	$1,383,014	$35,647	$125	$1,418,536

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

The following table sets forth the composition of the cost or amortized cost of fixed maturities by ratings assigned by rating agencies (e.g. Standard & Poor’s Corporation).

At December 31, 2003	Cost or Amortized Cost	%
Ratings
U.S. government and agency	$1,381,500	70.8%
AAA	199,034	10.2
AA	112,532	5.8
A	253,911	13.0
BBB	4,898	0.2

	$1,951,875	100.0%

At December 31, 2002	Cost or Amortized Cost	%
Ratings
U.S. government and agency	$785,312	59.4%
AAA	272,552	20.6
AA	54,092	4.1
A	201,965	15.3
BBB+	8,335	0.6

	$1,322,256	100.0%

Liquidity and Interest Rate Risk

The cost or amortized cost and estimated fair value amounts for fixed maturity investments held at December 31, 2003 are shown by contractual maturity:

	Cost or Amortized Cost	Fair Value
Due within one year	$71,295	$71,795
Due after one year through five years	1,601,406	1,623,045
Due after five years through ten years	110,003	110,843
Due after ten years	4,898	5,575
Mortgage-backed and asset-backed securities	164,273	164,907

	$1,951,875	$1,976,165

Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Proceeds from sales of available for sale securities for the years ended December 31, 2003 and 2002 were $1,325 million and $1,216 million, respectively. Gross realized losses did not include any provisions for declines

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

in value considered to be other than temporary. The Company has not identified any other than temporary impairments of its investments. The aggregate fair value of securities in an unrealized loss position is $397.2 million at December 31, 2003. Of the gross unrealized losses of $1.5 million at December 31, 2003, no related investment has continuously been in an unrealized loss position for more than 12 months.

The analysis of net realized gains and the change in net unrealized gains on investments is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
Gross realized gains	$13,859	$8,828	$—
Gross realized losses	(5,226)	(1,112)	—
Realized loss on settlement of interest rate swap	(1,002)	—	—

Net realized gains on investments	7,631	7,716	—
Net unrealized gains	18,120	33,642	1,878

Total realized and unrealized gains on investments	$25,751	$41,358	$1,878

Net investment income is derived from the following sources:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
Fixed maturities	$65,902	$44,137	$697
Net amortization of premium/discount	(14,603)	(3,803)	27
Equity investments	407	—	—
Cash and cash equivalents	1,506	1,677	491
Securities lending	157	—	—

	53,369	42,011	1,215
Net investment expenses (1)	(3,221)	(2,263)	(76)

	$50,148	$39,748	$1,139

(1)	$3.2 million and $2.2 million relates to White Mountains Advisors LLC for 2003 and 2002, respectively

The Company has two facilities available for the issue of letters of credit with a value of $500.0 million and $300.0 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, approximately $247.1 million and $119.8 million, respectively, of letters of credit were issued and outstanding under these facilities which were secured by investments of approximately $271.9 million and $128.7 million, respectively.

Securities Lending

The Company participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. The Company had $348.9 million and $nil in securities on loan at December 31, 2003 and 2002, respectively.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

Other Investments

The Company has invested in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). At December 31, 2003, the Company owned 4.0 million shares of Aspen, which represented approximately 5.8% of Aspen on an undiluted basis. Aspen completed their initial public offering on December 4, 2003. Previously Aspen was an unquoted investment and was carried at estimated fair value based on reported net asset values and other information available to management, with any unrealized gain or loss included in accumulated other comprehensive income. Even though Aspen is now a publicly traded company, the shareholders agreement and other restrictions present significant obstacles and uncertainties in the determination of the number of shares that can be reasonably expected to qualify for sale within one year. As a result of this illiquidity, a portion of the total investment is considered restricted and is discounted. The aggregate unrealized gain is included in accumulated other comprehensive income.

4. Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves are estimates subject to variability, and the variability could be material in the near term. The variability arises because all events affecting the ultimate settlement of claims have not taken place and may not take place for some time. Variability can be caused by the receipt of additional claim information, changes in judicial interpretation of contracts or significant changes in the severity or frequency of claims from historical trends.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

Activity in the reserve for loss and loss adjustment expenses is summarized as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
Net reserves at January 1	$129,459	$—	$—
Net losses incurred related to:
Current period	222,261	133,310	—
Prior period	(58,154)	—	—

Total net incurred losses	164,107	133,310	—
Net paid losses related to:
Current period	30,029	4,193	—
Prior period	23,188	—	—

Total net paid losses	53,217	4,193	—
Effect of foreign exchange movements	1,715	342	—

Total net reserves as at December 31	242,064	129,459	—
Losses recoverable as at December 31	7,727	16,656	—

Total gross reserves as at December 31	$249,791	$146,115	$—

The December 31, 2003 and 2002 gross reserve balance comprises reserves for reported claims of $64,955 and $37,979, respectively and reserves for claims incurred but not reported of $184,836 and $108,136 respectively.

The Company’s favorable development on net losses related to 2002 is summarized as follows:

Property Specialty: Both the frequency and severity of reported losses have been lower than the assumed reporting pattern of losses established for this class of business at December 31, 2002. A reduction in reported losses during 2003 also contributed to the favorable development during 2003. This category accounted for approximately two-thirds of the favorable development.

Property Catastrophe: Reserves at December 31, 2002 included reserves in respect of the European Floods and Hurricane Lili whose development has been significantly less than the Company’s initial assumptions. This category, combined with the Property Specialty category, accounted for the majority of the favorable development.

Other Specialty: The lack of development in 2003 combined with the increasing weight placed on the Company’s actual experience in selecting a loss ratio led to a decrease in our expected loss ratio.

QQS: During 2003 the Company reduced the expected loss ratio based on additional information provided by ceding companies. Some of the reduction in incurred losses was also due to revised estimated ultimate premiums that were considerably lower than those at December 31, 2002.

5. Reinsurance

The Company purchased retrocessional protection in 2003 for its own account for the direct insurance and facultative reinsurance programs and the property reinsurance programs, excluding most other specialty lines. In

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

addition, for certain pro-rata contracts, including quota share contracts, the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

The earned reinsurance premiums ceded were $25.6 million and $38.0 million for the years ended December 31, 2003 and 2002, respectively. Total recoveries netted against loss and loss adjustment expenses was $(8.4) million and $16.7 million for the years ended December 31, 2003 and 2002, respectively.

There are no provisions recorded for uncollectible reinsurance recoverable amounts at December 31, 2003 or 2002.

6. Debt and Financing Arrangements

Term Loan Facility and 364-Day Revolver

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

On December 12, 2001, the Company obtained a $50.0 million revolving loan facility from a syndicate of lenders, with the Company and its subsidiaries as borrowers and guarantors. The facility was for general corporate purposes, and required that the Company and/or certain of its subsidiaries maintained specific covenants, including a tangible net worth covenant and a maximum leverage covenant. No amounts had been drawn down under this facility which was cancelled concurrently with the repayment of the term loan facility on August 4, 2003.

In order to hedge the interest rate risk of the loan, the Company entered into an interest rate swap contract, which became effective April 22, 2003 and was scheduled to expire on December 12, 2004, the maturity date of the term loan facility. Under the terms of the interest rate swap contract, the Company paid interest at a fixed rate of 1.88% plus a margin dependent on leverage, and received interest at a variable rate equal to the offshore LIBOR rate. Under the terms of the swap contract, the contract was cancelled simultaneously with the repayment of the term loan facility, resulting in a realized loss on termination of $1,002 which is included in net realized gains on investments.

The Company incurred interest expense for the term loan facility for the years ended December 31, 2003 and 2002 of $1,970 and $4,460, respectively, at an average annual interest rate of 2.2% and 2.8%, respectively, and paid interest of $2,773 and $3,457, respectively.

Senior Notes

On August 4, 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The net proceeds were used to repay the amount

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

outstanding under the term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2004. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. The Company incurred $2.1 million in expenses related to the issuance of the Senior Notes, which have been expensed during the year ended December 31, 2003. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intention of calling the notes. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company must adhere.

The Company incurred interest expense for the Senior Notes for the year ended December 31, 2003 of $6,380 and had not paid any interest as at December 31, 2003.

Letter of Credit Facilities

In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit. Letters of credit are issued by a bank at the request of the Company. In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Previously the Company had arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $250.0 million, which was superseded by the Letter of Credit Reimbursement and Pledge Agreement discussed below. Letters of credit outstanding under this Fleet facility at December 31, 2002 were approximately $99.9 million, and were secured by investments of approximately $107.5 million.

Effective June 20, 2003, the Company entered into a new Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. Simultaneously, the previously existing Pledge Agreement discussed above was superseded by the Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility are now issued under the new facility agreement. Letters of credit issued under this facility at December 31, 2003 were $245.7 million and are secured by cash and investments of approximately $270.3 million.

The Company made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. Letters of credit outstanding at December 31, 2003 and 2002 under the Barclay’s facility were approximately $1.4 million and $19.9 million and were secured by cash and investments of approximately $1.5 million and $20.3 million, respectively. This facility was cancelled on January 31, 2004.

7. Related Party Transactions

The Company’s Chairman is a member of the Company’s Compensation and Nominating Committee, is also a member of the Board of Directors and Chairman of the Executive Committee of White Mountains Insurance Group, which beneficially owns 22.9% of the Company at December 31, 2003 and 2002. The Company’s Chief Financial Officer is also a Director of White Mountains Insurance Group and a director of Amlin, one of the Company’s qualifying quota share cedents.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

Four directors, including the Company’s Chairman, are employed by White Mountains Insurance Group.

The Company has engaged White Mountains Advisors LLC, a wholly owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The Company has agreed to pay investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are between 0.15% and 0.30% and are included in net investment income. The Company incurred an average fee of 0.17% and 0.19% for the years ended December 31, 2003 and 2002, respectively. The Company expensed investment management fees of approximately $3.2 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively, and have recorded an amount payable for these services of approximately $0.9 million and $0.6 for the years ended December 31, 2003 and 2002, respectively. The Company’s Chairman of the Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company.

In January 2002, the Company entered into an agreement with Remetrics, a subsidiary of Benfield Holdings Limited, which beneficially owns 4.5% of the Company at December 31, 2003 for the provision of certain risk management services. As a result of this agreement, the Company paid approximately $879 for the year ended December 31, 2002 for risk management services. This agreement was no longer in place at December 31, 2002.

In the ordinary course of business, the Company entered into four reinsurance agreements with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance Group, during the year ended December 31, 2002. The Company received $0.7 million in aggregate annual premiums from these agreements to December 31, 2003. The Company also entered into one reinsurance agreement with OneBeacon Insurance Group during the year ended December 31, 2003 and will receive approximately $1.2 million in aggregate premiums from this contract.

For the years ended December 31, 2003 and 2002, $74.3 million and $nil, respectively, was recorded in gross premiums written under the Company’s reinsurance arrangements with Aspen Re. These arrangements cover mainly property and casualty risks.

8. Shareholders’ Equity

Authorized and Issued

At December 31, 2003 and 2002, the total authorized common voting shares of the Company were 1,200,000,000, with a par value of 1/6 cent each.

At December 31, 2003 and 2002, the total issued and outstanding shares of the Company were 63,392,597 and 63,392,597, respectively. The holders of common voting shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.5 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.5 percent. There are various restrictions on the ability of certain shareholders to dispose of their shares.

On September 20, 2002, the Board of Directors of the Company authorized a six-for-one share split of the Company’s common shares. The share split has been reflected in the December 31, 2001 comparative financial

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

information, and all applicable references as to the number of common shares, common share equivalents, including exercise prices where applicable, and per share information have been represented.

On October 15, 2002, the Company completed an initial public offering and issued 10,952,600 common shares for proceeds, net of fees, discounts and commissions of approximately $201.2 million. The Company’s common shares began trading on the New York Stock Exchange on October 10, 2002. Costs associated with the sale of the shares, totaling approximately $18.3 million, were deducted from the related proceeds. The net amount received in excess of common share par value was recorded in additional paid-in capital.

On July 1, 2003, the Company completed a secondary offering of 8,050,000 common shares. Certain original investors sold an average of 24.4% of their holdings, which increased the public ownership of the Company’s shares by 12.7%. The secondary offering did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offering but was required to pay offering expenses of approximately $1.1 million which are included in general and administrative expenses for the year ended December 31, 2003.

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

Dividends

The Company has initiated a regular dividend program of $0.34 per share per quarter and declared the first dividend to shareholders of record at December 31, 2003. The dividends were paid on January 15, 2004. There were no dividends declared for the periods ended December 31, 2002 and 2001.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

9. Segment Reporting

Management has determined that the Company operates in one segment only. The Company focuses on writing global property and casualty reinsurance and insurance products. During the period ended December 31, 2001, the Company wrote one specialty reinsurance policy with a premium of $150. This policy was for worldwide risks.

Details of gross premiums written by line of business and by geographic area of risks insured are provided below ($ in millions):

Gross Premiums Written by Line

	Years Ended December 31,
	2003		2002 (1)
Property Specialty	$307.4	37.9%	$194.3	32.0%
Property Catastrophe	315.4	39.0	186.0	30.6
Other Specialty	134.1	16.6	55.7	9.2
Qualifying Quota Share	52.8	6.5	171.7	28.2

Total	$809.7	100.0%	$607.7	100.0%

(1)	During 2002, the Company refined the classification of gross premiums written for certain pro-rata contracts between the Property Specialty line and the Property Catastrophe and Other Specialty lines. There was no effect on total gross premiums written.

Gross Premiums Written by Geographic Area of Risks Insured

	Years Ended December 31,
	2003		2002 (3)
USA and Canada	$381.8	47.1%	$204.1	33.6%
Worldwide (1)	227.6	28.1	309.9	51.0
United Kingdom and Ireland	50.4	6.2	13.1	2.2
Worldwide, excluding USA and Canada (2)	35.8	4.4	11.9	1.9
Western Europe, excluding the United Kingdom and Ireland	35.3	4.4	20.9	3.4
Japan	32.8	4.1	20.6	3.4
Others (1.5% or less)	46.0	5.7	27.2	4.5

Total	$809.7	100.0%	$607.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.
(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.
(3)	During 2002, the Company refined the classification of gross premiums written between geographic areas. There was no effect on total gross premiums written.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

The Qualifying Quota Share contracts and substantial amounts of other lines of business are world-wide in nature, with the majority of business related to North America and Europe.

The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

Gross Premiums Written by Broker

	Years Ended December 31,
	2003		2002 (2)
Marsh	$204.7	28.1%	$143.6	23.8%
Benfield (1)	147.1	20.2	163.1	27.0
Aon	145.9	20.0	92.7	15.4
Willis (1)	120.9	16.6	148.1	24.5
Other brokers	110.1	15.1	56.2	9.3

Total brokers	728.7	100.0%	603.7	100.0%

Direct (no broker)	81.0	—	4.0	—

Total	$809.7		$607.7

(1)	Includes QQS gross premiums written.
(2)	During 2002, the Company refined the broker classifications. There was no effect on total gross premium written.

10. Earnings (Loss) Per Share

The reconciliation of basic and diluted earnings (loss) per share is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
Basic earnings per common share:
Net income (loss) available to common shareholders	$407,178	$152,045	$(61,618)
Weighted average common shares outstanding — Basic	63,392,597	55,178,150	52,440,000

Basic earnings (loss) per common share	$6.42	$2.76	$(1.18)

Diluted earnings per common share:
Net income (loss) available to common shareholders	$407,178	$152,045	$(61,618)
Weighted average common shares outstanding — Basic	63,392,597	55,178,150	52,440,000
Dilutive effect of warrants	3,110,351	263,070	—
Dilutive effect of share options	772,339	15,921	—

Weighted average common and common equivalent shares outstanding — Diluted	67,275,287	55,457,141	52,440,000

Diluted earnings (loss) per common share	$6.05	$2.74	$(1.18)

There were no dilutive securities at December 31, 2001.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

11. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies. The Company did not have an aggregate investment in a single entity, other than the U.S government, in excess of 10% of the Company’s shareholders’ equity at December 31, 2003 or 2002. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

The Company also underwrites a significant amount of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company.

Litigation

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at December 31, 2003 or 2002.

Premises Commitment

Montpelier Re entered into a Memorandum of Intent and Understanding (“MIU”) on December 17, 2003 to develop a construction project (the “Project”) to build a commercial building with a mixture of office, residential and retail use. Montpelier Re expects to finalize the Construction Loan Agreement and Agreement for Lease during 2004 and obtain consent to hold 20% of the shares of the company which will undertake the Project and own the building. Under the MIU, the terms of the Construction Loan will provide that Montpelier Re loans $19.0 million to the landlord for the costs of the Project upon commencement of construction, which is estimated to commence during the first quarter of 2004. Subsequent to the Project’s completion, which is estimated to be thirty months from the commencement of construction, Montpelier Re expects to enter into a 22 year long-term lease for the major portion of the Project. Montpelier Re will be required to pay rent in the amount of $300 per annum during the construction period. Upon finalization of the Project and occupation of the building, Montpelier Re will be required to pay rent in the amount of $400 per annum.

Lease Commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates. Montpelier Re also has a commitment to pay rent during the period of construction and after construction is completed related to the Waterfront Project as discussed above. The Company has also entered into operating leases for office equipment and furniture. Future minimum annual commitments under existing leases are expected to be as follows: 2004-$1,071; 2005-$902; 2006-$107; 2007-$107; and 2008-$107.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

12. Employee Incentive Plans

Long-Term Incentive Plan (“LTIP”)

On January 8, 2002, the Company adopted a Long-Term Incentive Plan (the “LTIP”). Pursuant to the terms of the LTIP, at the discretion of the Compensation Committee of the Board of Directors (the “Committee”), various types of share-based incentive awards, including phantom performance shares, performance units and options to acquire common shares, may be granted to executive officers, and certain other principal employees.

Performance Unit Plan (the “PUP”)

The PUP is the Company’s primary executive long-term incentive scheme. Performance units entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and can be denominated in common shares at market value and are payable in cash, common shares or a combination thereof at the discretion of the Committee.

A total of 936,000 performance units are authorized under the PUP at December 31, 2003 and 2002 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply). On January 8, 2002, the Committee approved the grant of up to 312,000 performance units for the three year performance period covering financial years 2002, 2003 and 2004 and granted 264,390 performance units related to this performance period. On February 27, 2003, the Committee approved the grant of up 312,000 performance units for the three year performance period covering financial years 2003, 2004 and 2005, granted 288,000 performance units and granted the remaining 47,610 performance units from the prior performance period. On November 20, 2003, the Committee approved the grant of the remaining 336,000 performance units authorized under the PUP for the three year performance period covering financial years 2004, 2005 and 2006.

For the 2002-2004 cycle, the performance target for a 100% harvest of value of the units granted is an average combined ratio of 70% for the financial years 2002, 2003, and 2004. The target for a maximum harvest of 200% of the value of the units granted is a combined ratio of 50% or less. A combined ratio of 95% or more will result in a harvest of nil. Straight line interpolation is used between these points. To date the Company has experienced a better than 70% combined ratio for this three-year performance period. During 2003, taking into account the Company’s results to date as well as the estimated combined ratio for the 2004 period, the Company adjusted the harvest ratio for the 2002-2004 performance period from 100% to 137.5%. This resulted in an increase in the PUP liability and expense in 2003. Depending on the Company’s results in 2004, the harvest ratio may either be increased or decreased which will affect the PUP liability and expense in 2004 for this performance period. Final determination of actual performance and amount of payment is at the sole discretion of the Committee.

For the 2003-2005 and 2004-2006 cycles, the performance target for a 100% harvest of value of the units granted is a combination of the achievement of an average combined ratio of 72% as measured over the period and the achievement of an annual increase in total return to shareholders of 18% as measured over the period. Linear scale collars around the targets provide for payment on performance units to rise to 200% if performance materially exceeds target or to reduce to nil if performance is materially below target. The Company will reassess the harvest rate used in the calculation of the PUP liability at June 30, 2004 for the 2003-2005 cycle and at June 30, 2005 for the 2004-2006 cycle and each quarter thereafter. Depending on the Company’s results in 2004, the harvest ratio may either be increased or decreased which would affect the PUP liability and expense for 2004. Final determination of actual performance and amount of payment is at the sole discretion of the Committee.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

Option Plan

Under the option plan, options expire ten years after the award date, and are subject to various vesting periods. Options granted under the option plan may be exercised for common shares upon vesting. A total of 2,550,000 were issued under the plan as at December 31, 2003 and 2002, which represents the maximum number of common shares that may be issued under the option plan under current Committee approvals.

A summary of options issued and related activity:

	2003		2002
	Options for Common Shares	Average Exercise Price	Options for Common Shares	Average Exercise Price
Outstanding beginning of year	2,550,000	$18.08	—	—
Options granted	—	—	2,550,000	$18.08
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Outstanding end of year	2,550,000	$18.08	2,550,000	$18.08

The following table summarizes the range of exercise prices for outstanding options at December 31, 2003:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$16.67	510,000	8.00 years	$16.67	510,000	$16.67
$17.50	637,500	8.15 years	$17.50	637,500	17.50
$18.33	637,500	8.15 years	$18.33	—	—
$19.17	637,500	8.15 years	$19.17	—	—
$20.00	127,500	8.75 years	$20.00

	2,550,000			1,147,500	$17.13

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to 4.8% based on the applicable zero-coupon bond interest rates, expected life of two years after vesting date as detailed below, expected volatility of 30.0% to 31.2% and a dividend yield of 0.0%.

The weighted average fair value of options granted during 2002 is detailed below:

Exercise Prices	Options Outstanding	Vesting Date	Assumption of Expected Life at Date of Grant	Fair Value on Date of Grant
$16.67	510,000	December 31, 2002	3 years	$2,116
$17.50	510,000	December 31, 2003	4 years	2,384
$17.50	127,500	September 30, 2003	3 years	636
$18.33	510,000	December 31, 2004	5 years	2,639
$18.33	127,500	September 30, 2004	4 years	707
$19.17	510,000	December 31, 2005	6 years	2,885
$19.17	127,500	September 30, 2005	5 years	776
$20.00	127,500	September 30, 2006	6 years	842

	2,550,000			$12,985

A compensation expense of $4,040 and $5,395 was recorded in general and administrative expenses for the years ended December 31, 2003 and 2002, respectively, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Deferred Compensation Plan (“DCP”)

The DCP gives executive officers the ability to defer receipt of executive compensation, including performance unit payouts, at no cost to the Company. Under the DCP, various investment options are available including a phantom Company share tracking option, a fixed income investment option and an equity fund investment option. The DCP would be a non-funded general obligation of the Company.

13. Taxation

Bermuda

The Company has received an assurance from the Bermuda government exempting it from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United States

The Company does not consider itself to be engaged in trade or business in the United States and, accordingly, does not expect to be subject to United States taxation.

Other

MMSL is subject to the taxation laws of the United Kingdom and MHB is subject to the taxation laws of Barbados.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

14. Statutory Requirements

Montpelier Re is registered under the Act. Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. To satisfy these requirements, Montpelier Re was required to maintain a minimum level of statutory capital and surplus of $389.0 million and $282.9 million at December 31, 2003 and 2002, respectively. Montpelier Re’s statutory capital and surplus was $1.8 billion and $1.3 billion at December 31, 2003 and 2002, respectively, of which $1.2 billion is fully paid up share capital.

The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by Montpelier Re to the Company, without such notification, was $448.3 million and $151.4 million at December 31, 2003 and 2002, respectively.

Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for both years ended December 31, 2003 and 2002.

15. Unaudited Quarterly Financial Data

	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Gross premiums written	$366,563	$194,082	$145,931	$103,156
Net premiums written	332,296	186,694	147,662	111,322
Net premiums earned	184,655	174,391	162,926	183,360
Net investment income	11,684	11,715	12,345	14,404
Net realized gains (losses) on investments	4,681	4,650	(3,009)	1,309
Net foreign exchange gains (losses)	1,359	(1,539)	2,077	6,414
Total revenues	202,379	189,217	174,339	205,487
Loss and loss adjustment expenses	47,690	30,157	35,097	51,162
Acquisition costs	40,998	33,851	32,352	33,190
General & administrative expenses	8,884	11,930	12,838	17,157
Interest expense	965	802	2,991	4,143
Total expenses	98,537	76,740	83,278	105,652
Income before taxes	103,842	112,477	91,061	99,835
Income tax expense (recovery)	1	(2)	69	(31)
Net income	$103,841	112,479	$90,992	$99,866
Basic earnings per common share	$1.64	$1.77	$1.44	$1.58
Diluted earnings per common share	$1.56	$1.66	$1.34	$1.46
Weighted average shares — basic	63,392,597	63,392,597	63,392,597	63,392,597
Weighted average shares — diluted	66,479,217	67,777,953	67,779,246	68,264,030
Loss ratio	25.8%	17.3%	21.5%	27.9%
Expense ratio	27.0%	26.2%	27.7%	27.5%
Combined ratio	52.8%	43.5%	49.2%	55.4%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars,

except per share amounts or as where otherwise described)

	Quarter Ended March 31, 2002	Quarter Ended June 30, 2002	Quarter Ended September 30, 2002	Quarter Ended December 31, 2002 (1)
Gross premiums written	$203,679	$136,339	$193,736	$73,934
Net premiums written	189,359	131,811	172,875	71,864
Net premiums earned	36,611	81,434	106,496	105,385
Net investment income	7,633	11,322	10,040	10,753
Net realized gains on investments	484	1,013	4,005	2,214
Net foreign exchange gains (losses)	—	—	2,505	(824)
Total revenues	44,728	93,769	123,046	117,528
Loss and loss adjustment expenses	14,367	38,975	69,031	10,937
Acquisition costs	6,467	14,707	20,404	21,348
General & administrative expenses	4,240	5,873	5,843	10,322
Interest expense	995	1,118	1,155	1,192
Fair value of warrants issued	—	—	—	—
Total expenses	26,069	60,673	96,433	43,799
Income before taxes	18,659	33,096	26,613	73,729
Income tax expense	—	—	50	2
Net income	$18,659	33,096	$26,563	$73,727
Basic earnings per common share	$0.36	$0.63	$0.51	$1.16
Diluted earnings per common share	$0.36	$0.63	$0.50	$1.11
Weighted average shares — basic	52,440,000	52,440,000	52,440,000	63,392,597
Weighted average shares — diluted	52,440,000	52,603,995	53,129,393	66,629,482
Loss ratio	39.2%	47.9%	64.8%	10.4%
Expense ratio	29.3%	25.3%	24.7%	30.0%
Combined ratio	68.5%	73.2%	89.5%	40.4%

(1)	The Company completed their IPO during the fourth quarter of 2002.

Note: Other Schedules have been omitted as they are not applicable to the Company.

MONTPELIER RE HOLDINGS LTD.

SCHEDULE I

Summary of Investments

Other than Investments in Related Parties

As at December 31, 2003

(Expressed in thousands of United States dollars)

Type of Investment	Cost or Amortized Cost	Fair Value	Amount shown in the Balance Sheet
Fixed maturities:
Bonds and notes:
U.S. Government and agency	$1,381,500	1,394,602	$1,394,602
Corporate debt securities	406,102	416,656	416,656
Mortgage-backed and asset-backed securities	164,273	164,907	164,907

Total fixed maturities	1,951,875	1,976,165	1,976,165

Equity investments:	31,811	37,564	37,564
Other investments:	60,758	84,354	84,354
Cash and cash equivalents	139,587	139,587	139,587

Total investments, cash and cash equivalents	$2,184,031	2,237,670	$2,237,670

MONTPELIER RE HOLDINGS LTD.

SCHEDULE II

Condensed Financial Information of Registrant

Condensed Balance Sheets — Parent company only

(Expressed in thousands of United States dollars)

	As at December 31, 2003	As at December 31, 2002 (1)
ASSETS
Cash and cash equivalents, at fair value	$58,795	$5,418
Investment in consolidated subsidiaries, on an equity basis	1,876,772	1,389,540
Other assets	1,798	8,449

Total Assets	$1,937,365	$1,403,407

LIABILITIES
Accounts payable and accrued expenses	6,775	872
Debt	248,843	150,000
Dividends payable	24,042	—

Total Liabilities	$279,660	$150,872

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2003; 63,392,597 shares (2002 — 63,392,597)	106	106
Additional paid-in capital	1,130,305	1,126,435
Accumulated other comprehensive income	53,731	35,567
Retained earnings	473,563	90,427

Total Shareholders’ Equity	1,657,705	1,252,535

Total Liabilities and Shareholders’ Equity	$1,937,365	$1,403,407

(1)	Certain items have been reclassified to conform to the current year’s presentation.

MONTPELIER RE HOLDINGS LTD.

SCHEDULE II

Condensed Financial Information of Registrant

Statement of Operations — Parent company only

(Expressed in thousands of United States dollars)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
REVENUES
Equity in net earnings of subsidiaries	$421,907	$151,487	$39
Management fee from subsidiary	5,000	8,000	—
Net investment income	52	165	43

Total Revenue	426,959	159,652	82
EXPENSES
Interest expense	8,731	4,460	—
Fair value of warrants issued	—	—	61,321
Payment on settlement of interest rate swap	1,002	—	—
Other expenses	10,047	3,147	379

Total Expenses	19,780	7,607	61,700

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$407,179	$152,045	$(61,618)

MONTPELIER RE HOLDINGS LTD.

SCHEDULE II

Condensed Financial information of Registrant

Statements of Cash Flows — Parent company only

(Expressed in thousands of United States dollars)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from November 14, 2001 to December 31, 2001
Cash flows used in operating activities:
Net income (loss)	$407,179	$152,045	$(61,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net earnings of subsidiaries	(421,907)	(151,487)	(39)
Compensation recognized under stock option plan	4,040	5,395	—
Fair value of warrants issued	—	—	61,321
Accretion on Senior Notes	50	—	—
Other assets and liabilities	12,554	(15,502)	(1,771)

Net cash used in operating activities	25,958	(9,549)	(2,107)

Cash flows used in investing activity:
Net capital contribution to subsidiary	(47,161)	(221,719)	(980,728)

Net cash used in investing activity	(47,161)	(221,719)	(980,728)

Cash flows provided by financing activities:
Issue of common shares	—	245,053	843,018
Amount paid to affiliate for overpayment of subscription	—	(250)	—
Direct equity offering expenses	(170)	(18,300)	—
Issue (repayment) of long-term debt	(150,000)	—	150,000
Net proceeds received from issuance of Senior Notes	248,792	—	—

Net cash provided by financing activities	98,622	226,503	993,018

Increase (decrease) in cash and cash equivalents	53,377	(4,765)	10,183

Cash and cash equivalents — Beginning of period	5,418	10,183	—

Cash and cash equivalents — End of period	$58,795	$5,418	$10,183

MONTPELIER RE HOLDINGS LTD.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

For the Periods Ended December 31, 2003, 2002 and 2001

(Expressed in thousands of United States dollars)

	Deferred Policy Acquisition Costs	Future Policy benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Gross Premiums Written
2003 — Property and Casualty	$59,817	$249,791	$318,673	$705,333	$50,148	$164,107	$120,752	$50,021	$809,733
2002 — Property and Casualty	$44,881	$146,115	$241,000	$329,926	$39,748	$133,310	$62,926	$26,278	$607,688
2001 — Property and Casualty	$16	$0	$142	$8	$1,139	$0	$1	$1,207	$150

Notes:

1.	The Company did not commence operations until December 16, 2001.

MONTPELIER RE HOLDINGS LTD.

SCHEDULE IV

REINSURANCE

For the Periods Ended December 31, 2003, 2002 and 2001

(Expressed in thousands of United States dollars)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2003 — Property and Casualty	$80,970	$31,758	$728,763	$777,975	94%

2002 — Property and Casualty	$76,100	$41,779	$531,588	$565,909	94%

2001 — Property and Casualty	$—	$—	$150	$150	100%

Notes:

1.	The Company did not commence operations until December 16, 2001.