Form 10-Q
period 2004-03-31
MONTPELIER RE HOLDINGS LTD
filed 2004-04-30
CIK 1165880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, the Registrant had 63,492,597 common voting shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	As at March 31, 2004	As at December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Fixed maturities, at fair value (amortized cost:
2004 — $2,073,901; 2003 — $1,951,875)	$2,113,046	$1,976,165
Equity investments, at fair value (cost: 2004 — $32,800; 2003 — $31,811)	40,468	37,564

Total investments available for sale	2,153,514	2,013,729
Other investments	93,421	84,354

Total investments	2,246,935	2,098,083
Cash and cash equivalents, at fair value	180,532	139,587
Unearned premium ceded	32,301	9,910
Reinsurance premiums receivable	312,302	207,901
Funds withheld	4,317	3,724
Deferred acquisition costs	70,943	59,817
Reinsurance recoverable	7,088	7,727
Accrued investment income	17,215	20,666
Other assets	6,470	5,174

Total Assets	$2,878,103	$2,552,589

LIABILITIES
Loss and loss adjustment expense reserves	276,255	249,791
Unearned premium	447,610	318,673
Reinsurance balances payable	51,577	24,935
Investment trades pending	36,725	376
Debt	248,873	248,843
Accounts payable, accrued expenses and other liabilities	23,025	28,224
Dividends payable	24,059	24,042

Total Liabilities	$1,108,124	$894,884

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at March 31, 2004; 63,442,597 shares (2003 – 63,392,597)	106	106
Additional paid-in capital	1,131,744	1,130,305
Accumulated other comprehensive income	79,582	53,731
Retained earnings	558,547	473,563

Total Shareholders’ Equity	1,769,979	1,657,705

Total Liabilities and Shareholders’ Equity	$2,878,103	$2,552,589

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Expressed in thousands of United States Dollars, except share amounts)

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
REVENUES
Gross premiums written	$333,225	$366,563
Reinsurance premiums ceded	(35,855)	(34,267)

Net premiums written	297,370	332,296
Change in net unearned premiums	(106,546)	(147,641)

Net premiums earned	190,824	184,655
Net investment income	15,282	11,684
Net realized gains on investments	1,736	4,681
Net foreign exchange gains	1,009	1,359

Total Revenues	208,851	202,379

EXPENSES
Loss and loss adjustment expenses	46,185	47,690
Acquisition costs	35,704	40,998
General and administrative expenses	13,711	8,884
Interest expense	4,170	965

Total Expenses	99,770	98,537

Income before taxes	109,081	103,842
Income tax expense	38	1

NET INCOME	$109,043	$103,841

COMPREHENSIVE INCOME
Net income	$109,043	$103,841
Other comprehensive income (loss)	25,851	(866)

Comprehensive income	$134,894	$102,975

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	63,409,264	63,392,597
Diluted	68,769,273	66,479,217
Basic earnings per common share	$1.72	$1.64

Diluted earnings per common share	$1.59	$1.56

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004 and 2003

(Expressed in thousands of United States Dollars)

	2004	2003
	(Unaudited)
Common voting shares
Balance — beginning and end of period	$106	$106

Additional paid-in-capital
Balance — beginning of period	1,130,305	1,126,435
Issue of common shares	833	—
Compensation recognized under stock option plan	606	1,063

Balance — end of period	1,131,744	1,127,498

Accumulated other comprehensive income
Balance — beginning of period	53,731	35,567
Net change in currency translation adjustments	15	(6)
Net change in unrealized gains (losses) on investments	25,836	(860)

Balance — end of period	79,582	34,701

Retained earnings
Balance — beginning of period	473,563	90,427
Net income	109,043	103,841
Dividends on common shares	(24,059)	—

Balance — end of period	558,547	194,268

Total Shareholders’ Equity	$1,769,979	$1,356,573

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Expressed in thousands of United States Dollars)

	2004	2003
	(Unaudited)
Cash flows provided by operating activities:
Net income	$109,043	$103,841
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	3,966	2,678
Depreciation	466	206
Compensation recognized under stock option plan	606	1,063
Net realized gains on investments	(1,736)	(4,681)
Amortization of deferred financing costs	—	170
Accretion of Senior Notes	30	—
Net change in currency translation adjustments	15	(6)

Change in:
Unearned premium ceded	(22,391)	(27,371)
Reinsurance premiums receivable	(104,401)	(130,199)
Funds withheld	(593)	18,952
Deferred acquisition costs	(11,126)	(25,050)
Reinsurance recoverable	639	340
Accrued investment income	3,451	(1,241)
Other assets	683	445
Loss and loss adjustment expense reserves	26,464	37,506
Unearned premium	128,937	174,730
Reinsurance balances payable	26,642	8,971
Accounts payable, accrued expenses and other liabilities	(5,199)	(395)

Net cash provided by operating activities	155,496	159,959

Cash flows used in investing activities:
Purchases of fixed maturities	(544,929)	(603,651)
Purchases of equity investments	(3,620)	—
Proceeds from sale and maturity of fixed maturities	456,538	387,875
Proceeds from sale of equity investments	3,118	—
Purchases of equipment	(2,449)	(126)

Net cash used in investing activities	(91,342)	(215,902)

Cash flows used in financing activities:
Issue of common shares	833	—
Dividends paid	(24,042)	—

Net cash used in financing activities	(23,209)	—

Increase (decrease) in cash and cash equivalents	40,945	(55,943)
Cash and cash equivalents — Beginning of period	139,587	162,925

Cash and cash equivalents — End of period	$180,532	$106,982

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

The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of the operations and cash flows for the full fiscal year or subsequent quarters. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Significant Accounting Policies

Premiums and related costs

Premiums are recognized as written for the full period of the reinsurance contract as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.

For the majority of excess of loss contracts, written premium is based on the deposit premium as defined in the contract. Subsequent adjustments to the deposit premium are recognized in the period in which they are determined. For excess of loss and pro-rata contracts where no deposit premium is specified in the contract, written premiums are recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period they are determined.

Premiums are earned ratably over the term of the reinsurance contract. The portion of the premium related to the unexpired portion of the contract is reflected in unearned premium.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premiums receivable are recorded at amounts due less any required provision for doubtful accounts.

Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written premiums when the loss event occurs, and are earned ratably over the remaining contract risk period.

Acquisition costs are comprised of ceding commissions, brokerage, premium taxes, profit commission and other expenses that relate directly to the writing of reinsurance contracts. Deferred acquisition costs are amortized over the terms of the related contracts and are limited to their estimated realizable value based on the related unearned premium, anticipated claims expenses and investment income.

3. Reinsurance

During the three months ended March 31, 2004 and 2003, the Company purchased retrocessional protection against large risk losses on the direct insurance and facultative book and against small to medium-size catastrophes on the Company’s overall property writings. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

Reinsurance recoverable includes the Company’s share of balances due from reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments are recorded in the period they are determined. The earned reinsurance premiums ceded were $13.4 million and $6.9 million for the three months ended March 31, 2004 and 2003, respectively. Total recoveries netted against loss and loss adjustment expenses was $(0.5) million and $(0.3) million for the three months ended March 31, 2004 and 2003, respectively.

The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. There are no such provisions recorded at March 31, 2004 or 2003.

4. Debt and Financing Arrangements

Senior Notes

On August 4, 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The net proceeds were used to repay the amount outstanding under the term loan facility (see below) with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. The Company incurred $2.1 million in expenses related to the issuance of the Senior Notes, which were expensed during the year ended December 31, 2003. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intention of calling the notes. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company must adhere.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred interest expense for the Senior Notes for the three months ended March 31, 2004 of $3.8 million and paid interest of $8.1 million.

Term Loan Facility and 364-Day Revolver

As part of the Company’s formation and funding, the Company entered into a three-year term loan facility with Bank of America, N.A. and a syndicate of commercial banks, with an aggregate borrowing limit of $150.0 million. The Company borrowed $150.0 million under this facility at the Company’s formation. On August 4, 2003, using the net proceeds from the issuance of $250.0 million in Senior Notes (see above), the Company repaid the full amount under this facility. The term loan facility required that the Company and/or certain of its subsidiaries comply with specific covenants, including a tangible net worth covenant and a maximum leverage covenant, and had a final maturity date of December 12, 2004. The facility also restricted the payment of dividends. The Company was in compliance with all covenants during the time that the facility was in place.

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

The Company incurred interest expense for the term loan facility for the three months ended March 31, 2003 of $1.0 million at an average annual interest rate of 2.59% and paid interest of $1.0 million.

Letter of Credit Facilities

In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit. Letters of credit are issued by a bank at the request of the Company. In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective June 20, 2003, the Company entered into a new Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. Simultaneously, the previously existing Pledge Agreement discussed below was superseded by the Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility were then issued under the new facility agreement. Letters of credit issued under this facility at March 31, 2004 were $262.3 million and are secured by cash and investments of approximately $288.5 million.

The Company previously made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. Letters of credit outstanding at March 31, 2003 under the Barclay’s facility were approximately $20.8 million and were secured by cash and investments of approximately $22.9 million. This facility was cancelled on January 31, 2004.

Previously the Company had arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $250.0 million, which was superseded by the Letter of Credit Reimbursement and Pledge Agreement discussed above. Letters of credit outstanding under this Fleet facility at March 31, 2003 were approximately $125.8 million, and were secured by investments of approximately $138.3 million.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Related Party Transactions

As at March 31, 2004, one of the members of the Company’s Board of Directors and a member of the Company’s Compensation and Nominating Committee was also a member of the Board of Directors and Chairman of the Executive Committee of White Mountains Insurance Group, which beneficially owned 19.1% and 22.9% of the Company at March 31, 2004 and 2003, respectively. The Company’s Chief Financial Officer was also a Director of White Mountains Insurance Group up until March 31, 2004 and is a director of Amlin, one of the Company’s qualifying quota share cedents.

Up until March 31, 2004, four directors were employed by White Mountains Insurance Group. Effective March 31, 2004, two directors are employed by White Mountains Insurance Group.

The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average annualized fee of 0.12% and 0.17% for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, the Company expensed investment management fees of approximately $362 and $692, respectively, and recorded an amount payable for these services of $1,254 and $705, respectively. The Chairman of the Company’s Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company.

In the ordinary course of business, the Company has entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance. During the three months ended March 31, 2004 and 2003, $0.3 million and $nil was received in gross premiums related to this contract.

6. Shareholders’ Equity

On March 17, 2004, and April 6, 2004, different shareholders of the Company completed two secondary offerings of 4,785,540 and 4,000,000 common shares, respectively. Certain original investors sold an average of 25.0% and 31.8% of their holdings, respectively. The secondary offerings did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offerings but was required to pay offering expenses of approximately $0.5 million for each secondary offering, which are included in general and administrative expenses for the three months ended March 31, 2004.

The Company’s Chairman, President and Chief Executive Officer has adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of selling limited amounts of the Company’s shares owned by him. Pursuant to this plan, 50,000 options were exercised during the first quarter of 2004 at the exercise price of $16.67, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $833. Subsequent to March 31, 2004, another 50,000 options were exercised at the exercise price of $16.67. The plan will cover the possible exercise of 600,000 options and share sales over a 12 month period subject to market conditions and the terms of the plan.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Earnings Per Share

The reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2004	2003
Basic earnings per common share:
Net income available to common shareholders	$109,043	$103,841
Weighted average common shares outstanding — Basic	63,409,264	63,392,597

Basic earnings per common share	$1.72	$1.64

Diluted earnings per common share:
Net income available to common shareholders	$109,043	$103,841
Weighted average common shares outstanding — Basic	63,409,264	63,392,597
Dilutive effect of warrants	4,080,029	2,672,006
Dilutive effect of share options	1,279,980	414,614

Weighted average common and common equivalent shares outstanding — Diluted	68,769,273	66,479,217

Diluted earnings per common and common equivalent share	$1.59	$1.56

Dividends per common share	$0.34	$—

8. Segment Reporting

Management has determined that the Company operates in one segment only. The Company focuses on writing global specialty property and other classes of insurance and reinsurance business.

The following table sets forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):

Gross Premiums Written by Line

	Three Months Ended March 31,
	2004		2003
Property Specialty	$88.1	26.5%	$90.6	24.7%
Property Catastrophe	174.7	52.4	150.8	41.1
Other Specialty	69.1	20.7	48.8	13.3
Qualifying Quota Share (1)	1.3	0.4	76.4	20.9

Total	$333.2	100.0%	$366.6	100.0%

(1)	Not renewed in 2004.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended March 31,
	2004		2003
USA and Canada	$133.9	40.1%	$133.0	36.3%
Worldwide (1)	106.7	32.0	174.0	47.5
Western Europe, excluding the United Kingdom and Ireland	27.6	8.3	9.8	2.7
United Kingdom and Ireland	22.9	6.9	21.3	5.8
Worldwide, excluding USA and Canada (2)	17.5	5.3	12.2	3.3
Japan	3.3	1.0	1.6	0.4
Others (2.5% or less)	21.3	6.4	14.7	4.0

Total	$333.2	100.0%	$366.6	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis.
(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks on a worldwide basis but specifically exclude the USA and Canada.

The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe. No such contracts have been written in 2004.

The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

Gross Premiums Written by Broker

	Three Months Ended March 31,
	2004		2003
Marsh	$84.8	26.9%	$75.8	21.9%
Benfield (1)	62.5	19.8	101.6	29.3
Aon	57.6	18.2	42.1	12.1
Willis Group (1)	46.0	14.6	82.8	23.9
Other brokers	64.7	20.5	44.7	12.8

Total brokers	315.6	100.0%	347.0	100.0%

Direct (no broker)	17.6		19.6

Total	$333.2		$366.6

(1)	Includes QQS gross premiums written.

9. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various companies and geographies. The Company did not have an aggregate investment in a single entity, other than the U.S government, in excess of 10% of the Company’s shareholders’ equity at March 31, 2004 or 2003. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

The Company also underwrites a significant amount of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company.

Litigation

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at March 31, 2004 or 2003.

Premises Commitment

Montpelier Re entered into a Memorandum of Intent and Understanding (“MIU”) on December 17, 2003 to develop a construction project (the “Project”) to build a commercial building with a mixture of office, residential and retail use. Montpelier Re anticipates that it will finalize the Construction Loan Agreement and Agreement for Lease during 2004 and obtain consent to hold 20% of the shares of the company which will undertake the Project and own the building. Under the MIU, the terms of the Construction Loan will provide that Montpelier Re loans $19.0 million to the landlord for the costs of the Project during the period of construction, commencing upon finalization of all agreements. Subsequent to the Project’s completion, which is estimated to be thirty months from the commencement of construction, Montpelier Re expects to enter into a 22 year long-term lease for the major portion of the Project. Montpelier Re will be required to pay rent in the amount of $300 per annum upon finalization of all agreements and thereafter during the construction period. Upon finalization of the Project and occupation of the building, Montpelier Re will be required to pay rent in the amount of $400 per annum. Although construction commenced during the first quarter of 2004, as at March 31, 2004, no amounts were due or payable by Montpelier Re.

Investment Commitment

In March 2004 the Company committed to invest an aggregate of $20.0 million as part of an investor group that will acquire the life and investments business of Safeco Corporation for $1.35 billion, subject to adjustments. The transaction is expected to fund and close during the third quarter of 2004 and is subject to regulatory approvals and other customary closing conditions.

10. Statutory Requirements

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the three months ended March 31, 2004 and 2003, Montpelier Re satisfied these requirements.

The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for the periods ended March 31, 2004 and 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2004 and 2003 and financial condition as at March 31, 2004. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item I of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those described in Part II Item 5 of this report, and therefore undue reliance should not be placed on them.

Outlook

The lack of large claims activity on “short-tail” lines of business in the last two and one half years has manifested itself in increased confidence in underwriting conditions for the market as a whole. Consequently, we are seeing increased competition and some reductions in rate levels. We expect these trends to continue through 2004. However, overall rates remain at healthy levels. We believe that rates will continue to remain reasonably stable for the “short-tail” insurance and reinsurance products we write due to: (1) changes in natural peril vendor models which are creating additional demand for catastrophe reinsurance coverage in target zones for clients using such models; (2) the continued significant reserve strengthening in other insurance and reinsurance companies mainly related to asbestos and environmental legacy issues but also now on the casualty underwriting conducted between 1997 and 2000; and (3) rating agency downgrades of competitors.

In market loss terms, 2003 was an active year for catastrophes, especially in North America where there was a significant frequency of tornado, hurricane, and brushfire events in the market loss range of $1 billion to $2.5 billion. However, since our portfolio of business generally attaches in the middle and higher layers of programmes, our largest loss from such events in 2003 was $10 million. We anticipate that we may be impacted in future periods by a higher frequency of large natural catastrophic events than those experienced in 2003 and during the first quarter of 2004. Such events could have a material adverse impact on our financial condition and results of operations.

Despite no QQS business being renewed in 2004, we anticipate that our volume of business may modestly increase in 2004 over that of 2003 based on our experience during the first quarter of 2004. We believe our gross premiums written increases in 2004 will result from the following factors:

•	A continued increase in general new business and the number of programs written due to strengthening capital and ratings and increased market recognition;

•	An increase in written lines on existing business, and an improved signing percentage on many classes;

•	Planned growth in our long-tail casualty account which is expected to represent approximately 10% of gross premiums written in 2004; and

•	Changes in natural peril vendor models leading to cedants purchasing larger limits on programs.

“Long-tail” casualty reinsurance business for the classes we underwrite, which include medical malpractice, errors and omissions, clash catastrophe, general liability, and casualty retrocession protection, continues to show strong improvement in rates and terms and conditions coupled with the rate increases on the underlying subject insurance business.

Results of Operations

For the Three Months Ended March 31, 2004 and 2003

The $5.2 million increase in net income for the three months ended March 31, 2004 compared to the same period in 2003 was primarily the result of the following factors:

•	An increase in net premiums earned;

•	An increase in net investment income as a result of our higher investment portfolio balance;

•	A reduction in acquisition costs as the proportion of QQS business earned diminishes;

•	Offset by a modestly lower loss ratio caused by continued favorable loss experience during the first quarter combined with favorable development of net losses related to prior years;

•	Partially offset by an increase in general and administrative expenses due to increased staffing costs and performance unit plan expense.

The following table summarizes our book values per common share as at the periods indicated:

	As at March 31, 2004	As at March 31, 2003
Book value per share (1)	$27.90	$21.40
Fully converted book value per share (2)	$26.44	$20.81

(1)	Based on total shareholders’ equity divided by basic shares outstanding.
(2)	Fully converted book value per share is a non-GAAP measure, based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants of $167.3 million, divided by the sum of shares, options and warrants outstanding (assuming their exercise) of 73,261,757 shares at March 31, 2004 and 2003. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.

We ended the quarter with a fully converted book value per share (as defined above) of $26.44, an increase of $5.63 as compared to the same period ended in 2003. This increase of 27.1% resulted from premium rate levels continuing to remain at relatively stable healthy levels across the major classes that we specialize in, together with a relatively low level of catastrophes affecting our portfolio during the twelve months. On April 15, 2004 we also paid our second dividend of $0.34 per share to shareholders of record at March 31, 2004, which resulted in a total return to shareholders, (as defined below) of $1.86 or 7.5% (1) for the quarter ended March 31, 2004. We also benefited from a positive total return of approximately 1.8% on our investment portfolio for the quarter ended March 31, 2004 as compared to a total return for the quarter ended March 31, 2003 of 1.0%.

(1) Total return to shareholders is a non-GAAP measure. It is the percentage increase in fully converted book value per share (described above) plus dividends accrued. It is calculated as the March 31, 2004 fully converted book value per share of $26.44 plus the accrued dividend of $0.34, less the fully converted book value per share at December 31, 2003 of $24.92, with the result then being divided by $24.92. Management believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.

Management believes that fully converted book value per share and total return to shareholders are measurements which are important to investors and other interested parties, and that these persons benefit from having a consistent basis for comparison with other companies within the industry. However, these measures may not be comparable to similarly titled measures used by companies either inside or outside of the insurance industry.

The following table summarizes our consolidated financial results for the periods indicated ($ in millions):

	Three Months Ended March 31,
	2004	2003
Net premiums earned	$190.8	$184.7
Net investment income	15.3	11.7
Net realized gains on investments	1.7	4.7
Net foreign exchange gains	1.0	1.3
Loss and loss adjustment expenses	(46.2)	(47.7)
Acquisition costs	(35.7)	(41.0)
General and administrative expenses	(13.7)	(8.9)
Interest expense	(4.2)	(1.0)

Net income	$109.0	$103.8

Basic earnings per common share	$1.72	$1.64

Diluted earnings per common share	$1.59	$1.56

Gross Premiums Written

Details of gross premiums written by line of business are provided below ($ in millions):

Gross Premiums Written by Line

	Three Months Ended March 31,
	2004		2003
Property Specialty	$88.1	26.5%	$90.6	24.7%
Property Catastrophe	174.7	52.4	150.8	41.1
Other Specialty	69.1	20.7	48.8	13.3
Qualifying Quota Share (1)	1.3	0.4	76.4	20.9

Total	$333.2	100.0%	$366.6	100.0%

(1)	Not renewed in 2004.

The decrease in gross premiums written during the quarter ended March 31, 2004, as compared to the same period in 2003 was due to a combination of two factors. Firstly, as expected, we have not written QQS business in the 2004 underwriting year and as a result, the gross premium written for this category has decreased substantially as compared to the same period in 2003. The QQS premium written in 2004 relates to the 2003 underwriting year.

Secondly, gross premiums written related to the Property Specialty category have decreased marginally from the same period in 2003. Absent a $12.0 million adjustment premium recorded during the first quarter of 2004, gross premiums written would have increased by approximately 10% from the same period last year. This increase is due to improved signings on renewals as well as increased access to more original programs than in the prior year.

Partially offsetting the decreases described above, both the Property Catastrophe and Other Specialty categories have shown increased gross premiums written in 2004 as compared to the same period in 2003 due to increased market penetration resulting mainly from our ability to capitalize on market opportunities due to the developing reputation of our underwriting and risk management skills. During the quarter we have continued to experience stable healthy premium rate levels across the major classes of business in which we specialize. In addition, there continues to be increases in our written line sizes and in our average signing percentages during the first quarter of 2004.

As expected, the proportion of Property Catastrophe gross premiums written as a percentage of total gross premiums written is substantially higher than the Property Specialty class during the first quarter of 2004 because a proportionally higher volume of Property Catastrophe business is traditionally written in the first quarter. Other lines of business, including Property Specialty, are written throughout the year, with the least amount of premiums being written during the fourth quarter. We expect that by the end of the year the Property Specialty category will account for the largest portion of gross premiums written.

Included in the Other Specialty category is a small but growing level of casualty business. As previously stated, we expect to write a larger amount of casualty reinsurance in 2004 versus 2003 due to improving terms and conditions of casualty reinsurance contracts. At March 31, 2004 and 2003, casualty accounted for approximately 6.5% and less than 1% of our gross premiums written, respectively, and we estimate that they will account for approximately 10% of our gross premiums written by the end of 2004. Our casualty portfolio includes quota share of UK Employer’s Liability, U.S. medical malpractice excess of loss programs, some specialized errors and omission programs, trucking excess of loss business, casualty and clash protection of general liability, and whole account casualty programs. The Other Specialty category is expected to experience the most growth during 2004, primarily from an increase in casualty writings, although this growth is expected to be less than the growth seen from 2002 to 2003.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended March 31, 2004 and 2003 were $35.9 million and $34.3 million, respectively. In 2003 the majority of reinsurance premiums ceded related to QQS business as opposed to the three months ended March 31, 2004, where the majority of reinsurance premiums ceded related to retrocessional protection purchased on our own account and inuring reinsurance as part of our reinsurance arrangements with Aspen Reinsurance Holdings Ltd. As we have not written any QQS business in the 2004 underwriting year, we do not expect to record a material amount of QQS reinsurance premiums ceded in 2004 related to this business. In 2004 we will continue our limited reinsurance purchasing policy protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings. For the whole of 2004 we expect that reinsurance premiums ceded may rise modestly as compared to 2003 but are expected to be less than 10% of gross premiums written.

Net Premiums Earned

Net premiums earned for the three months ended March 31, 2004 and 2003 were $190.8 million and $184.7 million, respectively. Approximately 65.8% and 67.8% of net premiums earned during the quarter ended March 31, 2004 and 2003, respectively, relates to prior underwriting years and the remainder to business written in the respective underwriting year.

Gross premiums written for the majority of our lines of business has increased during the first quarter of 2004 over 2003 and is expected to continue to gradually increase during the remainder of 2004. This increase results in a gross earned premium to written premium ratio of 61.3% for the three months ended March 31, 2004, compared to 52.3% for the same period in 2003. In addition, we continue to write a minority of our business on a risks attaching basis, for which premiums are generally earned over a longer period. We expect the earned premium to written premium ratio in 2004 to continue to rise modestly from 2003 as the growth rate of gross premiums written slows.

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

For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Loss ratio	24.2%	25.8%
Expense ratio	25.9%	27.0%

Combined ratio	50.1%	52.8%

Loss and loss adjustment expenses was $46.2 million and $47.7 million for the three months ended March 31, 2004 and 2003, respectively. Reinsurance recoveries of $(0.5) million and $(0.3) million were netted against loss and loss adjustment expenses for the three months ended March 31, 2004 and 2003, respectively. Based on additional information received from the QQS syndicates during the quarters indicating a lower level of ultimate loss ratio projections, we reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates for both the 2002 and 2003 underwriting years, which has resulted in the negative reinsurance recovery amount for each quarter. We paid net losses of $19.1 million and $10.1 million for the three months ended March 31, 2004 and 2003, respectively.

The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios Three Months Ended March 31,
	2004 (1)	2003(2)
Property Specialty	24.5%	33.0%
Property Catastrophe	5.4	(4.0)
Other Specialty	52.7	40.0
Qualifying Quota Share	50.2	60.0

Overall Ratio	24.2%	25.8%

(1)	The overall gross loss ratio for the three months ended March 31, 2004 was 22.4%.
(2)	The overall gross loss ratio for the three months ended March 31, 2003 was 24.7%.

No major catastrophic events impacted our Property Catastrophe book in the first quarter of 2004. In addition, the reported losses for the October 2003 California wildfires decreased by approximately $0.4 million during the first quarter of 2004. The combination of these factors produced a loss ratio of only 5.4% for Property Catastrophe for the first quarter 2004. The negative loss ratio for the Property Catastrophe category in the first quarter of 2003 resulted from reductions in estimates of losses incurred in 2002, combined with the fact that we were not materially affected by any catastrophes during the quarter. Low levels of reported losses during the first quarter of 2004 have also led to relatively low loss ratios for the Property Specialty and Other Specialty classes. The Property Specialty loss ratio is lower in 2004 than in 2003 due to the continued reductions in the ultimate loss estimates for the 2002 and 2003 years. The Other Specialty class continues to experience very low levels of reported losses. The 2004 loss ratio is higher than in the first quarter of 2003 primarily due to a slightly higher percentage of longer-tail casualty business included in the Other Specialty category as compared to last year. As our business continues to develop, we will continue to supplement industry information with our own actual loss experience. The Qualifying Quota Share loss ratio this quarter is lower than the loss ratio for first quarter of 2003 as the QQS syndicates have lowered their ultimate loss ratio projections for both the 2002 and the 2003 underwriting years. All of these factors have resulted in the overall net loss ratio of 24.2% for the three months ended March 31, 2004, compared to the overall net loss ratio for the three months ended March 31, 2003 of 25.8%.

The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business between December 31, 2003 and March 31, 2004 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

	Gross Reserves at December 31, 2003	Change in Prior Year Estimate During the Three Months Ended March 31, 2004	Paid Losses During the Three Months Ended March 31, 2004	Estimated Ultimate Losses for the 2004 Year at March 31, 2004	Gross Reserves at March 31, 2004
Property Specialty	$98.8	$(15.1)	$(8.4)	$30.2	$105.5
Property Catastrophe	40.0	(3.6)	(1.5)	7.8	42.7
Other Specialty	42.9	(4.1)	(2.7)	22.2	58.3
Qualifying Quota Share	68.1	(1.0)	(6.6)	9.3	69.8

Total	$249.8	$(23.8)	$(19.2)	$69.5	$276.3

Net Loss and Loss Adjustment Expense Reserves

	Net Reserves at December 31, 2003	Change in Prior Year Estimate During the Three Months Ended March 31, 2004	Paid Losses During the Three Months Ended March 31, 2004	Estimated Ultimate Losses for the 2004 Year at March 31, 2004	Net Reserves at March 31, 2004
Property Specialty	$98.8	$(15.1)	$(8.4)	$30.2	$105.5
Property Catastrophe	40.0	(3.6)	(1.5)	7.8	42.7
Other Specialty	42.9	(4.1)	(2.7)	22.2	58.3
Qualifying Quota Share	60.4	(0.5)	(6.5)	9.3	62.7

Total	$242.1	$(23.3)	$(19.1)	$69.5	$269.2

The first quarter of 2004 and 2003 included approximately $23.3 million and $18.3 million, respectively, of favorable development of net losses from prior years. This favorable prior year development for the quarters ended March 31, 2004 and 2003 benefited the net loss ratio in the quarter by approximately 12.2% and 10.0%, respectively.

The favorable development during the three months ended March 31, 2004 of losses incurred during 2003 and 2002 primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for prior years decreased by $15.1 million during the quarter. The majority of the decrease was due to the fact that reported losses for this category continue to be lower than expected based on our development patterns. The low reported losses for the current quarter, combined with the increasing weight placed on our actual experience as the prior years mature, has led to the reduction in ultimate losses for the quarter in this category.

•	In the Property Catastrophe category, our estimate of net losses for prior years decreased by $3.6 million during the quarter. The decrease was a result of claim development on prior events being less than expected based on our loss development patterns.

•	There continues to be very few reported claims in our Other Specialty category, and the development of the reported losses in the quarter was much less than expected. The low level of loss development, combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction in ultimate losses of $4.1 million for prior years.

•	In the QQS category, during the three months ended March 31, 2004 based on additional information provided by ceding companies, we reduced our expected gross loss ratio for prior years, which resulted in a reduction of $1.0 million in estimated gross ultimate loss and loss adjustment expenses for the quarter. The reduction was due to downward revisions in the loss ratio projections provided by the syndicates. Offsetting some of the change in gross losses however, was a reduction in our estimated recovery ratio on reinsurance purchased by the QQS syndicates. The combined effect of these adjustments was a $0.5 million decrease in net losses related to prior years.

Other than the matters described above, we did not make any significant changes in the assumptions used in our loss reserving process during the three months ended March 31, 2004. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

At March 31, 2004 we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Critical Accounting Policy later in this section.

Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2004 and 2003 was $276.3 million and $ 183.6 million, respectively.

Management has determined that the best estimate for net loss and loss adjustment expense reserves at March 31, 2004 and 2003 was $269.2 million and $167.3 million, respectively.

The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross loss and loss adjustment expense reserves as at March 31, 2004

	Low End of the Range	Selected	High End of the Range
Property Specialty	$84.4	$105.5	$126.6
Property Catastrophe	36.3	42.7	49.1
Other Specialty	46.6	58.3	70.0
Qualifying Quota Share	62.8	69.8	76.8

Total		$276.3

Net loss and loss adjustment expense reserves as at March 31, 2004

	Low End of the Range	Selected	High End of the Range
Property Specialty	$84.4	$105.5	$126.6
Property Catastrophe	36.3	42.7	49.1
Other Specialty	46.6	58.3	70.0
Qualifying Quota Share	56.4	62.7	69.0

Total		$269.2

A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. It is conceivable that in view of the high attachment points of most of our business that there could be no increase in the reserve for losses already incurred at March 31, 2004, and in addition that there may be no further losses reported. Therefore, the IBNR element of the above reserve ranges could turn out to be minimal. By contrast, a minimal amount of new loss advices could cause our ultimate incurred losses to significantly exceed the high end of the reserve ranges. Additionally, the reporting lag associated with our proportional business, including the QQS contracts, further increases the uncertainty of our ultimate loss estimates.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gain in the first quarter of 2004 is primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

Underwriting expenses consist of acquisition costs (including profit commission) and general and administrative expenses. Acquisition costs and general and administrative expenses were $49.4 million and $49.9 million for the three months ended March 31, 2004 and 2003, respectively, representing expense ratios of 25.9% and 27.0%, respectively. General and administrative expenses are comprised of fixed expenses which include salaries and benefits, stock options and office and risk management expenses, and variable expenses which include costs related to our performance unit plan and bonuses. Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums.

Profit commission expensed was $4.2 million and $5.0 million for the three months ended March 31, 2004 and 2003, respectively. The accrual for profit commission has remained fairly consistent as a result of continued favorable loss experience. The expense ratio for the three months ended March 31, 2004 and 2003 would have been 23.7% and 24.2%, respectively, excluding the effect of profit commission.

For the three months ended March 31, 2004 and 2003, acquisition costs incurred were $35.7 million and $41.0 million, respectively, which were principally due to brokerage commissions on our insurance and reinsurance contracts of $22.2 million and $24.6 million respectively, as well as commissions paid to ceding insurers and other costs of $13.5 million and $16.4 million, respectively.

Acquisition costs, excluding reinsurance and profit commission as a percentage of premiums earned, were 15.4% and 18.8% for the three months ended March 31, 2004 and 2003, respectively. The 2004 ratio is lower than the 2003 ratio as a result of the significantly lower proportion of QQS business earned which traditionally has higher acquisition costs. We anticipate that the acquisition cost ratio, excluding profit commissions, will decline slightly during the remainder of 2004 based on the estimated mix of gross premiums written and estimated loss experience.

General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months Ended March 31,
	2004	2003
Fixed expenses, excluding stock options	$8.2	$5.9
Current and Deferred Incentive Compensation	4.9	2.0
Fair value of stock options expense	0.6	1.0

Total General and Administrative expenses	$13.7	$8.9

The increase in general and administrative expenses between the first quarter of 2004 and the first quarter of 2003 partially relates to an increase in fixed expenses consisting of increased employment costs, premises and office expenses due to the occupation of additional office space, consistent with the increase in staff numbers. We may be required to employ additional resources and occupy additional office space as our business grows. We also incurred fixed expenses during the first quarter of 2004 related to the two secondary offerings of approximately $1.0 million.

For the three months ended March 31, 2004, the performance unit plan expense included in current and deferred incentive compensation was higher than the same period in 2003 as a result of a combination of factors. The factors that affect the calculation of the expense consist of an increase in the harvest ratio used in calculating the expense for the 2002-2004 period, as well as an increase in our share price from March 31, 2003 to March 31, 2004. In addition, the 2004 period includes an additional accrual for the 2004-2006 performance period. As our results evolve, we may need to increase or decrease our harvest ratio used in the expense calculation which could either reduce or increase the PUP expense.

Net Investment Income

Net investment income for the three months ended March 31, 2004 and 2003 was $15.3 million and $11.7 million, respectively. Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $4.0 million and $2.7 million, respectively, and investment management and custodian fees of $0.4 million and $0.7 million, respectively, for the three months ended March 31, 2004 and 2003. Investment management fees are paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged were consistent with those that would have been charged by a non-related party. The investment management and custodian fees have decreased as compared to the same period last year as the investment management fee structure has been revised, resulting in a lower expense for our current portfolio mix. The fees could increase during the remainder of 2004 as our mix of investments changes.

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

Based on the weighted average monthly investments held, and including net unrealized gains (losses) of $25.9 million and $(0.8) million for the three months ended March 31, 2004 and 2003, respectively, the total investment return was 1.77.%, and 1.02%, respectively. Net unrealized gains at March 31, 2004 included $9.1 million related to our investment in Aspen Insurance Holdings Ltd. In 2004, as expected, our investment income has increased as a result of our larger capital base, driven by positive cash flow consistent with the low level of paid claims, offset somewhat by lower interest rates.

We did not experience any other than temporary impairment charges relating to our portfolio of investments for the three months ended March 31, 2004 and 2003.

Interest Expense

	Three Months Ended March 31,
	2004	2003
Fees — letter of credit facilities	$0.4	$—
Interest — Senior Notes	3.8	—
Interest — term loan and revolving facilities	—	1.0

Total Interest Expense	$4.2	$1.0

Fees for the letter of credit facilities relates to the Letters of Credit that we have in place with Fleet Bank and Barclay’s Bank as detailed in the Capital Resources section.

We paid interest expense for the three months ended March 31, 2004 of $8.1 million which related to the Senior Notes. We paid interest expense for the three months ended March 31, 2003 of $1.0 million related to the term-loan facility and revolving loan facility only and incurred interest expense during this period at an average rate of 2.59%.

Net Realized Gains (Losses) on Investments

Net realized gains (losses) on investments for the three months ended March 31, 2004 and 2003 were $1.7 million and $4.7 million, respectively, which were due to net gains (losses) realized from the sale of fixed maturity and equity investments.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 was $134.9 million and $103.0 million respectively, which includes the $109.0 million and $103.8 million of net income described above, and $25.9 million and $(0.8) million, respectively, of net change in unrealized gains (losses) on investments and currency translation adjustments.

Financial Condition and Liquidity

We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. We have initiated a regular dividend program of $0.34 per share per quarter and declared a dividend to shareholders of record at March 31, 2004. We expect to continue the payment of dividends in future but we cannot assure you that such payments will continue. Any determination to pay any future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

Capital Resources

Our shareholders’ equity at March 31, 2004 was $1,770.0 million, of which $558.5 million was retained earnings. The Company’s capital base has grown since December 31, 2003 primarily as a result of an increase in net premiums earned and the low level of losses incurred. Our contractual obligations and commitments have not changed significantly since December 31, 2003.

On August 4, 2003, we issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of $99.517. The net proceeds were used to repay a term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere.

We may issue additional debt or equity as circumstances warrant. In this regard, on February 12, 2004 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $500.0 million of debt, trust preferred and/or equity securities. The registration statement has been declared effective and should provide us with significant flexibility with respect to our access to the public capital markets. Also included in the registration statement were 31,665,460 common shares which may be offered for sale by our shareholders, and from the sale of which we will receive no proceeds. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.

Under the Form S-3 discussed above, on March 17, 2004, and April 6, 2004, different shareholders of the Company completed two secondary offerings of 4,785,540 and 4,000,000 common shares, respectively. Certain original investors sold an average of 25.0% and 31.8% of their holdings, respectively. The secondary offerings did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offerings but was required to pay offering expenses of approximately $0.5 million for each secondary offering, which are included in general and administrative expenses for the three months ended March 31, 2004.

Montpelier Re entered into a Memorandum of Intent and Understanding (“MIU”) on December 17, 2003 to develop a construction project (the “Project”) to build a commercial building with a mixture of office, residential and retail use. Montpelier Re anticipates that it will finalize the Construction Loan Agreement and Agreement for Lease during 2004 and obtain consent to hold 20% of the shares of the company which will undertake the Project and own the building. Under the MIU, the terms of the Construction Loan will provide that Montpelier Re loans $19.0 million to the landlord for the costs of the Project during the period of construction commencing upon finalization of all agreements. Subsequent to the Project’s completion, which is estimated to be thirty months from the commencement of construction, Montpelier Re expects to enter into a 22 year long-term lease for the major portion of the Project. Montpelier Re will be required to pay rent in the amount of $300,000 per annum upon finalization of all agreements and thereafter during the construction period. Upon finalization of the Project and occupation of the building, Montpelier Re will be required to pay rent in the amount of $400,000 per annum. Although construction commenced during the first quarter of 2004, as at March 31, 2004, no amounts were due or payable by Montpelier Re.

Our Chairman, President and Chief Executive Officer has adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of selling limited amounts of our common shares owned by him. Pursuant to this plan, 50,000 options were exercised during the quarter at the exercise price of $16.67, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $833,000. The plan will cover the possible exercise of 600,000 options and share sales over a 12 month period subject to market conditions and terms of the plan.

Credit Facilities ($ in thousands)

	Credit Line	Usage	Expiry Date	Purpose
Letters of Credit Facilities:
2 facilities – Total	$450,000	$262,285	June 2004	Required security for reinsureds

In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit. Letters of credit are issued by a bank at the request of the Company. In order for Montpelier Re to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective June 20, 2003, Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. Simultaneously, the previously existing Pledge Agreement discussed below was superseded by the Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility were issued under the new facility agreement. Letters of credit issued under this facility at March 31, 2004 were $262.3 million and are secured by cash and investments of approximately $288.5 million. We expect to renew this facility at expiration. Upon renewal, we expect this letter of credit facility to be sufficient to support Montpelier Re’s estimated obligations for the next 12 months.

The Company previously made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. Letters of credit outstanding at March 31, 2003 under the Barclay’s facility were approximately $20.8 million and were secured by cash and investments of approximately $22.9 million. This facility was cancelled on January 31, 2004.

Previously Montpelier Re had arrangements with Fleet National Bank for the provision of a standby letter of credit in a form acceptable to Lloyd’s in an amount of up to $250.0 million which was superseded by the Letter of Credit Reimbursement and Pledge Agreement discussed above.

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the three months ended March 31, 2004 and 2003, Montpelier Re satisfied these requirements.

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

Investments

The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at March 31, 2004	As at December 31, 2003
Fixed maturities, available for sale, at fair value	$2,113,046	$1,976,165
Equity investments, available for sale, at fair value	40,468	37,564
Other investments	93,421	84,354
Cash and cash equivalents, at fair value	180,532	139,587

Total Invested Assets	$2,427,467	$2,237,670

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

The market value of our portfolio of fixed maturity investments comprises U.S. government and agency bonds (72.5%), investment grade corporate debt securities (20.9%) and mortgage-backed and asset-backed securities (6.6%). All of the fixed maturity investments currently held by us were publicly traded at March 31, 2004. Based on the weighted average monthly investments held, and including unrealized gains, our total return for the three months ended March 31, 2004 was 1.77%. This return was partially due to the unrealized gain on our investment in Aspen at March 31, 2004 of $9.1 million. The average duration of our invested asset portfolio was 2.1 years and the average rating of the portfolio was AA+ at March 31, 2004. If the right conditions arise in 2004, we may deploy a further limited amount of capital to strategic investments or investment classes other than fixed income.

In March 2004, we committed to invest an aggregate of $20.0 million as part of an investor group that will acquire the life and investments business of Safeco Corporation for $1.35 billion, subject to adjustments. The transaction is expected to fund and close during the third quarter of 2004 and is subject to regulatory approvals and other customary closing conditions.

Loss and Loss Adjustment Expense Reserves

As described in the Summary of Critical Accounting Policies later in this section, for most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for IBNR. Net loss and loss adjustment expense reserves at March 31, 2004 was $269.2 million.

Significant assumptions are required to be made when establishing loss reserves. For additional information concerning loss and loss adjustment expenses see the Summary of Critical Accounting Policies section later in this section.

Cash Flows

In the three months ended March 31, 2004, we generated an operating net cash inflow of $155.5 million, primarily relating to premiums net of acquisition costs received by Montpelier Re. We paid losses of $19.1 million during the three months ended March 31, 2004. We invested a net amount of $88.9 million during the three months ended March 31, 2004, and had a cash balance of $180.5 million at March 31, 2004. The increase in liquidity has resulted from premiums received and a low level of paid claims as this has been a quarter with a relatively low level of catastrophes combined with the net cash received.

Our liquidity depends on operating, investing and financing cash flows as described below.

Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments.

Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and future authorized share repurchases. In the first quarter of 2004 we have purchased reinsurance protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings. For the whole of 2004 we expect that our purchase of reinsurance may rise modestly as compared to 2003 but is expected to be less than 10% of gross premiums written.

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

The estimated fair value of fixed maturity, equity, other investments and our cash and cash equivalents balance was $2,427.5 million as of March 31, 2004, compared to $2,237.7 million at December 31, 2003. The primary cause of this increase was the receipt of $166.5 million in premiums net of acquisition costs, net investment income of $15.3 million and the increase in net unrealized gains on investments of $25.9 million during the quarter.

For the period from inception until March 31, 2004, we have had sufficient cash flow from operations to meet our liquidity requirements. We have generated cash flows from operations in 2003 and 2002 significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance we will consider using such capital to invest in new opportunities.

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

Other significant accounting policies that we use to prepare our consolidated financial statements are included in Note 2 to the December 31, 2003 Consolidated Financial Statements included in the Company’s filing on Form 10-K.

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

Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2004 was $276.3 million. Management’s best estimate of a range of likely outcomes around this estimate is between $230.1 million and $322.5 million.

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

We write both excess of loss and pro-rata contracts. For the majority of excess of loss contracts, the deposit premium is defined in the contract wording and this is the amount we record as written premium in the period the underlying risks incept, therefore no management judgment is necessary. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period they are determined.

On pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract, premiums assumed are estimated to ultimate levels based on information provided by the ceding companies. An estimate of premium is recorded in the period in which the underlying risks incept. When the actual premium is reported by the ceding company, which may be reported on a quarterly or six month lag, it may be significantly higher or lower than the estimate. Adjustments arising from the reporting of actual premium by the ceding companies are recorded in the period in which they are determined. Estimates of premium are based on information available, including previously reported premium and underlying economic conditions. Premiums on pro-rata contracts are earned over the risk periods of the related reinsurance contracts.

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

A total of 936,000 performance units were authorized under the PUP at March 31, 2004 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply). At March 31, 2004, 936,000 performance units were issued covering the three performance periods, 2002-2004, 2003-2005 and 2004-2006.

For the 2002-2004 cycle, the performance target for a 100% harvest of value of the units granted is an average combined ratio of 70% for the financial years 2002, 2003, and 2004. The target for a maximum harvest of 200% of the value of the units granted is a combined ratio of 50% or less. A combined ratio of 95% or more will result in a harvest of nil. Straight line interpolation is used between these points. To date we have experienced a better than 70% combined ratio for this three-year performance period. Taking into account our results to date as well as the estimated combined ratio for the remainder of the 2004 period, we have adjusted the harvest ratio for this performance period from 137.5% at December 31, 2003 to 150% at March 31, 2004. This resulted in an increase in the PUP liability and expense during the first quarter of 2004.

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

Depending on our results in the remainder of 2004, the harvest ratio may either be increased or decreased for the 2002-2004 or 2003-2005 performance cycles which would affect the PUP liability and expense in 2004. Final determination of actual performance and amount of payment is at the sole discretion of the Committee.

We accrue the projected value of these units and expense the value in the income statement over the course of each three-year performance period. The accrual is based on the number of units granted, the share price at the end of the respective fiscal period end, and an assumption of a 100% harvest ratio, unless otherwise adjusted as discussed above. At the end of the sixth quarter, and every subsequent quarter, we reassess the projected results for each three year performance period and adjust the accrued PUP liability as necessary. We recalculate the liability under the PUP as our financial results evolve and the share price changes, and reflect such adjustments in the income statement in the period in which they are determined. This may result in an adjustment to the harvest rate used in the liability calculation which may increase or decrease the amount of liability and expense recorded during the period. Assuming the share price at March 31, 2004 remained constant, if the harvest ratio for the 2002-2004 performance period had been 125% or 175% at March 31, 2004, respectively, the PUP expense would have decreased or increased by approximately $1.8 million. Assuming the share price at March 31, 2004 remained constant, if the harvest ratio for the 2003-2005 performance period had been 75% or 125.0% at March 31, 2004, respectively, the PUP expense would have decreased or increased by approximately $1.3 million. For the 2004-2006 performance period, assuming the share price at March 31, 2004 remained constant, if the harvest ratio had been 75% or 125% at March 31, 2004, the PUP expense would have decreased or increased by approximately $0.3 million.

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

As at March 31, 2004, the impact on our portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of about 2.0% or approximately $43 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.0% or approximately $43 million.

As at March 31, 2004, we held $139.5 million, or 6.6% of our total invested assets in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

Foreign Currency Risk. A significant portion of our business is insuring or reinsuring risks in currencies other than the U.S. dollar. Accordingly, we are exposed to fluctuations in the rates of these currencies. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At March 31, 2004 we do not have any outstanding forward foreign currency exchange contracts.

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

Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At March 31, 2004, all fixed maturity investments that we held were investment grade.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Section 13a-l5 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the first quarter of the fiscal year covered by this report.

Item 5. Other Information

Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995.

This Form 10-Q contains, and Montpelier Re Holdings Ltd. (the “Company”) may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward- looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results, future dividends or future repurchases to differ include, but are not necessarily limited to: market conditions affecting Montpelier’s common share price; our short operating and trading history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the estimates reported by syndicates under existing QQS contracts; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the impact of terrorist activities on the economy; competition in the reinsurance industry and rating agency policies and practices. The Company’s forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. These and other events that could cause actual results to differ are discussed in detail in “Risk Factors” contained in Item 1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(b) Reports on Form 8-K

(1) Current Report on Form 8-K filed on February 13, 2004, under Items 7, 9 and 12 thereof, relating to the Company’s financial results for the year ended December 31, 2003.

(2) Current Report on Form 8-K filed on February 27, 2004, under Items 5 and 7 thereof, relating to the appointment of Anthony Taylor as Chairman of the Board of Directors of the Company.

(3) Current Report on Form 8-K filed on March 15, 2004, under Items 5 and 7, thereof, relating to the filing of the Underwriting Agreement in connection with the public offering of 4,785,540 of its common shares.

(4) Current Report on Form 8-K filed on March 25, 2004, under Items 5 and 7, thereof, announcing changes to the Board of Directors.

(c) See (a) above

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

April 30, 2004	By:	/s/ ANTHONY TAYLOR
Date	Name:	Anthony Taylor
	Title:	Chairman, President and Chief Executive Officer

April 30, 2004	By:	/s/ NEIL MCCONACHIE
Date	Name:	Neil McConachie
	Title:	Treasurer and Chief Accounting Officer (chief accounting officer)