Form 10-Q
period 2004-06-30
MONTPELIER RE HOLDINGS LTD
filed 2004-08-03
CIK 1165880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(441) 296-5550

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of July 30, 2004, the Registrant had 62,378,732 common voting shares outstanding, with a par value of  1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	June 30, 2004	December 31, 2003

	(Unaudited)	(Audited)
ASSETS
Fixed maturities, at fair value (amortized cost: 2004 — $2,142,184; 2003 — $1,951,875)	$2,137,691	$1,976,165
Equity investments, at fair value (cost: 2004 — $32,356; 2003 — $31,811)	41,014	37,564

Total investments available for sale	2,178,705	2,013,729
Other investments	88,831	84,354

Total investments	2,267,536	2,098,083
Cash and cash equivalents, at fair value	181,846	139,587
Unearned premium ceded	45,860	9,910
Premiums receivable	331,572	207,901
Funds withheld	5,930	3,724
Deferred acquisition costs	76,595	59,817
Reinsurance recoverable	6,468	7,727
Accrued investment income	22,058	20,666
Other assets	5,818	5,174

Total Assets	$2,943,683	$2,552,589

LIABILITIES
Loss and loss adjustment expense reserves	309,800	249,791
Unearned premium	449,735	318,673
Reinsurance balances payable	81,329	24,935
Investment trades pending	34,147	376
Debt	248,903	248,843
Accounts payable, accrued expenses and other liabilities	31,834	28,224
Dividends payable	23,654	24,042

Total Liabilities	$1,179,402	$894,884

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at June 30, 2004; 62,251,232 shares (2003 — 63,392,597)	104	106
Additional paid-in capital	1,112,489	1,130,305
Accumulated other comprehensive income	32,343	53,731
Retained earnings	619,345	473,563

Total Shareholders’ Equity	1,764,281	1,657,705

Total Liabilities and Shareholders’ Equity	$2,943,683	$2,552,589

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of United States Dollars, except share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Unaudited)
REVENUES
Gross premiums written	$210,418	$194,082	$543,643	$560,645
Reinsurance premiums ceded	(28,218)	(7,388)	(64,073)	(41,655)

Net premiums written	182,200	186,694	479,570	518,990
Change in net unearned premiums	11,433	(12,303)	(95,113)	(159,944)

Net premiums earned	193,633	174,391	384,457	359,046
Net investment income	16,263	11,715	31,545	23,399
Net realized gains on investments	1,436	4,650	3,172	9,331
Net foreign exchange losses	(1,033)	(1,539)	(24)	(180)

Total revenues	210,299	189,217	419,150	391,596
EXPENSES
Loss and loss adjustment expenses	40,172	30,157	86,357	77,847
Acquisition costs	43,862	33,851	79,566	74,849
General and administrative expenses	14,816	11,016	28,527	19,686
Interest expense	4,441	1,716	8,611	2,895

Total expenses	103,291	76,740	203,061	175,277

Income before taxes	107,008	112,477	216,089	216,319
Income tax expense (recovery)	25	(2)	63	(1)

NET INCOME	$106,983	$112,479	$216,026	$216,320

COMPREHENSIVE INCOME
Net income	$106,983	$112,479	$216,026	$216,320
Other comprehensive income (loss)	(47,239)	4,224	(21,388)	3,358

Comprehensive income	$59,744	$116,703	$194,638	$219,678

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	63,078,809	63,392,597	63,244,036	63,392,597
Diluted	67,942,191	67,777,953	68,470,120	66,810,878
Basic earnings per common share	$1.70	$1.77	$3.42	$3.41

Diluted earnings per common share	$1.57	$1.66	$3.16	$3.24

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004 and 2003
(Expressed in thousands of United States Dollars)

	2004	2003

	(Unaudited)
Common voting shares
Balance — beginning of period	$106	$106
Repurchase of common shares	(2)	—

Balance — end of period	104	106

Additional paid-in-capital
Balance — beginning of period	1,130,305	1,126,435
Issue of common shares	2,042	—
Repurchase of common shares	(21,069)	(170)
Compensation recognized under stock option plan	1,211	2,126

Balance — end of period	1,112,489	1,128,391

Accumulated other comprehensive income
Balance — beginning of period	53,731	35,567
Net change in unrealized gains (losses) on investments	(21,401)	4,826
Net change in currency translation adjustments	13	8
Net change in unrealized loss on hedging transaction	—	(1,476)

Balance — end of period	32,343	38,925

Retained earnings
Balance — beginning of period	473,563	90,427
Net income	216,026	216,320
Repurchase of common shares	(22,532)	—
Dividends on common shares	(47,712)	—

Balance — end of period	619,345	306,747

Total Shareholders’ Equity	$1,764,281	$1,474,169

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Expressed in thousands of United States Dollars)

	2004	2003

	(Unaudited)
Cash flows provided by operating activities:
Net income	$216,026	$216,320
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/ (discount) on fixed maturities	7,900	6,827
Depreciation	939	405
Compensation recognized under stock option plan	1,211	2,126
Net realized gains on investments	(3,172)	(9,331)
Amortization of deferred financing costs	—	340
Accretion of Senior Notes	60	—
Net change in currency translation adjustments	13	8
Change in:
Unearned premium ceded	(35,950)	(29,942)
Premiums receivable	(123,671)	(184,465)
Funds withheld	(2,206)	18,839
Deferred acquisition costs	(16,778)	(31,372)
Reinsurance recoverable	1,259	4,439
Accrued investment income	(1,392)	(2,812)
Other assets	1,138	1,188
Loss and loss adjustment expense reserves	60,009	57,420
Unearned premium	131,062	194,604
Reinsurance balances payable	56,394	24,100
Accounts payable, accrued expenses and other liabilities	3,610	4,833

Net cash provided by operating activities	296,452	273,527

Cash flows used in investing activities:
Purchases of fixed maturities	(917,458)	(948,329)
Purchases of equity investments	(4,796)	(13,899)
Proceeds from sale and maturity of fixed maturities	755,194	738,063
Proceeds from sale of equity investments	5,249	—
Purchases of equipment	(2,723)	(246)

Net cash used in investing activities	(164,534)	(224,411)

Cash flows used in financing activities:
Issue of common shares	2,042	—
Repurchase of common shares	(43,601)	—
Direct equity offering expenses	—	(170)
Dividends paid	(48,100)	—

Net cash used in financing activities	(89,659)	(170)

Increase in cash and cash equivalents	42,259	48,946
Cash and cash equivalents — Beginning of period	139,587	162,925

Cash and cash equivalents — End of period	$181,846	$211,871

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars,
except share amounts or as where otherwise described)
(Unaudited)

1.	Basis of Presentation and Consolidation

      These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”). Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered Society with Restricted Liability, is the registered holder of certain types of securities, including United States equity securities, purchased as part of the overall Montpelier Re investment portfolio. On December 3, 2002, Montpelier Re established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company. Subsequent to June 30, 2004, on July 23, 2004, the Company incorporated a wholly-owned subsidiary, Montpelier Agency Ltd. (“MAL”), to provide insurance management services. MAL has not yet commenced operations.

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

      Acquisition costs are comprised of ceding commissions, brokerage, premium taxes and other expenses that relate directly to the writing of reinsurance contracts. Deferred acquisition costs are amortized over the terms of the related contracts and are limited to their estimated realizable value based on the related unearned premium, anticipated claims expenses and investment income. Acquisition costs also include profit commission.

3.	Reinsurance

      During the six months ended June 30, 2004 and 2003, the Company purchased retrocessional protection against large risk losses on the direct insurance and facultative book and against small to medium-size catastrophes on the Company’s overall property writings. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records its pro-rata share of amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

      Reinsurance recoverable includes the Company’s share of balances due from reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments are recorded in the period they are determined. The earned reinsurance premiums ceded were $28.1 million and $11.7 million for the six months ended June 30, 2004 and 2003, respectively. Total recoveries netted against loss and loss adjustment expenses was $(0.5) million and $(3.8) million for the six months ended June 30, 2004 and 2003, respectively.

      The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection. The Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. There are no such provisions recorded at June 30, 2004 or 2003.

4.	Debt and Financing Arrangements

Senior Notes

      On August 4, 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of 99.517% of their principal amount The net proceeds were used to repay the amount outstanding under the term loan facility (see below) with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intention of calling the Senior Notes. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company must adhere.

      The Company incurred interest expense on the Senior Notes for the six months ended June 30, 2004 of $7.7 million and paid interest of $8.1 million.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company incurred interest expense for the term loan facility for the six months ended June 30, 2003 of $1.8 million at an average annual interest rate of 2.33% and paid interest of $2.0 million.

Letter of Credit Facilities

      In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit issued by a bank at the request of the Company. In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004 the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. The facility also incorporates a $50.0 million revolving line of credit for general corporate purposes. This agreement replaces the Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank discussed below. Letters of credit issued under this facility at June 30, 2004 were $261.7 million and are secured by cash and investments of approximately $287.8 million. The agreement covering the Company’s letter of credit facility contains covenants that limit the Company’s ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. This agreement also requires the Company to maintain specific financial ratios. If the Company fails to comply with these covenants or meet these financial ratios, the lenders under the Company’s credit facility could declare a default and withdraw their support of the facility. For the six month period ended June 30, 2004, the Company was in compliance with all covenants.

      Effective June 20, 2003, the Company entered into a Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. This facility has been superseded by the agreement discussed above. Letters of credit outstanding under this facility in favor of Lloyd’s at June 30, 2003 were approximately $165.6 million, and were secured by investments of approximately $182.1 million. There were no letters of credit issued under this facility in relation to U.S. ceding companies as at June 30, 2003.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company previously made arrangements with Barclays Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. Letters of credit outstanding at June 30, 2003 under the Barclays facility were approximately $21.1 million and were secured by cash and investments of approximately $23.2 million. This facility was cancelled on January 31, 2004.

5.	Related Party Transactions

      As at June 30, 2004, two directors were employed by White Mountains Insurance Group, which beneficially owned 19.4% and 22.9% of the Company at June 30, 2004 and 2003, respectively.

      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average annualized fee of 0.09% and 0.17% for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the Company expensed investment management fees of approximately $1,009 and $1,367, respectively, and recorded an amount payable for these services of $650 and $1,380, respectively. The Chairman of the Company’s Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company.

      In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance Group during the six months ended June 30, 2004 and 2003. During each of the six months ended June 30, 2004 and 2003, $0.6 million and $1.2 million, respectively, was received in gross premiums related to these contracts.

6.	Shareholders’ Equity

      On March 17, 2004, and April 6, 2004, different shareholders of the Company completed two secondary offerings of 4,785,540 and 4,000,000 common shares, respectively. Certain original investors sold an average of 25.0% and 31.8% of their holdings, respectively. The secondary offerings did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offerings but was required to pay offering expenses of approximately $0.5 million for each secondary offering, which are included in general and administrative expenses for the six months ended June 30, 2004.

      On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months. On June 2, 2004, the Company repurchased 1,263,865 common shares at $34.50 per common share. The closing market price per common share on May 28, 2004 was $34.88. The purchase price totaled $43.6 million.

      The Company’s Chairman, President and Chief Executive Officer has adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares owned by him. Pursuant to this plan, 122,500 options were exercised during the six months ended June 30, 2004 at the exercise price of $16.67, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $2,042. Subsequent to June 30, 2004, an additional 127,500 options were exercised at the exercise price of $16.67. The plan covers the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,

	2004	2003

Basic earnings per common share:
Net income available to common shareholders	$106,983	$112,479
Weighted average common shares outstanding — Basic	63,078,809	63,392,597

Basic earnings per common share	$1.70	$1.77

Diluted earnings per common share:
Net income available to common shareholders	$106,983	$112,479
Weighted average common shares outstanding — Basic	63,078,809	63,392,597
Dilutive effect of warrants	3,780,365	3,590,734
Dilutive effect of share options	1,083,017	794,622

Weighted average common and common equivalent shares outstanding — Diluted	67,942,191	67,777,953

Diluted earnings per common and common equivalent share	$1.57	$1.66

Dividends per common share	$0.34	$—

	Six Months Ended June 30,

	2004	2003

Basic earnings per common share:
Net income available to common shareholders	$216,026	$216,320
Weighted average common shares outstanding — Basic	63,244,036	63,392,597

Basic earnings per common share	$3.42	$3.41

Diluted earnings per common share:
Net income available to common shareholders	$216,026	$216,320
Weighted average common shares outstanding — Basic	63,244,036	63,392,597
Dilutive effect of warrants	4,012,803	2,899,244
Dilutive effect of share options	1,213,281	519,037

Weighted average common and common equivalent shares outstanding — Diluted	68,470,120	66,810,878

Diluted earnings per common and common equivalent share	$3.16	$3.24

Dividends per common share	$0.68	$—

8.	Segment Reporting

      Management has determined that the Company operates in one segment only. The Company focuses on writing global property and casualty reinsurance and insurance products.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):

Gross Premiums Written by Line

	Three Months Ended June 30,

	2004		2003

Property Specialty	$96.2	45.7%	$71.5	36.9%
Property Catastrophe	65.7	31.2	89.5	46.1
Other Specialty	43.8	20.8	24.4	12.6
Qualifying Quota Share(1)	4.7	2.3	8.6	4.4

Total	$210.4	100.0%	$194.0	100.0%

Gross Premiums Written by Line

	Six Months Ended June 30,

	2004		2003

Property Specialty	$184.3	33.9%	$169.0	30.1%
Property Catastrophe	240.4	44.2	240.4	42.9
Other Specialty	112.9	20.8	73.2	13.1
Qualifying Quota Share(1)	6.0	1.1	78.0	13.9

Total	$543.6	100.0%	$560.6	100.0%

(1)	Not renewed in 2004.

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended June 30,

	2004		2003

USA and Canada	$108.5	51.6%	$107.1	55.2%
Worldwide(1)	45.9	21.8	15.1	7.8
Japan	24.0	11.4	26.1	13.5
United Kingdom and Ireland	13.0	6.2	2.8	1.4
Worldwide, excluding USA and Canada(2)	6.3	3.0	8.3	4.3
Western Europe, excluding the United Kingdom and Ireland	4.1	1.9	21.6	11.1
Others (1.5% or less)	8.6	4.1	13.0	6.7

Total	$210.4	100.0%	$194.0	100.0%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographic Area of Risks Insured

	Six Months Ended June 30,

	2004		2003

USA and Canada	$242.4	44.6%	$240.2	42.8%
Worldwide(1)	152.6	28.1	189.0	33.7
United Kingdom and Ireland	35.9	6.6	24.0	4.3
Western Europe, excluding the United Kingdom and Ireland	31.7	5.8	31.4	5.6
Japan	27.3	5.0	27.7	4.9
Worldwide, excluding USA and Canada(2)	23.8	4.4	20.5	3.7
Others (1.5% or less)	29.9	5.5	27.8	5.0

Total	$543.6	100.0%	$560.6	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe. No such contracts have been written in 2004.

      The following tables set forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

Gross Premiums Written by Broker

	Three Months Ended June 30,

	2004		2003

Aon	$62.4	32.4%	$38.2	22.3%
Marsh	41.4	21.5	62.7	36.6
Benfield(1)	36.4	18.9	35.4	20.7
Willis Group(1)	22.1	11.5	14.7	8.6
Other brokers	30.3	15.7	20.2	11.8

Total brokers	192.6	100.0%	171.2	100.0%

Direct (no broker)	17.8		22.8

Total	$210.4		$194.0

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Broker

	Six Months Ended June 30,

	2004		2003

Marsh	$126.2	24.8%	$138.6	26.7%
Aon	120.0	23.6	80.3	15.5
Benfield(1)	98.9	19.5	137.0	26.4
Willis Group(1)	68.1	13.4	97.5	18.8
Other brokers	95.0	18.7	64.9	12.6

Total brokers	508.2	100.0%	518.3	100.0%

Direct (no broker)	35.4		42.3

Total	$543.6		$560.6

(1)	Includes QQS gross premiums written.

9.	Commitments and Contingencies

Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies. The Company did not have an aggregate investment in a single entity, other than the U.S government, in excess of 10% of the Company’s shareholders’ equity at June 30, 2004 or 2003.

      The Company also underwrites a significant amount of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company.

Litigation

      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at June 30, 2004 or 2003.

Premises Commitment

      Montpelier Re entered into a Memorandum of Intent and Understanding (“MIU”) on December 17, 2003 to develop a construction project (the “Project”) to build a commercial building with a mixture of office, residential and retail use. At the time of entry into the MIU, Montpelier Re intended to finalize the related Construction Loan Agreement and Agreement for Lease during 2004 and obtain consent to hold 20% of the shares of the company which would undertake the Project and own the building. Under the MIU, the terms of the Construction Loan would provide that Montpelier Re loan $19.0 million to the landlord for the costs of the Project during the period of construction, commencing upon finalization of all agreements. Subsequent to the Project’s completion, which is estimated to be thirty months from the commencement of construction, Montpelier Re intended to enter into a 22 year long-term lease for the major portion of the Project, pursuant to which it would be required to pay rent in the amount of $300 per annum upon finalization of all agreements

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and thereafter during the construction period and $400 per annum upon finalization of the Project and occupation of the building. Construction commenced during the first quarter of 2004, and at June 30, 2004, no amounts were due or payable by Montpelier Re. During the second quarter of 2004, Montpelier Re initiated discussions with the prospective landlord regarding the possibility of converting the loan and lease arrangement contemplated by the MIU to a straight lease arrangement. These discussions are continuing, and no definitive agreement has been reached with respect to amending the MIU or entering into an alternative arrangement. The terms are subject to final approval by the Board of Directors.

Investment Commitment

      In March 2004 the Company committed to invest an aggregate of $20.0 million as part of an investor group that will acquire the life and investments business of Safeco Corporation for $1.35 billion, subject to adjustments. The Company funded the $20.0 million commitment on July 27, 2004. The transaction is expected to close during the third quarter of 2004 and is subject to regulatory approvals and other customary closing conditions.

10.	Statutory Requirements

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the six months ended June 30, 2004 and 2003, Montpelier Re satisfied these requirements.

      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for the six months ended June 30, 2004 and 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2004 and 2003 and financial condition as at June 30, 2004. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

      This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those described in Part II, Item 5 of this report, and therefore undue reliance should not be placed on them.

Outlook

      There has been a lack of major claims activity on “short-tail” lines of business during the first six months of 2004, continuing the trend experienced in 2002 and 2003. As a consequence of this lack of activity the market has become more competitive and we are seeing some reductions in rate levels and loosening of terms and conditions. We expect these trends to continue through 2004 but, unlike previous cycles, we believe that the market has become more disciplined in its underwriting approach which should mitigate the reduction in the trading environment. We expect that “short-tail” lines will comprise 90% or greater of our total gross premiums written in 2004.

      “Long-tail” casualty reinsurance business for the classes we underwrite which include medical malpractice, errors and omissions, clash catastrophe, general liability, casualty retrocession protection, and UK employers liability, continues to show improvement in rates and terms and conditions coupled with rate increases on the underlying subject insurance business.

      We anticipate that we may be impacted in future periods by a higher frequency of large natural catastrophic events than those experienced in 2003 and during the first six months of 2004. Such events could have a material adverse impact on our financial condition and results of operations.

Results of Operations

For the Three Months Ended June 30, 2004 and 2003

      The $5.5 million decrease in net income for the three months ended June 30, 2004 compared to the same period in 2003 was primarily the result of the following factors:

•	An increase in loss and loss adjustment expenses partially resulting from an increase in proportional and casualty business written which tend to experience higher loss ratios;

•	A greater level of reinsurance premiums ceded;

•	An increase in acquisition costs due to a change in the mix of business written; and

•	An increase in general and administrative expenses due to increased staffing costs and performance unit plan expense, combined with expenses resulting from two secondary offerings by shareholders.

      These factors were partially offset by:

•	An increase in net premiums earned;

•	An increase in net investment income as a result of our higher investment portfolio balance; and

•	Favorable development of net losses from prior years of approximately $34.3 million for the quarter, compared to the same period in 2003 of $14.2 million.

      The following table summarizes our consolidated financial results for the periods indicated ($ in millions):

	Three Months
	Ended June 30,

	2004	2003

Net premiums earned	$193.6	$174.3
Net investment income	16.2	11.7
Net realized gains on investments	1.5	4.6
Net foreign exchange losses	(1.0)	(1.5)
Loss and loss adjustment expenses	(40.2)	(30.1)
Acquisition costs	(43.9)	(33.8)
General and administrative expenses	(14.8)	(11.0)
Interest expense	(4.4)	(1.7)

Net income	$107.0	$112.5
Basic earnings per common share	$1.70	$1.77

Diluted earnings per common share	$1.57	$1.66

Gross Premiums Written

      Details of gross premiums written by line of business are provided below ($ in millions):

Gross Premiums Written by Line

	Three Months Ended June 30,

	2004		2003

Property Specialty	$96.2	45.7%	$71.5	36.9%
Property Catastrophe	65.7	31.2	89.5	46.1
Other Specialty	43.8	20.8	24.4	12.6
Qualifying Quota Share(1)	4.7	2.3	8.6	4.4

Total	$210.4	100.0%	$194.0	100.0%

(1)	Not renewed in 2004.

      During the quarter ended June 30, 2004, the environment has become increasingly competitive and we have experienced some reductions in rate levels in certain classes and consequently are declining more renewals each quarter. However, the business which we are renewing remains at rate levels commensurate with achieving an acceptable expected return on equity. Overall, increases in gross premiums written can be attributed to improved signings on renewals as well as increased access to more original programs than in the prior year. There also continued to be increases in our written line sizes and in our average signing percentages during the second quarter of 2004. These factors have more than offset the decline in rates.

      Gross premiums written related to the Property Specialty category have increased substantially from the same period in 2003 due the timing of the renewals of certain large contracts and also due to increases in gross premiums written related to improved signings on renewals and increased access to more original programs than in the prior year.

      The Property Catastrophe category has shown a decrease in gross written premiums as compared to the prior year due to the reduction in rates as discussed above. As rates have reduced and the market has become more competitive we have continued to exercise our strict underwriting discipline and have not renewed some programs.

      The Other Specialty category continues to strengthen as compared to the prior year, partly due to increased market penetration resulting mainly from our ability to capitalize on market opportunities and, we believe, due to the developing reputation of our underwriting and risk management skills. This category has also increased due to the small but growing level of casualty business. As previously stated, we expect to write a larger amount of casualty reinsurance in 2004 as compared to 2003 due to improving terms and conditions of casualty reinsurance contracts. For the three months ended June 30, 2004 and 2003, casualty accounted for approximately 8.7% and 5.7% of gross premiums written, respectively, and we estimate that it will account for between 5% and 10% of our gross premiums written by the end of 2004. The Other Specialty category is expected to experience the most growth during 2004, primarily from an increase in casualty writings, although the growth in this category is expected to be less than the growth seen from 2002 to 2003. We also expect to write a modestly increased level of sabotage and terrorism business during the remainder of 2004 as we have added a dedicated underwriter to focus on this class.

      As expected, we have not written QQS business for the 2004 underwriting year and as a result, the gross premiums written for this category has decreased as compared to the same period in 2003. The QQS gross premiums written in 2004 relates to adjustments in estimates made to the 2003 and 2002 underwriting years mainly as a result of the movement in foreign exchange rates.

      The proportion of Property Catastrophe gross premiums written as a percentage of total gross premiums written is lower than the Property Specialty category during the second quarter of 2004 because a proportionally higher volume of Property Catastrophe business is traditionally written during the first quarter. Other lines of business, including Property Specialty, are written throughout the year, with the least amount of premiums being written during the fourth quarter. We expect that by the end of the year the Property Specialty and Property Catastrophe categories will continue to account for the largest portion of gross premiums written.

Reinsurance Premiums Ceded

      Reinsurance premiums ceded for the three months ended June 30, 2004 and 2003 were $28.2 million and $7.4 million, respectively. For the three months ended June 30, 2003 the majority of reinsurance premiums ceded related to QQS business. In the three months ended June 30, 2004, the majority of the reinsurance premiums ceded related to retrocessional protection purchased on our own account and inuring reinsurance as part of our reinsurance arrangements with certain ceding companies. As we have not written any QQS business for the 2004 underwriting year, we do not expect to record a material amount of reinsurance premiums ceded in 2004 related to this business. In 2004 we have continued our limited reinsurance purchasing policy protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings. We may also purchase reinsurance protection for our casualty book. For the whole of 2004 we expect that reinsurance premiums ceded will rise modestly as compared to 2003 but are expected to be less than 10% of gross premiums written.

Net Premiums Earned

      Net premiums earned for the three months ended June 30, 2004 and 2003 were $193.6 million and $174.3 million, respectively. Approximately 49.6% and 33.3% of net premiums earned during the quarter ended June 30, 2004 and 2003, respectively, relates to prior underwriting years and the remainder to business written in the respective underwriting year.

      Gross premiums written for the majority of our lines of business has increased during the second quarter of 2004 over 2003 and is expected to continue to marginally increase during the remainder of 2004. This increase results in a gross earned premium to written premium ratio of 99.0% for the three months ended June 30, 2004, compared to 92.3% for the same period in 2003. In addition, we continue to write a minority of our business on a risks attaching basis, for which premiums are generally earned over a longer period. We expect the earned premium to written premium ratio in 2004 to continue to rise modestly from 2003 as the growth rate of gross premiums written slows.

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

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months
	Ended
	June 30,

	2004	2003

Loss ratio	20.7%	17.3%
Expense ratio	30.3%	25.7%

Combined ratio	51.0%	43.0%

      Loss and loss adjustment expenses was $40.2 million and $30.1 million for the three months ended June 30, 2004 and 2003, respectively. Reinsurance recoveries of approximately $0.1 million and $(3.5) million were netted against loss and loss adjustment expenses for the three months ended June 30, 2004 and 2003, respectively. We paid net losses of $6.0 million and $6.9 million for the three months ended June 30, 2004 and 2003, respectively.

      The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios
	Three Months
	Ended June 30,

	2004(1)	2003(2)

Property Specialty	29.3%	18.6%
Property Catastrophe	0.4	6.0
Other Specialty	38.5	17.9
Qualifying Quota Share	36.4	44.4

Overall ratio	20.7%	17.3%

(1)	The overall gross loss ratio for the three months ended June 30, 2004 was 19.3%.

(2)	The overall gross loss ratio for the three months ended June 30, 2003 was 14.4%.

      No major catastrophic events impacted our Property Catastrophe book during the second quarter of 2004. In addition, the reported losses for the August 2002 European floods decreased by approximately $1.4 million during the second quarter of 2004. Some modest increases in reported losses for other events resulted in a loss ratio of only 0.4% for Property Catastrophe for the second quarter of 2004. The Property Specialty loss ratio for the second quarter of 2004 is higher than in the second quarter of 2003 due to a higher initial loss ratio selection on the current underwriting year partly due to reduced rate levels, and partly due to increased levels of pro-rata business. The Other Specialty class continues to experience very low levels of reported losses. The second quarter of 2004 loss ratio is higher than in the second quarter of 2003 primarily due to a higher percentage of longer-tail casualty business included in the Other Specialty category as compared to 2003. The Qualifying Quota Share loss ratio for this quarter is lower than the loss ratio for the second quarter of 2003 as the QQS syndicates have lowered their ultimate loss ratio projections for both the 2002 and the 2003 underwriting years. All of these factors have resulted in the overall net loss ratio of 20.7% for the three months ended June 30, 2004, compared to the overall net loss ratio for the three months ended June 30, 2003 of 17.3%.

      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business between December 31, 2003 and June 30, 2004 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

		Change in	Change in	Paid Losses	Estimated
		Prior Years	Prior Years	During the	Ultimate
	Gross	Estimates	Estimates	Six Months	Losses for the	Gross
	Reserves at	During the	During the	Ended	2004 Year at	Reserves at
	December 31,	First Quarter	Second Quarter	June 30,	June 30,	June 30,
	2003	of 2004	of 2004	2004	2004	2004

Property Specialty	$98.8	$(15.1)	$(23.4)	$(4.4)	$73.1	$129.0
Property Catastrophe	40.0	(3.6)	(3.8)	(6.4)	11.8	38.0
Other Specialty	42.9	(4.1)	(5.1)	(3.8)	42.3	72.2
Qualifying Quota Share	68.1	(1.0)	(3.6)	(11.3)	18.4	70.6

Total	$249.8	$(23.8)	$(35.9)	$(25.9)	$145.6	$309.8

Net Loss and Loss Adjustment Expense Reserves

		Change in	Change in	Paid Losses	Estimated
		Prior Years	Prior Years	During the	Ultimate
	Net	Estimates	Estimates	Six Months	Losses for the	Net
	Reserves at	During the	During the	Ended	2004 Year at	Reserves at
	December 31,	First Quarter	Second Quarter	June 30,	June 30,	June 30,
	2003	of 2004	of 2004	2004	2004	2004

Property Specialty	$98.8	$(15.1)	$(23.4)	$(4.4)	$73.1	$129.0
Property Catastrophe	40.0	(3.6)	(3.8)	(6.4)	11.8	38.0
Other Specialty	42.9	(4.1)	(5.1)	(3.8)	42.3	72.2
Qualifying Quota Share	60.4	(0.5)	(2.0)	(10.5)	16.7	64.1

Total	$242.1	$(23.3)	$(34.3)	$(25.1)	$143.9	$303.3

      The second quarter of 2004 and 2003 included approximately $34.3 million and $14.2 million, respectively, of favorable development of net losses from prior years. This favorable prior year development for the quarters ended June 30, 2004 and 2003 benefited the net loss ratio in the quarter by approximately 17.7% and 8.0%, respectively.

      The favorable development during the three months ended June 30, 2004 of losses incurred during 2003 and 2002 primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for prior years decreased by $23.4 million during the quarter. The majority of the decrease was due to the fact that actual reported losses for this category continue to be lower than the level predicted by our benchmark development patterns. The low reported losses for the current quarter, combined with the increasing weight placed on our actual experience as the prior years mature, has led to the reduction in ultimate losses for the quarter in this category.

•	In the Property Catastrophe category, our estimate of net losses for prior years decreased by $3.8 million during the quarter. Much of this decrease was a result of a $1.4 million reduction in claims from the European floods of 2002. In addition, development on other events has been less than expected based on our loss development patterns.

•	There continues to be few reported claims in our Other Specialty category, and the development of the reported losses in the quarter was less than expected. The low level of loss development, combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction in ultimate losses of $5.1 million for prior years.

•	In the QQS category, during the three months ended June 30, 2004 based on additional information provided by ceding companies, we reduced our expected gross loss ratio for prior years, which resulted in a reduction of $3.6 million in estimated gross ultimate loss and loss adjustment expenses for the quarter. Offsetting some of the change in gross losses however, was a reduction in our estimated recovery ratio on reinsurance purchased by the QQS syndicates. The combined effect of these adjustments was a $2.0 million decrease in net losses related to prior years.

      Other than the matters described above, we did not make any significant changes in the assumptions used in our loss reserving process during the three months ended June 30, 2004. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

Net Foreign Exchange Gains (Losses)

      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange loss during the second quarter of 2004 is primarily due to the strengthening of the U.S. dollar resulting in losses on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

      Underwriting expenses consist of acquisition costs (including profit commission) and general and administrative expenses. Acquisition costs and general and administrative expenses were $58.7 million and $44.8 million for the three months ended June 30, 2004 and 2003, respectively, representing expense ratios of 30.3% and 25.7%, respectively. General and administrative expenses are comprised of fixed expenses which include salaries and benefits, stock options and office and risk management expenses, and variable expenses which include costs related to our performance unit plan and bonuses. Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums.

      Profit commission expensed was $3.7 million and $6.1 million for the three months ended June 30, 2004 and 2003, respectively. The accrual for profit commission has declined as compared to the same period in the prior year mainly due to the fact that a large portion of the cumulative accrual relates to the QQS business the majority of which would have been expensed in 2003. The expense ratio for the three months ended June 30, 2004 and 2003 would have been 28.4% and 22.2%, respectively, excluding the effect of profit commission.

      For the three months ended June 30, 2004 and 2003, acquisition costs incurred were $43.9 million and $33.8 million, respectively, which were principally due to brokerage commissions on our insurance and reinsurance contracts of $20.5 million and $16.1 million respectively, as well as commissions paid to ceding insurers and other costs of $23.4 million and $17.7 million, respectively.

      Acquisition costs, excluding profit commission as a percentage of gross premiums earned, were 19.3% and 15.5% for the three months ended June 30, 2004 and 2003, respectively. The 2004 ratio is higher than the 2003 ratio as we have written a higher proportion of proportional contracts during the quarter which have higher acquisition costs, and we have also written a small number of large excess of loss contracts with higher than average commission levels. For the remainder of 2004 the acquisition cost ratio, excluding profit commissions, may vary due to the mix of business written and estimated loss experience.

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months
	Ended June 30,

	2004	2003

Fixed expenses, excluding stock options	$8.3	$6.2
Current and deferred incentive compensation	5.9	3.7
Fair value of stock options expense	0.6	1.1

Total General and Administrative expenses	$14.8	$11.0

      The increase in general and administrative expenses between the second quarter of 2004 and the second quarter of 2003 partially relates to an increase in fixed expenses consisting of increased employment costs, and office expenses due to the occupation of additional office space, consistent with the increase in staff numbers. This increase was partially offset by expenses of approximately $1.0 million relating to our shareholders’ secondary offering which occurred during June 2003. We may be required to employ additional resources and occupy additional office space as our business grows.

      For the three months ended June 30, 2004, the performance unit plan expense included in current and deferred incentive compensation was higher than the same period in 2003 as a result of a combination of factors. The factors that affect the calculation of the expense in 2004 consist of an increase in the harvest ratio used in calculating the expense for the 2002-2004 and the 2003-2005 periods, as well as an increase in our share price from June 30, 2003 to June 30, 2004. In addition, the 2004 period includes an additional accrual for the 2004-2006 performance period. As our results evolve, we may need to increase or decrease our harvest ratio used in the expense calculation which could either reduce or increase the PUP expense.

      The fair value of stock options expense has decreased compared to the prior period as a portion of the outstanding stock options has become fully vested and expensed.

Net Investment Income

      Net investment income for the three months ended June 30, 2004 and 2003 was $16.2 million and $11.7 million, respectively. Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $3.9 million and $4.1 million, respectively, and investment management and custodian fees of $0.7 million and $0.7 million, respectively, for the three months ended June 30, 2004 and 2003. Investment management fees are paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged were consistent with those that would have been charged by a non-related party. The investment management and custodian fees are consistent with the same period last year even though the asset base has increased as the investment management fee structure has been revised, resulting in a lower expense for our current portfolio mix. The fees could increase during the remainder of 2004 as our mix of investments changes.

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

      Based on the weighted average monthly investments held, and including net unrealized gains (losses) of $(47.3) million and $5.7 million for the three months ended June 30, 2004 and 2003, respectively, the total investment return was (1.2%) and 1.3%, respectively. Net unrealized losses for the three months ended June 30, 2004 included ($4.6) million related to our investment in Aspen Insurance Holdings Limited. In 2004, as expected, our investment income has increased as a result of our larger capital base, driven by positive cash flow consistent with the low level of paid claims, offset somewhat by lower interest rates.

      We did not experience any other than temporary impairment charges relating to our portfolio of investments for the three months ended June 30, 2004 and 2003. We believe that the gross unrealized losses relating to our fixed maturity investments at June 30, 2004 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value.

Interest Expense

	Three Months
	Ended
	June 30,

	2004	2003

Fees — letter of credit facilities	$0.6	$0.9
Interest — Senior Notes	3.8	—
Interest — term loan and revolving facilities	—	0.8

Total Interest Expense	$4.4	$1.7

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section.

      We did not pay any interest related to the Senior Notes for the three months ended June 30, 2004. We paid interest for the three months ended June 30, 2003 of $1.0 million related to the term-loan facility and revolving loan facility only and incurred interest expense during this period at an average rate of 2.12%.

Net Realized Gains (Losses) on Investments

      Net realized gains on investments for the three months ended June 30, 2004 and 2003 were $1.5 million and $4.6 million, respectively, which were due to net gains (losses) realized from the sale of fixed maturity and equity investments.

Comprehensive Income

      Comprehensive income for the three months ended June 30, 2004 and 2003 was $59.7 million and $116.7 million respectively, which includes the $107.0 million and $112.5 million of net income described above, $(47.3) million and $5.7 million, respectively, of net change in unrealized gains (losses) on investments and currency translation adjustments and $nil and $1.5 million of net change in unrealized loss on a hedging transaction for 2004 and 2003, respectively.

For the Six Months Ended June 30, 2004 and 2003

      Net income was essentially the same for the first six months of 2004 and 2003. This net result was a combination of the following factors:

•	An increase in net premiums earned;

•	An increase in net investment income as a result of our higher investment portfolio balance;

•	Favorable development of net losses from prior years of approximately $57.6 million in 2004 compared to the same period in 2003 of $32.5 million.

      These factors were offset by:

•	An increase in loss and loss adjustment expenses partially resulting from an increase in proportional and casualty business written which tend to experience higher loss ratios;

•	An increase in acquisition costs due to a change in the mix of business written; and

•	An increase in general and administrative expenses due to increased staffing costs and performance unit plan expense, combined with expenses resulting from our two secondary offerings.

      The following table summarizes our book values per common share as at the periods indicated:

	As at June 30,

	2004	2003

Book value per share(1)	$28.34	$23.25
Fully converted book value per share(2)	$26.81	$22.42

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Fully converted book value per share is a non-GAAP measure, based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants of $166.1 million and $168.1 million at June 30, 2004 and 2003, respectively, divided by the sum of shares, options and warrants outstanding (assuming their exercise) of 71,997,892 and 73,261,757 shares at June 30, 2004 and 2003, respectively. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.

      We ended the quarter with a fully converted book value per share (as defined above) of $26.81, an increase of $4.39 as compared to the same period ended in 2003. This increase of 19.6% resulted from premium rate levels continuing to remain at relatively healthy levels across the major classes that we specialize in, together with a low level of catastrophes affecting our portfolio during the twelve months. On July 15, 2004 we paid our second dividend in 2004 of $0.34 per share to shareholders of record at June 30, 2004, which resulted in a total return to shareholders, (as defined below) of $2.57 or 10.4% for the six months ended June 30, 2004. We experienced a total return of approximately 0.5% on our investment portfolio for the six months ended June 30, 2004 as compared to a total return for the six months ended June 30, 2003 of 2.3%.

      Total return to shareholders is a non-GAAP measure. It is the internal rate of return of the increase in fully converted book value per share from $24.92 at December 31, 2003 to $26.81 at June 30, 2004, including the dividend of $0.34 accrued at March 31, 2004 and $0.34 accrued at June 30, 2004. Management believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.

      Management believes that fully converted book value per share and total return to shareholders are measurements which are important to investors and other interested parties, and that these persons benefit from having a consistent basis for comparison with other companies within the industry. However, these measures may not be comparable to similarly titled measures used by companies either inside or outside of the insurance industry. These measures may be incorporated into the formulae applied by our Compensation and Nominating Committee when determining the harvest ratio under our Performance Unit Plan.

      The following table summarizes our consolidated financial results for the periods indicated ($ in millions):

	Six Months Ended
	June 30,

	2004	2003

Net premiums earned	$384.4	$359.0
Net investment income	31.5	23.4
Net realized gains on investments	3.2	9.3
Net foreign exchange gains (losses)	—	(0.2)
Loss and loss adjustment expenses	(86.4)	(77.8)
Acquisition costs	(79.6)	(74.8)
General and administrative expenses	(28.5)	(19.7)
Interest expense	(8.6)	(2.9)

Net income	$216.0	$216.3
Basic earnings per common share	$3.42	$3.41

Diluted earnings per common share	$3.16	$3.24

Gross Premiums Written

      Details of gross premiums written by line of business are provided below ($ in millions):

Gross Premiums Written by Line

	Six Months Ended June 30,

	2004		2003

Property Specialty	$184.3	33.9%	$169.0	30.1%
Property Catastrophe	240.4	44.2	240.4	42.9
Other Specialty	112.9	20.8	73.2	13.1
Qualifying Quota Share(1)	6.0	1.1	78.0	13.9

Total	$543.6	100.0%	$560.6	100.0%

(1)	Not renewed in 2004.

      The decrease in gross premiums written during the six months ended June 30, 2004 as compared to the same period in 2003 was solely due to the fact that, as expected, we have not written QQS business for the 2004 underwriting year. Disregarding the QQS business, gross premiums written increased during the six months ended June 30, 2004 compared to the same period in 2003 by approximately 11.4%.

      During the six months ended June 30, 2004, the environment has become increasingly competitive and we have experienced some reductions in rate levels in certain classes and consequently are declining more renewals each quarter. However, the business which we are renewing remains at rate levels commensurate with achieving an acceptable expected target return on equity. Overall, increases in gross premiums written can be attributed partially to improved signings on renewals as well as increased access to more original programs than in the prior year. There also continued to be increases in our written line sizes and in our average signing percentages during the six months ended June 30, 2004. These factors have more than offset the decline in rates.

      Gross premiums written related to the Property Specialty category have increased from the same period in 2003 due to the timing of the renewals of certain large contracts and also due to increases in gross premiums written related to improved signings on renewals and increased access to more original programs than in the prior year.

      The Property Catastrophe category has remained flat as compared to the prior year due to the reduction in rates as discussed above. As rates have reduced and the market has become more competitive we have continued to exercise our strict underwriting discipline and have not renewed some programs.

      The Other Specialty category continues to strengthen as compared to the prior year, partly due to increased market penetration resulting mainly from our ability to capitalize on market opportunities and, we believe, due to the developing reputation of our underwriting and risk management skills. This category has also increased due to the small but growing level of casualty business. As previously stated, we expect to write a larger amount of casualty reinsurance in 2004 as compared to 2003 due to improving terms and conditions of casualty reinsurance contracts. For the six months ended June 30, 2004 and 2003, casualty accounted for approximately 7.3% and 2.3% of gross premiums written, respectively, and we estimate that it will account for between 5% and 10% of our gross premiums written by the end of 2004. The Other Specialty category is expected to experience the most growth during 2004, primarily from an increase in casualty writings, although the growth in this category is expected to be less than the growth seen from 2002 to 2003. We also expect to write a modestly increased level of sabotage and terrorism business during the remainder of 2004 as we have added a dedicated underwriter to focus on this class.

      As expected, we have not written QQS business for the 2004 underwriting year and as a result, the gross premiums written for this category has decreased as compared to the same period in 2003. The QQS gross premiums written in 2004 relates to adjustments in estimates made to the 2003 and 2002 underwriting years mainly as a result of the movement in foreign exchange rates.

      The proportion of Property Catastrophe gross premiums written as a percentage of total gross premiums written is higher than the Property Specialty class during the six months ended June 30, 2004 because a proportionally higher volume of Property Catastrophe business is traditionally written during the first six months of the year. Other lines of business, including Property Specialty, are written throughout the year, with the least amount of premiums being written during the fourth quarter. We expect that by the end of the year the Property Specialty and Property Catastrophe categories will continue to account for the largest portion of gross premiums written.

Reinsurance Premiums Ceded

      Reinsurance premiums ceded for the six months ended June 30, 2004 and 2003 were $64.1 million and $41.7 million, respectively. For the six months ended June 30, 2003, approximately 38% of reinsurance premiums ceded related to QQS business as opposed to the six months ended June 30, 2004, where virtually all of the reinsurance premiums ceded related to retrocessional protection purchased on our own account and inuring reinsurance as part of our reinsurance arrangements with certain ceding companies. As we have not written any QQS business in the 2004 underwriting year, we do not expect to record a material amount of reinsurance premiums ceded in 2004 related to this business. In 2004 we have continued our limited reinsurance purchasing policy protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings. We may also purchase reinsurance protection for our casualty book. For the whole of 2004 we expect that reinsurance premiums ceded will rise modestly as compared to 2003 but are expected to be less than 10% of gross premiums written.

Net Premiums Earned

      Net premiums earned for the six months ended June 30, 2004 and 2003 were $384.4 million and $359.0 million, respectively. Approximately 57.6% and 50.0% of net premiums earned during the six months ended June 30, 2004 and 2003, respectively, relates to prior underwriting years and the remainder to business written in the respective underwriting year.

      Gross premiums written for the majority of our lines of business has increased during the first six months of 2004 over 2003 and is expected to continue to marginally increase during the remainder of 2004. This increase results in a gross earned premium to written premium ratio of 75.9% for the six months ended June 30, 2004, compared to 66.1% for the same period in 2003. In addition, we continue to write a minority of our business on a risks attaching basis, for which premiums are generally earned over a longer period. We expect the earned premium to written premium ratio in 2004 to continue to rise modestly from 2003 as the growth rate of gross premiums written slows.

Loss and Loss Adjustment Expenses

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Six Months
	Ended
	June 30,

	2004	2003

Loss ratio	22.5%	21.7%
Expense ratio	28.0%	26.3%

Combined ratio	50.5%	48.0%

      Loss and loss adjustment expenses was $86.4 million and $77.8 million for the six months ended June 30, 2004 and 2003, respectively. Reinsurance recoveries of approximately $(0.5) million and $(3.8) million were netted against loss and loss adjustment expenses for the six months ended June 30, 2004 and 2003, respectively. Based on additional information received from the QQS syndicates indicating a lower level of ultimate loss ratio projections, we reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates for both the 2002 and 2003 underwriting years, which resulted in the negative reinsurance recovery amount for the first six months of each year. We paid net losses of $25.1 million and $17.0 million for the six months ended June 30, 2004 and 2003, respectively.

      The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios
	Six Months
	Ended June 30,

	2004(1)	2003(2)

Property Specialty	27.0%	26.3%
Property Catastrophe	2.9	1.3
Other Specialty	45.2	28.0
Qualifying Quota Share	43.8	53.2

Overall Ratio	22.5%	21.7%

(1)	The overall gross loss ratio for the six months ended June 30, 2004 was 20.8%.

(2)	The overall gross loss ratio for the six months ended June 30, 2003 was 19.7%.

      No major catastrophic events impacted our Property Catastrophe book in the six months ended June 30, 2004. Lower than expected development on prior events, including a reduction of $1.4 million in reported losses for the August 2002 European floods, resulted in a reported loss ratio of only 3.0% for Property Catastrophe for the first six months of 2004. The June 2003 Property Catastrophe loss ratio was similarly low due to the low level of catastrophe activity in the first six months of 2003. The Property Specialty class continues to have low levels of reported losses, and the 2004 loss ratio is just slightly higher than 2003. The 2004 Other Specialty loss ratio is higher than in 2003 primarily due to a higher percentage of longer-tail casualty business included in the Other Specialty category this year as compared to last year. The Qualifying Quota Share loss ratio for the first six months of 2004 is lower than the loss ratio for the first six months of 2003 as the QQS syndicates have lowered their ultimate loss ratio projections for both the 2002 and the 2003 underwriting years. All of these factors have resulted in the overall net loss ratio of 22.5% for the six months ended June 30, 2004, compared to the overall net loss ratio for the six months ended June 30, 2003 of 21.7%.

      The six months ended June 30, 2004 and 2003 included approximately $57.6 million and $32.5 million, respectively, of favorable development of net losses from prior years. This favorable prior year development for the six months ended June 30, 2004 and 2003 benefited the net loss ratio in the period by approximately 15.0% and 9.0%, respectively.

      The favorable development during the six months ended June 30, 2004 of losses incurred during prior years primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for prior years decreased by $38.5 million during the first six months of 2004. The majority of the decrease was due to the fact that reported losses for this category continue to be lower than expected based on our development patterns.

•	In the Property Catastrophe category, our estimate of net losses for prior years decreased by $7.4 million during the first half of 2004. The decrease was a result of claim development on prior events being less than expected based on our loss development patterns.

•	There continue to be very few reported claims in our Other Specialty category, and the development of the reported losses during the first six months of 2004 was much less than expected. The low level of loss development, combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction in ultimate losses of $9.2 million for prior years.

•	In the QQS category, based on additional information provided by ceding companies, we reduced our expected gross loss ratio for prior years. This resulted in a reduction of $4.6 million in estimated gross ultimate loss and loss adjustment expenses for the first six months of 2004. The reduction was due to downward revisions in the loss ratio projections provided by the syndicates. Offsetting some of the change in gross losses however, was a reduction in our estimated recovery ratio on reinsurance purchased by the QQS syndicates. The combined effect of these adjustments was a $2.5 million decrease in net losses related to prior years.

      Other than the matters described above, we did not make any significant changes in the assumptions used in our loss reserving process during the six months ended June 30, 2004. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

      At June 30, 2004 we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Policies later in this section.

      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at June 30, 2004 and 2003 was $309.8 million and $203.5 million, respectively.

      Management has determined that the best estimate for net loss and loss adjustment expense reserves at June 30, 2004 and 2003 was $303.3 million and $191.3 million, respectively.

      The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves as at June 30, 2004

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$103.2	$129.0	$154.8
Property Catastrophe	32.3	38.0	43.7
Other Specialty	57.8	72.2	86.6
Qualifying Quota Share	63.5	70.6	77.7

Total		$309.8

Net Loss and Loss Adjustment Expense Reserves as at June 30, 2004

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$103.2	$129.0	$154.8
Property Catastrophe	32.3	38.0	43.7
Other Specialty	57.8	72.2	86.6
Qualifying Quota Share	57.7	64.1	70.5

Total		$303.3

      A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. It is conceivable that in view of the high attachment points of most of our business that there could be no increase in the reserve for losses already incurred at June 30, 2004, and in addition that there may be no further losses reported. Therefore, the IBNR element of the above reserve ranges could turn out to be minimal. By contrast, a minimal amount of new loss advices could cause our ultimate incurred losses to significantly exceed the high end of the reserve ranges. Additionally, the reporting lag associated with our proportional business, including the QQS contracts, further increases the uncertainty of our ultimate loss estimates.

Net Foreign Exchange Gains (Losses)

      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments and payment of claims in foreign currencies. The small foreign exchange loss in the first six months of 2004 is primarily due to the strengthening of the U.S. dollar resulting in losses on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

      Acquisition costs and general and administrative expenses were $108.1 million and $94.5 million for the six months ended June 30, 2004 and 2003, respectively, representing expense ratios of 28.1% and 26.3%, respectively.

      Profit commission expensed was $7.9 million and $11.1 million for the six months ended June 30, 2004 and 2003, respectively. The accrual for profit commission has declined as compared to the same period in the prior year mainly due to the fact that a large portion of the cumulative accrual relates to the QQS business and the majority of profit commission related to this business would have been expensed in 2003. The expense ratio for the six months ended June 30, 2004 and 2003 would have been 26.1% and 23.2%, respectively, excluding the effect of profit commission.

      For the six months ended June 30, 2004 and 2003, acquisition costs incurred were $79.6 million and $74.8 million, respectively, which were principally due to brokerage commissions on our insurance and reinsurance contracts of $42.6 million and $42.0 million respectively, as well as commissions paid to ceding insurers and other costs of $37.0 million and $32.8 million, respectively.

      Acquisition costs, excluding profit commission as a percentage of gross premiums earned, were 17.4% and 17.2% for the six months ended June 30, 2004 and 2003, respectively. The 2004 ratio is fairly similar to the 2003 ratio as during 2003 QQS gross premiums written contributed to a higher ratio and during 2004 we have written a higher proportion of proportional contracts which have higher acquisition costs, and we have also written a small number of large excess of loss contracts with higher than average commission levels. For the remainder of 2004 the acquisition cost ratio, excluding profit commissions, may vary due to the mix of business written and estimated loss experience.

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Six Months
	Ended June 30,

	2004	2003

Fixed expenses, excluding stock options	$16.5	$11.9
Current and deferred incentive compensation	10.8	5.7
Fair value of stock options expense	1.2	2.1

Total General and Administrative expenses	$28.5	$19.7

      The increase in general and administrative expenses between the first six months of 2004 and the same period in 2003 partially relates to an increase in fixed expenses consisting of increased employment costs, premises and office expenses due to the occupation of additional office space, consistent with the increase in staff numbers. We may be required to employ additional resources and occupy additional office space as our business grows.

      For the six months ended June 30, 2004, the performance unit plan expense included in current and deferred incentive compensation was higher than the same period in 2003 as a result of a combination of factors. The factors that affect the calculation of the expense in 2004 consist of an increase in the harvest ratio used in calculating the expense for the 2002-2004 and the 2003-2005 periods, as well as an increase in our share price from June 30, 2003 to June 30, 2004. In addition, the 2004 period includes an additional accrual for the 2004-2006 performance period. As our results evolve, we may need to increase or decrease our harvest ratio used in the expense calculation which could either reduce or increase the PUP expense.

      The fair value of stock options expense has decreased compared to the prior period as a portion of the outstanding stock options has become fully vested and expensed.

Net Investment Income

      Net investment income for the six months ended June 30, 2004 and 2003 was $31.5 million and $23.4 million, respectively. Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $7.9 million and $6.7 million, respectively, and investment management and custodian fees of $1.0 million and $1.4 million, respectively, for the six months ended June 30, 2004 and 2003. Investment management fees are paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged were consistent with those that would have been charged by a non-related party. The investment management and custodian fees have decreased as compared to the same period last year as the investment management fee structure has been revised, resulting in a lower expense for our current portfolio mix. The fees could increase during the remainder of 2004 as our mix of investments changes.

      Based on the weighted average monthly investments held, and including net unrealized gains (losses) of $(21.4) million and $4.8 million for the six months ended June 30, 2004 and 2003, respectively, the total investment return was 0.5%, and 2.3%, respectively. Net unrealized gains at June 30, 2004 included $4.5 million related to our investment in Aspen Insurance Holdings Limited. In 2004, as expected, our investment income has increased as a result of our larger capital base, driven by positive cash flow consistent with the low level of paid claims, offset somewhat by lower interest rates.

      We did not experience any other than temporary impairment charges relating to our portfolio of investments for the six months ended June 30, 2004 and 2003. We believe that the gross unrealized losses relating to our fixed maturity investments at June 30, 2004 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value.

Interest Expense

	Six Months
	Ended
	June 30,

	2004	2003

Fees — letter of credit facilities	$0.9	$0.7
Interest — Senior Notes	7.7	—
Interest — term loan and revolving facilities	—	2.2

Total Interest Expense	$8.6	$2.9

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section.

      We paid interest expense for the six months ended June 30, 2004 of $8.1 million related to the Senior Notes. We paid interest expense for the six months ended June 30, 2003 of $2.0 million related to the term-loan facility and revolving loan facility only and incurred interest expense during this period of $1.8 million at an average rate of 2.33%.

Net Realized Gains (Losses) on Investments

      Net realized gains (losses) on investments for the six months ended June 30, 2004 and 2003 were $3.2 million and $9.3 million, respectively, which were due to net gains (losses) realized from the sale of fixed maturity and equity investments.

Comprehensive Income

      Comprehensive income for the six months ended June 30, 2004 and 2003 was $194.6 million and $219.7 million respectively, which includes the $216.0 million and $216.3 million of net income described above, and $(21.4) million, $4.8 million, respectively, of net change in unrealized gains (losses) on investments and currency translation adjustments and $nil and $1.5 million of net change in unrealized losses on a hedging transaction for 2004 and 2003, respectively.

Financial Condition and Liquidity

      We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. We have initiated a regular dividend program of $0.34 per share per quarter and declared a dividend to shareholders of record at June 30, 2004. We expect to continue the payment of dividends in future but we cannot assure you that such payments will continue. Any determination to pay any future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

      Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In the normal course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings.

Capital Resources

      Our shareholders’ equity at June 30, 2004 was $1,764.3 million, of which $619.3 million was retained earnings. Our capital base has grown since December 31, 2003 primarily as a result of an increase in net premiums earned and the low level of losses incurred. Our contractual obligations and commitments are set out below as at June 30, 2004.

Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$250,000	$—	$—	$—	$250,000
Operating leases:	17,891	2,571	5,476	1,707	8,137
Commitment for new premises (Loan)	19,000	—	19,000	—	—

Total	$286,891	$2,571	$24,476	$1,707	$258,137

      On August 4, 2003, we issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of 99.517% of their principal amount. The net proceeds were used to repay a term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere.

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

      Under the Form S-3 discussed above, on March 17, 2004, and April 6, 2004, different shareholders of the Company completed two secondary offerings of 4,785,540 and 4,000,000 common shares, respectively. Certain original investors sold an average of 25.0% and 31.8% of their holdings, respectively. The secondary offerings did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offerings but was required to pay offering expenses of approximately $0.5 million for each secondary offering, which are included in general and administrative expenses for the six months ended June 30, 2004.

      On May 26, 2004 our Board of Directors approved a plan to repurchase up to $150.0 million of our common shares from time to time depending on market conditions during a period up to 24 months. On June 2, 2004, we repurchased 1,263,865 common shares at $34.50 per common share. The closing market price per share on May 28, 2004 was $34.88. The purchase price totaled $43.6 million and was funded using existing cash on hand. See Part II, Item 2 below.

      Our Chairman, President and Chief Executive Officer has adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of our common shares owned by him. Pursuant to this plan, 122,500 options were exercised during the six months ended June 30, 2004 at the exercise price of $16.67, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $2,042. Subsequent to June 30, 2004, an additional 127,500 options were exercised at the exercise price of $16.67. The plan will cover the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan.

      Montpelier Re entered into a Memorandum of Intent and Understanding (“MIU”) on December 17, 2003 to develop a construction project (the “Project”) to build a commercial building with a mixture of office, residential and retail use. At the time of entry into the MIU, Montpelier Re intended to finalize the related Construction Loan Agreement and Agreement for Lease during 2004 and obtain consent to hold 20% of the shares of the company which would undertake the Project and own the building. Under the MIU, the terms of the Construction Loan would provide that Montpelier Re loan $19.0 million to the landlord for the costs of the Project during the period of construction, commencing upon finalization of all agreements. Subsequent to the Project’s completion, which is estimated to be thirty months from the commencement of construction, Montpelier Re intended to enter into a 22 year long-term lease for the major portion of the Project, pursuant to which it would be required to pay rent in the amount of $300 per annum upon finalization of all agreements and thereafter during the construction period and $400 per annum upon finalization of the Project and occupation of the building. Construction commenced during the first quarter of 2004, and at June 30, 2004, no amounts were due or payable by Montpelier Re. During the second quarter of 2004, Montpelier Re initiated discussions with the prospective landlord regarding the possibility of converting the loan and lease arrangement contemplated by the MIU to a straight lease arrangement. These discussions are continuing, and no definitive agreement has been reached with respect to amending the MIU or entering into an alternative arrangement. The terms are subject to final approval by the Board of Directors.

      The table above excludes estimated future cash flows for loss and loss adjustment expenses as loss and loss adjustment expense reserves represent a best estimate of obligations to pay policyholders but do not have contractual payout terms and, in addition, the amount and timing of the cash flows are uncertain. These estimated obligations will be funded through existing cash and investments.

Credit Facilities ($ in thousands)

	Credit Line	Usage		Expiry Date	Purpose

Letters of Credit Facilities:
One facility — Total	$450,000		$261,660	May 2007	Required security for reinsureds
Revolving line of credit	$50,000	$	Nil	May 2007	General corporate purposes

      In the normal course of business, we provide security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit issued by a bank at our request. In order for us to write Lloyd’s Qualifying Quota Share business, we must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004 the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. The facility also incorporates a $50.0 million revolving line of credit for general corporate purposes. This agreement replaces the Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank discussed below. Letters of credit issued under this facility at June 30, 2004 were $261.7 million and are secured by cash and investments of approximately $287.8 million. We expect this letter of credit facility to be sufficient to support Montpelier Re’s estimated obligations for the next 12 months. The agreement covering our letter of credit facility contains covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. This agreement also requires us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility could declare a default and withdraw their support of the facility. For the six month period ended June 30, 2004 we were in compliance with all covenants.

      Effective June 20, 2003, we entered into a Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. This facility has been superseded by the agreement described above.

      We previously made arrangements with Barclays Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. This facility was cancelled on January 31, 2004.

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the six months ended June 30, 2004 and 2003, Montpelier Re satisfied these requirements.

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

Investments

      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at	As at
	June 30, 2004	December 31, 2003

Fixed maturities, at fair value	$2,137,691	$1,976,165
Equity investments, at fair value	41,014	37,564
Other investments	88,831	84,354
Cash and cash equivalents, at fair value	181,846	139,587

Total Invested Assets	$2,449,382	$2,237,670

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

      The market value of our portfolio of fixed maturity investments at June 30, 2004 comprises U.S. government and agency bonds (70.0%), investment grade corporate debt securities (24.0%) and mortgage-backed and asset-backed securities (6.0%). All of the fixed maturity investments currently held by us were publicly traded at June 30, 2004. Based on the weighted average monthly investments held, and including net unrealized gains, our total return on fixed maturity investments for the six months ended June 30, 2004 was 0.3%. This return was partially due to the unrealized gain on our investment in Aspen at June 30, 2004 of $4.5 million. The average duration of our invested asset portfolio was 2.2 years and the average rating of the portfolio was AA+ at June 30, 2004. If the right conditions arise in 2004, we may deploy a further limited amount of capital for strategic investments or investment classes other than fixed income.

      In March 2004, we committed to invest an aggregate of $20.0 million as part of an investor group that will acquire the life and investments business of Safeco Corporation for $1.35 billion, subject to adjustments. We funded the $20.0 million commitment on July 27, 2004. The transaction is expected to close during the third quarter of 2004 and is subject to regulatory approvals and other customary closing conditions.

Loss and Loss Adjustment Expense Reserves

      For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for IBNR. Net loss and loss adjustment expense reserves at June 30, 2004 was $303.3 million. Management’s best estimate of a range of likely outcomes around this estimate is between $355.6 million and $251.0 million.

      Significant assumptions are required to be made when establishing loss reserves. For additional information concerning loss and loss adjustment expenses see the Summary of Critical Accounting Policies section included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

Cash Flows

      In the six months ended June 30, 2004, we generated an operating net cash inflow of $296.5 million, primarily relating to premiums net of acquisition costs received by Montpelier Re. We paid losses of $25.1 million during the six months ended June 30, 2004. We invested a net amount of $161.8 million during the six months ended June 30, 2004, and had a cash balance of $181.8 million at June 30, 2004. The increase in liquidity has resulted from net premiums received combined with a low level of paid claims as this has been a six month period with a relatively low level of catastrophes.

      Our liquidity depends on operating, investing and financing cash flows as described below.

      Our sources of funds primarily consist of the receipt of cash dividends from Montpelier Re and their primary sources of funds consist of net premiums received, investment income and proceeds from sales and maturities of investments.

      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and for future authorized share repurchases. In the first six months of 2004 we purchased reinsurance protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings. We may also purchase reinsurance protection for our casualty book. For the whole of 2004 we expect that our purchase of reinsurance will rise modestly as compared to 2003 but is expected to be less than 10% of gross premiums written.

      Our cash flows from operations represent the difference between premiums collected and investment earnings realized, and the loss and loss adjustment expenses paid, underwriting and other expenses paid and investment losses realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested the majority of cash flows not required for operating purposes but have also paid out dividends and repurchased common shares during June 2004 as discussed above.

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

      The estimated fair value of fixed maturity, equity, other investments and our cash and cash equivalents balance was $2,449.4 million as of June 30, 2004, compared to $2,237.7 million at December 31, 2003. The primary cause of this increase was the receipt of $326.2 million in premiums net of acquisition costs, net investment income of $31.6 million and net realized gains on investments of $3.2 million for the six months ended June 30, 2004, offset by paid claims, the payment of general and administrative expenses, the payment of dividends and the repurchase of some of our common shares.

      For the period from inception until June 30, 2004, we have had sufficient cash flow from operations to meet our liquidity requirements. We have generated cash flows from operations since our inception significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance operations we will consider using such capital to invest in new opportunities or consider returning additional capital to shareholders in the form of dividends or share repurchases under certain circumstances.

Summary of Critical Accounting Policies

      See also the discussion of the Company’s Critical Accounting Policies included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

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

      Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written premiums when the loss event occurs, and are recognized as earned premium ratably over the remaining contract period. Accrual of reinstatement premiums are based on our estimate of loss and loss adjustment expense reserves, which involves management judgment as described below. Reinstatement premiums are not accrued on reserves for losses incurred but not reported.

      Performance Unit Plan (the “PUP”). The PUP is the Company’s primary executive long-term incentive scheme which is described in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

      In accordance with the Critical Accounting Policy described in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003, at the end of the sixth quarter and every subsequent quarter, we reassess the projected results for each three year performance period and adjust the accrued PUP liability as necessary.

We recalculate the liability under the PUP as our financial results evolve and the share price changes, and reflect such adjustments in the income statement in the period in which they are determined.

      A total of 936,000 performance units were authorized and issued under the PUP at June 30, 2004 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply) covering the three performance periods, 2002-2004, 2003-2005 and 2004-2006.

      For the 2002-2004 cycle, the target combined ratio is 70% for a 100% harvest ratio. To date we have experienced a better than 70% combined ratio for this three-year performance period. Taking into account our results to date as well as the estimated combined ratio for the remainder of the 2004 period, we have adjusted the harvest ratio for this performance period from 150% at March 31, 2004 to 160% at June 30, 2004. This resulted in an increase in the PUP liability and PUP expense during the second quarter of 2004.

      For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of a combined ratio of 72% over the period combined with the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced a better than 72% combined ratio for this three-year performance period. Taking into account our results to date as well as the estimated combined ratio for the remainder of the 2004 and 2005 periods, we have adjusted the harvest ratio for this performance period from 100% at March 31, 2004 to 135% at June 30, 2004. This resulted in an increase in the PUP liability and PUP expense during the second quarter of 2004.

      For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of a combined ratio of 72% over the period combined with the achievement of an annual total return to shareholders of 18% as measured over the period. Consistent with our accounting policy we will reassess the harvest ratio used in the calculation of the PUP liability at June 30, 2005 and each quarter thereafter.

      As at June 30, 2004, the following table summarizes the impact of potential share price changes and potential adjustments to the harvest ratio used in the liability calculation on the amount of liability and expense recorded for each of the three-year cycles ($ in millions):

		Increase/Decrease in PUP
	Increase/Decrease in PUP	Accrual Resulting from a
	Accrual Resulting from a	5% Increase/Decrease in
	$1 Increase/Decrease in	the Estimated Harvest
PUP Performance Period	the Share Price*	Ratio Applied**

2002-04	0.4	0.4
2003-05	0.2	0.3
2004-06	0.1	0.1

*	Based on estimated harvest ratios applied at June 30, 2004

**	Based on the share price of $34.95 at June 30, 2004

      An estimated 5% change in the harvest ratio is approximately equivalent to a 1% change in the estimated combined ratio for the respective performance period.

      Depending on our results in the remainder of 2004, the harvest ratio may either be increased or decreased for the 2002-2004 or 2003-2005 performance cycles which would affect the PUP liability and PUP expense in 2004. Final determination of actual performance and the amount of payment is at the sole discretion of the Compensation and Nominating Committee of the Board of Directors.

Currency

      We write a portion of our business and receive premiums in currencies other than U.S. dollars and may maintain a small portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. We may experience foreign exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

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

      The use of derivative instruments is currently prohibited by our investment guidelines, other than the use of forward currency exchange contracts to minimize the impact of exchange rate fluctuations.

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

      As at June 30, 2004, the impact on our portfolio of fixed maturity investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of about 2.2% or approximately $46.8 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.2% or approximately $46.8 million.

      As at June 30, 2004, we held $126.7 million, or 5.2% of our total invested assets in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

      Foreign Currency Risk. A significant portion of our business is insuring or reinsuring risks in currencies other than the U.S. dollar. Accordingly, we are exposed to fluctuations in the rates of these currencies. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At June 30, 2004 we do not have any outstanding forward foreign currency exchange contracts.

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

      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At June 30, 2004, all fixed maturity investments that we held were investment grade.

Item 4.	Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-l5 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

      The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

      Below is a summary of stock repurchases for the six months ended June 30, 2004 (in thousands, except average price per share). The Company has authorized a share repurchase program of $150 million. See Note 6 to the Consolidated Financial Statements for information regarding the Company’s stock repurchase plan.

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased Under the
	Repurchased	Per Share	Plans or Programs	Plans or Programs

May 1, 2004 through May 31, 2004	—	$—	—	$150,000,000
June 1, 2004 through June 30, 2004	1,263,865	34.50	1,263,865	106,396,657

Total	1,263,865	$34.50	1,263,865	$106,396,657

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) Our 2004 Annual General Meeting of Shareholders was held on May 20, 2004.

      (b) Proxies were solicited by our management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; there was no solicitation of opposition to our nominees listed in the proxy statement; the nominees for Class B Directors were re-elected for three-year terms as described in item (c)(1) below.

      (c) The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1) Proposal for Election of Class B Directors

Our Bye-laws provide for a classified Board of Directors, divided into three classes of approximately equal size. At the 2004 Annual General Meeting, the Shareholders elected four of our Directors as Class B Directors, who shall serve until our 2007 Annual General Meeting.

Nominee	Votes For	Votes Withheld

G. Thompson Hutton	56,931,609	538,136
Kamil M. Salame	56,753,963	715,783
Raymond M. Salter	56,923,603	546,143
John F. Shettle, Jr.	56,853,954	615,792

      The following is a list of the continuing directors in Class A (whose terms expire in 2006) and Class C (whose terms expire in 2005):

Class A	Class C

Anthony Taylor Allan Fulkerson K. Thomas Kemp	Raymond Barrette John D. Gillespie Steven J. Gilbert William L. Spiegel

(2) Proposal Regarding Election of Designated Company Directors for Montpelier Reinsurance Ltd., a wholly-owned reinsurance company organized under the laws of Bermuda (“Montpelier Re”).

Bye-law 85 of the Company provides that the Board of Directors for Montpelier Re shall consist of persons who first have been appointed as designated company directors by a resolution at the Annual General Meeting of the Shareholders of the Company. The Board of the Company must then vote all shares of Montpelier Re owned by the Company to elect such designated company directors as Montpelier Re directors. At the 2004 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Montpelier Re directors.

Nominee	Votes For	Votes Withheld

Anthony Taylor	56,852,246	617,500
Thomas George Story Busher	56,851,091	618,655
C. Russell Fletcher, III	56,852,811	616,934

(3) Proposals Regarding Approval of the Montpelier Long-Term Incentive Plan

Our Shareholders voted to approve the Montpelier Long-Term Incentive Plan (the “LTIP”) as approved by our Board of Directors on February 27, 2004.

Votes For	Votes Against	Votes Withheld

47,400,807	1,999,759	97,909

(4) Proposal Regarding Appointment of an Independent Auditor

Our Shareholders voted to approve the appointment of PricewaterhouseCoopers as our independent auditors for the 2004 fiscal year, and have authorized the Company’s Board of Directors to set their remuneration.

Votes For	Votes Against	Votes Withheld

57,332,964	87,502	49,280

Item 5.	Other Information

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of June 30, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of June 30, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of June 30, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919))
4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919))
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.9	Share Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.10	Performance Unit Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.11	Long-Term Incentive Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement for the Annual General Meeting of Shareholders held on May 20, 2004 filed on Schedule 14 on April 15, 2004).
10.12	Amended Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Re and Bank of America Securities LLC, dated May 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2004).
10.13	Service Agreement, dated as of March 18, 2003, between K. Thomas Kemp and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
31.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and K. Thomas Kemp, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

      (b) Reports on Form 8-K

(1) Current Report on Form 8-K filed on April 1, 2004, under Item 9 thereof, announcing the Company’s agreement to invest an aggregate of $20 million as part of an investor group that will acquire the life and investments business of Safeco Corporation.

(2) Current Report on Form 8-K filed on April 19, 2004, under Items 5 and 7 thereof, relating to the filing of the Underwriting Agreement in connection with the public offering of 4,000,000 of the Company’s common shares.

(3) Current Report on Form 8-K filed on April 28, 2004, under Items 7, 9 and 12 thereof, relating to the Company’s press release announcing first quarter 2004 results.

(4) Current Report on Form 8-K filed on May 18, 2004, under Items 7 and 9 thereof, relating to a proposal to amend the LTIP and to recommend to the Company’s Compensation and Nominating Committee and Board of Directors the adoption of the same.

(5) Current Report on Form 8-K filed on May 26, 2004, under Items 5 and 7 thereof, relating to the Company’s press release announcing the plan to repurchase up to $150 million of the Company’s common shares.

(6) Current Report on Form 8-K filed on June 1, 2004, under Items 5 and 7 thereof, relating to the Company’s press release announcing the Company’s agreement to repurchase 1,263,865 of its common shares owned by Vestar AIV Holdings and related entities.

(7) Current Report on Form 8-K filed on June 2, 2004, under Items 5 and 7 thereof, relating to the filing of the Exhibit, Amended and Restated Letter of Credit Reimbursement and Pledge Agreement.

(8) Current Report on Form 8-K filed on June 4, 2004, under Items 7 and 9 thereof, announcing the Company’s Investor Day and filing of the Exhibit, Presentation to be made by the Registrant on June 4, 2004 in New York City, New York.

      (c) See (a) above

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ ANTHONY TAYLOR

Name: Anthony Taylor

Title:	Chairman, President and Chief Executive Officer

August 3, 2004

Date

By:	/s/ NEIL MCCONACHIE

Name: Neil McConachie

Title:	Treasurer and Chief Accounting Officer

(chief accounting officer)

August 3, 2004

Date