Form 10-Q
period 2004-09-30
MONTPELIER RE HOLDINGS LTD
filed 2004-11-04
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-31468

Montpelier Re Holdings Ltd.

(Exact name of Registrant as Specified in Its Charter)

Bermuda	98-0428969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

      As of November 3, 2004, the Registrant had 61,953,732 common voting shares outstanding, with a par value of  1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	September 30, 2004	December 31, 2003

	(Unaudited)	(Audited)
ASSETS
Fixed maturities, at fair value (amortized cost: 2004 — $2,265,073; 2003 — $1,951,875)	$2,277,253	$1,976,165
Equity investments, at fair value (cost: 2004 — $30,546; 2003 — $31,811)	40,276	37,564

Total investments available for sale	2,317,529	2,013,729
Other investments	109,463	84,354

Total investments	2,426,992	2,098,083
Cash and cash equivalents, at fair value	171,609	139,587
Unearned premium ceded	39,016	9,910
Premiums receivable	255,880	207,901
Funds withheld	4,922	3,724
Deferred acquisition costs	70,517	59,817
Reinsurance recoverable	55,709	7,727
Accrued investment income	21,246	20,666
Other assets	4,932	5,174

Total Assets	$3,050,823	$2,552,589

LIABILITIES
Loss and loss adjustment expense reserves	573,099	249,791
Unearned premium	403,759	318,673
Reinsurance balances payable	75,581	24,935
Investment trades pending	33,353	376
Debt	248,933	248,843
Accounts payable, accrued expenses and other liabilities	29,109	28,224
Dividends payable	23,519	24,042

Total Liabilities	$1,387,353	$894,884

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at September 30, 2004; 61,853,732 shares (2003 — 63,392,597 shares)	103	106
Additional paid-in capital	1,106,440	1,130,305
Accumulated other comprehensive income	50,728	53,731
Retained earnings	506,199	473,563

Total Shareholders’ Equity	1,663,470	1,657,705

Total Liabilities and Shareholders’ Equity	$3,050,823	$2,552,589

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Expressed in thousands of United States Dollars, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
REVENUES
Gross premiums written	$184,443	$145,931	$728,086	$706,577
Reinsurance premiums ceded	(13,595)	1,731	(77,668)	(39,924)

Net premiums written	170,848	147,662	650,418	666,653
Change in net unearned premiums	39,134	15,264	(55,979)	(144,681)

Net premiums earned	209,982	162,926	594,439	521,972
Net investment income	18,016	12,345	49,561	35,744
Net realized gains (losses) on investments	1,994	(3,009)	5,166	6,321
Net foreign exchange gains	1,227	2,077	1,203	1,897

Total revenues	231,219	174,339	650,369	565,934
EXPENSES
Loss and loss adjustment expenses	263,461	35,097	349,818	112,944
Acquisition costs	32,571	32,352	112,137	107,201
General and administrative expenses	8,897	12,838	37,424	32,864
Financing expense	4,302	2,991	12,913	5,545

Total expenses	309,231	83,278	512,292	258,554

Income (loss) before taxes	(78,012)	91,061	138,077	307,380
Income tax expense	158	69	221	68

NET INCOME (LOSS)	$(78,170)	$90,992	$137,856	$307,312

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(78,170)	$90,992	$137,856	$307,312
Other comprehensive income (loss)	18,385	3,102	(3,003)	6,460

Comprehensive income (loss)	$(59,785)	$94,094	$134,853	$313,772

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	62,012,065	63,392,597	62,833,379	63,392,597
Diluted	62,012,065	67,779,246	67,969,260	67,132,231
Basic earnings (loss) per common share	$(1.26)	$1.44	$2.19	$4.85

Diluted earnings (loss) per common share	$(1.26)	$1.34	$2.03	$4.58

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004 and 2003
(Expressed in thousands of United States Dollars)

	2004	2003

	(Unaudited)
Common voting shares
Balance — beginning of period	$106	$106
Repurchase of common shares	(3)	—

Balance — end of period	103	106

Additional paid-in-capital
Balance — beginning of period	1,130,305	1,126,435
Issue of common shares	5,834	—
Repurchase of common shares	(31,487)	(170)
Compensation recognized under stock option plan	1,788	3,189

Balance — end of period	1,106,440	1,129,454

Accumulated other comprehensive income
Balance — beginning of period	53,731	35,567
Net change in unrealized gains (losses) on investments	(3,017)	6,451
Net change in currency translation adjustments	14	10

Balance — end of period	50,728	42,028

Retained earnings
Balance — beginning of period	473,563	90,427
Net income	137,856	307,312
Repurchase of common shares	(33,989)	—
Dividends on common shares and warrants	(71,231)	—

Balance — end of period	506,199	397,739

Total Shareholders’ Equity	$1,663,470	$1,569,327

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Expressed in thousands of United States Dollars)

	2004	2003

	(Unaudited)
Cash flows provided by operating activities:
Net income	$137,856	$307,312
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/ (discount) on fixed maturities	11,289	10,977
Depreciation	1,436	628
Compensation recognized under stock option plan	1,788	3,189
Net realized gains on investments	(5,166)	(6,321)
Amortization of deferred financing costs	—	1,325
Accretion of Senior Notes	90	—
Net change in currency translation adjustments	14	10
Change in:
Unearned premium ceded	(29,106)	(23,087)
Premiums receivable	(47,979)	(112,783)
Funds withheld	(1,198)	16,747
Deferred acquisition costs	(10,700)	(27,131)
Reinsurance recoverable	(47,982)	9,061
Accrued investment income	(580)	(1,214)
Other assets	2,030	1,812
Loss and loss adjustment expense reserves	323,308	74,144
Unearned premium	85,086	170,759
Reinsurance balances payable	50,646	23,040
Accounts payable, accrued expenses and other liabilities	885	9,588

Net cash provided by operating activities	471,717	458,056

Cash flows used in investing activities:
Purchases of fixed maturities	(1,191,180)	(1,647,847)
Purchases of equity investments	(6,353)	(45,305)
Purchase of other investment	(20,000)	—
Proceeds from sale and maturity of fixed maturities	902,973	1,183,174
Proceeds from sale of equity investments	9,487	19,295
Payment on settlement of interest rate swap	—	(1,003)
Purchases of equipment	(3,223)	(405)

Net cash used in investing activities	(308,296)	(492,091)

Cash flows (used in) provided by financing activities:
Issue of common shares	5,834	—
Repurchase of common shares	(65,478)	—
Direct equity offering expenses	—	(170)
Repayment of long-term debt	—	(150,000)
Net proceeds received from issuance of Senior Notes	—	248,792
Dividends paid	(71,755)	—

Net cash (used in) provided by financing activities	(131,399)	98,622

Increase in cash and cash equivalents	32,022	64,587
Cash and cash equivalents — Beginning of period	139,587	162,925

Cash and cash equivalents — End of period	$171,609	$227,512

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars,
except share amounts or as where otherwise described)
(Unaudited)

1.	Basis of Presentation and Consolidation

      These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned subsidiaries Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Agency Ltd. (“MAL”). Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered Society with Restricted Liability, is the holder of certain marketable equity securities. On July 23, 2004, the Company incorporated MAL, to provide insurance management services. MAL has not yet commenced operations. Loudoun Re (“Loudoun”) is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during the fourth quarter of 2004 through the issuance of a surplus note. Under FIN 46, Loudoun will be consolidated into the financial statements of Montpelier Re. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.

      The Company, through Montpelier Re, is a provider of global property and casualty reinsurance and insurance products.

      The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of the operations and cash flows for the full fiscal year or subsequent quarters. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Significant Accounting Policies

Premiums and related costs

      Premiums are recognized as written for the full period of the reinsurance contract as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.

      For the majority of excess of loss contracts, written premium is based on the deposit premium as defined in the contract. Subsequent adjustments to the deposit premium are recognized in the period in which they are determined. For excess of loss and pro-rata contracts where no deposit premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period they are determined.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Premiums are earned ratably over the term of the reinsurance contract. The portion of the premium related to the unexpired portion of the contract is reflected in unearned premium.

      Premiums receivable are recorded at amounts due less any required provision for doubtful accounts.

      Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written premium when the loss event occurs, and are earned ratably over the remaining contract risk period.

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

      During the nine months ended September 30, 2004 and 2003, the Company purchased retrocessional excess of loss protection against large risk losses on the direct insurance and facultative book and against small to medium-size catastrophes on the Company’s overall property writings. In addition, in 2004 the Company purchased retrocessional stop-loss protection against losses on the Company’s casualty writings. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records its pro-rata share of amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

      Reinsurance recoverable includes the Company’s share of balances due from reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments are recorded in the period they are determined. The earned reinsurance premiums ceded were $48.6 million and $16.5 million for the nine months ended September 30, 2004 and 2003, respectively. Total recoveries netted against loss and loss adjustment expenses was $49.0 million and $(8.8) million for the nine months ended September 30, 2004 and 2003, respectively.

      The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection. The Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. There were no such provisions recorded at September 30, 2004 or 2003.

4.	Investments

      On July 27, 2004, the Company funded the full amount of its commitment to invest an aggregate of $20.0 million as part of an investor group acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) for $1.35 billion. The investment was completed on August 2, 2004 pursuant to a Stock Purchase Agreement.

5.	Debt and Financing Arrangements

Senior Notes

      On August 4, 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of 99.517% of their principal amount. The net proceeds were used in part to repay the amount outstanding under the term loan facility (see below) with the remainder used for

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intention of calling the Senior Notes. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company must adhere.

      The Company incurred interest expense on the Senior Notes for the nine months ended September 30, 2004 and 2003 of $11.5 million and $2.6 million and paid interest of $15.8 million and $nil, respectively.

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

      The Company incurred interest expense for the term loan facility for the nine months ended September 30, 2003 of $2.0 million at an average annual interest rate of 2.2% and paid interest of $2.8 million.

Letter of Credit Facilities

      In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit issued by a bank at the request of the Company. In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004 the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility for the account of Montpelier Re in favor of Lloyd’s or certain U.S. ceding companies (“Tranche A”) in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies only (“Tranche B”) in an amount of up to $200.0 million of which up to $50.0 million may be used by the Company as a revolving line of credit for general corporate purposes. On October 28, 2004, Montpelier Re exercised an option to increase the aggregate amount of Tranche B by $50.0 million to $250.0 million. This agreement replaces the Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank discussed below. Letters of credit issued under this facility at September 30, 2004 were $259.1 million and the letters of credit and the revolving line of credit are secured by cash and investments of approximately $285.1 million.

      The Letter of Credit Facility Agreement contains covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility Agreement also requires the Company to maintain specific financial ratios and Montpelier Re to maintain certain credit ratings. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the nine months ended September 30, 2004, the Company was in compliance with all covenants.

      Effective June 20, 2003, the Company entered into a Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. This facility has been superseded by the agreement discussed above. Letters of credit outstanding under this facility in favor of Lloyd’s at September 30, 2003 were approximately $173.2 million, and were secured by investments of approximately $190.5 million. There were no letters of credit issued under this facility in relation to U.S. ceding companies as at September 30, 2003.

      The Company previously made arrangements with Barclays Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million. Letters of credit outstanding at September 30, 2003 under the Barclays facility were approximately $23.9 million and were secured by cash and investments of approximately $26.3 million. This facility was cancelled on January 31, 2004.

6.	Related Party Transactions

      As at September 30, 2004, two directors were employed by White Mountains Insurance Group, which beneficially owned 19.5% and 22.9% of the Company at September 30, 2004 and 2003, respectively.

      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average annualized fee of 0.10% and 0.17% for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the Company expensed investment management fees of approximately $1.7 million and $2.0 million, respectively, and recorded an amount payable for these services of $1.3 million and $1.4 million, respectively. The Chairman of the Company’s Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company.

      In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance Group during each of the nine months ended September 30, 2004 and 2003. During each of the nine months ended September 30, 2004 and 2003, $1.1 million and $1.1 million, respectively, was received in gross premiums related to these contracts.

7.	Shareholders’ Equity

      On March 17, 2004, and April 6, 2004, the Company completed two secondary offerings of 4,785,540 and 4,000,000 common shares, respectively. Original investors sold an average of 25.0% and 31.8% of their holdings, respectively. The secondary offerings did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offerings but was required to pay offering expenses of approximately $0.5 million for each secondary offering, which are included in general and administrative expenses for the nine months ended September 30, 2004.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months. On June 2, 2004, the Company repurchased 1,263,865 common shares at $34.50 per common share for a total purchase price of $43.6 million. The closing market price per common share on May 28, 2004 was $34.88. On August 5, 2004, the Company repurchased 625,000 common shares at $35.00 per common share for a total purchase price of $21.9 million. The closing market price per common share on August 3, 2004 was $35.43.

      The Company’s Chairman, President and Chief Executive Officer has adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares owned by him. Pursuant to this plan, options for 350,000 common shares were exercised during the nine months ended September 30, 2004 at the exercise price of $16.67, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $5.8 million. Subsequent to September 30, 2004, options for an additional 100,000 common shares were exercised at the exercise price of $16.67. The plan covers the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan.

8.	Earnings Per Share

      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30,

	2004	2003

Basic earnings (loss) per common share:
Net income (loss) available to common shareholders	$(78,170)	$90,992
Weighted average common shares outstanding — Basic	62,012,065	63,392,597

Basic earnings (loss) per common share	$(1.26)	$1.44

Diluted earnings (loss) per common share:
Net income (loss) available to common shareholders	$(78,170)	$90,992
Weighted average common shares outstanding — Basic	62,012,065	63,392,597
Dilutive effect of warrants	—	3,450,357
Dilutive effect of share options	—	936,292

Weighted average common and common equivalent shares outstanding — Diluted	62,012,065	67,779,246

Diluted earnings (loss) per common and common equivalent share	$(1.26)	$1.34

Dividends per common share	$0.34	$—

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2004	2003

Basic earnings per common share:
Net income available to common shareholders	$137,856	$307,312
Weighted average common shares outstanding — Basic	62,833,379	63,392,597

Basic earnings per common share	$2.19	$4.85

Diluted earnings per common share:
Net income available to common shareholders	$137,856	$307,312
Weighted average common shares outstanding — Basic	62,833,379	63,392,597
Dilutive effect of warrants	3,978,233	3,021,557
Dilutive effect of share options	1,157,648	718,077

Weighted average common and common equivalent shares outstanding — Diluted	67,969,260	67,132,231

Diluted earnings per common and common equivalent share	$2.03	$4.58

Dividends per common share	$1.02	$—

9.	Segment Reporting

      Management has determined that the Company operates in one segment only. The Company focuses on writing global property and casualty reinsurance and insurance products.

      The following tables set forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):

Gross Premiums Written by Line

	Three Months Ended September 30,

	2004		2003

Property Specialty	$73.7	40.0%	$100.2	68.6%
Property Catastrophe	69.9	37.9	51.1	35.0
Other Specialty	41.1	22.2	30.3	20.8
Qualifying Quota Share(1)	(0.2)	(0.1)	(35.6)	(24.4)

Total	$184.5	100.0%	$146.0	100.0%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Line

	Nine Months Ended September 30,

	2004		2003

Property Specialty	$258.0	35.4%	$269.2	38.1%
Property Catastrophe	310.3	42.6	291.4	41.3
Other Specialty	153.9	21.2	103.5	14.6
Qualifying Quota Share(1)	5.9	0.8	42.5	6.0

Total	$728.1	100.0%	$706.6	100.0%

(1)	Not renewed in 2004.

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended September 30,

	2004		2003

USA and Canada	$75.3	40.8%	$108.1	74.0%
Worldwide(1)	73.4	39.8	—	—
United Kingdom and Ireland	11.8	6.4	15.8	10.8
Japan	5.0	2.7	3.5	2.4
Worldwide, excluding USA and Canada(2)	3.5	1.9	5.0	3.4
Western Europe, excluding the United Kingdom and Ireland	3.0	1.6	4.3	2.9
Others (2.5% or less)	12.5	6.8	9.3	6.5

Total	$184.5	100.0%	$146.0	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Nine Months Ended September 30,

	2004		2003

USA and Canada	$317.7	43.6%	$348.3	49.3%
Worldwide(1)	226.0	31.0	189.0	26.7
United Kingdom and Ireland	47.7	6.6	39.8	5.6
Western Europe, excluding the United Kingdom and Ireland	34.7	4.8	35.7	5.1
Japan	32.3	4.4	31.2	4.4
Worldwide, excluding USA and Canada(2)	27.3	3.8	25.5	3.6
Others (1.5% or less)	42.4	5.8	37.1	5.3

Total	$728.1	100.0%	$706.6	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

      The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe. No such contracts have been written in 2004.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

Gross Premiums Written by Broker

	Three Months Ended September 30,

	2004		2003

Marsh	$40.0	24.3%	$45.1	37.2%
Aon	28.6	17.3	51.5	42.5
Willis Group(1)	26.4	16.1	13.5	11.1
Benfield(1)	22.8	13.8	(9.2)	(7.6)
Other brokers	47.0	28.5	20.2	16.8

Total brokers	164.8	100.0%	121.1	100.0%

Direct (no broker)	19.7		24.9

Total	$184.5		$146.0

Gross Premiums Written by Broker

	Nine Months Ended September 30,

	2004		2003

Marsh	$166.2	24.7%	$183.7	28.7%
Aon	148.6	22.1	131.8	20.6
Benfield(1)	121.7	18.1	127.7	20.0
Willis Group(1)	94.5	14.0	111.0	17.4
Other brokers	142.0	21.1	85.1	13.3

Total brokers	673.0	100.0%	639.3	100.0%

Direct (no broker)	55.1		67.3

Total	$728.1		$706.6

(1)	Includes QQS gross premiums written.

10.	Commitments and Contingencies

Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies. The Company did not have an aggregate investment in a single entity, other than the U.S government, in excess of 10% of the Company’s shareholders’ equity at September 30, 2004 or 2003.

      The Company also underwrites a significant amount of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at September 30, 2004 or 2003.

Premises Commitment

      Montpelier Re entered into a Memorandum of Intent and Understanding (“MIU”) on December 17, 2003 to develop a construction project (the “Project”) to build a commercial building in Bermuda with a mixture of office, residential and retail use. At the time of entry into the MIU, Montpelier Re intended to finalize the related Construction Loan Agreement and Agreement for Lease during 2004 and obtain consent to hold 20% of the shares of the company which would undertake the Project and own the building. Under the MIU, the terms of the Construction Loan would provide that Montpelier Re loan $19.0 million to the landlord for the costs of the Project during the period of construction, commencing upon finalization of all agreements. Subsequent to the Project’s completion, which is estimated to be thirty months from the commencement of construction, Montpelier Re intended to enter into a 22 year long-term lease for the major portion of the Project, pursuant to which it would be required to pay rent in the amount of $300 per annum upon finalization of all agreements and thereafter during the construction period and $400 per annum upon finalization of the Project and occupation of the building. Construction commenced during the first quarter of 2004, and at September 30, 2004, no amounts were due or payable by Montpelier Re. During the second quarter of 2004, Montpelier Re initiated discussions with the prospective landlord regarding the possibility of converting the loan and lease arrangement contemplated by the MIU to a straight lease arrangement. These discussions are continuing, and no definitive agreement has been reached with respect to amending the MIU or entering into an alternative arrangement.

11.	Statutory Requirements

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the nine months ended September 30, 2004 and 2003, Montpelier Re satisfied these requirements.

      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for the nine months ended September 30, 2004 and 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995.

      This Form 10-Q contains, and Montpelier Re Holdings Ltd. may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

      Important events and uncertainties that could cause the actual results, future dividends or future repurchases to differ include, but are not necessarily limited to: market conditions affecting the Company’s common share price; our short operating and trading history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the estimates reported by syndicates under existing QQS contracts; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the impact of terrorist activities on the economy; competition in the reinsurance industry and rating agency policies and practices. The Company’s forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. These and other events that could cause actual results to differ are discussed in detail in “Risk Factors” contained in Item 1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

      The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2004 and 2003 and financial condition as at September 30, 2004. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

      This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those described above, and therefore undue reliance should not be placed on them.

Outlook

      After eleven quarters of minimal loss activity post the September 11th 2001 terrorist attacks, during the third quarter of 2004 the property insurance and reinsurance market has sustained estimated insured losses from four hurricanes and two Japanese typhoons of approximately $30 billion. Prior to these events, we were expecting the property insurance and reinsurance market to experience rate erosion; however, we now believe that rate levels in select property insurance and reinsurance lines for the U.S. overall will increase slightly, with increases most likely in the areas sustaining hurricane losses. Outside of the U.S., in general we believe that reductions in rate levels on such lines will be tempered as a result of these losses, and will stabilize. However, we believe that there will be significant rate increases on Japanese wind covers. We expect that casualty reinsurance rates will remain stable but that particular classes will continue to rise. We continue to expect that “short-tail” lines will comprise approximately 90% of our total gross premiums written in 2004.

Results of Operations

For the Three Months Ended September 30, 2004 and 2003

      The $169.2 million decrease in net income for the three months ended September 30, 2004 compared to the same period in 2003 was principally driven by losses caused by the four major U.S. hurricanes and two Japanese typhoons which occurred during the third quarter of 2004. The resulting increase in loss and loss adjustment expenses and related increase in reinstatement premium ceded was partially offset by reinstatement premiums written and a reduction in profit commission and other expenses. There were no loss events of a comparable magnitude in the same period in 2003. As at September 30, 2004 we estimated the negative impact on net income related to these catastrophes to be approximately $205 million.

      Other factors contributing to the decrease in net income as compared to the prior year are as follows:

•	An increase in general and administrative expenses due to increased professional fees, increased staffing costs; and

•	A greater level of reinsurance premiums ceded.

      These factors were partially offset by:

•	An increase in net premiums earned;

•	Favorable development of net losses from prior years of approximately $22.7 million in 2004 compared to $12.5 million in the same period in 2003;

•	An increase in net investment income as a result of our higher investment portfolio balance; and

•	An increase in net realized gains on investments.

      The following table summarizes our consolidated financial results for the periods indicated ($ in millions):

	Three Months Ended
	September 30,

	2004	2003

Net premiums earned	$210.0	$162.9
Net investment income	18.0	12.3
Net realized gains (losses) on investments	2.0	(3.0)
Net foreign exchange gains	1.2	2.1
Loss and loss adjustment expenses	(263.4)	(35.1)
Acquisition costs	(32.6)	(32.3)
General and administrative expenses	(8.9)	(12.8)
Financing expense	(4.3)	(3.0)
Income tax expense	(0.2)	(0.1)

Net income	$(78.2)	$91.0

Basic earnings per common share	$(1.26)	$1.44
Diluted earnings per common share	$(1.26)	$1.34

Gross Premiums Written

      Details of gross premiums written by line of business are provided below ($ in millions):

Gross Premiums Written by Line

	Three Months Ended September 30,

	2004		2003

Property Specialty	$73.7	40.0%	$100.2	68.6%
Property Catastrophe	69.9	37.9	51.1	35.0
Other Specialty	41.1	22.2	30.3	20.8
Qualifying Quota Share(1)	(0.2)	(0.1)	(35.6)	(24.4)

Total	$184.5	100.0%	$146.0	100.0%

(1)	Not renewed in 2004.

      The market for insurance and reinsurance products continued to be increasingly competitive during the quarter ended September 30, 2004, and as a result, we have experienced some reductions in rate levels in certain classes and consequently have declined more renewals during the quarter. However, the business which we are renewing remains at rate levels commensurate with achieving an acceptable expected return on equity. The catastrophes which occurred during the third quarter of 2004 have not yet affected price levels as they occurred near the end of the quarter; however, in the U.S. we expect price levels in select property insurance and reinsurance lines to rise overall with greater increases likely in the areas sustaining hurricane losses. Outside of the U.S. we believe that reductions in rate levels on such lines will stabilize. Excluding QQS business, gross premiums written for the three months ended September 30, 2004 was relatively flat as compared to the same period in 2003. However, excluding QQS business and $14 million in reinstatement premiums written related to the third quarter of 2004 catastrophes, gross premiums written during the third quarter of 2004 were less than the same period in 2003.

      Gross premiums written related to the Property Specialty category have decreased as compared to the same period in 2003 due the timing of the renewals of certain large contracts and also due to decreases in rates for direct and facultative business.

      The Property Catastrophe category has shown an increase in gross written premiums during the third quarter of 2004 as compared to the same period in 2003 mainly due to an increase in reinstatement premiums written as a result of the increase in loss and loss adjustment expenses during the quarter resulting from the four major hurricanes. Apart from these increases this category has shown a slight decrease as compared to the prior year due to the reduction in rates as discussed above. As rates have declined and the market has become more competitive we have continued to exercise our strict underwriting discipline and have not renewed some programs.

      The Other Specialty category continues to strengthen as compared to the prior year, partly due to increased market penetration resulting mainly from our ability to capitalize on market opportunities and, we believe, due to the developing reputation of our underwriting and risk management skills. This category has also increased due to the small but growing level of casualty business. As previously stated, we expect to write a larger amount of casualty reinsurance in 2004 as compared to 2003 due to improving terms and conditions of casualty reinsurance contracts. For the three months ended September 30, 2004 and 2003, casualty accounted for approximately 9.7% of gross premiums written for both periods and we estimate that it will account for approximately 10% of our gross premiums written by the end of 2004. We also expect to write an increased level of sabotage and terrorism business during the remainder of 2004 as we have added a dedicated underwriter to focus on this class and we have also entered into agreements with the Overseas Private Investment Corporation (“OPIC”) to form an insurance facility to underwrite stand-alone terrorism insurance products.

      As expected, we have not written QQS business for the 2004 underwriting year. The 2004 negative QQS gross premiums written relates to adjustments in estimates made to the 2003 and 2002 underwriting years mainly as a result of the movement in foreign exchange rates. During the same period in 2003 there was a substantial decrease in QQS gross premiums written due to the receipt of new information which indicated that the expected premiums for the QQS business for both the 2002 and 2003 underwriting years was going to be lower than previous forecasts.

      A proportionally higher volume of Property Catastrophe business is traditionally written during the first, second and third quarters of the year. Other lines of business, including Property Specialty, are written throughout the year, with the least amount of premiums being written during the fourth quarter. We expect that by the end of the year the Property Specialty and Property Catastrophe categories will continue to account for the largest portion of gross premiums written.

Reinsurance Premiums Ceded

      Reinsurance premiums ceded for the three months ended September 30, 2004 and 2003 were $13.6 million and $(1.8) million, respectively. During the 2004 period, reinsurance premiums ceded related to reinsurance protection purchased for our casualty book and reinstatement premiums of $11.0 million as a result of the catastrophes which occurred during the third quarter of 2004. For the three months ended September 30, 2003 the majority of reinsurance premiums ceded related to QQS business and the remainder to inuring reinsurance as part of our reinsurance arrangements with certain ceding companies. As we have not written any QQS business for the 2004 underwriting year, we do not expect to record a material amount of reinsurance premiums ceded in 2004 related to this business. For the whole of 2004 we expect that reinsurance premiums ceded will rise modestly as compared to 2003 and are expected to be up to 10% of gross premiums written.

Net Premiums Earned

      Net premiums earned for the three months ended September 30, 2004 and 2003 were $210.0 million and $162.9 million, respectively. Net premiums earned have increased during the third quarter of 2004 as compared to the same period in 2003 mainly because gross premiums written for the majority of our lines of business have increased and are expected to continue to increase marginally during the remainder of 2004. Net premiums earned have also increased due to the acceleration of earned premiums related to certain policies affected by the catastrophes which occurred during the third quarter of 2004. Offsetting these increases is a decrease in net earned premium as a result of the earning of the additional reinsurance purchased during the year combined with the reinstatement premiums ceded related to the third quarter of 2004 catastrophes.

      We expect the earned premium to written premium ratio in 2004 to continue to rise modestly from 2003 as the growth rate of gross premiums written flattens out.

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

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months
	Ended
	September 30,

	2004	2003

Loss ratio	125.5%	21.5%
Expense ratio	19.7%	27.7%

Combined ratio	145.2%	49.2%

      The nature of our business means that loss ratios can vary widely from period to period depending on the occurrence and severity of natural and man-made catastrophes. In the third quarter of 2004, the Company incurred estimated gross and net losses of $288 million and $238 million, respectively, from four U.S. hurricanes and two Japanese typhoons. Losses of such magnitude were not incurred in the same period in 2003. In lines of business less heavily impacted by these catastrophes, the level of losses experienced was generally lower than our long term expectations in the third quarters of 2004 and 2003.

      Net loss and loss adjustment expenses were $263.4 million and $35.1 million for the three months ended September 30, 2004 and 2003, respectively. Reinsurance recoveries of approximately $49.5 million and $(4.9) million were netted against loss and loss adjustment expenses for the three months ended September 30, 2004 and 2003, respectively. Approximately 90% of the reinsurance recoveries for 2004 relate to the hurricanes which occurred during the quarter. The remainder relates to QQS business. Reinsurance recoveries for the three months ended September 30, 2003 related to QQS business only. Based on additional information received from the QQS syndicates indicating a lower level of ultimate loss ratio projections, we reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates for both the 2002 and 2003 underwriting years, which resulted in the negative reinsurance recovery amount for the third quarter of 2003. We paid net losses of $49.4 million and $13.4 million for the three months ended September 30, 2004 and 2003, respectively. The increase in paid losses during 2004 as compared to 2003 related mainly to payments made for hurricane losses incurred.

      The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios
	Three Months
	Ended
	September 30,

	2004(1)	2003(2)

Property Specialty	166.4%	24.9%
Property Catastrophe	139.4	17.5
Other Specialty	46.7	34.0
Qualifying Quota Share	(19.7)	(63.3)

Overall ratio	125.5%	21.5%

(1)	The overall gross loss ratio for the three months ended September 30, 2004 was 135.8%.

(2)	The overall gross loss ratio for the three months ended September 30, 2003 was 18.2%.

      Our net loss ratio for the three months ended September 30, 2004 was 125.5%, compared to 21.5% in 2003. The Property Catastrophe and Property Specialty groups of business contained the lines most impacted by the aforementioned catastrophes which occurred during the third quarter of 2004. Excluding the six major storm events, the net loss ratios for the third quarter for both the Property Catastrophe and Property Specialty groups of business were lower in 2004 than the same period in 2003 primarily because there were relatively few other property loss events which impacted us in the quarter. In the same period in 2003, we incurred losses from the August blackouts in the U.S., Hurricanes Fabian and Isabel. The Other Specialty class continues to experience very low levels of reported losses, but has also been impacted to some extent by the catastrophes which occurred during the third quarter of 2004, resulting in a higher net loss ratio for 2004 as compared to the same period in 2003. The Qualifying Quota Share loss ratio for this quarter is negative, as it was in 2003. This is as a result of the QQS syndicates lowering their ultimate loss ratio projections for both the 2002 and the 2003 underwriting years. The third quarter catastrophes are expected to have minimal impact on the QQS business since these contracts were not renewed for the 2004 underwriting year.

      All of these factors have resulted in the overall net loss ratio of 125.5% for the three months ended September 30, 2004, compared to the overall net loss ratio of 21.5% for the three months ended September 30, 2003.

      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business between December 31, 2003 and September 30, 2004 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

			Change in	Paid Losses	Estimated
		Change in Prior	Prior Years	During the	Ultimate
	Gross	Years Estimates	Estimates	Nine Months	Losses for the	Gross
	Reserves at	During the First	During the	Ended	2004 Year at	Reserves at
	December 31,	Six Months of	Third Quarter	September 30,	September 30,	September 30,
	2003	2004	of 2004	2004	2004	2004

Property Specialty	$98.8	$(38.5)	$(7.6)	$(28.9)	$222.5	$246.3
Property Catastrophe	40.0	(7.4)	(6.7)	(21.1)	172.0	176.8
Other Specialty	42.9	(9.2)	(5.0)	(7.1)	67.1	88.7
Qualifying Quota Share	68.1	(4.6)	(4.0)	(18.5)	20.3	61.3

Total	$249.8	$(59.7)	$(23.3)	$(75.6)	$481.9	$573.1

Net Loss and Loss Adjustment Expense Reserves

			Change in	Paid Losses	Estimated
		Change in Prior	Prior Years	During the	Ultimate
		Years Estimates	Estimates	Nine Months	Losses for the	Net
	Net Reserves at	During the First	During the	Ended	2004 Year at	Reserves at
	December 31,	Six Months of	Third Quarter	September 30,	September 30,	September 30,
	2003	2004	of 2004	2004	2004	2004

Property Specialty	$98.8	$(38.5)	$(7.6)	$(28.9)	$199.5	$223.3
Property Catastrophe	40.0	(7.4)	(6.7)	(21.1)	144.5	149.3
Other Specialty	42.9	(9.2)	(5.0)	(7.1)	67.1	88.7
Qualifying Quota Share	60.4	(2.5)	(3.4)	(17.4)	19.0	56.1

Total	$242.1	$(57.6)	$(22.7)	$(74.5)	$430.1	$517.4

      The third quarter of 2004 and 2003 included approximately $22.7 million and $12.5 million, respectively, of favorable development of net losses from prior years. This favorable prior year development for the quarters ended September 30, 2004 and 2003 benefited the quarterly net loss ratio by approximately 10.8% and 7.7%, respectively.

      The favorable development during the three months ended September 30, 2004 of losses incurred during prior accident years primarily resulted from the following:

•	In the Property Specialty category, our estimated net ultimate losses for prior years decreased by $7.6 million during the quarter. The majority of the decrease was due to the fact that actual reported losses for this category continue to be lower than the level predicted by our benchmark development patterns. The low reported losses for the current quarter, combined with the increasing weight placed on our actual experience as the prior years mature, has led to the reduction in ultimate losses for the quarter in this category.

•	In the Property Catastrophe category, our estimate of net ultimate losses for prior years decreased by $6.7 million during the quarter. Low levels of reported losses have allowed us to reduce the expected ultimate losses on some older events such as the European floods of 2002, Hurricane Isabel which occurred in September 2003 and the California wildfires which occurred in October 2003.

•	There continue to be few reported claims in our Other Specialty category, and the development of the reported losses in the quarter was less than expected. The low level of loss development, combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction in net ultimate losses of $5.0 million for prior years.

•	In the QQS category, based on additional information provided by the ceding companies, we reduced our expected gross loss ratio for prior years. This resulted in a reduction of $4.0 million in estimated gross ultimate losses for the quarter. Offsetting some of the change in gross losses however, was a reduction in our estimated recovery ratio on reinsurance purchased by the QQS syndicates. The combined effect of these adjustments was a $3.4 million decrease in net ultimate losses related to prior years.

      Other than the matters described above, we did not make any significant changes in the assumptions used in our loss reserving process during the three months ended September 30, 2004. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

Net Foreign Exchange Gains (Losses)

      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gain during the third quarter of 2004 is primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

      Underwriting expenses consist of acquisition costs (including profit commission) and general and administrative expenses. Acquisition costs and general and administrative expenses were $41.5 million and $45.1 million for the three months ended September 30, 2004 and 2003, respectively, representing expense ratios of 19.7% and 27.7%, respectively. General and administrative expenses are comprised of fixed expenses which include salaries and benefits, share options and office and risk management expenses, and variable expenses which include costs related to our performance unit plan and bonuses. Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums.

      Profit commission expensed was $(3.1) million and $5.3 million for the three months ended September 30, 2004 and 2003, respectively. Profit commission has declined substantially as compared to the same period in 2003 due to the increase in loss and loss adjustment expenses related to the catastrophes which occurred during the quarter. The expense ratio for the three months ended September 30, 2004 and 2003 would have been 21.2% and 24.4%, respectively, excluding the effect of profit commission. Profit commission expense will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates.

      For the three months ended September 30, 2004 and 2003, acquisition costs incurred, excluding profit commission were $35.7 million and $27.0 million, respectively, which was principally comprised of brokerage commissions payable on our insurance and reinsurance contracts of $16.6 million and $15.0 million respectively, as well as commissions payable to ceding insurers and other costs of $19.1 million and $12.0 million, respectively.

      Acquisition costs, excluding profit commission, as a percentage of gross premiums earned, were 15.5% and 16.1% for the three months ended September 30, 2004 and 2003, respectively. This is partially due to the lower level of acquisition costs associated with reinstatement premiums and the acceleration of earned premium as a result of the catastrophes which occurred during the third quarter of 2004. For the remainder of 2004 the acquisition cost ratio, excluding profit commissions, may vary due to the mix of business written and estimated loss experience.

General and Administrative Expenses

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months
	Ended
	September 30,

	2004	2003

Fixed expenses, excluding share options	$9.6	$9.2
Current and deferred incentive compensation	(1.3)	2.5
Fair value of share options expense	0.6	1.1

Total General and Administrative expenses	$8.9	$12.8

      The decrease in general and administrative expenses from the third quarter of 2003 to the third quarter of 2004 is partially as a result of the decrease in the current and deferred incentive compensation expense as our projected results have decreased due to the catastrophes which occurred during the third quarter of 2004. This decrease is partially offset by an increase in fixed expenses for professional fees, employment costs, and office expenses due to the occupation of additional office space, consistent with the increase in staff numbers.

      For the three months ended September 30, 2004, the performance unit plan (“PUP”) expense included in current and deferred incentive compensation was lower than the same period in 2003 as a result of a combination of factors. The factors that affect the calculation of the PUP expense in 2004 consist of a decrease in the harvest ratio used in calculating the expense for the 2002-2004 and the 2003-2005 periods as our results have been affected by the catastrophes which occurred during the quarter, partially offset by an increase in our share price from September 30, 2003 to September 30, 2004. The third quarter of 2004 also includes an additional accrual for the 2004-2006 performance period. As our results evolve, we may need to increase or decrease our harvest ratio used in the expense calculation which could either reduce or increase the PUP expense.

      The fair value of share options expense has decreased compared to the prior period as a portion of the outstanding share options has become fully vested and expensed.

Net Investment Income

      Net investment income for the three months ended September 30, 2004 and 2003 was $18.0 million and $12.3 million, respectively. Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $3.4 million and $4.2 million, respectively, and investment management and custodian fees of $0.7 million and $0.7 million, respectively, for the three months ended September 30, 2004 and 2003. Investment management fees are paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged are consistent with those that would have been charged by a non-related party. The investment management and custodian fees are consistent with the same period last year even though the asset base has increased as the investment management fee structure has been revised during the first quarter of 2004, resulting in a lower expense for our current portfolio mix. The fees could change during the remainder of 2004 as our mix of investments changes.

      Because we provide short-tail insurance and reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and to provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government and agency bonds, corporate debt securities and mortgage-backed and asset-backed securities.

      Based on the weighted average monthly investments held, and including net unrealized gains of $18.4 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively, the total investment return was 1.5%, and 2.1%, respectively. Net unrealized gains for the three months ended September 30, 2004 included a $0.6 million unrealized gain related to our investment in Aspen Insurance Holdings Limited. In 2004, as expected, our investment income has increased as a result of our larger investment portfolio. The investment portfolio had been growing along with our capital base, driven by positive cash flow consistent with the low level of paid losses, offset somewhat by lower interest rates. The catastrophes that occurred during the third quarter of 2004 reduced our capital but did not have an immediate impact on the size of our investment portfolio. However, during the remainder of the year we expect to pay substantial claims related to the catastrophes and, as such, the portfolio may shrink which may lead to minimal growth or a reduction in net investment income for the remainder of the year.

      We did not experience any other than temporary impairment charges relating to our portfolio of investments for the three months ended September 30, 2004 and 2003. We believe that the gross unrealized losses relating to our fixed maturity investments at September 30, 2004 of $6.4 million resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $0.3 million at September 30, 2004 are temporary based on an analysis of the individual investments.

Financing Expense

	Three Months
	Ended
	September 30,

	2004	2003

Fees — letter of credit facilities	$0.5	$0.1
Interest — Senior Notes	3.8	2.6
Interest — term loan and revolving facilities	—	0.3

Total Financing Expense	$4.3	$3.0

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section. These fees may increase for the remainder of the year as we anticipate that reinsureds will be requesting additional security as a result of the third quarter catastrophes.

      We paid interest expense during the three months ended September 30, 2004 of $7.7 million which related to the Senior Notes. We paid interest during the three months ended September 30, 2003 of $0.8 million related to the term-loan and revolving facilities only and incurred interest expense during this period at an average rate of 1.7%.

Net Realized Gains (Losses) on Investments

      Net realized gains (losses) on investments for the three months ended September 30, 2004 and 2003 were $2.0 million and $(3.0) million, respectively, which were due to net gains (losses) realized from the sale of fixed maturity and equity investments.

Comprehensive Income (Loss)

      Comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was $(59.8) million and $94.1 million respectively, which includes the $(78.2) million and $91.0 million of net income described above, $18.4 million and $1.6 million, respectively, of net change in unrealized gains (losses) on investments and currency translation adjustments and $nil and $1.5 million of net change in unrealized gain on a hedging transaction for 2004 and 2003, respectively.

For the Nine Months Ended September 30, 2004 and 2003

      The $169.4 million decrease in net income for the nine months ended September 30, 2004 compared to the same period in 2003 was principally driven by losses caused by the four major U.S. hurricanes and two Japanese typhoons which occurred during the third quarter of 2004. The increase in loss and loss adjustment expenses and related increase in reinstatement premium ceded was partially offset by reinstatement premiums written and a reduction in profit commission and other expenses. There were no loss events of a comparable magnitude during the same period in 2003. As at September 30, 2004 we estimated the negative impact on net income related to these catastrophes to be approximately $205 million.

      Other factors contributing to the decrease in net income are as follows:

•	An increase in general and administrative expenses due to increased professional fees, increased staffing costs, combined with expenses resulting from two secondary offerings by shareholders; and

•	A greater level of reinsurance premiums ceded.

      These factors were partially offset by:

•	An increase in net premiums earned;

•	Favorable development of net losses from prior years of $80.3 million in 2004 compared to $45.0 million in the same period in 2003; and

•	An increase in net investment income as a result of our higher investment portfolio balance.

      The following table summarizes our book values per common share as at the periods indicated:

	As at September 30,

	2004	2003

Book value per share(1)	$26.89	$24.76
Fully converted book value per share(2)	$25.58	$23.72

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Fully converted book value per share is a non-GAAP measure, based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding share options and warrants of $162.3 million and $168.1 million at September 30, 2004 and 2003, respectively, divided by the sum of shares, share options and warrants outstanding (assuming their exercise) of 71,372,892 and 73,261,757 shares at September 30, 2004 and 2003, respectively. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.

      We ended the quarter with a fully converted book value per share (as defined above) of $25.58, an increase of $1.86 as compared to the same period ended in 2003. This increase of 7.8% resulted from premium rate levels continuing to remain at relatively healthy levels across the major classes that we specialize in. This has been partially offset by the net effect of the catastrophes that have occurred during the third quarter of 2004. On October 15, 2004 we paid our quarterly dividend of $0.34 per share to shareholders of record at September 30, 2004. We experienced a return of approximately 2.0% on our investment portfolio for the nine months ended September 30, 2004 as compared to a return of 2.5% for the nine months ended September 30, 2003.

      Total return to shareholders, which is a non-GAAP measure, was $1.68 or 6.8% for the nine months ended September 30, 2004. It is the internal rate of return of the increase in fully converted book value per share from $24.92 at December 31, 2003 to $25.58 at September 30, 2004, including the accrued dividends of $0.34 for each of the three quarters of 2004. Management believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.

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

      The following table summarizes our consolidated financial results for the periods indicated ($ in millions):

	Nine Months Ended
	September 30,

	2004	2003

Net premiums earned	$594.4	$522.0
Net investment income	49.6	35.7
Net realized gains on investments	5.2	6.3
Net foreign exchange gains	1.2	1.9
Loss and loss adjustment expenses	(349.9)	(112.9)
Acquisition costs	(112.1)	(107.2)
General and administrative expenses	(37.4)	(32.9)
Financing expense	(12.9)	(5.5)
Income tax expense	(0.2)	(0.1)

Net income	$137.9	$307.3

Basic earnings per common share	$2.19	$4.85
Diluted earnings per common share	$2.03	$4.58

Gross Premiums Written

      Details of gross premiums written by line of business are provided below ($ in millions):

Gross Premiums Written by Line

	Nine Months Ended September 30,

	2004		2003

Property Specialty	$258.0	35.4%	$269.2	38.1%
Property Catastrophe	310.3	42.6	291.4	41.3
Other Specialty	153.9	21.2	103.5	14.6
Qualifying Quota Share(1)	5.9	0.8	42.5	6.0

Total	$728.1	100.0%	$706.6	100.0%

(1)	Not renewed in 2004.

      For the nine months ended September 30, 2004, excluding the effects of $14.0 million in reinstatement premiums recorded as a result of the third quarter catastrophes, gross premiums written are at a similar level as in the prior year. However, disregarding the QQS business, gross premiums written increased during the nine months ended September 30, 2004 compared to the same period in 2003 by approximately 8.7%.

      The market for insurance and reinsurance products has become increasingly competitive during 2004 and we have experienced some reductions in rate levels in certain classes and consequently have declined renewals during the year. However, the business which we are renewing remains at rate levels commensurate with achieving an acceptable expected return on equity. The catastrophes which occurred during the third quarter of 2004 have not yet affected price levels as they occurred near the end of the quarter; however; in the U.S. we expect price levels in select property insurance and reinsurance lines to rise overall with far greater increases likely in the areas sustaining hurricane losses. Outside of the U.S. we believe that reductions in rate levels in such lines will stabilize. Overall, increases in gross premiums written can be attributed to improved signings on renewals as well as increased access to more original programs than in the prior year.

      Gross premiums written related to the Property Specialty category have decreased somewhat as compared to the same period in 2003 mainly due to decreases in rates for direct and facultative business.

      The Property Catastrophe category has shown a slight increase in gross written premiums during the nine months as compared to the same period in 2003 mainly due to an increase in reinstatement premiums written as a result of the increase in loss and loss adjustment expenses during the quarter resulting from the four major hurricanes. Apart from these increases this category has shown a slight decrease as compared to the prior year due to the reduction in rates as discussed above. As rates have reduced and the market has become more competitive we have continued to exercise our strict underwriting discipline and have not renewed some programs.

      The Other Specialty category continues to strengthen as compared to the prior year, partly due to increased market penetration resulting mainly from our ability to capitalize on market opportunities and, we believe, due to the developing reputation of our underwriting and risk management skills. This category has also increased due to the small but growing level of casualty business. As previously stated, we expect to write a larger amount of casualty reinsurance in 2004 as compared to 2003 due to improving terms and conditions of casualty reinsurance contracts. For the nine months ended September 30, 2004 and 2003, casualty accounted for approximately 7.9% and 3.8% of gross premiums written, respectively, and we estimate that it will account for approximately 10% of our gross premiums written by the end of 2004. We also expect to write an increased level of sabotage and terrorism business during the remainder of 2004 as we have added a dedicated underwriter to focus on this class and we have also entered into agreements with the Overseas Private Investment Corporation (“OPIC”) to form an insurance facility to underwrite stand-alone terrorism insurance products.

      As expected, we have not written QQS business for the 2004 underwriting year and as a result the gross premiums written for this category has decreased as compared to the same period in 2003. The QQS gross premiums written amount in 2004 relates to adjustments in estimates made to the 2003 and 2002 underwriting years mainly as a result of the movement in foreign exchange rates.

      The proportion of Property Catastrophe gross premiums written as a percentage of total gross premiums written is higher than the Property Specialty class during the nine months ended September 30, 2004 because a proportionally higher volume of Property Catastrophe business is traditionally written during the first nine months of the year. Other lines of business, including Property Specialty, are written throughout the year, with the least amount of premiums being written during the fourth quarter. We expect that by the end of the year the Property Specialty and Property Catastrophe categories will continue to account for the largest portion of gross premiums written.

Reinsurance Premiums Ceded

      Reinsurance premiums ceded for the nine months ended September 30, 2004 and 2003 were $77.7 million and $39.9 million, respectively. Reinsurance premiums ceded for the 2004 period has increased from the 2003 period because we purchased additional protection against our catastrophe book as compared to the prior year. In addition, in 2004 we also purchased protection for our casualty book and recorded reinsurance premiums ceded of $11.0 million related to the catastrophes which occurred during the third quarter of 2004. There was also a slight increase during 2004 in the amount of inuring reinsurance recorded as part of our reinsurance arrangements with certain ceding companies. For both periods we have purchased reinsurance protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings.

      For the nine months ended September 30, 2003, approximately two-thirds of reinsurance premiums ceded related to retrocessional protection purchased on our own account and inuring reinsurance as part of our reinsurance arrangements with certain ceding companies. The remainder related to reinsurance premiums ceded related to QQS business. As we have not written any QQS business for the 2004 underwriting year, we do not expect to record a material amount of reinsurance premiums ceded in 2004 related to this business. For the whole of 2004 we expect that reinsurance premiums ceded will rise modestly as compared to 2003 and are expected to be approximately 10% of gross premiums written.

Net Premiums Earned

      Net premiums earned for the nine months ended September 30, 2004 and 2003 were $594.4 million and $522.0 million, respectively. Net premiums earned have increased during the nine months ended September 30, 2004 as compared to the same period in 2003 mainly because gross premiums written for the majority of our lines of business have increased and are expected to continue to increase marginally during the remainder of 2004. Net premiums earned have also increased due to the acceleration of earned premium related to certain policies affected by the catastrophes which occurred during the third quarter of 2004. Offsetting these increases is a decrease in net premiums earned as a result of the earning of the additional reinsurance purchased during the year combined with the reinstatement premiums ceded related to the third quarter of 2004 catastrophes.

Loss and Loss Adjustment Expenses

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Nine Months
	Ended
	September 30,

	2004	2003

Loss ratio	58.8%	21.6%
Expense ratio	25.2%	26.8%

Combined ratio	84.0%	48.4%

      Net loss and loss adjustment expenses was $349.9 million and $112.9 million for the nine months ended September 30, 2004 and 2003, respectively. Reinsurance recoveries of approximately $49.0 million and $(8.8) million were netted against loss and loss adjustment expenses for the nine months ended September 30, 2004 and 2003, respectively. Approximately 90% of the reinsurance recoveries for 2004 relate to the hurricanes which occurred during the third quarter. The remainder relates to QQS business. Based on additional information received from the QQS syndicates indicating a lower level of ultimate loss ratio projections, we reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates for both the 2002 and 2003 underwriting years, which resulted in the negative reinsurance recovery amount for the first nine months of 2003. We paid net losses of $74.5 million and $30.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in paid losses during 2004 as compared to 2003 related mainly to payments made for hurricane losses incurred.

      The following are our net loss ratios by line of business for the periods indicated:

	Net Loss Ratios
	Nine Months
	Ended September 30,

	2004(1)	2003(2)

Property Specialty	76.8%	25.8%
Property Catastrophe	54.2	6.9
Other Specialty	45.8	30.3
Qualifying Quota Share	34.2	48.1
Overall Ratio	58.8%	21.6%

(1)	The overall gross loss ratio for the nine months ended September 30, 2004 was 62.0%.

(2)	The overall gross loss ratio for the nine months ended September 30, 2003 was 19.3%.

      As discussed in the loss and loss adjustment expenses section for the three months ended September 30, 2004, the six major catastrophes that occurred during the third quarter of 2004 are the major reason for the increase in the net loss ratio from 21.6% at September 2003 to 58.8% at September 2004. At September 30, 2004 we estimated gross and net losses of $288 million and $238 million, respectively related to the catastrophes which occurred during the third quarter of 2004. The Property Catastrophe and Property Specialty groups of business contained the lines most impacted by the catastrophes. Excluding the six major catastrophes, the net loss ratios for the nine months ended September 30, 2004 for both the Property Catastrophe and Property Specialty groups of business were lower in 2004 than the same period in 2003 primarily because there were relatively few other property loss events which affected us during the period. In the same period in 2003, we incurred losses from April and May thunderstorms in the U.S., the August blackouts in the U.S., and Hurricanes Fabian and Isabel.

      Some of the increase in the 2004 Other Specialty loss ratio over 2003 is due to some expected losses from the hurricanes and typhoons. Also contributing to the increase is a higher percentage of longer-tail casualty business included in the Other Specialty category this year as compared to last year. The Qualifying Quota Share loss ratio for the first nine months of 2004 is lower than the loss ratio for the first nine months of 2003 as the QQS syndicates have lowered their ultimate loss ratio projections for both the 2002 and the 2003 underwriting years. The third quarter catastrophes are expected to have minimal impact on the QQS business since these contracts were not renewed for the 2004 underwriting year. All of these factors have resulted in the overall net loss ratio of 58.8% for the nine months ended September 30, 2004, compared to the overall net loss ratio of 21.6% for the nine months ended September 30, 2003.

      The nine months ended September 30, 2004 and 2003 included approximately $80.3 million and $45.0 million, respectively, of favorable development of net losses from prior years. This favorable prior year development for the nine months ended September 30, 2004 and 2003 benefited the net loss ratio in the period by approximately 13.5% and 8.6%, respectively.

      The favorable development during the nine months ended September 30, 2004 of losses incurred during prior accident years primarily resulted from the following:

•	In the Property Specialty category, our estimated net ultimate losses for prior years decreased by $46.1 million during the first nine months of 2004. The majority of the decrease was due to the fact that reported losses for this category continue to be lower than expected based on our development patterns.

•	In the Property Catastrophe category, our estimate of net losses for prior years decreased by $14.1 million during the first nine months of 2004. The decrease was a result of claim development on prior events being less than expected based on our loss development patterns. Low levels of reported losses have allowed us to reduce the expected ultimate losses on some older events such as the European floods of 2002, Hurricane Isabel which occurred in September 2003 and the California wildfires which occurred in October 2003.

•	There continued to be few reported claims in our Other Specialty category, and the development of the reported losses during the first nine months of 2004 was less than expected. The low level of loss development, combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction in ultimate losses of $14.2 million for prior years.

•	In the QQS category, based on additional information provided by ceding companies, we reduced our expected gross loss ratio for prior years. This resulted in a reduction of $8.6 million in estimated gross ultimate losses for the first nine months of 2004. The reduction was due to downward revisions in the loss ratio projections provided by the syndicates. Offsetting some of the change in gross losses however, was a reduction in our estimated recovery ratio on reinsurance purchased by the QQS syndicates. The combined effect of these adjustments was a $5.9 million decrease in net losses related to prior years.

      Other than the matters described above, we did not make any significant changes in the assumptions used in our loss reserving process during the nine months ended September 30, 2004. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

      At September 30, 2004 we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Policies later in this section.

      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at September 30, 2004 and 2003 was $573.1 million and $220.3 million, respectively.

      Management has determined that the best estimate for net loss and loss adjustment expense reserves at September 30, 2004 and 2003 was $517.4 million and $212.7 million, respectively.

      The following are management’s estimates of ranges of likely outcomes around their best estimates of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves as at September 30, 2004

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$184.7	$246.3	$307.9
Property Catastrophe	141.5	176.8	212.1
Other Specialty	66.5	88.7	110.9
Qualifying Quota Share	52.1	61.3	70.5

Total		$573.1

Net Loss and Loss Adjustment Expense Reserves as at September 30, 2004

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$167.5	$223.3	$279.1
Property Catastrophe	119.4	149.3	179.2
Other Specialty	66.5	88.7	110.9
Qualifying Quota Share	47.7	56.1	64.5

Total		$517.4

      A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. The uncertainty associated with the third quarter of 2004 loss estimates was further increased since several catastrophes occurred near the end of the quarter. Due to the lag in claims reporting from the primary insurers, we based our loss estimates on a combination of cedant advices and modeled information. It is conceivable that in view of the high attachment points of most of our business that there could be no increase in the reserve for losses already incurred at September 30, 2004, and in addition that there may be no further losses reported. Therefore, the IBNR element of the above reserve ranges could turn out to be minimal. By contrast, a minimal amount of new loss advices could cause our ultimate incurred losses to significantly exceed the high end of the reserve ranges. Additionally, the reporting lag associated with our proportional business, including the QQS contracts, further increases the uncertainty of our ultimate loss estimate.

Net Foreign Exchange Gains (Losses)

      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gain in the first nine months of 2004 is primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

      Acquisition costs and general and administrative expenses were $149.5 million and $140.1 million for the nine months ended September 30, 2004 and 2003, respectively, representing expense ratios of 25.2% and 26.8%, respectively.

      Profit commission expensed was $4.8 million and $16.4 million for the nine months ended September 30, 2004 and 2003, respectively. Profit commission expense has declined substantially as compared to the same period in 2003 due to the increase in loss and loss adjustment expenses related to the catastrophes which incurred during the third quarter of 2004. The expense ratio for the nine months ended September 30, 2004 and 2003 would have been 24.3% and 23.7%, respectively, excluding the effect of profit commission. Profit commission expense will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates.

      For the nine months ended September 30, 2004 and 2003, acquisition costs incurred, excluding profit commission were $107.3 million and $90.8 million, respectively, which was principally comprised of brokerage commissions payable on our insurance and reinsurance contracts of $51.7 million and $47.1 million respectively, as well as commissions payable to ceding insurers and other costs of $55.6 million and $43.7 million, respectively.

      Acquisition costs, excluding profit commission as a percentage of gross premiums earned, were 16.7% and 16.9% for the nine months ended September 30, 2004 and 2003, respectively. For the remainder of 2004 the acquisition cost ratio, excluding profit commissions, may vary due to the mix of business written and estimated loss experience.

General and Administrative Expenses

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Nine Months
	Ended
	September 30,

	2004	2003

Fixed expenses, excluding share options	$26.1	$21.5
Current and deferred incentive compensation	9.5	8.2
Fair value of share options expense	1.8	3.2

Total General and Administrative expenses	$37.4	$32.9

      The increase in general and administrative expenses between the first nine months of 2004 and the same period in 2003 partially relates to an increase in fixed expenses consisting of increased professional fees, employment costs, premises and office expenses due to the occupation of additional office space, consistent with the increase in staff numbers. This increase is partially offset by a reduction in current and deferred incentive compensation expense as our projected results have decreased due to the catastrophes which incurred during the third quarter of 2004.

      For the nine months ended September 30, 2004, the PUP expense included in current and deferred incentive compensation was higher than the same period in 2003 as a result of a combination of factors. The factors that affect the calculation of the PUP expense in 2004 consist of an increase in our share price from September 30, 2003 to September 30, 2004 and the inclusion of an additional accrual for the 2004-2006 performance period, offset by a decrease in the harvest ratio used in calculating the expense for the 2002-2004 and the 2003-2005 periods as our results have been affected by the 2004 catastrophes. As our results evolve, we may need to increase or decrease our harvest ratio used in the expense calculation which could either reduce or increase the PUP expense.

      The fair value of share options expense has decreased compared to the prior period as a portion of the outstanding share options has become fully vested and expensed.

Net Investment Income

      Net investment income for the nine months ended September 30, 2004 and 2003 was $49.6 million and $35.7 million, respectively. Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds of $11.3 million and $10.9 million, respectively, and investment management and custodian fees of $1.7 million and $2.1 million, respectively, for the nine months ended September 30, 2004 and 2003. Investment management fees are paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged are consistent with those that would have been charged by a non-related party. The investment management and custodian fees have decreased as compared to the same period last year as the investment management fee structure has been revised during the first quarter of 2004, resulting in a lower expense for our current portfolio mix. The fees could change during the remainder of 2004 as our mix of investments changes.

      Based on the weighted average monthly investments held, and including net unrealized gains (losses) of $(3.0) million and $6.5 million for the nine months ended September 30, 2004 and 2003, respectively, the total investment return was 2.0%, and 2.5%, respectively. Net unrealized losses at September 30, 2004 included a $5.1 million unrealized gain related to our investment in Aspen Insurance Holdings Limited. In 2004, as expected, our investment income has increased as a result of our larger investment portfolio.

      The investment portfolio has been growing along with our capital base, driven by positive cash flow consistent with the low level of paid losses, offset somewhat by lower interest rates. The catastrophes that occurred during the third quarter of 2004 reduced our capital but did not have an immediate impact on the size of our investment portfolio. However, during the remainder of the year we expect to pay substantial claims related to the catastrophes and, as such, the portfolio may shrink which may lead to minimal growth or a reduction in net investment income for the remainder of the year.

      We did not experience any other than temporary impairment charges relating to our portfolio of investments for the nine months ended September 30, 2004 and 2003. We believe that the gross unrealized losses relating to our fixed maturity investments at September 30, 2004 of $6.4 million resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $0.3 million at September 30, 2004 are temporary based on an analysis of the individual investments.

Financing Expense

	Nine Months
	Ended
	September 30,

	2004	2003

Fees — letter of credit facilities	$1.4	$0.7
Interest — Senior Notes	11.5	2.6
Interest — term loan and revolving facilities	—	2.2

Total Financing Expense	$12.9	$5.5

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section. These fees may increase for the remainder of the year as we anticipate that reinsureds will be requesting additional security as a result of the third quarter catastrophes.

      We paid interest expense during the nine months ended September 30, 2004 of $15.8 million related to the Senior Notes. We also paid interest expense during the nine months ended September 30, 2003 of $2.8 million related to the term-loan and revolving facilities only and incurred interest expense during this period of $2.2 million at an average rate of 2.2%.

Net Realized Gains (Losses) on Investments

      Net realized gains on investments for the nine months ended September 30, 2004 and 2003 were $5.2 million and $6.3 million, respectively, which were due to net gains realized from the sale of fixed maturity and equity investments.

Comprehensive Income

      Comprehensive income for the nine months ended September 30, 2004 and 2003 was $134.9 million and $313.8 million respectively, which includes the $137.9 million and $307.3 million of net income described above, and $(3.0) million and $6.5 million, respectively, of net change in unrealized gains (losses) on investments and currency translation adjustments for 2004 and 2003, respectively.

Financial Condition and Liquidity

      We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. We have initiated a regular dividend program of $0.34 per share per quarter and declared a dividend to shareholders of record at September 30, 2004. We expect to continue the payment of dividends in the future but we cannot assure that such payments will continue. Any determination to pay any future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

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

Capital Resources

      Our shareholders’ equity at September 30, 2004 was $1,663.5 million, of which $506.2 million was retained earnings. Our capital base has remained almost unchanged since December 31, 2003 as our retained earnings have been almost offset by dividends and net repurchases of our common shares. Our contractual obligations and commitments are set out below as at September 30, 2004.

Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$385,898	$15,313	$30,625	$30,625	$309,335
Net Loss and Loss Adjustment Expense Reserves	517,390	328,841	142,822	30,634	15,093
Operating leases	13,530	2,421	2,565	507	8,037
Commitment for new premises (Loan)	19,000	—	19,000	—	—

Total	$935,818	$346,575	$195,012	$61,766	$332,465

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

      Montpelier Re entered into a Memorandum of Intent and Understanding (“MIU”) on December 17, 2003 to develop a construction project (the “Project”) to build a commercial building in Bermuda with a mixture of office, residential and retail use. At the time of entry into the MIU, Montpelier Re intended to finalize the related Construction Loan Agreement and Agreement for Lease during 2004 and obtain consent to hold 20% of the shares of the company which would undertake the Project and own the building. Under the MIU, the terms of the Construction Loan would provide that Montpelier Re loan $19.0 million to the landlord for the costs of the Project during the period of construction, commencing upon finalization of all agreements. Subsequent to the Project’s completion, which is estimated to be thirty months from the commencement of construction, Montpelier Re intended to enter into a 22 year long-term lease for the major portion of the Project, pursuant to which it would be required to pay rent in the amount of $300 per annum upon finalization of all agreements and thereafter during the construction period and $400 per annum upon finalization of the Project and occupation of the building. Construction commenced during the first quarter of 2004, and at September 30, 2004, no amounts were due or payable by Montpelier Re. During the second quarter of 2004, Montpelier Re initiated discussions with the prospective landlord regarding the possibility of converting the loan and lease arrangement contemplated by the MIU to a straight lease arrangement. These discussions are continuing, and no definitive agreement has been reached with respect to amending the MIU or entering into an alternative arrangement.

      The table above includes the estimated timing of the payment of estimated future cash flows for net loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at September 30, 2004. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business we expect that gross and net loss and loss adjustment expenses will be settled during the same time period. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expenses section in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. These estimated obligations will be funded through existing cash and investments.

      We may issue additional debt or equity as circumstances warrant. In this regard, on February 12, 2004 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $500.0 million of debt, trust preferred and/or equity securities. The registration statement has been declared effective and should provide us with significant flexibility with respect to our access to the public capital markets. Also included in the registration statement were 31,665,460 common shares which may be offered for sale by our shareholders, and from the sale of which we will receive no proceeds but may have to pay related expenses. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.

      Under the Form S-3 discussed above, on March 17, 2004, and April 6, 2004, the Company completed two secondary offerings of 4,785,540 and 4,000,000 common shares, respectively. Original investors sold an average of 25.0% and 31.8% of their holdings, respectively. The secondary offerings did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offerings but was required to pay offering expenses of approximately $0.5 million for each secondary offering, which are included in general and administrative expenses for the nine months ended September 30, 2004.

      On May 26, 2004 our Board of Directors approved a plan to repurchase up to $150.0 million of our common shares from time to time depending on market conditions during a period up to 24 months. On June 2, 2004, we repurchased 1,263,865 common shares at $34.50 per common share. The closing market price per share on May 28, 2004 was $34.88. The purchase price totaled $43.6 million and was funded using existing cash on hand. On August 5, 2004, we repurchased a further 625,000 common shares at $35.00 per common share. The closing market price per common share on August 3, 2004 was $35.43. The purchase price totaled $21.9 million and was funded using existing cash on hand. See Part II, Item 2 below.

      Our Chairman, President and Chief Executive Officer has adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of our common shares owned by him. Pursuant to this plan, options for 350,000 common shares were exercised during the nine months ended September 30, 2004 at the exercise price of $16.67, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $5.8 million. Subsequent to September 30, 2004, options for an additional 100,000 common shares were exercised at the exercise price of $16.67. The plan will cover the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan.

Credit Facilities ($ in thousands)

	Credit Line	Usage		Expiry Date	Purpose

Letters of Credit Facilities:
One facility — Total	$450,000		$259,139	May 2007	Required security for reinsureds
Revolving line of credit	$50,000	$	Nil	May 2007	General corporate purposes

      In the normal course of business, we provide security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit issued by a bank at our request. In order for us to write Lloyd’s Qualifying Quota Share business, we must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004 the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility for the account of MontpelierRe in favor of Lloyd’s or certain U.S. ceding companies (“Tranche A”) in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies only (Tranche “B”) in an amount of up to $200.0 million of which up to $50.0 million may be used by us as a revolving line of credit for general corporate purposes. This agreement replaces the Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank discussed below. Letters of credit issued under this facility at September 30, 2004 were $259.1 million and are secured by cash and investments of approximately $285.1 million. On October 28, 2004, we exercised an option to increase the aggregate amount of Tranche B by $50.0 million to $250.0 million as we anticipate that reinsureds will be requesting additional security as a result of the third quarter catastrophes.

      We expect this increased letter of credit facility to be sufficient to support Montpelier Re’s estimated obligations for the next 12 months in the absence of a very major catastrophe. The Letter of Credit Facility Agreement contains covenants that limit our and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement also requires us to maintain specific financial ratios and Montpelier Re to maintain certain credit ratings. If we or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and we would not be able to borrow under the revolving line of credit. For the nine months ended September 30, 2004 we were in compliance with all covenants.

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the nine months ended September 30, 2004 and 2003, Montpelier Re satisfied these requirements.

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

Investments

      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at	As at
	September 30, 2004	December 31, 2003

Fixed maturities, at fair value	$2,277,253	$1,976,165
Equity investments, at fair value	40,276	37,564
Other investments	109,463	84,354
Cash and cash equivalents, at fair value	171,609	139,587

Total Invested Assets	$2,598,601	$2,237,670

      Because a significant portion of our contracts provide short-tail reinsurance coverage for damages resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government and agency bonds, corporate debt securities and mortgage-backed and asset-backed securities.

      The market value of our portfolio of fixed maturity investments at September 30, 2004 comprises U.S. government and agency bonds (66%), investment grade corporate debt securities (29%) and mortgage-backed and asset-backed securities (5%). All of the fixed maturity investments currently held by us were publicly traded at September 30, 2004. Based on the weighted average monthly investments held, and including net unrealized gains, our total return on investments for the nine months ended September 30, 2004 was 2.0%. This return was partially due to the unrealized gain on our investment in Aspen at September 30, 2004 of $5.1 million. The average duration of our invested asset portfolio was 2.2 years and the average rating of the portfolio was AA+ at September 30, 2004. If the right conditions arise in 2004, we may deploy further capital in strategic investments or investment classes other than existing classes.

      On July 27, 2004, the Company funded the full amount of its commitment to invest an aggregate of $20.0 million as part of an investor group acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) for $1.35 billion. The investment was completed on August 2, 2004 pursuant to a Stock Purchase Agreement.

Loss and Loss Adjustment Expense Reserves

      For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for IBNR. Net loss and loss adjustment expense reserves at September 30, 2004 was $517.4 million.

      Significant assumptions are required to be made when establishing loss reserves. For additional information concerning loss and loss adjustment expenses see the Summary of Critical Accounting Policies section included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

Cash Flows

      In the nine months ended September 30, 2004, we generated an operating net cash inflow of $471.7 million, primarily relating to premiums net of acquisition costs received by Montpelier Re. We paid losses of $74.5 million during the nine months ended September 30, 2004. We invested a net amount of $305.1 million during the nine months ended September 30, 2004, and had a cash balance of $171.6 million at September 30, 2004. The increase in liquidity has resulted from net premiums received combined with a low level of paid claims to date. However, due to the catastrophes that occurred during the third quarter of 2004 we expect that our level of paid claims will increase substantially during the remainder of the year.

      Our liquidity depends on operating, investing and financing cash flows as described below.

      Our sources of funds primarily consist of the receipt of cash dividends from Montpelier Re and their primary sources of funds consist of net premiums received, investment income and proceeds from sales and maturities of investments.

      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and for future authorized share repurchases. In the first nine months of 2004 we purchased reinsurance protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings. In addition, we also purchased reinsurance protection for our casualty book. For the whole of 2004 we expect that our purchase of reinsurance will rise modestly as compared to 2003 but is expected to be approximately 10% of gross premiums written. This includes estimated ceded reinstatement premiums which have resulted from the third quarter catastrophes.

      Our cash flows from operations represent the difference between premiums collected and investment earnings realized, and the loss and loss adjustment expenses paid, underwriting and other expenses paid and investment losses realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested the majority of cash flows not required for operating purposes but have also paid out dividends and repurchased common shares during 2004 as discussed above.

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

      We intend to manage these risks by structuring our investment portfolio in such a way as to provide liquidity to be able to pay substantial claims on short notice resulting mainly from catastrophe losses, as well as to pay losses arising from existing reserves for loss and loss adjustment expenses. No assurance can be given, however, that we will successfully be able to do so. If our calculations with respect to our reinsurance liabilities are incorrect, we could be forced to liquidate investments potentially at a significant loss.

      The estimated fair value of fixed maturity, equity, other investments and our cash and cash equivalents balance was $2,598.6 million as of September 30, 2004, compared to $2,237.7 million at December 31, 2003. The primary cause of this increase was the receipt of $545.3 million in premiums net of acquisition costs, net investment income of $49.6 million and net realized gains on investments of $5.2 million for the nine months ended September 30, 2004, offset by paid claims, the payment of general and administrative expenses, the payment of dividends and the repurchase of some of our common shares.

      For the period from inception until September 30, 2004, we have had sufficient cash flow from operations to meet our liquidity requirements. We have generated cash flows from operations since our inception significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance operations we have used such capital to invest in new opportunities and returned additional capital to shareholders in the form of dividends or share repurchases under certain circumstances.

Summary of Critical Accounting Policies

      See also the discussion of the Company’s Summary of Critical Accounting Policies included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2003.

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

      Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written premiums when the loss event occurs, and are recognized as earned premium ratably over the remaining contract period. Accrual of reinstatement premiums are based on our estimate of loss and loss adjustment expense reserves, which involves management judgment as described below. Reinstatement premiums are accrued on estimated ultimate losses which include reserves for losses incurred but not reported when they can be identified on an individual contract basis.

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

      A total of 936,000 performance units were authorized and issued under the PUP at September 30, 2004 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply) covering the three performance periods, 2002-2004, 2003-2005 and 2004-2006.

      For the 2002-2004 cycle, the target combined ratio is 70% for a 100% harvest ratio. To date we have experienced a better than 70% combined ratio for this three-year performance period. Taking into account our results to date as well as the estimated combined ratio for the remainder of the 2004 period, we have adjusted the harvest ratio for this performance period from 160% at June 30, 2004 to 121% at September 30, 2004. This resulted in a decrease in the PUP liability and PUP expense during the third quarter of 2004.

      For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of a combined ratio of 72% over the period combined with the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced a combined ratio slightly less than 72% for this three-year performance period. Taking into account our results to date as well as the estimated combined ratio for the remainder of the 2004 and 2005 periods, we have adjusted the harvest ratio for this performance period from 135% at June 30, 2004 to 97% at September 30, 2004. This resulted in a decrease in the PUP liability and PUP expense during the third quarter of 2004.

      For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of a combined ratio of 72% over the period combined with the achievement of an annual total return to shareholders of 18% as measured over the period. Consistent with our accounting policy, we are estimating the PUP liability and PUP expense using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the PUP liability at June 30, 2005 and each quarter thereafter.

      As at September 30, 2004, the following table summarizes the impact of potential share price changes and potential adjustments to the harvest ratio used in the liability calculation on the amount of liability and expense recorded for each of the three-year cycles ($ in millions):

		Increase/Decrease in PUP
	Increase/Decrease in PUP	Accrual Resulting from a
	Accrual Resulting from a	5% Increase/Decrease in
	$1 Increase/Decrease in	the Estimated Harvest
PUP Performance Period	the Share Price*	Ratio Applied**

2002-04	0.3	0.4
2003-05	0.2	0.4
2004-06	0.1	0.2

*	Based on estimated harvest ratios applied at September 30, 2004

**	Based on the share price of $36.68 at September 30, 2004

      An estimated 1% change in the estimated combined ratio is approximately equivalent to a 5% change in the harvest ratio for the respective performance period.

      Depending on our results in the remainder of 2004, the harvest ratio may either be increased or decreased for the 2002-2004 or 2003-2005 performance cycles which would affect the PUP liability and PUP expense in 2004. Final determination of actual performance and the amount of payment is at the sole discretion of the Compensation and Nominating Committee of the Board of Directors.

Currency

      We write a portion of our business, receive premiums and pay losses in currencies other than U.S. dollars and may maintain a small portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. We may experience foreign exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

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

      As at September 30, 2004, the impact on our portfolio of fixed maturity investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.2% or approximately $(53.5) million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.0% or approximately $48.4 million.

      As at September 30, 2004, we held $110.4 million, or 4.5% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

      Foreign Currency Risk. A significant portion of our business is insuring or reinsuring risks in currencies other than the U.S. dollar. Accordingly, we are exposed to fluctuations in the rates of these currencies. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At September 30, 2004 we did not have any outstanding forward foreign currency exchange contracts.

      Our functional currency is the United States dollar. The British pound is the functional currency of our wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited (“MMSL”). Accordingly, MMSL’s assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenue and expenses of MMSL are translated at average exchange rates during the period. The effect of translation adjustments at the end of the period is not included in our consolidated results of operations but is included in accumulated other comprehensive income, a separate component of shareholders’ equity. On a consolidated basis, MMSL does not generate significant revenue and expenses and, therefore, the effects of changes in exchange rates during the period are not significant.

      Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At September 30, 2004, all fixed maturity investments that we held were investment grade.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      Below is a summary of stock repurchases for the quarter ended September 30, 2004.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet
	of Shares	Paid Per	Publicly Announced	Be Purchased Under the
	Purchased	Share	Plans or Programs (1)	Plans or Programs(1)

July 1, 2004 through July 31, 2004	—	$—	—	$106,396,657
August 1, 2004 through August 31, 2004	625,000	35.00	625,000	84,521,657
September 1, 2004 through September 30, 2004	—	—	—	84,521,657

Total	625,000	$35.00	625,000	$84,521,657

        (1) On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      (a) None.

      (b) None.

Item 6.	Exhibits

      (a) Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002(incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.12	Amended Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Re and Banc of America Securities LLC and a syndicate of lending institutions, dated May 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2004).
10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.15	Severance Plan, dated as of August 27, 2004, between certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).
31.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ ANTHONY TAYLOR

Name: Anthony Taylor

Title:	Chairman, President and Chief Executive Officer

November 3, 2004.

Date

By:	/s/ NEIL MCCONACHIE

Name: Neil McConachie

Title:	Treasurer and Chief Accounting Officer

November 3, 2004.

Date