Form 10-K
period 2004-12-31
MONTPELIER RE HOLDINGS LTD
filed 2005-03-04
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 001-31468

Montpelier Re Holdings Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-0428969 (I.R.S. Employer Identification No.)

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

     As of March 1, 2005, the Registrant had 62,231,232 common voting shares outstanding, with a par value of 1/6 cent per share.

     The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2004 was $1,528,041,925 based on the closing sale price of the common shares on the New York Stock Exchange on that date.

Documents Incorporated by Reference

     Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 20, 2005 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MONTPELIER RE HOLDINGS LTD.
INDEX TO FORM 10-K

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

     Important events and uncertainties that could cause the actual results, future dividends or future repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; our short operating and trading history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the estimates reported by syndicates under existing QQS contracts; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the impact of terrorist activities on the economy; competition resulting from: growing capital levels in the reinsurance industry, in some cases, declining demand due to, among other things, increased retentions by cedants, and other factors; and rating agency policies and practices. The Company’s forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. These and other events that could cause actual results to differ are discussed in detail in “Risk Factors” contained in Item 1 of this filing.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.

Item 1. Business

General

     The Company was incorporated under the laws of Bermuda on November 14, 2001. The Company, through its principal operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a provider of global property and casualty reinsurance and insurance products. On July 23, 2004, the Company incorporated Montpelier Agency Ltd. (“MAL”), another wholly-owned subsidiary, to provide insurance management services. MAL has not yet commenced operations. Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001 to provide business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, is the registered holder of certain types of securities, including United States equity securities.

     Montpelier Re has assembled a senior management team with significant industry expertise and longstanding industry relationships. We seek to identify attractive reinsurance and insurance opportunities by capitalizing on our management’s significant underwriting experience, using catastrophe modeling software and our proprietary risk pricing and capital allocation models. For the year ended December 31, 2004, we underwrote $837.0 million in gross premiums, which was spread between various classes of business and geographic areas. We have well-established market relationships with insurance and reinsurance affiliates of the world’s top insurance brokers including Marsh & McLennan Companies Inc. (“Marsh”), Aon Corporation (“Aon”), Benfield plc (“Benfield”) and Willis Group Holdings Ltd. (“Willis”), among others.

     We write the following three lines of business: property specialty, property catastrophe and other specialty. We also previously wrote qualifying quota share (“QQS”) business in 2002 and 2003 which was not renewed in 2004. These categories are described below:

•	The property specialty category includes risk excess of loss, property pro-rata and direct insurance and facultative reinsurance business.

•	Property catastrophe reinsurance contracts are typically “all risk” in nature and provide protection against losses from earthquakes and hurricanes, as well as other natural or man-made catastrophes such as floods, tornadoes, fires and storms. The property catastrophe category also includes retrocessional contracts, which are reinsurance protections of other reinsurers, also called retrocedants. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers.

•	Our other specialty category includes aviation, marine, personal accident catastrophe, workers compensation catastrophe, terrorism, other casualty and other reinsurance business.

•	We also participated in three QQS arrangements for the 2002 and 2003 underwriting years that were whole account quota share reinsurance contracts of certain Lloyd’s syndicates. We did not write this business in 2004.

     We will pursue other opportunities in the upcoming year as they arise.

Corporate Strategy

     We aim to maximize sustainable long-term growth in shareholder value by pursuing the following strategies:

     Manage Capital Prudently and Maintain a Disciplined Balance Sheet. We focus on generating underwriting profits while maintaining a disciplined balance sheet. We aim to manage our capital prudently relative to our risk exposure in an effort to maximize sustainable long-term growth in shareholder value. Our capital management strategy emphasizes the appropriate use of leverage (borrowings) to augment capital when it can be fully and profitably used to support our underwriting. Also as part of our capital management strategy, if we have idle or excess capital, we may reduce leverage and consider additional dividends and share repurchases to return capital to our owners. On February 25, 2005 we declared a special dividend in the amount of $5.50 per common voting share or approximately $390.0 million in aggregate, payable on March 31, 2005 to shareholders of record on March 15, 2005. In addition, we may consider other capital initiatives during 2005.

     Enhance Our Lead Position With Brokers and Cedants. We often take a lead position in underwriting treaties. Doing so enhances our access to superior business. Through the use of sophisticated underwriting tools, our underwriters seek to identify those exposures which meet our objectives in terms of return on capital and underwriting criteria. By leading reinsurance programs, we believe our underwriters attract, and can selectively write, exposures from a broad range of business in the marketplace which has allowed us to build a substantial book of reinsurance business exhibiting superior performance.

     Combine Subjective Underwriting Methods With Objective Modeling Tools. We intend to exploit pricing inefficiencies that may exist in the market from time to time. To achieve this, we disseminate market information to our entire underwriting team and facilitate personal contact among all underwriters. Generally, our underwriters use sophisticated property risk modeling tools, both proprietary and third party, together with their market knowledge and judgment, to achieve the highest available price per unit of risk assumed by our portfolio.

     Develop and Maintain a Balanced Portfolio of Reinsurance Risks. We aim to maintain a balanced portfolio of primarily property related risks, diversified by class, product, geography and marketing source. We actively seek to grow income in classes experiencing attractive conditions and avoid classes suffering from intense price competition or poor fundamentals. Our approach to new business is flexible and dynamic because we have a centralized underwriting team in Bermuda, as opposed to a large decentralized structure that might encourage writings in particular geographic areas or product classes in order to justify previous commitments. We underwrite a variety of different products, and seek to avoid a focus on any particular region or class of business. We employ risk management techniques to monitor correlation risk and seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We utilize industry modeling tools to stress test the portfolio by simulating large loss events. We believe a more balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value.

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

Reinsurance and Insurance Products

     General. The majority of the reinsurance products we seek to write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedant. Accordingly, we review and analyze the cedant’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. We also write direct insurance and facultative reinsurance contracts where we reinsure individual risks on a case-by-case basis.

     Our contracts can be written on either a quota share, also known as proportional or pro-rata basis, or on an excess of loss basis. With respect to quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedant. In the case of reinsurance written on an excess of loss basis, we generally receive the premium for the risk assumed and indemnify the cedant against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the cedant.

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

     Premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premium written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property specialty and other specialty lines are written throughout the year. Written premiums are generally lower during the fourth quarter of the year than other quarters. Gross premiums written for pro-rata programs are initially booked as estimates and are adjusted as actual results are reported by the cedants during the period. Earned premiums do not necessarily follow the written premium pattern as certain premiums written are earned ratably over the contract term, which is ordinarily twelve months, although many pro-rata contracts are written on a risks attaching basis and are generally earned over a 24 month period which is the risk period of the underlying (12 month) policies. Premiums are generally due in installments.

     We believe our most significant opportunities are in the short-tail property exposed business with higher levels of attachment, and in our specialty lines, particularly in the casualty area. Details of gross premiums written by line of business are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Property Specialty. Contracts in this category include risk excess of loss, property pro-rata and direct insurance and facultative reinsurance. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property risk coverages are written on an excess of loss basis, which provides the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract.

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

     To a lesser extent we also write retrocessional coverage contracts, which provide reinsurance protection to other reinsurers, also called retrocedants. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts typically carry a higher degree of volatility than reinsurance contracts as they protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received directly from primary companies. Furthermore, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant may alter their book of business after retrocessional coverage has been bound.

     Other Specialty. We also write specialty risks such as aviation liability, aviation war, marine, personal accident catastrophe, worker’s compensation catastrophe, terrorism, other casualty and other reinsurance business. We have entered into agreements with the Overseas Private Investment Corporation (“OPIC”) to form an insurance facility to underwrite stand-alone terrorism insurance products. We aim to control our risk by writing predominantly short-tail lines of business. Aviation contracts are primarily written on a retrocessional excess of loss basis. As respects terrorism, a limited number of direct risks, reinsurance treaties and national pools are written as well.

     Our casualty portfolio of risks focuses on selected classes, with an initial emphasis on casualty clash excess of loss reinsurance business. Under a casualty clash reinsurance agreement, the ceding insurer retains an amount which is generally higher than the limit on any one reinsured policy. Thus, two or more coverages or policies issued by the ceding insurer generally must be involved in a loss for coverage to apply under the reinsurance agreement. In addition, we also write UK employers liability coverage and excess auto liability coverage in the U.S. In 2004, we also wrote professional indemnity casualty reinsurance, predominantly medical malpractice and errors and omissions business, on an excess of loss basis.

     Coverage for worker’s compensation and personal accident catastrophe contracts are generally written to restrict recoveries by the cedant unless normally at least a minimum of ten insured persons are involved in the same event. This business is generally written to provide coverage worldwide. There has been more competition in these areas but less so on the upper layers which we write as price levels remain favorable.

     A very high percentage of the reinsurance and insurance contracts that we write do not provide coverage for losses arising from acts of terrorism caused by nuclear, biological or chemical attack. With respect to personal lines risks, losses arising from acts of terrorism occasioned by causes other than nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis, for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others or where an act of terrorism does not meet the definition of “act of terrorism” set forth in the Terrorism Risk Insurance Act of 2002. The Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law establishes a federal assistance program that will continue through the end of 2005 to help the commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. Although there has been limited take-up from commercial policyholders to date there remains an uncertainty of the future of terrorism coverage should the U.S. government not renew the program after December 31, 2005. We have written a number of insurance and reinsurance contracts providing coverage solely for losses arising from acts of terrorism. We have done so only in instances where we believe we are able to obtain pricing that adequately covers our exposure. These contracts nearly always exclude coverage protecting against nuclear, biological or chemical attack.

     We pursue specialty reinsurance on a disciplined and opportunistic basis. We target short-tail lines of business, often with low frequency, high severity profiles similar to catastrophe business. We also seek to manage the correlations of this business with property catastrophe through the use of CATM, our proprietary modeling system.

     Qualifying Quota Share. We provided whole account quota share reinsurance, or QQS reinsurance, to three Lloyd’s syndicates for the 2002 and 2003 underwriting years. We have not written any QQS contracts in 2004 and we do not anticipate doing so in 2005. We do not have exposure to underwriting in years prior to inception of the QQS contracts and such contracts are expected to be commuted after 36 months, the point at which the underwriting year is closed. We expect to commute the 2002 contracts during the first or second quarter of 2005.

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

     These ratings are not evaluations directed to investors in our securities or a recommendation to buy, sell or hold our securities. Our ratings are subject to periodic review by, and may be revised upward or downward or revoked at the sole discretion of the rating agencies and we cannot assure you that we will be able to retain these ratings.

Geographic Breakdown

     Since inception we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. The spread of these exposures is also a function of market conditions and opportunities. The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured ($ in millions):

Gross Premiums Written by Geographic Area of Risks Insured

Years ended December 31,	2004		2003		2002 (3)
USA and Canada	$375.6	44.9%	$381.8	47.1%	$204.1	33.6%
Worldwide (1)	249.7	29.8	227.6	28.1	309.9	51.0
United Kingdom and Ireland	58.9	7.0	50.4	6.2	13.1	2.2
Japan	36.5	4.4	32.8	4.1	20.6	3.4
Western Europe, excluding the United Kingdom and Ireland	36.1	4.3	35.3	4.4	20.9	3.4
Worldwide, excluding USA and Canada (2)	29.9	3.6	35.8	4.4	11.9	1.9
Others (1.5% or less)	50.3	6.0	46.0	5.7	27.2	4.5

Total	$837.0	100.0%	$809.7	100.0%	$607.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

(3)	During 2003, the Company refined the classification of gross premiums written between geographic areas. There was no effect on total gross premiums written.

     The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe. No such contracts were written in 2004.

Retrocessions

     For the years ended December 31, 2004 and 2003, we purchased retrocessional excess of loss protection against large risk losses on the direct insurance and facultative book and against small to medium-size catastrophes on the Company’s overall property writings. In addition, in 2004 we purchased retrocessional stop-loss protection against losses on our casualty writings. For certain pro-rata contracts, including some quota share contracts, the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers. We record our pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and record our proportionate share of amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded. For the year ended December 31, 2002, we recorded reinsurance premiums on qualifying quota share contracts only.

Underwriting and Risk Management

     Since our inception in 2001 we believe we have created a balanced portfolio of risks, diversified by class, product, geography and marketing source. We attempt to limit the amount of potential loss that may arise from a single catastrophic event. We also attempt to manage our exposure against clash and correlation among risks.

     Our underwriting team is led by our President and Chief Executive Officer, Anthony Taylor and Montpelier Re’s Chief Underwriting Officer, C. Russell Fletcher III. We underwrite to specific disciplines as set out by the Chief Underwriting Officer and approved by the Underwriting Committee of the Board of Directors, with the aim of maintaining the following principles:

•	Only accept risks with an acceptable return on allocated capital;

•	Generally assume excess of loss business with an attachment point above the expected level of attritional losses, thereby covering infrequent large losses;

•	Limit the scope of coverage on regular property classes to “traditional perils” and generally exclude perils or causes of loss that are difficult to measure such as cyber risks, pollution and nuclear, biological and chemical acts of terrorism;

•	Entertain difficult risks such as terrorism but only on a specific basis whereby exposures are carefully controlled through limits, terms and conditions and are appropriately priced;

•	Generally exclude “single risk” exposure from catastrophe and retrocessional business; and

•	Use risk assessment models from providers such as AIR Worldwide Corporation (“AIR”), EQECAT,

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

     We have implemented underwriting guidelines that are designed to limit our exposure to loss from any one contract. As part of our pricing and underwriting process, we also assess a variety of other factors, including, but not limited to:

•	The reputation of the proposed cedant and the likelihood of establishing a long-term relationship with the cedant;

•	The geographical location of the cedant’s original risks;

•	Historical loss data of the cedant and, where available, of the industry as a whole in the relevant regions, in order to compare the cedant’s historical catastrophe loss experience to industry averages; and

•	The perceived financial strength of the cedant.

     Our principal underwriting objective is to create a balanced portfolio of risks, diversified by class, product, geography and marketing source. To help us achieve this objective we have developed a sophisticated modeling tool to analyze and manage the reinsurance exposures we assume from cedants, called CATM. This proprietary computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM comprises risk assessment tools, exposure databases and intelligent systems, and assists us to price contracts according to actual exposures and estimate the amount of loss and volatility associated with the contracts we assume.

     CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors such as AIR, EQE and RMS. In addition, CATM serves as an important component of our dynamic financial analysis model which we use as a guide in managing our exposure to liability, asset and business risk.

     Historically, one reinsurer acted as the “lead” underwriter in negotiating principal policy terms and pricing of reinsurance contracts with a reinsurance broker. In the current environment, a consensus of price and terms is produced from a limited group of reinsurers, of which we are very frequently a part. We believe that our financial strength and the experience and reputation of our underwriters permits us to be a part of this limited group of reinsurers in underwriting many of our reinsurance contracts. We believe that being a part of this group will be an important factor in achieving longer-term success because we believe that this limited group of underwriters generally has greater influence in negotiation of policy terms, attachment points and premium rates than following reinsurers. In addition, we believe that reinsurers that are a part of this limited group are generally solicited for a broader range of business than other reinsurers and have greater access to preferred risks.

Marketing

     Business is produced through brokers and reinsurance intermediaries and, to a lesser extent, directly with cedants. We seek to establish an identity with brokers and ceding companies by providing: (1) prompt and responsive service on underwriting submissions; (2) innovative and customized insurance and reinsurance solutions to clients; and (3) timely payment of claims. Our objective is to build long-term relationships with brokers and ceding companies and provide financial strength and security. We expect to support the existing market as we build our reputation and brand. All brokerage transactions are entered into on an arm’s length basis. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

     The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

Gross Premiums Written by Broker

Years ended December 31,	2004		2003		2002 (2)
Marsh	$188.7	24.8%	$204.7	28.1%	$143.6	23.8%
Aon	166.9	21.9	145.9	20.0	92.7	15.4
Benfield (1)	133.9	17.6	147.1	20.2	163.1	27.0
Willis Group (1)	104.1	13.7	120.9	16.6	148.1	24.5
Other brokers	167.2	22.0	110.1	15.1	56.2	9.3

Total brokers	760.8	100.0%	728.7	100.0%	603.7	100.0%

Direct (no broker)	76.2		81.0		4.0

Total	$837.0		$809.7		$607.7

(1)	Includes QQS gross premiums written.

(2)	During 2002, we refined the broker classifications. There was no effect on total gross premium written.

     Montpelier Marketing Services (UK) Limited (“MMSL”), our marketing subsidiary in London, meets with brokers who are seeking new markets into which to channel their business or who desire a personal dialogue prior to rating and acceptance by our Bermuda underwriters. MMSL regularly conducts meetings with major London brokers, smaller brokers, UK cedants and international cedants visiting London. In addition, MMSL conducts trips to various countries around the world to visit with clients, prospects and markets.

Claims Management

     Claims management includes the receipt of loss notifications, the establishment of case loss reserves and approval of loss payments. Additionally, if considered necessary, claims audits may be conducted for specific claims and claims procedures at the offices of certain ceding companies. We recognize that fair interpretation of our reinsurance agreements with our customers and timely payment of covered claims is a valuable service to our clients and enhances our reputation.

Reserves

     We maintain loss and loss adjustment expense reserves to cover our estimated liability for both reported and unreported claims. We utilize a reserving methodology that calculates a point estimate for our ultimate losses, and we then develop a range around our point estimate. The point estimate represents management’s best estimate of ultimate loss and loss adjustment expenses. Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis and our loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

     The extent of reliance on management judgment in the reserving process differs as to whether the business is insurance or reinsurance and as to whether the business is written on an excess of loss or on a pro-rata basis.

     Loss reserve calculations for insurance business are not precise in that they deal with the inherent uncertainty of future contingent events. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation.

     Reserving for reinsurance business introduces further uncertainties. As predominantly a broker market reinsurer for both excess of loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedant and may include paid losses, estimated case reserves, and an estimated provision for incurred but not reported losses (“IBNR reserves”). Additionally, reserving practices and the quality of data reporting may vary among ceding companies which adds further uncertainty to the estimation of our ultimate losses.

     The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, may result in loss and loss adjustment expenses significantly greater or less than the reserves provided. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. We expect volatility in our results in periods that significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

     Management believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within assumed coverages on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that actual losses will not exceed our total reserves. Loss and loss adjustment expense reserve estimates and the methodology of estimating such reserves are regularly reviewed and updated as new information becomes known to us. Any resulting adjustments are reflected in income in the period in which they become known. For additional information on loss and loss adjustment reserves see Item Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investments

     We follow an investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. At December 31, 2004, our portfolio of fixed maturity investments comprised U.S. government securities (17.7%), U.S. government-sponsored enterprises securities (41.0%), Non U.S. government securities (0.9%), corporate debt securities (31.0%) and mortgage-backed and asset-backed securities (9.4%). All of our fixed maturity investments were publicly traded at December 31, 2004 and 99.8% were investment grade. The average duration of the portfolio was 2.2 years and the average rating of the portfolio was AA+ at December 31, 2004. The Company did not have an aggregate investment in a single entity other than the U.S. government securities and U.S. government-sponsored enterprises securities, in excess of 10% of the Company’s shareholders’ equity at December 31, 2004 or 2003. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company does face credit risk in respect of these holdings. We also hold a modest portfolio of publicly traded equity securities.

     In determining our investment portfolio allocation among different classes of securities, we consider the potential impact of various catastrophic events on our insurance and reinsurance portfolio and the corresponding liquidity needs. We take into account the need to service our liquidity needs in extreme circumstances by deploying the majority of our portfolio in fixed income securities. However, over longer time horizons, we believe some investment in common equity securities or alternative asset classes will enhance returns without significantly raising the risk profile of the portfolio. Our portfolio has been particularly weighted towards short-term fixed income securities to date. We expect that over time we will increase our exposure modestly to equities and, perhaps, to alternative asset classes such as hedge funds and private equity funds.

     Our Finance Committee and its investment sub-committee establish investment guidelines and supervise our investment activity. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. The Finance Committee regularly monitors the overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports the overall investment results to the Board of Directors. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They also include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.

     We have engaged White Mountains Advisors LLC, a wholly owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders, to provide investment advisory and management services. We pay investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. We incurred an average fee of 0.11%, 0.17% and 0.19% for the years ended December 31, 2004, 2003 and 2002, respectively. We expensed investment management fees of approximately $2.4 million, $3.2 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, and have recorded an amount payable for these services of approximately $0.7 million, $0.9 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at December 31,
	2004	2003
Fixed maturities, available for sale, at fair value	$2,325,273	$1,976,165
Equity investments, available for sale, at fair value	45,355	37,564
Other investments, at estimated fair value	117,453	84,354
Cash and cash equivalents, at fair value	110,576	139,587

Total Invested Assets	$2,598,657	$2,237,670

          Our net investment returns for the years ended December 31, 2004, 2003 and 2002 were as follows ($ in millions):

	2004	2003	2002
Fixed maturities	$82,180	$65,902	$44,137
Net amortization of premium/discount	(14,640)	(14,603)	(3,803)
Equity investments	1,300	407	—
Cash and cash equivalents	2,270	1,506	1,677
Securities lending	588	157	—

	71,698	53,369	42,011
Net investment expenses	(2,626)	(3,221)	(2,263)

	$69,072	$50,148	$39,748

     We have an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), a Bermuda –based holding company of Aspen Insurance UK Limited (“Aspen Re”). At December 31, 2004, we owned 4.0 million shares of Aspen, which represented approximately 5.8% of Aspen on an undiluted basis. Aspen completed their initial public offering on December 4, 2003. Our investment in Aspen is carried at quoted market value at December 31, 2004. At December 31, 2003 the shareholders agreement and other restrictions presented significant obstacles and uncertainties in the determination of the number of shares that could be reasonably expected to qualify for sale within one year. As a result of this illiquidity, at December 31, 2003 a portion of the total investment was considered restricted and was discounted. The aggregate unrealized gain is included in accumulated other comprehensive income. On February 3, 2005, the Company sold 1.5 million of its Aspen shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. The Company currently owns 2.5 million shares, or approximately 3.6% of Aspen.

     On August 2, 2004, we invested an aggregate of $20.0 million as part of an investor group acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value based on reported net asset values and other information available to management, with any unrealized gain or loss included in accumulated other comprehensive income.

     For additional information concerning the Company’s investments and reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

Competition

     The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, some of which have greater financial, marketing and management resources than we do. In particular, we compete with insurers that provide property-based lines of insurance and reinsurance, such as Aspen, ACE Tempest Re, Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Munich Re, PartnerRe Ltd., PXRE

Reinsurance Company, Renaissance Reinsurance Ltd., Swiss Re and XL Re. In addition, there are other Bermuda reinsurers, such as Allied World Assurance Company, Ltd., Arch Reinsurance Ltd., AXIS Specialty Limited, Endurance Specialty Insurance Ltd. and Platinum Underwriters Holdings Ltd. with whom we also compete. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

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

     Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have created alternative products such as catastrophe bonds that are intended to compete with reinsurance products. Additionally, we do see growing competition from hedge funds. We are unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

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

     Cancellation of Insurer’s Registration . An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

     Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Montpelier Re is at the Company’s principal executive offices in Hamilton, Bermuda, and Montpelier Re’s principal representative is Mr. Anthony Taylor. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to verbally notify the BMA immediately and, within 14 days of such notification, to make a report in writing to the BMA setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Montpelier Re, are required to be filed annually with the BMA. The independent auditor of Montpelier Re must be approved by the BMA and may be the same person or firm who audits Montpelier Re’s financial statements and reports for presentation to its shareholders. The auditor must notify the BMA in the event of its resignation or removal, or if there is material modification to a report on Montpelier Re’s statutory financial statements. Montpelier Re’s independent auditor is PricewaterhouseCoopers (Bermuda).

     Loss Reserve Specialist. As a registered Class 4 insurer, Montpelier Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense reserves. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

     Statutory Financial Statements. Montpelier Re must prepare and file annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Montpelier Re is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements of Montpelier Re are not prepared in accordance with U.S. GAAP and are distinct from the Company’s consolidated financial statements which, under the Companies Act, are prepared in accordance with U.S. GAAP. Montpelier Re, as a general business insurer, is required to submit their annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

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

          (A) $100 million;

          (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Montpelier Re but Montpelier Re may not deduct more than 25% of gross premiums when computing net premiums written); and

          (C) 15% of net loss, loss expense and other insurance reserves;

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

Employees

     As of March 1, 2005, we had 65 employees. Our employees are employed by Montpelier Re or by Montpelier Marketing Services (UK) Limited. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements.

     Many of our Montpelier Re employees, including all of our executive officers, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurances can be given in this regard. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.

Segment Information

     Management has determined that the Company operates in one segment only. The Company focuses on writing global property and casualty reinsurance and insurance business as described earlier.

Additional Information

     The Registrant’s website address is www.montpelierre.bm. The Registrant makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

     We were formed in November 2001, and we only have three full fiscal years of operating and financial history. As a result, there is limited historical financial and operating information available to help you evaluate our performance. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. Our historical financial results may not accurately indicate our future performance.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

     Our success will depend in substantial part upon our ability to attract and retain our principal employees. As of March 1, 2005 we have 65 full-time employees and depend upon them for the generation and servicing of our business. We rely substantially upon the services of Anthony Taylor, our Chairman, Chief Executive Officer and President of Montpelier Re and Russell Fletcher, our Chief Underwriting Officer of Montpelier Re. Although to date we have generally been successful in recruiting employees, our location in Bermuda may be an impediment to attracting and retaining experienced personnel, particularly if they are unable to secure work permits, as described below. Furthermore, although we are not aware of any planned departures, if we were to lose the services of members of our management team, our business could be adversely affected. We do not currently maintain key man life insurance policies with respect to our employees except for Anthony Taylor. We also may experience difficulty in attracting and retaining qualified independent directors in the increasingly regulated corporate governance environment.

Our ability to conduct our business may be adversely affected by Bermuda employment restrictions.

     Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees and persons holding positions recognised as key occupations where the particular business has a significant physical presence in Bermuda. A list of categories recognised as key occupations has recently been issued. Businesses may request that holders of posts in such categories be exempted from the term limits on work permits.

     Many of our Montpelier Re employees, including all of our executive officers, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurances can be given in this regard.

     None of our executive officers based in Bermuda are Bermudian. Of our employees in Bermuda, 37 are Bermudian. Anthony Taylor, our Chief Executive Officer, Russell Fletcher, our Chief Underwriting Officer, and Thomas Busher, our Chief Operating Officer, are working under work permits that will expire in 2010 and Kernan Oberting, our Chief Financial Officer, is working under a work permit which expires in 2009. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

     We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In addition, we have written and will continue to write some policies explicitly covering acts of terrorism. We have entered into agreements with the Overseas Private Investment Corporation (“OPIC”) to form an insurance facility to underwrite stand-alone terrorism insurance products. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from such risks occur, our financial condition and results of operation could be materially adversely affected.

Our financial condition could be adversely affected by the occurrence of disasters.

     We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results and our ability to write new business. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. Although we will attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations.

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

     Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. To the extent actual claims exceed our expectations we will be required to immediately recognize the less favorable experience as we become aware of it. This could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and reduction of capital. It is early in our history and the number and size of reported claims may increase, and their size could exceed our expectations.

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

     One of our founders, White Mountains, beneficially owns 19.4% (assuming the exercise of warrants) of our common shares. In addition, two of our directors are affiliated with White Mountains.

     Affiliates of White Mountains engage in certain commercial activities and transactions or agreements with us, which may give rise to conflicts of interest. We may also enter into commercial arrangements with related parties in the ordinary course of business. In addition, White Mountains conducts a reinsurance business through some of its subsidiaries, and we may compete with such subsidiaries for the same prospective clients. Our founders and their affiliates have also entered into agreements with and made investments in numerous companies that may compete with us. In particular:

•	Raymond Barrette, the lead director of our Board of Directors and a member of the Underwriting Policy Committee of our Board of Directors, is President and Chief Executive Officer of White Mountains Insurance Group.

•	John Gillespie, a member of our Board of Directors and Chairman of the Finance Committee of our Board, is Deputy Chairman of the Board of Directors of White Mountains Insurance Group. Mr. Gillespie is Chairman and President of White Mountains Advisors LLC, a wholly owned indirect subsidiary of White Mountains Insurance Group, which we have engaged to provide investment advisory and management services. In addition, Mr. Gillespie is either general manager or investment manager of various funds, which own less than 5% of our common shares.

•	Kip Oberting, our Chief Financial Officer, was previously employed by and is permitted to provide limited services to White Mountains Capital, Inc. or its affiliates, provided that such services do not interfere with his performance for the Company. Such services must be fully disclosed to the Company, and the Company may require Mr. Oberting to cease such services at any time. Long-term incentive awards granted by White Mountains Capital, Inc. to Mr. Oberting prior to his employment by the Company continue to vest.

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

     We purchased reinsurance for our own account in 2004 in order to limit the effect of large and multiple losses upon our financial condition, and we may seek to buy reinsurance in the future. This type of insurance is known as “retrocessional reinsurance.” A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance treaty with us could have a material adverse effect on us.

     From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance which they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or from entities with satisfactory creditworthiness.

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

     We market our reinsurance worldwide primarily through reinsurance brokers. For the year ended December 31, 2004, 90.9% of our gross premiums written were sourced through brokers. Subsidiaries and affiliates of Marsh, Aon, Benfield (one of our founders and a shareholder) and Willis provided 22.5%, 19.9%, 16.0% and 12.4% (for a total of 70.8%), respectively, of our gross premiums written sourced through brokers for the year ended December 31, 2004. Affiliates of two of these brokers, Aon and Marsh, have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

     Our functional currency is the U.S. dollar. We write a portion of our business, receive premiums and pay losses in foreign currencies and may maintain a small portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. A portion of our loss reserves are also in non-U.S. currencies. We may experience foreign exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

     At present we have no currency hedges in place, nor are we aware of any significant exposures to loss payments that will be paid in non-U.S. currencies. We intend to consider using hedges when we are advised of known or probable significant losses that will be paid in non-U.S. currencies. We can, therefore, choose to manage currency fluctuation exposure during the period between advice and ultimate payment. However, we would not normally hedge against this possible exposure for IBNR. Reserves for IBNR are a substantial part of our total loss reserves.

We are rated by rating agencies and a decline in our ratings could affect our standing among brokers and customers and cause our revenue and earnings to decrease.

     Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. A.M. Best assigned Montpelier Re a financial strength rating of “A” (Excellent), which is the third highest of fifteen rating levels. The objective of A.M. Best’s rating system is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our rating reflects A.M. Best’s opinion of the results of our operations capitalization and management. Montpelier Re has been assigned an “A3” (Good) rating by Moody’s Investors Service, the seventh highest rating of twenty-one rating levels. This rating reflects Moody’s opinion of the ability of Montpelier Re to punctually repay senior policyholder claims and obligations. Montpelier Re has been assigned an “A -” (Strong) financial strength rating by Standard & Poor’s, which is the seventh highest of twenty-one rating levels. The rating reflects Standard & Poor’s opinion of Montpelier Re’s ability to pay under its insurance policies and contracts in accordance with their terms. These ratings are not evaluations directed to investors in our securities or a recommendation to buy, sell or hold our securities. Our ratings are subject to periodic review by, and may be revised or revoked at the sole discretion of the rating agencies and we cannot assure you that we will be able to retain these ratings.

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

     Montpelier Re is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, our reinsurance clients will typically require us to post a letter of credit or other collateral. In order for Montpelier Re to write Lloyd’s QQS business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004 the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility for the account of Montpelier Re in favor of Lloyd’s or certain U.S. ceding companies (“Tranche A”) in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies only (Tranche “B”) in an amount of up to $200.0 million of which up to $50.0 million may be used by us as a revolving line of credit for general corporate purposes. On October 28, 2004, we exercised an option to increase the aggregate amount of Tranche B by $50.0 million to $250.0 million. In addition, effective December 23, 2004, Montpelier Re entered into a $50 million Letter of Credit Reimbursement and Pledge Agreement with HSBC Bank USA, National Association. The agreement is a one year secured facility that allows Montpelier Re to issue up to $50 million in letters of credit.

     If Montpelier Re were to become unable to obtain necessary credit, Montpelier Re could be limited in its ability to write business for certain of our clients.

Risks Related to Our Industry

Substantial new capital inflows into the reinsurance industry will increase competition.

     The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. reinsurers, many of which have greater financial, marketing and management resources than we have. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and some of these companies currently have more capital than we have. We also compete with financial products, such as risk securitization, the usage of which has grown in volume. Established competitors may be planning additional capital raising transactions. Ultimately, this competition could affect our ability to attract or retain business or to write business at premium rates sufficient to cover losses. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

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

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions and certain finite-risk insurance products could affect our business, results of operations and financial condition.

     Contingent commission arrangements and finite-risk reinsurance have become the focus of investigations by the Securities and Exchange Commission and numerous state Attorneys General. Finite-risk reinsurance has been defined as a form of reinsurance in which, among other things, the time value of money is considered in the product’s design and pricing, in addition to the expected amount of the loss payments.

     At this time, we are unable to predict the potential effects, if any, that these investigations may have upon the insurance and reinsurance markets and industry business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could adversely affect our business, results of operations and financial condition.

Competition in the insurance industry could reduce our operating margins.

     Competition in the insurance industry has increased as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market share through organic growth, mergers and acquisitions, and reorganization activities. As the insurance industry evolves, competition for customers may become more intense and the importance of acquiring and properly servicing each customer will grow. We could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins. There are also many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. In addition, hedge funds are increasingly participating in our markets through various structures. Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry.

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

     Congress has been discussing legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. companies having Bermuda affiliates. While currently there is no specific legislative proposal which, if enacted, would adversely affect us, Montpelier Re or our shareholders, legislative proposals could emerge that could conceivably have an adverse impact on us, Montpelier Re or our shareholders.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common shares began publicly trading on October 10, 2002 on the New York Stock Exchange under the symbol “MRH”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported in composite New York Stock Exchange trading.

	Price Range of
	Common Shares
Period	High	Low
2002
Fourth Quarter (beginning October 10, 2002)	$29.75	$21.40

2003
First Quarter	$30.35	$25.00
Second Quarter	$35.22	$27.60
Third Quarter	$33.35	$28.85
Fourth Quarter	$37.56	$30.14

2004
First Quarter	$39.25	$34.25
Second Quarter	$37.24	$32.85
Third Quarter	$37.79	$34.17
Fourth Quarter	$39.15	$35.19

2005
First Quarter through February 28, 2005	$42.17	$36.48

     The approximate number of record holders of ordinary shares as of March 1, 2005 was 74, not including beneficial owners of shares registered in nominee or street name.

Dividend Policy

     We initiated a regular dividend program of $0.34 per common voting share and warrant per quarter and declared our first dividend to shareholders and warrant holders of record at December 31, 2003 which was paid on January 15, 2004. The Board of Directors declared regular quarterly dividends of $0.34 per common voting share and warrant on March 2, 2004, June 16, 2004, September 17, 2004 and December 14, 2004. In addition, on February 25, 2005 we declared a special dividend in the amount of $5.50 per common voting share and warrant payable on March 31, 2005 to shareholders and warrant holders of record on March 15, 2005. We expect to continue the payment of dividends in the future but we cannot assure you that such payments will continue. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

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

Unregistered Sales of Equity Securities and Use of Proceeds

     There were no stock repurchases for the quarter ended December 31, 2004.

			(c)	(d)
			Total Number of	Approximate Dollar Value
	(a)	(b)	Shares Purchased as	of Shares that
	Total Number	Average Price	Part of Publicly	May Yet
	of Shares	Paid Per	Announced	Be Purchased Under the
	Purchased	Share	Plans or Programs (1)	Plans or Programs(1)
October 1, 2004 through October 31, 2004	—	$—	—	$84,521,657
November 1, 2004 through November 30, 2004	—	—	—	—
December 1, 2004 through December 31, 2004	—	—	—	—

Total	—	$	—	$84,521,657

(1)	On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 with respect to the Company’s Share Option Plan and Performance Unit Plan. The table does not include information with respect to the Montpelier Long-Term Incentive Plan, which is described below.

	Number of			Number of Securities
	Securities to be		Weighted-	Remaining Available for
	Issued Upon		Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding
	Warrants and Rights		Warrants and Rights	Securities Reflected in
Plan Category	(a)		(b)	Column (a)) (c)
Equity compensation plans approved by security holders	0		0	0

Equity compensation plans not approved by security holders(1)	3,794,500	(2)	$18.47	0

Total	3,794,500		$18.47	0

(1)	These compensation plans were approved prior to the Company’s October 2002 initial public offering of Common Shares.

(2)	Consists of 1,922,500 outstanding share options granted under the Share Option Plan and 1,872,000 Common Shares subject to the Performance Unit Plan. The number of Common Shares subject to the Performance Unit Plan shown in the table represents the maximum number of Common Shares that may be issued if the performance targets applicable to such units are achieved at the “maximum” level. If “target” performance levels are achieved, only half of these shares would be issued. The Compensation and Nominating Committee of the Board has discretion to settle these awards in cash, Common Shares or a combination of cash and Common Shares. Performance units do not require the payment of an exercise price. Accordingly, there is no weighted average exercise price for these awards.

     The following is a description of the Company’s equity compensation plans:

     Performance Unit Plan. Pursuant to the terms of the Performance Unit Plan, at the discretion of the Compensation and Nominating Committee, performance units may be granted to executive officers and certain other key employees. Performance units are conditional grants that entitle the recipient to receive, without payment to the Company, all, double, or a part of the target value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and can be denominated in Common Shares at market value and are payable in cash, Common Shares or a combination of both at the discretion of the Compensation and Nominating Committee. The performance target for full payment of performance units issued in the 2002-2004 performance cycle is the achievement of an average combined ratio of 70% as measured over the applicable performance periods. The performance target for full payment of performance units issued in the 2003-2005 performance period and the 2004-2006 performance period is a combination of the achievement of an average combined ratio of 72% as measured over the period, and the achievement of an annual increase in fully converted book value per share of 18% as measured over the period. The payment on performance units can double if the performance is significantly above target and conversely, the payment on performance units declines to zero with a performance significantly below target. The Compensation and Nominating Committee has sole discretion regarding the payout level of the performance units.

     Share Option Plan. Pursuant to the terms of the Share Option Plan, the Compensation and Nominating Committee has discretion to grant share options to certain principal employees. The options expire ten years after the award date, are subject to various vesting periods, and require full payment in cash prior to exercise. A total of 1,922,500 options are outstanding pursuant to the Share Option Plan at December 31, 2004, 627,500 options were exercised by optionholders during Fiscal Year 2004 as described above.

     Available grants under the Performance Unit Plan and the Share Option Plan, which together constitute the Company’s current long-term incentive plans, were exhausted at December 31, 2004. In order to provide a means of granting long-term equity-based incentive compensation in future years, the Board has adopted the Montpelier Long-Term Incentive Plan, which was approved at the 2004 Annual General Meeting. A description of the Montpelier Long-Term Incentive Plan is contained below.

     Montpelier Long-Term Incentive Plan (“LTIP”)

     The purpose of the LTIP, which came into effect on January 1, 2005, is to advance the Company’s interests by providing to certain key employees, non-employee directors and consultants of the Company and its subsidiaries long-term incentive awards, the value of which is based on the Company’s Common Shares. The Board’s Compensation and Nominating Committee will administer the LTIP. The Compensation and Nominating Committee, subject to the provisions of the LTIP, has the exclusive authority to: (1) select employees, directors and consultants to whom awards will be granted; (2) determine the type, size, and terms of awards and prescribe the form of award agreement evidencing awards; (3) determine whether awards will be settled in cash, Common Shares, or a combination of cash and Common Shares, (4) interpret and administer the LTIP and awards granted under the LTIP; (5) establish, amend and rescind any rules and regulations relating to the LTIP; and (6) make any other determinations necessary or advisable for the administration of the LTIP. Any decision of the committee with respect to the administration of the LTIP will be final and conclusive with respect to all parties.

     Awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”).

     SARs give a participant the right to receive a payment in cash or Common Shares (or a combination of cash and Common Shares) based on the post-grant appreciation of a number of Common Shares subject to the award if vesting conditions are satisfied. The vesting conditions are determined by the Compensation and Nominating Committee and may relate to a period of continued employment or service, attainment of performance goals, or a combination of the two. Once vested, a participant may settle the SAR at any time prior to the SAR’s expiration. The amount distributed to a participant upon exercise is determined by multiplying the excess of the fair market value of a Company common share on the date of exercise over the fair market value on the date of grant, by the number of shares with respect to which the SAR is being exercised. The fair market value of a Company common share for this purpose will be the 5-day average of the daily closing prices of the shares on the New York Stock Exchange or other principal securities exchange on which the shares are traded, as reported in the Wall Street Journal, for the 5 consecutive trading days previous to and including as the last day the date of valuation or, if there is no trading on the date of valuation, the last previous day on which the shares were traded.

     RSUs give a participant the right to receive a payment in cash or Common Shares (or a combination of cash and Common Shares) equal to the number of RSUs subject to the award if vesting conditions are satisfied. The vesting conditions are determined by the Compensation and Nominating Committee and may relate to a period of continued employment or service, attainment of performance goals, or a combination of the two. If all applicable terms and conditions of the award are met, the participant will be entitled to receive a number of Common Shares equal to the number of RSUs earned, a cash payment in an amount determined by multiplying the fair market value of Common Shares by the number of restricted share units earned, or a combination of Common Shares and cash. The fair market value of Common Shares for this purpose will be the 5-day average of the daily closing prices of the shares on the New York Stock Exchange or other principal securities exchange on which the shares are traded, as reported in the Wall Street Journal, for the 5 consecutive trading days previous to and including as the last day the date of valuation or, if there is no trading on the date of valuation, the last previous day on which the shares were traded.

     Performance Shares give a participant the right to receive a payment in cash or Common Shares (or a combination of cash and Common Shares) equal to the number of Performance Shares subject to the award if performance goals are satisfied. The performance goals are determined by the Compensation and Nominating Committee and may relate to the Company, one or more of its subsidiaries, or one or more of its divisions, units, partnerships, joint ventures, minority investments, product lines or products, or any combination of the foregoing. If all applicable terms and conditions of the award are satisfied, the participant will be entitled to receive a number of Common Shares equal to the number of Performance Shares earned, a cash payment in an amount determined by multiplying the fair market value of Common Shares by the number of Performance Shares earned, or a combination of Common Shares and cash. The fair market value of Common Shares for this purpose will be the 5-day average of the daily closing prices of the shares on the New York Stock Exchange or other principal securities exchange on which the shares are traded, as reported in the Wall Street Journal, for the 5 consecutive trading days previous to and including as the last day the date of valuation or, if there is no trading on the date of valuation, the last previous day on which the shares were traded.

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

     Shareholders who are party to the shareholders agreement who hold 15% of the registrable securities then held by such holders (or 20% after the first such request), will have the right to request registration for a public offering of common shares. The Company will use their best efforts to cause the prompt registration of common shares, but will not be required to file a registration statement if the proposed offering is not an appropriate size, if the managing underwriter determines that a registration would be adverse to another proposed offering for a period of time, if the Company holds material non-public information that the board determines should not be disclosed (for a period of time) or if the Company has filed a registration statement within a period of time before the proposed registration. If the number of common shares to be sold in the offering is limited by the managing underwriter, then the number of shares requested to be registered will be allocated, pro rata, among the requesting shareholders.

     In addition, until December 12, 2011, if the Company proposes to register any common shares or any options, warrants or other rights to acquire, or securities convertible into or exchangeable for, the Company’s common shares under the Securities Act (other than shares to be issued pursuant to an employee benefits plan or in connection with a merger, acquisition or similar transaction), the Company will offer shareholders who are party to the shareholders agreement and who are not currently entitled to sell their shares pursuant to Rule 144(k) under the Securities Act, the opportunity, subject to certain conditions, to include their common shares in such registration statement. Certain of the Company’s shareholders exercised this right in connection with the Company’s filing of a Registration Statement on Form S-3 dated February 12, 2004. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity – Capital Resources.”

Item 6. Selected Financial Data

     The following table sets forth our selected financial data and other financial information as at December 31, 2004, 2003, 2002 and 2001 and for the years ended December 31, 2004, 2003 and 2002 and for the period from November 14, 2001 to December 31, 2001. The historical financial information was prepared in accordance with U.S. GAAP. The statement of income data for the periods ended December 31, 2004, 2003, 2002 and 2001, and the balance sheet data at December 31, 2004, 2003, 2002 and 2001 were derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers, our independent registered public accounting firm. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto contained in Item 8 — “Financial Statements and Supplementary Data” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	2004	2003	2002	2001
Income Statement Data
Gross premiums written	$837,051	$809,733	$607,688	$150
Reinsurance premiums ceded	87,735	31,758	41,779	—
Net premiums written	749,316	777,975	565,909	150
Net premiums earned	787,515	705,333	329,926	8
Net investment income	69,072	50,148	39,748	1,139
Net realized gains on investments	7,248	7,631	7,716	—
Net foreign exchange gains	6,999	8,310	1,681	—
Loss and loss adjustment expenses	404,802	164,107	133,310	—
Acquisition costs and general and administrative expenses	208,073	190,412	89,204	1,208
Financing expense	17,534	9,688	4,460	236
Fair value of warrants issued (1)	—	—	—	61,321
Income (loss) before taxes	240,425	407,215	152,097	(61,618)
Net income (loss)	$240,281	$407,178	$152,045	$(61,618)
Basic earnings (loss) per share (2)	$3.84	$6.42	$2.76	$(1.18)
Diluted earnings (loss) per share (2)	$3.55	$6.05	$2.74	$(1.18)
Weighted average number of common shares outstanding — basic	62,633,467	63,392,597	55,178,150	52,440,000
Weighted average number of common shares outstanding — diluted	67,706,972	67,275,287	55,457,141	52,440,000
Cash dividends per share	$1.36	$0.34	$—	$—
Balance Sheet Data
Fixed maturities	$2,325,273	$1,976,165	$1,354,845	$640,403
Equity investments	45,355	37,564	—	—
Other investments	117,453	84,354	63,691
Cash and cash equivalents	110,576	139,587	162,925	350,606
Total Assets	3,398,113	2,552,589	1,833,918	1,021,798
Net loss and loss adjustment expense reserves	454,841	242,064	129,459	—
Debt	248,963	248,843	150,000	150,000
Shareholders’ Equity	$1,751,944	$1,657,705	$1,252,535	$860,653
Operating Ratios and Other Non-GAAP Measures
Loss ratio (3)	51.4%	23.3%	40.4%	—
Expense ratio (4)	26.4%	27.0%	27.0%	N/M
Combined ratio (5)	77.8%	50.3%	67.4%	N/M
Book value per share (6)	$28.20	$26.15	$19.76	$16.41
Fully converted book value per share (7)	$26.75	$24.92	$19.39	$16.41

     The Company commenced operations on December 16, 2001 and, as a result, underwrote only one reinsurance policy during the period ended December 31, 2001.

(1)	Fair value of warrants issued to the founding shareholders. The warrants are classified as equity instruments, and in accordance with EITF 00-19, the estimated aggregate fair value was reported as an expense and an addition to additional paid-in capital.

(2)	Basic earnings (loss) per share is calculated using the basic weighted average number of common shares. Diluted earnings per share assumes the exercise of all dilutive warrants and options, using the treasury stock method.

(3)	The loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.

(4)	The expense ratio is calculated by dividing acquisition costs plus general and administrative expenses by net premiums earned.

(5)	Combined ratio is the sum of the loss ratio and the expense ratio.

(6)	Book value per share is calculated using total shareholders’ equity divided by basic shares outstanding.

(7)	Fully converted book value per share is a non-GAAP measure, based on total shareholder’s equity plus the assumed proceeds from the exercise of outstanding options and warrants of $157.5 million for the year ended December 31, 2004 and $168.1 million, for the year ended December 31, 2003, 2002 and 2001 divided by the sum of shares, options and warrants outstanding (assuming their exercise) of 71,372,892 shares at December 31, 2004, 73,261,757 shares at December 31, 2003 and 2002 and 52,440,000 shares at December 31, 2001. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.

N/M — Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following is a discussion and analysis of our results of operations for the years ended December 31, 2004, 2003 and 2002 and financial condition as at December 31, 2004. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this filing.

     This discussion contains forward-looking statements that are not historical facts, including statements about the Company’s beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995.” and “Risk Factors” contained in Item 1 “Business” of this filing.

Executive Overview

     Our principal operating subsidiary, Montpelier Re, operates as a Bermuda-based provider of global property and casualty reinsurance and insurance products. We operate in markets where we believe our underwriting expertise and financial strength represent a relative advantage. Our profitability in any given period is based upon our premium and investment revenues less net loss and loss adjustment expenses.

     Premiums are a function of the number and type of reinsurance and insurance contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tends to be concentrated at the beginning of quarters, and the timing of premium written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property specialty and other specialty lines are written throughout the year. Written premiums are generally lower during the fourth quarter of the year as compared to prior quarters.

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

     To a lesser extent, we also write retrocessional coverage contracts, which provide reinsurance protection to other reinsurers, also called retrocedants. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts typically carry a higher degree of volatility than reinsurance contracts as they protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event.

     Other Specialty — Reinsurance contracts of aviation liability, aviation war, marine, personal accident catastrophe, workers’ compensation, terrorism, other casualty and other reinsurance business are included in this category. Marine and aviation contracts are primarily written on a retrocessional excess of loss basis.

     Qualifying Quota Share (“QQS”) — This category represents whole account quota share reinsurance to three Lloyd’s syndicates. Under QQS contracts, we assume a specified portion of the risk on a specified coverage in exchange for an equal proportion of the premiums. Gross premiums written related to QQS arrangements have been recorded gross of original commissions to the syndicates. We did not write any QQS contracts in 2004.

     Income from our investment portfolio is primarily comprised of interest on fixed maturity investments net of investment expenses, dividends received on our equity investments, and to a lesser extent from net realized gains on the sale of investments. A significant portion of our contracts provide short-tail reinsurance coverage for damages resulting mainly from natural and man-made catastrophes, which means that we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments with a modest portfolio of equity investments.

     Our expenses consist primarily of loss and loss adjustment expenses, acquisition costs, general and administrative expenses and interest costs related to our debt.

     Loss and loss adjustment expenses are a function of the amount and type of reinsurance and insurance contracts we write and of the loss experience of the underlying risks. Loss and loss adjustment expense reserves include a component for outstanding case reserves for claims which have been reported and a component for losses incurred but not reported. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, may result in loss and loss adjustment expenses significantly greater or less than the reserve provided. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. As new information becomes known to us, any resulting adjustments will be reflected in income in the period in which they become known. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our contracts is a critical factor in determining our profitability.

     Since the classes of business we underwrite have large aggregate exposures to natural and man-made catastrophes, we expect that our claims experience will predominantly be the result of relatively few events of significant severity. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, our financial condition and results of operations and our ability to write new business.

     Acquisition costs consist principally of brokerage expenses and commissions which are driven by contract terms on the reinsurance and insurance contracts we write, and are normally a set percentage of premiums. Under certain contracts we may also pay profit commission to cedants which will vary depending on the loss experience on the contract.

     General and administrative expenses are comprised of fixed expenses which include salaries and benefits, professional fees, office and risk management expenses, and variable expenses which include costs related to our performance unit plan, bonuses and stock option plan. Other than bonuses and performance units, expenses are primarily fixed in nature and do not vary with the amount of premiums written or losses incurred.

Summary of Critical Accounting Estimates

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

     Other significant accounting policies that we use to prepare our consolidated financial statements are included in Note 2 to the December 31, 2004 Consolidated Financial Statements included in this filing.

     Loss and Loss Adjustment Expense Reserves. For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of loss and loss adjustment expense reserves.

     We maintain loss and loss adjustment expense reserves to cover our estimated liability for both reported and unreported claims. We utilize a reserving methodology that calculates a point estimate for our ultimate losses, and we then develop a range around our point estimate. The point estimate represents management’s best estimate of ultimate loss and loss adjustment expenses. Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis and our loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

     The extent of reliance on management judgment in the reserving process differs as to whether the business is insurance or reinsurance and as to whether the business is written on an excess of loss or on a pro-rata basis.

     Loss reserve calculations for insurance business are not precise in that they deal with the inherent uncertainty of future contingent events. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation.

     Reserving for reinsurance business introduces further uncertainties. As predominantly a broker market reinsurer for both excess of loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedant and may include paid losses, estimated case reserves, and an estimated provision for incurred but not reported losses (“IBNR reserves”). Additionally, reserving practices and the quality of data reporting may vary among ceding companies which adds further uncertainty to the estimation of our ultimate losses.

     There is a time lag inherent in reporting from the original claimant to the primary insurer to the reinsurer especially in the case of excess of loss reinsurance contracts. Also, the combination of low claim frequency and high severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a contract’s historical experience, industry information, and the professional judgment of underwriters in estimating reserves for these contracts. In addition, if available, we also rely partially on ultimate loss ratio forecasts as reported by cedants, which are normally subject to a quarterly or six month lag.

     As a result of the time lag described above, we must estimate IBNR reserves, which consist of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. Because of the degree of reliance that we necessarily place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of much of the business that we underwrite, and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgment and therefore uncertain.

     Estimating loss reserves for our small book of longer tail casualty reinsurance business, which can be either on an excess of loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to much longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as these factors become apparent, reserves will be adjusted. There is also the potential for the emergence of new classes of losses or types of losses within the casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2004, management has estimated gross loss and loss adjustment expense reserves related to our casualty business of $65.6 million.

     Since we rely on estimates of paid losses, case reserves, and IBNR provided by ceding companies in order to assist us in estimating our own loss and loss adjustment expense reserves, we maintain certain procedures in order to mitigate the risk that such information is incomplete or inaccurate. At least monthly management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. On a timely basis management takes appropriate follow-up action as required, which may include requests for supplemental information or analysis and, in certain cases, ceding company audits conducted by our own staff or by third parties as appropriate. In our short history, disputes with ceding companies have been extremely rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions.

     Our loss and loss adjustment expense reserves include both a component for outstanding case reserves for claims which have been reported and a component for IBNR reserves.

     Our case reserve estimates are initially set on the basis of loss reports received from third parties. The majority of both our reinsurance and insurance business is sourced through brokers but a small proportion is sourced directly from the insured party or ceding company. The reinsurance and insurance business which is sourced through brokers is subject to a potential time lag in the receipt of information which we factor into our reserving process as discussed above.

     We are predominantly a reinsurance company specializing in short tail property reinsurance business, but we write a small proportion of longer tail casualty reinsurance business. We also write a small book of direct insurance business, all of which is comprised of short tail property risks.

     In general, claims relating to short tail property risks are reported more promptly by third parties than those relating to long tail risks, including the majority of casualty risks. However, the timeliness of reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, and whether the losses are from policies in force with primary insurers or with reinsurers.

     The claim count on the types of insurance and reinsurance that we write, which are low frequency and high severity in nature, is generally low. The reporting delay for longer tail casualty business, which comprises a small proportion of our business, is traditionally longer than for our short tail lines. Because our casualty premiums written have been small relative to our property premiums written and because losses associated with such casualty premiums are substantially slower to develop than those associated with our property premiums, our volume of casualty claims has been significantly smaller than our volume of property claims to date.

     Due to these factors, we do not normally expect to experience significant claims processing back-logs. At December 31, 2004, we did not have a significant back-log in either our insurance or reinsurance claims processing.

     IBNR reserves are estimated by management using various actuarial methods as well as a combination of our own historical loss experience, historical insurance industry loss experience, our underwriters’ experience, estimates of pricing adequacy trends, and management’s professional judgment. In the case of our reinsurance business, we also take into account ceding company reports on IBNR reserves in making our estimates.

     Due to our relatively short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take many years to develop. In addition, due to the nature of the business, this information is not routinely provided by the cedants for every contract.

     Because of these factors, management supplements our own claims experience with other information in setting reserves. For catastrophic events, we consider aggregate industry loss reports and catastrophe model projections in addition to ceding company estimates and other factors as described above. For other classes, we utilize industry loss ratio and development pattern information in conjunction with our own experience.

     To the extent we rely on industry data to aid us in our reserve estimates there is a risk that the data may not match our risk profile or that the industry’s reserving practices overall differ from our own and our cedants. In addition, reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event. These factors further contribute to the degree of uncertainty in the reserving process.

     The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, may result in loss and loss adjustment expenses significantly greater or less than the reserves provided. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. We expect volatility in our results in periods that significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

     Management believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within assumed coverages on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that actual losses will not exceed our total reserves. Loss and loss adjustment expense reserve estimates and the methodology of estimating such reserves are regularly reviewed and updated as new information becomes known to us. Any resulting adjustments are reflected in income in the period in which they become known.

     Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2004 was $549.5 million. Of this estimate $9.6 million relates to our insurance business and $539.9 million relates to our reinsurance business. Management’s best estimate of a range of likely outcomes around this estimate is between $425.6 million and $673.4 million. For additional information concerning our loss and loss adjustment expense reserves, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The following table sets forth a breakdown between case reserves and IBNR by line of business at December 31, 2004 ($ in millions):

	Gross IBNR at	Gross Case Reserves at	Gross Loss and Loss Adjustment Expense Reserves at
	December 31, 2004	December 31, 2004	December 31, 2004
Property Specialty	$104,517	$103,183	$207,700
Property Catastrophe	96,957	59,824	156,781
Other Specialty	115,366	13,266	128,632
Qualifying Quota Share	32,178	24,250	56,428

Total	$349,018	$200,523	$549,541

     Premiums. Though we are principally a provider of reinsurance, we write both insurance and reinsurance contracts. Our insurance premium is all written on an excess of loss basis. Our assumed reinsurance premium is written on an excess of loss or on a pro-rata basis. Reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate such premiums when purchasing reinsurance coverage. For the majority of excess of loss contracts, including all insurance business, the deposit premium is defined in the contract wording. The deposit premium is based on the ceding companies estimated premium, and this is the amount we record as written premium in the period the underlying risks incept. In the majority of cases, these contracts are adjustable at the end of the contract period to reflect the changes in underlying risks during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which are normally reported within six months to a one year subsequent to the expiration of the policy. To date these adjustments have not been significant.

     On pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract, an estimate of written premium is recorded in the period in which the underlying risks incept. The premium estimate is based on information provided by ceding companies. At the inception of the contract the ceding company estimates how much premium they expect to write during the year. As these are pro-rata contracts, our gross written premium related to these contracts is a function of the amount of premium they estimate they will write. When the actual premium is reported by the ceding company, which may be on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

     We regularly evaluate the appropriateness of these premium estimates based on the latest information available, which includes actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, as well as a continuing assessment of relevant economic conditions. Any adjustments to premium estimates are recorded in the period in which they become known. Adjustments to original premium estimates could be material and may significantly impact earnings in the period they are determined. The net income impact in 2004 of premium adjustments with respect to premiums estimated to have been earned in 2003 was immaterial. We expect the net income impact in 2005 of premium adjustments with respect to premiums estimated to have been earned in 2004 to be immaterial.

     Where contract terms on excess of loss contracts require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written premiums when the loss event occurs, and are recognized as earned premium ratably over the remaining contract period. We accrue reinstatement premiums based on case reserves reported by ceding companies and on management’s best estimate of IBNR reserves as described above under “Loss and Loss Adjustment Expense Reserves” when the IBNR reserves can be identified on an individual contract basis. Generally pro-rata contracts do not contain provisions for the reinstatement of coverage.

     Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, the timeliness of cedants’ past payments and the status of current balances owing. In addition, management may also review the financial statements of ceding companies. Based on this assessment, management believes that as at December 31, 2004 no provision for doubtful accounts is necessary.

     For excess of loss contracts, other than risk attaching contracts or contracts where the deposit premium is not defined, premium income is generally earned ratably over the term of the reinsurance contract, usually 12 months. For all other contracts, including contracts written on a pro-rata or risks attaching basis, premiums are generally earned over a 24 month period which is the risk period of the underlying (12 month) policies. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected on the balance sheet in unearned premium.

     Performance Unit Plan (the “PUP”). The PUP was the Company’s primary executive long-term incentive scheme, until it was exhausted at December 31, 2004. Pursuant to the terms of the PUP, at the discretion of the Compensation and Nominating Committee of the Board of the Directors (the “Committee”), performance units were granted to executive officers and certain other key employees. Performance units entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and are payable in cash, common shares or a combination thereof at the discretion of the Committee.

     A total of 936,000 performance units were authorized under the PUP at December 31, 2004 and 2003 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply) covering the three performance periods, 2002-2004, 2003-2005 and 2004-2006.

     We accrue the projected value of these units and expense the value in the income statement over the course of each three-year performance period. The accrual is based on the number of units granted, the share price at the end of the respective fiscal period end plus an adjustment for any dividends paid out during the performance period, and an initial assumption of a 100% harvest ratio, unless otherwise adjusted as discussed below. At the end of the sixth quarter, and every subsequent quarter, we reassess the projected results for each three year performance period and adjust the accrued PUP liability as necessary. We recalculate the liability under the PUP as our financial results evolve and the share price changes, and reflect such adjustments in the income statement in the period in which they are determined. This may result in an adjustment to the harvest ratio used in the liability calculation which may increase or decrease the amount of liability and expense recorded during the period.

     For the 2002-2004 cycle, the target combined ratio was 70% for a 100% harvest ratio. The target for a maximum harvest of 200% of the value of the units granted is a combined ratio of 50% or less. A combined ratio of 95% or more would have resulted in a harvest of nil. Straight line interpolation is used between these points. At December 31, 2004 the actual harvest ratio for this performance period was 132.0%, compared to the estimated harvest ratio at December 31, 2003 of 137.5%. On February 28, 2005, we paid out the 2002-2004 PUP accrual of approximately $14.0 million.

     For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of a combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced a combined ratio less than 72% for this three-year performance period. Taking into account our results to date as well as the estimated combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 100.0% at December 31, 2003 to 116.4% at December 31, 2004. This resulted in an increase in the PUP liability and PUP expense during the year ended December 31, 2004.

     For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of a combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Consistent with our accounting policy, we are currently estimating the PUP liability and PUP expense using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the PUP liability at June 30, 2005 and each quarter thereafter.

     As at December 31, 2004, the following table summarizes the impact of potential share price changes and potential adjustments to the harvest ratio used in the liability calculation on the amount of liability and expense recorded for the remaining three-year cycles ($ in thousands):

		Increase/Decrease in PUP
	Increase/Decrease in PUP	Accrual Resulting from a
	Accrual Resulting from a	5% Increase/Decrease in
	$1 Increase/Decrease in	the Estimated Harvest
PUP Performance Period	the Share Price*	Ratio Applied**
2003-05	260	449
2004-06	112	225

*	Based on estimated harvest ratios applied at December 31, 2004

**	Based on the share price of $38.45 at December 31, 2004

     An estimated 1% change in the estimated combined ratio is approximately equivalent to a 5% change in the harvest ratio for the respective performance period.

     The Compensation and Nominating Committee of the Board of Directors has approved a new Long-Term Incentive Plan effective as of January 1, 2005. At the discretion of the Committee, performance shares or other types of awards will be granted to executive officers and certain other key employees. Performance shares entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the performance shares granted, depending on the achievement of specific financial or operating goals. Performance shares vest at the end of a three-year performance cycle, and are payable in cash, common shares or a combination thereof at the discretion of the Committee. For the 2005-2007 cycle the Committee has adopted a return on allocated capital (“ROAC”) framework to assess management’s performance.

Outlook and Trends

     Generally speaking, pricing in property and other insurance and reinsurance markets has been cyclical in nature. Multi-year periods of intense price competition and insufficient pricing (“soft market”) have been followed by periods of higher, sufficient pricing (a “hard market”). Then, over a period of a few years, as lost capital is replenished, and new competitors enter the business, prices fall again.

     A hard market has sometimes been precipitated by a large catastrophic event or series of events. The terrorist events of September 11, 2001 occurred at the end of a long period of insufficient pricing, and additionally, it was a period where asbestos and other latent loss liabilities had significantly weakened the ability of some competitors to assume insurance risk. For these reasons, adequately priced opportunities were widespread for the past few years.

     In market loss terms, 2004 was the worst year ever for natural catastrophes. At December 31, 2004 we estimated industry insured losses of approximately $37 billion for the four U.S. hurricanes and two large Japanese typhoons that occurred during the third quarter of 2004. Such catastrophic events had a material adverse impact on our financial condition and results of operations. While such events might have been expected to improve pricing in the future, due to the financial strength of the industry, we continue to see competition eroding the adequacy of rate levels in many of the classes of business, with commercial property insurance worldwide and non-U.S. property treaty renewals particularly impacted.

     We expect that casualty reinsurance rates will remain relatively stable overall. Rate levels in other classes of business are expected to vary from stable to some rate reductions.

     Separately, we see the growth of a new class of competition in our markets. Hedge Funds and catastrophe bonds are elements we now see more regularly as competition to traditional reinsurance markets.

     In general, as it currently stands we estimate that our overall gross premiums written for 2005 will be lower by at least 10% as compared to 2004 as a result of the above factors and perhaps more if as the year develops we find that we do not like the way market rates are trending. See the gross premiums written discussion below for additional commentary. We continue to believe that superior long-term returns for shareholders will be driven by disciplined underwriting through the cycle.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

     The decrease in net income for the year ended December 31, 2004 year compared to 2003 was principally driven by losses incurred related to the four major U.S. hurricanes and two Japanese typhoons which occurred during the third quarter of 2004. There were no loss events of a comparable magnitude in the same period in 2003. As at December 31, 2004 we estimated the overall negative impact on net income related to these catastrophes to be approximately $240.0 million which is as a result of the increase in loss and loss adjustment expenses and related increase in reinstatement premium ceded, which was partially offset by reinstatement premium written and a reduction in profit commission and incentive compensation expenses.

     Other factors contributing to the decrease in net income as compared to the prior year are as follows:

•	A greater level of reinsurance premiums ceded;

•	An increase in acquisition costs due to the increased level of proportional business written;

•	An increase in financing expense due to a full year’s interest expense on the Senior Notes; and

•	An increase in general and administrative expenses due to increased professional fees and staffing costs.

     These factors were partially offset by:

•	An increase in net premiums earned;

•	Favorable development of net losses from prior years of approximately $97.6 million in 2004 compared to $58.2 million in 2003; and

•	An increase in net investment income as a result of our higher investment portfolio balance.

     The following table summarizes our consolidated financial results for the years indicated ($ in millions):

Years ended December 31,	2004	2003	2002
Net premiums earned	$787.5	$705.4	$329.9
Net investment income	69.1	50.1	39.7
Net realized gains on investments	7.2	7.6	7.7
Net foreign exchange gains	7.0	8.3	1.7
Loss and loss adjustment expenses	404.9	164.1	133.3
Acquisition costs	152.7	140.4	62.9
General and administrative expenses.	55.3	50.0	26.3
Financing expense	17.5	9.7	4.5
Income tax expense	0.1	—	—

Net income	$240.3	$407.2	$152.0

Basic earnings per common share	$3.84	$6.42	$2.76

Diluted earnings per common share	$3.55	$6.05	$2.74

     The following table summarizes our book values per common share as at the periods indicated:

As at December 31,	2004	2003	2002
Book value per share (1)	$28.20	$26.15	$19.76
Fully converted book value per share (2)	$26.75	$24.92	$19.39

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Fully converted book value per share is a non-GAAP measure, based on total shareholder’s equity plus the assumed proceeds from the exercise of outstanding options and warrants of $157.5 million for 2004 and $168.1 million for 2003 and 2002, divided by the sum of shares, options and warrants outstanding (assuming their exercise) of 71,372,892 for 2004 and 73,261,757 for 2003 and 2002. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.

     We ended the 2004 year with a fully converted book value per share (as defined above) of $26.75, an increase of $1.83 from December 31, 2003. This increase of 7.3% mainly resulted from the net effect of the factors described above. In addition, we paid a regular quarterly dividend of $0.34 per quarter during the year. We experienced a return of approximately 3.3% on our investment portfolio including unrealized gains for the year ended December 31, 2004 as compared to a return of 4.0% for the year ended December 31, 2003.

     Total return to shareholders, which is a non-GAAP measure, was $3.19 or 13.1% for the year ended December 31, 2004. It is the internal rate of return of the increase in fully converted book value per share from $24.92 at December 31, 2003 to $26.75 at December 31, 2004, including the accrued dividends of $0.34 for each of the four quarters of 2004. Management believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.

     Management believes that fully converted book value per share and total return to shareholders are measurements which are important to investors and other interested parties, and that these persons benefit from having a consistent basis for comparison with other companies within the industry. However, these measures may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry. These measures may be incorporated into the formulae applied by our Compensation and Nominating Committee when determining the harvest ratio under our Performance Unit Plan.

Gross Premiums Written

     Details of gross premiums written by line of business are provided below ($ in millions):

Years ended December 31,	2004		2003		2002 (1)
Property Specialty	$314.0	37.5%	$307.4	37.9%	$194.3	32.0%
Property Catastrophe	330.3	39.5	315.4	39.0	186.0	30.6
Other Specialty	186.8	22.3	134.1	16.6	55.7	9.2
Qualifying Quota Share	5.9	0.7	52.8	6.5	171.7	28.2

Total	$837.0	100.0%	$809.7	100.0%	$607.7	100.0%

(1)	During 2003, we refined the classification of gross premiums written for certain pro-rata contracts between the Property Specialty line and the Property Catastrophe and Other Specialty lines. There was no effect on total gross premiums written.

     For the year ended December 31, 2004, excluding the effects of $33.4 million in reinstatement premiums recorded as a result of the third quarter catastrophes, gross premiums written were at a similar level to 2003. However, disregarding the QQS business, gross premiums written increased during the year ended December 31, 2004 compared to 2003 by approximately 9.8%.

     As expected, our mix of business changed in 2004. As always envisaged we did not renew the QQS programs in 2004 and increased the level of Other Specialty business, consisting mainly of increases in casualty business and other miscellaneous classes of business. Consistent with 2003, for the three syndicates we did reinsure in 2003 and 2002, we negotiated substantial other reinsurance contracts for 2004 to partially replace the reduction in QQS premium in 2003 and the non-renewed QQS premium income in 2004.

     Gross premiums written related to the Property Specialty category increased only marginally compared to the same period in 2003 mainly as a result of an increase in proportional business. This increase was offset somewhat by the decreases in premium levels on direct and facultative business.

     The Property Catastrophe category has shown a slight increase in gross premiums written during the year ended December 31, 2004 as compared to the same period in 2003 mainly due to an increase in reinstatement premiums written as a result of the catastrophes which occurred during the third quarter of 2004. Offsetting this increase was a decrease due to the reduction in premium rate levels as discussed elsewhere.

     The Other Specialty category strengthened as compared to the prior year, partly due to increased market penetration resulting mainly from our ability to capitalize on market opportunities and, we believe, due to the developing reputation of our underwriting and risk management skills. This category has also increased due to increases in the level of our casualty business. Casualty business included professional indemnity casualty reinsurance, predominantly medical malpractice, specialized errors and omissions business, UK Employer’s Liability and catastrophe and/or clash layers for general liability and retrocessional accounts, on an excess of loss basis. As previously stated, we wrote a larger amount of casualty reinsurance in 2004 as compared to 2003 due to improving terms and conditions of casualty reinsurance contracts. For the years ended December 31, 2004 and 2003, casualty accounted for approximately 8.5% and 5.4% of gross premiums written, respectively. We estimate that casualty business will account for approximately 10% of our gross premiums written during 2005 but this level could be affected by premium rate levels. In addition, we have added a dedicated underwriter to focus on the sabotage and terrorism class and we have also entered into agreements with the Overseas Private Investment Corporation (“OPIC”) to form an insurance facility to underwrite stand-alone terrorism insurance products. We anticipate writing a modestly higher amount of this business in 2005 as compared to 2004.

     As expected, we did not write QQS business for the 2004 underwriting year and as a result the gross premiums written for this category decreased as compared to the same period in 2003. The QQS gross premiums written in 2004 related to adjustments in estimates made to the 2003 and 2002 underwriting years mainly as a result of the movement in foreign exchange rates. We expect to commute all 2002 underwriting year contracts during the first or second quarter of 2005.

     The increase in gross premiums written in all classes of business, except QQS, from 2002 to 2003 resulted mainly from increased market penetration which allowed us to capitalize on market opportunities in virtually all lines of business. In 2003 we also experienced increases in our written line sizes and in our average signing percentages. Premium rate levels were stable in 2003 as compared to 2002 across the major classes of business in which we specialize in but we experienced improved signings on renewals as well as increased access to more original programs than in 2002. Our reputation, combined with our strong capital base and additional ratings also contributed to the increase in gross premiums written.

     As expected, QQS gross premiums written accounted for less gross premiums written in 2003 than in 2002. Part of the reduction related to reduced premiums for the 2002 and 2003 underwriting years as during 2003 the receipt of new information indicated that the expected premiums for the QQS business for both these underwriting years was going to be lower than previous forecasts. The QQS results for both the 2002 and 2003 underwriting years are estimated on the basis of projections for the respective years supplied by the underlying syndicates, adjusted for actual reported results from the underlying syndicates.

     The January 2005 renewal season saw increasing price deterioration and a reduced number of risks meeting our return criteria. However, while we believe pricing remains adequate on the business we have renewed, we have declined a significant number of programs in all categories where we believe pricing was inadequate. As a result, the January renewal season showed an initial reduction in our estimated premium income of approximately 20% by comparison to the same time last year. This will be reflected in our results for the first quarter of 2005 and is not necessarily indicative of our expectations of our level of gross premium income for 2005 as a whole. The final number will depend significantly upon the outcome of the opportunities we see for the renewal of the Japanese treaty accounts in April and the Florida programs in June, and, of course, any significant loss activity during 2005. As it currently stands we estimate our overall gross premium income for 2005 will be lower by at least 10% as compared to 2004 and perhaps more if as the year develops we find that we do not like the way the market rates are trending. We continue to believe that superior long-term returns for shareholders will be driven by disciplined underwriting through the cycle.

     Reinsurance Premiums Ceded

Year ended December 31, ($ in millions):	2004	2003	2002
Reinsurance premiums ceded	$87.7	$31.7	$41.8

     Reinsurance premiums ceded for 2004 increased from 2003 primarily because we purchased additional protection against our catastrophe book as compared to the prior year. In addition, in 2004 we also purchased protection for our casualty book and recorded reinstatement reinsurance premiums ceded of $19.4 million related to the catastrophes which occurred during the third quarter of 2004. There was also a slight increase during 2004 in the amount of inuring reinsurance recorded as part of our reinsurance arrangements with certain ceding companies. For both the 2004 and 2003 years we have purchased reinsurance protecting ourselves against large risk losses on our direct and facultative book and small to medium-size catastrophes on our overall property writings. Excluding storm related reinsurance premiums ceded, we anticipate that reinsurance premiums ceded will rise slightly in 2005.

     For the year ended December 31, 2004, the majority of reinsurance premiums ceded related to retrocessional protection purchased on our own account and inuring reinsurance as part of our reinsurance arrangements with certain ceding companies. The remainder related to reinsurance premiums ceded related to QQS business. As we have not written any QQS business for the 2004 underwriting year, we have not recorded a material amount of reinsurance premiums ceded in 2004 related to this business.

     Reinsurance premiums ceded in 2002 solely related to the QQS syndicates with respect to the contracts in which we participate for the 2002 and 2003 underwriting years. The lower level of QQS inuring reinsurance premiums ceded in 2003 as compared to 2002 is directly related to the level of QQS gross premiums written as discussed above.

     Net Premiums Earned

Years ended December 31, ($ in millions):	2004	2003	2002
Net premiums earned	$787.5	$705.4	$329.9

     Net premiums earned increased in each of the three years ended December 31, 2004, 2003 and 2002 mainly due to the increase in premiums written for the majority of our lines of business in the current and prior year. Net premiums earned have also increased due to the acceleration of earned premiums related to certain policies affected by the catastrophes which occurred during the third quarter of 2004. We also earned a portion of the reinstatement premiums written and ceded related to the third quarter catastrophes. Offsetting these increases is a decrease in net earned premium as a result of the earning of the additional reinsurance purchased during the year. Net premiums earned increased by approximately $13.1 million as result of the effect of the third quarter catastrophes.

     Net premiums earned are expected to decrease in 2005 due to the expected decline in gross and net premiums written during 2005 as discussed above.

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

     For comparative purposes, our combined ratio and components thereof are set out below for the years indicated:

Years ended December 31,	2004	2003	2002
Loss ratio	51.4%	23.3%	40.4%
Expense ratio	26.4%	27.0%	27.0%

Combined ratio	77.8%	50.3%	67.4%

     The nature of our business means that loss ratios can vary widely from period to period depending on the occurrence and severity of natural and man-made catastrophes. During the year ended December 31, 2004, we incurred estimated gross and net losses of $369.6 million and $283.8 million, respectively, from four U.S. hurricanes, two Japanese typhoons, and the tsunami which occurred in southeast Asia in December 2004.

Catastrophe losses contributed significantly more to the 2004 loss ratio than in 2003 or 2002. For business less heavily impacted by catastrophes, the level of losses experienced has generally been lower than our long term expectations for the years ended December 31, 2004, 2003 and 2002. The variation in the loss ratios between the year ended December 31, 2003 and the prior year results from the fact that in 2002 we did not have the benefit of prior years’ loss history on which to base our loss reserve analysis and, accordingly, we relied more heavily on industry experience and professional judgment to estimate our loss and loss adjustment expense reserves. As our business developed in 2003, we supplemented industry information with our own specific experience in our actuarial analysis. This led to reduced projections of ultimate losses, particularly in the Property Specialty classes of business.

     Net loss and loss adjustment expenses were $404.9 million, $164.1 million and $133.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Reinsurance recoveries of $88.5 million, $(8.4) million and $16.7 million were netted against loss and loss adjustment expenses for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately 97% of the reinsurance recoveries for 2004 relates to the hurricanes and typhoons which occurred during the third quarter. The remainder relates to QQS business. Reinsurance recoveries for the years ended December 31, 2003 and 2002 related to QQS only. Based on additional information received from the syndicates, we reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates which resulted in the negative reinsurance recovery amount for the year ended December 31, 2003. We paid net losses of $192.0 million, $53.2 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The majority of the increase in paid losses during 2004 as compared to 2003 related to payments made for the hurricane losses as discussed above. In addition, excluding the 2004 catastrophes, net paid losses have increased each year as our book of business has matured and we make claim payments related to multiple underwriting years. We expect that our paid losses will be higher than average during the first six months of 2005 as we continue to pay claims related to the 2004 catastrophes. At December 31, 2004 approximately 43% of our gross reserves related to the third quarter catastrophes.

     The following are our net loss ratios by line of business for the periods indicated:

Years ended December 31,	2004 (1)	2003 (2)	2002 (3)
Property Specialty	51.5%	24.8%	55.7%
Property Catastrophe	50.3	9.5	25.7
Qualifying Quota Share	18.9	48.4	60.2
Other Specialty	61.7	37.5	24.9

Overall Ratio	51.4%	23.3%	40.4%

(1)	The overall gross loss ratio for the year ended December 31, 2004 was 56.8%.

(2)	The overall gross loss ratio for the year ended December 31, 2003 was 21.3%.

(3)	The overall gross loss ratio for the year ended December 31, 2002 was 41.0%.

     The Property Catastrophe and Property Specialty groups of business contained the lines most impacted by the aforementioned catastrophes. Excluding the seven major catastrophic events, the net loss ratios for the year ended December 31, 2004 for both the Property Catastrophe and Property Specialty groups of business were lower in 2004 than in 2003 primarily because there were relatively few other property loss events which impacted us during the year. In the same period in 2003, we incurred losses from Hurricanes Fabian and Isabel as well as the wildfires which occurred in California. The catastrophes which occurred during 2004 were of a much greater magnitude than those which occurred during 2003. The 2004 loss ratios for the Property Catastrophe and Property Specialty groups have also benefited from favorable prior year development. The Other Specialty class continues to experience very low levels of reported losses, but has also been impacted to some extent by the catastrophes which occurred during the third quarter of 2004, resulting in a higher net loss ratio for 2004 as compared to the same period in 2003. There is also a higher percentage of casualty business in the Other Specialty group in 2004 compared with 2003. These classes have been reserved at higher loss ratios due to the longer-tail nature of casualty business. The Qualifying Quota Share loss ratio for the year ended December 31, 2004 is lower than the same period in 2003. This is as a result of the QQS syndicates lowering their ultimate loss ratio projections for both the 2002 and the 2003 underwriting years. The third quarter catastrophes are expected to have minimal impact on the QQS business since these contracts were not renewed for the 2004 underwriting year.

     The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the year ended December 31, 2004 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
		Change in		Losses
	Gross	Prior Years		for the 2004	Gross
	Reserves at	Estimates	Paid Losses	Year at	Reserves at
	December 31,	During	During	December 31,	December 31,
	2003	2004	2004	2004	2004
Property Specialty	$98.8	$(54.1)	$(78.2)	$241.2	$207.7
Property Catastrophe	40.0	(17.8)	(81.4)	216.0	156.8
Qualifying Quota Share	68.1	(11.0)	(22.1)	21.4	56.4
Other Specialty	42.9	(15.3)	(11.9)	112.9	128.6

Total	$249.8	$(98.2)	$(193.6)	$591.5	$549.5

Net Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
		Change in		Losses
	Net	Prior Years		for the 2004	Net
	Reserves at	Estimates	Paid Losses	Year at	Reserves at
	December 31,	During	During	December 31,	December 31,
	2003	2004	2004	2004	2004
Property Specialty	$98.8	$(54.1)	$(78.2)	$194.3	$160.8
Property Catastrophe	40.0	(17.8)	(81.4)	177.1	117.9
Qualifying Quota Share	60.4	(10.4)	(20.6)	18.1	47.5
Other Specialty	42.9	(15.3)	(11.8)	112.8	128.6

Total	$242.1	$(97.6)	$(192.0)	$502.3	$454.8

     The 2004 and 2003 years include approximately $97.6 million and $58.2 million, respectively, of favorable development of net losses from prior years. Favorable prior year development benefited the net loss ratio for the years ended December 31, 2004 and 2003 by approximately 12.4% and 7.2%, respectively.

     The favorable development during the year ended December 31, 2004 of losses incurred during prior accident years primarily resulted from the following:

•	In the Property Specialty Category, both the frequency and severity of reported losses have been lower than the assumed reporting pattern of losses established for this class of business at December 31, 2003. Many of the proportional contracts have continued to have little or no reported loss activity on the 2002 and 2003 accident years. Reported losses on 2002 and 2003 occurrences for our Property Facultative book of business decreased by $4.3 million during the year ended December 31, 2004. As these years develop, we place more weight in the reserving process on the actual loss experience compared with the initial loss ratio expectation. The low level of reported losses for 2002 and 2003 and the increasing weight on the actual experience have led to the reduction in the ultimate loss projection of $54.1 million during 2004.

•	Property Catastrophe net loss and loss adjustment expense reserves as at December 31, 2003, included reserves for several major catastrophic events from 2002 and 2003. The largest of these were the European Floods of August 2002, Hurricane Isabel which occurred in September 2003, and the October

2003 wildfires in California. Claims from these three events have developed less than our initial projections indicated, leading to a reduction in net ultimate losses of $17.8 million during 2004.

•	The lack of development in the year ended December 31, 2004, combined with the increasing weight placed on our actual experience in selecting a loss ratio, led to a decrease in our projected loss ratio attributable to the Other Specialty business during 2004. Claim frequency has been very low for these classes of business. In addition, we have given more weight to the actual loss experience compared to the initial expected loss ratios in our reserving process, resulting in reduced projections for 2002 and 2003. The lower selected loss ratios have resulted in a reduction of $15.3 million in net loss and loss adjustment expense reserves for our Other Specialty business.

•	Due to the potential variability in ultimate premiums and the limited availability of underlying loss information with the QQS business, our actuaries selected an expected loss ratio based on a review of the information supplied by cedants and applied it to projected premiums. During the year ended December 31, 2004, we reduced our expected gross loss ratio based on information provided by ceding companies, which resulted in a reduction of $11.0 million in gross loss and loss adjustment expense reserves. This was largely due to decreases in the loss ratio estimates provided by the syndicates. Taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, our net loss and loss adjustment expense reserves decreased by $10.4 million for the year ended December 31, 2004. The development of ultimate loss ratios for the 2002 and 2003 underwriting years on QQS contracts continue to improve and we expect to commute the 2002 QQS contracts during the first quarter of 2005.

     Other than the matters described above, we did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2004.

     At December 31, 2004, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Critical Accounting Policy earlier in this section.

     Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2004, 2003 and 2002 was $549.5 million, $249.8 million and $146.1 million, respectively.

     Management has determined that the best estimate for net loss and loss adjustment expense reserves at December 31, 2004, 2003 and 2002 was $454.8 million, $242.1 million and $129.5 million, respectively.

     The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross loss and loss adjustment expense reserves at December 31, 2004

	Low End of		High End of
	the Range	Selected	the Range
Property Specialty	$155.8	$207.7	$259.6
Property Catastrophe	125.4	156.8	188.2
Qualifying Quota Share	48.0	56.4	64.8
Other Specialty	$96.4	128.6	$160.8

Total		$549.5

Net loss and loss adjustment expense reserves at December 31, 2004

	Low End of		High End of
	the Range	Selected	the Range
Property Specialty	$120.6	$160.8	$201.0
Property Catastrophe	94.3	117.9	141.5
Qualifying Quota Share	40.4	47.5	54.6
Other Specialty	$96.4	128.6	$160.8

Total		$454.8

     Net Foreign Exchange Gains

     Net foreign exchange gains result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gain during the years ended December 31, 2004, 2003 and 2002 is primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of foreign currency premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

Years ended December 31, ($ in millions):	2004	2003	2002
Acquisition costs (including profit commission)	$152.7	$140.4	$62.9

General and administrative expenses	$55.3	$50.0	$26.3

Expense Ratio (including profit commission)	26.4%	27.0%	27.0%

Expense Ratio (excluding profit commission)	25.4%	24.2%	26.6%

     Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. General and administrative expenses are comprised of fixed expenses, which include salaries and benefits, share options and office and risk management expenses, and variable expenses which include costs related to our performance unit plan and bonuses.

     Acquisition costs as a percentage of gross premiums earned, excluding reinsurance and profit commission, were 16.7%, 16.5% and 16.7% for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 ratio is broadly similar to the 2003 and 2002 ratios. We anticipate that the acquisition cost ratio, excluding profit commission, will remain at a similar level in 2005 as in 2004 although the amount may vary due to the mix of business written and estimated loss experience.

     Profit commission expensed was $7.6 million, $19.6 million, and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Profit commission has declined substantially as compared to the same period in 2003 mainly due to the increase in loss and loss adjustment expenses related to the third quarter of 2004 catastrophes. The accrual for profit commission increased in 2003 as compared to 2002 as a result of favorable loss experience. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates.

     General and administrative expenses for the years indicated consisted of the following ($ in millions):

Years ended December 31,	2004	2003	2002
Fixed expenses, excluding share options	$34.2	$29.0	$15.7
Current and deferred incentive compensation	18.8	17.0	5.2
Fair value of share options expense	2.3	4.0	5.4

Total General and Administrative expenses	$55.3	$50.0	$26.3

     The increase in general and administrative expenses from 2003 to 2004 is partially as a result of an increase in fixed expenses for professional fees and employment costs, consistent with the increase in staff numbers in 2004. In addition, there was an increase in the accrual for current and deferred incentive compensation expense but not as much as originally anticipated as our net income decreased due to the catastrophes which occurred during the third quarter of 2004.

     For the year ended December 31, 2004, the performance unit plan (“PUP”) expense included in current and deferred incentive compensation was higher than the same period in 2003 as a result of a combination of factors. The factors that affect the calculation of the PUP expense in 2004 consist of a decrease in the harvest ratio used in calculating the expense for the 2002-2004 performance period from 137.5% at December 31, 2003 to 132.0% at December 31, 2004. This reduction resulted mainly from the effect of the third quarter of 2004 catastrophes, the effect of which was partially offset by an increase in our share price which includes an adjustment for any dividends paid out during the performance period from 2003 to 2004. For the 2003-2005 period, the expense increased in 2004 due to the increase in the harvest ratio from 100% at the end of 2003 to 116.4% at December 31, 2004, combined with the increase in our share price which includes an adjustment for any dividends paid out during the performance period, from 2003 to 2004. The 2004 year also includes an additional accrual for the 2004-2006 performance period. The overall effect was a net increase in the PUP expense as compared to 2003. On February 28, 2005 we paid out the 2002-2004 PUP accrual of approximately $14.0 million.

          The current and deferred incentive compensation expense was higher in 2003 as compared to 2002 as the 2003 year included an accrual for both the 2002-2004 and the 2003-2005 performance periods as well as the fact that the share price at December 31, 2003 was significantly higher than at December 31, 2002. As our results evolve, we may need to increase or decrease our harvest ratio used in the expense calculation which could either reduce or increase the PUP expense.

          We anticipate that our general and administrative expense ratio will increase during 2005 as we expect our general and administrative expenses to be at a similar level to 2004 but anticipate that our earned premium will decline as discussed above in the gross premiums written section.

          The fair value of share options expense has decreased from 2002 to 2004 as a portion of the outstanding share options became fully vested and expensed.

     Net Investment Income

Years ended December 31, ($ in millions):	2004	2003	2002
Net investment income	$69.1	$50.1	$39.7

          Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds and investment management and custodian fees of $2.6 million, $3.2 million and $2.1 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The investment management fees were paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party. The investment management and custodian fees are lower for 2004 as compared to 2003 even though the asset base has increased because the investment management fee structure was revised during the first quarter of 2004, resulting in a lower expense for our current portfolio mix. The fees increased from 2002 to 2003 due to the increase in our asset base. The fees will vary as our mix of investments changes.

          Because we provide short-tail insurance and reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises, corporate debt securities and mortgage-backed and asset-backed securities.

          Based on the weighted average monthly investments held, and including net unrealized gains of $1.3 million, $18.1 million and $33.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, the total investment return was 3.3%, 4.0%, and 7.0%, respectively. In 2004, as expected, our investment income has increased as a result of our larger investment portfolio, but has been offset somewhat by the higher level of paid claims during the year related to the catastrophes that occurred during the third quarter of 2004. Net paid claims were $192.0 million in 2004 as compared to $53.2 million in 2003. During 2005 we expect to pay substantial additional claims related to the catastrophes and, as such, the portfolio may shrink which may lead to minimal growth or a reduction in net investment income for 2005. In addition, the level of the investment portfolio and related investment income will be affected by the special dividend we declared on February 25, 2005 of approximately $390.0 million, any catastrophes which could occur during 2005 and by other capital management initiatives enacted.

          Proceeds from sales of available for sale securities for the years ended December 31, 2004, 2003 and 2002 were $1.1 billion, $1.3 billion and $1.2 billion, respectively. Gross realized losses in 2004 included a loss of $0.1 million relating to an equity security for a decline in value considered to be other than temporary. There were no such losses realized during 2003 or 2002. The aggregate fair value of securities in an unrealized loss position was $1.4 billion and $397.2 million at December 31, 2004 and 2003, respectively. Of the gross unrealized losses of $11.1 million at December 31, 2004, investments with a market value of $8.3 million have been in a continuous unrealized loss position for more than 12 months. Of the gross unrealized losses of $1.5 million at December 31, 2003, no investment had continuously been in an unrealized loss position for more than 12 months.

          We believe that the gross unrealized losses relating to our fixed maturity investments at December 31, 2004 of $11.1 million resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $0.1 million at December 31, 2004 are temporary based on an analysis of various factors including the time period during which the individual investments has been in an unrealized loss position and the significance of the decline.

          The performance results of our fixed maturity portfolio, with a comparison to the Lehman Brothers Government/Credit 1-5 Year Index combined with the 1-3 month Treasury Bill rate, for the year ended December 31, 2004 was as follows:

		Lehman Brothers
	Montpelier Re	Gov’t/Credit1-5 Year Index
Performance	Holdings Ltd.(1)	/ 1-3 month T-Bill
Total return	2.6%	1.7%

(1) Total return is calculated by dividing total net investment income on fixed maturity investments by the monthly average of the sum of such investments at amortized cost in 2004.

          The combination of the Lehman Brothers Government/Credit 1-5 Year Index and the 1-3 month Treasury Bill rate is used for comparative purposes as it closely reflects our asset mix.

     Financing Expense

Years ended December 31, ($ in millions):	2004	2003	2002
Fees — letter of credit facilities	$1.7	$1.0	$—
Interest — Senior Notes	15.4	6.4	—
Interest — term loan and revolving facilities	—	2.3	4.5
Interest — funds withheld	0.4	—	—

Total Financing Expense	$17.5	$9.7	$4.5

          Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section. These fees are higher than the same period in 2003 as more reinsureds have requested additional security as a result of the third quarter catastrophes.

          We paid interest expense during the year ended December 31, 2004 of $15.8 million related to the Senior Notes. We expect to pay the same amount of interest in 2005 related to the Senior Notes as they bear a fixed interest rate of 6.125%. We paid interest expense during the years ended December 31, 2003 and 2002 of $2.8 million and $3.5 million, respectively, which related to the term loan facility and revolving loan facility only. The term loan facility and revolving credit facility were repaid and terminated during 2003.

          For the years ended December 31, 2003 and 2002, interest expensed relating to the term loan facility and revolving loan facility represented an average rate of 1.7% and 2.2%, respectively.

     Net Realized Gains (Losses) on Investment

          Net realized gains (losses) on investments for the years ended December 31, 2004, 2003 and 2002 were $7.2 million, $7.6 million and $7.7 million, respectively, which were due to net gains (losses) realized from the sale of fixed maturity and equity investments and a realized loss of $1.0 million during 2003 which resulted from the termination of the interest rate swap contract, cancelled simultaneously with the repayment of the term loan facility on August 4, 2003.

Financial Condition and Liquidity

          We are a holding company that conducts no operations of its own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and to pay dividends to our shareholders and warrant holders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. We currently have in place a regular dividend program of $0.34 per share per quarter. In addition, on February 25, 2005 we declared a special dividend in the amount of $5.50 per common voting share and warrant payable on March 31, 2005 to shareholders and warrant holders of record on March 15, 2005. We expect to continue the payment of dividends in the future but we cannot assure that such payments will continue. Any determination to pay any future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

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

Capital Resources

          Our shareholders’ equity at December 31, 2004 was $1,751.9 million, of which $585.0 million was retained earnings. Our capital base has increased by $94.2 million since December 31, 2003 as our retained earnings have increased by more than the dividends paid and net repurchases of our common shares. Our contractual obligations and commitments are set out below as at December 31, 2004.

Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$382,071	$15,313	$30,625	$30,625	$305,508
Gross Loss and Loss Adjustment Expense Reserves	549,541	373,037	126,643	33,603	16,258
Operating leases	40,942	2,181	7,386	9,063	22,312

Total	$972,554	$390,531	$164,654	$73,291	$344,078

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

          The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at December 31, 2004. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expenses section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this filing. These estimated obligations will be funded through existing cash and investments.

          We may issue additional debt or equity as circumstances warrant. In this regard, on February 12, 2004 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $500.0 million of debt, trust preferred and/or equity securities. The registration statement was declared effective and should provide us with significant flexibility with respect to our access to the public capital markets. Also included in the registration statement were 31,665,460 common shares which may be offered for sale by our shareholders. We will not receive any proceeds from sales by our shareholders but may have to pay related expenses. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.

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

          Our Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of our shares owned by him. The plan covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, options for 500,000 common shares were exercised during the year ended December 31, 2004 at the exercise price of $16.67, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $8.3 million. Subsequent to December 31, 2004, 10,000 options and 90,000 options with an exercise price of $16.67 and $17.50, respectively, were exercised for an additional 100,000 common shares, which has exhausted the plan.

Credit Facilities ($ in thousands):

Letters of Credit Facilities:	Credit Line	Usage		Expiry Date	Purpose
One facility — Total	$500,000		$252,043	May 2007	Required security for reinsureds
One facility — Total	$50,000	$	Nil	December 2005	Required security for reinsureds

          In the normal course of business, we provide security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit issued by a bank at our request. In order for us to write Lloyd’s Qualifying Quota Share business, we must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004 the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility for the account of Montpelier Re in favor of Lloyd’s or certain U.S. ceding companies (“Tranche A”) in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies only (Tranche “B”) in an amount of up to $200.0 million of which up to $50.0 million may be used by us as a revolving line of credit for general corporate purposes. This agreement replaced the Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank discussed below. Letters of credit issued under this facility at December 31, 2004 were $252.0 million and are secured by cash and investments of approximately $277.2 million. On October 28, 2004, we exercised an option to increase the aggregate amount of Tranche B by $50.0 million to $250.0 million as we anticipated that reinsureds would be requesting additional security as a result of the third quarter catastrophes.

          Effective December 23, 2004, Montpelier Re entered into a $50.0 million Letter of Credit Reimbursement and Pledge Agreement with HSBC Bank USA, National Association. The agreement is a one year secured facility that allows Montpelier Re to issue up to $50.0 million in letters of credit. The agreement’s covenants are the same as those under the above Letter of Credit Facility Agreement and are described below. There were no letters of credit issued under this facility at December 31, 2004.

          We expect these letter of credit facilities to be sufficient to support Montpelier Re’s estimated obligations for the next 12 months in the absence of a very major catastrophe. The Letter of Credit Facility Agreements contain covenants that limit our and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreements also require us to maintain specific financial ratios and Montpelier Re to maintain certain credit ratings. If we or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and we would not be able to borrow under the revolving line of credit. For the year ended December 31, 2004 we were in compliance with all covenants.

          Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the years ended December 31, 2004 and 2003, Montpelier Re satisfied these requirements.

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

Investments

          The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

As at December 31,	2004	2003
Fixed maturities, available for sale, at fair value	$2,325,273	$1,976,165
Equity investments, available for sale, at fair value	45,355	37,564
Other investments, at estimated fair value	117,453	84,354
Cash and cash equivalents, at fair value	110,576	139,587

Total Invested Assets	$2,598,657	$2,237,670

          Because a significant portion of our contracts provide short-tail reinsurance coverage for damages resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored corporate debt securities and mortgage-backed and asset-backed securities.

          The market value of our portfolio of fixed maturity investments at December 31, 2004 comprises U.S. government securities (17.7%), Non U.S. government securities (0.9%), U.S. government-sponsored enterprises securities (41.0%), corporate debt securities (31.0%) and mortgage-backed and asset-backed securities (9.4%). All of the fixed maturity investments we currently hold were publicly traded at December 31, 2004. Based on the weighted average monthly investments held, and including net unrealized gains, our total return on investments for the year ended December 31, 2004 was 3.3%. This return was partially due to the unrealized gain on our investment in Aspen at December 31, 2004 of $13.7 million. The average duration of our invested asset portfolio was 2.2 years and the average rating of the portfolio was AA+ at December 31, 2004. If the right conditions arise in 2005, we may deploy further capital in strategic investments or investment classes other than existing classes.

          We have an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), a Bermuda –based holding company of Aspen Insurance UK Limited (“Aspen Re”). At December 31, 2004, we owned 4.0 million shares of Aspen, which represented approximately 5.8% of Aspen on an undiluted basis. Aspen completed their initial public offering on December 4, 2003. Our investment in Aspen is carried at quoted market value at December 31, 2004. At December 31, 2003 the shareholders agreement and other restrictions presented significant obstacles and uncertainties in the determination of the number of shares that could be reasonably expected to qualify for sale within one year. As a result of this illiquidity, at December 31, 2003 a portion of the total investment was considered restricted and was discounted. The aggregate unrealized gain is included in accumulated other comprehensive income. On February 3, 2005, the Company sold 1.5 million of its Aspen shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. The Company currently owns 2.5 million shares, or approximately 3.6% of Aspen.

          On August 2, 2004, the Company invested an aggregate of $20.0 million as part of an investor group acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value based on reported net asset values and other information available to management, with any unrealized gain or loss included in accumulated other comprehensive income.

Cash Flows

          In the year ended December 31, 2004, we generated an operating net cash inflow of $519.7 million, primarily relating to premiums net of acquisition costs received by Montpelier Re. We paid net losses of $192.0 million during the year ended December 31, 2004. We invested a net amount of $396.3 million during the year ended December 31, 2004, and had a cash balance of $110.6 million at December 31, 2004. The increase in liquidity has resulted from premiums received that were higher than the level of paid claims during the year. Our liquidity depends on operating, investing and financing cash flows as described below.

          Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments.

          Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and future authorized share repurchases. In 2004 we purchased retrocessional excess of loss protection against large risk losses on the direct insurance and facultative book and against small to medium-size catastrophes on our overall property writings. In addition, in 2004 we also purchased retrocessional stop-loss protection against losses on our casualty writings. For 2005 we expect to purchase a slightly higher amount of reinsurance protection as compared to 2004.

          Our cash flows from operations represent the difference between premiums collected and investment earnings realized, and the loss and loss adjustment expenses, underwriting and other expenses paid and investment losses realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested the majority of our cash flows not required for operating purposes but have also paid out dividends to our shareholders and repurchased common shares during 2004 as discussed above.

          We have written certain business that has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both our results of operations and operational cash flows. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

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

          The estimated fair value of fixed maturity, equity, other investments and our cash and cash equivalents balance was $2,598.7 million as of December 31, 2004, compared to $2,237.7 million at December 31, 2003. The primary cause of this increase was the receipt of $718.7 million in premiums net of acquisition costs, net investment income of $69.1 million and net realized gains on investments of $7.2 million for the year ended December 31, 2004, offset by paid claims, the payment of general and administrative expenses, the payment of dividends and the repurchase of some of our common shares.

          For the period from inception until December 31, 2004, we have had sufficient cash flow from operations to meet our liquidity requirements. We have generated cash flows from operations since our inception significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance operations we have used such capital to invest in new opportunities and returned additional capital to shareholders in the form of dividends or share repurchases under certain circumstances. As announced on February 25, 2005, we will return approximately $390.0 million of capital to shareholders and warrant holders by way of a special dividend to be paid on March 31, 2005 to shareholders of record as of March 15, 2005. We may take similar measures in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We believe that we are principally exposed to three types of market risk: interest rate risk, foreign currency risk and credit risk.

          The company has in place a derivatives use plan. However it has not entered into any derivative contracts to date.

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

          As of December 31, 2004, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 2.2% or approximately $52.3 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.0% or approximately $46.6 million.

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

          As of December 31, 2004, we held $219.2 million, or 8.4% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

          As of December 31, 2003, we held $164.9 million, or 7.4% of our total invested assets, in mortgage-backed and asset-backed securities.

          Foreign Currency Risk. A significant portion of our business is reinsuring or insuring risks, receiving premiums and paying losses in currencies other than the U.S. dollar. We also maintain a small portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the rates of these currencies. In the event of a significant loss event which requires settlement in a currency other than the United States dollar, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At December 31, 2004 and 2003, we did not have any outstanding forward foreign currency exchange contracts.

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

          Our premiums receivable and liabilities for losses incurred in foreign currencies are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

          Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. All of our fixed maturity investments were publicly traded at December 31, 2004 and 99.8% were investment grade. All of our fixed maturity investments were publicly traded and were all investment grade at December 31, 2003.

Effects of Inflation

          The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. We take into account the anticipated effects on us in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for loss and loss adjustment expenses we cannot know the precise effects of inflation on our results until claims are ultimately settled.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure for the period since the Company’s incorporation November 14, 2001 through the date of this filing.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures.

          We have established disclosure controls and procedures designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of management and the Board of Directors. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of December 31, 2004 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

          Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears on page F-2.

     Changes in internal controls.

     During the fourth quarter of 2004, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

          None.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

3. Exhibits

          (b) Exhibits

Exhibit
Number	Description of Document
3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002(incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333- 89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).

4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).

10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1(Registration No. 333- 89408)).

Exhibit
Number	Description of Document
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).

10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.12	Amended Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Re and Banc of America Securities LLC and a syndicate of lending institutions, dated May 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2004).

10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.15	Severance Plan, dated as of August 27, 2004, between certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

10.17	Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).

10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

Exhibit
Number	Description of Document
10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor, filed with this report.

10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher, filed with this report.

10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III, filed with this report.

10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young, filed with this report.

10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan, filed with this report.

21.1	Subsidiaries of the Registrant, filed with this report.

23.1	Consent of PricewaterhouseCoopers, filed with this report.

31.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certification of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

(c)	See (a) above

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Hamilton, Bermuda, on the 4th day of March, 2005.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ ANTHONY TAYLOR

Name:	Anthony Taylor
Title:	Chairman and Chief Executive Officer

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

          Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 4th day of March, 2005.

Signature	Title

/s/ ANTHONY TAYLOR	Chairman and Chief Executive Officer and Director
(Principal Executive Officer)
Anthony Taylor

/s/ KERNAN V. OBERTING	Chief Financial Officer
(Principal Financial Officer)
Kernan V. Oberting

/s/ NEIL MCCONACHIE	Chief Accounting Officer and Treasurer
(Principal Accounting Officer)
Neil McConachie

/s/ K. THOMAS KEMP	Director

K. Thomas Kemp

/s/ JOHN D. GILLESPIE	Director

John D. Gillespie

/s/ RAYMOND BARRETTE	Director

Raymond Barrette

/s/ G. THOMPSON HUTTON	Director

G. Thompson Hutton

/s/ RAYMOND M. SALTER	Director

Raymond M. Salter

/s/ ALLAN W. FULKERSON	Director

Allan W. Fulkerson

/s/ WILLIAM L. SPIEGEL	Director

William L. Spiegel

/s/ STEVEN J. GILBERT	Director

Steven J. Gilbert

/s/ KAMIL M. SALAME	Director

Kamil M. Salame

/s/ JOHN F. SHETTLE JR.	Director

John F. Shettle Jr.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:

          We have completed an integrated audit of Montpelier Re Holdings Ltd.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

          Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this filing, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the Company’s internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles, generally accepted in the United States of

America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers

Hamilton, Bermuda

March 4, 2005

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2004 AND 2003
(Expressed in thousands of United States Dollars, except share amounts)

	2004	2003
ASSETS
Fixed maturities, at fair value (amortized cost: 2004 — $2,320,229; 2003 — $1,951,875)	$2,325,273	$1,976,165
Equity investments, at fair value (cost: 2004 - $32,239, 2003 - $31,811)	45,355	37,564

Total investments available for sale	2,370,628	2,013,729
Other investments	117,453	84,354

Total investments	2,488,081	2,098,083
Cash and cash equivalents, at fair value	110,576	139,587
Unearned premium ceded	16,982	9,910
Premiums receivable	173,763	207,901
Securities lending collateral	420,856	354,524
Funds withheld	5,130	3,724
Deferred acquisition costs	59,031	59,817
Reinsurance recoverable	94,700	7,727
Accrued investment income	23,822	20,666
Other assets	5,172	5,174

Total Assets	$3,398,113	$2,907,113

LIABILITIES
Loss and loss adjustment expense reserves	549,541	249,791
Unearned premium	287,546	318,673
Reinsurance balances payable	74,909	24,935
Investment trades pending	129	376
Securities lending payable	420,856	354,524
Debt	248,963	248,843
Accounts payable, accrued expenses and other liabilities.	40,612	28,224
Dividends payable	23,613	24,042

Total Liabilities	$1,646,169	$1,249,408

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2004; 62,131,232 shares (2003 — 63,392,597)	104	106
Additional paid-in capital	1,111,735	1,130,305
Accumulated other comprehensive income	55,094	53,731
Retained earnings	585,011	473,563

Total Shareholders’ Equity	1,751,944	1,657,705

Total Liabilities and Shareholders’ Equity	$3,398,113	$2,907,113

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Expressed in thousands of United States Dollars, except share amounts)

	2004	2003	2002
REVENUES
Gross premiums written	$837,051	$809,733	$607,688
Reinsurance premiums ceded	(87,735)	(31,758)	(41,779)

Net premiums written	749,316	777,975	565,909
Change in net unearned premiums	38,199	(72,642)	(235,983)

Net premiums earned	787,515	705,333	329,926
Net investment income	69,072	50,148	39,748
Net realized gains on investments	7,248	7,631	7,716
Net foreign exchange gains	6,999	8,310	1,681

Total Revenues	870,834	771,422	379,071

EXPENSES
Loss and loss adjustment expenses	404,802	164,107	133,310
Acquisition costs	152,779	140,391	62,926
General and administrative expenses	55,294	50,021	26,278
Financing expense	17,534	9,688	4,460

Total Expenses	630,409	364,207	226,974

Income before taxes	240,425	407,215	152,097

Income tax expense	144	37	52

NET INCOME	$240,281	$407,178	$152,045

COMPREHENSIVE INCOME
Net income	$240,281	$407,178	$152,045
Other comprehensive income	1,363	18,164	33,689

Comprehensive income	$241,644	$425,342	$185,734

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	62,633,467	63,392,597	55,178,150
Diluted	67,706,972	67,275,287	55,457,141
Basic earnings per common share	$3.84	$6.42	$2.76

Diluted earnings per common share	$3.55	$6.05	$2.74

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Expressed in thousands of United States Dollars)

	2004	2003	2002
Common voting shares
Balance — beginning of year	$106	$106	$87
Issue of common shares	1	—	19
Repurchase of common shares	(3)	—	—

Balance — end of year	104	106	106

Additional paid-in-capital
Balance — beginning of year	1,130,305	1,126,435	920,306
Issue of common shares	10,612	—	219,034
Repurchase of common shares	(31,487)	—	—
Direct equity offering expenses	—	(170)	(18,300)
Compensation recognized under stock option plan	2,305	4,040	5,395

Balance — end of year	1,111,735	1,130,305	1,126,435

Accumulated other comprehensive income
Balance — beginning of year	53,731	35,567	1,878
Net change in unrealized gains on investments	1,309	18,120	33,642
Net change in currency translation adjustments.	54	44	47

Balance — end of year	55,094	53,731	35,567

Retained earnings (accumulated deficit)
Balance — beginning of year	473,563	90,427	(61,618)
Net income	240,281	407,178	152,045
Repurchase of common shares	(33,989)	—	—
Dividends on common shares	(94,844)	(24,042)	—

Balance — end of year	585,011	473,563	90,427

Total Shareholders’ Equity	$1,751,944	$1,657,705	$1,252,535

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Expressed in thousands of United States Dollars)

	2004	2003	2002
Cash flows provided by operating activities:
Net income	$240,281	$407,178	$152,045
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	14,640	14,679	3,803
Depreciation	1,808	903	364
Compensation recognized under stock option plan	2,305	4,040	5,395
Net realized gains on investments	(7,248)	(7,631)	(7,716)
Realized gain on disposal of equipment	(68)	—	—
Amortization of deferred financing costs	—	1,325	680
Accretion of Senior Notes	120	50	—
Change in:
Unearned premium ceded	(7,072)	(6,158)	(3,752)
Premiums receivable	34,138	(60,693)	(147,075)
Funds withheld	(1,406)	16,783	(20,507)
Deferred acquisition costs	786	(14,936)	(44,865)
Reinsurance recoverable	(86,973)	8,929	(16,656)
Accrued investment income	(3,156)	(7,609)	(11,358)
Other assets	496	66	(1,387)
Loss and loss adjustment expense reserves	299,750	103,676	146,115
Unearned premium	(31,127)	77,673	240,858
Reinsurance balances payable	49,974	22,487	2,448
Accounts payable, accrued expenses and other liabilities	12,388	20,684	(2,889)
Net change in currency translation adjustments	54	44	47
Amount due to affiliates	—	—	(324)

Net cash provided by operating activities	519,690	581,490	295,226

Cash flows used in investing activities:
Purchases of fixed maturities	(1,501,642)	(1,991,760)	(1,922,773)
Purchases of equity investments	(10,338)	(34,204)	—
Purchases of other investment	(20,000)	—	—
Proceeds from sale and maturity of fixed maturities	1,123,882	1,322,003	1,216,475
Proceeds from sale of equity investments	11,769	2,585	—
Investment of securities lending collateral	(66,332)	(354,524)	—
Payment on settlement of interest rate swap	—	(1,002)	—
Purchases of equipment	(2,993)	(1,072)	(3,112)
Sale of equipment	759	—	—

Net cash used in investing activities	(464,895)	(1,057,974)	(709,410)

Cash flows (used in) provided by financing activities:
Issue of common shares	10,612	—	245,053
Repurchase of common shares	(65,476)	—	—
Securities lending collateral received	66,332	354,524	—
Repayment of debt	—	(150,000)	—
Net proceeds received from issuance of Senior Notes	—	248,792	—
Dividends paid	(95,274)	—	—
Direct equity offering expenses	—	(170)	(18,300)
Amount paid to affiliate for overpayment of subscription	—	—	(250)

Net cash (used in) provided by financing activities	(83,806)	453,146	226,503

Decrease in cash and cash equivalents	(29,011)	(23,338)	(187,681)

Cash and cash equivalents — Beginning of year	139,587	162,925	350,606

Cash and cash equivalents — End of year	$110,576	$139,587	$162,925

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Expressed in thousands of United States Dollars,
except per share amounts or as where otherwise described)

1. General

     Montpelier Re Holdings Ltd. (the “Company”) was incorporated under the laws of Bermuda on November 14, 2001. The Company, through its principal operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a provider of global property and casualty reinsurance and insurance products. Montpelier Re is incorporated in Bermuda and is registered as a Class 4 insurer under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). On July 23, 2004, the Company incorporated Montpelier Agency Ltd. (“MAL”), another wholly-owned subsidiary of the Company, to provide insurance management services. MAL has not yet commenced operations.

     Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001, and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, is the registered holder of certain types of securities, including United States equity securities. Loudoun Re (“Loudoun”) is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during the fourth quarter of 2004 through the issuance of a surplus note. Under FIN 46R, Loudoun is consolidated into the financial statements of Montpelier Re. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.

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

Premiums and related costs

     Premiums are recognized as written for the full period of the contract as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.

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

Reinsurance

     In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. The Company is selective in regard to its reinsurers, placing reinsurance only with reinsurers with a strong financial condition, industry ratings and underwriting ability. The Company monitors the financial condition and ratings of its reinsurers on an ongoing basis.

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

Funds Withheld

     Funds held by reinsured companies represent insurance balances retained by ceding companies for a period in accordance with contractual terms. The Company generally earns investment income on these balances during the period funds are held.

Loss and Loss Adjustment Expense Reserves

     Loss and loss adjustment expense reserves are maintained by the Company to cover the estimated liability for both reported and unreported claims. A significant portion of the Company’s business is property catastrophe and other classes with higher attachment points of coverage. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of the Company’s policies are characterized by high severity and low frequency and other factors which could vary significantly as claims are settled. This limits the volume of industry claims experience available from which to reliably predict ultimate losses following a loss event. In addition, the Company has limited past loss experience due to its short operating history, which increases the inherent uncertainty in estimating ultimate loss levels.

     Loss and loss adjustment expense reserves include a component for outstanding case reserves for which claims have been reported and a component for losses incurred but not reported (“IBNR”). Case reserve estimates are initially set on the basis of loss reports received from third parties. Estimated IBNR reserves consist of a provision for additional development in excess of the case reserves reported by ceding companies as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. IBNR reserves are estimated by management using various actuarial methods as well as a combination of our own loss experience, historical insurance industry loss experience, our underwriters’ experience, estimates of pricing adequacy trends, and management’s professional judgement. The Company’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis and the Company’s loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

     The uncertainties inherent in the reserving process, delays in ceding companies reporting losses to the Company, together with the potential for unforeseen adverse developments, may result in loss and loss adjustment expenses significantly greater or less than the reserve provided at the time of the loss event. Reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if the loss is a catastrophic event. Loss and loss adjustment expense reserve estimates and the methodology of estimating such reserves are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Investments and cash

     Fixed maturity and equity investments are classified as available for sale and are carried at fair value, based on quoted market prices. The net unrealized appreciation or depreciation on fixed maturities and equity investments are included in accumulated other comprehensive income.

     Other investments are recorded at estimated fair value based on financial information received and other information available to management, including factors restricting the liquidity of the investments.

     Investments are reviewed to determine if they have sustained an impairment in value that is considered to be other than temporary. This review involves consideration of several factors including (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment, which includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. Unrealized depreciation in the value of individual investments, considered by management to be other than temporary, is charged to income in the period it is determined.

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

Earnings (Loss) Per Share

     The calculation of basic earnings (loss) per common share is based on the weighted average number of common shares and excludes any dilutive effects of warrants and options. The calculation of diluted earnings (loss) per common share assumes the exercise of all dilutive warrants and options, using the treasury stock method. Warrants and options are dilutive when the quoted market value of the Company’s common shares exceeds the strike price of the warrants or options.

Foreign Currency Translation

     The Company’s functional currency is the United States dollar. Assets and liabilities of foreign operations whose functional currency is not the United States dollar are translated at exchange rates in effect at the balance sheet date. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of translation adjustments of foreign subsidiaries is included in accumulated other comprehensive income.

     Other monetary assets and liabilities denominated in foreign currencies have been translated into United States dollars at the rates of exchange prevailing at the balance sheet date. Income and expense transactions originating in foreign currencies are translated at the average rate of exchange prevailing on the date of the transaction. Gains and losses on foreign currency translation are recognized in income.

Employee Incentive Plans

     Performance Unit Plan (the “PUP”). Performance units have been granted to executive officers and certain other key employees. The ultimate value of these performance units, which vest at the end of three-year performance periods, is dependent upon the Company’s achievement of specific performance targets over the course of the overlapping three-year periods and the market value of the Company’s shares at the end of the vesting period. Performance units are payable in cash, common stock or a combination of both. The liability is based on the number of units granted, the share price at the end of the respective fiscal period end, plus an adjustment for any dividends paid out during the performance period and an assumption of a 100% harvest ratio, unless otherwise adjusted, and is expensed over the vesting period of the performance units granted. At the end of the sixth quarter and every quarter thereafter of each three-year performance period, the Company reassesses the projected results for each three year performance period and adjusts the accrued PUP liability as necessary. The Company recalculates the liability under the PUP as the financial results evolve and the share price changes and reflects such adjustments in income in the period in which they are determined. Final determination of actual performance and amount of payment is at the sole discretion of the Compensation and Nominating Committee of the Board of Directors.

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

3. Investments

     The amortized cost, fair value and related gross unrealized gains and losses on our investment portfolio are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
At December 31, 2004	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government	$416,140	$58	$4,363	$411,835
U.S. government-sponsored enterprises	952,326	3,557	2,234	953,649
Non U.S. government	19,987	—	73	19,914
Corporate debt securities	713,755	10,072	3,161	720,666
Mortgage-backed and asset-backed securities	218,021	2,417	1,229	219,209

	2,320,229	16,104	11,060	2,325,273

Equity investments	32,239	13,172	56	45,355
Other investments	80,758	37,322	627	117,453

Total	$2,433,226	$66,598	$11,743	$2,488,081

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
At December 31, 2003	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government	$458,368	$2,797	$728	$460,437
U.S. government-sponsored enterprises	923,132	11,351	318	934,165
Corporate debt securities	406,102	10,930	376	416,656
Mortgage-backed and asset-backed securities	164,273	749	115	164,907

	1,951,875	25,827	1,537	1,976,165

Equity investments	31,811	5,770	17	37,564
Other investments	60,758	23,596	—	84,354

Total	$2,044,444	$55,193	$1,554	$2,098,083

     The following table sets forth the composition of the cost or amortized cost of fixed maturities by ratings assigned by rating agencies (e.g. Standard & Poor’s Corporation).

	Cost or
	Amortized
At December 31, 2004	Cost	%
Ratings
U.S. government	$416,140	17.9%
U.S. government-sponsored enterprises	952,326	41.0
Non U.S. government	19,987	0.9
AAA	232,794	10.0
AA	118,202	5.1
A	410,289	17.7
BBB	166,974	7.2
BB	162	—
B	231	—
Other	3,124	0.2

	$2,320,229	100.0%

	Cost or
	Amortized
At December 31, 2003	Cost	%
Ratings
U.S. government	$458,368	23.5%
U.S. government-sponsored enterprises	923,132	47.3
AAA	199,034	10.2
AA	112,532	5.8
A	253,911	13.0
BBB	4,898	0.2

	$1,951,875	100.0%

     The contractual maturities of fixed maturity investments are shown below:

Years ended December 31,	2004		2003
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$5,019	$5,000	$71,295	$71,795
Due after one year through five years	1,873,661	1,874,372	1,601,406	1,623,045
Due after five years through ten years	216,998	219,616	110,003	110,843
Due after ten years	6,530	7,076	4,898	5,575
Mortgage-backed and asset-backed securities	218,021	219,209	164,273	164,907

	$2,320,229	$2,325,273	$1,951,875	$1,976,165

     Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The analysis of net realized gains and the change in net unrealized gains on investments is as follows:

Years ended December 31,	2004	2003	2002
Gross realized gains	$9,312	$13,859	$8,828
Gross realized losses	(2,064)	(5,226)	(1,112)
Realized loss on settlement of interest rate swap	—	(1,002)	—

Net realized gains on investments	7,248	7,631	7,716
Net unrealized gains	1,309	18,120	33,642

Total realized and unrealized gains on investments	$8,557	$25,751	$41,358

     Net investment income is derived from the following sources:

Year ended December 31,	2004	2003	2002
Fixed maturities	$82,180	$65,902	$44,137
Net amortization of premium/discount	(14,640)	(14,603)	(3,803)
Equity investments	1,300	407	—
Cash and cash equivalents	2,270	1,506	1,677
Securities lending	588	157	—

	71,698	53,369	42,011
Net investment expenses (1)	(2,626)	(3,221)	(2,263)

	$69,072	$50,148	$39,748

(1)	$2.4 million, $3.2 million and $2.1 million relates to White Mountains Advisors LLC for 2004, 2003 and 2002, respectively.

     The following is an analysis of how long each of the available for sale securities held at December 31, 2004 had been in a continued unrealized loss position:

			Equal to or greater
	Less than 12 months		than 12 months
		Gross		Gross
		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses

Fixed Maturities:
U.S. government	$352,501	$4,363	$—	$—
U.S. government-sponsored enterprises	494,771	2,234	—	—
Non U.S. government	19,914	73	—	—
Corporate debt securities	314,191	3,120	6,074	41
Mortgage-backed and asset-backed securities	162,833	1,200	2,263	29

Equity investments	1,457	56	—	—

Total	$1,345,667	$11,046	$8,337	$70

     Proceeds from sales of available for sale securities for the years ended December 31, 2004, 2003 and 2002 were $1.1 billion, $1.3 billion and $1.2 billion, respectively. Gross realized losses in 2004 included a loss of $0.1 million relating to an equity security for a decline in value considered to be other than temporary. There were no such losses realized during 2003 or 2002. The aggregate fair value of securities available for sale in an unrealized loss position was $1.4 billion and $397.2 million at December 31, 2004 and 2003, respectively. Of the gross unrealized losses of $11.1 million at December 31, 2004, investments with a market value of $8.3 million have been in a continuous unrealized loss position for more than 12 months. Of the gross unrealized losses of $1.5 million at December 31, 2003, no related investment had continuously been in an unrealized loss position for more than 12 months.

     The Company has two facilities available for the issue of letters of credit with a total value of $550.0 million and $500.0 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, approximately $252.0 million and $247.1 million, respectively, of letters of credit were issued and outstanding under these facilities which were secured by investments of approximately $277.2 million and $271.8 million, respectively.

Securities Lending

     The Company participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. The Company had $415.3 million and $348.9 million in securities on loan at December 31, 2004 and 2003, respectively.

Other Investments

     The Company has an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). At December 31, 2004, the Company owned 4.0 million shares of Aspen, which represented approximately 5.8% of Aspen on an undiluted basis. Aspen completed their initial public offering on December 4, 2003. Our investment in Aspen is carried at quoted market value at December 31, 2004. At December 31, 2003, the shareholders agreement and other restrictions presented significant obstacles and uncertainties in the determination of the number of shares that could be reasonably expected to qualify for sale within one year. As a result of this illiquidity, at December 31, 2003 a portion of the total investment was considered restricted and was discounted. The aggregate unrealized gain is included in accumulated other comprehensive income. See “Subsequent Events” regarding the Company’s sale of a portion of our Aspen holdings. The carrying value of Aspen at December 31, 2004 and 2003 was $98.1 million and $84.4 million, respectively.

     On August 2, 2004, the Company invested an aggregate of $20.0 million, or less than 2%, as part of an investor group which included one of our major shareholders, acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at December 31, 2004 of $19.4 million based on reported net asset values and other information available to management, with the unrealized loss included in accumulated other comprehensive income.

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

     Loss and loss adjustment expense reserve estimates are based on all relevant information available to the Company. The Company believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within coverages assumed by the Company; however, there can be no assurance that actual losses will not exceed the Company’s total reserves.

     Activity in the reserve for loss and loss adjustment expenses is summarized as follows:

Years ended December 31,	2004	2003	2002
Net reserves at January 1	$242,064	$129,459	$—
Net losses incurred (released) related to:
Current year	502,341	222,261	133,310
Prior years	(97,538)	(58,154)	—

Total net incurred losses	404,803	164,107	133,310
Net paid losses related to:
Current year	150,737	30,029	4,193
Prior years	41,289	23,188	—

Total net paid losses	192,026	53,217	4,193
Effect of foreign exchange movements(1)	—	1,715	342

Total net reserves as at December 31	454,841	242,064	129,459
Losses recoverable as at December 31	94,700	7,727	16,656

Total gross reserves as at December 31	$549,541	$249,791	$146,115

(1)	For 2004, the effect of foreign currency movements on loss and loss adjustment expense reserves has been included in loss and loss adjustment expenses in the statement of operations as opposed to net foreign exchange gains as in prior years.

     The December 31, 2004, 2003 and 2002 gross reserve balance comprises reserves for reported claims of $200.5 million, $64.9 million and $38.0 million, respectively and reserves for claims incurred but not reported of $349.0 million, $184.8 million and $108.1 million, respectively. The increase in incurred losses for the current year primarily relates to the four hurricanes and two Japanese typhoons which occurred during the third quarter of 2004.

     For the year ended December 31, 2004 the Company’s favorable development on net losses related to prior years is summarized as follows:

     Property Specialty: Both the frequency and severity of reported losses was lower than the assumed reporting pattern of losses established for this class of business at December 31, 2003. This category accounted for approximately 55% of the favorable development.

     Property Catastrophe: Reserves at December 31, 2003 included reserves in respect of the European Floods of August 2002, Hurricane Isabel which occurred in September 2003, and the October 2003 wildfires in California. Loss development on these events was significantly less than the Company’s initial assumptions.

     Other Specialty: The lack of development in 2004 combined with the increasing weight placed on the Company’s actual experience in selecting a loss ratio led to a decrease in the Company’s expected loss ratio for prior years.

     QQS: During 2004 the Company reduced the expected loss ratio based on additional information provided by ceding companies.

     For the year ended December 31, 2003, the Company’s favorable development on net losses related to prior periods is summarized as follows:

     Property Specialty: Both the frequency and severity of reported losses was lower than the assumed reporting pattern of losses established for this class of business at December 31, 2002. A reduction in reported losses during 2003 also contributed to the favorable development during 2003. This category accounted for approximately two-thirds of the favorable development.

     Property Catastrophe: Reserves at December 31, 2002 included reserves in respect of the European Floods and Hurricane Lili whose development was significantly less than the Company’s initial assumptions. This category, combined with the Property Specialty category, accounted for the majority of the favorable development.

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

5. Reinsurance

     In 2004 and 2003, the Company purchased retrocessional excess of loss protection against large risk losses on the direct insurance and facultative book and against small to medium-size catastrophes on the Company’s overall property writings. In addition, in 2004 the Company purchased retrocessional stop-loss protection against losses on the Company’s casualty writings. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers. The Company records its pro-rata share of gross premiums from the direct insurance contracts as gross written premiums and records its pro-rata share of amounts incurred by the ceding company for the underlying third party reinsurance coverage as reinsurance premiums ceded.

     Reinsurance recoverable includes the Company’s share of balances due from reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments are recorded in the period they are determined. The earned reinsurance premiums ceded were $80.7 million, $25.6 million and $38.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Total recoveries netted against loss and loss adjustment expenses was $88.5 million, $(8.4) million and $16.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection. The Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. There were no such provisions recorded for uncollectible reinsurance recoverable amounts at December 31, 2004, 2003 or 2002. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A- or better by A.M. Best. The Company will consider reinsurers that are not rated or do not fall within the above rating category on a case-by-case basis.

6. Debt and Financing Arrangements

Senior Notes

     On August 4, 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of 99.517%. The net proceeds were used in part to repay the amount outstanding under the term loan facility (see below) with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125%, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intention of calling the notes. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company must adhere.

     The Company incurred interest expense on the Senior Notes for the year ended December 31, 2004 and 2003 of $15.4 million and $6.4 million and paid interest of $15.8 million and $nil, respectively.

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

     The Company incurred interest expense for the term loan facility and revolving loan facility for the years ended December 31, 2003 and 2002 of $2.3 million and $4.5 million, respectively, at an average annual interest rate of 1.7% and 2.2%, respectively, and paid interest of $2.8 million and $3.5 million, respectively.

Letter of Credit Facilities

     In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit issued by a bank at the request of the Company. In order for the Company to write Lloyd’s Qualifying Quota Share business, it must provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004 the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility for the account of Montpelier Re in favor of Lloyd’s or certain U.S. ceding companies (“Tranche A”) in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies only (“Tranche B”) in an amount of up to $200.0 million of which up to $50.0 million may be used by the Company as a revolving line of credit for general corporate purposes. On October 28, 2004, Montpelier Re exercised an option to increase the aggregate amount of Tranche B by $50.0 million to $250.0 million. This agreement replaces the Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank discussed below. Letters of credit issued under this facility at December 31, 2004 were $252.0 million and the letter of credit and the revolving line of credit were secured by cash and investments of approximately $277.2 million.

     The Letter of Credit Facility Agreement contains covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement also requires the Company to maintain specific financial ratios and Montpelier Re to maintain certain credit ratings. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the year ended December 31, 2004, the Company was in compliance with all covenants.

     Effective December 23, 2004, Montpelier Re entered into a $50.0 million Letter of Credit Reimbursement and Pledge Agreement with HSBC Bank USA, National Association. The agreement is a one year secured facility that allows Montpelier Re to issue up to $50.0 million in letters of credit. The agreement’s covenants are the same as those described above under the above Letter of Credit Facility Agreement with Banc of America Securities LLC. There were no letters of credit issued under this facility at December 31, 2004.

     Effective June 20, 2003, the Company entered into a Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million. This facility has been superseded by the agreement discussed above with Banc of America Securities LLC. Letters of credit outstanding under this facility in favor of Lloyd’s at December 31, 2003 were $245.7 million and were secured by cash and investments of approximately $270.3 million.

     The Company previously made arrangements with Barclay’s Bank PLC for the provision of an additional letter of credit facility in favor of certain U.S. ceding companies in an amount of up to $50.0 million which was cancelled on January 31, 2004. Letters of credit outstanding at December 31, 2003 under the Barclay’s facility were approximately $1.4 million and were secured by cash and investments of approximately $1.5 million.

7. Related Party Transactions

     As at December 31, 2004, two directors were employed by White Mountains Insurance Group, which beneficially owned 19.4% and 22.9% of the Company at December 31, 2004 and 2003.

     The Company has engaged White Mountains Advisors LLC, a wholly owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average fee of 0.11%, 0.17% and 0.19% for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s Chairman of the Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company.

Years ended December 31, ($ in millions):	2004	2003	2002
Investment manager fees expensed	$2.4	$3.2	$2.1
Investment manager fees payable	$0.7	$0.9	$0.6

     In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance Group, for each of the years ended December 31, 2004 and 2003. The Company entered into four reinsurance agreements with OneBeacon Insurance Group for the year ended December 31, 2002. Aggregate annual premiums from these agreements were $1.4 million, $1.2 million and $0.7 million, respectively, for the years ended December 31, 2004, 2003 and 2002, respectively.

8. Shareholders’ Equity

Authorized and Issued

     At December 31, 2004 and 2003, the total authorized common voting shares of the Company were 1,200,000,000, with a par value of 1/6 cent each.

     At December 31, 2004 and 2003, the total issued and outstanding shares of the Company were 62,131,232 and 63,392,597, respectively. The holders of common voting shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.5 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.5 percent. There are various restrictions on the ability of certain shareholders to dispose of their shares.

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

     On March 17, 2004, April 6, 2004 and November 22, 2004, different shareholders of the Company completed secondary offerings of 4,785,540, 4,000,000 and 3,500,000 common shares, respectively. The secondary offerings did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offerings but was required to pay offering expenses of approximately $ 0.5 million for each of the March 17, 2004 and April 6, 2004 secondary offerings only, which are included in general and administrative expenses for the year ended December 31, 2004.

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

     The Company’s Chairman, President and Chief Executive Officer has adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares owned by him. The plan covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, options for 500,000 common shares were exercised during the year ended December 31, 2004 at the exercise price of $16.67, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $8.3 million. Subsequent to December 31, 2004, 10,000 options and 90,000 options with an exercise price of $16.67 and $17.50, respectively, were exercised for an additional 100,000 common shares, which has exhausted the plan.

     During the year ended December 31, 2004, two other officers of the Company exercised options for 127,500 common shares at an average exercise price of $17.87.

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

     The warrant contracts may be settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrants were initially measured at an aggregate fair value of $61.3 million and reported as an expense and an addition to additional paid-in-capital for the period ended December 31, 2001.

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

Dividends

     Dividends declared and paid on common voting shares and warrants during 2004 amounted to $1.36 per common voting share and warrant. Dividends declared during 2003 were $0.34 per common voting share and warrant.

     The total amount of dividends paid to holders of the common voting shares and warrants during 2004 and 2003 was $95.3 million and $nil, respectively. There were no dividends declared or paid during the periods ended 2002 or 2001.

9. Segment Reporting

     Management has determined that the Company operates in one segment only. The Company focuses on writing global property and casualty reinsurance and insurance products.

     The following tables set forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the years indicated ($ in millions):

Gross Premiums Written by Line

Years ended December 31,	2004		2003		2002 (1)
Property Specialty	$314.0	37.5%	$307.4	37.9%	$194.3	32.0%
Property Catastrophe	330.3	39.5	315.4	39.0	186.0	30.6
Other Specialty	186.8	22.3	134.1	16.6	55.7	9.2
Qualifying Quota Share	5.9	0.7	52.8	6.5	171.7	28.2

Total	$837.0	100.0%	$809.7	100.0%	$607.7	100.0%

(1)	During 2003, the Company refined the classification of gross premiums written for certain pro-rata contracts between the Property Specialty line and the Property Catastrophe and Other Specialty lines. There was no effect on total gross premiums written.

Gross Premiums Written by Geographic Area of Risks Insured

Years ended December 31,	2004		2003		2002 (3)
USA and Canada	$375.6	44.9%	$381.8	47.1%	$204.1	33.6%
Worldwide (1)	249.7	29.8	227.6	28.1	309.9	51.0
United Kingdom and Ireland	58.9	7.0	50.4	6.2	13.1	2.2
Japan	36.5	4.4	32.8	4.1	20.6	3.4
Western Europe, excluding the United Kingdom and Ireland	36.1	4.3	35.3	4.4	20.9	3.4
Worldwide, excluding USA and Canada (2)	29.9	3.6	35.8	4.4	11.9	1.9
Others (1.5% or less)	50.3	6.0	46.0	5.7	27.2	4.5

Total	$837.0	100.0%	$809.7	100.0%	$607.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

(3)	During 2003, the Company refined the classification of gross premiums written between geographic areas. There was no effect on total gross premiums written.

     The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe. No such contracts have been written in 2004.

          The following table sets forth a breakdown of the Company’s gross premiums written by broker for the years indicated ($ in millions):

Gross Premiums Written by Broker

Years ended December 31,	2004		2003		2002 (2)
Marsh	$188.7	24.8%	$204.7	28.1%	$143.6	23.8%
Aon	166.9	21.9	145.9	20.0	92.7	15.4
Benfield (1)	133.9	17.6	147.1	20.2	163.1	27.0
Willis Group (1)	104.1	13.7	120.9	16.6	148.1	24.5
Other brokers	167.2	22.0	110.1	15.1	56.2	9.3

Total brokers	760.8	100.0%	728.7	100.0%	603.7	100.0%

Direct (no broker)	76.2		81.0		4.0

Total	$837.0		$809.7		$607.7

(1)	Includes QQS gross premiums written

(2)	During 2003, the Company refined the broker classifications. There was no effect on total gross premiums written.

10. Earnings Per Share

     The reconciliation of basic and diluted earnings per share is as follows:

Years ended December 31,	2004	2003	2002
Basic earnings per common share:
Net income available to common shareholders	$240,281	$407,178	$152,045
Weighted average common shares outstanding – Basic	62,633,467	63,392,597	55,178,150

Basic earnings per common share	$3.84	$6.42	$2.76

Diluted earnings per common share:
Net income available to common shareholders	$240,281	$407,178	$152,045
Weighted average common shares outstanding – Basic	62,633,467	63,392,597	55,178,150
Dilutive effect of warrants	3,967,866	3,110,351	263,070
Dilutive effect of share options	1,105,639	772,339	15,921

Weighted average common and common equivalent shares outstanding – Diluted	67,706,972	67,275,287	55,457,141

Diluted earnings per common share	$3.55	$6.05	$2.74

11. Commitments and Contingencies

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies. The Company did not have an aggregate investment in a single entity other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at December 31, 2004 or 2003. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company does face credit risk in respect of these holdings. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

     The Company also underwrites a significant amount of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company.

Litigation

     The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at December 31, 2004 or 2003.

Lease Commitments

     The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates. The Company has also entered into operating leases for office equipment and furniture. Future minimum annual commitments under existing leases and future leases to which the Company is committed, are expected to be as follows: 2005-$2.2 million; 2006-$2.9 million; 2007-$4.5 million; 2008-$4.5 million; and 2009-$4.6 million.

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

     A total of 936,000 performance units were authorized under the PUP at December 31, 2004, 2003 and 2002 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply) covering the three performance periods 2002 – 2004, 2003 – 2005 and 2004 — 2006.

     For the 2002-2004 cycle, the target combined ratio for a 100% harvest of value of the units granted is an average combined ratio of 70%. The target for a maximum harvest of 200% of the value of the units granted is a combined ratio of 50% or less. A combined ratio of 95% or more will result in a harvest of nil. Straight line interpolation is used between these points. At December 31, 2004 the harvest ratio for this performance period was 132.0%, compared to the estimated harvest ratio at December 31, 2003 of 137.5%. On February 28, 2005 the Company paid out the 2002 – 2004 PUP accrual of approximately $14.0 million.

     For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of a combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced a combined ratio slightly less than 72% for this three-year performance period. Taking into account our results to date as well as the estimated combined ratio for the remainder of the 2005 period, we have adjusted the harvest ratio for this performance period from 100% at December 31, 2003 to 116.4% at December 31, 2004. This resulted in an increase in the PUP liability and PUP expense during the year ended December 31, 2004.

     For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of a combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Consistent with our accounting policy, we are estimating the PUP liability and PUP expense using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the PUP liability at June 30, 2005 and each quarter thereafter.

     As at December 31, 2004, the following table summarizes the impact of potential share price changes and potential adjustments to the harvest ratio used in the liability calculation on the amount of liability and expense recorded for the remaining three-year cycles ($ in thousands):

		Increase/Decrease in PUP
	Increase/Decrease in PUP	Accrual Resulting from a
	Accrual Resulting from a	5% Increase/Decrease in
	$1 Increase/Decrease in	the Estimated Harvest
PUP Performance Period	the Share Price*	Ratio Applied**
2003-05	260	449
2004-06	112	225

*	Based on estimated harvest ratios applied at December 31, 2004

**	Based on the share price of $38.45 at December 31, 2004

     An estimated 1% change in the estimated combined ratio is approximately equivalent to a 5% change in the harvest ratio for the respective performance period.

Option Plan

     Under the option plan, options expire ten years after the award date, and are subject to various vesting periods. Options granted under the option plan may be exercised for common shares upon vesting. No more common shares may be issued under the option plan under current Committee approvals.

     A summary of options issued and related activity:

	2004		2003		2002
	Options for	Average	Options for	Average	Options for	Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding beginning of year	2,550,000	$18.08	2,550,000	$18.08	—	—
Options granted	—	—	—	—	2,550,000	$18.08
Options exercised	627,500	16.91	—	—	—	—
Options forfeited	—	—	—	—	—	—
Options expired	—	—	—	—	—	—
Outstanding end of year	1,922,500	$18.47	2,550,000	$18.08	2,550,000	$18.08

     The following table summarizes the range of exercise prices for outstanding options at December 31, 2004:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$16.67	10,000	7.00 years	$16.67	10,000	$16.67
$17.50	566,250	7.15 years	$17.50	566,250	17.50
$18.33	581,250	7.15 years	$18.33	581,250	18.33
$19.17	637,500	7.15 years	$19.17	—	—
$20.00	127,500	7.75 years	$20.00	—	—

	1,922,500			1,157,500	$17.91

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

     The weighted average fair value of options granted during 2002 is detailed below:

			Assumption of	Fair Value on
	Options		Expected Life at	Date of Grant
Exercise Prices	Outstanding	Vesting Date	Date of Grant	(in millions)
$16.67	510,000	December 31, 2002	3 years	$2.1
$17.50	510,000	December 31, 2003	4 years	2.4
$17.50	127,500	September 30, 2003	3 years	0.6
$18.33	510,000	December 31, 2004	5 years	2.7
$18.33	127,500	September 30, 2004	4 years	0.7
$19.17	510,000	December 31, 2005	6 years	2.9
$19.17	127,500	September 30, 2005	5 years	0.8
$20.00	127,500	September 30, 2006	6 years	0.8

	2,550,000			$13.0

     A compensation expense of $2.3 million, $4.0 million and $5.4 million was recorded in general and administrative expenses for the years ended December 31, 2004, 2003 and 2002, respectively, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period.

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

14. Statutory Requirements

     Montpelier Re is registered under the Act. Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. To satisfy these requirements, Montpelier Re was required to maintain a minimum level of statutory capital and surplus of $374.7 million and $389.0 million at December 31, 2004 and 2003, respectively. Montpelier Re’s statutory capital and surplus was $2.0 billion and $1.8 billion at December 31, 2004 and 2003, respectively, of which $1.2 billion is fully paid up share capital.

     The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by Montpelier Re to the Company, without such notification, was $489.4 million and $448.3 million at December 31, 2004 and 2003, respectively.

     Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for both years ended December 31, 2004 and 2003.

15. Subsequent Events

     On February 3, 2005, the Company sold 1.5 million of its Aspen shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. As a result, the Company currently owns 2.5 million shares, or approximately 3.6% of Aspen.

     In addition, on February 25, 2005 the Company declared a special dividend in the amount of $5.50 per common voting share and warrant payable on March 31, 2005 to shareholders and warrant holders of record on March 15, 2005.

16. Unaudited Quarterly Financial Data

	March 31,	June 30,	September 30,	December 31,
Quarter ended	2004	2004	2004	2004
Gross premiums written	$333,225	$210,418	$184,443	$108,965
Net premiums written	297,370	182,200	170,848	98,898
Net premiums earned	190,824	193,633	209,982	193,076
Net investment income	15,282	16,263	18,016	19,511
Net realized gains (losses) on investments	1,736	1,436	1,994	2,082
Net foreign exchange gains (losses)	1,009	(1,033)	1,227	5,796
Total revenues	208,851	210,299	231,219	220,465
Loss and loss adjustment expenses	46,185	40,172	263,461	54,984
Acquisition costs	35,704	43,862	32,571	40,642
General & administrative expenses	13,711	14,816	8,897	17,870
Financing expense	4,170	4,441	4,302	4,621
Total expenses	99,770	103,291	309,231	118,117
Income (loss) before taxes	109,081	107,008	(78,012)	102,348
Income tax expense (recovery)	38	25	158	(77)
Net income	$109,043	$106,983	$(78,170)	$102,425
Basic earnings per common share	$1.72	$1.70	$(1.26)	$1.65
Diluted earnings per common share	$1.59	$1.57	$(1.26)	$1.53
Weighted average shares – basic	63,409,264	63,078,809	62,012,065	62,033,732
Weighted average shares — diluted	68,769,273	67,942,191	62,012,065	67,068,252
Loss ratio	24.2%	20.7%	125.5%	28.5%
Expense ratio	25.9%	30.3%	19.7%	30.3%
Combined ratio	50.1%	51.0%	145.2%	58.8%

	March 31,	June 30,	September 30,	December 31,
Quarter ended	2003	2003	2003	2003
Gross premiums written	$366,563	$194,082	$145,931	$103,156
Net premiums written	332,296	186,694	147,662	111,322
Net premiums earned	184,655	174,391	162,926	183,360
Net investment income	11,684	11,715	12,345	14,404
Net realized gains (losses) on investments	4,681	4,650	(3,009)	1,309
Net foreign exchange gains (losses)	1,359	(1,539)	2,077	6,414
Total revenues	202,379	189,217	174,339	205,487
Loss and loss adjustment expenses	47,690	30,157	35,097	51,162
Acquisition costs	40,998	33,851	32,352	33,190
General & administrative expenses	8,884	11,930	12,838	17,157
Interest expense	965	802	2,991	4,143
Total expenses	98,537	76,740	83,278	105,652
Income before taxes	103,842	112,477	91,061	99,835
Income tax expense (recovery)	1	(2)	69	(31)
Net income	$103,841	112,479	$90,992	$99,866
Basic earnings per common share	$1.64	$1.77	$1.44	$1.58
Diluted earnings per common share	$1.56	$1.66	$1.34	$1.46
Weighted average shares – basic	63,392,597	63,392,597	63,392,597	63,392,597
Weighted average shares – diluted	66,479,217	67,777,953	67,779,246	68,264,030
Loss ratio	25.8%	17.3%	21.5%	27.9%
Expense ratio	27.0%	26.2%	27.7%	27.5%
Combined ratio	52.8%	43.5%	49.2%	55.4%

Index to Financial Statement Schedules

Schedule
	Page	Number
Summary of Investments — Other than Investments in Related Parties as at December 31, 2004	S-2	I
Condensed Financial Information of Registrant	S-3	II
Supplementary Insurance Information for the years ended December 31, 2004, 2003, and 2002	S-6	III
Reinsurance for the years ended December 31, 2004, 2003 and 2002.	S-7	IV

Note: Other Schedules have been omitted as they are not applicable to the Company.

MONTPELIER RE HOLDINGS LTD.
SCHEDULE I
Summary of Investments
Other than Investments in Related Parties
As at December 31, 2004
(Expressed in thousands of United States dollars)

	Cost or Amortized	Fair	Amount shown in the
Type of Investment	Cost	Value	Balance Sheet
Fixed maturities:
U.S. government	$416,140	411,835	$411,835
U.S. government-sponsored enterprises	952,326	953,649	953,649
Non U.S.government	19,987	19,914	19,914
Corporate debt securities	713,755	720,666	720,666
Mortgage-backed and asset-backed securities	218,021	219,209	219,209

Total fixed maturities	2,320,229	2,325,273	2,325,273

Equity investments:	32,239	45,355	45,355
Other investments:	80,758	117,453	117,453
Cash and cash equivalents	110,576	110,576	110,576

Total investments, cash and cash equivalents	$2,543,802	2,598,657	$2,598,657

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed Financial Information of Registrant
Condensed Balance Sheets — Parent company only
AS AT DECEMBER 31, 2004 AND 2003
(Expressed in thousands of United States dollars)

	2004	2003
ASSETS
Cash and cash equivalents, at fair value	$12,622	$58,795
Investment in consolidated subsidiaries, on an equity basis	2,017,095	1,876,772
Other assets	1,128	1,798

Total Assets	$2,030,845	$1,937,365

LIABILITIES
Accounts payable and accrued expenses	6,325	6,775
Debt	248,963	248,843
Dividends payable	23,613	24,042

Total Liabilities	$278,901	$279,660

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2004; 62,131,232 shares (2003 — 63,392,597)	104	106
Additional paid-in capital	1,111,735	1,130,305
Accumulated other comprehensive income	55,094	53,731
Retained earnings	585,011	473,563

Total Shareholders’ Equity	1,751,944	1,657,705

Total Liabilities and Shareholders’ Equity	$2,030,845	$1,937,365

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed Financial Information of Registrant
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Expressed in thousands of United States Dollars, except share amounts)

	2004	2003	2002
REVENUES
Equity in net earnings of subsidiaries	$261,871	$421,907	$151,487
Management fee from subsidiary	—	5,000	8,000
Other income	331	52	165

Total Revenue	262,202	426,959	159,652

EXPENSES
Financing expense	15,433	8,731	4,460
Payment on settlement of interest rate swap	—	1,002	—
Other expenses	6,488	10,047	3,147

Total Expenses	21,921	19,780	7,607

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$240,281	$407,179	$152,045

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed Financial Information of Registrant
Statements of Cash Flows — Parent company only
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Expressed in thousands of United States dollars)

	2004	2003	2002
Cash flows provided by (used in) operating activities:
Net income	$240,281	$407,179	$152,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(261,871)	(421,907)	(151,487)
Compensation recognized under stock option plan	2,305	4,040	5,395
Accretion of Senior Notes	120	50	—
Change in:
Other assets and liabilities Dividends payable	220	12,554	(15,502)

Net cash provided by (used in) operating activities	(18,945)	1,916	(9,549)

Cash flows provided by (used in) investing activities:
Net capital contribution from (to) subsidiary	122,910	(47,161)	(221,719)

Net cash provided by (used in) investing activities	122,910	(47,161)	(221,719)

Cash flows provided by (used in) financing activities:
Issue of common shares	10,612	—	245,053
Repurchase of common shares	(65,476)	—	—
Repayment of debt	—	(150,000)	—
Net proceeds received from issuance of Senior Notes	—	248,792	—
Dividends paid	(95,274)	—	—
Direct equity offering expenses	—	(170)	(18,300)
Amount paid to affiliate for overpayment of subscription	—	—	(250)

Net cash provided by (used in) financing activities	(150,138)	98,622	226,503

Increase (decrease) in cash and cash equivalents	(46,173)	53,377	(4,765)

Cash and cash equivalents — Beginning of year	58,795	5,418	10,183

Cash and cash equivalents — End of year	$12,622	$58,795	$5,418

MONTPELIER RE HOLDINGS LTD.
SCHEDULE III

Supplementary Insurance Information
As at and for the Periods Ended December 31, 2004, 2003 and 2002
(Expressed in thousands of United States dollars)

		Future Policy				Net Benefits,	Amortization
	Deferred	benefits,				Claims, Losses	of Deferred
	Policy	Losses, Claims		Net	Net	and	Policy	Other	Gross
	Acquisition	and Loss	Unearned	Premiums	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written
2004 — Property and Casualty	$59,031	$549,541	$287,546	$787,515	$69,072	$404,802	$145,184	$55,294	$837,051
2003 — Property and Casualty	$59,817	$249,791	$318,673	$705,333	$50,148	$164,107	$120,752	$50,021	$809,733
2002 — Property and Casualty	$44,881	$146,115	$241,000	$329,926	$39,748	$133,310	$62,926	$26,278	$607,688

MONTPELIER RE HOLDINGS LTD.
SCHEDULE IV

Reinsurance
As at and for the Periods Ended December 31, 2004, 2003 and 2002
(Expressed in thousands of United States dollars)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other		Amount Assumed
	Amount(1)	Companies	Companies(1)	Net Amount	to Net
2004 — Property and Casualty	$49,409	$87,735	$787,641	$749,316	105%

2003 — Property and Casualty	$58,654	$31,758	$751,079	$777,975	97%

2002 — Property and Casualty	$56,483	$41,779	$551,205	$565,909	97%

(1)	During 2004, the Company refined the classification of gross premiums written between direct insurance and reinsurance assumed from other companies for prior years. There was no effect on total gross premiums written.