Form 10-Q
period 2005-03-31
MONTPELIER RE HOLDINGS LTD
filed 2005-05-05
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
      As of May 5, 2005, the Registrant had 63,327,564 common voting shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	March 31, 2005	December 31, 2004

	(Unaudited)	(Audited)
ASSETS
Fixed maturities, at fair value (amortized cost: 2005 — $1,905,716; 2004 — $2,320,229)	$1,882,210	$2,325,273
Equity investments, at fair value (cost: 2005 — $72,998; 2004 — $92,997)	113,115	143,435

Total investments available for sale	1,995,325	2,468,708
Other investments	19,889	19,373

Total investments	2,015,214	2,488,081
Cash and cash equivalents, at fair value	222,249	110,576
Unearned premium ceded	24,749	16,982
Premiums receivable	274,641	173,763
Investment trades pending	8,997	—
Securities lending collateral	343,222	420,856
Funds withheld	5,366	5,130
Deferred acquisition costs	68,865	59,031
Reinsurance recoverable	111,293	94,700
Accrued investment income	19,279	23,822
Other assets	4,448	5,172

Total Assets	$3,098,323	$3,398,113

LIABILITIES
Loss and loss adjustment expense reserves	590,665	549,541
Unearned premium	394,220	287,546
Reinsurance balances payable	93,251	74,909
Investment trades pending	—	129
Securities lending payable	343,222	420,856
Debt	248,994	248,963
Accounts payable, accrued expenses and other liabilities	24,743	40,612
Dividends payable	25,379	23,613

Total Liabilities	$1,720,474	$1,646,169

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at March 31, 2005; 63,327,564 shares (2004 — 62,131,232)	106	104
Additional paid-in capital	1,114,719	1,111,735
Accumulated other comprehensive income	16,637	55,094
Retained earnings	246,387	585,011

Total Shareholders’ Equity	1,377,849	1,751,944

Total Liabilities and Shareholders’ Equity	$3,098,323	$3,398,113

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2005 and 2004
(Expressed in thousands of United States Dollars, except share amounts)

	2005	2004

	(Unaudited)
REVENUES
Gross premiums written	$306,273	$333,225
Reinsurance premiums ceded	(26,836)	(35,855)

Net premiums written	279,437	297,370
Change in net unearned premiums	(98,906)	(106,546)

Net premiums earned	180,531	190,824
Net investment income	21,414	15,282
Net realized gains on investments	12,338	1,736
Net foreign exchange (losses) gains	(3,355)	1,009

Total Revenues	210,928	208,851
EXPENSES
Loss and loss adjustment expenses	79,524	46,185
Acquisition costs	37,364	35,704
General and administrative expenses	15,238	13,711
Financing expense	4,267	4,170

Total Expenses	136,393	99,770

Income before taxes	74,535	109,081
Income tax expense	30	38

NET INCOME	$74,505	$109,043

COMPREHENSIVE INCOME
Net income	$74,505	$109,043
Other comprehensive (loss) income	(38,457)	25,851

Comprehensive income	$36,048	$134,894

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	62,580,009	63,409,264
Diluted	67,279,778	68,769,273
Basic earnings per common share	$1.19	$1.72

Diluted earnings per common share	$1.11	$1.59

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005 and 2004
(Expressed in thousands of United States Dollars)

	2005	2004

	(Unaudited)
Common voting shares
Balance — beginning of period	$104	$106
Issue of common shares	2	—

Balance — end of period	106	106

Additional paid-in-capital
Balance — beginning of period	1,111,735	1,130,305
Issue of common shares	1,740	833
Compensation recognized under stock option plan	1,244	606

Balance — end of period	1,114,719	1,131,744

Accumulated other comprehensive income
Balance — beginning of period	55,094	53,731
Net change in unrealized (losses) gains on investments	(38,449)	25,836
Net change in currency translation adjustments	(8)	15

Balance — end of period	16,637	79,582

Retained earnings
Balance — beginning of period	585,011	473,563
Net income	74,505	109,043
Dividends on common shares and warrants	(413,129)	(24,059)

Balance — end of period	246,387	558,547

Total Shareholders’ Equity	$1,377,849	$1,769,979

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Expressed in thousands of United States Dollars)

	2005	2004

	(Unaudited)
Cash flows provided by operating activities:
Net income	$74,505	$109,043
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	2,504	3,966
Depreciation	353	466
Compensation recognized under stock option plan	1,244	606
Net realized gains on investments	(12,338)	(1,736)
Accretion of Senior Notes	31	30
Change in:
Unearned premium ceded	(7,767)	(22,391)
Premiums receivable	(100,878)	(104,401)
Funds withheld	(236)	(593)
Deferred acquisition costs	(9,834)	(11,126)
Reinsurance recoverable	(16,593)	639
Accrued investment income	4,543	3,451
Other assets	433	683
Loss and loss adjustment expense reserves	41,124	26,464
Unearned premium	106,674	128,937
Reinsurance balances payable	18,342	26,642
Accounts payable, accrued expenses and other liabilities	(15,869)	(5,199)
Net change in currency translation adjustments	(8)	15

Net cash provided by operating activities	86,230	155,496

Cash flows provided by (used in) investing activities:
Purchases of fixed maturities	(272,734)	(544,929)
Purchases of equity investments	(9,250)	(3,620)
Proceeds from sale and maturity of fixed maturities	670,700	456,538
Proceeds from sale of equity investments	46,412	3,118
Investment of securities lending collateral	77,634	(65,661)
Purchases of equipment	(64)	(2,449)

Net cash provided by (used in) investing activities	512,698	(157,003)

Cash flows (used in) provided by financing activities:
Issue of common shares	1,742	833
Securities lending collateral received	(77,634)	65,661
Dividends paid	(411,363)	(24,042)

Net cash (used in) provided by financing activities	(487,255)	42,452

Increase in cash and cash equivalents	111,673	40,945
Cash and cash equivalents — Beginning of period	110,576	139,587

Cash and cash equivalents — End of period	$222,249	$180,532

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars,
except per share amounts or as where otherwise described)
(Unaudited)

1.	Basis of Presentation and Consolidation
      These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned subsidiaries Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Agency Ltd. (“MAL”). Montpelier Re has two subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001, and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, was the registered holder of certain types of securities, including United States equity securities. On February 1, 2005, all securities held by MHB were transferred to the Montpelier Re investment portfolio. On July 23, 2004, the Company incorporated MAL to provide insurance management services. MAL has not yet commenced operations. Loudoun Re (“Loudoun”) is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during 2004 through the issuance of a surplus note. Under FIN 46R, Loudoun is consolidated into the financial statements of Montpelier Re. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote and carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.
      The Company, through its principal operating subsidiary Montpelier Re, is a provider of global property and casualty reinsurance and insurance products.
      The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for subsequent quarters or the full fiscal year. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Significant Accounting Policies

Premiums and related costs
      Premiums are recognized as written, net of any applicable retrocessional coverage purchased, for the full period of the contract as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.
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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined.
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

Reinsurance
      In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. The Company is selective in regard to its reinsurers, placing the majority of its reinsurance with reinsurers with a strong financial condition, industry ratings and underwriting ability. The Company monitors the financial condition and ratings of its reinsurers on an ongoing basis.
      Reinsurance recoverable includes the Company’s share of balances due from the underlying third party reinsurance contracts for paid losses, unpaid loss and loss adjustment expenses and reserves for losses incurred but not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments, based on reports of actual amounts recoverable by ceding companies, are recorded in the period in which they are determined.

Employee Incentive Plans
      Montpelier Long-Term Incentive Plan (“LTIP”). Effective January 1, 2005, the Company provides a LTIP to certain key employees, non-employee directors and consultants of the Company and its subsidiaries, whereby an individual is provided with long-term incentive awards, the value of which is based on the Company’s common shares. Awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). SARs give a participant the right to receive a payment in cash or common shares (or a combination of cash and common shares) based on the post-grant appreciation of a number of common shares subject to the award if vesting conditions are satisfied. RSUs give a participant the right to receive a payment in cash or common shares (or a combination of cash and common shares) equal to the number of RSUs subject to the award if vesting conditions are satisfied. The vesting conditions for SARS and RSUs are determined by the Compensation and Nominating Committee of the Board of Directors and may relate to a period of continued employment or service, attainment of performance goals, or a combination of the two. Performance Shares give a participant the right to receive a payment in cash or common shares (or a combination of cash and common shares) equal to the number of Performance Shares subject to the award if performance goals are satisfied. The performance

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goals are determined by the Compensation and Nominating Committee and may relate to the Company, one or more of its subsidiaries, or one or more of its divisions, units, partnerships, joint ventures, minority investments, product lines or products, or any combination of the foregoing. If all applicable terms and conditions of the award are satisfied, the participant will be entitled to receive a number of common shares equal to the number of Performance Shares earned, a cash payment in an amount determined by multiplying the fair market value of common shares by the number of Performance Shares earned, or a combination of common shares and cash.
      Performance Unit Plan (the “PUP”). Prior to December 31, 2004, performance units were granted to executive officers and certain other key employees. The ultimate value of these performance units, which vest at the end of three-year performance periods, is dependent upon the Company’s achievement of specific performance targets over the course of the overlapping three-year periods and the market value of the Company’s shares at the end of the vesting period. Performance units are payable in cash, common shares or a combination of both.
      The liability for both the LTIP and the PUP is based on the number of awards or units granted, the share price at the end of the respective fiscal period end, plus an adjustment for any dividends paid out during the performance period and an estimate of an ultimate 100% harvest ratio, unless otherwise adjusted, and is expensed over the vesting period of the performance awards or units granted. At the end of the sixth quarter and every quarter thereafter of each three-year performance period, the Company reassesses the projected results for each three-year performance period and adjusts the accrued LTIP and PUP liability as necessary. The Company recalculates the liability under the LTIP and the PUP as the Company’s financial results evolve and the share price changes and reflects such adjustments in income in the period in which they are determined. Final determination of actual performance and amount of payment is at the sole discretion of the Compensation and Nominating Committee of the Board of Directors.
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

Directors Incentive Plan
      The Company’s Board of Directors has approved a non-management directors’ non-mandatory equity plan effective May 20, 2005 (the “Directors Share Plan”). All directors who do not receive compensation for service as an employee of the Company or any of its subsidiaries are eligible to participate in the Directors Share Plan. Eligible directors who elect to participate will have their cash retainer fee reduced and will receive a number of share units of equivalent value. Share units will comprise a contractual right to receive common voting shares upon termination of service as a director. In addition, while the share units are outstanding, they will be credited with dividend equivalents. Participation elections will be made on an annual basis (from Annual General Meeting to Annual General Meeting) and will remain in effect unless revoked. Revocation will be given effect beginning with the next subsequent Annual General Meeting.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Reinsurance
      During the three months ended March 31, 2005 and 2004, the Company purchased retrocessional excess of loss protection against large risk losses on the direct insurance and facultative book and against catastrophes on the Company’s overall property writings. In addition, the Company also purchased retrocessional stop-loss protection against losses on the Company’s casualty writings. For certain pro-rata contracts, the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against premiums.
      The earned reinsurance premiums ceded were $16.1 million and $13.4 million for the three months ended March 31, 2005 and 2004, respectively. Total recoveries netted against loss and loss adjustment expenses was $17.0 million and $(0.5) million for the three months ended March 31, 2005 and 2004, respectively.
      The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers. With respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible underlying reinsurance recoverable when collection becomes unlikely. There were no such provisions recorded for uncollectible reinsurance recoverable amounts at March 31, 2005 or 2004. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A- or better by A.M. Best. The Company will consider reinsurers that are not rated or do not fall within the above rating category on a case-by-case basis.

4.	Investments
      The Company has an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). Aspen completed its initial public offering on December 4, 2003. On February 3, 2005, the Company sold 1.5 million of its Aspen common shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. On March 29, 2005, the Company sold an additional 0.2 million of its Aspen common shares at $24.00 per common share for total proceeds of $3.9 million, realizing a gain of $1.4 million. As a result, the Company currently owns 2.3 million common shares, or approximately 3.4% of Aspen’s outstanding common shares. The Company’s investment in Aspen is carried at quoted market value at March 31, 2005. At March 31, 2004, the shareholders’ agreement and other restrictions presented significant obstacles and uncertainties in the determination of the number of shares that could be reasonably expected to qualify for sale within one year. As a result of this illiquidity, at March 31, 2004 a portion of the total investment was considered restricted and was discounted from quoted market value. The aggregate unrealized gain is included in accumulated other comprehensive income. The carrying value of Aspen at March 31, 2005 and December 31, 2004 was $58.9 million and $98.1 million, respectively.
      On August 2, 2004, the Company invested an aggregate of $20.0 million as part of an investor group which included one of our major shareholders, acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at March 31, 2005 of $19.9 million based on reported net asset values and other information available to management, with the unrealized loss included in accumulated other comprehensive income.

5.	Debt and Financing Arrangements

Senior Notes
      On August 4, 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of 99.517%. The net proceeds were used in part to repay a term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intention of calling the notes. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
      The Company incurred interest expense on the Senior Notes for each of the three months ended March 31, 2005 and 2004 of $3.8 million and paid interest of $7.7 million and $8.1 million, respectively.

Letter of Credit Facilities
      In the normal course of business, the Company provides security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit issued by a bank at the request of the Company. In order for the Company to write Lloyd’s Qualifying Quota Share business, it was required to provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004 the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility for the account of Montpelier Re in favor of Lloyd’s or certain U.S. ceding companies (“Tranche A”) in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies only (“Tranche B”) in an amount of up to $200.0 million of which up to $50.0 million may be used by the Company as a revolving line of credit for general corporate purposes. Simultaneously, a previously existing Letter of Credit Reimbursement and Pledge Agreement was superseded by the Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, and the letters of credit issued under the previous facility were then issued under the new facility agreement. On October 28, 2004, Montpelier Re exercised an option to increase the aggregate amount of Tranche B by $50.0 million to $250.0 million. This agreement replaces the Letter of Credit Reimbursement and Pledge Agreement with Fleet National Bank discussed below. Letters of credit issued under this facility at March 31, 2005 were $357.2 million and the letters of credit and the revolving line of credit were secured by cash and investments of approximately $392.9 million.
      The Company previously made arrangements with Fleet National Bank and a syndicate of lending institutions for the provision of a letter of credit facility in favor of Lloyd’s in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies in an amount of up to $200.0 million, which was superseded by the Amended and Restated Letter of Credit Reimbursement and Pledge Agreement discussed above. Letters of credit issued under this facility at March 31, 2004 were $262.3 million and were secured by cash and investments of approximately $288.5 million.
      The Letter of Credit Facility Agreement contains covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement also requires the Company to maintain specific financial ratios and Montpelier Re to maintain certain credit ratings. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the three months ended March 31, 2005, each of the Company and Montpelier Re was in compliance with all covenants.
      Effective December 23, 2004, Montpelier Re entered into a $50.0 million Letter of Credit Reimbursement and Pledge Agreement with HSBC Bank USA, National Association. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $50.0 million in letters of credit. The agreement’s covenants are the same as those described above under the Letter of Credit Facility

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement with Banc of America Securities LLC. There were no letters of credit issued under this facility at March 31, 2005.

6.	Related Party Transactions
      As at March 31, 2005, two directors were employed by White Mountains Insurance Group, which beneficially owned 19.1% of the Company at March 31, 2005 and 2004.
      The Company has engaged White Mountains Advisors LLC, a wholly owned indirect subsidiary of White Mountains Insurance Group, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average annualized fee of 0.14% and 0.12% for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, the Company expensed investment management fees of approximately $0.8 and $0.4 million, respectively, and recorded an amount payable for these services of $0.8 million and $1.3 million, respectively. The Company’s Chairman of the Finance Committee is Deputy Chairman of the Board of Directors of White Mountains Insurance Group, the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company.
      In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains Insurance Group. For each of the three months ended March 31, 2005 and 2004, $0.3 million was received in gross premiums related to these contracts.

7.	Shareholders’ Equity
      On March 10, 2005, certain shareholders of the Company completed a secondary offering of 3,704,924 common shares. The secondary offering did not have any impact on common shares outstanding. The Company did not receive any proceeds from, or incur any offering expenses for, the secondary offering.
      The Company’s Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares owned by him. The plan covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, 10,000 and 90,000 options were exercised during the first quarter of 2005, exhausting the plan, at the exercise price of $16.67 and $17.50, respectively, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $1.7 million.
      On March 4, 2005, the Compensating and Nominating Committee of the Board of Directors permitted certain founding executive officers of the Company to exercise their 1,822,500 remaining vested and unvested share options, in exchange for 599,187 and 408,489 unrestricted and restricted shares, respectively, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount.

Warrants
      During the three months ended March 31, 2005, Bank of America Securities LLC exercised 146,802.6 warrants in exchange for 86,656 common shares, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
      Regular dividends declared on common voting shares and warrants for the three months ended March 31, 2005 amounted to $0.36 per common voting share and warrant. These dividends were paid on April 15, 2005. On February 25, 2005 the Company declared a special dividend in the amount of $5.50 per common voting share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005.
      The total amount of dividends paid to holders of our common voting shares and warrants for the three months ended March 31, 2005 and 2004 was $411.4 million and $24.0 million, respectively.

8.	Segment Reporting
      Management has determined that the Company operates in one segment only. The Company focuses on writing global property and casualty reinsurance and insurance products.
      The following table sets forth a breakdown of the Company’s gross premiums written by line of business, by geographic area of risks insured and by broker for the periods indicated ($ in millions):
Gross Premiums Written by Line

	Three Months Ended March 31,

	2005

			2004

Property Specialty	$79.4	26.0%	$88.1	26.5%
Property Catastrophe	155.8	50.9	174.7	52.4
Other Specialty	70.1	22.8	69.1	20.7
Qualifying Quota Share	1.0	0.3	1.3	0.4

Total	$306.3	100.0%	$333.2	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended March 31,

	2005

			2004

USA and Canada	$128.8	42.0%	$133.9	40.1%
Worldwide(1)	111.3	36.3	106.7	32.0
Western Europe, excluding the United Kingdom and Ireland	17.7	5.8	27.6	8.3
United Kingdom and Ireland	17.9	5.9	22.9	6.9
Worldwide, excluding USA and Canada(2)	8.9	2.9	17.5	5.3
Japan	5.5	1.8	3.3	1.0
Others (1.5% or less)	16.2	5.3	21.3	6.4

Total	$306.3	100.0%	$333.2	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Broker

	Three Months Ended March 31,

	2005

			2004

Marsh	$76.1	26.4%	$84.8	26.9%
Benfield	55.7	19.3	62.5	19.8
Aon	45.3	15.7	57.6	18.2
Willis Group	52.8	18.3	46.0	14.6
Other brokers	58.7	20.3	64.7	20.5

Total brokers	288.6	100.0%	315.6	100.0%

Direct (no broker)	17.7		17.6

Total	$306.3		$333.2

9.	Earnings Per Share
      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,

	2005	2004

Basic earnings per common share:
Net income available to common shareholders	$74,505	$109,043
Weighted average common shares outstanding — Basic	62,580,009	63,409,264

Basic earnings per common share	$1.19	$1.72

Diluted earnings per common share:
Net income available to common shareholders	$74,505	$109,043
Weighted average common shares outstanding — Basic	62,580,009	63,409,264
Dilutive effect of warrants	4,084,240	4,080,029
Dilutive effect of share options	615,529	1,279,980

Weighted average common and common equivalent shares outstanding — Diluted	67,279,778	68,769,273

Diluted earnings per common share	$1.11	$1.59

Dividends per common share	$5.86	$0.34

10.	Commitments and Contingencies

Concentrations of Credit Risk
      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification. Provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not have an aggregate investment in a single entity other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at March 31, 2005 or 2004. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.

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

Litigation
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at March 31, 2005 or 2004.

11.	Employee Incentive Plans

Montpelier Long-Term Incentive Plan (“LTIP”)
      The LTIP is the Company’s primary long-term incentive scheme for certain key employees, non-employee directors and consultants of the Company and its subsidiaries. At the discretion of the Board’s Compensation and Nominating Committee (the “Committee”), incentive awards, the value of which is based on the Company’s common shares, may be made to eligible plan participants.
      Incentive awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). Each type of award gives a plan participant the right to receive a payment in cash, common shares or a combination thereof at the discretion of the Committee. In the case of SARs, such payment is based on the post-grant appreciation in value of a number of common shares subject to the award if vesting conditions are satisfied. In the case of RSUs, such payment is equal to the value of RSUs subject to the award if vesting conditions are satisfied. In the case of Performance Shares, such payment is equal to an amount varying from nothing to up to 200% of the value of the Performance Shares at the end of a three-year performance period, to the extent performance goals set by the Committee are met.
      All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares, and no awards of SARs or RSUs were made to plan participants. The total number of Performance Share awards outstanding under the LTIP at March 31, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply).
      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Consistent with our accounting policy, we are estimating the LTIP liability and the LTIP expense initially using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the LTIP liability at June 30, 2006 and each quarter thereafter.

Performance Unit Plan (“PUP”)
      The PUP was formerly the Company’s primary executive long-term incentive scheme until it was exhausted at December 31, 2004. Performance units entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and can be denominated in common shares at market value and are payable in cash, common shares or a combination thereof at the discretion of the Board’s Compensation and Nominating Committee.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A total of 936,000 performance units were authorized and awarded under the PUP at December 31, 2004, 2003 and 2002 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply) covering the three performance periods 2002-2004, 2003-2005 and 2004-2006.
      For the 2002-2004 cycle, the actual harvest ratio as determined by the Compensation and Nominating Committee, was 132.0%. On February 28, 2005 the Company paid out the 2002-2004 PUP accrual of $14.0 million.
      For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced an overall combined ratio less than 72% for this three-year performance period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 116.4% at December 31, 2004 to 115.0% at March 31, 2005.
      For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Consistent with our accounting policy, we are estimating the PUP liability and PUP expense using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the PUP liability at June 30, 2005 and each quarter thereafter.
      As at March 31, 2005, the following table summarizes the impact of potential share price changes and potential adjustments to the harvest ratio used in the liability calculation on the amount of liability and expense recorded for the outstanding three-year cycles of the LTIP and PUP plans ($ in thousands):

		Increase/Decrease
	Increase/Decrease	in PUP/LTIP
	in PUP/LTIP	Accrual Resulting from a
	Accrual Resulting from a	5% Increase/Decrease in
	$1 Increase/Decrease in	the Estimated Harvest
PUP/LTIP Performance Period	the Share Price*	Ratio Applied**

2003-05	$289	$473
2004-06	140	263
2005-07	33	63

*	Based on estimated harvest ratios applied at March 31, 2005

**	Based on the share price of $35.15 plus paid and accrued dividends at March 31, 2005
      An estimated 1% change in the estimated combined ratio is approximately equivalent to a 5% change in the harvest ratio for the respective performance period.

12.	Statutory Requirements
      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the three months ended March 31, 2005 and 2004, Montpelier Re satisfied these requirements.
      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.
      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for the periods ended March 31, 2005 and 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion and analysis of our results of operations for the three months ended March 31, 2005 and 2004 and financial condition as at March 31, 2005. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
      This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” contained in Item 1 “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.
Outlook and Trends
      Generally speaking, pricing in property and other insurance and reinsurance markets is cyclical in nature. Multi-year periods of intense price competition and insufficient pricing (“soft market”) have been followed by periods of higher, sufficient pricing (a “hard market”). Then, over a period of a few years, as lost capital is replenished, and new competitors enter the business, prices fall again.
      A hard market has sometimes been precipitated by a large catastrophic event or series of events. The terrorist events of September 11, 2001 occurred at the end of a long period of insufficient pricing, including a period during which asbestos and other latent loss liabilities had significantly weakened the ability of some competitors to assume insurance risk. For these reasons, adequately priced opportunities were widespread for the past few years.
      In market loss terms, 2004 was the worst year ever for insured natural catastrophes. At December 31, 2004, we estimated industry insured losses of approximately $37 billion for the four U.S. hurricanes and two large Japanese typhoons that occurred during the third quarter of 2004. Such catastrophic events had a material adverse impact on our financial condition and results of operations. While such events might have been expected to improve pricing in the future, due to the financial strength of the industry, in 2005 we continue to see competition eroding the adequacy of rate levels in many of the classes of business, with commercial property insurance worldwide and non-U.S. property treaty renewals particularly affected.
      We expect that casualty reinsurance rates will remain relatively stable overall. Rate levels in other classes of business are expected to remain stable or decline.
      Separately, we see the growth of a new class of competition in our markets. Hedge Funds and, to a lesser extent, the issue of catastrophe bonds, are elements we now see more regularly as competition to traditional reinsurance markets.
      In general, we estimate that our overall gross premiums written for 2005 will be lower by at least 10%, and perhaps more, as compared to 2004 as a result of the above factors, if as the year develops, we find that we do not like the way market rates are trending. See the gross premiums written discussion below for additional commentary.
Results of Operations

For the Three Months Ended March 31, 2005 and 2004
      The $34.5 million decrease in net income for the three months ended March 31, 2005 compared to the same period in 2004 was principally driven by an increase in loss and loss adjustment expenses related to a number of individual risk losses in the Property Specialty category which occurred during the quarter, in addition to $3.5 million of net unfavorable loss reserve development for the first quarter of 2005 as compared to a significant overall favorable loss reserve development in the first quarter of 2004 of $23.3 million. A decrease in net premiums earned also contributed to the decrease in net income as compared to the prior period.
      These factors were partially offset by an increase in net investment income as a result of our higher investment portfolio average balance and an increase in net realized gains on investments, mainly from the sale of a portion of our holdings in Aspen Insurance Holdings Limited.
      The following table summarizes our book value per common share as at the periods indicated:

	As at	As at
	March 31, 2005	December 31, 2004

Book value per share(1)	$21.76	$28.20
Fully converted book value per share(2)	$21.24	$26.75

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Fully converted book value per share is a non-GAAP measure based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding warrants of $119.6 million at March 31, 2005 and outstanding options and warrants of $157.5 million at December 31, 2004, divided by the sum of shares and outstanding warrants (assuming their exercise) of 70,499,922 shares at March 31, 2005 and divided by the sum of shares, outstanding options and warrants of 71,372,892 shares at December 31, 2004. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.
      We ended the quarter with a fully converted book value per share (as defined above) of $21.24, a decrease of $5.51 from December 31, 2004. This decrease of 20.6% resulted mainly from the net impact of a special dividend of $5.50 per common share and warrant paid during the first quarter of 2005, our regular ordinary quarterly dividend, and the other comprehensive loss of $38.5 million. We experienced a loss of approximately 0.2% on our investment portfolio including unrealized losses for the three months ended March 31, 2005.
      Total return to shareholders, which is a non-GAAP measure, was $0.35 or 1.3% for the three months ended March 31, 2005. It measures the internal rate of return of the change in fully converted book value per share from $26.75 at December 31, 2004 to $21.24 at March 31, 2005, giving effect to the accrued ordinary quarterly dividend of $0.36 and the special dividend of $5.50 per common share and warrant for the three months ended March 31, 2005. Management believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.
      Management believes that fully converted book value per share and total return to shareholders are measurements which are important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, these measures may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry. These measures may be incorporated into the formulae applied by our Compensation and Nominating Committee when determining the harvest ratio under our Performance Unit Plan and our Long-Term Incentive Plan.

      The following table summarizes our consolidated financial results for the periods indicated ($ in millions):

	Three Months
	Ended March 31,

	2005	2004

Net premiums earned	$180.5	$190.8
Net investment income	21.4	15.3
Net realized gains on investments	12.3	1.7
Net foreign exchange (losses) gains	(3.3)	1.0
Loss and loss adjustment expenses	79.5	46.2
Acquisition costs	37.4	35.7
General and administrative expenses	15.2	13.7
Financing expense	4.3	4.1
Income tax expense	—	0.1

Net income	$74.5	$109.0

Basic earnings per common share	$1.19	$1.72

Diluted earnings per common share	$1.11	$1.59

Gross Premiums Written
      Details of gross premiums written by line of business are provided below ($ in millions):
Gross Premiums Written by Line

	Three Months Ended March 31,

	2005		2004

Property Specialty	$79.4	26.0%	$88.1	26.5%
Property Catastrophe	155.8	50.9	174.7	52.4
Other Specialty	70.1	22.8	69.1	20.7
Qualifying Quota Share	1.0	0.3	1.3	0.4

Total	$306.3	100.0%	$333.2	100.0%

      The decrease in gross premiums written during the quarter ended March 31, 2005, as compared to the same period in 2004 was mainly as a result of continued competition which has eroded the adequacy of rate levels in many of the classes of business, with commercial property insurance worldwide and non-U.S. property treaty renewals particularly impacted. The January 2005 renewal season saw increasing price deterioration and a reduced number of risks meeting our return criteria. However, while we believe pricing remains adequate on the business we have renewed, we have declined a significant number of programs in all categories where we believe pricing was inadequate. As a result, the January renewal season showed an initial reduction in our estimated premium income on an underwriting year basis of approximately 20% by comparison to the same time last year. This is not necessarily indicative of our expectations of our level of gross premiums written for 2005 as a whole mainly because for some business, particularly pro-rata business, there is a time lag between when contracts are bound and when the original underlying policies are written. The April renewal season saw some modest rate improvements, particularly on Japan windstorm risks. There are early signs that Florida renewals may show improvements in pricing but general price levels as well as terms and conditions of contracts in the overall market continue to weaken. Our 2005 gross premiums written amount will depend significantly upon the outcome of these opportunities, and, of course, any significant loss activity during 2005. As it currently stands we expect that our overall gross premiums written for 2005 will be lower than 2004 by at least 10% and perhaps more if as the year develops we find that we do not like the way the market rates are trending. We expect that casualty reinsurance rates will remain relatively stable overall. Rate levels in other classes of business are expected to remain stable or to decline.
      Gross premiums written related to the Property Specialty category have decreased somewhat from the same period in 2004. Absent a $12.0 million adjustment premium recorded during the first quarter of 2004, gross premiums written would have decreased by approximately 21% from the same period last year. This decrease is due to the price deterioration as discussed above.
      The Property Catastrophe category has declined during the first quarter of 2005 by approximately 11% as compared to the same period in 2004, again as a result of the price deterioration as discussed above. Price deterioration on Property Catastrophe risks has been less steep than on Property Specialty risks overall.
      Gross premiums written in the Other Specialty category for 2005 are comparable to those written in 2004. As expected, we have written a modestly larger amount of casualty reinsurance in 2005 as compared to 2004. Casualty reinsurance business includes medical malpractice, specialized errors and omissions business, UK employer’s liability and catastrophe and/or clash layers for general liability and retrocessional account, predominantly on an excess of loss basis. For the three months ended March 31, 2005 and 2004, casualty accounted for approximately 9.1% and 6.5% of gross premiums written, respectively. We estimate that casualty business will account for approximately 10% to 15% of our gross premiums written during 2005, but this could be affected by premium rate levels. Casualty business is expected to be a higher percentage of gross premiums written due to the decline in other business written as discussed above.
      As we no longer write QQS business, the QQS gross premiums written in 2005 and 2004 related to adjustments in estimates to the 2003 and 2002 underwriting years, mainly as a result of the movement in foreign exchange rates. We expect to commute all 2002 underwriting year QQS contracts during the second or third quarter of 2005.
      As expected, the proportion of Property Catastrophe gross premiums written as a percentage of total gross premiums written is substantially higher than the Property Specialty class during the first quarter of 2005 and 2004 because a proportionally higher volume of Property Catastrophe business is traditionally written during the first quarter. Other lines of business, including Property Specialty, are written throughout the year, with the least amount of premiums being written during the fourth quarter. We expect that by the end of the year the Property Specialty and Property Catastrophe categories will continue to account for the largest portion of gross premiums written.

Reinsurance Premiums Ceded
      Reinsurance premiums ceded for the three months ended March 31, 2005 and 2004 were $26.9 million and $35.9 million, respectively. For both the 2005 and 2004 periods we have purchased reinsurance protecting ourselves against large risk losses on our direct and facultative book and catastrophes on our overall property writings. Excluding reinstatement reinsurance premiums ceded related to the catastrophes which occurred during the third quarter of 2004, we anticipate that reinsurance premiums ceded for the 2005 year will be at similar levels as in 2004.

Net Premiums Earned
      Net premiums earned for the three months ended March 31, 2005 and 2004 were $180.5 million and $190.8 million, respectively. Approximately 69.9% and 65.8% of net premiums earned during the quarter ended March 31, 2005 and 2004, respectively, related to prior underwriting years and the remainder to business written in the respective underwriting year.
      Net premiums earned decreased slightly in the three months ended March 31, 2005 as compared to 2004, mainly due to the decrease in gross and net premiums written during the first quarter of 2005 and the expensing of the additional reinsurance purchased during 2004. Net premiums earned are expected to decrease in 2005 due to the expected decline in gross and net premiums written during 2005 as discussed above.

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
      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months
	Ended March 31,

	2005	2004

Net loss ratio	44.1%	24.2%
Expense ratio	29.1%	25.9%

Combined ratio	73.2%	50.1%

      Net loss and loss adjustment expenses were $79.5 million and $46.2 million for the three months ended March 31, 2005 and 2004, respectively. Much of the variation in the loss ratios between the quarter ended March 31, 2005 and 2004 results from increases in the projected losses related to the four U.S. hurricanes and Japanese typhoon Songda, which occurred during the third quarter of 2004. Our estimated gross losses for these events increased by $36.7 million during the quarter. Reinsurance recoveries of $17.0 million and $(0.5) million were netted against loss and loss adjustment expenses for the three months ended March 31, 2005 and 2004, respectively. During the first quarter of 2005 we recorded $17.2 million of reinsurance recoveries related to the 2004 hurricanes. The remainder of the recoveries recorded during the first quarter of 2005, and all of the recoveries recorded during the same period in 2004, related to QQS business. Based on additional information received from the QQS syndicates, we reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates which resulted in a reinsurance recovery amount of $(0.2) million for the three months ended March 31, 2005, compared to $(0.5)million in 2004.
      We paid net losses of $55.0 million and $19.1 million for the three months ended March 31, 2005 and 2004, respectively. The majority of the increase in paid losses during 2005 as compared to 2004 related to claim payments made of $40.0 million related to the 2004 catastrophes as discussed above. In addition, we would also expect net paid losses to increase compared to the prior year during the remainder of the year as our book of business matures and we make claim payments related to multiple underwriting years. We also expect that our paid losses will be higher than average during the first six months of 2005 as we continue to pay claims related to the 2004 catastrophes. At March 31, 2005, approximately 39% of our gross reserves related to the third quarter 2004 catastrophes.
      The following are our net loss ratios by line of business for the periods indicated:

	Three Months
	Ended March 31,

	2005(1)	2004(2)

Property Specialty	60.4%	24.5%
Property Catastrophe	31.4	5.4
Other Specialty	25.6	52.7
Qualifying Quota Share	225.9	50.2

Overall Net Loss Ratio	44.1%	24.2%

(1)	The overall gross loss ratio for the three months ended March 31, 2005 was 49.1%.

(2)	The overall gross loss ratio for the three months ended March 31, 2004 was 22.4%.

      The Property Catastrophe and Property Specialty groups of business contained the lines most impacted by the aforementioned catastrophes and accounted for the higher net loss ratios resulting from increases in estimates for ultimate losses for the first quarter of 2005 as compared to the first quarter of 2004. In addition, the level of reported losses excluding those events was higher than in 2004. In contrast, the Property Catastrophe loss ratio for the first three months of 2004 benefited from a lack of catastrophic events during that quarter as well as favorable prior year development. The Other Specialty class continues to experience very low levels of reported losses. Some of the decrease in the loss ratio for the three months ended March 31, 2005 compared with the prior year is due to a reduction in the estimated ultimate losses for the December 2004 Indian Ocean tsunami which is included in the Other Specialty line of business. The Qualifying Quota Share loss ratio for the quarter ended March 31, 2005 is higher than for the same period in 2004. This increase is due to a combination of factors, including increases in the projected loss ratios provided by the syndicates as well as a negative impact from foreign currency fluctuations. Because we stopped writing QQS business in 2004, our net premiums earned in this category are small and declining, which results in a net loss ratio which is not a meaningful measurement for this category. The 2002 underwriting year QQS contracts are expected to be commuted during the second or third quarter of 2005.
      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the three months ended March 31, 2005 ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Gross		Gross	Losses for the	Gross
	Reserves at	Change in Prior	Paid Losses	2005 Year at	Reserves at
	December 31,	Years Estimates	During	March 31,	March 31,
	2004	During 2005	2005	2005	2005

Property Specialty	$207.7	$11.9	$(16.7)	$40.9	$243.8
Property Catastrophe	156.8	17.5	(29.3)	7.7	152.7
Other Specialty	128.6	(13.5)	(4.1)	25.3	136.3
Qualifying Quota Share	56.4	4.6	(5.3)	2.2	57.9

Total	$549.5	$20.5	$(55.4)	$76.1	$590.7

Net Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
				Losses for the	Net
	Net Reserves at	Change in Prior	Net	2005 Year at	Reserves at
	December 31,	Years Estimates	Paid Losses	March 31,	March 31,
	2004	During 2005	During 2005	2005	2005

Property Specialty	$160.8	$(0.1)	$(16.7)	$40.9	$184.9
Property Catastrophe	117.9	12.3	(29.3)	7.7	108.6
Other Specialty	128.6	(13.5)	(4.1)	25.3	136.3
Qualifying Quota Share	47.5	4.8	(4.9)	2.2	49.6

Total	$454.8	$3.5	$(55.0)	$76.1	$479.4

      The three months ended March 31, 2005 include approximately $3.5 million of net adverse development from prior years, increasing the net loss ratio for the three months ended March 31, 2005 by 1.9 points. This compares with $23.3 million of favorable development from prior years in the first quarter of 2004, which benefited the net loss ratio by 12.2 points.

      The net adverse development during the three months ended March 31, 2005 of losses incurred during prior accident years resulted from the following:

•	In the Property Specialty category, the gross estimate of loss and loss adjustment expenses from the 2004 catastrophes increased by approximately $15.2 million during the first quarter of 2005. However, much of this increase was covered by our reinsurance program, and the increase in net estimated losses from these events was $3.2 million during the quarter. We experienced offsetting favorable development on events from the 2002 and 2003 accident years, resulting in $0.1 million of favorable development on projected net loss and loss adjustment expenses over all prior accident years.

•	In the Property Catastrophe category, the gross estimate of loss and loss adjustment expenses from all prior years increased by $17.5 million during the quarter, driven primarily by increases in ultimate loss estimates for the 2004 hurricanes, typhoons and tsunami. However, a portion of this increase was covered by our reinsurance program, resulting in $12.3 million of unfavorable development on projected net loss and loss adjustment expenses over all prior accident years.

•	With regards to our Other Specialty category, claim frequency has continued to be very low for these classes of business. We have given more weight to the actual loss experience compared to the initial expected loss ratios in our reserving process, resulting in reduced projections for prior accident years. The lower selected loss ratios have resulted in a reduction of $13.5 million in net loss and loss adjustment expense reserves for our Other Specialty business.

•	During the three months ended March 31, 2005, we increased our expected gross loss ratio for QQS business. Some of the increase was based on higher loss ratio estimates provided by the ceding companies. We also recognized some losses from foreign currency fluctuations. Taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, our net loss and loss adjustment expense reserves increased by $4.8 million for the quarter ended March 31, 2005. We expect to commute the 2002 QQS contracts during the second or third quarter of 2005.
      Other than the matters described above, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three months ended March 31, 2005.
      At March 31, 2005, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates later in this section.
      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2005 and 2004 was $590.7 million and $276.3 million, respectively.
      Management has determined that the best estimate for net loss and loss adjustment expense reserves at March 31, 2005 and 2004 was $479.4 million and $269.2 million, respectively.
      The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves at March 31, 2005

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$182.8	$243.8	$304.8
Property Catastrophe	122.2	152.7	183.2
Other Specialty	102.2	136.3	170.4
Qualifying Quota Share	49.2	57.9	66.6

Total		$590.7

Net Loss and Loss Adjustment Expense Reserves at March 31, 2005

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$138.7	$184.9	$231.1
Property Catastrophe	86.9	108.6	130.3
Other Specialty	102.2	136.3	170.4
Qualifying Quota Share	42.2	49.6	57.0

Total		$479.4

Net Foreign Exchange Gains (Losses)
      Net foreign exchange gains (losses) result from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized gains (losses) resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange (loss) gain during the three months ended March 31, 2005 and 2004 is primarily due to the (strengthening) weakening of the U.S. dollar resulting in (losses) gains on translation arising out of receipts of foreign currency premium installments. Our premiums receivable and liabilities for losses incurred in foreign currencies are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

	Three Months
	Ended March 31,

	2005	2004

	($ in millions)
Acquisition costs (including profit commission)	$37.4	$35.7
General and administrative expenses	$15.2	$13.7
Expense Ratio (including profit commission)	29.1%	25.9%
Expense Ratio (excluding profit commission)	27.2%	23.7%
      Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. General and administrative expenses are comprised of fixed expenses, which include salaries and benefits, share options, office and risk management expenses, and variable expenses which include costs related to our performance unit plan, long-term incentive plan and bonuses.
      Acquisition costs as a percentage of gross premiums earned, excluding reinsurance and profit commission, were 17.3% and 15.4% for the three months ended March 31, 2005 and 2004, respectively. The 2005 ratio is slightly higher than the 2004 ratio as a result of an increase in acquisition costs due to the increased level of proportional business written. We anticipate that the acquisition cost ratio, excluding profit commission, will remain at a similar level in 2005 as in 2004 although the amount may vary due to the mix of business written and estimated loss experience.
      Profit commission expensed was $3.4 million and $4.2 million for the three months ended March 31, 2005 and 2004, respectively. Profit commission has declined substantially as compared to the same period in 2004 mainly due to the increase in loss and loss adjustment expenses related to the third quarter of 2004 catastrophes. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates.

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months
	Ended March 31,

	2005	2004

Fixed expenses, excluding share options	$10.5	$8.2
Current and deferred incentive compensation	3.5	4.9
Fair value of share options expense	1.2	0.6

Total General and Administrative expenses	$15.2	$13.7

      The increase in general and administrative expenses from 2004 to 2005 is partially as a result of an increase in fixed expenses for professional fees and office expenses, consistent with the increase in staff numbers which occurred later in 2004. This was partially offset by a decrease in the accrual for current and deferred incentive compensation expense as described below.
      For the three months ended March 31, 2005, the performance unit plan (“PUP”) expense and Long-Term Incentive Plan (“LTIP”) expense included in current and deferred incentive compensation were lower than the same period in 2004 as a result of a combination of factors. For the 2002-2004 performance period the PUP expense was being accrued based on an estimated harvest ratio of 166.5%. This performance period was paid out during the first quarter of 2005 in the amount of $14.0 million using an ending harvest ratio of 132.0%, which was lower than the ratio at March 31, 2004 due to the third quarter 2004 catastrophes. The new LTIP plan came into effect on January 1, 2005 and for the first quarter of 2005 we accrued the estimated LTIP expense based on an estimated harvest ratio of 100.0%, which is consistent with our accounting policy. For the 2003-2005 period, the harvest ratio increased to 115.0% at March 31, 2005 from 100.0% at the end of March 31, 2004. The share price, including an adjustment for dividends paid during the performance period for 2005 only, was at a similar level as in 2004. The overall effect was a net decrease in the PUP and LTIP expense as compared to 2004.
      We anticipate that our general and administrative expense ratio will increase during 2005 as we expect our general and administrative expenses to be at a similar level to 2004 but anticipate that our earned premium will decline as discussed in the Gross Premiums Written section above.
      The remaining share options were converted into common voting shares during the first quarter of 2005 and the remaining unvested balance was expensed. There will be no additional share options expense for the remainder of 2005.

Net Investment Income

	Three Months
	Ended March 31,

	2005	2004

	($ in millions)
Net investment income	$21.4	$15.3
      Net investment income was primarily composed of interest on coupon-paying bonds and bank interest, partially offset by accretion of premium on bonds and investment management and custodian fees of $3.2 million and $4.4 million for the three months ended March 31, 2005 and 2004, respectively. The investment management fees were paid to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party. Excluding accretion of premium on bonds, the investment management and custodian fees are higher for 2005 as compared to 2004 due to a larger asset base for the majority of the first quarter of 2005 as compared to 2004. The fees will vary as our mix of investments changes.
      Because we provide short-tail insurance and reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities.
      Based on the weighted average monthly investments held, and including net unrealized (losses) gains of $(38.5) million and $25.9 million for the three months ended March 31, 2005 and 2004, respectively, the total investment return was (0.2)% and 1.8%, respectively. In 2005, as expected, our investment income has increased as a result of our larger investment portfolio, but has been offset somewhat by the higher level of paid claims during the quarter related to the catastrophes that occurred during the third quarter of 2004. Net paid claims were $55.0 million during the first quarter of 2005 as compared to $19.1 million during the same period in 2004. During 2005, we expect to continue to pay substantial additional claims related to the catastrophes and, as such, the portfolio may shrink which may lead to minimal growth or a reduction in net investment income for the year. In addition, the level of the investment portfolio and related investment income will be affected by the special dividend of $387.7 million we paid on March 31, 2005, any catastrophes which could occur during the remainder of 2005, and by any other capital management initiatives which may be enacted.
      Proceeds from sales of available for sale securities for the three months ended March 31, 2005 and 2004 were $818.1 million and $459.5 million, respectively. Gross realized losses during the first quarter of 2005 included a loss of $0.2 million relating to equity securities for declines in value considered to be other than temporary. There were no such losses realized during the first quarter of 2004. The aggregate fair value of securities in an unrealized loss position was $1.7 billion and $191.8 million at March 31, 2005 and 2004, respectively. Of the gross unrealized losses of $29.7 million at March 31, 2005, investments with a market value of $36.8 million, representing gross unrealized losses of $0.3 million, have been in a continuous unrealized loss position for more than 12 months. Of the gross unrealized losses of $0.2 million at March 31, 2004, no investment had continuously been in an unrealized loss position for more than 12 months.
      We believe that the gross unrealized losses relating to our fixed maturity investments at March 31, 2005 of $29.6 million resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $0.1 million at March 31, 2005 are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.

Interest Expense

	Three Months
	Ended March 31,

	2005	2004

	(in millions)
Fees — letter of credit facilities	$0.4	$0.4
Interest — Senior Notes	3.9	3.8
Interest — term loan and revolving facilities	—	—

Total Interest Expense	$4.3	$4.2

      Fees for the letter of credit facilities relates to the Letters of Credit that we have in place as detailed in the Capital Resources section below.
      We paid interest expense related to the Senior Notes during the three months ended March 31, 2005 and 2004 of $7.7 million and $8.1 million, respectively.

Net Realized Gains on Investments
      Net realized gains on investments for the three months ended March 31, 2005 and 2004 were $12.3 million and $1.7 million, respectively, which were due to net gains realized from the sale of fixed maturity and equity investments, and in particular, the $15.8 million in realized gains from the sales of Aspen shares during the first quarter of 2005.
Financial Condition and Liquidity
      We are a holding company that conducts no operations of our own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail below. We currently have in place a regular dividend program of $0.36 per common voting share and warrant per quarter. In addition, on February 25, 2005 we declared a special dividend in the amount of $5.50 per common voting share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005. We expect to continue the payment of regular dividends in the future but we cannot assure that such payments will continue. Any determination to pay any future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.
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
Capital Resources
      Our shareholders’ equity at March 31, 2005 was $1,377.8 million, of which $246.4 million was retained earnings. Our capital base has decreased by $374.1 million since December 31, 2004, mainly as a result of the special dividend paid as discussed above, offset by earnings for the quarter. Our contractual obligations and commitments are set out below as at March 31, 2005.
Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$378,243	$15,313	$30,625	$30,625	$301,680
Gross Loss and Loss Adjustment Expense Reserves	590,665	383,420	134,617	51,823	20,805
Operating leases	40,890	1,949	8,211	9,202	21,528

Total	$1,009,798	$400,682	$173,453	$91,650	$344,013

      On August 4, 2003, we issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of 99.517% of their principal amount. The net proceeds were used to repay a term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior

Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere.
      The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at March 31, 2005. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business, we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expense Reserves section below. These estimated obligations will be funded through existing cash and investments.
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
      On May 26, 2004 our Board of Directors approved a plan to repurchase up to $150.0 million of our common shares from time to time depending on market conditions during a period of up to 24 months. On June 2, 2004, we repurchased 1,263,865 common shares at $34.50 per common share. The closing market price per common share on May 28, 2004 was $34.88. The purchase price totaled $43.6 million and was funded using existing cash on hand. On August 5, 2004, we repurchased a further 625,000 common shares at $35.00 per common share. The closing market price per common share on August 3, 2004 was $35.43. The purchase price totaled $21.9 million and was funded using existing cash on hand. No repurchases occurred during the three months ended March 31, 2005.
      Our Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of our shares owned by him. The plan, which has now been exhausted, covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, options for 10,000 and 90,000 common shares were exercised during the three months ended March 31, 2005 at exercise prices of $16.67 and $17.50, respectively, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $1.7 million.
      On March 4, 2005, the Compensation and Nominating Committee permitted certain founding executive officers of the Company to exercise their 1,822,500 remaining vested and unvested share options in exchange for 599,187 and 408,489 unrestricted and restricted shares, respectively, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount.
Credit Facilities ($ in thousands):

	Credit Line	Usage		Expiry Date	Purpose

Letters of Credit Facilities:
One facility — Total	$500,000		$357,186	May 2007	Required security for reinsureds; general corporate purposes (up to $50,000 only)
One facility — Total	$50,000	$	Nil	December 2005	Required security for reinsureds
      In the normal course of business, we provide security to reinsureds as required under contract provisions. Such security takes the form of a letter of credit issued by a bank at our request. In order for us to write Lloyd’s Qualifying Quota Share business, we were required to provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules. Effective May 27, 2004, the Company entered into a three-year Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Banc of America Securities LLC and a syndicate of lending institutions for the provision of a letter of credit facility for the account of Montpelier Re in favor of Lloyd’s or certain U.S. ceding companies (“Tranche A”) in an amount of up to $250.0 million, and in favor of certain U.S. ceding companies only (Tranche “B”) in an amount of up to $200.0 million of which up to $50.0 million may be used by us as a revolving line of credit for general corporate purposes. On October 28, 2004, we exercised an option to increase the aggregate amount of Tranche B by $50.0 million to $250.0 million as we anticipated that reinsureds would be requesting additional security as a result of the third quarter catastrophes. Letters of credit issued under this facility at March 31, 2005 were $357.2 million and are secured by cash and investments of approximately $392.9 million.
      Effective December 23, 2004, Montpelier Re entered into a $50.0 million Letter of Credit Reimbursement and Pledge Agreement with HSBC Bank USA, National Association. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $50.0 million in letters of credit. The agreement’s covenants are the same as those under the Letter of Credit Facility Agreement and are described below. There were no letters of credit issued under this facility at March 31, 2005.
      We expect these letter of credit facilities to be sufficient to support Montpelier Re’s estimated obligations for the next 12 months in the absence of a very major catastrophe. The Letter of Credit Facility Agreements contain covenants that limit our and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreements also require us to maintain specific financial ratios and Montpelier Re to maintain certain credit ratings. If we or Montpelier Re fail to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and we would not be able to borrow under the revolving line of credit. For the three months ended March 31, 2005, each of the Company and Montpelier Re we were in compliance with all covenants.
      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the three months ended March 31, 2005 and 2004, Montpelier Re satisfied these requirements.
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
Off-Balance Sheet Arrangements
      We are not party to any off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Investments
      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at	As at
	March 31, 2005	December 31, 2004

Fixed maturities, available for sale, at fair value	$1,882,210	$2,325,273
Equity investments, available for sale, at fair value	113,115	143,435
Other investments, at estimated fair value	19,889	19,373
Cash and cash equivalents, at fair value	222,249	110,576

Total Invested Assets	$2,237,463	$2,598,657

      Because a significant portion of our contracts provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with significant liquidity, which means that our investment portfolio contains a significant amount of relatively short term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities.
      The market value of our portfolio of fixed maturity investments at March 31, 2005 comprises U.S. government securities (15.8%), non U.S. government securities (2.2%), U.S. government-sponsored enterprises securities (40.1%), corporate debt securities (31.5%) and mortgage-backed and asset-backed securities (10.4%). All of the fixed maturity investments we currently hold were publicly traded at March 31, 2005. Based on the weighted average monthly investments held, and including net unrealized gains, our total return on investments for the three months ended March 31, 2005 was (0.2)%. The average duration of our fixed maturity portfolio was 2.3 years and the average rating of the portfolio was AA+ at March 31, 2005. If the right conditions arise in 2005, we may deploy further capital in strategic investments or investment classes other than existing classes.
      We have an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), a Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). At March 31, 2005, we owned 2.3 million common shares of Aspen, which represented approximately 3.4% of Aspen on an undiluted basis. Our investment in Aspen is carried at quoted market value at March 31, 2005. At March 31, 2004 the shareholders agreement and other restrictions presented significant obstacles and uncertainties in the determination of the number of shares that could be reasonably expected to qualify for sale within one year. As a result of this illiquidity, at March 31, 2004 a portion of the total investment was considered restricted and was discounted. The aggregate unrealized gain is included in accumulated other comprehensive income. On February 3, 2005, we sold 1.5 million of our Aspen common shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. On March 29, 2005, we sold an additional 0.2 million of our Aspen common shares at $24.00 per common share for total proceeds of $3.9 million, realizing a gain of $1.4 million. The carrying value of Aspen at March 31, 2005 was $58.9 million.
      On August 2, 2004, we invested an aggregate of $20.0 million as part of an investor group, which included one of our major shareholders, acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at March 31, 2005 of $19.9 million based on reported net asset values and other information available to management, with the unrealized loss included in accumulated other comprehensive income.
Loss and Loss Adjustment Expense Reserves
      As described in the Summary of Critical Accounting Estimates later in this section, for most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for losses incurred but not reported (“IBNR”). Net loss and loss adjustment expense reserves at March 31, 2005 were $479.4 million, $340.6 million of which was IBNR.
      Significant assumptions are required to be made when establishing loss reserves. For additional information concerning loss and loss adjustment expenses see the Summary of Critical Accounting Estimates later in this section.
Cash Flows
      In the three months ended March 31, 2005, we generated an operating net cash inflow of $86.2 million, primarily relating to premiums received by Montpelier Re net of acquisition costs. We paid losses of $55.0 million during the three months ended March 31, 2005. We received a net amount of $435.1 million from investments during the three months ended March 31, 2005, and had a cash balance of $222.2 million at March 31, 2005. The increase in liquidity has resulted from premiums received and sales of certain of our fixed maturities. Our liquidity depends on operating, investing and financing cash flows as described below.
      Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments.
      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and future authorized share repurchases. In the first quarter of 2005 we have purchased reinsurance protecting ourselves against large risk losses on our direct and facultative book and against catastrophes on our overall property writings. Excluding reinstatement reinsurance premiums ceded related to the catastrophes which occurred during the third quarter of 2004, we anticipate that reinsurance premiums ceded for the 2005 year will be at similar levels as in 2004.
      Our cash flows from operations represent the difference between premiums collected and investment earnings realized, loss and loss adjustment expenses paid, underwriting and other expenses paid and investment gains realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested substantially all cash flows not required for operating purposes but have also paid out dividends to our shareholders and repurchased common shares during 2005 and 2004.
      We have written certain business that has loss experience generally characterized as having low frequency and high severity. This may result in volatility in both our results and our operational cash flows. The potential for large claims or a series of claims under one or more of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.
      In addition to relying on premiums received and investment income from our investment portfolio, we intend to mitigate these risks by carrying a substantial amount of short and medium term investments that would mature, or possibly be sold, prior to the settlement of our expected liabilities. No assurance can be given, however, that we will successfully match the structure of Montpelier Re’s investments with its liabilities. If our calculations with respect to liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.
      The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $2,237.5 million as of March 31, 2005, compared to $2,598.7 million at December 31, 2004. The primary cause of this decrease was the payment of a special dividend of $387.7 million, paid claims of $55.0 million and the increase in net unrealized losses on investments of $38.5 million during the quarter, partially offset by the receipt of $153.4 million in premiums net of acquisition costs and net investment income of $21.4 million.

      For the period from inception until March 31, 2005, we have had sufficient cash flow from operations to meet our liquidity requirements. We have generated cash flows from operations since our inception significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned additional capital to shareholders in the form of dividends or share repurchases under certain circumstances. As discussed above, we returned $387.7 million of capital to shareholders and warrant holders by way of a special dividend during the first quarter of 2005. We may take additional capital management measures in the future.
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
      Other significant accounting policies that we use to prepare our consolidated financial statements are included in Note 2 to the December 31, 2004 Consolidated Financial Statements included in the Company’s filing on Form 10-K filed with the Securities and Exchange Commission.
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
      There is a time lag inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer, especially in the case of excess of loss reinsurance contracts. Also, the combination of low claim frequency and high severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a contract’s historical experience, industry information, and the professional judgment of underwriters in estimating reserves for these contracts. In addition, if available, we also rely partially on ultimate loss ratio forecasts as reported by cedants, which are normally subject to a quarterly or six month lag.

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
      Estimating loss reserves for our small book of longer tail casualty reinsurance business, which can be either on an excess of loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to much longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as these factors become apparent, reserves will be adjusted. There is also the potential for the emergence of new classes of losses or types of losses within the casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At March 31, 2005, management has estimated gross loss and loss adjustment expense reserves related to our casualty business of $79.9 million.
      Since we rely on estimates of paid losses, case reserves, and IBNR provided by ceding companies in order to assist us in estimating our own loss and loss adjustment expense reserves, we maintain certain procedures in order to mitigate the risk that such information is incomplete or inaccurate. At least monthly, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. On a timely basis management takes appropriate follow-up action as required, which may include requests for supplemental information or analysis and, in certain cases, ceding company audits conducted by our own staff or by third parties as appropriate. In our short history, disputes with ceding companies have been extremely rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions.
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
      Due to these factors, we do not normally expect to experience significant claims processing back-logs. At March 31, 2005, we did not have a significant back-log in either our insurance or reinsurance claims processing.

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
      To the extent we rely on industry data to aid us in our reserve estimates there is a risk that the data may not match our risk profile or that the industry’s reserving practices overall differ from our own and those of our cedants. In addition, reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event. These factors further contribute to the degree of uncertainty in the reserving process.
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
      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2005 was $590.7 million. Of this estimate $6.3 million relates to our insurance business and $584.4 million relates to our reinsurance business. Management’s best estimate of a range of likely outcomes around this estimate is between $456.4 million and $725.0 million. For additional information concerning our loss and loss adjustment expense reserves, see Loss and Loss Adjustment Expenses above.
      The following table sets forth a breakdown between case reserves and IBNR by line of business at March 31, 2005 ($ in millions):

			Gross Loss and
		Gross Case	Loss Adjustment
	Gross IBNR	Reserves at	Expense Reserves
	at March 31,	March 31,	at March 31,
	2005	2005	2005

Property Specialty	$113.9	$129.9	$243.8
Property Catastrophe	78.0	74.7	152.7
Other Specialty	116.4	19.9	136.3
Qualifying Quota Share	32.3	25.6	57.9

Total	$340.6	$250.1	$590.7

      Premiums. Though we are principally a provider of reinsurance, we write both insurance and reinsurance contracts. Our insurance premium is all written on an excess of loss basis. Our assumed reinsurance premium is written on an excess of loss or on a pro-rata basis. Reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate such premiums when purchasing reinsurance coverage. For the majority of excess of loss contracts, including all insurance business, the deposit premium is defined in the contract wording. The deposit premium is based on the ceding companies’ estimated premiums, and this estimate is the amount we record as written premium in the period the underlying risks incept. In the majority of cases, these contracts are adjustable at the end of the contract period to reflect the changes in underlying risks during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which are normally reported within six months to a one year subsequent to the expiration of the policy. To date these adjustments have not been significant.
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
      We regularly evaluate the appropriateness of these premium estimates based on the latest information available, which includes actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, as well as a continuing assessment of relevant economic conditions. Any adjustments to premium estimates are recorded in the period in which they become known. Adjustments to original premium estimates could be material and may significantly impact earnings in the period they are determined. The net income impact in 2005 of premium adjustments with respect to premiums estimated to have been earned in 2004 was immaterial. We also expect the net income impact for the remainder of 2005 of premium adjustments with respect to premiums estimated to have been earned in 2004 to be immaterial.
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
      Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, the timeliness of cedants’ past payments and the status of current balances owing. In addition, management may also review the financial statements of ceding companies. Based on this assessment, management believes that as at March 31, 2005 no provision for doubtful accounts is necessary.
      For excess of loss contracts, other than risk attaching contracts or contracts where the deposit premium is not defined, premium income is generally earned ratably over the term of the reinsurance contract, usually 12 months. For all other contracts, comprising contracts written on a pro-rata or risks attaching basis, premiums are generally earned over a 24 month period which is the risk period of the underlying (12 month) policies. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected on the balance sheet in unearned premium.
      Montpelier Long-Term Incentive Plan (“LTIP”). The Compensation and Nominating Committee of the Board of Directors (the “Committee”) approved a new Long-Term Incentive Plan which became effective as of January 1, 2005. At the discretion of the Committee, incentive awards, the value of which is based on the Company’s Common Shares, may be made to all eligible plan participants.

      Incentive awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). Each type of award gives a plan participant the right to receive a payment in cash, common shares or a combination thereof at the discretion of the Committee. In the case of SARs, such payment is based on the post-grant appreciation in value of a number of common shares subject to the award if vesting conditions are satisfied. In the case of RSUs, such payment is equal to the value of RSUs subject to the award if vesting conditions are satisfied. In the case of Performance Shares, such payment is equal to an amount varying from nothing to up to 200% of the value of the Performance Shares at the end of a three-year performance period, to the extent performance goals set by the Committee are met.
      All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares and no awards of SARs or RSUs were made to plan participants.
      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. The total number of Performance Share awards outstanding under the LTIP at March 31, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Consistent with our accounting policy, we are estimating the LTIP liability and the LTIP expense initially using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the LTIP liability at June 30, 2006 and each quarter thereafter.
      Performance Unit Plan (“PUP”). The PUP was formerly the Company’s primary executive long-term incentive scheme, until it was exhausted at December 31, 2004. Pursuant to the terms of the PUP, at the discretion of the Committee, performance units were granted to executive officers and certain other key employees. Performance units entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and are payable in cash, common shares or a combination thereof at the discretion of the Committee.
      A total of 936,000 performance units were authorized and awarded under the PUP at March 31, 2005 and 2004 (or up to 1,872,000 common shares should the maximum harvest of 200% of units apply) covering the three performance periods, 2002-2004, 2003-2005 and 2004-2006.
      We accrue the projected value of the LTIP and PUP units and expense the value in the income statement over the course of each three-year performance period. The accrual is based on the number of units granted, the share price at the end of the respective fiscal period end, plus an adjustment for any dividends paid out during the performance period, and an estimate of an ultimate 100% harvest ratio, unless otherwise adjusted as discussed below. At the end of the sixth quarter, and every subsequent quarter, we reassess the projected results for each three year performance period and adjust the accrued LTIP and PUP liability as necessary. We recalculate the liability under the LTIP and PUP as our financial results evolve and the share price changes, and reflect such adjustments in income in the period in which they are determined. This may result in an adjustment to the harvest ratio used in the liability calculation which may increase or decrease the amount of liability and expense recorded during the period.
      For the 2002-2004 cycle, the actual harvest ratio as determined by the Compensating and Nominating Committee was 132.0%. On February 28, 2005, we paid out the 2002-2004 PUP accrual of $14.0 million.
      For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced an overall combined ratio less than 72% for this three-year performance period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 100.0% at March 31, 2004 to 115.0% at March 31, 2005.
      For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Consistent with our accounting policy, we are currently estimating the PUP liability and PUP expense using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the PUP liability at June 30, 2005 and each quarter thereafter.
      As at March 31, 2005, the following table summarizes the impact of potential share price changes and potential adjustments to the harvest ratio used in the liability calculation on the amount of liability and expense recorded for the outstanding three-year cycles of the LTIP and PUP plans ($ in thousands):

		Increase/Decrease in PUP/LTIP
	Increase/Decrease in PUP/LTIP	Accrual Resulting from a
	Accrual Resulting from a	5% Increase/Decrease in
	$1 Increase/Decrease in	the Estimated Harvest
PUP/LTIP Performance Period	the Share Price*	Ratio Applied**

2003-05	$289	$473
2004-06	140	263
2005-07	33	63

*	Based on estimated harvest ratios applied at March 31, 2005

**	Based on the share price of $35.15 plus paid and accrued dividends at March 31, 2005
      An estimated 1% change in the estimated combined ratio is approximately equivalent to a 5% change in the harvest ratio for the respective performance period.
Effects of Inflation
      The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. We take into account the anticipated effects on us in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for loss and loss adjustment expenses, however, we cannot know the precise effects of inflation on our results until claims are ultimately settled.
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
      Interest Rate Risk. Our primary market risk exposure is to changes in interest rates. Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity to maximize total risk adjusted returns while maintaining a significant portion of the portfolio in relatively short-term investments that would mature or could be sold to satisfy anticipated cash needs arising from Montpelier Re’s reinsurance liabilities.
      As of March 31, 2005, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 2.3% or approximately $46.8 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.2% or approximately $43.4 million.
      As of March 31, 2005, we held $195.8 million, or 8.8% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.
      Foreign Currency Risk. A significant portion of our business is reinsuring or insuring risks, receiving premiums and paying losses in foreign currencies. We also maintain a small portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the rates of these currencies. In the event of a significant loss event which requires settlement in a foreign currency, we may use forward foreign currency exchange contracts in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract.
      Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At March 31, 2005 and 2004, we did not have any outstanding forward foreign currency exchange contracts.
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
      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. All of our fixed maturity investments were publicly traded at March 31, 2005 and 99.7% were investment grade. All of our fixed maturity investments were publicly traded and were all investment grade at March 31, 2004.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      We have established disclosure controls and procedures designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of management and the Board of Directors. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of March 31, 2005 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls
      During the first quarter of 2005, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      There were no stock repurchases for the quarter ended March 31, 2005.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet
	of Shares	Paid Per	Publicly Announced	Be Purchased Under the
	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)

January 1, 2005 through January 31, 2005	—	$—	—	$84,521,657
February 1, 2005 through February 28, 2005	—	—	—	—
March 1, 2005 through March 31, 2005	—	—	—	—

Total	—	$—	—	$84,521,657

(1)	On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Item 5.                          Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.2	Share Purchase Warrant, dated as of January 3, 2002, between the Registrant and Banc of America Securities LLC, as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333- 89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1(Registration No. 333- 89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.12	Amended Letter of Credit Reimbursement and Pledge Agreement, among the Company; and Banc of America Securities LLC and a syndicate of lending institutions, dated May 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2004).
10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).
10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).
10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor, incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005.
10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

Exhibit
Number	Description of Document

10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montpelier Re Holdings Ltd.
(Registrant)

By:	/s/ Anthony Taylor

Name: Anthony Taylor

Title:	Chairman, President and Chief Executive Officer
May 5, 2005

Date

By:	/s/ Kernan V. Oberting

Name: Kernan V. Oberting

Title:	Chief Financial Officer
May 5, 2005

Date