Form 10-Q
period 2005-06-30
MONTPELIER RE HOLDINGS LTD
filed 2005-08-09
CIK 1165880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

      As of August 8, 2005, the Registrant had 63,327,564 common voting shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Fixed maturities, at fair value (amortized cost: 2005 — $1,959,278; 2004 — $2,320,229)	$1,947,121	$2,325,273
Equity investments, at fair value (cost: 2005 — $88,633; 2004 — $92,997)	118,813	143,435

Total investments available for sale	2,065,934	2,468,708
Other investments	30,426	19,373

Total investments	2,096,360	2,488,081
Cash and cash equivalents, at fair value	163,807	110,576
Unearned premium ceded	47,911	16,982
Premiums receivable	303,075	173,763
Investment trades pending	48,069	—
Securities lending collateral	350,881	420,856
Funds withheld	6,527	5,130
Deferred acquisition costs	82,865	59,031
Reinsurance recoverable	122,339	94,700
Accrued investment income	20,142	23,822
Other assets	4,166	5,172

Total Assets	$3,246,142	$3,398,113

LIABILITIES
Loss and loss adjustment expense reserves	583,832	549,541
Unearned premium	422,275	287,546
Reinsurance balances payable	118,936	74,909
Investment trades pending	—	129
Securities lending payable	350,881	420,856
Debt	249,024	248,963
Accounts payable, accrued expenses and other liabilities	32,669	40,612
Dividends payable	25,380	23,613

Total Liabilities	$1,782,997	$1,646,169

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at June 30, 2005; 63,327,564 shares (2004 — 62,131,232)	106	104
Additional paid-in capital	1,114,795	1,111,735
Accumulated other comprehensive income	18,532	55,094
Retained earnings	329,712	585,011

Total Shareholders’ Equity	1,463,145	1,751,944

Total Liabilities and Shareholders’ Equity	$3,246,142	$3,398,113

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of United States Dollars, except share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Unaudited)
REVENUES
Gross premiums written	$275,648	$210,418	$581,921	$543,643
Reinsurance premiums ceded	(44,014)	(28,218)	(70,850)	(64,073)

Net premiums written	231,634	182,200	511,071	479,570
Change in net unearned premiums	(4,527)	11,433	(103,433)	(95,113)

Net premiums earned	227,107	193,633	407,638	384,457
Net investment income	19,060	16,263	40,474	31,545
Net realized gains on investments	16,876	1,436	29,213	3,172
Net foreign exchange losses	(3,758)	(1,033)	(7,113)	(24)

Total Revenues	259,285	210,299	470,212	419,150
EXPENSES
Loss and loss adjustment expenses	81,523	40,172	161,048	86,357
Acquisition costs	49,941	43,862	87,305	79,566
General and administrative expenses	15,206	14,816	30,444	28,527
Financing expense	3,890	4,441	8,157	8,611

Total Expenses	150,560	103,291	286,954	203,061

Income before taxes	108,725	107,008	183,258	216,089
Income tax expense	18	25	48	63

NET INCOME	$108,707	$106,983	$183,210	$216,026

COMPREHENSIVE INCOME
Net income	$108,707	$106,983	$183,210	$216,026
Other comprehensive income (loss)	1,896	(47,239)	(36,562)	(21,388)

Comprehensive income	$110,603	$59,744	$146,648	$194,638

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	63,327,564	63,078,809	62,953,787	63,244,036
Diluted	66,949,587	67,942,191	67,238,567	68,470,120
Basic earnings per common share	$1.72	$1.70	$2.91	$3.42

Diluted earnings per common share	$1.62	$1.57	$2.72	$3.16

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 and 2004
(Expressed in thousands of United States Dollars)

	2005	2004

	(Unaudited)
Common voting shares
Balance — beginning of period	$104	$106
Issue of common shares	2	—
Repurchase of common shares	—	(2)

Balance — end of period	106	104

Additional paid-in-capital
Balance — beginning of period	1,111,735	1,130,305
Issue of common shares	1,740	2,042
Repurchase of common shares	—	(21,069)
Compensation recognized under stock option plan	1,244	1,211
Director participation in directors’ share plan	76	—

Balance — end of period	1,114,795	1,112,489

Accumulated other comprehensive income
Balance — beginning of period	55,094	53,731
Net change in unrealized losses on investments	(36,519)	(21,401)
Net change in currency translation adjustments	(43)	13

Balance — end of period	18,532	32,343

Retained earnings
Balance — beginning of period	585,011	473,563
Net income	183,210	216,026
Repurchase of common shares	—	(22,532)
Dividends on common shares	(438,509)	(47,712)

Balance — end of period	329,712	619,345

Total Shareholders’ Equity	$1,463,145	$1,764,281

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Expressed in thousands of United States Dollars)

	2005	2004

	(Unaudited)
Cash flows provided by operating activities:
Net income	$183,210	$216,026
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	4,717	7,900
Depreciation	699	939
Compensation recognized under stock option plan	1,244	1,211
Net realized gains on investments	(29,213)	(3,172)
Equity earnings in other investments	(18)	—
Accretion of Senior Notes	61	60
Change in:
Unearned premium ceded	(30,929)	(35,950)
Premiums receivable	(129,312)	(123,671)
Funds withheld	(1,397)	(2,206)
Deferred acquisition costs	(23,834)	(16,778)
Reinsurance recoverable	(27,639)	1,259
Accrued investment income	3,680	(1,392)
Other assets	501	1,138
Loss and loss adjustment expense reserves	34,291	60,009
Unearned premium	134,729	131,062
Reinsurance balances payable	44,027	56,394
Accounts payable, accrued expenses and other liabilities	(7,943)	3,610
Net change in currency translation adjustments	(43)	13

Net cash provided by operating activities	156,831	296,452

Cash flows provided by (used in) investing activities:
Purchases of fixed maturities	(567,096)	(917,458)
Purchases of equity investments	(53,020)	(4,796)
Purchases of other investments	(10,000)	—
Proceeds from sale and maturity of fixed maturities	868,808	755,194
Proceeds from sale of equity investments	92,827	5,249
Investment of securities lending collateral	69,975	(177,216)
Purchases of equipment	(194)	(2,723)

Net cash provided by (used in) investing activities	401,300	(341,750)

Cash flows (used in) provided by financing activities:
Issue of common shares	1,818	2,042
Repurchase of common shares	—	(43,601)
Securities lending collateral received	(69,975)	177,216
Dividends paid	(436,743)	(48,100)

Net cash (used in) provided by financing activities	(504,900)	87,557

Increase in cash and cash equivalents	53,231	42,259
Cash and cash equivalents — Beginning of period	110,576	139,587

Cash and cash equivalents — End of period	$163,807	$181,846

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars,
except share amounts or as where otherwise described)
(Unaudited)

1.	Basis of Presentation and Consolidation

      These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned subsidiaries Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Agency Ltd. (“MAL”). Montpelier Re is a provider of global property and casualty reinsurance and insurance products. Montpelier Re has two wholly-owned subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001, and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, was the registered holder of certain types of securities, including United States equity securities. On February 1, 2005, all securities held by MHB were transferred to the Montpelier Re investment portfolio. On July 23, 2004, the Company incorporated MAL to provide insurance management services. MAL has not yet commenced operations. Loudoun Re (“Loudoun”) is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during 2004 through the issuance of a surplus note. Under FIN 46R, Loudoun is consolidated into the financial statements of Montpelier Re. On June 1, 2005, Montpelier Re invested in Rockridge Reinsurance Ltd. (“Rockridge”), which was established to assume high-layer, short-tail risks principally from Montpelier Re. The investment in Rockridge is carried using the equity method of accounting. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote and carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.

      The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair statement of the Company’s financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for subsequent quarters or the full fiscal year. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Significant Accounting Policies

Premiums and related costs

      Premiums are first recognized as written, net of any applicable underlying reinsurance coverage as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined.

      Premiums are earned ratably over the term of the underlying risk period of the reinsurance contract. The portion of the premium related to the unexpired portion of the risk period is reflected in unearned premium.

      Premiums receivable are recorded at amounts due less any required provision for doubtful accounts.

      Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written premium when the loss event occurs, and are earned ratably over the remaining contract risk period.

      Acquisition costs are comprised of ceding commissions, brokerage, premium taxes and other expenses that relate directly to the writing of reinsurance contracts. Deferred acquisition costs are amortized over the underlying risk period of the related contracts and are limited to their estimated realizable value based on the related unearned premium, anticipated claims expenses and investment income. Acquisition costs also include profit commission.

Reinsurance

      In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible reinsurance recoverable when collection becomes unlikely. The Company is selective in regard to its reinsurers, placing the majority of its reinsurance with reinsurers with a strong financial condition, industry ratings and underwriting ability. The Company monitors the financial condition and ratings of its reinsurers on an ongoing basis.

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

Equity Accounting

      Investments in which the Company has significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results of operations for the period.

Employee Incentive Plans

      Montpelier Long-Term Incentive Plan (“LTIP”). Effective January 1, 2005, the Company provides a LTIP to certain key employees, non-employee directors and consultants of the Company and its subsidiaries, whereby an individual is provided with long-term incentive awards, the value of which is based on the Company’s common shares. Awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). SARs give a participant the right to receive a payment in cash or common shares (or a combination of cash and common shares) based on the post-grant appreciation of a number of common shares subject to the award if vesting conditions are satisfied. RSUs give a participant the right to receive a payment in cash or common shares (or a

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combination of cash and common shares) equal to the number of RSUs subject to the award if vesting conditions are satisfied. The vesting conditions for SAR’s and RSUs are determined by the Compensation and Nominating Committee of the Board of Directors and may relate to a period of continued employment or service, attainment of performance goals, or a combination of the two. Performance Shares give a participant the right to receive a payment in cash or common shares (or a combination of cash and common shares) equal to the number of Performance Shares subject to the award if performance goals are satisfied. The performance goals are determined by the Compensation and Nominating Committee and may relate to the Company, one or more of its subsidiaries, or one or more of its divisions, units, partnerships, joint ventures, minority investments, product lines or products, or any combination of the foregoing. If all applicable terms and conditions of the award are satisfied, the participant will be entitled to receive a number of common shares equal to the number of Performance Shares earned, a cash payment in an amount determined by multiplying the fair market value of common shares by the number of Performance Shares earned, or a combination of common shares and cash.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be credited with dividend equivalents. Participation elections will be made on an annual basis (from Annual General Meeting to Annual General Meeting) and will remain in effect unless revoked. Revocation will be given effect beginning with the next subsequent Annual General Meeting.

3.	Reinsurance

      During the six months ended June 30, 2005 and 2004, the Company purchased retrocessional excess of loss protection against large risk losses on the direct insurance and facultative book and against catastrophes on the Company’s overall property writings. In addition, the Company also purchased retrocessional stop-loss protection against losses on the Company’s casualty writings and against the Company’s sabotage and terrorism writings. For certain pro-rata contracts, the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against premiums.

      The earned reinsurance premiums ceded were $33.3 million and $28.1 million for the six months ended June 30, 2005 and 2004, respectively. Total recoveries netted against loss and loss adjustment expenses was $43.3 million and $(0.5) million for the six months ended June 30, 2005 and 2004, respectively.

      Amounts recoverable from reinsurers are estimated in a manner consistent with the loss and loss adjustment expense reserves associated with the related assumed reinsurance. The estimation of losses recoverable can be more subjective than the estimation of the underlying loss and loss adjustment expense reserves. In particular, the estimation of losses recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors. In addition, the level of IBNR reserves has a significant impact on losses recoverable. These factors can impact the amount and the timing of the recognition of losses recoverable.

      The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers. With respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The amount of losses recoverable ultimately collected is also open to uncertainty as it is dependent upon the ultimate ability and willingness of reinsurers to pay claims which may be affected by factors such as insolvency and contractual disputes amongst other things. The Company records provisions for uncollectible reinsurance recoverable when collection becomes unlikely. There were no such provisions recorded for uncollectible reinsurance recoverable amounts at June 30, 2005 or 2004. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A- or better by A.M. Best. The Company considers reinsurers that are not rated or do not fall within the above rating category on a case-by-case basis.

4.	Investments

      At June 30, 2005, the Company had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). On February 3, 2005, the Company sold 1.5 million of its Aspen common shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. On March 29, 2005, the Company sold 0.2 million of its Aspen common shares at $24.00 per common share for total proceeds of $3.9 million, realizing a gain of $1.4 million. On June 29, 2005, the Company sold 1.4 million of its Aspen common shares at $27.36 per common share for total proceeds of $38.3 million, realizing a gain of $17.0 million. The Company’s investment in Aspen is carried at quoted market value at June 30, 2005. At June 30, 2004, the shareholders’ agreement and other restrictions presented significant obstacles and uncertainties in the determination of the number of shares that could be reasonably expected to qualify for sale within one year. As a result of this illiquidity, at June 30, 2004 a portion of the total investment was considered restricted and was discounted from quoted market value. The aggregate unrealized gain is included in accumulated other comprehensive income. See “Subsequent Events” regarding the Company’s sale of the remainder of the Aspen

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares. The carrying value of the Company’s investment in Aspen at June 30, 2005 and December 31, 2004 was $25.8 million and $98.1 million, respectively.

      On August 2, 2004, the Company invested an aggregate of $20.0 million as part of an investor group which included one of the Company’s major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at June 30, 2005 of $20.4 million based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.

      On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail reinsurance risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.0 million at June 30, 2005 using the equity method of accounting. See “Related Party Transactions” for additional details.

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

      The Company incurred interest expense on the Senior Notes for each of the six months ended June 30, 2005 and 2004 of $7.7 million and paid interest of $7.7 million and $8.1 million, respectively.

Letter of Credit Facilities

      As Montpelier Re is not an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re to provide letters of credit to clients. In addition, in order for Montpelier Re to write Lloyd’s Qualifying Quota Share business, it was required to provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table details the Company’s and Montpelier Re’s credit facilities as at June 30, 2005:

	Credit Line	Usage		Expiry Date	Purpose

Secured operational LOC facility
Syndicated facility: Tranche A	$250.0		$127.7	May 2006	General Corporate
Syndicated facility: Tranche B	$250.0		$210.1	May 2008	General Corporate
Bilateral facility	$50.0	$	Nil	Dec. 2006	General Corporate

      See “Subsequent Events” regarding the renewal of Tranche A of Montpelier Re’s syndicated collateralized, 364-day facility.

      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement also requires the Company to maintain specific financial ratios and Montpelier Re to maintain certain credit ratings. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the six months ended June 30, 2005, each of the Company and Montpelier Re was in compliance with all covenants.

6.	Related Party Transactions

      As at June 30, 2005, two of the Company’s directors were employed by White Mountains Insurance Group (“White Mountains”), which beneficially owned 19.1% and 19.4% of the Company at June 30, 2005 and 2004, respectively.

      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average annualized fee of 0.13% and 0.09% for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the Company expensed investment management fees of approximately $1.3 million and $1.0 million, respectively, and recorded an amount payable for these services of $0.7 million for each of the six months ended June 30, 2005 and 2004.

      The Chairman of the Company’s Finance Committee (the “Chairman”) is a member of the Board of Directors of White Mountains was also the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company. He is also the founder and Managing Partner of one of those funds (the “Fund”). Subsequent to June 30, 2005, White Mountains restructured its relationship with the Chairman and the Fund. Pursuant to the revised arrangement, the Chairman and other White Mountains Advisors equity professionals will no longer be employed by White Mountains. As members or employees of the Fund they will manage White Mountains’ common equity portfolios and, pursuant to an amendment to the Company’s original investment management agreement with White Mountains Advisors LLC, the Company’s public market equity portfolio.

      In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains during the six months ended June 30, 2005 and 2004. During each of the six months ended June 30, 2005 and 2004, $0.6 million was received in gross premiums related to these contracts.

      As described in Note 4, Montpelier Re has an investment in Rockridge. Montpelier Re ceded reinsurance premium to Rockridge during the six months ended June 30, 2005 of $4.0 million, which accounted for 100%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the gross premiums written by Rockridge at June 30, 2005. Montpelier Re’s earnings in the equity of Rockridge are included in net income. In addition, Montpelier Re has entered into an agreement with West End Capital Management (Bermuda) Ltd., the investment manager of Rockridge, to equally share ceding commissions payable by Rockridge to Montpelier Re on business ceded by Montpelier Re to Rockridge, and the investment management fees payable by Rockridge to West End Capital Management (Bermuda) Ltd. Income related to this agreement was insignificant for the six months ended June 30, 2005. Montpelier Re did not have a reinsurance recoverable balance due from Rockridge at June 30, 2005.

7.	Shareholders’ Equity

      On March 10, 2005, certain shareholders of the Company completed a secondary offering of 3,704,924 common shares. The secondary offering did not have any impact on common shares outstanding. The Company did not receive any proceeds from, or incur any offering expenses for, the secondary offering.

      On March 3, 2004 the Company’s Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares owned by him. The plan covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, 10,000 and 90,000 options were exercised during the first quarter of 2005, exhausting the plan, at the exercise price of $16.67 and $17.50, respectively, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $1.7 million.

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

      On June 30, 2005, participating directors in the Directors Share Plan discussed above in Note 2 received the first quarterly allotment of share units, resulting in an increase in additional paid-in capital of $0.1 million.

Warrants

      During the six months ended June 30, 2005, Bank of America Securities LLC exercised 146,802.6 warrants in exchange for 86,656 common shares, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount.

Dividends

      Quarterly dividends declared on common voting shares and warrants for the six months ended June 30, 2005 amounted to $0.36 per common voting share and warrant per quarter and were paid on April 15 and July 15, 2005. On February 25, 2005, the Company declared a special dividend in the amount of $5.50 per common voting share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005.

      The total amount of dividends paid to holders of our common voting shares and warrants for the six months ended June 30, 2005 and 2004 was $436.8 million and $48.1 million, respectively.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth a breakdown of the Company’s gross premiums written by line of business, by geographic area of risks insured and by broker for the periods indicated ($ in millions):

Gross Premiums Written by Line

	Three Months Ended June 30,

	2005		2004

Property Specialty	$138.3	50.1%	$96.2	45.7%
Property Catastrophe	86.0	31.2	65.7	31.2
Other Specialty	51.2	18.7	43.8	20.8
Qualifying Quota Share(1)	0.1	0.0	4.7	2.3

Total	$275.6	100.0%	$210.4	100.0%

Gross Premiums Written by Line

	Six Months Ended June 30,

	2005		2004

Property Specialty	$217.7	37.4%	$184.3	33.9%
Property Catastrophe	241.8	41.6	240.4	44.2
Other Specialty	121.2	20.8	112.9	20.8
Qualifying Quota Share(1)	1.2	0.2	6.0	1.1

Total	$581.9	100.0%	$543.6	100.0%

(1)	Not renewed in 2004.

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended June 30,

	2005		2004

USA and Canada	$159.3	57.8%	$108.5	51.6%
Worldwide(1)	56.9	20.6	45.9	21.8
Japan	23.8	8.6	24.0	11.4
United Kingdom and Ireland	14.6	5.3	13.0	6.2
Worldwide, excluding USA and Canada(2)	6.1	2.2	6.3	3.0
Western Europe, excluding the United Kingdom and Ireland	4.8	1.8	4.1	1.9
Others (1.5% or less)	10.1	3.7	8.6	4.1

Total	$275.6	100.0%	$210.4	100.0%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographic Area of Risks Insured

	Six Months Ended June 30,

	2005		2004

USA and Canada	$288.1	49.5%	$242.4	44.6%
Worldwide(1)	168.2	28.9	152.6	28.1
United Kingdom and Ireland	32.5	5.6	35.9	6.6
Japan	29.3	5.0	27.3	5.0
Western Europe, excluding the United Kingdom and Ireland	22.5	3.9	31.7	5.8
Worldwide, excluding USA and Canada(2)	14.9	2.6	23.8	4.4
Others (1.5% or less)	26.4	4.5	29.9	5.5

Total	$581.9	100.0%	$543.6	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

Gross Premiums Written by Broker

	Three Months Ended June 30,

	2005		2004

Aon	$70.6	28.2%	$62.4	32.4%
Benfield	62.0	24.7	36.4	18.9
Marsh	61.0	24.3	41.4	21.5
Willis Group	18.4	7.3	22.1	11.5
Other brokers	38.7	15.5	30.3	15.7

Total brokers	250.7	100.0%	192.6	100.0%

Direct (no broker)	24.9		17.8

Total	$275.6		$210.4

Gross Premiums Written by Broker

	Six Months Ended June 30,

	2005		2004

Marsh	$137.1	25.4%	$126.2	24.8%
Aon	116.0	21.5	120.0	23.6
Benfield	117.7	21.8	98.9	19.5
Willis Group	71.2	13.2	68.1	13.4
Other brokers	97.3	18.1	95.0	18.7

Total brokers	539.3	100.0%	508.2	100.0%

Direct (no broker)	42.6		35.4

Total	$581.9		$543.6

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share

      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,

	2005	2004

Basic earnings per common share:
Net income available to common shareholders	$108,707	$106,983
Weighted average common shares outstanding — Basic	63,327,564	63,078,809

Basic earnings per common share	$1.72	$1.70

Diluted earnings per common share:
Net income available to common shareholders	$108,707	$106,983
Weighted average common shares outstanding — Basic	63,327,564	63,078,809
Dilutive effect of warrants	3,621,290	3,780,365
Dilutive effect of share options	—	1,083,017
Dilutive effect of share equivalents	733	—

Weighted average common and common equivalent shares outstanding — Diluted	66,949,587	67,942,191

Diluted earnings per common and common equivalent share	$1.62	$1.57

Dividends per common share	$0.36	$0.34

	Six Months Ended June 30,

	2005	2004

Basic earnings per common share:
Net income available to common shareholders	$183,210	$216,026
Weighted average common shares outstanding — Basic	62,953,787	63,244,036

Basic earnings per common share	$2.91	$3.42

Diluted earnings per common share:
Net income available to common shareholders	$183,210	$216,026
Weighted average common shares outstanding — Basic	62,953,787	63,244,036
Dilutive effect of warrants	3,976,649	4,012,803
Dilutive effect of share options	307,764	1,213,281
Dilutive effect of share equivalents	367	—

Weighted average common and common equivalent shares outstanding — Diluted	67,238,567	68,470,120

Diluted earnings per common and common equivalent share	$2.72	$3.16

Dividends per common share	$6.22	$0.68

10.	Commitments and Contingencies

Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification. Provisions limit the allowable holdings of a single issue or issuer. The Company

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that there are no significant concentrations of credit risk associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not have an aggregate investment in a single entity other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at June 30, 2005 or 2004. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.

      The Company also underwrites the vast majority of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company. Concentrations of credit risk with respect to reinsurance balances are as described in Note 3.

Litigation

      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at June 30, 2005 or 2004.

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

      All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares, and no awards of SARs or RSUs were made to plan participants. The total number of Performance Share awards outstanding under the LTIP at June 30, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply).

      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. Consistent with our accounting policy, we are estimating the LTIP liability and the LTIP expense initially using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the LTIP liability at June 30, 2006 and each quarter thereafter.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced an overall combined ratio less than 72% for this three-year performance period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 116.4% at December 31, 2004 to 116.2% at June 30, 2005.

      For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced an overall combined ratio greater than 72% for this three-year performance period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 100.0% at December 31, 2004 to 71.5% at June 30, 2005.

      As at June 30, 2005, the following table summarizes the impact of potential share price changes and potential adjustments to the harvest ratio used in the liability calculation on the amount of liability and expense recorded for the outstanding three-year cycles of the LTIP and PUP plans ($ in thousands):

		Increase/Decrease
	Increase/Decrease	in PUP/LTIP
	in PUP/LTIP	Accrual Resulting from a
	Accrual Resulting from a	5% Increase/Decrease
	$1 Increase/Decrease	in the Estimated Harvest
PUP/LTIP Performance Period	in the Share Price*	Ratio Applied**

2003-05	$325	$589
2004-06	120	354
2005-07	67	140

*	Based on estimated harvest ratios applied at June 30, 2005

**	Based on the share price of $34.58 plus paid and accrued dividends at June 30, 2005

      An estimated 1% change in the estimated combined ratio is approximately equivalent to a 5% change in the harvest ratio for the respective performance period.

12.	Statutory Requirements

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the six months ended June 30, 2005 and 2004, Montpelier Re satisfied these requirements.

      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for the six months ended June 30, 2005 and 2004.

13.	Subsequent Events

      On July 28, 2005, the Company sold its remaining 0.9 million Aspen common shares at $27.66 per common share for total proceeds of $25.9 million, realizing a gain of $11.7 million.

      On August 4, 2005, Montpelier Re renewed Tranche A of their syndicated collateralized, 364-day facility in the amount of $250.0 million, in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 2003. On August 4, 2005 Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2005 and 2004 and financial condition as at June 30, 2005. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Outlook

      In market loss terms, 2004 was the worst year ever for insured natural catastrophes, mainly as a result of the four U.S. hurricanes, two large Japanese typhoons and a tsunami in the Indian Ocean all of which occurred during the third and fourth quarters of 2004. These catastrophic events had a material adverse impact on our financial results. While the events might have been expected to improve future pricing, due to the financial strength of the industry 2005 has continued to experience competition which has eroded the adequacy of rate levels in many classes of business, with commercial property insurance worldwide and non-U.S. property treaty renewals being particularly affected. However, during the second quarter of 2005 we saw improved pricing on loss-making contracts with Florida exposure. Absent any large catastrophe events, we expect rates to continue to fall and terms received by reinsurers to worsen in the remainder of 2005 and thereafter.

      Casualty reinsurance business in the classes we underwrite continues to be more stable than property and other specialty classes of business, but we expect that increasingly competitive forces will emerge within casualty business in the next eighteen months.

      Separately, we see the growth of a new class of competition in our markets. Capacity derived from Hedge Funds and, to a lesser extent, the issuance of catastrophe bonds, are elements we now see more regularly as competition to traditional reinsurance markets.

Results of Operations

For the Three and Six Months Ended June 30, 2005 and 2004

      Net income increased by 1.6% and decreased by 15.2% during the three and six months ended June 30, 2005 as compared to the same periods in 2004. Net premiums earned increased by 17.3% and 6.0% during the three and six months ended June 30, 2005 as compared to 2004. These increases were more than offset by increases in loss and loss adjustment expenses attributable to (i) a number of individual risk losses in the Property Specialty category which occurred during the first six months of 2005, (ii) a small change in our mix of business towards lines which have higher expected loss ratios, and (iii) a favorable overall prior period loss development in the first six months of 2005 of $5.4 million compared to a significant overall favorable prior period loss development in the first six months of 2004 of $57.6 million.

      These factors were partially offset by an increase in net investment income principally as a result of higher short-term bond yields and an increase in net realized gains on investments, mainly from the sale of portions of our investment in Aspen Insurance Holdings Ltd.

      The following table summarizes our book value per common share as at the periods indicated:

	As at	As at
	June 30, 2005	December 31, 2004

Book value per share(1)	$23.10	$28.20
Fully converted book value per share(2)	$22.45	$26.75

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Fully converted book value per share is a non-GAAP measure based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding warrants of $119.6 million at June 30, 2005 and outstanding options and warrants of $157.5 million at December 31, 2004, divided by the sum of shares, share equivalents and outstanding warrants (assuming their exercise) of 70,502,122 shares at June 30, 2005 and divided by the sum of shares, outstanding options and warrants of 71,372,892 shares at December 31, 2004. The Company believes that fully converted book value per share most accurately reflects the value attributable to a common share.

      We ended the quarter with a fully converted book value per share (as defined above) of $22.45, a decrease of $4.30 from December 31, 2004. This decrease of 16.1% resulted mainly from the payment of a special dividend of $5.50 per common share and warrant paid during the first quarter of 2005 and the payment of our regular ordinary quarterly dividends of $0.36 per common share and warrant for each of the first two quarters, which was partially offset by comprehensive income of $146.6 million. We experienced a gain of approximately 1.3% on our investment portfolio including unrealized gains and losses for the six months ended June 30, 2005.

      Total return to shareholders, which is a non-GAAP measure, was $1.92 or 8.0% for the six months ended June 30, 2005. It is the internal rate of return of the change in fully converted book value per share from $26.75 at December 31, 2004 to $22.45 at June 30, 2005, giving effect to the ordinary dividend of $0.36 per quarter and the special dividend of $5.50 per common share and warrant declared and paid during the six months ended June 30, 2005. Management believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.

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

      The following table summarizes our consolidated financial results for the periods indicated ($ in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net premiums earned	$227.1	$193.6	$407.6	$384.4
Net investment income	19.1	16.3	40.5	31.5
Net realized gains on investments	16.9	1.4	29.2	3.2
Net foreign exchange losses	(3.8)	(1.0)	(7.1)	—
Loss and loss adjustment expenses	(81.5)	(40.2)	(161.0)	(86.4)
Acquisition costs	(49.9)	(43.9)	(87.3)	(79.6)
General and administrative expenses	(15.2)	(14.8)	(30.5)	(28.5)
Financing expense	(4.0)	(4.4)	(8.2)	(8.5)
Income tax expense	—	—	—	(0.1)

Net income	$108.7	$107.0	$183.2	$216.0
Basic earnings per common share	$1.72	$1.70	$2.91	$3.42

Diluted earnings per common share	$1.62	$1.57	$2.72	$3.16

Gross Premiums Written

      Details of gross premiums written by line of business are provided below ($ in millions):

Gross Premiums Written by Line

	Three Months Ended June 30,

	2005		2004

Property Specialty	$138.3	50.1%	$96.2	45.7%
Property Catastrophe	86.0	31.2	65.7	31.2
Other Specialty	51.2	18.7	43.8	20.8
Qualifying Quota Share(1)	0.1	0.0	4.7	2.3

Total	$275.6	100.0%	$210.4	100.0%

Gross Premiums Written by Line

	Six Months Ended June 30,

	2005		2004

Property Specialty	$217.7	37.4%	$184.3	33.9%
Property Catastrophe	241.8	41.6	240.4	44.2
Other Specialty	121.2	20.8	112.9	20.8
Qualifying Quota Share(1)	1.2	0.2	6.0	1.1

Total	$581.9	100.0%	$543.6	100.0%

(1)	Not renewed in 2004.

      The increase in gross premiums written during the three and six months ended June 30, 2005, as compared to the same periods in 2004 were mainly driven by a strong U.S. windstorm renewal season in the second quarter of 2005. The largest growth in premium was seen in our property specialty business, with more pro-rata business representing much of the increase. This segment represented about half of our premium for the second quarter of 2005, up from 46% during the same period in 2004. The Property Catastrophe and Other

Specialty categories also saw significant growth from the prior year during the three months ended June 30, 2005, which was driven by loss-impacted renewals mainly for Florida programs at higher prices and a small number of new contracts with relatively high premiums.

      In the absence of significant catastrophic losses in the market, we would expect prices to fall in future periods. We therefore do not expect to experience this higher than expected level of gross written premium every quarter. Outside of the loss-impacted programs discussed above, rates are still softening as expected and we have continued to decline programs which do not meet our underwriting guidelines.

      In 2005 our mix of business has also changed modestly as compared to the prior year. While our focus is still predominately short-tail excess of loss business, we are writing an increased amount of property pro-rata business. Additionally, there has been an increase in our writings of casualty business. For the three and six months ended June 30, 2005 casualty business represented approximately 11.1% and 10.0% of our gross premiums written compared to 8.7% and 7.3% for the same periods in 2004. Casualty business is included in the Other Specialty category and includes medical malpractice, specialized errors and omissions business, UK employer’s liability and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis. We estimate that casualty business will account for between 10% and 15% of our gross premiums written during 2005, but this could be affected by premium rate levels.

      As we no longer write QQS business, the QQS gross premiums written in 2005 and 2004 related to adjustments in estimates to the 2003 and 2002 underwriting years, mainly as a result of the movement in foreign exchange rates. As expected, during the second quarter of 2005 we commuted all of the 2002 underwriting year QQS contracts.

      During the quarter we participated in the founding of a new reinsurance vehicle, Rockridge, which was established to invest its assets in a fixed income arbitrage strategy and assume high-layer, short-tail risks on which we already have a significant involvement. This relationship provides us with the capacity to increase gross lines in specific programs where we see favorable underwriting opportunities. We then cede this incremental business to Rockridge and earn fees for the services we provide in underwriting the original business. During the three months ended June 30, 2005, we wrote $4.0 million of incremental premium which was ceded to Rockridge.

      Our 2005 gross premiums written amount will depend significantly upon the outcome of available opportunities, and, of course, any significant loss activity during 2005 giving rise to reinstatement premiums. However, we currently expect that our overall gross premiums written for 2005 will be broadly the same as in 2004.

Reinsurance Premiums Ceded

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Reinsurance premiums ceded	$44.0	$28.2	$70.9	$64.1

      For the three and six month periods ended June 30, 2005 and 2004, we have purchased reinsurance protecting our direct and assumed reinsurance portfolio against large risk losses on our direct and facultative book and catastrophes on our overall property writings. In addition, during the second quarter of 2005 we purchased additional catastrophe and sabotage and terrorism retrocessional protection and specific retrocessional coverage on certain contracts. We also ceded property catastrophe reinsurance to Rockridge as discussed above in the amount of approximately $4.0 million during the three and six months ended June 30, 2005. Excluding reinstatement reinsurance premiums ceded related to the catastrophes which occurred during the third quarter of 2004, we anticipate that reinsurance premiums ceded for the 2005 year will be slightly higher than that for 2004.

Net Premiums Earned

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net premiums earned	$227.1	$193.6	$407.6	$384.4

      Approximately 50.5% and 49.6% of net premiums earned during the three months ended June 30, 2005 and 2004, respectively, relates to prior underwriting years and the remainder to business written in the respective underwriting year. Approximately 59.1% and 57.6% of net premiums earned during the six months ended June 30, 2005 and 2004, respectively, relates to prior underwriting years and the remainder to business written in the respective underwriting year. As our gross premiums written has generally leveled off the ratio of net earned premiums related to prior underwriting years has stabilized.

      Net premiums earned increased during the three and six months ended June 30, 2005 as compared to the same periods in 2004, mainly due to the increase in gross and net premiums written during the first and second quarters of 2005 as compared to 2004 as described above. At the end of 2005 net premiums earned are expected to be at broadly similar levels as those in 2004.

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

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Loss ratio	35.9%	20.7%	39.5%	22.5%
Expense ratio	28.7%	30.3%	28.9%	28.0%

Combined ratio	64.6%	51.0%	68.4%	50.5%

      Loss and loss adjustment expenses were $81.5 million and $40.2 million for the three months ended June 30, 2005 and 2004, respectively. Loss and loss adjustment expenses were $161.0 million and $86.4 million for the six months ended June 30, 2005 and 2004, respectively. Reinsurance recoveries of $26.3 million and $0.1 million were netted against loss and loss adjustment expenses for the three months ended June 30, 2005 and 2004, respectively. Reinsurance recoveries of $43.3 million and $(0.5) million were netted against loss and loss adjustment expenses for the six months ended June 30, 2005 and 2004, respectively.

      Much of the variation in the loss ratios between the three and six months ended June 30, 2005 and 2004 results from a $57.6 million prior period reserve releases in the first six months of 2004 compared to a $5.4 million release for the first six months of 2005. In 2005 we increased our estimate of the projected losses related to the four U.S. hurricanes and Japanese typhoons, which occurred during the third quarter of 2004. Our estimated gross losses for the hurricanes increased by $32.5 million and $57.1 million respectively during the three and six months ended June 30, 2005 and for the Japanese typhoons increased by $5.8 million and $17.8 million respectively, during the six months ended June 30, 2005. During the three and six months ended June 30, 2005 we recorded $26.7 million and $43.9 million of reinsurance recoverables related to the 2004 hurricanes. The majority of the other recoveries recorded during the three and six months ended June 30, 2005, and all of the recoveries recorded during the same period in 2004, related to QQS business.

      We paid net losses of $99.4 million and $6.0 million for the three months ended June 30, 2005 and 2004, respectively, and $154.4 million and $25.1 million for the six months ended June 30, 2005 and 2004, respectively. The majority of the increase in paid losses during 2005 as compared to 2004 related to claim payments for the 2004 catastrophes and the commutation of the underwriting year 2002 QQS contracts. In addition, we would also expect net paid losses to increase compared to the prior year during the remainder of the year as our book of business matures and we make claim payments related to multiple underwriting years. We also expect that our paid losses will be higher than average during the first nine months of 2005 as we continue to pay claims related to the 2004 catastrophes. At June 30, 2005, approximately 38% of our gross reserves related to the third quarter 2004 catastrophes.

      The following are our net loss ratios by line of business for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Property Specialty	27.4%	29.3%	40.5%	27.0%
Property Catastrophe	33.1	0.4	32.3	2.9
Other Specialty	53.0	38.5	40.1	45.2
Qualifying Quota Share	136.7	36.4	193.5	43.8
Overall net loss ratio	35.9%	20.7%	39.5%	22.5%
Overall gross loss ratio	44.6%	19.3%	46.6%	20.8%

      The Property Specialty loss ratio for the six months ended June 30, 2005 was higher than the corresponding period in 2004 due to a high level of reported losses relating to several large individual risk losses in the first quarter of 2005 as well as net development related to the 2004 catastrophes of approximately $2.6 million.

      The Property Catastrophe net loss ratio for the three and six months ended June 30, 2005 was higher than the corresponding periods in 2004 primarily due to increases in losses from the four U.S. hurricanes and Japanese typhoons Songda and Chaba as well as losses from Windstorm Erwin which occurred in January 2005. Losses from the 2004 catastrophes added 20.7 and 20.9 points to the loss ratio for the three and six months ended June 30, 2005, respectively. In contrast, the Property Catastrophe loss ratio for three and six months ended June 30, 2004 benefited from a lack of catastrophic events during those periods as well as favorable prior year development.

      The Other Specialty loss ratio for the three months ended June 30, 2005 is higher than the similar period in 2004 due to an increase in the proportion of longer-tail casualty business written and a smaller benefit from reserve releases as compared to 2004. For the six months ended June 30, 2005, reserve releases from prior years in the Other Specialty category benefited the loss ratio by 18.2 points versus 12.6 points for the six months ended June 30, 2004.

      The Qualifying Quota Share loss ratios for the three and six months ended June 30, 2005 are higher than the same periods in 2004. These increases are due to a combination of factors which include increases in the projected loss ratios provided by the syndicates as well as a negative impact from foreign currency fluctuations. Because we stopped writing QQS business in 2004, our net premiums earned in this category are small and declining, which results in a net loss ratio that is not a meaningful measurement for this category. The 2002 underwriting year QQS contracts were commuted during the second quarter of 2005.

      The following tables set forth a roll-forward of our gross and net loss and loss adjustment expense reserves by line of business from December 31, 2004 to June 30, 2005 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

		Change in	Change in	Paid Losses	Estimated
		Prior Years	Prior Years	During the	Ultimate
	Gross	Estimates	Estimates	Six Months	Losses for the	Gross
	Reserves at	During the	During the	Ended	2005 Year at	Reserves at
	December 31,	First Quarter	Second Quarter	June 30,	June 30,	June 30,
	2004	of 2005	of 2005	2005	2005	2005

Property Specialty	$207.7	$11.9	$(6.5)	$(61.1)	$91.2	$243.2
Property Catastrophe	156.8	17.5	27.1	(58.8)	17.3	159.9
Other Specialty	128.6	(13.5)	(4.4)	(12.8)	57.3	155.2
Qualifying Quota Share	56.4	4.6	0.1	(38.5)	2.9	25.5

Total	$549.5	$20.5	$16.3	$(171.2)	$168.7	$583.8

Net Loss and Loss Adjustment Expense Reserves

		Change in	Change in	Paid Losses	Estimated
		Prior Years	Prior Years	During the	Ultimate
	Net	Estimates	Estimates	Six Months	Losses for the	Net
	Reserves at	During the	During the	Ended	2005 Year at	Reserves at
	December 31,	First Quarter	Second Quarter	June 30,	June 30,	June 30,
	2004	of 2005	of 2005	2005	2005	2005

Property Specialty	$160.8	$(0.1)	$(20.2)	$(51.9)	$89.0	$177.6
Property Catastrophe	117.9	12.3	14.1	(55.6)	17.3	106.0
Other Specialty	128.6	(13.5)	(4.4)	(12.8)	57.3	155.2
Qualifying Quota Share	47.5	4.8	1.6	(34.1)	2.9	22.7

Total	$454.8	$3.5	$(8.9)	$(154.4)	$166.5	$461.5

      The second quarter of 2005 includes approximately $8.9 million of favorable development of net losses from prior years, decreasing the net loss ratio by 3.9 points. This compares with $34.3 million of net favorable development from prior years for the three months ended June 30, 2004, which benefited the net loss ratio by 17.7 points.

      The first six months of 2005 includes approximately $5.4 million of favorable development of net losses from prior years, decreasing the net loss ratio by 1.3 points. This compares with $57.6 million of net favorable development from prior years for the six months ended June 30, 2004, which benefited the net loss ratio by 15.0 points.

      The development during the three and six months ended June 30, 2005 of losses incurred during prior years primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for prior years decreased by $20.2 million and $20.3 million during the three and six months ended June 30, 2005, respectively. The majority of the decrease was due to the fact that actual reported losses for this category continue to be lower than the level predicted by our benchmark development patterns. The low level of loss emergence from prior years, combined with the increasing weight placed on our actual experience as the prior years mature, has led to the reduction in estimated ultimate losses for the quarter in this category.

•	In the Property Catastrophe category, our estimate of net losses for prior years increased by $14.1 million and by $26.4 million during the three and six months ended June 30, 2005, respectively. Increases in net loss estimates related to the aforementioned 2004 catastrophes accounted for $13.2 million and $28.3 million of the increase for the three months and six months ended June 30, 2005.

•	With regards to our Other Specialty category, claim frequency continued to be very low for these classes of business during the three and six months ended June 30, 2005. We have given more weight to the actual loss experience compared to the initial expected loss ratios in our reserving process, resulting in reduced projections for prior accident years and lower selected net loss ratios. The low level of loss development, combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction in ultimate losses of $4.4 million and $17.9 million for prior years for the three and six months ended June 30, 2005.

•	During the three and six months ended June 30, 2005, we increased our expected gross loss ratio for QQS business. Some of the increase was based on higher loss ratio estimates provided by the QQS syndicates. We also recognized some losses from foreign currency fluctuations. As expected, we commuted all of the three 2002 QQS contracts during the second quarter of 2005. Taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, our net loss and loss adjustment expense reserves increased by $1.6 million and $6.4 million for the three and six months ended June 30, 2005.

      Other than the matters described above, we did not make any significant changes in the assumptions used in our loss reserving process during the three and six months ended June 30, 2005. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

      At June 30, 2005 we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Policies later in this section.

      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at June 30, 2005 and 2004 was $583.8 million and $309.8 million, respectively.

      Management has determined that the best estimate for net loss and loss adjustment expense reserves at June 30, 2005 and 2004 was $461.5 million and $303.3 million, respectively.

      The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves as at June 30, 2005

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$182.4	$243.2	$304.0
Property Catastrophe	127.9	159.9	191.9
Other Specialty	116.4	155.2	194.0
Qualifying Quota Share	21.7	25.5	29.3

Total		$583.8

Net Loss and Loss Adjustment Expense Reserves as at June 30, 2005

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$133.2	$177.6	$222.0
Property Catastrophe	84.8	106.0	127.2
Other Specialty	116.4	155.2	194.0
Qualifying Quota Share	19.3	22.7	26.1

Total		$461.5

Net Foreign Exchange Losses

      Net foreign exchange losses resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized losses resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange losses during the three and six months ended June 30, 2005 and 2004 are primarily due to the strengthening of the U.S. dollar resulting in losses on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Acquisition costs (including profit commission)	$49.9	$43.9	$87.3	$79.6
General and administrative expenses	$15.2	$14.8	$30.5	$28.5
Expense Ratio (including profit commission)	28.7%	30.3%	28.9%	28.0%
Expense Ratio (excluding profit commission)	26.0%	28.4%	26.6%	26.1%

      Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. General and administrative expenses are comprised of fixed expenses which include salaries and benefits, share options office and risk management expenses, and variable expenses which include costs related to our performance unit plan, long-term incentive plan and bonuses. The increase in acquisition costs during the three and six months ended June 30, 2005 as compared to 2004 is consistent with the increase in gross premiums written as discussed above.

      Profit commission expensed was $6.0 million and $3.7 million for the three months ended June 30, 2005 and 2004, respectively, and $9.5 million and $7.9 million for the six months ended June 30, 2005 and 2004, respectively. Profit commission has increased as compared to the same periods in 2004 mainly due to the increase in gross earned premium as discussed above and the distribution of losses across the particular contracts subject to profit commission clauses. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates.

      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Fixed expenses, excluding stock options	$10.2	$8.3	$20.8	$16.5
Current and deferred incentive compensation	5.0	5.9	8.5	10.8
Fair value of stock options expense	—	0.6	1.2	1.2

Total General and Administrative expenses	$15.2	$14.8	$30.5	$28.5

      The increase in general and administrative expenses between the three and six months ended June 30, 2005 as compared to the same periods in 2004 is partially as a result of an increase in fixed expenses for professional fees and office expenses, consistent with the increase in staff numbers which occurred later in 2004. This was partially offset by a decrease in the accrual for current and deferred incentive compensation expense as described below.

      For the three and six months ended June 30, 2005, the performance unit plan (“PUP”) expense and Long-Term Incentive Plan (“LTIP”) expense included in current and deferred incentive compensation were lower than the same period in 2004 as a result of a combination of factors. For the 2002-2004 performance period the PUP expense was being accrued based on an estimated harvest ratio of 166.5%. This performance period was paid out during the first quarter of 2005 in the amount of $14.0 million using an ending harvest ratio of 132.0%, which was lower than the ratio at June 30, 2004 due to the third quarter 2004 catastrophes. For the 2003-2005 period, the harvest ratio decreased to 116.2% at June 30, 2005 from 135.0% at the end of June 30, 2004 mainly due to the third quarter 2004 catastrophes. In addition, consistent with our accounting policy, for the 2004-2006 period we have reassessed our projected results for this performance period and have decreased the harvest ratio from 100% at June 30, 2004 to 71.5% at June 30, 2005. The share price, including an adjustment for dividends paid during the performance period for 2005 only, was approximately 21.4% higher than it was in 2004. The LTIP came into effect on January 1, 2005 and for the first six months of 2005 we accrued the estimated LTIP expense based on an estimated harvest ratio of 100.0%, which is consistent with our accounting policy. The overall effect was a net decrease in the PUP and LTIP expense as compared to 2004.

      We anticipate that our general and administrative expense ratio will remain stable during the remainder of 2005 as we expect our general and administrative expenses and net earned premiums to be at a similar level to 2004.

      All outstanding share options were converted into restricted and unrestricted common voting shares during the first quarter of 2005 with unvested options expensed at the time of conversion. There will be no additional share options expense for the remainder of 2005.

      On June 30, 2005, participating directors in the directors share plan received the first quarterly allotment of share units for which we incurred an expense of $0.1 million.

Net Investment Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net investment income	$19.1	$16.3	$40.5	$31.5
Accretion of premium on bonds	$2.2	$3.9	$4.6	$7.9
Investment management, accounting and custodian fees	$0.6	$0.7	$1.4	$1.1

      Investment management fees incurred related to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders, were $0.5 million and $1.3 million, respectively for the three and six months ended June 30, 2005 and $0.7 million and $1.0 million for the three and six months ended June 30, 2004. The investment management fees are lower for the three months ended June 30, 2005 due to adjustments made to prior year fees. The investment management fees are higher for the six months ended June 30, 2005 due to the greater average volume of funds under management. The fees will vary as our mix of investments changes. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party.

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

      Based on the weighted average monthly investments held, and including net unrealized (losses) gains for the three and six months ended June 30, 2005 and 2004, respectively, the total investment returns were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net investment return	1.5%	(1.2)%	1.3%	0.5%
Average investment portfolio balance (in millions)	$2,320.7	$2,437.4	$2,478.5	$2,429.6

      In 2005, our investment return increased compared with the same period in 2004. This is principally a result of the overall market movement in bond prices during each respective period and higher short-term bond yields available during 2005. The size of the investment portfolio and related investment income will be affected by any catastrophes which could occur during the remainder of 2005.

      Proceeds from sales of available for sale securities for the three months ended June 30, 2005 and 2004 were $205.2 million and $300.8 million, respectively. Gross realized losses during the second quarter of 2005 included a loss of $0.1 million relating to equity securities for declines in value considered to be other than temporary. There were no such losses realized during the second quarter of 2004. The aggregate fair value of securities in an unrealized loss position was $1.6 billion and $1.3 billion at June 30, 2005 and 2004, respectively. Of the gross unrealized losses of $18.4 million at June 30, 2005, investments with a market value of $302.6 million, representing gross unrealized losses of $5.2 million, have been in a continuous unrealized loss position for more than 12 months. Of the gross unrealized losses of $14.6 million at June 30, 2004 investments with a market value of $10.5 million, representing gross unrealized losses of $0.1 million, had been in a continuous unrealized loss position for more than 12 months.

      We believe that the gross unrealized losses relating to our fixed maturity investments at June 30, 2005 of $17.4 million resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $1.0 million at June 30, 2005 are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.

Financing Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Fees — letter of credit facilities	$—	$0.6	$0.5	$0.8
Interest — Senior Notes	4.0	3.8	7.7	7.7

Total Interest Expense	$4.0	$4.4	$8.2	$8.5

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section below.

      We paid interest expense related to the Senior Notes during the three and six months ended June 30, 2005 and 2004 of $7.7 million and $8.1 million, respectively.

Net Realized Gains (Losses) on Investments

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net realized gains	$16.9	$1.4	$29.2	$3.2

      Net gains realized resulted from the sale of fixed maturity and equity investments, and in particular, the $15.8 million and $32.9 million in realized gains from the sales of Aspen shares during the three and six months ended June 30, 2005, respectively.

Financial Condition and Liquidity

      We are a holding company that conducts no operations of our own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004. We currently have in place a regular dividend program of $0.36 per common voting share and warrant per quarter. In addition, on February 25, 2005 we declared a special dividend in the amount of $5.50 per common voting share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005. We expect to continue the payment of regular dividends in the future but we cannot assure that such payments will continue. Any determination to pay future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

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

Capital Resources

      Our shareholders’ equity at June 30, 2005 was $1,463.1 million, of which $329.7 million was retained earnings. Our capital base has decreased by $288.8 million since December 31, 2004, mainly as a result of the special dividend of $387.7 million as discussed above, offset by earnings for the six months. Our contractual obligations and commitments are set out below as at June 30, 2005.

Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$374,414	$15,312	$30,625	$30,625	$297,852
Gross Loss and Loss Adjustment Expense Reserves	583,832	356,791	143,160	59,651	24,230
Operating leases	38,357	1,646	7,781	8,186	20,744

Total	$996,603	$373,749	$181,566	$98,462	$342,826

      On August 4, 2003, we issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”) at an issue price of 99.517% of their principal amount. The net proceeds were used in part to repay a term loan facility with the remainder used for general corporate purposes. The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. Unless previously redeemed, the Senior Notes will mature on August 15, 2013. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, we have no current intention of calling the Notes. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere.

      The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at June 30, 2005. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business, we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expense Reserves section below. These estimated obligations will be funded through existing cash and investments.

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

      On May 26, 2004 our Board of Directors approved a plan to repurchase up to $150.0 million of our common shares from time to time depending on market conditions during a period of up to 24 months. On June 2, 2004, we repurchased 1,263,865 common shares at $34.50 per common share. The purchase price totaled $43.6 million and was funded using existing cash on hand. On August 5, 2004, we repurchased a further 625,000 common shares at $35.00 per common share. The purchase price totaled $21.9 million and was funded using existing cash on hand. No repurchases occurred during the six months ended June 30, 2005.

      Our Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of our shares owned by him. The plan, which has now been exhausted, covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, options for 10,000 and 90,000 common shares were exercised during the six months ended June 30, 2005 at exercise prices of $16.67 and $17.50, respectively, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $1.7 million.

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

Credit Facilities ($ in thousands) at June 30, 2005:

      As Montpelier Re is not an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re to provide letters of credit to clients. In addition, in order for Montpelier Re to write Lloyd’s Qualifying Quota Share business, it was required to provide a letter of credit in favor of The Society and Council of Lloyd’s (“Lloyd’s”) in accordance with Lloyd’s rules.

      The following table details the Company’s and Montpelier Re’s credit facilities as at June 30, 2005:

	Credit Line	Usage		Expiry Date	Purpose
Letters of Credit Facilities:
Syndicated facility — Tranche A	$250,000		$127,736	May 2006	Required security for reinsureds; general corporate purposes
Syndicated facility — Tranche B	$250,000		$210,139	May 2008	Required security for reinsureds; general corporate purposes
Bilateral facility — Total	$50,000	$	Nil	December 2006	General Corporate

      On August 4, 2005, Montpelier Re renewed Tranche A of their syndicated collateralized, 364-day facility in the amount of $250.0 million, in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 2003. On August 4, 2005 Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.

      Effective December 23, 2004, Montpelier Re entered into a $50.0 million Letter of Credit Reimbursement and Pledge Agreement with HSBC Bank USA, National Association. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $50.0 million in letters of credit. The agreement’s covenants are the same as those under the Letter of Credit Facility Agreement and are described below. There were no letters of credit issued under this facility at June 30, 2005.

      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement also requires the Company to maintain specific financial ratios and Montpelier Re to maintain certain credit ratings. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the six months ended June 30, 2005, each of the Company and Montpelier Re was in compliance with all covenants.

      We expect these letter of credit facilities to be sufficient to support Montpelier Re’s estimated obligations for the next 12 months in the absence of a very major catastrophe.

      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the six months ended June 30, 2005 and 2004, Montpelier Re satisfied these requirements.

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

Investments

      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at	As at
	June 30,	December 31,
	2005	2004

Fixed maturities, available for sale, at fair value	$1,947,121	$2,325,273
Equity investments, available for sale, at fair value	118,813	143,435
Other investments, at estimated fair value	30,426	19,373
Cash and cash equivalents, at fair value	163,807	110,576

Total Invested Assets	$2,260,167	$2,598,657

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

      The market value of our portfolio of fixed maturity investments at June 30, 2005 is comprised of the following:

	As at June 30, 2005

U.S. government securities	$306,198	15.7%
U.S. government-sponsored enterprises securities	642,234	33.0
Corporate debt securities	687,194	35.3
Mortgage-backed and asset-backed securities	281,878	14.5
Non U.S. government securities	29,617	1.5

Total fixed maturity investments	$1,947,121	100.0%

      All of the fixed maturity investments we currently hold were publicly traded at June 30, 2005. Based on the weighted average monthly investments held, and including net unrealized gains, our total return on investments for the six months ended June 30, 2005 was 1.3%. The average duration of our fixed maturity portfolio was 2.2 years and the average rating of the portfolio was AA at June 30, 2005. If the right conditions arise in 2005, we may deploy further capital in strategic investments or investment classes other than existing classes.

      At June 30, 2005 we had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). On February 3, 2005, we sold 1.5 million of our Aspen common shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. On March 29, 2005, we sold 0.2 million of our Aspen common shares at $24.00 per common share for total proceeds of $3.9 million, realizing a gain of $1.4 million. On June 29, 2005, we sold 1.4 million of our Aspen common shares at $27.36 per common share for total proceeds of $38.3 million, realizing a gain of $17.0 million. On July 28, 2005, we sold our remaining 0.9 million Aspen common shares at $27.66 per common share for total proceeds of $25.9 million, realizing a gain of $11.7 million. As a result, we do not now own any shares in Aspen. The Company’s investment in Aspen is carried at quoted market value at June 30, 2005. At June 30, 2004, the shareholders’ agreement and other restrictions presented significant obstacles and uncertainties in the determination of the number of shares that could be reasonably expected to qualify for sale within one year. As a result of this illiquidity, at June 30, 2004 a portion of the total investment was considered restricted and was discounted from quoted market value. The aggregate unrealized gain is included in accumulated other comprehensive income. The carrying value of the Company’s investment in Aspen at June 30, 2005 was $25.8 million.

      On August 2, 2004, we invested an aggregate of $20.0 million as part of an investor group, which included one of our major shareholders, acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at June 30, 2005 of $20.4 million based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.

      On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.0 million at June 30, 2005 using the equity method of accounting.

Loss and Loss Adjustment Expense Reserves

      As described in the Summary of Critical Accounting Estimates later in this section, for most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for losses incurred but not reported (“IBNR”). Net loss and loss adjustment expense reserves at June 30, 2005 were $461.5 million, $268.2 million of which was IBNR.

      We are required to make significant assumptions when establishing loss reserves. For additional information concerning loss and loss adjustment expenses see the Summary of Critical Accounting Estimates later in this section.

Cash Flows

      In the six months ended June 30, 2005, we generated an operating net cash inflow of $156.8 million, primarily relating to premiums received by Montpelier Re net of acquisition costs. We paid losses of $154.4 million during the six months ended June 30, 2005. We received a net amount of $331.5 million from investments during the six months ended June 30, 2005, and had a cash balance of $163.8 million at June 30, 2005. Net cash provided by operating activities has resulted from premiums received and sales of certain of our fixed maturities.

      Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments.

      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and future authorized share repurchases. In the six months of 2005 we have purchased reinsurance protecting ourselves against large risk losses on our direct and facultative book and against catastrophes on our overall property writings. Excluding reinstatement reinsurance premiums ceded related to the catastrophes which occurred during the third quarter of 2004, we anticipate that reinsurance premiums ceded for the 2005 year will be at similar levels as in 2004.

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

      The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $2,260.2 million as of June 30, 2005, compared to $2,598.7 million at December 31, 2004. The primary cause of this decrease was the payment of a special dividend of $387.7 million, the payment of regular dividends of $49.0 million, the payment claims of $154.4 million and the increase in net unrealized losses on investments of $36.6 million during the six months ended June 30, 2005, partially offset by the receipt of $334.6 million in premiums net of acquisition costs and net investment income of $40.5 million.

      For the period from inception until June 30, 2005, we have had sufficient cash flow from operations to meet our liquidity requirements. We have generated cash flows from operations since our inception significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned capital to shareholders in the form of dividends or share repurchases under certain circumstances. As discussed above, we returned $387.7 million of capital to shareholders and warrant holders by way of a special dividend during the first quarter of 2005. We may take additional capital management measures in the future.

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

      Estimating loss reserves for our small book of longer tail casualty reinsurance business, which can be either on an excess of loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to much longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as these factors become apparent, reserves will be adjusted. There is also the potential for the emergence of new classes of losses or types of losses within the casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At June 30, 2005, management has estimated gross loss and loss adjustment expense reserves related to our casualty business of $103.6 million.

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

      Due to these factors, we do not normally expect to experience significant claims processing back-logs. At June 30, 2005, we did not have a significant back-log in either our insurance or reinsurance claims processing.

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

      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at June 30, 2005 was $583.8 million. Of this estimate $5.4 million relates to our insurance business and $578.4 million relates to our reinsurance business. Management’s best estimate of a range of likely outcomes around this estimate is between $448.4 million and $719.2 million. For additional information concerning our loss and loss adjustment expense reserves, see Loss and Loss Adjustment Expenses above.

      The following table sets forth a breakdown between case reserves and IBNR by line of business at June 30, 2005 ($ in millions):

		Gross	Gross Loss and
	Gross	Case	Loss Adjustment
	IBNR at	Reserves at	Expense Reserves
	June 30,	June 30,	at June 30,
	2005	2005	2005

Property Specialty	$112.4	$130.8	$243.2
Property Catastrophe	71.5	88.4	159.9
Other Specialty	132.1	23.1	155.2
Qualifying Quota Share	17.5	8.0	25.5

Total	$333.5	$250.3	$583.8

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

      Generally, on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract, an estimate of written premium is recorded in the period in which the underlying risks incept. The premium estimate is based on information provided by ceding companies. At the inception of the contract the ceding company estimates how much premium they expect to write during the year. As these are pro-rata contracts, our gross written premium related to these contracts is a function of the amount of premium they estimate they will write. When the actual premium is reported by the ceding company, which may be on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

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

      For pro-rata contracts where the expected risk period is 12 months and for excess of loss contracts, other than risk attaching contracts or contracts where the deposit premium is not defined, premium income is generally earned ratably over the term of the reinsurance contract, usually 12 months. For all other contracts, comprising contracts written on a pro-rata or risks attaching basis, premiums are generally earned over a 24 month period which is the risk period of the underlying (12 month) policies. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected on the balance sheet in unearned premium.

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

      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. The total number of Performance Share awards outstanding under the LTIP at June 30, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Consistent with our accounting policy, we are estimating the LTIP liability and the LTIP expense initially using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the LTIP liability at June 30, 2006 and each quarter thereafter.

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

      For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced an overall combined ratio less than 72% for this three-year performance period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 135.0% at June 30, 2004 to 116.2% at June 30, 2005.

      For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. To date we have experienced an overall combined ratio more than 72% for this three-year performance period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 100% at June 30, 2004 to 71.5% at June 30, 2005.

      As at June 30, 2005, the following table summarizes the impact of potential share price changes and potential adjustments to the harvest ratio used in the liability calculation on the amount of liability and expense recorded for the outstanding three-year cycles of the LTIP and PUP plans ($ in thousands):

		Increase/Decrease in PUP/LTIP
	Increase/Decrease in PUP/LTIP	Accrual Resulting from a
	Accrual Resulting from a	5% Increase/Decrease in the
	$1 Increase/Decrease in the	Estimated Harvest Ratio
PUP/LTIP Performance Period	Share Price*	Applied**

2003-05	$325	$589
2004-06	120	354
2005-07	67	140

*	Based on estimated harvest ratios applied at June 30, 2005

**	Based on the share price of $34.58 plus paid and accrued dividends at June 30, 2005

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

      As of June 30, 2005, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 2.27% or approximately $45.1 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.03% or approximately $40.3 million.

      As of June 30, 2005, we held $281.9 million, or 13.5% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

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

      Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At June 30, 2005 and 2004, we did not have any outstanding forward foreign currency exchange contracts.

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

      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. All of our fixed maturity investments were publicly traded at June 30, 2005 and 99.5% were investment grade. All of our fixed maturity investments were publicly traded and 99.9% were investment grade at June 30, 2004.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      We have established disclosure controls and procedures designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of management and the Board of Directors. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of June 30, 2005 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

      During the quarter ended June 30, 2005, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      There were no stock repurchases for the six months ended June 30, 2005.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet
	of Shares	Paid Per	Publicly Announced	Be Purchased Under the
	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)

April 1, 2005 through April 30, 2005	—	$—	—	$84,521,657
May 1, 2005 through May 31, 2005	—	—	—	—
June 1, 2005 through June 30, 2005	—	—	—	—

Total	—	$—	—	$84,521,657

(1)	On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) Our 2005 Annual General Meeting of Shareholders was held on May 20, 2005.

      (b) Proxies were solicited by our management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; there was no solicitation of opposition to our nominees listed in the proxy statement; the nominees for Class C Directors were re-elected for three-year terms as described in item (c)(1) below.

      (c) The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1) Proposal for Election of Class C Directors

Our Bye-laws provide for a classified Board of Directors, divided into three classes of approximately equal size. At the 2005 Annual General Meeting, the Shareholders elected four of our Directors as Class C Directors, who shall serve until our 2008 Annual General Meeting.

Nominee	Votes For	Votes Withheld

Raymond Barrette	56,588,082	1,309,546
Steven J. Gilbert	57,370,240	527,388
John D. Gillespie	57,267,621	630,007
William L. Spiegel	57,347,396	550,232

      The following is a list of the continuing directors in Class A (whose terms expire in 2006) and Class B (whose terms expire in 2007):

Class A	Class B

Anthony Taylor Allan Fulkerson K. Thomas Kemp	G. Thompson Hutton Kamil M. Salame Raymond M. Salter John F. Shettle, Jr.

(2) Proposal Regarding Election of Designated Company Directors for Montpelier Reinsurance Ltd., a wholly-owned reinsurance company organized under the laws of Bermuda (“Montpelier Re”).

Bye-law 85 of the Company provides that the Board of Directors for Montpelier Re shall consist of persons who first have been appointed as designated company directors by a resolution at the Annual General Meeting of the Shareholders of the Company. The Board of the Company must then vote all shares of Montpelier Re owned by the Company to elect such designated company directors as Montpelier Re directors. At the 2005 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Montpelier Re directors.

Nominee	Votes For	Votes Withheld

Anthony Taylor	57,400,659	496,969
Thomas George Story Busher	57,396,602	501,026
C. Russell Fletcher, III	57,385,024	512,604
Kernan V. Oberting	57,393,539	504,089

(3) Proposal Regarding Appointment of an Independent Registered Public Accounting Firm

Our Shareholders voted to approve the appointment of PricewaterhouseCoopers as our Independent Registered Public Accounting Firm for the 2005 fiscal year, and have authorized the Company’s Board of Directors to set their remuneration.

Votes For	Votes Against	Votes Withheld

57,215,886	660,204	21,538

Item 5.	Other Information

      (a) Effective August 4, 2005, the Company and Montpelier Re entered into a five-year Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A., and a syndicate of lending institutions (the “Agreement”). See the description under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities.” Some of the lenders under the Agreement have in the past and may in the future provide commercial and/or investment banking services to the Company or its affiliates. A copy of the Agreement is filed with this report as Exhibit 10.12 and is incorporated by reference herein.

      (b) None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on Schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.12	Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005, filed with this report.
10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).
10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).
10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor, incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005.
10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

Exhibit
Number	Description of Document

31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ ANTHONY TAYLOR

Name: Anthony Taylor

Title:	Chairman, President and Chief Executive Officer

August 8, 2005

Date

By:	/s/ KERNAN V. OBERTING

Name: Kernan V. Oberting

Title:	Chief Financial Officer

August 8, 2005

Date