Form 10-Q
period 2005-09-30
MONTPELIER RE HOLDINGS LTD
filed 2005-11-09
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
(441) 296-5550
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 9, 2005, the Registrant had 89,178,490 common voting shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Fixed maturities, at fair value (amortized cost: 2005 — $2,319,507; 2004 — $2,320,229)	$2,295,406	$2,325,273
Equity investments, at fair value (cost: 2005 — $91,363; 2004 — $92,997)	111,082	143,435

Total investments available for sale	2,406,488	2,468,708
Other investments	31,055	19,373

Total investments	2,437,543	2,488,081
Cash and cash equivalents, at fair value	634,392	110,576
Unearned premium ceded	46,831	16,982
Premiums and other receivables	362,452	173,763
Securities lending collateral	674,164	420,856
Funds withheld	4,652	5,130
Deferred acquisition costs	71,625	59,031
Reinsurance recoverable	229,430	94,700
Accrued investment income	21,409	23,822
Other assets	4,443	5,172

Total Assets	$4,486,941	$3,398,113

LIABILITIES
Loss and loss adjustment expense reserves	1,782,041	549,541
Unearned premium	377,517	287,546
Reinsurance balances payable	146,222	74,909
Investment trades pending	84,260	129
Securities lending payable	674,164	420,856
Debt	249,054	248,963
Accounts payable, accrued expenses and other liabilities	7,374	40,612
Dividends payable	34,686	23,613

Total Liabilities	$3,355,318	$1,646,169

SHAREHOLDERS’ EQUITY
Common voting shares:1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at September 30, 2005; 89,178,490 shares (2004 — 62,131,232)	149	104
Additional paid-in capital	1,714,828	1,111,735
Accumulated other comprehensive income (loss)	(3,232)	55,094
Retained earnings (deficit)	(580,122)	585,011

Total Shareholders’ Equity	1,131,623	1,751,944

Total Liabilities and Shareholders’ Equity	$4,486,941	$3,398,113

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of United States Dollars, except share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

		(Unaudited)
REVENUES
Gross premiums written	$289,995	$184,443	$871,916	$728,086
Reinsurance premiums ceded	(52,338)	(13,595)	(123,188)	(77,668)

Net premiums written	237,657	170,848	748,728	650,418
Change in net unearned premiums	43,674	39,134	(59,759)	(55,979)

Net premiums earned	281,331	209,982	688,969	594,439
Net investment income	20,550	18,016	61,024	49,561
Net realized gains on investments	17,079	1,994	46,292	5,166
Net foreign exchange gains (losses)	(781)	1,227	(7,894)	1,203

Total Revenues	318,179	231,219	788,391	650,369
EXPENSES
Loss and loss adjustment expenses	1,159,423	263,461	1,320,470	349,818
Acquisition costs	43,186	32,571	130,491	112,137
General and administrative expenses	(13,316)	8,897	17,128	37,424
Financing expense	4,068	4,302	12,225	12,913

Total Expenses	1,193,361	309,231	1,480,314	512,292

Income (loss) before taxes	(875,182)	(78,012)	(691,923)	138,077
Income tax expense	34	158	(14)	221

NET INCOME (LOSS)	$(875,148)	$(78,170)	$(691,937)	$137,856

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(875,148)	$(78,170)	$(691,937)	$137,856
Other comprehensive income (loss)	(21,766)	18,385	(58,325)	(3,003)

Comprehensive income (loss)	$(896,914)	$(59,785)	$(750,262)	$134,853

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	71,944,539	62,012,065	65,950,704	62,833,379
Diluted	71,944,539	62,012,065	65,950,704	67,969,260
Basic earnings (loss) per common share	$(12.16)	$(1.26)	$(10.49)	$2.19

Diluted earnings (loss) per common share	$(12.16)	$(1.26)	$(10.49)	$2.03

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005 and 2004
(Expressed in thousands of United States Dollars)

	2005	2004

	(Unaudited)
Common voting shares
Balance — beginning of period	$104	$106
Issue of common shares	45	—
Repurchase of common shares	—	(3)

Balance — end of period	149	103

Additional paid-in-capital
Balance — beginning of period	1,111,735	1,130,305
Issue of common shares	622,120	5,834
Repurchase of common shares	—	(31,487)
Direct equity offering expenses	(20,423)	—
Compensation recognized under stock option plan	1,244	1,788
Director participation in directors’ share plan	152	—

Balance — end of period	1,714,828	1,106,440

Accumulated other comprehensive income
Balance — beginning of period	55,094	53,731
Net change in unrealized losses on investments	(58,275)	(3,017)
Net change in currency translation adjustments	(51)	14

Balance — end of period	(3,232)	50,728

Retained earnings (deficit)
Balance — beginning of period	585,011	473,563
Net income (loss)	(691,937)	137,856
Repurchase of common shares	—	(33,989)
Dividends on common shares	(473,196)	(71,231)

Balance — end of period	(580,122)	506,199

Total Shareholders’ Equity	$1,131,623	$1,663,470

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Expressed in thousands of United States Dollars)

	2005	2004

	(Unaudited)
Cash flows provided by operating activities:
Net income (loss)	$(691,937)	$137,856
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion (amortization) of premium/ (discount) on fixed maturities	6,584	11,289
Depreciation	1,043	1,436
Compensation recognized under stock option plan	1,244	1,788
Net realized gains on investments	(46,292)	(5,166)
Accretion of Senior Notes	91	90
Change in:
Unearned premium ceded	(29,849)	(29,106)
Premiums and other receivables	(188,689)	(47,979)
Funds withheld	478	(1,198)
Deferred acquisition costs	(12,594)	(10,700)
Reinsurance recoverable	(134,730)	(47,982)
Accrued investment income	2,413	(580)
Other assets	59	2,030
Loss and loss adjustment expense reserves	1,232,500	323,308
Unearned premium	89,971	85,086
Reinsurance balances payable	71,313	50,646
Accounts payable, accrued expenses and other liabilities	(33,238)	885
Net change in currency translation adjustments	(51)	14

Net cash provided by operating activities	268,316	471,717

Cash flows used in investing activities:
Purchases of fixed maturities	(1,373,119)	(1,191,180)
Purchases of equity investments	(81,468)	(6,353)
Purchases of other investments	(10,000)	(20,000)
Proceeds from sale and maturity of fixed maturities	1,442,686	902,973
Proceeds from sale of equity investments	138,003	9,487
Investment of securities lending collateral	(253,308)	(125,908)
Purchases of equipment	(373)	(3,223)

Net cash used in investing activities	(137,579)	(434,204)

Cash flows (used in) provided by financing activities:
Issue of common shares	622,317	5,834
Repurchase of common shares	—	(65,478)
Securities lending collateral received	253,308	125,908
Direct equity offering expenses	(20,423)	—
Dividends paid	(462,123)	(71,755)

Net cash (used in) provided by financing activities	393,079	(5,491)

Increase in cash and cash equivalents	523,816	32,022
Cash and cash equivalents — Beginning of period	110,576	139,587

Cash and cash equivalents — End of period	$634,392	$171,609

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
      Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written and earned premium when the loss event occurs.
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
      Reinsurance recoverable includes balances due from reinsurance contracts for unpaid loss and loss adjustment expenses and reserves for losses not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments, based on reports of actual amounts recoverable by ceding companies or changes in amounts recoverable due to changes in the Company’s estimate for loss and loss adjustment expenses, are recorded in the period in which they are determined.

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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Option Plan. The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation.” Accordingly, the Company recognizes the compensation expense for share option grants based on the fair value of the award on the date of grant. The compensation expense is recognized over the vesting period of each grant, with a corresponding recognition of the equity expected to be issued in additional paid-in capital.
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

Directors Incentive Plan
      The Company’s Board of Directors has approved a non-management directors’ non-mandatory equity plan effective May 20, 2005 (the “Directors Share Plan”). All directors who do not receive compensation for service as an employee of the Company or any of its subsidiaries are eligible to participate in the Directors Share Plan. Eligible directors who elect to participate will have their cash retainer fee reduced and will receive a number of share units of the same dollar value. Share units will comprise a contractual right to receive common voting shares upon termination of service as a director. In addition, while the share units are outstanding, they will be credited with dividend equivalents. Participation elections will be made on an annual basis (from Annual General Meeting to Annual General Meeting) and will remain in effect unless revoked. Revocation will be given effect beginning with the next subsequent Annual General Meeting.

3.	Reinsurance
      During the nine months ended September 30, 2005 and 2004, the Company purchased retrocessional excess of loss protection against large risk losses on the direct insurance and facultative book and against catastrophes on the Company’s overall property writings. In addition, the Company also purchased retrocessional stop-loss protection against losses on the Company’s casualty writings and against the Company’s sabotage and terrorism writings. For certain pro-rata contracts, the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against premiums.
      The earned reinsurance premiums ceded were $90.0 million and $48.6 million for the nine months ended September 30, 2005 and 2004, respectively. Total recoveries netted against loss and loss adjustment expenses were $166.3 million and $49.0 million for the nine months ended September 30, 2005 and 2004, respectively.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers. With respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The amount of losses recoverable ultimately collected is also open to uncertainty as it is dependent upon the ultimate ability and willingness of reinsurers to pay claims which may be affected by factors such as insolvency and contractual disputes amongst other things. The Company records provisions for uncollectible reinsurance recoverable when collection becomes unlikely. There were no such provisions recorded for uncollectible reinsurance recoverable amounts at September 30, 2005 or 2004. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A- or better by A.M. Best. The Company considers reinsurers that are not rated or do not fall within the above rating category on a case-by-case basis.

4.	Investments
      The company previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). On February 3, 2005, the Company sold 1.5 million of its Aspen common shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. On March 29, 2005, the Company sold 0.2 million of its Aspen common shares at $24.00 per common share for total proceeds of $3.9 million, realizing a gain of $1.4 million. On June 29, 2005, the Company sold 1.4 million of its Aspen common shares at $27.36 per common share for total proceeds of $38.3 million, realizing a gain of $17.0 million. On July 28, 2005, the Company sold the remaining 0.9 million of its Aspen common shares at $27.66 per common share for total proceeds of $25.9 million, realizing a gain of $11.7 million.
      On August 2, 2004, the Company invested an aggregate of $20.0 million as part of an investor group which included one of the Company’s major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value of $21.0 million and $20.0 million at September 30, 2005 and 2004, respectively, based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.
      On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail reinsurance risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.0 million at September 30, 2005 using the equity method of accounting. See “Related Party Transactions” for additional details.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company incurred interest expense on the Senior Notes for both of the nine months ended September 30, 2005 and 2004 of $11.5 million and paid interest of $15.3 million and $15.8 million, respectively.

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
      The following table details the Company’s and Montpelier Re’s credit facilities as at September 30, 2005:

	Credit Line	Usage		Expiry Date	Purpose

Secured operational LOC facility
Syndicated facility: Tranche A	$250.0		$52.4	May 2006	General Corporate
Syndicated facility: Tranche B	$225.0		$213.2	Aug. 2010	General Corporate
Bilateral facility A	$100.0	$	Nil	Sept. 2007	General Corporate
      On August 4, 2005, Montpelier Re renewed Tranche A of its syndicated collateralized, 364-day facility in the amount of $250.0 million, in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 2003. On August 4, 2005 Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.
      See “Subsequent Events,” note 13 below, regarding the arrangement of an additional $1.0 billion bilateral facility.
      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the nine months ended September 30, 2005, each of the Company and Montpelier Re was in compliance with all covenants.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Related Party Transactions
      As at September 30, 2005, two of the Company’s directors were employed by White Mountains Insurance Group (“White Mountains”), which beneficially owned 19.1% and 19.5% of the Company at September 30, 2005 and 2004, respectively.
      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average annualized fee of 0.13% and 0.10% for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the Company expensed investment management fees of approximately $2.3 million and $1.7 million, respectively, and recorded an amount payable for these services of $0.9 million and $1.3 million respectively, for the nine months ended September 30, 2005 and 2004.
      The Chairman of the Company’s Finance Committee (the “Chairman”) is a member of the Board of Directors of White Mountains, was also the Principal Executive Officer of White Mountains Advisors LLC and is the general manager or investment manager of various funds which own less than 5% of the Company. He is also the founder and Managing Partner of one of those funds (the “Fund”). During the third quarter of 2005, White Mountains restructured its relationship with the Chairman and the Fund. Pursuant to the revised arrangement, the Chairman and other White Mountains Advisors equity professionals are no longer employed by White Mountains. As members or employees of the Fund they manage White Mountains’ common equity portfolios and, pursuant to an amendment to the Company’s original investment management agreement with White Mountains Advisors LLC, the Company’s public market equity portfolio.
      In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains during the nine months ended September 30, 2005 and 2004. During each of the nine months ended September 30, 2005 and 2004, $1.1 million was received in gross premiums related to these contracts.
      As described in Note 4, Montpelier Re has an investment in Rockridge. Montpelier Re ceded reinsurance premium to Rockridge during the nine months ended September 30, 2005 of $5.3 million, which accounted for 100% of the gross premiums written by Rockridge at September 30, 2005. Montpelier Re’s earnings in the equity of Rockridge are included in comprehensive income. In addition, Montpelier Re has entered into an agreement with West End Capital Management (Bermuda) Ltd., the investment manager of Rockridge, to equally share ceding commissions payable by Rockridge to Montpelier Re on business ceded by Montpelier Re to Rockridge, and the investment management fees payable by Rockridge to West End Capital Management (Bermuda) Ltd. Income related to this agreement was insignificant for the nine months ended September 30, 2005. Montpelier Re did not have a reinsurance recoverable balance due from Rockridge at September 30, 2005.

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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On September 21, 2005 the Company issued 25,850,926 common shares under the Company’s Form S-3 shelf registration statements. The net proceeds to the Company, based upon a price of $24.00 per share, after deducting underwriting discounts and commissions and the estimated expenses of the offering payable by the Company, was approximately $600.0 million.
      On September 26, 2005 the Company filed a universal Shelf Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $1.0 billion of debt, trust preferred and/or equity securities.
      As at September 30, 2005, participating directors in the Directors Share Plan discussed above in Note 2 had received two quarterly allotments of share units, resulting in an increase in additional paid-in capital of $0.2 million.

Warrants
      During the nine months ended September 30, 2005, Bank of America Securities LLC exercised 146,802.6 warrants in exchange for 86,656 common shares, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount.

Dividends
      Quarterly dividends declared on common voting shares and warrants for the nine months ended September 30, 2005 amounted to $0.36 per common voting share and warrant per quarter and were paid on April 15, July 15, 2005 and October 15, 2005. On February 25, 2005, the Company declared a special dividend in the amount of $5.50 per common voting share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005.
      The total amount of dividends paid to holders of our common voting shares and warrants for the nine months ended September 30, 2005 and 2004 was $473.2 million and $71.2 million, respectively.

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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth a breakdown of the Company’s gross premiums written by line of business, by geographic area of risks insured and by broker for the periods indicated ($ in millions):
Gross Premiums Written by Line

	2005

	)
	Three Months Ended September
			30,(1
			2004

Property Specialty	$91.3	31.5%	$73.7	40.0%
Property Catastrophe	149.9	51.6	69.9	37.9
Other Specialty	48.9	16.9	41.1	22.2
Qualifying Quota Share(2)	—	—	(0.2)	(0.1)

Total	$290.1	100.0%	$184.5	100.0%

Gross Premiums Written by Line

	2005

	)
	Nine Months Ended September
			30,(1
			2004

Property Specialty	$309.0	35.4%	$258.0	35.4%
Property Catastrophe	391.6	45.0	310.3	42.6
Other Specialty	170.1	19.5	153.9	21.2
Qualifying Quota Share(2)	1.2	0.1	5.9	0.8

Total	$871.9	100.0%	$728.1	100.0%

(1)	The increase in gross premiums written from 2004 to 2005 is mainly as a result of reinstatement premiums recorded related to the third quarter of 2005 natural catastrophes.

(2)	Not renewed in 2004.
Gross Premiums Written by Geographic Area of Risks Insured

	2005

	Three Months Ended September
	30,

			2004

USA and Canada	$127.8	44.0%	$75.3	40.8%
Worldwide(1)	124.4	42.9	73.4	39.8
United Kingdom and Ireland	9.7	3.3	11.8	6.4
Worldwide, excluding USA and Canada(2)	8.4	2.9	3.5	1.9
Japan	4.1	1.4	5.0	2.7
Western Europe, excluding the United Kingdom and Ireland	3.7	1.3	3.0	1.6
Others (1.5% or less)	12.0	4.2	12.5	6.8

Total	$290.1	100.0%	$184.5	100.0%

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Geographic Area of Risks Insured

	Nine Months Ended September 30,

	2005		2004

USA and Canada	$415.9	47.6%	$317.7	43.6%
Worldwide(1)	292.6	33.6	226.0	31.0
United Kingdom and Ireland	42.2	4.8	47.7	6.6
Japan	33.4	3.8	32.3	4.4
Western Europe, excluding the United Kingdom and Ireland	26.2	3.0	34.7	4.8
Worldwide, excluding USA and Canada(2)	23.3	2.7	27.3	3.8
Others (1.5% or less)	38.3	4.5	42.4	5.8

Total	$871.9	100.0%	$728.1	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.
Gross Premiums Written by Broker

	Three Months Ended September 30,

	2005		2004

Marsh	$101.4	37.5%	$40.0	24.3%
Willis Group	55.7	20.6	26.4	16.1
Aon	43.8	16.2	28.6	17.3
Benfield	35.2	13.0	22.8	13.8
Other brokers	34.3	12.7	47.0	28.5

Total brokers	270.4	100.0%	164.8	100.0%

Direct (no broker)	19.7		19.7

Total	$290.1		$184.5

Gross Premiums Written by Broker

	Nine Months Ended September 30,

	2005		2004

Marsh	$238.5	29.5%	$166.2	24.7%
Aon	159.8	19.7	148.6	22.1
Benfield	152.9	18.9	121.7	18.1
Willis Group	126.9	15.7	94.5	14.0
Other brokers	131.6	16.2	142.0	21.1

Total brokers	809.7	100.0%	673.0	100.0%

Direct (no broker)	62.2		55.1

Total	$871.9		$728.1

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings (Loss) Per Share
      The reconciliation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended
	September 30,

	2005	2004

Basic earnings (loss) per common share:
Net income (loss) available to common shareholders	$(875,148)	$(78,170)
Weighted average common shares outstanding — Basic	71,944,539	62,012,065

Basic earnings (loss) per common share	$(12.16)	$(1.26)

Diluted earnings (loss) per common share:
Net income (loss) available to common shareholders	$(875,148)	$(78,170)
Weighted average common shares outstanding — Basic	71,944,539	62,012,065
Dilutive effect of warrants(1)	—	—
Dilutive effect of share options(1)	—	—
Dilutive effect of share equivalents(1)	—	—

Weighted average common and common equivalent shares outstanding — Diluted	71,944,539	62,012,065

Diluted earnings (loss) per common and common equivalent share	$(12.16)	$(1.26)

Dividends per common share	$0.36	$0.34

(1)	As there is a net loss for both periods, the warrants, share options and share equivalents are anti-dilutive in the amounts of 3,622,777 and 3,861,063 warrants for 2005 and 2004, respectively, 986,102 share options for 2004 and 2,383 share equivalents for 2005.

	Nine Months Ended
	September 30,

	2005	2004

Basic earnings (loss) per common share:
Net income (loss) available to common shareholders	$(691,937)	$137,856
Weighted average common shares outstanding — Basic	65,950,704	62,833,379

Basic earnings (loss) per common share	$(10.49)	$2.19

Diluted earnings (loss) per common share:
Net income (loss) available to common shareholders	$(691,937)	$137,856
Weighted average common shares outstanding — Basic	65,950,704	62,833,379
Dilutive effect of warrants(2)	—	3,978,233
Dilutive effect of share options(2)	—	1,157,648
Dilutive effect of share equivalents(2)	—	—

Weighted average common and common equivalent shares outstanding — Diluted	65,950,704	67,969,260

Diluted earnings (loss) per common and common equivalent share	$(10.49)	$2.03

Dividends per common share	$6.58	$1.02

(2)	As there is a net loss for the nine months ended September 30, 2005, warrants of 3,910,070 and share equivalents of 819 are anti-dilutive.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Concentrations of Credit Risk
      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification. Provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not have an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at September 30, 2005 or 2004. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.
      The Company also underwrites the majority of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company. Concentrations of credit risk with respect to reinsurance balances are as described in Note 3.

Litigation
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at September 30, 2005 or 2004.

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
      All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares, and no awards of SARs or RSUs were made to plan participants. The total number of Performance Share awards outstanding under the LTIP at September 30, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply).
      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based capital. Due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on the Company’s results for the quarter and the year-to-date, the LTIP liability and the LTIP expense is estimated using a 0% harvest ratio. We will reassess the harvest ratio used in the calculation of the LTIP liability at the end of each quarter.

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
      For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 116.4% at December 31, 2004 to 0% at September 30, 2005 due to impact the natural catastrophes which occurred during the third quarter of 2005 on the Company’s results for the quarter and the year-to-date.
      For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 100.0% at December 31, 2004 to 0% at September 30, 2005 due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on the Company’s results for the quarter and the year-to-date.

12.	Statutory Requirements
      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the nine months ended September 30, 2005 and 2004, Montpelier Re satisfied these requirements.
      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.
      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for the nine months ended September 30, 2005 and 2004.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Subsequent Events
      On October 24, 2005, A.M. Best downgraded the financial strength of Montpelier Re from A to A minus. The rating remains on negative watch. The Company and Montpelier Re do not believe that this rating action will have a significant impact on its operations or on its ability to generate premiums. However, in the event that Montpelier Re is downgraded below A minus by Standard &Poors or A.M. Best, Montpelier Re’s ability to write business would be adversely affected. In addition, a downgrade of the Company’s A.M. Best financial strength rating below “B++” would constitute an event of default under the Company’s letter of credit and revolving credit facility with Bank of America, N.A. and a downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with the Company. Either of these events could reduce the Company’s financial flexibility.
      Hurricane Wilma made landfall in Florida on October 24, 2005. The Company estimates the net impact of Hurricane Wilma to be in the range of $75-85 million based on industry losses in the range of $10-12.5 billion, including losses from Mexico, the Caribbean, and Florida. This estimate is based mainly on output from industry and proprietary models and a review of in-force contracts.
      Montpelier Re is currently negotiating a new Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement will be a one year secured facility that allows Montpelier Re to request the issuance of up to $1.0 billion in letters of credit. The agreement’s covenants will be the same as those under the Letter of Credit Facility Agreement for the syndicated collateralized facility. We expect to finalize this agreement within the next 30 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2005 and 2004 and financial condition as at September 30, 2005. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
      This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Application of the Safe Harbor of the Private Securities Litigation Reform Act of 1995” contained in our press release furnished on November 3, 2005 on Form 8-K and “Risk Factors” filed under Item 8.01 on September 27, 2005 on Form 8-K, each with the U.S. Securities and Exchange Commission.
Outlook
      The third quarter of 2005 has turned out to be the most costly quarter ever for catastrophe losses to the insurance and reinsurance industry with aggregate loss estimates from Hurricanes Katrina and Rita, the European Floods and Hurricane Dennis approaching $65 billion. We believe Katrina represents approximately $50 billion of these losses, including approximately $6 billion of offshore and marine losses but excluding the Federal Flood Plan losses. Due to the magnitude of these catastrophes, risk perceptions have changed and we expect one or more of the rating agencies to adjust their capital adequacy models to substantially increase the capital required to support catastrophe writings, which will have a direct effect on required margins and pricing. We believe that demand will increase as primary companies (and reinsurers) attempt to purchase protection to protect against bigger and more frequent loss scenarios in order to maintain ratings. At the same time, we believe that supply is likely to be curtailed as reinsurers are required to retain more capital to write the same level of business. In the upcoming renewal season we expect a reduced supply of traditional retrocession capacity with significantly increased attachment points and costs as well as reductions in the scope of coverage and portfolio classes protected. We expect that this will affect the regular reinsurance market in terms of the capacity it can offer to the direct insurance market and will lead to substantially increased prices.
Results of Operations

For the Three and Nine Months Ended September 30, 2005 and 2004
      Net income decreased by $796.9 million and $829.7 million during the three and nine months ended September 30, 2005 as compared to the same periods in 2004, resulting in an overall net loss for the three and nine months ended September 30, 2005. Net premiums earned increased by 34.0% and 15.9% during the three and nine months ended September 30, 2005 as compared to 2004. These increases were more than offset by increases in loss and loss adjustment expenses attributable to the major natural catastrophes which occurred during the third quarter of 2005. The increase in loss and loss adjustment expenses and related increase in reinstatement premium ceded was partially offset by reinstatement premiums written and a reduction in profit commission and other expenses. The magnitude of the natural catastrophes which occurred during the third quarter of 2005 far exceeded the effect of the natural catastrophes during the third quarter of 2004. At September 30, 2005 we estimated the negative impact on net income related to the 2005 catastrophes to be approximately $972 million compared to $205 million related to the four major U.S. hurricanes and two Japanese typhoons which occurred during the third quarter of 2004.
      In addition, we recorded a favorable overall prior period net loss development in the first nine months of 2005 of $12.4 million compared to a significant overall favorable prior period loss development in the first nine months of 2004 of $80.3 million.

      The following table summarizes our book value per common share as at the periods indicated:

	As at	As at
	September 30, 2005	December 31, 2004

Book value per share(1)	$12.69	$28.20
Fully converted book value per share(2)	$12.69	$26.75

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Fully converted book value per share is a non-GAAP measure based on total shareholders’ equity divided by common shares outstanding of 89,178,490 at September 30, 2005. Warrants outstanding at September 30, 2005 are not included as the exercise price of $16.67 per common share is greater than book value per share. At December 31, 2004 fully converted book value per share is based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants of $157.5 divided by the sum of shares, share equivalents and outstanding warrants (assuming their exercise) of 71,372,892 shares at December 31, 2004. The Company believes that fully converted book value per share more accurately reflects the value attributable to a common share.
      We ended the quarter with a fully converted book value per share (as defined above) of $12.69, a decrease of $14.06 from December 31, 2004. This decrease of 52.6% resulted mainly from the increase in loss and loss adjustment expenses as a result of the major natural catastrophes which occurred during the third quarter of 2005 as well as the payment of a special dividend of $5.50 per common share and warrant paid during the first quarter of 2005 and the payment of our regular ordinary quarterly dividends of $0.36 per common share and warrant for each of the first three quarters. It was favorably impacted by the sale of 25,850,926 common shares on September 15, 2005 at $24.00 per share. We experienced a gain of approximately 1.9% on our investment portfolio including unrealized gains and losses for the nine months ended September 30, 2005.
      The change in fully converted book value per share adjusted for dividends, which is a non-GAAP measure was ($7.48) or (33.3%) for the nine months ended September 30, 2005. It is the internal rate of return of the change in fully converted book value per share from $26.75 at December 31, 2004 to $12.69 at September 30, 2005, giving effect to the ordinary dividend of $0.36 per quarter and the special dividend of $5.50 per common share and warrant declared and paid during the nine months ended September 30, 2005. For these purposes fully converted book value per share assumes that the warrants are not exercised if the book value per share is less than the strike price. The Company believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.
      The Company believes that fully converted book value per share and the change in fully converted book value per share adjusted for dividends are measurements which are important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, these measures may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry. These measures may be incorporated into the formulae applied by our Compensation and Nominating Committee when determining the harvest ratio under our Performance Unit Plan and our Long-Term Incentive Plan.

      The following table summarizes our consolidated financial results for the periods indicated ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net premiums earned	$281.4	$210.0	$688.9	$594.4
Net investment income	20.6	18.0	61.0	49.6
Net realized gains on investments	17.1	2.0	46.4	5.2
Net foreign exchange gains (losses)	(0.8)	1.2	(7.9)	1.2
Loss and loss adjustment expenses	(1,159.4)	(263.4)	(1,320.5)	(349.9)
Acquisition costs	(43.2)	(32.6)	(130.5)	(112.1)
General and administrative expenses	13.3	(8.9)	(17.1)	(37.4)
Financing expense	(4.1)	(4.3)	(12.2)	(12.9)
Income tax expense	—	(0.2)	—	(0.2)

Net income (loss)	$(875.1)	$(78.2)	$(691.9)	$137.9
Basic earnings (loss) per common share	$(12.16)	$(1.26)	$(10.49)	$2.19

Diluted earnings (loss) per common share	$(12.16)	$(1.26)	$(10.49)	$2.03

Gross Premiums Written
      Details of gross premiums written by line of business are provided below ($ in millions):
Gross Premiums Written by Line

	Three Months Ended September 30,

	2005		2004

Property Specialty	$91.3	31.5%	$73.7	40.0%
Property Catastrophe	149.9	51.6	69.9	37.9
Other Specialty	48.9	16.9	41.1	22.2
Qualifying Quota Share(1)	—	—	(0.2)	(0.1)

Total	$290.1	100.0%	$184.5	100.0%

	2005

	Nine Months Ended September
	30,

			2004

Property Specialty	$309.0	35.4%	$258.0	35.4%
Property Catastrophe	391.6	45.0	310.3	42.6
Other Specialty	170.1	19.5	153.9	21.2
Qualifying Quota Share(1)	1.2	0.1	5.9	0.8

Total	$871.9	100.0%	$728.1	100.0%

(1)	Not renewed in 2004.
      The increase in gross premiums written during the three and nine months ended September 30, 2005, as compared to the same periods in 2004 was mainly driven by an increase in reinstatement premium written as a result of the natural catastrophes which occurred during the third quarter of 2005 as compared to 2004. For the three and nine months ended September 30, 2005 we recorded reinstatement premium of $119.9 million and $131.2 million compared to $15.6 million and $17.4 million for the comparative periods in 2004. Excluding the effects of reinstatement premium, gross premium written was $170.2 million and $168.9 million for the quarter ended and $740.8 million and $710.7 million for the nine months ended September 30, 2005 and 2004, respectively. The main driver of the increase in premiums excluding reinstatement premium, as compared to the prior year was a strong U.S. windstorm renewal season in the second quarter of 2005. The largest growth in premium was seen in our property specialty business with more pro-rata business representing much of the increase. This segment represented almost half of our premium for the third quarter of 2005, up from 43% during the same period in 2004. The Property Catastrophe and Other Specialty categories also saw growth from the prior year during the nine months ended September 30, 2005, which was driven by loss-impacted renewals mainly for Florida programs at higher prices and a small number of new contracts with relatively high premiums.
      We do not expect to record a significant amount of reinstatement premium during the fourth quarter of 2005 absent the occurrence of another large catastrophe event. We do not expect to experience a high level of gross premiums written during the fourth quarter of 2005 as traditionally we write the least amount of premiums during the fourth quarter.
      In 2005 our mix of business has also changed modestly as compared to the prior year. While our focus is still predominately short-tail excess of loss business, we are writing an increased amount of property pro-rata business. Additionally, there has been an increase in our writings of casualty business for the nine months ended September 30, 2005. For the three and nine months ended September 30, 2005 casualty business represented approximately 6.2% and 8.8% of our gross premiums written compared to 9.7% and 7.9% for the same periods in 2004. Casualty business is included in the Other Specialty category and includes medical malpractice, specialized errors and omissions business, UK employer’s liability and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis. We estimate that casualty business will account for between 10% and 15% of our gross premiums written during 2005, but this could be affected by premium rate levels.
      As we no longer write QQS business, the QQS gross premiums written in 2005 and 2004 related to adjustments in estimates to the 2003 and 2002 underwriting years, mainly as a result of the movement in foreign exchange rates. As expected, during the second quarter of 2005 we commuted all of the 2002 underwriting year QQS contracts.
      During the second quarter of 2005 we participated in the founding of a new reinsurance vehicle, Rockridge, which was established to invest its assets in a fixed income arbitrage strategy and assume high-layer, short-tail risks principally from Montpelier. This relationship provides us with the capacity to increase gross lines in specific programs where we see favorable underwriting opportunities. We then cede this incremental business to Rockridge and earn fees for the services we provide in underwriting the original business. During the three and nine months ended September 30, 2005, we wrote $1.3 million and $5.3 million of incremental premium which was ceded to Rockridge.
      Our 2005 gross premiums written amount will depend significantly upon the outcome of available opportunities, and, of course, any additional significant loss activity during 2005 giving rise to an increase in reinstatement premiums. We have already exceeded total gross premiums written for the 2004 year and expect a moderate amount of additional gross premiums written to be recorded during the fourth quarter of 2005. As a result of the catastrophes which occurred during the third quarter of 2005 we expect prices to increase during 2006 as discussed above and in the Outlook section.
      While we generally believe that excluding the impact of reinstatement premiums our overall premiums for 2006 will be approximately similar to the level of premiums in 2005, there is increased uncertainty as to our estimation of the level of projected premium. This uncertainty exists due to the expectation of countervailing factors. Downward pressure on premium volume arises from our current level of reduced capital as compared to 2004 to support the assumption of risks and increased rating agency capital adequacy requirements. This will be offset to a degree by expected price increases. Further, we expect a change within our mix of business, including the reduction of our retrocessional and marine business offset by increases in our other lines of business.
      In order to take advantage of opportunities in the retrocessional markets in a capital efficient manner, we are examining a range of possible actions, including the possible use of a fully collateralized unrated vehicle.

This would enable us to take advantage of market opportunities by leveraging our skill set on a separate capital base. We may earn fee income from or make equity investments in such vehicle, or both. The vehicle may assume some or all of our involvement in retrocessional classes, either by way of retrocession or renewal. We understand that a number of other industry participants are also considering establishing new insurance and reinsurance vehicles. This activity may lead to increased competition for qualified staff, making it harder to staff new vehicles and to retain current employees. See “Risks Related to Our Company” in our Form 8-K filed on September 27, 2005 with the U.S. Securities and Exchange Commission.

Reinsurance Premiums Ceded

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Reinsurance premiums ceded	$52.3	$13.6	$123.2	$77.7
      For the three and nine month periods ended September 30, 2005 and 2004, we have purchased reinsurance protecting our direct and assumed reinsurance portfolio against large risk losses on our direct and facultative book and certain catastrophes on our overall property writings. In addition, we also purchased additional catastrophe and sabotage and terrorism retrocessional protection and specific retrocessional coverage on certain contracts. We recorded reinstatement premium related to the 2005 and 2004 catastrophes of approximately $35.0 million and $11.0 million, respectively, during the three months ended September 30, 2005. We also ceded property catastrophe reinsurance to Rockridge as discussed above in the amount of approximately $1.3 million and $5.3 million during the three and nine months ended September 30, 2005 and 2004, respectively. Excluding reinstatement reinsurance premiums ceded related to the catastrophes which occurred during the third quarter of 2005 and 2004, reinsurance premiums ceded for 2005 will be higher than that for 2004. In the fourth quarter and in 2006 we are considering increasing our purchases of outwards reinsurance and expect to increase our ceded reinsurance to Rockridge.

Net Premiums Earned

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net premiums earned	$281.4	$210.0	$689.1	$594.4
      Approximately 16.4% and 26.1% of net premiums earned during the three months ended September 30, 2005 and 2004, respectively, relates to prior underwriting years and the remainder to business written in the respective underwriting year. Approximately 41.6% and 46.5% of net premiums earned during the nine months ended September 30, 2005 and 2004, respectively, relates to prior underwriting years and the remainder to business written in the respective underwriting year. As our gross premiums written has generally leveled off the ratio of net earned premiums related to prior underwriting years has stabilized.
      Net premiums earned increased during the three and nine months ended September 30, 2005 as compared to the same periods in 2004, mainly due to the increase in reinstatement premium as a result of the catastrophes as discussed above. As a result, at the end of 2005 net premiums earned are expected to be higher than those in 2004.

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

      For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Loss ratio	412.0%	125.5%	191.6%	58.8%
Expense ratio	10.7%	19.7%	21.4%	25.2%

Combined ratio	422.7%	145.2%	213.0%	84.0%

      Loss and loss adjustment expenses were $1,159.4 million and $263.4 million for the three months ended September 30, 2005 and 2004, respectively. Loss and loss adjustment expenses were $1,320.5 million and $349.9 million for the nine months ended September 30, 2005 and 2004, respectively. Reinsurance recoveries of $121.9 million and $49.5 million were netted against loss and loss adjustment expenses for the three months ended September 30, 2005 and 2004, respectively. Reinsurance recoveries of $166.3 million and $49.0 million were netted against loss and loss adjustment expenses for the nine months ended September 30, 2005 and 2004, respectively.
      The loss ratios for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 were each greatly impacted by natural catastrophes. The four U.S. hurricanes and the Japanese typhoons in 2004 contributed to a loss ratio of 125.5% for the third quarter of 2004. Hurricanes Katrina and Rita which occurred during the third quarter of 2005 incurred net losses estimated at $1.06 billion of which $916.0 million and $141.0 million relate to Katrina and Rita, respectively, compared with $238 million estimated for the 2004 storms at September 30, 2004. This has resulted in net loss ratios of 412.0% and 191.6% for the three and nine months ended September 30, 2005. Also contributing to the difference in the year-to-date loss ratios was a $12.5 million prior period reserve release in the first nine months of 2005 compared to an $80.3 million release for the first nine months of 2004. During the three and nine months ended September 30, 2005 we recorded $121.9 million and $166.3 million of reinsurance recoverables. Nearly all of the recoverables for the quarter relate to Katrina and Rita, with small adjustments to the 2004 storm recoverables and on the QQS business.
      Our estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. We expect that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory requirements.
      We paid net losses of $68.3 million and $49.4 million for the three months ended September 30, 2005 and 2004, respectively, and $222.7 million and $74.5 million for the nine months ended September 30, 2005 and 2004, respectively. The majority of the increase in paid losses during 2005 as compared to 2004 relates to claim payments for the 2004 catastrophes and the commutation of the underwriting year 2002 QQS contracts. Very little in the way of losses was paid in respect of the 2005 hurricanes in the quarter, but we expect a big increase in paid losses for the fourth quarter compared to the prior year due to these events. Paid losses are also increasing as our book of business is continuing to mature and we are making claim payments related to multiple underwriting years. At September 30, 2005, approximately 68% of our net reserves related to Hurricanes Katrina and Rita.

      The following are our net loss ratios by line of business for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Property Specialty	414.1%	166.4%	152.1%	76.8%
Property Catastrophe	475.1	139.4	267.4	54.2
Other Specialty	242.2	46.7	113.1	45.8
Qualifying Quota Share	(53.6)	(19.7)	157.6	34.2
Overall net loss ratio	412.0%	125.5%	191.6%	58.8%
Overall gross loss ratio	378.9%	135.8%	190.9%	62.0%
      The Property Specialty loss ratio for the three months ended September 30, 2005 was 414%. All of the Property Specialty lines of business suffered large losses from Hurricane Katrina. Hurricane Rita also contributed significant losses to the Property Risk excess of loss book of business. These two events resulted in approximately $260 million of losses for this line of business for the quarter. In addition, Hurricane Dennis and one large fire claim contributed another $15 million to the reserves for this group. The loss ratio for the nine months ended September 30, 2005 was 152%.
      The Property Catastrophe net loss ratio for the three and nine months ended September 30, 2005 was significantly higher than the corresponding periods in 2004 due to the nature of the 2005 natural catastrophes compared with the 2004 storms. The extreme size of the industry loss for Katrina resulted in much more loss to our Retrocessional book of business than from any of the 2004 storms. We also suffered losses to some of the higher layers in our Property Catastrophe book of business that were not affected by any of the 2004 hurricanes.
      The Other Specialty loss ratio for the three and nine months ended September 30, 2005 was negatively impacted by Katrina and Rita losses to our Marine book of business. Marine losses from the two hurricanes contributed 184 points to the loss ratio for the quarter and 66 points to the year-to-date net loss ratio for Other Specialty. Excluding the hurricanes, there were no significant movements in this group of business during the quarter.
      The Qualifying Quota Share loss ratio for the three months ended September 30, 2005 is negative, as the projected ultimate losses decreased during the quarter. This was due to decreases in the projected loss ratios provided by the syndicates. For the nine months ended September 30, 2005, the high loss ratio is a result of a negative impact from foreign currency fluctuations. The 2002 underwriting year QQS contracts were commuted during the second quarter of 2005.
      The following tables set forth a roll-forward of our gross and net loss and loss adjustment expense reserves by line of business from December 31, 2004 to September 30, 2005 ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves

		Change in	Change in	Paid Losses	Estimated
		Prior Years	Prior Years	During the	Ultimate
	Gross	Estimates	Estimates	Nine Months	Losses for the	Gross
	Reserves at	During the	During the	Ended	2005 Year at	Reserves at
	December 31,	First Six Months	Third Quarter	September 30,	September 30,	September 30,
	2004	of 2005	of 2005	2005	2005	2005

Property Specialty	$207.7	$5.4	$1.2	$(98.8)	$444.7	$560.2
Property Catastrophe	156.8	44.6	(3.7)	(93.8)	812.3	916.2
Other Specialty	128.6	(17.9)	(1.9)	(20.5)	195.0	283.3
Qualifying Quota Share	56.4	4.7	(0.9)	(41.2)	3.3	22.3

Total	$549.5	$36.8	$(5.3)	$(254.3)	$1,455.3	$1,782.0

Net Loss and Loss Adjustment Expense Reserves

		Change in	Change in	Paid Losses	Estimated
		Prior Years	Prior Years	During the	Ultimate
	Net	Estimates	Estimates	Nine Months	Losses for the	Net
	Reserves at	During the	During the	Ended	2005 Year at	Reserves at
	December 31,	First Six Months	Third Quarter	September 30,	September 30,	September 30,
	2004	of 2005	of 2005	2005	2005	2005

Property Specialty	$160.8	$(20.3)	$(1.3)	$(80.1)	$389.0	$448.1
Property Catastrophe	117.9	26.4	(3.0)	(85.3)	747.0	803.0
Other Specialty	128.6	(17.9)	(1.9)	(20.6)	193.6	281.8
Qualifying Quota Share	47.5	6.4	(0.8)	(36.7)	3.3	19.7

Total	$454.8	$(5.4)	$(7.0)	$(222.7)	$1,332.9	$1,552.6

      The third quarter of 2005 includes approximately $7.0 million of favorable development of net losses from prior years, decreasing the net loss ratio by 2.5 points. This compares with $22.7 million of net favorable development from prior years for the three months ended September 30, 2004, which benefited the net loss ratio by 10.8 points.
      The first nine months of 2005 includes approximately $12.4 million of favorable development of net losses from prior years, decreasing the net loss ratio by 1.8 points. This compares with $80.3 million of net favorable development from prior years for the nine months ended September 30, 2004, which benefited the net loss ratio by 13.5 points.
      The development during the three and nine months ended September 30, 2005 of losses incurred during prior years primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for prior years decreased by $1.3 million and $21.6 million during the three and nine months ended September 30, 2005, respectively. Our gross estimated ultimate losses increased slightly during the quarter, but this was more than offset by an increase in the ceded losses attributable to the 2004 hurricanes.

•	In the Property Catastrophe category, our estimate of net losses for prior years decreased by $3.0 million during the most recent quarter and increased by $23.4 million during the nine months ended September 30, 2005. The reduction in ultimate losses for the quarter was due mostly to decreases in the estimates for the 2004 hurricanes as well as the California wildfires of 2003.

•	We continued to see low claim frequency in the Other Specialty classes of business during the three and nine months ended September 30, 2005. As this business has matured, we have given more weight to the actual loss experience compared to the initial expected loss ratios in our reserving process. This has resulted in reduced projections for prior accident years and lower selected net loss ratios. The low level of loss development, combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction in ultimate losses of $1.9 million and $19.8 million for prior accident years for the three and nine months ended September 30, 2005.

•	During the three months ended September 30, 2005, we decreased our expected gross losses for QQS business. The decrease was based on lower loss ratio estimates provided by the QQS syndicates. For the nine months ended September 30, 2005 the projected ultimate losses have increased, due mostly to foreign currency fluctuations. As expected, we commuted all of the three 2002 QQS contracts during the second quarter of 2005. Taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, our net projected ultimate losses decreased by $0.8 million and increased by $5.6 million for the three and nine months ended September 30, 2005.
      Other than the matters described above, we did not make any significant changes in the assumptions used in our loss reserving process during the three and nine months ended September 30, 2005. Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.
      At September 30, 2005 we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Policies later in this section.
      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at September 30, 2005 and 2004 was $1,782.0 million and $573.1 million, respectively.
      Management has determined that the best estimate for net loss and loss adjustment expense reserves at September 30, 2005 and 2004 was $1,552.6 million and $517.4 million, respectively.
      The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves as at September 30, 2005

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$420.1	$560.2	$700.3
Property Catastrophe	733.0	916.2	1099.4
Other Specialty	212.5	283.3	354.1
Qualifying Quota Share	19.0	22.3	25.6

Total		$1,782.0

Net Loss and Loss Adjustment Expense Reserves as at September 30, 2005

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$336.1	$448.1	$560.1
Property Catastrophe	642.4	803.0	963.6
Other Specialty	211.3	281.8	352.3
Qualifying Quota Share	16.8	19.7	22.6

Total		$1,552.6

Net Foreign Exchange Gains (Losses)
      Net foreign exchange gains (losses) resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized losses resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gains (losses) during the three and nine months ended September 30, 2005 and 2004 are primarily due to the weakening (strengthening) of the U.S. dollar resulting in losses on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Acquisition costs (including profit commission)	$43.2	$32.6	$130.5	$112.1
General and administrative expenses	$(13.3)	$8.9	$17.1	$37.4
Expense Ratio (including profit commission)	10.7%	19.7%	21.4%	25.2%
Expense Ratio (excluding profit commission)	11.1%	21.2%	20.2%	24.3%
      Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. General and administrative expenses are comprised of fixed expenses which include salaries and benefits, share options office and risk management expenses, and variable expenses which include costs related to our performance unit plan, long-term incentive plan and bonuses. The increase in acquisition costs during the three and nine months ended September 30, 2005 as compared to 2004 is consistent with the increase in gross premiums written as discussed above.
      Profit commission expensed was $(1.2) million and $(3.1) million for the three months ended September 30, 2005 and 2004, respectively, and $8.3 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively. Profit commission was negative during the three months ended September 30, 2005 and 2004 due to the increase in loss and loss adjustment expenses as discussed above. For the year to date profit commission has increased as compared to 2004 due to the distribution of losses across the particular contracts subject to profit commission clauses. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates.
      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Fixed expenses, excluding stock options	$9.6	$9.6	$30.3	$26.1
Current and deferred incentive compensation (reversal)	(22.9)	(1.3)	(14.4)	9.5
Fair value of stock options expense	—	0.6	1.2	1.8

Total General and Administrative expenses	$(13.3)	$8.9	$17.1	$37.4

      Fixed expenses, excluding stock options, are consistent between the three months ended September 30, 2005 and 2004 but are higher for the nine months ended September 30, 2005 as compared to the same period in 2004 mainly as a result of an increase in expenses for professional fees and office expenses, consistent with the increase in staff numbers which occurred later in 2004.
      Current and deferred incentive compensation were reversed for both the three and nine months ended September 30, 2005 as compared to the same periods in 2004. For the three and nine months ended September 30, 2005, the performance unit plan (“PUP”) expense and Long-Term Incentive Plan (“LTIP”) expense included in current and deferred incentive compensation were lower than the same period in 2004 as a result of the effect that the catastrophes which occurred during the third quarter of 2005 had on our results. We have used an estimated harvest ratio of 0% for the 2003-2005, 2004-2006 and 2005-2007 performance periods. In addition, current incentive compensation expense declined for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 due to the reasons described above.
      We anticipate that our general and administrative expense ratio will be lower than 2004 for the reasons discussed above.
      All outstanding share options were converted into restricted and unrestricted common voting shares during the first quarter of 2005 with unvested options expensed at the time of conversion. There will be no additional share options expense for the remainder of 2005.

      On September 30, 2005, participating directors in the directors share plan received their second quarterly allotment of share units for which we incurred an expense of $0.1 million during the quarter and $0.2 million for the year to date.

Net Investment Income

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net investment income	$20.6	$18.0	$61.0	$49.6
Accretion of premium on bonds	$2.0	$3.4	$6.6	$11.3
Investment management, accounting and custodian fees	$1.0	$0.7	$2.4	$1.7
      Investment management fees incurred related to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders, were $0.8 million and $2.1 million, respectively for the three and nine months ended September 30, 2005 and $0.7 million and $1.7 million for the three and nine months ended September 30, 2004. The investment management fees are higher for the three and nine months ended September 30, 2005 due to the greater proportion of equities under management, which attract higher investment management fees and also due to the greater average volume of funds under management. The fees will vary as our mix of investments changes. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party.
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
      Based on the weighted average monthly investments held, and including net unrealized (losses) gains for the three and nine months ended September 30, 2005 and 2004, respectively, the total investment returns were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net investment return	0.7%	1.5%	1.9%	2.0%
Average investment portfolio balance (in millions)	$2,432.9	$2,497.9	$2,463.3	$2,452.3
      In 2005, our investment return decreased compared with the same period in 2004. This is principally a result of the overall market movement in bond prices during each respective period and higher short-term bond yields available during 2005. The size of the investment portfolio and related investment income will be affected by the catastrophes which occurred during the third quarter of 2005 as we will be paying out substantial amounts of claims over the next twelve months.
      Proceeds from sales of available for sale securities for the three months ended September 30, 2005 and 2004 were $409.0 million and $152.1 million, respectively. Gross realized losses during the third quarter of 2005 and 2004 did not include any losses relating to equity securities for declines in value considered to be other than temporary. The aggregate fair value of securities in an unrealized loss position was $2.0 billion and $1.0 billion at September 30, 2005 and 2004, respectively. Of the gross unrealized losses of $31.7 million at September 30, 2005, investments with a market value of $306.0 million, representing gross unrealized losses of $6.0 million, have been in a continuous unrealized loss position for more than 12 months. Of the gross unrealized losses of $6.8 million at September 30, 2004 investments with a market value of $8.6 million, representing gross unrealized losses of $0.1 million, had been in a continuous unrealized loss position for more than 12 months.

      We believe that the gross unrealized losses relating to our fixed maturity investments at September 30, 2005 of $30.0 million resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $1.7 million at September 30, 2005 are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.

Financing Expense

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Fees — letter of credit facilities	$0.2	$0.5	$0.6	$1.4
Interest — Senior Notes	3.9	3.8	11.6	11.5

Total Financing Expense	$4.1	$4.3	$12.2	$12.9

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section below.
      We paid interest expense related to the Senior Notes during both the three months ended September 30, 2005 and 2004 of $7.7 million. We paid interest expense related to the Senior Notes during the nine months ended September 30, 2005 and 2004, of $15.3 million and $15.8 million, respectively.

Net Realized Gains (Losses) on Investments

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net realized gains	$17.1	$2.0	$46.4	$5.2
      Net gains realized resulted from the sale of fixed maturity and equity investments, and in particular, the $11.7 million and $44.6 million in realized gains from the sales of Aspen shares during the three and nine months ended September 30, 2005, respectively.
Financial Condition and Liquidity
      We are a holding company that conducts no operations of our own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004. We have paid dividends for each of the three quarters of 2005 of $0.36 per common voting share and warrant. In addition, on February 25, 2005 we declared a special dividend in the amount of $5.50 per common voting share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005. Any determination to pay future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

Capital Resources
      Our shareholders’ equity at September 30, 2005 was $1,131.6 million, which is net of an accumulated deficit of $580.1 million. Our capital base has decreased by $620.3 million since December 31, 2004, mainly as a result of the net negative impact of the third quarter 2005 natural catastrophes, resulting in a net loss for the year to date, combined with the payment of a special dividend of $387.7 million as discussed above, offset by an increase in capital of approximately $600.0 million during the quarter. Our contractual obligations and commitments are set out below as at September 30, 2005.
Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$370,586	$15,312	$30,625	$30,625	$294,024
Gross Loss and Loss Adjustment Expense Reserves	1,782,041	648,324	857,775	217,790	58,152
Operating leases	39,180	2,046	8,540	8,634	19,960

Total	$2,191,807	$665,682	$896,940	$257,049	$372,136

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
      The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at September 30, 2005. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business, we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expense Reserves section below. These estimated obligations will be funded through existing cash and investments.
      On September 26, 2005 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $1.0 billion of debt, trust preferred and/or equity securities. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.
      On May 26, 2004 our Board of Directors approved a plan to repurchase up to $150.0 million of our common shares from time to time depending on market conditions during a period of up to 24 months. On June 2, 2004, we repurchased 1,263,865 common shares at $34.50 per common share. The purchase price totaled $43.6 million and was funded using existing cash on hand. On August 5, 2004, we repurchased a further 625,000 common shares at $35.00 per common share. The purchase price totaled $21.9 million and was funded using existing cash on hand. No repurchases occurred during the nine months ended September 30, 2005.
      Our Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of our shares owned by him. The plan, which has now been exhausted, covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, options for 10,000 and 90,000 common shares were exercised during the nine months ended September 30, 2005 at exercise prices of $16.67 and $17.50, respectively, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $1.7 million.
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
      In order to take advantage of opportunities in the retrocessional markets in a capital efficient manner, we are examining a range of possible actions, including the possible use of a fully collateralized unrated vehicle. This would enable us to take advantage of market opportunities by leveraging our skill set on a separate capital base. We may earn fee income from or make equity investments in such vehicle, or both. The vehicle may assume some or all of our involvement in retrocessional classes, either by way of retrocession or renewal.
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
      The following table details the Company’s and Montpelier Re’s credit facilities as at September 30, 2005 (in thousands):

	Credit Line	Usage		Expiry Date	Purpose

Syndicated facility — Tranche A	$250,000		$52,393	May 2006	Required security for reinsureds; general corporate purposes
Syndicated facility — Tranche B	$225,000		$213,218	August 2010	Required security for reinsureds; general corporate purposes
Bilateral facility — Total	$100,000	$	Nil	September 2007	General Corporate
      On August 4, 2005, Montpelier Re renewed Tranche A of its syndicated collateralized, 364-day facility in the amount of $250.0 million, in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 2003. On August 4, 2005 Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.
      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the nine months ended September 30, 2005, each of the Company and Montpelier Re was in compliance with all covenants.
      Montpelier Re is currently negotiating a new Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement will be a one year secured facility that allows Montpelier

Re to request the issuance of up to $1.0 billion in letters of credit. The agreement’s covenants will be the same as those under the Letter of Credit Facility Agreement for the syndicated collateralized facility and are described above. We expect to finalize this agreement within the next 30 days.
      We expect these letter of credit facilities to be sufficient to support Montpelier Re’s estimated obligations for the next 12 months in the absence of another very major catastrophe.
      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the nine months ended September 30, 2005 and 2004, Montpelier Re satisfied these requirements.
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
Ratings
      Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. On October 24, 2005, A.M. Best downgraded our financial strength rating from A to A–. The rating remains on negative watch. We do not believe that this rating action will have a significant impact on our operations or on our ability to generate premiums. However, in the event that we are downgraded below A- by Standard & Poor’s or A.M. Best, our ability to write business would be adversely affected. In the normal course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings.
      A downgrade of our A.M. Best financial strength rating below “B++” would constitute an event of default under our letter of credit and revolving credit facility with Bank of America, N.A. and a downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us. Either of these events could reduce our financial flexibility.
      The following are the current financial strength ratings from internationally recognized rating agencies:

Financial
Rating Agency	Strength Rating

Standard & Poors	A-	Strong (Negative outlook)
A.M. Best	A-	Excellent (Negative watch)
Moody’s Investor Services	A3	Good (Negative watch)
      These ratings are not evaluations directed to investors in our securities or a recommendation to buy, sell or hold our securities. Our ratings may be revised or revoked at the sole discretion of the rating agencies.
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

Investments
      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at	As at
	September 30,	December 31,
	2005	2004

Fixed maturities, available for sale, at fair value	$2,295,406	$2,325,273
Equity investments, available for sale, at fair value	111,082	143,435
Other investments, at estimated fair value	31,055	19,373
Cash and cash equivalents, at fair value	634,392	110,576

Total Invested Assets	$3,071,935	$2,598,657

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
      The market value of our portfolio of fixed maturity investments at September 30, 2005 is comprised of the following:

	As at
	September 30, 2005

U.S. government securities	$388,238	16.9%
U.S. government-sponsored enterprises securities	627,594	27.3
Corporate debt securities	684,246	29.8
Mortgage-backed and asset-backed securities	566,103	24.7
Non U.S. government securities	29,225	1.3

Total fixed maturity investments	$2,295,406	100.0%

      All of the fixed maturity investments we currently hold were publicly traded at September 30, 2005. Based on the weighted average monthly investments held, and including net unrealized gains, our total return on investments for the nine months ended September 30, 2005 was 1.9%. The average duration of our fixed maturity portfolio was 1.7 years and the average rating of the portfolio was AA at September 30, 2005. If the right conditions arise in 2005 and 2006, we may deploy further capital in strategic investments or investment classes other than existing classes.
      We previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). On February 3, 2005, we sold 1.5 million of our Aspen common shares at $24.80 per common share for total proceeds of $37.2 million, realizing a gain of $14.4 million. On March 29, 2005, we sold 0.2 million of our Aspen common shares at $24.00 per common share for total proceeds of $3.9 million, realizing a gain of $1.4 million. On June 29, 2005, we sold 1.4 million of our Aspen common shares at $27.36 per common share for total proceeds of $38.3 million, realizing a gain of $17.0 million. On July 28, 2005, we sold our remaining 0.9 million Aspen common shares at $27.66 per common share for total proceeds of $25.9 million, realizing a gain of $11.7 million.
      On August 2, 2004, we invested an aggregate of $20.0 million as part of an investor group, which included one of our major shareholders, acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at September 30, 2005 of $21.0 million based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.
      On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.0 million at September 30, 2005 using the equity method of accounting. We are actively pursuing non-traditional approaches to partner with capital providers to enable them to assume insurance risk.
Loss and Loss Adjustment Expense Reserves
      As described in the Summary of Critical Accounting Estimates later in this section, for most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the loss and loss adjustment expense reserves. Due to the short-tail nature of our business, generally we expect that the majority of our losses will be paid relatively quickly. However, this can be affected by such factors as the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers. Accordingly, it is necessary to estimate, as part of the loss and loss adjustment expense reserve, an amount for losses incurred but not reported (“IBNR”). Net loss and loss adjustment expense reserves at September 30, 2005 were $1,552.6 million, $1,284.9 million of which was IBNR.
      We are required to make significant assumptions when establishing loss reserves. For additional information concerning loss and loss adjustment expenses see the Summary of Critical Accounting Estimates later in this section.
Cash Flows
      In the nine months ended September 30, 2005, we generated an operating net cash inflow of $268.3 million, primarily relating to premiums received by Montpelier Re net of acquisition costs. We paid net losses of $222.7 million and received a net amount of $116.1 million from investments during the nine months ended September 30, 2005. As at September 30, 2005 we had a cash balance of $634.4 million. Net cash provided by operating activities has resulted from premiums received and sales of certain of our fixed maturities.
      Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments. In addition, we will also receive cash as a result of capital raising efforts from time to time.
      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and future authorized share repurchases. Excluding reinstatement reinsurance premiums ceded related to the catastrophes which occurred during the third quarters of 2005 and 2004, we anticipate that reinsurance premiums ceded for the 2005 year will be higher than in 2004 and, in addition, we are considering increasing our purchases of outwards reinsurance for the remainder of 2005 and in 2006.
      Our cash flows from operations represent the difference between premiums collected and investment earnings realized, loss and loss adjustment expenses paid, underwriting and other expenses paid and investment gains realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested substantially all cash flows not required for operating purposes but have also paid out dividends to our shareholders and repurchased common shares.
      We have written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both our results and our operational cash flows. The potential for large claims or a series of claims under one or more of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the large catastrophes that occurred during the third quarter of 2005, we anticipate significant amounts of payments for loss and loss adjustment expenses to be made over the next twelve months.
      In addition to relying on premiums received and investment income from our investment portfolio, we intend to meet these cash flow demands by carrying a substantial amount of short and medium term investments that would mature, or possibly be sold, prior to the settlement of our expected liabilities. No assurance can be given, however, that we will successfully match the structure of Montpelier Re’s investments with its liabilities. If our calculations with respect to liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss. As we recently raised $600.0 million in additional capital, even given the large catastrophes that occurred during the third quarter of 2005 which will result in large payments for loss and loss adjustment expenses, at this point we do not anticipate having to liquidate any investments prior to maturity.
      The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $3,071.9 million as of September 30, 2005, compared to $2,598.7 million at December 31, 2004. The primary cause of this increase was the receipt of approximately $600.0 million due to the issuance of 25,850,926 common shares, the receipt of $526.6 million in premiums net of acquisition costs and net investment income of $61.0 million, offset by the payment of a special dividend of $387.7 million, the payment of regular dividends of $85.5 million, the payment of claims of $222.7 million and the increase in net unrealized losses on investments of $36.6 million.
      For the period from inception until September 30, 2005, we have had sufficient cash flow from operations to meet our liquidity requirements. We have generated cash flows from operations since our inception significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned capital to shareholders in the form of dividends or share repurchases under certain circumstances. As discussed above, we returned $387.7 million of capital to shareholders and warrant holders by way of a special dividend during the first quarter of 2005. We may take additional capital management measures in the future.
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
      Loss reserve calculations for insurance business are not precise in that they deal with the inherent uncertainty of future contingent events. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation. These estimates and judgments are based on numerous factors, and may be revised as additional experience or other data becomes available and reviewed, as new or improved methodologies are developed or as current laws change.
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
      As a result of the time lag described above, we must estimate IBNR reserves, which consist of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. Because of the degree of reliance that we necessarily place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of much of the business that we underwrite, and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgment and therefore uncertain. During the loss settlement period, which may be years in duration, additional facts regarding individual claims and trends often will become known, and current laws and case law may change.
      Estimating loss reserves for our small book of longer tail casualty reinsurance business, which can be either on an excess of loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to much longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as these factors become apparent, reserves will be adjusted. There is also the potential for the emergence of new classes of losses or types of losses within the casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At September 30, 2005, management has estimated gross loss and loss adjustment expense reserves related to our casualty business of $121.7 million.
      Since we rely on estimates of paid losses, case reserves, and IBNR provided by ceding companies in order to assist us in estimating our own loss and loss adjustment expense reserves, we maintain certain procedures in order to mitigate the risk that such information is incomplete or inaccurate. At least monthly, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. On a timely basis management takes appropriate follow-up action as required, which may include requests for supplemental information or analysis and, in certain cases, ceding company audits conducted by our own staff or by third parties as appropriate. In our short history, disputes with ceding companies have been extremely rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions. Following Hurricane Katrina, disputes with ceding companies over policy terms are expected to increase.
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
      Due to these factors, we do not normally expect to experience significant claims processing back-logs. Following a major catastrophic event, claims processing backlogs may occur. At September 30, 2005, we did not have a significant back-log in either our insurance or reinsurance claims processing.
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
      Following a major catastrophic event, such as Hurricane Katrina, the possibility of future litigation or legislative change that may impact interpretation of policy terms further increases the degree of uncertainty in the reserving process.

      The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in loss and loss adjustment expenses significantly greater or less than the reserves provided. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. We expect volatility in our results in periods that significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.
      Management believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that actual losses will not exceed our total reserves. Loss and loss adjustment expense reserve estimates and the methodology of estimating such reserves are regularly reviewed and updated as new information becomes known to us. Any resulting adjustments are reflected in income in the period in which they become known.
      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at September 30, 2005 was $1,782.0 million. Of this estimate $47.1 million relates to our insurance business and $1,734.9 million relates to our reinsurance business. Management’s best estimate of a range of likely outcomes around this estimate is between $1,384.6 million and $2,179.4 million. For additional information concerning our loss and loss adjustment expense reserves, see Loss and Loss Adjustment Expenses above.
      The following table sets forth a breakdown between case reserves and IBNR by line of business at September 30, 2005 ($ in thousands):

			Gross Loss and
		Gross Case	Loss Adjustment
	Gross IBNR	Reserves at	Expense Reserves
	at September 30,	September 30,	at September 30,
	2005	2005	2005

Property Specialty	$388,239	$171,962	$560,201
Property Catastrophe	809,589	106,667	916,256
Other Specialty	254,579	28,697	283,276
Qualifying Quota Share	14,920	7,388	22,308

Total	$1,467,327	$314,714	$1,782,041

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
      Where contract terms on excess of loss contracts require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written and earned premiums when the loss event occurs. We accrue reinstatement premiums based on case reserves reported by ceding companies and on management’s best estimate of IBNR reserves as described above under “Loss and Loss Adjustment Expense Reserves” when the IBNR reserves can be identified on an individual contract basis. Generally pro-rata contracts do not contain provisions for the reinstatement of coverage.
      Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, the timeliness of cedants’ past payments and the status of current balances owing. In addition, management may also review the financial statements of ceding companies. Based on this assessment, management believes that as at September 30, 2005 no provision for doubtful accounts is necessary.
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
      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. The total number of Performance Share awards outstanding under the LTIP at September 30, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on our results for the quarter and the year-to-date, we are estimating the LTIP liability and the LTIP expense using a 0% harvest ratio at September 30, 2005. We will reassess the harvest ratio used in the calculation of the LTIP liability at the end of each quarter.

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
      For the 2003-2005 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 116.2% at June 30, 2005 to 0% at September 30, 2005 due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on our results for the quarter and the year-to-date.
      For the 2004-2006 cycle, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio from 71.5% at June 30, 2005 to 0% at September 30, 2005 due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on our results for the quarter and the year-to-date.
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
      As of September 30, 2005, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 1.7% or approximately $44.0 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.6% or approximately $42.5 million.
      As of September, 2005, we held $1,159.8 million, or 38.8% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.
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
      Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At September 30, 2005 and 2004, we did not have any outstanding forward foreign currency exchange contracts.
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
      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. All of our fixed maturity investments were publicly traded at September 30, 2005 and 98.8% were investment grade. All of our fixed maturity investments were publicly traded and 99.9% were investment grade at September 30, 2004.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      We have established disclosure controls and procedures designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of management and the Board of Directors. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of September 30, 2005 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls
      During the quarter ended September 30, 2005, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      There were no stock repurchases for the nine months ended September 30, 2005.

(d)
			(c)	Approximate Dollar
	(a)	(b)	Total Number of Shares	Value of Shares that
	Total Number	Average Price	Purchased as Part of	May Yet Be
	of Shares	Paid Per	Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)

July 1, 2005 through July 31, 2005	—	$—	—	$84,521,657
August 1, 2005 through August 31, 2005	—	—	—	—
September 1, 2005 through September 30, 2005	—	—	—	—

Total	—	$—	—	$84,521,657

(1)	On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.12	Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).
10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).
10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).
10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor, incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005.
10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

Exhibit
Number	Description of Document

31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montpelier Re Holdings Ltd.
(Registrant)

By:	/s/ Anthony Taylor

Name: Anthony Taylor

Title:	Chairman, President and Chief Executive Officer
November 9, 2005

Date

By:	/s/ Kernan V. Oberting

Name: Kernan V. Oberting

Title:	Chief Financial Officer
November 9, 2005

Date