Form 10-K
period 2005-12-31
MONTPELIER RE HOLDINGS LTD
filed 2006-03-14
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.    Yes ☐         No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☑                  Accelerated filer    ☐                  Non-accelerated filer    ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of March 10, 2006, the Registrant had 89,178,490 common voting shares outstanding, with a par value of 1/6 cent per share.
     The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2005 was $1,804,627,082 based on the closing sale price of the common shares on the New York Stock Exchange on that date.
Documents Incorporated by Reference
     Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 23, 2006 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MONTPELIER RE HOLDINGS LTD.

PART I
Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995.
      This Form 10-K contains, and Montpelier Re Holdings Ltd. (the “Company”) may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.
      Important events and uncertainties that could cause the actual results, future dividends or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting the Company’s common share price; our short operating and trading history; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedants and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including Hurricanes Katrina, Rita and Wilma; evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma; the effectiveness of our loss limitation methods; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the total industry losses resulting from Hurricanes Katrina, Rita and Wilma; the actual number of our insureds incurring losses from these storms; the limited actual loss reports received from our insureds to date; the impact of these storms on our reinsurers; the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers; the overall level of competition, and the related demand and supply dynamics, in our markets relating to growing capital levels in the reinsurance industry, declining demand due to, among other things, increased retentions by cedants, and other factors; market acceptance of the underwriting capacity of Blue Ocean Reinsurance Ltd. without a financial strength rating from an independent rating agency; the impact of terrorist activities on the economy; and rating agency policies and practices. The Company’s forward-looking statements concerning market fundamentals could be affected by changes in demand, pricing and policy term trends and competition. These and other events that could cause actual results to differ are discussed in detail in “Risk Factors” contained in Item 1A of this filing.
      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.

Item 1.	Business
General
      The Company was incorporated under the laws of Bermuda on November 14, 2001. The Company, through its principal operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a provider of global property and casualty reinsurance and insurance products. On July 23, 2004, the Company incorporated Montpelier Agency Ltd. (“MAL”), another wholly-owned subsidiary, to provide insurance management services. Montpelier Re has two wholly-owned subsidiaries: Montpelier Marketing Services (UK) Limited

(“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001 and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, was the registered holder of certain types of securities, including United States equity securities. On February 1, 2005, all securities held by MHB were transferred to the Montpelier Re investment portfolio. Loudoun Re (“Loudoun”) is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun through the issuance of a surplus note. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46”), Loudoun is consolidated into the financial statements of Montpelier Re. In addition, on December 30, 2005, Montpelier Re invested in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is incorporated in Bermuda and is registered as a Class 3 insurer formed to write property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at December 31, 2005, Montpelier Re beneficially owned 1,065,990 shares, or 49% of Blue Ocean’s outstanding common shares and 34% of the preferred shares. Blue Ocean is considered a “variable interest entity” (“VIE”) as defined by FIN 46. Montpelier Re has been determined to be the primary beneficiary and, as a result, Blue Ocean is consolidated into the financial statements of the Company. However, future revisions to Blue Ocean’s capital structure and/or operating agreements may lead to different conclusions regarding consolidation in future periods.
      Montpelier Re has assembled a senior management team with significant industry expertise and longstanding industry relationships. We seek to identify attractive reinsurance and insurance opportunities by capitalizing on our management’s underwriting experience, using catastrophe modeling software and our proprietary risk pricing and capital allocation models. For the year ended December 31, 2005, we underwrote $978.7 million in gross premiums written, which was spread between various classes of business and geographic areas. We have well-established market relationships with insurance and reinsurance affiliates of the world’s top insurance brokers including Marsh & McLennan Companies Inc. (“Marsh”), Aon Corporation (“Aon”), Benfield plc (“Benfield”) and Willis Group Holdings Ltd. (“Willis”), among others.
      We write the following three lines of business: property specialty, property catastrophe and other specialty. These categories are described below:

•	The property specialty category includes risk excess of loss, property pro-rata and direct insurance and facultative reinsurance business.

•	Property catastrophe reinsurance contracts are typically “all risk” in nature and provide protection against losses from earthquakes and hurricanes, as well as other natural or man-made catastrophes such as floods, tornadoes, fires and storms. The property catastrophe category also includes property catastrophe retrocessional contracts, which are reinsurance protections of other reinsurers, also called retrocedants. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Commencing in 2006 Blue Ocean is intended to be the vehicle in which property catastrophe retrocessional business is written. Under the underwriting agreement Blue Ocean Re has entered into with MAL, we have agreed that we will not write certain subject property catastrophe retrocessional business.

•	Our other specialty category includes aviation, marine, personal accident catastrophe, workers compensation catastrophe, terrorism, other casualty and other reinsurance business. Commencing in 2006, we plan on exiting or significantly reducing our catastrophe-exposed offshore marine class of business.
      We also participated in three QQS arrangements for the 2002 and 2003 underwriting years that were whole account quota share reinsurance contracts of certain Lloyd’s syndicates. We do not anticipate participating in any QQS contracts at this time.
      We will pursue other opportunities in the upcoming year as they arise.

Segment Information
      Management has determined that the Company operates through two business segments, Rated Reinsurance and Insurance business and Collateralized Property Catastrophe Retrocessional business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re provides collateralized property catastrophe retrocessional coverage to other reinsurance companies. Blue Ocean did not underwrite any policies in 2005. Accordingly, separate income statement segment results are not presented as they are not meaningful.
      The following table summarizes the identifiable assets at December 31, 2005:

(In thousands of
U.S dollars)
Rated Reinsurance and Insurance business	$3,759,653
Collateralized Property Catastrophe Retrocession business	300,053

Total	$4,059,706

Corporate Strategy
      We aim to maximize long-term growth in value per share by pursuing the following strategies:
      Maintain a Strong Balance Sheet. We focus on generating underwriting profits while maintaining a strong balance sheet. We aim to manage our capital relative to our risk exposure in an effort to maximize sustainable long-term growth in value per share. Our capital management strategy emphasizes the appropriate use of leverage (borrowings) to augment capital when it can be fully and profitably used to support our underwriting. Also, as part of our capital management strategy, if we have idle or excess capital, we may reduce leverage and consider dividends and share repurchases to return capital to our shareholders.
      Enhance Our Lead Position With Brokers and Cedants. We often take a lead position in underwriting treaties. Doing so enhances our access to superior business. Through the use of sophisticated underwriting tools, our underwriters seek to identify those exposures which meet our objectives in terms of return on capital and underwriting criteria. By leading reinsurance programs, we believe our underwriters attract, and can selectively write, exposures from a broad range of business in the marketplace.
      Combine Subjective Underwriting Methods With Objective Modeling Tools. We intend to exploit pricing inefficiencies that may exist in the market from time to time. To achieve this, we disseminate market information to our entire underwriting team and facilitate personal contact among all underwriters. Generally, our underwriters use sophisticated property risk modeling tools, both proprietary and third party, together with their market knowledge and judgment, and seek to achieve the highest available price per unit of risk assumed by our portfolio.
      Develop and Maintain a Balanced Portfolio of Reinsurance Risks. We aim to maintain a balanced portfolio of primarily property related risks, diversified by class, product, geography and marketing source. We actively seek to grow income in classes experiencing attractive conditions and avoid classes suffering from intense price competition or poor fundamentals. Our approach to new business is flexible and dynamic because we have a centralized underwriting team in Bermuda, as opposed to a decentralized structure that might encourage writings in particular geographic areas or product classes in order to justify previous commitments. We underwrite a variety of different products, and seek to avoid a focus on any particular region or class of business. We employ risk management techniques to monitor correlation risk and seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We utilize industry modeling tools to stress test the portfolio by simulating large loss events. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value.
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
Reinsurance and Insurance Products
      General. The majority of the reinsurance products we seek to write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedant. Accordingly, we review and analyze the cedant’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. We also write direct insurance and facultative reinsurance contracts where we reinsure individual risks on a case-by-case basis.
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
      Premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premium written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property specialty and other specialty lines are written throughout the year. Written premiums are generally lower during the fourth quarter of the year. For pro-rata contracts and excess of loss contracts where no deposit premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Earned premiums do not necessarily follow the written premium pattern as certain premiums written are earned ratably over the contract term, which is ordinarily twelve months, although many pro-rata contracts are written on a risks attaching basis and are generally earned over a 24 month period which is the risk period of the underlying (12 month) policies. Premiums are generally due in installments.
      We believe our most significant opportunities are in the short-tail property exposed business and in our specialty lines. Details of gross premiums written by line of business are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
      We also write direct insurance and facultative reinsurance coverage on commercial property risks where we assume all or part of a risk under a single insurance contract. We generally write such coverage on an excess of loss basis. Facultative reinsurance is normally purchased by clients where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties, or for unusual risks. For 2006 we will attempt to reduce our catastrophe exposure on direct and facultative treaty contracts through changes in policy terms and conditions.
      We also write property pro-rata reinsurance contracts which are reinsurances of individual property risks written on a proportional basis rather than on an excess of loss basis.
      Property Catastrophe. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war, nuclear contamination and terrorism, are almost always excluded, partially or wholly, from these contracts.
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
      To a lesser extent we also write retrocessional coverage contracts, which provide reinsurance protection to other reinsurers, also called retrocedants. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts typically carry a higher degree of volatility than reinsurance contracts as they protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received directly from primary companies. Furthermore, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant may alter their book of business after retrocessional coverage has been bound. As noted above, commencing in 2006 Blue Ocean Re is intended to be the vehicle in which this business is written. Under the underwriting agreement Blue Ocean has entered into with MAL we have agreed that we will not write certain subject property catastrophe retrocessional business.
      Other Specialty. We also write specialty risks such as aviation liability, aviation war, marine, personal accident catastrophe, worker’s compensation, terrorism, other casualty and other reinsurance business. We have agreements with the Overseas Private Investment Corporation (“OPIC”) to underwrite stand-alone terrorism insurance products, however, we have not yet written any business under these agreements. We aim to control our risk by writing predominantly short-tail lines of business. Aviation contracts are primarily written on a retrocessional excess of loss basis. As for terrorism, a limited number of direct risks, reinsurance treaties and national pools are written as well. Commencing in 2006 we plan on exiting or significantly reducing our catastrophe-exposed offshore marine class of business.
      Our casualty portfolio of risks focuses on selected classes, with an initial emphasis on casualty clash excess of loss reinsurance business. Under a casualty clash reinsurance agreement, the ceding insurer retains an amount which is generally higher than the limit on any one reinsured policy. Thus, two or more coverages or policies issued by the ceding insurer generally must be involved in a loss for coverage to apply under the reinsurance agreement. In addition, we also write U.K. employers liability coverage and excess auto liability coverage in the U.S. In 2005, we also wrote professional indemnity casualty reinsurance, predominantly medical malpractice and errors and omissions business, on an excess of loss basis. We do not anticipate writing U.K. employers liability coverage in 2006.
      Coverage for worker’s compensation and personal accident catastrophe contracts are generally written to respond to losses in which a minimum of ten insured persons are involved in the same event. This business is generally written to provide coverage on a world wide basis and we tend to attach at the upper layers of reinsurance programs.
      Nearly all of the reinsurance and insurance contracts that we write do not provide coverage for losses arising from acts of terrorism caused by nuclear, biological or chemical attack. With respect to personal lines risks, losses arising from acts of terrorism occasioned by causes other than nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis, for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others or where an act of terrorism does not meet the definition of “act of terrorism” set forth in the Terrorism Risk Insurance Act of 2002. The Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law establishes a federal assistance program to help the commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The law has been extended and now expires on December 31, 2007. We have written a number of insurance and reinsurance contracts providing coverage solely for losses arising from acts of terrorism. We have done so only in instances where we believe we were able to obtain pricing that adequately covers our exposure. These contracts nearly always exclude coverage protecting against nuclear, biological or chemical attack.
      We pursue specialty reinsurance on a disciplined and opportunistic basis. We target short-tail lines of business, often with low frequency, high severity profiles similar to catastrophe business. We also seek to manage the correlations of this business with property catastrophe through the use of CATM, our proprietary modeling system.
      Qualifying Quota Share. Previously, we provided whole account quota share reinsurance, or QQS reinsurance, to three Lloyd’s syndicates for the 2002 and 2003 underwriting years. We do not anticipate writing any additional QQS contracts at this time. We have commuted the 2002 underwriting year contracts and expect to commute the 2003 underwriting contracts during the first or second quarter of 2006.
Ratings
      Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. On October 24, 2005, A.M. Best downgraded our financial strength rating from A to A- and placed it under review with negative implications. On December 7, 2005 the rating was removed from review and placed on negative outlook. On November 10, 2005, Moody’s Investor Services downgraded our financial strength rating from A3 to Baa1. We do not believe that these rating actions have had or will have a significant impact on our operations or on our ability to generate premiums. However, in the event that we are downgraded below A- by Standard & Poor’s or A.M. Best, we believe our ability to write business would be adversely affected. In the normal course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings.
      A downgrade of our A.M. Best financial strength rating below B++ would constitute an event of default under our letter of credit and revolving credit facility with Bank of America, N.A. and a downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us. Either of these events could reduce our financial flexibility.

      The following are the current financial strength ratings from internationally recognized rating agencies:

Financial
Rating Agency	Strength Rating

Standard & Poors	A-	Strong (Negative outlook)
A.M. Best	A-	Excellent (Negative outlook)
Moody’s Investor Services	Baa1	Adequate (Outlook stable)
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
Geographic Breakdown
      Since inception we have sought to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. The spread of these exposures is also a function of market conditions and opportunities. The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured ($ in millions):
Gross Premiums Written by Geographic Area of Risks Insured

	Years Ended December 31,

	2005		2004		2003

USA and Canada	$460.5	47.0%	$375.6	44.9%	$381.8	47.1%
Worldwide(1)	332.4	34.0	249.7	29.8	227.6	28.1
United Kingdom and Ireland	50.8	5.2	58.9	7.0	50.4	6.2
Japan	37.3	3.8	36.5	4.4	32.8	4.1
Western Europe, excluding the United Kingdom and Ireland	28.1	2.9	36.1	4.3	35.3	4.4
Worldwide, excluding USA and Canada(2)	23.4	2.4	29.9	3.6	35.8	4.4
Others (1.5% or less)	46.2	4.7	50.3	6.0	46.0	5.7

Total	$978.7	100.0%	$837.0	100.0%	$809.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.
Retrocessions
      In 2005, 2004 and 2003, we purchased reinsurance protecting our direct and assumed reinsurance portfolio against large risk losses on our direct and facultative book and certain catastrophes on our overall property writings. In addition, we also purchased additional catastrophe and sabotage and terrorism retrocessional protection and specific retrocessional coverage on certain contracts during 2005. We also ceded property catastrophe reinsurance to Rockridge Reinsurance Ltd. (“Rockridge”). During 2005 we purchased Industry Loss Warranty reinsurance protections. In the fourth quarter of 2005 we also purchased quota share protection on the property catastrophe excess of loss book. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against gross premiums written.
      In addition to the reinsurance protection described above, effective December 30, 2005 we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. We acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches, each of which matures January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction.
Underwriting Risk Management
      We limit the amount of potential loss that may arise from a single catastrophic event. We also manage our exposure against clash and correlation among risks.
      Our underwriting team is led by our President and Chief Executive Officer, Anthony Taylor, Montpelier Re’s Chief Underwriting Officer, C. Russell Fletcher III and Montpelier Re’s Chief Risk Officer, Chris Harris. We underwrite to specific disciplines as set out by the Chief Underwriting Officer and approved by the Underwriting Committee of the Board of Directors, with the aim of maintaining the following principles:

•	Only accept risks with an acceptable return on allocated capital;

•	On excess of loss contracts, generally assume business with an attachment point above the expected level of attritional losses, thereby covering infrequent large losses;

•	Limit the scope of coverage on regular property classes to “traditional perils” and generally exclude perils or causes of loss that are difficult to measure such as cyber risks, pollution and nuclear, biological and chemical acts of terrorism;

•	Entertain difficult risks such as terrorism but only on a specific basis whereby exposures are carefully controlled through limits, terms and conditions and are appropriately priced;

•	Generally exclude “single risk” exposure from catastrophe and retrocessional business; and

•	Use risk assessment models from providers such as AIR Worldwide Corporation (“AIR”), EQECAT, Inc. (“EQE”) and Risk Management Solutions, Inc. (“RMS”) as well as our proprietary technology, CATM, to assist in the underwriting process and the quantification of our catastrophe aggregate exposures.
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
      We have developed a sophisticated modeling tool to analyze and manage the reinsurance exposures we assume from cedants, called CATM. This proprietary computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM comprises risk assessment tools, exposure databases and intelligent systems, and assists us in pricing contracts according to actual exposures and estimate the amount of loss and volatility associated with the contracts we assume.
      CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors such as AIR, EQE and RMS. In addition, CATM serves as an important component of our dynamic financial analysis model which we use as a guide in managing our exposure to liability, asset and business risk.
      Historically, one reinsurer acted as the “lead” underwriter in negotiating principal policy terms and pricing of reinsurance contracts with a reinsurance broker. In the current environment, a consensus of price and terms is produced from a limited group of reinsurers, of which we are frequently a part. We believe that our financial strength and the experience and reputation of our underwriters permits us to be a part of this limited group of reinsurers in underwriting many of our reinsurance contracts. We believe that being a part of this group will be an important factor in achieving longer-term success because we believe that this limited group of underwriters generally has greater influence in negotiation of policy terms, attachment points and premium rates than following reinsurers. In addition, we believe that reinsurers that are a part of this limited group are generally solicited for a broader range of business than other reinsurers and have greater access to preferred risks.
Marketing
      Business is produced through brokers and reinsurance intermediaries and, to a lesser extent, directly from cedants. We seek to establish an identity with brokers and ceding companies by providing: (1) prompt and responsive service on underwriting submissions; (2) innovative and customized insurance and reinsurance solutions to clients; and (3) timely payment of claims. Our objective is to build long-term relationships with brokers and ceding companies and provide financial strength and security. We expect to support the existing market as we build our reputation and brand. All brokerage transactions are entered into on an arm’s length basis. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.
      The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):
Gross Premiums Written by Broker

	Years Ended December 31,

	2005		2004		2003

Marsh	$272.8	30.3%	$188.7	24.8%	$204.7	28.1%
Benfield(1)	170.7	19.0	133.9	17.6	147.1	20.2
Aon	168.5	18.7	166.9	21.9	145.9	20.0
Willis Group(1)	134.7	15.0	104.1	13.7	120.9	16.6
Other brokers	153.0	17.0	167.2	22.0	110.1	15.1

Total brokers	899.7	100.0%	760.8	100.0%	728.7	100.0%

Direct (no broker)	79.0		76.2		81.0

Total	$978.7		$837.0		$809.7

(1)	Includes QQS gross premiums written.
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
Loss and Loss Adjustment Expense Reserves
      We maintain loss and loss adjustment expense reserves to cover our estimated liability for both reported and unreported claims. We utilize a reserving methodology that calculates a point estimate for our ultimate losses, and we then develop a range around our point estimate. The point estimate represents management’s best estimate of ultimate loss and loss adjustment expenses. Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.
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

      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets ($ in thousands):

	As at December 31,

	2005	2004

Fixed maturities, available for sale, at fair value	$2,307,054	$2,325,273
Equity investments, available for sale, at fair value	113,553	143,435
Other investments, at estimated fair value	31,569	19,373
Cash and cash equivalents, at fair value	450,146	110,576

Total Invested Assets	$2,902,322	$2,598,657

      At December 31, 2005, our portfolio of fixed maturity investments comprised U.S. government securities (12.9%), U.S. government-sponsored enterprises securities (25.9%), Non U.S. government securities (1.2%), corporate debt securities (32.6%) and mortgage-backed and asset-backed securities (27.4%). All of our fixed maturity investments were publicly traded at December 31, 2005 and 98.9% were investment grade. The average duration of the fixed maturity portfolio was 1.9 years and the average rating of the portfolio was AA at December 31, 2005. The Company did not have an aggregate investment in a single entity other than U.S. government securities and U.S. government-sponsored enterprises securities in excess of 10% of the Company’s shareholders’ equity at December 31, 2005. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company does face credit risk in respect of these holdings. We also hold a modest portfolio of publicly traded equity securities.
      In determining our investment portfolio allocation among different classes of securities, we consider the potential impact of various catastrophic events on our insurance and reinsurance portfolio and the corresponding liquidity needs. We take into account the need to service our liquidity needs in extreme circumstances by deploying the majority of our portfolio in fixed income securities. However, over longer time horizons, we believe some investment in common equity securities or alternative asset classes will enhance returns without significantly raising the risk profile of the portfolio. Our portfolio has been particularly weighted towards short-term fixed income securities to date. We will consider over time increasing our exposure modestly to equities and other types of investments.
      Our Finance Committee and its investment sub-committee establish investment guidelines and supervise our investment activity. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. The investment sub-committee regularly monitors the overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports the overall investment results to the Board of Directors. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They also include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.
      Our primary investment advisor, White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders, provides investment advisory and management services. We pay investment management fees based on the month-end market values of assets held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. We incurred an average fee of 0.12%, 0.11% and 0.17% for the years ended December 31, 2005, 2004 and 2003, respectively. We expensed investment management fees of approximately $2.9 million, $2.4 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, and have recorded an amount payable for these services of approximately $1.6 million, $0.7 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

      Net investment income is derived from the following sources ($ in thousands):

	Years Ended December 31,

	2005	2004	2003

Fixed maturities	$89,980	$82,180	$65,902
Net amortization of premium/discount	(7,995)	(14,640)	(14,603)
Equity investments	1,689	1,300	407
Cash and cash equivalents	6,238	2,270	1,506
Securities lending	551	588	157

	90,463	71,698	53,369
Net investment expenses	(3,458)	(2,626)	(3,221)

	$87,005	$69,072	$50,148

      We previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). During 2005 in four separate sales we sold our investment of 4 million shares in Aspen for total proceeds of $105.3 million resulting in a total gain of $44.5 million.
      On August 2, 2004, we invested an aggregate of $20.0 million as part of an investor group which included one of our major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value of $21.5 million and $19.4 million at December 31, 2005 and 2004, respectively, based on reported net asset values and other information available to management, with the unrealized gain (loss) included in accumulated other comprehensive income.
      On June 1, 2005, we invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for our investment, we received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail reinsurance risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.0 million at December 31, 2005 using the equity method of accounting.
      For additional information concerning the Company’s investments and reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.
Competition
      The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, some of which have greater financial, marketing and management resources than we do. In particular, we compete with insurers that provide property-based lines of insurance and reinsurance, such as Aspen, ACE Tempest Re, Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Munich Re, PartnerRe Ltd., Renaissance Reinsurance Ltd., Swiss Re and XL Re. In addition, there are other Bermuda reinsurers, such as Allied World Assurance Company, Ltd., Arch Reinsurance Ltd., AXIS Specialty Limited, Endurance Specialty Insurance Ltd. and Platinum Underwriters Holdings Ltd. with whom we also compete. Also, as a result of the 2005 hurricanes a number of new reinsurance companies have been formed which will provide additional competition in the upcoming years. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

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
      Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have created alternative products such as catastrophe bonds that are intended to compete with reinsurance products. We see growing competition from hedge funds. We are unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.
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
      The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate, request information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
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
      Blue Ocean Re is registered under the Act and is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expense reserves. To satisfy these requirements, Blue Ocean Re was required to maintain a minimum level of statutory capital and surplus of $1.0 million at December 31, 2005. Blue Ocean Re’s statutory capital and surplus was $295.9 million at December 31, 2005.
      Blue Ocean is also required to maintain a minimum liquidity ratio, which was met for the year ended December 31, 2005.
Employees
      As of March 1, 2006, we had 66 full-time employees. Our employees are employed by Montpelier Re or by Montpelier Marketing Services (UK) Limited. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements.
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
Item 1A.     Risk Factors.
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

Risks Related to the Major Natural Catastrophes that occurred during 2005
Uncertainty related to estimated losses rellated to the major natural catastrophes which occurred during 2005 may further impact our financial results.
      The net impact of the significant natural catastrophes on our 2005 year-end financial results was $1,116.2 million for Hurricane Katrina, Rita, Wilma, Dennis and Emily and the European floods. This estimate is based mainly on output from industry and proprietary models and a review of in-force contracts. Total shareholders’ equity at December 31, 2005, was $1,057.7 million, compared to $1,463.1 million at June 30, 2005.
      Our loss estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For example, the underlying policies generally do not cover flood damage; however, water damage caused by wind may be covered. We expect that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.
      Our actual losses from these major natural catastrophes may exceed our estimates as a result of, among other things, an increase in industry insured loss estimates, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials, in which case our financial results could be further materially adversely affected.
Our A. M. Best rating and Standard & Poor’s rating both have a negative outlook.
      Ratings are an important factor in establishing the competitive position of reinsurance companies. If our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.
      In addition, a downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and a downgrade of Montpelier Reinsurance Ltd.’s A.M. Best financial strength rating to below “B++” would constitute an event of default under the company’s letter of credit and revolving credit facilities with Bank of America, N.A. Either of these events could reduce our financial flexibility.
      Due to the magnitude of the recent catastrophes, risk perceptions have changed and we expect one or more of the rating agencies to adjust their capital adequacy models to increase substantially the capital required to support catastrophe writings, which will have a direct effect on required margins and pricing. Such adjustment could reduce our financial flexibility.
      The current financial strength ratings of Montpelier Reinsurance Ltd. are:

A.M. Best: “A-”	(Excellent), fourth highest of fifteen rating levels, negative outlook;

Standard & Poor’s: “A-”	(Strong), seventh highest of twenty-one rating levels, negative outlook;

Moody’s: “Baa1”	(Adequate), eighth highest rating of twenty-one rating levels, stable outlook.
      Our A.M. Best rating was removed from under review on December 7, 2005 but remains on negative outlook. The negative outlook on our Standard & Poor’s rating assesses the potential direction of the rating over the intermediate term (typically six months to two years) and indicates that that the rating may be lowered, although the outlook is not necessarily a precursor of a rating change or future creditwatch action by Standard & Poor’s.

      These ratings are not evaluations directed to investors in our securities or a recommendation to buy, sell or hold our securities. Our ratings may be revised or revoked at the sole discretion of the rating agencies and we cannot assure you that we will be able to retain these ratings.
We have exhausted the majority of our retrocessional coverage with respect to Hurricanes Katrina, Rita and Wilma.
      Based on our current estimate of losses related to hurricane Katrina, we believe we have exhausted our catastrophe retrocession protection, meaning that we have no further retrocession coverage available should Hurricane Katrina losses prove to be greater than currently estimated. For hurricanes Rita and Wilma, we do have some catastrophe retrocession protection remaining. However, the combination of losses from hurricanes Katrina, Rita and Wilma have exhausted the majority of our catastrophe retrocession protection which was in-force at the time of these events. We can not be sure that retrocessional coverage will be available to us on acceptable terms, or at all, in the future.
Risks Related to Our Company
Our future performance is difficult to predict because of changes in perceived catastrophe risk and industry capital requirements.
      The large market loss as a result of hurricane Katrina has caused modeling firms and rating agencies to increase their assumptions on the frequency and severity of large catastrophes. This is having an impact on the amount of capital required to write catastrophe-exposed business. There is uncertainty as to the degree prices will increase relative to the amount of additional capital that will be required to write this business and maintain our financial strength ratings. Price movements in the market which are not commensurate with additional capital requirements could have a material adverse impact on our results of operations.
We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.
      Our success will depend in substantial part upon our ability to attract and retain our principal employees. As of March 1, 2006, we have 66 full-time employees and depend upon them for the generation and servicing of our business. Although to date we have generally been successful in recruiting employees, our location in Bermuda may be an impediment to attracting and retaining experienced personnel, particularly if they are unable to secure work permits, as described below. In addition, we compete with several existing Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies. A number of other industry participants have established or are considering establishing new reinsurance and insurance businesses in Bermuda. This activity will lead to increased competition for qualified staff, making it harder to retain current employees.
      If we were to lose the services of certain members of our management team, our business could be adversely affected. We do not currently maintain key man life insurance policies with respect to our employees except for Anthony Taylor. We also may experience difficulty in attracting and retaining qualified independent directors in the increasingly regulated corporate governance environment.
Our ability to conduct our business may be adversely affected by Bermuda employment restrictions.
      Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident or working resident certificate is available who meets the minimum standards for the position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees and persons holding positions recognised as key occupations where the particular business has a significant physical presence in Bermuda. A list of categories recognised as key occupations has been issued. Businesses may request that holders of posts in such categories be exempted from the term limits on work permits.
      Many of our Montpelier Re employees, including all of our executive officers, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurances can be given in this regard.
      None of our executive officers based in Bermuda are Bermudian. Of our full-time employees in Bermuda, 40 are Bermudian. Anthony Taylor, our Chief Executive Officer, Russell Fletcher, our Chief Underwriting Officer, and Thomas Busher, our Chief Operating Officer, are working under work permits that will expire in 2010 and Kernan Oberting, our Chief Financial Officer, is working under a work permit which expires in 2009. Chris Harris, our Chief Risk Officer, is working under a work permit which expires in 2007. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.
We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
      We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In addition, we have written and will continue to write some policies explicitly covering acts of terrorism. We have also formed an insurance facility with the Overseas Private Investment Corporation (“OPIC”) to underwrite stand-alone terrorism insurance products. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from such risks occur, our financial condition and results of operation could be materially adversely affected.
Our financial condition could be adversely affected by the occurrence of disasters.
      We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. During 2005 we incurred net loss and loss adjustment expenses related to the 2005 catastrophes of $1,202.8 million and during 2004 we incurred net loss and loss adjustment expenses related to the 2004 catastrophes of $261.6 million. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results and our ability to write new business. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. Although we will attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones and lines of business or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations.
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
      Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. To the extent actual claims exceed our expectations we will be required to immediately recognize the less favorable experience as we become aware of it. Such a development could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and a reduction of capital. It is early in our history and the number and size of reported claims may increase, and their size could exceed our expectations.
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
      These factors require us to make significant assumptions when establishing loss reserves. Management supplements its historical information with industry data. This industry data may not match the risk profile of the Company, which introduces a further degree of uncertainty into the process. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
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
      We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judg-

ments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity.
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
      The performance of our information technology systems is critical to our business and reputation and our ability to process transactions and provide high quality customer service. Such technology is and will continue to be a very important part of our underwriting process. We currently purchase risk modeling services from AIR, EQE and RMS. In addition, we purchase insurance consulting services from Complexus Ltd. for the enhancement of our proprietary modeling technologies.
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
      One of our founders, White Mountains, beneficially owns 14.0% (assuming the exercise of warrants) of our common shares as of December 31, 2005. In addition, one of our directors is affiliated with White Mountains.
      Affiliates of White Mountains engage in certain commercial activities and transactions or agreements with us, which may give rise to conflicts of interest. We may also enter into commercial arrangements with related parties in the ordinary course of business. In addition, White Mountains conducts a reinsurance business through some of its subsidiaries, and we may compete with such subsidiaries for the same prospective clients. Our founders and their affiliates have also entered into agreements with and made investments in numerous companies that may compete with us. In particular:

•	John D, Gillespie, the Chairman of our Finance Committee, is the founder and Managing Member of Prospector Partners, LLC (“Prospector”), an investment manager to various private funds sponsored by Prospector which funds own less than 5% of our common shares. Mr. Gillespie is also a member of the Board of Directors of White Mountains. From November 2002 to August 2005, Mr. Gillespie served as the non-executive Deputy Chairman of White Mountains, Chairman and President of OneBeacon Asset Management, Inc. (known as White Mountains Advisors LLC after March 2003) and as an officer of various other subsidiaries of White Mountains. During the third quarter of 2005,

White Mountains restructured its relationship with Mr. Gillespie and Prospector. Under the revised arrangement, Mr. Gillespie and certain other former White Mountains investment professionals are solely employed by Prospector. Prospector has entered into investment management agreements with White Mountains Advisors pursuant to which Prospector manages White Mountains’ common equity portfolios and our public market equity portfolio. Subsequent to December 31, 2005, Mr. Gillespie has announced his intention to step down from our Board of Directors with effect from the conclusion of the 2006 Annual General Meeting.

•	Kernan V. Oberting, our Chief Financial Officer, was previously employed by and is permitted to provide limited services to White Mountains Capital, Inc. or its affiliates. Long-term incentive awards granted by White Mountains Capital, Inc. to Mr. Oberting prior to his employment with us continue to vest.

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
We may be unable to purchase reinsurance protection to the extent we desire on acceptable terms; we are subject to the credit risk of our reinsurers.
      We purchase reinsurance for our own account in order to limit the effect of large and multiple losses on our financial condition.. This type of insurance is known as “retrocessional reinsurance.” When we purchase retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. The same risk also exists with respect to certain contracts that carry underlying reinsurance protection.
      From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance which they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or from entities with satisfactory creditworthiness. In such a situation we may not be able to limit the effect of large and multiple losses on our financial condition to the extent we desire.
      At December 31, 2005 we recorded $55.6 million in reinsurance receivable on paid claims and $305.7 million in reinsurance recoverable on unpaid claims. Based on a review of the financial condition of the reinsurers and other factors we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and loss adjustment expenses is not considered necessary as at December 31, 2005.
Since we depend on a few reinsurance brokers for a large portion of our revenues, loss of business they provide could adversely affect us.
      We market our reinsurance worldwide primarily through reinsurance brokers. For the year ended December 31, 2005, approximately 91.9% of our gross premiums written were sourced through brokers. Subsidiaries and affiliates of Marsh, Benfield (one of our founders and a shareholder), Aon and Willis provided 30.3%, 19.0%, 18.7% and 15.0% (for a total of 83.0%), respectively, of our gross premiums written sourced through brokers for the year ended December 31, 2005. Affiliates of some of these brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
      The majority of our funds are invested on a discretionary basis by a professional investment advisory management firm, White Mountains Advisors LLC, a wholly-owned subsidiary of White Mountains Insurance Group, subject to policy guidelines, which are periodically reviewed by the Finance Committee of our Board of Directors. The remainder of our portfolio is either managed by third parties or invested in cash equivalents and private investments.
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
      Our functional currency is the U.S. dollar. We write a portion of our business, receive premiums and pay losses in foreign currencies and may maintain a small portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. A portion of our loss reserves are also in foreign currencies. We may experience foreign exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.
      We regularly assess any significant exposures to loss payments that will be paid in foreign currencies. At present, we generally hedge an estimate of our foreign currency denominated insurance liabilities and potential liabilities through the purchase of foreign currency cash and fixed income investments. Due to the inherent uncertainty in estimating losses hedging these exposures involves considerable uncertainty.
We may require additional capital in the future.
      Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our ongoing operations, initial capitalization and any subsequent capital raising are insufficient to fund future operating requirements and cover claim payments, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital, our business, operating results and financial condition could be adversely affected.

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
      The following table details our credit facilities as at December 31, 2005 (in thousands):

	Credit Line	Usage	Expiry Date	Purpose

Secured operational LOC facility:
Syndicated facility: Tranche A	$250.0	$209.8	May 2006	General Corporate
Syndicated facility: Tranche B(1)	$225.0	$238.2	Aug. 2010	General Corporate
Syndicated 364 Day facility	$1,000.0	$183.3	Nov. 2006	General Corporate
Bilateral facility A	$100.0	$12.4	Sept. 2007	General Corporate

(1)	Excess usage subsequently reallocated to Tranche A.
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
      On November 15, 2005, Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $1.0 billion in letters of credit.
      All of the Company’s letter of credit facilities contain covenants that limit our and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires us to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If we or Montpelier Re fail to comply with these covenants, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and we would not be able to borrow under the revolving line of credit. For the year ended December 31, 2005, we and Montpelier Re were in compliance with all covenants.
      Effective January 10, 2006 Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75 million. There were no letters of credit issued under this facility at December 31, 2005.
      If Montpelier Re were to become unable to obtain necessary credit, Montpelier Re could be limited in its ability to write business for certain of our clients.

Risks Related to Our Industry
Substantial new capital inflows into the reinsurance industry will increase competition.
      The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. reinsurers, many of which have greater financial, marketing and management resources than we have. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and some of these companies currently have more capital than we have. We also compete with financial products, such as risk securitization, the usage of which has grown in volume. Established competitors may be planning additional capital raising transactions. New companies continue to be formed with fresh capital in the reinsurance industry. Ultimately, this competition could affect our ability to attract or retain business or to write business at premium rates sufficient to cover losses. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.
Events may result in political, regulatory and industry initiatives, which could adversely affect our business.
      The supply of property catastrophe reinsurance coverage decreased due to the withdrawal of capacity and substantial reductions in capital resulting from, among other things, the September 11th terrorist attacks. This tightening of supply resulted in government intervention in the insurance and reinsurance markets in relation to terrorism coverage both in the U.S. and through industry initiatives in other countries. The Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law establishes a federal assistance program to help the commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The law has been extended and now expires on December 31, 2007.
      This government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets about the definition of terrorist acts and the extent to which future coverages will extend to terrorist acts. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

•	Providing insurance and reinsurance capacity in markets and to consumers that we target;

•	Requiring our participation in industry pools and guaranty associations;

•	Expanding the scope of coverage under existing policies;

•	Regulating the terms of insurance and reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.
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
      Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity. For additional information see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”

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
      Our bye-laws generally provide that, if any person owns, directly or by attribution, more than 9.5% of our common shares, the voting rights attached to such common shares will be reduced so that such person may not exercise and is not attributed more than 9.5% of the total voting rights.

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
      Business Transactions with Large Shareholders or Affiliates. Pursuant to Bermuda law and our Bye-laws, we may enter into certain business transactions with our large shareholders or affiliates, including amalgamations, mergers, asset sales and other transactions in which a large shareholder or affiliate receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders, with the prior approval from our Board of Directors and, in certain circumstances, from our shareholders. If we were a Delaware company, we would need prior approval from our Board of Directors and our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute.
      Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.
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
      We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, we have been advised that there is doubt as to whether:

•	a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of United States courts against persons who reside in Bermuda based upon the civil liability provisions of the United States federal securities laws;

•	a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws;

•	a holder of our common shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers, as well as the experts named in this 10-K, who reside outside the United States based solely upon United States federal securities laws.
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

We may require our shareholders to sell us their clommon shares.
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

Risks Related to Taxation
We may be subject to U.S. tax.
      We are organized under the laws of Bermuda and believe, based on the advice of counsel, that we operate in a manner such that we are not subject to U.S. taxation on our income (other than excise taxes on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding taxes on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that we are engaged in a trade or business in the United States. If we were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business.
U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our “related party insurance income” (“RPII”).
      RPII is the income of Montpelier Re or any other non-U.S. insurance or reinsurance company in which we have an interest, if any, attributable to insurance or reinsurance policies where the direct or indirect insureds are direct or indirect U.S. shareholders or are related to direct or indirect U.S. shareholders. RPII may be included in a direct or indirect U.S. shareholder’s gross income whether or not such shareholder is a policyholder. We do not expect our gross RPII to equal or exceed 20% of our gross insurance income in any taxable year for the foreseeable future and do not expect our direct or indirect insureds (and related persons) to directly or indirectly own 20% or more of either the voting power or value of our common shares, but we cannot assure you that this will be the case. If our expectation is incorrect, a U.S. person owning any common shares directly or indirectly on the last day of our taxable year will be required to include in gross income for U.S. federal income tax purposes such holder’s share of the RPII for up to the entire taxable year, determined as if all such RPII were distributed proportionately only to such direct or indirect U.S. shareholders at that date, but limited by such holder’s share of our current-year earnings and profits as reduced by the holder’s share, if any, of certain prior-year deficits in earnings and profits attributable to our insurance business. Upon the sale or other disposition of any common shares, such person may also be required to recognize dividend income rather than capital gain to the extent of the shareholder’s pro rata share of our undistributed earnings and profits and to file Internal Revenue Service Form 5471, although this should not be the case because we should not be treated as deriving RPII income directly. The RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Internal Revenue Code of 1986, as amended, exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us and our subsidiaries is uncertain.

U.S. persons who hold common shares will be subject to adverse tax consequences if we are considered a passive foreign investment company for U.S. federal income tax purposes.
      Based on the advice of counsel, we believe that we are not, and we currently do not expect to become, a passive foreign investment company (a “PFIC”) for U.S. federal income purposes. We can not assure you, however, that we will not be considered a PFIC. If we were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to United States federal income taxation.
We may become subject to adverse U.S. tax legislation concerning Bermuda companies.
      Congress has been discussing legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. companies having Bermuda affiliates. While currently there is no specific legislative proposal which, if enacted, would adversely affect us or our shareholders, legislative proposals could emerge that could conceivably have an adverse impact on us or our shareholders.
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
The impact of Bermuda’s commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
      The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
After December 31, 2008, qualified dividends on our common shares may no longer be taxed at the rate applicable for long-term capital gains unless Congress enacts legislation providing otherwise.
      After December 31, 2008, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless Congress enacts legislation providing otherwise. A tax reconciliation bill passed by the House of Representatives would extend the preferential treatment of qualified dividend income to dividends paid prior to December 31, 2010, but this provision has not been included in the Senate-passed tax reconciliation bill, and no assurances can be given that the provision will be enacted.

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

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      The Company leases office spaces in Hamilton, Bermuda, where the Company’s principal executive offices are located. The Company also leases office space in London, United Kingdom, where the Company’s subsidiary, Montpelier Marketing Services (UK) Limited is located. We have entered into a ten-year lease agreement for new premises in Bermuda where our principal office will be located. We anticipate moving into the new premises during August 2006.

Item 3.	Legal Proceedings.
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common shares began publicly trading on October 10, 2002 on the New York Stock Exchange under the symbol “MRH”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported in composite New York Stock Exchange trading.

	Price Range of
	Common Shares

Period	High	Low

2004
First Quarter	$39.25	$34.25
Second Quarter	$37.24	$32.85
Third Quarter	$37.79	$34.17
Fourth Quarter	$39.15	$35.19
2005
First Quarter	$43.10	$33.85
Second Quarter	$35.75	$32.45
Third Quarter	$36.35	$22.28
Fourth Quarter	$24.87	$16.33
2006
First Quarter through February 28, 2006	$20.84	$16.91
      The approximate number of record holders of ordinary shares as of March 8, 2006 was 70, not including beneficial owners of shares registered in nominee or street name.
Dividend Policy
      We have paid dividends for the first three quarters of 2005 of $0.36 per common voting share and warrant. For the fourth quarter of 2005 we declared a dividend of $0.075 per common voting share and warrant which was paid on January 15, 2006. In addition, on February 25, 2005 we declared a special dividend in the amount of $5.50 per common voting share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005. Any determination to pay future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.
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

Unregistered Sales of Equity Securities and Use of Proceeds
      There were no stock repurchases for the quarter ended December 31, 2005.

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)		Shares Purchased	Value of Shares
	Total Number	(b)	as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs(1)	Plans or Programs(1)

October 1, 2005 through October 31, 2005	—	$—	—	$84,521,657
November 1, 2005 through November 30, 2005	—	—	—	—
December 1, 2005 through December 31, 2005	—	—	—	—

Total	—	$—	—	$84,521,657

(1)	On May 26, 2004, the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.
Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 with respect to the Company’s Performance Unit Plan, Long-Term Incentive Plan and Directors Share Plan.

					Number of Securities
					Remaining Available for
	Number of Securities				Future Issuance Under
	to be Issued		Weighted-Average		Equity Compensation
	Upon Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
	Warrants and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	800,000	(1)	0	(1)	3,200,000
Equity compensation plans not approved by security holders(2)	1,352,390	(3)	0		90,830

Total	2,152,390		0		3,290,830

(1)	Consists of 800,000 Common Shares underlying Performance Shares outstanding under the Long-Term Incentive Plan. The number of Common Shares subject to the Performance Share awards shown in the table represents the maximum number of Common Shares that may be issued if the performance targets applicable to such units are achieved at the “maximum” level. If “target” performance levels are achieved, only half of these shares would be issued. The Compensation and Nominating Committee of the Board has discretion to settle these awards in cash, Common Shares or a combination of cash and Common Shares. Performance Shares do not require the payment of an exercise price. Accordingly, there is no weighted average exercise price for these awards.

(2)	The Performance Unit Plan was approved prior to the Company’s October 2002 initial public offering of Common Shares.

(3)	Consists of 1,343,220 Common Shares underlying awards issued under the Performance Unit Plan and 9,170 share equivalents issued under the Directors Share Plan. The number of Common Shares shown in the table represents the maximum number of Common Shares that may be issued if the performance targets applicable to such outstanding awards are achieved at the “maximum” level. If “target” performance levels are achieved, only half of these shares would be issued. The Compensation and Nominating Committee of the Board has discretion to settle these awards in cash, Common Shares or a combination of cash and Common Shares. Performance units do not require the payment of an exercise price. Accordingly, there is no weighted average exercise price for these awards.

      The following is a description of the Company’s equity compensation plans:
      Montpelier Long-Term Incentive Plan (“LTIP”). The Compensation and Nominating Committee of the Board of Directors (the “Committee”) approved a new Long-Term Incentive Plan which became effective as of January 1, 2005. At the discretion of the Committee, incentive awards, the value of which is based on the Company’s Common Shares, may be made to all eligible plan participants. The Compensation and Nominating Committee has sole discretion regarding the payout level of the incentive awards.
      Incentive awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). Each type of award gives a plan participant the right to receive a payment in cash, common shares or a combination thereof, including in the case of RSUs dividend equivalents, at the discretion of the Committee. All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares and no awards of SARs or RSUs were made to plan participants.
      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. The total number of Performance Share awards outstanding under the LTIP at December 31, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply).
      Performance Unit Plan (“PUP”). The PUP was formerly the Company’s primary executive long-term incentive scheme, until it was exhausted at December 31, 2004. Pursuant to the terms of the PUP, at the discretion of the Committee, performance units were granted to executive officers and certain other key employees. Performance units entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vest at the end of a three-year performance cycle, and are payable in cash, common shares or a combination thereof at the discretion of the Committee. Due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on our results for the quarter and the year-to-date, we estimated the PUP liability and the PUP expense using a 0% harvest ratio at December 31, 2005.
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

Item 6.	Selected Financial Data.
      The following table sets forth our selected financial data and other financial information as at December 31, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2005, 2004, 2003, 2002 and for the period from November 14, 2001 to December 31, 2001. The historical financial information was prepared in accordance with U.S. GAAP. The statement of income data for the periods ended December 31, 2005, 2004, 2003, 2002 and 2001, and the balance sheet data at December 31, 2005, 2004, 2003, 2002 and 2001 were derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers, our independent registered public accounting firm. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto contained in Item 8 — “Financial Statements and Supplementary Data” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	2005	2004	2003	2002	2001

Income Statement Data
Gross premiums written	$978,730	$837,051	$809,733	$607,688	$150
Reinsurance premiums ceded	221,735	87,735	31,758	41,779	—
Net premiums written	756,995	749,316	777,975	565,909	150
Net premiums earned	848,486	787,515	705,333	329,926	8
Net investment income	87,005	69,072	50,148	39,748	1,139
Net realized gains on investments	40,632	7,248	7,631	7,716	—
Net foreign exchange gains (losses)	(10,039)	6,999	8,310	1,681	—
Loss and loss adjustment expenses	1,510,701	404,802	164,107	133,310	—
Acquisition costs and general and administrative expenses	192,214	208,073	190,412	89,204	1,208
Financing expense	16,854	17,534	9,688	4,460	236
Fair value of warrants issued(1)	—	—	—	—	61,321
Income (loss) before minority interest and taxes	(752,879)	240,425	407,215	152,097	(61,618)
Minority interest — Blue Ocean loss	13	—	—	—	—
Net income (loss)	$(752,902)	$240,281	$407,178	$152,045	$(61,618)
Basic earnings (loss) per share(2)	$(10.49)	$3.84	$6.42	$2.76	$(1.18)
Diluted earnings (loss) per share(2)	$(10.49)	$3.55	$6.05	$2.74	$(1.18)
Weighted average number of common shares outstanding — basic	71,757,651	62,633,467	63,392,597	55,178,150	52,440,000
Weighted average number of common shares outstanding — diluted	71,757,651	67,706,972	67,275,287	55,457,141	52,440,000
Cash dividends per share	$6.655	$1.36	$0.34	$—	$—
Balance Sheet Data
Fixed maturities	$2,307,054	$2,325,273	$1,976,165	$1,354,845	$640,403
Equity investments	113,553	143,435	37,564	—	—
Other investments	31,569	19,373	84,354	63,691
Cash and cash equivalents	450,146	110,576	139,587	162,925	350,606
Total Assets	4,059,706	3,398,113	2,552,589	1,833,918	1,021,798
Net loss and loss adjustment expense reserves	1,476,195	454,841	242,064	129,459	—
Debt	249,084	248,963	248,843	150,000	150,000
Minority Interest — Blue Ocean — Preferred	54,166	—	—	—	—
Minority Interest — Blue Ocean — Common	109,722	—	—	—	—
Shareholders’ Equity	$1,057,659	$1,751,944	$1,657,705	$1,252,535	$860,653

	2005	2004	2003	2002	2001

Operating Ratios and Other Non-GAAP Measures
Loss ratio(3)	178.0%	51.4%	23.3%	40.4%	—
Expense ratio(4)	22.7%	26.4%	27.0%	27.0%	N/M
Combined ratio(5)	200.7%	77.8%	50.3%	67.4%	N/M
Book value per share(6)	$11.86	$28.20	$26.15	$19.76	$16.41
Fully converted book value per share(7)	$11.86	$26.75	$24.92	$19.39	$16.41
      The Company commenced operations on December 16, 2001 and, as a result, underwrote only one reinsurance policy during the period ended December 31, 2001.

(1)	Fair value of warrants issued to the founding shareholders. The warrants are classified as equity instruments, and in accordance with EITF 00-19, the estimated aggregate fair value was reported as an expense and an addition to additional paid-in capital.

(2)	Basic earnings (loss) per share is calculated using the basic weighted average number of common shares. Diluted earnings (loss) per share assumes the exercise of all dilutive warrants and options, using the treasury stock method.

(3)	The loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.

(4)	The expense ratio is calculated by dividing acquisition costs plus general and administrative expenses by net premiums earned.

(5)	Combined ratio is the sum of the loss ratio and the expense ratio.

(6)	Book value per share is calculated using total shareholders’ equity divided by basic shares outstanding.

(7)	Fully converted book value per share is a non-GAAP measure, based on total shareholder’s equity divided by common shares outstanding of 89,178,490 at December 31, 2005. Warrants outstanding at December 31, 2005 are not included as the exercise price of $16.67 per common share is greater than book value per share. At December 31, 2004 fully converted book value per share is based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants of $157.5 million for the year ended December 31, 2004 and $168.1 million, for the years ended December 31, 2003, 2002 and 2001 divided by the sum of shares, outstanding options and warrants (assuming their exercise) of 71,372,892 shares at December 31, 2004, 73,261,757 shares at December 31, 2003 and 2002 and 52,440,000 shares at December 31, 2002. We believe that fully converted book value per share more accurately reflects the value attributable to a common share.
N/ M — Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      The following is a discussion and analysis of our results of operations for the years ended December 31, 2005, 2004 and 2003 and financial condition as at December 31, 2005. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this filing.
      This discussion contains forward-looking statements that are not historical facts, including statements about the Company’s beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995.” and Item 1A “Risk Factors” in this filing.

Executive Overview
      Our principal operating subsidiary, Montpelier Re, operates as a Bermuda-based provider of global property and casualty reinsurance and insurance products. We operate in markets where we believe our underwriting expertise and financial strength represent a relative advantage. Our profitability in any given period is based upon our premium and investment revenues less net loss and loss adjustment expenses and operating expenses.
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
      We also write direct insurance and facultative reinsurance coverage on commercial property risks where we assume all or part of a risk under a single insurance contract. We generally write such coverage on an excess of loss basis. For 2006 we will attempt to reduce our catastrophe exposure on direct and facultative treaty contracts through changes in policy terms and conditions.
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
      To a lesser extent, we have also writen retrocessional coverage contracts, which provide reinsurance protection to other reinsurers, also called retrocedants. Coverage generally provided catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts typically carry a higher degree of volatility than reinsurance contracts as they protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. Commencing in 2006 Blue Ocean is intended to be the vehicle in which property catastrophe retrocessional business is written. For additional discussion on gross premiums written see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Other Specialty — Reinsurance contracts of aviation liability, aviation war, marine, personal accident catastrophe, workers’ compensation, terrorism, other casualty and other reinsurance business are included in this category. Marine and aviation contracts are primarily written on a retrocessional excess of loss basis. We have agreements with the Overseas Private Investment Corporation (“OPIC”) to underwrite stand-alone terrorism insurance products, however, we have not yet written any business under these agreements. We aim to control our risk by writing predominantly short-tail lines of business. Aviation contracts are primarily written on a retrocessional excess of loss basis. As for terrorism, a limited number of direct risks, reinsurance treaties and national pools are written as well. Commencing in 2006 we plan on exiting or significantly reducing our catastrophe-exposed offshore marine class of business.
      Qualifying Quota Share (“QQS”) — This category represents whole account quota share reinsurance to three Lloyd’s syndicates. Previously, we provided whole account quota share reinsurance, or QQS reinsurance, to three Lloyd’s syndicates for the 2002 and 2003 underwriting years. We do not anticipate writing any additional QQS contracts at this time. We have commuted the 2002 underwriting year contracts and expect to commute the 2003 underwriting contracts during the first or second quarter of 2006.
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
      Estimating loss reserves for our small book of longer tail casualty reinsurance business, which can be either on an excess of loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to much longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as these factors become apparent, reserves will be adjusted. There is also the potential for the emergence of new classes of losses or types of losses within the casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2005, management has estimated gross loss and loss adjustment expense reserves related to our casualty business of $151.3 million.
      Since we rely on estimates of paid losses, case reserves, and IBNR provided by ceding companies in order to assist us in estimating our own loss and loss adjustment expense reserves, we maintain certain procedures in order to mitigate the risk that such information is incomplete or inaccurate. At least monthly, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. On a timely basis management takes appropriate follow-up action as required, which may include requests for supplemental information or analysis and, in certain cases, ceding company audits conducted by our own staff or by third parties as appropriate. In our short history, disputes with ceding companies have been rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions. Following Hurricane Katrina, disputes with ceding companies over policy terms and claims are expected to increase.
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
      Due to these factors, we do not normally expect to experience significant claims processing back-logs. Following a major catastrophic event, claims processing backlogs may occur. At December 31, 2005, we did not have a significant back-log in either our insurance or reinsurance claims processing.
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
      The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in loss and loss adjustment expenses significantly greater or less than the reserves provided. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. For additional discussion on development of loss and loss adjustment expense reserves related to prior years see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We expect volatility in our results in periods that significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.
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
      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2005 was $1,781.9 million. Of this estimate $55.3 million relates to our insurance business and $1,726.6 million relates to our reinsurance business. Management’s best estimate of a range of likely outcomes around this estimate is between $1,381.8 million and $2,182.0 million.
      The following table sets forth a breakdown between case reserves and IBNR by line of business at December 31, 2005 ($ in millions):

			Gross Loss and Loss
			Adjustment Expense
	Gross IBNR at	Gross Case Reserves at	Reserves at
	December 31, 2005	December 31, 2005	December 31, 2005

Property Specialty	$189.1	$351.6	$540.7
Property Catastrophe	413.3	455.6	868.9
Other Specialty	294.9	58.6	353.5
Qualifying Quota Share	12.0	6.8	18.8

Total	$909.3	$872.6	$1,781.9

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
      We regularly evaluate the appropriateness of these premium estimates based on the latest information available, which includes actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, as well as a continuing assessment of relevant economic conditions. Any adjustments to premium estimates are recorded in the period in which they become known. Adjustments to original premium estimates could be material and may significantly impact earnings in the period they are determined. The net income impact in 2005 of premium adjustments with respect to premiums estimated to have been earned in 2004 was immaterial. We also expect the net income impact for 2006 of premium adjustments with respect to premiums estimated to have been earned in 2005 to be immaterial.
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
      Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, the timeliness of cedants’ past payments and the status of current balances owing. In addition, management may also review the financial statements of ceding companies. Based on this assessment, management believes that as at December 31, 2005 no provision for doubtful accounts is necessary.
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
      Reinsurance Recoverable. Reinsurance receivable and recoverable on paid and unpaid loss and loss adjustment expenses includes amounts due to us from reinsurance companies for paid and unpaid loss and loss adjustment expenses, based on contracts in force.
      The recognition of reinsurance recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see — Loss and Loss Adjustment Expense Reserves above). The second judgment relates to the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or for other reasons. At December 31, 2005 we recorded $55.6 million in reinsurance receivable on paid claims and $305.7 million in reinsurance recoverable on unpaid claims. Based on a review of the financial condition of the reinsurers and other factors we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and loss adjustment expenses is not considered necessary as at December 31, 2005.
      Montpelier Long-Term Incentive Plan (“LTIP”). The Compensation and Nominating Committee of the Board of Directors (the “Committee”) approved a new Long-Term Incentive Plan which became effective as of January 1, 2005. At the discretion of the Committee, incentive awards, the value of which is based on the Company’s Common Shares, may be made to all eligible plan participants.

      Incentive awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). Each type of award gives a plan participant the right to receive a payment in cash, common shares or a combination thereof, including in the case of RSUs dividend equivalents at the discretion of the Committee. All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares and no awards of SARs or RSUs were made to plan participants.
      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. The total number of Performance Share awards outstanding under the LTIP at December 31, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on our results for the quarter and the year-to-date, we estimated the LTIP liability and the LTIP expense using a 0% harvest ratio at December 31, 2005 and therefore there is no estimated payout related to this performance period. We will reassess the harvest ratio used in the calculation of the LTIP liability at the end of each quarter.
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
      For the 2003-2005 and 2004-2006 cycles, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio of 116.4% and 100.0%, respectively, at December 31, 2004 to 0% at December 31, 2005 due to the impact of the 2005 catastrophes.
Outlook and Trends
      The 2005 year turned out to be the most costly year ever for catastrophe losses to the insurance and reinsurance industry with aggregate loss estimates from Hurricanes Katrina, Rita, and Wilma, the European Floods and Hurricane Dennis estimated to be between $65 and $70 billion. The large loss events of 2004 and 2005 have had a significant impact on the market. For reinsurers, it highlighted the significant amount of modeling risk and non-modeled risk inherent in catastrophe-exposed property products. The modeling companies are responding by updating their models for increased frequency and severity of major events. The rating agencies have different approaches, but some have reacted to the losses sustained by almost all reinsurers, which are above their expectations, by increasing capital adequacy requirements in respect of catastrophe exposures.
      We expect that the updated vendor models due out in the spring of 2006 will drive up direct insurance companies’ modeled catastrophe PML’s, and consequently, their catastrophe excess of loss limit demands. At the same time, we expect that PML’s for reinsurers who have not taken action by upgrading their models will also increase substantially, which may cause them to cut back on exposures or purchase additional protections at higher prices. We believe these factors will lead to a capacity crunch for peak property business zones which will fuel the movement of prices upwards for coverage of those zones.
      We believe that the retrocessional market is currently ahead of the direct insurance and catastrophe excess of loss markets in implementing rate increases. These prices increased dramatically since the hurricanes occurred during the fall of 2005. In addition, we believe the Industry Loss Warranty and Catastrophe Bond markets have become much more influential in the provision of protection to reinsurers and they now also command the dominant share of available capacity. We anticipate that these markets will continue to see strengthening in pricing as the year goes on.
      Outside of the U.S. peak property business zones discussed above and for other classes of business unexposed to peak zone peril limits we believe that there is a surplus of capacity which will restrain rate increases. In addition, in some casualty classes we forsee rate reductions as reinsurers seek to diversify their portfolios.
      Currently we believe that it is only a matter of time before the pricing in the catastrophe excess of loss market increases in line with the retrocessional market.
      We believe in the merits of our specialist property focus and have adapted to this new environment accordingly by way of the following:

•	We are structuring our gross portfolio within tighter constraints on aggregate exposures in most peak zones relative to our capital base. We have done this in part by declining inadequately priced business in targeted segments, but also through changes in terms and conditions. As an example, we are attempting to channel catastrophe peril coverage previously included in non catastrophe excess of loss property classes into the catastrophe excess of loss market, where in our view the exposure is more appropriately priced;

•	We have adjusted our internal models for increased severity and frequency in advance of the changes in commercial models;

•	We have purchased more retrocession protection and initiated our first catastrophe bond transaction; and

•	We sponsored the launch of Blue Ocean Re Holdings Ltd., to enable us to write property/catastrophe retrocessional business on an unrated but fully collateralized basis. This expands our policy of generating fee income through the provision of underwriting services to third party capital in one of the most capital intensive segments of the market.
      All of these actions will alter our loss profile going forward. Compared to prior years, we expect that our results of operations will be less sensitive to low frequency large loss events, leading to a narrower range of likely outcomes from extreme events, but our results may be more sensitive to medium sized attritional events.
Results of Operations

Years Ended December 31, 2005, 2004 and 2003
      The decrease in net income of $993.2 million for the year ended December 31, 2005 year compared to 2004 was principally driven by net losses incurred related to the 2005 U.S. hurricanes, the effects of which far exceeded the 2004 hurricanes. The overall net loss for the year ended December 31, 2005 was $752.9 million. The main factors driving this decrease were:

•	Hurricanes Katrina, Rita and Wilma, which resulted in $1,202.8 million of net losses incurred at December 31, 2005 compared to net losses incurred related to the 2004 hurricanes for the year ended December 31, 2004 of $261.6 million;

•	An increase in outwards reinstatement premiums as a result of the 2005 hurricanes; and

•	A reduction in net premiums written and earned from the purchase of additional retrocessional protection, particularly during the fourth quarter of 2005.
      These factors were partially offset by the following:

•	An increase in reinstatement premium written as a result of the 2005 hurricanes;

•	A decrease in incentive compensation and profit commission expenses as a result of the 2005 hurricanes;

•	An increase in net investment income as a result of our higher portfolio balance; and

•	An increase in realized gains, principally due to gains on the sale of the remainder of our Aspen holdings.
      The decrease in net income for the year ended December 31, 2004 year compared to 2003 was principally driven by losses incurred related to the four major U.S. hurricanes and two Japanese typhoons which occurred during the third quarter of 2004. There were no loss events of a comparable magnitude in the same period in 2003. As at December 31, 2004 we estimated the overall negative impact on net income related to these catastrophes to be approximately $240.0 million, which was as a result of the increase in loss and loss adjustment expenses and related increase in reinstatement premium ceded, partially offset by reinstatement premium written and a reduction in profit commission and incentive compensation expenses.
      The following table summarizes our consolidated financial results for the years indicated ($ in millions):

	Years Ended December 31,

	2005	2004	2003

Net premiums earned	$848.5	$787.5	$705.4
Net investment income	87.1	69.1	50.1
Net realized gains on investments	40.6	7.2	7.6
Net foreign exchange gains (losses)	(10.0)	7.0	8.3
Other income	0.8	—	—

Loss and loss adjustment expenses	1,510.7	404.9	164.1
Acquisition costs	166.3	152.7	140.4
General and administrative expenses	25.9	55.3	50.0
Financing expense	17.0	17.5	9.7
Income tax expense	—	0.1	—

Net income (loss)	$(752.9)	$240.3	$407.2
Basic earnings (loss) per common share	$(10.49)	$3.84	$6.42

Diluted earnings (loss) per common share	$(10.49)	$3.55	$6.05

      The following table summarizes our book values per common share as at the periods indicated:

	As at December 31,

	2005	2004	2003

Book value per share(1)	$11.86	$28.20	$26.15
Fully converted book value per share(2)	$11.86	$26.75	$24.92

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Fully converted book value per share is a non-GAAP measure, based on total shareholders’ equity divided by common shares outstanding of 89,178,490 at December 31, 2005. Warrants outstanding at December 31, 2005 are not included as the exercise price of $16.67 per common share is greater than book value per share. At December 31, 2004 and 2003, fully converted book value per share is based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants of $157.5 million and $168.1 million, respectively, divided by the sum of shares, options and outstanding warrants (assuming their exercise) of 71,372,892 for 2004 and 73,261,757 for 2003. We believe that fully converted book value per share more accurately reflects the value attributable to a common share.
      We ended 2005 with a fully converted book value per share (as defined above) of $11.86, a decrease of $14.89 from December 31, 2004. This decrease of 55.7% mainly resulted from the net effect of the factors described above as well as the payment of a special dividend of $5.50 per common share and warrant paid during the first quarter of 2005 and the payment of quarterly dividends of $0.36 per common share and warrant for each of the first three quarters of 2005 and $0.075 for the fourth quarter of 2005. This decrease was partially offset by the issuance of 25,850,926 common shares on September 21, 2005 at $24.00 per share. We experienced a total return on our investment portfolio including net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances for the years ended December 31, 2005, 2004 and 2003 of approximately 2.1%, 3.4% and 4.7%, respectively.
      The change in fully converted book value per share adjusted for dividends, which is a non-GAAP measure was ($8.24) or (37.8%) for the year ended December 31, 2005. It is the internal rate of return of the change in fully converted book value per share from $26.75 at December 31, 2004 to $11.86 at December 31, 2005, giving effect to the dividend of $0.36 for the first three quarters of 2005, $0.075 for the fourth quarter of 2005 and the special dividend of $5.50 per common share and warrant declared during the year ended December 31, 2005. For these purposes fully converted book value per share assumes that the warrants are not exercised if the book value per share is less than the strike price. The Company believes that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and the effect of dividends.
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

Gross Premiums Written
      Details of gross premiums written by line of business are provided below ($ in millions):

	2005

			2004

	Years Ended December 31,

					2003(1
Property Specialty	$357.9	36.6%	$314.0	37.5%	$307.4	37.9%
Property Catastrophe	420.3	42.9	330.3	39.5	315.4	39.0
Other Specialty	200.4	20.5	186.8	22.3	134.1	16.6
Qualifying Quota Share	0.1	0.0	5.9	0.7	52.8	6.5

Total	$978.7	100.0%	$837.0	100.0%	$809.7	100.0%

Reinstatement premiums(2)	129.3		24.0		2.0

Total excluding reinstatement premium	$849.4		$813.0		$807.7

(1)	During 2003, we refined the classification of gross premiums written for certain pro-rata contracts between the Property Specialty line and the Property Catastrophe and Other Specialty lines. There was no effect on total gross premiums written.

(2)	For 2005 $116.3 million related to the 2005 hurricanes and the remainder to the 2004 catastrophes.
      For the year ended December 31, 2005, excluding the effects of reinstatement premiums, gross premiums written were higher in 2005 by $36.4 million, or by 4.5% as compared to 2004. The main driver of this increase was a strong U.S. windstorm renewal season in the second quarter of 2005. The largest growth in premium was seen in our Property Specialty business with more pro-rata business representing much of the increase. The Property Catastrophe and Other Specialty categories also saw slight growth from the prior year, which was driven by loss-impacted renewals mainly for Florida programs at higher prices and a small number of new contracts with relatively high premiums.
      In 2005 our mix of business has also changed modestly as compared to the prior year. While our focus is still predominately short-tail excess of loss business, we have written an increased amount of property pro-rata business. Additionally, there has been an increase in our writings of casualty business during 2005. For the years ended December 31, 2005 and 2004, casualty business represented approximately 9.0% and 8.5% of our gross premiums written, respectively. Excluding reinstatement premium, casualty business written increased by 23.8% during 2005 as compared to 2004. Casualty business is included in the Other Specialty category and includes medical malpractice, specialized errors and omissions business, UK employer’s liability and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis. We do not expect to write U.K. employers’ liability business in 2006. We expect casualty business to account for a lower percentage of gross written premium in 2006 mainly due to the cancellation of some of our contracts with Aspen affiliates as discussed below.
      As expected, we have not written QQS business since 2003. The QQS gross premiums written in 2005 and 2004 related to adjustments in estimates made to the 2003 and 2002 underwriting years mainly as a result of the movement in foreign exchange rates. As expected, during 2005 we commuted all of the 2002 underwriting year QQS contracts and expect to commute all of the 2003 underwriting year contracts during the first or second quarter of 2006.
      During the second quarter of 2005 we participated in the founding of a new reinsurance vehicle, Rockridge, which was established to invest its assets in a fixed income arbitrage strategy and assume high-layer, short-tail risks principally from Montpelier. This relationship provides us with the capacity to increase gross lines in specific programs where we see favorable underwriting opportunities. We then cede this incremental business to Rockridge and earn fees for the services we provide in underwriting the original business. During the year ended December 31, 2005, we wrote $6.6 million of incremental premium which was ceded to Rockridge.
      On December 30, 2005, the Company invested in Blue Ocean Re Holdings Ltd., the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is a Bermuda-licensed reinsurer formed to write property catastrophe retrocessional protection. Montpelier Agency Ltd., a subsidiary of Montpelier Re Holdings Ltd., provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at December 31, 2005, the Company beneficially owned 1,065,990 shares, or 49% of Blue Ocean Re Holdings’ outstanding common shares and 34% of the preferred shares. Under FIN 46R, Blue Ocean Re Holdings Ltd. is consolidated into the Company’s financial statements and the 51% of Blue Ocean’s earnings and shareholders equity held by third parties is recorded in the consolidated financial statements as minority interest.
      For the year ended December 31, 2004, excluding the effects of reinstatement premiums, gross premiums written were higher in 2004 by $5.3 million, or less than 1.0% as compared to 2003. As expected, our mix of business changed in 2004. We did not renew the QQS programs in 2004 and increased the level of Other Specialty business, consisting mainly of increases in casualty business and other miscellaneous classes of business. Consistent with 2003, for the three syndicates we did reinsure in 2003 and 2002, we negotiated substantial other reinsurance contracts for 2004 to partially replace the reduction in QQS premium in 2003 and the non-renewed QQS premium income in 2004.
      Gross premiums written related to the Property Specialty category increased in 2004 only marginally compared to the same period in 2003 mainly as a result of an increase in proportional business. This increase was offset somewhat by the decreases in premium levels on direct and facultative business.
      The Property Catastrophe category showed a slight increase in gross premiums written during the year ended December 31, 2004 as compared to the same period in 2003 mainly due to an increase in reinstatement premiums written as a result of the catastrophes which occurred during the third quarter of 2004. Offsetting this increase was a decrease due to the reduction in premium rate levels as discussed above.
      The Other Specialty category strengthened in 2004 as compared to 2003, partly due to increased market penetration resulting mainly from our ability to capitalize on market opportunities and, we believe, due to the developing reputation of our underwriting and risk management skills. This category has also increased due to increases in the level of our casualty business. We wrote a larger amount of casualty reinsurance in 2004 as compared to 2003 due to improving terms and conditions of casualty reinsurance contracts. For the years ended December 31, 2004 and 2003, casualty accounted for approximately 8.5% and 5.4% of gross premiums written, respectively.
      In light of the changes we have made to our risk profile as set forth above, we expect that our gross premiums written for 2006 will be lower as compared to 2005. In addition to these changes, there were some one-off factors which will also impact gross premiums written in 2006 as follows:

•	Our agreement with Aspen affiliates dating from 2003 whereby Aspen agreed to cede $60 million per year of gross premiums written to us for three years expired at the end of 2005; and

•	We did not renew a substantial portion of continental European business due to insufficient pricing and terms.

Reinsurance Premiums Ceded

	Years Ended December 31,

	2005	2004	2003

	($ in millions)
Reinsurance premiums ceded	$221.7	$87.7	$31.7
Reinstatement premiums	54.4	19.4	—
Total excluding reinstatement premium	$167.3	$68.3	$31.7
      For the years ended December 31, 2005 and 2004, we purchased reinsurance protecting our direct and assumed reinsurance portfolio against large risk losses on our direct and facultative book and certain catastrophes on our overall property writings. In addition, in 2005 we also purchased additional catastrophe and sabotage and terrorism retrocessional protection and specific retrocessional coverage on certain contracts during 2005. We also ceded property catastrophe reinsurance to Rockridge as discussed above in the amount of approximately $6.6 million during the year ended December 31, 2005. During 2005 we purchased Industry Loss Warranty (“ILWs”) reinsurance protection and quota share protection on our property catastrophe excess of loss book. During the fourth quarter of 2005 reinsurance premiums ceded increased by approximately $98.5 million which was due to additional reinstatement premium related to Wilma and the purchase of additional ILWs and quota share reinsurance to protect the fourth quarter of 2005 and for the 2006 year. The impact on net earned premium of these purchases was approximately $17.6 million, with the remaining $80.9 million relating to pre-purchases for the 2006 year. These reinsurance purchases were principally designed to reduce our net exposure to large catastrophes. In 2006, we may purchase more large event protection coverage, including ILWs, as well as additional quota share protection against our 2006 property business and additional specific protection for our direct and facultative business.
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
      In addition to the reinsurance protection described above, effective December 30, 2005 the Company purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. The Company acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by the Company. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction.

Net Premiums Earned

	Years Ended December 31,

	2005	2004	2003

	($ in millions)
Net premiums earned	$848.5	$787.5	$705.4
      Net premiums earned increased for the year ended December 31, 2005 as compared to 2004, mainly due to net earned reinstatement premium related to the 2005 hurricanes of $61.9 million compared to net earned reinstatement premium of $0.9 million for the year ended December 31, 2004 related to the 2004 catastrophes. Net written and earned premiums are expected to decrease in 2006 due to a reduction in gross premiums written discussed above and an increased level of reinsurance premiums ceded. This includes, among others, the large purchases that took place in the fourth quarter of 2005 as described above.
      Net premiums earned increased for the years ended December 31, 2004 and 2003 mainly due to the increase in gross premiums written for the majority of our lines of business in the current and prior year. Net premiums earned have also increased due to the acceleration of earned premiums related to certain policies affected by the catastrophes which occurred during the third quarter of 2004. We also earned a portion of the reinstatement premiums written and ceded related to the third quarter catastrophes. Offsetting these increases is a decrease in net earned premium as a result of the earning of the additional reinsurance purchased during the year. Net premiums earned increased by approximately $13.1 million as result of the effect of the third quarter 2004 catastrophes.

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

      For comparative purposes, our combined ratio and components thereof are set out below for the years indicated:

	Years Ended December 31,

	2005	2004	2003

Loss ratio	178.0%	51.4%	23.3%
Expense ratio	22.7%	26.4%	27.0%

Combined ratio	200.7%	77.8%	50.3%

      The nature of our business means that loss ratios can vary widely from period to period depending on the occurrence and severity of natural and man-made catastrophes. During the year ended December 31, 2005, we incurred estimated gross and net losses of $1,464.7 million and $1,202.8 million, respectively, from Hurricanes Katrina, Rita, Wilma and Dennis in the U.S and the European floods. The severity of the catastrophe losses contributed significantly more to the 2005 loss ratio than in previous years. The 2004 loss ratio was impacted by the four Florida hurricanes and two Japanese typhoons while 2003 was a very light year in terms of catastrophe losses.
      Net loss and loss adjustment expenses were $1,510.7 million, $404.9 million and $164.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Reinsurance recoveries of $318.6 million, $88.5 million and $(8.4) million were netted against loss and loss adjustment expenses for the years ended December 31, 2005, 2004 and 2003, respectively. The majority of the reinsurance recoveries for 2005 and 2004 related to the U.S. hurricanes which occurred during those two years. Reinsurance recoveries for the years ended December 31, 2003 related to QQS only. Based on additional information received from the syndicates, we reduced our estimated recovery ratio on reinsurance purchased by the QQS syndicates which resulted in the negative reinsurance recovery amount for the year ended December 31, 2003. We paid net losses of $489.3 million, $192.0 million and $53.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The majority of the increase in paid losses during 2005 as compared to 2004 related to payments made for the hurricane losses as discussed above. In addition, excluding the catastrophes, net paid losses have increased each year as our book of business has matured and we make claim payments related to multiple underwriting years. We expect that our paid losses will be higher than average during the first six months of 2006 as we continue to pay claims related to the 2005 and 2004 catastrophes. At December 31, 2005, approximately 68% of our gross reserves related to the five 2005 catastrophes mentioned above.
      The following are our net loss ratios by line of business for the periods indicated:

	Years Ended December 31,

	2005(1)	2004(2)	2003(3)

Property Specialty	142.4%	51.5%	24.8%
Property Catastrophe	242.8	50.3	9.5
Other Specialty	120.3	61.7	37.5
Qualifying Quota Share	145.6	18.9	48.4
Overall Ratio	178.0%	51.4%	23.3%

(1)	The overall gross loss ratio for the year ended December 31, 2005 was 182.8%.

(2)	The overall gross loss ratio for the year ended December 31, 2004 was 56.8%.

(3)	The overall gross loss ratio for the year ended December 31, 2003 was 21.3%.
      The Property Catastrophe, Property Specialty, and Other Specialty groups of business were all heavily impacted by the aforementioned catastrophes. The Property Specialty loss ratio for the year ended December 31, 2005 was 142.4%. All of the Property Specialty lines of business suffered large losses from Hurricane Katrina. Hurricane Rita also contributed significant losses to the Property Risk excess of loss book of business, and Hurricane Wilma significantly impacted the Property Risk and Property Pro Rata lines. The three hurricanes resulted in approximately $303.2 million of net losses for the Property Specialty category in 2005. The Property Catastrophe net loss ratio for the year ended December 31, 2005 was significantly higher than the corresponding periods in 2004 due to the nature of the 2005 natural catastrophes compared with the 2004 storms. The extreme size of the industry loss for Katrina resulted in much more loss to our retrocessional book of business than from any of the 2004 storms. We also suffered losses to some of the higher layers in our Property Catastrophe book of business that were not affected by any of the 2004 hurricanes. In the same period in 2003, we incurred losses from Hurricanes Fabian and Isabel as well as the wildfires which occurred in California.
      The Other Specialty loss ratio for the year ended December 31, 2005 was negatively impacted by Katrina and Rita losses to our Marine book of business. Marine losses from the two hurricanes contributed 68 points to the net loss ratio for the year for the Other Specialty category. In addition to the hurricane losses impacting the Marine book in the last two years, there is also a higher percentage of casualty business in the Other Specialty group in 2005 and 2004 compared with 2003. These classes have been reserved at higher loss ratios due to the longer tail nature of the casualty business.
      The Qualifying Quota Share loss ratio for the year ended December 31, 2005 is high as a result of a negative impact from foreign currency fluctuations, along with the low earned premium volume for the year. The 2002 underwriting year QQS contracts were commuted during the second quarter of 2005. The Qualifying Quota Share loss ratio for the year ended December 31, 2004 was lower than the same period in 2003 as a result of the QQS syndicates lowering their ultimate loss ratio projections for both the 2002 and the 2003 underwriting years.
      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the year ended December 31, 2005 ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
		Change in		Losses
	Gross	Prior Years		for the 2005	Gross
	Reserves at	Estimates	Paid Losses	Year at	Reserves at
	December 31,	During	During	December 31,	December 31,
	2004	2005	2005	2005	2005

Property Specialty	$207.7	$3.3	$(253.9)	$583.6	$540.7
Property Catastrophe	156.8	38.5	(272.0)	945.6	868.9
Other Specialty	128.6	(17.7)	(28.5)	271.1	353.5
Qualifying Quota Share	56.4	2.3	(42.4)	2.5	18.8

Total	$549.5	$26.4	$(596.8)	$1,802.8	$1,781.9

Net Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
		Change in		Losses
	Net	Prior Years		for the 2005	Net
	Reserves at	Estimates	Paid Losses	Year at	Reserves at
	December 31,	During	During	December 31,	December 31,
	2004	2005	2005	2005	2005

Property Specialty	$160.8	$(24.3)	$(186.6)	$448.5	$398.4
Property Catastrophe	117.9	20.5	(236.6)	818.0	719.8
Other Specialty	128.6	(17.7)	(28.4)	258.8	341.3
Qualifying Quota Share	47.5	4.4	(37.7)	2.5	16.7

Total	$454.8	$(17.1)	$(489.3)	$1,527.8	$1,476.2

      The 2005 and 2004 years include approximately $17.1 million and $97.6 million, respectively, of favorable development of net losses from prior years. Favorable prior year development benefited the net loss ratio for the years ended December 31, 2005 and 2004 by approximately 2.0% and 12.4%, respectively.

      The favorable development during the year ended December 31, 2005 of losses incurred during prior accident years primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for prior years decreased by $24.3 million during the year ended December 31, 2005. Our gross estimated ultimate losses increased slightly, but this was more than offset on a net basis by an increase in the ceded losses attributable to the 2004 hurricanes. We have continued to see lower-than-expected loss development on the 2003 accident year. As these years develop, we place more weight in the reserving process on the actual loss experience compared with the initial loss ratio expectation. The low level of losses for 2003 and for 2004 (excluding the hurricanes) coupled with the increasing weight on the actual experience have led to the reduction in the ultimate loss projection of $24.3 million during 2005.

•	Property Catastrophe net loss and loss adjustment expense reserves as at December 31, 2004 increased by $20.5 million during the year ended December 31, 2005. The increase in ultimate losses for the year was due mostly to increases in the estimates for the 2004 hurricanes and Typhoon Songda. The increase in the gross loss reserves was offset somewhat by an increase in the ceded losses attributable to the 2004 hurricanes. Excluding the 2004 hurricanes and Songda, there was little movement in the Property Cat loss reserves for prior years.

•	We continued to see low claim frequency in the Other Specialty classes of business during 2005. As this business has matured, we have given more weight to the actual loss experience compared to the initial expected loss ratios in our reserving process. This has resulted in reduced projections for prior accident years and lower selected net loss ratios. The low level of loss development, combined with the increasing weight placed on our actual experience in selecting a loss ratio resulted in a reduction in ultimate losses of $17.7 million for prior accident years for the year ended December 31, 2005.

•	Due to the potential variability in ultimate premiums and the limited availability of underlying loss information with the QQS business, our actuaries selected an expected loss ratio based on a review of the information supplied by cedants and applied it to projected premiums. For the year ended December 31, 2005, the projected ultimate losses have increased, due mostly to foreign currency fluctuations. Much of the negative impact from the currency fluctuations affected the 2002 contracts. As expected, we commuted all three of the 2002 QQS contracts during the second quarter of 2005. Taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, our net projected ultimate losses increased by $4.4 million for the year ended December 31, 2005. We expect to commute the 2003 QQS contracts during the first half of 2006.
      Other than the matters described above, we did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2005.
      At December 31, 2005, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates earlier in this section.
      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2005, 2004 and 2003 was $1,781.9 million, $549.5 million and $249.8 million, respectively.
      Management has determined that the best estimate for net loss and loss adjustment expense reserves at December 31, 2005, 2004 and 2003 was $1,476.2 million, $454.8 million and $242.1 million, respectively.

      The following are management’s best estimates of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves at December 31, 2005

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$405.5	$540.7	$675.9
Property Catastrophe	695.2	868.9	1,042.6
Qualifying Quota Share	16.0	18.8	21.6
Other Specialty	265.1	353.5	441.9

Total	$1,381.8	$1,781.9	$2,182.0

Net Loss and Loss Adjustment Expense Reserves at December 31, 2005

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$298.8	$398.4	$498.0
Property Catastrophe	575.8	719.8	863.8
Qualifying Quota Share	14.2	16.7	19.2
Other Specialty	256.0	341.3	426.6

Total	$1,144.8	$1,476.2	$1,807.6

Net Foreign Exchange Gains (Losses)
      Net foreign exchange gains (losses) resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized losses resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gains (losses) during the years ended December 31, 2005, 2004 and 2003 are primarily due to the weakening (strengthening) of the U.S. dollar resulting in losses on translation arising out of receipts of non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future. The foreign exchange loss for the year ended December 31, 2005 was as a result of an increase in foreign currency cash and fixed maturity investments held.

Underwriting Expenses

	Years Ended December 31,

	2005	2004	2003

	($ in millions)
Acquisition costs (including profit commission)	$166.3	$152.7	$140.4
General and administrative expenses	$25.9	$55.3	$50.0
Expense Ratio (including profit commission)	22.7%	26.4%	27.0%
Expense Ratio (excluding profit commission)	21.9%	25.4%	24.2%
      Acquisition costs are generally driven by contract terms and are normally a set percentage of premiums. General and administrative expenses are comprised of fixed expenses, which include salaries and benefits, share options, office and risk management expenses, and variable expenses, which include costs related to our performance unit plan, long-term incentive plan and bonuses. The increase in acquisition costs during the year ended December 31, 2005 as compared to 2004 is consistent with the increase in gross premiums written as discussed above.

      Profit commission expensed was $6.8 million, $7.6 million and $19.6 million for years ended December 31, 2005, 2004 and 2003, respectively. Over each of the past three years profit commission has declined as compared to the prior year, mainly due to the increase in loss and loss adjustment expenses related to the 2005 and 2004 hurricanes. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates.
      General and administrative expenses for the years indicated consisted of the following ($ in millions):

	Years Ended December 31,

	2005	2004	2003

Fixed expenses, excluding share options	$38.8	$34.2	$29.0
Current and deferred incentive compensation	(14.2)	18.8	17.0
Fair value of share options expense	1.3	2.3	4.0

Total General and Administrative expenses	$25.9	$55.3	$50.0

      Fixed expenses, excluding stock options, are slightly higher in 2005 as compared to 2004, mainly as a result of an increase in office expenses, consistent with the increase in staff numbers which occurred later in 2004.
      Performance unit plan (“PUP”) expense and Long-Term Incentive Plan (“LTIP”) expense included in current and deferred incentive compensation were reversed during the year ended December 31, 2005 as a result of the effect that the 2005 catastrophes had on our results. We have used an estimated harvest ratio of 0% for the 2003-2005, 2004-2006 and 2005-2007 performance periods. In addition, current incentive compensation expense was lower for the year ended December 31, 2005 as compared to 2004 due to the reasons described above.
      All outstanding share options were converted into restricted and unrestricted common voting shares during the first quarter of 2005 with unvested options expensed at the time of conversion which is the reason for the decline in this expense as compared to 2004.
      Participating directors in the directors share plan received three quarterly allotments of share units for which we incurred an expense of $0.2 million during the year ended December 31, 2005.
      The increase in general and administrative expenses in 2004 from 2003 was partially a result of an increase in fixed expenses for professional fees and employment costs, consistent with the increase in staff numbers in 2004. In addition, there was an increase in the accrual for current and deferred incentive compensation expense, but not as much as originally anticipated, as our net income decreased due to the catastrophes which occurred during the third quarter of 2004.
      For the year ended December 31, 2004, the performance unit plan (“PUP”) expense included in current and deferred incentive compensation was higher than the same period in 2003 as a result of a combination of factors. The factors that affect the calculation of the PUP expense in 2004 consist of a decrease in the harvest ratio used in calculating the expense for the 2002-2004 performance period from 137.5% at December 31, 2003 to 132.0% at December 31, 2004. This reduction resulted mainly from the effect of the third quarter of 2004 catastrophes, the effect of which was partially offset by an increase in our share price which includes an adjustment for any dividends paid out during the performance period from 2003 to 2004. For the 2003-2005 performance cycle, the expense increased in 2004 due to the increase in the harvest ratio from 100% at the end of 2003 to 116.4% at December 31, 2004, combined with the increase in our share price which includes an adjustment for any dividends paid out during the performance period, from 2003 to 2004. The 2004 year also includes an additional accrual for the 2004-2006 performance period. The overall effect was a net increase in the PUP expense as compared to 2003. On February 28, 2005 we paid out the 2002-2004 PUP accrual of approximately $14.0 million.
      We anticipate that our general and administrative expense ratio will be higher in 2006 than in 2005 due to the expected increase in costs resulting from the move to our new premises during 2006, the upgrading of our IT infrastructure and an increase in current and deferred incentive compensation combined with the expected decrease in net premiums earned as discussed above. The 2006 expense for current and deferred incentive compensation will depend on the financial results achieved.

Net Investment Income

	Years Ended December 31,

	2005	2004	2003

	($ in millions)
Net investment income	$87.1	$69.1	$50.1
Accretion of premium on bonds	$8.0	$14.6	$14.6
Investment management, accounting and custodian fees	$3.5	$2.6	$3.2
      The majority of investment management fees incurred related to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders and were $2.9 million, $2.4 million and $3.2 million, respectively for the years ended December 31, 2005, 2004 and 2003. The investment management fees are higher for 2005 as compared to 2004 due to the greater proportion of equities under management, which have higher investment management fees and also due to the greater average volume of funds under management. The investment management and custodian fees are lower for 2004 as compared to 2003 even though the asset base increased because the investment management fee structure was revised during the first quarter of 2004, resulting in a lower expense for the portfolio mix. The fees will vary as our mix of investments changes. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party.
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
      Based on the weighted average monthly investments held, and including net unrealized gains (losses), and foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances for the years ended December 31, 2005, 2004 and 2003, respectively, the total investment returns were as follows:

	Years Ended December 31,

	2005	2004	2003

Total investment return	2.1%	3.4%	4.7%
Weighted average investment portfolio balance (in millions)	$2,576	$2,486	$1,789
      In 2005, our investment return decreased compared with the same period in 2004. This is principally a result of the overall market movement in bond prices during each respective period. In addition, the level of the investment portfolio and related investment income was affected by the special dividend we declared on February 25, 2005 of $387.7 million. The size of the investment portfolio and related investment income will be affected by the hurricanes which occurred during 2005 as we have paid out a substantial amount of claims during 2005 and will be paying out substantially more claims over the next twelve months to an extent offset by equity and subordinated debt capital we have raised. Net paid claims were $489.3 million in 2005 as compared to $192.0 million in 2004.

      In 2004 compared to 2003, as expected, our investment income increased as a result of our larger investment portfolio. Net paid claims were $192.0 million in 2004 as compared to $53.2 million in 2003.

	Years Ended December 31,

	2005	2004	2003

	($ in millions)
Proceeds from sales of available for sale securities	$2,113.1	$1,135.6	$1,324.6
Gross realized losses — other than temporary impairment — fixed maturities	$5.8	$—	$—
Gross realized losses — other than temporary impairment — equity investments	$1.3	$0.1	$—
Aggregate fair value of securities in unrealized loss position	$1,807.2	$1,354.0	$397.2
Aggregate fair value of securities in unrealized loss position (> 12 months)	$491.1	$8.3	$—
      We believe that the gross unrealized losses relating to our fixed maturity investments at December 31, 2005 and 2004 of $33.3 million and $11.1 million, respectively, resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $2.0 million and $0.1 million at December 31, 2005 and 2004, respectively, are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.
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
      Due to higher short term fixed income yields, our capital raise and an increased level of insurance float, we project a greater proportion of our returns will be generated from investment income in 2006. The increased insurance float is attributable to both (a) large catastrophe loss reserves which we will pay out over the next couple of years, and to a lesser extent (b) the build up of attritional loss reserves over the years.

Financing Expense

	Years Ended
	December 31,?

	2005	2004	2003

	($ in millions)
Fees — letter of credit facilities	$1.6	$1.7	$1.0
Interest — Senior Notes	15.4	15.4	6.4
Interest — term loan and revolving facilities	—	—	2.3
Interest — catastrophe bond	0.3	—	—
Interest — funds withheld	(0.4)	0.4	—
Equity offering expenses — Blue Ocean	0.9	—	—

Total Financing Expense	$17.8	$17.5	$9.7

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section below. These fees are the same as those incurred during 2004. Fees are higher in 2004 than in 2003 as more reinsureds requested additional security as a result of the 2004 hurricanes.

      We paid interest expense related to the Senior Notes during the years ended December 31, 2005 and 2004 of $15.3 million, $15.8 million, respectively. We expect to pay the same amount of interest in 2006 related to the Senior Notes as they bear a fixed interest rate of 6.125%. We paid interest expense during the year ended December 31, 2003 of $2.8 million which related to the term loan facility and revolving loan facility only. The term loan facility and revolving credit facility were repaid and terminated during 2003. For the year ended December 31, 2003 interest expensed relating to the term loan facility and revolving loan facility represented an average rate of 1.7%. Fees are payable quarterly, the first payment being due on April 7, 2006.

Other Income
      Other income consists of ceding commission and incentive fee income pursuant to our agreement with West End Capital Management (Bermuda) Ltd. related to our investment in Rockridge. In 2006 we expect these amounts to increase somewhat.

Net Realized Gains on Investment

	Years Ended
	December 31,

	2005	2004	2003

	($ in millions)
Net realized gains	$40.6	$7.2	$7.6
      Net gains realized resulted from the sale of fixed maturity and equity investments, and in particular from the $44.5 million in realized gains from the sales of Aspen shares during year ended December 31, 2005. Offsetting realized gains, we recorded approximately $22.9 million in realized losses, $7.1 million of which related to realized impairments on fixed maturity and equity investments and the remainder due to the sale of investments resulting from the rebalancing of our fixed maturity portfolio.

Minority Interest
      Minority interest represents the minority shareholders interest of Blue Ocean’s loss for the year ended December 31, 2005.
Financial Condition and Liquidity
      We are a holding company and conduct no operations of our own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in Item 1 “Business” of this filing. We paid dividends for the first three quarters of 2005 of $0.36 per common voting share and warrant. For the fourth quarter we declared a dividend of $0.075 per common voting share and warrant which was paid on January 15, 2006. In addition, on February 25, 2005 we declared a special dividend in the amount of $5.50 per common voting share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005. Any determination to pay future cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.
Capital Resources
      Our shareholders’ equity at December 31, 2005 was $1,057.7 million, which is net of an accumulated deficit of $648.3 million. Our capital base has decreased by $694.2 million since December 31, 2004, mainly as a result of the net negative impact of the 2005 hurricanes, resulting in a net loss for the year, combined with the payment of a special dividend of $387.7 million as discussed above, offset by an increase in capital of approximately $600.0 million from the issuance of common shares. Our contractual obligations and commitments are set out below as at December 31, 2005.
Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in 1-	Due in 3-	More than
	Total	1 Year	3 Years	5 Years	5 Years

	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$366,758	$15,313	$30,625	$30,625	$290,195
Gross Loss and Loss Adjustment Expense Reserves	1,781,940	713,241	796,631	208,854	63,214
Letters of credit fees	2,971	2,971	—	—	—
Catastrophe bond fees	34,762	11,587	23,175	—	—
Operating leases	39,782	3,469	8,639	8,736	18,938

Total	$2,226,213	$746,581	$859,070	$248,215	$372,347

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
      The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at December 31, 2005. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business, we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expense Reserves section below. These estimated obligations will be funded through existing cash and investments.
      Effective December 30, 2005 we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. The Company acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by the Company. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction. Fees paid in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the first tranche plus 13.5% plus 8 basis points on the second tranche. Fees are payable quarterly, the first payment being due on April 7, 2006. However, in the event that this cover is triggered the amount of fees that we will have to pay will be significantly lower than what is reflected above.
      On September 26, 2005 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $1.0 billion of debt, trust preferred and/or equity securities. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.

      On May 26, 2004, our Board of Directors approved a plan to repurchase up to $150.0 million of our common shares from time to time depending on market conditions during a period of up to 24 months. On June 2, 2004, we repurchased 1,263,865 common shares at $34.50 per common share. The purchase price totaled $43.6 million and was funded using existing cash on hand. On August 5, 2004, we repurchased a further 625,000 common shares at $35.00 per common share. The purchase price totaled $21.9 million and was funded using existing cash on hand. No repurchases occurred during the year ended December 31, 2005.
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
      On December 30, 2005, Montpelier Re invested in Blue Ocean , the holding company that owns 100% of Blue Ocean Re. Blue Ocean Re is a Bermuda-licensed reinsurer formed to write property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at December 31, 2005, Montpelier Re beneficially owned 1,065,990 shares, or 49% of Blue Ocean Re Holdings’ outstanding common shares and 34% of the preferred shares. Blue Ocean has been determined to be a “variable interest entity” (“VIE”) as defined by FIN 46, with the Company currently representing the primary beneficiary. For this reason, Blue Ocean’s results have been consolidated with those of the Company. However, future revisions to Blue Ocean’s capital structure and/or operating agreements may lead to different conclusions regarding consolidation in future periods.
      On January 6, 2006, we raised $100.0 million through a private sale of trust preferred securities. The trust preferred securities were issued by a newly formed statutory trust, Montpelier Capital Trust III, which we wholly-own. The securities have a fixed rate of interest of 8.55% per annum through March 30, 2011, and thereafter a floating interest rate of 3-month LIBOR plus 380 basis points, reset quarterly. The securities mature on March 30, 2036, and may be called at par by the Company at any time after March 30, 2011.
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
      The following table details the Company’s and Montpelier Re’s credit facilities as at December 31, 2005 (in thousands):

	Credit Line	Usage	Expiry Date	Purpose

Secured operational LOC facility:
Syndicated facility: Tranche A	$250.0	$209.8	May 2006	General Corporate
Syndicated facility: Tranche B(1)	$225.0	$238.2	Aug. 2010	General Corporate
Syndicated 364 Day facility	$1,000.0	$183.3	Nov. 2006	General Corporate
Bilateral facility A	$100.0	$12.4	Sept. 2007	General Corporate

(1)	Excess usage subsequently reallocated to Tranche A.
      On August 4, 2005, Montpelier Re renewed Tranche A of its syndicated collateralized, 364-day facility in the amount of $250.0 million, in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 2003. On August 4, 2005, Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.
      On November 15, 2005, Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $1.0 billion in letters of credit.
      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the year ended December 31, 2005, each of the Company and Montpelier Re was in compliance with all covenants.
      Effective January 10, 2006 Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75 million. There were no letters of credit issued under this facility at December 31, 2005.
      We expect these letter of credit facilities to be sufficient to support Montpelier Re’s estimated obligations for the next 12 months in the absence of another very major catastrophe.
      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the years ended December 31, 2005 and 2004, Montpelier Re satisfied these requirements.
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
Off-Balance Sheet Arrangements
      We are not party to any off-balance sheet transaction other than the catastrophe bond, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Investments
      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets:

	Years Ended December 31,

	2005	2004

	($ in thousands)
Fixed maturities, available for sale, at fair value	$2,307,054	$2,325,273
Equity investments, available for sale, at fair value	113,553	143,435
Other investments, at estimated fair value	31,569	19,373
Cash and cash equivalents, at fair value	450,146	110,576

Total Invested Assets	$2,902,322	$2,598,657

      Because a significant portion of our contracts provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with significant liquidity, which means that our investment portfolio contains a significant amount of relatively short term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities. Approximately $265.0 million of cash and cash equivalents relates to Blue Ocean which was capitalized in late December 2005 and had not invested most of its start-up capital by December 31, 2005.
      The market value of our portfolio of fixed maturity investments is comprised of the following:

	Years Ended
	December 31,

	2005	2004

	($ in thousands)
U.S. government securities	$298,563	12.9%
U.S. government-sponsored enterprises securities	596,631	25.9
Corporate debt securities	750,477	32.5
Mortgage-backed and asset-backed securities	632,569	27.4
Non U.S. government securities	28,814	1.3

Total fixed maturity investments	$2,307,054	100.0%

      All of the fixed maturity investments we currently hold were publicly traded at December 31, 2005. Based on the weighted average monthly investments held, and including net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances, our total return for year ended December 31, 2005 was 2.1%. The average duration of our fixed maturity portfolio was 1.9 years and the average rating of the portfolio was AA at December 31, 2005. If the right conditions arise in 2006, we may deploy further capital in strategic investments or investment classes other than existing classes.
      We previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). During 2005 in four separate sales we sold our investment of 4 million shares in Aspen for total proceeds of $105.3 million resulting in a total gain of $44.5 million.
      On August 2, 2004, we invested an aggregate of $20.0 million as part of an investor group, which included one of our major shareholders, acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at December 31, 2005 of $21.5 million based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.
      On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.0 million at December 31, 2005 using the equity method of accounting. We are actively pursuing non-traditional approaches to partner with capital providers to enable them to assume insurance risk.
Cash Flows
      In the year ended December 31, 2005, we incurred an operating net cash inflow of $71.9 million, primarily relating to premiums received by Montpelier Re net of acquisition costs. We paid net losses of $489.3 million and received a net amount of $0.6 million from investments during the year ended December 31, 2005. As at December 31, 2005 we had a cash balance of $450.1 million. Net cash provided by operating activities has resulted from premiums received and sales of certain of our fixed maturities and equity investments.

      Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments. In addition, we will also receive cash as a result of capital raising efforts from time to time.
      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and future authorized share repurchases. In 2006 we expect to have a large cash outflow as a result of payment of loss and loss adjustment expenses related to the 2005 hurricanes and an increase in our purchase of outwards reinsurance, combined with the lower level of expected gross premiums written for 2006 as described above.
      Our cash flows from operations represent the difference between premiums collected and investment earnings realized, loss and loss adjustment expenses paid, underwriting and other expenses paid and investment gains realized. Cash flows from operations may differ substantially, however, from net income.
      We have written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both our results and our operational cash flows. The potential for large claims or a series of claims under one or more of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.
      In addition to relying on premiums received and investment income from our investment portfolio, we intend to meet these cash flow demands by carrying a substantial amount of short and medium term investments that would mature, or possibly be sold, prior to the settlement of our expected liabilities. No assurance can be given, however, that we will successfully match the structure of our investments with our liabilities. If our calculations with respect to liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss. As we recently raised $600.0 million in additional capital, even given the large catastrophes that occurred during 2005 which will result in large payments for loss and loss adjustment expenses, at this point we do not anticipate having to liquidate any investments prior to maturity.
      The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $2,902.3 million as of December 31, 2005, compared to $2,598.7 million at December 31, 2004. The primary cause of this increase was the receipt of approximately $600.0 million due to the issuance of 25,850,926 common shares, the receipt of $747.5 million in premiums net of acquisition costs and net investment income of $87.0 million, offset by the payment of a special dividend of $387.7 million, the payment of regular dividends of $109.1 million, the payment of claims of $489.3 million and the increase in net unrealized losses on investments of $65.4 million. Included in cash and cash equivalents is $265.0 million related to Blue Ocean which was capitalized in late December 2005.
      For the period from inception until December 31, 2005, we have had sufficient resources to meet our liquidity requirements. We have generated cash flows from operations since our inception in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned capital to shareholders in the form of dividends or share repurchases under certain circumstances. As discussed above, we returned $387.7 million of capital to shareholders and warrant holders by way of a special dividend during the first quarter of 2005. We may take additional capital management measures in the future.
      On January 6, 2006, the Company raised $100.0 million through a private sale of trust preferred securities. The trust preferred securities were issued by a newly formed statutory trust, Montpelier Capital Trust III, which is wholly-owned by the Company. The securities have a fixed rate of interest of 8.55% per annum through March 30, 2011, and thereafter a floating interest rate of 3-month LIBOR plus 380 basis points, reset quarterly. The securities mature on March 30, 2036, and may be called at par by the Company at any time after March 30, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      We believe that we are principally exposed to four types of market risk: interest rate risk, foreign currency risk, credit risk and equity price risk.
      The company has in place a derivatives use plan. However, it has not entered into any derivative contracts to date with the exception of the catastrophe bond.
      Interest Rate Risk. Our primary market risk exposure is to changes in interest rates. Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity to seek to maximize total risk adjusted returns while maintaining a significant portion of the portfolio in relatively short-term investments that would mature or could be sold to satisfy anticipated cash needs arising from Montpelier Re’s reinsurance liabilities.
      As of December 31, 2005, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 2.0% or approximately $47.0 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.8% or approximately $42.0 million.
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
      As of December 31, 2005, we held $632.6 million, or 21.8% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.
      As of December 31, 2004, we held $219.2 million, or 8.4% of our total invested assets, in mortgage-related securities.
      Foreign Currency Risk. A significant portion of our business is reinsuring or insuring risks, receiving premiums and paying losses in foreign currencies. We also maintain a small portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the rates of these currencies. In the event of a significant loss event which requires settlement in a foreign currency, we may use forward foreign currency exchange contracts or investments in non-dollar denominated securities in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract.
      Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At December 31, 2005 and 2004, we did not have any outstanding forward foreign currency exchange contracts, but we did have investments in non-dollar denominated securities. In addition, a third party manages a portfolio of our global common equities and we currently do not hedge the non-dollar exposures in this portfolio.
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
      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. All of our fixed maturity investments were publicly traded at December 31, 2005, and 98.9% were investment grade. All of our fixed maturity investments were publicly traded and 99.8% were investment grade at December 31, 2004.

Equity Price Risk
      Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Changes in fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.
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

Item 8.	Financial Statements and Supplementary Data.
      Reference is made to Item 15 (a) of this Report for the Consolidated Financial Statements of Montpelier Re Holdings Ltd. and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure for the period since the Company’s incorporation November 14, 2001 through the date of this filing.
      Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.
      We have established disclosure controls and procedures designed to ensure that information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of management and the Board of Directors. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of December 31, 2005 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in internal controls.
      During the fourth quarter of 2005, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 11.	Executive Compensation.
      This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.
      This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 14.	Principal Accounting Fees and Services.
      This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements
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

3.	Exhibits
      (b) Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).

4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).

10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1(Registration No. 333-89408)).

10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).

Exhibit
Number	Description of Document

10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.12	Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).

10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor, incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005.

Exhibit
Number	Description of Document

10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.26	Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders named therein, Bank of America, N.A., as Administrative Agent, and the other agents named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.27	Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.28	Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive Plan, filed with this report.

10.29	Montpelier Re Holdings Ltd. 2006 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2005).

21.1	Subsidiaries of the Registrant, filed with this report.

23.1	Consent of PricewaterhouseCoopers, filed with this report.

31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.
      (c) See (a) above

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Hamilton, Bermuda, on the 13th day of March, 2006.

Montpelier Re Holdings Ltd.
(Registrant)

By:	/s/ Anthony Taylor

Name: Anthony Taylor
Title: Chairman and Chief Executive Officer

POWER OF ATTORNEY
      Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Anthony Taylor, Thomas G. S. Busher and Kernan V. Oberting, and each of them, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 13th day of March, 2006.

Signature	Title

/s/ Anthony Taylor Anthony Taylor	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kernan V. Oberting Kernan V. Oberting	Chief Financial Officer (Principal Financial Officer)

/s/ Neil W. Greenspan Neil W. Greenspan	Chief Accounting Officer (Principal Accounting Officer)

/s/ K. Thomas Kemp K. Thomas Kemp	Director

/s/ John D. Gillespie John D. Gillespie	Director

/s/ Raymond Barrette Raymond Barrette	Director

/s/ Raymond M. Salter Raymond M. Salter	Director

/s/ Allan W. Fulkerson Allan W. Fulkerson	Director

/s/ William L. Spiegel William L. Spiegel	Director

/s/ Steven J. Gilbert Steven J. Gilbert	Director

/s/ Kamil M. Salame Kamil M. Salame	Director

/s/ John F. Shettle, Jr. John F. Shettle, Jr.	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:
      We have completed integrated audits of Montpelier Re Holdings Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedules
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control Over Financial Reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this filing, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the Company’s internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers

Hamilton, Bermuda
March 13, 2006

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2005 and 2004
(Expressed in thousands of United States Dollars, except share amounts)

	2005	2004

ASSETS
Fixed maturities, at fair value (amortized cost: 2005 — $2,334,314; 2004 — $2,320,229)	$2,307,054	$2,325,273
Equity investments, at fair value (cost: 2005 — $96,982, 2004 — $92,997)	113,553	143,435

Total investments available for sale	2,420,607	2,468,708
Other investments, at estimated fair value (cost: 2005 — $30,000; 2004 — $20,000)	31,569	19,373

Total investments	2,452,176	2,488,081
Cash and cash equivalents, at fair value	450,146	110,576
Unearned premium ceded	83,777	16,982
Premiums receivable	270,947	173,763
Securities lending collateral	315,591	420,856
Investment trades pending	4,747	—
Funds withheld	1,456	5,130
Deferred acquisition costs	53,445	59,031
Reinsurance receivable on paid losses	55,570	—
Reinsurance recoverable on unpaid losses	305,745	94,700
Accrued investment income	22,087	23,822
Other assets	44,019	5,172

Total Assets	$4,059,706	$3,398,113

LIABILITIES
Loss and loss adjustment expense reserves	1,781,940	549,541
Unearned premium	262,850	287,546
Reinsurance balances payable	205,094	74,909
Investment trades pending	—	129
Securities lending payable	315,591	420,856
Debt	249,084	248,963
Accounts payable, accrued expenses and other liabilities	16,374	40,612
Dividends payable	7,226	23,613

Total Liabilities	2,838,159	1,646,169

Minority Interest — Blue Ocean preferred shares	54,166	—
Minority Interest — Blue Ocean common shares	109,722	—

Total Minority Interest	163,888	—

Commitments and Contingent Liabilities

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2005; 89,178,490 shares (2004 — 62,131,232)	149	104
Additional paid-in capital	1,714,904	1,111,735
Accumulated other comprehensive income (loss)	(9,081)	55,094
Retained earnings (deficit)	(648,313)	585,011

Total Shareholders’ Equity	1,057,659	1,751,944

Total Liabilities, Minority Interest and Shareholders’ Equity	$4,059,706	$3,398,113

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(Expressed in thousands of United States Dollars, except share amounts)

	2005	2004	2003

REVENUES
Gross premiums written	$978,730	$837,051	$809,733
Reinsurance premiums ceded	(221,735)	(87,735)	(31,758)

Net premiums written	756,995	749,316	777,975
Change in net unearned premiums	91,491	38,199	(72,642)

Net premiums earned	848,486	787,515	705,333
Net investment income	87,005	69,072	50,148
Net realized gains on investments	41,605	7,248	7,631
Net foreign exchange gains (losses)	(10,039)	6,999	8,310
Other income	806	—	—

Total Revenues	967,863	870,834	771,422

EXPENSES
Loss and loss adjustment expenses	1,510,701	404,802	164,107
Acquisition costs	166,271	152,779	140,391
General and administrative expenses	25,943	55,294	50,021
Financing expense	17,827	17,534	9,688

Total Expenses	1,720,742	630,409	364,207

Income (loss) before minority interest and taxes	(752,879)	240,425	407,215

Minority Interest — Blue Ocean loss	13	—	—
Income tax expense	36	144	37

NET INCOME (LOSS)	$(752,902)	$240,281	$407,178

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(752,902)	$240,281	$407,178
Other comprehensive income (loss)	(64,175)	1,363	18,164

Comprehensive income (loss)	$(817,077)	$241,644	$425,342

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	71,757,651	62,633,467	63,392,597
Diluted	71,757,651	67,706,972	67,275,287
Basic earnings (loss) per common share	$(10.49)	$3.84	$6.42

Diluted earnings (loss) per common share	$(10.49)	$3.55	$6.05

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(Expressed in thousands of United States Dollars)

	2005	2004	2003

Common voting shares
Balance — beginning of year	$104	$106	$106
Issue of common shares	45	1	—
Repurchase of common shares	—	(3)	—

Balance — end of year	149	104	106

Additional paid-in-capital
Balance — beginning of year	1,111,735	1,130,305	1,126,435
Issue of common shares	622,120	10,612	—
Repurchase of common shares	—	(31,487)	—
Direct equity offering expenses	(20,423)	—	(170)
Compensation recognized under stock option plan	1,244	2,305	4,040
Director participation in directors’ share plan	228	—	—

Balance — end of year	1,714,904	1,111,735	1,130,305

Accumulated other comprehensive income (loss)
Balance — beginning of year	55,094	53,731	35,567
Net change in unrealized gains (losses) on investments	(64,110)	1,309	18,120
Net change in currency translation adjustments	(65)	54	44

Balance — end of year	(9,081)	55,094	53,731

Retained earnings (deficit)
Balance — beginning of year	585,011	473,563	90,427
Net income (loss)	(752,902)	240,281	407,178
Repurchase of common shares	—	(33,989)	—
Dividends on common shares	(480,422)	(94,844)	(24,042)

Balance — end of year	(648,313)	585,011	473,563

Total Shareholders’ Equity	$1,057,659	$1,751,944	$1,657,705

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(Expressed in thousands of United States Dollars)

	2005	2004	2003

Cash flows provided by operating activities:
Net income (loss)	$(752,902)	$240,281	$407,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	7,995	14,640	14,679
Depreciation	1,365	1,808	903
Equity in other earnings of other ventures	(42)	—	—
Compensation recognized under stock option plan	1,244	2,305	4,040
Net realized gains on investments	(41,605)	(7,248)	(7,631)
Realized gain on disposal of equipment	—	(68)	—
Amortization of deferred financing costs	—	—	1,325
Accretion of Senior Notes	121	120	50
Change in:
Unearned premium ceded	(66,795)	(7,072)	(6,158)
Premiums receivable	(97,184)	34,138	(60,693)
Funds withheld	3,674	(1,406)	16,783
Deferred acquisition costs	5,586	786	(14,936)
Reinsurance receivable on paid losses	(55,570)	—	—
Reinsurance recoverable on unpaid losses	(211,045)	(86,973)	8,929
Accrued investment income	1,735	(3,156)	(7,609)
Other assets	(39,249)	496	66
Loss and loss adjustment expense reserves	1,232,399	299,750	103,676
Unearned premium	(24,696)	(31,127)	77,673
Reinsurance balances payable	130,185	49,974	22,487
Accounts payable, accrued expenses and other liabilities	(24,238)	12,388	20,684
Minority interest in undistributed net loss of Blue Ocean	(13)	—	—
Other	(65)	54	44

Net cash provided by operating activities	70,900	519,690	581,490

Cash flows used in investing activities:
Purchases of fixed maturities	(2,003,909)	(1,501,642)	(1,991,760)
Purchases of equity investments	(93,880)	(10,338)	(34,204)
Purchases of other investments	(10,000)	(20,000)	—
Proceeds from sale and maturity of fixed maturities	1,961,389	1,123,882	1,322,003
Proceeds from sale of equity investments	146,971	11,769	2,585
Investment of securities lending collateral	105,265	(66,332)	(354,524)
Payment on settlement of interest rate swap	—	—	(1,002)
Purchases of equipment	(963)	(2,993)	(1,072)
Sale of equipment	—	759	—

Net cash used in investing activities	(104,873)	(464,895)	(1,057,974)

Cash flows (used in) provided by financing activities:
Net increase in minority interest	163,901	—	—
Issue of common shares	622,393	10,612	—
Repurchase of common shares	—	(65,476)	—
Securities lending collateral received	(105,265)	66,332	354,524
Repayment of debt	—	—	(150,000)
Net proceeds received from issuance of Senior Notes	—	—	248,792
Dividends paid	(496,809)	(95,274)	—
Direct equity offering expenses	(20,423)	—	(170)

Net cash (used in) provided by financing activities	(163,797)	(83,806)	453,146

Increase (decrease) in cash and cash equivalents	339,570	(29,011)	(23,338)

Cash and cash equivalents — Beginning of year	110,576	139,587	162,925

Cash and cash equivalents — End of year	$450,146	$110,576	$139,587

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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
      Montpelier Re has two wholly-owned subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001, and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, is the registered holder of certain types of securities, including United States equity securities. On February 1, 2005, all securities held by MHB were transferred to the Montpelier Re investment portfolio. Loudoun Re (“Loudoun”) is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during 2004 through the issuance of a surplus note. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46”), Loudoun is consolidated into the financial statements of Montpelier Re. On December 30, 2005, Montpelier Re invested in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is incorporated in Bermuda and is registered as a Class 3 insurer formed to write property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at December 31, 2005, Montpelier Re beneficially owned 1,065,990 shares, or 49% of Blue Ocean’s outstanding common shares and 34% of the preferred shares. Blue Ocean is considered a “variable interest entity” (“VIE”) as defined by FIN 46. Montpelier Re has been determined to be the primary beneficiary and, as a result, Blue Ocean is consolidated into the financial statements of the Company. However, future revisions to Blue Ocean’s capital structure and/or operating agreements may lead to different conclusions regarding consolidation in future periods. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.

2.	Significant Accounting Policies

Basis of Presentation
      The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries, Loudoun and Blue Ocean. All significant intercompany transactions and balances have been eliminated on consolidation. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for loss and loss adjustment expenses, losses recoverable and estimates of written and earned premiums.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premiums and related costs
      Premiums are first recognized as written, net of any applicable underlying reinsurance coverage, as of the date that the contract is bound. The Company writes both excess of loss and pro-rata contracts.
      For the majority of excess of loss contracts, written premium is based on the deposit premium as defined in the contract. Subsequent adjustments to the deposit premium are recognized in the period in which they are determined. For pro-rata contracts and excess of loss contracts where no deposit premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined.
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

Reinsurance
      In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. Ceded premiums are recorded as written during the period in which the risks incept and are earned ratably over the term of the underlying risk period of the reinsurance contract. The Company purchases Industry loss Warranty Policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size. The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers, and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The Company records provisions for uncollectible reinsurance recoverable when collection becomes unlikely. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A– or better by A.M. Best. The Company considers reinsurers that are not rated or do not fall within the above rating category on a case-by-case basis. The Company monitors the financial condition and ratings of its reinsurers on an ongoing basis.
      Reinsurance receivable on paid losses includes balances due from reinsurance contracts for paid loss and loss adjustment expenses. Reinsurance recoverable on unpaid losses includes balances due from reinsurance contracts for unpaid loss and loss adjustment expenses and reserves for losses not reported. Initial estimates of reinsurance recoverable are recognized in the period in which the loss event occurs. Subsequent adjustments, based on reports of actual amounts recoverable by ceding companies or changes in amounts recoverable due to changes in the Company’s estimate for loss and loss adjustment expenses, are recorded in the period in which they are determined.

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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The uncertainties inherent in the reserving process, delays in ceding companies reporting losses to the Company, together with the potential for unforeseen adverse developments, may result in loss and loss adjustment expenses significantly greater or less than the reserve provided at the time of the loss event. Reserving is especially difficult when a significant loss event takes place near the end of an accounting period. Loss and loss adjustment expense reserve estimates and the methodology of estimating such reserves are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Earnings (Loss) Per Share
      The calculation of basic earnings (loss) per common share is based on the weighted average number of common shares and excludes any dilutive effects of warrants, options and share equivalents. The calculation of diluted earnings (loss) per common share assumes the exercise of all dilutive warrants, options and share equivalents, using the treasury stock method. Warrants, options and share equivalents are dilutive when the quoted market value of the Company’s common shares exceeds the strike price of the warrants, options or share equivalents.

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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities
      The Company has adopted FIN 46 with respect to the investments in Loudoun and Blue Ocean. FIN 46 requires the consolidation of all VIEs by the investor that will absorb the majority of the VIEs’ expected losses or residual returns.

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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

3.	Investments
      The amortized cost, estimated fair value and related gross unrealized gains and losses on our available for sale investment portfolio are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As at December 31, 2005	Cost	Gains	Losses	Fair Value

Fixed Maturities:
U.S. government	$301,901	$241	$3,579	$298,563
U.S. government-sponsored enterprises	607,676	12	11,057	596,631
Non U.S. government	30,484	—	1,670	28,814
Corporate debt securities	757,087	5,690	12,300	750,477
Mortgage-backed and asset-backed securities	637,166	144	4,741	632,569

	2,334,314	6,087	33,347	2,307,054

Equity investments	96,982	18,602	2,031	113,553
Total	$2,431,296	$24,689	$35,378	$2,420,607

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As at December 31, 2004	Cost	Gains	Losses	Fair Value

Fixed Maturities:
U.S. government	$416,140	$58	$4,363	$411,835
U.S. government-sponsored enterprises	952,326	3,557	2,234	953,649
Non U.S. government	19,987	—	73	19,914
Corporate debt securities	713,755	10,072	3,161	720,666
Mortgage-backed and asset-backed securities	218,021	2,417	1,229	219,209

	2,320,229	16,104	11,060	2,325,273

Equity investments	92,997	50,494	56	143,435
Total	$2,413,226	$66,598	$11,116	$2,468,708

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the composition of the cost or amortized cost of fixed maturities by ratings assigned by rating agencies (Standard & Poor’s Corporation or Moody’s Investor Services).

	Cost or
	Amortized
As at December 31, 2005	Cost	%

Ratings
U.S. government	$301,901	13.0%
U.S. government-sponsored enterprises	607,676	26.0
Non U.S. government	30,484	1.3
AAA	592,361	25.4
AA	119,645	5.1
A	284,582	12.2
BBB	375,806	16.1
BB	7,486	0.3
B	2,458	0.1
Other	11,915	0.5

	$2,334,314	100.0%

	Cost or
	Amortized
As at December 31, 2004	Cost	%

Ratings
U.S. government	$416,140	17.9%
U.S. government-sponsored enterprises	952,326	41.0
Non U.S. government	19,987	0.9
AAA	232,794	10.0
AA	118,202	5.1
A	410,289	17.7
BBB	166,974	7.2
BB	162	—
B	231	—
Other	3,124	0.2

	$2,320,229	100.0%

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The contractual maturities of fixed maturity investments are shown below:

	2005		2004

	Cost or		Cost or
	Amortized		Amortized
Years Ended December 31,	Cost	Fair Value	Cost	Fair Value

Due within one year	$154,983	$152,646	$5,019	$5,000
Due after one year through five years	1,105,871	1,087,550	1,873,661	1,874,372
Due after five years through ten years	399,811	392,392	216,998	219,616
Due after ten years	36,483	41,896	6,530	7,076
Mortgage-backed and asset-backed securities	637,166	632,570	218,021	219,209

	$2,334,314	$2,307,054	$2,320,229	$2,325,273

      Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
      The analysis of net realized gains and the change in net unrealized gains on investments is as follows:

	Years Ended December 31,

	2005	2004	2003

Gross realized gains	$63,590	$9,312	$13,859
Gross realized losses	(22,958)	(2,064)	(5,226)
Realized loss on settlement of interest rate swap	—	—	(1,002)

Net realized gains on investments	40,632	7,248	7,631
Net unrealized gains (losses)	(64,110)	1,309	18,120

Total realized and unrealized gains (losses) on investments	$(23,478)	$8,557	$25,751

      Net investment income is derived from the following sources:

	Years Ended December 31,

	2005	2004	2003

Fixed maturities	$89,980	$82,180	$65,902
Net amortization of premium/discount	(7,995)	(14,640)	(14,603)
Equity investments	1,689	1,300	407
Cash and cash equivalents	6,238	2,270	1,506
Securities lending	551	588	157

	90,463	71,698	53,369
Net investment expenses(1)	(3,458)	(2,626)	(3,221)

	$87,005	$69,072	$50,148

(1)	$2.9 million, $2.4 million and $3.2 million relates to White Mountains Advisors LLC for 2005, 2004 and 2003, respectively.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is an analysis of how long each of the available for sale securities held at December 31, 2005 has been in a continued unrealized loss position:

			Equal to or Greater
	Less than 12 Months		than 12 Months

		Gross		Gross
		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses

Fixed Maturities:
U.S. government	$117,287	$1,450	$130,051	$2,129
U.S. government-sponsored enterprises	343,517	6,338	232,102	4,719
Non U.S. government	9,367	1,125	19,447	545
Corporate debt securities	405,405	10,184	55,624	2,117
Mortgage-backed and asset-backed securities	425,430	3,632	53,901	1,108
Equity investments	15,042	1,873	—	—

Total available for sale	$1,316,048	$24,602	$491,125	$10,618

      The following is an analysis of how long each of the available for sale securities held at December 31, 2004 had been in a continued unrealized loss position:

			Equal to or Greater
	Less than 12 Months		than 12 Months

		Gross		Gross
		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses

Fixed Maturities:
U.S. government	$352,501	$4,363	$—	$—
U.S. government-sponsored enterprises	494,771	2,234	—	—
Non U.S. government	19,914	73	—	—
Corporate debt securities	314,191	3,120	6,074	41
Mortgage-backed and asset-backed securities	162,833	1,200	2,263	29
Equity investments	1,457	56	—	—

Total available for sale	$1,345,667	$11,046	$8,337	$70

	Years Ended December 31,

	2005	2004	2003

	($ in millions)
Proceeds from sales of available for sale securities	$2,113.1	$1,135.6	$1,324.6
Gross realized losses — other than temporary impairment — fixed maturities	$5.8	$—	$—
Gross realized losses — other than temporary impairment — equity investments	$1.3	$0.1	$—
Aggregate fair value of securities in unrealized loss position	$1,807.2	$1,354.0	$397.2
Aggregate fair value of securities in unrealized loss position (> 12 months)	$491.1	$8.3	$—
      The Company believes that the gross unrealized losses relating to the Company’s fixed maturity investments at December 31, 2005 and 2004 of $33.3 million and $11.1 million, respectively, resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Therefore, these decreases in value are viewed as being temporary because the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company also believes that the gross unrealized losses relating to the equity portfolio of $2.0 million and $0.1 million at December 31, 2005 and 2004, respectively, are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.
      The Company has three facilities available for the issue of letters of credit with a total value of $1,575.0 million and $550.0 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, approximately $643.7 million and $252.0 million, respectively, of letters of credit were issued and outstanding under these facilities which were fully secured by investments and cash.

Securities Lending
      The Company participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. The Company had $308.0 million and $415.3 million in securities on loan at December 31, 2005 and 2004, respectively.

Other Investments
      The Company previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). During 2005 in four separate sales the Company sold the investment of 4 million shares in Aspen for total proceeds of $105.3 million resulting in a total gain of $44.5 million.
      On August 2, 2004, the Company invested an aggregate of $20.0 million as part of an investor group which included one of the Company’s major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value of $21.5 million and $19.4 million at December 31, 2005 and 2004, respectively, based on reported net asset values and other information available to management, with the unrealized gain (loss) included in accumulated other comprehensive income.
      On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail reinsurance risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.0 million at December 31, 2005 using the equity method of accounting. See “Related Party Transactions” for additional details.

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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loss and loss adjustment expense reserve estimates are based on all relevant information available to the Company. The Company believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within coverages assumed by the Company; however, there can be no assurance that actual losses will not exceed the Company’s total reserves.
      Activity in the reserve for loss and loss adjustment expenses is summarized as follows:

	Years Ended December 31,

	2005	2004	2003

Net reserves at January 1	$454,841	$242,064	$129,459
Net losses incurred (released) related to:
Current year	1,527,846	502,341	222,261
Prior years	(17,145)	(97,538)	(58,154)

Total net incurred losses	1,510,701	404,803	164,107
Net paid losses related to:
Current year	275,139	150,737	30,029
Prior years	214,208	41,289	23,188

Total net paid losses	489,347	192,026	53,217
Effect of foreign exchange movements(1)	—	—	1,715

Total net reserves as at December 31	1,476,195	454,841	242,064
Losses recoverable as at December 31	305,745	94,700	7,727

Total gross reserves as at December 31	$1,781,940	$549,541	$249,791

(1)	For 2005 and 2004, the effect of foreign currency movements on loss and loss adjustment expense reserves has been included in loss and loss adjustment expenses in the statement of operations as opposed to net foreign exchange gains as in prior years.
      The December 31, 2005, 2004 and 2003 gross reserve balance comprises reserves for reported claims of $872.6 million, $200.5 million and $64.9 million, respectively and reserves for claims incurred but not reported of $909.4 million, $349.0 million and $184.8 million, respectively. The increase in incurred losses for the current year principally relates to the major hurricanes which occurred during the third and fourth quarters of 2005.
      For the year ended December 31, 2005 the Company’s favorable development on net losses related to prior years is summarized as follows:
      Property Specialty: Both the frequency and severity of reported losses was lower than the assumed reporting pattern of losses established for this class of business at December 31, 2004 and 2003.
      Property Catastrophe: Reserves at December 31, 2004 were increased due mostly to increases in the estimates for the 2004 hurricanes and Typhoon Songda. The increase in the gross loss reserves was offset somewhat by an increase in the ceded losses attributable to the 2004 hurricanes. Excluding the 2004 hurricanes and Songda, there was little movement in the Property Cat loss reserves for prior years.
      Other Specialty: The lack of development in 2005 combined with the increasing weight placed on the Company’s actual experience in selecting a loss ratio led to a decrease in the Company’s expected loss ratio for prior years.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In 2005, 2004 and 2003, the Company purchased retrocessional excess of loss protection against large risk losses on the direct insurance and facultative book and against small to medium-size catastrophes on the Company’s overall property writings. In addition, the Company also purchased retrocessional stop-loss protection against losses on the Company’s casualty writings and against the Company’s sabotage and terrorism writings. During the fourth quarter of 2005 the Company also purchased additional Industry Loss Warranty reinsurance protection and quota share protection on our property catastrophe excess of loss book. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against gross premiums written.
      The earned reinsurance premiums ceded were $154.9 million, $80.7 million and $25.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Total recoveries netted against loss and loss adjustment expenses was $318.6 million, $88.5 million and $(8.4) million for the years ended December 31, 2005, 2004 and 2003, respectively.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amounts recoverable from reinsurers are estimated in a manner consistent with the loss and loss adjustment expense reserves associated with the related assumed reinsurance and insurance. The estimation of losses recoverable can be more subjective than the estimation of the underlying loss and loss adjustment expense reserves. In particular, the estimation of losses recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors. In addition, the level of IBNR reserves has a significant impact on losses recoverable. These factors can impact the amount and the timing of the recognition of losses recoverable.
      The Company remains liable in the event that it is unable to collect amounts due from its own reinsurers. With respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers. The amount of losses recoverable ultimately collected is also open to uncertainty as it is dependent upon the ultimate ability and willingness of reinsurers to pay claims which may be affected by factors such as insolvency and contractual disputes, amongst other things. The Company records provisions for uncollectible reinsurance recoverable when collection becomes unlikely. There were no such provisions recorded for uncollectible reinsurance recoverable amounts at December 31, 2005, 2004 or 2003. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A– or better by A.M. Best. The Company considers reinsurers that are not rated or do not fall within the above rating category on a case-by-case basis.
      In addition to the reinsurance protection described above, effective December 30, 2005 the Company purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. The Company purchased this reinsurance from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by the Company. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction.
      Fees paid in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the first tranche plus 13.5% plus 8 basis points on the second tranche. Fees are payable quarterly, the first payment being due on April 7, 2006.
      The ratings of our reinsurers as at February 14, 2006 related to reinsurance receivable on paid losses are as follows:

Rating	Amount	% of Total

A++	$—	—%
A+	8,762	15.8%
A	41,389	74.5%
A-*	5,419	9.7%

Total Receivable on paid losses	$55,570	100%

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The ratings of our reinsurers as at February 14, 2006 related to reinsurance recoverable on unpaid losses are as follows:

Rating	Amount	% of Total

A++	$76,727	25.1%
A+	27,645	9.0%
A	155,714	50.9%
A-*	42,209	13.8%
Not Rated	3,450	1.2%

Total Recoverable on unpaid losses	$305,745	100%

*	on February 16, 2006, one reinsurer was downgraded from A– to B++ and on February 24, 2006 the same reinsurer was downgraded to B+. The Company does not believe that there are any amounts uncollectible related to this reinsurer at this time.

6.	Debt and Financing Arrangements

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
      The Company incurred interest expense on the Senior Notes for the years ended December 31, 2005, 2004 and 2003 of $15.4 million, $15.4 million and $6.4 million, respectively, and paid interest of $15.4 million, $15.8 million and $nil, respectively.

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
      The following table details the Company’s and Montpelier Re’s credit facilities as at December 31, 2005 ($ in millions):

	Credit Line	Usage	Expiry Date	Purpose

Secured operational LOC facility:
Syndicated facility: Tranche A	$250.0	$209.8	May 2006	General Corporate
Syndicated facility: Tranche B(1)	$225.0	$238.2	Aug. 2010	General Corporate
Syndicated 364 Day facility	$1,000.0	$183.3	Nov. 2006	General Corporate
Bilateral facility A	$100.0	$12.4	Sept. 2007	General Corporate

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) Excess usage subsequently reallocated to Tranche A.
      On August 4, 2005, Montpelier Re renewed Tranche A of its syndicated collateralized, 364-day facility in the amount of $250.0 million, in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 2003. On August 4, 2005 Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010. On November 15, 2005 Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $1.0 billion in letters of credit.
      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the year ended December 31, 2005, both the Company and Montpelier Re were in compliance with all covenants.
      Effective January 10, 2006 Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75 million. There were no letters of credit issued under this facility at December 31, 2005.

7.	Related Party Transactions
      As at December 31, 2005, one director was employed by White Mountains Insurance Group (“White Mountains”), which beneficially owned 14.0% and 19.4% of the Company at December 31, 2005 and 2004, respectively.
      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values of assets held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average fee of 0.12%, 0.11% and 0.17% for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s Chairman of the Finance Committee is a member of the Board of Directors of White Mountains and from November 2002 to August 2005 served as the non-executive Deputy Chairman of White Mountains, Chairman and President of White Mountains Advisors LLC and as an officer of various other subsidiaries of White Mountains.

	Years Ended
	December 31,

	2005	2004	2003

	($ in millions)
Investment manager fees expensed	$2.9	$2.4	$3.2
Investment manager fees payable	$1.6	$0.7	$0.9
      In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains, for each of the years ended December 31, 2005, 2004 and 2003. Aggregate annual premiums from these agreements were $1.1 million, $1.4 million and $1.2 million, respectively, for the years ended December 31, 2005, 2004 and 2003, respectively.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As described in Note 3, Montpelier Re has an investment in Rockridge. Montpelier Re ceded reinsurance premium to Rockridge during the year ended December 31, 2005 of $6.6 million, which accounted for 100% of the gross premiums written by Rockridge at December 31, 2005. Montpelier Re’s earnings in the equity of Rockridge are included in Other Income. In addition, Montpelier Re has entered into an agreement with West End Capital Management (Bermuda) Ltd., the investment manager of Rockridge, to equally share ceding commissions payable by Rockridge to Montpelier Re on business ceded by Montpelier Re to Rockridge, and the investment management fees payable by Rockridge to West End Capital Management (Bermuda) Ltd. Income related to this agreement was approximately $0.8 million for the year ended December 31, 2005 and is included in Other Income. Montpelier Re did not have a reinsurance recoverable balance due from Rockridge at December 31, 2005. At December 31, 2005 the Company owed Rockridge $2.5 million for premiums ceded and commissions.
      Under the Underwriting Agreement that MAL has entered into with Blue Ocean to act as its agent in soliciting, negotiating and executing reinsurance contracts with retrocedants, as well as receiving, denying and settling all claims under the reinsurance contracts, Blue Ocean has agreed to pay a service fee of 1% of the policy limit of each contract for the relevant policy period. Blue Ocean has also agreed to pay MAL a performance fee for each fiscal year based on the adjusted net income for that year. As Blue Ocean Re did not underwrite any contracts during 2005 no such fees are included in the Company’s consolidated financial statements. Currently the Company consolidates the results of Blue Ocean, however, future revisions to Blue Ocean’s capital structure and/or operating agreements may lead to different conclusions regarding consolidation in future periods.

8.	Minority Interest
      As at December 31, 2005, the Company beneficially owned 1,065,990 shares, or 49% of Blue Ocean’s outstanding common shares and 34% of the preferred shares. As the Company has been determined to be the primary beneficiary, Blue Ocean, which the Company has determined is a VIE for accounting purposes under FIN 46, is consolidated into the financial statements of the Company. The 51% of Blue Ocean’s earnings and shareholders’ equity held by third parties is recorded in the consolidated financial statements as minority interest.
      Blue Ocean issued 83,000 13% Series A Preferred Shares at $1,000 per share. Gross proceeds were $83.0 million and related expenses were $1.3 million. Upon dissolution of Blue Ocean, the holders of the Preferred Shares would be entitled to receive a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends. Dividends on the Preferred Shares will be payable on a cumulative basis annually in arrears on March 31st of each year commencing on March 31, 2007. The proceeds were used by Blue Ocean for general corporate purposes.
      Blue Ocean may redeem the Preferred Shares on or after March 31, 2008, at a redemption price of $1,000 per share plus any accrued but unpaid dividends. In the event that there is a change in control of the Company each preferred shareholder will have the right to require Blue Ocean to redeem all or a portion of such preferred shareholder’s Preferred Shares at a price per share equal to 104% of the liquidation preference of the Preferred Shares plus any accrued but unpaid dividends to the date fixed for redemption. Such redemptions will be made only to the extent permitted under applicable law and regulations.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preferred shares of $54,166 on the Company’s consolidated balance sheet represent the preferred shares owned by the minority shareholders of Blue Ocean as detailed below:

As at December 31,	2005

Balance — Beginning of year	$—
Issue of preference shares	55
Additional paid-in-capital	54,945
Offering expenses	(834)

Balance — end of year	$54,166

9.	Shareholders’ Equity

Authorized and Issued
      At December 31, 2005 and 2004, the total authorized common voting shares of the Company were 1,200,000,000, with a par value of 1/6 cent each.
      At December 31, 2005 and 2004, the total issued and outstanding shares of the Company were 89,178,490 and 62,131,232, respectively. The holders of common voting shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.5 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.5 percent. There are various restrictions on the ability of certain shareholders to dispose of their shares.
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
      On March 3, 2004, the Company’s Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares owned by him. The plan covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, 10,000 and 90,000 options were exercised during the first quarter of 2005, exhausting the plan, at the exercise price of $16.67 and $17.50, respectively, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $1.7 million.
      On March 17, 2004, April 6, 2004, November 22, 2004 and March 10, 2005, different shareholders of the Company completed secondary offerings of 4,785,540, 4,000,000, 3,500,000 and 3,704,924 common shares, respectively. The secondary offerings did not have any impact on common shares outstanding. The Company did not receive any proceeds from the secondary offerings but was required to pay offering expenses of approximately $0.5 million for each of the March 17, 2004 and April 6, 2004 secondary offerings only, which were included in general and administrative expenses for the year ended December 31, 2004.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 26, 2004, the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months. On June 2, 2004, the Company repurchased 1,263,865 common shares at $34.50 per common share for a total purchase price of $43.6 million. The closing market price per common share on May 28, 2004 was $34.88. On August 5, 2004, the Company repurchased 625,000 common shares at $35.00 per common share for a total purchase price of $21.9 million. The closing market price per common share on August 3, 2004 was $35.43.
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
      On September 21, 2005, the Company issued 25,850,926 common shares under the Company’s Form S-3 shelf registration statements. The net proceeds to the Company, based upon a price of $24.00 per share, after deducting underwriting discounts and commissions and the estimated expenses of the offering payable by the Company, was approximately $600.0 million which were used for general corporate purposes.
      On September 26, 2005, the Company filed a universal Shelf Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $1.0 billion of debt, trust preferred and/or equity securities.
      As at December 31, 2005, participating directors in the Directors Share Plan discussed above in Note 2 had received three quarterly allotments of share units, resulting in an increase in additional paid-in capital of $0.2 million.

Warrants
      The Company’s founders provided their insurance industry expertise, resources and relationships during the fourth quarter of 2001 to ensure that the Company would be fully operational with key management in place in time for the January 2002 renewal season. In consideration for the founders’ position and commitment, the Company issued warrants to the founding shareholders to purchase, in the aggregate, up to 7,319,160.1 common shares. The original warrants issued expired either five or ten years from the date of issue depending on the grant terms, and will be exercisable at a price per share of $16.67, equal to the price per share paid by investors in the initial private offering.
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
      During the year ended December 31, 2005, Bank of America Securities LLC exercised 146,802.6 warrants in exchange for 86,656 common shares, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount. The remaining warrants outstanding are

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all issued to White Mountains and some of their affiliated companies and will expire ten years after the date of issue.

Dividends
      Quarterly dividends declared on common voting shares and warrants during 2005 amounted to $0.36 per common voting share and warrant at March 31, 2005, June 30, 2005 and September 30, 2005 and $0.075 per common voting share and warrant for the quarter ended December 31, 2005 and were paid on April 15, 2005, July 15, 2005 October 15, 2005 and January 15, 2006, respectively. On February 25, 2005, the Company declared a special dividend in the amount of $5.50 per common share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005. Quarterly dividends declared on common voting shares and warrants during 2004 amounted to $0.34 per common voting share and warrant and were paid on April 15, 2004, July 15, 2004 October 15, 2004 and January 15, 2005. Dividends declared during 2003 were $0.34 per common voting share and warrant and were paid January 15, 2004.

10.	Segment Reporting
      The Company operates through two business segments, Rated Reinsurance and Insurance business and Collateralized Property Catastrophe Retrocessional business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re provides collateralized property catastrophe retrocessional coverage to other reinsurance companies. Blue Ocean Re did not underwrite any policies in 2005. Accordingly, separate income statement segment results are not presented as they are not meaningful.
      The following table summarizes the identifiable assets at December 31, 2005:

Rated Reinsurance and Insurance business	$3,759,653
Collateralized Property Catastrophe Retrocessional business	300,053

Total	$4,059,706

      The following tables set forth a breakdown of the Montpelier Re’s gross premiums written by line of business and by geographic area of risks insured for the years indicated ($ in millions):
Gross Premiums Written by Line

	Years Ended December 31,

	2005		2004		2003

Property Specialty	$357.9	36.6%	$314.0	37.5%	$307.4	37.9%
Property Catastrophe	420.3	42.9	330.3	39.5	315.4	39.0
Other Specialty	200.4	20.5	186.8	22.3	134.1	16.6
Qualifying Quota Share	0.1	0.0	5.9	0.7	52.8	6.5

Total	$978.7	100.0%	$837.0	100.0%	$809.7	100.0%

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Geographic Area of Risks Insured

	Years Ended December 31,

	2005		2004		2003

USA and Canada	$460.5	47.0%	$375.6	44.9%	$381.8	47.1%
Worldwide(1)	332.4	34.0	249.7	29.8	227.6	28.1
United Kingdom and Ireland	50.8	5.2	58.9	7.0	50.4	6.2
Japan	37.3	3.8	36.5	4.4	32.8	4.1
Western Europe, excluding the United Kingdom and Ireland	28.1	2.9	36.1	4.3	35.3	4.4
Worldwide, excluding USA and Canada(2)	23.4	2.4	29.9	3.6	35.8	4.4
Others (1.5% or less)	46.2	4.7	50.3	6.0	46.0	5.7

Total	$978.7	100.0%	$837.0	100.0%	$809.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.
      The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe. No such contracts have been written in 2005 or 2004.
      The following table sets forth a breakdown of the Company’s gross premiums written by broker for the years indicated ($ in millions):
Gross Premiums Written by Broker

	Years Ended December 31,

	2005		2004		2003

Marsh	$272.8	30.3%	$188.7	24.8%	$204.7	28.1%
Benfield(1)	170.7	19.0	133.9	17.6	147.1	20.2
Aon	168.5	18.7	166.9	21.9	145.9	20.0
Willis Group(1)	134.7	15.0	104.1	13.7	120.9	16.6
Other brokers	153.0	17.0	167.2	22.0	110.1	15.1

Total brokers	899.7	100.0%	760.8	100.0%	728.7	100.0%

Direct (no broker)	79.0		76.2		81.0

Total	$978.7		$837.0		$809.7

(1)	Includes QQS gross premiums written

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings (Loss) Per Share
      The reconciliation of basic and diluted earnings (loss) per share is as follows:

	Years Ended December 31,

	2005	2004	2003

Basic earnings (loss) per common share:
Net income (loss) available to common shareholders	$(752,902)	$240,281	$407,178
Weighted average common shares outstanding — Basic	71,757,651	62,633,467	63,392,597

Basic earnings (loss) per common share	$(10.49)	$3.84	$6.42

Diluted earnings (loss) per common share:
Net income (loss) available to common shareholders	$(752,902)	$240,281	$407,178
Weighted average common shares outstanding — Basic	71,757,651	62,633,467	63,392,597
Dilutive effect of warrants	—	3,967,866	3,110,351
Dilutive effect of share options	—	1,105,639	772,339

Weighted average common and common equivalent shares outstanding — Diluted	71,757,651	67,706,972	67,275,287

Diluted earnings (loss) per common share	$(10.49)	$3.55	$6.05

(1)	As there is a net loss for 2005, the warrants, share options and share equivalents are anti-dilutive in the amounts of 3,782,729 warrants, 153,882 share options and 2,614 share equivalents for 2005 and have therefore not been included in the calculation of diluted earnings (loss) per share.

12.	Commitments and Contingent Liabilities

Concentrations of Credit Risk
      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification with restrictions on the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not have an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at December 31, 2005 or 2004. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.
      The Company also underwrites the majority of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company. Concentrations of credit risk with respect to reinsurance balances are as described in Note 5.

Litigation
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at December 31, 2005 or 2004.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments
      The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates. The Company has also entered into operating leases for office equipment and furniture. Future minimum annual commitments under existing leases and future leases to which the Company is committed, are expected to be as follows: 2006-$3.5 million; 2007-$4.3 million; 2008-$4.3 million; 2009-$4.4 million; and 2010-$4.4 million.

13.	Employee Incentive Plans

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
      Incentive awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). Each type of award gives a plan participant the right to receive a payment in cash, common shares or a combination thereof, including in the case of RUSs dividend equivalents at the discretion of the Committee. In the case of SARs, such payment is based on the post-grant appreciation in value of a number of common shares subject to the award if vesting conditions are satisfied. In the case of RSUs, such payment is equal to the value of RSUs subject to the award if vesting conditions are satisfied. In the case of Performance Shares, such payment is equal to an amount varying from 0% to up to 200% of the value of the Performance Shares at the end of a three-year performance period, to the extent performance goals set by the Committee are met.
      All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares, and no awards of SARs or RSUs were made to plan participants. The total number of Performance Share awards outstanding under the LTIP at December 31, 2005 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply).
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
      For the 2002-2004 cycle, the actual harvest ratio as determined by the Compensation and Nominating Committee was 132.0%. On February 28, 2005 the Company paid out the 2002-2004 PUP accrual of $14.0 million.
      For the 2003-2005 and 2004-2006 cycles, the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to shareholders of 18% as measured over the period. Taking into account our results to date as well as the estimated overall combined ratio for the remainder of this performance period, we have adjusted the estimated harvest ratio of 116.4% and 100.0%, respectively, at December 31, 2004 to 0% at December 31, 2005 due to the net losses incurred related to the natural catastrophes which occurred during 2005.

Option Plan
      Under the option plan, options expire ten years after the award date, and are subject to various vesting periods. Options granted under the option plan may be exercised for common shares upon vesting. No more common shares may be issued under the option plan under current Committee approvals. As discussed in Note 9, on March 3, 2004 the Company’s Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares owned by him. The plan covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, 10,000 and 90,000 options were exercised during the first quarter of 2005, exhausting the plan. Also, on March 4, 2005, the Compensating and Nominating Committee of the Board of Directors permitted certain founding executive officers of the Company to exercise their 1,822,500 remaining vested and unvested share options in exchange for unrestricted and restricted shares.
      A summary of options issued and related activity:

	2005		2004		2003

	Options for	Average	Options for	Average	Options for	Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of year	1,922,500	$18.47	2,550,000	$18.08	2,550,000	$18.08
Options granted	—	—	—	—	—	—
Options exercised	1,922,500	18.47	627,500	16.91	—	—
Options forfeited	—	—	—	—	—	—
Options expired	—	—	—	—	—	—
Outstanding end of year	—	$—	1,922,500	$18.47	2,550,000	$18.08
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to 4.8% based on the applicable zero-coupon bond interest rates, expected life of two years after vesting date, expected volatility of 30.0% to 31.2% and a dividend yield of 0.0%.
      A compensation expense of $1.2 million, $2.3 million and $4.0 million was recorded in general and administrative expenses for the years ended December 31, 2005, 2004 and 2003, respectively, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. The options were all converted to unrestricted and restricted shares as described in Note 9 above.

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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Taxation

Bermuda
      The Company and Blue Ocean have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United States
      The Company does not consider itself to be engaged in trade or business in the United States and, accordingly, does not expect to be subject to United States taxation.

Other
      MMSL is subject to the taxation laws of the United Kingdom and MHB is subject to the taxation laws of Barbados.

15.	Statutory Requirements
      Montpelier Re is registered under the Act. Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. To satisfy these requirements, Montpelier Re was required to maintain a minimum level of statutory capital and surplus of $378.5 million and $374.7 million at December 31, 2005 and 2004, respectively. Montpelier Re’s statutory capital and surplus was $1.3 billion and $2.0 billion at December 31, 2005 and 2004, respectively, of which $1.9 billion and $1.2 billion is fully paid up share capital.
      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by Montpelier Re to the Company, without such notification, was $319.6 million and $489.4 million at December 31, 2005 and 2004, respectively.
      Montpelier Re is also required to maintain a minimum liquidity ratio, which was met for both years ended December 31, 2005 and 2004.

16.	Subsequent Events
      On January 6, 2006, the Company raised $100.0 million through a private sale of trust preferred securities. The trust preferred securities were issued by a newly formed statutory trust, Montpelier Capital Trust III, which is wholly-owned by the Company. The securities have a fixed rate of interest of 8.55% per annum through March 30, 2011, and thereafter a floating interest rate of 3-month LIBOR plus 380 basis points, reset quarterly. The securities mature on March 30, 2036, and may be called at par by the Company at any time after March 30, 2011.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Unaudited Quarterly Financial Data

	March 31,	June 30,	September 30,	December 31,
Quarters Ended	2005	2005	2005	2005

Gross premiums written	$306,273	$275,648	$289,995	$106,814
Net premiums written	279,437	231,634	237,657	8,267
Net premiums earned	180,531	227,107	281,331	159,517
Net investment income	21,414	19,060	20,550	25,981
Net realized gains (losses) on investments	12,338	16,876	17,079	(5,661)
Net foreign exchange losses	(3,355)	(3,758)	(781)	(2,145)
Other income	—	—	—	806
Total revenues	210,928	259,285	318,179	178,498
Loss and loss adjustment expenses	79,524	81,523	1,159,423	190,231
Acquisition costs	37,364	49,941	43,186	35,780
General & administrative expenses	15,238	15,206	(13,316)	8,815
Financing expense	4,267	3,890	4,068	4,629
Total expenses	136,393	150,560	1,193,361	239,455
Income (loss) before minority interest and taxes	74,535	108,725	(875,182)	(60,957)
Minority Interest — Blue Ocean	—	—	—	13
Income tax expense (recovery)	30	18	(34)	22
Net income (loss)	$74,505	$108,707	$(875,148)	$(60,966)
Basic earnings (loss) per common share	$1.19	$1.72	$(12.16)	$(0.68)
Diluted earnings (loss) per common share	$1.11	$1.62	$(12.16)	$(0.68)
Weighted average shares — basic	62,580,009	63,327,564	71,944,539	89,178,490
Weighted average shares — diluted	67,729,778	66,949,587	71,944,539	89,178,490
Loss ratio	44.1%	35.9%	412.0%	119.2%
Expense ratio	29.1%	28.7%	10.7%	28.0%
Combined ratio	73.2%	64.6%	422.7%	147.2%
      In the third quarter of 2005, the Company recorded an estimated negative impact on net income related to Hurricanes Katrina and Rita and other catastrophes of approximately $972 million. In the fourth quarter of 2005 the Company recorded an estimated net impact of $144.2 million from Wilma and increases in loss estimates relating to the third quarter of 2005 catastrophes.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
Quarters Ended	2004	2004	2004	2004

Gross premiums written	$333,225	$210,418	$184,443	$108,965
Net premiums written	297,370	182,200	170,848	98,898
Net premiums earned	190,824	193,633	209,982	193,076
Net investment income	15,282	16,263	18,016	19,511
Net realized gains on investments	1,736	1,436	1,994	2,082
Net foreign exchange gains (losses)	1,009	(1,033)	1,227	5,796
Total revenues	208,851	210,299	231,219	220,465
Loss and loss adjustment expenses	46,185	40,172	263,461	54,984
Acquisition costs	35,704	43,862	32,571	40,642
General & administrative expenses	13,711	14,816	8,897	17,870
Financing expense	4,170	4,441	4,302	4,621
Total expenses	99,770	103,291	309,231	118,117
Income (loss) before taxes	109,081	107,008	(78,012)	102,348
Income tax expense (recovery)	38	25	158	(77)
Net income (loss)	$109,043	$106,983	$(78,170)	$102,425
Basic earnings (loss) per common share	$1.72	$1.70	$(1.26)	$1.65
Diluted earnings (loss) per common share	$1.59	$1.57	$(1.26)	$1.53
Weighted average shares — basic	63,409,264	63,078,809	62,012,065	62,033,732
Weighted average shares — diluted	68,769,273	67,942,191	62,012,065	67,068,252
Loss ratio	24.2%	20.7%	125.5%	28.5%
Expense ratio	25.9%	30.3%	19.7%	30.3%
Combined ratio	50.1%	51.0%	145.2%	58.8%

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule
	Page	Number

Summary of Investments — Other than Investments in Related Parties as at December 31, 2005	S-2	I
Condensed Financial Information of Registrant	S-3	II
Supplementary Insurance Information for the years ended December 31, 2005, 2004, and 2003	S-6	III
Reinsurance for the years ended December 31, 2005, 2004 and 2003	S-7	IV
Note: Other Schedules have been omitted as they are not applicable to the Company

MONTPELIER RE HOLDINGS LTD.
SCHEDULE I
Summary of Investments
Other than Investments in Related Parties
As at December 31, 2005
(Expressed in thousands of United States dollars)

			Amount Shown
	Cost or	Estimated	in the
Type of Investment	Amortized Cost	Fair Value	Balance Sheet

Fixed maturities:
U.S. government	$301,901	$298,563	$298,563
U.S. government-sponsored enterprises	607,676	596,631	596,631
Non U.S. government	30,484	28,814	28,814
Corporate debt securities	757,087	750,477	750,477
Mortgage-backed and asset-backed securities	637,166	632,569	632,569

Total fixed maturities	2,334,314	2,307,054	2,307,054
Equity investments:	96,982	113,553	113,553
Other investments:	30,000	31,569	31,569
Cash and cash equivalents	450,146	450,146	450,146

Total investments, cash and cash equivalents	$2,911,442	$2,902,322	$2,902,322

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed Financial Information of Registrant
Condensed Balance Sheets — Parent Company only
As at December 31, 2005 and 2004
(Expressed in thousands of United States dollars)

	2005	2004

ASSETS
Cash and cash equivalents, at fair value	$4,996	$12,622
Investment in consolidated subsidiaries, on an equity basis	1,332,341	2,017,095
Other assets	1,236	1,128

Total Assets	$1,338,573	$2,030,845

LIABILITIES
Accounts payable and accrued expenses	6,573	6,325
Debt	249,084	248,963
Dividends payable	7,226	23,613
Other Liabilities	18,031	—

Total Liabilities	$280,914	$278,901

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2005; 89,178,490 shares (2004 — 62,131,232)	149	104
Additional paid-in capital	1,714,904	1,111,735
Accumulated other comprehensive income (loss)	(9,081)	55,094
Retained earnings (deficit)	(648,313)	585,011

Total Shareholders’ Equity	1,057,659	1,751,944

Total Liabilities and Shareholders’ Equity	$1,338,573	$2,030,845

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed Financial Information of Registrant
Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(Expressed in thousands of United States Dollars, except share amounts)

	2005	2004	2003

REVENUES
Equity in net earnings (loss) of subsidiaries	$(731,579)	$261,871	$421,907
Management fee from subsidiary	—	—	5,000
Other income	164	331	52

Total Revenue	(731,415)	262,202	426,959
EXPENSES
Financing expense	15,433	15,433	8,731
Payment on settlement of interest rate swap	—	—	1,002
Other expenses	6,054	6,488	10,047

Total Expenses	21,487	21,921	19,780

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(752,902)	$240,281	$407,179

MONTPELIER RE HOLDINGS LTD.
SCHEDULE II
Condensed Financial Information of Registrant
Statements of Cash Flows — Parent company only
For the Years Ended December 31, 2005, 2004 and 2003
(Expressed in thousands of United States dollars)

	2005	2004	2003

Cash flows provided by (used in) operating activities:
Net income (loss)	$(752,902)	$240,281	$407,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings (loss) of subsidiaries	731,579	(261,871)	(421,907)
Compensation recognized under stock option plan	1,244	2,305	4,040
Accretion of Senior Notes	121	120	50
Change in:
Other assets and liabilities	18,170	220	12,554

Net cash provided by (used in) operating activities	(1,788)	(18,945)	1,916

Cash flows provided by (used in) investing activities:
Net capital contribution from (to) subsidiary	(111,000)	122,910	(47,161)

Net cash provided by (used in) investing activities	(111,000)	122,910	(47,161)

Cash flows provided by (used in) financing activities:
Issue of common shares	622,393	10,612	—
Repurchase of common shares	—	(65,476)	—
Repayment of debt	—	—	(150,000)
Net proceeds received from issuance of Senior Notes	—	—	248,792
Dividends paid	(496,808)	(95,274)	—
Direct equity offering expenses	(20,423)	—	(170)

Net cash provided by (used in) financing activities	105,162	(150,138)	98,622

Increase (decrease) in cash and cash equivalents	(7,626)	(46,173)	53,377

Cash and cash equivalents — Beginning of year	12,622	58,795	5,418

Cash and cash equivalents — End of year	$4,996	$12,622	$58,795

MONTPELIER RE HOLDINGS LTD.
SCHEDULE III
Supplementary Insurance Information
As at and for the Periods Ended December 31, 2005, 2004, and 2003
(Expressed in thousands of United States dollars)

		Future Policy				Net Benefits,	Amortization
	Deferred	Benefits,				Claims, Losses	of Deferred
	Policy	Losses, Claims		Net	Net	and	Policy	Other	Gross
	Acquisition	and Loss	Unearned	Premiums	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

2005 — Property and Casualty	$53,445	$1,781,940	$262,850	$848,486	$87,005	$1,510,701	$159,465	$25,943	$978,730
2004 — Property and Casualty	$59,031	$549,541	$287,546	$787,515	$69,072	$404,802	$145,184	$55,294	$837,051
2003 — Property and Casualty	$59,817	$249,791	$318,673	$705,333	$50,148	$164,107	$120,752	$50,021	$809,733

MONTPELIER RE HOLDINGS LTD.
SCHEDULE IV
Reinsurance
As at and for the Periods Ended December 31, 2005, 2004 and 2003
(Expressed in thousands of United States dollars)

		Ceded to	Assumed from		Percentage of
	Direct	Other	Other		Amount Assumed
	Amount(1)	Companies	Companies(1)	Net Amount	to Net

2005 — Property and Casualty	$38,678	$221,735	$940,052	$756,995	124%
2004 — Property and Casualty	$49,409	$87,735	$787,641	$749,316	105%
2003 — Property and Casualty	$58,654	$31,758	$751,079	$777,975	97%

(1)	During 2004, the Company refined the classification of gross premiums written between direct insurance and reinsurance assumed from other companies for prior years. There was no effect on total gross premiums written.