Form 10-Q
period 2006-03-31
MONTPELIER RE HOLDINGS LTD
filed 2006-05-09
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
      As of May 8, 2006, the Registrant had 89,179,407 common voting shares outstanding, with a par value of 1/6  cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Fixed maturities, at fair value:
Available-for-sale (amortized cost: 2006 — $2,328,188; 2005 — $2,334,314)	$2,297,858	$2,307,054
Trading (cost: 2006 — $316,120)	314,431	—
Equity investments, at fair value (cost: 2006 — $115,434; 2005 — $96,982)	143,128	113,553
Other investments, at estimated fair value (cost: 2006 — $33,093; 2005 — $30,000)	35,390	31,569

Total investments	2,790,807	2,452,176
Cash and cash equivalents	230,285	450,146
Unearned premium ceded	97,185	83,777
Premiums receivable	283,868	270,947
Securities lending collateral	273,559	315,591
Investment trades pending	—	4,747
Funds withheld	1,609	1,456
Deferred acquisition costs	49,844	53,445
Reinsurance receivable on paid losses	52,857	55,570
Reinsurance recoverable on unpaid losses	291,610	305,745
Accrued investment income	23,908	22,087
Other assets	8,137	44,019

Total Assets	$4,103,669	$4,059,706

LIABILITIES
Loss and loss adjustment expense reserves	1,684,954	1,781,940
Unearned premium	290,520	262,850
Reinsurance balances payable	171,638	205,094
Investment trades pending	6,021	—
Securities lending payable	273,559	315,591
Debt	352,208	249,084
Accounts payable, accrued expenses and other liabilities	13,883	16,374
Dividends payable	7,261	7,226

Total Liabilities	2,800,044	2,838,159

Minority Interest — Blue Ocean preferred shares	56,190	54,166
Minority Interest — Blue Ocean common shares	147,257	109,722

Total Minority Interest	203,447	163,888

Commitments and Contingent Liabilities

SHAREHOLDERS’ EQUITY
Common voting shares:1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at March 31, 2006; 89,179,407 shares (2005 — 89,178,490)	149	149
Additional paid-in capital	1,716,207	1,714,904
Accumulated other comprehensive loss	(420)	(9,081)
Retained deficit	(615,758)	(648,313)

Total Shareholders’ Equity	1,100,178	1,057,659

Total Liabilities, Minority Interest and Shareholders’ Equity	$4,103,669	$4,059,706

The accompanying Notes to the Consolidated Financial Statements are an integral part of the
Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
(Expressed in thousands of United States Dollars, except share amounts)

	2006	2005

	(Unaudited)
REVENUES
Gross premiums written	$224,918	$306,273
Reinsurance premiums ceded	(79,214)	(26,836)

Net premiums written	145,704	279,437
Change in net unearned premiums	(14,261)	(98,906)

Net premiums earned	131,443	180,531
Net investment income	28,777	21,414
Net realized (losses) gains on investments	(6,836)	12,338
Net foreign exchange gains (losses)	549	(3,355)
Other income	286	—

Total Revenues	154,219	210,928

EXPENSES
Loss and loss adjustment expenses	50,889	79,524
Acquisition costs	33,947	37,364
General and administrative expenses	14,678	15,238
Financing expense	7,103	4,267
Other operating expense	4,825	—

Total Expenses	111,442	136,393

Income before minority interest and taxes	42,777	74,535

Minority Interest — Blue Ocean	2,921	—
Income tax expense	40	30

NET INCOME	$39,816	$74,505

COMPREHENSIVE INCOME
Net income	$39,816	$74,505
Other comprehensive income (loss)	8,661	(38,457)

Comprehensive income	$48,477	$36,048

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	89,179,101	62,580,009
Diluted	89,905,682	67,279,778
Basic earnings per common share	$0.45	$1.19

Diluted earnings per common share	$0.44	$1.11

The accompanying Notes to the Consolidated Financial Statements are an integral part of the
Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and 2005
(Expressed in thousands of United States Dollars)

	2006	2005

	(Unaudited)
Common voting shares
Balance — beginning of period	$149	$104
Issue of common shares	—	2

Balance — end of period	149	106

Additional paid-in-capital
Balance — beginning of period	1,714,904	1,111,735
Issue of common shares	—	1,740
Compensation recognized under stock option plan	—	1,244
Share-based compensation	1,234	—
Director participation in directors’ share plan	69	—

Balance — end of period	1,716,207	1,114,719

Accumulated other comprehensive income (loss)
Balance — beginning of period	(9,081)	55,094
Net change in unrealized gains (losses) on investments	8,657	(38,449)
Net change in currency translation adjustments	4	(8)

Balance — end of period	(420)	16,637

Retained earnings (deficit)
Balance — beginning of period	(648,313)	585,011
Net income	39,816	74,505
Dividends on common shares	(7,261)	(413,129)

Balance — end of period	(615,758)	246,387

Total Shareholders’ Equity	$1,100,178	$1,377,849

The accompanying Notes to the Consolidated Financial Statements are an integral part of the
Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in thousands of United States Dollars)

	2006	2005

	(Unaudited)
Cash flows provided by operating activities:
Net income	$39,816	$74,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	2,235	2,504
Depreciation	317	353
Equity in earnings of other ventures	(126)	—
Share-based compensation	1,234	—
Compensation recognized under stock option plan	—	1,244
Net realized (gains) losses on investments	6,836	(12,338)
Net realized loss on sale of equipment	5	—
Accretion of Senior Notes	30	31
Change in:
Unearned premium ceded	(13,408)	(7,767)
Premiums receivable	(12,921)	(100,878)
Funds withheld	(153)	(236)
Deferred acquisition costs	3,601	(9,834)
Reinsurance receivable on paid losses	2,713	—
Reinsurance recoverable on unpaid losses	14,135	(16,593)
Accrued investment income	(1,821)	4,543
Other assets	36,642	433
Loss and loss adjustment expense reserves	(96,986)	41,124
Unearned premium	27,670	106,674
Reinsurance balances payable	(33,456)	18,342
Accounts payable, accrued expenses and other liabilities	(2,491)	(15,869)
Minority interest in undistributed net income of Blue Ocean	2,921	—
Other	4	(8)

Net cash (used in) provided by operating activities	(23,203)	86,230

Cash flows (used in) provided by investing activities:
Purchases of fixed maturities	(1,554,233)	(272,734)
Purchases of equity investments	(22,953)	(9,250)
Proceeds from sale and maturity of fixed maturities	1,246,294	670,700
Proceeds from sale of equity investments	5,832	46,412
Investment of securities lending collateral	42,032	77,634
Purchases of equipment	(1,083)	(64)
Proceeds on sale of equipment	4	—

Net cash (used in) provided by investing activities	(284,107)	512,698

Cash flows provided by (used in) financing activities:
Net increase in minority interest	36,638	—
Issue of common shares	69	1,742
Securities lending collateral received	(42,032)	(77,634)
Dividends paid	(7,226)	(411,363)
Proceeds from issuance of junior subordinated debt securities	100,000	—

Net cash provided by (used in) financing activities	87,449	(487,255)

(Decrease) increase in cash and cash equivalents	(219,861)	111,673

Cash and cash equivalents — Beginning of period	450,146	110,576

Cash and cash equivalents — End of period	$230,285	$222,249

The accompanying Notes to the Consolidated Financial Statements are an integral part of the
Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars,
except per share amounts or as where otherwise described)
(Unaudited)

1.	Basis of Presentation and Consolidation
      These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned subsidiaries Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Agency Ltd. (“MAL”). They also include the accounts of Loudoun Re (“Loudoun”) and Blue Ocean Re Holdings Ltd. (“Blue Ocean”) as discussed below.
      Montpelier Re has two wholly-owned subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001, and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, was the registered holder of certain types of securities, including United States equity securities. On February 1, 2005, all securities held by MHB were transferred to the Montpelier Re investment portfolio. Loudoun is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during 2004 through the issuance of a surplus note. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), Loudoun is consolidated into the financial statements of Montpelier Re. On December 30, 2005, Montpelier Re invested in Blue Ocean, the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is incorporated in Bermuda and is registered as a Class 3 insurer and writes property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at March 31, 2006, Montpelier Re beneficially owned 1,065,990 shares, or 41.8% of Blue Ocean’s outstanding common shares and 33.6% of the preferred shares. Blue Ocean is considered a “variable interest entity” (“VIE”) as defined by FIN 46R. Montpelier Re has been determined to be the primary beneficiary and, as a result, Blue Ocean is presently consolidated into the financial statements of the Company. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.
      The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for subsequent quarters or the full fiscal year. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for loss and loss adjustment expenses, losses recoverable and estimates of written and earned premiums.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies

Investments and cash
      Montpelier Re’s fixed maturity and equity investments are classified as available-for-sale and are carried at fair value, based on quoted market prices. Blue Ocean’s fixed maturity investments are classified as trading and are carried at fair value. The net unrealized appreciation or depreciation on fixed maturities and equity investments classified as available-for-sale are included in accumulated other comprehensive income. The net unrealized appreciation or depreciation on fixed maturities classified as trading are included in net realized gains (losses) on investments.
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
      Investments are recorded on a trade date basis. Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized.
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

Catastrophe Bond
      The Company has purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. Both tranches of the cover respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by the Company. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction. The Company entered into the transaction as part of the Company’s overall risk management strategy.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Employee Incentive Plans
      Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the quarter ending March 31, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The adoption of FAS 123(R) was not material.

3.	Reinsurance
      During the three months ended March 31, 2006 and 2005, the Company purchased retrocessional excess of loss protection against risk losses on the direct and facultative book and against catastrophes on the Company’s overall property writings. During the first quarter of 2006 we also purchased a greater amount of additional large event protection coverage including Industry Loss Warranty (“ILWs”) reinsurance protection designed to reduce our net exposure to large catastrophes. In addition, we purchased quota share protection against our 2006 property business, specific protection for our direct and facultative business, and retrocessional stop-loss protection against losses on the Company’s casualty writings and against the Company’s sabotage and terrorism writings. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against gross premiums written.
      The earned reinsurance premiums ceded were $65.8 million and $16.1 million for the three months ended March 31, 2006 and 2005, respectively. Total recoveries netted against loss and loss adjustment expenses was $35.6 million and $17.0 million for the three months ended March 31, 2006 and 2005, respectively.
      Fees paid in relation to the catastrophe bond purchased on December 30, 2005 are calculated at 12.75% plus 8 basis points per annum on the first tranche of $75.0 million plus 13.5% plus 8 basis points on the second tranche of $15.0 million. Fees are payable quarterly, and the first payment of $3.4 million was made on April 7, 2006.
      The ratings* of the Company’s reinsurers related to reinsurance receivable on paid losses are as follows:

Rating	Amount	% of Total

A++	$36,710	69.4%
A+	468	0.9%
A	15,207	28.8%
A-	313	0.6%
B+	159	0.3%

Total Receivable on paid losses	$52,857	100.0%

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The ratings* of the Company’s reinsurers related to reinsurance recoverable on unpaid losses are as follows:

Rating	Amount	% of Total

A++	$73,468	25.2%
A+	28,797	9.9%
A	142,348	48.8%
A-	22,429	7.7%
B+	21,560	7.4%
Not Rated	3,008	1.0%

Total Recoverable on unpaid losses	$291,610	100.0%

*	Ratings from A.M. Best as at March 31, 2006.
      The Company does not believe that there are any amounts uncollectible from its reinsurers at this time.

4.	Investments

Other Investments
      Symetra, one of the Company’s unquoted investments, is carried at an estimated fair value of $22.1 million and $19.9 million at March 31, 2006 and 2005, respectively, based on reported net asset values and other information available to management, with the unrealized gain (loss) included in accumulated other comprehensive income.
      Rockridge, another unquoted investment, is carried at $10.2 million at March 31, 2006 using the equity method of accounting. See “Related Party Transactions” for additional details.
      The Company previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). During the three months ended March 31, 2005, the Company sold 1.7 million of its Aspen common shares for total proceeds of $41.1 million resulting in a total gain of $15.8 million.

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
      The Company incurred interest expense on the Senior Notes for each of the three months ended March 31, 2006 and 2005 of $3.8 million and paid interest of $7.7 million.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Junior Subordinated Debt Securities
      On January 6, 2006, the Company participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”) issued by Montpelier Capital Trust III. The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option at par beginning March 30, 2011, and require quarterly distributions of interest by Montpelier Capital Trust III to the holders of the Trust Preferred Securities. Distributions of interest will be payable at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued 3,093 of its common securities to the Company for a purchase price of $3.1 million, which constitutes all of the issued and outstanding common securities of Montpelier Capital Trust III. The Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments in the consolidated balance sheet.
      Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036 in the principal amount of $103.1 million issued by the Company (the “Debentures”). The Debentures issued by the Company pay interest at the same rates as the Trust Preferred Securities discussed above. The net proceeds of $99.5 million from the sale of the Debentures to Montpelier Capital Trust III, after the deduction of approximately $0.5 million of commissions paid to the placement agents in the transaction and approximately $3.1 million representing the Company’s investment in Montpelier Capital Trust III, will be used by the Company to fund ongoing reinsurance operations and for general working capital purposes.
      The Company incurred interest expense related to the Debentures for the three months ended March 31, 2006 of $2.0 million, all of which was payable at March 31, 2006.

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
      The following table details the Company’s and Montpelier Re’s credit facilities as at March 31, 2006 ($ in millions):

	Credit Line	Usage	Expiry Date	Purpose

Secured operational LOC facility:
Syndicated facility: Tranche A	$250.0	$248.5	May 2006	General Corporate
Syndicated facility: Tranche B	$225.0	$207.1	Aug. 2010	General Corporate
Syndicated 364 Day facility	$1,000.0	$242.5	Nov. 2006	General Corporate
Bilateral facility A	$100.0	$73.4	Sept. 2007	General Corporate
      On August 4, 2005, Montpelier Re renewed Tranche A of its syndicated collateralized, 364-day facility in the amount of $250.0 million, in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 2003. Montpelier Re is currently negotiating with a syndicate of commercial banks to refinance the Tranche A commitments under the August 4, 2005 credit agreement in addition to the commitments under the November 15, 2005 letter of credit agreement. The agreement is expected to be finalized during the second quarter of 2006. On August 4, 2005 Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010. On November 15, 2005 Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $1.0 billion in letters of credit.
      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the three months ended March 31, 2006 and 2005, both the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities are secured by cash and investments.
      Effective January 10, 2006, Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75.0 million. There were no letters of credit issued under this facility at March 31, 2006.
      As Blue Ocean Re writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at March 31, 2006, restricted assets associated with the trust funds consisted of cash of $1.6 million and fixed maturities of $81.3 million.

6.	Related Party Transactions
      White Mountains Insurance Group (“White Mountains”) beneficially owned 14.0% and 19.1% of the Company as at March 31, 2006 and 2005, respectively.
      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values of assets held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average fee of 0.09% and 0.14% for the three month periods ended March 31, 2006 and 2005, respectively, related to White Mountains Advisors. The Company incurred an average fee of 1.00% for the three months ended March 31, 2006 related to Prospector Partners LLC (“Prospector”). The Company’s Chairman of the Finance Committee is a member of the Board of Directors of White Mountains and from November 2002 to August 2005 served as the non-executive Deputy Chairman of White Mountains, Chairman and President of White Mountains Advisors LLC and as an officer of various other subsidiaries of White Mountains. The Company’s Finance Committee Chairman is also either manager or investment manager of various funds sponsored by Prospector which own less than 5% of the Company’s common shares. Prospector has entered into investment management agreements with White Mountains Advisors pursuant to which Prospector manages White Mountains’ common equity portfolios and the Company’s public market equity portfolio.

	Three Months
	Ended
	March 31,

	2006	2005

	($ in millions)
Investment manager fees expensed – White Mountains Advisors	$0.6	$0.8
Investment manager fees expensed – Prospector	$0.3	$—
Investment manager fees payable – White Mountains Advisors	$0.7	$0.8
Investment manager fees payable – Prospector	$0.3	$—

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains. For each of the three months ended March 31, 2006 and 2005, $0.3 million was received in gross premiums related to these contracts.
      Montpelier Re ceded reinsurance premium to Rockridge during the three months ended March 31, 2006 of $0.2 million, which accounted for 100% of the gross premiums written by Rockridge for the three months ended March 31, 2006. Montpelier Re’s earnings in the equity of Rockridge are included in Other Income. Montpelier Re did not have a reinsurance recoverable balance due from Rockridge at March 31, 2006. At March 31, 2006 the Company owed Rockridge $0.4 million for premiums ceded and commissions.
      During the three months ended March 31, 2006, Blue Ocean Re expensed $0.3 million in underwriting fees related to the Underwriting Agreement that MAL has entered into with Blue Ocean. These are included as other income in MAL and eliminated in the Company’s consolidated financial statements. Currently the Company consolidates the results of Blue Ocean.

7.	Minority Interest
      As at March 31, 2006, the Company beneficially owned 1,065,990 shares, or 41.8% of Blue Ocean’s outstanding common shares and 33.6% of the preferred shares. As the Company has been determined to be the primary beneficiary, Blue Ocean, which the Company has determined is a VIE for accounting purposes under FIN 46R, is presently consolidated into the financial statements of the Company. The 58.2% of Blue Ocean’s earnings and shareholders’ equity held by third parties is recorded in the consolidated financial statements as minority interest.
      On December 31, 2005, Blue Ocean issued 83,000 13% Series A Preferred Shares at $1,000 per share. Gross proceeds were $83.0 million and related expenses were $1.3 million. On January 13, 2006, Blue Ocean issued an additional 255 13% Series A Preferred Shares at $1,000 per share. Gross proceeds were $255,000. Upon dissolution of Blue Ocean, the holders of the Preferred Shares would be entitled to receive a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends. Dividends on the Preferred Shares are payable on a cumulative basis annually in arrears on March 31st of each year commencing on March 31, 2007. The proceeds were used by Blue Ocean for general corporate purposes.
      Blue Ocean may redeem the Preferred Shares on or after March 31, 2008, at a redemption price of $1,000 per share plus any accrued but unpaid dividends. In the event that there is a change in control of the Company each preferred shareholder of Blue Ocean will have the right to require Blue Ocean to redeem all or a portion of such preferred shareholder’s Preferred Shares at a price per share equal to 104% of the liquidation preference of the Preferred Shares plus any accrued but unpaid dividends to the date fixed for redemption. Such redemptions will be made only to the extent permitted under applicable law and regulations.
      “Minority interest — Blue Ocean preferred shares” on the Company’s consolidated balance sheet represents the preferred shares owned by the minority shareholders of Blue Ocean as at the periods noted below:

	March 31,	December 31,
	2006	2005

Balance — Beginning of period	$54,166	$—
Issue of preference shares	—	55
Additional paid-in-capital	255	54,945
Preferred dividends	1,769	—
Offering expenses	—	(834)

Balance — end of period	$56,190	$54,166

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholders’ Equity
      For the three months ended March 31, 2006, participating directors in the Directors Share Plan received their quarterly allotment of share units, resulting in an increase in additional paid-in capital of $0.1 million.
      On March 3, 2004, the Company’s Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares. The plan covered the possible exercise of 600,000 options and associated share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, 10,000 and 90,000 options were exercised during the first quarter of 2005, exhausting the plan, at the exercise price of $16.67 and $17.50, respectively, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $1.7 million.
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

Warrants
      During the three months ended March 31, 2005, Bank of America Securities LLC exercised 146,802.6 warrants in exchange for 86,656 common shares, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount. The remaining warrants outstanding are all issued to White Mountains and some of its affiliated companies and will expire on January 3, 2012.

Dividends
      Quarterly dividends declared on common voting shares and warrants for the three months ended March 31, 2006 and 2005 amounted to $0.075 per common voting share and warrant and $0.36 per common voting share, respectively and were paid on April 15, 2006 and 2005, respectively. On February 25, 2005, the Company declared a special dividend in the amount of $5.50 per common share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005.
      The total amount of dividends paid to holders of the Company’s common voting shares and warrants for the three months ended March 31, 2006 and 2005 was $7.2 million and $411.4 million, respectively.

9.	Segment Reporting
      The Company operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re commenced writing collateralized property catastrophe retrocessional coverage to other reinsurance companies on January 1, 2006. The creation of Blue Ocean Re gave rise to the new segment for 2006, Collateralized Property Catastrophe Retrocessional Business. Accordingly, no comparative segment information has been provided for the three months ended March 31, 2005.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the significant components of our revenues and expenses by segment is as follows for the three months ended March 31, 2006:

		Collateralized Property
	Rated Reinsurance	Catastrophe
	and Insurance Business	Retrocessional Business	Total

Gross premiums written	$203.0	$21.9	$224.9
Gross premiums earned	192.9	4.3	197.2
Reinsurance premiums ceded earned	65.8	—	65.8
Net premiums earned	127.1	4.3	131.4
Loss and loss adjustment expenses	50.9	—	50.9
Acquisition costs	33.6	0.3	33.9
General and administrative expenses	14.5	0.2	14.7

Underwriting income	28.1	3.8	31.9

Net investment income	25.5	3.3	28.8
Other operating expense	4.8	—	4.8
Financing expense	7.1	—	7.1
Other income	0.2	—	0.2

Net income before realized losses and foreign exchange	41.9	7.1	49.0

Net realized losses on investments	(4.7)	(2.1)	(6.8)
Net foreign exchange gains	0.5	—	0.5

Net income before minority interest	$37.7	$5.0	$42.7

Minority interest — Blue Ocean			2.9

Net income			$39.8

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)			8.7

Comprehensive income			$48.5

(1)	Relates to Rated Reinsurance and Insurance Business only.
      The following table summarizes the identifiable assets by segment at March 31, 2006:

Rated Reinsurance and Insurance Business	$3,742,211
Collateralized Property Catastrophe Retrocessional Business	361,458

Total	$4,103,669

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):
Gross Premiums Written by Line

	Three Months Ended March 31,

	2006		2005

Rated Reinsurance and Insurance Business
Property Specialty	$64.2	28.5%	$79.4	26.0%
Property Catastrophe	96.6	43.0	155.8	50.9
Other Specialty	42.5	18.9	70.1	22.8
Qualifying Quota Share	(0.3)	(0.1)	1.0	0.3

	203.0	90.3%	306.3	100.0%

Collateralized Property Catastrophe Retrocessional Business	21.9	9.7	—	—

Total	$224.9	100.0%	$306.3	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended March 31,

Rated Reinsurance and Insurance Business	2006		2005

USA and Canada	$123.7	60.9%	$128.8	42.0%
Worldwide(1)	28.1	13.8	111.3	36.3
Western Europe, excluding the United Kingdom and Ireland	16.2	8.0	17.7	5.8
Worldwide, excluding USA and Canada(2)	13.3	6.6	8.9	2.9
Japan	3.6	1.8	5.5	1.8
United Kingdom and Ireland	2.6	1.3	17.9	5.9
Others (1.8% or less)	15.5	7.6	16.2	5.3

Total	$203.0	100.0%	$306.3	100.0%

	Three Months Ended March 31,

Collateralized Property Catastrophe Retrocessional Business	2006		2005

USA/ Caribbean	$13.9	63.4%	$—	—%
Worldwide, excluding USA and Canada(2)	3.8	17.4	—	—
Worldwide(1)	2.4	11.0	—	—
USA and Canada	1.8	8.2	—	—

Total	$21.9	100.0%	$—	—%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.
      The Qualifying Quota Share contracts are worldwide in nature, with the majority of business related to North America and Europe. No such contracts have been written in 2006 or 2005.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):
Gross Premiums Written by Broker

	Three Months Ended March 31,

Rated Reinsurance and Insurance Business	2006		2005

Marsh	$66.8	35.0%	$76.1	26.4%
Benfield(1)	38.7	20.3	55.7	19.3
Willis Group(1)	24.8	13.0	52.8	18.3
Aon	19.6	10.3	45.3	15.7
Other brokers	40.9	21.4	58.7	20.3

Total brokers	190.8	100.0%	288.6	100.0%

Direct (no broker)	12.2		17.7

Total	$203.0		$306.3

	Three Months Ended March 31,

Collateralized Property Catastrophe Retrocessional Business	2006		2005

Benfield	$7.9	36.1%	$—	—%
Willis Group	5.2	23.7	—	—
Aon	3.8	17.4	—	—
Marsh	3.2	14.6	—	—
Other brokers	1.8	8.2	—	—

Total brokers	$21.9	100.0%	$—	—%

(1)	Includes QQS gross premiums written.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share
      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,

	2006	2005

Basic earnings per common share:
Net income available to common shareholders	$39,816	$74,505
Weighted average common shares outstanding — Basic	89,179,101	62,580,009

Basic earnings per common share	$0.45	$1.19

Diluted earnings per common share:
Net income available to common shareholders	$39,816	$74,505
Weighted average common shares outstanding — Basic	89,179,101	62,580,009
Dilutive effect of warrants	664,512	4,084,240
Dilutive effect of share equivalents	62,069	—
Dilutive effect of share options	—	615,529

Weighted average common and common equivalent shares outstanding — Diluted	89,905,682	67,279,778

Diluted earnings per common share	$0.44	$1.11

11.	Commitments and Contingent Liabilities

Concentrations of Credit Risk
      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification with restrictions on the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not have an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at March 31, 2006 or 2005. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.
      The Company also underwrites the majority of its reinsurance and insurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company. Concentrations of credit risk with respect to reinsurance balances are as described in Note 3.

Litigation
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at March 31, 2006 or 2005.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Employee Incentive Plans

Montpelier Long-Term Incentive Plan (“LTIP”)
      The LTIP is the Company’s primary long-term incentive scheme for certain key employees, non-employee directors and consultants of the Company and its subsidiaries. At the discretion of the Board’s Compensation and Nominating Committee (the “Committee”), incentive awards, the value of which is based on the Company’s common shares, may be made to eligible plan participants. For additional detail regarding the LTIP plan refer to the Company’s audited consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.
      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares. The total number of Performance Share awards outstanding under the LTIP at March 31, 2006 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Due to the impact of the hurricanes which occurred during 2005 on the Company’s results we have estimated the LTIP liability and the LTIP expense using a 0% harvest ratio at March 31, 2006 and therefore there is no estimated payout related to this performance period.
      For the 2006-2008 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. The total number of Performance Share awards outstanding under the LTIP at March 31, 2006 was 167,000 (or up to 334,000 common shares should the maximum harvest of 200% of awards for the 2006-2008 performance period apply). The Company has estimated the LTIP liability and LTIP expense initially using a 100% harvest ratio and will reassess the harvest ratio used in the calculation of the LTIP liability at June 30, 2007 and each quarter thereafter.
      In addition, on January 1, 2006, the Company granted 447,500 Restricted Stock Units (“RSU”) to certain eligible plan participants related to the 2006-2008 performance period. The RSU share-based compensation cost was valued at $7.9 million using the weighted average grant date fair value of $18.27. The Company expensed $1.2 million of this amount during the three months ended March 31, 2006. The unrecognized share-based compensation cost of $6.7 million at March 31, 2006 is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008.

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
      For the 2003-2005 cycle, the actual harvest ratio as determined by the Compensation and Nominating Committee was 0%.
      For the 2004-2006 cycle the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Taking into account the Company’s results to date as well as the estimated overall combined ratio for the remainder of this performance period, the Company has used a 0% estimated harvest ratio mainly due to the impact of the 2005 hurricanes.

13.	Statutory Requirements
      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the three months ended March 31, 2006 and 2005, Montpelier Re satisfied these requirements.
      Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expenses. For the three months ended March 31, 2006, Blue Ocean Re satisfied these requirements.
      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.
      Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met by Montpelier Re and Blue Ocean Re for the three months ended March 31, 2006 and by Montpelier Re for the three months ended March 31, 2005.
      The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends to shareholders. With respect to the relevant calculation under the Companies Act, the Company presently has less flexibility to pay dividends than previously due to the impact of the 2005 hurricanes and the special dividend paid in 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion and analysis of our results of operations for the three months ended March 31, 2006 and 2005 and financial condition as at March 31, 2006. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
      This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” contained in Item 1A of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.
Segments
      Management has determined that we operate through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re provides collateralized property catastrophe retrocessional coverage to third party reinsurance companies. Blue Ocean Re commenced underwriting business on January 1, 2006. Accordingly, no comparative segment information has been provided for the three months ended March 31, 2005.
Outlook and Trends
      For the year to date we have generally seen significant price increases in U.S. peak property zones, particularly on business exposed to hurricanes and earthquakes. We expect this trend to continue as the perceived increase in frequency and severity of natural catastrophes will be incorporated in updated vendor catastrophe models due out in early summer of 2006. We expect the broader employment of models reflecting increased frequency and severity will result in increased modeled loss scenarios for direct insurance companies and, consequently, increase their appetite to purchase catastrophe reinsurance. At the same time, following these model revisions, we expect that the expected loss scenarios for reinsurers who have not yet adopted these anticipated changes will also increase substantially. This may cause them to reduce their property exposures, purchase catastrophe protections for their own account, or limit policy coverage terms. We believe these demand and supply pressures which have exerted upward pressure on prices in peak U.S. property zones will remain in the near term.
      Outside of the U.S. peak property business zones there has been less upward movement in reinsurance prices for the year to date. We do not foresee improvement in casualty pricing in the near term. The pricing of worldwide property catastrophe business may improve as the catastrophe vendor models are released and adapted outside of the U.S. However, to the extent risks are not correlated with peak zone modeled losses, there may be a surplus of capacity available which will effectively prevent rate increases.
      To satisfy demand in U.S. peak property business zones, we believe the Industry Loss Warranty and catastrophe bond markets have now grown to provide a greater share of catastrophe protection than they have in the past. We anticipate that these markets and the hedge funds that are key participants in them will continue to play an increasingly competitive role in providing catastrophe risk protections.
      We believe in the merits of Montpelier Re’s specialist property focus and for 2006 have adapted to this new environment accordingly by way of the following:

•	We have adjusted our internal models for increased severity and frequency in advance of the changes in commercial models;

•	We now manage our gross portfolio within tighter constraints on aggregate exposures in most peak zones relative to our capital base. We have achieved these changes in part by declining inadequately priced business in targeted segments, but also through changes in terms and conditions. As an example, we are attempting to channel catastrophe peril coverage previously included in non-catastrophe excess of loss property classes into the catastrophe excess of loss market, where in our view the exposure is more appropriately priced;

•	We purchased more retrocession protection during the fourth quarter of 2005 and during the first quarter of 2006. Additionally, in the fourth quarter of 2005 we entered into our first catastrophe bond transaction; and

•	We sponsored the launch of Blue Ocean Re Holdings Ltd., to enable us to write property/catastrophe retrocessional business on an unrated but fully collateralized basis. This facility expands our ability to generate fee income through the provision of underwriting services to third party capital in one of the most capital intensive segments of the market.

      All of these actions alter our loss profile. Compared to our portfolio in prior years, we expect that our results in 2006 will be less sensitive to low frequency large loss catastrophes, leading to a narrower range of likely outcomes from extreme events, but our results for medium sized catastrophes will be similar as gross losses will likely be reduced but reinsurance recoveries would also be reduced. In years largely devoid of catastrophes, our returns may be less than they would have been had we not taken these actions.
Results of Operations

For the Three Months Ended March 31, 2006 and 2005
      The $34.7 million decrease in net income for the three months ended March 31, 2006 compared to the same period in 2005 was principally driven by the following factors:

•	A decrease in gross premiums written for the three months ended March 31, 2006 as compared to 2005;

•	A decrease in net premiums earned as a result of a higher amount of reinsurance purchased in 2006 as compared to 2005;

•	An increase during the three months ended March 31, 2006 in reinsurance premiums ceded written and earned of $7.5 million related to the 2005 hurricanes as well as the acceleration of the earning of reinsurance premiums ceded of $4.2 million due to the exhaustion of certain outwards programs related to the 2005 hurricanes;

•	An increase in expenses resulting mainly from fees associated with our catastrophe bond and interest related to the issuance of junior subordinated debt securities; and

•	A decrease in realized gains principally due to the $15.8 million realized gain from the sales of Aspen Insurance Company Ltd. shares during the first quarter of 2005 compared to net realized losses on investments during the first quarter of 2006.
      These factors were partially offset by:

•	Favorable development of $15.7 million on loss and loss adjustment expense reserves during the first quarter of 2006 compared to adverse development of $3.5 million recorded during first quarter of 2005; and

•	An increase in net investment income as a result of our higher investment portfolio average balance and higher interest rates.
      The following table summarizes our book value per common share as at the periods indicated:

	As at	As at
	March 31, 2006	December 31, 2005

Book value per share(1)	$12.34	$11.86
Fully converted book value per share(2)	$12.27	$11.86

(1)	Based on total shareholders’ equity divided by basic shares outstanding.

(2)	Fully converted book value per share at March 31, 2006 is based on total shareholders’ equity at March 31, 2006 divided by common shares outstanding of 89,179,407 plus common shares issuable upon conversion of outstanding share equivalents of 469,196 at March 31, 2006. Fully converted book value per share at December 31, 2005 is based on total shareholders’ equity at December 31, 2005 divided by common shares outstanding of 89,178,490 plus common shares issuable upon conversion of outstanding share equivalents of 9,170 at December 31, 2005. Warrants outstanding at March 31, 2006 and December 31, 2005 are not included in the calculations as the exercise price is greater than the book value per share.
      We ended the quarter with a fully converted book value per share (as defined above) of $12.27, an increase of $0.41 from December 31, 2005. The internal rate of return on the change in fully converted book value per share from $11.86 at December 31, 2005 to $12.27 at March 31, 2006 after giving effect to the dividend of $0.075 per common share and warrant was 4.09% for the quarter. For these purposes fully converted book value per share assumes that the warrants are not exercised if the book value per share is less than the strike price. We believe that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of all dilutive securities and of dividends.
      We believe that fully converted book value per share and the change in fully converted book value per share adjusted for dividends are measurements which are important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, these measures may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry. These measures may be incorporated into the formulae applied by our Compensation and Nominating Committee when determining the harvest ratio under our Performance Unit Plan and our Long-Term Incentive Plan.

      We operate through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re commenced writing collateralized property catastrophe retrocessional coverage to other reinsurance companies on January 1, 2006. The creation of Blue Ocean Re gave rise to the new segment for 2006, Collateralized Property Catastrophe Retrocessional Business. Accordingly, no comparative segment information has been provided for the three months ended March 31, 2005.

		Collateralized
		Property
	Rated Reinsurance	Catastrophe
	and Insurance	Retrocessional
Three months ended March 31, 2006	Business	Business	Total

Gross premiums written	$203.0	$21.9	$224.9
Gross premiums earned	192.9	4.3	197.2
Reinsurance premiums ceded earned	65.8	—	65.8
Net premiums earned	127.1	4.3	131.4
Loss and loss adjustment expenses	50.9	—	50.9
Acquisition costs	33.6	0.3	33.9
General and administrative expenses	14.5	0.2	14.7

Underwriting income	28.1	3.8	31.9

Net investment income	25.5	3.3	28.8
Other operating expense	4.8	—	4.8
Financing expense	7.1	—	7.1
Other income	0.2	—	0.2

Net income before realized losses and foreign exchange	41.9	7.1	49.0

Net realized losses on investments	(4.7)	(2.1)	(6.8)
Net foreign exchange gains	0.5	—	0.5

Net income before minority interest	$37.7	$5.0	$42.7

Minority interest — Blue Ocean			2.9

Net income			$39.8

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)			8.7

Comprehensive income			$48.5

(1)	Relates to Rated Reinsurance and Insurance Business only.

Gross Premiums Written
      Details of gross premiums written by line of business are provided below ($ in millions):
Gross Premiums Written by Line

	Three Months Ended March 31,

	2006		2005

Rated Reinsurance and Insurance Business
Property Specialty	$64.2	28.5%	$79.4	26.0%
Property Catastrophe	96.6	43.0	155.8	50.9
Other Specialty	42.5	18.9	70.1	22.8
Qualifying Quota Share	(0.3)	(0.1)	1.0	0.3

	203.0	90.3	306.3	100.0

Collateralized Property Catastrophe Retrocession Business	21.9	9.7	—	—

Total	$224.9	100.0%	$306.3	100.0%

Reinstatement premiums	0.7		3.1

Total excluding reinstatement premiums	$224.2		$303.2

      Gross premiums written during the quarter ended March 31, 2006 declined by 26.6% as compared to the same period in 2005 for a variety of reasons, the most significant being:

•	A decrease in gross premiums written of approximately $17.3 million related to the expiration of our agreements with Aspen affiliates as at December 31, 2005. As these agreements provided for $60.0 million in proportional coverage attaching over the year, the effect of the expiration of these contracts in comparison with prior periods will continue through the remainder of 2006;

•	A decrease in property retrocession business written of $27.8 million (see discussion regarding Blue Ocean Re below). In prior periods property retrocession business was included in the Property Catastrophe line of business;

•	A reduction in our catastrophe-exposed offshore marine class of business, resulting in a drop of $7.3 million in gross premiums written compared to 2005; and

•	A decrease in property catastrophe and risk excess of loss business due to inadequate pricing and tighter risk-to-capital constraints.
      In the first quarter of 2006 Other Specialty business declined as compared to the same period in 2005 due the reduction in marine business as discussed above and a reduction in personal accident and casualty business. For the three months ended March 31, 2006 and 2005, casualty business represented approximately 8.5% and 9.1% of our gross premiums written, respectively. Excluding reinstatement premium, casualty business written decreased by 31.5% during 2006 as compared to 2005, mainly due to the cancellation of the U.K. employers’ liability business contract with Aspen affiliates as discussed above. Casualty business includes medical malpractice, specialized errors and omissions business, U.K. employer’s liability and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis. We have not written any U.K. employers’ liability business in 2006.
      As planned, we have not written any QQS policies since 2003. The QQS gross premiums written in 2006 related to adjustments in estimates made to the 2003 underwriting year mainly as a result of the movement in foreign exchange rates. During 2005 we commuted all of the 2002 underwriting year QQS contracts and have commuted one of the three 2003 underwriting year QQS contracts during the first quarter of 2006. We expect to commute the remainder of the 2003 underwriting year contracts during the second quarter of 2006.

      Effective January 1, 2006 Blue Ocean Re commenced writing collateralized property catastrophe retrocession business. Blue Ocean is presently consolidated into the Company’s financial statements and the portion of Blue Ocean’s earnings and shareholders equity held by third parties is recorded in the consolidated financial statements as minority interest.
      Looking ahead to subsequent quarters, it is difficult to predict the amount of premiums we will write. Various factors will continue to affect our appetite and capacity to write risk. These include the impact of increasing frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving capital requirements by one of the key rating agencies, and other considerations. In addition, the mix of business will significantly affect our ultimate premium volume. For example, we expect to write less proportional business and use that capacity to write excess of loss protections. In order to write excess of loss business we are required to hold more capital per dollar of premium than for proportional business. Overall for 2006 we expect gross premiums written will be lower than in 2005. In addition, to the extent there are fewer catastrophes in 2006 as compared to 2005, reinstatement premiums will also be lower in 2006 as compared to 2005.

Reinsurance Premiums Ceded

	Three Months
	Ended March 31,

Rated Reinsurance and Insurance Business	2006	2005

	($ in millions)
Reinsurance premiums ceded	$79.2	$26.8
Reinstatement premium	7.5	—

Total excluding reinstatement premium	$71.7	$26.8

      In the 2006 and 2005 periods we purchased retrocessional excess of loss protection against risk losses on our direct and facultative book and against catastrophes on our overall property writings. During the first quarter of 2006 we also purchased a greater amount of additional large event protection coverage, including Industry Loss Warranty (“ILW”) reinsurance protection designed to reduce our net exposure to large catastrophes. In addition, we purchased quota share protection against our 2006 property business, specific protection for our direct and facultative business, and retrocessional stop-loss protection against losses on our casualty writings and against our sabotage and terrorism writings. Reinstatement premium of $7.5 million recorded during the three months ended March 31, 2006 related to the 2005 hurricanes. Excluding reinstatement premium ceded related to catastrophes which may occur during 2006, we anticipate that reinsurance premiums ceded for 2006 will be lower than 2005.
      During the second quarter of 2005 we participated in the founding of a new reinsurance vehicle, Rockridge, which was established to invest its assets in a fixed income arbitrage strategy and assume high-layer, short-tail risks principally from Montpelier. This relationship provides us with the capacity to increase gross lines in specific programs where we see favorable underwriting opportunities. We then cede this incremental business to Rockridge and earn fees for the services we provide in underwriting the original business. During the three months ended March 31, 2006, we wrote $0.2 million of incremental premium which was ceded to Rockridge.
      We did not cede any reinsurance premiums related to the Collateralized Property Catastrophe Retrocession segment for the three months ended March 31, 2006.

Net Premiums Earned

	Three Months
	Ended March 31,

	2006	2005

	($ in millions)
Gross premiums earned — Rated Reinsurance and Insurance Business	$192.9	$196.6
Gross premiums earned — Collateralized Property Catastrophe Retrocessional Business	4.3	—
Reinsurance premiums ceded earned — Rated Reinsurance and Insurance Business	(65.8)	(16.1)

Net premiums earned	$131.4	$180.5

      Net premiums earned decreased for the three months ended March 31, 2006 as compared to 2005, principally due to an increase in ceded premiums earned resulting from additional reinsurance purchases as discussed above. Net premiums earned are expected to decrease in 2006 as compared to 2005 due to a reduction in gross premiums written as discussed above and the increase in our reinsurance purchases. During the fourth quarter of 2005 we purchased quota share reinsurance to protect the 2005 underwriting year in-force book of business. This reduced net earned premium for the first quarter of 2006 by approximately $12.5 million. The $7.5 million in reinstatement premium ceded during the first quarter of 2006 was fully earned and an additional $4.2 million of accelerated earnings of ceded premiums occurred during the quarter due to our reaching the limit of some treaties.

Loss and Loss Adjustment Expenses
      The underwriting results of an insurance or reinsurance company are often measured by reference to its net loss and expense ratios. The net loss ratio is calculated by dividing loss and loss adjustment expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The combined ratio is the sum of the net loss ratio and the expense ratio.

	Three Months Ended
	March 31,

	2006	2005

Net loss ratio	38.7%	44.1%
Expense ratio	37.0%	29.1%
Combined ratio	75.7%	73.2%
      Net loss and loss adjustment expenses were $50.9 million and $79.5 million for the three months ended March 31, 2006 and 2005, respectively. The lower net loss ratio in 2006 is primarily a result of prior period development in the first quarter of 2005 from the 2004 catastrophes. Overall there was $15.7 million of favorable development on prior years during the three months ended March 31, 2006 as opposed to $3.5 million of adverse development on prior years during the comparable period in 2005. Reinsurance recoveries of $35.6 million and $17.0 million were netted against loss and loss adjustment expenses for the three months ended March 31, 2006 and 2005, respectively. During the first quarter of 2006 we recorded $35.3 million of reinsurance recoveries related to the 2005 hurricanes. The remainder of the recoveries recorded during the first quarter of 2006 related to two quota share contracts as well as small movements in other reinsurance treaties.
      We paid net losses of $133.7 million and $55.0 million for the three months ended March 31, 2006 and 2005, respectively. The majority of the increase in paid losses during 2006 as compared to 2005 related to claim payments made of $95.6 million related to the four 2005 hurricanes: Dennis, Katrina, Rita and Wilma. We also expect that our paid losses will be higher than average during 2006 as we continue to pay claims related to the 2005 catastrophes. At March 31, 2006, approximately 66% of our gross reserves related to the four 2005 hurricanes.

      We did not record any loss and loss adjustment expenses related to the Collateralized Property Catastrophe Retrocession segment for the three months ended March 31, 2006.
      The following are our loss ratios by line of business for the periods indicated:

	Three Months
	Ended March 31,

Net Loss Ratios:	2006	2005

Rated Reinsurance and Insurance Business
Property Specialty	44.4%	60.4%
Property Catastrophe	31.8	31.4
Other Specialty	45.2	25.6
Qualifying Quota Share	847.3	225.9
Collateralized Property Catastrophe Retrocession Business	—	—
Overall Net Loss Ratio	38.7%	44.1%
Overall Gross Loss Ratio	43.8%	49.1%
      The Property Specialty group of business for the three months ended March 31, 2005 was adversely affected by development on the 2004 hurricanes and typhoons. For the quarter ending March 31, 2006, development on prior years catastrophes was largely contained within our outwards reinsurance program, resulting in little impact on the net loss ratio. In addition, other large events occurring during the first quarter of 2005 that negatively impacted the loss ratio for Property Specialty, while the first quarter of 2006 did not see any large events impacting this business. The Property Catastrophe loss ratio for the first three months of 2005 was adversely affected by increases in losses for the 2004 hurricanes and typhoons. Prior year impact on the 2006 Property Catastrophe net loss ratio is much less than for 2005, but an increase in ceded premium has resulted in a loss ratio similar to the same period in the previous year. The Other Specialty class continues to experience very low levels of reported losses. Some of the increase in the loss ratio for the three months ended March 31, 2006 compared with the prior year is due to a reduction in the estimated ultimate losses for the December 2004 Indian Ocean tsunami which affected the result for the Other Specialty line of business in 2005. There is also increased ceded premium for this group of business in 2006 which increases the net loss ratio. The high Qualifying Quota Share loss ratio for the quarter ended March 31, 2006 is actually a result of a decrease in losses being measured against a small decrease in earned premiums. Because we stopped writing QQS business in 2004, the net loss ratio is not a meaningful measurement for this category. The 2002 underwriting year QQS contracts were commuted in 2005, and it is expected that all three 2003 contracts will have been commuted by the end of 2006.
      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the three months ended March 31, 2006 ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Gross		Gross	Losses for the	Gross
	Reserves at	Change in Prior	Paid Losses	2006 Year at	Reserves at
	December 31,	Years Estimates	During	March 31,	March 31,
	2005	During 2006	2006	2006	2006

Property Specialty	$540.7	$14.5	$(36.8)	$36.3	$554.7
Property Catastrophe	868.9	14.0	(137.1)	8.7	754.5
Other Specialty	353.5	(7.1)	(6.3)	22.5	362.6
Qualifying Quota Share	18.8	(2.4)	(3.3)	—	13.1

Total	$1,781.9	$19.0	$(183.5)	$67.5	$1,684.9

Net Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Net		Net	Losses for the	Net
	Reserves at	Change in Prior	Paid Losses	2006 Year at	Reserves at
	December 31,	Years Estimates	During	March 31,	March 31,
	2005	During 2006	2006	2006	2006

Property Specialty	$398.4	$(7.8)	$(25.8)	$36.0	$400.8
Property Catastrophe	719.8	1.1	(99.1)	8.0	629.8
Other Specialty	341.3	(6.6)	(6.3)	22.5	350.9
Qualifying Quota Share	16.7	(2.4)	(2.5)	—	11.8

Total	$1,476.2	$(15.7)	$(133.7)	$66.5	$1,393.3

      The three months ended March 31, 2006 include approximately $15.7 million of net favorable development from prior years, decreasing the net loss ratio for the three months ended March 31, 2006 by 11.9 points. This compares with approximately $3.5 million of net adverse development from prior years in the first quarter of 2005, increasing the net loss ratio by 1.9 points.
      The net favorable development during the three months ended March 31, 2006 of losses incurred during prior accident years resulted from the following:

•	In the Property Specialty category, the gross estimate of loss and loss adjustment expenses from the 2005 hurricanes increased by approximately $23 million during the first quarter of 2006. However, this increase was largely covered by our reinsurance program, and the increase in net estimated losses from these events was only $1 million during the quarter. We experienced favorable development on other events from prior accident years, and reported loss development on our proportional business was less than expected. Overall these factors resulted in $7.8 million of favorable development on projected net loss and loss adjustment expenses over all prior accident years.

•	In the Property Catastrophe category, the gross estimate of loss and loss adjustment expenses from all prior years increased by $14.0 million during the quarter, driven primarily by increases in ultimate loss estimates for the 2005 hurricanes. However, much of this increase was covered by our reinsurance program, resulting in $1.1 million of net unfavorable development on projected net loss and loss adjustment expenses over all prior accident years.

•	With regards to our Other Specialty category, claim frequency has continued to be very low for these classes of business. We have given more weight to the actual loss experience compared to the initial expected loss ratios in our reserving process, resulting in reduced projections for prior accident years. The lower selected loss ratios have resulted in a reduction of $6.6 million in net loss and loss adjustment expense reserves for our Other Specialty business.

•	During the three months ended March 31, 2006, we decreased our expected gross loss ratio for QQS business. The decrease was based on lower loss ratio estimates provided by the ceding syndicates. Taking into account the effect of reinsurance purchased by the QQS syndicates with respect to the contracts in which we participate, our net loss and loss adjustment expense reserves decreased by $2.4 million for the quarter ended March 31, 2006. The 2002 QQS contracts were commuted in 2005. We expect that the remaining 2003 QQS contracts will all be commuted by the end of the second quarter of 2006.
      Other than as described above, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three months ended March 31, 2006.
      At March 31, 2006, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2006 was $1,684.9 million. Of this estimate, $56.2 million relates to our insurance business and $1,628.7 million relates to our reinsurance business.
      Management has determined that the best estimate for net loss and loss adjustment expense reserves at March 31, 2006 was $1,393.3 million.
      The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business for the Rated Insurance and Reinsurance segment ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves at March 31, 2006

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$426.0	$554.7	$683.3
Property Catastrophe	669.3	754.5	839.8
Other Specialty	294.2	362.6	431.0
Qualifying Quota Share	11.2	13.1	15.1

Total	$1,400.7	$1,684.9	$1,969.2

Net Loss and Loss Adjustment Expense Reserves at March 31, 2006

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$307.4	$400.8	$494.2
Property Catastrophe	555.6	629.8	704.0
Other Specialty	285.2	350.9	416.6
Qualifying Quota Share	10.0	11.8	13.6

Total	$1,158.2	$1,393.3	$1,628.4

      The following table sets forth a breakdown between case reserves and IBNR by line of business at March 31, 2006 ($ in millions):

			Gross Loss
		Gross	and Loss
		Case	Adjustment
	Gross	Reserves	Expense
	IBNR at	at	Reserves at
	March 31,	March 31,	March 31,
Rated Reinsurance and Insurance Business	2006	2006	2006

Property Specialty	$202.4	$352.3	$554.7
Property Catastrophe	283.3	471.3	754.6
Other Specialty	259.5	103.1	362.6
Qualifying Quota Share	7.5	5.6	13.1

Total	$752.7	$932.3	$1,684.9

Net Foreign Exchange Gains (Losses)
      Net foreign exchange gains (losses) resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized losses resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gains (losses) during the three months ended March 31, 2006 and 2005 are primarily due to the weakening (strengthening) of the U.S. dollar resulting in losses on translation arising out of receipts of

non-U.S. dollar premium installments. Our premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

	Three Months
	Ended March 31,

	2006	2005

	($ in millions)
Acquisition costs (including profit commission)(1)	$33.9	$37.4
General and administrative expenses(1)	$14.7	$15.2
Expense Ratio (including profit commission)	37.0%	29.1%
Expense Ratio (excluding profit commission)	36.4%	27.2%

(1)	The Collateralized Property Catastrophe Retrocessional segment incurred $0.3 million in acquisition costs and $0.2 million in general and administrative expenses for the three months ended March 31, 2006.
      Acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. General and administrative expenses are comprised of fixed expenses, which include salaries and benefits, share options, office and risk management expenses, and variable expenses, which include costs related to our performance unit plan, long-term incentive plan and bonuses. The decrease in acquisition costs during the three months ended March 31, 2006 as compared to 2005 is consistent with the decrease in gross premiums written and the fact that the level of gross premiums earned is slightly less in 2006 than in 2005, both of which are discussed above. The expense ratio has increased for the three months ended March 31, 2006 as compared to the same period in 2005 mainly as a result of the increase in reinsurance premiums ceded.
      Profit commission expensed was $0.8 million and $3.4 million for the three months ended March 31, 2006 and 2005, respectively. Profit commission has declined as compared to the prior year mainly due to the high level of loss and loss adjustment expenses related to the hurricanes which occurred during the second and third quarters of 2005. In addition, net earned premiums have declined in 2006 as compared to the same period in 2005, resulting in a lower profit commission amount. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates and as the level of our net premiums earned fluctuates.
      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months
	Ended March 31,

	2006	2005

Fixed expenses, excluding share options	$10.8	$10.5
Current and deferred incentive compensation	3.9	3.5
Fair value of share options expense	—	1.2

Total General and Administrative expenses	$14.7	$15.2

      Fixed general and administrative expenses were very similar in 2006 and 2005. Current and deferred incentive compensation was slightly higher in 2006 as compared to 2005 mainly due a combination of factors. There is a $1.2 million expense recorded related to the RSU granted on January 1, 2006 discussed below. This is partially offset by a decrease in the LTIP expense in 2006 as compared to 2005 as the 2005 period contained an expense for the 2003-2005, 2004-2006 and 2005-2007 performance periods whereas the expense included in the 2006 period only relates to the 2006-2008 performance period. In addition, participating directors in the directors share plan received a quarterly allotment of share units for which we incurred an expense of $0.1 million during the three months ended March 31, 2006. This is included in fixed expenses. There was no such expense during the three months ended March 31, 2005.

      For 2006, Long-Term Incentive Plan (“LTIP”) and Performance Unit Plan (“PUP”) expense included in current and deferred incentive compensation relate to the LTIP expense for the 2006-2008 period only as during the fourth quarter of 2005, current and deferred incentive compensation was reversed as a result of the effect that the 2005 catastrophes had on our results. Consistent with our accounting policy, we accrued the estimated LTIP expense for the 2006-2008 performance period based on an estimated harvest ratio of 100%. We have used an estimated harvest ratio of 0% for the 2003-2005, 2004-2006 and 2005-2007 performance periods.
      In addition, on January 1, 2006, we granted 447,500 RSU to certain eligible plan participants related to the 2006-2008 performance period. The RSU share-based compensation cost was valued at $7.9 million using the weighted average grant date fair value of $18.27. We expensed $1.2 million of this amount during the three months ended March 31, 2006. The unrecognized share-based compensation cost of $6.7 million at March 31, 2006 is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008.
      All outstanding share options were converted into restricted and unrestricted common voting shares during the first quarter of 2005 with unvested options expensed at the time of conversion which is the reason for the decline in this expense as compared to 2005.
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

Net Investment Income

	Three Months
	Ended March 31,

	2006	2005

	($ in millions)
Net investment income(1)	$28.8	$21.4
Accretion of premium on bonds	$2.2	$3.2
Investment management, accounting and custodian fees	$1.1	$4.4

(1)	Includes $3.3 million in interest income related to Blue Ocean for the three months ended March 31, 2006.
      The majority of investment management fees incurred related to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. These fees were $0.9 million and $0.8 million for the three months ended March 31, 2006 and 2005 respectively. The investment management fees are higher for 2006 as compared to 2005 due to the greater proportion of equities under management, which generate higher investment management fees, and also due to the greater average size of the portfolio under management. The fees will vary as our mix of investments changes. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party.
      Based on the weighted average monthly investments held, and including net unrealized gains (losses), and foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances, the total investment returns were as follows:

	Three Months Ended
	March 31,

	2006	2005

Total investment return	1.0%	(0.3)%
Consolidated weighted average investment portfolio balance ($ in millions)	$3,083.0	$2,636.3

      In the three months ended March 31, 2006, our investment return increased compared with the same period in 2005. This is principally a result of higher yields in 2006 and the overall market movement in bond prices during each respective period. The size of the investment portfolio and related investment income will be affected by the payment of claims related to the 2005 hurricanes as we have paid out a substantial amount of claims to date and will be paying out substantially more claims over the remainder of the year, to an extent offset by equity and junior subordinated debt securities we have raised. Net paid claims were $133.7 million for the three months ended March 31, 2006 as compared to $55.0 million during the same period in 2005.

	Three Months Ended
	March 31,

	2006	2005

	($ in millions)
Proceeds from sales of available for sale securities	$1,137.4	$818.1
Gross realized losses — other than temporary impairment — fixed maturities, available for sale	$2.7	$—
Gross realized losses — other than temporary impairment — equity investments, available for sale	$1.3	$0.2
Aggregate fair value of securities in unrealized loss position, available for sale	$2,057.1	$1,712.6
Aggregate fair value of securities in unrealized loss position, available for sale (> 12 months)	$759.8	$36.8
      We believe that the gross unrealized losses relating to our fixed maturity investments at March 31, 2006 and 2005 of $36.9 million and $29.6 million, respectively, resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $1.4 million and $0.1 million at March 31, 2006 and 2005, respectively, are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.
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

Financing Expense

	Three Months
	Ended
	March 31,

	2006	2005

	($ in millions)
Fees — letter of credit facilities	$0.8	$0.4
Interest — Senior Notes	3.8	3.9
Fees — trust preferred securities	0.5	—
Interest on trust preferred securities	2.0	—

Total Financing Expense	$7.1	$4.3

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section below.
      We paid interest expense related to the Senior Notes during the three months ended March 31, 2006 and 2005 of $7.7 million for both periods. We expect to pay the same amount of interest in 2006 as 2005 related to the Senior Notes as they bear a fixed interest rate of 6.125%.

Other Operating Expense

	Three Months
	Ended
	March 31,

	2006	2005

	($ in millions)
Fees — catastrophe bond	$2.9	$—
Fees — set-up catastrophe bond	1.9	—

Total Other Operating Expense	$4.8	$—

      Fees expensed in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the first tranche plus 13.5% plus 8 basis points on the second tranche. The first payment of $3.4 million was made April 7, 2006. The set-up fees above are non-recurring.

Other Income
      Other income consists of ceding commission and incentive fee income pursuant to our agreement with West End Capital Management (Bermuda) Ltd. related to our investment in Rockridge. In 2006 we expect these amounts to increase somewhat.

Net Realized (Losses) Gains on Investments

	Three Months
	Ended March 31,

	2006	2005

	($ in millions)
Net realized (losses) gains(1)	$(6.8)	$12.3

(1)	Includes $2.1 million in realized losses and $1.7 million in unrealized losses related to the Collateralized Property Catastrophe Retrocessional segment for the three months ended March 31, 2006.
      Net gains realized resulted from the sale of fixed maturity and equity investments. Offsetting realized gains, during the three months ended March 31, 2006 we recorded approximately $11.4 million in realized losses, $4.0 million of which related to realized impairments on fixed maturity and equity investments. During the first quarter of 2005, we recorded $15.8 million in realized gains from the sales of Aspen shares. Blue

Ocean classifies its investments as trading and accordingly $1.7 million in unrealized losses related to Blue Ocean’s fixed maturity investments is recorded as a realized loss and included in net realized (losses) gains.

Minority Interest
      Minority interest represents the minority shareholders’ interest in Blue Ocean’s net income and shareholders equity for the three months ended March 31, 2006.
Financial Condition and Liquidity
      We are a holding company and conduct no operations of our own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005. We currently have in place a regular dividend of $0.075 per common voting share and warrant per quarter. However, the Companies Act limits our ability to pay dividends to shareholders. With respect to the relevant calculation under the Companies Act, we presently have less flexibility to pay dividends than previously due to the impact of the 2005 hurricanes and the special dividend paid in 2005. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.
Capital Resources
      Our shareholders’ equity at March 31, 2006 was $1,100.2 million, which is net of an accumulated deficit of $615.7 million. Our capital base has increased by $42.6 million since December 31, 2005, mainly as a result of retained earnings for the quarter. Our contractual obligations and commitments are set out below as at March 31, 2006.
Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$362,930	$15,313	$30,625	$30,625	$286,367
Junior Subordinated Debt Securities	270,000	8,550	17,100	17,100	227,250
Gross Loss and Loss Adjustment Expense Reserves	1,684,954	699,466	725,794	199,848	59,846
Letter of credit fees	2,993	2,993	—	—	—
Catastrophe bond fees	31,866	11,587	20,279	—	—
Operating leases	38,259	3,768	8,149	8,206	18,136

Total	$2,391,002	$741,677	$801,947	$255,779	$591,599

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

However, we have no current intention of calling the Senior Notes. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity.
      The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at March 31, 2006. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business, we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expense Reserves section contained in our Annual Report on Form 10-K for the year ended December 31, 2005. These estimated obligations will be funded through existing cash and investments.
      Effective December 30, 2005 we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. The Company acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by the Company. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction. Fees paid in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the first tranche plus 13.5% plus 8 basis points on the second tranche. Fees are payable quarterly, and the first payment of $3.4 million was made on April 7, 2006. However, in the event that this cover is triggered the amount of fees that we will have to pay will be significantly lower than what is reflected above.
      On September 26, 2005 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of up to $1.0 billion of debt, trust preferred and/or equity securities. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.
      On December 30, 2005, Montpelier Re invested in Blue Ocean, the holding company that owns 100% of Blue Ocean Re. Blue Ocean Re is a Bermuda-licensed reinsurer formed to write property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at March 31, 2006, Montpelier Re beneficially owned 1,065,990 shares, or 41.8%, of Blue Ocean’s outstanding common shares and 33.6% of the preferred shares. Blue Ocean has been determined to be a “variable interest entity” (“VIE”) as defined by FIN 46R, with the Company currently representing the primary beneficiary. For this reason, Blue Ocean’s results have been consolidated with those of the Company.
      On January 6, 2006 we participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”) issued by Montpelier Capital Trust III. The Trust Preferred Securities mature on March 30, 2036, are redeemable at our option at par beginning March 30, 2011, and require quarterly distributions of interest by Montpelier Capital Trust III to the holders of the Trust Preferred Securities. Distributions of interest will be payable at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued 3,093 of its common securities to us for a purchase price of $3.1 million, which constitutes all of the issued and outstanding common securities of Montpelier Capital Trust III. Our investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments in the consolidated balance sheet.
      Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by us (the “Debentures”). The net proceeds of $99.5 million from the sale of the Debentures to Montpelier Capital Trust III, after the deduction of approximately $0.5 million of commissions paid to the placement agents in the transaction and approximately $3.1 million representing our investment in Montpelier Capital Trust III, will be used to fund ongoing reinsurance operations and for general working capital purposes.
      We incurred interest expense related to the Debentures for the three months ended March 31, 2006 of $2.0 million, all of which was payable at March 31, 2006.
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
      The following table details the Company’s and Montpelier Re’s credit facilities as at March 31, 2006 (in thousands):

	Credit Line	Usage	Expiry Date	Purpose

Secured operational LOC facility:
Syndicated facility: Tranche A	$250.0	$248.5	May 2006	General Corporate
Syndicated facility: Tranche B	$225.0	$207.1	Aug. 2010	General Corporate
Syndicated 364 Day facility	$1,000.0	$242.5	Nov. 2006	General Corporate
Bilateral facility A	$100.0	$73.4	Sept. 2007	General Corporate
      On August 4, 2005, Montpelier Re renewed Tranche A of its syndicated collateralized, 364-day facility in the amount of $250.0 million, in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 2003. Montpelier Re is currently negotiating with a syndicate of commercial banks to refinance the Tranche A commitments under the August 4, 2005 credit agreement in addition to the commitments under the November 15, 2005 letter of credit agreement. The agreement is expected to be finalized during the second quarter of 2006. On August 4, 2005, Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.
      On November 15, 2005, Montpelier Re entered into a new Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $1.0 billion in letters of credit.
      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. For the year ended March 31, 2006, each of the Company and Montpelier Re was in compliance with all covenants. Letters of credit issued under these facilities are secured by cash and investments.
      Effective January 10, 2006, Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re are in an amount up to $75.0 million. There were no letters of credit issued under this facility at March 31, 2006.
      We expect these letter of credit facilities to be sufficient to support Montpelier Re’s and Blue Ocean’s estimated obligations for the next 12 months in the absence of another very major catastrophe.
      Montpelier Re and Blue Ocean Re are registered under the Act. Under the Act, Montpelier Re and Blue Ocean Re are each required annually to prepare and file Statutory Financial Statements and a Statutory

Financial Return. The Act also requires Montpelier Re and Blue Ocean Re to meet minimum solvency requirements. For the three months ended March 31, 2006 and 2005, Montpelier Re and Blue Ocean Re satisfied these requirements.
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
Off-Balance Sheet Arrangements
      Other than the catastrophe bond transaction described above under “Contractual Obligations and Commitments”, we are not party to any off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Investments
      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets:

	As at	As at
	March 31, 2006	December 31, 2005

Fixed maturities, available for sale, at fair value	$2,297,858	$2,307,054
Fixed maturities, trading, at fair value	314,431	—
Equity investments, available for sale, at fair value	143,128	113,553
Other investments, at estimated fair value	35,390	31,569
Cash and cash equivalents	230,285	450,146

Total Invested Assets	$3,021,092	$2,902,322

      Because a significant portion of our contracts provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with significant liquidity, which means that our investment portfolio contains a significant amount of relatively short term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities. Approximately $24.2 million of cash and cash equivalents, and $314.4 million of fixed maturity investments relates to Blue Ocean, which Blue Ocean holds on a trading basis.
      The market value of our portfolio of fixed maturity investments is comprised of the following:

	Three Months Ended
	March 31, 2006

	($ in thousands)
U.S. government securities	$368,998	14.2%
U.S. government-sponsored enterprises securities	751,017	28.7
Corporate debt securities	702,967	26.9
Mortgage-backed and asset-backed securities	760,571	29.1
Non U.S. government securities	28,736	1.1

Total fixed maturity investments	$2,612,289	100.0%

      All of the fixed maturity investments we currently hold were publicly traded at March 31, 2006. Based on the weighted average monthly investments held, and including net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances, our total return for the three months ended March 31, 2006 was 1.0%. The average duration of our fixed maturity portfolio was 1.8 years and the average rating of the portfolio was AA+ at March 31, 2006. If the right conditions arise in 2006, we may deploy further capital in strategic investments or investment classes other than existing classes.
      On August 2, 2004, we invested $20.0 million as part of an investor group, which included one of our major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at March 31, 2006 of $22.1 million based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.
      On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares. Montpelier Re now has a 12.5% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.2 million at March 31, 2006 using the equity method of accounting.
Cash Flows
      In the three months ended March 31, 2006, we incurred an operating net cash outflow of $23.2 million, primarily resulting from net paid losses of $133.7 million, a net outflow of $0.3 million from investments, offset somewhat by premiums received net of acquisition costs. As at March 31, 2006 we had a cash balance of $230.3 million.
      Our sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments. In addition, we will also receive cash as a result of capital raising efforts from time to time.
      Cash is used primarily to pay loss and loss adjustment expenses, brokerage commissions, excise taxes, general and administrative expenses, to purchase new investments, to pay dividends, to pay for any premiums retroceded and to pay for future authorized share repurchases. In 2006 we expect to have a large net cash outflow as a result of the payment of loss and loss adjustment expenses related to the 2005 hurricanes, combined with the lower level of expected gross premiums written for 2006 as described above.
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
      In addition to relying on premiums received and investment income from our investment portfolio, we intend to meet these cash flow demands by carrying a substantial amount of short and medium term investments that would mature, or possibly be sold, prior to the settlement of our expected liabilities. We cannot assure you, however, that we will successfully match the structure of our investments with our liabilities. If our calculations with respect to liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss. At this point we do not anticipate having to liquidate any investments prior to maturity.
      The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $3,021.1 million as of March 31, 2006, compared to $2,902.3 million at December 31, 2005. The primary cause of this increase was as a result of the receipt of $230.3 million in premiums net of acquisition costs, the net proceeds of $99.5 million from the issuance of junior subordinated debt securities related to our trust preferred securities and net investment income of $28.8 million, offset by the payment of dividends of $7.2 million, the payment of claims of $133.7 million and the increase in net unrealized gains on investments of $8.7 million. Included in cash and cash equivalents and fixed maturities is $24.2 million and $314.4 million, respectively, related to Blue Ocean.
      For the period from inception until March 31, 2006, we have had sufficient resources to meet our liquidity requirements. We have generated cash flows from operations since our inception in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned capital to shareholders in the form of dividends or share repurchases under certain circumstances. We may take additional capital management measures in the future.

Critical Accounting Estimates
      The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations as their application requires management to make the most significant judgments. We believe the items that require the most subjective and complex estimates are:

•	unpaid losses and loss adjustment expense reserves;
•	premiums;
•	reinsurance recoverable, including bad debt provisions; and
•	Long-Term Incentive Plan and Performance Unit Plan compensation expense.
      Our accounting policies for these items are of critical importance to our consolidated financial statements. More information regarding our critical accounting estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We believe that we are principally exposed to four types of market risk: interest rate risk, foreign currency risk, credit risk and equity price risk.
      The company has in place a derivatives use plan. However, it has not entered into any derivative contracts to date, with the exception of the catastrophe bond.
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
      As of March 31, 2006, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 1.75% or approximately $41.5 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.54% or approximately $36.5 million.
      As of March 31, 2006, we held $760.6 million, or 25.2% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

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
      Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At March 31, 2006 and 2005, we did not have any outstanding forward foreign currency exchange contracts, but we did have investments in non-dollar denominated securities. In addition, a third party manages a portfolio of our global common equities and we currently do not hedge the non-dollar exposures in this portfolio.
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
      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. All of our fixed maturity investments were publicly traded at March 31, 2006, and 99.3% were investment grade. All of our fixed maturity investments were publicly traded and 99.7% were investment grade at March 31, 2005.
      Equity Price Risk. Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Changes in fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.
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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of March 31, 2006 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls
      During the first quarter of 2006, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.	Risk Factors
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
      In addition, the Companies Act limits our ability to pay dividends to our shareholders. Under Bermuda law, when a company issues shares, the aggregate paid in par value of the issued shares comprises the company’s share capital account. When shares are issued at a “premium,” that is, where the actual sum paid for a share exceeds the par value of the share, the amount paid in excess of the par value must be allocated to and maintained in a capital account called the “share premium account.” The Companies Act requires shareholder approval prior to any reduction of our share capital or share premium accounts.
      Under Bermuda law, we may not declare or pay dividends if, among other things, there are reasonable grounds for believing that the realizable value of our assets would thereby be less than the sum of our liabilities, our issued share capital (par value) and our share premium accounts. We have a high share premium account due to the significant difference between the U.S. 1/6 cent per share par value of our common shares and the amounts paid for those shares in common share offerings of the Company.
      We presently have less flexibility to pay dividends than previously due to the impact of the 2005 hurricanes and the special dividend paid in 2005. We would need to obtain shareholder approval, either at an annual general meeting or a special general meeting, for the reduction of our share premium account and reallocation of that amount to contributed surplus, which would provide us greater flexibility in this regard. However, we can not provide any assurance that we will get such approval or be able to pay dividends in the future.
      Other Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      There were no stock repurchases for the quarter ended March 31, 2006.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet
	of Shares	Paid Per	Publicly Announced	Be Purchased Under the
	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)

January 1, 2006 through January 31, 2006	—	$—	—	$84,521,657
February 1, 2006 through February 28, 2006	—	—	—	—
March 1, 2006 through March 31, 2006	—	—	—	—

Total	—	$—	—	$84,521,657

(1)	On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.12	Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).
10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).
10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).
10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

Exhibit
Number	Description of Document

10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.26	Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders named therein, Bank of America, N.A., as Administrative Agent, and the other agents named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2005).
10.27	Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).
10.28	Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).
10.29	Montpelier Re Holdings Ltd. 2006 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2005).
31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montpelier Re Holdings Ltd.
(Registrant)

By:	/s/ Anthony Taylor

Name: Anthony Taylor

Title:	Chairman, President and Chief Executive

Officer
May 8, 2006

Date

By:	/s/ Kernan V. Oberting

Name: Kernan V. Oberting

Title:	Chief Financial Officer
May 8, 2006

Date