Form 10-Q
period 2006-06-30
MONTPELIER RE HOLDINGS LTD
filed 2006-08-09
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-31468
Montpelier Re Holdings Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0428969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Montpelier House 94 Pitt’s Bay Road Pembroke HM 08 Bermuda (Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(441) 296-5550
8 Par-La-Ville Road
Hamilton HM 08
Bermuda
(Former Address)
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
      As of August 9, 2006, the Registrant had 109,880,882 common voting shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States Dollars, except share amounts)

	As at	As at
	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Fixed maturities, at fair value:
Available-for-sale (amortized cost: 2006 — $2,370,469; 2005 — $2,334,314)	$2,342,494	$2,307,054
Trading	310,646	—
Equity investments, at fair value (cost: 2006 — $139,427; 2005 — $96,982)	169,676	113,553
Other investments, at estimated fair value (cost: 2006 — $33,093; 2005 — $30,000)	36,217	31,569

Total investments	2,859,033	2,452,176
Cash and cash equivalents	205,614	450,146
Unearned premium ceded	80,436	83,777
Premiums receivable	390,421	270,947
Securities lending collateral	268,000	315,591
Investment trades pending	—	4,747
Funds withheld	2,098	1,456
Deferred acquisition costs	55,690	53,445
Reinsurance receivable on paid losses	33,878	55,570
Reinsurance recoverable on unpaid losses	232,079	305,745
Accrued investment income	24,618	22,087
Other assets	12,439	44,019

Total Assets	$4,164,306	$4,059,706

LIABILITIES
Loss and loss adjustment expense reserves	1,448,872	1,781,940
Unearned premium	394,346	262,850
Reinsurance balances payable	170,822	205,094
Investment trades pending	32,416	—
Securities lending payable	268,000	315,591
Debt	352,238	249,084
Accounts payable, accrued expenses and other liabilities	19,433	16,374
Dividends payable	8,662	7,226

Total Liabilities	2,694,789	2,838,159

Minority Interest — Blue Ocean preferred shares	57,995	54,166
Minority Interest — Blue Ocean common shares	155,923	109,722

Total Minority Interest	213,918	163,888

Commitments and Contingent Liabilities
SHAREHOLDERS’ EQUITY
Common voting shares:1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at June 30, 2006; 107,875,959 shares (2005 — 89,178,490)	180	149
Additional paid-in capital	1,816,943	1,714,904
Accumulated other comprehensive income (loss)	5,234	(9,081)
Retained deficit	(566,758)	(648,313)

Total Shareholders’ Equity	1,255,599	1,057,659

Total Liabilities, Minority Interest and Shareholders’ Equity	$4,164,306	$4,059,706

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of United States Dollars, except share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Unaudited)
REVENUES
Gross premiums written	$296,238	$275,648	$521,157	$581,921
Reinsurance premiums ceded	(24,344)	(44,014)	(103,559)	(70,850)

Net premiums written	271,894	231,634	417,598	511,071
Change in net unearned premiums	(120,575)	(4,527)	(134,836)	(103,433)

Net premiums earned	151,319	227,107	282,762	407,638
Net investment income	30,446	19,060	59,223	40,474
Net realized (losses) gains on investments	(2,474)	16,876	(9,310)	29,213
Net foreign exchange gains (losses)	6,583	(3,758)	7,132	(7,113)
Other income	2,578	—	2,864	—

Total Revenues	188,452	259,285	342,671	470,212
EXPENSES
Loss and loss adjustment expenses	65,440	81,523	116,329	161,048
Acquisition costs	29,905	49,941	63,852	87,305
General and administrative expenses	15,032	15,206	29,711	30,444
Financing expense	6,996	3,890	14,099	8,157
Other operating expense	2,958	—	7,783	—

Total Expenses	120,331	150,560	231,774	286,954

Income before minority interest and taxes	68,121	108,725	110,897	183,258
Minority interest expense — Blue Ocean	(10,477)	—	(13,397)	—
Income tax expense (recovery)	(18)	18	22	48

NET INCOME	$57,662	$108,707	$97,478	$183,210

COMPREHENSIVE INCOME
Net income	$57,662	$108,707	$97,478	$183,210
Other comprehensive income (loss)	5,590	1,896	14,315	(36,562)

Comprehensive income	$63,252	$110,603	$111,793	$146,648

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	91,478,258	63,327,564	90,328,680	62,953,787
Diluted	91,557,521	66,949,587	90,822,040	67,238,567
Basic earnings per common share	$0.63	$1.72	$1.08	$2.91

Diluted earnings per common share	$0.63	$1.62	$1.07	$2.73

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 and 2005
(Expressed in thousands of United States Dollars)

	2006	2005

	(Unaudited)
Common voting shares
Balance — beginning of period	$149	$104
Issue of common shares	31	2

Balance — end of period	180	106

Additional paid-in-capital
Balance — beginning of period	1,714,904	1,111,735
Issue of common shares	99,989	1,740
Direct equity offering expenses	(500)	—
Compensation recognized under stock option plan	—	1,244
Share-based compensation	2,423	—
Director participation in directors’ share plan	127	76

Balance — end of period	1,816,943	1,114,719

Accumulated other comprehensive income (loss)
Balance — beginning of period	(9,081)	55,094
Net change in unrealized gains (losses) on investments	14,254	(36,519)
Net change in currency translation adjustments	61	(43)

Balance — end of period	5,234	18,532

Retained earnings (deficit)
Balance — beginning of period	(648,313)	585,011
Net income	97,478	183,210
Dividends on common shares	(15,923)	(438,509)

Balance — end of period	(566,758)	329,712

Total Shareholders’ Equity	$1,255,599	$1,463,145

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Expressed in thousands of United States Dollars)

	2006	2005

	(Unaudited)
Cash flows provided by operating activities:
Net income	$97,478	$183,210
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	4,665	4,717
Depreciation	633	699
Equity in earnings of other ventures	(271)	(18)
Share-based compensation	2,423	—
Compensation recognized under stock option plan	—	1,244
Net realized losses (gains) on available-for-sale investments	7,572	(29,213)
Net unrealized losses on trading portfolio	1,738	—
Accretion of Senior Notes	60	61
Change in:
Unearned premium ceded	3,341	(30,929)
Premiums receivable	(119,474)	(129,312)
Funds withheld	(642)	(1,397)
Deferred acquisition costs	(2,244)	(23,834)
Reinsurance receivable on paid losses	21,691	—
Reinsurance recoverable on unpaid losses	73,666	(27,639)
Accrued investment income	(2,531)	3,680
Other assets	36,512	501
Loss and loss adjustment expense reserves	(333,069)	34,291
Unearned premium	131,496	134,729
Reinsurance balances payable	(34,272)	44,027
Accounts payable, accrued expenses and other liabilities	3,061	(7,943)
Minority interest in undistributed net income of Blue Ocean	13,397	—
Purchases of trading securities	(912,183)	—
Proceeds from sale and maturity of trading securities	598,022	—
Other	66	(43)

Net cash (used in) provided by operating activities	(408,865)	156,831

Cash flows (used in) provided by investing activities:
Purchases of fixed maturities	(1,094,414)	(567,096)
Purchases of equity investments	(61,060)	(53,020)
Purchase of other investments	—	(10,000)
Proceeds from sale and maturity of fixed maturities	1,082,760	868,808
Proceeds from sale of equity investments	20,825	92,827
Investment of securities lending collateral	47,591	69,975
Purchases of equipment	(5,570)	(194)

Net cash (used in) provided by investing activities	(9,868)	401,300

Cash flows provided by (used in) financing activities:
Net proceeds from minority interest	36,632	—
Issue of common shares, net	99,647	1,818
Securities lending collateral received	(47,591)	(69,975)
Dividends paid	(14,487)	(436,743)
Proceeds from issuance of junior subordinated debt securities	100,000	—

Net cash provided by (used in) financing activities	174,201	(504,900)

(Decrease) increase in cash and cash equivalents	(244,532)	53,231
Cash and cash equivalents — Beginning of period	450,146	110,576

Cash and cash equivalents — End of period	$205,614	$163,807

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars,
except per share amounts or as where otherwise described)
(Unaudited)

1.	Basis of Presentation and Consolidation
      These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned subsidiaries Montpelier Reinsurance Ltd. (“Montpelier Re”), and Montpelier Agency Ltd. (“MAL”). They also include the accounts of Loudoun Re (“Loudoun”) and Blue Ocean Re Holdings Ltd. (“Blue Ocean”) as discussed below.
      Montpelier Re has two wholly-owned subsidiaries: Montpelier Marketing Services (UK) Limited (“MMSL”) and Montpelier Holdings (Barbados) SRL (“MHB”). MMSL was incorporated on November 19, 2001 and provides business introduction and other support services to Montpelier Re. MHB, a Barbados registered society with Restricted Liability incorporated on July 25, 2002, was the registered holder of certain types of securities, including United States equity securities. On February 1, 2005, all securities held by MHB were transferred to the Montpelier Re investment portfolio. Loudoun is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during 2004 through the issuance of a surplus note. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), Loudoun is consolidated into the financial statements of Montpelier Re. On December 30, 2005, Montpelier Re invested in Blue Ocean, the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is incorporated in Bermuda and is registered as a Class 3 insurer and writes property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at June 30, 2006, Montpelier Re beneficially owned 1,065,990 shares, or 41.8% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s preferred shares. Blue Ocean is considered a “variable interest entity” (“VIE”) as defined by FIN 46R. Montpelier Re has been determined to be the primary beneficiary and, as a result, Blue Ocean is presently consolidated into the financial statements of the Company. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.
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

Catastrophe Bond
      The Company has entered into a derivative transaction which provides for two tranches of fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. Both tranches of the cover respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by the Company. For this reason, this cover is accounted for as a derivative, rather than a reinsurance transaction. The Company entered into the transaction as part of the Company’s overall risk management strategy. Contract payments expensed related to the catastrophe bond are included in other operating expense.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Incentive Plans
      Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the quarter ending June 30, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The impact of the adoption of FAS 123(R) did not have a material impact on the Company’s financial statements.

Derivatives
      The Company enters into derivative transactions such as swaps for which the primary purposes are to manage duration or to obtain an exposure to a particular financial market. Derivative instruments are evaluated under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The accounting for changes in fair value of derivatives that have not been designated as a hedge are included in realized gains and losses in the consolidated statements of operations and comprehensive income.

3.	Reinsurance
      The Company purchases reinsurance and other protection to reduce its exposure to losses. The Company currently has in place contracts that provide for recovery of a portion of certain loss and loss adjustment expenses from reinsurers in excess of various retentions. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against gross premiums written. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations.
      The earned reinsurance premiums ceded were $106.9 million and $33.3 million for the six months ended June 30, 2006 and 2005, respectively. Total recoveries netted against loss and loss adjustment expenses was $28.7 million and $43.3 million for the six months ended June 30, 2006 and 2005, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.
      The ratings* of the Company’s reinsurers related to reinsurance receivable on paid losses at June 30, 2006 are as follows:

Rating	Amount	% of Total

A++	$18,290	54.0%
A+	2,561	7.6
A	3,072	9.1
A-	6,345	18.7
Not Rated	3,610	10.6

Total Receivable on paid losses	$33,878	100.0%

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The ratings* of the Company’s reinsurers related to reinsurance recoverable on unpaid losses at June 30, 2006 are as follows:

A++	$55,918	24.1%
A+	24,650	10.6
A	119,069	51.3
A-	15,590	6.7
Not rated	16,852	7.3

Total Recoverable on unpaid losses	$232,079	100.0%

*	Ratings from A.M. Best as at June 30, 2006.
      The Company does not believe that there are any amounts uncollectible from its reinsurers at this time.

4.	Investments

Other Investments
      Symetra, one of the Company’s unquoted investments, is carried at an estimated fair value of $22.8 million and $20.4 million at June 30, 2006 and 2005, respectively, based on reported net asset values and other information available to management, with the unrealized gain (loss) included in accumulated other comprehensive income.
      The Company’s investment in Rockridge Reinsurance Ltd. (“Rockridge”), another unquoted investment, is carried at $10.3 million at June 30, 2006 using the equity method of accounting. See “Related Party Transactions” for additional details.
      The Company previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). During the six months ended June 30, 2005, the Company sold 3.1 million of its Aspen common shares for total proceeds of $79.4 million resulting in a total gain of $32.8 million.

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
      The Company incurred interest expense on the Senior Notes for each of the six months ended June 30, 2006 and 2005 of $7.7 million and paid interest of $7.7 million.

Junior Subordinated Debt Securities
      On January 6, 2006, the Company participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”) issued by Montpelier Capital Trust III. The Trust

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company incurred interest expense related to the Debentures for the six months ended June 30, 2006 of $4.2 million, none of which was payable at June 30, 2006.
     Letter of Credit Facilities
      As Montpelier Re is not an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re to provide letters of credit to clients.
      The following table details the Company’s and Montpelier Re’s credit facilities as at June 30, 2006 ($ in millions):

	Credit Line	Usage	Expiry Date

Secured operational LOC facility:
Syndicated facility: Tranche B	$225.0	$202.4	Aug. 2010
Syndicated 5-Year facility	$500.0	$87.7	June 2011
Syndicated 364-Day facility	$500.0	$400.6	June 2007
Bilateral facility A	$100.0	$73.4	N/A
Blue Ocean	$250.0	$50.0	N/A
      All of the Company and Montpelier Re’s credit facilities are used for general corporate purposes.
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
      On November 15, 2005, Montpelier Re entered into a Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement provided for a one year secured facility that allows Montpelier Re to request the issuance of up to $1.0 billion in letters of credit. On June 9, 2006, Montpelier Re entered into an amendment and restatement of the Letter of Credit and Pledge Agreement which replaced the above agreement. This Amended Letter of Credit Agreement provides for a 364-day secured $500.0 million letter of credit facility and a 5-year secured $500.0 million letter of credit facility. This

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended agreement also replaced Tranche A of the syndicated collateralized, 364-day facility in the amount of $250.0 million described above.
      Effective November 15, 2005, Montpelier Re entered into a Standing Agreement for Letters of Credit with The Bank of New York for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $100.0 million in letters of credit.
      Effective January 10, 2006, Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75.0 million. The facility was revised on May 15, 2006 to $250.0 million.
      All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. As at June 30, 2006 and 2005, both the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities were fully secured by cash and investments.

Trust Agreements
      As Blue Ocean Re writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at June 30, 2006, restricted assets associated with the trust funds consisted of cash of $0.4 million and fixed maturities of $168.4 million.

6.	Related Party Transactions
      White Mountains Insurance Group, Ltd. (“White Mountains”) beneficially owned 12.7% and 14.0% of the Company as at June 30, 2006 and December 31, 2005, respectively.
      The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values of assets held under management. The fees, which vary depending on the amount of assets under management, are deducted in calculating net investment income. The Company incurred an average fee of 0.09% and 0.13% for the six month periods ended June 30, 2006 and 2005, respectively, related to White Mountains Advisors.

	Six Months
	Ended
	June 30,

	2006	2005

	($ in
	millions)
Investment manager fees expensed – White Mountains Advisors	$1.0	$1.3
Investment manager fees payable – White Mountains Advisors	$0.5	$0.7
      In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains. For each of the six months ended June 30, 2006 and 2005, $0.7 million was received in gross premiums related to these contracts.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Montpelier Re ceded reinsurance premium to Rockridge during the six months ended June 30, 2006 and 2005 of $7.8 million and $4.0 million, respectively, which accounted for 100% of the gross premiums written by Rockridge for these periods. Montpelier Re’s earnings in the equity of Rockridge are included in other income. Montpelier Re did not have a reinsurance recoverable balance due from Rockridge at June 30, 2006 or 2005. At June 30, 2006 and 2005, the Company owed Rockridge $5.9 million and $3.1 million, respectively, for premiums ceded and commissions.
      On June 28, 2006, the Company completed the second closing in a private sale of a total of 6,896,552 of the Company’s common shares to two investment funds managed by WL Ross & Co. for $100.0 million. Effective upon the second closing, Wilbur L. Ross, Jr. was appointed to the Board of Directors of the Company. WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., the investors in Montpelier Re Holdings Ltd., currently own 9.8% of the outstanding common shares of Blue Ocean. Wilbur L. Ross, Jr. is one of five members of the Board of Directors of Blue Ocean. The Company’s ownership interest in Blue Ocean Holdings is described in Note 1, above.
      During the six months ended June 30, 2006, Blue Ocean Re expensed $1.8 million in underwriting and performance fees related to the Underwriting Agreement that MAL has entered into with Blue Ocean. These are included as other income in MAL and eliminated in the Company’s consolidated financial statements.

7.	Minority Interest
      As at June 30, 2006, the Company beneficially owned 1,065,990 shares, or 41.8% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s preferred shares. As the Company has been determined to be the primary beneficiary, Blue Ocean, which the Company has determined is a VIE for accounting purposes under FIN 46R, is presently consolidated into the financial statements of the Company. The 58.2% of Blue Ocean’s earnings and shareholders’ equity held by third parties is recorded in the consolidated financial statements as minority interest.
      “Minority interest — Blue Ocean preferred shares” on the Company’s consolidated balance sheet represents the preferred shares owned by the minority shareholders of Blue Ocean as at the periods noted below:

	June 30,	December 31,
	2006	2005

Balance — Beginning of period	$54,166	$—
Issue of preference shares	—	55
Additional paid-in-capital	255	54,945
Preferred dividends, declared and unpaid	3,574	—
Offering expenses	—	(834)

Balance — end of period	$57,995	$54,166

8.	Shareholders’ Equity
      For the six months ended June 30, 2006, participating directors in the Directors Share Plan received their quarterly allotment of share units, resulting in an increase in additional paid-in capital of $0.1 million.
      On March 3, 2004, the Company’s Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of limited amounts of the Company’s shares. The plan covered the exercise of up to 600,000 options and associated share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, 10,000 and 90,000 options were

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercised during the first quarter of 2005, exhausting the plan, at the exercise price of $16.67 and $17.50, respectively, resulting in an increase in common shares by their par amount and an increase in additional paid-in capital of $1.7 million.
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
      On May 25, 2006, the Company entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006 and the second purchase of 3,448,276 common shares closed on June 28, 2006. The net proceeds after deducting estimated offering expenses of $0.5 million was approximately $99.5 million which will be used for general corporate purposes.

Equity Forward and Share Issuance Agreement
      On May 31, 2006, the Company entered into two equity forward sale agreements under which the Company will sell (subject to the Company’s right to cash settle or net share settle such agreements) an aggregate of between 9,796,388 and 15,694,800 common shares to an affiliate of Credit Suisse Securities (USA) LLC (the “forward counterparty”) in exchange for proceeds of approximately $180 million (subject to prior prepayment and assuming no subsequent repayment pursuant to the terms of such agreements).
      On May 31, 2006, the forward counterparty sold 6,800,000 common shares in a public offering at $15.05 per share in order to hedge its position under the forward sale agreements. Subsequent to such initial sale, the forward counterparty has sold or will sell, from time to time, a total of 8,894,800 additional common shares in connection with the forward sale agreements.
      Each forward sale agreement is composed of twenty equal components. Subject to the Company’s right to elect cash or net share settlement with respect to all of or a portion of all of the components of either forward sale agreement, or to terminate early, or accelerate settlement of any component of either forward sale agreement, each forward sale agreement will be physically settled, by issuance of the Company’s common shares, over a twenty business day period beginning March 8, 2007 (in the case of the first forward sale agreement) and March 6, 2008 (in the case of the second forward sale agreement), with each day in each such period relating to a single component. Upon full physical settlement of any component of a forward sale agreement, the Company will issue to the forward counterparty a number of common shares equal to:
      (1) if the volume-weighted average price, calculated excluding some transactions on the relevant date that would not qualify for a regulatory safe harbor relating to issuer repurchase transactions, of the Company’s common shares on the valuation date for such component is less than or equal to $11.75, in the case of the first forward sale agreement, or $11.25, in the case of the second forward sale agreement (the “forward floor price” for that forward sale agreement), the number of shares underlying such component;
      (2) if such volume-weighted average price is greater than the relevant forward floor price, but less than $18.465, in the case of the first forward sale agreement, or $18.375 in the case of the second forward sale agreement (the “forward cap price” for that forward sale agreement), the relevant forward floor price, divided by such volume-weighted average price, multiplied by the number of shares underlying such component; and
      (3) if such volume-weighted average price is greater than or equal to the relevant forward cap price, (a) in the case of the first forward sale agreement, (x) the relevant forward floor price, plus such volume-weighted average price, minus the relevant forward cap price, divided by (y) such volume-weighted average

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price, multiplied by (z) the number of shares underlying such component; and (b) in the case of the second forward sale agreement, 61.2245% of the number of shares underlying such component;
      In connection with, and at the same time as, entering into the forward sale agreement described above, the Company also entered into a share issuance agreement, dated May 31, 2006, with the forward counterparty under which the Company may issue, for payment of the par value thereof, to the forward counterparty, up to 15,694,800 common shares, subject to the Company’s right to repurchase for cancellation an equal number of common shares for nominal consideration.
      Any shares that the Company issues to the forward counterparty will be issued and outstanding for company law purposes, and accordingly, the holders of such shares will have all of the rights of a holder of the Company’s issued and outstanding common shares, including the right to vote the shares on all matters submitted to a vote of the Company’s shareholders and the right to receive any dividends or other distributions that the Company may pay or make on the Company’s issued and outstanding common shares. However, under the share issuance agreement, the forward counterparty has agreed (1) to pay to the Company an amount equal to any cash dividends that are paid on the issued shares, and (2) to pay or deliver to the Company any other distribution, in liquidation or otherwise, on the issued shares.
      The Company may terminate the share issuance agreement at any time. The forward counterparty may also tender to the Company for repurchase for cancellation for nominal consideration by us, subject to applicable law, some or all of the shares issued to it under the share issuance agreement at any time. Upon the occurrence of a bankruptcy or similar event with respect to the forward counterparty, the share issuance agreement will automatically terminate, and the forward counterparty will be required to tender to the Company for repurchase for cancellation all of the shares issued. In addition, if, on any day, the Company is required to issue common shares to the forward counterparty pursuant to any of the forward sale agreements, then on the date of such issuance, the Company shall, subject to applicable law, repurchase for cancellation for nominal consideration from the forward counterparty, and the forward counterparty shall tender to the Company for repurchase for cancellation, a number of common shares equal to the number of common shares so issued pursuant to such forward sale agreement.
      Upon any termination of the share issuance agreement, the common shares issued to the forward counterparty thereunder (or other common shares) must, subject to compliance with Bermuda law, be repurchased for cancellation for nominal consideration by the Company. Under the share issuance agreement, the forward counterparty has agreed to post and maintain with Credit Suisse Securities (USA) LLC, acting as collateral agent on the Company’s behalf, collateral as security for the certain obligations of the forward counterparty to tender the common shares to the Company for repurchase for cancellation for nominal consideration, subject to applicable law, when required under the terms of the share issuance agreement.
      As at June 30, 2006, under the terms of the share issuance agreement, the Company had issued 11,800,000 common shares for their par value of 1/6 cent per share. Subsequent to June 30, 2006, the Company issued an additional 2,000,000 common shares for their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, the Company believes that under U.S. GAAP currently in effect, the shares issued thereunder will not be considered outstanding for the purpose of computing and reporting the Company’s basic or diluted earnings per share or the Company’s fully converted book value per share.

Warrants
      During the six months ended June 30, 2005, Bank of America Securities LLC exercised 146,802.6 warrants in exchange for 86,656 common shares, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount. The remaining warrants

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding are all issued to White Mountains and some of its affiliated companies and will expire on January 3, 2012.

Dividends
      Quarterly dividends declared on common voting shares and warrants for the six months ended June 30, 2006 and 2005 amounted to $0.075 per common voting share and warrant and $0.36 per common voting share and warrant, respectively, and were paid on July 14, 2006 and July 25, 2005, respectively. On February 25, 2005, the Company declared a special dividend in the amount of $5.50 per common share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005.
      The total amount of dividends paid to holders of the Company’s common voting shares and warrants for the six months ended June 30, 2006 and 2005 was $14.5 million and $436.8 million, respectively.

9.	Cat Bond Total Rate of Return Swap Facility
      In June 2006, the Company entered into a $100.0 million Catastrophe Bond Total Rate of Return Swap Facility (the “Facility”) with the Bank of America. Under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Facility transactions are accounted for as derivative transactions. Under the Facility, the Company receives contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The quarterly net contract payments will be included in other income. The difference between the notional capital amounts of the cat bonds and their market values will be marked to market as realized investment gains/losses over the terms of the swap agreements. The Company’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which will equal the amount of the facility utilized, after adjustments for credit quality. As at June 30, 2006, the Company had entered into two cat bond total rate of return swap transactions with a combined notional capital amount of $11.0 million.

10.	Segment Reporting
      The Company operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re commenced writing collateralized property catastrophe retrocessional coverage to other reinsurance companies on January 1, 2006. The formation of Blue Ocean Re gave rise to the new segment for 2006, Collateralized Property Catastrophe Retrocessional Business. Accordingly, no comparative segment information has been provided for the six months ended June 30, 2005.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the significant components of our revenues and expenses by segment is as follows for the three and six months ended June 30, 2006 and 2005:

		Collateralized
		Property
	Rated Reinsurance	Catastrophe
	and Insurance	Retrocessional
Three months ended June 30, 2006	Business	Business	Total 2006	Total 2005

Gross premiums written	$234.4	$61.8	$296.2	$275.6
Gross premiums earned	174.3	18.1	192.4	244.3
Reinsurance premiums ceded earned	41.1	—	41.1	17.2
Net premiums earned	133.2	18.1	151.3	227.1
Loss and loss adjustment expenses	65.4	—	65.4	81.5
Acquisition costs	28.3	1.7	30.0	49.9
General and administrative expenses	14.7	0.3	15.0	15.2

Underwriting income	24.8	16.1	40.9	80.5

Net investment income	26.8	3.6	30.4	19.1
Financing expense	7.0	—	7.0	4.0
Other operating expense	3.0	—	3.0	—
Other income	2.7	—	2.7	—

Net income before realized losses and foreign exchange	44.3	19.7	64.0	95.6

Net realized (losses) gains on investments	(1.1)	(1.4)	(2.5)	16.9
Net foreign exchange gains (losses)	6.1	0.5	6.6	(3.8)

Net income before minority interest	$49.3	$18.8	$68.1	$108.7

Minority interest expense — Blue Ocean			10.5	—

Net income			$57.6	$108.7

Net change in unrealized gains on investments and foreign exchange translation(1)			5.6	1.9

Comprehensive income			$63.2	$110.6

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Collateralized
		Property
	Rated Reinsurance	Catastrophe
	and Insurance	Retrocessional
Six months ended June 30, 2006	Business	Business	Total 2006	Total 2005

Gross premiums written	$437.4	$83.7	$521.1	$581.9
Gross premiums earned	367.2	22.4	389.6	440.9
Reinsurance premiums ceded earned	106.9	—	106.9	33.3
Net premiums earned	260.3	22.4	282.7	407.6
Loss and loss adjustment expenses	116.3	—	116.3	161.0
Acquisition costs	61.9	2.0	63.9	87.3
General and administrative expenses	29.2	0.5	29.7	30.4

Underwriting income	52.9	19.9	72.8	128.9

Net investment income	52.3	6.9	59.2	40.5
Financing expense	14.1	—	14.1	8.3
Other operating expense	7.8	—	7.8	—
Other income	2.9	—	2.9	—

Net income before realized losses and foreign exchange	86.2	26.8	113.0	161.1

Net realized losses on investments	(5.8)	(3.5)	(9.3)	29.2
Net foreign exchange gains (losses)	6.6	0.5	7.1	(7.1)

Net income before minority interest	$87.0	$23.8	$110.8	$183.2

Minority interest expense — Blue Ocean			13.4	—

Net income			$97.4	$183.2

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)			14.3	(36.6)

Comprehensive income			$111.7	$146.6

(1)	Relates to Rated Reinsurance and Insurance Business only.
      The following table summarizes the identifiable assets by segment at June 30, 2006 ($ in millions):

Rated Reinsurance and Insurance Business	$3,743.7
Collateralized Property Catastrophe Retrocessional Business	420.6

Total	$4,164.3

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):
Gross Premiums Written by Line

	Three Months Ended June 30,

Rated Reinsurance and Insurance Business	2006		2005

Rated Reinsurance and Insurance Business
Property Specialty	$65.3	22.0%	$138.3	50.1%
Property Catastrophe	127.6	43.1	86.0	31.2
Other Specialty	41.4	14.0	51.2	18.7
Qualifying Quota Share	—	—	0.1	—

	234.3	79.1	275.6	100.0

Collateralized Property Catastrophe Retrocessional Business	61.9	20.9	—	—

Total	$296.2	100.0%	$275.6	100.0%

Gross Premiums Written by Line

	Six Months Ended June 30,

Rated Reinsurance and Insurance Business	2006		2005

Property Specialty	$129.6	24.9%	$217.7	37.4%
Property Catastrophe	224.2	43.0	241.8	41.6
Other Specialty	83.9	16.1	121.2	20.8
Qualifying Quota Share	(0.3)	—	1.2	0.2

	437.4	84.0	581.9	100.0

Collateralized Property Catastrophe Retrocessional Business	83.7	16.0	—	—

Total	$521.1	100.0%	$581.9	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended June 30,

Rated Reinsurance and Insurance Business	2006		2005

USA and Canada	$164.2	70.1%	$159.3	57.8%
Worldwide(1)	32.3	13.8	56.9	20.6
Japan	21.5	9.2	23.8	8.6
Worldwide, excluding USA and Canada(2)	3.8	1.7	6.1	2.2
United Kingdom and Ireland	2.3	1.0	14.6	5.3
Western Europe, excluding the United Kingdom and Ireland	2.0	0.9	4.8	1.8
Others (1.5% or less)	8.2	3.3	10.1	3.7

Total	$234.3	100.0%	$275.6	100.0%

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,

Collateralized Property Catastrophe Retrocessional Business	2006		2005

Worldwide(1)	$26.5	42.8%	$—	—%
USA and Canada	19.3	31.2	—	—
USA/ Caribbean	11.9	19.2	—	—
Worldwide, excluding USA and Canada(2)	4.2	6.8	—	—

Total	$61.9	100.0%	$—	—%

Gross Premiums Written by Geographic Area of Risks Insured

	Six Months Ended June 30,

Rated Reinsurance and Insurance Business	2006		2005

USA and Canada	$291.7	66.7%	$288.1	49.5%
Worldwide(1)	60.5	13.8	168.2	28.9
Japan	25.2	5.8	29.3	5.0
Western Europe, excluding the United Kingdom and Ireland	18.2	4.2	22.5	3.9
Worldwide, excluding USA and Canada(2)	17.1	3.9	14.9	2.6
United Kingdom and Ireland	5.0	1.1	32.5	5.6
Others (1.5% or less)	19.7	4.5	26.4	4.5

Total	$437.4	100.0%	$581.9	100.0%

	Six Months Ended June 30,

Collateralized Property Catastrophe Retrocessional Business	2006		2005

Worldwide(1)	$42.7	51.1%	$—	—%
USA and Canada	21.1	25.2	—	—
USA/ Caribbean	11.9	14.2	—	—
Worldwide, excluding USA and Canada(2)	8.0	9.5	—	—

Total	$83.7	100.0%	$—	—%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the USA and Canada.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):
Gross Premiums Written by Broker

	Three Months Ended June 30,

Rated Reinsurance and Insurance Business	2006		2005

Marsh	$61.1	29.0%	$61.0	24.3%
Benfield(1)	57.8	27.5	62.0	24.7
Willis Group(1)	33.4	15.9	18.4	7.3
Aon	22.9	10.9	70.6	28.2
Other brokers	35.1	16.7	38.7	15.5

Total brokers	210.3	100.0%	250.7	100.0%

Direct (no broker)	24.0		24.9

Total	$234.3		$275.6

	Three Months Ended June 30,

Collateralized Property Catastrophe Retrocessional Business	2006		2005

Marsh	$28.3	45.7%	$—	—%
Aon	10.3	16.6	—	—
Benfield	6.0	9.7	—	—
Willis Group	3.6	5.8	—	—
Other brokers	13.7	22.2	—	—

Total brokers	$61.9	100.0%	$—	—%

Gross Premiums Written by Broker

	Six Months Ended June 30,

Rated Reinsurance and Insurance Business	2006		2005

Marsh	$127.9	31.9%	$137.1	25.4%
Benfield(1)	96.6	24.1	117.7	21.8
Willis Group(1)	58.1	14.5	71.2	13.2
Aon	42.4	10.6	116.0	21.5
Other brokers	76.1	18.9	97.3	18.1

Total brokers	401.1	100.0%	539.3	100.0%

Direct (no broker)	36.3		42.6

Total	$437.4		$581.9

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,

Collateralized Property Catastrophe Retrocessional Business	2006		2005

Marsh	$31.3	37.5%	$—	—%
Aon	14.1	16.8	—	—
Benfield	13.9	16.6	—	—
Willis Group	8.8	10.5	—	—
Other brokers	15.6	18.6	—	—

Total brokers	$83.7	100.0%	$—	—%

(1)	Includes QQS gross premiums written.

11.	Earnings Per Share
      The reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,

	2006	2005

Basic earnings per common share:
Net income available to common shareholders	$57,662	$108,707
Weighted average common shares outstanding	103,278,258	63,327,564
Effect of common shares issued under share issuance agreement(1)	(11,800,000)	—

Weighted average common shares outstanding — Basic	91,478,258	63,327,564

Basic earnings per common share	$0.63	$1.72

Diluted earnings per common share:
Net income available to common shareholders	$57,662	$108,707
Weighted average common shares outstanding	103,278,258	63,327,564
Effect of common shares issued under share issuance agreement(1)	(11,800,000)	—

Weighted average common shares outstanding — Basic	91,478,258	63,327,564
Dilutive effect of warrants(2)	—	3,621,290
Dilutive effect of share equivalents	79,263	733

Weighted average common and common equivalent shares outstanding — Diluted	91,557,521	66,949,587

Diluted earnings per common share	$0.63	$1.62

Dividends per common share	$0.075	$0.36

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,

	2006	2005

Basic earnings per common share:
Net income available to common shareholders	$97,478	$183,210
Weighted average common shares outstanding	102,128,680	62,953,787
Effect of common shares issued under share issuance agreement(1)	(11,800,000)	—

Weighted average common shares outstanding — Basic	90,328,680	62,953,787

Basic earnings per common share	$1.08	$2.91

Diluted earnings per common share:
Net income available to common shareholders	$97,478	$183,210
Weighted average common shares outstanding	102,128,680	62,953,787
Effect of common shares issued under share issuance agreement(1)	(11,800,000)	—

Weighted average common shares outstanding — Basic	90,328,680	62,953,787
Dilutive effect of warrants	411,821	3,976,649
Dilutive effect of share equivalents	81,539	367
Dilutive effect of share options	—	307,764

Weighted average common and common equivalent shares outstanding — Diluted	90,822,040	67,238,567

Diluted earnings per common share	$1.07	$2.72

Dividends per common share	$0.15	$6.22

(1)	Shares outstanding issued under share issuance agreement discussed in the shareholders’ equity section above.

(2)	Outstanding warrants were not dilutive for the three months ended June 30, 2006 as the strike price of the warrants was higher than the average market price of the Company’s shares during the quarter.

12.	Commitments and Contingent Liabilities

Concentrations of Credit Risk
      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification with restrictions on the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not have an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at June 30, 2006 or 2005. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.
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

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at June 30, 2006 or 2005.

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
      For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares, as defined under the LTIP, is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by the comparison of the ratio of the actual return on equity to the return on risk based capital. All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares. The total number of Performance Share awards outstanding under the LTIP at June 30, 2006 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Due to the impact of the hurricanes which occurred during 2005 there is no estimated payout related to this performance period.
      For the 2006-2008 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. The total number of Performance Share awards outstanding under the LTIP at June 30, 2006 was 167,000 (or up to 334,000 common shares should the maximum harvest of 200% of awards for the 2006-2008 performance period apply). The Company has estimated the LTIP liability and LTIP expense initially using a 100% harvest ratio and will reassess the harvest ratio as circumstances warrant.
      On January 1, 2006, the Company granted 447,500 Restricted Stock Units (“RSU”) to certain eligible plan participants related to the 2006-2008 performance period. The RSU share-based compensation cost was valued at $7.9 million using the weighted average grant date fair value of $18.27. The Company expensed $2.4 million of this amount during the six months ended June 30, 2006. The unrecognized share-based compensation cost of $5.5 million at June 30, 2006 is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008.

Performance Unit Plan (“PUP”)
      The PUP was formerly the Company’s primary executive long-term incentive scheme until it was exhausted at December 31, 2004. Performance Units, as defined under the LTIP, entitle the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance Units vest at the end of a three-year

MONTPELIER RE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance cycle, and can be denominated in common shares at market value and are payable in cash, common shares or a combination thereof at the discretion of the Board’s Compensation and Nominating Committee.
      For the 2002-2004 cycle, the actual harvest ratio as determined by the Compensation and Nominating Committee was 132.0%. On February 28, 2005 the Company paid out the 2002-2004 PUP accrual of $14.0 million.
      For the 2003-2005 cycle, the actual harvest ratio as determined by the Compensation and Nominating Committee was 0%.
      For the 2004-2006 cycle the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Taking into account the Company’s results to date as well as the estimated overall combined ratio for the remainder of this performance period, the Company has used a 0% estimated harvest ratio.

14.	Statutory Requirements
      Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the six months ended June 30, 2006 and 2005, Montpelier Re satisfied these requirements.
      Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expenses. For the six months ended June 30, 2006, Blue Ocean Re satisfied these requirements.
      The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.
      Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met by Montpelier Re and Blue Ocean Re for the six months ended June 30, 2006 and by Montpelier Re for the six months ended June 30, 2005.
      The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends to shareholders.

15.	Subsequent Event
      On July 31, 2006, as required by the Registration Rights Agreement, entered into as part of the Purchase Agreement discussed in Note 8, Shareholders’ Equity above, among the Company, WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., the Company filed an automatic shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of an indeterminate amount of debt, trust preferred and/or equity securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2006 and 2005 and financial condition as at June 30, 2006. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
      This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Form 8-K filed dated June 2, 2006, both of which are filed with the Securities and Exchange Commission.
Segments
      Management has determined that we operate through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re provides collateralized property catastrophe retrocessional coverage to third party reinsurance companies. Blue Ocean Re commenced underwriting business on January 1, 2006. Accordingly, no comparative segment information has been provided for the three and six months ended June 30, 2005.
Outlook and Trends
      For the year to date we have generally seen significant price increases in U.S. peak property zones, particularly on business exposed to hurricanes and earthquakes. These increases are a result of the impact of catastrophic hurricanes that affected the southeastern U.S. in 2004 and 2005. The attendant large industry losses led to an increase in the perception of catastrophe risk by market participants creating a supply/demand imbalance. We believe these demand and supply pressures which have exerted upward pressure on prices in peak U.S. property zones will remain in the near term.
      Outside of property business in U.S. peak zones, there has been less upward movement in reinsurance prices for the year to date. We do not foresee improvement in casualty pricing in the near term. The pricing of worldwide property catastrophe business may improve as updated catastrophe vendor models are released and adapted outside of the U.S. However, to the extent risks are not correlated with peak zone modeled catastrophe losses, there may be a surplus of capacity available which will effectively prevent rate increases.
Results of Operations

For the Three and Six Months Ended June 30, 2006 and 2005
      The $51.1 million and $85.8 million decrease in net income for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005 was principally driven by the following factors:

•	A decrease in gross premiums written and earned for the six months ended June 30, 2006 as compared to 2005;

•	A decrease in net premiums earned for the three and six months ended June 30, 2006 as a result of the decrease in gross premiums written, a higher amount of reinsurance purchased in 2006, an increase in reinsurance premiums ceded written and earned of $7.5 million related to the 2005 hurricanes, and the acceleration of the earning of reinsurance premiums ceded of $4.2 million due to the exhaustion of certain outwards programs related to the 2005 hurricanes;

•	An increase in expenses resulting mainly from the interest and contract payments associated with the derivative transaction providing fully-collateralized catastrophe coverage and interest related to the issuance of junior subordinated debt securities; and

•	A decrease in realized gains principally due to the $17.0 million and $32.8 million realized gain from the sales of Aspen Insurance Company Ltd. common shares during the three and six months ended June 30, 2005 compared to net realized losses on investments during the three and six months ended June 30, 2006.
      These factors were partially offset by:

•	A decrease in net loss and loss adjustment expenses for both the three and six months ended June 30, 2006 as compared to 2005;

•	Minimal development of loss and loss adjustment expense reserves during the and six months ended June 30, 2006 compared to adverse development of $5.4 million recorded during the first six months of 2005;

•	A decrease in acquisition costs as a result of a reduction in gross premiums written combined with the renewal of the majority of Florida proportional contracts as excess of loss contracts, which generate lower levels of acquisition costs; and

•	An increase in net investment income as a result of the higher investment portfolio average balance and higher interest rates.
      The following table summarizes our book value per common share as at the periods indicated:

	As at	As at
	June 30, 2006	December 31, 2005

Book value per share(1)	$13.07	$11.86
Fully converted book value per share(2)	$13.00	$11.86

(1)	Based on total shareholders’ equity divided by basic shares outstanding, excluding the common shares issued and outstanding under the share issuance agreement discussed in the Capital Resources section below.

(2)	Fully converted book value per share at June 30, 2006 is based on total shareholders’ equity at June 30, 2006 divided by common shares outstanding of 107,875,959, less 11,800,000 common shares subject to the share issuance agreement entered into in connection with, and contemporaneously with, the forward sale agreements discussed in the Capital Resources section below, plus common shares issuable upon conversion of outstanding share equivalents of 478,421 at June 30, 2006. Fully converted book value per share at December 31, 2005 is based on total shareholders’ equity at December 31, 2005 divided by common shares outstanding of 89,178,490 plus common shares issuable upon conversion of outstanding share equivalents of 9,170 at December 31, 2005. Warrants outstanding at June 30, 2006 and December 31, 2005 are not included in the calculations as the exercise price is greater than the book value per share.
      We ended the quarter with a fully converted book value per share (as defined above) of $13.00, an increase of $1.14 from December 31, 2005. The internal rate of return on the change in fully converted book value per share from $11.86 at December 31, 2005 to $13.00 at June 30, 2006 after giving effect to the dividend of $0.15 per common share and warrant, excluding 11,800,000 common shares subject to the share issuance agreement entered into in connection with, and contemporaneously with, the forward sale agreements, was 10.9% for the year to date June 30, 2006. For these purposes fully converted book value per share assumes that the warrants are not exercised if the book value per share is less than the strike price. We believe that this measure most accurately reflects the return made by its shareholders as it takes into account the effect of dilutive securities and dividends.

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
      We operate through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re commenced writing collateralized property catastrophe retrocessional coverage to other reinsurance companies on January 1, 2006. The creation of Blue Ocean Re gave rise to the new segment for 2006, Collateralized Property Catastrophe Retrocessional Business. Accordingly, no comparative segment information has been provided for the three and six months ended June 30, 2005.

		Collateralized
		Property
	Rated Reinsurance	Catastrophe
	and Insurance	Retrocessional
Three months ended June 30, 2006	Business	Business	Total 2006	Total 2005

Gross premiums written	$234.4	$61.8	$296.2	$275.6
Gross premiums earned	174.3	18.1	192.4	244.3
Reinsurance premiums ceded earned	41.1	—	41.1	17.2
Net premiums earned	133.2	18.1	151.3	227.1
Loss and loss adjustment expenses	65.4	—	65.4	81.5
Acquisition costs	28.3	1.7	30.0	49.9
General and administrative expenses	14.7	0.3	15.0	15.2

Underwriting income	24.8	16.1	40.9	80.5

Net investment income	26.8	3.6	30.4	19.1
Financing expense	7.0	—	7.0	4.0
Other operating expense	3.0	—	3.0	—
Other income	2.7	—	2.7	—

Net income before realized losses and foreign exchange	44.3	19.7	64.0	95.6

Net realized (losses) gains on investments	(1.1)	(1.4)	(2.5)	16.9
Net foreign exchange gains (losses)	6.1	0.5	6.6	(3.8)

Net income before minority interest	$59.3	$18.8	$68.1	$108.7

Minority interest expense — Blue Ocean			10.5	—

Net income			$57.6	$108.7

Net change in unrealized gains on investments and foreign exchange translation(1)			5.6	1.9

Comprehensive income			$63.2	$110.6

		Collateralized
		Property
	Rated Reinsurance	Catastrophe
	and Insurance	Retrocessional
Six months ended June 30, 2006	Business	Business	Total 2006	Total 2005

Gross premiums written	$437.4	$83.7	$521.1	$581.9
Gross premiums earned	367.2	22.4	389.6	440.9
Reinsurance premiums ceded earned	106.9	—	106.9	33.3
Net premiums earned	260.3	22.4	282.7	407.6
Loss and loss adjustment expenses	116.3	—	116.3	161.0
Acquisition costs	61.9	2.0	63.9	87.3
General and administrative expenses	29.2	0.5	29.7	30.4

Underwriting income	52.9	19.9	72.8	128.9

Net investment income	52.3	6.9	59.2	40.5
Financing expense	14.1	—	14.1	8.3
Other operating expense	7.8	—	7.8	—
Other income	2.9	—	2.9	—

Net income before realized losses and foreign exchange	86.2	26.8	113.0	161.1

Net realized (losses) gains on investments	(5.8)	(3.5)	(9.3)	29.2
Net foreign exchange gains (losses)	6.6	0.5	7.1	(7.1)

Net income before minority interest	$87.0	$23.8	$110.8	$183.2

Minority interest expense — Blue Ocean			13.4	—

Net income			$97.4	$183.2

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)			14.3	(36.6)

Comprehensive income			$111.7	$146.6

(1)	Relates to Rated Reinsurance and Insurance Business only.

Gross Premiums Written
      Details of gross premiums written by line of business are provided below ($ in millions):
Gross Premiums Written by Line

	Three Months Ended June 30,

Rated Reinsurance and Insurance Business	2006		2005

Property Specialty	$65.3	22.0%	$138.3	50.1%
Property Catastrophe	127.6	43.1	86.0	31.2
Other Specialty	41.4	14.0	51.2	18.7
Qualifying Quota Share	—	—	0.1	0.0

	234.3	79.1	275.6	100.0

Collateralized Property Catastrophe Retrocession Business	61.9	20.9	—	—

Total	$296.2	100.0%	$275.6	100.0%

Reinstatement premiums	7.8		7.9

Total excluding reinstatement premiums	$288.4		$267.6

Gross Premiums Written by Line

	Six Months Ended June 30,

Rated Reinsurance and Insurance Business	2006		2005

Property Specialty	$129.6	24.9%	$217.7	37.4%
Property Catastrophe	224.1	43.0	241.8	41.6
Other Specialty	83.9	16.1	121.2	20.8
Qualifying Quota Share	(0.3)	—	1.2	0.2

	437.3	84.0	581.9	100.0

Collateralized Property Catastrophe Retrocession Business	83.8	16.0	—	—

Total	$521.1	100.0%	$581.9	100.0%

Reinstatement premiums	8.5		11.3

Total excluding reinstatement premiums	$512.6		$570.6

      Gross premiums written during the quarter ended June 30, 2006 increased by 7.5% as compared to the same period in 2005 for a variety of reasons, the most significant being:

•	The conversion on renewal of almost all of our Florida quota share contracts into excess of loss contracts. Gross premiums written for proportional contracts is spread evenly over the contract period compared to gross premiums written for excess of loss contracts, which is recorded as written when the contract is bound. This factor, combined with substantial rate increases for this line of business, has resulted in an increase in gross premiums written for the Property Catastrophe line;

•	An increase in property retrocession business written of $59.4 million (see discussion regarding Blue Ocean Re below). Before 2006 property retrocession business was included in the Property Catastrophe line of business; and

•	An increase in direct and facultative business written as a result of increased rates.
      These increases were partially offset by the non-renewal of certain large excess of loss contracts.

      Gross premiums written during the six months ended June 30, 2006 decreased by 10.4% as compared to the same period in 2005 for a variety of reasons, the most significant being:

•	A decrease in gross premiums written of approximately $33.6 million relating to the expiration of our agreements with Aspen affiliates as at December 31, 2005. As these agreements provided for $60.0 million in proportional coverage attaching over the year, the effect of the expiration of these contracts on gross premiums written in comparison with prior periods will continue through the remainder of 2006;

•	A reduction in our catastrophe-exposed offshore marine class of business, resulting in a drop of $10.0 million in gross premiums written compared to 2005; and

•	A decrease in risk excess of loss business due to inadequate pricing and tighter risk-to-capital constraints, resulting in a reduction in our exposures in most peak zones.
      These factors have been partially offset by increases in gross premiums written, the reasons for which are as discussed above for the three months ended June 30, 2006.
      For the three and six months ended June 30, 2006 casualty business represented approximately 7.2% and 7.8% of our gross premiums written compared to 11.1% and 10.0% for the same periods in 2005. Casualty business written decreased during the three and six months ended June 30, 2006 as compared to 2005 mainly due to the cancellation of the U.K. employers’ liability business contract with Aspen affiliates as discussed above. Casualty business includes medical malpractice, specialized errors and omissions business, U.K. employer’s liability and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis. We have not written any U.K. employers’ liability business in 2006.
      As planned, we have not written any QQS policies since 2003. QQS gross premiums written in 2006 related to adjustments in estimates made to the 2003 underwriting year mainly as a result of the movement in foreign exchange rates. During 2005 we commuted all of the 2002 underwriting year QQS contracts and during the first six months of 2006 we commuted all of the 2003 underwriting year QQS contracts.
      Effective January 1, 2006, Blue Ocean Re commenced writing collateralized property catastrophe retrocession business. Blue Ocean is presently consolidated into our consolidated financial statements and the portion of Blue Ocean’s earnings and shareholders equity held by third parties is recorded in the consolidated financial statements as minority interest.
      Looking ahead to subsequent quarters, it is difficult to predict the amount of premiums we will write. Various factors will continue to affect our appetite and capacity to write risk. These include the impact of increasing frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements and other considerations. In addition, the mix of business will significantly affect our ultimate premium volume. For example, as expected in the year to date we have written substantially less proportional business and used that capacity to write excess of loss protections. In order to write excess of loss business we are required to hold more capital per dollar of premium than for proportional business. In addition, the reduction in proportional contracts entered into in recent quarters will adversely affect the amount of our gross written premium in upcoming quarters as compared to the same periods in 2005 due to the writing pattern of proportional business as discussed above. To the extent there are fewer catastrophes in 2006 as compared to 2005, reinstatement premiums will be lower in 2006 as compared to 2005. Overall for 2006 we expect gross premiums written will be lower than in 2005.

Reinsurance Premiums Ceded

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Rated Reinsurance and Insurance Business	2006	2005	2006	2005

	($ in millions)
Reinsurance premiums ceded	$24.3	$44.0	$103.6	$70.9
Reinstatement premium	(1.4)	—	6.1	1.3

Total excluding reinstatement premium	$25.7	$44.0	$97.4	$69.6

      In the 2006 and 2005 periods we purchased retrocessional excess of loss protection against individual risk losses on our direct and facultative book and against catastrophes on our overall property writings. During the first quarter of 2006 we also purchased a greater amount of additional large event protection coverage, including Industry Loss Warranty reinsurance protection designed to reduce our net exposure to large catastrophes. In addition, we purchased quota share protection against our 2006 property business, specific protection for our direct and facultative business, and retrocessional stop-loss protection against losses on our casualty writings and against our sabotage and terrorism writings. These purchases accounted for most of the increase in reinsurance premiums ceded for the three and six months ended June 30, 2006. Reinstatement premium of $(1.4) million and $7.5 million recorded during the three and six months ended June 30, 2006, respectively, related to the 2005 hurricanes. Excluding reinstatement premium ceded related to catastrophes which may occur during 2006, we anticipate that reinsurance premiums ceded written for 2006 will be lower than 2005.
      During the second quarter of 2005 we participated in the founding of a reinsurance vehicle, Rockridge, which was established to invest its assets in a fixed income arbitrage strategy and assume high-layer, short-tail risks principally from Montpelier. This relationship provides us with the capacity to increase gross lines in specific programs where we see favorable underwriting opportunities. We then cede this incremental business to Rockridge and earn fees for the services we provide in underwriting the original business. During the three and six months ended June 30, 2006 and 2005, we ceded property catastrophe reinsurance to Rockridge of $7.8 million and $4.0 million, respectively.
      We did not cede any reinsurance premiums related to the Collateralized Property Catastrophe Retrocession segment for the three and six months ended June 30, 2006.

Net Premiums Earned

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	($ in millions)
Gross premiums earned — Rated Reinsurance and Insurance Business	$174.3	$244.3	$367.2	$440.9
Gross premiums earned — Collateralized Property Catastrophe Retrocessional Business	18.1	—	22.4	—
Reinsurance premiums ceded earned — Rated Reinsurance and Insurance Business	(41.1)	(17.2)	(106.9)	(33.3)

Net premiums earned	$151.3	$227.1	$282.8	$407.6

      Net premiums earned decreased for the three and six months ended June 30, 2006 as compared to 2005 and are expected to be lower for the 2006 year as compared to 2005 mainly due to a reduction in gross premiums written as discussed above and the increase in our reinsurance purchases. During the fourth quarter of 2005 we purchased quota share reinsurance to protect the 2005 underwriting year in-force book of business. This reduced net earned premium for the three and six months ended June 30, 2006 by approximately $6.8 million and $19.3 million, respectively.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net loss ratio	43.2%	35.9%	41.1%	39.5%
Expense ratio	29.7%	28.7%	33.1%	28.9%
Combined ratio	72.9%	64.6%	74.2%	68.4%
      Net loss and loss adjustment expenses were $65.4 million and $81.5 million for the three months ended June 30, 2006 and 2005, respectively. The higher net loss ratio for the three months ended June 30, 2006 as compared to 2005 is primarily as a result of prior period development. Overall there was $16.5 million of adverse development on prior years during the three months ended June 30, 2006 as opposed to $8.9 million of favorable development on prior years during the comparable period in 2005. Loss and loss adjustment expenses were $116.3 million and $161.0 million for the six months ended June 30, 2006 and 2005, respectively. Reinsurance recoveries of $(6.9) million and $26.3 million were netted against loss and loss adjustment expenses for the three months ended June 30, 2006 and 2005, respectively. The negative reinsurance recovery for the three months ended June 30, 2006 is due to a reduction in the estimate of loss and loss adjustment expenses primarily related to Hurricane Katrina. Reinsurance recoveries of $28.7 million and $43.3 million were netted against loss and loss adjustment expenses for the six months ended June 30, 2006 and 2005, respectively.
      We paid net losses of $242.0 million and $99.4 million for the three months ended June 30, 2006 and 2005, respectively, and $375.7 million and $154.4 million for the six months ended June 30, 2006 and 2005, respectively. The majority of the increase in paid losses during 2006 as compared to 2005 related to claim payments made of $174.6 million and $271.2 million for the three and six months ended June 30, 2006, respectively, related to the four 2005 hurricanes: Dennis, Katrina, Rita and Wilma. We also expect that our paid losses will be higher than average during 2006 as we continue to pay claims related to the 2005 catastrophes. At June 30, 2006, approximately 63% of our gross reserves related to the four 2005 hurricanes.
      We did not record any loss and loss adjustment expenses related to the Collateralized Property Catastrophe Retrocession segment for the three or six months ended June 30, 2006.
      The following are our loss ratios by line of business for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Net Loss Ratios:	2006	2005	2006	2005

Rated Reinsurance and Insurance Business:
Property Specialty	29.1%	27.4%	37.2%	40.5%
Property Catastrophe	57.9	33.1	47.6	32.3
Other Specialty	75.6	53.0	59.8	40.1
Qualifying Quota Share(1)	N/M	N/M	N/M	N/M
Collateralized Property Catastrophe Retrocession Business	—	—	—	—
Overall Net Loss Ratio	43.2%	35.9%	41.1%	39.5%
Overall Gross Loss Ratio	30.4%	44.6%	37.2%	46.6%

(1)	Because we stopped writing QQS business in 2004 earned premium for these periods is minimal and as a consequence, the net loss ratio is no longer a meaningful measurement for this category.
      Loss ratios for the Property Specialty group of business have had the benefit of favorable development on prior years in both 2005 and 2006. In the six months ended June 30, 2006, prior year losses decreased by $17.5 million. In the same period of 2005, prior year losses decreased by $20.3 million. The Property

Catastrophe loss ratio for the quarter ending June 30, 2006 was higher than the quarter ending June 30, 2005 due to adverse development on prior years and a smaller premium base. Primarily due to adverse development on Wilma, prior year loss estimates increased by $21.7 million during the quarter. In the second quarter of 2005, Property Catastrophe prior year losses increased by only $14.2 million. The difference in loss ratios is also affected by the reduced premium in this group of business for 2006. Some of the increase in the Other Specialty loss ratio for the three months ended June 30, 2006 compared with the prior year is due to a new claim from a December 2005 explosion. Ceded premium for this group of business in 2006 also increased, which caused an increase in the net loss ratio.
      The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the six months ended June 30, 2006 ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Gross	Change in Prior	Gross Paid	Losses for the	Gross
	Reserves at	Years	Losses	2006 Year at	Reserves at
	December 31,	Estimates	During	June 30,	June 30,
	2005	During 2006	2006	2006	2006

Property Specialty	$540.7	$3.8	$(118.9)	$62.9	$488.5
Property Catastrophe	868.9	31.6	(328.5)	12.7	584.7
Other Specialty	353.5	(5.7)	(16.5)	44.4	375.7
Qualifying Quota Share	18.8	(4.6)	(14.2)	—	—

Total	$1,781.9	$25.1	$(478.1)	$120.0	$1,448.9

Net Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Net Reserves	Change in Prior	Net Paid	Losses for the	Net
	at	Years	Losses	2006 Year at	Reserves at
	December 31,	Estimates	During	June 30,	June 30,
	2005	During 2006	2006	2006	2006

Property Specialty	$398.4	$(17.5)	$(82.5)	$62.3	$360.7
Property Catastrophe	719.8	22.9	(264.4)	11.7	490.0
Other Specialty	341.3	(1.1)	(15.6)	41.5	366.1
Qualifying Quota Share	16.7	(3.5)	(13.2)	—

Total	$1,476.2	$0.8	$(375.7)	$115.5	$1,216.8

      The second quarter of 2006 includes approximately $16.5 million of adverse development of net losses from prior years, increasing the net loss ratio by 10.9 points. This compares with $8.9 million of net favorable development from prior years for the three months ended June 30, 2005, which benefited the net loss ratio by 3.9 points.
      The first six months of 2006 includes approximately $0.8 million of adverse development of net losses from prior years, increasing the net loss ratio by 0.3 points. This compares with $5.4 million of net favorable development from prior years for the six months ended June 30, 2005, which benefited the net loss ratio by 1.3 points.
      The development of prior year losses during the three and six months ended June 30, 2006 primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for prior years decreased by $9.7 million and $17.5 million during the three and six months ended June 30, 2006, respectively. The majority of the decrease in the second quarter was due to a reduction in the expected ultimate losses for property risk excess claims. We have also received some benefit this year on large property direct and facultative claims that have settled below our reserve level.

•	In the Property Catastrophe category, our estimate of net losses for prior years increased by $21.8 million and by $22.9 million during the three and six months ended June 30, 2006, respectively. The adverse development in the second quarter was driven by an increase of $31 million on our retrocessional book of business for the 2005 hurricanes. This was offset somewhat by a decrease in the Property Catastrophe hurricane losses.

•	With regards to our Other Specialty category, claim frequency has continued to be very low for these classes of business. However, a large claim was reported during the quarter from an explosion in December 2005. This resulted in an increase in prior year ultimate losses of $5.5 million. For the six months ended June 30, 2006, prior accident year losses decreased by $1.1 million.

•	During the three and six months ended June 30, 2006, our losses for QQS business decreased by $1.1 million and $3.5 million respectively. We commuted the three 2002 QQS contracts during the second quarter of 2005. The three 2003 contracts have also been commuted. Final settlement terms resulted in the decrease in QQS losses for the quarter.

      Other than as described above, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three and six months ended June 30, 2006.
      At June 30, 2006, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
      Management has determined that the best estimate for gross loss and loss adjustment expense reserves at June 30, 2006 was $1,448.9 million. Of this estimate, $45.7 million relates to our insurance business and $1,403.2 million relates to our reinsurance business.
      Management has determined that the best estimate for net loss and loss adjustment expense reserves at June 30, 2006 was $1,216.8 million.
      The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business for the Rated Insurance and Reinsurance segment ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves at June 30, 2006

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$378.4	$488.5	$598.6
Property Catastrophe	518.8	584.7	650.6
Other Specialty	303.3	375.7	448.1

Total		$1,448.9

Net Loss and Loss Adjustment Expense Reserves at June 30, 2006

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$280.5	$360.7	$440.9
Property Catastrophe	433.4	490.0	546.6
Other Specialty	296.0	366.1	436.2

Total		$1,216.8

      The following table sets forth a breakdown between case reserves and IBNR by line of business at June 30, 2006 ($ in millions):

			Gross Loss
			and Loss
		Gross	Adjustment
	Gross	Case	Expense
	IBNR at	Reserves at	Reserves at
	June 30,	June 30,	June 30,
	2006	2006	2006

Property Specialty	$170.4	$318.1	$488.5
Property Catastrophe	222.9	361.8	584.7
Other Specialty	242.8	132.9	375.7

Total	$636.1	$812.8	$1,448.9

Net Foreign Exchange Gains (Losses)
      Net foreign exchange gains (losses) resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized losses resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gains (losses) during the three and six months ended June 30, 2006 and 2005 are primarily due to the weakening (strengthening) of the U.S. dollar resulting in losses on translation arising out of receipts of non-U.S. dollar premium installments. Certain of our investments, premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	($ in millions)
Acquisition costs (including profit commission)(1)	$29.9	$49.9	$63.9	$87.3
General and administrative expenses(1)	$15.0	$15.2	$29.7	$30.5
Expense Ratio (including profit commission)	29.7%	28.7%	33.1%	28.9%
Expense Ratio (excluding profit commission)	30.6%	26.0%	33.3%	26.6%

(1)	The Collateralized Property Catastrophe Retrocessional segment incurred $1.7 million in acquisition costs and $0.3 million in general and administrative expenses for the three months ended June 30, 2006 and $2.0 million and $0.5 million in acquisition costs and general and administrative expenses, respectively, for the six months ended June 30, 2006.
      Acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. General and administrative expenses are comprised of fixed expenses, which include salaries and benefits, share options, office and risk management expenses, and variable expenses, which include costs related to our performance unit plan, long-term incentive plan and bonuses. The decrease in acquisition costs during the three and six months ended June 30, 2006 as compared to 2005 is consistent with the decrease in gross premiums written and the fact that the level of gross premiums earned is lower in 2006 than in 2005, both of which are discussed above. In addition, as discussed above, the conversion of proportional treaty premium into excess of loss premium has resulted in a lower level of acquisition costs. The level of general and administrative expenses has remained relatively constant for the three and six months ended June 30, 2006 as compared to the same periods in 2005. The expense ratio has increased for the three months and six months ended June 30, 2006 as compared to the same period in 2005 mainly as a result of the increase in reinsurance premiums ceded, which decreases the denominator of the ratio.

      Profit commission expensed was $(1.3) million and $6.0 million for the three months ended June 30, 2006 and 2005, respectively, and $(0.5) million and $9.5 million for the six months ended June 30, 2006 and 2005, respectively. Profit commission has declined as compared to the prior year mainly due to the high level of loss and loss adjustment expenses related to the hurricanes which occurred during 2005. In addition, as discussed above, net earned premiums have declined substantially in 2006 as compared to the same period in 2005, resulting in a lower profit commission amount. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates and as the level of our net premiums earned fluctuates.
      General and administrative expenses for the periods indicated consisted of the following ($ in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Fixed expenses, excluding share options	$11.6	$10.2	$22.4	$20.8
Current and deferred incentive compensation	3.4	5.0	7.3	8.5
Fair value of share options expense	—	—	—	1.2

Total General and Administrative expenses	$15.0	$15.2	$29.7	$30.5

      Total fixed general and administrative expenses were very similar for the three and six months ended June 30, 2006 and 2005. Current and deferred incentive compensation is lower for the three and six months ended June 30, 2006 as compared to 2005 mainly due to a combination of factors. There is an expense related to the RSUs granted on January 1, 2006 of $1.2 million and $2.4 million for the three and six months ended June 30, 2006, respectively. This is partially offset by a decrease in the LTIP expense in 2006 as compared to 2005 as the 2005 periods contained an expense for the 2003-2005, 2004-2006 and 2005-2007 performance periods whereas the expense included in the 2006 period only relates to the 2006-2008 performance period. In addition, participating directors in the directors share plan received a quarterly allotment of share units for which we incurred an expense of $0.1 million for the three and six months ended June 30, 2006. This expense is included in fixed expenses. There was no such expense during the three and six months ended June 30, 2005.
      For 2006, Long-Term Incentive Plan (“LTIP”) and Performance Unit Plan (“PUP”) expense included in current and deferred incentive compensation relate to the LTIP expense for the 2006-2008 period only as during the fourth quarter of 2005, accrued incentive compensation liabilities were reversed as a result of the effect that the 2005 catastrophes had on our results. We have accrued the estimated LTIP expense for the 2006-2008 performance period based on an estimated harvest ratio of 100%. Our 2006 results to date reflect a 0% harvest ratio for the 2003-2005 performance period and an estimated harvest ratio of 0% for the 2004-2006 and 2005-2007 performance periods.
      On January 1, 2006, we granted 447,500 Restricted Stock Units (“RSUs”) to certain eligible plan participants related to the 2006-2008 performance period. The RSU share-based compensation cost was valued at $7.9 million using the weighted average grant date fair value of $18.27. We expensed $1.2 million and $2.4 million of this amount during the three and six months ended June 30, 2006. The unrecognized share-based compensation cost of $5.5 million at June 30, 2006 is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008.
      During the first quarter of 2005, share options were converted into restricted and unrestricted common voting shares. There are no share options outstanding during 2006 to date.
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

Net Investment Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	($ in millions)
Net investment income(1)	$30.4	$19.1	$59.2	$40.5
Accretion of premium on bonds	$2.3	$2.2	$4.5	$4.6
Investment management, accounting and custodian fees	$1.2	$0.6	$2.5	$1.4

(1)	Includes $2.7 million and $5.2 million in interest income related to Blue Ocean for the three and six months ended June 30, 2006, respectively.
      The majority of investment management fees incurred related to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our major shareholders. These fees were $0.4 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The investment management fees are higher for 2006 as compared to 2005 due to the greater average size of the portfolio under management and the mix of investments during the period. The fees will vary as our mix of investments changes. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party.
      Based on the weighted average monthly investments held, and including net unrealized gains (losses), and foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances, the total investment returns were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Total investment return	1.3%	1.5%	2.3%	1.3%
Consolidated weighted average investment portfolio balance ($ in millions)	$3,006.0	$2,320.7	$3,037.2	$2,478.5
      In the six months ended June 30, 2006, our total investment return increased compared with the same period in 2005. This is principally a result of higher yields in 2006 and the overall market movement in bond prices during each respective period. The size of the investment portfolio and related investment income will be affected by the payment of claims related to the 2005 hurricanes as we have paid out a substantial amount of claims to date and will be paying out substantially more claims over the remainder of the year, to an extent offset by equity and junior subordinated debt securities we have raised. Net paid claims were $242.0 million and $375.7 million for the three and six months ended June 30, 2006 as compared to $99.4 million and $154.4 million during the same periods in 2005.
      We believe that the gross unrealized losses relating to our fixed maturity investments at June 30, 2006 and 2005 of $35.6 million and $17.4 million, respectively, resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $1.3 million and $1.0 million at June 30, 2006 and 2005, respectively, are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.
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
      Due to higher short term fixed income yields, our capital raise and an increased level of insurance float, we project a greater proportion of our returns will be generated from investment income in 2006. The increased insurance float is attributable to both (a) large catastrophe loss reserves which we will pay out over the next few years, and to a lesser extent (b) the build up of attritional loss reserves over the years.

Financing Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	($ in millions)
Fees — letter of credit facilities	$0.9	$—	$1.7	$0.5
Interest — Senior Notes	3.9	4.0	7.7	7.7
Fees — trust preferred securities	—	—	0.5	—
Interest on trust preferred securities	2.2	—	4.2	—

Total Financing Expense	$7.0	$4.0	$14.1	$8.2

      Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section below.
      We paid interest expense related to the Senior Notes during the three and six months ended June 30, 2006 and 2005 of $7.7 million for both periods. We expect to pay the same amount of interest in 2006 as 2005 related to the Senior Notes as they bear a fixed interest rate of 6.125%.

Other Operating Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	($ in millions)
Contract payments — catastrophe bond	$3.0	$—	$5.9	$—
Fees — set-up catastrophe bond	—	—	1.9	—

Total Other Operating Expense	$3.0	$—	$7.8	$—

      Contract payments expensed in relation to the fully-collateralized counterparty agreement with Champlain Limited are calculated at 12.75% plus 8 basis points per annum on the first tranche and 13.5% plus 8 basis points on the second tranche and are payable quarterly. The set-up fees above are non-recurring.

Other Income
      Other income consists of ceding commission and incentive fee income pursuant to our agreement with West End Capital Management (Bermuda) Ltd. related to our investment in Rockridge. In 2006 we expect these amounts to increase. Other income also includes interest earned on funds advanced to ceding companies in accordance with contract terms.
      In June 2006, the Company entered into a $100.0 million Catastrophe Bond Total Rate of Return Swap Facility (the “Facility”) with Bank of America. Under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, Facility transactions are accounted for as derivative transactions. Under the Facility, the Company receives contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The quarterly net contract payments will be included in other income. The difference between the notional capital amounts of the cat bonds and their market values will be marked to market as realized investment gains/losses over the terms of the swap agreements. The Company’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which will equal the amount of the facility utilized, after adjustments for credit quality. As at June 30, 2006, the Company had entered into two cat bond total rate of return swap transactions with a combined notional capital amount of $11.0 million. There were no amounts recorded in other income or realized gains/losses for the three and six months ended June 30, 2006 related to the outstanding swap agreements as transactions were entered into at the end of the quarter.

Net Realized (Losses) Gains on Investments

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	($ in millions)
Rated Reinsurance and Insurance Business
Realized gains — available-for-sale fixed maturities and equity investments	$1.3	$17.0	$0.5	$29.5
Other than temporary impairment — fixed maturities	(0.9)	—	(3.9)	—
Other than temporary impairment — equity investments	(1.5)	(0.1)	(2.5)	(0.3)

	(1.1)	16.9	(5.9)	29.2
Collateralized Property Catastrophe Retrocessional Business — Trading
Realized losses — fixed maturities	(1.3)	—	(1.7)	—
Unrealized losses — fixed maturities	(0.1)	—	(1.7)	—

	(1.4)	—	(3.4)	—

Net realized (losses) gains	$(2.5)	$16.9	$(9.3)	$29.2

      Net gains (losses) realized resulted from the sale of fixed maturity and equity investments. During the three and six months ended June 30, 2005, we recorded $17.0 million and $32.8 million in realized gains, respectively, from the sales of Aspen shares.

	Six Months Ended
	June 30,

	2006	2005

Proceeds from sales of available-for-sale securities	$1,103.7	$961.6
Aggregate fair value of securities in unrealized loss position, available-for-sale	$1,605.5	$1,551.2
Aggregate fair value of securities in unrealized loss position, available-for-sale (>12 months)	$736.2	$302.6

Minority Interest
      Minority interest represents the minority shareholders’ interest in Blue Ocean’s net income and shareholders equity for the three and six months ended June 30, 2006.
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
Capital Resources
      Our shareholders’ equity at June 30, 2006 was $1,255.6 million, which is net of an accumulated deficit of $566.8 million. Our capital base has increased by $197.9 million since December 31, 2005, mainly as a result of retained earnings for period to date plus an increase in capital of $100.0 million from the issuance of common shares. Our contractual obligations and commitments are set out below as at June 30, 2006.
Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)
Debt:
6.125% Senior Notes due 2013	$359,102	$15,312	$30,625	$30,625	$282,540
Junior Subordinated Debt Securities	254,362	8,550	17,100	17,100	211,612
Gross Loss and Loss Adjustment Expense Reserves	1,448,872	619,592	586,674	173,385	69,221
Letter of credit fees	2,835	2,835	—	—	—
Catastrophe bond fees	29,070	11,587	17,483	—	—
Operating leases	40,050	4,465	9,066	9,155	17,364

Total	$2,134,291	$662,341	$660,948	$230,265	$580,737

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
      The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at June 30, 2006. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business, we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expense Reserves section contained in our Annual Report on Form 10-K for the year ended December 31, 2005. These estimated obligations will be funded through existing cash and investments.
      Effective December 30, 2005 we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. The Company acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by the Company. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction. Contract payments in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the first tranche and 13.5% plus 8 basis points on the second tranche. Fees are payable quarterly. However, in the event that this cover is triggered the amount of fees that we will have to pay will be significantly lower than reflected above.
      On May 25, 2006 we entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006 and the second purchase of 3,448,276 common shares closed on June 28, 2006. The net proceeds after deducting estimated offering expenses of $0.5 million was approximately $99.5 million which will be used for general corporate purposes.
      On July 31, 2006 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of an indeterminate amount of debt, trust preferred and/or equity securities. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.
     Equity Forward and Share Issuance Agreement
      On May 31, 2006 we entered into two equity forward sale agreements under which we will sell (subject to the Company’s right to cash settle or net share settle such agreements) an aggregate of between 9,796,388 and 15,694,800 common shares common shares to an affiliate of Credit Suisse Securities (USA) LLC (the “forward counterparty”) in exchange for proceeds of approximately $180 million (subject to prior prepayment and assuming no subsequent repayment pursuant to the terms of such agreements).
      On May 31, 2006 the forward counterparty sold 6,800,000 common shares in a public offering at $15.05 per share in order to hedge its position under the forward sale agreements. Subsequent to such initial sale, in connection with the forward sale agreements, the forward counterparty has sold or will sell from time to time a total of 8,894,800 additional common shares.
      Each forward sale agreement is composed of twenty equal components. Subject to our right to elect cash or net share settlement with respect to all of or a portion of all of the components of either forward sale agreement, or to terminate early, or accelerate settlement of any component of either forward sale agreement, each forward sale agreement will be physically settled, by issuance of the requisite number of our common shares, over a twenty business day period beginning March 8, 2007 (in the case of the first forward sale agreement) and March 6, 2008 (in the case of the second forward sale agreement), with each day in each such period relating to a single component. Upon full physical settlement of any component of a forward sale agreement, we will issue to the forward counterparty a number of common shares equal to:
      (1) if the volume-weighted average price, calculated excluding some transactions on the relevant date that would not qualify for a regulatory safe harbor relating to issuer repurchase transactions, of the Company’s common shares on the valuation date for such component is less than or equal to $11.75, in the case of the first forward sale agreement, or $11.25, in the case of the second forward sale agreement (the “forward floor price” for that forward sale agreement), the number of shares underlying such component;
      (2) if such volume-weighted average price is greater than the relevant forward floor price, but less than $18.465, in the case of the first forward sale agreement, or $18.375 in the case of the second forward sale agreement (the “forward cap price” for that forward sale agreement), the relevant forward floor price, divided by such volume-weighted average price, multiplied by the number of shares underlying such component; and
      (3) if such volume-weighted average price is greater than or equal to the relevant forward cap price, (a) in the case of the first forward sale agreement, (x) the relevant forward floor price, plus such volume-weighted average price, minus the relevant forward cap price, divided by (y) such volume-weighted average price, multiplied by (z) the number of shares underlying such component; and (b) in the case of the second forward sale agreement, 61.2245% of the number of shares underlying such component;
      In connection with, and at the same time as, entering into the forward sale agreement described above, we also entered into a share issuance agreement, dated May 31, 2006, with the forward counterparty under which we may issue, for payment of the par value thereof, to the forward counterparty up to 15,694,800 common shares, subject to our right to repurchase for cancellation an equal number of common shares for nominal consideration.
      Any shares that we issue to the forward counterparty will be issued and outstanding for company law purposes, and accordingly, the holders of such shares will have all of the rights of a holder of our issued and outstanding common shares, including the right to vote the shares on all matters submitted to a vote of our shareholders and the right to receive any dividends or other distributions that we may pay or make on our issued and outstanding common shares. However, under the share issuance agreement, the forward counterparty has agreed (1) to pay to us an amount equal to any cash dividends that are paid on the issued shares, and (2) to pay or deliver to the us any other distribution, in liquidation or otherwise, on the issued shares.
      We may terminate the share issuance agreement at any time. The forward counterparty may also tender to us for repurchase for cancellation for nominal consideration by us, subject to applicable law, some or all of the shares issued to it under the share issuance agreement at any time. Upon the occurrence of a bankruptcy or similar event with respect to the forward counterparty, the share issuance agreement will automatically terminate, and the forward counterparty will be required to tender to us for repurchase for cancellation all of the shares issued. In addition, if, on any day, we are required to issue common shares to the forward counterparty pursuant to any of the forward sale agreements, then on the date of such issuance, we shall, subject to applicable law, repurchase for cancellation for nominal consideration from the forward counterparty, and the forward counterparty shall tender to us for repurchase for cancellation, a number of common shares equal to the number of common shares so issued pursuant to such forward sale agreement.
      Upon any termination of the share issuance agreement, the common shares issued to the forward counterparty thereunder (or other common shares) must, subject to compliance with Bermuda law, be repurchased for cancellation for nominal consideration by us. Under the share issuance agreement, the forward counterparty has agreed to post and maintain with Credit Suisse Securities (USA) LLC, acting as collateral agent on our behalf, collateral as security for the certain obligations of the forward counterparty to tender the common shares to us for repurchase for cancellation for nominal consideration, subject to applicable law, when required under the terms of the share issuance agreement.
      As at June 30, 2006, under the terms of the share issuance agreement, we had issued 11,800,000 common shares for their par value of 1/6 cent per share. Subsequent to June 30, 2006, we issued an additional 2,000,000 common shares for their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, we believe that under U.S. GAAP currently in effect, the shares issued thereunder will not be considered outstanding for the purpose of computing and reporting our basic or diluted earnings per share or our fully converted book value per share.
      As at June 30, 2006, Montpelier Re beneficially owned 1,065,990 shares, or 41.8%, of Blue Ocean’s outstanding common shares and 33.6% of the preferred shares. Blue Ocean has been determined to be a “variable interest entity” (“VIE”) as defined by FIN 46R, with the Company currently representing the primary beneficiary. For this reason, Blue Ocean’s results have been consolidated with those of the Company.
      On January 6, 2006, we participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”) issued by Montpelier Capital Trust III. The Trust Preferred Securities mature on March 30, 2036, are redeemable at our option at par beginning March 30, 2011, and require quarterly distributions of interest by Montpelier Capital Trust III to the holders of the Trust Preferred Securities. Distributions of interest will be payable at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued 3,093 of its common securities to us for a purchase price of $3.1 million, which constitutes all of the issued and outstanding common securities of Montpelier Capital Trust III. Our investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments in the consolidated balance sheet.

      Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by us (the “Debentures”). The net proceeds of $99.5 million from the sale of the Debentures to Montpelier Capital Trust III, after the deduction of approximately $0.5 million of commissions paid to the placement agents in the transaction and approximately $3.1 million representing our investment in Montpelier Capital Trust III, will be used to fund ongoing reinsurance operations and for general working capital purposes. We incurred interest expense related to the Debentures for the six months ended June 30, 2006 of $4.2 million, none of which was payable at June 30, 2006.
Credit Facilities
      As Montpelier Re is not an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re to provide letters of credit to clients.
      The following table details the Company’s and Montpelier Re’s credit facilities as at June 30, 2006 (in thousands):

	Credit Line	Usage	Expiry Date

Secured operational LOC facility:
Syndicated facility: Tranche B	$225.0	$202.4	Aug. 2010
Syndicated 5-Year facility	$500.0	$87.7	June 2011
Syndicated 364 Day facility	$500.0	$400.6	June 2007
Bilateral facility A	$100.0	$73.4	N/A
Blue Ocean	$250.0	$50.0	N/A
      All of the Company and Montpelier Re’s credit facilities are used for general corporate purposes.
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
      On November 15, 2005, Montpelier Re entered into a Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement provided for a one year secured facility that allows Montpelier Re to request the issuance of up to $1.0 billion in letters of credit. On June 9, 2006, Montpelier Re entered into an amendment and restatement of the Letter of Credit Reimbursement and Pledge Agreement which replaced the above agreement. This Amended Letter of Credit Agreement provides for a 364-day secured $500.0 million letter of credit facility and a 5-year secured $500.0 million letter of credit facility. This amended agreement also replaced Tranche A of the syndicated collateralized, 364-day facility of $250.0 million described above.
      Effective November 15, 2005, Montpelier Re entered into a Standing Agreement for Letters of Credit with The Bank of New York for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement is a one year secured facility that allows Montpelier Re to request the issuance of up to $100.0 million in letters of credit.
      Effective January 10, 2006, Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re are in an amount up to $75.0 million. The facility was revised on May 15, 2006 to $250.0 million.
      All of our letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit and the Company would not be able to borrow under the revolving line of credit. As at June 30, 2006, both the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities were fully secured by cash and investments.
      We expect these letter of credit facilities to be sufficient to support Montpelier Re’s and Blue Ocean’s estimated obligations for the next 12 months in the absence of another very major catastrophe.
      Montpelier Re and Blue Ocean Re are registered under the Act. Under the Act, Montpelier Re and Blue Ocean Re are each required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re and Blue Ocean Re to meet minimum solvency requirements. For the six months ended June 30, 2006 and 2005, Montpelier Re and Blue Ocean Re satisfied these requirements.
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

Trust Agreements
      As Blue Ocean writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at June 30, 2006, restricted assets associated with the trust funds consisted of cash of $0.4 million and fixed maturities of $168.4 million.
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

Off-Balance Sheet Arrangements
      With the exception of the off-balance sheet arrangements which include the derivative catastrophe bond transaction with Champlain Limited, the Catastrophe Bond Total Rate of Return Swap Facility, the equity forward sale agreement and the related share issuance agreement, all of which are described above, we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.
Investments
      The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets:

	As at	As at
	June 30, 2006	December 31, 2005

Fixed maturities, available-for-sale, at fair value	$2,342,494	$2,307,054
Fixed maturities, trading, at fair value	310,646	—
Equity investments, available-for-sale, at fair value	169,676	113,553
Other investments, at estimated fair value	36,217	31,569
Cash and cash equivalents	205,614	450,146

Total Invested Assets	$3,064,647	$2,902,322

      Because a significant portion of our contracts provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with significant liquidity, which means that our investment portfolio contains a significant amount of relatively short term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities. Approximately $66.6 million of cash and cash equivalents and $310.6 million of fixed maturity investments relate to Blue Ocean, which Blue Ocean holds on a trading basis.
      The market value of our portfolio of fixed maturity investments, available for sale, is comprised of the following:

	Six Months Ended
	June 30, 2006

	($ in thousands)
U.S. government securities	$313,175	13.4%
U.S. government-sponsored enterprises securities	563,630	24.1
Corporate debt securities	602,993	25.7
Mortgage-backed and asset-backed securities	833,586	35.6
Non U.S. government securities	29,110	1.2

Total fixed maturity investments	$2,342,494	100.0%

      The market value of our portfolio of fixed maturity investments, trading, is comprised of the following:

	Six Months Ended
	June 30, 2006

	($ in thousands)
U.S. government securities	$136,501	43.9%
U.S. government-sponsored enterprises securities	82,867	26.7
Corporate debt securities	87,292	28.1
Mortgage-backed and asset-backed securities	3,985	1.3

Total fixed maturity investments	$310,646	100.0%

      Substantially all of the fixed maturity investments we currently hold were publicly traded at June 30, 2006. Based on the weighted average monthly investments held, and including net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances, our total return for the six months ended June 30, 2006 was 2.27%. The average duration of our fixed maturity portfolio was 1.8 years and the average rating of the portfolio was AA+ at June 30, 2006. If the right conditions arise in 2006, we may deploy further capital in strategic investments or investment classes other than existing classes.
      On August 2, 2004, we invested $20.0 million as part of an investor group, which included one of our major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at June 30, 2006 of $22.1 million based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.
      On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares. Montpelier Re now has a 12.5% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.3 million at June 30, 2006 using the equity method of accounting.
Cash Flows
      In the six months ended June 30, 2006, we incurred an operating net cash outflow of $95.0 million, primarily resulting from net paid losses of $375.7 million, a net outflow of $0.4 million from investments, offset somewhat by premiums received net of acquisition costs. As at June 30, 2006 we had cash and cash equivalents of $205.6 million.
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
      The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $3,064.6 million as of June 30, 2006, compared to $2,902.3 million at December 31, 2005. The primary cause of this increase was as a result of the receipt of $325.0 million in premiums net of acquisition costs, the net proceeds of $99.5 million from the issuance of junior subordinated debt securities related to our trust preferred securities, the net proceeds of $99.5 million from the issuance of 6,896,552 common shares and net investment income of $59.2 million, offset by the payment of dividends of $15.9 million, the payment of net claims of $375.7 million and the increase in net unrealized gains on investments of $14.3 million. Included in cash and cash equivalents and fixed maturities is $66.6 million and $310.6 million, respectively, related to Blue Ocean.
      For the period from inception until June 30, 2006, we have had sufficient resources to meet our liquidity requirements. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned capital to shareholders in the form of dividends or share repurchases under certain circumstances. We may take additional capital management measures in the future.
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
      Our accounting policies for these items are of critical importance to our consolidated financial statements. More information regarding our critical accounting estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We believe that we are principally exposed to four types of market risk: interest rate risk, foreign currency risk, credit risk and equity price risk.

      We have in place a derivatives use plan. We have entered into three derivative transactions as at June 30, 2006, being the catastrophe bond protection purchased from Champlain Limited, the Catastrophe Bond Total Rate of Return Swap Facility, and the equity forward sale agreement and the related share issuance agreement.
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
      As of June 30, 2006, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 1.61% or approximately $43.4 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.78% or approximately $48.1 million.
      As of June 30, 2006, we held $837.6 million, or 31.6% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.
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
      Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At June 30, 2006 and 2005, we did not have any outstanding forward foreign currency exchange contracts, but we did have investments in non-dollar denominated securities. In addition, a third party manages a portfolio of our global common equities and we currently do not hedge the non-dollar exposures in this portfolio.
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
      Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Substantially of our fixed maturity investments were publicly traded at June 30, 2006, and 99.3% were investment grade. All of our fixed maturity investments were publicly traded and 99.5% were investment grade at June 30, 2005.
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
     Evaluation of Disclosure Controls and Procedures
      We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of June 30, 2006 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls
      During the quarter ended June 30, 2006, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
      The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.	Risk Factors
      Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our current report on Form 8-K dated June 2, 2006, both of which are filed with the Securities and Exchange Commission. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (a) W.L. Ross & Co. Purchase
      On May 25, 2006, the Company entered into a Purchase Agreement with WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P. (each, a “Purchaser” and collectively, the “Purchasers”). By the terms of the Purchase Agreement, the Purchasers made a $100.0 million investment in the Company through a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006, and the second $50 million purchase of 3,448,276 common shares closed on June 28, 2006.
      The 6,896,552 common shares issued to the Purchasers were unregistered and the Company has relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Purchasers represented to the Company that they are qualified institutional buyers and that they purchased the Company’s common shares for their own account and with no present intention of distributing any of such common shares. The proceeds from the sale were used for general corporate purposes.
      (c) There were no stock repurchases for the quarter ended June 30, 2006.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet
	of Shares	Paid Per	Publicly Announced	Be Purchased Under the
	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)

April 1, 2006 through April 30, 2006	—	$—	—	$84,521,657
May 1, 2006 through May 31, 2006	—	—	—	—
June 1, 2006 through June 30, 2006	—	—	—	—

Total	—	$—	—	$84,521,657

(1)	On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
     Annual General Meeting
      (a) Our 2006 Annual General Meeting of Shareholders was held on May 23, 2006.
      (b) Proxies were solicited by our management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; there was no solicitation of opposition to our nominees listed in the proxy statement;
      (c) The following matters were voted upon at the Annual General Meeting with the voting results indicated:
      (1) Proposal for Election of Class C Directors
      Our Bye-laws provide for a classified Board of Directors, divided into three classes of approximately equal size. At the 2006 Annual General Meeting, the Shareholders elected three of our Directors as Class A Directors, who shall serve until our 2009 Annual General Meeting or their earlier resignation from the Board.

Nominee	Votes For	Votes Withheld

Anthony Taylor	83,794,698	326,935
Allan Fulkerson	83,794,209	327,424
K. Thomas Kemp	83,802,080	319,553
      At the 2006 Annual General Meeting, the Shareholders elected one of our Directors as a Class B Director, who shall serve until our 2007 Annual General Meeting or their earlier resignation from the Board.

Nominee	Votes For	Votes Withheld

Morgan W. Davis	82,026,007	2,095,626
      At the 2006 Annual General Meeting, the Shareholders elected two of our Directors as Class C Directors, who shall serve until our 2008 Annual General Meeting or their earlier resignation from the Board.

Nominee	Votes For	Votes Withheld

Clement S. Dwyer, Jr.	83,807,439	314,194
Candace L. Straight	83,784,232	337,401
      The following is a list of the continuing directors in Class B (whose terms expire in 2007) and Class C (whose terms expire in 2008):

Class B	Class C

Raymond M. Salter	Raymond Barrette
John F. Shettle, Jr.	Steven J. Gilbert
      (2) Proposal Regarding Election of Designated Company Directors for Montpelier Reinsurance Ltd., a wholly-owned reinsurance company organized under the laws of Bermuda (“Montpelier Re”).
      Bye-law 85 of the Company provides that the Board of Directors for Montpelier Re shall consist of persons who first have been appointed as designated company directors by a resolution at the Annual General Meeting of the Shareholders of the Company. The Board of the Company must then vote all shares of Montpelier Re owned by the Company to elect such designated company directors as Montpelier Re directors. At the 2006 Annual General Meeting, the Shareholders elected four nominees as designated company directors who will serve as Montpelier Re directors until the 2007 Annual General Meeting or their earlier resignation from the Board.

Nominee	Votes For	Votes Withheld

Anthony Taylor	83,764,335	357,298
Thomas George Story Busher	83,764,335	357,298
Christopher L. Harris	83,764,335	357,298
Kernan V. Oberting	83,764,335	357,298
      (3) Proposal Regarding Appointment of an Independent Registered Public Accounting Firm
      Our Shareholders voted to approve the appointment of PricewaterhouseCoopers as our Independent Registered Public Accounting Firm for the 2006 fiscal year, and have authorized the Company’s Board of Directors to set their remuneration.

Votes For	Votes Against	Votes Withheld

83,984,574	83,279	53,780
Special General Meeting
      (a) A Special General Meeting of Shareholders was held on June 16, 2006.
      (b) Proxies were solicited by our management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
      (c) The following matters were voted upon at the Special General Meeting with the voting results indicated:
      (1) Proposal for Reduction of Share Premium Account.
      Our Shareholders voted to approve the reduction of the Company’s share premium account from $1,716.2 million to zero and to credit the amount so reduced to the Company’s contributed surplus with effect from June 16, 2006.

Votes For	Votes Against	Votes Withheld

63,499,267	109,841	208,200

Item 5.	Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document

10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.12	Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).
10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).
10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).
10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

Exhibit
Number	Description of Document

10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.26	Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders named therein, Bank of America, N.A., as Administrative Agent, and the other agents named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2005).
10.27	Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).
10.28	Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).
10.29	Montpelier Re Holdings Ltd. 2006 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2005).
10.30	Purchase Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2006).
10.31	Registration Rights Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2006).
10.32	Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006).
10.33	Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2006).
10.34	Share Issuance Agreement, among Montpelier Re Holdings Ltd., Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2006).
10.35	Amended and Restated Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2006).
10.36	First Amendment to the Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Reinsurance Ltd., Montpelier Re Holdings Ltd., the various financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2006).

Exhibit
Number	Description of Document

31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ Anthony Taylor

Name: Anthony Taylor

Title:	Chairman, President and Chief Executive

Officer
August 9, 2006

Date

By:	/s/ Kernan V. Oberting

Name: Kernan V. Oberting
Title: Chief Financial Officer
August 9, 2006

Date

Exhibit 31.1
CERTIFICATION
I, Anthony Taylor, President and Chief Executive Officer of Montpelier Re Holdings Ltd., certify that:
      1. I have reviewed this report on Form 10-Q of Montpelier Re Holdings Ltd.;
      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 9, 2006

By:	/s/ Anthony Taylor

Name: Anthony Taylor

Title:	Chairman, President and Chief

Executive Officer (principal executive officer)