Form 10-Q
period 2006-09-30
MONTPELIER RE HOLDINGS LTD
filed 2006-11-08
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

As of November 7, 2006, the Registrant had 111,775,682 common voting shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of United States
Dollars, except share amounts)

	As at	As at
	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Fixed maturities, at fair value:
Available-for-sale (amortized cost: 2006 — $2,337,905; 2005 — $2,334,314)	$2,334,530	$2,307,054
Trading (cost: 2006 — $301,965; 2005 — $nil)	301,865	—
Equity investments, at fair value (cost: 2006 — $149,647 ; 2005 — $96,982)	181,349	113,553
Other investments, at estimated fair value (cost: 2006 — $33,093 ; 2005 — $30,000)	37,077	31,569

Total investments	2,854,821	2,452,176
Cash and cash equivalents	257,608	450,146
Restricted cash	11,159	—
Unearned premium ceded	55,068	83,777
Premiums receivable	270,899	270,947
Securities lending collateral	342,125	315,591
Investment trades pending	—	4,747
Funds withheld	1,213	1,456
Deferred acquisition costs	42,933	53,445
Reinsurance receivable on paid losses	5,689	55,570
Reinsurance recoverable on unpaid losses	214,273	305,745
Accrued investment income	26,011	22,087
Other assets	13,947	44,019

Total Assets	$4,095,746	$4,059,706

LIABILITIES
Loss and loss adjustment expense reserves	1,341,408	1,781,940
Unearned premium	325,343	262,850
Reinsurance balances payable	106,512	205,094
Investment trades pending	14,060	—
Securities lending payable	342,125	315,591
Debt	352,268	249,084
Accounts payable, accrued expenses and other liabilities	20,563	16,374
Dividends payable	7,776	7,226

Total Liabilities	2,510,055	2,838,159

Minority Interest — Blue Ocean preferred shares	59,791	54,166
Minority Interest — Blue Ocean common shares	167,117	109,722

Total Minority Interest	226,908	163,888

Commitments and Contingent Liabilities

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at September 30, 2006; 111,775,682 shares (2005 — 89,178,490)	186	149
Additional paid-in capital	1,817,967	1,714,904
Accumulated other comprehensive income (loss)	31,851	(9,081)
Retained deficit	(491,221)	(648,313)

Total Shareholders’ Equity	1,358,783	1,057,659

Total Liabilities, Minority Interest and Shareholders’ Equity	$4,095,746	$4,059,706

The accompanying Notes to the Consolidated Financial Statements are an integral part of the
Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of United States Dollars, except share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)

REVENUES
Gross premiums written	$121,027	$289,995	$642,185	$871,916
Reinsurance premiums ceded	(13,210)	(52,338)	(116,769)	(123,188)

Net premiums written	107,817	237,657	525,416	748,728
Change in net unearned premiums	43,635	43,674	(91,202)	(59,759)

Net premiums earned	151,452	281,331	434,214	688,969
Net investment income	33,056	20,550	92,279	61,024
Net realized gains (losses) on investments	7,035	17,079	(2,274)	46,292
Net foreign exchange gains (losses)	720	(781)	7,852	(7,894)
Other income	2,489	—	5,354	—

Total Revenues	194,752	318,179	537,425	788,391

EXPENSES
Loss and loss adjustment expenses	43,162	1,159,423	159,491	1,320,470
Acquisition costs	27,262	43,186	91,113	130,491
General and administrative expenses	17,916	(13,316)	47,627	17,128
Financing expense	6,788	4,068	20,887	12,225
Other operating expense	3,303	—	11,088	—

Total Expenses	98,431	1,193,361	330,206	1,480,314

Income (loss) before minority interest and taxes	96,321	(875,182)	207,219	(691,923)
Minority interest expense — Blue Ocean	12,990	—	26,388	—
Income tax expense (recovery)	17	(34)	39	14

NET INCOME (LOSS)	$83,314	$(875,148)	$180,792	$(691,937)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$83,314	$(875,148)	$180,792	$(691,937)
Other comprehensive income (loss)	26,598	(21,766)	40,932	(58,325)

Comprehensive income (loss)	$109,912	$(896,914)	$221,724	$(750,262)

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	96,080,882	71,944,539	92,246,081	65,950,704
Diluted	96,908,358	71,944,539	92,728,002	65,950,704
Basic earnings (loss) per common share	$0.87	$(12.16)	$1.96	$(10.49)

Diluted earnings (loss) per common share	$0.86	$(12.16)	$1.95	$(10.49)

The accompanying Notes to the Consolidated Financial Statements are an integral part of the
Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006 and 2005
(Expressed in thousands of United States Dollars)

	2006	2005
	(Unaudited)

Common voting shares
Balance — beginning of period	$149	$104
Issue of common shares	37	45

Balance — end of period	186	149

Additional paid-in-capital
Balance — beginning of period	1,714,904	1,111,735
Issue of common shares	99,989	622,120
Direct equity offering expenses	(750)	(20,423)
Compensation recognized under stock option plan	—	1,244
Share-based compensation	3,628	—
Director participation in directors’ share plan	196	152

Balance — end of period	1,817,967	1,714,828

Accumulated other comprehensive income (loss)
Balance — beginning of period	(9,081)	55,094
Net change in unrealized gains (losses) on investments	40,863	(58,275)
Net change in currency translation adjustments	69	(51)

Balance — end of period	31,851	(3,232)

Retained earnings (deficit)
Balance — beginning of period	(648,313)	585,011
Net income (loss)	180,792	(691,937)
Dividends on common shares	(23,700)	(473,196)

Balance — end of period	(491,221)	(580,122)

Total Shareholders’ Equity	$1,358,783	$1,131,623

The accompanying Notes to the Consolidated Financial Statements are an integral part of the
Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Expressed in thousands of United States Dollars)

	2006	2005
	(Unaudited)

Cash flows provided by operating activities:
Net income (loss)	$180,792	$(691,937)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	5,572	6,584
Depreciation	965	1,043
Equity in earnings of other ventures	(271)	—
Share-based compensation	3,628	1,244
Net realized losses (gains) on available-for-sale investments	2,175	(46,292)
Net unrealized gain on derivatives	(147)	—
Net unrealized losses on trading portfolio	100	—
Net realized loss on disposal of equipment	40	—
Accretion of Senior Notes	91	91
Change in:
Unearned premium ceded	28,709	(29,849)
Premiums receivable	48	(188,689)
Restricted cash	(11,159)	—
Funds withheld	243	478
Deferred acquisition costs	10,512	(12,594)
Reinsurance receivable on paid losses	49,881	—
Reinsurance recoverable on unpaid losses	91,472	(134,730)
Accrued investment income	(3,924)	2,413
Other assets	37,168	59
Loss and loss adjustment expense reserves	(440,532)	1,232,500
Unearned premium	62,493	89,971
Reinsurance balances payable	(98,582)	71,313
Accounts payable, accrued expenses and other liabilities	4,189	(33,238)
Minority interest in undistributed net income of Blue Ocean	26,388	—
Purchases of trading securities	(1,022,717)	—
Proceeds from sale and maturity of trading securities	719,562	—
Other	68	(51)

Net cash (used in) provided by operating activities	(353,236)	268,316

Cash flows used in investing activities:
Purchases of fixed maturities — available-for-sale	(1,464,421)	(1,373,119)
Purchases of equity investments	(80,365)	(81,468)
Purchase of other investments	—	(10,000)
Proceeds from sale of fixed maturities — available-for-sale	1,329,520	1,234,682
Proceeds from maturity of fixed maturities — available-for-sale	136,716	208,004
Proceeds from sale of equity investments	34,394	138,003
Investment of securities lending collateral	(26,534)	(253,308)
Purchases of equipment	(9,232)	(373)
Sale of equipment	1,132	—

Net cash used in investing activities	(78,790)	(137,579)

Cash flows provided by financing activities:
Net proceeds from minority interest	36,632	—
Issue of common shares, net	100,222	622,317
Securities lending collateral received	26,534	253,308
Direct equity offering expenses	(750)	(20,423)
Dividends paid	(23,150)	(462,123)
Proceeds from issuance of junior subordinated debt securities	100,000	—

Net cash provided by financing activities	239,488	393,079

(Decrease) increase in cash and cash equivalents	(192,538)	523,816
Cash and cash equivalents — Beginning of period	450,146	110,576

Cash and cash equivalents — End of period	$257,608	$634,392

The accompanying Notes to the Consolidated Financial Statements are an integral part of the
Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars,
except per share amounts or as where otherwise described)
(Unaudited)

1.	Basis of Presentation and Consolidation

These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its wholly-owned subsidiaries Montpelier Reinsurance Ltd. (“Montpelier Re”), Montpelier Agency Ltd. (“MAL”) and Montpelier Capital Advisors Ltd. (“MCA”). MCA was incorporated in Bermuda as an exempt company on August 24, 2006 to allow the Company to grow that aspect of its business concerned with the management of insurance risk on behalf of third party capital but has not yet commenced operations. They also include the accounts of Loudoun Re (“Loudoun”) and Blue Ocean Re Holdings Ltd. (“Blue Ocean”) as discussed below.

Montpelier Re has a wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited (“MMSL”). MMSL was incorporated on November 19, 2001 and provides business introduction and other support services to Montpelier Re. A second subsidiary, Montpelier Holdings (Barbados) SRL (“MHB”) was dissolved on July 18, 2006. Previously, MHB was a Barbados registered society with Restricted Liability and was the registered holder of certain types of securities, including United States equity securities. On February 1, 2005 all securities held by MHB were transferred to the Montpelier Re investment portfolio. Loudoun is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during 2004 through the issuance of a surplus note. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), Loudoun is consolidated into the financial statements of Montpelier Re. On December 30, 2005, Montpelier Re invested in Blue Ocean, the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is incorporated in Bermuda and is registered as a Class 3 insurer and writes property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at September 30, 2006, Montpelier Re beneficially owned 1,065,990 shares, or 41.8% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s preferred shares. Blue Ocean is considered a “variable interest entity” (“VIE”) as defined by FIN 46R. Montpelier Re has been determined to be the primary beneficiary and, as a result, Blue Ocean is presently consolidated into the financial statements of the Company. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. FAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. With limited exception, FAS 157 is to be applied prospectively. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its consolidated financial statements.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 (“FAS 133”) and 140 (“FAS 140”). This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133, clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement is effective for all financial instruments acquired or issued after January 1, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations. As at September 30, 2006 the Company has not elected to apply the fair value option for any hybrid financial instruments.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This statement is effective for fiscal years beginning after November 15, 2006.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Catastrophe Bond

The Company has entered into a derivative transaction which provides for two tranches of fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. Both tranches of the cover respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by the Company. For this reason, this cover is accounted for as a derivative, rather than a reinsurance transaction. The Company entered into the transaction as part of the Company’s overall risk management strategy. Contract payments expensed related to the catastrophe bond are included in other operating expense and the difference between the notional capital amounts of the catastrophe bond and the market value is marked to market as realized investment gains/losses.

Employee Incentive Plans

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the quarter ended September 30, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The impact of the adoption of FAS 123(R) did not have a material impact on the Company’s financial statements.

Derivatives

The Company enters into derivative transactions such as swaps for which the primary purposes are to manage duration or to obtain an exposure to a particular market. Derivative instruments are evaluated under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Changes in the fair value of derivatives that have not been designated as a hedge are included in realized gains and losses in the consolidated statements of operations and comprehensive income. The net effect of derivative transactions included in the income statement for the nine months ended September 30, 2006 was an expense of $10.2 million.

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

The earned reinsurance premiums ceded were $145.5 million and $90.0 million for the nine months ended September 30, 2006 and 2005, respectively. Total recoveries netted against loss and loss adjustment expenses was $33.2 million and $166.3 million for the nine months ended September 30, 2006 and 2005, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

The ratings* of the Company’s reinsurers related to reinsurance receivable on paid losses at September 30, 2006 are as follows:

Rating	Amount	% of Total

A++	$—	—%
A+	410	7.2
A	4,074	71.6
A−	1,205	21.2
Not rated	—	—

Total receivable on unpaid losses	$5,689	100.0%

The ratings* of the Company’s reinsurers related to reinsurance recoverable on unpaid losses at September 30, 2006 are as follows:

A++	$65,294	30.5%
A+	22,310	10.4
A	94,448	44.1
A−	17,221	8.0
Not rated	15,000	7.0

Total recoverable on paid losses	$214,273	100.0%

*	Ratings from A.M. Best as at September 30, 2006.

The Company does not believe that there are any amounts uncollectible from its reinsurers at this time.

4.	Investments

Other Investments

Symetra, one of the Company’s unquoted investments, is carried at an estimated fair value of $23.4 million and $21.5 million at September 30, 2006 and December 31, 2005, respectively, based on reported net asset values and other information available to management, with the unrealized gain (loss) included in accumulated other comprehensive income.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment in Rockridge Reinsurance Ltd. (“Rockridge”), another unquoted investment, is carried at $10.3 million and $10.0 million at September 30, 2006 and December 31, 2005, respectively, using the equity method of accounting. See “Related Party Transactions” for additional details.

The Company previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). During the nine months ended September 30, 2005, in four separate sales, the Company sold the investment of 4.0 million shares in Aspen for total proceeds of $105.3 million resulting in a total gain of $44.5 million.

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

The Company incurred interest expense on the Senior Notes for each of the nine months ended September 30, 2006 and 2005 of $11.6 million and paid interest of $15.3 million.

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

The Company incurred interest expense related to the Debentures for the nine months ended September 30, 2006 of $6.4 million, none of which was payable at September 30, 2006.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letter of Credit Facilities

As Montpelier Re is not an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re to provide letters of credit to clients.

The following table details the Company’s and Montpelier Re’s credit facilities as at September 30, 2006 ($ in millions):

	Credit Line	Usage	Expiry Date

Secured operational LOC facility — syndicated facility Tranche B	$225.0	$200.5	Aug 2010
Syndicated 5-Year facility	$500.0	$87.7	June 2011
Syndicated 364 Day facility	$500.0	$352.1	June 2007
Bilateral facility A	$100.0	$73.4	N/A
Blue Ocean	$250.0	$50.0	N/A

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

On November 15, 2005, Montpelier Re entered into a Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement was a one year secured facility that allowed Montpelier Re to request the issuance of up to $1.0 billion in letters of credit. On June 9, 2006, Montpelier Re entered into an amendment and restatement of the Letter of Credit and Pledge Agreement which replaced the above agreement. This Amended Letter of Credit Agreement provides for a 364-day secured $500.0 million letter of credit facility and a 5-year secured $500.0 million letter of credit facility. This amended agreement also replaced Tranche A of the syndicated collateralized, 364-day facility in the amount of $250.0 million described above.

Effective November 15, 2005, Montpelier Re entered into a Standing Agreement for Letters of Credit with The Bank of New York for the provision of a letter of credit facility in favor of U.S. ceding companies (“Bilateral Facility A”). The agreement allows Montpelier Re to request the issuance of up to $100.0 million in letters of credit.

Effective January 10, 2006, Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75.0 million. The facility was revised on May 15, 2006 to $250.0 million.

All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit. As at September 30, 2006 and 2005, both the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities are secured by cash and investments.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Agreements

As Blue Ocean Re writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at September 30, 2006, restricted assets associated with the trust funds consisted of cash of $11.2 million and fixed maturities of $296.2 million.

6.	Related Party Transactions

White Mountains Insurance Group, Ltd. (“White Mountains”), a founder and previously the largest shareholder of the Company, sold 5,370,150 shares of the Company on September 26, 2006 reducing its holdings from 14.0% at December 31, 2005 to 0.8% at September 30, 2006.

The Company has engaged White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains, to provide investment advisory and management services. The Company pays investment management fees based on the month-end market values of assets held under management. The fees, which vary depending on the amount of assets under management, are deducted in calculating net investment income. The Company incurred an average fee of 0.09% and 0.13% for the nine month periods ended September 30, 2006 and 2005, respectively, related to White Mountains Advisors.

	Nine Months Ended
	September 30,
	2006	2005
	($ in millions)

Investment manager fees expensed — White Mountains Advisors	$1.6	$2.3
Investment manager fees payable — White Mountains Advisors	$1.2	$0.9

In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains. For the nine months ended September 30, 2006 and 2005, $1.4 million and $1.1 million, respectively, was received in gross premiums related to these contracts.

Montpelier Re ceded reinsurance premium to Rockridge during the nine months ended September 30, 2006 and 2005 of $9.5 million and $5.3 million, respectively, which accounted for 100% of the gross premiums written by Rockridge for these periods. Montpelier Re’s earnings in the equity of Rockridge are included in other income. Montpelier Re did not have a reinsurance recoverable balance due from Rockridge at September 30, 2006 or 2005. At September 30, 2006 and 2005, the Company owed Rockridge $5.1 million and $3.3 million, respectively, for premiums ceded and commissions.

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

During the nine months ended September 30, 2006, Blue Ocean Re expensed $8.2 million in underwriting and performance fees related to the Underwriting Agreement that MAL has entered into with Blue Ocean. These are included as other income in MAL and eliminated in the Company’s consolidated financial statements.

7.	Minority Interest

As at September 30, 2006, the Company beneficially owned 1,065,990 shares, or 41.8% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s preferred shares. As the Company has been determined to be the primary beneficiary, Blue Ocean, which the Company has determined is a VIE for accounting purposes under FIN 46R, is presently consolidated into the financial statements of the Company. The 58.2% of Blue Ocean’s

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings and shareholders’ equity held by third parties is recorded in the consolidated financial statements as minority interest.

“Minority interest — Blue Ocean preferred shares” on the Company’s consolidated balance sheet represents the preferred shares owned by the minority shareholders of Blue Ocean as at the periods noted below:

	September 30,	December 31,
	2006	2005

Balance — Beginning of period	$54,166	$—
Issue of preference shares	—	55
Additional paid-in-capital	255	54,945
Preferred dividends, declared and unpaid	5,370	—
Offering expenses	—	(834)

Balance — end of period	$59,791	$54,166

8.	Shareholders’ Equity

For the nine months ended September 30, 2006, participating directors in the Directors Share Plan received a quarterly allotment of share units, resulting in an increase in additional paid-in capital of $0.2 million.

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

On May 25, 2006, the Company entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006 and the second purchase of 3,448,276 common shares closed on June 28, 2006. The net proceeds after deducting estimated offering expenses of $0.8 million was approximately $99.1 million which were used for general corporate purposes.

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

On May 31, 2006, the forward counterparty sold 6,800,000 common shares in a public offering at $15.05 per share in order to hedge its position under the forward sale agreements. Subsequent to such initial sale the forward counterparty sold a total of 8,894,800 additional common shares in connection with the forward sale agreements.

Each forward sale agreement is composed of twenty equal components. Subject to the Company’s right to elect cash or net share settlement with respect to all of or a portion of all of the components of either forward sale

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with, and at the same time as, entering into the forward sale agreement described above, the Company also entered into a share issuance agreement, dated May 31, 2006, with the forward counterparty under which the Company may issue, for payment of the par value thereof, to the forward counterparty up to 15,694,800 common shares, subject to the Company’s right to repurchase for cancellation an equal number of common shares for nominal consideration.

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

The Company may terminate the share issuance agreement at any time. The forward counterparty may also tender to the Company for repurchase for cancellation for nominal consideration by the Company, subject to applicable law, some or all of the shares issued to it under the share issuance agreement at any time. Upon the occurrence of a bankruptcy or similar event with respect to the forward counterparty, the share issuance agreement will automatically terminate, and the forward counterparty will be required to tender to the Company for repurchase for cancellation all of the shares issued. In addition, if, on any day, the Company is required to issue common shares to the forward counterparty pursuant to any of the forward sale agreements, then on the date of such issuance, the Company shall, subject to applicable law, repurchase for cancellation for nominal consideration from the forward counterparty, and the forward counterparty shall tender to the Company for repurchase for cancellation, a number of common shares equal to the number of common shares so issued pursuant to such forward sale agreement.

Upon any termination of the share issuance agreement, the common shares issued to the forward counterparty thereunder (or other common shares) must, subject to compliance with Bermuda law, be repurchased for cancellation for nominal consideration by the Company. Under the share issuance agreement, the forward

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As at September 30, 2006, under the terms of the share issuance agreement, the Company had issued 15,694,800 common shares for their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, the Company believes that under U.S. GAAP currently in effect, the variable forward transactions have no impact on basic earnings per share. However, as the Company’s share price exceeded the forward cap price at September 30, 2006, the variable forward transactions have an impact on diluted earnings per share. In order to incorporate the variable forward transactions into the calculation of fully converted book value per share, the Company would assume settlement at the market price at September 30, 2006. However, as the incorporation of the equity forward transaction in this manner would be accretive to fully converted book value per share as the proceeds received per share would exceed the book value per share, the transactions have been excluded from this calculation.

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

Dividends

Quarterly dividends declared on common voting shares and warrants during 2006 amounted to $0.075 per common voting share and warrant at March 15, 2006, June 16, 2006 and September 15, 2006 and were paid on April 17, 2006, July 17, 2006 and October 16, 2006, respectively. Quarterly dividends declared on common voting shares and warrants during 2005 amounted to $0.36 per common voting share and warrant at March 31, 2005, June 30, 2005 and September 30, 2005 and $0.075 per common share and warrant for the quarter ended December 31, 2005 and were paid on April 15, 2005, July 15, 2005, October 15, 2005 and January 15, 2006, respectively. On February 25, 2005, the Company declared a special dividend in the amount of $5.50 per common share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005.

The total amount of dividends paid to holders of the Company’s common voting shares and warrants for the nine months ended September 30, 2006 and 2005 was $23.1 million and $473.2 million, respectively.

9.	Cat Bond Total Rate of Return Swap Facility

In June 2006, the Company entered into a $100.0 million Catastrophe Bond Total Rate of Return Swap Facility (the “Facility”) with the Bank of America. Under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), the Facility transactions are accounted for as derivative transactions. Under the Facility, the Company receives contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The quarterly net contract payments will be included in other income. The difference between the notional capital amounts of the cat bonds and their market values will be marked to market as realized investment gains/losses over the terms of the swap agreements. The Company’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which will equal the amount of the facility utilized, after adjustments for credit quality. As at September 30, 2006, the Company had entered into four cat bond total rate of return swap transactions having a combined notional capital amount of $32.2 million.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Foreign Currency Exchange Contracts

The Company has entered into foreign currency exchange agreements that involve an obligation to purchase or sell a specified currency at a future date, at a price set at the time of the contract. These agreements will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies, rather they allow the Company to establish a rate of exchange for a future point in time. At September 30, 2006 the Company was party to outstanding foreign currency exchange agreements having a notional exposure of $66.2 million
(December 31, 2005; Nil).

Under FAS 133 forward exchange agreements are accounted for as derivative transactions. The Company has included contract gains or losses in net investment income with the mark to market value recorded as other investments.

11.	Segment Reporting

The Company operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re commenced writing collateralized property catastrophe retrocessional coverage to other reinsurance companies on January 1, 2006. The formation of Blue Ocean Re gave rise to the Collateralized Property Catastrophe Retrocessional Business segment in 2006. Accordingly, no comparative segment information has been provided for the nine months ended September 30, 2005.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the significant components of our revenues and expenses by segment is as follows for the three and nine months ended September 30, 2006 and 2005 ($ in millions):

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended September 30, 2006	Business	Business	Elimination	Total 2006	Total 2005

Gross premiums written	$114.1	$6.9	$—	$121.0	$290.0
Gross premiums earned	166.2	23.8	—	190.0	338.1
Reinsurance premiums ceded earned	38.6	—	—	38.6	56.7
Net premiums earned	127.6	23.8	—	151.4	281.4
Loss and loss adjustment expenses	43.2	—	—	43.2	1,159.4
Acquisition costs	25.8	1.5	—	27.3	43.2
General and administrative expenses	17.8	6.5	(6.4)	17.9	(13.3)

Underwriting income (loss)	40.8	15.8	6.4	63.0	(907.9)

Net investment income	29.5	4.6	(1.0)	33.1	20.6
Financing expense	6.7	0.1	—	6.8	4.1
Other income	16.9	—	(14.4)	2.5	—
Other operating expense	3.3	—	—	3.3	—

Net income (loss) before realized losses and foreign exchange	77.2	20.3	(9.0)	88.5	(891.4)

Net realized gains on investments	5.5	1.6	—	7.1	17.1
Net foreign exchange gains (losses)	0.6	0.1	—	0.7	(0.8)

Net income (loss) before minority interest	$83.3	$22.0	$(9.0)	$96.3	$(875.1)

Minority interest expense — Blue Ocean				13.0	—

Net income (loss)				$83.3	$(875.1)

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)				26.6	(21.8)

Comprehensive income (loss)				$109.9	$(896.9)

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Nine Months Ended September 30, 2006	Business	Business	Elimination	Total 2006	Total 2005

Gross premiums written	$551.6	$90.6	—	$642.2	$871.9
Gross premiums earned	533.5	46.2	—	579.7	779.0
Reinsurance premiums ceded earned	145.5	—	—	145.5	90.0
Net premiums earned	388.0	46.2	—	434.2	689.0
Loss and loss adjustment expenses	159.5	—	—	159.5	1,320.4
Acquisition costs	87.6	3.5	—	91.1	130.5
General and administrative expenses	47.0	8.8	(8.2)	47.6	17.0

Underwriting income (loss)	93.9	33.9	8.2	136.0	(778.9)

Net investment income	83.5	11.5	(2.7)	92.3	61.1
Financing expense	20.8	0.1	—	20.9	12.4
Other income	28.5	—	(23.2)	5.3	—
Other operating expense	11.1	—	—	11.1	—

Net income (loss) before realized losses and foreign exchange	174.0	45.3	(17.7)	201.6	(730.2)

Net realized (losses) gains on investments	(0.5)	(1.8)	—	(2.3)	46.3
Net foreign exchange gains (losses)	7.3	0.6	—	7.9	(7.9)

Net income (loss) before minority interest	$180.8	$44.1	$(17.7)	$207.2	$(691.8)

Minority interest expense — Blue Ocean				26.4	—

Net income (loss)				$180.8	$(691.8)

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)				40.9	(58.4)

Comprehensive income (loss)				$221.7	$(750.2)

(1)	Relates to Rated Reinsurance and Insurance Business only.

The following table summarizes the identifiable assets by segment at September 30, 2006 ($ in millions):

Rated Reinsurance and Insurance Business	$3,665.8
Collateralized Property Catastrophe Retrocessional Business	429.9

Total	$4,095.7

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):

Gross Premiums Written by Line

	Three Months Ended September 30,
	2006		2005

Rated Reinsurance and Insurance Business
Property Specialty	$45.6	37.7%	$91.3	31.5%
Property Catastrophe	47.9	39.7	149.9	51.6
Other Specialty	20.6	17.0	48.9	16.9

	114.1	94.4	290.1	100.0

Collateralized Property Catastrophe Retrocessional Business	6.9	5.6	—	—

Total	$121.0	100.0%	$290.1	100.0%

	Nine Months Ended September 30,
	2006		2005

Rated Reinsurance and Insurance Business
Property Specialty	$175.0	27.3%	$309.0	35.4%
Property Catastrophe	272.1	42.3	391.6	45.0
Other Specialty	104.8	16.3	170.1	19.5
Qualifying Quota Share	(0.3)	—	1.2	0.1

	551.6	85.9	871.9	100.0

Collateralized Property Catastrophe Retrocessional Business	90.6	14.1	—	—

Total	$642.2	100.0%	$871.9	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended September 30,
	2006		2005

Rated Reinsurance and Insurance Business
USA and Canada	$51.4	45.0%	$127.8	44.0%
Worldwide(1)	41.0	36.0	124.4	42.9
Worldwide, excluding USA and Canada(2)	6.4	5.6	8.4	2.9
Western Europe, excluding the United Kingdom and Ireland	2.3	2.0	3.7	1.3
United Kingdom and Ireland	2.0	1.8	9.7	3.3
Japan	1.6	1.4	4.1	1.4
Others (1.5% or less)	9.4	8.2	12.0	4.2

Total	$114.1	100.0%	$290.1	100.0%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,
	2006		2005

Collateralized Property Catastrophe Retrocessional Business
USA and Canada	$4.1	59.4%	$—	—%
Worldwide(1)	2.8	40.6	—	—

Total	$6.9	100.0%	$—	—%

	Nine Months Ended September 30,
	2006		2005

Rated Reinsurance and Insurance Business
USA and Canada	$343.1	62.2%	$415.9	47.6%
Worldwide(1)	101.6	18.4	292.6	33.6
Japan	26.8	4.9	33.4	3.8
Worldwide, excluding USA and Canada(2)	23.5	4.3	23.3	2.7
Western Europe, excluding the United Kingdom and Ireland	20.5	3.7	26.2	3.0
United Kingdom and Ireland	7.0	1.3	42.2	4.8
Others (1.5% or less)	29.1	5.2	38.3	4.5

Total	$551.6	100.0%	$871.9	100.0%

	Nine Months Ended September 30,
	2006		2005

Collateralized Property Catastrophe Retrocessional Business
Worldwide(1)	$45.5	50.2%	$—	—%
USA and Canada	25.2	27.8	—	—
USA/Caribbean	11.9	13.1	—	—
Worldwide, excluding USA and Canada(2)	8.0	8.9	—	—

Total	$90.6	100.0%	$—	—%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the USA and Canada.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a breakdown of the Company’s gross premiums written by broker for the periods indicated ($ in millions):

Gross Premiums Written by Broker

	Three Months Ended September 30,
	2006		2005

Rated Reinsurance and Insurance Business
Marsh	$41.9	36.3%	$101.4	37.5%
Aon	23.9	20.7	43.8	16.2
Willis Group(1)	22.8	19.8	55.7	20.6
Benfield(1)	8.7	7.5	35.2	13.0
Other brokers	18.1	15.7	34.3	12.7

Total brokers	115.4	100.0%	270.4	100.0%

Direct (no broker)	(1.3)		19.7

Total	$114.1		$290.1

	Three Months Ended September 30,
	2006		2005

Collateralized Property Catastrophe Retrocessional Business
Marsh	$1.9	27.6%	$—	—%
Willis Group	0.9	13.0	—	—
Aon	0.2	2.9	—	—
Other brokers	3.9	56.5	—	—

Total brokers	$6.9	100.0%	$—	—%

	Nine Months Ended September 30,
	2006		2005

Rated Reinsurance and Insurance Business
Marsh	$169.9	32.1%	$238.5	29.5%
Benfield(1)	105.2	19.9	152.9	18.9
Willis Group(1)	80.9	15.3	126.9	15.7
Aon	66.3	12.5	159.8	19.7
Other brokers	106.1	20.2	131.6	16.2

Total brokers	528.4	100.0%	809.7	100.0%

Direct (no broker)	23.2		62.2

Total	$551.6		$871.9

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2006		2005

Collateralized Property Catastrophe Retrocessional Business
Marsh	$33.3	36.7%	$—	—%
Aon	14.3	15.8	—	—
Benfield	13.9	15.4	—	—
Willis Group	9.6	10.6	—	—
Other brokers	19.5	21.5	—	—

Total brokers	$90.6	100.0%	$—	—%

(1)	Includes QQS gross premiums written.

12.	Earnings Per Share

The reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2006	2005

Basic earnings (loss) per common share:
Net income (loss) available to common shareholders	$83,314	$(875,148)
Weighted average common shares outstanding	111,775,682	71,944,539
Effect of common shares issued under share issuance agreement(1)	(15,694,800)	—

Weighted average common shares outstanding — Basic	96,080,882	71,944,539

Basic earnings (loss) per common share	$0.87	$(12.16)

Diluted earnings (loss) per common share:
Net income (loss) available to common shareholders	$83,314	$(875,148)
Weighted average common shares outstanding	111,775,682	71,944,539
Effect of common shares issued under share issuance agreement(1)	(15,694,800)	—

Weighted average common shares outstanding — Basic	96,080,882	71,944,539
Dilutive effect of warrants(2)	609,651	—
Dilutive effect of share equivalents(2)	157,067	—
Dilutive effect of shares issueable in connection with forward sale agreements	60,758	—

Weighted average common and common equivalent shares outstanding — Diluted	96,908,358	71,944,539

Diluted earnings (loss) per common share	$0.86	$(12.16)

Dividends per common share	$0.075	$0.36

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2006	2005

Basic earnings (loss) per common share:
Net income (loss) available to common shareholders	$180,792	$(691,937)
Weighted average common shares outstanding	107,940,881	65,950,704
Effect of common shares issued under share issuance agreement(1)	(15,694,800)	—

Weighted average common shares outstanding — Basic	92,246,081	65,950,704

Basic earnings (loss) per common share	$1.96	$(10.49)

Diluted earnings (loss) per common share:
Net income (loss) available to common shareholders	$180,792	$(691,937)
Weighted average common shares outstanding	107,940,881	65,950,704
Effect of common shares issued under share issuance agreement(1)	(15,694,800)	—

Weighted average common shares outstanding — Basic	92,246,081	65,950,704
Dilutive effect of warrants(2)	360,560	—
Dilutive effect of share equivalents(2)	101,108	—
Dilutive effect of shares issueable in connection with forward sale agreements	20,253	—

Weighted average common and common equivalent shares outstanding — Diluted	92,728,002	65,950,704

Diluted earnings (loss) per common share	$1.95	$(10.49)

Dividends per common share	$0.23	$6.58

(1)	Shares outstanding issued under the share issuance agreement are discussed in the shareholders’ equity section above.

(2)	Outstanding warrants and share equivalents were not dilutive for the three and nine months ended September 30, 2005 as the strike price of the warrants was higher than the average market price of the Company’s shares during the quarter and year-to-date.

13.	Commitments and Contingent Liabilities

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification with restrictions on the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk to any one party associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not own an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at September 30, 2006 or 2005. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at September 30, 2006 or 2005.

14.	Employee Incentive Plans

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

For the 2005-2007 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares, as defined under the LTIP, is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by the comparison of the ratio of the actual return on equity to the return on risk based capital. All incentive awards granted by the Committee under the LTIP for the 2005-2007 performance period were in the form of Performance Shares. The total number of Performance Share awards outstanding under the LTIP at September 30, 2006 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Due to the impact of the hurricanes which occurred during 2005 there is no estimated payout related to this performance period.

For the 2006-2008 performance period, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital. The total number of Performance Share awards outstanding under the LTIP at September 30, 2006 was 167,000 (or up to 334,000 common shares should the maximum harvest of 200% of awards for the 2006-2008 performance period apply). The Company has estimated the LTIP liability and LTIP expense initially using a 100% harvest ratio and will reassess the harvest ratio as circumstances warrant.

In addition to Performance Shares, the Company granted Restricted Stock Units (“RSU”) to certain eligible plan participants in respect of the 2006-2008 performance period. The RSU share-based compensation cost was valued at $7.9 million at January 1, 2006 using the weighted average grant date fair value of $18.27. The Company expensed $3.6 million of this amount during the nine months ended September 30, 2006. The unrecognized share-based compensation cost of $4.3 million at September 30, 2006 is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the 2004-2006 cycle the performance target for a 100% harvest ratio is the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Taking into account the Company’s results to date as well as the estimated overall combined ratio for the remainder of the performance cycle, the Company has estimated the harvest ratio as at September 30, 2006 as 0%.

15.	Statutory Requirements

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the nine months ended September 30, 2006 and 2005, Montpelier Re satisfied these requirements.

Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expenses. For the nine months ended September 30, 2006, Blue Ocean Re satisfied these requirements.

The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met by Montpelier Re and Blue Ocean Re for the nine months ended September 30, 2006 and by Montpelier Re for the nine months ended September 30, 2005.

The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends to shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2006 and 2005 and financial condition as at September 30, 2006. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Form 8-K filed June 2, 2006, both of which are filed with the Securities and Exchange Commission.

Segments

Management has determined that we operate through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re provides collateralized property catastrophe retrocessional coverage to third party reinsurance companies. Blue Ocean Re commenced underwriting business on January 1, 2006. Accordingly, no comparative segment information has been provided for the three and nine months ended September 30, 2005.

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

Outside of property business in U.S. peak zones, there has been less upward movement in reinsurance prices for the year to date. The pricing of worldwide property catastrophe business may improve as updated catastrophe vendor models are released and adapted outside of the U.S. However, to the extent risks are not correlated with peak zone modeled catastrophe losses, there may be a surplus of capacity available which will likely put downward pressure on rates in these areas. We also expect to see increasingly competitive conditions within casualty lines as more competitors look to achieve diversification.

Results of Operations

For the Three and Nine Months Ended September 30, 2006 and 2005

The $958.4 million and $872.7 million increase in net income for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005 was principally driven by the following factors:

•	A decrease in net loss and loss adjustment expenses for both the three and nine months ended September 30, 2006 as compared to 2005 due to the lack of any major catastrophes affecting us during 2006 as compared to 2005;

•	A decrease in acquisition costs as a result of a reduction in gross premiums written combined with a reduced proportion of our earned premium relating to proportional contracts and an increased proportion relating to excess of loss contracts, which generate lower levels of acquisition costs; and

•	An increase in net investment income as a result of the higher investment portfolio average balance and higher interest rates.

These factors were partially offset by:

•	A decrease in gross premiums written and earned for the three and nine months ended September 30, 2006 as compared to 2005, principally lower reinstatement premiums recorded as a result of the natural catastrophes which occurred during the third quarter of 2005, reduced gross exposures and the decrease in relatively premium intensive proportional contracts as discussed below;

•	An increase in reinsurance premiums ceded written and earned of $7.5 million related to the 2005 hurricanes;

•	An increase in expenses for the three and nine months ended September 30, 2006 as compared to 2005 primarily as a result of increased variable compensation expenses that had been reduced in 2005 as a result of the hurricanes that occurred during the third quarter of 2005;

•	An increase in expenses resulting mainly from the interest and contract payments associated with the derivative transaction providing fully-collateralized catastrophe coverage and interest related to the issuance of junior subordinated debt securities; and

•	A decrease in realized gains principally due to the $11.7 million and $44.6 million realized gains from the sales of Aspen Insurance Company Ltd. common shares during the three and nine months ended September 30, 2005 compared to $7.1 million in net realized gains on investments during the three months ended September 30, 2006 and net realized losses on investments for the nine months ended September 30, 2006 of $2.3 million.

The following table summarizes our book value per common share as at the periods indicated:

	As at	As at
	September 30, 2006	December 31, 2005

Book value per share(1)	$14.14	$11.86
Fully converted book value per share(2)	$14.07	$11.86

(1)	Based on total shareholders’ equity divided by basic shares outstanding, excluding the common shares issued and outstanding under the share issuance agreement discussed in the Capital Resources section below.

(2)	Fully converted book value per share at September 30, 2006 is based on total shareholders’ equity at September 30, 2006 divided by common shares outstanding of 111,775,682, less 15,694,800 common shares subject to the share issuance agreement entered into in connection with, and contemporaneously with, the forward sale agreements discussed in the Capital Resources section below, plus common shares issuable upon conversion of outstanding share equivalents of 470,310 at September 30, 2006. Fully converted book value per share at December 31, 2005 is based on total shareholders’ equity at December 31, 2005 divided by common shares outstanding of 89,178,490 plus common shares issuable upon conversion of outstanding share equivalents of 9,170 at December 31, 2005. Warrants outstanding at September 30, 2006 and December 31, 2005 are not included in the calculations as the exercise price is greater than the book value per share.

We ended the quarter with a fully converted book value per share (as defined above) of $14.07, an increase of $2.21 from December 31, 2005. The return on the change in fully converted book value per share from December 31, 2005 to September 30, 2006 after giving effect to the dividends of $0.225 per common share and warrant, excluding 15,694,800 common shares subject to the share issuance agreement entered into in connection with, and contemporaneously with, the forward sale agreements, was 20.5% for the year to date September 30, 2006. For these purposes fully converted book value per share assumes that the warrants are not exercised if the book value per share is less than the strike price. We believe that this measure most accurately reflects the return made by our shareholders as it takes into account the effect of dilutive securities and dividends.

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

The creation of Blue Ocean Re, as discussed above, gave rise to the Collateralized Property Catastrophe Retrocessional Business segment in 2006. Accordingly, no comparative segment information has been provided for the three and nine months ended September 30, 2005.

A summary of the significant components of our revenues and expenses by segment is as follows for the three and nine months ended September 30, 2006 and 2005 ($ in millions).

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three months ended September 30, 2006	Business	Business	Elimination	Total 2006	Total 2005

Gross premiums written	$114.1	$6.9	$—	$121.0	$290.0
Gross premiums earned	166.2	23.8	—	190.0	338.1
Reinsurance premiums ceded earned	38.6	—	—	38.6	56.7
Net premiums earned	127.6	23.8	—	151.4	281.4
Loss and loss adjustment expenses	43.2	—	—	43.2	1,159.4
Acquisition costs	25.8	1.5	—	27.3	43.2
General and administrative expenses	17.8	6.5	(6.4)	17.9	(13.3)

Underwriting income (loss)	40.8	15.8	6.4	63.0	(907.9)

Net investment income	29.5	4.6	(1.0)	33.1	20.6
Financing expense	6.7	0.1	—	6.8	4.1
Other income	16.9	—	(14.4)	2.5	—
Other operating expense	3.3	—	—	3.3	—

Net income (loss) before realized losses and foreign exchange	77.2	20.3	(9.0)	88.5	(891.4)

Net realized gains on investments	5.5	1.6	—	7.1	17.1
Net foreign exchange gains (losses)	0.6	0.1	—	0.7	(0.8)

Net income (loss) before minority interest	$83.3	$22.0	$(9.0)	$96.3	$(875.1)

Minority interest expense — Blue Ocean				13.0	—

Net income (loss)				$83.3	$(875.1)

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)				26.6	(21.8)

Comprehensive income (loss)				$109.9	$(896.9)

		Collateralized
		Property
	Rated Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Nine months ended September 30, 2006	Business	Business	Elimination	Total 2006	Total 2005

Gross premiums written	$551.6	$90.6	—	$642.2	$871.9
Gross premiums earned	533.5	46.2	—	579.7	779.0
Reinsurance premiums ceded earned	145.5	—	—	145.5	90.0
Net premiums earned	388.0	46.2	—	434.2	689.0
Loss and loss adjustment expenses	159.5	—	—	159.5	1,320.4
Acquisition costs	87.6	3.5	—	91.1	130.5
General and administrative expenses	47.0	8.8	(8.2)	47.6	17.0

Underwriting income (loss)	93.9	33.9	8.2	136.0	(778.9)

Net investment income	83.5	11.5	(2.7)	92.3	61.1
Financing expense	20.8	0.1	—	20.9	12.4
Other income	28.5	—	(23.2)	5.3	—
Other operating expense	11.1	—	—	11.1	—

Net income (loss) before realized losses and foreign exchange	174.0	45.3	(17.7)	201.6	(730.2)

Net realized (losses) gains on investments	(0.5)	(1.8)	—	(2.3)	46.3
Net foreign exchange gains (losses)	7.3	0.6	—	7.9	(7.9)

Net income (loss) before minority interest	$180.8	$44.1	$(17.7)	$207.2	$(691.8)

Minority interest expense — Blue Ocean				26.4	—

Net income (loss)				$180.8	$(691.8)

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)				40.9	(58.4)

Comprehensive income (loss)				$221.7	$(750.2)

(1)	Relates to Rated Reinsurance and Insurance Business only.

Gross Premiums Written

Details of gross premiums written by line of business are provided below ($ in millions):

Gross Premiums Written by Line

	Three Months Ended September 30,
	2006		2005

Rated Reinsurance and Insurance Business
Property Specialty	$45.6	37.7%	$91.3	31.5%
Property Catastrophe	47.9	39.7	149.9	51.6
Other Specialty	20.6	17.0	48.9	16.9
Qualifying Quota Share	—	—	—	—

	114.1	94.4	290.1	100.0

Collateralized Property Catastrophe Retrocession Business	6.9	5.6	—	—

Total	$121.0	100.0%	$290.1	100.0%

Reinstatement premiums	1.1		119.8

Total excluding reinstatement premiums	$119.9		$170.3

	Nine Months Ended September 30,
	2006		2005

Rated Reinsurance and Insurance Business
Property Specialty	$175.0	27.3%	$309.0	35.4%
Property Catastrophe	272.1	42.3	391.6	45.0
Other Specialty	104.8	16.3	170.1	19.5
Qualifying Quota Share	(0.3)	—	1.2	0.1

	551.6	85.9	871.9	100.0

Collateralized Property Catastrophe Retrocession Business	90.6	14.1	—	—

Total	$642.2	100.0%	$871.9	100.0%

Reinstatement premiums	9.6		131.1

Total excluding reinstatement premiums	$632.6		$740.8

Gross premiums written during the three and nine months ended September 30, 2006 decreased by 58.3% and 26.3%, respectively, as compared to the same periods in 2005, mainly as a result of the following:

•	A substantially higher amount of reinstatement premium recorded during the three and nine months ended September 30, 2005 as compared to 2006 as a result of the natural catastrophes which occurred during the third quarter of 2005;

•	The conversion on renewal of certain Florida proportional quota share contracts into lower premium excess of loss contracts. Further, gross premiums written for proportional contracts is spread evenly over the contract period compared to gross premiums written for excess of loss contracts, which is recorded as written when the contract is bound. This factor, combined with rate increases for this line of business, caused an increase in gross premiums written for the Property Catastrophe line during the second quarter of 2006 and has caused a corresponding decrease in gross premiums written during the third quarter of 2006 as compared to the same period in 2005;

•	A decrease in gross premiums written relating to the expiration of our agreements with Aspen affiliates as at December 31, 2005. As these agreements provided for $60.0 million in proportional coverage attaching over the year, the effect of the expiration of these contracts on gross premiums written in comparison with prior periods will continue through the remainder of 2006;

•	A decrease in risk excess of loss business due to inadequate pricing and tighter risk-to-capital constraints, resulting in a reduction in our exposures in most peak zones; and

•	the non-renewal of certain large excess of loss and proportional contracts.

These factors were partially offset by:

•	An increase in property retrocession business written of $45.5 million (see discussion regarding Blue Ocean Re below). Before 2006 property retrocession business was included in the Property Catastrophe line of business; and

•	An increase in direct and facultative business written as a result of increased rates.

For the three and nine months ended September 30, 2006 casualty business represented approximately 7.2% and 7.7% of our gross premiums written compared to 6.2% and 8.8% for the same periods in 2005. Casualty business written decreased for the nine months ended September 30, 2006 as compared to 2005 mainly due to the cancellation of the U.K. employers’ liability business contract with Aspen affiliates as discussed above. Casualty business includes medical malpractice, specialized errors and omissions business, U.K. employer’s liability and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis. We have not written any U.K. employers’ liability business in 2006.

During 2005 we commuted all of the 2002 underwriting year QQS contracts and during the first nine months of 2006 we commuted all of the 2003 underwriting year QQS contracts.

Effective January 1, 2006, Blue Ocean Re commenced writing collateralized property catastrophe retrocession business. Blue Ocean is presently consolidated into our consolidated financial statements and the portion of Blue Ocean’s earnings and shareholders equity held by third parties is recorded in the consolidated financial statements as minority interest.

Looking ahead to future quarters, it is difficult to predict the amount of premiums we will write. Various factors will continue to affect our appetite and capacity to write risk. These include the impact of increasing frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements and other considerations. In addition, the mix of business will significantly affect our ultimate premium volume. For example, as noted above, we have replaced some proportional business and used that capacity to write excess of loss protections, which generate less premium per dollar of risk. In addition, the reduction in proportional contracts entered into in recent quarters will adversely affect the amount of our gross written premium in upcoming quarters as compared to the same periods in 2005 due to the writing pattern of proportional business as discussed above. To the extent there are fewer catastrophes in future periods as compared to 2005, reinstatement premiums will be lower as compared to 2005.

Reinsurance Premiums Ceded

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($ in millions)

Rated Reinsurance and Insurance Business
Reinsurance premiums ceded	$13.3	$52.3	$116.8	$123.2
Reinstatement premium	(0.7)	35.0	5.4	36.3

Total excluding reinstatement premium	$14.0	$17.3	$111.4	$86.9

In the 2006 and 2005 periods we purchased retrocessional excess of loss protection against individual risk losses on our direct and facultative book and against catastrophes on our overall property writings. During the first quarter of 2006 we also purchased a greater amount of large event protection coverage, including Industry Loss

Warranty reinsurance protection. In addition, we purchased quota share protection against our 2006 property business, specific protection for our direct and facultative business, and retrocessional stop-loss protection against losses on our casualty writings and against our sabotage and terrorism writings. Excluding reinstatement premium ceded related to catastrophes which may occur during 2006, we anticipate that reinsurance premiums ceded written for 2006 will be lower than 2005.

During the three and nine months ended September 30, 2006, we ceded property catastrophe reinsurance to Rockridge of $1.7 million and $9.5 million, respectively, compared to $1.3 million and $5.3 million, respectively, for the same periods in 2005.

We did not cede any reinsurance premiums related to the Collateralized Property Catastrophe Retrocession segment for the three and nine months ended September 30, 2006.

Net Premiums Earned

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005
	($ in millions)

Gross premiums earned — Rated Reinsurance and Insurance Business	$166.2	$338.1	$533.5	$779.0
Gross premiums earned — Collateralized Property Catastrophe Retrocessional Business	23.8	—	46.2	—
Reinsurance premiums ceded earned — Rated Reinsurance and Insurance Business	(38.6)	(56.7)	(145.5)	(90.0)

Net premiums earned	$151.4	$281.4	$434.2	$689.0

Net premiums earned decreased for the three and nine months ended September 30, 2006 as compared to 2005 and are expected to be lower for the 2006 year as compared to 2005 mainly due to a reduction in gross premiums written as discussed above and the increase in our reinsurance purchases. During the fourth quarter of 2005 we purchased quota share reinsurance to protect the 2005 underwriting year in-force book of business. This reduced net earned premium for the three and nine months ended September 30, 2006 by approximately $nil and $19.3 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss ratio	28.5%	412.0%	36.7%	191.6%
Expense ratio	29.8%	10.7%	32.0%	21.4%

Combined ratio	58.3%	422.7%	68.7%	213.0%

Net loss and loss adjustment expenses were $43.2 million and $1,159.4 million for the three months ended September 30, 2006 and 2005, respectively. The lower net loss ratio for the three months ended September 30, 2006 as compared to 2005 is due to the absence of major catastrophes affecting us during the 2006 period. Overall there was $7.5 million of favorable development on prior years during the three months ended September 30, 2006 as opposed to $7.0 million of favorable development on prior years during the comparable period in 2005. Loss and loss adjustment expenses were $159.5 million and $1,320.5 million for the nine months ended September 30, 2006 and 2005, respectively. Reinsurance recoveries of $4.5 million and $121.9 million were netted against loss and loss adjustment expenses for the three months ended September 30, 2006 and 2005, respectively. Reinsurance recoveries of $33.2 million and $166.3 million were netted against loss and loss adjustment expenses for the nine months ended September 30, 2006 and 2005, respectively.

We paid net losses of $132.8 million and $68.3 million for the three months ended September 30, 2006 and 2005, respectively, and $508.6 million and $222.7 million for the nine months ended September 30, 2006 and 2005, respectively. The majority of the increase in paid losses during 2006 as compared to 2005 related to claim payments made of $90.1 million and $361.3 million for the three and nine months ended September 30, 2006, respectively, related to the four 2005 hurricanes: Dennis, Katrina, Rita and Wilma. We also expect that our paid losses will be higher than average during 2006 as we continue to pay claims related to the 2005 catastrophes. At September 30, 2006, approximately 58% of our gross reserves related to the four 2005 hurricanes.

We did not record any loss and loss adjustment expenses related to the Collateralized Property Catastrophe Retrocession segment for the three or nine months ended September 30, 2006.

The following are our loss ratios by line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Loss Ratios:
Rated Reinsurance and Insurance Business:
Property Specialty	31.5%	414.1%	35.3%	152.1%
Property Catastrophe	17.6	475.1	37.2	267.4
Other Specialty	58.3	242.2	59.3	113.1
Qualifying Quota Share(1)	N/M	N/M	N/M	157.6

Collateralized Property Catastrophe Retrocession Business:
Overall Net Loss Ratio	28.5%	412.0%	36.7%	191.6%
Overall Gross Loss Ratio	25.1%	378.9%	33.2%	190.9%

(1)	Because we stopped writing QQS business in 2004 earned premium for these periods is minimal and as a consequence, the net loss ratio is no longer a meaningful measurement for this category.

Loss ratios for each group of business were heavily impacted by Hurricanes Katrina and Rita, which occurred during the third quarter of 2005. In contrast, the third quarter of 2006 did not have any major catastrophic events. The loss ratios for the three and nine months ended September 30, 2006 have also benefited from lower-than-expected loss activity in the non-catastrophe portions of our book.

The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the nine months ended September 30, 2006 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Gross	Change in	Gross Paid	Losses for the	Gross
	Reserves at	Prior Years	Losses	2006 Year at	Reserves at
	December 31,	Estimates	During	September 30,	September 30,
	2005	During 2006	2006	2006	2006

Property Specialty	$540.7	$(1.9)	$(185.7)	$85.9	$439.0
Property Catastrophe	868.9	37.4	(409.2)	17.9	515.0
Other Specialty	353.5	(11.1)	(24.2)	69.2	387.4
Qualifying Quota Share	18.8	(4.6)	(14.2)	—	—

Total	$1,781.9	$19.8	$(633.3)	$173.0	$1,341.4

Net Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Net	Change in	Net Paid	Losses for the	Net
	Reserves at	Prior Years	Losses	2006 Year at	Reserves at
	December 31,	Estimates	During	September 30,	September 30,
	2005	During 2006	2006	2006	2006

Property Specialty	$398.4	$(21.7)	$(129.3)	$84.8	$332.2
Property Catastrophe	719.8	25.0	(342.8)	16.4	418.4
Other Specialty	341.3	(6.5)	(23.3)	65.0	376.5
Qualifying Quota Share	16.7	(3.5)	(13.2)	—	—

Total	$1,476.2	$(6.7)	$(508.6)	$166.2	$1,127.1

The third quarter of 2006 includes approximately $7.5 million of net favorable development of losses from prior years, decreasing the net loss ratio by 5.0 points. This compares with $7.0 million of net favorable development from prior years for the three months ended September 30, 2005, which benefited the net loss ratio by 2.5 points.

The nine month period in 2006 includes approximately $6.7 million of net favorable development of losses from prior years, decreasing the net loss ratio by 1.5 points. This compares with $12.4 million of net favorable development from prior years for the nine months ended September 30, 2005, which benefited the net loss ratio by 1.8 points.

The changes in prior year loss estimates during the three and nine months ended September 30, 2006 primarily resulted from the following:

•	In the Property Specialty category, our net estimated ultimate losses for prior years decreased by $4.2 million and $21.7 million during the three and nine months ended September 30, 2006, respectively. The majority of the decrease in the third quarter was due to reductions in the expected ultimate losses for our proportional book of business.

•	In the Property Catastrophe category, our estimate of net losses for prior years increased by $2.1 million and by $25.0 million during the three and nine months ended September 30, 2006, respectively. The adverse development in the third quarter was due to an increase on our estimated retrocessional loss for Hurricane Rita, and a small increase in the Property Catastrophe loss for Hurricane Wilma. These increases were offset somewhat by decreases in the Property Catastrophe losses from the 2004 hurricanes and typhoons.

•	Our Other Specialty business experienced a reduction of $5.4 million in prior year losses for the three months ended September 30, 2006. The nine-month figures include $6.5 million of favorable development. Some of the reduction in losses for the quarter was due to a decrease in the Marine loss for Hurricane Rita. The remainder of the favorable development was a result of reduced expected losses on proportional contracts in the Aviation, Marine and Personal Accident classes of business.

•	During the nine months ended September 30, 2006, our losses for QQS business decreased by $3.5 million. All of the QQS contracts were commuted by the second quarter of 2006.

Other than as described above, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three and nine months ended September 30, 2006.

At September 30, 2006, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Management has determined that the best estimate for gross loss and loss adjustment expense reserves at September 30, 2006 was $1,341.4 million. Of this estimate, $56.3 million relates to our insurance business and $1,285.1 million relates to our reinsurance business.

Management has determined that the best estimate for net loss and loss adjustment expense reserves at September 30, 2006 was $1,127.1 million.

The following are management’s best estimate of a range of likely outcomes around their best estimate of gross and net loss and loss adjustment expense reserves by line of business for the Rated Insurance and Reinsurance segment ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves at September 30, 2006

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$337.0	$439.0	$541.0
Property Catastrophe	449.6	515.0	580.4
Other Specialty	311.4	387.4	463.4

Total		$1,341.4

Net Loss and Loss Adjustment Expense Reserves at September 30, 2006

	Low End of		High End of
	the Range	Selected	the Range

Property Specialty	$257.0	$332.2	$407.4
Property Catastrophe	361.6	418.4	475.2
Other Specialty	303.1	376.5	449.9

Total		$1,127.1

The following table sets forth a breakdown between case reserves and IBNR by line of business at September 30, 2006 ($ in millions):

			Gross Loss
			and Loss
		Gross	Adjustment
	Gross	Case	Expense
	IBNR at	Reserves at	Reserves at
	September 30,	September 30,	September 30,
	2006	2006	2006

Property Specialty	$163.3	$275.7	$439.0
Property Catastrophe	179.2	335.8	515.0
Other Specialty	230.2	157.2	387.4

Total	$572.7	$768.7	$1,341.4

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized losses resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gains (losses) during the three and nine months ended September 30, 2006 and 2005 are primarily due to the weakening (strengthening) of the U.S. dollar resulting in gains (losses) on translation arising out of receipts of non-U.S. dollar premium installments. Certain of our investments, premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future.

Underwriting Expenses

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($ in millions)

Acquisition costs (including profit commission)(1)	$27.3	$43.2	$91.1	$130.5
General and administrative expenses(1)	$17.9	$(13.3)	$47.6	$17.0
Expense Ratio (including profit commission)	29.8%	10.7%	32.0%	21.4%
Expense Ratio (excluding profit commission)	29.1%	11.1%	30.9%	20.2%

(1)	The Collateralized Property Catastrophe Retrocessional segment incurred $1.5 million in acquisition costs and $0.1 million in general and administrative expenses for the three months ended September 30, 2006 and $3.5 million and $0.6 million in acquisition costs and general and administrative expenses, respectively, for the nine months ended September 30, 2006.

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

The decrease in acquisition costs during the three and nine months ended September 30, 2006 as compared to 2005 is consistent with the decrease in gross premiums written and earned. Both of these factors are discussed above. In addition, as discussed above, the conversion of proportional treaty premium into excess of loss premium has resulted in a lower level of acquisition costs. General and administrative expenses have increased during the three and nine months ended September 30, 2006 as compared to the same periods in 2005, the reasons for which are discussed below. The expense ratio has increased for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 mainly as a result of the increase in general and administrative expenses combined with the decrease in gross premiums written and the increase in reinsurance premiums ceded, both of which decrease the denominator of the ratio.

Profit commission expensed was $1.0 million and $(1.2) million for the three months ended September 30, 2006 and 2005, respectively, and $4.4 million and $8.3 million for the nine months ended September 30, 2006 and 2005, respectively. Profit commission has increased for the three months ended September 30, 2006 as compared to the same period in the prior year mainly due to the high level of loss and loss adjustment expenses related to the hurricanes which occurred during the third quarter of 2005, which resulted in the reversal of profit commission accruals. Profit commission has declined for the nine months ended September 30, 2006 as compared to 2005. As discussed above, we have written less proportional business in 2006 as compared to the same period in 2005, which generally contain profit commission clauses. In addition, we have accrued profit commission on some of our retrocession agreements. The decrease in net earned premiums discussed above also has contributed to the decline in profit commission in 2006. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates and as the level of our net premiums earned fluctuates.

General and administrative expenses for the periods indicated consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($ in millions)

Fixed expenses, excluding share options	$12.4	$9.6	$34.7	$30.3
Current and deferred incentive compensation	5.5	(22.9)	12.9	(14.5)
Fair value of share options expense	—	—	—	1.2

Total General and Administrative expenses	$17.9	$(13.3)	$47.6	$17.0

Total general and administrative expenses have increased for the three and nine months ended September 30, 2006 as compared to the same periods in 2005, principally as a result of the reversal of current and deferred incentive accruals during the three and nine months ended September 30, 2005 as a result of the 2005 hurricanes.

Fixed expenses have increased for the three and nine months ended September 30, 2006 compared to 2005 as a result of increased costs related to the move to our new premises and the upgrading of our IT infrastructure. In addition, participating directors in the directors share plan received a quarterly allotment of share units for which we incurred an expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2006, respectively, which are also included in fixed expenses. There was no such directors share plan expense during the three and nine months ended September 30, 2005.

The increase in current and deferred incentive compensation relates principally to the directors share plan as noted above and also due to increased expenses related to the Restricted Stock Units granted (“RSUs”) to certain eligible plan participants related to the 2006-2008 performance period. The RSU share-based compensation cost was valued at $7.9 million at January 1, 2006 using the weighted average grant date fair value of $18.27. We expensed $1.2 million and $3.6 million of this amount during the three and nine months ended September 30, 2006. The unrecognized share-based compensation cost of $4.3 million at September 30, 2006 is expected to be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008. There was no such expense for the same periods in 2005.

For 2006, Long-Term Incentive Plan (“LTIP”) and Performance Unit Plan (“PUP”) expense included in current and deferred incentive compensation relate to the LTIP expense for the 2006-2008 period only as during the third quarter of 2005 accrued incentive compensation liabilities were reversed as a result of the effect that the 2005 catastrophes had on our results. We have accrued the estimated LTIP expense for the 2006-2008 performance period based on an estimated harvest ratio of 100%. Our 2006 results to date reflect an estimated 0% harvest ratio for the 2004-2006 and 2005-2007 performance periods. In addition, current incentive compensation expense also increased for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 for the reasons described above.

During the first quarter of 2005, all outstanding share options were converted into restricted and unrestricted common voting shares. There have been no share options outstanding during 2006 to date.

We anticipate that our general and administrative expense ratio will be higher in 2006 than in 2005 due to the expected increase in costs resulting from the move to our new premises which occurred during the third quarter of 2006, the upgrading of our IT infrastructure and an increase in current and deferred incentive compensation combined with the expected decrease in net premiums earned as discussed above. The 2006 expense for current and deferred incentive compensation will depend on the our financial results achieved.

Net Investment Income

	Three Months
	Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		($ in millions)

Net investment income(1)	$33.1	$20.6	$92.3	$61.0
Accretion (amortization) of premium/(discount) on bonds	$0.8	$2.0	$5.3	$6.6
Investment management, accounting and custodian fees	$1.4	$1.0	$3.9	$2.4

(1)	Includes $4.5 million and $11.8 million in interest income related to the collateralized property catastrophe retrocessional business for the three and nine months ended September 30, 2006, respectively.

A portion of investment management fees incurred related to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our founding members and formerly a major shareholder. These fees were $0.6 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $1.6 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively. The fees for White Mountains Advisors LLC have declined for the 2006 periods as compared to the same periods in 2005 as we have engaged other investment managers to manage certain aspects of our investment portfolio. Overall, investment management fees are higher for 2006 as compared to 2005 due to the greater average size of the portfolio under management and the mix of investments during the period. The fees will vary as our mix of investments changes. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party.

Based on the weighted average monthly investments held, and including net unrealized gains (losses), and foreign exchange gains (losses) on investments, the total investment returns were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Total investment return	2.2%	0.7%	4.5%	1.9%
Consolidated weighted average investment portfolio balance ($ in millions)	$3,078.5	$2,432.9	$3,051.0	$2,463.3

In the nine months ended September 30, 2006, our total investment return increased compared with the same period in 2005. This is principally a result of higher yields in 2006 and the overall market movement in bond prices during each respective period. The size of the investment portfolio and related investment income will be affected by the payment of claims related to the 2005 hurricanes as we have paid out a substantial amount of claims to date and will be paying out substantially more claims over the remainder of the year, to an extent offset by equity and junior subordinated debt securities we have raised. Net paid claims were $132.8 million and $508.6 million for the three and nine months ended September 30, 2006 as compared to $68.3 million and $222.7 million during the same periods in 2005.

We believe that the gross unrealized losses relating to our fixed maturity investments at September 30, 2006 and 2005 of $16.7 million and $30.0 million, respectively, resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $1.1 million and $1.7 million at September 30, 2006 and 2005, respectively, are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.

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

Due to higher short term fixed income yields, our capital raise and an increased level of insurance float, we expect our investment income will remain above 2005 levels for some time. The increased insurance float is attributable to both (a) large catastrophe loss reserves which we will pay out over the next few years, and to a lesser extent (b) the build up of attritional loss reserves over the years. However, our investment income may decline in future periods as the losses from the 2004 and 2005 hurricanes continue to pay down and/or if interest rates decline.

Financing Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($ in millions)

Fees — letter of credit facilities	$0.7	$0.2	$2.5	$0.6
Interest — Senior Notes	3.9	3.9	11.6	11.6
Fees — trust preferred securities	—	—	0.4	—
Interest on trust preferred securities	2.2	—	6.4	—

Total Financing Expense	$6.8	$4.1	$20.9	$12.2

Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section below.

We paid interest expense related to the Senior Notes during the three and nine months ended September 30, 2006 and 2005 of $15.3 million for both periods. We expect to pay the same amount of interest in 2006 as 2005 related to the Senior Notes as they bear a fixed interest rate of 6.125%.

Other Operating Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($ in millions)

Contract payments — catastrophe bond	$3.3	$—	$9.2	$—
Fees — set-up catastrophe bond	—	—	1.9	—

Total Other Operating Expense	$3.3	$—	$11.1	$—

Contract payments expensed in relation to the fully-collateralized counterparty agreement with Champlain Limited are calculated at 12.75% plus 8 basis points per annum on the first tranche and 13.5% plus 8 basis points on the second tranche and are payable quarterly. The set-up fees above are non-recurring.

Other Income

Other income consists of ceding commission and incentive fee income pursuant to our agreement with West End Capital Management (Bermuda) Ltd. related to our investment in Rockridge. Other income also includes interest earned on funds advanced to ceding companies in accordance with contract terms and net contract payments related to the Catastrophe Bond Total Rate of Return Swap Facility discussed below.

In June 2006, the Company entered into a $100.0 million Catastrophe Bond Total Rate of Return Swap Facility (the “Facility”) with Bank of America. Under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, Facility transactions are accounted for as derivative transactions. Under the Facility, the Company receives contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The quarterly net contract payments will be included in other income. The difference between the notional capital amounts of the cat bonds and their market values will be marked to market as realized investment gains/losses over the terms of the swap agreements. The Company’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which equals the amount of the facility utilized, after adjustments for credit quality. As at September 30, 2006, the Company had entered into four cat bond total rate of return swap transactions with a combined notional capital amount of $32.0 million.

Net Realized (Losses) Gains on Investments

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($ in millions)

Rated Reinsurance and Insurance Business — Available-For-Sale
Realized gains — available-for-sale fixed maturities and equity investments	$7.5	$17.1	$8.1	$46.6
Other than temporary impairment — fixed maturities	(1.3)	—	(5.3)	—
Other than temporary impairment — equity investments	(0.9)	—	(3.5)	(0.3)
Unrealized gains — Catastrophe Bond Total Rate of Return Swap Facility	0.2	—	0.2	—

	5.5	17.1	(0.5)	46.3
Collateralized Property Catastrophe Retrocessional Business — Trading
Realized losses — fixed maturities	—	—	(1.7)	—
Unrealized gains (losses) — fixed maturities	1.6	—	(0.1)	—

	1.6	—	(1.8)	—

Net realized gains (losses)	$7.1	$17.1	$(2.3)	$46.3

Net gains (losses) realized resulted from the sale of fixed maturity and equity investments. During the three and nine months ended September 30, 2005, we recorded $11.7 million and $44.5 million in realized gains, respectively, from the sales of Aspen shares.

	Nine Months Ended
	September 30,
	2006	2005
	($ in millions)

Proceeds from sales and maturities of available-for-sale securities	$1,500.6	$409.0
Aggregate fair value of securities in unrealized loss position, available-for-sale	$1,313.3	$1,975.4
Aggregate fair value of securities in unrealized loss position, available-for-sale (>12 months)	$903.7	$306.0

Minority Interest

Minority interest represents the minority shareholders’ interest in Blue Ocean’s net income and shareholders equity for the three and nine months ended September 30, 2006.

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

Capital Resources

Our shareholders’ equity at September 30, 2006 was $1,358.8 million, which is net of an accumulated deficit of $491.2 million. Our capital base has increased by $301.1 million since December 31, 2005, mainly as a result of retained earnings for period to date plus an increase in capital of $100.0 million from the issuance of common shares. Our contractual obligations and commitments are set out below as at September 30, 2006.

Contractual Obligations and Commitments

		Due in			Due in
		Less than	Due in	Due in	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

Debt:
6.125% Senior Notes due 2013	$355,342	$15,313	$30,625	$30,625	$278,779
Junior Subordinated Debt Securities	252,377	8,550	17,100	17,100	209,627
Gross Loss and Loss Adjustment Expense Reserves	1,341,408	592,769	480,175	170,883	97,581
Letter of credit fees	2,688	2,688	—	—	—
Catastrophe bond fees	26,128	11,588	14,540	—	—
Operating leases	41,410	4,936	9,942	9,987	16,545

Total	$2,019,353	$635,844	$552,382	$228,595	$602,532

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

The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at September 30, 2006. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business, we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expense Reserves section contained in our Annual Report on Form 10-K for the year ended December 31, 2005. These estimated obligations will be funded through existing cash and investments.

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

On May 25, 2006 we entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006 and the second purchase of 3,448,276 common shares closed on June 28, 2006. The net proceeds after deducting estimated offering expenses of $0.8 million was approximately $99.1 million which were used for general corporate purposes.

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

On May 31, 2006 the forward counterparty sold 6,800,000 common shares in a public offering at $15.05 per share in order to hedge its position under the forward sale agreements. Subsequent to such initial sale, in connection with the forward sale agreements, the forward counterparty has sold a total of 8,894,800 additional common shares.

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

As at September 30, 2006, under the terms of the share issuance agreement, we had issued 15,694,800 common shares for their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, we believe that under U.S. GAAP currently in effect, the variable forward transactions have no impact on basic earnings per share. However, as the Company’s share price exceeded the forward cap price at September 30, 2006, the variable forward transactions have an impact on diluted earnings per share. In order to incorporate the variable forward transactions into the calculation of fully converted book value per share, the Company would assume settlement at the market price at September 30, 2006. However, as the incorporation of the equity forward transaction in this manner would be accretive to fully converted book value per share as the proceeds received per share would exceed the book value per share, the transactions have been excluded from this calculation.

As at September 30, 2006, Montpelier Re beneficially owned 1,065,990 shares, or 41.8%, of Blue Ocean’s outstanding common shares and 33.6% of the preferred shares. Blue Ocean has been determined to be a “variable interest entity” (“VIE”) as defined by FIN 46R, with the Company currently representing the primary beneficiary. For this reason, Blue Ocean’s results have been consolidated with those of the Company.

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

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by us (the “Debentures”). The net proceeds of $99.5 million from the sale of the Debentures to Montpelier Capital Trust III, after the deduction of approximately $0.5 million of commissions paid to the placement agents in the transaction and approximately $3.1 million representing our investment in

Montpelier Capital Trust III, will be used to fund ongoing reinsurance operations and for general working capital purposes. We incurred interest expense related to the Debentures for the nine months ended September 30, 2006 of $6.4 million, none of which was payable at September 30, 2006.

Credit Facilities

As Montpelier Re is not an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re to provide letters of credit to clients.

The following table details the Company’s and Montpelier Re’s credit facilities as at September 30, 2006 (in thousands):

	Credit Line	Usage	Expiry Date

Secured operational LOC facility — syndicated facility Tranche B	$225.0	$200.5	Aug. 2010
Syndicated 5-Year facility	$500.0	$87.7	June 2011
Syndicated 364 Day facility	$500.0	$352.1	June 2007
Bilateral facility A	$100.0	$73.4	N/A
Blue Ocean	$250.0	$50.0	N/A

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

On November 15, 2005, Montpelier Re entered into a Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement was a one year secured facility that allowed Montpelier Re to request the issuance of up to $1.0 billion in letters of credit. On September 9, 2006, Montpelier Re entered into an amendment and restatement of the Letter of Credit Reimbursement and Pledge Agreement which replaced the above agreement. This Amended Letter of Credit Agreement provides for a 364-day secured $500.0 million letter of credit facility and a 5-year secured $500.0 million letter of credit facility. This amended agreement also replaced Tranche A of the syndicated collateralized, 364-day facility of $250.0 million described above.

Effective November 15, 2005, Montpelier Re entered into a Standing Agreement for Letters of Credit with The Bank of New York for the provision of a letter of credit facility in favor of U.S. ceding companies (“Bilateral Facility A”). The agreement allows Montpelier Re to request the issuance of up to $100.0 million in letters of credit.

Effective January 10, 2006, Blue Ocean entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re are in an amount up to $75.0 million. The facility was revised on May 15, 2006 to $250.0 million.

All of our letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit. At September 30, 2006, both the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities were fully secured by cash and investments.

We expect these letter of credit facilities to be sufficient to support Montpelier Re’s and Blue Ocean’s estimated obligations for the next 12 months in the absence of another very major catastrophe.

Montpelier Re and Blue Ocean Re are registered under the Act. Under the Act, Montpelier Re and Blue Ocean Re are each required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re and Blue Ocean Re to meet minimum solvency requirements. For the nine months ended September 30, 2006 and 2005, Montpelier Re and Blue Ocean Re satisfied these requirements.

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

Trust Agreements

As Blue Ocean writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at September 30, 2006, restricted assets associated with the trust funds consisted of cash of $11.2 million and fixed maturities of $296.2 million.

Ratings

Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. On October 24, 2005, A.M. Best downgraded our financial strength rating from A to A− and placed it under review with negative implications. On December 7, 2005 the rating was removed from review and placed on negative outlook. On November 10, 2005, Moody’s Investor Services downgraded our financial strength rating from A3 to Baa1. We do not believe that these rating actions have had or will have a significant impact on our operations or on our ability to generate premiums. However, in the event that we are downgraded below A- by Standard & Poor’s or A.M. Best, we believe our ability to write business would be adversely affected. In the normal course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings.

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

The following are the current financial strength ratings from internationally recognized rating agencies:

Financial
Rating Agency	Strength Rating

Standard & Poors	A−	Strong (Negative outlook)
A.M. Best	A−	Excellent (Negative outlook)
Moody’s Investor Services	Baa1	Adequate (Outlook stable)

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

Investments

The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets:

	As at	As at
	September 30,	December 31,
	2006	2005
	($ in thousands)

Fixed maturities, available-for-sale, at fair value	$2,334,530	$2,307,054
Fixed maturities, trading, at fair value	301,865	—
Equity investments, available-for-sale, at fair value	181,349	113,553
Other investments, at estimated fair value	37,077	31,569
Cash and cash equivalents	268,767	450,146

Total Invested Assets	$3,123,588	$2,902,322

Because a significant portion of our contracts provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with significant liquidity, which means that our investment portfolio contains a significant amount of relatively short term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities. Approximately $111.5 million of cash and cash equivalents and $301.9 million of fixed maturity investments relate to Blue Ocean, which Blue Ocean holds on a trading basis.

The market value of our portfolio of fixed maturity investments, available for sale, is comprised of the following:

	Nine Months Ended September 30, 2006
	($ in thousands)

U.S. government securities	$371,485	15.9%
U.S. government-sponsored enterprises securities	569,782	24.4
Corporate debt securities	601,747	25.8
Mortgage-backed and asset-backed securities	762,273	32.6
Non U.S. government securities	29,243	1.3

Total fixed maturity investments	$2,334,530	100.0%

The market value of our portfolio of fixed maturity investments, trading, is comprised of the following:

	Nine Months Ended September 30, 2006
	($ in thousands)

U.S. government securities	$136,578	45.3%
U.S. government-sponsored enterprises securities	73,454	24.3
Corporate debt securities	87,829	29.1
Mortgage-backed and asset-backed securities	4,004	1.3

Total fixed maturity investments	$301,865	100.0%

Substantially all of the fixed maturity investments we currently hold were publicly traded at September 30, 2006. Based on the weighted average monthly investments held, and including net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances, our total return for the nine months ended September 30, 2006 was 4.5%. The average duration of our fixed maturity portfolio was 1.5 years and the average rating of the portfolio was AA+ at September 30, 2006. If the right conditions arise in 2006, we may deploy further capital in strategic investments or investment classes other than existing classes.

On August 2, 2004, we invested $20.0 million as part of an investor group, which included one of our major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at September 30, 2006 of $23.4 million based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.

On September 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares. Montpelier Re now has a 12.5% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail risks principally from Montpelier Re. Rockridge is an unquoted investment and is carried at $10.3 million at September 30, 2006 using the equity method of accounting.

Cash Flows

In the nine months ended September 30, 2006, we incurred an operating net cash outflow of $342.1 million, primarily resulting from net paid losses of $508.6 million, offset somewhat by premiums received net of acquisition costs. As at September 30, 2006 we had cash and cash equivalents of $268.8 million.

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

Our cash flows from operations represent the difference between premiums collected and investment earnings realized, loss and loss adjustment expenses paid, and underwriting and other expenses paid and investment gains realized. Cash flows from operations may differ substantially, however, from net income.

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

In addition to relying on premiums received and investment income from our investment portfolio, we intend to meet these cash flow demands by carrying a substantial amount of short and medium term investments that would mature, or possibly be sold, prior to the settlement of our expected liabilities. We cannot assure you, however, that we will successfully match the structure of our investments with our liabilities. If our calculations with respect to liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss. At this point we do not anticipate liquidating any investments prior to maturity.

The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $3,123.6 million as of September 30, 2006, compared to $2,902.3 million at December 31, 2005. The primary cause of this increase was as a result of the receipt of $533.9 million in premiums net of acquisition costs, the net proceeds of $99.5 million from the issuance of junior subordinated debt securities related to our trust preferred securities, the net proceeds of $99.1 million from the issuance of 6,896,552 common shares and net investment income of $92.3 million, offset by the payment of dividends of $23.7 million, the payment of net claims of $508.6 million and the increase in net unrealized gains on investments of $40.9 million. Included in cash and cash equivalents and fixed maturities is $111.5 million and $301.9 million, respectively, related to Blue Ocean.

For the period from inception until September 30, 2006, we have had sufficient resources to meet our liquidity requirements. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned capital to shareholders in the form of dividends or share repurchases under certain circumstances. We may take additional capital management measures in the future.

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

Our investment guidelines permit, subject to approval by our Board of Directors, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. We have entered into three derivative transactions as at September 30, 2006, being the catastrophe bond protection purchased from Champlain Limited, the Catastrophe Bond Total Rate of Return Swap Facility, and the equity forward sale agreement and the related share issuance agreement.

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

As of September 30, 2006, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 1.66% or approximately $39.5 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.43% or approximately $34.0 million.

As of September 30, 2006, we held $766.3 million, or 26.8% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

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

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At September 30, 2006 we were party to outstanding forward foreign currency exchange contracts having a notional exposure of $66.2 million (nil at December 31, 2005). Our foreign currency contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During the first nine months of 2006 we recorded unrealized gains of $0.1 million on our foreign currency forward contracts related to our underwriting operations. In addition we also owned investments in non-dollar denominated securities. A third party also manages a portfolio of our global common equities and we currently do not hedge the non-dollar exposures in this portfolio.

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

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Substantially all of our fixed maturity investments were publicly traded at September 30, 2006, and 99.4% were investment grade. All of our fixed maturity investments were publicly traded and 98.8% were investment grade at September 30, 2005.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of September 30, 2006 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the quarter ended September 30, 2006, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our current report on Form 8-K dated September 2, 2006, both of which are filed with the Securities and Exchange Commission. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

(c) There were no stock repurchases for the quarter ended September 30, 2006.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares That May yet
	of Shares	Paid per	Publicly Announced	be Purchased Under the
	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)

July 1, 2006 through July 31, 2006	—	$—	—	$84,521,657
August 1, 2006 through August 31, 2006	—	—	—	—
September 1, 2006 through September 30, 2006	—	—	—	—

Total	—	$—	—	$84,521,657

(1)	On May 26, 2004 the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).

Exhibit
Number	Description of Document

4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.12	Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).
10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

Exhibit
Number	Description of Document

10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).
10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.26	Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders named therein, Bank of America, N.A., as Administrative Agent, and the other agents named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2005).
10.27	Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).
10.28	Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).
10.29	Montpelier Re Holdings Ltd. 2006 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2005).
10.30	Purchase Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2006).
10.31	Registration Rights Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2006).
10.32	Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2006).
10.33	Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 2, 2006).
10.34	Share Issuance Agreement, among Montpelier Re Holdings Ltd., Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 2, 2006).

Exhibit
Number	Description of Document

10.35	Amended and Restated Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2006).
10.36	First Amendment to the Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Reinsurance Ltd., Montpelier Re Holdings Ltd., the various financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2006).
10.37	Separation Agreement, dated as of October 1, 2006, between C. Russell Fletcher III, and Montpelier Reinsurance Ltd., filed with this report.
31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ Anthony Taylor
Name: Anthony Taylor

Title:	Chairman, President and Chief Executive Officer

November 8, 2006
Date

By:	/s/ Kernan V. Oberting
Name: Kernan V. Oberting

Title:	Chief Financial Officer

November 8, 2006
Date