Form 10-K
period 2006-12-31
MONTPELIER RE HOLDINGS LTD
filed 2007-03-01
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-31468
Montpelier Re Holdings Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-0428969 (I.R.S. Employer Identification No.	)

Montpelier House
94 Pitts Bay Road
Pembroke HM 08
Bermuda
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(441) 296-5550
8 Par-La-Ville Road
Hamilton HM 08
Bermuda
(Former Address)
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value 1/6 cent per share
Name of exchange on which registered:
New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  Yes ☐     No ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of February 23, 2007, the Registrant had 111,775,682 common voting shares outstanding, with a par value of 1/6 cent per share.

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2006 was $1,615,915,620 based on the closing sale price of the common shares on the New York Stock Exchange on that date.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 23, 2007 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Important events and uncertainties that could cause the actual results, future dividends or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting the Company’s common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedants and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices. These and other events that could cause actual results to differ are discussed in detail in “Risk Factors” contained in Item 1A of this filing.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.

Item 1.	Business

General

The Company was incorporated under the laws of Bermuda on November 14, 2001. The Company, through its principal operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a provider of global property and casualty reinsurance and insurance products. On July 23, 2005, the Company incorporated Montpelier Agency Ltd. (“MAL”), another wholly-owned subsidiary, to provide insurance management services. On December 30, 2005, the Company initially invested in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is incorporated in Bermuda and is registered as a Class 3 insurer formed to write property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at December 31, 2006, the Company beneficially owned 1,077,390 shares, or 42.2%, of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s preferred shares. Blue Ocean is considered a “variable interest entity” (“VIE”) as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”). The Company has been determined to be the primary beneficiary and, as a result, Blue Ocean is consolidated into the financial statements of the Company. However, future revisions to Blue Ocean’s capital structure and/or operating agreements may lead to different conclusions regarding consolidation in future periods.

On August 24, 2006, the Company incorporated another wholly-owned subsidiary, Montpelier Capital Advisors Ltd. (“MCA”), to allow the Company to grow that aspect of its business concerned with the management of insurance risk on behalf of third party capital. MCA has not yet commenced operations.

Montpelier Re has one wholly-owned subsidiary: Montpelier Marketing Services (UK) Limited (“MMSL”). MMSL was incorporated on November 19, 2001 and provides business introduction and other support services to Montpelier Re. A second subsidiary, Montpelier Holdings (Barbados) SRL (“MHB”), was dissolved on July 18, 2006. Previously, MHB was a Barbados registered society with Restricted Liability incorporated on July 25, 2002, and was the registered holder of certain types of securities, including United States equity securities, until February 1, 2006 when all securities held by MHB were transferred to the Montpelier Re investment portfolio. Loudoun Re (“Loudoun”) is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun through the issuance of a surplus note. Under FIN 46R, Loudoun is consolidated into the financial statements of Montpelier Re.

Montpelier Re has assembled a senior management team with significant industry expertise and longstanding industry relationships. Montpelier Re seeks to identify attractive reinsurance and insurance opportunities by capitalizing on our management’s underwriting experience, using catastrophe modeling software and our proprietary risk pricing and capital allocation models. For the year ended December 31, 2006, we wrote $727.5 million in gross premiums, which was spread between various classes of business and geographic areas. We have well-established market relationships with insurance and reinsurance affiliates of the world’s top insurance brokers including Marsh & McLennan Companies Inc. (“Marsh”), Aon Corporation (“Aon”), Benfield plc (“Benfield”) and Willis Group Holdings Ltd. (“Willis”), among others.

Segment Information

Management has determined that the Company operates through two reporting segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re provides collateralized property catastrophe retrocessional coverage to third party reinsurance companies. Financial data relating to our two segments is included in Item 8 — “Financial Statements and Supplementary Data.”

Within the Rated Reinsurance and Insurance Business reporting segment we write the following three lines of business: property specialty, property catastrophe and other specialty, which are described below:

•	The property specialty category includes risk excess of loss, property pro-rata and direct insurance and facultative reinsurance business.

•	Property catastrophe reinsurance contracts are typically “all risk” in nature and provide protection against losses from earthquakes and hurricanes, as well as other natural or man-made catastrophes such as floods, tornadoes, fires and storms. Prior to 2006 the property catastrophe category also included property catastrophe retrocessional contracts, which are catastrophe reinsurance protections of other reinsurers, also called retrocedants. Since January 2006 property catastrophe retrocessional business has been written through Blue Ocean Re only.

•	Our other specialty category includes aviation, marine, personal accident catastrophe, workers compensation catastrophe, terrorism, other casualty and other reinsurance business. In 2006, we significantly reduced our catastrophe-exposed offshore marine class of business.

Our Collateralized Property Catastrophe Retrocessional Business reporting segment includes property catastrophe retrocessional business as described above.

We may pursue other opportunities in the upcoming year as they arise.

Corporate Strategy

We aim to maximize long-term growth in value per share by pursuing the following strategies:

Maintaining a Strong Balance Sheet.  We focus on generating underwriting profits while maintaining a strong balance sheet. We aim to manage our capital relative to our risk exposure in an effort to maximize long-term growth in value per share. Our capital management strategy emphasizes the appropriate use of leverage (borrowings) to augment capital when it can be fully and profitably used to support our underwriting. Also, as part of our capital management strategy, if we have idle or excess capital, we may reduce leverage and consider dividends and share repurchases to return capital to our shareholders.

Enhancing Our Lead Position With Brokers and Cedants.  We often take a lead position in underwriting treaties. Doing so may increase our access to business. Through the use of underwriting tools, our underwriters seek to identify those exposures which meet our objectives in terms of return on capital and underwriting criteria. By leading reinsurance programs, we believe our underwriters attract, and can selectively write, exposures from a broad range of business in the marketplace.

Combining Subjective Underwriting Methods With Objective Modeling Tools.  We exploit pricing inefficiencies that may exist in the market from time to time. To achieve this, we disseminate market information to our entire underwriting team and facilitate personal contact among all underwriters. Generally, our underwriters use property risk modeling tools, both proprietary and third party, together with their market knowledge and judgment, and seek to achieve the highest available price per unit of risk assumed by our portfolio.

Developing and Maintaining a Balanced Portfolio of Reinsurance Risks.  We aim to maintain a balanced portfolio of primarily property related risks, diversified by class, product, geography and marketing source. We actively seek to write more business in classes experiencing attractive conditions and avoid those classes suffering from intense price competition or poor fundamentals. We employ risk management techniques to monitor correlation risk and seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We utilize industry modeling tools to stress test the portfolio by simulating large loss events. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value.

Deliver Customized, Innovative and Timely Reinsurance and Insurance Solutions for Our Clients.  We are a premier provider of global property and casualty reinsurance and insurance products and provide superior customer service. Our objective is to solidify long-term relationships with brokers and clients while developing an industry reputation for innovative and timely quotes for difficult technical risks.

Reinsurance and Insurance Products

General.  The majority of the reinsurance products we seek to write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedant. Accordingly, we consider the cedant’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. We also write direct insurance and facultative reinsurance contracts where we reinsure individual risks on a case-by-case basis.

Our contracts can be written on either an excess of loss or on a quota share basis, also known as proportional or pro-rata basis. In the case of reinsurance written on an excess of loss basis, we generally receive the premium for the risk assumed and indemnify the cedant against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. With quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedant. In both types of contracts, we may provide a ceding commission to the cedant.

Most of our reinsurance contracts provide protection against sudden catastrophic losses, typically related to natural or man-made catastrophes. The terms of our reinsurance contracts vary by contract and by type, whether they are excess of loss or proportional. Some of our contracts exclude coverage for terrorism, nuclear events and natural perils. Generally, we provide coverage under excess of loss contracts on an occurrence basis or on an aggregate basis. Some contracts also provide coverage on a per risk basis as opposed to on a per event basis. Most of our excess of loss contracts provide for a reinstatement of coverage in the event of a loss in return for an additional premium. Many contracts contain cancellation provisions which enable the cedant to cancel the contract in certain circumstances. The most common provisions relate to rating agency downgrades of the Company.

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

Premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premium written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property specialty and other specialty lines are written throughout the year. Written premiums are generally lower during the fourth quarter of the year. For pro-rata contracts and excess of loss contracts where no deposit premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Earned premiums do not necessarily follow the written premium pattern as certain premiums written are earned ratably over the contract term, which is ordinarily twelve months, although many pro-rata contracts are written on a risks attaching basis and are generally earned over a 24 month period which is the risk period of the underlying (12 month) policies. Premiums are generally due in installments on an excess of loss basis.

Details of gross premiums written by line of business are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

Property Specialty.  Contracts in this category include risk excess of loss, property pro-rata and direct insurance and facultative reinsurance. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Such property risk coverages are written on an excess of loss basis, which provide the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract.

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

Prior to 2006, Montpelier Re also wrote retrocessional coverage contracts, which provide reinsurance protection to other reinsurers, also called retrocedants. Coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts typically carry a higher degree of volatility than reinsurance contracts as they protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received directly from primary companies. Furthermore, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant may alter their book of business after retrocessional coverage has been bound. Since 2006 our retrocessional business has been written through Blue Ocean Re. Under the underwriting agreement Blue Ocean Re has entered into with MAL, Montpelier Re agreed not to compete in this segment.

Other Specialty.  We also write specialty risks such as aviation liability, aviation war, marine, personal accident catastrophe, worker’s compensation, terrorism, other casualty and other reinsurance business. We aim to control our risk by writing predominantly short-tail lines of business. Aviation contracts are primarily written on a retrocessional excess of loss basis. As for terrorism, a limited number of direct risks, reinsurance treaties and national pools are written as well. In 2006 we significantly reduced our catastrophe-exposed offshore marine class of business.

Our casualty portfolio of risks focuses on selected classes, with an emphasis on medical malpractice and casualty clash excess of loss reinsurance business. Although we do write excess hospital treaty reinsurance, our medical malpractice book is biased towards excess physicians’ treaty reinsurance, generally single state insurers. In addition, we write a limited amount of auto liability coverage and errors and omissions business, on an excess of loss basis, and two quota share treaties covering auto liability and commercial general liability for municipalities in the U.S.

Coverage for worker’s compensation and personal accident catastrophe contracts are generally written to respond to losses in which a minimum of two insured persons are involved in the same event, however, we tend to attach at the upper layers of reinsurance programs where significantly more insured persons would need to be involved in the same event. We therefore regard our worker’s compensation and personal accident classes as catastrophe exposed and relatively “short tail” in nature.

Nearly all of the reinsurance and insurance contracts that we write do not provide coverage for losses arising from acts of terrorism caused by nuclear, biological or chemical attack. With respect to personal lines risks, losses arising from acts of terrorism occasioned by causes other than nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis, for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others or where an act of terrorism does not meet the definition of “act of terrorism” set forth in the Terrorism Risk Insurance Act of 2002. The Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law establishes a federal assistance program to help the commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The law has been extended and now expires on December 31, 2007. We have written a number of insurance and reinsurance contracts providing coverage solely for losses arising from acts of terrorism. Most of these contracts exclude coverage protecting against nuclear, biological or chemical attack.

We write specialty reinsurance on an opportunistic basis. We target short-tail lines of business, often with low frequency, high severity profiles similar to catastrophe business. We also seek to manage the correlations of this business with property catastrophe through the use of CATM, our proprietary modeling system.

Qualifying Quota Share.  Previously, we provided whole account quota share reinsurance, or QQS reinsurance, to three Lloyd’s syndicates for the 2002 and 2003 underwriting years. We have commuted all of these agreements. We do not anticipate writing any additional QQS contracts at this time.

Ratings

The following are Montpelier Re’s current financial strength ratings from internationally recognized rating agencies:

Financial
Rating Agency	Strength Rating

A.M. Best	A−	Excellent (Stable outlook	)
Standard & Poor’s	A−	Strong (Negative outlook	)
Moody’s Investor Services	Baa1	Adequate (Stable outlook	)

Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. On December 15, 2006, A.M. Best changed our outlook from negative to stable. In the event that we are downgraded below A- by Standard & Poor’s or A.M. Best, we believe our ability to write business would be adversely affected. In the normal course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings.

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

Geographic Breakdown

We seek to diversify our exposure across geographic zones around the world in order to obtain the optimum spread of risk. The spread of these exposures is also a function of market conditions and opportunities. The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured ($ in millions):

Gross Premiums Written by Geographic Area of Risks Insured

	Years Ended December 31,
	2006		2005		2004

Rated Reinsurance and Insurance Business
USA and Canada	$373.9	59.1%	$460.5	47.0%	$375.6	44.9%
Worldwide(1)	126.4	20.0	332.4	34.0	249.7	29.8
Japan	30.1	4.8	37.3	3.8	36.5	4.4
Worldwide, excluding USA and Canada(2)	25.7	4.1	23.4	2.4	29.9	3.6
Western Europe, excluding the United Kingdom and Ireland	25.6	4.0	28.1	2.9	36.1	4.3
United Kingdom and Ireland	11.9	1.9	50.8	5.2	58.9	7.0
Others (1.5% or less)	39.1	6.1	46.2	4.7	50.3	6.0

Total	$632.7	100.0%	$978.7	100.0%	$837.0	100.0%

	Years Ended December 31,
	2006		2005(3)		2004(3)

Collateralized Property Catastrophe Retrocessional Business
Worldwide(1)	$49.7	52.4%	$—	$—	$—	$—
USA and Canada	25.2	26.6	—	—	—	—
USA/Caribbean	11.9	12.6	—	—	—	—
Worldwide, excluding USA and Canada(2)	8.0	8.4	—	—	—	—

Total	$94.8	100.0%	$—	$—	$—	$—

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the USA and Canada.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

(3)	Prior to January 2006, we operated through a single reporting segment and therefore, no comparative figures are presented.

Retrocessions

We purchase reinsurance and other protection to reduce our exposure to losses. We currently have in place contracts that provide for recovery of a portion of certain loss and loss adjustment expenses from reinsurers on a proportional basis in excess of various retentions and/or market loss events. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which we net against gross premiums written. We remain liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. See Item 7, — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Underwriting Risk Management

We endeavor to limit the amount of potential loss that may arise from a single catastrophic event. We also manage our exposure against clash and correlation among risks.

Our underwriting team is led by our President and Chief Executive Officer, Anthony Taylor and Montpelier Re’s Chief Underwriting and Risk Officer, Chris Harris. We underwrite under guidelines set out by the Chief Underwriting and Risk Officer and approved by the Underwriting Committee of the Board of Directors, with the aim of maintaining the following principles:

•	Write only those risks which we expect will generate an acceptable return on allocated capital;

•	Limit the scope of coverage on regular property classes to “traditional perils” and generally exclude perils or causes of loss that are difficult to measure such as cyber risks, pollution and nuclear, biological and chemical acts of terrorism;

•	Entertain difficult risks such as terrorism but only on a specific basis whereby exposures are controlled through limits, terms and conditions and are appropriately priced;

•	Generally exclude “single risk” exposure from catastrophe and retrocessional business; and

•	Use risk assessment models from third party commercial vendors as well as our proprietary technology, CATM, to assist in the underwriting process and the quantification of our catastrophe aggregate exposures.

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

We have developed a sophisticated modeling tool to analyze and manage the reinsurance exposures we assume from cedants, called CATM. This proprietary computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM consists of a set of risk assessment tools, and assists us in pricing contracts according to actual exposures and estimate the amount of loss and volatility associated with the contracts we assume.

CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors. In addition, CATM serves as an important component of our corporate enterprise risk model which we use as a guide in managing our exposure to liability, asset and business risk.

Historically in the marketplace, one reinsurer acted as the “lead” underwriter in negotiating principal policy terms and pricing of reinsurance contracts with a reinsurance broker. In the current environment, a consensus of price and terms is produced from a limited group of reinsurers, of which we are frequently a part. We believe that our financial strength and the experience and reputation of our underwriters permits us to be a part of this limited group of reinsurers in underwriting many of our reinsurance contracts. We believe this will be an important factor in achieving longer-term success because we believe that this limited group of underwriters generally has greater influence in negotiation of policy terms, attachment points and premium rates than following reinsurers. In addition, we believe that reinsurers that are a part of this limited group are generally solicited for a broader range of business than other reinsurers and have greater access to preferred risks.

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

The following table sets forth a breakdown of our gross premiums written by broker ($ in millions):

Gross Premiums Written by Broker

	Years Ended December 31,
	2006		2005		2004

Marsh	$225.7	32.3%	$272.8	30.3%	$188.7	24.8%
Benfield	131.8	18.8	170.7	19.0	133.9	17.6
Willis Group	108.7	15.5	134.7	15.0	104.1	13.7
Aon	94.5	13.5	168.5	18.7	166.9	21.9
Other brokers	139.6	19.9	153.0	17.0	167.2	22.0

Total brokers	700.3	100.0%	899.7	100.0%	760.8	100.0%

Direct (no broker)	27.2		79.0		76.2

Total	$727.5		$978.7		$837.0

Montpelier Marketing Services (UK) Limited (“MMSL”), our marketing subsidiary in London, meets with brokers who are seeking new markets into which to channel their business or who desire a personal dialogue prior to rating and acceptance by our Bermuda underwriters. MMSL regularly conducts meetings with major London brokers, smaller brokers, UK cedants and international cedants visiting London. In addition, MMSL conducts trips to various countries around the world to visit with clients, prospects and markets and attends various market conferences.

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

Loss and Loss Adjustment Expense Reserves

We maintain loss and loss adjustment expense reserves to cover our estimated liability for both reported and unreported claims. We utilize a reserving methodology that calculates a point estimate for our ultimate losses. This point estimate represents management’s best estimate of ultimate loss and loss adjustment expenses. Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles. The Audit Committee of our Board of Directors also reviews our quarterly and annual reserve analysis.

Our loss and loss adjustment expense reserves include both a component for outstanding case reserves for claims which have been reported and a component for incurred but not reported losses (“IBNR”). Our case reserve estimates are initially set on the basis of loss reports received from third parties. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies.

Loss reserve calculations for insurance business are not precise in that they deal with the inherent uncertainty of future contingent events. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation.

Management believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within assumed coverages on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that actual losses will not exceed our total reserves. Loss and loss adjustment expense reserve estimates and the methodology of estimating such reserves are regularly reviewed and updated as new information becomes known to us. Any resulting adjustments are reflected in income in the period in which they become known. For additional information on loss and loss adjustment reserves see Item Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investments

We follow an investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims.

The table below shows the aggregate amounts of our portfolio of invested assets ($ in thousands):

	As at December 31,
	2006	2005	2004

Fixed maturities, available for sale, at fair value	$2,167,011	$2,307,054	$2,325,273
Fixed maturities, trading, at fair value	340,406	—	—
Equity investments, available for sale, at fair value	203,146	113,553	143,435
Other investments, at estimated fair value	27,127	31,569	19,373
Cash and cash equivalents, unrestricted	313,093	450,146	110,576
Cash and cash equivalents, restricted	35,512	—	—

Total Invested Assets	$3,086,295	$2,902,322	$2,598,657

In determining our investment portfolio allocation among different classes of securities, we consider the potential impact of various catastrophic events on our reinsurance and insurance portfolio and the corresponding liquidity needs. We take into account the need to service our liquidity needs in extreme circumstances by deploying the majority of our portfolio in fixed income securities. However, over longer time horizons, we believe some investment in common equity securities or alternative asset classes will enhance returns without significantly raising the risk profile of the portfolio. Our portfolio has been particularly weighted towards short-term fixed income securities to date. We will consider over time increasing our exposure modestly to equities and other types of investments. Approximately $159.9 million of cash and cash equivalents and $340.4 million of fixed maturity trading investments relate to Blue Ocean. We are currently considering the early adoption of certain accounting pronouncements that would result in the reclassification of our fixed maturity and equity investments from available for sale to trading.

Our Finance and Risk Committee establishes investment guidelines and supervises our investment activity. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. The Committee regularly monitors the overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports the overall investment results to the Board of Directors. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They also include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.

Net investment income is derived from the following sources ($ in thousands):

	Years Ended December 31,
	2006	2005	2004

Fixed maturities	$124,037	$89,980	$82,180
Net amortization of premium/discount	(5,136)	(7,995)	(14,640)
Equity investments	5,477	1,689	1,300
Cash and cash equivalents	6,368	6,238	2,270
Securities lending	468	551	588

	131,214	90,463	71,698
Net investment expenses	(5,396)	(3,458)	(2,626)

	$125,818	$87,005	$69,072

On August 2, 2004, we invested an aggregate of $20.0 million as part of an investor group which included one of our major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value of $23.9 million, $21.5 million and $19.4 million at December 31, 2006, 2005 and 2004, respectively, based on reported net asset values and other information available to management, with the unrealized gain (loss) included in accumulated other comprehensive income.

On June 1, 2005, we invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for our investment, we received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail reinsurance risks principally from Montpelier Re. During December 2006, Rockridge ceased operations and returned 97% of capital to investors and the unearned premium to Montpelier. It is anticipated that the remaining capital will be returned to investors during the first six months of 2007 when Rockridge is formally dissolved.

For additional information concerning the Company’s investments and reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, some of which have greater financial, marketing and management resources than we do. In particular, we compete with insurers that provide property-based lines of insurance and reinsurance, such as Aspen, ACE Tempest Re, Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Munich Re, PartnerRe Ltd., Renaissance Reinsurance Ltd., Swiss Re and XL Re. In addition, there are other Bermuda reinsurers, such as Allied World Assurance Company, Ltd., Arch Reinsurance Ltd., AXIS Specialty Limited, Endurance Specialty Insurance Ltd. and Platinum Underwriters Holdings Ltd. with whom we also compete. Also, as a result of the 2005 hurricanes a number of new reinsurance companies were formed which provide additional competition. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis. We also compete with various capital markets participants who access insurance and reinsurance business in securitized form or through special purpose entities or derivative transactions. In addition, we compete with government-sponsored insurers and reinsurers.

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

Independent Approved Auditor.  Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Montpelier Re, are required to be filed annually with the BMA. The independent auditor of Montpelier Re must be approved by the BMA and may be the same person or firm who audits Montpelier Re’s financial statements and reports for presentation to its shareholders. The auditor must notify the BMA in the event of its resignation or removal, or if there is material modification to a report on Montpelier Re’s statutory financial statements. Montpelier Re’s independent registered public accounting firm is PricewaterhouseCoopers (Bermuda).

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

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers, such as Montpelier Re. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

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

An inspector may examine on oath any past or present officer, employee or insurance manager of the insurer under investigation in relation to its business and apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation. It will be the duty of any insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer, to produce to the inspector on request all books, records and documents relating to the insurer under investigation which are in its or his custody or control and otherwise to give to the inspector all assistance in connection with the investigation which it or he is reasonably able to give.

If it appears to the BMA that there is a risk of Montpelier Re becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Montpelier Re (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income, and (7) to remove a controller or officer.

Disclosure of Information.  In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether to cooperate is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Notification by shareholder controller of new or increased control.  Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of [Holdings’] common shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of [Holdings’] common shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offence.

Objection to existing shareholder controller.  The BMA may at any time, by written notice, object to a person holding 10 percent or more of [Holdings’] common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in [Holdings] and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

Blue Ocean Re is registered under the Act and is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expense reserves. To satisfy these requirements, Blue Ocean Re was required to maintain a minimum level of statutory capital and surplus of $1.0 million at December 31, 2006. Blue Ocean Re’s statutory capital and surplus was $394.1 million at December 31, 2006.

Blue Ocean Re is also required to maintain a minimum liquidity ratio, which was met for the year ended December 31, 2006.

Employees

As of February 23, 2007, we had 70 full-time employees. Our employees are employed by Montpelier Re or by Montpelier Marketing Services (UK) Limited. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements.

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

The large market losses arising from the significant hurricanes that occurred during 2004 and 2005 caused modeling firms and rating agencies to increase their assumptions on the frequency and severity of large catastrophes. This is having an impact on the amount of capital required to write catastrophe-exposed business. Price levels in the market which are not commensurate with capital requirements could have a material adverse impact on our results of operations.

Our Standard & Poor’s rating has a negative outlook.

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

The current financial strength ratings of Montpelier Reinsurance Ltd. are:

A.M. Best:	“A−” (Excellent), fourth highest of fifteen rating levels, stable outlook;

Standard & Poor’s:	“A−” (Strong), seventh highest of twenty-one rating levels, negative outlook;

Moody’s:	“Baa1” (Adequate), eighth highest rating of twenty-one rating levels, stable outlook.

The negative outlook on our Standard & Poor’s rating assesses the potential direction of the rating over the intermediate term (typically six months to two years) and indicates that the rating may be lowered, although the outlook is not necessarily a precursor of a rating change or future creditwatch action by Standard & Poor’s.

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

Our success will depend in substantial part upon our ability to attract and retain our principal employees. As of February 23, 2007, we have 70 full-time employees and depend upon them for the generation and servicing of our business. Although to date we have generally been successful in recruiting employees, our location in Bermuda may be an impediment to attracting and retaining experienced personnel, particularly if they are unable to secure work permits, as described below. In addition, we compete with several existing Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies. A number of other industry participants have established or are considering establishing new reinsurance and insurance businesses in Bermuda. This activity will lead to increased competition for qualified staff, making it harder to retain current employees.

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

None of our executive officers based in Bermuda are Bermudian. Of our full-time employees in Bermuda, 41 are Bermudian. Anthony Taylor, our Chief Executive Officer and Thomas Busher, our Chief Operating Officer, are working under work permits that will expire in 2010 and Kernan Oberting, our Chief Financial Officer, is working under a work permit which expires in 2009. Chris Harris, our Chief Underwriting and Risk Officer, is working under a work permit which expires in 2007. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

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

We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including, but not limited to, hurricanes, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results and our ability to write new business. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. Although we will attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones and lines of business or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations.

Emerging claim and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes. In addition, we are unable to predict the extent to which the courts may expand the theory of liability under a casualty insurance contract, such as the range of the occupational hazards causing losses under employers’ liability insurance, thereby increasing our reinsurance exposure. Coverage disputes are common within the insurance and reinsurance industries. For example, a reinsurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from a reinsurer may in part be determined by the judgmental allocation of damage between the storms. Given the magnitude of the amounts at stake involved with a catastrophic event, these types of judgment occasionally necessitate third-party resolution. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.

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

We are a holding company and, as such, have no substantial operations of our own. We rely primarily on cash dividends from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. Bermuda law and regulations, including, but not limited to Bermuda insurance regulation, limit the declaration and payment of dividends and the making of distributions by Montpelier Re to us. In addition, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that each of them is, or would after the payment be, able to pay their respective liabilities as they become due. Accordingly, we cannot assure you that we will declare or pay dividends in the future. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant. The inability of Montpelier Re to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations.

We may encounter difficulties in maintaining the information technology systems necessary to run our business.

The performance of our information technology systems is critical to our business and reputation and our ability to process transactions and provide high quality customer service. Such technology is and will continue to be a very important part of our underwriting process. We currently purchase risk modeling services from a variety of third-party vendors. In addition, we purchased insurance consulting services from Complexus Ltd. for the enhancement of our proprietary modeling technologies.

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

We may be unable to purchase reinsurance protection to the extent we desire on acceptable terms; we are subject to the risk of non-payment by our reinsurers.

We purchase reinsurance for our own account in order to limit the effect of large and multiple losses on our financial condition. This type of insurance is known as “retrocessional reinsurance.” When we purchase retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. The same risk also exists with respect to certain contracts that carry underlying reinsurance protection.

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

At December 31, 2006 we recorded $7.7 million in reinsurance receivable on paid claims and $197.3 million in reinsurance recoverable on unpaid claims. Based on a review of the financial condition of the reinsurers and other factors we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and loss adjustment expenses is not considered necessary as at December 31, 2006.

Since we depend on a few reinsurance brokers for a large portion of our revenues, loss of business they provide could adversely affect us.

We market our reinsurance worldwide primarily through reinsurance brokers. For the year ended December 31, 2006, approximately 96.3% of our gross premiums written were sourced through brokers. Subsidiaries and affiliates of Marsh, Benfield (one of our founders and a shareholder), Aon and Willis provided 31.0%, 18.1%, 13.0% and 14.9% (for a total of 77.0%), respectively, of our gross premiums written sourced through brokers for the year ended December 31, 2006. Affiliates of some of these brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

A significant proportion of our funds are invested on a discretionary basis by a professional investment advisory management firm, White Mountains Advisors LLC, a wholly-owned subsidiary of White Mountains Insurance Group, subject to policy guidelines, which are periodically reviewed by the Finance and Risk Committee of our Board of Directors. The remainder of our portfolio is either managed by third parties or invested in cash equivalents and private investments.

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

Our functional currency is the U.S. dollar. We write a portion of our business, receive premiums and pay losses in foreign currencies and may maintain a portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. A portion of our loss reserves are also in foreign currencies. We may experience foreign exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our statement of operations and financial condition.

We regularly assess any significant exposures to loss payments that will be paid in foreign currencies. At present, we generally hedge an estimate of our foreign currency denominated insurance liabilities and potential liabilities through forward purchase agreements. Due to the inherent uncertainty in estimating losses hedging these exposures involves considerable uncertainty.

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

As neither Montpelier Re nor Blue Ocean Re is an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re and Blue Ocean Re to provide letters of credit to clients.

The following table details our credit facilities as at December 31, 2006 (in thousands):

	Credit Line	Usage	Expiry Date

Secured operational LOC facility — syndicated facility Tranche B	$225.0	$200.0	Aug 2010
Syndicated 5-Year facility	$500.0	$83.9	June 2011
Syndicated 364 Day facility	$500.0	$329.3	June 2007
Bilateral facility A	$100.0	$70.6	N/A
Blue Ocean Re — Bank of New York facility	$250.0	$50.0	N/A
Blue Ocean Re — Merrill Lynch facility	$50.0	$20.0	May 2007

All of the Company’s, Montpelier Re’s and Blue Ocean Re’s credit facilities are used for general corporate purposes.

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

All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit. As at December 31, 2006 and 2005, the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities are secured by cash and investments.

Effective January 10, 2006, Blue Ocean Re entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75.0 million. The facility was revised on May 15, 2006 to $250.0 million. Letters of credit issued under this facility are secured by cash and investments pledged to The Bank of New York. If Blue Ocean Re fails to maintain sufficient collateral, and in certain other circumstances, the lenders could declare a default and begin exercising remedies against the collateral and Blue Ocean Re would not be able to request the issuance of additional letters of credit under this facility.

In addition, effective November 29, 2006, Blue Ocean Re entered into a Letter of Credit Reimbursement agreement with Merrill Lynch International Bank Ltd. in an amount of $50 million. This facility is guaranteed by Blue Ocean Re Holdings Ltd. and is not secured by cash and investments. If Blue Ocean Re fails to maintain capital in a minimum specified amount relative to its insurance risks, and in certain other circumstances, the lender could declare a default and begin exercising remedies against the collateral and Blue Ocean Re would not be able to request the issuance of additional letters of credit under this facility. As at December 31, 2006 Blue Ocean Re was in compliance with all covenants under both facilities.

Risks Related to Our Industry

Substantial new capital inflows into the reinsurance industry will increase competition.

The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. reinsurers, many of which have greater financial, marketing and management resources than we have. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and some of these companies currently have more capital than we have. We also compete with capital markets participants such as investment banks and investment funds that access business in securitized form or through special purpose vehicles or derivative transactions, the usage of which has grown in volume. Established competitors may be planning additional capital raising transactions. New companies continue to be formed with fresh capital in the reinsurance industry. Ultimately, this competition could affect our ability to attract or retain business or to write business at premium rates sufficient to cover losses. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

Events may result in political, regulatory and industry initiatives, which could adversely affect our business.

The supply of property catastrophe reinsurance coverage decreased due to the withdrawal of capacity and substantial reductions in capital resulting from, among other things, the September 11th terrorist attacks. This tightening of supply resulted in government intervention significantly increases the governments role in insurance and reinsurance markets at the expense of private markets. The Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law establishes a federal assistance program to help the commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The law has been extended and now expires on December 31, 2007.

Similarly, following the 2005 storm season rates significantly increased and legislative and administrative regulatory actions by the State of Florida in 2006 and 2007 will adversely impact our business. This government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets about the definition of terrorist acts and the extent to which future coverages will extend to terrorist acts. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

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

Some direct writers are currently facing lawsuits and other actions designed to expand coverage related to Hurricane Katrina losses beyond that which those insurers believed they would be held liable for prior to that event. It is impossible to predict what impact similar actions may have on us in the future.

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

Competition in the insurance industry has increased as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market share through organic growth, mergers and acquisitions, and reorganization activities. As the insurance industry evolves, competition for customers may become more intense and the importance of acquiring and properly servicing each customer will grow. We could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins. There are also many initiatives by capital market participants to offer protection through products that may compete with the existing, traditional catastrophe reinsurance markets. In addition, we compete with government-sponsored insurers and reinsurers. Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry.

The reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premiums.

Historically, reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary property insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing reinsurers, or capital market participants which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insurers may affect the cycles of the reinsurance business significantly, and we expect to experience the effects of such cyclicality.

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

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity. For additional information see Item 7A, — “Quantitative and Qualitative Disclosures About Market Risk.”

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

Risks Related to Taxation

Montpelier Re Holdings Ltd. and Montpelier Reinsurance Ltd. may be subject to U.S. tax.

Montpelier Re Holdings Ltd. and Montpelier Re currently intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the United States. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the United States for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service (the “IRS”) will not contend, perhaps successfully, that Montpelier Re Holdings Ltd. or Montpelier Re is engaged in a trade or business in the United States. A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our “related party insurance income” (“RPII”).

RPII is any insurance income attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII Holder” (as defined below) or a related person to such a holder. For purposes of inclusion of the RPII of Montpelier Re in the income of U.S. taxable investors, the term “RPII Holder”

includes any U.S. person who owns directly or indirectly any amount of our shares. The special RPII rules will not apply to Montpelier Re if RPII, determined on a gross basis, is less than 20% of Montpelier Re’s gross insurance income for the taxable year. While there can be no assurance, we believe that Montpelier Re’s gross RPII as a percentage of gross insurance income will be below the 20% threshold for the foreseeable future. Where this or no other exception applies, each RPII Holder owning or treated as owning any of our shares (and therefore indirectly owning Montpelier Re shares) on the last day of Montpelier Re’s taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for up to the entire taxable year, determined as if all such RPII were distributed proportionately only to such RPII Holders at that date, but limited by each such RPII Holder’s share of Montpelier Re’s current-year earnings and profits as reduced by the RPII Holder’s share, if any, of certain prior-year deficits in earnings and profits. If, as believed, Montpelier Re’s RPII is less than 20% of its gross insurance income, RPII Holders will not be required to include RPII in their taxable income.

Any gain from the sale or exchange of our shares may be treated as dividend income to the extent of a U.S. taxable investor’s share of Montpelier Re’s earnings and profits during the period that the holder held the shares (with certain adjustments), and such a shareholder may in certain circumstances be required to report a disposition of our shares by attaching IRS Form 5471 to the U.S. income tax or information return that it would normally file for the taxable year in which the disposition occurs. We intend to take the position that these rules will not apply to dispositions of our shares because Montpelier Re Holdings Ltd. will not be directly engaged in the insurance business.

The RPII provisions of the Internal Revenue Code have never been interpreted by the courts or the U.S. Treasury Department. Regulations interpreting the RPII provisions of the Internal Revenue Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII provisions by the IRS, the courts or otherwise, might have retroactive effect. Accordingly, there can be no assurance that the IRS will interpret the RPII provisions and the proposed regulations in the manner described above with respect to us and our subsidiaries.

U.S. persons who hold common shares will be subject to adverse tax consequences if we are considered a passive foreign investment company for U.S. federal income tax purposes.

Based on the nature and composition of our income, assets and business, we believe that we are not, and we currently do not expect to become, a passive foreign investment company (a “PFIC”) for U.S. federal income purposes. We can not assure you, however, that we will not be considered a PFIC. If we were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations interpreting the application of the PFIC rules to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming, and could have a negative impact on an investor that is subject to United States federal income taxation.

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

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2005, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

After December 31, 2010, qualified dividends on our common shares may no longer be taxed at the rate applicable for long-term capital gains unless Congress enacts legislation providing otherwise.

Dividends received by individuals and other non-corporate U.S. persons on our common shares in taxable years beginning on or before December 31, 2010 may constitute qualified dividend income that is subject to U.S. federal income tax at the rate applicable for long-term capital gains, rather than the higher rates applicable to ordinary income, that certain holding period requirements and other conditions are met. For taxable years beginning after December 31, 2010, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless Congress enacts legislation providing otherwise.

Risks Related to Regulation

If we become subject to insurance statutes and regulations in jurisdictions other than Bermuda or there is a change to Bermuda law or regulations or application of Bermuda law or regulations, there could be a significant and negative impact on our business.

Montpelier Re, our wholly-owned operating subsidiary, is a registered Bermuda Class 4 insurer. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the Bermuda Monetary Authority require Montpelier Re to, among other things:

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

The Company leases office spaces in Hamilton, Bermuda, where the Company’s principal executive offices are located. The Company also leases office space in London, United Kingdom, where the Company’s subsidiary, Montpelier Marketing Services (UK) Limited is located. We also lease office space in Canada where our disaster recovery center is located. We believe our facilities are adequate for our current needs.

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

	Price Range of
	Common Shares
Period	High	Low

2005
First Quarter	$43.10	$33.85
Second Quarter	$35.75	$32.45
Third Quarter	$36.35	$22.28
Fourth Quarter	$24.87	$16.33
2006
First Quarter	$20.84	$15.85
Second Quarter	$17.54	$14.26
Third Quarter	$20.14	$16.63
Fourth Quarter	$20.07	$17.39
2007
First Quarter through February 23, 2007	$18.88	$17.34

The approximate number of record holders of ordinary shares as of February 23, 2007 was 71, not including beneficial owners of shares registered in nominee or street name.

Dividend Policy

We are a holding company and conduct no operations of our own. We rely primarily on cash dividends from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. We currently have in place a regular dividend of $0.075 per common voting share and warrant per quarter. Montpelier Re is subject to Bermuda laws and regulatory constraints which affect its ability to pay dividends to us. In addition, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that each of them is, or would after the payment be, able to pay their respective liabilities as they become due. Accordingly, we cannot assure you that we will declare or pay dividends in the future. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant. For additional information concerning Bermuda regulatory restrictions, see Part 1, Item 1, Bermuda Insurance Regulation.

Quarterly dividends declared on common voting shares and warrants during 2006 amounted to $0.075 per common voting share and warrant at March 15, 2006, June 16, 2006, September 15, 2006 and December 27, 2006 and were paid on April 17, 2006, July 17, 2006, October 16, 2006 and January 16, 2007, respectively. Quarterly dividends declared on common voting shares and warrants during 2005 amounted to $0.36 per common voting share and warrant at March 31, 2005, June 30, 2005, September 30, 2005 and $0.075 per common voting share and warrant for the quarter ended December 31, 2005 and were paid on April 15, 2005, July 15, 2005 October 15, 2005 and January 15, 2006, respectively. On February 25, 2005, we declared a special dividend in the amount of $5.50 per common share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases for the quarter ended December 31, 2006.

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)		Shares Purchased	Value of Shares
	Total Number	(b)	as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs(1)	Plans or Programs(1)

October 1, 2006 through October 31, 2006	—	$—	—	$84,521,657
November 1, 2006 through November 30, 2006	—	—	—	—
December 1, 2006 through December 31, 2006	—	—	—	—

Total	—	$—	—	$84,521,657

(1)	On May 26, 2004, the Company’s Board of Directors approved a plan to repurchase up to $150.0 million of the Company’s shares from time to time depending on market conditions during a period of up to 24 months.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the Company’s Long-Term Incentive Plan and Directors Share Plan.

					Number of Securities
					Remaining Available for
	Number of Securities				Future Issuance Under
	to be Issued		Weighted-Average		Equity Compensation
	Upon Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
	Warrants and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	1,600,000	(1)	0	(1)	2,400,000
Equity compensation plans not approved by security holders(2)	17,939		0		0

Total	1,617,939		0		2,400,000

(1)	Consists of 1,144,000 Common Shares underlying Performance Shares outstanding and 456,000 RSUs under the Long-Term Incentive Plan. The number of Common Shares subject to the Performance Share awards shown in the table represents the maximum number of Common Shares that may be issued if the performance targets applicable to such units are achieved at the “maximum” level. If “target” performance levels are achieved, only half of these shares would be issued. The Compensation and Nominating Committee of the Board has discretion to settle the Performance Share awards in cash, Common Shares or a combination of cash and Common Shares. The RSU payment is equal to the value of the RSUs subject to the award if vesting conditions are satisfied. Neither the Performance Shares or the RSUs require the payment of an exercise price. Accordingly, there is no weighted average exercise price for either of these awards.

(2)	See below for a description of the Directors’ Share Plan.

The following is a description of the Company’s equity compensation plans:

Montpelier Long-Term Incentive Plan (“LTIP”).  The LTIP was approved at the Company’s 2004 Annual General Meeting of Shareholders and became effective as of January 1, 2005. At the discretion of the Compensation and Nominating Committee of the Board of Directors (the “Committee”), incentive awards, the value of which is based on the Company’s Common Shares, may be made to all eligible plan participants. The Compensation and Nominating Committee has sole discretion regarding the payout level of the incentive awards.

Incentive awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). Each type of award gives a plan participant the right to receive a payment in cash, common shares or a combination thereof, including in the case of RSUs dividend equivalents, at the discretion of the Committee.

For the 2005-2007 and 2006-2008 performance periods, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk-based capital.

Under the LTIP for the 2005-2007 performance period, the Committee granted Performance Shares awards only to plan participants and no awards of SARs or RSUs were made. The total number of Performance Share awards outstanding under the LTIP related to this performance period at December 31, 2006 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on our results, the estimated harvest ratio for this performance period is 0% and therefore it is expected that there will be no payout related to this performance period.

Under the LTIP for the 2006-2008 performance period, the Committee granted 172,000 Performance Share awards (or up to 344,000 common shares should the maximum harvest of 200% of awards for the 2006-2008 performance period apply). In addition, the Committee authorized a maximum of 456,000 RSUs related to this performance period.

We accrue the projected value of the Performance Shares and expense the value in the income statement over the course of each three-year performance period. The accrual is initially based on the number of Performance Shares granted, the share price at the grant date, and an assumed 100% harvest ratio. At the end of the sixth quarter, and every subsequent quarter, we reassess the projected results for each three year performance period and adjust the accrued LTIP liability as necessary. We recalculate the liability under the LTIP as our financial results evolve and the share price changes, and reflect such adjustments in income in the period in which they are determined. This may result in an adjustment to the harvest ratio used in the liability calculation which may increase or decrease the amount of liability and expense recorded during the period.

The RSU share-based compensation cost related to the 2006-2008 performance period was valued at $7.9 million at January 1, 2006 using the weighted average grant date fair value of $18.27 per share. As the common shares underlying the RSUs are restricted and can not be sold until January 2009, a 5% discount was applied to the share price in order to determine the weighted average grant date at fair value. The Company expensed $4.8 million during 2006. The unrecognized share-based compensation cost of $3.1 million at December 31, 2006 will be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares underlying the RSUs lapse at the end of the performance period, December 31, 2008.

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

Item 6.  Selected Financial Data.

The following table sets forth our selected financial data and other financial information as at December 31, 2006, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The historical financial information was prepared in accordance with U.S. GAAP. The statement of income data for the periods ended December 31, 2006, 2005, 2004, 2003 and 2002, and the balance sheet data at December 31, 2006, 2005, 2004, 2003 and 2002 were derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers, our independent registered public accounting firm. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto contained in Item 8 — “Financial Statements and Supplementary Data” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	2006	2005	2004	2003	2002

Income Statement Data
Gross premiums written	$727,518	$978,730	$837,051	$809,733	$607,688
Reinsurance premiums ceded	148,872	221,735	87,735	31,758	41,779
Net premiums written	578,646	756,995	749,316	777,975	565,909
Net premiums earned	583,064	848,486	787,515	705,333	329,926
Net investment income	125,818	87,005	69,072	50,148	39,748
Net realized gains on investments	3,979	41,605	7,248	7,631	7,716
Net foreign exchange gains (losses)	13,279	(10,039)	6,999	8,310	1,681
Loss and loss adjustment expenses	172,649	1,510,701	404,802	164,107	133,310
Acquisition costs and general and administrative expenses	178,848	192,214	208,073	190,412	89,204
Financing expense	28,235	17,827	17,534	9,688	4,460
Other income (expense)	(4,176)	806	—	—	—
Income (loss) before minority interest and taxes	342,232	(752,879)	240,425	407,215	152,097
Minority interest — Blue Ocean income (loss)	39,316	(13)	—	—	—
Net income (loss)	$302,860	$(752,902)	$240,281	$407,178	$152,045
Basic earnings (loss) per share(1)	$3.25	$(10.49)	$3.84	$6.42	$2.76
Diluted earnings (loss) per share(1)	$3.23	$(10.49)	$3.55	$6.05	$2.74
Weighted average number of common shares outstanding — basic(2)	108,899,581	71,757,651	62,633,467	63,392,597	55,178,150
Weighted average number of common shares outstanding — diluted(2)	109,405,435	71,757,651	67,706,972	67,275,287	55,457,141
Cash dividends per share	$0.30	$6.655	$1.36	$0.34	$—
Balance Sheet Data
Fixed maturities	$2,507,417	$2,307,054	$2,325,273	$1,976,165	$1,354,845
Equity investments	203,146	113,553	143,435	37,564	—
Other investments	27,127	31,569	19,373	84,354	63,691
Cash and cash equivalents	348,605	450,146	110,576	139,587	162,925
Total Assets	3,898,756	4,059,706	3,398,113	2,552,589	1,833,918
Net loss and loss adjustment expense reserves	891,932	1,476,195	454,841	242,064	129,459
Debt	427,298	249,084	248,963	248,843	150,000
Minority Interest — Blue Ocean — Preferred	61,586	54,166	—	—	—
Minority Interest — Blue Ocean — Common	176,792	109,722	—	—	—
Shareholders’ Equity	$1,492,915	$1,057,659	$1,751,944	$1,657,705	$1,252,535
Operating Ratios and Other Measures
Loss ratio(3)	29.6%	178.0%	51.4%	23.3%	40.4%
Expense ratio(4)	30.7%	22.7%	26.4%	27.0%	27.0%

Combined ratio(5)	60.3%	200.7%	77.8%	50.3%	67.4%

Book value per share(6)	$15.54	$11.86	$28.20	$26.15	$19.76
Fully converted book value per share(7)	$15.46	$11.86	$26.75	$24.92	$19.39

(1)	Basic earnings (loss) per share is calculated using the basic weighted average number of common shares. Diluted earnings (loss) per share assumes the exercise of all dilutive warrants and options, using the treasury stock method.

(2)	For 2006 the calculation of basic and diluted earnings per share excludes 15,694,800 common shares subject to the share issuance agreement.

(3)	The loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.

(4)	The expense ratio is calculated by dividing acquisition costs plus general and administrative expenses by net premiums earned.

(5)	The combined ratio is the sum of the loss ratio and the expense ratio.

(6)	Book value per share is calculated using total shareholders’ equity divided by basic shares outstanding less 15,694,800 common shares subject to the share issuance agreement as described below.

(7)	Fully converted book value per share is based on total shareholder’s equity divided by common shares outstanding of 111,775,682 less 15,694,800 common shares subject to the share issuance agreement entered into in connection with, and contemporaneously with, the forward sale agreements discussed in the Capital Resources section below, plus common shares issuable upon conversion of outstanding share equivalents of 473,771 at December 31, 2006. At December 31, 2005, fully converted book value per share is based on total shareholders’ equity divided by common shares outstanding of 89,178,490 plus common shares issuable upon conversion of outstanding share equivalents of 9,170. Warrants outstanding at December 31, 2006 and 2005 are not included as the exercise price of $16.67 per common share is greater than book value per share. At December 31, 2004 fully converted book value per share is based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants of $157.5 million for the year ended December 31, 2004 and $168.1 million, for the years ended December 31, 2003 and 2002 divided by the sum of shares, outstanding options and warrants (assuming their exercise) of 71,372,892 shares at December 31, 2004, 73,261,757 shares at December 31, 2003 and 2002. We believe that fully converted book value per share more accurately reflects the value attributable to a common share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion and analysis of our results of operations for the years ended December 31, 2006, 2005 and 2004 and financial condition as at December 31, 2006. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this filing.

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

To a lesser extent, prior to 2006 we also wrote property catastrophe retrocessional contracts, which provide catastrophe protection to other reinsurers, also called retrocedants. Retrocessional contracts typically carry a higher degree of volatility in extreme events than reinsurance contracts as they protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. Since 2006, property catastrophe retrocessional business has been written through Blue Ocean Re only. For additional discussion on gross premiums written see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Specialty — Reinsurance contracts of aviation liability, aviation war, marine, personal accident catastrophe, workers’ compensation, terrorism, other casualty and other reinsurance business are included in this category. Marine and aviation contracts are primarily written on a retrocessional excess of loss basis. We aim to control our risk by writing predominantly short-tail lines of business. Aviation contracts are primarily written on a retrocessional excess of loss basis. As for terrorism, a limited number of direct risks, reinsurance treaties and national pools are written as well. In 2006 we significantly reduced our catastrophe-exposed offshore marine class of business.

Qualifying Quota Share (“QQS”) — This category represented whole account quota share reinsurance to three Lloyd’s syndicates for the 2002 and 2003 underwriting years, which we have now commuted. We do not anticipate writing any additional QQS contracts at this time.

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

General and administrative expenses are comprised of fixed expenses which include salaries and benefits, professional fees, office and risk management expenses, and variable expenses which include costs related to our performance unit plan, bonuses and stock option plan. Other than bonuses and expenses related to the Long-Term Incentive Plan, expenses are primarily fixed in nature and do not vary with the amount of premiums written or losses incurred.

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

In general, claims relating to short tail property risks are reported and settled more promptly than those relating to long tail risks, including the majority of casualty risks. However, the timeliness of reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, and whether the losses are from policies in force with primary insurers or with reinsurers.

We maintain loss and loss adjustment expense reserves to cover our estimated liability for both reported and unreported claims. Our loss and loss adjustment expense reserves include both a component for outstanding case reserves for claims which have been reported and a component for incurred but not reported losses (“IBNR”). Our case reserve estimates are initially set on the basis of loss reports received from third parties. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies.

IBNR reserves are estimated by management using various actuarial methods as well as a combination of our own historical loss experience, historical insurance industry loss experience, our underwriters’ experience, estimates of pricing adequacy trends, and management’s professional judgment. In the case of our reinsurance business, we also take into account ceding company reports on IBNR reserves in making our estimates, however, these are rarely provided. The process used to estimate IBNR reserves involves projecting the estimated ultimate loss and loss adjustment expense amount and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at the IBNR reserve.

We utilize a reserving methodology that calculates a point estimate for our ultimate losses. The point estimate represents management’s best estimate of ultimate loss and loss adjustment expenses. Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles. The Audit Committee of our Board of Directors also reviews our quarterly and annual reserve analysis.

The nature and extent of management judgment involved in the reserving process depends upon whether the subject business is insurance or reinsurance and whether it is written on an excess of loss or a proportional basis.

Loss reserve estimates for insurance and reinsurance business are not precise in that they deal with the inherent uncertainty of future contingent events. Estimating loss reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation. These estimates and judgments are based on numerous factors, and may be revised as additional experience or other data becomes available and is reviewed, as new or improved methodologies are developed, or as current laws change.

Most of our reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes, terrorism, large individual property risks, and aviation risks. Given the high-severity, low-frequency nature of these events, the losses generated by them do not lend themselves to traditional actuarial reserving methods. Therefore, our reserving approach for these types of coverages is generally to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We generally estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

The two primary bases for estimating the ultimate loss associated with a particular event and cedant are (a) actual and precautionary claims advices received from the cedant; and (b) the nature and extent of the impact the event is estimated to have on the industry as a whole. This reserving approach is generally applied to all large events. Immediately after the event, the estimated industry market loss, applied against our book of business, is the primary driver of our ultimate ultimate loss from such event. In order to estimate the nature and extent of the event, we rely on output provided by commercially available catastrophe models, as well as proprietary models developed in-house. The exposure of each cedant potentially affected by the event is analyzed on the basis of this output. As the amount of information received from cedants increases during the period following an event, so does our reliance on this correspondence. The quality of the cedant’s historical evaluation of losses and loss information received from other cedants in relation to the same event are considered as we shift weight from industry loss-based estimates to specific cedant information.

While the approach we use in reserving for large events is generally consistent for large events, at any point in time the particular reserving assumptions applied to an individual contract may vary. The assumptions for a specific contract may depend upon the class of business, historical reporting patterns of the cedant, whether or not the cedant provides an IBNR estimate, how much of the loss has been paid, the number of underlying claims still open, and other factors. For example, the expected loss development for a contract with 1% of claims still outstanding would likely be less than for a contract with 50% of claims still open.

Since our loss reserve estimate is based principally on assumptions made individually for each loss event and contract there is significant variability which cannot be quantified at any level of aggregation which is meaningful in the context of our financial reporting. Following a major catastrophic event the possibility of future litigation or legislative change that may impact interpretation of policy terms further increases the degree of uncertainty in the reserving process.

For non-catastrophe losses, we often apply trend-based actuarial methodologies in setting reserves, including paid and incurred loss development, Bornheutter-Ferguson and frequency and severity techniques. We also utilize industry loss ratio and development pattern information in conjunction with our own experience. The weight given to a particular method will depend on many factors, including the homogeneity within the class of business, the volume of losses, the maturity of the accident year and the length of the expected development tail. For example, development methods rely on reported losses, while expected loss ratio methods are primarily based on expectations in place prior to a notification of loss. Therefore, as an accident year matures, we may shift weight from an expected loss ratio method to an incurred development method.

To the extent we rely on industry data to aid us in our reserve estimates there is a risk that the data may not match our risk profile or that the industry’s reserving practices overall differ from our own and those of our cedants. In addition, reserving can prove especially difficult should a significant loss take place near the end of a reporting period, particularly if the loss involves a catastrophic event. These factors further contribute to the degree of uncertainty in our reserving process.

As predominantly a broker market reinsurer for both excess of loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedant and may include paid losses, estimated case reserves, and, infrequently, an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting varies among ceding companies, which adds further uncertainty to the estimation of our ultimate losses. The nature and extent of information received from ceding companies also varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot be reliably measured. Additional risks to us involved in the reporting of retrocessional contracts include varying reserving methodologies used by the original cedants and an additional reporting lag due to the time required for the retrocedant to aggregate its assumed losses before reporting them to us. Furthermore, the number of contractual intermediaries is generally greater for retrocessional business than for direct business, thereby increasing the time lag and imprecision associated with loss reporting.

Time lags are inherent in reporting to the primary insurer then to the broker and then to the reinsurer, especially in the case of excess of loss reinsurance contracts. Also, the combined characteristics of low claim frequency and high claim severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a contract’s historical experience, industry information, and the professional judgment of underwriters in estimating reserves for these contracts. In addition, if available, we utilize ultimate loss ratio forecasts when reported by cedants, which are normally subject to a quarterly or six month lag for proportional business. Because of the degree of reliance that we necessarily place on ceding companies for claims reporting, our reserve estimates are highly dependent on management judgment. Furthermore, during the loss settlement period, which may be several years in duration, additional facts regarding individual claims and trends often will become known, and current laws and case law may change, all of which can affect ultimate expected losses.

The nature and extent of loss information provided under many facultative and per occurrence excess contracts, where company personnel work closely with the ceding company in settling individual claims, may not differ significantly from the information received under a primary insurance contract. Loss information from aggregate excess of loss contracts, including catastrophe losses and proportional share treaties, will often be less detailed. Occasionally, such information is reported in summary format rather than on an individual claim basis.

Since we rely on estimates of paid losses, case reserves, and IBNR reserves provided by ceding companies in order to assist us in estimating our own loss and loss adjustment expense reserves, we maintain certain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures include, for example, the comparison of expected premiums to reported premiums to help us identify delinquent client periodic reports, ceding company audits to facilitate loss reporting and identify inaccurate or incomplete claim reporting, and underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We also use catastrophe model output and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants. In addition, each subsequent year of loss experience with a given cedant provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls process on an ongoing basis, and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop. Since our follow up actions form part of our normal due diligence process in claims handling matters, we do not capture data which records the extent to which ceding company claims are subsequently adjusted as a result of these activities alone, nor is it possible to determine the extent to which our actions influence the accuracy of subsequent cedant reporting. However, unreliable reporting is a factor which influences our underwriters’

willingness to offer terms to potential cedants. We believe that our diligence in these matters promotes better reporting by brokers and cedants over the long term. In our relatively short history, disputes with ceding companies have been rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions.

The development of our prior-year losses is monitored during the course of subsequent calendar years by comparing the actual reported losses against expected losses. The analysis of this loss development is an important factor in our ongoing refinement of the assumptions underlying our reserving process. See “— Results of Operations — Loss and Loss Adjustment Expenses” below which contains a discussion of the effects of the significant changes in loss reserve estimates for prior years’ loss occurrences. Our internal analysis of changes in prior year reserve estimates is focused on changes in the estimated ultimate loss and therefore management believes that it is not meaningful to split the movement of prior year reserve estimates between case reserves and IBNR. With regards to our short-tail property book of business, we do not feel that we can estimate the expected breakdown of losses in the first year with a high level of accuracy. The percentage split between paid losses, case reserves, and IBNR would vary greatly depending on the number, nature and timing of losses throughout the year. However, we would expect that by the end of the year subsequent to the year in which the loss occurred, the majority of these short-tail property losses would be reported to us, and by the end of the following year the majority would be paid.

Estimating loss reserves for our small book of longer-tail casualty reinsurance business, which can be either on an excess of loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as these factors become apparent we will adjust our reserves. There is also the potential for the emergence of new types of losses within the casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2006, management has estimated gross loss and loss adjustment expense reserves related to our casualty business of $156.6 million.

We do not expect to experience significant claims processing backlogs. Following a major catastrophic event, claims processing backlogs may occur. At December 31, 2006, we did not have a significant backlog in either our insurance or reinsurance claims processing.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in loss and loss adjustment expenses significantly greater or less than the reserves initially established. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. For additional discussion on development of loss and loss adjustment expense reserves related to prior years see “— Results of Operations — Loss and Loss Adjustment Expenses” below. We expect volatility in our results in periods that significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

Management believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that actual losses will not exceed our total reserves. Any adjustments for reserves are reflected in income in the period in which they become known.

Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2006 and 2005 was $1,089.2 million and $1,781.9 million, respectively. Of this estimate $66.7 million relates to our insurance business and $1,022.5 million relates to our reinsurance business.

Management has determined that the best estimate for net loss and loss adjustment expense reserves at December 31, 2006 and 2005 was $891.9 million and $1,476.2 million, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. As discussed above, due to the low frequency and high severity nature of our business, our reserving methodology involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis; and our aggregate loss reserves are the sum of the individual reserves established. Development of prior period net incurred losses as a percentage of net loss reserves across all underwriting years was (1.6%), (3.8%) and (40.3%) for the years ended December 31, 2006, 2005 and 2004, respectively. Based on our experience from 2006 and 2005, and the current makeup of our loss reserves, we believe it is reasonably likely our net loss and loss adjustment expense reserves could increase or decrease by up to 10% from current amounts. In view of the small base of our reserves at December 31, 2003 arising from our short period of operations of only two years, and the low number of catastrophes which occurred during 2003 and 2002, we do not believe that the 2004 experience is a reliable indicator of the potential variability in our current reserves. At that time, a relatively small dollar movement in loss and loss adjustment expense reserves resulted in a large percentage change for the 2004 year. By contrast, at December 31, 2006, we have a larger loss and loss adjustment expense reserve base and a more mature book of business, which provides us with a higher level of confidence in the level of percentage variability of loss and loss adjustment expense reserves.

As at December 31, 2006, we estimate that a 10% change in our net loss and loss adjustment expense reserves would result in an increase or decrease of our net income and shareholders’ equity by $89.2 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense or other corporate expenses.

The following table sets forth a breakdown between case reserves and IBNR by line of business at December 31, 2006 ($ in millions):

			Gross Loss and Loss
			Adjustment Expense
	Gross IBNR at	Gross Case Reserves at	Reserves at
	December 31, 2006	December 31, 2006	December 31, 2006

Property Specialty	$132.9	$240.0	$372.9
Property Catastrophe	165.7	222.9	388.6
Other Specialty	183.9	143.8	327.7

Total	$482.5	$606.7	$1,089.2

Premiums.  Though we are principally a provider of reinsurance, we write both insurance and reinsurance contracts. Our insurance premium is all written on an excess of loss basis. Our assumed reinsurance premium is written on an excess of loss or on a pro-rata basis. Reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate such premiums when purchasing reinsurance coverage. For the majority of excess of loss contracts, including all insurance business, the deposit premium is defined in the contract wording. The deposit premium is based on the ceding companies’ estimated premiums, and this estimate is the amount we record as written premium in the period the underlying risks incept. In the majority of cases, these contracts are adjustable at the end of the contract period to reflect the changes in underlying risks during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which are normally reported within six months to one year subsequent to the expiration of the policy. To date these adjustments have not been significant.

Generally, on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract, an estimate of written premium is recorded in the period in which the underlying risks incept. The premium estimate is based on information provided by ceding companies. At the inception of the contract the ceding company estimates how much premium they expect to write during the year. Our gross written premium related to pro-rata contracts is a function of the amount of premium they estimate they will write. When the actual premium is reported by the ceding company, which may be on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

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

Excess of loss contracts can include contract terms that require the mandatory reinstatement of coverage. Generally, reinstatement premiums assumed and ceded are a fixed percentage (normally 100%) of the original premium amount assumed or ceded by us and are triggered by our losses exceeding the aggregate loss limit provided in the contract. In a year of large individual losses, reinstatement premiums will be higher than in a year in which there are no such large loss events. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We accrue reinstatement premiums based on case reserves reported by ceding companies and on management’s best estimate of IBNR reserves as described above under “Loss and Loss Adjustment Expense Reserves” when the IBNR reserves can be identified on an individual contract basis. Generally pro-rata contracts do not contain provisions for the reinstatement of coverage.

Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, the timeliness of cedants’ past payments and the status of current balances owing. In addition, management may also review the financial statements of ceding companies. Based on this assessment, management believes that as at December 31, 2006 no provision for doubtful accounts is necessary.

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

Reinsurance Ceded.  All of our reinsurance purchases to date have represented prospective cover; that is, our ceded reinsurance has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not been paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business.

The cost of reinsurance purchased is subject to variability based on a number of factors. Excess of loss reinsurance contracts are generally purchased prior to the time our assumed risks are written and accordingly we must estimate our premiums when purchasing reinsurance coverage. For these contracts, the deposit premium is defined in the contract wording which is based on our estimated assumed premiums and this is the amount we record as ceded premium in the period the coverage incepts. In the majority of cases, the deposit premium paid under these contracts is adjusted at the end of the contract period in order to reflect any change in the premium actually payable in respect of the underlying risks assumed during the contract period. Subsequent adjustments, based on the calculation of our gross premiums written, are recorded in the period they are determined. To date these adjustments have not been significant. In addition, if there is a loss which pierces the reinsurance cover, the cost of excess of loss reinsurance coverage may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized at the time the reinsurance recovery is estimated and recorded.

The cost of quota share reinsurance is initially based on our estimated gross premium written related to the specific lines of business covered by the reinsurance. As we write gross premiums during the period of coverage, reinsurance premiums ceded are adjusted similarly according to the terms of the quota share agreement.

In addition, we have entered into a derivative transaction which provides reinsurance-like protection. As the coverage responds to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses we incur, this transaction is accounted for as a weather derivative in accordance with the guidance in EITF 99-2 and not as a reinsurance transaction.

Reinsurance receivable and recoverable on paid and unpaid loss and loss adjustment expenses includes amounts due to us from reinsurance companies for paid and unpaid loss and loss adjustment expenses based on contracts in force. For excess of loss reinsurance, in some cases the attachment point and exhaustion of these contracts are based on the amount of our actual losses incurred from an event or events. In other cases, our recovery is dependent on an amount of industry loss as well as our own incurred losses.

The recognition of reinsurance recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “— Loss and Loss Adjustment Expense Reserves” above). The second judgment relates to the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or other reasons. At December 31, 2006 we recorded $7.7 million in reinsurance receivable on paid claims and $197.3 million in reinsurance recoverable on unpaid claims. Based on a review of the financial condition of the reinsurers and other factors we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and loss adjustment expenses is not considered necessary as at December 31, 2006.

Montpelier Long-Term Incentive Plan (“LTIP”).  The LTIP was approved at the Company’s 2004 Annual General Meeting of Shareholders and became effective as of January 1, 2005. At the discretion of the Compensation and Nominating Committee of Board of Directors (the “Committee”). incentive awards, the value of which is based on the Company’s Common Shares, may be made to all eligible plan participants. The Compensation and Nominating Committee has sole discretion regarding the payout level of the incentive awards.

Incentive awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). Each type of award gives a plan participant the right to receive a payment in cash, common shares or a combination thereof, including in the case of RSUs dividend equivalents at the discretion of the Committee.

For the 2005-2007 and 2006-2008 performance periods, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital.

Under the LTIP for the 2005-2007 performance period, the Committee granted Performance Share awards only to plan participants and no awards of SARs or RSUs were made. The total number of Performance Share awards outstanding under the LTIP related to this performance period at December 31, 2006 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Due to the impact of the natural catastrophes which occurred during the third quarter of 2005 on our results, the estimated harvest ratio for this performance period is 0% and, therefore, it is expected that there will be no payout related to this performance period.

Under the LTIP for the 2006-2008 performance period, the Committee granted 172,000 Performance Shares (or up to 344,000 common shares should the maximum harvest of 200% of awards for the 2006-2008 apply). In addition, the Committee authorized a maximum of 456,000 RSUs related to this performance period.

We accrue the projected value of the Performance Shares and expense the value in the income statement over the course of each three-year performance period. The accrual is initially based on the number of Performance Shares granted, the share price at the grant date, and an assumed 100% harvest ratio. At the end of the sixth quarter, and every subsequent quarter, we reassess the projected results for each three year performance period and adjust the accrued LTIP liability as necessary. We recalculate the liability under the LTIP as our financial results evolve and the share price changes, and reflect such adjustments in income in the period in which they are determined. This may result in an adjustment to the harvest ratio used in the liability calculation which may increase or decrease the amount of liability and expense recorded during the period.

The RSU share-based compensation cost related to the 2006-2008 performance period was valued at $7.9 million at January 1, 2006 using the weighted average grant date fair value of $18.27. As the common shares underlying the RSUs are restricted and can not be sold until January 2009, a 5% discount was applied to the share price in order to determine the weighted average grant date at fair value. The Company expensed $4.8 million during 2006. The unrecognized share-based compensation cost of $3.1 million at December 31, 2006 will be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares underlying the RSUs lapse at the end of the performance period, December 31, 2008.

Outlook and Trends

In 2006 we generally saw significant price increases in U.S. peak property zones, particularly on business exposed to hurricanes and earthquakes. These increases were a result of the catastrophic hurricanes that occurred in 2004 and 2005. The attendant large industry losses led to an increase in the perception of catastrophe risk by market participants creating a supply/demand imbalance.

Outside of property business in U.S. peak zones, including both casualty lines and non-peak property business, we observed less favorable pricing trends during 2006. There was a mix of upward price movement as well as price decreases. In 2007, we expect to see adverse pricing trends in virtually all reinsurance and insurance markets. We expect this will be driven by a surplus of reinsurance capacity available which will likely put downward pressure on rates. We expect this to occur not only in property lines, but also casualty lines as competitors look to achieve diversification.

In addition, we also expect a decrease in demand and more competitive rates specific to property exposed lines in Florida as a result of recent legislation in that state. This may also have an adverse impact on pricing outside of Florida.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

The increase in net income of $1,056.0 million for the year ended December 31, 2006 year compared to 2005 was principally driven by the following factors:

•	The low level of catastrophes that occurred during 2006 which resulted in a $1,338.1 million decrease in loss and loss adjustment expenses in 2006 as compared to 2005; and

•	A significant increase in net investment income of $38.7 million over 2005.

These factors were partially offset by the following:

•	A decrease in net premiums earned mainly as a result of the reduction in gross premiums written and an increase in reinsurance premiums ceded earned;

•	An increase in incentive compensation over 2005 as a result of the increase in our net income during 2006; and

•	An increase in financing and other operating expenses due interest paid on the junior subordinated debt securities and contract payments related to the catastrophe bond.

The decrease in net income of $993.2 million for the year ended December 31, 2005 year compared to 2004 was principally driven by net losses incurred related to the 2005 U.S. hurricanes, the effects of which far exceeded the 2004 hurricanes. The overall net loss for the year ended December 31, 2005 was $752.9 million. The main factors driving this decrease were:

•	Hurricanes Katrina, Rita and Wilma, which resulted in $1,202.8 million of net losses incurred at December 31, 2005 compared to net losses incurred related to the 2004 hurricanes for the year ended December 31, 2004 of $261.6 million;

•	An increase in outwards reinstatement premiums as a result of the 2005 hurricanes; and

•	A reduction in net premiums written and earned from the purchase of additional retrocessional protection, particularly during the fourth quarter of 2005.

These factors were partially offset by the following:

•	An increase in reinstatement premium written as a result of the 2005 hurricanes;

•	A decrease in incentive compensation and profit commission expenses as a result of the 2005 hurricanes;

•	An increase in net investment income as a result of our higher portfolio balance; and

•	An increase in realized gains, principally due to gains on the sale of the remainder of our Aspen holdings.

The following table summarizes our book values per common share as at the periods indicated:

	As at December 31,
	2006	2005	2004

Book value per share(1)	$15.54	$11.86	$28.20
Fully converted book value per share(2)	$15.46	$11.86	$26.75

(1)	Based on total shareholders’ equity divided by basic shares outstanding, excluding the common shares issued and outstanding under the share issuance agreement discussed in the Capital Resources section below.

(2)	Fully converted book value per share at December 31, 2006 is based on total shareholders’ equity divided by common shares outstanding of 111,775,682 less 15,694,800 common shares subject to the share issuance agreement entered into in connection with, and contemporaneously with, the forward sale agreements discussed in the Capital Resources section below, plus common shares issuable upon conversion of outstanding share equivalents of 473,771 at December 31, 2006. At December 31, 2005, fully converted book value per share is based on total shareholders’ equity divided by common shares outstanding of 89,178,490 plus common shares issuable upon conversion of outstanding share equivalents of 9,170. At December 31, 2004 fully converted book value per share is based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants of $157.5 million divided by the sum of shares, options and outstanding warrants (assuming their exercise) of 71,372,892. Warrants outstanding at December 31, 2006 and 2005 are not included as the exercise price of $16.67 per common share is greater than book value per share.

We ended 2006 with a fully converted book value per share (as defined above) of $15.46, an increase of $3.60 from December 31, 2005. The internal rate of return of the change in fully converted book value per share from December 31, 2005 to December 31, 2006 after giving effect to the dividends of $0.30 per common share and warrant, was 33.2%. This calculation excludes 15,694,800 common shares subject to the share issuance agreement entered into in connection with, and contemporaneously with, the forward sale agreements discussed in the Capital Resources section below. For these purposes, fully converted book value per share assumes that the warrants are not exercised if the book value per share is less than the strike price. We believe that this measure most accurately reflects the return made by our shareholders as it takes into account the effect of dilutive securities and dividends.

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

The creation of Blue Ocean Re, as discussed above, gave rise to the Collateralized Property Catastrophe Retrocessional Business reporting segment in 2006. Accordingly, no comparative segment information has been provided for the years ended December 31, 2005 or 2004.

A summary of the significant components of our revenues and expenses by segment is as follows for the years ended December 31, ($ in millions):

	Years Ended December 31,
		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
	Business	Business	Elimination	Total	Total	Total
	2006	2006	2006	2006	2005	2004

Gross premiums written	$632.7	$94.8	—	$727.5	$978.7	$837.0
Gross premiums earned	698.3	72.9	—	771.2	1,003.4	868.2
Reinsurance premiums ceded earned	188.1	—	—	188.1	154.9	80.7
Net premiums earned	510.2	72.9	—	583.1	848.5	787.5
Loss and loss adjustment expenses	172.6	—	—	172.6	1,510.7	404.8
Acquisition costs	107.4	5.4	—	112.8	166.3	152.8
General and administrative expenses	64.8	16.1	(14.9)	66.0	26.0	55.3

Underwriting income (loss)	165.4	51.4	14.9	231.7	(854.5)	174.6

Net investment income	112.8	16.6	(3.6)	125.8	87.1	69.1
Financing expense	27.6	0.6	—	28.2	17.8	17.5
Other income	47.5	—	(38.0)	9.5	0.8	—
Other operating expense	13.8	—	—	13.8	—	—

Net income (loss) before realized losses and foreign exchange	284.3	67.4	(26.7)	325.0	(784.4)	226.2

Net realized (losses) gains on investments	6.1	(2.1)	—	4.0	42.4	7.2
Net foreign exchange gains (losses)	12.6	0.7	—	13.3	(11.0)	6.9

Net income (loss) before minority interest	$303.0	$66.0	$(26.7)	$342.3	$(753.0)	$240.3

Minority interest expense — Blue Ocean				39.3	—	—

Net income (loss)				$303.0	$(753.0)	$240.3

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)				58.6	(64.1)	1.4

Comprehensive income (loss)				$361.6	$(817.1)	$241.7

(1)	Relates to the Rated Reinsurance and Insurance Business reporting segment only.

Gross Premiums Written

Details of gross premiums written by line of business are provided below ($ in millions):

	Years Ended December 31,
	2006		2005		2004

Rated Reinsurance and Insurance Business
Property Specialty	$206.9	28.4%	$357.9	36.6%	$314.0	37.5%
Property Catastrophe	301.8	41.5	420.3	42.9	330.3	39.5
Other Specialty	124.3	17.1	200.4	20.5	186.8	22.3
Qualifying Quota Share	(0.3)	—	0.1	—	5.9	0.7

	632.7	87.0%	978.7	100.0%	837.0	100.0%

Collateralized Property Catastrophe Retrocession Business	94.8	13.0%	—	—%	—	—%

Total	$727.5	100.0%	$978.7	100.0%	$837.0	100.0%

Reinstatement premiums(1)	16.3		129.3		24.0

Total excluding reinstatement premiums	$711.2		$849.4		$813.0

(1)	For 2005 $116.3 million related to the 2005 hurricanes and the remainder to the 2004 catastrophes.

Gross premiums written during the year ended December 31, 2006 decreased by 25.7% as compared to 2005, mainly as a result of the following factors:

•	A substantially lower amount of reinstatement premium recorded during the year ended December 31, 2006 as compared to 2005 due to the lack of natural catastrophes which occurred during 2006 compared to 2005;

•	The conversion on renewal of certain Florida proportional quota share contracts into lower premium excess of loss contracts. Further, gross premiums written for proportional contracts is spread evenly over the contract period compared to gross premiums written for excess of loss contracts, which is recorded as written when the contract is bound. These factors have caused a decrease in gross premiums written for the Property Catastrophe line during 2006;

•	A decrease in gross premiums written relating to the expiration of our agreements with Aspen affiliates as at December 31, 2005 of approximately $60.0 million, which affected the property catastrophe and other specialty lines of business;

•	A decrease in risk excess of loss business due to inadequate pricing and tighter risk-to-capital constraints, resulting in a reduction in our exposures in most U.S. peak zones; and

•	the non-renewal of certain large excess of loss and proportional contracts.

For the years ended December 31, 2006 and 2005, casualty business represented approximately 7.8% and 9.0% of our gross premiums written. Casualty business written decreased for the year ended December 31, 2006 as compared to 2005 mainly due to the cancellation of the U.K. employers’ liability business contract with Aspen affiliates noted above. Casualty business includes medical malpractice, specialized errors and omissions business, U.K. employer’s liability and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis. We have not written any U.K. employers’ liability business in 2006.

Effective January 1, 2006, Blue Ocean Re commenced writing collateralized property catastrophe retrocession business. Blue Ocean is presently consolidated into our consolidated financial statements and the portion of Blue Ocean’s earnings and shareholders equity held by third parties is recorded in the consolidated financial statements as minority interest. Under FIN 46R, Blue Ocean Re Holdings Ltd. is consolidated into our financial statements and the portion of Blue Ocean’s earnings and shareholders equity held by third parties is recorded in the consolidated financial statements as minority interest.

In 2006, reinstatement premium assumed represented 8.0% of gross losses incurred, compared with 7.1% and 4.9% in 2005 and 2004, respectively.

During 2005 and 2006 we commuted all of the 2002 and 2003 underwriting year QQS contracts.

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

In 2005 our mix of business changed modestly as compared to 2004. While our focus was still predominately short-tail excess of loss business, we wrote an increased amount of property pro-rata business. Additionally, there was an increase in our writings of casualty business during 2005. For the years ended December 31, 2005 and 2004, casualty business represented approximately 9.0% and 8.5% of our gross premiums written, respectively. Excluding reinstatement premium, casualty business written increased by 23.8% during 2005 as compared to 2004.

We expect to reduce our writings of Other Specialty business during 2007, mainly in the casualty area, as we believe that for business that is not exposed to peak zone catastrophes, rates are declining and terms and conditions are weakening. In contrast, we believe rates for property business are still relatively strong, and will continue to write property business at similar levels as in 2006. Due to the increasing competition and weaker demand for retrocessional business, Blue Ocean Re expects to write a reduced amount of business in 2007 as compared to 2006.

Looking ahead to future periods, it still remains difficult to predict the amount of premiums we will write. Various factors will continue to affect our appetite and capacity to write risk. These include the impact of increasing frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations. In addition, the mix of business will significantly affect our ultimate premium volume. For example, as noted above, we have replaced some proportional business and used that capacity to write excess of loss protections, which generate less premium per dollar of risk but add a higher expected profit margin. We do, however, expect a decrease in demand and more competitive pricing due to recent legislation in Florida, which is expected to negatively impact a portion of our business. The level of reinstatement premiums written in future periods will also be dependant upon the volume of catastrophes that occur.

Reinsurance Premiums Ceded

	Years Ended December 31,
	2006	2005	2004
	($ in millions)

Rated Reinsurance and Insurance Business
Reinsurance premiums ceded	$148.9	$221.7	$87.7
Reinstatement premiums	5.3	54.4	19.4

Total excluding reinstatement premium	$143.6	$167.3	$68.3

During 2006 and 2005 we purchased retrocessional excess of loss protection against individual risk losses on our direct and facultative book and against catastrophes on our overall property writings. During the first quarter of 2006 we also purchased a greater amount of large event protection coverage, including Industry Loss Warranty (“ILW”) reinsurance protection. We also purchased quota share protection against our 2006 property business, specific protection for our direct and facultative business, and retrocessional stop-loss protection against losses on our casualty writings and against our sabotage and terrorism writings.

In 2006, reinstatement premium ceded represented 17.0% of loss recoveries, compared with 17.1% and 21.9% in 2005 and 2004, respectively.

As a result of the impact of catastrophes in 2005, traditional reinsurance markets provided a decreased level of catastrophe retrocessional capacity in 2006, particularly in peak exposure zones. As supply contracted and prices increased, the remaining traditional markets and certain non-traditional markets, such as hedge funds and investment banks, increasingly endeavored to provide protection through ILWs, under which the cedant’s prospect of recovery is based on the size of the market loss, as opposed to being solely tied to a cedant’s own ultimate net loss (“UNL”) in the case of a traditional reinsurance contract. Therefore, ILWs require less underwriting due diligence and also leave the risk of incurring a disproportionately large share of an industry loss with the buyer of protection. For these reasons, ILWs are often more attractively priced from the ceding company’s perspective than UNL covers. The availability of traditional reinsurance and ILW reinsurance is a function of market capacity, which is in turn a function of the perceived returns that retrocessional providers expect to earn, and their appetite and capacity for assuming risk. The catastrophe losses in 2005 caused a degree of retrenchment by traditional markets and the advent of new capital and risk-bearing financial structures.

During the years ended December 31, 2006 and 2005, we ceded property catastrophe reinsurance to Rockridge of $7.5 million and $6.6 million, respectively.

We did not cede any reinsurance premiums related to the Collateralized Property Catastrophe Retrocession reporting segment for the year ended December 31, 2006.

Excluding reinstatement premium ceded related to catastrophes which may occur during 2007, we anticipate that reinsurance premiums ceded written for 2007 will be lower than in 2006.

For the years ended December 31, 2005 and 2004, we purchased reinsurance protecting our direct and assumed reinsurance portfolio against large risk losses on our direct and facultative book and certain catastrophes on our overall property writings. In addition, in 2005 we also purchased additional catastrophe and sabotage and terrorism retrocessional protection and specific retrocessional coverage on certain contracts during 2005. We also ceded property catastrophe reinsurance to Rockridge as discussed above in the amount of approximately $6.6 million during the year ended December 31, 2005 with no comparable amount in 2004. During 2005 we purchased Industry Loss Warranty (“ILWs”) reinsurance protection and quota share protection on our property catastrophe excess of loss book. In 2005 reinsurance premiums ceded increased by approximately $98.5 million due to additional reinstatement premium related to Hurricane Wilma and the purchase of additional ILWs and quota share reinsurance to protect the fourth quarter of 2005 and for the 2006 year. The impact on net earned premium of these purchases was approximately $17.6 million, with the remaining $80.9 million relating to pre-purchases for the 2006 year. These reinsurance purchases were principally designed to reduce our net exposure to large catastrophes.

In addition to the reinsurance protection described above effective December 30, 2005, we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. We acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction. Paragraph 10 (e) of FAS 133 exempts weather derivatives from the fair value requirements of that Statement. For accounting guidance, we followed the provisions of EITF Abstract 99-2, “Accounting for Weather Derivatives,” which addresses non-exchange traded contracts indexed to climatic or geological variables. This abstract specifies that weather derivatives should be accounted for at fair value if these contracts are “entered into under trading or speculative activities.” As we entered into the transactions to mitigate our exposure to assumed reinsurance losses rather than for trading activity, the weather derivatives have been measured by applying the “intrinsic value method” as required by the Abstract. Our application of this method results in a $Nil value adjustment in the absence of an industry loss event triggering recovery. Should an industry loss event triggering a recovery occur, our application of the intrinsic value method results in the present value of the expected ultimate recovery being recorded. Contract payments in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the coverage provided by the first tranche and 13.5% plus 8 basis points on the coverage provided by the second tranche. These costs are expensed as they are incurred and are included in other operating expenses.

Net Premiums Earned

	Years Ended December 31,
	2006	2005	2004
	($ in millions)

Gross premiums earned — Rated Reinsurance and Insurance Business	$698.3	$1,003.4	$868.2
Gross premiums earned — Collateralized Property Catastrophe Retrocessional Business	72.9	—	—
Reinsurance premiums ceded earned — Rated Reinsurance and Insurance Business	188.1	154.9	80.7

Net premiums earned	$583.1	$848.5	$787.5

The decrease in gross premiums earned was largely due to the lack of natural catastrophes during 2006. This resulted in a lower level of loss activity and a lower level of reinstatement premium written and earned in 2006 as compared to 2005. In addition, the expiration of our agreements with Aspen affiliates also contributed to the decrease in gross premiums earned. Reinsurance premiums ceded earned increased mainly as a result of the earning effect of quota share reinsurance purchased during the fourth quarter of 2005 to protect the 2005 underwriting year in-force book of business.

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

For comparative purposes, our combined ratio and components thereof are set out below for the years indicated:

	Years Ended December 31,
	2006	2005	2004

Loss ratio	29.6%	178.0%	51.4%
Expense ratio	30.7%	22.7%	26.4%

Combined ratio	60.3%	200.7%	77.8%

The nature of our business means that loss ratios can vary widely from period to period depending on the occurrence and severity of natural and man-made catastrophes. During the year ended December 31, 2006, we incurred below-average catastrophe losses, resulting in the low loss ratio for the year. The 2005 loss ratio was impacted by estimated net losses of $1,202.8 million from Hurricanes Katrina, Rita, Wilma and Dennis in the U.S and the European floods. 2004 was less severe than in 2005 in terms of catastrophe activity, but the loss ratio was impacted by the four Florida hurricanes and the two Japanese typhoons.

Net loss and loss adjustment expenses were $172.6 million, $1,510.7 million and $404.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Reinsurance recoveries of $31.3 million, $318.6 million and $88.5 million were netted against loss and loss adjustment expenses for the years ended December 31, 2006,

2005 and 2004, respectively. The majority of the reinsurance recoveries for all three years related to the U.S. hurricanes which occurred during 2004 and 2005. We paid net losses of $756.9 million, $489.3 million and $192.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The majority of the paid losses in 2006 and 2005 related to claims from the hurricane losses as discussed above. In addition, excluding the catastrophes, net paid losses have increased each year as our book of business has matured and we make claim payments related to multiple underwriting years. We expect that our paid losses from the 2005 and 2004 catastrophes will begin to decrease in next 12 months as the majority of claims will have been paid. At December 31, 2006, approximately 57.1% of our gross reserves related to the five 2005 catastrophes mentioned above.

The following are our loss ratios by line of business:

	Years Ended December 31,
	2006	2005	2004

Net Loss Ratios:
Rated Reinsurance and Insurance Business:
Property Specialty	32.2%	142.4%	51.5%
Property Catastrophe	29.4	242.8	50.3
Other Specialty	45.4	120.3	61.7
Qualifying Quota Share(1)	N/M	145.6	18.9

Overall Net Loss Ratio	29.6%	178.0%	51.4%
Overall Gross Loss Ratio	26.4%	182.8%	56.8%

(1)	Because we stopped writing QQS business in 2004 earned premium for these periods is minimal and as a consequence, the net loss ratio is no longer a meaningful measurement for this category.

We did not record any loss and loss adjustment expenses related to the Collateralized Property Catastrophe Retrocessional Business for the year ended December 31, 2006.

As mentioned earlier, the 2006 year benefited from below average catastrophe activity. Our total estimated losses from the largest events of 2006 which were a series of U.S. tornadoes and hailstorms, were less than $10 million. Large individual losses in 2006 were also at or below expected levels for non-catastrophe business. This compares to 2005 when the Property Catastrophe, Property Specialty, and Other Specialty groups of business were all heavily impacted by Hurricanes Katrina, Rita and Wilma. 2004 was impacted to a lesser extent by four Florida hurricanes and two Japanese typhoons.

The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the year ended December 31, 2006 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
		Change in		Losses
	Gross	Prior Years		for the 2006	Gross
	Reserves at	Estimates	Paid Losses	Year at	Reserves at
	December 31,	During	During	December 31,	December 31,
	2005	2006	2006	2006	2006

Property Specialty	$540.7	$(9.6)	$(261.6)	$103.4	$372.9
Property Catastrophe	868.9	37.8	(538.4)	20.3	388.6
Other Specialty	353.5	(24.5)	(82.4)	81.1	327.7
Qualifying Quota Share	18.8	(4.6)	(14.2)	—	—

Total	$1,781.9	$(0.9)	$(896.6)	$204.8	$1,089.2

Net Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
		Change in		Losses
	Net	Prior Years		for the 2006	Net
	Reserves at	Estimates	Paid Losses	Year at	Reserves at
	December 31,	During	During	December 31,	December 31,
	2005	2006	2006	2006	2006

Property Specialty	$398.4	$(30.6)	$(197.8)	$101.6	$271.6
Property Catastrophe	719.8	30.2	(465.6)	18.5	302.9
Other Specialty	341.3	(19.9)	(80.3)	76.3	317.4
Qualifying Quota Share	16.7	(3.5)	(13.2)	—	—

Total	$1,476.2	$(23.8)	$(756.9)	$196.4	$891.9

The 2006, 2005 and 2004 years include approximately $23.8 million, $17.1 million and $97.6 million, respectively, of favorable development of net losses from prior years. Favorable prior year development benefited the net loss ratio for the years ended December 31, 2006, 2005 and 2004 by approximately 4.1%, 2.0% and 12.4%, respectively.

The net favorable development during the year ended December 31, 2006 of losses incurred during prior accident years primarily resulted from the following:

•	In the Property Specialty category, our gross estimated ultimate losses for prior years decreased by $9.6 million while our net estimated ultimate losses decreased by $30.6 million during the year ended December 31, 2006. Gross loss estimates for the 2005 hurricanes increased by $15.8 million during the year for Property Specialty. However estimated ceded losses for the hurricanes increased by $22.5 million, so on a net basis there was favorable development of $6.7 million from the hurricanes. Most of the improvement on the remainder of the Property Specialty prior year losses was on our proportional book of business. The losses for this business developed less than we had projected at the end of 2005.

•	Property Catastrophe gross ultimate losses as at December 31, 2005 increased by $37.8 million during the year ended December 31, 2006 and net ultimate losses increased by $30.2 million during that period. The increase in ultimate losses for the year was principally driven by changes in our estimated ultimate loss for Wilma. In particular, the projected gross losses on our assumed retrocessional business for Hurricane Wilma increased by $37.8 million as the estimated total industry losses increased during the year. For Hurricanes Katrina and Rita, we experienced some smaller increases in our retrocessional business losses partially offset by decreases in our Property Catastrophe losses.

•	Other Specialty gross ultimate losses decreased by $24.5 million during the year ended December 31, 2006 while net losses decreased by $19.9 million during the year. A significant portion of this improvement was related to commutations of a related group of contracts. Approximately $6.1 million of the realized benefit was due to the fact that the loss reserves were held on an undiscounted basis and on commutation a discount was applied. As this business has matured, we have given more weight to the actual loss experience compared to the initial expected loss ratios in our reserving process. The low level of loss development experienced during the year resulted in reduced projections for prior accident years and lower selected net loss ratios.

•	We commuted all three of the 2002 QQS contracts during the second quarter of 2005 and as expected we commuted the three 2003 contracts in 2006. The final commutation terms resulted in a benefit of $4.6 million to gross losses and $3.5 million on a net basis.

Favorable development during the year ended December 31, 2005 of losses incurred during prior accident years amounted to $17.1 million. This favorable development resulted primarily from an increase in ceded losses attributable to the 2004 hurricanes in the Property Specialty category and lower than expected claim frequency in the Other Specialty category. These reductions were partially offset by increases in estimated ultimate losses in the Property Catastrophe category associated with the 2004 hurricanes and Typhoon Songda.

Favorable development during the year ended December 31, 2004 of losses incurred during the prior accident years amounted to $97.6 million, due mainly to the following:

In the Property Specialty and Other Specialty categories, the frequency and severity of reported losses were lower than the assumed reporting pattern of losses established for these classes at December 31, 2003. In 2004 we placed more weight in the loss reserving process on our actual loss experience compared with the initial loss ratio expectation, and this change generated a combined reduction of $69.4 million in the ultimate loss projection during 2004.

Property Catastrophe estimated ultimate losses associated with the European Floods of 2002, as well as Hurricane Isabel and the California wildfires, both of which occurred in 2003, decreased during 2004.

We did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2006.

At December 31, 2006, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates earlier in this section.

Management has determined that the best estimate for gross loss and loss adjustment expense reserves at December 31, 2006, 2005 and 2004 was $1,089.2 million, $1,781.9 million and $549.5 million, respectively.

Management has determined that the best estimate for net loss and loss adjustment expense reserves at December 31, 2006, 2005 and 2004 was $891.9 million, $1,476.2 million and $454.8 million, respectively.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized losses resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gains (losses) during the years ended December 31, 2006 and 2005 are primarily due to the weakening (strengthening) of the U.S. dollar resulting in gains (losses) on translation arising out of receipts of non-U.S. dollar premium installments and payment of non-U.S. dollar claims. Certain of our investments, premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future. Also included are contract gains (losses) on foreign currency exchange agreements.

Underwriting Expenses

	Years Ended December 31,
	2006	2005	2004
	($ in millions)

Acquisition costs (including profit commission)(1)	$112.8	$166.3	$152.8
General and administrative expenses(1)	$66.0	$26.0	$55.3
Expense Ratio (including profit commission)	30.7%	22.7%	26.4%
Expense Ratio (excluding profit commission)	30.0%	21.9%	25.4%

(1)	The Collateralized Property Catastrophe Retrocessional segment incurred $5.4 million in acquisition costs and $16.1 million in general and administrative expenses for the year ended December 31, 2006 which are included above.

Acquisition costs on business that we write includes brokerage, commission and excise tax, which are generally driven by contract terms and are normally a set percentage of gross premiums written. Ceding commission related to our reinsurance premiums ceded are presented as a reduction of the ceding commissions payable by us to brokers and intermediaries and are recognized as earned over the same period as the corresponding premiums are expensed. To date we have earned ceding commission in respect of our purchased quota share reinsurance only. General and administrative expenses are comprised of fixed expenses, which include salaries and benefits, share options, office and risk management expenses, and variable expenses, which include costs related to our performance unit plan, long-term incentive plan and bonuses.

The decrease in acquisition costs during 2006 as compared to 2005 is consistent with the decrease in gross premiums written and earned, which is discussed above. In addition, as discussed above, the conversion of proportional treaty premium into excess of loss premium has resulted in a lower level of acquisition costs. Acquisition costs increased in 2005 as compared to 2004 is consistent with the increase in gross premiums written from 2004 to 2005 as discussed above. The expense ratio has increased for 2006 as compared to 2005 mainly as a result of the increase in general and administrative expenses combined with the decrease in gross premiums written which decreases the denominator of the ratio.

Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commission is expensed based on the estimated results of the subject contract. Profit commission expensed was $3.8 million, $6.8 million and $7.6 million, respectively, for the years ended December 31, 2006, 2005 and 2004. Profit commission has decreased for 2006 as compared to 2005 because, as discussed above, we have written less proportional business in 2006 as compared to 2005, which generally contain profit commission clauses. In addition, we have accrued profit commission due to us on some of our retrocession agreements which reduces the net amount of profit commission expensed in the income statement. The decrease in net earned premiums discussed above has also contributed to the decline in profit commission in 2006. The decline in profit commission in 2005 as compared to 2004 is mainly due to the increase in loss and loss adjustment expenses related to the 2005 and 2004 hurricanes. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates and as the level of our net premiums earned fluctuates.

General and administrative expenses for the years indicated consisted of the following ($ in millions):

	Years Ended December 31,
	2006	2005	2004

Fixed expenses, excluding share options	$45.2	$38.9	$34.2
Current and deferred incentive compensation	20.8	(14.2)	18.8
Fair value of share options expense	—	1.3	2.3

Total General and Administrative expenses	$66.0	$26.0	$55.3

Total general and administrative expenses have increased for 2006 as compared to 2005, principally due to the reversal of current and deferred incentive compensation accruals during 2005 as a result of the 2005 hurricanes. This reversal is also the reason for the decline in general and administrative expenses in 2005 as compared to 2004.

Fixed expenses have increased for 2006 as compared to 2005 as a result of increased costs related to the move to our new premises and the upgrading of our IT infrastructure. Participating directors in the directors share plan received a quarterly allotment of share units for which we incurred an expense of $0.3 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively, which are included in fixed expenses.

The increase in current and deferred incentive compensation is due to the establishment of an accrual for a significantly higher amount of current incentive compensation as compared to 2005 due to the improvement in our results in 2006. In addition, expenses have increased in 2006 as compared to 2005 related to the issuance of Restricted Stock Units (“RSUs”) under the LTIP. Under the LTIP, certain eligible plan participants were granted RSUs related to the 2006-2008 performance period. The RSU share-based compensation cost was valued at $7.9 million at January 1, 2006 using the weighted average grant date fair value of $18.27. We expensed $4.8 million during 2006 with no comparable expense during 2005. The unrecognized share-based compensation cost of $3.1 million at December 31, 2006 will be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008. There was no such expense in 2005.

Current and deferred incentive compensation also includes the expense of Performance Shares issued under the LTIP. For 2006, the LTIP Performance Shares expense relates to the 2006-2008 period only because during the third quarter of 2005, accrued incentive compensation liabilities were reversed as a result of the effect that the 2005 catastrophes had on our results. We have accrued the estimated LTIP Performance Shares expense based on an estimated harvest ratio of 100%. Our 2006 results reflect an estimated 0% harvest ratio for the 2004-2006 and 2005-2007 performance periods.

During the first quarter of 2005, all outstanding share options were converted into restricted and unrestricted common voting shares. There have been no share options outstanding during 2006.

Net Investment Income

	Years Ended December 31,
	2006	2005	2004
	($ in millions)

Net investment income(1)	$125.8	$87.1	$69.1
Accretion (amortization) of premium/(discount) on bonds	$5.1	$8.0	$14.6
Investment management, accounting and custodian fees	$5.4	$3.5	$2.6

(1)	Includes $16.6 million in interest income related to the collateralized property catastrophe retrocessional business for the year ended December 31, 2006.

A portion of investment management fees incurred related to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our founding members and formerly a major shareholder. These fees were $2.1 million, $2.9 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The fees for White Mountains Advisors LLC have declined for the 2006 period as compared to 2005 as we have engaged other investment managers to manage certain aspects of our investment portfolio. Overall, investment management fees are higher for 2006 as compared to 2005 and also to 2004 due to the greater average size of the portfolio under management and the mix of investments during the period. The fees will vary as our mix of investments changes. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party.

Based on the weighted average monthly investments held, and including net unrealized gains (losses), and foreign exchange gains (losses) on investments, the total investment returns were as follows:

	Years Ended December 31,
			]
	2006	2005	2004

Total investment return	6.7%	2.1%	3.4%
Weighted average investment portfolio balance (in millions)	$3,076	$2,576	$2,486

Our total investment return increased in 2006 compared to 2005. This increase resulted primarily from two factors. First, in 2006 we held a greater proportion of equity and convertible bond investments compared with 2005, which generated a higher return. Second, in 2006, foreign denominated securities have experienced a favorable investment return due to the weakening of the U.S. dollar. The size of the investment portfolio and related investment income has and will continue to be affected by the payment of claims related to the 2005 hurricanes. We have paid out a substantial amount of claims to date and will continue to do so during 2007. This drawdown has to an extent been offset by additional capital raised by issuing junior subordinated debt securities during the first quarter of 2006, as well as the raising of $100.0 million of common equity during the second quarter of 2006 and net income. In addition, Blue Ocean raised $75.0 million in long-term debt during the fourth quarter of 2006, increasing the level of the investment portfolio.

In 2005, our investment return decreased compared with the same period in 2004. This was principally a result of the overall market movement in bond prices during each respective period. In addition, the level of the investment portfolio and related investment income was affected by the special dividend we declared on February 25, 2005 of $387.7 million.

Net paid claims were $756.9 million, $489.3 million and $192.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We expect our investment income will remain at approximately 2006 levels during 2007.

	Years Ended December 31,
	2006	2005	2004
	($ in millions)

Proceeds from sales of available for sale securities	$1,967.9	$2,112.1	$1,135.2
Gross realized losses — other than temporary impairment —
fixed maturities	$14.3	$5.8	$—
Gross realized losses — other than temporary impairment —
equity investments	$5.5	$1.3	$0.1
Aggregate fair value of securities in unrealized loss position	$1,277.0	$1,807.2	$1,354.0
Aggregate fair value of securities in unrealized loss position
(> 12 months)	$839.5	$491.1	$8.3

We believe that the gross unrealized losses relating to our fixed maturity investments at December 31, 2006, 2005 and 2004 of $13.9 million, $33.3 million and $11.1 million, respectively, resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because we have the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. We also believe that the gross unrealized losses relating to our equity portfolio of $0.6 million, $2.0 million and $0.1 million at December 31, 2006, 2005 and 2004, respectively, are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.

Because we provide short-tail reinsurance and insurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises, corporate debt securities and mortgage-backed and asset-backed securities. However, we do invest in equities to a degree as we believe the returns will be higher over time.

Financing Expense

	Years Ended
	December 31,
	2006	2005	2004
	($ in millions)

Interest — Senior Notes	$15.4	$15.4	$15.4
Interest on trust preferred securities	8.6	—	—
Fees — letter of credit facilities	3.3	1.6	1.7
Interest — Long-term debt Blue Ocean	0.5	—	—
Fees — trust preferred securities	0.4	—	—
Other	—	0.8	0.4

Total Financing Expense	$28.2	$17.8	$17.5

Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section below.

We paid interest expense related to the Senior Notes during each of the years ended December 31, 2006, 2005 and 2004 of $15.4 million. This amount is the same for all periods as the Senior Notes bear a fixed interest rate of 6.125%.

Other Income

	Years Ended
	December 31,
	2006	2005	2004
	($ in millions)

Rockridge ceding and incentive fees & equity earnings	$3.3	$0.8	$—
Catastrophe Bond Total Rate of Return Swap Facility	1.3	—	—
Advanced funds interest	4.9	—	—

Total Other Income	$9.5	$0.8	$—

Rockridge ceding commission and incentive fee income are recorded pursuant to our agreement with West End Capital Management (Bermuda) Ltd. related to our investment in Rockridge. As Rockridge has ceased operations we will not be receiving any ceding or incentive fees in 2007. Interest on funds advanced represents interest earned on funds advanced to ceding companies to cover losses in accordance with contract terms. Catastrophe Bond Total Rate of Return Swap Facility fees represent net contract payments on the swap facility and the unrealized gain (loss) on the outstanding facilities at December 31, 2006.

In June 2006, the Company entered into a $100.0 million Catastrophe Bond Total Rate of Return Swap Facility (the “Facility”) with Bank of America. Under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, Facility transactions are accounted for as derivative transactions. Under the Facility, the Company receives contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The quarterly net contract payments are included in other income. The difference between the notional capital amounts of the cat bonds and their market values will be marked to market as realized investment gains/losses over the terms of the swap agreements. The Company’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which equals the amount of the facility utilized, after adjustments for credit quality. As at December 31, 2006, the Company had entered into seven cat bond total rate of return swap transactions with a combined notional capital amount of $48.7 million.

Other Operating Expense

	Years Ended
	December 31,
	2006	2005	2004
	($ in millions)

Contract payments — catastrophe bond	$11.9	$—	$—
Fees — set-up catastrophe bond	1.9	—	—

Total Other Operating Expense	$13.8	$—	$—

Contract payments expensed in relation to the fully-collateralized counterparty agreement with Champlain Limited are calculated at 12.75% plus 8 basis points per annum on the first tranche and 13.5% plus 8 basis points on the second tranche and are payable quarterly. The set-up fees above are non-recurring.

Net Realized Gains (Losses) on Investments

	Years Ended December 31,
	2006	2005(1)	2004
	($ in millions)

Rated Reinsurance and Insurance Business — Available-For-Sale
Net realized gains — available-for-sale fixed maturities and equity investments	$13.2	$48.7	$7.1
Other than temporary impairment — fixed maturities	(4.7)	(5.8)	—
Other than temporary impairment — equity investments	(2.4)	(1.3)	0.1
Collateralized Property Catastrophe Retrocessional Business — Trading
Net realized losses — fixed maturities	(1.7)	—
Net unrealized gains (losses) — fixed maturities	(0.4)	—

	—	—

Net realized gains (losses)	$4.0	$41.6	$7.2

(1)	During the year ended December 31, 2005 net realized gains from the sale of available-for sale fixed maturities and equity investments included $44.5 million in realized gains from the sales of Aspen shares.

	Years Ended December 31,
	2006	2005	2004
		($ in millions)

Proceeds from sales and maturities of available-for-sale securities	$1,967.9	$2,112.1	$1,135.2
Aggregate fair value of securities in unrealized loss position, available-for-sale	$1,277.0	$1,807.2	$1,354.0
Aggregate fair value of securities in unrealized loss position, available-for-sale (>12 months)	$840.0	$491.1	$8.3

Minority Interest

Minority interest represents the minority shareholders interest of Blue Ocean’s income (loss) for the years ended December 31, 2006 and 2005.

Financial Condition and Liquidity

We are a holding company and conduct no operations of our own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail in Item 1, “Business” of this filing. We currently have in place a regular dividend of $0.075 per common voting share and warrant per quarter. However, the Companies Act limits our ability to pay dividends to shareholders. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

Capital Resources

Our shareholders’ equity at December 31, 2006 was $1,492.9 million, which is net of an accumulated deficit of $376.0 million. Our capital base has increased by $435.2 million since December 31, 2005, mainly as a result of retained earnings for period to date plus an increase in capital of $100.0 million from the issuance of common shares. In addition, we issued $103.0 million of subordinated debt in January 2006 and Blue Ocean issued

$75.0 million of debt in November 2006. Our contractual obligations and commitments are set out below as at December 31, 2006.

Contractual Obligations and Commitments

		Due in	Due in 1-		Due in
		Less than	3 Years	Due in 3-	More than
	Total	1 Year	($ in thousands)	5 Years	5 Years

Debt:
Senior Notes	$351,482	$15,313	$30,625	$30,625	$274,919
Junior Subordinated Debt Securities	350,222	8,550	17,100	17,100	307,472
Long-Term Debt	84,130	5,490	78,640	—	—
Gross loss and loss adjustment expense reserves	1,089,235	518,388	355,668	138,010	77,169
Letter of credit fees	3,229	3,229	—	—	—
Catastrophe bond fees	23,567	11,767	11,800	—	—
Operating leases	34,209	4,401	7,469	6,677	15,662
Total	$1,936,074	$567,138	$501,302	$192,412	$675,222

Senior Notes

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

Junior Subordinated Debt Securities

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

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million (the “Debentures”). Our net proceeds of $99.5 million from the sale of the Debentures to Montpelier Capital Trust III, after the deduction of approximately $0.5 million of commissions paid to the placement agents in the transaction and approximately $3.1 million representing our investment in Montpelier Capital Trust III, have been used to fund ongoing reinsurance operations and for general working capital purposes. We incurred interest expense related to the Debentures for the year ended December 31, 2006 of $8.6 million, none of which was payable at December 31, 2006.

Blue Ocean Long-Term Debt

On November 29, 2006, Blue Ocean obtained a secured long-term loan from a syndicate of lenders. The loan has an initial maturity date of February 28, 2008, however, Blue Ocean may extend the maturity date up to August 29, 2008. The loan bears interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points, which may be increased to 400 basis points, depending on certain conditions.

Gross Loss and Loss Adjustment Expenses

The table above includes the estimated timing of the payment of estimated future cash flows for gross loss and loss adjustment expenses based on our best estimate of obligations to pay policyholders at December 31, 2006. The amount and timing of the cash flows are uncertain and do not have contractual payout terms. Due to the short-tail nature of our business, we expect that gross and net loss and loss adjustment expenses generally will be settled during the time period in which they are incurred. For a discussion of these uncertainties refer to the Loss and Loss Adjustment Expense Reserves section above. These estimated obligations will be funded through existing cash and investments.

Letter of Credit Fees

Letter of credit fees relate to letters of credit issued to clients as described in Letter of Credit Facilities below.

Catastrophe Bond Fees

Effective December 30, 2005, we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. We acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction. Paragraph 10 (e) of FAS 133 exempts weather derivatives from the fair value requirements of that Statement. For accounting guidance, we followed the provisions of EITF Abstract 99-2, “Accounting for Weather Derivatives,” which addresses non- exchange traded contracts indexed to climatic or geological variables. This abstract specifies that weather derivatives should be accounted for at fair value if these contracts are “entered into under trading or speculative activities.” As we entered into the transactions to mitigate our exposure to assumed reinsurance losses rather than for trading activity, the weather derivatives have been measured by applying the “intrinsic value method” as required by the Abstract. Our application of this method results in a $nil value adjustment in the absence of an industry loss event triggering recovery. Should an industry loss event triggering a recovery occur, our application of the intrinsic value method results in the present value of the expected ultimate recovery being recorded. Contract payments in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the coverage provided by the first tranche and 13.5% plus 8 basis points on the coverage provided by the second tranche. These costs are expensed as they are incurred and are included in other operating expenses.

Operating Leases

Operating leases relate to leases on premises and equipment.

Other Contractual Obligations and Commitments

On May 25, 2006 we entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006 and the second purchase of 3,448,276 common shares closed on June 28, 2006. The net proceeds after deducting estimated offering expenses of $0.8 million was approximately $99.2 million, which was used for general corporate purposes.

On July 31, 2006 we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the potential future sale of an indeterminate amount of debt, trust preferred and/or equity securities. We cannot assure you that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.

Forward Sale Agreements and Share Issuance Agreement

On May 31, 2006, we entered into two equity forward sale agreements under which we will sell (subject to the Company’s right to cash settle or net share settle such agreements) an aggregate of between 9,796,388 and 15,694,800 common shares to an affiliate of Credit Suisse Securities (USA) LLC (the “forward counterparty”) in exchange for proceeds of approximately $180 million (subject to prior prepayment and assuming no subsequent repayment pursuant to the terms of such agreements).

On May 31, 2006, the forward counterparty sold 6,800,000 common shares in a public offering at $15.05 per share in order to hedge its position under the forward sale agreements. Subsequent to such initial sale, in connection with the forward sale agreements, the forward counterparty has sold a total of 8,894,800 additional common shares.

Each forward sale agreement is composed of twenty equal components. Subject to our right (a) in the case of the first forward sale agreement, to elect physical, cash, modified physical or net share settlement with respect to all of or a portion of all of the components of such forward sale agreement or (b) in the case of the second forward sale agreement, to elect cash or net share settlement with respect to all of or a portion of all of the components of either forward sale agreement, or in the case of either forward sale agreement, to terminate early, or accelerate settlement of any component of such forward sale agreement, (x) the first forward sale agreement will be subject to physical settlement and (y) the second forward sale agreement will be subject to physical settlement (if the closing price of our common shares on the valuation date for the relevant component is less than or equal to $19.465 per share), modified physical settlement (if the closing price of our common shares on the valuation date for the relevant component is less than or equal to $23.465 per share) or a combination thereof in the proportions set forth in such forward sale agreement (if the closing price of our common shares on the valuation date for the relevant component is greater than $19.465 per share and less than $23.465 per share), by issuance of the requisite number of our common shares,over a twenty business day period beginning March 8, 2007 (in the case of the first forward sale agreement) and March 6, 2008 (in the case of the second forward sale agreement), with each day in each such period relating to a single component.

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

(2) if such volume-weighted average price is greater than the relevant forward floor price, but less than $18.465, in the case of the first forward sale agreement, or $18.375 in the case of the second forward sale agreement (the “forward cap price” for that forward sale agreement), the relevant forward floor price, divided by such volume-weighted average price, multiplied by the number of shares underlying such component; and

(3) if such volume-weighted average price is greater than or equal to the relevant forward cap price, (a) in the case of the first forward sale agreement, (x) the relevant forward floor price, plus such volume-weighted average price, minus the relevant forward cap price, divided by (y) such volume-weighted average price, multiplied by (z) the number of shares underlying such component; and (b) in the case of the second forward sale agreement, 61.2245% of the number of shares underlying such component, and, assuming we have not previously elected prepayment with respect to such component (or have subsequently repaid such prepayment), the forward counterparty will pay us an amount of cash equal to the forward floor price, multiplied by the number of common shares underlying such component.

Upon modified physical settlement of any component of the second forward sale agreement, we will issue to the forward counterparty 388,740 common shares (the maximum number of shares underlying such component) and the forward counterparty will pay us an amount of cash equal to:

•	if the volume-weighted average price of our common shares on the valuation date for such component, calculated pursuant to the agreement, is less than or equal to the forward floor price, $4,567,695 (which is the forward floor price multiplied by the maximum number of common shares underlying such component);

•	if such volume-weighted average price is greater than the forward floor price but less than the forward cap price, such volume-weighted average price multiplied by the maximum number of shares underlying such component; and

•	if such volume-weighted average price is greater than or equal to the forward cap price, $7,178,084 (which is the forward cap price multiplied by the maximum number of shares underlying such component).

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

As at December 31, 2006, under the terms of the share issuance agreement, we had issued 15,694,800 common shares for their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, we believe that under U.S. GAAP currently in effect, the share issuance agreement has no impact on basic earnings per share. However, as the Company’s share price exceeded the forward cap price at December 31, 2006, the forward sale agreements have an impact on diluted earnings per share. In order to incorporate the forward sale agreements into the calculation of fully converted book value per share, we assumed settlement at the market price at December 31, 2006. However, as the incorporation of the forward sale agreements in this manner would be accretive to fully converted book value per share as the proceeds received per share would exceed the book value per share, the transactions have been excluded from this calculation.

Letter of Credit Facilities

As neither Montpelier Re nor Blue Ocean Re is an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re and Blue Ocean Re to provide letters of credit to clients.

The following table details the Company’s, Montpelier Re’s and Blue Ocean Re’s letter of credit facilities as at December 31, 2006 (in thousands):

	Credit Line	Usage	Expiry Date

Secured operational LOC facility — syndicated facility Tranche B	$225.0	$200.0	Aug. 2010
Syndicated 5-Year facility	$500.0	$83.9	Jun. 2011
Syndicated 364 Day facility	$500.0	$329.3	Jun. 2007
Bilateral facility A	$100.0	$70.6	N/A
Blue Ocean Re — Bank of New York	$250.0	$50.0	N/A
Blue Ocean Re — Merrill Lynch	$50.0	$20.0	May 2007

All of the Company’s, Montpelier Re’s and Blue Ocean Re’s credit facilities are used for general corporate purposes.

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

All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit. As at December 31, 2006 and 2005, the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities are secured by cash and investments.

Effective January 10, 2006, Blue Ocean Re entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75.0 million. The facility was revised on May 15, 2006 to $250.0 million. Letters of credit issued under this facility are secured by cash and investments pledged to The Bank of New York. If Blue Ocean Re fails to maintain sufficient collateral, and in certain other circumstances, the lenders could declare a default and begin exercising remedies against the collateral and Blue Ocean Re would not be able to request the issuance of additional letters of credit under this facility.

In addition, effective November 29, 2006, Blue Ocean Re entered into a Letter of Credit Reimbursement agreement with Merrill Lynch International Bank Ltd. in an amount of $50 million. This facility is guaranteed by Blue Ocean Re Holdings Ltd. and is not secured by cash and investments. If Blue Ocean Re fails to maintain capital in a minimum specified amount relative to its insurance risks, and in certain other circumstances, the lender could declare a default and begin exercising remedies against the collateral and Blue Ocean Re would not be able to request the issuance of additional letters of credit under this facility. As at December 31, 2006 Blue Ocean Re was in compliance with all covenants under both facilities.

We expect these letter of credit facilities to be sufficient to support Montpelier Re’s and Blue Ocean Re’s estimated obligations for the next 12 months in the absence of another very major catastrophe.

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the years ended December 31, 2006 and 2005, Montpelier Re satisfied these requirements.

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

Trust Agreements

As Blue Ocean Re writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at December 31, 2006, restricted assets associated with the trust funds consisted of cash of $35.5 million and fixed maturities of $335.6 million.

Ratings

The following are Montpelier Re’s current financial strength ratings from internationally recognized rating agencies:

Financial
Rating Agency	Strength Rating

A.M. Best	A-	Excellent (Stable outlook	)
Standard & Poor’s	A-	Strong (Negative outlook	)
Moody’s Investor Services	Baa1	Adequate (Stable outlook	)

Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. On December 15, 2006, A.M. Best changed our outlook from negative to stable. In the event that we are downgraded below A- by Standard & Poor’s or A.M. Best, we believe our ability to write business would be adversely affected. In the normal course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings.

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

Off-Balance Sheet Arrangements

With the exception of the off-balance sheet arrangements which include the derivative catastrophe bond transaction with Champlain Limited, the Catastrophe Bond Total Rate of Return Swap Facility, the forward sale agreements, the foreign currency exchange contracts and the related share issuance agreement, all of which are described above, we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

Investments

The table below shows the aggregate amounts of investments comprising our portfolio of invested assets:

	Years Ended December 31,
	2006	2005
	($ in thousands)

Fixed maturities, available for sale, at fair value	$2,167,011	$2,307,054
Fixed maturities, trading, at fair value	340,406	—
Equity investments, available for sale, at fair value	203,146	113,553
Other investments, at estimated fair value	27,127	31,569
Cash and cash equivalents, unrestricted	313,093	450,146
Cash and cash equivalents, restricted	35,512	—

Total Invested Assets	$3,086,295	$2,902,322

Because a significant portion of our contracts provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with significant liquidity, which means that our investment portfolio contains a significant amount of relatively short term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities. Approximately $35.5 million of cash and cash equivalents and $340.4 million of fixed maturity investments relate to Blue Ocean, which Blue Ocean holds on a trading basis. In addition, we invest a portion of the portfolio in equities to enhance our expected returns.

The market value of our portfolio of fixed maturity investments, available for sale, is comprised of the following:

	Years Ended
	December 31,
	2006	2005
	($ in thousands)

U.S. government securities	$250,349	$298,563
U.S. government-sponsored enterprises securities	580,489	596,631
Corporate debt securities	543,423	750,477
Mortgage-backed and asset-backed securities	771,021	632,569
Non U.S. government securities	21,729	28,814

Total fixed maturity investments	$2,167,011	$2,307,054

The market value of our portfolio of fixed maturity investments, trading, is comprised of the following:

	Years ended December 31,
	2006	2005
	($ in thousands)

U.S. government securities	$177,678	$—
U.S. government-sponsored enterprises securities	73,463	—
Corporate debt securities	85,268	—
Mortgage-backed and asset-backed securities	3,997	—

Total fixed maturity investments	$340,406	$—

Substantially all of the fixed maturity investments we currently hold were publicly traded at December 31, 2006. Based on the weighted average monthly investments held, and including net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances, our total return for the year ended December 31, 2006 was 6.7%. The average duration of our fixed maturity portfolio was 1.4 years and the average rating of the portfolio was AA+ at December 31, 2006. If the right conditions arise in 2006, we may deploy further capital in strategic investments or investment classes other than existing classes. We are currently considering the early adoption of certain accounting pronouncements that would result in the reclassification of our fixed maturity and equity investments from available for sale to trading.

On August 2, 2004, we invested an aggregate of $20.0 million as part of an investor group, which included one of our major shareholders, acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value at December 31, 2006 of $23.9 million based on reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.

On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge, a Cayman formed reinsurance company, was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail risks principally from Montpelier Re. During December 2006, Rockridge ceased operations and returned 97% of capital to investors and the unearned premium to Montpelier. It is anticipated that the remaining capital will be returned to investors during the first six months of 2007 when Rockridge is formally dissolved.

Cash Flows

In the year ended December 31, 2006, we incurred an operating net cash outflow of $568.5 million, primarily resulting from net paid losses of $756.9 million, offset somewhat by premiums received net of acquisition costs. As at December 31, 2006, we had cash and cash equivalents of $348.6 million of which $35.5 million was restricted.

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

The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $3,086.3 million as of December 31, 2006, compared to $2,902.3 million at December 31, 2005. The primary cause of this increase was as a result of the receipt of $602.9 million in premiums net of acquisition costs, the net proceeds of $99.5 million from the issuance of junior subordinated debt securities related to our trust preferred securities, the net proceeds of $99.1 million from the issuance of 6,896,552 common shares and net investment income of $125.8 million, offset by the payment of dividends of $30.0 million, the payment of net claims of $756.9 million and the increase in net unrealized gains on investments of $58.5 million. Included in cash and cash equivalents and fixed maturities is $159.9 million and $340.4 million, respectively, related to Blue Ocean.

For the period from inception until December 31, 2006, we have had sufficient resources to meet our liquidity requirements. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned capital to shareholders in the form of dividends or share repurchases under certain circumstances. We may take additional capital management measures in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to four types of market risk: interest rate risk, foreign currency risk, credit risk and equity price risk.

Our investment guidelines permit, subject to approval by our Board of Directors, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. We have entered into four derivative transactions as at December 31, 2006, being the catastrophe bond protection purchased from Champlain Limited, the Catastrophe Bond Total Rate of Return Swap Facility, the forward sale agreements and the related share issuance agreement and foreign currency forward contracts.

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

As of December 31, 2006, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 1.47% or approximately $32.0 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.48% or approximately $32.4 million.

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

As of December 31, 2006, we held $775.0 million, or 28.3% of our total invested assets, in mortgage-related securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. Given the proportion that these securities comprise of the overall portfolio, and the current low interest rate environment, prepayment risk is not considered significant at this time.

As of December 31, 2005, we held $632.6 million, or 21.8% of our total invested assets, in mortgage-related securities.

Foreign Currency Risk.  A portion of our business is reinsuring or insuring risks, receiving premiums and paying losses in foreign currencies. We also maintain a portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the rates of these currencies. In the event of a significant loss event which requires settlement in a foreign currency, we use forward foreign currency exchange contracts or investments in non-dollar denominated securities in an effort to hedge against movements in the value of foreign currencies relative to the United States dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At December 31, 2006 we were party to outstanding forward foreign currency exchange contracts having a notional exposure of $64.6 million ($Nil at December 31, 2005). Our foreign currency contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During 2006 we recorded unrealized loss of $0.1 million on our foreign currency forward contracts related to our underwriting operations. In addition, we also owned investments in non-dollar denominated securities. A third party also manages a portfolio of our global common equities and we currently do not hedge the non-dollar exposures in this portfolio.

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

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed maturity investments. In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Substantially all of our fixed maturity investments were publicly traded at December 31, 2006, and 99.2% were investment grade. At December 31, 2005 all of our fixed maturity investments were publicly traded and 98.9% were investment grade.

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

We have established disclosure controls and procedures designed to ensure that information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of management and the Board of Directors. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of December 31, 2006 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in internal controls.

During the fourth quarter of 2006, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

3.	Exhibits

(b)  Exhibits

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).
10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).

Exhibit
Number	Description of Document

10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).
10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.12	Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).
10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).
10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).
10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).
10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).
10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

Exhibit
Number	Description of Document

10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).
10.26	Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders named therein, Bank of America, N.A., as Administrative Agent, and the other agents named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2005).
10.27	Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).
10.28	Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).
10.29	Montpelier Re Holdings Ltd. 2006 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2005).
10.30	Purchase Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2006).
10.31	Registration Rights Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2006).
10.32	Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006).
10.33	Amendment to the Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007).
10.34	Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2006).
10.35	Share Issuance Agreement, among Montpelier Re Holdings Ltd., Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 2, 2006).
10.36	Amended and Restated Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2006).
10.37	First Amendment to the Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Reinsurance Ltd., Montpelier Re Holdings Ltd., the various financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2006).

Exhibit
Number	Description of Document

10.38	Separation Agreement, dated as of October 1, 2006, between C. Russell Fletcher III, and Montpelier Reinsurance Ltd., (incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2006).
21.1	Subsidiaries of the Registrant, filed with this report.
23.1	Consent of PricewaterhouseCoopers, filed with this report.
31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

(c) See (a) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Hamilton, Bermuda, on the 1st day of March, 2007.

Montpelier Re Holdings Ltd.
(Registrant)

By:	/s/ Anthony Taylor
Name: Anthony Taylor

Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Anthony Taylor, Thomas G. S. Busher, Christopher L. Harris, Kernan V. Oberting, and Jonathan B. Kim, and each of them, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 1st day of March, 2007.

Signature	Title

/s/ Anthony Taylor Anthony Taylor	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kernan V. Oberting Kernan V. Oberting	Chief Financial Officer (Principal Financial Officer)

/s/ Neil W. Greenspan Neil W. Greenspan	Chief Accounting Officer (Principal Accounting Officer)

/s/ Morgan W. Davis Morgan W. Davis	Director

/s/ Clement S. Dwyer Jr. Clement S. Dwyer Jr.	Director

/s/ Allan W. Fulkerson Allan W. Fulkerson	Director

/s/ K. Thomas Kemp K. Thomas Kemp	Director

/s/ Wilbur L. Ross, Jr. Wilbur L. Ross, Jr.	Director

/s/ Raymond M. Salter Raymond M. Salter	Director

/s/ John F. Shettle, Jr. John F. Shettle, Jr.	Director

/s/ Candace L. Straight Candace L. Straight	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:

We have completed integrated audits of Montpelier Re Holdings Ltd.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd, and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this filing, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the Company’s internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers
PricewaterhouseCoopers

Hamilton, Bermuda
March 1, 2007

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS
As at December 31, 2006 and 2005
(Expressed in thousands of United States Dollars, except share amounts)

	2006	2005

ASSETS
Fixed maturities, at fair value:
Available-for-sale (amortized cost: 2006 — $2,167,161; 2005 — $2,334,314)	$2,167,011	$2,307,054
Trading (cost: 2006 — $340,799; 2005 — $Nil)	340,406	—
Equity investments, at fair value (cost: 2006 — $157,540, 2005 — $96,982)	203,146	113,553
Other investments, at estimated fair value (cost: 2006 — $23,093; 2005 — $30,000)	27,127	31,569

Total investments	2,737,690	2,452,176
Cash and cash equivalents	313,093	450,146
Restricted cash	35,512	—
Unearned premium ceded	44,511	83,777
Premiums receivable	171,690	270,947
Securities lending collateral	315,663	315,591
Investment trades pending	134	4,747
Funds withheld	1,473	1,456
Deferred acquisition costs	30,297	53,445
Reinsurance receivable on paid losses	7,749	55,570
Reinsurance recoverable on unpaid losses	197,303	305,745
Accrued investment income	22,624	22,087
Other assets	21,017	44,019

Total Assets	$3,898,756	$4,059,706

LIABILITIES
Loss and loss adjustment expense reserves	1,089,235	1,781,940
Unearned premium	219,166	262,850
Reinsurance balances payable	77,222	205,094
Securities lending payable	315,663	315,591
Debt	427,298	249,084
Accounts payable, accrued expenses and other liabilities	29,924	16,374
Dividends payable	8,955	7,226

Total Liabilities	2,167,463	2,838,159

Minority Interest — Blue Ocean preferred shares	61,586	54,166
Minority Interest — Blue Ocean common shares	176,792	109,722

Total Minority Interest	238,378	163,888

Commitments and Contingent Liabilities (Note 14)	—	—

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2006; 111,775,682 shares (2005 — 89,178,490 )	186	149
Additional paid-in capital	1,819,220	1,714,904
Accumulated other comprehensive income (loss)	49,555	(9,081)
Retained deficit	(376,046)	(648,313)

Total Shareholders’ Equity	1,492,915	1,057,659

Total Liabilities, Minority Interest and Shareholders’ Equity	$3,898,756	$4,059,706

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States Dollars, except share amounts)

	2006	2005	2004

REVENUES
Gross premiums written	$727,518	$978,730	$837,051
Reinsurance premiums ceded	(148,872)	(221,735)	(87,735)

Net premiums written	578,646	756,995	749,316
Change in net unearned premiums	4,418	91,491	38,199

Net premiums earned	583,064	848,486	787,515
Net investment income	125,818	87,005	69,072
Net realized gains on investments	3,979	41,605	7,248
Net foreign exchange gains (losses)	13,279	(10,039)	6,999
Other income	9,567	806	—

Total Revenues	735,707	967,863	870,834

EXPENSES
Loss and loss adjustment expenses	172,649	1,510,701	404,802
Acquisition costs	112,811	166,271	152,779
General and administrative expenses	66,037	25,943	55,294
Financing expense	28,235	17,827	17,534
Other operating expense	13,743	—	—

Total Expenses	393,475	1,720,742	630,409

Income (loss) before minority interest and taxes	342,232	(752,879)	240,425

Minority interest (income) expense — Blue Ocean	(39,316)	13	—
Income tax expense	56	36	144

NET INCOME (LOSS)	$302,860	$(752,902)	$240,281

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$302,860	$(752,902)	$240,281
Other comprehensive income (loss)	58,636	(64,175)	1,363

Comprehensive income (loss)	$361,496	$(817,077)	$241,644

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	108,899,581	71,757,651	62,633,467
Diluted	109,405,435	71,757,651	67,706,972
Basic earnings (loss) per common share	$3.25	$(10.49)	$3.84

Diluted earnings (loss) per common share	$3.23	$(10.49)	$3.55

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States Dollars)

	2006	2005	2004

Common voting shares
Balance — beginning of year	$149	$104	$106
Issue of common shares	37	45	1
Repurchase of common shares	—	—	(3)

Balance — end of year	186	149	104

Additional paid-in-capital
Balance — beginning of year	1,714,904	1,111,735	1,130,305
Issue of common shares	99,989	622,120	10,612
Repurchase of common shares	—	—	(31,487)
Direct equity offering expenses	(767)	(20,423)	—
Compensation recognized under stock option plan	—	1,244	2,305
Share-based compensation	4,833	—	—
Director participation in directors’ share plan	261	228	—

Balance — end of year	1,819,220	1,714,904	1,111,735

Accumulated other comprehensive income (loss)
Balance — beginning of year	(9,081)	55,094	53,731
Net change in unrealized gains (losses) on investments	58,536	(64,110)	1,309
Net change in currency translation adjustments	100	(65)	54

Balance — end of year	49,555	(9,081)	55,094

Retained earnings (deficit)
Balance — beginning of year	(648,313)	585,011	473,563
Net income (loss)	302,860	(752,902)	240,281
Repurchase of common shares	—	—	(33,989)
Dividends on common shares	(30,593)	(480,422)	(94,844)

Balance — end of year	(376,046)	(648,313)	585,011

Total Shareholders’ Equity	$1,492,915	$1,057,659	$1,751,944

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States Dollars)

	2006	2005	2004

Cash flows (used in) provided by operating activities:
Net income (loss)	$302,860	$(752,902)	$240,281
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	3,896	7,995	14,640
Depreciation	1,317	1,365	1,808
Equity in earnings of other ventures	(1,006)	(42)	—
Share-based compensation	4,833	—	—
Compensation recognized under stock option plan	—	1,244	2,305
Net realized gains on available-for-sale investments	(6,107)	(41,605)	(7,248)
Net realized foreign exchange (gains) losses on investments	(2,147)	1,136	472
Net foreign exchange (gains) losses on cash and cash equivalents	(7,935)	3,125	(4,440)
Net realized losses on trading portfolio	1,736	—	—
Net unrealized losses on trading portfolio	393	—	—
Net unrealized gain on derivatives	(122)	—	—
Net realized loss (gain) on disposal of equipment	51	—	(68)
Amortization of deferred financing costs	75	—	—
Accretion of Senior Notes	121	121	120
Change in:
Unearned premium ceded	39,266	(66,795)	(7,072)
Premiums receivable	99,257	(97,184)	34,138
Restricted cash	(35,512)	—	—
Funds withheld	(16)	3,674	(1,406)
Deferred acquisition costs	23,148	5,586	786
Reinsurance receivable on paid losses	47,821	(55,570)	—
Reinsurance recoverable on unpaid losses	108,442	(211,045)	(86,973)
Accrued investment income	(537)	1,735	(3,156)
Other assets	4,702	(9,249)	496
Loss and loss adjustment expense reserves	(692,705)	1,232,399	299,750
Unearned premium	(43,684)	(24,696)	(31,127)
Reinsurance balances payable	(127,872)	130,185	49,974
Accounts payable, accrued expenses and other liabilities	13,549	(24,238)	12,388
Minority interest in undistributed net income (loss) of Blue Ocean	39,316	(13)	—
Purchases of trading securities	(746,713)	—	—
Proceeds from sale of trading securities	405,013	—	—
Other	97	(66)	54

Net cash (used in) provided by operating activities	(568,462)	105,160	515,722

Cash flows provided by (used in) investing activities:
Purchases of fixed maturities — available-for-sale	(1,739,270)	(2,008,785)	(1,501,642)
Purchases of equity investments	(102,875)	(93,880)	(10,338)
Purchases of other investments	(1,280)	(10,000)	(20,000)
Proceeds from sale of fixed maturities — available-for-sale	1,501,617	1,447,665	590,276
Proceeds from maturity of fixed maturities — available-for-sale	400,602	517,240	533,134
Proceeds from sale of equity investments	65,711	147,196	11,769
Investment of securities lending collateral	(72)	105,265	(66,332)
Purchase of equipment	(11,432)	(963)	(2,993)
Sale of equipment	1,132	—	759

Net cash provided by (used in) investing activities	114,133	103,738	(465,367)

Cash flows provided by (used in) provided by financing activities:
Net proceeds from minority interest	66,455	133,901	—
Issue of common shares, net	100,287	622,393	10,612
Repurchase of common shares	—	—	(65,476)
Securities lending collateral received	72	(105,265)	66,332
Direct equity offering expenses	(767)	(20,423)	—
Dividends paid	(30,041)	(496,809)	(95,274)
Proceeds from issuance of junior subordinated debt securities	100,000	—	—
Proceeds from issuance of long-term debt	73,335	—	—

Net cash provided by (used in) financing activities	309,341	133,797	(83,806)
Effects of exchange rate changes on foreign currency cash	7,935	(3,125)	4,440
(Decrease) increase in cash and cash equivalents	(137,053)	339,570	(29,011)

Cash and cash equivalents — Beginning of year	450,146	110,576	139,587

Cash and cash equivalents — End of year	$313,093	$450,146	$110,576

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Expressed in thousands of United States Dollars,
except per share amounts or as where otherwise described)

1.	General

Montpelier Re Holdings Ltd. (the “Company”) was incorporated under the laws of Bermuda on November 14, 2001. The Company, through its principal operating subsidiary Montpelier Reinsurance Ltd. (“Montpelier Re”), is a provider of global property and casualty reinsurance and insurance products. Montpelier Re is incorporated in Bermuda and is registered as a Class 4 insurer under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). On July 23, 2005, the Company incorporated Montpelier Agency Ltd. (“MAL”), another wholly-owned subsidiary, to provide insurance management services. On December 30, 2005, the Company initially invested in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is incorporated in Bermuda and is registered as a Class 3 insurer formed to write property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at December 31, 2006, Montpelier Re beneficially owned 1,077,390 shares, or 42.2% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s preferred shares. Blue Ocean is considered a “variable interest entity” (“VIE”) as defined under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 as amended (“FIN 46R”). Montpelier Re has been determined to be the primary beneficiary and, as a result, Blue Ocean is consolidated into the financial statements of the Company. However, future revisions to Blue Ocean’s capital structure and/or the Company’s operating agreements may lead to different conclusions regarding consolidation in future periods. In addition, on August 24, 2006, the Company incorporated another wholly-owned subsidiary Montpelier Capital Advisors Ltd. (“MCA”), to allow the Company to grow that aspect of its business concerned with the management of insurance risk on behalf of third party capital. MCA has not yet commenced operations.

Montpelier Re has one wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited (“MMSL”). MMSL was incorporated on November 19, 2001, and provides business introduction and other support services to Montpelier Re. A second subsidiary, Montpelier Holdings (Barbados) SRL (“MHB”) was dissolved on July 18, 2006. Previously, MHB was a Barbados registered society with Restricted Liability incorporated on July 25, 2002, and was the registered holder of certain types of securities, including United States equity securities until February 1, 2006 when all securities held by MHB were transferred to the Montpelier Re investment portfolio. Loudoun Re (“Loudoun”) is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during 2004 through the issuance of a surplus note. Under FIN 46R, Loudoun is consolidated into the financial statements of Montpelier Re. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written and earned premium when the Company is notified that the loss event has occurred.

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

Reinsurance Ceded

In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. Ceded premiums are recorded as written during the period in which the risks incept and are expensed ratably over the term of the underlying risk period of the reinsurance contract. For certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against gross premiums written. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from the underlying third party reinsurers.

All of the Company’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance has been purchased to protect the Company against the risk of future losses as opposed to covering losses that have already occurred but have not been paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent the Company has also purchased quota share reinsurance with respect to specific lines of business. The Company also purchases Industry Loss Warranty Policies (“ILWs”) which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

The cost of reinsurance purchased is subject to variability based on a number of factors. Excess of loss reinsurance contracts are generally purchased prior to the time assumed risks are written and accordingly premiums must be estimated when purchasing reinsurance coverage. For these contracts, the deposit premium is defined in the contract wording which is based on the estimated assumed premiums and this is the amount recorded as ceded

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium in the period the coverage incepts. In the majority of cases, the deposit premium paid under these contracts is adjusted at the end of the contract period in order to reflect any change in the premium actually payable in respect of the underlying risks assumed during the contract period. Subsequent adjustments, based on the calculation of the Company’s gross premiums written, are recorded in the period they are determined. To date these adjustments have not been significant. In addition, if there is a loss which pierces the reinsurance cover, the cost of excess of loss reinsurance coverage may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

The cost of quota share reinsurance is initially based on the Company’s estimated gross premium written related to the specific lines of business covered by the reinsurance. As gross premiums are written during the period of coverage, reinsurance premiums ceded are adjusted similarly according to the terms of the quota share agreement.

In addition, the Company has entered into a derivative transaction which provides reinsurance-like protection. As the coverage responds to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses the Company incurs, this transaction is accounted for as a weather derivative in accordance with the guidance in EITF 99-2 and not as a reinsurance transaction.

Reinsurance receivable and recoverable on paid and unpaid loss and loss adjustment expenses includes amounts due from reinsurance companies for paid and unpaid loss and loss adjustment expenses based on contracts in force. For excess of loss reinsurance, in some cases the attachment point and exhaustion of these contracts are based on the amount of the Company’s actual losses incurred from an event or events. In other cases, the estimated recovery is dependent on an amount of industry loss as well as the Company’s own incurred losses.

The recognition of reinsurance recoverable requires two key judgments. The first judgment involves the estimation of the amount of gross losses incurred but not reported (“IBNR”) to be ceded to reinsurers. Ceded IBNR is generally developed as part of the Company’s loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “— Loss and Loss Adjustment Expense Reserves” below). The second judgment relates to the amount of the reinsurance recoverable balance ultimately recoverable from reinsurers due to insolvency, contractual dispute, or other reasons.

The Company records provisions for uncollectible reinsurance recoverable when collection becomes unlikely. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A — or better by A.M. Best. The Company considers reinsurers that are not rated or do not fall within the above rating category on a case-by-case basis. The Company monitors the financial condition and ratings of its reinsurers on an ongoing basis.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings (Loss) Per Share

The calculation of basic earnings (loss) per common share is based on the weighted average number of common shares and excludes any dilutive effects of warrants, options and share equivalents. The calculation of diluted earnings (loss) per common share assumes the exercise of all dilutive warrants, options and share equivalents, using the treasury stock method. Shares outstanding issued under the share issuance agreement discussed in Note 9 are excluded from the calculation of earnings per share and diluted earnings per share, which are discussed in the shareholders’ equity section below. Warrants, options and share equivalents are dilutive in the calculation of diluted earnings (loss) per share when the quoted market value of the Company’s common shares exceeds the strike price of the warrants, options or share equivalents.

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

Variable Interest Entities

The Company has adopted FIN 46R with respect to the investments in Loudoun and Blue Ocean. FIN 46R requires the consolidation of all VIEs by the investor that will absorb the majority of the VIEs’ expected losses or residual returns.

Employee Incentive Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (revised 2004), Share-Based Payment (“FAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The impact of the adoption of FAS 123R did not have a material impact on the Company’s financial statements.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Montpelier Long-Term Incentive Plan (“LTIP”).  Effective January 1, 2005, the Company provides a LTIP to certain key employees, non-employee directors and consultants of the Company and its subsidiaries, whereby an individual is provided with long-term incentive awards, the value of which is based on the Company’s common shares. Awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). If all applicable terms and conditions of the award are satisfied, the participant will be entitled to receive a number of common shares equal to the number of Performance Shares earned, a cash payment in an amount determined by multiplying the fair market value of common shares by the number of Performance Shares earned, or a combination of common shares and cash. Under FAS 123R, the Company recognizes the compensation expense for Performance Shares and RSUs based on the fair value of the award on the date of grant. The compensation expense is recognized over the vesting period of each grant, with a corresponding recognition of the equity expected to be issued in additional paid-in capital.

Performance Unit Plan (the “PUP”).  Prior to December 31, 2004, performance units were granted to executive officers and certain other key employees. The ultimate value of these performance units, which vested at the end of three-year performance periods, was dependent upon the Company’s achievement of specific performance targets over the course of the overlapping three-year periods and the market value of the Company’s shares at the end of the vesting period. Performance units were payable in cash, common shares or a combination of both.

The initial liabilities for both the Performance Shares under the LTIP and the performance units under the PUP are based on the number of awards or units granted, the share price at the grant date, and an assumed 100% harvest ratio and is expensed over the vesting period of the Performance Shares or PUP units granted. At the end of the sixth quarter and every quarter thereafter of each three-year performance period, the Company reassesses the projected results for each three-year performance period and adjusts the accrued LTIP and PUP liability as necessary. The Company recalculates the liability under the LTIP and the PUP as the Company’s financial results evolve and the share price changes and reflects such adjustments in income in the period in which they are determined. Final determination of actual performance and amount of payment is at the sole discretion of the Compensation and Nominating Committee of the Board of Directors.

The RSU share-based compensation cost is valued at the grant date using the number of RSUs granted and the weighted average grant date fair value. This value is expensed over the vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares underlying the RSUs lapse at the end of each respective performance period.

Option Plan.  The Company has adopted FAS 123R. Accordingly, the Company recognizes the compensation expense for share option grants based on the fair value of the award on the date of grant. The compensation expense is recognized over the vesting period of each grant, with a corresponding recognition of the equity expected to be issued in additional paid-in capital.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend equivalents. Participation elections will be made on an annual basis (from Annual General Meeting to Annual General Meeting) and will remain in effect unless revoked. Revocation will be given effect beginning with the next subsequent Annual General Meeting.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 amends FAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, and applies to all entities with available-for-sale and trading securities. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Should the Company adopt this Statement, it will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. In this respect, the adoption of FAS 159 would have a material impact on the Company’s consolidated financial statements. As the Company currently reports unrealized gains and losses associated with the potentially affected items as changes in other comprehensive income, the adoption of FAS 159 would be likely to have a material impact on net income. Additionally, cash flows associated with the potentially affected items would be reflected in cash flows provided by operating activities rather than those provided by investing activities. The FAS 159 fair value option may be applied on an instrument by instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method; it is irrevocable (unless a new election date occurs); and it is applied only to entire instruments and not to portions of instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. Adoption of FAS 157 is a prerequisite for adoption of FAS 159 and the choice to early adopt needs to be made within 120 days of the beginning of the fiscal year of adoption. Should the Company early adopt FAS 157 in the first quarter of 2007, it may choose to also adopt FAS 159 at that time. FAS 159 is to be applied prospectively, unless the Company chooses early adoption, in which case this Statement can be applied retrospectively from the election date. For the period in which FAS 159 is first adopted, the effect of the first remeasurement to fair value shall be recorded as a cumulative-effect adjustment to the opening balance of retained earnings.

The potential election by the Company to early adopt FAS 159 would not impact its accounting treatment applied as at December 31, 2006, with respect to other than temporary impairments.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This statement is effective for fiscal years ending on or after November 15, 2006.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 (“FAS 133”) and 140 (“FAS 140”). This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133, clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement is effective for all financial instruments acquired or issued after January 1, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations. As at December 31, 2006 the Company has not elected to apply the fair value option for any hybrid financial instruments.

In November 2005, the FASB issued FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to finalize the guidance which was initially provided in EITF 03-1, on (1) when an investment is considered impaired, (2) whether that impairment is “other-than-temporary,” (3) how to measure the impairment loss, and (4) disclosures related to impaired securities. Because of concerns about the application of EITF 03-1’s guidance that described whether an impairment is other-than-temporary, the FASB deferred the effective date of that portion of EITF 03-1’s guidance. This FSP now officially nullifies EITF 03-1’s guidance on determining whether an impairment is other-than-temporary, and effectively retains the previous guidance in this area. The FSP generally carries forward EITF 03-1’s guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. The guidance is applicable as of January 1, 2006 and has not had a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections (“FAS 154”), which changes the requirements for the accounting for and reporting of changes in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes the requirements for accounting for, and reporting of, changes in accounting principles. FAS 154 was effective for fiscal years beginning after December 2005.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

The amortized cost, estimated fair value and related gross unrealized gains and losses on our available for sale investment portfolio are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As at December 31, 2006	Cost	Gains	Losses	Fair Value

Fixed maturities:
U.S. government	$251,269	$333	$1,253	$250,349
U.S. government-sponsored enterprises	588,202	34	7,747	580,489
Non U.S. government	22,288	—	559	21,729
Corporate debt securities	531,845	12,042	465	543,422
Mortgage-backed and asset-backed securities	773,557	1,331	3,866	771,022

	2,167,161	13,740	13,890	2,167,011
Equity investments	157,540	46,176	570	203,146

Total	$2,324,701	$59,916	$14,460	$2,370,157

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As at December 31, 2005	Cost	Gains	Losses	Fair Value

Fixed maturities:
U.S. government	$301,901	$241	$3,579	$298,563
U.S. government-sponsored enterprises	607,676	12	11,057	596,631
Non U.S. government	30,484	—	1,670	28,814
Corporate debt securities	757,087	5,690	12,300	750,477
Mortgage-backed and asset-backed securities	637,166	144	4,741	632,569

	2,334,314	6,087	33,347	2,307,054
Equity investments	96,982	18,602	2,031	113,553

Total	$2,431,296	$24,689	$35,378	$2,420,607

The estimated fair value of our trading portfolio is as follows:

Estimated
As at December 31, 2006	Fair Value

Fixed maturities:
U.S. government	$177,678
U.S. government-sponsored enterprises	73,463
Non U.S. government	—
Corporate debt securities	85,268
Mortgage-backed and asset-backed securities	3,997

Total	$340,406

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the composition of the cost or amortized cost of fixed maturities, available for sale, by ratings assigned by rating agencies (Standard & Poor’s Corporation or Moody’s Investor Services) as at December 31,:

	2006		2005
	Cost or		Cost or
	Amortized		Amortized
	Cost	%	Cost	%

Ratings
U.S. government	$251,269	11.7%	$301,901	13.0%
U.S. government-sponsored enterprises	588,202	27.1	607,676	26.0
Non U.S. government	22,288	1.0	30,484	1.3
AAA	748,421	34.5	592,361	25.4
AA	135,878	6.3	119,645	5.1
A	260,819	12.0	284,582	12.2
BBB	142,481	6.6	375,806	16.1
BB	8,701	0.4	7,486	0.3
B	4,712	0.2	2,458	0.1
Other	4,390	0.2	11,915	0.5

	$2,167,161	100%	$2,334,314	100%

The contractual maturities of fixed maturities available for sale are shown below:

	2006		2005
	Cost or		Cost or
	Amortized		Amortized
Years Ended December 31,	Cost	Fair Value	Cost	Fair Value

Due within one year	$319,836	$319,101	$154,983	$152,646
Due after one year through five years	792,554	794,036	1,105,871	1,087,550
Due after five years through ten years	216,772	214,648	399,811	392,392
Due after ten years	64,442	68,204	36,483	41,897
Mortgage-backed and asset-backed securities	773,557	771,022	637,166	632,569

	$2,167,161	$2,167,011	$2,334,314	$2,307,054

Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The analysis of net realized gains and the change in net unrealized gains on investments is as follows:

	Years Ended December 31,
	2006	2005	2004

Gross realized gains on investments — available for sale	$25,883	$63,590	$9,312
Gross realized losses on investments — available for sale	(19,775)	(21,985)	(2,064)
Gross realized gains on trading securities	47	—	—
Gross realized losses on trading securities	(1,783)	—	—
Change in unrealized gains and losses on trading securities	(393)	—	—

Net realized gains (losses) on investments	3,979	41,605	7,248

Net unrealized gains (losses)	58,536	(64,110)	1,309

Total realized and unrealized gains (losses) on investments	$62,515	$(22,505)	$8,557

Net investment income is derived from the following sources:

	Years Ended December 31,
	2006	2005	2004

Fixed maturities	$124,036	$89,980	$82,180
Net amortization of premium/discount	(5,135)	(7,995)	(14,640)
Equity investments	5,477	1,689	1,300
Cash and cash equivalents	6,368	6,238	2,270
Securities lending	468	551	588

	131,214	90,463	71,698
Net investment expenses(1)	(5,396)	(3,458)	(2,626)

	$125,818	$87,005	$69,072

(1)	$2.0 million, $2.9 million and $2.4 million relates to White Mountains Advisors LLC for 2006, 2005 and 2004, respectively.

The following is an analysis of how long each of the available for sale securities held at December 31, 2006 has been in a continued unrealized loss position:

			Equal to or greater
	Less than 12 months		than 12 months
		Gross		Gross
		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses

Fixed Maturities:
U.S. government	$60,378	$468	$113,786	$785
U.S. government-sponsored enterprises	—	—	508,457	7,747
Non U.S. government	—	—	21,729	559
Corporate debt securities	68,731	465	—	—
Mortgage-backed and asset-backed securities	291,222	715	195,549	3,151
Equity investments	16,716	570	—	—

Total available for sale	$437,047	$2,218	$839,521	$12,242

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of how long each of the available for sale securities held at December 31, 2005 had been in a continued unrealized loss position:

			Equal to or Greater
	Less than 12 Months		than 12 Months
		Gross		Gross
		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses

Fixed Maturities:
U.S. government	$117,287	$1,450	$130,051	$2,129
U.S. government-sponsored enterprises	343,517	6,338	232,102	4,719
Non U.S. government	9,367	1,125	19,447	545
Corporate debt securities	405,405	10,184	55,624	2,117
Mortgage-backed and asset-backed securities	425,430	3,632	53,901	1,108
Equity investments	16,856	2,031	—	—

Total available for sale	$1,317,862	$24,760	$491,125	$10,618

	Years Ended December 31,
	2006	2005	2004
	($ in millions)

Proceeds from sales of available for sale securities	$1,967.9	$2,112.1	$1,135.2
Gross realized losses — other than temporary impairment — fixed maturities	$14.3	$5.8	$—
Gross realized losses — other than temporary impairment — equity investments	$5.5	$1.3	$0.1
Aggregate fair value of securities in unrealized loss position, available for sale	$1,277.0	$1,807.2	$1,354.0
Aggregate fair value of securities in unrealized loss position (>12 months), available for sale	$839.5	$491.1	$8.3

The Company believes that the gross unrealized losses relating to the Company’s fixed maturity investments at December 31, 2006, 2005 and 2004 of $13.9 million, $33.3 million and $11.1 million, respectively, resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary because the Company has the intent and ability to retain such investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company also believes that the gross unrealized losses relating to the equity portfolio of $0.6 million, $2.0 million and $0.1 million at December 31, 2006, 2005 and 2004, respectively, are temporary based on an analysis of various factors including the time period during which the individual investment has been in an unrealized loss position and the significance of the decline.

The Company facilities available for the issue of letters of credit as described in Note 6 “Debt and Financing Arrangements”, with a total value of $1,625.0 million and $1,575.0 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, approximately $753.8 million and $643.7 million, respectively, of letters of credit were issued and outstanding under these facilities with the exception of $20 million outstanding in connection with the Blue Ocean Re-Merrill Lynch facility, all letters of credit issued and outstanding were fully secured by investments and cash.

$57 million of the Company’s investments serve as collateral to the Cat Bond Total Rate of Return Swap Facility, which is described in Note 10.

Other than the collateral associated with the LOC and Cat Bond Total Rate of Return Swap Facilities, and the $371.1 million of total collateral associated with the trust Agreements described in Note 6, no other cash or investments were used as collateral at December 31, 2006.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Lending

The Company participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. The Company had $308.9 million and $308.0 million in securities on loan at December 31, 2006 and 2005, respectively.

Other Investments

The Company previously had an investment in the common shares of Aspen Insurance Holdings Limited (“Aspen”), the Bermuda-based holding company of Aspen Insurance UK Limited (“Aspen Re”). During 2005 in four separate sales the Company sold their investment of 4 million shares in Aspen for total proceeds of $105.3 million resulting in a total gain of $44.5 million.

On August 2, 2004, the Company invested an aggregate of $20.0 million as part of an investor group which included one of the Company’s major shareholders, in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation) pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at estimated fair value of $23.9 million and $21.5 million at December 31, 2006 and 2005, respectively, based on reported net asset values and other information available to management, with the unrealized gain (loss) included in accumulated other comprehensive income.

The Company previously had an investment of 100,000 common shares in Rockridge, a Cayman formed reinsurance company established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail reinsurance risks principally from Montpelier Re. In December 2006 Rockridge ceased operations and returned 97% of capital to investors and the unearned premium balance to Montpelier Re. See “Related Party Transactions” for additional details.

4.	Loss and Loss Adjustment Expense Reserves

The estimate for loss and loss adjustment expense reserves are subject to variability, and the variability could be material in the near term. The variability arises because all events affecting the ultimate settlement of claims have not taken place and may not take place for some time. Variability can be caused by the receipt of additional claim information, changes in judicial interpretation of contracts or significant changes in the severity or frequency of claims from historical trends.

Loss and loss adjustment expense reserve estimates are based on all relevant information available to the Company. The Company believes that the reserves for loss and loss adjustment expenses are sufficient to cover losses that fall within coverages assumed by the Company; however, there can be no assurance that actual losses will not exceed the Company’s total reserves.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the reserve for loss and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Net reserves at January 1	$1,476,195	$454,841	$242,064
Net losses incurred (released) related to:
Current year	196,430	1,527,846	502,341
Prior years	(23,781)	(17,145)	(97,538)

Total net incurred losses	172,649	1,510,701	404,803
Net paid losses related to:
Current year	40,775	275,139	150,737
Prior years	716,137	214,208	41,289

Total net paid losses	756,912	489,347	192,026

Total net reserves as at December 31	891,932	1,476,195	454,841
Losses recoverable as at December 31	197,303	305,745	94,700

Total gross reserves as at December 31	$1,089,235	$1,781,940	$549,541

The December 31, 2006, 2005 and 2004 gross reserves balance comprises reserves for reported claims of $606.7 million, $872.6 million and $200.5 million, respectively, and reserves for claims incurred but not reported of $482.5 million, $909.4 million and $349.0 million, respectively. The decrease in incurred losses for the current year is principally as a result of the lack of catastrophes during 2006. The increase in incurred losses for 2005 as compared to 2004 principally relates to the major hurricanes which occurred during the third and fourth quarters of 2005.

For the year ended December 31, 2006, the Company’s favorable development on net losses related to prior years is summarized as follows:

Property Specialty:  most of the favorable development was related to pro-rata contracts, specifically the contracts that were commuted during the year, as well as some other contracts where losses have developed less than expected.

Property Catastrophe:  Offsetting the overall favorable development was unfavorable development of net losses attributable mainly to Hurricane Wilma.

Other Specialty:  The majority of the favorable development relates to the commutation of certain policies that occurred during the fourth quarter of 2006. The remainder of the prior year development was spread among a number of classes within this bucket

For the year ended December 31, 2005 the Company’s favorable development on net losses related to prior years is summarized as follows:

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

QQS:  During 2004 the Company reduced the expected loss ratio based on additional information provided by ceding companies.

5.	Reinsurance

The Company currently has in place contracts that provide for recovery of a portion of certain loss and loss adjustment expenses from reinsurers in excess of various retentions. The earned reinsurance premiums ceded were $188.1 million, $154.9 million and $80.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total recoveries netted against loss and loss adjustment expenses was $31.2 million, $318.6 million and $88.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The ratings of our reinsurers as at December 31, 2006 related to reinsurance receivable on paid losses are as follows:

Rating	Amount	% of Total

A+	$1,264	16.3%
A	5,196	67.1
A−	1,289	16.6

Total reinsurance receivable on paid losses	$7,749	100.0%

The ratings of our reinsurers as at December 31, 2006 related to reinsurance recoverable on unpaid losses are as follows:

Rating	Amount	% of Total

A++	$65,779	33.3%
A+	20,156	10.2
A	85,066	43.1
A−	13,154	6.7
Not Rated	13,148	6.7

Total reinsurance recoverable on unpaid losses	$197,303	100.0%

The Company does not believe that there are any amounts uncollectible from its reinsurers at this time.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective December 30, 2005, the Company purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. The Company acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction. Paragraph 10 (e) of FAS 133 exempts weather derivatives from the fair value requirements of that Statement. For accounting guidance, the Company followed the provisions of EITF Abstract 99-2, “Accounting for Weather Derivatives,” which addresses non-exchange traded contracts indexed to climatic or geological variables. This abstract specifies that weather derivatives should be accounted for at fair value if these contracts are “entered into under trading or speculative activities.” As the Company entered into the transactions to mitigate their exposure to assumed reinsurance losses rather than for trading activity, the weather derivatives have been measured by applying the “intrinsic value method” as required by the Abstract. The application of this method results in a $nil value adjustment in the absence of an industry loss event triggering recovery. Should an industry loss event triggering a recovery occur, the application of the intrinsic value method would result in the present value of the expected ultimate recovery being recorded as an asset. Contract payments in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the coverage provided by the first tranche and 13.5% plus 8 basis points on the coverage provided by the second tranche. These costs are expensed as they are incurred and are included in other operating expenses. With the exception of the accrual of these contract costs, and given that no event has occurred that would trigger a recovery, this transaction does not have an effect on the Company’s consolidated balance sheet at December 31, 2006.

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

The Company incurred interest expense on the Senior Notes for the years ended December 31, 2006, 2005 and 2004 of $15.4 million, $15.4 million and $15.4 million, respectively, and paid interest of $15.4 million, $15.4 million and $15.8, respectively.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued and outstanding common securities of Montpelier Capital Trust III. The Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments in the consolidated balance sheet.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036 in the principal amount of $103.1 million (the “Debentures”). The Debentures issued by the Company pay interest at the same rates as the Trust Preferred Securities discussed above. The Company’s net proceeds of $99.5 million from the sale of the Debentures to Montpelier Capital Trust III, after the deduction of approximately $0.5 million of commissions paid to the placement agents in the transaction and approximately $3.1 million representing the Company’s investment in Montpelier Capital Trust III, have been used by the Company to fund ongoing reinsurance operations and for general working capital purposes.

The Company incurred interest expense related to the Debentures for the year ended December 31, 2006 of $8.6 million, none of which was payable at December 31, 2006.

Blue Ocean Long-Term Debt

On November 29, 2006, Blue Ocean obtained a secured long-term loan of $75.0 million from a syndicate of lenders. The loan has an initial maturity date of February 28, 2008, however, Blue Ocean may extend the maturity date up to August 29, 2008. Costs related to this facility were $1.7 million which are being amortized over the period to maturity. The total expense recorded for the year ended December 31, 2006 was $0.1 million. The loan bears interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points, which may be increased to 400 basis points, depending on certain conditions. Blue Ocean incurred and paid interest expense of $0.5 million related to the long-term debt for the year ended December 31, 2006.

Letter of Credit Facilities

As neither Montpelier Re nor Blue Ocean Re is an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re and Blue Ocean Re to provide letters of credit to clients.

The following table details the Company’s, Montpelier Re’s and Blue Ocean Re’s letter of credit facilities as at December 31, 2006 ($ in millions):

	Credit Line	Usage	Expiry Date

Secured operational LOC facility — syndicated facility Tranche B	$225.0	$200.0	Aug. 2010
Syndicated 5-Year facility	$500.0	$83.9	Jun. 2011
Syndicated 364 Day facility	$500.0	$329.3	Jun. 2007
Bilateral facility A	$100.0	$70.6	N/A
Blue Ocean Re — Bank of New York	$250.0	$50.0	N/A
Blue Ocean Re — Merrill Lynch	$50.0	$20.0	May 2007

All of the Company’s, Montpelier Re’s and Blue Ocean Re’s credit facilities are used for general corporate purposes.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit. As at December 31, 2006 and 2005, the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities are secured by cash and investments.

Effective January 10, 2006, Blue Ocean Re entered into a Standing Agreement for Letters of Credit with the Bank of New York for the provision of a letter of credit facility for the account of Blue Ocean Re in an amount up to $75.0 million. The facility was revised on May 15, 2006 to $250.0 million. Letters of credit issued under this facility are secured by cash and investments pledged to The Bank of New York. If Blue Ocean Re fails to maintain sufficient collateral, and in certain other circumstances, the lenders could declare a default and begin exercising remedies against the collateral and Blue Ocean Re would not be able to request the issuance of additional letters of credit under this facility.

In addition, effective November 29, 2006, Blue Ocean Re entered into a Letter of Credit Reimbursement agreement with Merrill Lynch International Bank Ltd. in an amount of $50.0 million. This facility is guaranteed by Blue Ocean Re Holdings Ltd. and is not secured by cash and investments. If Blue Ocean Re fails to maintain capital in a minimum specified amount relative to its insurance risks, and in certain other circumstances, the lender could declare a default and begin exercising remedies against the collateral and Blue Ocean Re would not be able to request the issuance of additional letters of credit under this facility. As at December 31, 2006 Blue Ocean Re was in compliance with all covenants under both facilities.

Trust Agreements

As Blue Ocean Re writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at December 31, 2006, restricted assets associated with the trust funds consisted of cash of $35.5 million and fixed maturities of $335.6 million.

7.	Related Party Transactions

As at December 31, 2006, two directors were also on the Board of Directors of White Mountains Insurance Group (“White Mountains”), which beneficially owned 6.8% and 14.0% (including warrants) of the Company at December 31, 2006 and 2005, respectively. One director subsequently left the Company’s Board of Directors on January 31, 2007.

White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains, provides investment advisory and management services. The Company pays investment management fees based on the weighted average balances of assets held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average fee of 0.09%, 0.12% and 0.11% for the years ended December 31, 2006, 2005 and 2004, respectively.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,
	2006	2005	2004
	($ in millions)

Investment manager fees expensed	$2.0	$2.9	$2.4
Investment manager fees payable	$0.5	$1.6	$0.7

In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains, for each of the years ended December 31, 2006, 2005 and 2004. Aggregate annual premiums from these agreements were $1.1 million, $1.1 million and $1.4 million, respectively, for the years ended December 31, 2006, 2005 and 2004, respectively.

As described in Note 3, Montpelier Re had an investment in Rockridge. Montpelier Re ceded reinsurance premium to Rockridge during the year ended December 31, 2006 and 2005, of $7.5 million and $6.6 million, respectively, which accounted for 100% of the gross premiums written by Rockridge for both periods. Montpelier Re’s earnings in the equity of Rockridge are included in Other Income. In addition, Montpelier Re had entered into an agreement with West End Capital Management (Bermuda) Ltd., to equally share ceding commissions and the investment management fees payable by Rockridge to West End Capital Management (Bermuda) Ltd. Income related to this agreement was approximately $2.3 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively and is included in Other Income. During December 2006, Rockridge ceased operations and returned 97% of capital to investors and the unearned premium balance to Montpelier Re. At December 31, 2006, Rockridge owed Montpelier Re $1.3 million related to the remaining capital balance and incentive fees which Montpelier Re expects to receive during the first six months of 2007 when Rockridge is formally dissolved.

Under the Underwriting Agreement that MAL has entered into with Blue Ocean Re to act as its agent in soliciting, negotiating and executing reinsurance contracts with retrocedants, as well as receiving, denying and settling all claims under the reinsurance contracts, Blue Ocean Re has agreed to pay a service fee of 1% of the policy limit of each contract for the relevant policy period. Blue Ocean Re has also agreed to pay MAL a performance fee for each fiscal year based on the adjusted net income for that year.

On June 28, 2006, the Company completed the second closing in a private sale of a total of 6,896,552 of the Company’s common shares to two investment funds managed by WL Ross & Co. for $100.0 million. Effective upon the second closing, Wilbur L. Ross, Jr. was appointed to the Board of Directors of the Company. WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., the investors in Montpelier Re Holdings Ltd., currently own 9.8% of the outstanding common shares of Blue Ocean. Wilbur L. Ross, Jr. is one of five members of the Board of Directors of Blue Ocean. The Company’s ownership interest in Blue Ocean is described in Note 1, above.

During the year ended December 31, 2006, Blue Ocean Re expensed $14.9 million in underwriting and performance fees related to the Underwriting Agreement that MAL has entered into with Blue Ocean Re. These are included as other income in MAL and eliminated in the Company’s consolidated financial statements.

8.	Minority Interest

As at December 31, 2006 the Company beneficially owned 1,077,390 or 42.2% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s preferred shares. As the Company has been determined to be the primary beneficiary, Blue Ocean, which the Company has determined is a VIE for accounting purposes under FIN 46R, is consolidated into the financial statements of the Company. Blue Ocean’s earnings and shareholders’ equity held by third parties is recorded in the consolidated financial statements as minority interest.

On December 31, 2005 Blue Ocean issued 83,000 13% Series A Preferred Shares at $1,000 per share. Gross proceeds were $83.0 million and related expenses were $1.3 million. Upon dissolution of Blue Ocean, the holders of the Preferred Shares would be entitled to receive a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends. Dividends on the Preferred Shares will be payable on a cumulative basis annually in arrears on

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31 of each year commencing on March 31, 2007. The proceeds were used by Blue Ocean for general corporate purposes.

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

“Minority interest — Blue Ocean preferred shares” on the Company’s consolidated balance sheet represents the preferred shares owned by the minority shareholders of Blue Ocean as at the periods noted below:

	As at December 31,
	2006	2005

Balance — Beginning of year	$54,166	$—
Issue of preference shares	1	55
Additional paid-in-capital	255	54,945
Offering expenses	—	(834)
Dividends payable	7,164	—

Balance — end of year	$61,586	$54,166

“Minority interest — Blue Ocean common shares” on the Company’s consolidated balance sheet represents the share of the Company’s net assets owned by the minority shareholders of Blue Ocean as at the periods noted below:

	As at December 31,
	2006	2005

Balance — Beginning of year	$109,722	$—
Issue of common shares	3	11
Additional paid-in-capital	35,179	111,989
Offering expenses	(170)	(2,265)
Retained earnings (deficit)	32,058	(13)
Balance — end of year	$176,792	$109,722

9.	Shareholders’ Equity

Authorized and Issued

At December 31, 2006 and 2005, the total authorized common voting shares of the Company were 1,200,000,000, with a par value of 1/6 cent each.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of common voting shares issued and outstanding:

	As at December 31,
	2006	2005	2004

Balance — beginning of year	89,178,490	62,131,232	63,392,597
Issue of common shares	6,896,552	25,850,926	—
Exercise of options	—	1,107,676	627,500
Directors share unit conversion	5,840	—	—
Warrant conversion	—	88,656	—
Share repurchases	—	—	(1,888,865)
Common shares issued under forward sale agreements and share issuance agreement	15,694,800	—	—

Balance — end of year	111,775,682	89,178,490	62,131,232

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

On May 25, 2006, the Company entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006 and the second $50.0 million purchase of 3,448,276 common shares closed on June 28, 2006. The net proceeds after deducting estimated offering expenses of $0.8 million was approximately $99.2 million which were used for general corporate purposes.

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

As at December 31, 2006 and 2005, participating directors in the Directors Share Plan discussed above in Note 2 had received four and three quarterly allotments of share units, respectively, resulting in an increase in additional paid-in capital of $0.2 million and $0.2 million, respectively.

Forward Sale Agreements and Share Issuance Agreement

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

Each forward sale agreement is composed of twenty equal components. Subject to our right (a) in the case of the first forward sale agreement, to elect physical, cash, modified physical or net share settlement with respect to all of or a portion of all of the components of such forward sale agreement or (b) in the case of the second forward sale agreement, to elect cash or net share settlement with respect to all of or a portion of all of the components of either forward sale agreement, or in the case of either forward sale agreement, to terminate early, or accelerate settlement of any component of such forward sale agreement, (x) the first forward sale agreement will be subject to physical settlement and (y) the second forward sale agreement will be subject to physical settlement (if the closing price of our common shares on the valuation date for the relevant component is less than or equal to $19.465 per share), modified physical settlement (if the closing price of our common shares on the valuation date for the relevant component is less than or equal to $23.465 per share) or a combination thereof in the proportions set forth in such forward sale agreement (if the closing price of our common shares on the valuation date for the relevant component is greater than $19.465 per share and less than $23.465 per share), by issuance of the requisite number of our common shares,over a twenty business day period beginning March 8, 2007 (in the case of the first forward sale agreement) and March 6, 2008 (in the case of the second forward sale agreement), with each day in each such period relating to a single component.

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

and, assuming we have not previously elected prepayment with respect to such component (or have subsequently repaid such prepayment), the forward counterparty will pay us an amount of cash equal to the forward floor price, multiplied by the number of common shares underlying such component.

Upon modified physical settlement of any component of the second forward sale agreement, we will issue to the forward counterparty 388,740 common shares (the maximum number of shares underlying such component) and the forward counterparty will pay us an amount of cash equal to:

•	if the volume-weighted average price of our common shares on the valuation date for such component, calculated pursuant to the agreement, is less than or equal to the forward floor price, $4,567,695 (which is the forward floor price multiplied by the maximum number of common shares underlying such component);

•	if such volume-weighted average price is greater than the forward floor price but less than the forward cap price, such volume-weighted average price multiplied by the maximum number of shares underlying such component; and

•	if such volume-weighted average price is greater than or equal to the forward cap price, $7,178,084 (which is the forward cap price multiplied by the maximum number of shares underlying such component).

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

As at December 31, 2006, under the terms of the share issuance agreement, the Company had issued 15,694,800 common shares for their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, the Company believes that under U.S. GAAP currently in effect, the share issuance agreement has no impact on basic earnings per share. However, as the Company’s share price exceeded the forward cap price at December 31, 2006, the forward sale agreements have an impact on diluted earnings per share. In order to incorporate the forward sale agreements into the calculation of fully converted book value per share, the Company assumed settlement at the market price at December 31, 2006. However, as the incorporation of the forward sale agreements in this manner would be accretive to fully converted book value per share as the proceeds received per share would exceed the book value per share, the transactions have been excluded from this calculation.

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

During the year ended December 31, 2005, Bank of America Securities LLC exercised 146,802.6 warrants in exchange for 86,656 common shares, resulting in an increase in common shares by their par amount and a decrease in additional paid-in capital of an equivalent amount. The remaining warrants outstanding are all issued to White Mountains and some of their affiliated companies and will expire ten years after the date of issue.

Dividends

Quarterly dividends declared on common voting shares and warrants during 2006 amounted to $0.075 per common voting share and warrant at March 15, 2006, June 16, 2006, September 15, 2006 and December 27, 2006 and were paid on April  17, 2006, July 17, 2006, October 16, 2006 and January 16, 2007, respectively. Quarterly dividends declared on common voting shares and warrants during 2005 amounted to $0.36 per common voting share and warrant at March 31, 2005, June 30, 2005, September 30, 2005 and $0.075 per common voting share and warrant for the quarter ended December 31, 2005 and were paid on April 15, 2005, July 15, 2005 October 15, 2005 and January 15, 2006, respectively. On February 25, 2005, the Company declared a special dividend in the amount

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $5.50 per common share and warrant which was paid on March 31, 2005 to shareholders and warrant holders of record at March 15, 2005. Quarterly dividends declared on common voting shares and warrants during 2004 amounted to $0.34 per common voting share and warrant and were paid on April 15, 2004, July 15, 2004, October 15, 2004 and January 15, 2005.

The total amount of dividends paid to holders of the Company’s common voting shares and warrants for the years ended December 31, 2006, 2005 and 2004 was $30.0 million, $496.8 million and $95.3, respectively.

10.	Cat Bond Total Rate of Return Swap Facility

In June 2006, the Company entered into a $100.0 million Catastrophe Bond Total Rate of Return Swap Facility (the “Facility”) with the Bank of America. Under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), the Facility transactions are accounted for as derivative transactions. Under the Facility, the Company receives contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The quarterly net contract payments are included in other income. The difference between the notional capital amounts of the cat bonds and their market values are marked to market as realized investment gains/losses over the terms of the swap agreements. The Company’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which will equal the amount of the facility utilized, after adjustments for credit quality. As at December 31, 2006, the Company had entered into seven cat bond total rate of return swap transactions having a combined notional capital amount of $48.7 million, and a combined fair value of $48.9 million.

11.	Foreign Currency Exchange Contracts

The Company has entered into foreign currency exchange agreements that involve an obligation to purchase or sell a specified currency at a future date, at a price set at the time of the contract. These agreements will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies, rather they allow the Company to establish a rate of exchange for a future point in time. At December 31, 2006 and 2005, the Company was party to outstanding foreign currency exchange agreements having a notional exposure of $64.6 million and $Nil, respectively.

Under FAS 133 forward exchange agreements are accounted for as derivative transactions. The Company has included contract gains or losses in net foreign exchange gains (losses) with the mark to market value recorded as other investments.

12.	Segment Reporting

The Company operates through two reporting segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re provides collateralized property catastrophe retrocessional coverage to other reinsurance companies. Blue Ocean Re commenced operations on January 1, 2006 and therefore no comparative separate segment information has been provided for prior periods for income statement items.

The following table summarizes the identifiable assets as at December 31:

	2006	2005

Rated Reinsurance and Insurance Business	$3,388,548	$3,759,653
Collateralized Property Catastrophe Retrocessional Business	510,208	300,053

Total	$3,898,756	$4,059,706

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the significant components of our revenues and expenses by segment is as follows for the years ended December 31, ($ in millions):

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Years Ended December 31,	Business	Business	Elimination	Total 2006	Total 2005	Total 2004

Gross premiums written	$632.7	$94.8	$—	$727.5	$978.7	$837.0
Gross premiums earned	698.3	72.9	—	771.2	1,003.4	868.2
Reinsurance premiums ceded earned	188.1	—	—	188.1	154.9	80.7
Net premiums earned	510.2	72.9	—	583.1	848.5	787.5
Loss and loss adjustment expenses	172.6	—	—	172.6	1,510.7	404.8
Acquisition costs	107.4	5.4	—	112.8	166.3	152.8
General and administrative expenses	64.8	16.1	(14.9)	66.0	26.0	55.3

Underwriting income (loss)	165.4	51.4	(14.9)	231.7	(854.5)	174.6

Net investment income	112.8	16.6	(3.6)	125.8	87.1	69.1
Financing expense	27.6	0.6	—	28.2	17.8	17.5
Other income	47.5	—	(38.0)	9.5	0.8	—
Other operating expense	13.8	—	—	13.8	—	—

Net income (loss) before realized losses and foreign exchange	284.3	67.4	(26.7)	325.0	(784.4)	226.1

Net realized gains (losses) on investments	6.1	(2.1)	—	4.0	42.4	7.2
Net foreign exchange gains (losses)	12.6	0.7	—	13.3	(11.0)	6.9

Net income (loss) before minority interest	$303.0	$66.0	$(26.7)	$342.3	$(753.0)	$240.3

Minority interest expense — Blue Ocean				39.3	—	—

Net income (loss)				$303.0	$(753.0)	$240.3

Net change in unrealized gains (losses) on investments and foreign exchange translation(1)				58.6	(64.1)	1.4

Comprehensive income (loss)				$361.6	$(817.1)	$241.7

(1)	Relates to the Rated Reinsurance and Insurance Business reporting segment only.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth a breakdown of the Montpelier Re’s gross premiums written by line of business and by geographic area of risks insured for the years indicated ($ in millions):

	Years Ended December 31,
	2006		2005		2004

Rated Reinsurance and Insurance Business
Property Specialty	$206.9	28.4%	$357.9	36.6%	$314.0	37.5%
Property Catastrophe	301.8	41.5	420.3	42.9	330.3	39.5
Other Specialty	124.3	17.1	200.4	20.5	186.8	22.3
Qualifying Quota Share	(0.3)	—	0.1	—	5.9	0.7

	632.7	87.0%	978.7	100.0%	837.0	100.0%

Collateralized Property Catastrophe Retrocessional Business	94.8	13.0%	—	—%	—	—%

Total	$727.5	100.0%	$978.7	100.0%	$837.0	100.0%

	Years Ended December 31,
	2006		2005		2004

Rated Reinsurance and Insurance Business
USA and Canada	$373.9	59.1%	$460.5	47.0%	$375.6	44.9%
Worldwide(1)	126.4	20.0	332.4	34.0	249.7	29.8
Japan	30.1	4.8	37.3	3.8	36.5	4.4
Worldwide, excluding USA and Canada(2)	25.7	4.1	23.4	2.4	29.9	3.6
Western Europe, excluding the United Kingdom and Ireland	25.6	4.0	28.1	2.9	36.1	4.3
United Kingdom and Ireland	11.9	1.9	50.8	5.2	58.9	7.0
Others (1.5% or less)	39.1	6.1	46.2	4.7	50.3	6.0

Total	$632.7	100.0%	$978.7	100.0%	$837.0	100.0%

	Years Ended December 31,
	2006		2005		2004

Collateralized Property Catastrophe Retrocessional Business
Worldwide(1)	$49.7	52.4%	$—	—%	$—	—%
USA and Canada	25.2	26.6	—	—	—	—
USA/Caribbean	11.9	12.6	—	—	—	—
Worldwide, excluding USA and Canada(2)	8.0	8.4	—	—	—	—

Total	$94.8	100.0%	$—	—%	$—	—%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the USA and Canada.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings (Loss) Per Share

The reconciliation of basic and diluted earnings (loss) per share is as follows:

	Years Ended December 31,
	2006	2005	2004

Basic earnings (loss) per common share:
Net income (loss) available to common shareholders	$302,860	$(752,902)	$240,281
Weighted average common shares outstanding	108,899,581	71,757,651	62,633,467
Effect of common shares issued under share issuance agreement(1)	(15,694,800)	—	—

Weighted average common shares outstanding — Basic	93,204,781	71,757,651	62,633,467

Basic earnings (loss) per common share	$3.25	$(10.49)	$3.84

Diluted earnings (loss) per common share:
Net income (loss) available to common shareholders	$302,860	$(752,902)	$240,281
Weighted average common shares outstanding	108,899,581	71,757,651	62,633,467
Effect of common shares issued under share issuance agreement(1)	(15,694,800)	—	—

Weighted average common shares outstanding — Basic	93,204,781	71,757,651	62,633,467
Dilutive effect of warrants(2)	368,561	—	3,967,866
Dilutive effect of share options	—	—	1,105,639
Dilutive effect of share equivalents(2)	122,103	—	—
Dilutive effect of shares issuable in connection with forward sale agreements	15,190	—	—

Weighted average common and common equivalent shares outstanding — Diluted	93,710,635	71,757,651	67,706,972

Diluted earnings (loss) per common share	$3.23	$(10.49)	$3.55

(1)	Shares outstanding issued under the share issuance agreement are discussed in the shareholders’ equity section above.

(2)	Outstanding warrants and share equivalents were not dilutive for the year ended December 31, 2005 as the strike price of the warrants was higher than the average market price of the Company’s shares.

14.	Commitments and Contingent Liabilities

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification with restrictions on the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not have an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at December 31, 2006 or 2005. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.

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

Litigation

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at December 31, 2006 or 2005.

Lease Commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates. The Company has also entered into operating leases for office equipment and furniture. Future minimum annual commitments under existing leases and future leases to which the Company is committed, are expected to be as follows: 2007-$4.4 million; 2008-$4.0 million; 2009-$3.5 million; 2010-$3.3 million and 2011-$3.4 million. Minimum commitments after 5 years are $15.7 million.

15.	Employee Incentive Plans

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

Incentive awards that may be granted under the LTIP consist of share appreciation rights (“SARs”), restricted share units (“RSUs”) and performance shares (“Performance Shares”). Each type of award gives a plan participant the right to receive a payment in cash, common shares or a combination thereof, including in the case of RUSs, dividend equivalents at the discretion of the Committee. In the case of SARs, such payment is based on the post-grant appreciation in value of a number of common shares subject to the award if vesting conditions are satisfied. In the case of RSUs, such payment is equal to the value of RSUs subject to the award if vesting conditions are satisfied. In the case of Performance Shares, such payment is equal to an amount varying from 0% to up to 200% of the value of the Performance Shares at the end of a three-year performance period, to the extent performance goals set by the Committee are met.

For the 2005-2007 and 2006-2008 performance periods, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital.

Under the LTIP for the 2005-2007 performance period, the Committee granted Performance Shares only to plan participants, and no awards of SARs or RSUs were made. The total number of Performance Share awards outstanding under the LTIP at December 31, 2006 for this performance period was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). Due to the impact that the natural catastrophes which occurred during 2005 had on our results, the estimated harvest ratio for this performance period is 0% and, therefore, it is expected that there will be no payout related to this performance period.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the LTIP for the 2006-2008 performance period, the Committee granted 172,000 Performance Share awards (or up to 344,000 common shares should the maximum harvest of 200% of awards for the 2006-2008 performance period apply). In addition, the Committee authorized a maximum of 456,000 RSUs related to this performance period. Activity related to the RSUs granted by the Committee related to the 2006-2008 performance period is as follows:

	2006
	RSUs for	Average
	Common	Exercise
	Shares	Price

Unvested restricted stock at beginning of year	—	$—
Granted	441,500	18.27
Vested	145,444	—
Forfeited	5,168	—

Unvested restricted stock at end of quarter	290,888	$18.27

The RSU share-based compensation cost was valued at $7.9 million at January 1, 2006 using the weighted average grant date fair value of $18.27. As the common shares underlying the RSUs are restricted and can not be sold until January 2009, a 5% discount was applied to the share price in order to determine the weighted average grant date at fair value. In addition, an assumption of 3% forfeiture of RSUs was also factored into the calculation of the compensation cost at grant date. The Company expensed $4.8 million during 2006. The unrecognized share-based compensation cost of $3.1 million at December 31, 2006 will be recognized over the remaining vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares underlying the RSUs lapse at the end of the performance period, December 31, 2008.

Under the provisions of FAS 123R, the recognition of share-based compensation is recorded as compensation expense in the Company’s consolidated income statement and as additional paid-in capital.

Performance Unit Plan (“PUP”)

The PUP was formerly the Company’s primary executive long-term incentive scheme until it was exhausted at December 31, 2004. Performance units entitled the recipient to receive, without payment to the Company, all, double, or a part of the value of the units granted, depending on the achievement of specific financial or operating goals. Performance units vested at the end of a three-year performance cycle, and were denominated in common shares at market value and were payable in cash, common shares or a combination thereof at the discretion of the Board’s Compensation and Nominating Committee.

For the 2002-2004 cycle, the actual harvest ratio as determined by the Compensation and Nominating Committee was 132.0%. On February 28, 2005 the Company paid out the 2003-2004 PUP accrual of $14.0 million.

For the 2003-2005 cycle, the performance target for a 100% harvest ratio was the achievement of an overall combined ratio of 72% over the period or the achievement of an annual total return to shareholders of 18% as measured over the period. Given our results of operations for this performance period, the harvest ratio is 0% which means that there will not be a payout related to these performance periods.

Option Plan

Under the option plan, options expire ten years after the award date, and are subject to various vesting periods. Options granted under the option plan may be exercised for common shares upon vesting. No more common shares may be issued under the option plan under current Committee approvals. As discussed in Note 9, on March 3, 2004 the Company’s Chairman, President and Chief Executive Officer adopted a written plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of the exercise of options and the sale of

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited amounts of the Company’s shares owned by him. The plan covered the possible exercise of 600,000 options and share sales over a 12 month period commencing March 3, 2004, subject to market conditions and the terms of the plan. Pursuant to this plan, 10,000 and 90,000 options were exercised during the first quarter of 2005, exhausting the plan. Also, on March 4, 2005, the Compensating and Nominating Committee of the Board of Directors permitted certain founding executive officers of the Company to exercise their 1,822,500 remaining vested and unvested share options in exchange for unrestricted and restricted shares. There was no activity related to options during 2006.

A summary of options activity is as follows:

	2006		2005		2004
	Options for	Average	Options for	Average	Options for	Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of year	—	$—	1,922,500	$18.47	2,550,000	$18.08
Options granted	—	—	—	—	—	—
Options exercised	—	—	1,922,500	18.47	627,500	16.91
Options forfeited	—	—	—	—	—	—
Options expired	—	—	—	—	—	—
Outstanding end of year	—	$—	—	$—	1,922,500	$18.47

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to 4.8% based on the applicable zero-coupon bond interest rates, expected life of two years after vesting date, expected volatility of 30.0% to 31.2% and a dividend yield of 0.0%.

A compensation expense of $1.2 million and $2.3 million was recorded in general and administrative expenses for the years ended December 31, 2005 and 2004, respectively, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. The options were all converted to unrestricted and restricted shares as described in Note 9 above.

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

16.	Taxation

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

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

MMSL is subject to the taxation laws of the United Kingdom and MHB was subject to the taxation laws of Barbados until it was dissolved on July 18, 2006 .

17.	Statutory Requirements

Montpelier Re is registered under the Act. Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. To satisfy these requirements, Montpelier Re was required to maintain a minimum level of statutory capital and surplus of $241.9 million and $378.5 million at December 31, 2006 and 2005, respectively. Montpelier Re’s statutory capital and surplus was $1.8 billion and $1.3 billion at December 31, 2006 and 2005, respectively, of which $2.1 billion and $1.9 billion is fully paid up share capital and contributed surplus.

Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expenses. To satisfy these requirements, Blue Ocean Re was required to maintain a minimum level of statutory capital and surplus of $14.5 million and $1.0 million at December 31, 2006 and 2005, respectively. Blue Ocean Re’s statutory capital and surplus was $394.1 million and $295.0 million at December 31, 2006 and 2005, respectively, of which $331.9 million and $295.0 million is fully paid up share capital and contributed surplus.

The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by Montpelier Re to the Company, without such notification, was $444.2 million and $319.6 million at December 31, 2006 and 2005, respectively.

Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met for both years ended December 31, 2006 and 2005.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Unaudited Quarterly Financial Data

	March 31,	June 30,	September 30,	December 31,
Quarters Ended	2006	2006	2006	2006

Gross premiums written	$224,918	$296,238	$121,027	$85,335
Net premiums written	145,704	271,894	107,817	53,231
Net premiums earned	131,443	151,319	151,452	148,850
Net investment income	28,777	30,446	33,056	33,539
Net realized (losses) gains on investments	(6,836)	(2,474)	7,035	6,254
Net foreign exchange gains	549	6,583	720	5,427
Other income	286	2,578	2,489	4,214
Total revenues	154,219	188,452	194,752	198,284
Loss and loss adjustment expenses	50,889	65,440	43,162	13,158
Acquisition costs	33,947	29,905	27,262	21,697
General & administrative expenses	14,678	15,032	17,916	18,411
Financing expense	7,103	6,996	6,788	7,348
Other operating expense	4,825	2,958	3,303	2,657
Total expenses	111,442	120,331	98,431	63,271
Income (loss) before minority interest and taxes	42,777	68,121	96,321	135,013
Minority interest expense — Blue Ocean	2,921	10,477	12,990	12,928
Income tax expense (recovery)	40	(18)	17	17
Net income (loss)	$39,816	$57,662	$83,314	$122,068
Basic earnings (loss) per common share	$0.45	$0.63	$0.87	$1.27
Diluted earnings (loss) per common share	$0.44	$0.63	$0.86	$1.26
Weighted average shares — basic	89,179,101	91,478,258	96,080,882	96,080,882
Weighted average shares — diluted	89,905,682	91,557,521	96,908,358	96,919,219
Loss ratio	38.7%	43.2%	28.5%	8.8%
Expense ratio	37.0%	29.7%	29.8%	26.9%
Combined ratio	75.7%	72.9%	58.3%	35.7%

The loss ratio for the fourth quarter of 2006 is low due to the favorable impact commutations of certain contracts as well as the lack of catastrophes.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
Quarters Ended	2005	2005	2005	2005

Gross premiums written	$306,273	$275,648	$289,995	$106,814
Net premiums written	279,437	231,634	237,657	8,267
Net premiums earned	180,531	227,107	281,331	159,517
Net investment income	21,414	19,060	20,550	25,981
Net realized gains (losses) on investments	12,338	16,876	17,079	(4,688)
Net foreign exchange losses	(3,355)	(3,758)	(781)	(2,145)
Other income	—	—	—	806
Total revenues	210,928	259,285	318,179	178,498
Loss and loss adjustment expenses	79,524	81,523	1,159,423	190,231
Acquisition costs	37,364	49,941	43,186	35,780
General & administrative expenses	15,238	15,206	(13,316)	8,815
Financing expense	4,267	3,890	4,068	5,602
Total expenses	136,393	150,560	1,193,361	239,455
Income (loss) before minority interest and taxes	74,535	108,725	(875,182)	(60,957)
Minority Interest — Blue Ocean	—	—	—	13
Income tax expense (recovery)	30	18	(34)	22
Net income (loss)	$74,505	$108,707	$(875,148)	$(60,966)
Basic earnings (loss) per common share	$1.19	$1.72	$(12.16)	$(0.68)
Diluted earnings (loss) per common share	$1.11	$1.62	$(12.16)	$(0.68)
Weighted average shares — basic	62,580,009	63,327,564	71,944,539	89,178,490
Weighted average shares — diluted	67,729,778	66,949,587	71,944,539	89,178,490
Loss ratio	44.1%	35.9%	412.0%	119.2%
Expense ratio	29.1%	28.7%	10.7%	28.0%
Combined ratio	73.2%	64.6%	422.7%	147.2%

In the third quarter of 2005, the Company recorded an estimated negative impact on net income related to Hurricanes Katrina and Rita and other catastrophes of approximately $972 million. In the fourth quarter of 2005 the Company recorded an estimated net impact of $144.2 million from Wilma and increases in loss estimates relating to the third quarter of 2005 catastrophes..

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule
	Page	Number

Summary of Investments — Other than Investments in Related Parties as at December 31, 2006	S-2	I
Condensed Financial Information of Registrant	S-3	II
Supplementary Insurance Information for the years ended December 31, 2006, 2005, and 2004	S-6	III
Reinsurance for the years ended December 31, 2006, 2005 and 2004	S-7	IV

Note: Other Schedules have been omitted as they are not applicable to the Company

MONTPELIER RE HOLDINGS LTD.

SCHEDULE I
Summary of Investments
Other than Investments in Related Parties
As at December 31, 2006
(Expressed in thousands of United States dollars)

			Amount Shown
	Cost or	Estimated	in the
Type of Investment	Amortized Cost	Fair Value	Balance Sheet

Fixed maturities:
U.S. government	429,019	428,027	428,027
U.S. government-sponsored enterprises	661,806	653,952	653,952
Non U.S. government	22,288	21,729	21,729
Corporate debt securities	617,290	628,691	628,691
Mortgage-backed and asset-backed securities	777,557	775,018	775,018

Total fixed maturities	2,507,960	2,507,417	2,507,417
Equity investments:	157,540	203,146	203,146
Other investments:	23,093	27,127	27,127
Cash and cash equivalents, unrestricted	35,512	35,512	35,512
Cash and cash equivalents, restricted	313,093	313,093	313,093

Total investments, cash and cash equivalents	3,037,198	3,086,295	3,086,295

MONTPELIER RE HOLDINGS LTD.

SCHEDULE II
Condensed Financial Information of Registrant
Condensed Balance Sheets — Parent Company only
As at December 31, 2006 and 2005
(Expressed in thousands of United States dollars)

	2006	2005

ASSETS
Cash and cash equivalents, at fair value	$4,621	$4,996
Investment in consolidated subsidiaries, on an equity basis	1,978,007	1,332,341
Intercompany receivables	4,851	—
Other assets	6,139	1,236

Total Assets	$1,993,618	$1,338,573

LIABILITIES
Accounts payable and accrued expenses	6,450	6,573
Debt	352,298	249,084
Dividends payable	8,955	7,226
Other liabilities	133,000	18,031

Total Liabilities	$500,703	$280,914

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at December 31, 2006; 111,775,682 shares (2005 — 89,178,490)	186	149
Additional paid-in capital	1,819,220	1,714,904
Accumulated other comprehensive income (loss)	49,555	(9,081)
Retained earnings (deficit)	(376,046)	(648,313)

Total Shareholders’ Equity	1,492,915	1,057,659

Total Liabilities and Shareholders’ Equity	$1,993,618	$1,338,573

MONTPELIER RE HOLDINGS LTD.

SCHEDULE II
Condensed Financial Information of Registrant
Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States Dollars, except share amounts)

	2006	2005	2004

REVENUES
Equity in net earnings (loss) of subsidiaries	$329,808	$(731,579)	$261,871
Management fee from subsidiary		—	—
Other income	4,075	164	331

Total Revenue	333,883	(731,415)	262,202
EXPENSES
Financing expense	24,447	15,433	15,433
Other expenses	6,577	6,054	6,488

Total Expenses	31,024	21,487	21,921

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$302,859	$(752,902)	$240,281

MONTPELIER RE HOLDINGS LTD.

SCHEDULE II
Condensed Financial Information of Registrant
Statements of Cash Flows — Parent company only
For the Years Ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States dollars)

	2006	2005	2004

Cash flows provided by operating activities:
Net income (loss)	$302,860	$(752,902)	$240,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings (loss) of subsidiaries	(329,808)	731,579	(261,871)
Compensation recognized under stock option plan	—	1,244	2,305
Accretion of Senior Notes	121	121	120
Operating dividends received from subsidiaries	—	437,000	123,122
Change in:
Other assets and liabilities	111,102	18,170	220

Net cash provided by operating activities	84,275	435,212	104,177

Cash flows used in investing activities:
Capital contribution to subsidiaries	(288,292)	(600,000)	(212)
Investing dividends received from subsidiaries	34,163	52,000	—

Net cash used in investing activities	(254,129)	(548,000)	(212)

Cash flows provided by (used in) financing activities:
Issue of common shares	100,287	622,393	10,612
Repurchase of common shares	—	—	(65,476)
Net proceeds received from issuance of junior subordinated debt	100,000	—	—
Dividends paid	(30,041)	(496,808)	(95,274)
Direct equity offering expenses	(767)	(20,423)	—

Net cash provided by (used in) financing activities	169,479	105,162	(150,138)

Decrease in cash and cash equivalents	(375)	(7,626)	(46,173)
Cash and cash equivalents — Beginning of year	4,996	12,622	58,795

Cash and cash equivalents — End of year	$4,621	$4,996	$12,622

Dividends received from the Company’s subsidiaries are classified as investing activities when they represent a return of capital and as operating activities when they represent a return on capital from operations. In 2006, due to Montpelier Reinsurance Ltd.’s current cumulative operating deficit, the dividends are classified appropriately as investing activities, with conforming changes made to the classification in accordance with the policy above to 2005 and 2004 which were previously reported as investing activities.

MONTPELIER RE HOLDINGS LTD.

SCHEDULE III
Supplementary Insurance Information
As at and for the Periods Ended December 31, 2006, 2005, and 2004
(Expressed in thousands of United States dollars)

		Future Policy				Net Benefits,	Amortization
	Deferred	Benefits,				Claims, Losses	of Deferred
	Policy	Losses, Claims		Net	Net	and	Policy	Other	Gross
	Acquisition	and Loss	Unearned	Premiums	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

2006 — Property and Casualty	$30,297	$1,089,235	$219,166	$583,064	$125,818	$172,649	$108,983	$66,037	$727,518
2005 — Property and Casualty	$53,445	$1,781,940	$262,850	$848,486	$87,005	$1,510,701	$159,465	$25,943	$978,730
2004 — Property and Casualty	$59,031	$549,541	$287,546	$787,515	$69,072	$404,802	$145,184	$55,294	$837,051

MONTPELIER RE HOLDINGS LTD.

SCHEDULE IV
Reinsurance
As at and for the Periods Ended December 31, 2006, 2005 and 2004
(Expressed in thousands of United States dollars)

		Ceded to	Assumed from		Percentage of
	Direct	Other	Other		Amount Assumed
	Amount(1)	Companies	Companies(1)	Net Amount	to Net

2006 — Property and Casualty	$44,763	$148,872	$682,755	$578,645	118%
2005 — Property and Casualty	$38,678	$221,735	$940,052	$756,995	124%
2004 — Property and Casualty	$49,409	$87,735	$787,641	$749,316	105%

(1)	During 2005, the Company refined the classification of gross premiums written between direct insurance and reinsurance assumed from other companies for prior years. There was no effect on total gross premiums written.