Form 10-Q
period 2007-03-31
MONTPELIER RE HOLDINGS LTD
filed 2007-05-09
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 001-31468
Montpelier Re Holdings Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0428969
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2007, the Registrant had 111,778,122 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.
INDEX TO FORM 10-Q

2

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands of United States Dollars)

	As at	As at
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Marketable Securities, at fair value:
Fixed maturities – available for sale (amortized cost: 2007 — $Nil; 2006 — $2,167,161)	$—	$2,167,011
Fixed maturities – trading (amortized cost: 2007 — $2,467,431; 2006 — $340,799)	2,473,736	340,406
Equity investments – available for sale (cost: 2007 — $Nil; 2006 — $157,540)	—	203,146
Equity investments – trading (cost: 2007 — $159,816 ; 2006 — $Nil)	205,907	—
Other investments, at fair value (cost: 2007 — $24,541 ; 2006 — $23,093)	29,568	27,127

Total investments	2,709,211	2,737,690
Cash and cash equivalents	402,854	313,093
Restricted cash	5,430	35,512
Unearned premium ceded	84,179	44,511
Premiums receivable	230,474	171,690
Securities lending collateral	219,522	315,663
Investment trades pending	—	134
Deferred acquisition costs	37,328	30,297
Reinsurance receivable on paid losses	20,480	7,749
Reinsurance recoverable on unpaid losses	183,652	197,303
Accrued investment income	22,926	22,624
Other assets	23,908	22,490

Total Assets	$3,939,964	$3,898,756

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	1,005,523	1,089,235
Unearned premium	305,417	219,166
Reinsurance balances payable	108,114	77,222
Investment trades pending	37,800	—
Securities lending payable	219,522	315,663
Debt	427,328	427,298
Accounts payable, accrued expenses and other liabilities	16,641	29,924
Dividends payable	8,989	8,955

Total Liabilities	2,129,334	2,167,463

Minority Interest — Blue Ocean preferred shares	63,382	61,586
Minority Interest — Blue Ocean common shares	187,684	176,792

Total Minority Interest	251,066	238,378

Commitments and Contingent Liabilities (Note 13)	—	—

SHAREHOLDERS’ EQUITY
Common voting shares: 1/6 cent par value; authorized 1,200,000,000 shares; issued and outstanding at March 31, 2007; 111,778,122 shares (2006 — 111,775,682)	186	186
Additional paid-in capital	1,821,038	1,819,220
Accumulated other comprehensive income	3,394	49,555
Retained deficit	(265,054)	(376,046)

Total Shareholders’ Equity	1,559,564	1,492,915

Total Liabilities, Minority Interest and Shareholders’ Equity	$3,939,964	$3,898,756

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(Expressed in thousands of United States Dollars, except share amounts)

	2007	2006
	(Unaudited)
REVENUES
Gross premiums written	$260,989	$224,918
Reinsurance premiums ceded	(71,708)	(79,214)

Net premiums written	189,281	145,704
Change in net unearned premiums	(46,583)	(14,261)

Net premiums earned	142,698	131,443
Net investment income	33,127	28,777
Net realized and unrealized gains (losses) on trading securities	15,339	(2,125)
Net realized losses on available-for-sale securities	—	(4,711)
Net foreign exchange (losses) gains	(2,315)	549
Other income	2,095	286

Total Revenues	190,944	154,219

EXPENSES
Loss and loss adjustment expenses	59,596	50,889
Acquisition costs	18,517	33,947
General and administrative expenses	15,375	14,678
Financing expense	8,493	7,103
Other operating expense	2,915	4,825

Total Expenses	104,896	111,442

Income before minority interest and taxes	86,048	42,777

Minority interest expense — Blue Ocean	12,688	2,921
Income tax expense	20	40

NET INCOME	$73,340	$39,816

COMPREHENSIVE INCOME
Net income	$73,340	$39,816
Other comprehensive (loss) income	(698)	8,661

Comprehensive income	$72,642	$48,477

Per share amounts
Basic earnings per common share	$0.76	$0.44

Diluted earnings per common share	$0.76	$0.44

Dividends per common share	$0.075	$0.075

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and 2006
(Expressed in thousands of United States Dollars)

	2007	2006
	(Unaudited)
Common voting shares
Balance — beginning of period	$186	$149
Issue of common shares	—	—

Balance — end of period	186	149

Additional paid-in-capital
Balance — beginning of period	1,819,220	1,714,904
Share-based compensation	1,762	1,234
Director participation in directors’ share plan	56	69

Balance — end of period	1,821,038	1,716,207

Accumulated other comprehensive income (loss)
Balance — beginning of period	49,555	(9,081)
Cumulative effect adjustment relating to the adoption of FAS 157 and 159	(45,463)	—

Adjusted balance – beginning of period	4,092	(9,081)
Net change in unrealized (losses) gains on investments	(701)	8,657
Net change in currency translation adjustments	3	4

Balance — end of period	3,394	(420)

Retained deficit
Balance — beginning of period	(376,046)	(648,313)
Cumulative effect adjustment relating to the adoption of FAS 157 and 159	45,463	—

Adjusted balance – beginning of period	(330,583)	(648,313)
Net income	73,340	39,816
Dividends on common shares and warrants	(7,811)	(7,261)

Balance — end of period	(265,054)	(615,758)

Total Shareholders’ Equity	$1,559,564	$1,100,178

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)
For the Three Months Ended March 31, 2007 and 2006
(Expressed in thousands of United States Dollars)

	2007	2006
	(Unaudited)
Cash flows provided by (used in) operating activities:
Net income	$73,340	$39,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion (amortization) of premium/(discount) on fixed maturities	(718)	2,235
Depreciation	352	317
Equity in earnings of other ventures	—	(126)
Share-based compensation	1,762	1,234
Net realized losses on available-for-sale investments	—	3,960
Net realized gains on marketable securities	(8,777)	—
Net realized losses on trading portfolio	—	436
Net unrealized losses on trading portfolio	—	1,689
Net unrealized gains on marketable securities	(7,310)	—
Net realized foreign exchange losses on marketable securities	379	751
Net foreign exchange losses (gains) on cash and cash equivalents	155	(390)
Net unrealized gain on derivatives	(1,694)	—
Net realized loss on disposal of equipment	—	5
Accretion of Senior Notes	30	30
Change in:
Unearned premium ceded	(39,668)	(13,408)
Premiums receivable	(58,784)	(12,921)
Restricted cash	30,082	—
Deferred acquisition costs	(7,031)	3,601
Reinsurance receivable on paid losses	(12,731)	2,713
Reinsurance recoverable on unpaid losses	13,651	14,135
Loss and loss adjustment expense reserves	(83,712)	(96,986)
Unearned premium	86,251	27,670
Reinsurance balances payable	30,892	(33,456)
Accounts payable, accrued expenses and other liabilities	(13,283)	(2,491)
Minority interest in undistributed net income of Blue Ocean	12,688	2,921
Purchases of fixed maturities — trading	—	(618,736)
Proceeds from sale and maturity of trading securities	—	307,722
Other	(1,437)	34,672

Net cash provided by (used in) operating activities	14,437	(334,607)

Cash flows provided by investing activities:
Purchases of fixed maturities — available-for-sale	—	(935,497)
Purchases of marketable securities	(448,854)	—
Purchases of equity investments – available-for-sale	—	(22,953)
Purchase of other investments	(1,448)	—
Proceeds from sale and maturity of marketable securities	534,544	—
Proceeds from sale of fixed maturities — available-for-sale	—	916,986
Proceeds from maturity of fixed maturities — available-for-sale	—	21,586
Proceeds from sale of equity investments – available-for-sale	—	5,832
Settlement of other investments	(409)	—
Investment of securities lending collateral	96,141	42,032
Purchases of equipment	(630)	(1,083)
Sale of equipment	—	4

Net cash provided by investing activities	179,344	26,907

Cash flows provided by financing activities:
Net proceeds from minority interest	—	36,638
Issue of common shares, net	56	69
Securities lending collateral paid	(96,141)	(42,032)
Dividends paid	(7,780)	(7,226)
Proceeds from issuance of junior subordinated debt securities	—	100,000

Net cash (used in) provided by financing activities	(103,865)	87,449
Effects of exchange rate changes on foreign currency cash	(155)	390

Increase (decrease) in cash and cash equivalents	89,761	(219,861)

Cash and cash equivalents — Beginning of period	313,093	450,146

Cash and cash equivalents — End of period	$402,854	$230,285

(1)	Prior to the adoption of FAS 159, the Company’s only securities classified as trading were those held by Blue Ocean Re. Under FAS 95, cash flows associated with these investments were previously required to be shown as being provided by (used in) operating activities. However, FAS 159 amends this guidance and requires that the cash flows from trading securities be classified in the statement of cash flows according to their nature and purpose. On this basis, these cash flows have been included with those provided by (used in) investing activities as this is consistent with the nature and purpose for which the Company holds these securities. Prior periods have not been revised to reflect this change.
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
     On December 30, 2005, the Company initially invested in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), the holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is incorporated in Bermuda and is registered as a Class 3 insurer formed to write property catastrophe retrocessional protection. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services. As at March 31, 2007, the Company beneficially owned 1,077,390 common shares, or 42.2% of Blue Ocean’s outstanding common shares, and 33.6% of Blue Ocean’s preferred shares. Blue Ocean is considered a “variable interest entity” (“VIE”) as defined under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 as amended” (“FIN 46R”). The Company has been determined to be the primary beneficiary and, as a result, Blue Ocean is consolidated into the financial statements of the Company. However, future revisions to Blue Ocean’s capital structure and/or the Company’s operating agreements may lead to different conclusions regarding consolidation in future periods. The consolidated financial statements also include the accounts of Loudoun Re (“Loudoun”), as discussed below.
     Montpelier Re has one wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited (“MMSL”). MMSL was incorporated on November 19, 2001 and provides business introduction and other support services to Montpelier Re. Another subsidiary, Montpelier Holdings (Barbados) SRL (“MHB”) was dissolved on July 18, 2006. MHB was the registered holder of certain types of securities until February 1, 2006 when all securities held by MHB were transferred to the Montpelier Re investment portfolio. Loudoun is a captive insurance company incorporated in the United States. Montpelier Re has no equity investment in Loudoun; however, Montpelier Re financed Loudoun during 2004 through the issuance of a surplus note. Under FIN 46R, Loudoun is consolidated into the financial statements of Montpelier Re. Montpelier Re has also established a trust known as the Montpelier Re Foundation to promote or carry out charitable purposes. This trust is not consolidated into the financial statements of the Company.
     The unaudited consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission. In the opinion of management, these unaudited consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for subsequent quarters or the full fiscal year. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, the reserve for loss and loss adjustment expenses, losses recoverable, estimates of written and earned premiums and the fair value of other investments.
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. FAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company elected to adopt FAS 157 effective January 1, 2007.
     In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 amends FAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, and applies to all entities with available-for-sale and trading securities effective January 1, 2008. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. The Company elected to early adopt this Statement effective January 1, 2007. As a result, the Company now reports unrealized gains and losses associated with all its marketable securities in net income. With the exception of trading securities held by Blue Ocean, the Company previously reported unrealized gains and losses associated with marketable securities as changes in other comprehensive income. As a result, the adoption of FAS 159 has and will continue to have a material impact on the Company’s net income and consolidated financial statements. The effect of the first remeasurement to fair value has been recorded as a cumulative-effect adjustment to the opening balance of retained earnings. See Note 4 for additional information. Cash flows associated with these portfolios are reflected in cash flows provided by investing activities for 2007.
     Management believes that fully converted book value per share and the change in fully converted book value per share adjusted for dividends are measurements which are more meaningful to investors and other interested parties than earnings per share and other related measures. Whether unrealized gains and losses are reflected in earnings or in other comprehensive income has no effect on the calculation of fully converted book value per share. Furthermore, the time and expense associated with accounting for large portfolios of available-for-sale securities can be considerable. For these reasons, management has decided to adopt FAS 159 and early adopt FAS 157.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 effective January 1, 2007. There have not been any changes to the reported results as a result of the adoption of FIN 48. The Company has taken an uncertain tax position in its determination that it is not subject to U.S. income tax. Management believes that the Company conducts substantially all operations in Bermuda in a manner such that the Company is not engaged in a trade or business in the U.S. and, as a result, is not subject to U.S. income tax. Accordingly, the Company has not recorded any tax liabilities or recognized any tax expense in relation to U.S. taxation. For further information see “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
2. Significant Accounting Policies
  Investments and cash
     During the first quarter of 2007, the Company elected to adopt FAS 157 and FAS 159 as described above. The Company’s and Blue Ocean’s marketable securities are carried at fair value, based on quoted market prices. The net unrealized appreciation or depreciation on marketable securities are included in net realized and unrealized gains (losses) on marketable securities for the three months ended March 31, 2007, however only realized gains on the Company’s and realized and unrealized gains on Blue Ocean’s marketable securities are included for the three months ended March 31, 2006.
     Other investments are recorded at fair value based on financial information received and other information available to management, including factors restricting the liquidity of the investments.
     Other investments are reviewed to determine if they have sustained an impairment in value that is considered to be other than temporary. This review involves consideration of several factors including (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment. Unrealized depreciation in the value of other investments considered by management to be other than temporary, is charged to income in the period it is determined.

     Marketable securities are recorded on a trade date basis. Gains and losses on sales of marketable securities are determined on the first-in, first-out basis and are included in income when realized.
     Net investment income is stated net of investment management and custody fees. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on marketable fixed maturities purchased at amounts different from their par value.
     Cash and cash equivalents include amounts held in banks and time deposits with maturities of less than three months from the date of purchase.
     The Company participates in a securities lending program whereby certain of its marketable fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent.
  Employee Incentive Plans
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (revised 2004), “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the quarters ended March 31, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.
     The initial liability for the Performance Shares under the Company’s Long-Term Incentive Plan (“LTIP”) are based on the number of awards granted, the share price at the grant date, and an assumed 100% harvest ratio and are expensed over the vesting period of the Performance Shares granted. At the end of the sixth quarter and every quarter thereafter of each three-year performance period, the Company reassesses the projected results for each performance period and adjusts the accrued LTIP liability as necessary. The Company recalculates the liability under the LTIP as the Company’s financial results evolve and the share price changes and reflects such adjustments in income in the period in which they are determined. Final determination of actual performance and amount of payment is at the sole discretion of the Compensation and Nominating Committee of the Board of Directors.
     The RSU share-based compensation cost is valued at the grant date using the number of RSUs granted under the LTIP and the weighted average grant date fair value. This value is expensed over the vesting period. Vesting is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares underlying the RSUs lapse at the end of each respective performance period.
3. Reinsurance
     In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers. All of the Company’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance has been purchased to protect the Company against the risk of future losses as opposed to covering losses that have already occurred but have not been paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent the Company has also purchased quota share reinsurance with respect to specific lines of business. The Company also purchases Industry Loss Warranty Policies (“ILWs”) which provide coverage for certain losses incurred by the Company provided they are triggered by events exceeding a specified industry loss size. In addition, for certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against gross premiums written.
     The Company has also entered into a derivative transaction which provides reinsurance-like protection. As the coverage responds to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses that the Company incurs, this transaction is accounted for as a weather derivative in accordance with the guidance in EITF 99-2, “Accounting for Weather Derivatives” (“EITF 99-2”) and not as a reinsurance transaction. In accordance with the guidance provided by EITF 99-2, this transaction has been valued by applying the intrinsic value method, which results in a $Nil value adjustment in the absence of an industry loss event triggering recovery.

     The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from underlying third party reinsurers.
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
     The earned reinsurance premiums ceded were $32.0 million and $65.8 million for the three months ended March 31, 2007 and 2006, respectively. Total recoveries netted against loss and loss adjustment expenses was $6.8 million and $35.6 million for the three months ended March 31, 2007 and 2006, respectively.
     The ratings* of the Company’s reinsurers related to reinsurance receivable on paid losses at March 31, 2007 are as follows:

Rating	Amount	% of Total
A++	$—	—%
A+	2,468	12.1
A	13,243	64.7
A-	4,316	21.1
B+	453	2.1
Not rated	—	—

Total receivable on paid losses	$20,480	100.0%

     The ratings* of the Company’s reinsurers related to reinsurance recoverable on unpaid losses at March 31, 2007 are as follows:

A++	$65,777	35.8%
A+	18,100	9.9
A	72,231	39.3
A-	13,064	7.1
B+	13,001	7.1
Not rated	1,479	0.8

Total recoverable on unpaid losses	$183,652	100.0%

*	Ratings from A.M. Best as at March 31, 2007.
     The Company does not believe that there are any amounts uncollectible from its reinsurers at this time.
4. Investments
     The inputs used to develop the fair value measurements as at March 31, 2007 were as follows:

Fair Value Measurements at March 31, 2007 Using:
		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant
	Fair Value at	Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2007	(Level 1)	(Level 2)	(Level 3)
Fixed maturities	$2,473.7	$2,473.7	$—	$—
Equity investment	$205.9	$205.9	$—	$—
Other investments	$26.5	$24.3	$2.2	$—
     In addition to the investments noted above, the securities lending collateral balance of $219.5 million represents “Level 1” investments carried at fair value.
     Fair value measurements using quoted prices in active markets for identical assets reflect the bid price or most recent sale price as of the close of business, depending on the pricing service used for the particular security.

     Fair value measurements using significant other observable inputs relate to the following:
•	The Company’s investment in Symetra, discussed below. The fair value is based primarily on third party reported net asset values. Other information available to management, including consideration of the investment’s liquidity, is also taken into account and is deemed to have an immaterial impact on the valuation as at March 31, 2007.

•	Unrealized gains and losses associated with the Company’s forward currency contracts (see Note 10). This value represents the difference between (a) the US dollars to be sold at the contracts’ settlement; and (b) the US dollar value of the currency to be purchased at the quarter-end forward rate. The credit worthiness of the counterparties is also taken into account, and is deemed to have an immaterial impact on the valuation as at March 31, 2007.

•	MCA’s $1.4 million investment in a private equity fund during the three months ended March 31, 2007, which is discussed below. On the basis of information available, the Company believes that the value of this investment is not considered to have changed materially since the date of the contribution.
     Included in the Company’s portfolio of other investments but excluded from this table is the Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III, which is carried at cost. For a further discussion of this investment, see Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
     Effective January 1, 2007, the Company elected to adopt FAS 159 for all of its marketable securities. These marketable securities continue to be carried at fair value, based on quoted market prices, however, effective January 1, 2007 any unrealized gains or losses are recorded in net realized and unrealized gains (losses) on investments in the consolidated income statement. This adoption has no impact on gains or losses associated with other investments. Changes in fair value for the three months ended March 31, 2007 are composed of the following ($ in millions):

Changes In Fair Value for the Three Months Ended March 31, 2007
	Net realized and			Total changes in fair	Changes in fair value
	unrealized gains (losses)	Net foreign exchange		value reflected in	reflected in other
Description	on investments	gains and losses	Other income	earnings	comprehensive income
Fixed maturities	$7.6	$0.5	$—	$8.1	$—
Equity investment	$7.7	$0.1	$—	$7.8	$—
Other investments	$—	$0.4	$0.9	$1.3	$(0.7)
   Other Investments
     Symetra, one of the Company’s unquoted investments, is carried at a fair value of $23.2 million and $23.9 million at March 31, 2007 and December 31, 2006, respectively, based on third party reported net asset values and other information available to management, with the unrealized gain included in accumulated other comprehensive income.
     The Company previously had an investment of 100,000 common shares in Rockridge Re Holdings Ltd (“Rockridge”), a Cayman reinsurance company established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail reinsurance risks principally from Montpelier Re. In December 2006, Rockridge ceased operations and returned 97% of its capital to investors and the unearned premium balance to Montpelier Re. See Note 6 for additional information.
     During the first quarter of 2007, the Company, through MCA, committed to invest $10.0 million in a U.S. private equity fund. As at March 31, 2007, $1.4 million of this amount had been drawn down.
5. Debt and Financing Arrangements
  Senior Notes
     The Company incurred interest expense on the Senior Notes for each of the three months ended March 31, 2007 and 2006 of $3.8 million and paid interest of $7.7 million.

   Junior Subordinated Debt Securities
     The Company incurred interest expense related to the Debentures for each of the three months ended March 31, 2007 and 2006 of $2.0 million, all of which was payable at March 31, 2007 and 2006.
   Blue Ocean Long-Term Debt
     Blue Ocean incurred interest expense for the three months ended March 31, 2007 related to the long-term debt issued on November 29, 2006, of $1.4 million, all of which was payable at March 31, 2007.
   Letter of Credit Facilities
     As neither Montpelier Re nor Blue Ocean Re are admitted insurers or reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re and Blue Ocean Re to provide letters of credit to clients.
     The following table details the Company’s, Montpelier Re’s and Blue Ocean Re’s letter of credit facilities as at March 31, 2007 ($ in millions):

	Credit Line	Usage	Expiry Date
Secured operational LOC facility — syndicated facility Tranche B	$225.0	$163.9	Aug. 2010
Syndicated 5-Year facility	$500.0	$66.2	Jun. 2011
Syndicated 364 Day facility	$500.0	$245.8	Jun. 2007
Bilateral facility A	$100.0	$60.2	N/A
Blue Ocean Re — Bank of New York	$250.0	$50.0	N/A
Blue Ocean Re — Merrill Lynch	$50.0	$20.0	May 2007
     All of the Company’s, Montpelier Re’s and Blue Ocean Re’s letter of credit facilities are used for general corporate purposes.
   Trust Agreements
     As Blue Ocean Re writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at March 31, 2007 and December 31, 2006, restricted assets associated with the trust funds consisted of cash of $5.4 million and $35.5 million, respectively, and fixed maturity investments of $316.8 million and $335.6 million, respectively.
6. Related Party Transactions
     As at March 31, 2007, one of the Company’s directors was also on the Board of Directors of White Mountains Insurance Group (“White Mountains”), which beneficially owned 6.8% and 14.0% (including warrants) of the Company at March 31, 2007 and 2006, respectively. White Mountains disposed of all of its holdings in the Company subsequent to March 31, 2007. See Note 16 for additional information.
     White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains, provides investment advisory and management services. The Company pays investment management fees based on the weighted average balances of assets held under management. The fees, which vary depending on the amount of assets under management, are included in net investment income. The Company incurred an average annualized fee of 0.09% for each of the three months ended March 31, 2007 and 2006.
     The following amounts relate to White Mountains Advisors LLC for the periods indicated ($ in millions):

	Three Months
	Ended
	March 31,
	2007	2006
Investment manager fees expensed	$0.4	$0.6
Investment manager fees payable	$0.4	$0.7
     In the ordinary course of business, the Company entered into one reinsurance agreement with OneBeacon Insurance Group, a subsidiary of White Mountains. Aggregate annual premiums from these agreements were $0.3 million for each of the three months ended March 31, 2007 and 2006.

     As described in Note 4, Montpelier Re had an investment in Rockridge. Montpelier Re ceded reinsurance premium to Rockridge during the three months ended March 31, 2006, of $0.2 million, which accounted for 100% of the gross premiums written by Rockridge. Montpelier Re’s earnings in the equity of Rockridge are included in other income on the consolidated income statement. At March 31, 2007, Rockridge owed Montpelier Re $1.3 million related to the remaining capital balance and incentive fees which Montpelier Re expects to receive during the second quarter of 2007, when Rockridge is formally dissolved.
     Wilbur L. Ross, Jr. is a member of the Company’s Board of Directors. Two investment funds managed by WL Ross & Co. own 5.8% of the Company’s common shares at March 31, 2007. WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., the investors in Montpelier Re Holdings Ltd. described above, owned 9.8% of the outstanding common shares of Blue Ocean at March 31, 2007. Wilbur L. Ross, Jr. is one of five members of the Board of Directors of Blue Ocean. The Company’s ownership interest in Blue Ocean Holdings is described in Note 1.
     During the three month periods ended March 31, 2007 and 2006, Blue Ocean Re expensed $4.3 million and $0.3 million, respectively, in underwriting and performance fees related to the Underwriting Agreement that MAL has in place with Blue Ocean. These fees are included in other income in MAL and eliminated in the Company’s consolidated financial statements.
7. Minority Interest
     As at March 31, 2007 and December 31, 2006, the Company beneficially owned 1,077,390 common shares or 42.2% of Blue Ocean’s outstanding common shares. At March 31, 2007 and December 31, 2006, the Company beneficially owned 33.6% of Blue Ocean’s preferred shares.
     “Minority interest — Blue Ocean preferred shares” on the Company’s consolidated balance sheet represents the preferred shares owned by the minority shareholders of Blue Ocean:

	As at
	March 31, 2007	December 31, 2006
Balance — Beginning of period	$61,586	$54,166
Issue of preference shares	—	1
Additional paid-in-capital	—	255
Increase in dividends payable	1,796	7,164

Balance — end of period	$63,382	$61,586

     “Minority interest — Blue Ocean common shares” on the Company’s consolidated balance sheet represents the share of the Company’s net assets owned by the minority shareholders of Blue Ocean:

	As at
	March 31, 2007	December 31, 2006
Balance — Beginning of period	$176,792	$109,722
Issue of common shares	—	3
Additional paid-in-capital	—	35,179
Offering expenses	—	(170)
Retained earnings	10,892	32,058

Balance — end of period	$187,684	$176,792

8. Shareholders’ Equity
Authorized and Issued
     At March 31, 2007 and December 31, 2006, the total authorized common voting shares of the Company were 1,200,000,000 with a par value of 1/6 cent each.

     The following table is a summary of common voting shares issued and outstanding:

	As at
	March 31, 2007	December 31, 2006
Balance — beginning of period	111,775,682	89,178,490
Issue of common shares	—	6,896,552
Directors share unit conversion	2,440	5,840
Common shares issued under forward sale agreements and share issuance agreement	—	15,694,800

Balance — end of period	111,778,122	111,775,682

     For the three month periods ended March 31, 2007 and 2006, participating directors in the Directors Share Plan received a quarterly allotment of share units, resulting in an increase in additional paid-in capital of $0.1 million for each period.
Forward Sale Agreements
     On May 31, 2006, the Company entered into two equity forward sale agreements under which it agreed to sell its common shares to an affiliate of Credit Suisse Securities (USA) LLC (the “forward counterparty”) at minimum floor prices specified for each forward sale agreement. On March 1, 2007, the Company notified the forward counterparty, pursuant to the terms of the first forward sale agreement relating to up to 7,774,800 common shares of the Company, that it had elected net share settlement as the applicable settlement method for all agreement components. In the course of the settlement, since the valuation price for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries were required to be made by the Company or the forward counterparty. Therefore, there was no effect on the Company’s consolidated financial statements resulting from the net share settlement of such agreement.
Dividends
     Quarterly dividends declared on common voting shares and warrants for both three month periods ended March 31, 2007 and 2006 amounted to $0.075 per common voting share and warrant. The total amount of dividends paid to holders of the Company’s common voting shares, warrants and RSU holders for the three months ended March 31, 2007 and 2006 was $7.8 million and $7.2 million, respectively.
9. Cat Bond Total Rate of Return Swap Facility (the “Facility”)
     Under the $100.0 million Facility which the Company entered into in June 2006, the Company receives contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The quarterly net contract payments are included in other income. The difference between the notional capital amounts of the cat bonds and their market values is marked to market and included as other income over the terms of the swap agreements. The counterparty’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which will equal the amount of the facility utilized, after adjustments for credit quality. As at March 31, 2007, the Company had entered into seven cat bond total rate of return swap transactions having a combined notional capital amount of $48.7 million.
10. Foreign Currency Exchange Contracts
     The Company has entered into foreign currency exchange agreements that represent an obligation to purchase or sell a specified currency at a future date, at a price set at the time of the contract. These agreements will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies; rather, they allow the Company to establish a rate of exchange for a future point in time. At March 31, 2007 and December 31, 2006, the Company was party to outstanding foreign currency exchange agreements having a notional exposure of $71.9 million and $64.6 million, respectively.
     Under FAS 133 forward exchange agreements are accounted for as derivative transactions. The Company has included contract gains or losses in net foreign exchange (losses) gains with the contract fair values recorded as part of other investments.
11. Segment Reporting
     The Company operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier Re is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean Re commenced writing collateralized property catastrophe retrocessional coverage to other reinsurance companies on January 1, 2006, which gave rise to the Collateralized Property Catastrophe Retrocessional Business segment in 2006.

     The following table summarizes the identifiable assets by segment as at the periods indicated ($ in millions):

	As at
	March 31, 2007	December 31, 2006
Rated Reinsurance and Insurance Business	$3,396,692	$3,388,548
Collateralized Property Catastrophe Retrocessional Business	543,272	510,208

Total	$3,939,964	$3,898,756

     A summary of the significant components of our revenues and expenses by segment is as follows for the three months ended March 31, 2007 and 2006 ($ in millions):

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended March 31, 2007	Business	Business	Elimination	Total
Gross premiums written	$231.2	$29.8	$—	$261.0
Gross premiums earned	152.2	22.5	—	174.7
Reinsurance premiums ceded earned	32.0	—	—	32.0
Net premiums earned	120.2	22.5	—	142.7
Loss and loss adjustment expenses	59.6	—	—	59.6
Acquisition costs	16.9	1.6	—	18.5
General and administrative expenses	15.2	4.5	(4.3)	15.4

Underwriting income	28.5	16.4	4.3	49.2
Net investment income	27.2	6.8	(0.9)	33.1
Financing expense	6.6	1.9	—	8.5
Other income	14.4	—	(12.3)	2.1
Other operating expense	2.9	—	—	2.9

Net income before realized and unrealized gains and foreign exchange (1)	60.6	21.3	(8.9)	73.0
Net realized and unrealized gains on marketable securities	15.0	0.3	—	15.3
Net foreign exchange losses	(2.3)	—	—	(2.3)

Net income before minority interest	$73.3	$21.6	$(8.9)	$86.0

Minority interest expense — Blue Ocean				12.7

Net income				$73.3

Other comprehensive income (loss) items (1)				(0.7)

Comprehensive income				$72.6

(1)	Effective January 1, 2007, the Company elected to adopt FAS 159 for all of its marketable securities. These marketable securities continue to be carried at fair value, based on quoted market prices, however, effective January 1, 2007 any unrealized gains or losses are recorded in net realized and unrealized gains (losses) on investments in the consolidated income statement. Prior periods were not amended for this change.

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended March 31, 2006	Business	Business	Elimination	Total
Gross premiums written	$203.0	$21.9	$—	$224.9
Gross premiums earned	192.9	4.3	—	197.2
Reinsurance premiums ceded earned	65.8	—	—	65.8
Net premiums earned	127.1	4.3	—	131.4
Loss and loss adjustment expenses	50.9	—	—	50.9
Acquisition costs	33.6	0.3	—	33.9
General and administrative expenses	14.5	0.5	(0.3)	14.7

Underwriting income	28.1	3.5	0.3	31.9
Net investment income	26.4	3.3	(0.9)	28.8
Financing expense	7.1	—	—	7.1
Other income	1.4	—	(1.2)	0.2
Other operating expense	4.8	—	—	4.8

Net income before realized losses and foreign exchange	44.0	6.8	(1.8)	49.0

Net realized losses on investments	(4.7)	(2.1)	—	(6.8)
Net foreign exchange gains	0.5	—	—	0.5

Net income before minority interest	$39.8	$4.7	$(1.8)	$42.7

Minority interest expense — Blue Ocean				2.9

Net income				$39.8

Other comprehensive income (loss) items (1)				8.7

Comprehensive income				$48.5

(1)	Relates to Rated Reinsurance and Insurance Business reporting segment only.
     The following tables set forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated ($ in millions):
Gross Premiums Written by Line

	Three Months Ended March 31,
	2007		2006
Rated Reinsurance and Insurance Business
Property Specialty	$45.1	17.3%	$64.2	28.5%
Property Catastrophe	151.3	58.0	96.6	43.0
Other Specialty	34.8	13.3	42.5	18.9
Qualifying Quota Share	—	—	(0.3)	(0.1)

	231.2	88.6%	203.0	90.3%

Collateralized Property Catastrophe Retrocessional Business	29.8	11.4	21.9	9.7

Total	$261.0	100.0%	$224.9	100.0%

Reinstatement premiums	3.0		0.7

Total excluding reinstatement premiums	$258.0		$224.2

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended March 31,
	2007		2006
Rated Reinsurance and Insurance Business
USA and Canada	$97.0	42.0%	$123.7	60.9%
Western Europe, excluding the United Kingdom and Ireland	42.0	18.2	16.2	8.0
Worldwide(1)	38.6	16.7	28.1	13.8
Worldwide, excluding USA and Canada(2)	19.3	8.3	13.3	6.6
United Kingdom and Ireland	13.5	5.8	2.6	1.3
Japan	2.6	1.1	3.6	1.8
Others (3.5% or less)	18.2	7.9	15.5	7.6

Total	$231.2	100.0%	$203.0	100.0%

	Three Months Ended March 31,
	2007		2006
Collateralized Property Catastrophe Retrocessional Business
Worldwide(1)	$11.8	39.6%	$2.4	11.0%
USA and Canada	18.0	60.4	1.8	8.2
USA/Caribbean	—	—	13.9	63.4
Worldwide, excluding USA and Canada(2)	—	—	3.8	17.4

Total	$29.8	100.0%	$21.9	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the USA and Canada.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.
12. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows (1):

	Three Months Ended March 31,
	2007	2006
Basic earnings per common share:
Net income	$73,340	$39,816
Adjustment related to dividends paid on outstanding warrants	(538)	(538)

Adjusted net income	$72,802	$39,278
Weighted average common shares outstanding	111,776,495	89,179,101
Effect of common shares issued under share issuance agreement (2)	(15,694,800)	—

Weighted average common shares outstanding — Basic	96,081,695	89,179,101

Basic earnings per common share	$0.76	$0.44

Diluted earnings per common share:
Net income	$73,340	$39,816
Weighted average common shares outstanding	111,776,495	89,179,101
Effect of common shares issued under share issuance agreement (2)	(15,694,800)	—

Weighted average common shares outstanding — Basic	96,081,695	89,179,101
Dilutive effect of warrants	307,976	664,512
Dilutive effect of share equivalents	256,423	62,069
Dilutive effect of shares issueable in connection with forward sale agreements	—	—

Weighted average common and common equivalent shares outstanding — Diluted	96,646,094	89,905,682

Diluted earnings per common share	$0.76	$0.44

(1)	Commencing in the three months ended March 31, 2007, we have modified our method of calculating basic and diluted earnings per share. In the basic earnings per share calculation, dividends paid on warrants outstanding are deducted from net income. In calculating diluted earnings per share, we also consider the impact of increasing the number of dilutive shares by a portion of the warrants outstanding, calculated using the treasury stock method. Whichever adjustment is more dilutive is incorporated in the calculation of diluted earnings per share. Prior periods have been revised to reflect this approach, resulting in a reduction in basic earnings per share of $0.01 in the three months ended March 31, 2006. There was no change in previously reported fully diluted earnings per share for the 2006 period.

(2)	Shares outstanding issued under the share issuance agreement are discussed in Note 8.
13. Commitments and Contingent Liabilities
  Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The investment portfolio is managed following standards of diversification with restrictions on the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk to any one party associated with its investments other than concentrations in government and government-sponsored enterprises. The Company did not own an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at March 31, 2007 and 2006. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and therefore the Company faces credit risk in respect of these holdings.
     The Company underwrites the majority of its reinsurance and insurance business through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company. Concentrations of credit risk with respect to reinsurance balances are as described in Note 3.
   Litigation
     The Company and its subsidiaries, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at March 31, 2007 or 2006.
   Investment Commitment
     During the first quarter of 2007, the Company, through MCA, committed to invest $10.0 million in a U.S. private equity fund. As at March 31, 2007, $1.4 million of this amount had been drawn down.
14. Employee Incentive Plans
  Montpelier Long-Term Incentive Plan (“LTIP”)
     The LTIP is the Company’s primary long-term incentive scheme for certain key employees, non-employee directors and consultants of the Company and its subsidiaries. At the discretion of the Board’s Compensation and Nominating Committee (the “Committee”), incentive awards, the value of which is based on the Company’s common shares, may be made to eligible plan participants. For additional detail regarding the LTIP plan refer to the Company’s audited consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
     The total number of Performance Share awards outstanding under the LTIP related to the 2005-2007 performance period at March 31, 2007 was 400,000 (or up to 800,000 common shares should the maximum harvest of 200% of awards for the 2005-2007 performance period apply). On April 2, 2007, the Performance Shares issued under the 2005-2007 period were cancelled as there was no expected payout related to this performance period due to the effects that the hurricanes that occurred during 2005 had on our operating results.

     For both the 2006-2008 and 2007-2009 performance periods, the primary performance target for all participants for a 100% harvest ratio of Performance Shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital.
     For the 2006-2008 performance period, the Committee granted 172,000 Performance Share awards (or up to 344,000 common shares should the maximum harvest of 200% of awards for the 2006-2008 performance period apply). In addition, the Committee authorized a maximum of 456,000 RSUs for this performance period. The RSU share-based compensation cost was valued at $7.9 million at January 1, 2006 using the weighted average grant date fair value of $18.27. The Company expensed $0.6 million and $1.2 million of this amount during the three months ended March 31, 2007 and 2006, respectively. The unrecognized share-based compensation cost of $2.5 million at March 31, 2007 is expected to be recognized over the remaining vesting period. Vesting of the RSUs is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008.
     For the 2007-2009 performance period, the Committee granted 172,000 Performance Share awards (or up to 344,000 common shares should the maximum harvest of 200% of awards for the 2007-2009 performance period apply). In addition, the Committee authorized a maximum of 456,000 RSUs related to this performance period. The RSU share-based compensation cost was valued at $8.0 million at the date of grant, which was December 14, 2006, using the weighted average grant date fair value of $17.97 per share. The Company expensed $1.2 million of this amount during the three months ended March 31, 2007. The unrecognized share-based compensation cost of $6.8 million at March 31, 2007 is expected to be recognized over the remaining vesting period. Vesting of the RSUs is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2009.
     Activity related to the RSUs granted by the Committee related to the 2006-2008 performance period is as follows:

RSUs for
Common
Shares
Unvested restricted shares at December 31, 2006	290,888
Granted	—
Vested	—
Forfeited	—
Unvested restricted shares at March 31, 2007	290,888
     Activity related to the RSUs granted by the Committee related to the 2007-2009 performance period is as follows:

RSUs for
Common
Shares
Unvested restricted shares at December 31, 2006	—
Granted	451,000
Vested	—
Forfeited	—
Unvested restricted shares at March 31, 2007	451,000
     Under the provisions of FAS 123R, the recognition of share-based compensation is recorded as compensation expense and as additional paid-in capital.
15. Statutory Requirements
     Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For the three months ended March 31, 2007 and 2006, Montpelier Re satisfied these requirements.
     Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expenses. For the three months ended March 31, 2007 and 2006, Blue Ocean Re satisfied these requirements.
     Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met by Montpelier Re and Blue Ocean Re for the three months ended March 31, 2007 and 2006.
     The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.
     The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends to shareholders.
16. Subsequent Event
     On May 1, 2007, the Company repurchased from White Mountains 939,039 of the Company’s common voting shares which have a par value of 1/6 cent per share and 7,172,375.5 outstanding warrants, which represents all of the Company’s outstanding warrants, for a total purchase price of $65.0 million. As a result, White Mountains has disposed of all of its holdings in the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of our results of operations for the three months ended March 31, 2007 and 2006 and financial condition as at March 31, 2007. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
     This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement under “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
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
Outlook and Trends
     Pricing in most insurance and reinsurance markets is generally cyclical in nature. In 2006 we generally saw significant price increases in U.S. peak property zones, particularly on business exposed to hurricanes and earthquakes. These increases were a result of the catastrophic hurricanes that occurred in 2004 and 2005. We believe the large industry losses caused by these events led to an increase in the perception of catastrophe risk by market participants creating a supply/demand imbalance.
     Outside of property business in U.S. peak zones, pricing during 2006 was mixed as we observed instances of upward price movement and, more frequently, price decreases. This downward trend, which we expect to continue, may accelerate due to the market intervention by the state of Florida on hurricane exposed business during the first quarter of 2007.
     Barring any significant catastrophes, we expect to see adverse pricing trends in virtually all property and casualty reinsurance and insurance markets for the remainder of 2007 driven by a surplus of reinsurance capacity and a desire for increased diversification.
Results of Operations
  For the Three Months Ended March 31, 2007 and 2006
     The $33.5 million increase in net income for the three months ended March 31, 2007, as compared to the same period in 2006 was principally driven by the following factors:
•	An increase in gross premiums written and earned as discussed below;

•	A decrease in acquisition costs as a result of the change in business mix over the past fifteen months from proportional business to excess of loss business, which generate significantly lower levels of acquisition costs;

•	An increase in realized and unrealized gains on marketable securities. See realized and unrealized gains section below for additional information;

•	An increase in other income related to the catastrophe bond total rate of return swap facility and for interest received on funds advanced to ceding companies;

•	An increase in net investment income as a result of our higher average invested assets; and

•	A decrease in other operating expenses as a result of the non-recurring fees for the set-up of the catastrophe bond incurred during the three months ended March 31, 2006.

     These factors were partially offset by:
•	Lower favorable development of $8.1 million in 2007, as compared to $15.7 million in 2006, on loss and loss adjustment expense reserves; and

•	An increase in financing expense due to the interest incurred related to Blue Ocean’s long-term debt.
     The following table summarizes our book value per common share as at the periods indicated:

	As at	As at
	March 31, 2007	December 31, 2006
Book value per share (1)	$16.23	$15.54
Fully converted book value per share (2)	$16.08	$15.46

(1)	Based on total shareholders’ equity divided by basic shares outstanding, excluding the common shares issued and outstanding under the share issuance agreement discussed in the Capital Resources section below.

(2)	Fully converted book value per share at March 31, 2007 is based on total shareholders’ equity divided by common shares outstanding of 111,778,122 less 15,694,800 common shares subject to the share issuance agreement entered into in connection with the forward sale agreements discussed in the Capital Resources section below, plus common shares issuable upon conversion of outstanding share equivalents of 928,675 at March 31, 2007. Fully converted book value per share at December 31, 2006 is based on total shareholders’ equity divided by common shares outstanding of 111,775,682 less 15,694,800 common shares subject to the share issuance agreement entered into in connection with the forward sale agreements discussed in the Capital Resources section below, plus common shares issuable upon conversion of outstanding share equivalents of 473,771 at December 31, 2006. Warrants outstanding at March 31, 2007 and December 31, 2006 are not included in the calculations as their exercise price is greater than the book value per share.
     We ended the quarter with a fully converted book value per share (as defined above) of $16.08, an increase of $0.62 from December 31, 2006. The return on the change in fully converted book value per share from December 31, 2006 to March 31, 2007 after giving effect to the dividends of $0.075 per common share and warrant, excluding 15,694,800 common shares subject to the share issuance agreement entered into in connection with the forward sale agreements, was 4.4% for the three months ended March 31, 2007. For these purposes, fully converted book value per share assumes that the warrants are not exercised if the book value per share is less than the strike price. We believe that this measure most accurately reflects the return made by our shareholders as it takes into account the effect of dilutive securities and dividends.
     We believe that fully converted book value per share and the change in fully converted book value per share adjusted for dividends are measurements which are important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, these measures may not be comparable to similarly titled measures used by companies either outside or inside the insurance industry. These measures may be incorporated into the formulae applied by our Compensation and Nominating Committee when determining the harvest ratio under our Performance Unit Plan and our Long-Term Incentive Plan.

     A summary of the significant components of our revenues and expenses by segment is as follows for the three months ended March 31, 2007 and 2006 ($ in millions):

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended March 31, 2007	Business	Business	Elimination	Total
Gross premiums written	$231.2	$29.8	$—	$261.0
Gross premiums earned	152.2	22.5	—	174.7
Reinsurance premiums ceded earned	32.0	—	—	32.0
Net premiums earned	120.2	22.5	—	142.7
Loss and loss adjustment expenses	59.6	—	—	59.6
Acquisition costs	16.9	1.6	—	18.5
General and administrative expenses	15.2	4.5	(4.3)	15.4

Underwriting income	28.5	16.4	4.3	49.2
Net investment income	27.2	6.8	(0.9)	33.1
Financing expense	6.6	1.9	—	8.5
Other income	14.4	—	(12.3)	2.1
Other operating expense	2.9	—	—	2.9

Net income before realized and unrealized gains (losses) and foreign exchange	60.6	21.3	(8.9)	73.0

Net realized and unrealized gains on marketable securities	15.0	0.3	—	15.3
Net foreign exchange losses	(2.3)	—	—	(2.3)

Net income before minority interest	$73.3	$21.6	$(8.9)	$86.0

Minority interest expense — Blue Ocean				12.7

Net income				$73.3

Other comprehensive income (loss) items (1)				(0.7)

Comprehensive income				$72.6

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended March 31, 2006	Business	Business	Elimination	Total
Gross premiums written	$203.0	$21.9	$—	$224.9
Gross premiums earned	192.9	4.3	—	197.2
Reinsurance premiums ceded earned	65.8	—	—	65.8
Net premiums earned	127.1	4.3	—	131.4
Loss and loss adjustment expenses	50.9	—	—	50.9
Acquisition costs	33.6	0.3	—	33.9
General and administrative expenses	14.5	0.5	(0.3)	14.7

Underwriting income	28.1	3.5	0.3	31.9
Net investment income	26.4	3.3	(0.9)	28.8
Financing expense	7.1	—	—	7.1
Other income	1.4	—	(1.2)	0.2
Other operating expense	4.8	—	—	4.8

Net income before realized losses and foreign exchange	44.0	6.8	(1.8)	49.0

Net realized losses on investments	(4.7)	(2.1)	—	(6.8)
Net foreign exchange gains	0.5	—	—	0.5

Net income before minority interest	$39.8	$4.7	$(1.8)	$42.7

Minority interest expense — Blue Ocean				2.9

Net income				$39.8

Other comprehensive income (loss) items (1)				8.7

Comprehensive income				$48.5

(1)	Relates to Rated Reinsurance and Insurance Business only. Effective January 1, 2007, we elected to adopt FAS 159. As a result,

we now report unrealized gains and losses associated with all of our marketable securities as part of net income. For all prior periods, these changes are included in other comprehensive income (loss) items.
   Gross Premiums Written
     Details of gross premiums written by line of business are provided below ($ in millions):
Gross Premiums Written by Line

	Three Months Ended March 31,
	2007		2006
Rated Reinsurance and Insurance Business
Property Specialty	$45.1	17.3%	$64.2	28.5%
Property Catastrophe	151.3	58.0	96.6	43.0
Other Specialty	34.8	13.3	42.5	18.9
Qualifying Quota Share	—	—	(0.3)	(0.1)

	231.2	88.6%	203.0	90.3%

Collateralized Property Catastrophe Retrocessional Business	29.8	11.4	21.9	9.7

Total	$261.0	100.0%	$224.9	100.0%

Reinstatement premiums	3.0		0.7

Total excluding reinstatement premiums	$258.0		$224.2

     Gross premiums written increased for the three months ended March 31, 2007 by 16.1% as compared to the same period in 2006, mainly as a result of the following:
•	An increase in property catastrophe business written as we deployed more natural catastrophe capacity to January contracts as we feel the pricing on this business is going to trend downwards later in 2007; and
•	An increase in collateralized property retrocessional business written due to the fact that Blue Ocean was fully operational during the fourth quarter of 2006, thereby allowing it to write business incepting during the January 2007 renewal period.
     These factors were partially offset by:
•	A decrease in proportional business written as we continue our focus on writing excess of loss business; and
•	A decrease in casualty business written as rates have been declining and terms and conditions have weakened during the first quarter of 2007.
     As discussed above, we allocated more capacity to January renewals. This decision reverses the approach we adopted in 2006 when we held back capacity at the January renewal period and deployed more capacity on mid-year renewals. Although current rate levels remain healthy, we expect premium volume to decline for the remainder of the year.
     For the three months ended March 31, 2007 casualty business represented approximately 5.3% of our gross premiums written compared to 8.5% for the same period in 2006. Casualty business written decreased for the three months ended March 31, 2007 as compared to 2006 mainly due to declining rates and the tightening of terms and conditions related this line of business. Casualty business includes medical malpractice, specialized errors and omissions business and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis.
     Effective January 1, 2006, Blue Ocean Re commenced writing collateralized property catastrophe retrocessional business. Blue Ocean is presently consolidated into our consolidated financial statements and the portion of Blue Ocean’s earnings and shareholders equity held by third parties is recorded in the consolidated financial statements as minority interest.

     As expected, we have reduced our writings of Other Specialty business during the first quarter of 2007, mainly in the casualty area as discussed above. Due to the increasing competition and weaker demand for retrocessional business, Blue Ocean Re expects to write a reduced amount of business in 2007 as compared to 2006.
     Looking ahead to future periods, it still remains difficult to predict the amount of premiums we will write. However, we do expect premium volume to fall for the remainder of the year in many areas of our business. We expect that the most significant decline will be in Blue Ocean Re’s writing of collateralized property catastrophe retrocessional business, due to increasing competition and lower prices. Blue Ocean Re will likely write minimal business during the second quarter of 2007 and no business in the third and fourth quarters. Further, in many areas of our business we expect some direct or indirect adverse impact on the level of gross premiums written arising from recent legislation in Florida. Under the new legislation, state sponsored entities will significantly increase their assumption of property catastrophe risk in Florida, a significant market.
     Various factors will continue to affect our appetite and capacity to write risk. These include the impact of increasing frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations. In addition, the mix of business will significantly affect our ultimate premium volume. For example, as noted above, consistent with the latter part of 2006, we have replaced some proportional business and used that capacity to write excess of loss protections, which generate less premium per dollar of risk but have a higher expected profit margin. The level of reinstatement premiums written in future periods will also be dependant upon the volume of catastrophes that occur.
   Reinsurance Premiums Ceded

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Rated Reinsurance and Insurance Business
Reinsurance premiums ceded	$71.7	$79.2
Reinstatement premium	(0.1)	7.5

Total excluding reinstatement premium	$71.8	$71.7

     We did not cede any reinsurance premiums related to the Collateralized Property Catastrophe Retrocession segment for the three months ended March 31, 2007 or 2006.
     In the 2007 and 2006 periods we purchased retrocessional excess of loss protection against individual risk losses on our direct and facultative book and against catastrophes on our overall property writings. During both periods we have also purchased large event protection coverage, including Industry Loss Warranty (“ILW”) reinsurance protection. In addition, we purchased quota share protection against our 2007 and 2006 property business, specific protection for our direct and facultative business, and retrocessional stop-loss protection against losses on our sabotage and terrorism writings. In 2006 we also purchased retrocessional stop-loss protection against losses on our casualty writings. We anticipate that reinsurance premiums ceded for 2007 will be lower than 2006.
     As reinstatement reinsurance premiums ceded were immaterial during the first three months of 2007, reinstatement premium ceded represented Nil% of loss recoveries, compared with 21.0% in 2006. This is due to the fact that we recorded loss recoveries during the first quarter of 2006 related to the 2005 hurricanes. There haven’t been any events that have pierced our outwards reinsurance coverage since then.
     As a result of the impact of catastrophes in 2005, traditional reinsurance markets provided a decreased level of catastrophe retrocessional capacity in 2006, particularly in peak exposure zones. As supply contracted and prices increased, the remaining traditional markets and certain non-traditional markets, such as hedge funds and investment banks, increasingly endeavored to provide protection through ILWs, under which the cedant’s prospect of recovery is based on the size of the market loss, as opposed to being solely tied to a cedant’s own ultimate net loss (“UNL”) which is the case under traditional reinsurance contracts. Therefore, ILWs require less underwriting due diligence and also leave the risk of incurring a disproportionately large share of an industry loss with the buyer of protection. For these reasons, ILWs are often more attractively priced from the ceding company’s perspective than UNL covers. The availability of traditional reinsurance and ILW reinsurance is a function of market capacity, which is in turn a function of the perceived returns that retrocessional providers expect to earn, and their appetite and capacity for assuming risk. The catastrophe losses in 2005 caused a degree of retrenchment by traditional markets and the advent of new capital and risk-bearing financial structures.

     Towards the end of 2006 and early 2007 traditional retrocessional capacity on a UNL basis became more readily available. In addition, the ILW capacity available has grown during this time. We have purchased more UNL capacity compared to 2006 as a result, but overall reinsurance purchasing has reduced as compared to 2006.
     During the three months ended March 31, 2006, we ceded property catastrophe reinsurance to Rockridge of $0.2 million.
     In addition to the reinsurance protection described above, effective December 30, 2005, we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events. We acquired this protection from Champlain Limited, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For this reason, this cover is accounted for as a weather derivative, rather than a reinsurance transaction. Paragraph 10 (e) of FAS 133 exempts weather derivatives from the fair value requirements of that Statement. For accounting guidance, we followed the provisions of EITF Abstract 99-2, “Accounting for Weather Derivatives,” which addresses non-exchange traded contracts indexed to climatic or geological variables. This abstract specifies that weather derivatives should be accounted for at fair value if these contracts are “entered into under trading or speculative activities.” As we entered into the transactions to mitigate our exposure to assumed reinsurance losses rather than for trading activity, the weather derivatives have been measured by applying the “intrinsic value method” as required by the Abstract. Our application of this method results in a $Nil value adjustment in the absence of an industry loss event triggering recovery. Should an industry loss event triggering a recovery occur, our application of the intrinsic value method would be expected to result in the present value of the expected ultimate recovery being recorded. Contract payments in relation to the catastrophe bond are calculated at 12.75% plus 8 basis points per annum on the coverage provided by the first tranche and 13.5% plus 8 basis points on the coverage provided by the second tranche. These costs are expensed as they are incurred and are included in other operating expenses.
     Excluding reinstatement premium ceded related to catastrophes which may occur during 2007, we anticipate that reinsurance premiums ceded written for 2007 will be lower than in 2006.
   Net Premiums Earned

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Gross premiums earned — Rated Reinsurance and Insurance Business	$152.2	$192.9
Gross premiums earned — Collateralized Property Catastrophe Retrocessional Business	22.5	4.3
Reinsurance premiums ceded earned — Rated Reinsurance and Insurance Business	(32.0)	(65.8)

Net premiums earned	$142.7	$131.4

     Net premiums earned increased during the three months ended March 31, 2007 as compared to 2006 mainly due to the increase in gross premiums written as discussed above. However, net premiums earned are expected to be lower for the remainder of 2007 mainly due to the expected decrease in gross premiums written for the remainder of 2007 as discussed above, partially offset by the expected decrease in outwards reinsurance purchased in 2007 as compared to 2006.
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

     For comparative purposes, our combined ratio and components thereof are set out below for the periods indicated:

	Three Months
	Ended March 31,
	2007	2006
Net loss and loss adjustment expense ratio — current period	47.5%	50.5%
Net loss and loss adjustment expense ratio – prior periods	(5.7%)	(11.8%)

Net loss and loss adjustment expense ratio – calendar period	41.8%	38.7%
Expense ratio	23.8%	37.0%

Combined ratio	65.6%	75.7%

     The nature of our business means that loss ratios can vary widely from period to period depending on the occurrence and severity of natural and man-made catastrophes. During the three months ended March 31, 2007 and 2006, we incurred below-average catastrophe losses, resulting in the low loss ratio for both periods.
     Net loss and loss adjustment expenses were $59.6 million and $50.9 million, respectively, for the three months ended March 31, 2007 and 2006. Reinsurance recoveries of $6.8 million and $35.6 million were netted against loss and loss adjustment expenses for the three months ended March 31, 2007 and 2006, respectively. The majority of the reinsurance recoveries in 2007 were from quota share protections related to 2006 and 2007 business. In 2006, most of the reinsurance recoveries related to the U.S. hurricanes which occurred during 2004 and 2005. For the three months ended March 31, 2007, $35.0 million of the net loss and loss adjustment expenses was due to European Windstorm Kyrill which occurred in January. We paid net losses of $129.6 million and $133.7 million for the three months ended March 31, 2007 and 2006, respectively. The majority of the paid losses in 2007 and 2006 related to claims from the hurricane losses as discussed above. We expect that our paid losses from the 2005 and 2004 catastrophes will begin to decrease in the next 12 months as the majority of claims will have been paid. At March 31, 2007, approximately 51.3% of our gross reserves related to Hurricanes Katrina, Rita and Wilma, which occurred during the last six months of 2005.
     The following are our net loss ratios by line of business:

	Three Months
	Ended March 31,
	2007	2006
Net Loss Ratios — Rated Reinsurance and Insurance Business:
Property Specialty	6.9%	44.4%
Property Catastrophe	68.4%	31.8%
Other Specialty	63.1%	45.2%
Overall Net Loss Ratio	41.8%	38.7%
Overall Gross Loss Ratio	38.0%	43.8%
     Because we stopped writing QQS business in 2004, earned premium for the above periods is minimal and as a consequence, the net loss ratio is no longer a meaningful measurement for this category.
     We did not record any loss and loss adjustment expenses related to the Collateralized Property Catastrophe Retrocessional Business for the three months ended March 31, 2007 or 2006.
     As discussed above, the 2007 quarter was impacted by European Windstorm Kyrill. This event resulted in $37.8 million of gross loss and loss adjustment expenses for the quarter. The 2007 gross loss ratio benefited from $6.3 million of favorable prior year development. In contrast, the 2006 quarter was not impacted by any large catastrophes, but there was $19.0 million of gross unfavorable prior year development due mostly to the 2005 hurricanes.

     The following tables set forth a reconciliation of our gross and net loss and loss adjustment expense reserves by line of business for the three months ended March 31, 2007 ($ in millions):
Gross Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Gross	Change in	Gross Paid	Losses for the	Gross
	Reserves at	Prior Years	Losses	2007 Year at	Reserves at
	December 31,	Estimates	During	March 31,	March 31,
	2006	During 2007	2007	2007	2007
Property Specialty	$372.9	$(11.0)	$(43.6)	$14.1	$332.4
Property Catastrophe	388.6	4.3	(75.2)	43.7	361.4
Other Specialty	327.7	0.4	(31.3)	14.9	311.7

Total	$1,089.2	$(6.3)	$(150.1)	$72.7	$1,005.5

Net Loss and Loss Adjustment Expense Reserves

				Estimated
				Ultimate
	Net	Change in	Net Paid	Losses for the	Net
	Reserves at	Prior Years	Losses	2007 Year at	Reserves at
	December 31,	Estimates	During	March 31,	March 31,
	2006	During 2007	2007	2007	2007
Property Specialty	$271.6	$(10.6)	$(29.5)	$13.0	$244.5
Property Catastrophe	302.9	2.5	(68.6)	40.3	277.1
Other Specialty	317.4	—	(31.5)	14.4	300.3

Total	$891.9	$(8.1)	$(129.6)	$67.7	$821.9

     The three months ended March 31, 2007 and 2006 include approximately $8.1 million and $15.7 million, respectively, of net favorable development from prior years. Favorable prior year development benefited the net loss ratio for the three months ended March 31, 2007 and 2006 by approximately 5.7% and 11.8%, respectively.
     The net favorable development during the three months ended March 31, 2007 of losses incurred during prior accident years primarily resulted from the following:
•	In the Property Specialty category, our gross estimated ultimate losses for prior years decreased by $11.0 million while our net estimated ultimate losses decreased by $10.6 million during the three months ended March 31, 2007. The benefit to the ultimate losses was from our direct and facultative and our proportional business. Claims activity on the direct and facultative book of business has been lower than expected causing a reduction in our estimated ultimate loss for that class. Loss development on proportional business has also been lower than expected, including reductions in reported losses for two large accounts.

•	Property Catastrophe prior year gross ultimate losses increased by $4.3 million during the three months ended March 31, 2007 and net ultimate losses increased by $2.5 million during that period. The adverse development was primarily due to increases in projected losses on our retrocessional business for Hurricanes Rita and Wilma. These increases were partially offset by decreases in our projected ultimate catastrophe reinsurance losses from Hurricanes Katrina and Rita.

•	Other Specialty gross ultimate losses increased by $0.4 million during the three months ended March 31, 2007 while net losses remained unchanged during the quarter. We experienced adverse development on two marine losses, one each from Hurricanes Ivan and Rita. These increases were largely offset by decreases across many other classes of business, as actual development of reported losses was well below expected development during the quarter.
     The net favorable development during the three months ended March 31, 2006 of losses incurred during prior accident years resulted from the following:

•	In the Property Specialty category, the gross estimate of loss and loss adjustment expenses from the 2005 hurricanes increased by approximately $23 million during the first quarter of 2006. However, this increase was largely covered by our reinsurance program, and the increase in net estimated losses from these events was only $1 million during the quarter. We experienced favorable development on other events from prior accident years, and reported loss development on our proportional business was less than expected. Overall these factors resulted in $7.8 million of favorable development on projected net loss and loss adjustment expenses over all prior accident years.

•	In the Property Catastrophe category, the gross estimate of loss and loss adjustment expenses from all prior years increased by $14.0 million during the quarter, driven primarily by increases in ultimate loss estimates for the 2005 hurricanes. However, much of this increase was covered by our reinsurance program, resulting in $1.1 million of net unfavorable development on projected net loss and loss adjustment expenses over all prior accident years.

•	With regards to our Other Specialty category, claim frequency has continued to be very low for these classes of business. We have given more weight to the actual loss experience compared to the initial expected loss ratios in our reserving process, resulting in reduced projections for prior accident years. The lower selected loss ratios have resulted in a reduction of $6.6 million in net loss and loss adjustment expense reserves for our Other Specialty business.
     We did not make any significant changes in the assumptions or methodology used in our reserving process during the three months ended March 31, 2007.
     At March 31, 2007, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
     Management has determined that the best estimate for gross loss and loss adjustment expense reserves at March 31, 2007 and 2006 was $1,005.5 million and $1,685.0 million, respectively.
     Management has determined that the best estimate for net loss and loss adjustment expense reserves at March 31, 2007 and 2006 was $821.9 million and $1,393.3 million, respectively.
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
     As at March 31, 2007, we estimate that a 10% change in our net loss and loss adjustment expense reserves would result in an increase or decrease of our net income and shareholders’ equity by $82.2 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense or other corporate expenses.
     The following table sets forth a breakdown between case reserves and IBNR by line of business at March 31, 2007 ($ in millions):

			Gross Loss and Loss
			Adjustment Expense
	Gross IBNR at	Gross Case Reserves at	Reserves at
	March 31, 2007	March 31, 2007	March 31, 2007
Property Specialty	$119.1	$213.3	$332.4
Property Catastrophe	162.6	198.8	361.4
Other Specialty	181.4	130.3	311.7

Total	$463.1	$542.4	$1,005.5

   Net Foreign Exchange Gains (Losses)
     Net foreign exchange gains (losses) resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency assets and liabilities combined with realized losses resulting from the receipt of premium installments and payment of claims in foreign currencies. The foreign exchange gains (losses) during the three months ended March 31, 2007 and 2006 are primarily due to the weakening (strengthening) of the U.S. dollar resulting in gains (losses) on translation arising out of receipts of non-U.S. dollar premium installments and payment of non-U.S. dollar claims. Certain of our investments, premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our financial results in the future. Also included are contract gains (losses) on foreign currency exchange agreements.
   Underwriting Expenses

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Acquisition costs (including profit commission) (1)	$18.5	$33.9
General and administrative expenses (1)	$15.4	$14.7
Expense Ratio (including profit commission)	23.8%	37.0%
Expense Ratio (excluding profit commission)	22.8%	36.4%

(1)	The Collateralized Property Catastrophe Retrocessional segment incurred $1.6 million and $0.3 million in acquisition costs and $0.2 million in general and administrative expenses for each of the three months ended March 31, 2007 and 2006.
     Acquisition costs include brokerage, commission and excise tax, which are generally driven by contract terms and are normally a set percentage of gross premiums written. Ceding commission related to our reinsurance premiums ceded are presented as a reduction of the ceding commissions payable by us to brokers and intermediaries and are recognized as earned over the same period as the corresponding premiums are expensed. To date we have earned ceding commission in respect of our purchased quota share reinsurance only. General and administrative expenses are comprised of fixed expenses, which include salaries and benefits, office and risk management expenses, and variable expenses, which include costs related to our long-term incentive plan and bonuses.
     The decrease in acquisition costs during the three months ended March 31, 2007 as compared to the same period in 2006 is mainly because we have continued to write less proportional contracts and more excess of loss contracts, which attract substantially lower levels of acquisition costs. In addition, the acquisition cost decline is also consistent with the decrease in gross premiums written and earned, which is discussed above. General and administrative expenses have increased slightly during the three months ended March 31, 2007 as compared to the same periods in 2006, the reasons for which are discussed below. The expense ratio has decreased for the three months ended March 31, 2007 as compared to the same periods in 2006 mainly as a result of the decrease in acquisition costs as described above.
     Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commission is expensed based on the estimated results of the subject contract. Profit commission expensed was $1.4 million and $0.8 million, respectively, for the three months ended March 31, 2007 and 2006. Profit commission has increased for 2007 as compared to 2006 mainly due to the high level of loss and loss adjustment expenses incurred during 2006 related to the hurricanes which occurred during 2005, resulting in a lower profit commission amount. The increase over 2006 is offset somewhat by the fact that we have written less proportional business in 2007 as compared to 2006, which generally contains profit commission clauses. Profit commission will fluctuate as our estimate of loss and loss adjustment expense reserves fluctuates and as the level of our net premiums earned fluctuates.
     General and administrative expenses for the periods indicated consisted of the following:

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Fixed expenses	$13.0	$10.8
Current and deferred incentive compensation	2.4	3.9

Total general and administrative expenses	$15.4	$14.7

     Fixed expenses have increased for the three months ended March 31, 2007 as compared to the same period in 2006 as a result of increased rent and maintenance fees for our new premises which we moved into during the third quarter of 2006, combined with the timing of recurring expense payments.

     The net decrease in current and deferred incentive compensation is a result of two opposing factors. The first is a reduction recorded during the 2007 quarter due to employee bonuses paid during the first three months of 2007 in respect of the 2006 year in an amount less than that which had been accrued at December 31, 2006. This reduction is partially offset by an increase in expenses related to the accrual of the Company’s 2007-2009 performance period long-term incentive plan.
     The 2006-2008 performance period RSU share-based compensation cost was valued at $7.9 million at January 1, 2006 using the weighted average grant date fair value of $18.27 per share. Since that time we have expensed $5.4 million. The unrecognized share-based compensation cost of $2.5 million at March 31, 2007 will be recognized over the remaining vesting period. Vesting of the RSUs is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2008.
     The 2007-2009 performance period RSU share-based compensation cost was valued at $8.0 million at January 1, 2007 using the weighted average grant date fair value of $17.97 per share. For the three months ended March 31, 2007 we have expensed $1.2 million, with no related expense in 2006. The unrecognized share-based compensation cost of $6.8 million at March 31, 2007 will be recognized over the remaining vesting period. Vesting of the RSUs is dependent on continuous service by the employee through the vesting date for the respective tranche. All restrictions placed upon the common shares lapse at the end of the performance period, December 31, 2009.
     Current and deferred incentive compensation also includes the expense of Performance Shares issued under the LTIP. For 2006, the LTIP Performance Shares expense relates to the 2006-2008 performance period only. For the three months ended March 31, 2007 the LTIP Performance Shares expense relates to the 2006-2008 and 2007-2009 performance periods. We have accrued the estimated LTIP Performance Shares expense for both performance periods based on an estimated harvest ratio of 100%. Our 2006 and 2007 results reflect an estimated 0% harvest ratio for the 2005-2007 performance period. On April 2, 2007, the Performance Shares issued under the 2005-2007 period were cancelled as there was no expected payout related to this performance period due to the effects that the hurricanes that occurred during 2005 had on our operating results.
     We anticipate that our general and administrative expense ratio will be higher in 2007 than in 2006 due to the expected increase in costs resulting from the move to our new premises which occurred during the third quarter of 2006, the upgrading of our IT infrastructure and an increase in current and deferred incentive compensation, combined with the expected decrease in net premiums earned as discussed above. The 2007 expense for current and deferred incentive compensation will depend on our financial results achieved.
   Net Investment Income

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Net investment income (1)	$33.1	$28.8
Accretion (amortization) of premium/(discount) on bonds	$0.8	$2.2
Investment management, accounting and custodian fees	$2.1	$1.1

(1)	Includes $6.4 million and $3.3 million in interest income related to the collateralized property catastrophe retrocessional business for the three months ended March 31, 2007 and 2006, respectively.
     A portion of investment management fees incurred are related to White Mountains Advisors LLC, a wholly-owned indirect subsidiary of White Mountains Insurance Group, one of our founding members and formerly a major shareholder. These fees were $0.4 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. The fees for White Mountains Advisors LLC have declined in the 2007 period as compared to 2006 as we have engaged other investment managers to manage certain aspects of our investment portfolio. Management believes that the fees charged were consistent with those that would have been charged by an unrelated party. Overall, investment management fees are higher for 2007 as compared to 2006 due to the greater average size of the portfolio under management and the mix of investments during the period. The fees will vary as our mix of investments changes.

     Based on the weighted average monthly investments held, and including net realized and unrealized gains (losses), and net foreign exchange gains (losses) on investments, the total investment returns were as follows:

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Total investment return	1.5%	1.0%
Weighted average investment portfolio balance ($ in millions)	$3,098.0	$3,083.0
     Our total investment return increased during the three months ended March 31, 2007 as compared with the same period in 2006, principally a result of higher yields and the overall market movement in bond prices during each respective period. The size of the investment portfolio and related investment income will continue to be affected by the payment of claims related to the 2005 hurricanes. We have paid out a substantial amount of claims to date and will continue to do so during 2007, although at a lower rate. Net paid claims were $129.6 million for the three months ended March 31, 2007 as compared to $133.7 million during the same period in 2006.
     Overall, we expect our net investment income, which excludes net investment gains, will remain at approximately 2006 levels during 2007.
     Because we provide short-tail insurance and reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains shorter term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises, corporate debt securities and mortgage-backed and asset-backed securities. However, we do invest in equities to a degree as we believe total returns will be higher over time.
   Financing Expense

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Interest – Senior Notes	$3.8	$3.8
Interest on Junior Subordinated Debt Securities	2.0	2.0
Fees – letter of credit facilities	0.7	0.8
Interest – Long-term debt Blue Ocean	1.4	—
Fees – trust preferred securities	—	0.5
Other	0.6	—

Total Financing Expense	$8.5	$7.1

     Fees for the letter of credit facilities relate to the Letters of Credit that we have in place as detailed in the Capital Resources section below.
     We paid interest expense related to the Senior Notes during each of the three months ended March 31, 2007 and 2006 of $7.7 million. We expect to pay the same amount of interest in 2007 as 2006 related to the Senior Notes as they bear a fixed interest rate of 6.125%.
   Other Operating Expense

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Contract payments — catastrophe bond	$2.9	$2.9
Fees — set-up catastrophe bond	—	1.9

Total Other Operating Expense	$2.9	$4.8

     Contract payments expensed in relation to the fully-collateralized counterparty agreement with Champlain Limited are calculated at 12.75% plus 8 basis points per annum on the first tranche and 13.5% plus 8 basis points on the second tranche and are payable quarterly. The set-up fees above were non-recurring.
   Other Income

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Catastrophe Bond Total Rate of Return Swap Facility	$1.5	$—
Advanced funds interest	0.6	—
Rockridge ceding and incentive fees and equity earnings	—	0.2

Total Other Income	$2.1	$0.2

     In June 2006, the Company entered into a $100.0 million facility with Bank of America (the “Facility”). Under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, Facility transactions are accounted for as derivative transactions. Under the Facility, the Company receives contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the cat bonds and their market values will be marked to market as realized investment gains/losses over the terms of the swap agreements. The counterparty’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which equals the amount of the facility utilized, after adjustments for credit quality. As at March 31, 2007, the Company had entered into seven cat bond total rate of return swap transactions with a combined notional capital amount of $48.7 million.
     Interest on funds advanced represents interest earned on funds advanced to ceding companies to cover losses in accordance with contract terms. Rockridge ceding commission and incentive fee income are recorded pursuant to our agreement with West End Capital Management (Bermuda) Ltd. related to our investment in Rockridge. As Rockridge ceased operations during the fourth quarter of 2006, we will not be receiving any ceding commission or incentive fees in 2007.
   Net Realized and Unrealized Gains (Losses) on Investments

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Rated Reinsurance and Insurance Business – Trading (formerly available-for-sale) (1)
Net realized gains (losses) — marketable securities	$8.7	$(0.7)
Net unrealized gains – marketable securities	6.3	—
Other than temporary impairment — marketable securities	—	(4.0)
Collateralized Property Catastrophe Retrocessional Business — Trading
Net realized losses — marketable securities	—	(2.1)
Net unrealized gains — marketable securities	0.3	—

Net realized and unrealized gains (losses) (1)	$15.3	$(6.8)

	Three Months
	Ended March 31,
	2007	2006
	($ in millions)
Aggregate fair value of securities in unrealized loss position, available-for-sale (1)	N/A	$2,057.1
Aggregate fair value of securities in unrealized loss position, available-for-sale (>12 months) (1)	N/A	$759.8

(1)	Effective January 1, 2007, we elected to adopt FAS 159. As a result, we now report unrealized gains and losses associated with all of our marketable securities as part of net income. For all prior periods, these changes are included in other comprehensive income (loss) items. Therefore the disclosure of securities in an unrealized loss position is no longer relevant.

   Minority Interest
     Minority interest represents the minority shareholders’ interest in Blue Ocean’s net income and shareholders equity for the three months ended March 31, 2007 and 2006.
Financial Condition and Liquidity
     We are a holding company and conduct no operations of our own. We rely primarily on cash dividends and management fees from Montpelier Re to pay our operating expenses, interest on our debt and dividends to our shareholders and warrant holders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006. We currently have in place a regular dividend of $0.075 per common voting share and warrant per quarter. However, the Companies Act limits our ability to pay dividends to shareholders. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business opportunities, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.
Capital Resources
     Our shareholders’ equity at March 31, 2007 was $1,559.6 million, which is net of an accumulated deficit of $265.1 million. Our capital base has increased by $66.7 million since December 31, 2006, mainly as a result of retained earnings for period to date offset by dividends paid during the quarter. Our capital resources consist of the following at March 31, 2007.
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
     Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million (the “Debentures”). Our net proceeds of $99.5 million from the sale of the Debentures to Montpelier Capital Trust III, after the deduction of approximately $0.5 million of commissions paid to the placement agents in the transaction and approximately $3.1 million representing our investment in Montpelier Capital Trust III, have been used to fund ongoing reinsurance operations and for general working capital purposes. We incurred interest expense related to the Debentures for the three months ended March 31, 2007 of $2.0 million, all of which was payable at March 31, 2007.
   Blue Ocean Long-Term Debt
     On November 29, 2006, Blue Ocean obtained a $75.0 million secured long-term loan from a syndicate of lenders. The loan has an initial maturity date of February 28, 2008; however, Blue Ocean may extend the maturity date up to August 29, 2008. The loan bears interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points, which may be increased to 400 basis points, depending on certain conditions.
   Equity Forward and Share Issuance Agreement
     On May 31, 2006, we entered into two equity forward sale agreements under which we agreed to sell (subject to the Company’s right to cash settle or net share settle such agreements) an aggregate of between 9,796,388 and 15,694,800 common shares to an affiliate of Credit Suisse Securities (USA) LLC (the “forward counterparty”) in exchange for proceeds of approximately $180 million (subject to prior prepayment and assuming no subsequent repayment pursuant to the terms of such agreements).
     On May 31, 2006, the forward counterparty sold 6,800,000 common shares in a public offering at $15.05 per share in order to hedge its position under the forward sale agreements. Subsequent to such initial sale, in connection with the forward sale agreements, the forward counterparty sold a total of 8,894,800 additional common shares. On March 1, 2007 we notified the forward counterparty of our election of net share settlement for the entire first forward sale agreement, which settled over 20 business days beginning March 8, 2007. In the course of the settlement, no payments or deliveries were required to be made by us or the forward counterparty. Therefore, there was no effect on our consolidated financial statements resulting from the net share settlement of such agreement.
     Each forward sale agreement was composed of twenty equal components. Subject to our rights in the case of the second forward sale agreement, to elect cash or net share settlement with respect to all of or a portion of all of the components of such forward sale agreement, or to terminate early, or accelerate settlement of any component of such forward sale agreement. The second forward sale agreement will be subject to physical settlement, by issuance of the requisite number of our common shares, over a twenty business day period beginning March 6, 2008, with each day in each such period relating to a single component.
     Upon full physical settlement of any component of the second forward sale agreement, we agreed to issue to the forward counterparty a number of common shares equal to:
     (1) if the volume-weighted average price, calculated excluding some transactions on the relevant date that would not qualify for a regulatory safe harbor relating to issuer repurchase transactions, of the Company’s common shares on the valuation date for such component is less than or equal to $11.25, (the “forward floor price”), the number of shares underlying such component;
     (2) if such volume-weighted average price is greater than the forward floor price, but less than $18.375 (the “forward cap price”), the relevant forward floor price, divided by such volume-weighted average price, multiplied by the number of shares underlying such component; and
     (3) if such volume-weighted average price is greater than or equal to the forward cap price, 61.2245% of the number of shares underlying such component, and, assuming we have not previously elected prepayment with respect to such component (or have subsequently repaid such prepayment), the forward counterparty will pay us an amount of cash equal to the forward floor price, multiplied by the number of common shares underlying such component.
     In connection with, and at the same time as, entering into the forward sale agreements described above, we also entered into a share issuance agreement, dated May 31, 2006, with the forward counterparty under which we were entitled to issue, for payment of the par value thereof, to the forward counterparty up to 15,694,800 common shares, subject to our right to repurchase for cancellation an equal number of common shares for nominal consideration.
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
     As at March 31, 2007, under the terms of the share issuance agreement, we had issued 15,694,800 common shares for their par value of 1/6 cent per share. However, as a result of the settlement of the first forward sale agreement, we intend to repurchase 7,774,800 of our common shares. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, we believe that under U.S. GAAP currently in effect, the share issuance agreement has no impact on basic earnings per share. However, as the Company’s share price exceeded the forward cap price at March 31, 2007, the forward sale agreements have an impact on diluted earnings per share. In order to incorporate the forward sale agreements into the calculation of fully converted book value per share, we assumed settlement at the market price at March 31, 2007. However, as the incorporation of the forward sale agreements in this manner would be accretive to fully converted book value per share as the proceeds received per share would exceed the book value per share, the transactions have been excluded from this calculation.
   Other
     On May 1, 2007, we repurchased from White Mountains 939,039 of our common voting shares which have a par value of 1/6 cent per share and 7,172,375.5 outstanding warrants, which represents all of our outstanding warrants, for a total purchase price of $65.0 million.
Letter of Credit Facilities
     As neither Montpelier Re nor Blue Ocean Re is an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Montpelier Re and Blue Ocean Re to provide letters of credit to clients.
     The following table details the Company’s, Montpelier Re’s and Blue Ocean Re’s letter of credit facilities as at March 31, 2007 (in millions):

	Credit Line	Usage	Expiry Date
Secured operational LOC facility — syndicated facility Tranche B	$225.0	$163.9	Aug. 2010
Syndicated 5-Year facility	$500.0	$66.2	Jun. 2011
Syndicated 364 Day facility	$500.0	$245.8	Jun. 2007
Bilateral facility A	$100.0	$60.2	N/A
Blue Ocean Re — Bank of New York	$250.0	$50.0	N/A
Blue Ocean Re — Merrill Lynch	$50.0	$20.0	May 2007
     All of the Company’s, Montpelier Re’s and Blue Ocean Re’s letter of credit facilities are used for general corporate purposes.
     On August 4, 2005, Montpelier Re amended and restated Tranche B of the syndicated collateralized facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.
     On November 15, 2005, Montpelier Re entered into a Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks for the provision of a letter of credit facility in favor of U.S. ceding companies. The agreement was a one year secured facility that allowed Montpelier Re to request the issuance of up to $1.0 billion in letters of credit. On June 9, 2006, Montpelier Re entered into an amendment and restatement of the Letter of Credit and Pledge Agreement which replaced the above agreement. This Amended Letter of Credit Agreement provides for a 364-day secured $500.0 million letter of credit facility and a 5-year secured $500.0 million letter of credit facility. We are currently in the process of renewing this facility for a lower credit line.
     Effective November 15, 2005, Montpelier Re entered into a Standing Agreement for Letters of Credit with The Bank of New York for the provision of a letter of credit facility in favor of U.S. ceding companies (“Bilateral Facility A”). The agreement allows Montpelier Re to request the issuance of up to $100.0 million in letters of credit.
     All of the Company’s letter of credit facilities contain covenants that limit the Company’s and Montpelier Re’s ability, among other things, to grant liens on their assets, sell assets, merge or consolidate. The Letter of Credit Facility Agreement for the syndicated collateralized facility also requires the Company to maintain a debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re fails to comply with these covenants or meet these financial ratios, the lenders could declare a default and begin exercising remedies against the collateral, Montpelier Re would not be able to request the issuance of additional letters of credit. As at March 31, 2007 and 2006, the Company and Montpelier Re were in compliance with all covenants. Letters of credit issued under these facilities are secured by cash and investments.
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
     In addition, effective November 29, 2006, Blue Ocean Re entered into a Letter of Credit Reimbursement agreement with Merrill Lynch International Bank Ltd. in an amount of $50.0 million. This facility is guaranteed by Blue Ocean Re Holdings Ltd. and is not secured by cash and investments. If Blue Ocean Re fails to maintain capital in a minimum specified amount relative to its insurance risks, and in certain other circumstances, the lender could declare a default and begin exercising remedies against the collateral and Blue Ocean Re would not be able to request the issuance of additional letters of credit under this facility. This facility expires in May 2007 and there is no intention for it to be renewed as the credit is no longer required. As at March 31, 2007 Blue Ocean Re was in compliance with all covenants under both facilities.
     We expect these letter of credit facilities to be sufficient to support Montpelier Re’s and Blue Ocean Re’s estimated obligations for the next 12 months in the absence of another very major catastrophe.
     Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”). Under the Act, Montpelier Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Montpelier Re to meet minimum solvency requirements. For the three months ended March 31, 2007 and 2006, Montpelier Re satisfied these requirements.
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
   Trust Agreements
     As Blue Ocean Re writes business on a fully collateralized basis, trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As at March 31, 2007, restricted assets associated with the trust funds consisted of cash of $5.4 million and fixed maturities of $316.8 million.

Ratings
     The following are Montpelier Re’s current financial strength ratings from internationally recognized rating agencies:

Financial
Rating Agency	Strength Rating
A.M. Best	A-	Excellent (Stable outlook)
Standard & Poor’s	A-	Strong (Negative outlook)
Moody’s Investor Services	Baa1	Adequate (Stable outlook)
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
Off-Balance Sheet Arrangements
     With the exception of the off-balance sheet arrangements which include the derivative catastrophe bond transaction with Champlain Limited, the Catastrophe Bond Total Rate of Return Swap Facility, the second forward sale agreement and the related share issuance agreement, all of which are described above, we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.
Investments
     The table below shows the aggregate amounts of investments comprising our portfolio of invested assets:

	As at	As at
	March 31,2007	December 31,2006
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$—	$2,167,011
Fixed maturities, trading, at fair value	2,473,736	340,406
Equity investments, trading, at fair value	205,907	—
Equity investments, available-for-sale, at fair value	—	203,146
Other investments, at fair value	29,568	27,127
Cash and cash equivalents, unrestricted	402,854	313,093
Cash and cash equivalents, restricted	5,430	35,512

Total Invested Assets	$3,117,495	$3,086,295

     Because a significant portion of our contracts provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for a significant amount of losses on short notice. Accordingly, we have structured our investment portfolio to preserve capital and provide us with significant liquidity, which means that our investment portfolio contains a significant amount of relatively short term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities. Approximately $106.0 million of cash and cash equivalents and $412.5 million of fixed maturity investments relate to Blue Ocean, which Blue Ocean holds on a trading basis.

     The market value of our portfolio of fixed maturity investments, trading, is comprised of the following:

	As at	As at
	March 31, 2007	December 31, 2006
	($ in thousands)
U.S. government securities	$381,664	$177,678
U.S. government-sponsored enterprises securities	541,242	73,463
Corporate debt securities	645,496	85,268
Mortgage-backed and asset-backed securities	895,318	3,997
Non U.S. government securities	10,016	—

Total fixed maturity investments	$2,473,736	$340,406

     The market value of our portfolio of fixed maturity investments, available-for-sale, is comprised of the following:

	As at	As at
	March 31, 2007	December 31, 2006
	($ in thousands)
U.S. government securities	$—	$250,349
U.S. government-sponsored enterprises securities	—	580,489
Corporate debt securities	—	543,423
Mortgage-backed and asset-backed securities	—	771,021
Non U.S. government securities	—	21,729

Total fixed maturity investments	$—	$2,167,011

     Substantially all of the fixed maturity investments we currently hold were publicly traded at March 31, 2007. Based on the weighted average monthly investments held, and including net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances, our total return for the three months ended March 31, 2007 was 1.5%. The average duration of our fixed maturity portfolio was 1.6 years and the average rating of the portfolio was AA+ at March 31, 2007. If the right conditions arise in 2007, we may deploy further capital in strategic investments or investment classes other than existing classes.
     Effective January 1, 2007, we elected to adopt FAS 159. As a result, we now report unrealized gains and losses associated with all of our marketable securities as part of net income. For all prior periods, these changes are included in other comprehensive income (loss) items for available-for-sale securities.
     On August 2, 2004, we invested $20.0 million in acquiring the life and investments business of Safeco Corporation (since renamed Symetra Financial Corporation), pursuant to a Stock Purchase Agreement. Symetra is an unquoted investment and is carried at fair value at March 31, 2007 of $23.2 million based on third party reported net asset values, and other information available to management, including factors restricting the liquidity of the investments, with the unrealized gain included in accumulated other comprehensive income.
     On June 1, 2005, Montpelier Re invested $10.0 million in Rockridge as part of a total $90.9 million in common equity raised by Rockridge in conjunction with its formation. In return for Montpelier Re’s investment, Montpelier Re received 100,000 common shares, representing approximately an 11.0% ownership in Rockridge’s outstanding common shares. Rockridge was established to invest its assets in a fixed income arbitrage strategy and to assume high-layer, short-tail risks principally from Montpelier Re. During December 2006, Rockridge ceased operations and returned 97% of capital to investors and the unearned premium to Montpelier Re. It is anticipated that the remaining capital will be returned to investors during the second quarter of 2007 when Rockridge is formally dissolved.
Cash Flows
     In the three months ended March 31, 2007, we incurred an operating net cash inflow of $14.4 million, primarily resulting from premiums received net of acquisition costs, offset by net paid losses. As at March 31, 2007, we had cash and cash equivalents of $408.3 million of which $5.4 million was restricted.
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
     The estimated fair value of fixed maturity, equity, other investments and cash and cash equivalents balance was $3,117.5 million as of March 31, 2007, compared to $3,086.3 million at December 31, 2006. The primary cause of this increase was as a result of the receipt of $157.6 million in premiums net of acquisition costs, net investment income of $33.1 million, offset by the payment of dividends of $7.8 million and the payment of net claims of $129.6 million..Included in cash and cash equivalents and fixed maturities is $106.0 million and $412.5 million, respectively, related to Blue Ocean.
     For the period from inception until March 31, 2007, we have had sufficient resources to meet our liquidity requirements. To the extent that capital is not utilized in our reinsurance or insurance operations we have used such capital to invest in new opportunities and returned capital to shareholders in the form of dividends or share repurchases under certain circumstances. We may take additional capital management measures in the future.
Critical Accounting Estimates
     The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations as their application requires management to make the most significant judgments. We believe the items that require the most subjective and complex estimates are:
•	unpaid losses and loss adjustment expense reserves;

•	premiums;

•	reinsurance recoverable, including bad debt provisions; and

•	Long-Term Incentive Plan compensation expense.
     Our accounting policies for these items are of critical importance to our consolidated financial statements. More information regarding our critical accounting estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe that we are principally exposed to four types of market risk: interest rate risk, foreign currency risk, credit risk and equity price risk.

     Our investment guidelines permit, subject to approval by our Board of Directors, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. We have entered into four derivative transactions as at March 31, 2007, being the catastrophe bond protection purchased from Champlain Limited, the Catastrophe Bond Total Rate of Return Swap Facility, and the second forward sale agreement and the related share issuance agreement.
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
     As of March 31, 2007, we held $895.3 million, or 28.7% of our total invested assets, in mortgage and asset-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The duration of this portfolio is relatively short-term, and therefore, we do not consider the acceleration in the rate of prepayments to be a significant risk at this time. However, if interest rates were to rise and prepayments are less than currently anticipated, the duration of this portfolio would increase. This would be disadvantageous to us.
     As of March 31, 2007, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 1.64% or approximately $45.3 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.33% or approximately $36.8 million.
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
     Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. At March 31, 2007 we were party to outstanding forward foreign currency exchange contracts having a notional exposure of $71.9 million ($64.6 at December 31, 2006). Our foreign currency contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During the three months ended March 31, 2007 we recorded unrealized gains of $0.8 million on our foreign currency forward contracts related to our underwriting operations. In addition, we also owned investments in non-dollar denominated securities. A third party also manages a portfolio of our global common equities and we currently do not hedge the non-dollar exposures in this portfolio.
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
     Credit Risk. Our investments in the debt securities of other corporations are exposed to loss arising from the insolvencies of these corporations. Accordingly, it would be disadvantageous to us if the credit quality of these corporations was to weaken or if market participants were to anticipate a weakening credit quality. Similarly, our investments in mortgage and asset-backed securities are subject to default risk. If defaults on the underlying securitized loans were to increase, or if market participants were to perceive an increased probability of defaults on the underlying securitized loans, the market value of these investments could fall.
     In accordance with our investment guidelines as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Substantially all of our fixed maturity investments were publicly traded at March 31, 2007, and 99.1% were investment grade. All of our fixed maturity investments were publicly traded and 99.3% were investment grade at March 31, 2006.
     At March 31, 2007 mortgage-backed securities include approximately $60.0 million of exposure to the sub-prime market, $21.3 million of which enjoys a guarantee of principal and interest by an AAA rated bond guarantor, and all of which are AAA rated SVO Class 1 rated securities. We believe that the risk of default on these securities is not significant at this time.
     Equity Price Risk. Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Effective January 1, 2007, changes in fair value of our equity portfolio are recorded in realized and unrealized gains (losses) on our consolidated income statement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 under the supervision and with the participation of management, including our CEO and CFO. Based on their evaluation as of March 31, 2007 the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Controls
     During the quarter ended March 31, 2007, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.
Item 1A. Risk Factors
     Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 which is filed with the Securities and Exchange Commission. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
     The following risk factor supplements the risk factors described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
     Under current U.S. law, non-corporate U.S. holders of the Company’s common shares generally are taxed on dividends at advantageous capital gains rates rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of foreign corporations from this advantageous capital gains rate treatment unless either (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. The Company would likely not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the advantageous capital gains rates on the Company dividends.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no stock repurchases for the quarter ended March 31, 2007.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares That May yet
	of Shares	Paid per	Publicly Announced	be Purchased Under the
	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)
January 1, 2007 through January 31, 2007	—	$—	—	$—
February 1, 2007 through February 28, 2007	—	—	—	—
March 1, 2007 through March 31, 2007	—	—	—	—

Total	—	$—	—	$—

(1)	On May 1, 2007, the Company repurchased from White Mountains Insurance Group, Ltd., 939,039 of the Company’s common shares and 7,172,375.5 of the Company’s warrants, representing all the Company’s outstanding warrants.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     (a) None.

     (b) None.
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2003).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

4.3	Share Purchase Warrant, dated January 3, 2002, between the Registrant and entities affiliated with White Mountains Insurance Group (originally issued to Benfield Group plc), as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.4	Share Purchase Warrant, dated January 3, 2002, between the Registrant and White Mountains Insurance Group, Ltd., as amended by Amendment, dated as of February 11, 2002, as further amended by Amendment, dated as of July 1, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment 3 dated as of March 31, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.5	Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).

4.6	First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).

10.1	Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.2	Service Agreement, dated as of December 12, 2001, between Anthony Taylor, the Registrant and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)), as further amended by Amendment dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.3	Service Agreement, dated as of January 24, 2002, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.4	Service Agreement, dated as of January 1, 2002, between C. Russell Fletcher, III and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.5	Service Agreement, dated as of January 1, 2002, between Thomas George Story Busher and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.6	Service Agreement, dated as of January 24, 2002, between Thomas George Story Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

Exhibit
Number	Description of Document
10.7	Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.9	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.10	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.11	Long-Term Incentive Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.12	Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.13	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.14	Service Agreement, dated as of August 27, 2004, between Anthony Taylor and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.15	Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.16	Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

10.17	Letter of Credit Reimbursement and Pledge Agreement, between Montpelier Reinsurance Ltd. and HSBC Bank USA, National Association, dated December 23, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).

10.18	Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.19	Montpelier Re Holdings Ltd. 2005 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.20	Montpelier Re Holdings Ltd. Directors Share Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.21	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Anthony Taylor (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.22	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Thomas George Story Busher (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.23	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and C. Russell Fletcher III (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.24	Net Share Settlement Agreement between Montpelier Re Holdings Ltd. and Nicholas Newman-Young (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.25	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.26	Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders named therein, Bank of America, N.A., as Administrative Agent, and the other agents named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.27	Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.28	Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive

Exhibit
Number	Description of Document
Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).

10.29	Montpelier Re Holdings Ltd. 2006 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2005).

10.30	Purchase Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.31	Registration Rights Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.32	Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.33	Share Issuance Agreement, among Montpelier Re Holdings Ltd., Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 2, 2006).

10.34	Amended and Restated Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.35	First Amendment to the Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Reinsurance Ltd., Montpelier Re Holdings Ltd., the various financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.36	Separation Agreement, dated as of October 1, 2006, between C. Russell Fletcher III, and Montpelier Reinsurance Ltd., (incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2006).

31.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

By:	/s/ Anthony Taylor

Name: Anthony Taylor
Title: Chairman, President and Chief Executive Officer
May 9, 2007
Date

By:	/s/ Kernan V. Oberting

Name: Kernan V. Oberting
Title: Chief Financial Officer
May 9, 2007
Date