Form 10-Q
period 2007-06-30
MONTPELIER RE HOLDINGS LTD
filed 2007-08-02
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 1, 2007, the Registrant had 102,858,444 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(In millions of U.S. Dollars, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	Unaudited

Assets
Marketable securities, at fair value:
Fixed maturity investments — trading (amortized cost: $2,285.9 and $340.8)	$2,274.9	$340.4
Equity securities — trading (cost: $160.5 and $ — )	211.9	—
Fixed maturity investments — available for sale (amortized cost: $ — and $2,167.2)	—	2,167.0
Equity securities — available for sale (cost: $ — and $157.5)	—	203.2
Other investments — at fair value (cost: $25.5 and $23.1)	30.9	27.1

Total investments	2,517.7	2,737.7
Cash and cash equivalents	283.1	313.1
Restricted cash	72.3	35.5
Securities lending collateral	171.9	315.7
Reinsurance recoverable on unpaid losses	162.7	197.3
Reinsurance recoverable on paid losses	12.0	7.8
Premiums receivable	271.1	171.7
Unearned premium ceded	72.2	44.5
Deferred acquisition costs	41.6	30.3
Accrued investment income	22.0	22.6
Unsettled sales of investments	2.1	0.1
Other assets	21.7	22.5

Total Assets	$3,650.4	$3,898.8

Liabilities
Loss and loss adjustment expense reserves	$958.3	$1,089.2
Debt	427.4	427.3
Securities lending payable	171.9	315.7
Unearned premium	331.0	219.2
Reinsurance balances payable	74.5	77.2
Unsettled purchases of investments	40.7	—
Accounts payable, accrued expenses and other liabilities	27.3	38.9

Total Liabilities	2,031.1	2,167.5

Commitments and contingent liabilities (see Note 11)	—	—

Minority interest — Blue Ocean	78.7	238.4

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share — authorized 1,200,000,000 shares; issued and outstanding 103,067,067 and 111,775,682 shares	0.2	0.2
Additional paid-in capital	1,757.9	1,819.2
Retained deficit	(221.7)	(376.1)
Accumulated other comprehensive income, after tax	4.2	49.6

Total Common Shareholders’ Equity	1,540.6	1,492.9

Total Liabilities, Minority Interest and Common Shareholders’ Equity	$3,650.4	$3,898.8

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In millions of U.S. Dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		Unaudited

REVENUES
Gross premiums written	$188.2	$296.2	$449.2	$521.1
Reinsurance premiums ceded	(21.6)	(24.3)	(93.3)	(103.5)

Net premiums written	166.6	271.9	355.9	417.6
Change in net unearned premiums	(37.5)	(120.6)	(84.1)	(134.9)

Net premiums earned	129.1	151.3	271.8	282.7
Net investment income	34.4	30.4	67.5	59.2
Net realized and unrealized gains (losses) — trading securities	(5.2)	(1.3)	10.1	(3.4)
Net realized losses — available for sale securities	—	(1.2)	—	(5.9)
Net foreign exchange gains (losses)	1.9	6.6	(0.4)	7.1
Other revenue	1.2	2.7	3.3	2.9

Total revenues	161.4	188.5	352.3	342.6

EXPENSES
Underwriting expenses:
Loss and loss adjustment expenses	50.2	65.4	109.8	116.3
Acquisition costs	19.8	29.9	38.3	63.8
General and administrative expenses	20.4	15.0	35.8	29.7
Non-underwriting expenses:
Interest and other financing expenses	8.2	7.0	16.7	14.1
Other non-underwriting expenses	2.9	3.1	5.8	7.9

Total expenses	101.5	120.4	206.4	231.8

Income before minority interest expense and income taxes	59.9	68.1	145.9	110.8
Minority interest expense — Blue Ocean	(9.2)	(10.5)	(21.9)	(13.4)
Income taxes	—	—	—	—

NET INCOME	50.7	57.6	124.0	97.4

Change in net unrealized gains and losses on available for sale securities held	0.8	4.4	0.1	8.3
Change in foreign currency translation	—	—	—	0.1
Recognition of net unrealized gains and losses on available for sale securities sold	—	1.2	—	5.9

COMPREHENSIVE INCOME	$51.5	$63.2	$124.1	$111.7

Basic earnings per share	$.53	$.62	$1.29	$1.07
Diluted earnings per share	$.53	$.62	$1.29	$1.07
Dividends declared per common share and outstanding warrant	$.075	$.075	$.150	$.150

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 and 2006
Unaudited

(In millions of U.S. Dollars)

	Total	Common		Accum. Other
	Common	Shares and		Comprehensive
	Shareholders’	Additional	Retained	Income,
	Equity	Paid-in Capital	Deficit	After Tax

Balances at January 1, 2007	$1,492.9	$1,819.4	$(376.1)	$49.6

Net income	124.0	—	124.0	—
Cumulative effect adjustment of adopting FAS 157 and 159	—	—	45.5	(45.5)
Retirements of common shares and warrants	(65.0)	(65.0)	—	—
Other comprehensive income, after tax	0.1	—	—	0.1
Amortization of Restricted Share Units and Director Share Plan Units	3.7	3.7	—	—
Dividends declared on common shares and outstanding warrants	(15.1)	—	(15.1)	—

Balances at June 30, 2007	$1,540.6	$1,758.1	$(221.7)	$4.2

	Total	Common		Accum. Other
	Common	Shares and		Comprehensive
	Shareholders’	Additional	Retained	Income,
	Equity	Paid-in Capital	Deficit	After Tax

Balances at January 1, 2006	$1,057.7	$1,715.1	$(648.3)	$(9.1)

Net income	97.4	—	97.4	—
Issuances of common shares	100.0	100.0	—	—
Other comprehensive income, after tax	14.3	—	—	14.3
Amortization of Restricted Share Units and Director Share Plan Units	2.6	2.6	—	—
Direct equity offering expenses	(0.5)	(0.5)	—	—
Dividends declared on common shares and outstanding warrants	(15.9)	—	(15.9)	—

Balances at June 30, 2006	$1,255.6	$1,817.2	$(566.8)	$5.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of U.S. Dollars)

	Six Months Ended
	June 30,
	2007	2006
	Unaudited

Cash flows from operations:
Net income	$124.0	$97.4
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized (gains) losses — trading securities	(10.1)	3.4
Net realized losses — available for sale securities	—	5.9
Minority interest expense — Blue Ocean	21.9	13.4
Amortization and depreciation	(2.0)	5.4
Other operating items:
Net change in loss and loss adjustment expense reserves	(130.9)	(333.0)
Net change in reinsurance recoverable on paid and unpaid losses	30.4	95.3
Net change in unearned premium	111.8	131.4
Net change in reinsurance balances payable	(2.7)	(34.3)
Net change in unearned premium ceded	(27.7)	3.4
Net change in deferred acquisition costs	(11.3)	(2.3)
Net change in premiums receivable	(99.4)	(119.5)
Net change in restricted cash	(36.8)	—
Purchases of fixed maturities — trading*	—	(912.2)
Sales, maturities, calls and paydowns of fixed maturity investments — trading*	—	598.0
Other	(9.3)	36.9

Net cash used for operations	(42.1)	(410.8)

Cash flows from investing activities:
Purchases of fixed maturities — trading*	(807.7)	—
Purchases of equity securities — trading*	(28.1)	—
Purchases of fixed maturities — available for sale	—	(1,094.4)
Purchases of equity securities — available for sale	—	(61.1)
Purchases of other investments	(2.5)	—
Sales, maturities, calls and paydowns of fixed maturity investments — trading	1,074.7	—
Sales of equity securities — trading	39.2	—
Sales, maturities, calls and paydowns of fixed maturity investments — available for sale	—	1,082.8
Sales of equity securities — available for sale	—	20.8
Change in securities lending collateral	143.8	47.6
Net acquisitions of capitalized assets	(1.5)	(5.6)

Net cash provided from (used for) investing activities	417.9	(9.9)

Cash flows from financing activities:
Issuance of debt	—	100.0
Net proceeds from issuances of the Company’s common shares	—	99.6
Net proceeds from issuances of Blue Ocean common and preferred shares	—	36.6
Repurchase of the Company’s common shares and warrants	(65.0)	—
Dividends paid on the Company’s common shares and outstanding warrants	(15.1)	(14.4)
Dividends and distributions paid to Blue Ocean’s minority common shareholders	(135.2)	—
Dividends to and repurchases from Blue Ocean’s minority preferred shareholders	(46.4)	—
Change in securities lending payable	(143.8)	(47.6)

Net cash (used for) provided from financing activities	(405.5)	174.2

Effect of exchange rate changes on cash and cash equivalents	(0.3)	2.0

Net decrease in cash and cash equivalents during the period	(30.0)	(244.5)
Cash and cash equivalents — beginning of period	313.1	450.1

Cash and cash equivalents — end of period	$283.1	$205.6

*	Prior to the adoption of FAS 159, all purchases and sales of trading securities were required to be presented as operating activities. As a result of the adoption of FAS 159, purchases and sales of trading securities are required to be presented according to their nature and purpose which, for the Company, is investing activities. Prior periods have not been revised to reflect this change.

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of U.S. Dollars,
except share and per share amounts or as where otherwise indicated)
Unaudited

1.	Significant Accounting Policies

Basis of Presentation and Consolidation

These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company”) and its subsidiaries and affiliates and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (the “U.S.”). The Company was incorporated under the laws of Bermuda in November of 2001.

The Company’s principal wholly-owned operating subsidiary, Montpelier Reinsurance Ltd. (“Montpelier Re”), is a Bermuda Class 4 insurer which provides global property and casualty reinsurance and insurance products. The Company also provides insurance, accounting and advisory services to affiliates and third parties through its wholly-owned subsidiaries Montpelier Agency Ltd. (“MAL”), Montpelier Capital Advisors Ltd. (“MCA”) and Montpelier Marketing Services (UK) Limited (“MMSL”).

The Company also has a significant investment in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), a holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is a Bermuda Class 3 insurer which provides property catastrophe retrocessional protection. As of June 30, 2007 and December 31, 2006, the Company owned 42.2% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s outstanding preferred shares. Blue Ocean is considered a “variable interest entity” as defined under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, entitled “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51 as amended”. In accordance with FIN 46R, Blue Ocean is currently consolidated into the financial statements of the Company. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services.

On June 19, 2007, the Company announced that it had received approval from Lloyd’s for the commencement of trading on July 1, 2007 of a new syndicate to be known as Montpelier Syndicate 5151 (“Syndicate 5151”). Syndicate 5151 will underwrite primarily short tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets. One of the early initiatives of Syndicate 5151 will be to accept business from our newly formed U.S. managing general agent, Montpelier Underwriting Inc. (“MUI”).

The Company currently operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. The Company’s Rated Reinsurance and Insurance Business segment consists of the operations of the Company and its wholly-owned subsidiaries. The Company’s Collateralized Property Catastrophe Retrocessional Business consists solely of the operations of Blue Ocean.

The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the financial position, results of operations and cash flows of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, reinsurance recoverable on unpaid losses, estimates of written and earned premiums and the fair value of other investments.

Recently adopted Changes in Accounting Principles

The Company adopted Statement of Financial Accounting Standard (“FAS”) 157 entitled “Fair Value Measurements” as of January 1, 2007. FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. FAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company elected to early adopt this Statement effective January 1, 2007.

The Company adopted FAS 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities” as of January 1, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 amends FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and applies to all entities with available-for-sale and trading securities effective January 1, 2008. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. The Company elected to early adopt this Statement effective January 1, 2007. As a result, the Company now reports unrealized gains and losses associated with all its marketable securities in net income. With the exception of trading securities held by Blue Ocean, the Company previously reported unrealized gains and losses associated with marketable securities as changes in other comprehensive income. As a result, the adoption of FAS 159 has and will continue to have a material impact on the Company’s net income and consolidated financial statements. The effect of the first remeasurement to fair value has been recorded as a cumulative-effect adjustment to the opening balance of retained earnings. See Note 4 for additional information.

The Company adopted FIN 48 entitled “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FAS 109 “Accounting for Income Taxes.” The Company did not report any changes to its reported results as a result of the adoption of FIN 48. The Company has taken an uncertain tax position in its determination that its non-U.S. operations are not subject to U.S. income tax. Management believes that the Company conducts substantially all its non-U.S. operations in a manner such that its offshore operations are not engaged in a trade or business in the U.S. and, as a result, are not subject to U.S. income tax. For further information see “Risk Factors” in Part II, Item 1A herein.

Restricted Cash

Restricted cash consists of cash and cash equivalent balances that are collateralizing Blue Ocean’s trust funds.

Securities Lending

The Company participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent.

Minority Interest

As of June 30, 2007 and December 31, 2006, the Company owned 42.2% of the outstanding common shares and 33.6% of the outstanding preferred shares of Blue Ocean. The portion of Blue Ocean’s equity not owned by the Company is considered to be owned by Blue Ocean’s minority shareholders. The Company’s minority interest liability represents the equity of the minority shareholders of Blue Ocean and the Company’s minority interest expense represents the portion of income attributable to such minority shareholders for the periods presented.

2.	Loss and Loss Adjustment Expense Reserves

The following table summarizes the Company’s loss and loss adjustment expense (“LAE”) reserve activities for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Gross loss and LAE reserves — beginning	$1,005.5	$1,685.0	$1,089.2	$1,781.9
Reinsurance recoverable on unpaid losses — beginning	(183.7)	(291.6)	(197.3)	(305.7)

Net loss and LAE reserves — beginning	821.8	1,393.4	891.9	1,476.2

Losses and LAE incurred:
Current year losses	69.8	48.9	137.5	115.5
Prior year losses	(19.6)	16.5	(27.7)	0.8

Total losses and LAE incurred	50.2	65.4	109.8	116.3

Losses and LAE paid:
Current year losses	(5.3)	(10.8)	(5.9)	(20.3)
Prior year losses	(71.1)	(231.2)	(200.2)	(355.4)

Total losses and LAE paid	(76.4)	(242.0)	(206.1)	(375.7)

Net loss and LAE reserves — ending	795.6	1,216.8	795.6	1,216.8
Reinsurance recoverable on unpaid losses — ending	162.7	232.1	162.7	232.1

Gross loss and LAE reserves — ending	$958.3	$1,448.9	$958.3	$1,448.9

Loss and LAE development — three and six months ended June 30, 2007

The net favorable development during the three and six months ended June 30, 2007, for losses incurred during prior years primarily resulted from the following:

•	Net estimated ultimate Property Specialty losses for prior years decreased by $11.4 million and $22.0 million during the three and six months ended June 30, 2007, respectively, primarily as a result of claims emergence on the direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business. A significant portion of the Property Specialty favorable development

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized during the three months ended June 30, 2007, was a $5.8 million reduction in losses resulting from a fire claim that was settled for less than the reserve previously established.

•	Net estimated ultimate Property Catastrophe losses for prior years decreased by $5.8 million and $3.3 million during the three and six months ended June 30, 2007, respectively, due mainly to decreases in projected losses for hurricanes Katrina, Rita and Wilma, as well as some smaller events such as U.S. tornadoes.

•	Net ultimate Other Specialty losses for prior years decreased by $2.4 million during the three and six months periods ended June 30, 2007. The favorable development related to many classes of business within Other Specialty lines.

Loss and LAE development — three and six months ended June 30, 2006

The net unfavorable development during the three and six months ended June 30, 2006, for losses incurred during prior years primarily resulted from the following:

•	Net estimated ultimate Property Catastrophe losses for prior years increased by $21.8 million and by $22.9 million during the three and six months ended June 30, 2006, respectively. The adverse development in the second quarter was primarily driven by an increase in losses relating to our retrocessional book of business for the 2005 hurricanes.

•	Net estimated ultimate Property Specialty losses for prior years decreased by $9.7 million and $17.5 million during the three and six months ended June 30, 2006, respectively. The majority of the decrease in the second quarter was due to a reduction in the expected ultimate losses for property risk excess claims.

•	Net estimated ultimate Other Specialty losses for prior years increased by $5.5 million and decreased by $1.1 million during the three and six months ended June 30, 2006, respectively. The reserve increase experienced within the Other Specialty category for the three months ended June 30, 2006, related to a large claim that was reported during the period from an explosion in December 2005.

•	Net estimated ultimate qualifying quota share losses for prior years decreased by $1.1 million and $3.5 million during the three and six months ended June 30, 2006, resulting from favorable commutations of such contracts during the periods.

3.	Reinsurance

In the normal course of business, the Company purchases reinsurance in an opportunistic manner in order to manage its exposures. All of the Company’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance has been purchased to protect the Company against the risk of future losses as opposed to covering losses that have already occurred but have not been paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent the Company has also purchased quota share reinsurance with respect to specific lines of business. The Company also purchases industry loss warranty policies which provide coverage for certain losses incurred by the Company provided they are triggered by events exceeding a specified industry loss size. In addition, for certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which the Company nets against gross premiums written.

The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations and with respect to certain contracts that carry underlying reinsurance protection, the Company would be liable in the event that the ceding companies are unable to collect amounts due from underlying third party reinsurers.

The Company records provisions for uncollectible reinsurance recoverable when collection becomes unlikely. Under the Company’s reinsurance security policy, reinsurers are generally required to be rated A- or better by A.M. Best at the time the policy is written. The Company considers reinsurers that are not rated or do not fall within

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the above rating threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed. The Company monitors the financial condition and ratings of its reinsurers on an ongoing basis.

Earned reinsurance premiums ceded were $33.6 million and $41.1 million for the three months ended June 30, 2007 and 2006, respectively, and $65.6 million and $106.9 million for the six months ended June 30, 2007 and 2006, respectively. Total recoveries netted against loss and LAE were $(.8) million and $(6.9) million for the three months ended June 30, 2007 and 2006, respectively, and $6.0 million and $28.7 million for the six months ended June 30, 2007 and 2006, respectively. The negative reinsurance recovery for the three months ended June 30, 2006, was due to a reduction in the estimate of loss and LAE primarily related to hurricane Katrina. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

The current A.M. Best ratings of the Company’s reinsurers related to reinsurance recoverable on paid losses at June 30, 2007, are as follows:

Rating	Amount	% of Total

A++	$—	—%
A+	2.0	16.7
A	7.5	62.5
A−	2.4	20.0
B+	0.1	0.8
Not Rated	—	—

Total reinsurance recoverable on paid losses	$12.0	100.0%

The current A.M. Best ratings of the Company’s reinsurers related to reinsurance recoverable on unpaid losses at June 30, 2007, are as follows:

Rating	Amount	% of Total

A++	$64.8	39.8%
A+	13.1	8.1
A	58.9	36.2
A−	13.2	8.1
B+	10.4	6.4
Not Rated	2.3	1.4

Total reinsurance recoverable on unpaid losses	$162.7	100.0%

The Company does not believe that there are any amounts uncollectible from its reinsurers at this time.

The Company has also entered into a derivative transaction with Champlain Limited (“Champlain”), a Cayman Islands special purpose vehicle, which provides reinsurance-like protection. As the coverage responds to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses that the Company incurs, this transaction is accounted for as a weather derivative in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue 99-2, “Accounting for Weather Derivatives”, and not as a reinsurance transaction. In accordance with the guidance provided by EITF 99-2, this transaction has been valued by applying the intrinsic value method, which results in no value adjustment in the absence of an industry loss event triggering recovery.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments

During the first quarter of 2007, the Company adopted FAS 157 and FAS 159. As a result, for 2007 all of the Company’s marketable securities are carried at fair value, based on quoted prices in active markets for identical assets (Level 1 inputs as defined in FAS 157), with the net unrealized appreciation or depreciation on such securities being reported as net realized and unrealized gains (losses) on the Company’s statement of operations. This adoption had no impact on gains or losses associated with the Company’s other investments. Prior to the adoption of FAS 157 and FAS 159, the Company’s marketable securities available for sale were carried at fair value, based on quoted market prices, with the net unrealized appreciation or depreciation on such securities being reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

The table below shows the aggregate cost (or amortized cost) and fair value of the Company’s marketable securities, by investment type, at June 30, 2007:

	As of June 30, 2007
	Amortized
	Cost	Fair Value

Fixed maturity investments — trading:
U.S. government securities	$281.9	$280.5
U.S. government-sponsored enterprise securities	473.9	470.3
Corporate debt securities	644.2	648.2
Mortgage-backed and asset-backed securities	875.7	865.9
Other fixed maturity securities	10.2	10.0

Total fixed maturity investments — trading	$2,285.9	$2,274.9

	Cost	Fair Value

Equity securities — trading	$160.5	$211.9

The table below shows the aggregate cost (or amortized cost) and fair value of the Company’s marketable securities, by investment type, at December 31, 2006:

	As of December 31, 2006
	Amortized
	Cost	Fair Value

Fixed maturity investments — trading:
U.S. government securities	$177.8	$177.7
U.S. government-sponsored enterprise securities	73.6	73.4
Corporate debt securities	85.4	85.3
Mortgage-backed and asset-backed securities	4.0	4.0

Total fixed maturity investments — trading	$340.8	$340.4

	Amortized
	Cost	Fair Value

Fixed maturity investments — available for sale:
U.S. government securities	$251.3	$250.4
U.S. government-sponsored enterprise securities	588.2	580.5
Corporate debt securities	531.9	543.4
Mortgage-backed and asset-backed securities	773.6	771.0
Other	22.2	21.7

Total fixed maturity investments — available for sale	$2,167.2	$2,167.0

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost	Fair Value

Equity securities — available for sale	$157.5	$203.2

Other investments, consisting primarily of private placements, limited partnership interests and investments in derivative contracts, are generally recorded at fair value based on financial information received and other information available to management (Level 2 inputs as defined in FAS 157), including factors restricting the liquidity of the investments. The net unrealized appreciation or depreciation on these securities is reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income. The Company’s other investments as of June 30, 2007 and December 31, 2006, had a fair value of $30.9 million and $27.1 million, respectively. The Company’s largest holding is its investment in the common stock of Symetra Financial Corporation, a private placement acquired in 2004 at a cost of $20.0 million, which had a fair value of $24.0 million at June 30, 2007.

Other investments are routinely reviewed to determine if they have sustained an impairment in value that is considered to be other than temporary. This review involves consideration of several factors including (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. The identification of potentially impaired investments involves significant management judgment. Unrealized depreciation in the value of other investments considered by management to be other than temporary is charged to income in the period it is determined. The Company did not recognize any impairment on its other investments during the periods presented herein.

Changes in the fair value of the Company’s investments for the three and six months ended June 30, 2007, consisted of the following:

Changes in Fair Value for the Three Months Ended June 30, 2007
					Changes in
					Fair Value
	Net Realized and			Total Changes in	Reflected in
	Unrealized Gains	Net Foreign		Fair Value	Other
	(Losses) on	Exchange		Reflected in	Comprehensive
Description	Trading Investments	Gains	Other Revenue	Earnings	Income

Fixed maturity investments	$(16.1)	$1.2	$—	$(14.9)	$—
Equity securities	10.9	0.9	—	11.8	—
Other investments	—	0.4	1.2	1.6	0.8

Changes in Fair Value for the Six Months Ended June 30, 2007
					Changes in
					Fair Value
	Net Realized and			Total Changes in	Reflected in
	Unrealized Gains	Net Foreign		Fair Value	Other
	(Losses) on	Exchange		Reflected in	Comprehensive
Description	Trading Investments	Gains	Other Revenue	Earnings	Income

Fixed maturity investments	$(8.5)	$1.7	$—	$(6.8)	$—
Equity securities	18.6	1.0	—	19.5	—
Other investments	—	0.8	2.1	2.9	0.1

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt and Financing Arrangements

Senior Notes

During 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013. The Company may redeem the Senior Notes at any time at a “make-whole” redemption price; however, the Company has no current intention of doing so. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere. The unamortized carrying value of the Senior Notes at June 30, 2007 and December 31, 2006, was $249.3 million and $249.2 million, respectively.

The Company incurred and paid interest on the Senior Notes of $3.9 million for each of the three month periods ended June 30, 2007 and 2006, and $7.7 million for each of the six month periods ended June 30, 2007 and 2006.

Junior Subordinated Debt Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued all of its issued and outstanding common securities to the Company for a purchase price of $3.1 million. The Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments in the consolidated balance sheet.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by the Company. The junior subordinated debt securities bear interest at the same rates as the Trust Preferred Securities discussed above.

The Company incurred and paid interest expense on the Debentures of $2.1 million for each of the three month periods ended June 30, 2007 and 2006, and $4.3 million for each of the six month periods ended June 30, 2007 and 2006.

Blue Ocean Long-Term Debt

In November 2006 Blue Ocean obtained a secured long-term loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”). The Blue Ocean Debt has an initial maturity date of February 28, 2008; however, Blue Ocean may extend the maturity date up to August 29, 2008. The Blue Ocean Debt bears interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points, which may be increased to 400 basis points, depending on certain conditions.

Blue Ocean incurred interest expense on the Blue Ocean Debt of $1.4 million and $2.8 million for the three and six month periods ended June 30, 2007, respectively. Blue Ocean paid $2.8 million in interest on the Blue Ocean Debt during the six months ended June 30, 2007.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re and Blue Ocean Re provide letters of credit to certain of their clients. The Company and Montpelier Re also maintain an unsecured revolving credit facility. The following table outlines these credit facilities as of June 30, 2007:

	Credit Line	Usage	Expiry Date

Secured operational Letter of Credit facilities:
Syndicated facility: Tranche B	$225.0	$146.1	Aug. 2010
Syndicated 5-Year facility	$500.0	$54.2	June 2011
Syndicated 5-Year facility	$250.0	$230.1	June 2012
Bilateral facility A	$100.0	$72.1	None
Blue Ocean Re	$250.0	$—	None
Lloyd’s standby facility	£74.0	£73.9	Dec. 2012

	Credit Line	Usage	Expiry Date

Unsecured operational Revolving Credit facility:
Syndicated 364-Day facility	$50.0	$—	June 2008

In June 2007, Montpelier Re entered into a new 5-Year secured $250.0 million letter of credit facility and the Company and Montpelier Re entered into a new 364-Day unsecured $50.0 million revolving loan and letter of credit facility. The agreements governing these facilities contain covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements. In addition, the agreements governing these facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.

In June 2007, the Company, Montpelier Re and Montpelier Capital Limited (a wholly-owned subsidiary of the Company) entered into a secured £74.0 million standby letter of credit facility through December 31, 2012, which will be used to support business to be written by Syndicate 5151. The agreements governing this facility contain covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain other agreements. In addition, the agreements governing these facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.

The letter of credit facilities outlined above are fully secured by investments and cash.

Trust Agreements

In the normal course of business, Blue Ocean Re establishes trust funds for the benefit of ceding companies. As of June 30, 2007, restricted assets associated with such trust funds consisted of cash and cash equivalents of $72.3 million and fixed maturity investments of $155.8 million.

6.	Derivative Contracts

As of June 30, 2007, the Company had entered into several derivative transactions: the catastrophe bond protection purchased from Champlain (See Note 3); the Catastrophe Bond Total Rate of Return Swap Facility (as described below); the foreign currency exchange agreements (as described below); and the equity forward and related share issuance agreement (see Note 8).

The Company has entered into a Catastrophe Bond Total Rate of Return Swap Facility (the “Facility”) under which the Company is entitled to receive contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonds and their market value is marked to market over the terms of the swap agreements and, in addition to any resulting payments received, are included as other revenues. The counterparty’s exposure under the Facility is collateralized by a lien over a portfolio of the Company’s investment grade securities which equals the amount of the facility utilized, after adjustments for credit quality. As of June 30, 2007 and December 31, 2006, the Company had entered into several catastrophe bond total rate of return swap transactions having a combined notional capital amount of $69.7 million and $48.7 million, respectively.

The Company has also entered into foreign currency exchange agreements that represent an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. These agreements do not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies; rather, they allow the Company to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as other investments at fair value. At June 30, 2007 and December 31, 2006, the Company was party to outstanding foreign currency exchange agreements having a gross notional exposure of $54.9 million and $64.6 million, respectively.

7.	Related Party Transactions

On May 1, 2007, the Company repurchased from White Mountains Insurance Group, Ltd. (“White Mountains”), 939,039 of the Company’s common shares and 7,172,375.5 of the Company’s warrants for a total purchase price of $65.0 million. As a result, White Mountains no longer has any ownership interest in the Company. As of December 31, 2006, White Mountains beneficially owned approximately 6.8% of the Company, assuming conversion of the warrants it held at that date. White Mountains currently provides the Company with investment advisory and management services.

Wilbur L. Ross, Jr., a Director of the Company, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC owned 6.7% of the Company’s common shares and 9.8% of Blue Ocean’s common shares at June 30, 2007. Mr. Ross is also one of the five Directors of Blue Ocean.

During the three months ended June 30, 2007 and 2006, Blue Ocean Re incurred $2.3 million and $1.5 million in total fees (consisting of underwriting and performance fees), respectively, related to its Underwriting Agreement with MAL. During the six months ended June 30, 2007 and 2006, Blue Ocean Re incurred $6.6 million and $1.8 million in total fees (consisting of underwriting and performance fees), respectively, related to its Underwriting Agreement with MAL.

The Company ceded reinsurance premiums of $7.6 million and $7.8 million to Rockridge Reinsurance, Ltd. (“Rockridge”), an 11% owned, non-consolidated affiliate during the three and six months ended June 30, 2006, respectively. The premiums ceded by the Company represented 100% of the gross premiums written by Rockridge for these periods. During December 2006, Rockridge ceased its operations and returned 97% of its capital to investors and all of its unearned premium to the Company. The Company’s remaining capital will be returned when Rockridge is formally dissolved.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholders’ Equity

The following table is a summary of the Company’s common shares issued and outstanding:

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2007	2006

Common shares outstanding — beginning of period	111,775,682	89,178,490
Issuances of common shares	—	6,896,552
Repurchases and retirements of common shares	(939,039)	—
Director Share Plan issuances	5,224	5,840
Common shares issued (retired) under share issuance agreements	(7,774,800)	15,694,800

Common shares outstanding — end of period	103,067,067	111,775,682

On May 1, 2007, the Company repurchased from White Mountains 939,039 of the Company’s common shares and 7,172,375.5 outstanding warrants for a total purchase price of $65.0 million. The common shares and warrants repurchased from White Mountains were retired. As a result of this transaction, the Company no longer has any warrants outstanding.

For the six months ended June 30, 2007 and the twelve months ended December 31, 2006, the Company issued 5,224 and 5,840 common shares, respectively, resulting from the conversion of Director Share Units (“DSUs”) to common shares.

In May 2007 the Company retired 7,774,800 common shares under the share issuance agreement and during 2006 the Company issued 15,694,800 common shares under the share issuance agreement, as further described below.

On May 25, 2006, the Company entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006, and the second purchase of 3,448,276 common shares closed on June 28, 2006. The net proceeds after deducting estimated offering expenses of $0.4 million was approximately $99.6 million which has been used for general corporate purposes.

Equity Forward and Share Issuance Agreement

On May 31, 2006, the Company entered into two equity forward sale agreements under which the Company agreed to sell (subject to the Company’s right to elect cash settlement or net settlement) an aggregate of between 9,796,388 and 15,694,800 common shares to an affiliate of Credit Suisse Securities (USA) LLC (the “forward counterparty”) in exchange for proceeds of approximately $180 million. On March 1, 2007, the Company notified the forward counterparty of its election of net share settlement for the entire first equity forward sale agreement, which settled over 20 business days beginning March 8, 2007. In the course of the settlement, as the valuation price for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries were required to be made by us or the forward counterparty. As a result, there was no effect on the Company’s consolidated financial statements, fully converted book value per share or earnings per share resulting from the net share settlement.

During periods in which the Company’s average share price exceeds the forward cap price of $18.375 per share, the remaining equity forward sale agreement will have a dilutive impact on diluted earnings per share and, during periods in which the Company’s fully converted book value per share exceeds the forward cap price of $18.375 per share, the remaining forward sale agreement will have a dilutive impact on fully converted book value per share.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with, and at the same time as, entering into the equity forward sale agreements described above, the Company also entered into a share issuance agreement, dated May 31, 2006, with the forward counterparty. Under the terms of this share issuance agreement the Company was entitled to issue, for payment of the par value thereof, to the forward counterparty, up to 15,694,800 common shares, subject to the Company’s right to repurchase for cancellation an equal number of common shares for nominal consideration. As a result of the settlement of the first equity forward sale agreement, the Company repurchased and retired 7,774,800 of these shares on May 11, 2007.

Under the terms of the remaining share issuance agreement, the Company continues to have 7,920,000 common shares issued and outstanding at their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, the Company believes that, under GAAP currently in effect, the common shares issued thereunder should not be considered outstanding for the purposes of computing and reporting earnings per share or fully converted book value per share.

Dividends

The Company declared quarterly cash dividends of $.075 per common share and warrant outstanding for each of the three month periods ended June 30, 2007 and 2006, and declared quarterly cash dividends of $.15 per common share and warrant outstanding for each of the six month periods ended June 30, 2007 and 2006.

9.	Segment Reporting

The Company operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. The Company is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean is a provider of collateralized property catastrophe retrocessional reinsurance. Blue Ocean has recently ceased its writings and is in the process of returning its capital to shareholders. Barring a change in market conditions, Blue Ocean expects to substantially wind-up its operations this year.

During 2007, Blue Ocean paid $249.0 million in dividends and distributions to its common and preferred shareholders (of which the Company received $145.1 million) and repurchased $55.0 million of its preferred shares (of which the Company received $36.5 million).

The following table summarizes the identifiable assets by segment as of the periods indicated:

	June 30,	December 31,
	2007	2006

Rated Reinsurance and Insurance Business	$3,398.6	$3,388.6
Collateralized Property Catastrophe Retrocessional Business	251.8	510.2

Total	$3,650.4	$3,898.8

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the statements of operations by segment for the three months ended June 30, 2007 and 2006 follows:

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended June 30, 2007	Business	Business	Elimination	Total

Gross premiums written	$175.7	$12.5	$—	$188.2

Gross premiums earned	$146.5	$16.2	$—	$162.7
Earned reinsurance premiums ceded	(33.6)	—	—	(33.6)

Net premiums earned	112.9	16.2	—	129.1
Loss and loss adjustment expenses	(50.2)	—	—	(50.2)
Acquisition costs	(18.9)	(0.9)	—	(19.8)
General and administrative expenses	(20.1)	(2.6)	2.3	(20.4)

Underwriting income	23.7	12.7	2.3	38.7
Net investment income	30.2	5.0	(0.8)	34.4
Other revenue	9.1	—	(7.9)	1.2
Interest and other financing expenses	(6.4)	(1.8)	—	(8.2)
Other non-underwriting expenses	(2.9)	—	—	(2.9)

Net income before investment gains and foreign exchange(1)	53.7	15.9	(6.4)	63.2
Net realized and unrealized losses on investments	(4.9)	(0.3)	—	(5.2)
Net foreign exchange gains	1.9	—	—	1.9

Net income before minority interest	$50.7	$15.6	$(6.4)	$59.9

Minority interest expense — Blue Ocean				(9.2)

Net income				$50.7
Other comprehensive income items(2)				.8

Comprehensive income				$51.5

(1)	Effective January 1, 2007, the Company elected to adopt FAS 159 for all of its marketable securities that were classified as available for sale at December 31, 2006. These marketable securities continue to be carried at fair value, based on quoted market prices; however, effective January 1, 2007, any unrealized gains or losses are now recorded as net realized and unrealized gains (losses) on investments in its consolidated statement of operation. Prior periods were not amended for this change.

(2)	Relates to the Rated Reinsurance and Insurance Business segment only.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended June 30, 2006	Business	Business	Elimination	Total

Gross premiums written	$234.4	$61.8	$—	$296.2

Gross premiums earned	$174.3	$18.1	$—	$192.4
Earned reinsurance premiums ceded	(41.1)	—	—	(41.1)

Net premiums earned	133.2	18.1	—	151.3
Loss and loss adjustment expenses	(65.4)	—	—	(65.4)
Acquisition costs	(28.2)	(1.7)	—	(29.9)
General and administrative expenses	(14.7)	(1.8)	1.5	(15.0)

Underwriting income	24.9	14.6	1.5	41.0
Net investment income	27.6	3.6	(.8)	30.4
Other revenue	10.3	—	(7.6)	2.7
Interest and other financing expenses	(7.0)	—	—	(7.0)
Other non-underwriting expenses	(3.1)	—	—	(3.1)

Net income before investment gains and foreign exchange	52.7	18.2	(6.9)	64.0
Net realized and unrealized losses on investments	(1.7)	(0.8)	—	(2.5)
Net foreign exchange gains	6.6	—	—	6.6

Net income before minority interest	$57.6	$17.4	$(6.9)	$68.1

Minority interest expense — Blue Ocean				(10.5)

Net income				$57.6
Other comprehensive income items(1)				5.6

Comprehensive income				$63.2

(1)	Relates to the Rated Reinsurance and Insurance Business segment only.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the statements of operations by segment for the six months ended June 30, 2007 and 2006 follows:

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Six Months Ended June 30, 2007	Business	Business	Elimination	Total

Gross premiums written	$406.9	$42.3	$—	$449.2

Gross premiums earned	$298.7	$38.7	$—	$337.4
Earned reinsurance premiums ceded	(65.6)	—	—	(65.6)

Net premiums earned	233.1	38.7	—	271.8
Loss and loss adjustment expenses	(109.8)	—	—	(109.8)
Acquisition costs	(35.8)	(2.5)	—	(38.3)
General and administrative expenses	(35.3)	(7.1)	6.6	(35.8)

Underwriting income	52.2	29.1	6.6	87.9
Net investment income	57.4	11.8	(1.7)	67.5
Other revenue	23.5	—	(20.2)	3.3
Interest and other financing expenses	(13.0)	(3.7)	—	(16.7)
Other non-underwriting expenses	(5.8)	—	—	(5.8)

Net income before investment gains and foreign exchange(1)	114.3	37.2	(15.3)	136.2
Net realized and unrealized gains on investments	10.1	—	—	10.1
Net foreign exchange losses	(0.4)	—	—	(0.4)

Net income before minority interest	$124.0	$37.2	$(15.3)	145.9

Minority interest expense — Blue Ocean				(21.9)

Net income				$124.0
Other comprehensive income items(2)				0.1

Comprehensive income				$124.1

(1)	Effective January 1, 2007, the Company elected to adopt FAS 159 for all of its marketable securities that were classified as available for sale at December 31, 2006. These marketable securities continue to be carried at fair value, based on quoted market prices; however, effective January 1, 2007, any unrealized gains or losses are now recorded as net realized and unrealized gains (losses) on investments in its consolidated statement of operations. Prior periods were not amended for this change.

(2)	Relates to the Rated Reinsurance and Insurance Business segment only.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Six Months Ended June 30, 2006	Business	Business	Elimination	Total

Gross premiums written	$437.4	$83.7	$—	$521.1

Gross premiums earned	$367.2	$22.4	$—	$389.6
Earned reinsurance premiums ceded	(106.9)	—	—	(106.9)

Net premiums earned	260.3	22.4	—	282.7
Loss and loss adjustment expenses	(116.3)	—	—	(116.3)
Acquisition costs	(61.8)	(2.0)	—	(63.8)
General and administrative expenses	(29.2)	(2.3)	1.8	(29.7)

Underwriting income	53.0	18.1	1.8	72.9

Net investment income	54.0	6.9	(1.7)	59.2
Other revenue	11.7	—	(8.8)	2.9
Interest and other financing expenses	(14.1)	—	—	(14.1)
Other non-underwriting expenses	(7.9)	—	—	(7.9)

Net income before investment gains and foreign exchange	96.7	25.0	(8.7)	113.0
Net realized and unrealized losses on investments	(6.4)	(2.9)	—	(9.3)
Net foreign exchange gains	7.1	—	—	7.1

Net income before minority interest	$97.4	$22.1	$(8.7)	$110.8

Minority interest expense — Blue Ocean				(13.4)

Net income				$97.4

Other comprehensive income items(1)				14.3

Comprehensive income				$111.7

(1)	Relates to the Rated Reinsurance and Insurance Business segment only.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line

	Three Months Ended June 30,
	2007		2006

Rated Reinsurance and Insurance Business
Property Catastrophe	$116.6	62.0%	$127.7	43.1%
Property Specialty	34.0	18.1	65.3	22.0
Other Specialty	25.1	13.3	41.4	14.0

Total Rated Reinsurance and Insurance Business	175.7	93.4%	234.4	79.1%

Collateralized Property Catastrophe Retrocessional Business	12.5	6.6	61.8	20.9

Total Gross Premiums	$188.2	100.0%	$296.2	100.0%

	Six Months Ended June 30,
	2007		2006

Rated Reinsurance and Insurance Business
Property Catastrophe	$267.9	59.7%	$223.9	43.0%
Property Specialty	79.1	17.6	129.6	24.9
Other Specialty	59.9	13.3	83.9	16.1

Total Rated Reinsurance and Insurance Business	406.9	90.6%	437.4	84.0%

Collateralized Property Catastrophe Retrocessional Business	42.3	9.4	83.7	16.0

Total Gross Premiums	$449.2	100.0%	$521.1	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended June 30,
	2007		2006

Rated Reinsurance and Insurance Business
USA and Canada	$113.0	64.3%	$168.0	71.7%
Worldwide(1)	27.5	15.7	32.4	13.8
Japan	15.5	8.8	21.6	9.2
Western Europe, excluding the United Kingdom and Ireland	4.1	2.3	2.0	0.9
United Kingdom and Ireland	3.6	2.0	2.4	1.0
Worldwide, excluding USA and Canada(2)	1.3	0.7	3.8	1.6
Others (2.5% or less)	10.7	6.2	4.2	1.8

Total Rated Reinsurance and Insurance Business	$175.7	100.0%	$234.4	100.0%

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,
	2007		2006

Collateralized Property Catastrophe Retrocessional Business
Worldwide(1)	$8.8	70.4%	$40.3	65.2%
Caribbean	1.9	15.2	—	—
Worldwide, excluding USA and Canada(2)	1.1	8.8	2.2	3.6
USA and Canada	0.7	5.6	19.3	31.2

Total Collateralized Property Catastrophe Retrocessional Business	$12.5	100.0%	$61.8	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the USA and Canada.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

	Six Months Ended June 30,
	2007		2006

Rated Reinsurance and Insurance Business
USA and Canada	$210.0	51.6%	$291.7	66.7%
Worldwide(1)	66.1	16.2	60.5	13.8
Western Europe, excluding the United Kingdom and Ireland	46.1	11.3	18.2	4.2
Worldwide, excluding USA and Canada(2)	20.6	5.1	17.1	3.9
Japan	18.1	4.5	25.2	5.8
United Kingdom and Ireland	17.1	4.2	5.0	1.1
Others (2.5% or less)	28.9	7.1	19.7	4.5

Total Rated Reinsurance and Insurance Business	$406.9	100.0%	$437.4	100.0%

	Six Months Ended June 30,
	2007		2006

Collateralized Property Catastrophe Retrocessional Business
Worldwide(1)	$20.6	48.7%	$42.7	51.0%
USA and Canada	18.7	44.2	21.1	25.2
Caribbean	1.9	4.5	13.9	16.6
Worldwide, excluding USA and Canada(2)	1.1	2.6	6.0	7.2

Total Collateralized Property Catastrophe Retrocessional Business	$42.3	100.0%	$83.7	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the USA and Canada.

(2)	“Worldwide, excluding USA and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the USA and Canada.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share

During 2007, the Company modified its method of calculating basic and diluted earnings per share. In determining the basic earnings per share numerator, dividends declared on outstanding warrants are deducted from net income. In the diluted earnings per share calculation, this same adjustment is made provided that the result is more dilutive than if the Company were simply to include the average number of warrants outstanding during the period to the diluted earnings per share denominator (as computed using the treasury stock method). Prior periods have been revised to reflect this approach, resulting in a reduction in basic and diluted earnings per share of $.01 for the three months ended June 30, 2006 and a reduction in basic earnings per share of $.01 for the six months ended June 30, 2006. There was no change to diluted earnings per share for the six months ended June 30, 2006.

The following tables outline the Company’s calculations of basic and diluted earnings per share for the three and six month periods ending June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006

Basic earnings per share:
Net income	$50.7	$57.6
Less: dividends declared on outstanding warrants	—	(0.5)

Earnings per share numerator	$50.7	$57.1
Average common shares outstanding	105,971,680	95,411,591
Less: average common shares issued under share issuance agreement(1)	(10,511,600)	(3,933,333)

Basic earnings per share denominator	95,460,080	91,478,258
Basic earnings per share	$.53	$.62

Diluted earnings per share:
Earnings per share numerator	$50.7	$57.1
Average common shares outstanding	105,971,680	95,411,591
Dilutive effect of share obligations under benefit plans(2)	366,378	79,263
Dilutive effect of the equity forward share agreement(1)	2,198	—
Less: average common shares issued under share issuance agreement(1)	(10,511,600)	(3,933,333)

Diluted earnings per share denominator	95,828,656	91,557,521
Diluted earnings per share	$.53	$.62

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2007	2006

Basic earnings per share:
Net income	$124.0	$97.4
Less: dividends declared on outstanding warrants	(0.5)	(1.0)

Earnings per share numerator	$123.5	$96.4
Average common shares outstanding	108,874,901	92,295,346
Less: average common shares issued under share issuance agreement(1)	(13,103,200)	(1,966,666)

Basic earnings per share denominator	95,771,701	90,328,680
Basic earnings per share	$1.29	$1.07

Diluted earnings per share:
Earnings per share numerator	$123.5	$96.4
Average common shares outstanding	108,874,901	92,295,346
Dilutive effect of share obligations under benefit plans(2)	181,049	81,539
Less: effect of common shares issued under share issuance agreement(1)	(13,103,200)	(1,966,666)

Diluted earnings per share denominator	95,952,750	90,410,219
Diluted earnings per share	$1.29	$1.07

(1)	See Note 8 for a discussion of the Company’s equity forward share agreement and share issuance agreement.

(2)	Represents the dilutive effects of Restricted Stock Units (“RSUs”) and DSUs. The average number of RSUs outstanding have been reduced by the amount of unrecognized compensation cost for the periods presented using the treasury stock method.

11.	Commitments and Contingent Liabilities

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of investments, cash and cash equivalents and reinsurance recoverable. The investment portfolio is managed in a diversified manner with restrictions on the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk within its investment portfolio other than concentrations in government and government-sponsored enterprises. The Company did not own an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at June 30, 2007 and 2006. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and, therefore, the Company faces credit risk in respect of these holdings.

The Company underwrites the majority of its business through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to the Company. Concentrations of credit risk with respect to reinsurance recoverable are described in Note 3.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

The Company and its subsidiaries, in common with the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of its business. The Company was not involved in any material pending litigation or arbitration proceedings at June 30, 2007.

Investment Commitment

During 2007, the Company, through MCA, committed to invest $10.0 million in a U.S. private equity fund. As of June 30, 2007, $2.4 million of this amount had been funded.

12.	Statutory Requirements

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file statutory financial statements and a statutory financial return. The Act also requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For all periods presented herein, Montpelier Re satisfied these requirements.

Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file statutory financial statements and a statutory financial return. The Act also requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expenses. For all periods presented herein, Blue Ocean Re satisfied these requirements.

Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met by Montpelier Re and Blue Ocean Re for all periods presented herein.

The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends to shareholders.

13.	Share-Based Compensation

The Montpelier Long-Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan for key employees of the Company and its subsidiaries. At the discretion of the Board’s Compensation and Nominating Committee (the “Committee”), incentive awards, the value of which is based on the Company’s common shares, may be made to plan participants. Currently, the Company’s share-based incentive awards under the LTIP consist of awards of performance shares, RSUs and DSUs.

Performance Shares

Since 2005, performance shares have been a significant element of the Company’s LTIP awards in terms of prospective value. Each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, a plan participant may receive a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to the operating and financial performance of the Company over the period. At the discretion of the Committee, any final payment in respect of such a grant may take the form of cash, common shares or a combination of both.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For all currently outstanding performance share awards, the primary performance target for a 100% harvest ratio of performance shares is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk-based capital.

The following table summarizes the Company’s performance share activity for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Performance	Accrued	Performance	Accrued	Performance	Accrued	Performance	Accrued
	Shares	Expense	Shares	Expense	Shares	Expense	Shares	Expense

Beginning of period	744,000	$1.7	567,000	$0.4	572,000	$1.1	400,000	$—
Payments	—	—	—	—	—	—	—	—
New awards	—	—	—	—	172,000	—	167,000	—
Cancellations	(400,000)	—	—	—	(400,000)	—	—	—
Expense recognized	—	1.5	—	0.2	—	2.1	—	0.6

End of period	344,000	$3.2	567,000	$0.6	344,000	$3.2	567,000	$0.6

On April 2, 2007, 400,000 performance shares previously issued under the 2005-2007 period were cancelled without payment as there was no expected payout related to this performance period due to the adverse financial effects of the severe hurricanes that occurred during 2005.

The following table summarizes performance shares outstanding and the accrued performance share expense at June 30, 2007, for each performance cycle:

	Performance
	Shares	Accrued
	Outstanding	Expense

Performance cycle:
2006 — 2008	172,000	$2.7
2007 — 2009	172,000	0.5

Total at June 30, 2007	344,000	$3.2

If 100% of the outstanding performance shares had been vested on June 30, 2007, the total additional compensation cost to be recognized would have been $5.4 million based on current accrual factors (share price and payout assumptions).

RSUs

Since 2006, RSUs have also been a significant element of the Company’s LTIP awards in terms of prospective value. RSUs are phantom restricted shares which vest ratably in equal tranches, typically over three-to-five year periods, subject to the employee remaining employed by the Company at the applicable vesting date. RSUs are payable in common shares at the end of the RSU term. Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends.

MONTPELIER RE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the Company’s RSU activities for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		Unamortized		Unamortized		Unamortized		Unamortized
		Grant		Grant		Grant		Grant
		Date		Date		Date		Date
	Restricted	Fair	Restricted	Fair	Restricted	Fair	Restricted	Fair
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Beginning of period	898,332	$9.3	452,500	$6.7	456,000	$3.0	—	$—
Granted	30,000	0.5	—	—	481,000	8.5	452,500	7.9
Paid	—	—	—	—	—	—	—	—
Forfeitures	(27,000)	—	(17,000)	—	(35,668)	—	(17,000)	—
Expense recognized	—	(1.8)	—	(1.2)	—	(3.5)	—	(2.4)

End of period	901,332	$8.0	435,500	$5.5	901,332	$8.0	435,500	$5.5

In determining the initial grant date fair value of RSUs, the Company assumes a 3% forfeiture rate. Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

As of June 30, 2007, 125,167 of the total outstanding RSUs were vested. Vested RSUs remain outstanding until the completion of the full anniversary period of the RSU award, continue to receive cash dividends and are subject to cancellation in the event of a termination for cause.

The following table summarizes RSUs outstanding and the unamortized grant date fair value of such RSUs at June 30, 2007, for each vesting period:

		Unamortized
	RSUs	Grant Date Fair
	Outstanding	Value

Vesting period:
2006 — 2008	439,332	$2.0
2007 — 2009	432,000	5.5
2007 — 2011	30,000	0.5

Total at June 30, 2007	901,332	$8.0

Director Share Plan

All non-management directors are eligible to voluntarily participate in the Director Share Plan. Eligible directors who elect to participate receive, in lieu of a portion of their annual cash retainer, a number of DSUs of the same dollar value based on the value of common shares at that date. DSUs comprise a contractual right to receive common shares, or an equivalent amount of cash, upon termination of service as a director. In addition, while the DSUs are outstanding, they are credited with dividend equivalents. The Company incurred an expense of $0.1 million for each of the six months ended June 30, 2007 and 2006, in connection with the Director Share Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2007 and 2006 and our financial condition as of June 30, 2007. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

This discussion contains forward-looking statements within the meaning of the United States (the “U.S.”) Federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. See “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission and as amended herein in Part II, Item 1A. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results, future dividends or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plan for Montpelier Syndicate 5151 effectively, including the integration of those operations into our existing operations; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedants and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

Summary Financial Results

We ended the second quarter of 2007 with a fully converted book value per share of $16.04, an increase of 0.2% for the past three months, 4.8% for the past six months and 25.9% for the past twelve months, inclusive of dividends.

During the second quarter of 2007, our operations provided $0.48 to our fully converted book value per share which was offset by a decrease of $0.52 resulting from our repurchase of 939,039 common shares and 7,172,375.5 warrants to acquire common shares from White Mountains Insurance Group, Ltd. for a total purchase price of $65.0 million. We believe that this repurchase of common shares and warrants will provide an attractive return to our shareholders over time.

Comprehensive income for the second quarter of 2007 was $51.5 million compared to $63.2 million for the second quarter of 2006. Our GAAP combined ratio was 70.0% for the 2007 second quarter as compared to 72.9% for the second quarter of 2006.

Comprehensive income for the first six months of 2007 was $124.1 million compared to $111.7 million for the first six months of 2006. Our GAAP combined ratio was 67.7% for the first six months of 2007 as compared to 74.3% for the first six months of 2006.

Catastrophe and Enterprise-Wide Risk Management

We manage certain quantifiable key risks using internally developed and third party vendor models. Below we show our exposures as of recent dates for three of the internal measures we use.

I. Gross Reinsurance Treaty Zonal Contract Limits

We track our gross reinsurance treaty contract limits exposed to a single natural perils occurrence within defined major catastrophe zones. This measure includes all contracts limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections the Company has purchased. As of June 1, 2007, our largest single zonal concentration was European windstorm (consisting of the United Kingdom, Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden) at $1,327 million on a gross basis. Our largest U.S. single zonal concentration was Florida/Northeast Clash which was $1,189 million on a gross basis.

II. Single Event Probable Maximum Net Loss

For certain defined natural catastrophe region and peril combinations, we track the average of our modeled single event net loss for the worst 1% of our simulated distribution, which is approximately the equivalent of a simulated 1 in 250 year event. The modeled net loss estimate from a single event includes contributions from our entire portfolio of insurance policies, reinsurance protections the Company has purchased and event-linked derivative securities, but excludes any potential benefit arising from reinstatement premiums. As of June 1, 2007, our single largest peak zone was European windstorm at $682 million.

III. Enterprise-Wide Risks

We measure enterprise-wide risk using a simulated annual aggregate operating result approach. This approach estimates a net operating result over simulated annual return periods including contributions from certain variables such as aggregate premiums, losses, expenses, and investment results. Based on our April 1, 2007 in force portfolio, the average of our modeled net operating loss for the worst 1% of our simulated annual periods, which is approximately the equivalent of a simulated 1 in 250 year event, was $623 million.

Our catastrophe and enterprise-wide risk management metrics entail significant estimates, judgments and uncertainties. Please see our “Risk Factors” in Part II, Item 1A herein.

Outlook and Trends

Pricing in most insurance and reinsurance markets is generally cyclical in nature. In 2006 we saw significant price increases in U.S. peak property zones, particularly on business exposed to hurricanes and earthquakes. These increases were a result of the catastrophic hurricanes that occurred in 2004 and 2005. The large industry losses caused by these events led to an increase in perceived catastrophe risk by market participants, catastrophe modeling firms and rating agencies which directly and indirectly led to increased prices.

Outside of property business in U.S. peak zones, pricing during 2006 was mixed as we observed instances of upward price movement and, more frequently, price decreases.

We expect a downward trend in virtually all insurance and reinsurance markets to continue due to increasing competition from the private sector and, for catastrophe prone business, the impact of certain governmental initiatives that have occurred or may occur.

In anticipation of a weakening underwriting environment over the course of 2007, particularly with respect to our core short-tail lines, we allocated more capacity to January renewals in 2007 than in 2006, reversing the approach we adopted in 2006 when we held back capacity at the January renewal period and deployed more capacity mid-year. For that reason, we wrote significantly less premium during the second quarter of 2007, versus the comparable 2006 period, and we expect to write less premium during the balance of 2007 than in 2006.

The most significant decline for us has been in the writing of collateralized property catastrophe retrocessional business in Blue Ocean. This was the first segment to show significant increases following the 2005 catastrophes and likewise, its pricing has deteriorated most rapidly. In the second quarter of 2007, Blue Ocean wrote minimal business and for the remainder of the year we anticipate Blue Ocean will write no business.

Although current rate levels remain healthy overall, competition continues to increase and we anticipate our total 2007 premium volume to decline versus that in 2006.

New Initiatives

On June 19, 2007, we announced that we had received approval from Lloyd’s for the commencement of trading on July 1, 2007 of a new syndicate to be known as Montpelier Syndicate 5151 (“Syndicate 5151”). Syndicate 5151 will underwrite primarily short tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets. Stamp capacity for 2007 is set at £47 million, but is planned to increase to £143 million in 2008, subject to market conditions. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s and is the basis on which it must pay subscriptions and contributions.

One of the early initiatives of Syndicate 5151 will be to accept business from our newly formed U.S. managing general agent, Montpelier Underwriting Inc. (“MUI”). This new initiative is intended to facilitate access to business through a broader range of distribution channels and to increase, over time, the proportion of non catastrophe-exposed business that we underwrite.

A significant source of the funds to be provided to Lloyd’s is a $117.8 million capital distribution we received from Blue Ocean during the 2007 second quarter.

On May 25, 2007, it was announced that our wholly-owned subsidiary, Montpelier Capital Advisors, Ltd. (“MCA”), will serve as sub-adviser to the Pioneer Diversified High Income Trust, a publicly traded closed-end fund (the “Pioneer Fund”) offering investors event-linked bonds, known as catastrophe bonds. The Company will not be an investor in the Pioneer Fund and expects to earn a limited amount of fee income in future periods as its sub-advisor.

On July 23, 2007, the Company announced that it is forming Montpelier Europa AG, a Swiss company based in Zug, Switzerland, to provide marketing services to Syndicate 5151. Montpelier Europa AG will also support the Company’s existing regional marketing effort in respect of certain established lines of business. Montpelier Europa AG is expected to commence operations on September 1, 2007, and will focus its efforts on Continental Europe and the Middle East. The United Kingdom, France and the Benelux countries will continue to be serviced out of the Company’s existing marketing office in London.

Due to the nature and timing of these new initiatives, they are not expected to have a significant impact on our consolidated revenues for 2007. However, we are in the process of building an infrastructure to support these activities which will cause our general and administrative expenses for the remainder of 2007 to increase.

Book Value Per Share

The following table presents our book value per share and fully converted book value per share:

	June 30,	March 31,	Dec. 31,	June 30,
	2007	2007	2006	2006

Common Shareholders’ Equity	$1,540.6	$1,559.6	$1,492.9	$1,255.5

Book value per share denominators (thousands of shares):
Common shares outstanding	103,067	111,778	111,776	107,876
Common shares subject to share issuance agreements(1)	(7,920)	(15,695)	(15,695)	(11,800)

Book value per share denominator	95,147	96,083	96,081	96,076
Common share obligations under benefit plans	920	929	474	478

Fully converted book value per share denominator	96,067	97,012	96,555	96,554

Book value per share	$16.19	$16.23	$15.54	$13.07

Fully converted book value per share	$16.04	$16.08	$15.46	$13.00

Change in fully converted book value per share from March 31, 2007(2)	0.2%
Change in fully converted book value per share from December 31, 2006(2)	4.8%
Change in fully converted book value per share from June 30, 2006(2)	25.9%

(1)	Under the terms of the remaining share issuance agreement, we continue to have 7,920,000 common shares issued and outstanding. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that would otherwise result from the issuance such shares, we do not consider these shares outstanding for purposes of this computation.

(2)	Computed as the internal rate of return of the change in fully converted book value per share, as adjusted for dividends declared.

We believe that fully converted book value per share and the change in fully converted book value per share adjusted for dividends are measurements which are important to investors and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within the industry.

Consolidated Results of Operations

Our consolidated financial results for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)

Gross premiums written	$188.2	$296.2	$449.2	$521.1
Reinsurance premiums ceded	(21.6)	(24.3)	(93.3)	(103.5)

Net premiums written	166.6	271.9	355.9	417.6
Change in net unearned premiums	(37.5)	(120.6)	(84.1)	(134.9)

Net premiums earned	129.1	151.3	271.8	282.7
Net investment income	34.4	30.4	67.5	59.2
Net realized and unrealized gains (losses) — trading securities	(5.2)	(1.3)	10.1	(3.4)
Net realized losses — available for sale securities	—	(1.2)	—	(5.9)
Net foreign exchange gains (losses)	1.9	6.6	(.4)	7.1
Other revenue	1.2	2.7	3.3	2.9

Total revenues	161.4	188.5	352.3	342.6

Underwriting expenses:
Loss and loss adjustment expenses — current year losses	69.8	48.9	137.5	115.5
Loss and loss adjustment expenses — prior year losses	(19.6)	16.5	(27.7)	0.8
Acquisition costs	19.8	29.9	38.3	63.8
General and administrative expenses	20.4	15.0	35.8	29.7
Non-underwriting expenses:
Interest and other financing expenses	8.2	7.0	16.7	14.1
Other non-underwriting expenses	2.9	3.1	5.8	7.9

Total expenses	101.5	120.4	206.4	231.8

Income before minority interest expense	59.9	68.1	145.9	110.8
Minority interest expense — Blue Ocean	(9.2)	(10.5)	(21.9)	(13.4)

Net income	50.7	57.6	124.0	97.4

Other comprehensive income items	0.8	5.6	0.1	14.3

Comprehensive income	$51.5	$63.2	$124.1	$111.7

Loss and loss adjustment expense ratio	38.8%	43.2%	40.4%	41.2%
Acquisition costs ratio	15.4%	19.8%	14.1%	22.6%
General and administrative expense ratio	15.8%	9.9%	13.2%	10.5%

GAAP combined ratio	70.0%	72.9%	67.7%	74.3%

Underwriting Results by Segment

We operate through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. The Company is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean is a provider of collateralized property catastrophe retrocessional reinsurance. Blue Ocean has ceased writing business and is currently in the process of returning capital to its shareholders.

During 2007, Blue Ocean paid a total of $249.0 million in dividends and distributions to its common and preferred shareholders (of which the Company received $145.1 million) and repurchased a total of $55.0 million of its preferred shares (of which the Company received $36.5 million).

Rated Reinsurance and Insurance Business

Underwriting results for our Rated Reinsurance and Insurance Business segment for the three and six months ended June 30, 2007 and 2006 are as follows:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)

Gross premiums written	$175.7	$234.4	$406.9	$437.4

Gross premiums earned	$146.5	$174.3	$298.7	$367.2
Earned reinsurance premiums ceded	(33.6)	(41.1)	(65.6)	(106.9)

Net premiums earned	112.9	133.2	233.1	260.3
Loss and loss adjustment expenses — current year losses	(69.8)	(48.9)	(137.5)	(115.5)
Loss and loss adjustment expenses — prior year losses	19.6	(16.5)	27.7	(0.8)
Acquisition costs	(18.9)	(28.2)	(35.8)	(61.8)
General and administrative expenses	(20.1)	(14.7)	(35.3)	(29.2)

Underwriting income	$23.7	$24.9	$52.2	$53.0

Loss and loss adjustment expense ratio	44.5%	49.1%	47.1%	44.6%
Acquisition costs ratio	16.7%	21.2%	15.4%	23.8%
General and administrative expense ratio	17.8%	11.0%	15.1%	11.2%

GAAP Combined ratio	79.0%	81.3%	77.6%	79.6%

Gross premiums written during the second quarter of 2007 were $175.7 million, a decrease of 25% compared to the second quarter of 2006. This significant decrease in premiums written is largely the result of the Company allocating more capital to the January 1, 2007 renewals than in 2006 which resulted in a heavier weighting of premiums being written in the first quarter of 2007 than in 2006. Gross premiums written during the first half of 2007 were $406.9 million, a decrease of 7% compared to the first half of 2006. This decrease in premiums written is primarily the result of the impact of recent changes to Florida legislation. Under the new legislation, state sponsored entities will significantly increase their assumption of property catastrophe risk in Florida, a significant market.

Underwriting income for the second quarter of 2007 was $23.7 million, which includes $30.5 million of net losses incurred due to the United Kingdom and Australian floods. Based on our portfolio mix, we expect the majority of the loss to come from the United Kingdom floods as opposed to Australia. These losses were offset in part by $19.6 million of favorable reserve development on prior year losses. Underwriting income for the first half of 2007 was $52.2 million, which includes the second quarter 2007 losses described above as well as $35.0 million of net losses relating to Windstorm Kyrill recorded during the first quarter of 2007. These losses were offset in part by $27.7 million of favorable reserve development on prior year losses.

Gross Premiums Written

The following tables summarize our Rated Reinsurance and Insurance Business gross premiums, by line of business, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
	($ in millions)

Property Catastrophe	$116.6	66.4%	$127.7	54.5%
Property Specialty	34.0	19.4	65.3	27.9
Other Specialty	25.1	14.2	41.4	17.6

Total Gross Premiums	$175.7	100.0%	$234.4	100.0%

Total Gross Premiums (excluding reinstatement premiums)	$174.8		$226.5

	Six Months Ended June 30,
	2007		2006
	($ in millions)

Property Catastrophe	$267.9	65.8%	$223.9	51.2%
Property Specialty	79.1	19.5	129.6	29.6
Other Specialty	59.9	14.7	83.9	19.2

Total Gross Premiums	$406.9	100.0%	$437.4	100.0%

Total Gross Premiums (excluding reinstatement premiums)	$403.2		$428.9

We allocated more capacity to January renewals in 2007 than in 2006 and, as a result, we will write less mid-year renewals this year. For this reason, the amount of gross premiums written during the three months ended June 30, 2007, versus the same period in 2006, is not directly comparable.

During the six months ended June 30, 2007, our volume of gross premiums written decreased, as compared to the same period in 2006, mainly as a result of the following:

•	A decline in Property Catastrophe premiums from recent legislation in Florida,

•	A slight reduction in Property Catastrophe premiums written in order to reduce our gross and net exposures to U.S. peak zones, and

•	A decline in casualty (Other Specialty) business written as rates have been declining and terms and conditions have weakened. Casualty business includes medical malpractice, specialized errors and omissions business and public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis.

During the six months ended June 30, 2007, our mix of gross premiums written also changed significantly, as compared to the same period in 2006, mainly as a result of a significant increase in excess of loss (Property Catastrophe) business written resulting from a repositioning of the portfolio towards a lower concentration of proportional treaty (Property Specialty) business.

Looking ahead to future periods, it remains difficult to predict the amount of annual premiums we will write. However, we do expect premium volumes to fall this year in many areas of our business.

Various factors will continue to affect our appetite and capacity to write risk. These include the impact of increasing frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations. In addition, our mix of business will significantly affect our ultimate premium volume. For example, as noted above, we have replaced a substantial amount of our proportional treaty business with excess of loss business which will generate less premium per dollar of risk but has a higher expected profit margin. The level of reinstatement premiums received in future periods will also be dependent upon the volume of catastrophic losses that occur.

Earned Reinsurance Premiums Ceded

The following table summarizes our earned reinsurance premiums ceded for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)

Earned reinsurance premiums ceded	$33.6	$41.1	$65.6	$106.9
Earned reinsurance premiums ceded as a % of gross premiums earned	20.7%	21.4%	19.4%	27.4%

In the normal course of our business, we purchase reinsurance in an opportunistic manner in order to manage our exposures. As a result, the amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

All of our reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect us against the risk of future losses as opposed to covering losses that we have already occurred but have not paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. We also purchase industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

During the three and six months ended June 30, 2006, we ceded earned reinsurance premiums to Rockridge Reinsurance, Ltd. (“Rockridge”), of $2.0 million and $3.6 million, respectively. During 2006, Rockridge ceased its operations and is in the process of returning its capital to shareholders.

Excluding any reinstatement premiums ceded related to catastrophes that may occur during 2007, we anticipate that our earned reinsurance premiums ceded for 2007 will be lower than in 2006.

In addition to the reinsurance described above, we also purchased fully-collateralized reinsurance-like coverage for losses sustained from qualifying hurricane and earthquake event loss events. We acquired this protection from Champlain Limited (“Champlain”), a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75.0 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15.0 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For that reason, this transaction is accounted for as a weather derivative, rather than a reinsurance transaction. With the exception of the accrual of contract costs associated with this instrument (which are included in other operating expenses), since no catastrophic event has occurred that would trigger a recovery, this transaction did not have an effect on our balance sheet at June 30, 2007.

Net Premiums Earned

Net premiums earned decreased during the three and six months ended June 30, 2007 as compared to 2006, and are expected to be lower for the remainder of 2007, mainly due to the decrease in gross premiums written as discussed above, partially offset by the expected decrease in outwards reinsurance purchased in 2007, as compared to 2006.

Loss and Loss Adjustment Expenses

The following table summarizes our net loss and loss adjustment expenses for the three and six months ended June 30, 2007 and 2006:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions)

Loss and loss adjustment expenses — current year losses	$69.8	$48.9	$137.5	$115.5
Loss and loss adjustment expenses — prior year losses	(19.6)	16.5	(27.7)	0.8

Loss and loss adjustment expenses	$50.2	$65.4	$109.8	$116.3

Net loss and loss adjustment expenses relating to current year losses were $69.8 million and $48.9 million for the three months ended June 30, 2007 and 2006, respectively. The increase in current year losses in 2007, as compared to the 2006 period, is primarily the result of $30.5 million in net losses relating to the United Kingdom and Australian floods. We did not incur any individually significant catastrophic losses during the second quarter of 2006.

During the second quarter of 2007, we recorded $19.6 million of favorable loss development relating to prior year losses. During the second quarter of 2006, we recorded $16.5 million of unfavorable loss development relating to prior year losses.

Negative reinsurance recoveries of $(0.8) million and $(6.9) million, respectively, were included in loss and loss adjustment expenses for the three months ended June 30, 2007 and 2006, respectively. The negative reinsurance recovery for the three months ended June 30, 2006, was due to a reduction in the estimate of loss and loss adjustment expenses primarily related to hurricane Katrina.

Net loss and loss adjustment expenses relating to current year losses were $137.5 million and $115.5 million for the six months ended June 30, 2007 and 2006, respectively. The increase in current year losses in 2007, as compared to the 2006 period, is primarily the result of the second quarter 2007 losses described above, as well as $35.0 million of net losses relating to Windstorm Kyrill recorded during the first quarter of 2007. We did not incur any individually significant catastrophic losses during the first half of 2006.

Reinsurance recoveries of $6.0 million and $28.7 million, respectively, were netted against loss and loss adjustment expenses for the six months ended June 30, 2007 and 2006, respectively. The majority of our reinsurance recoveries in 2007 were from quota share protections related to 2006 and 2007 business. The majority of our reinsurance recoveries in 2006 related to the U.S. hurricanes which occurred during 2004 and 2005.

During the first half of 2007, we recorded $27.7 million of favorable loss development relating to prior year losses. During the first half of 2006, we recorded $0.8 million of unfavorable loss development relating to prior year losses.

The following table summarizes our net loss and loss adjustment expense ratios for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss and loss adjustment expense ratio — current year	54.0%	32.3%	50.6%	40.9%
Net loss and loss adjustment expense ratio — prior year	(15.2)%	10.9%	(10.2)%	0.3%

Net loss and loss adjustment expense ratio	38.8%	43.2%	40.4%	41.2%

The net favorable development we experienced during the three and six months ended June 30, 2007, relating to losses incurred in prior years, primarily resulted from the following:

•	Net estimated ultimate Property Specialty losses for prior years decreased by $11.4 million and $22.0 million during the three and six months ended June 30, 2007, respectively, primarily as a result of claims emergence on our direct and facultative book of business being lower than expected and lower than expected ultimate losses on our proportional business. A significant portion of the Property Specialty favorable development recognized during the three months ended June 30, 2007, was a $5.8 million reduction in losses resulting from a fire claim that was settled for less than the reserve previously established.

•	Net estimated ultimate Property Catastrophe losses for prior years decreased by $5.8 million and $3.3 million during the three and six months ended June 30, 2007, respectively, due mainly to decreases in our projected losses for hurricanes Katrina, Rita and Wilma, as well as some smaller events such as U.S. tornadoes.

•	Net ultimate Other Specialty losses for prior years decreased by $2.4 million during the three and six months periods ended June 30, 2007. The favorable development related to many classes of business within our Other Specialty lines.

The net unfavorable development we experienced during the three and six months ended June 30, 2006, relating to losses incurred in prior years, primarily resulted from the following:

•	Net estimated ultimate Property Catastrophe losses relating to prior years increased by $21.8 million and by $22.9 million during the three and six months ended June 30, 2006, respectively. The adverse development in the second quarter was primarily driven by an increase in losses relating to our retrocessional book of business for the 2005 hurricanes.

•	Net estimated ultimate Property Specialty losses for prior years decreased by $9.7 million and $17.5 million during the three and six months ended June 30, 2006, respectively. The majority of the decrease in the second quarter was due to a reduction in the expected ultimate losses for property risk excess claims.

•	Net estimated ultimate Other Specialty losses for prior years increased by $5.5 million and decreased by $1.1 million during the three and six months ended June 30, 2006, respectively. The reserve increase experienced within the Other Specialty category for the three months ended June 30, 2006, related to a large claim that was reported during the period from an explosion which occurred in December 2005.

•	Net estimated ultimate qualifying quota share losses for prior years decreased by $1.1 million and $3.5 million during the three and six months ended June 30, 2006, which resulted in favorable commutations of such contracts during the respective periods.

The following tables present information regarding our gross and net loss and loss adjustment expense reserves by line of business for the six months ended June 30, 2007 ($ in millions):

Gross Loss and Loss Adjustment Expense Reserves

	Gross	Change in	Gross	Estimated	Gross
	Reserves at	Prior Years	Losses Paid	Ultimate	Reserves at
	December 31,	Estimates	During	Losses During	June 30,
	2006	During 2007	2007	2007	2007

Property Specialty	$372.9	$(22.2)	$(72.5)	$31.9	$310.1
Property Catastrophe	388.6	(6.2)	(112.1)	85.0	355.3
Other Specialty	327.7	(2.9)	(62.1)	30.2	292.9

Total	$1,089.2	$(31.3)	$(246.7)	$147.1	$958.3

			Gross Loss and Loss
		Gross Case	Adjustment Expense
	Gross IBNR at	Reserves at	Reserves at
	June 30, 2007	June 30, 2007	June 30, 2007

Property Specialty	$107.7	$202.4	$310.1
Property Catastrophe	183.3	172.0	355.3
Other Specialty	183.6	109.3	292.9

Total	$474.6	$483.7	$958.3

Net Loss and Loss Adjustment Expense Reserves

	Net	Change in	Net	Estimated	Net
	Reserves at	Prior Years	Losses Paid	Ultimate	Reserves at
	December 31,	Estimates	During	Losses During	June 30,
	2006	During 2007	2007	2007	2007

Property Specialty	$271.6	$(22.0)	$(47.4)	$29.8	$232.0
Property Catastrophe	302.9	(3.3)	(96.4)	78.6	281.8
Other Specialty	317.4	(2.4)	(62.3)	29.1	281.8

Total	$891.9	$(27.7)	$(206.1)	$137.5	$795.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Loss Ratios:
Property Specialty	21.6%	29.1%	13.0%	37.2%
Property Catastrophe	51.7%	57.9%	60.1%	47.6%
Other Specialty	48.8%	75.6%	55.6%	59.8%

At June 30, 2007, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. We did not make any significant changes in the assumptions or methodology used in our reserving process during the three and six months ended June 30, 2007.

Our best estimate for gross loss and loss adjustment expense reserves at June 30, 2007 and 2006 was $958.3 million and $1,448.9 million, respectively. Our best estimate for net loss and loss adjustment expense reserves at June 30, 2007 and 2006 was $795.6 million and $1,216.8 million, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established. Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net loss and loss adjustment expense reserves could increase or decrease by up to 10% from current amounts. As of June 30, 2007, we estimate that a 10% change in our net loss and loss adjustment expense reserves would result in an increase or decrease of our net income and shareholders’ equity by $79.6 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense or certain corporate expenses.

Underwriting Expenses

The following table summarizes our underwriting expenses incurred for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)

Acquisition costs	$18.9	$28.2	$35.8	$61.8
General and administrative expenses	$20.1	$14.7	$35.3	$29.2
Expense Ratio	34.5%	32.2%	30.5%	35.0%
Expense Ratio (excluding profit commission)	31.9%	33.3%	28.6%	35.2%

Acquisition costs (which include brokerage costs, commissions and excise taxes) are generally driven by contract terms and are normally a set percentage of gross premiums written. Ceding commissions related to our reinsurance premiums ceded are presented as a reduction of the ceding commissions payable by us to brokers and intermediaries and are recognized as earned over the same period as the corresponding premiums are expensed.

Profit commission expenses, a component of our acquisition costs that changes as our estimates of loss and loss adjustment expenses fluctuate, were $2.9 million and $(1.3) million for the three months ended June 30, 2007 and 2006, respectively, and $4.3 million and $(0.5) million for the six months ended June 30, 2007 and 2006, respectively. Profit commissions have increased in the 2007 periods, as compared to 2006, mainly due to lower loss ratios achieved. The increases over 2006 are offset somewhat by the fact that we have written less proportional business in 2007, as compared to 2006, resulting in a lower profit commission amount.

The decrease in acquisition costs during the three and six months ended June 30, 2007, as compared to the same periods in 2006, is mainly due to the rebalancing of our portfolio away from proportional business and towards excess of loss business, which has resulted in substantially lower acquisition costs. In addition, the decrease in acquisition costs during the 2007 periods is consistent with the decrease in gross premiums written and earned during such periods.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions)

Fixed expenses	$13.4	$11.3	$26.2	$21.9
Incentive compensation	6.7	3.4	9.1	7.3

Total general and administrative expenses	$20.1	$14.7	$35.3	$29.2

The increase in our fixed expenses during the 2007 periods is primarily the result of increased rent and maintenance fees related to our new premises in Bermuda which we moved into during the third quarter of 2006. In addition, during the second quarter of 2007 we incurred $1.1 million in fixed expenses in connection with our newly established U.S. operations.

The increase in incentive compensation during the 2007 periods is primarily the result of: (i) having two cycles of performance shares outstanding versus only one cycle during the 2006 periods (the 400,000 performance shares previously issued under the 2005-2007 period were cancelled without payment as there was no expected payout related to this performance period due to the adverse financial effects of the 2005 hurricanes); and (ii) having two cycles of Restricted Share Units (“RSUs”) outstanding versus only one cycle outstanding during the 2006 periods (the Company began utilizing RSUs as incentive compensation in 2006). In addition, the increase in incentive compensation during the second quarter of 2007, as compared to that of the prior 2006 period, is the result of increases in our annual and long-term incentive compensation in response to the favorable operating results achieved in recent periods.

We anticipate that our general and administrative expenses will continue to be higher for the balance of 2007, as compared to those incurred during 2006, due to additional costs expected to be incurred associated with upgrading our IT infrastructure and additional costs expected to be incurred in connection with building the infrastructure to support our new initiatives, particularly Syndicate 5151.

Collateralized Property Catastrophe Retrocession Business

Effective January 1, 2006, Blue Ocean began writing collateralized property catastrophe retrocessional business. Blue Ocean is presently consolidated into our consolidated financial statements and the portion of Blue Ocean’s earnings and shareholders’ equity held by third parties is recorded on our consolidated financial statements as minority interest.

Underwriting results for our Collateralized Property Catastrophe Retrocession Business segment for the three and six months ended June 30, 2007 and 2006 follow:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions)

Gross premiums written	$12.5	$61.8	$42.3	$83.7

Gross and net premiums earned	$16.2	$18.1	$38.7	$22.4

Loss and loss adjustment expenses	—	—	—	—
Acquisition costs	(0.9)	(1.7)	(2.5)	(2.0)
General and administrative expenses(1)	(0.3)	(0.3)	(0.5)	(0.5)

Underwriting income	$15.0	$16.1	$35.7	$19.9

(1)	Shown net of intercompany underwriting and performance fees of $2.3 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively, and $6.6 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively.

Blue Ocean was formed in late 2005 in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following hurricanes Katrina, Rita and Wilma. While early pricing conditions for this segment were strong, increased competition and weaker demand at the end of 2006 adversely impacted pricing. As a result, Blue Ocean has recently ceased writing business and is in the process of returning capital to its shareholders. Barring a change in market conditions, Blue Ocean expects to substantially wind-up its operations this year.

During 2007, Blue Ocean paid $249.0 million in dividends and distributions to its common and preferred shareholders and repurchased $55.0 million of its preferred shares. As a result, Blue Ocean’s total capital (defined as the sum of its debt, preferred shares and common shares) was $205.6 million as of June 30, 2007, as compared to $462.5 million at December 31, 2006.

Net premiums earned and acquisition costs decreased for the three months ended June 30, 2007, versus the comparable 2006 period, due to the sharp decline in gross premiums written during 2007. Net premiums earned and acquisition costs increased for the six months ended June 30, 2007, versus the comparable 2006 period, due solely to the timing of when premiums were written.

Blue Ocean did not incur any losses during the periods presented.

Net Investment Income and Total Investment Return

The following table summarizes our net investment income and total investment return for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)

Investment income	$36.2	$31.6	$71.2	$61.7
Investment expenses	(1.8)	(1.2)	(3.7)	(2.5)

Net investment income(1)	$34.4	$30.4	$67.5	$59.2
Net realized and unrealized gains (losses) — trading securities	(5.2)	(1.3)	10.1	(3.4)
Net realized losses — available for sale securities	—	(1.2)	—-	(5.9)
Net realized gains — foreign currency	2.5	6.6	3.5	9.1
Change in net unrealized gains (losses) — available for sale securities	0.8	(1.0)	0.1	5.2

Total investment return	$32.5	$33.5	$81.3	$64.2

Consolidated weighted average of our investment portfolio for the period	$3,010	$3,006	$3,054	$3,037
Total investment return(%)	1.1%	1.1%	2.6%	2.1%

(1)	Includes $4.2 million and $2.8 million of net investment income related to our collateralized property catastrophe retrocessional segment for the three months ended June 30, 2007 and 2006, respectively, and $10.1 million and $5.2 million for the six months ended June 30, 2007 and 2006, respectively.

Investment income was higher for the 2007 periods, as compared to the 2006 periods, due primarily to increases in the consolidated weighted average of the investment portfolio for the 2007 periods and a recent shift in the portfolio away from U.S. government and U.S. government-sponsored enterprise securities to asset-backed and corporate securities of a somewhat greater duration. This shift, coupled with a significant liquidation of Blue Ocean’s short-duration portfolio, served to increase the average duration of the portfolio to 2.3 years at June 30, 2007, from 1.5 years at December 31, 2006.

Investment expenses were higher during the 2007 periods, as compared to the 2006 periods, due to the greater average size of the portfolio under management, an increase in the number of firms managing the portfolio and the change in mix of investments during the periods.

Our total investment return (as expressed in dollars) decreased for the three months ended June 30, 2007, as compared with the same period in 2006, principally as a result of net realized and unrealized investment losses and a decrease in foreign currency gains on our marketable securities, principally fixed maturity investments, offset slightly by higher net investment income earned.

Our total investment return increased for the six months ended June 30, 2007, as compared with the same period in 2006, principally as a result of higher net investment income earned as well as higher net realized and unrealized investment and foreign currency gains on our marketable securities, principally equity securities.

Overall, we expect our net investment income, which excludes investment gains and losses, to decrease for the balance of 2007 as a result of Blue Ocean distributing $181.6 million to its minority shareholders during the first half of 2007 and as we continue to pay claims related to the 2005 hurricanes.

Other Revenue

For the 2007 periods, our other revenue is comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms and net contract payments under our $100.0 million Catastrophe

Bond Total Rate of Return Swap Facility (the “Facility”). For the 2006 periods, our other revenue is comprised of ceding commissions and incentive fees relating to our investment in Rockridge.

For the three and six months ended June 30, 2007, we recorded other revenues of $0.5 million and $1.2 million related to interest on advanced funds, respectively, and $0.7 million and $2.1 million relating to the Facility, respectively. For the three and six months ended June 30, 2006, we recorded other revenues of $2.2 million and $2.2 million related to interest on advanced funds, respectively, and $0.5 million and $0.7 million in ceding commissions and fees relating to Rockridge, respectively.

On May 25, 2007, it was announced that MCA will serve as sub-adviser to the Pioneer Diversified High Income Trust, a publicly traded closed-end fund offering investors significant exposure to event-linked bonds, known as catastrophe bonds. During the remainder of 2007, we expect to receive fees in connection with this agreement which will be recorded as other revenue when earned.

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions)

Interest expense — Senior Notes	$3.9	$3.9	$7.7	$7.7
Interest expense — Junior Subordinated Debt Securities	2.1	2.1	4.3	4.3
Interest expense — Blue Ocean Long-Term Debt	1.4	—	2.8	—
Letter of credit fees and other financing expenses	0.8	1.0	1.9	2.1

Total Interest and Other Financing Expenses	$8.2	$7.0	$16.7	$14.1

Our interest and other financing expenses were higher during the 2007 periods, as compared to 2006, primarily due to the issuance of the Blue Ocean Long-Term debt in November 2006.

Other Non-Underwriting Expenses

Other non-underwriting expenses for the three months ended June 30, 2007 and 2006 were $2.9 million and $3.1 million, respectively, and for the six months ended June 30, 2007 and 2006 were $5.8 million and $7.9 million, respectively. Our non-underwriting expenses consist solely of contract payments pursuant to our weather derivative protection from Champlain which are calculated at 12.75% plus 8 basis points per annum on the first tranche and 13.5% plus 8 basis points on the second tranche. Contract payments are payable quarterly. For the six months ended June 30, 2006, we also incurred a $1.9 million one-time set-up fee in connection with this arrangement.

Net Realized and Unrealized Gains (Losses) on Investments

Effective January 1, 2007, we elected to adopt Statement of Financial Accounting Standard (“FAS”) 157 entitled “Fair Value Measurements” and FAS 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities”. As a result, for 2007 all our marketable securities are now carried at fair value, based on quoted prices in active markets for identical assets, with the net unrealized appreciation or depreciation on such securities being reported as net realized and unrealized gains (losses) on our statement of operations. Prior to the adoption of FAS 157 and FAS 159, our available for sale marketable securities were carried at fair value, based on quoted market prices, with the net unrealized appreciation or depreciation on such securities being reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

See “Net Investment Income and Total Investment Return” for a discussion of our Net Realized and Unrealized Gains (Losses) on Investments for the periods presented.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) for the three months ended June 30, 2007 and 2006 were $1.9 million and $6.6 million, respectively, and for the six months ended June 30, 2007 and 2006 were $(.4) million and $7.1 million, respectively. Our net foreign exchange gains (losses) arise from the effects of fluctuations in foreign currency exchange rates on certain of our investments, premiums receivable and loss reserves denominated in foreign currencies. The foreign exchange gains (losses) during the three and six months ended June 30, 2007 and 2006 are primarily due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies that we transact in.

In addition, our net foreign exchange gains (losses) include the effect of changes in the fair value of our foreign currency exchange agreements. These contracts represent an obligation to purchase or sell a specified currency at a future date, at a price set at the time of the contract.

Minority Interest Expense

Our minority interest expense represents the portion of Blue Ocean’s net income attributable to minority shareholders for the periods presented.

Income Taxes

During the second quarter of 2007, we recorded a $0.5 million U.S. federal deferred tax asset associated with certain tax deductible expenses incurred by MUI. Due to the start-up nature of MUI, and the uncertainty at this time of whether MUI will generate sufficient taxable income in future periods, we have established a $0.5 million deferred tax valuation allowance at June 30, 2007.

Liquidity and Capital Resources

Liquidity

The primary sources of cash for the holding company are dividends and management fees from our operating subsidiaries. The primary uses of cash for the parent company are interest on debt and dividends to shareholders. There are restrictions on the payment of dividends from Montpelier Re to the Company, which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. We currently have in place a regular dividend of $.075 per common share per quarter. However, the Companies Act limits our ability to pay dividends to our shareholders. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business opportunities, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board of Directors deems relevant.

The primary sources of cash for our operating subsidiaries are premium collections, net investment income and sales and maturities of investments. The primary uses of cash are payments for loss and loss adjustment expenses, acquisition costs, operating expenses, investment purchases and dividends paid to the holding company.

Because a significant portion of our reinsurance contracts provide short-tail coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities. Our fixed maturity portfolio at June 30, 2007, had an average credit quality of AA+ and an average duration of 2.3 years. Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

During the first six months of 2007, we were able to meet all of our cash obligations. We anticipate that our current cash balances, sales and maturities of investments and our future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital and Financing

The following table summarizes our capital structure as of the dates indicated:

	June 30,	December 31,
	2007	2006
	(millions)

Senior Notes (at carrying value)	$249.3	$249.2
Junior Subordinated Debt	103.1	103.1
Blue Ocean Debt	75.0	75.0

Total Debt	427.4	427.3

Minority Interest — Blue Ocean	78.7	238.4
Common Shareholders’ Equity	1,540.6	1,492.9

Total Capital	$2,046.7	$2,158.6

Our common shareholders’ equity at June 30, 2007, was $1,540.6 million, which is net of an accumulated retained deficit of $221.7 million. Our total capital has decreased by $111.9 million since December 31, 2006, as a result of Blue Ocean’s capital distributions to its minority holders and our repurchase of common shares and warrants from White Mountains, partially offset by our undistributed net income for the period to date.

Equity Forward and Share Issuance Agreement

On May 31, 2006, we entered into two equity forward sale agreements under which we agreed to sell (subject to our right to cash settlement or net share settlement) an aggregate of between 9,796,388 and 15,694,800 common shares to an affiliate of Credit Suisse Securities (USA) LLC (the “forward counterparty”) in exchange for proceeds of approximately $180.0 million. On March 1, 2007, we notified the forward counterparty of our election of net share settlement for the entire first equity forward sale agreement which settled over 20 business days beginning March 8, 2007. In the course of the settlement, as the valuation price for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries were required to be made by us or the forward counterparty. As a result, there was no effect on our consolidated financial statements, fully converted book value per share or earnings per share resulting from the net share settlement.

During periods in which our average share price exceeds the forward cap price of $18.375 per share, the remaining equity forward sale agreement will have a dilutive impact on our diluted earnings per share and, during periods in which our fully converted book value per share exceeds the forward cap price of $18.375 per share, the remaining equity forward sale agreement will have a dilutive impact on our fully converted book value per share.

In connection with, and at the same time as, entering into the equity forward sale agreements described above, we also entered into a share issuance agreement, dated May 31, 2006, with the forward counterparty. Under the terms of this share issuance agreement we were entitled to issue, for payment of the par value thereof, to the forward counterparty, up to 15,694,800 common shares, subject to our right to repurchase for cancellation an equal number of common shares for nominal consideration. As a result of the settlement of the first forward sale agreement, we repurchased and retired 7,774,800 of these shares on May 11, 2007.

Under the terms of the remaining share issuance agreement, we continue to have 7,920,000 common shares issued and outstanding at their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, we believe that under U.S. GAAP currently in effect, the common shares issued thereunder should not be considered outstanding for the purposes of computing and reporting our earnings per share or our fully converted book value per share.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re and Blue Ocean Re provide letters of credit to certain of their clients. The Company and Montpelier Re also maintain an unsecured revolving credit facility. The following table outlines these credit facilities as of June 30, 2007 (millions):

	Credit Line	Usage	Expiry Date

Secured operational Letter of Credit facilities:
Syndicated facility: Tranche B	$225.0	$146.1	Aug. 2010
Syndicated 5-Year facility	$500.0	$54.2	June 2011
Syndicated 5-Year facility	$250.0	$230.1	June 2012
Bilateral facility A	$100.0	$72.1	None
Blue Ocean Re	$250.0	—	None
Lloyd’s standby facility	£74.0	£73.9	Dec. 2012

	Credit Line	Usage	Expiry Date

Unsecured operational Revolving Credit facility:
Syndicated 364-Day facility	$50.0	—	June 2008

In June 2007, Montpelier Re entered into a new 5-Year secured $250.0 million letter of credit facility and the Company and Montpelier Re entered into a new 364-Day unsecured $50.0 million revolving loan and letter of credit facility. The agreements governing these facilities contain covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements. In addition, the agreements governing these facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.

In June 2007, the Company, Montpelier Re and Montpelier Capital Limited entered into a secured £74.0 million standby letter of credit facility through December 31, 2012, which will be used to support business to be written by Syndicate 5151. The agreements governing this facility contain covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain other agreements. In addition, the agreements governing these facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.

The letter of credit facilities outlined above are fully secured by investments and cash. We expect these letter of credit facilities to be sufficient to support our estimated obligations for the next 12 months in the absence of a major catastrophe.

Trust Agreements

In the normal course of business, Blue Ocean establishes trust funds for the benefit of ceding companies. As of June 30, 2007, restricted assets associated with such trust funds consisted of cash and cash equivalents of $72.3 million and fixed maturity investments of $155.8 million.

Regulation

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. The Act requires Montpelier Re to maintain a minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For all periods presented herein, Montpelier Re satisfied these requirements.

Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expenses. For all periods presented herein, Blue Ocean Re satisfied these requirements.

Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met by Montpelier Re and Blue Ocean Re for all periods presented herein.

Bermuda law limits the maximum amount of annual dividends or distributions payable by Montpelier Re and Blue Ocean Re and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority. There is no assurance that dividends will be declared or paid in the future.

As a result of our new business initiatives discussed earlier, Syndicate 5151’s operations are subject to regulation by the United Kingdom Financial Services Authority and the Council of Lloyd’s and Montpelier Capital Advisers’ operations are subject to regulation under the Investment Advisers Act of 1940 and the Investment Company Act of 1940.

Ratings

The following are Montpelier Re’s current financial strength ratings from internationally recognized rating agencies:

Financial
Rating Agency	Strength Rating

A.M. Best	A−	Excellent (Stable outlook)
Standard & Poor’s	A−	Strong (Negative outlook)
Moody’s Investor Services	Baa1	Adequate (Stable outlook)

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

A downgrade of our A.M. Best financial strength rating below B++ would constitute an event of default under our Syndicated letter of credit facilities, our revolving credit facility and our Lloyd’s standby facility. A downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us. Either of these events could reduce our financial flexibility and could adversely affect our future results. Our ratings may be revised or revoked at the sole discretion of the rating agencies.

Off-Balance Sheet Arrangements

We have entered into several derivative transactions as of June 30, 2007; the catastrophe bond protection purchased from Champlain Limited; the Catastrophe Bond Total Rate of Return Swap Facility; the foreign currency exchange agreements; and the equity forward agreement and related share issuance agreement, all of which are described herein. Each of these transactions constitute an off-balance sheet arrangement.

Excluding the Company’s derivative transactions outlined above, we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our investors.

Cash Flows

For the six months ended June 30, 2007

During the first six months of 2007, our cash flows used for operations totaled $42.1 million resulting from net paid losses of $206.1 million, partially offset by premiums received net of acquisition costs.

During the first six months of 2007, our cash flows provided from investing activities totaled $417.9 million primarily resulting from $267.0 million of net sales and maturities of fixed maturities, primarily at Blue Ocean, and a $143.8 million decrease in securities lending collateral.

On May 1, 2007, we repurchased from White Mountains 939,039 of our common shares and 7,172,375.5 outstanding warrants to acquire our common shares for a total purchase price of $65.0 million.

During the first six months of 2007, we paid $15.1 million in cash dividends to common shareholders and warrant holders.

During the first six months of 2007, Blue Ocean paid $15.0 million in cash dividends to holders of its preferred shares, of which $9.9 million was paid to minority holders.

In June 2007, Blue Ocean repurchased $55.0 million of its preferred shares, of which $36.5 million was repurchased from minority holders.

In June 2007, Blue Ocean paid $72.0 million in cash dividends and paid $162.0 million in cash distributions to holders of its common shares, of which $41.6 million and $93.6 million, respectively, were paid to minority holders.

During the first six months of 2007, we experienced a $143.8 million decrease in securities lending payable.

For the six months ended June 30, 2006

During the first six months of 2006, our cash flows used for operating activities totaled $96.6 million (excluding purchases and sales of trading securities) primarily from net paid losses of $375.7 million, partially offset by premiums received net of acquisition costs.

During the first six months of 2006, our cash flows used for investing activities totaled $324.1 million (including purchases and sales of trading securities) primarily resulting from purchases of fixed maturity investments relating to the formation of Blue Ocean, partially offset by a $47.6 million decrease in securities lending collateral.

In January 2006, we issued the Junior Subordinated Debt and received net cash proceeds of $100.0 million.

In May 2006, we entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares and received net cash proceeds of $99.6 million.

In January 2006, Blue Ocean received $36.6 million in cash proceeds from a private sale of preferred and common shares to minority holders.

During the first six months of 2006, we paid $14.4 million in cash dividends to common shareholders and warrant holders.

During the first six months of 2006, we experienced a $47.6 million decrease in securities lending payable.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations as their application requires management to make the most significant judgments. We believe the items that require the most subjective and complex estimates are:

•	Loss and loss adjustment expense reserves;

•	Premiums;

•	Reinsurance recoverable, including bad debt provisions; and

•	Compensation expense pursuant to the Montpelier Long-Term Incentive Plan.

Our accounting policies for these items are of critical importance to our consolidated financial statements. More information regarding our critical accounting estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We believe that we are principally exposed to four types of market risk: interest rate risk, foreign currency risk, credit risk and equity price risk.

Our investment guidelines permit, subject to approval by our Board of Directors, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. We have entered into several derivative transactions as of June 30, 2007; the catastrophe bond protection purchased from Champlain Limited; the Catastrophe Bond Total Rate of Return Swap Facility; the foreign currency exchange agreements; and the equity forward agreement and related share issuance agreement.

Interest Rate Risk.  Our primary market risk exposure is from changes in interest rates. Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls and as interest rates fall, the market value of our fixed maturity portfolio rises. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity to seek to maximize total risk-adjusted returns while maintaining a significant portion of the portfolio in relatively short-term investments that would mature or could be sold to satisfy anticipated cash needs arising from our reinsurance liabilities.

As of June 30, 2007, we held $865.9 million, or 38.1% of our total invested assets, in mortgage and asset-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages change the frequency with which they prepay the outstanding principal before the maturity date. The duration of this portfolio is relatively short-term, and therefore, we do not consider an acceleration or deceleration in the rate of prepayments to be a significant risk at this time. However, if interest rates and/or other factors affect actual or expected prepayments, the duration and fair value of this portfolio may change adversely.

As of June 30, 2007, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 2.3% or approximately $52.6 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.1% or approximately $47.1 million.

Foreign Currency Risk.  A significant portion of our business is reinsuring or insuring risks, receiving premiums and paying losses in foreign currencies. We also maintain a small portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies. In the event of a significant loss event which requires settlement in a foreign currency, we may use forward foreign currency exchange contracts or investments in non-dollar denominated securities in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract.

Foreign currency exchange contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. At June 30, 2007, we were party to outstanding forward foreign currency exchange contracts having a notional exposure of $54.9 million ($64.6 at December 31, 2006). Our foreign currency contracts are recorded at fair value. During the six months ended June 30, 2007, we recorded unrealized gains of $0.8 million on our foreign currency forward contracts related to our operations. In addition, we also owned investments in non-dollar denominated securities. A third party also manages a portfolio of our global equity securities and we currently do not hedge the non-dollar exposures in this portfolio.

Our functional currency is the U.S. dollar. The British pound is the functional currency of our wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited (“MMSL”). Accordingly, MMSL’s assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenue and expenses of MMSL are translated at average exchange rates during the period. The effect of translation adjustments at the end of the period is not included in our consolidated results of operations but is included in accumulated other comprehensive income, a separate component of shareholders’ equity. On a consolidated basis, MMSL does not generate material revenue and expenses and, therefore, the effects of changes in exchange rates during the periods presented herein were not material.

Our premiums receivable and liabilities for losses incurred in foreign currencies are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect our future financial results.

Credit Risk.  Our investments in the debt securities of other corporations are exposed to loss arising from the insolvencies of these corporations. Accordingly, it would be disadvantageous to us if the credit qualities of these corporations were to weaken or if market participants were to anticipate a weakening credit quality. Similarly, our investments in mortgage and asset-backed securities are subject to default risk. If defaults on the underlying securitized loans were to increase, or if market participants were to perceive an increased probability of defaults on the underlying securitized loans, the market value of these investments could fall.

In accordance with our investment guidelines, as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Substantially all of our fixed maturity investments were publicly traded at June 30, 2007, and 98.3% were investment grade.

At June 30, 2007, our investment portfolio contained approximately $41.3 million of AAA rated asset-backed securities with exposure to the sub-prime market, $17.4 million of which were further subject to a guarantee of principal and interest by a AAA rated bond guarantor. We believe that the risk of default on these securities is not significant at this time.

Equity Price Risk.  Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from changes in market prices. Market prices of equity securities, in general, are subject to fluctuations which could cause the amount we realize upon sale or exercise to differ significantly from our current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative securities, general market conditions and supply and demand imbalances for a particular security.

Effects of Inflation

Our investment returns may be impacted by changing rates of inflation and other economic conditions. In addition, the potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. These pressures are commonly referred to as “demand surge”. We take demand surge into account in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for loss and loss adjustment expenses.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§ 240.13a-15(e) and §§ 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2007, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The following risk factors supplement the risk factors described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

New lines of business we develop through Syndicate 5151 will change the composition of our overall book of business in ways which could adversely impact our financial results.

One of the lines of business that will be pursued by Syndicate 5151 through MUI is excess and surplus lines insurance. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As such, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. The business that we intend to underwrite in this market fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general and the cyclical nature can be more pronounced in the excess and surplus market than in the standard insurance market. During times of hard market conditions (i.e., those favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market back to the excess and surplus lines market and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. When soft market conditions are prevalent, standard insurance carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rates decreases. If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial results could be adversely impacted.

The integration of Syndicate 5151 into our existing operations may present significant challenges.

We may face significant challenges in integrating Syndicate 5151 into our existing operations in a timely, efficient and effective manner. Successful integration will depend on, among other things, the effective execution of Syndicate 5151’s business plan, our ability to effectively integrate the operations of Syndicate 5151 into our existing risk management techniques, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of Syndicate 5151 will be successful or that the business derived from

Syndicate 5151 will prove to be profitable. The failure to integrate Syndicate 5151 successfully or to manage the challenges presented by the integration process may adversely impact our financial results.

The expansion of our operating platform beyond Bermuda may increase certain regulatory and tax risks

As we expand our operations into the U.S. and other countries through the initiatives of Syndicate 5151 and MUI, we face increased regulation and tax exposures from new jurisdictions.

Syndicate 5151’s operations are subject to regulation by the United Kingdom Financial Services Authority (the “FSA”) and the Council of Lloyd’s. The FSA is responsible, under the Financial Services and Markets Act 2000, for regulating United Kingdom insurers. It regulates the Society of Lloyd’s as well as individual Lloyd’s managing agents. The Council of Lloyd’s regulates Lloyd’s members and Lloyd’s managing agents. Our subsidiary, MCA, is a corporate member of Lloyd’s. As a corporate member of Lloyd’s, MCA is bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe MCA’s membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.

One of the early initiatives of Syndicate 5151 will be to accept business from our newly formed U.S. managing general agent, MUI. The taxable income of MUI, as well as taxable income from our other U.S.- based companies and certain non-U.S. companies, will be subject to U.S. federal, state and local income tax and other taxes. Subject to certain exceptions, our non-U.S. based companies intend to conduct their operations in a manner such that they will not be engaged in a trade or business in the U.S., so that their income is generally not subject to tax in the U.S. other than withholding taxes on interest and dividends. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, there can be no assurance that the Internal Revenue Service will not contend, perhaps successfully, that certain of our non-U.S. companies in our group are engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

Our Stated Catastrophe and Enterprise-Wide Risk Management Exposures Are Based on Estimates and Judgments Which are Subject to Significant Uncertainties

Our approach to risk management relies on subjective variables which entail significant uncertainties. For example, in our treaty reinsurance business, the effectiveness of gross reinsurance contract zonal limits in managing risk depends largely on the degree to which an actual event is confined to the zone in question and our ability to determine the actual location of the risks insured. Moreover, in the treaties we write, the definition of a single occurrence may differ from policy to policy and the legal interpretation of a policy’s various terms and conditions following a catastrophic event may be different than we envisioned at its inception. For these and other reasons, there can be no assurance that our aggregate gross reinsurance treaty exposure in a single zone, from a single event, will not exceed our reported measure of that zone’s stated maximum gross treaty contract limit.

Our Single Event Probable Maximum Net Loss and Enterprise-Wide Risk measures involve a substantially greater number of subjective variables, factors and uncertainties. Small changes in assumptions, which are heavily reliant upon our judgment, can have a significant impact on the modeled output resulting from our internal simulations. Further, our Enterprise-Wide Risk measure does not take into account numerous real but non-quantifiable inputs and risks such as the implications of a loss of our financial strength ratings on our business. Although we believe that these probabilistic measures provide a meaningful indicator of the relative riskiness of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial results.

Proposed U.S. Tax Legislation Could Adversely Affect U.S. Shareholders

Under current U.S. law, non-corporate U.S. holders of the Company’s common shares generally are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of foreign corporations from this advantageous income tax treatment unless either (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. The Company would likely not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the capital gains tax rate on the Company’s dividends.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2007, our Board of Directors authorized the repurchase of 939,039 common shares and 7,172,375.5 warrants to acquire common shares from White Mountains for $65.0 million. The repurchase of common shares and warrants was not made under a publicly announced share repurchase plan or program.

On July 26, 2007, the Company filed a Form 8-K announcing that its Board of Directors has authorized the Company to repurchase up to $100 million of its common shares from time-to-time. Shares may be purchased in the open market or through privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s 2007 Annual General Meeting of Shareholders was held on May 23, 2007.

(b) Proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation of opposition to our nominees listed in the proxy statement (which are presented below).

(c) The following matters were voted upon at the Annual General Meeting with the voting results indicated:

I. Proposal for Election of Class B Directors

The Company’s Bye-laws provide for a classified Board of Directors, divided into three classes of approximately equal size. At the 2007 Annual General Meeting, shareholders elected four Directors as Class B Directors, who shall serve until the Company’s 2010 Annual General Meeting or their earlier resignation from the Board.

Nominee	Votes For	Votes Withheld

Thomas G.S. Busher	93,928,713	258,651
Morgan W. Davis	92,678,520	1,546,510
Wilbur L. Ross, Jr.	93,904,791	320,239
John F. Shettle, Jr.	93,734,412	490,618

II. Proposal for Election of Class A and Class C Directors

At the 2007 Annual General Meeting, shareholders elected one Director as a Class A Director, who shall serve until the Company’s 2009 Annual General Meeting or his earlier resignation from the Board.

Nominee	Votes For	Votes Withheld

John D. Collins	93,916,266	308,764

At the 2007 Annual General Meeting, shareholders elected two Directors as Class C Directors, who shall serve until the Company’s 2008 Annual General Meeting or their earlier resignation from the Board.

Nominee	Votes For	Votes Withheld

John R. Heller, III	93,715,699	509,331
Ian M. Winchester	93,944,826	280,204

III. Proposal Regarding Election of Designated Company Directors for Montpelier Re

Bye-law 85 of the Company provides that the Board of Directors for Montpelier Re shall consist of persons who first have been appointed as designated company directors by a resolution at the Annual General Meeting of Shareholders. The Board of the Company must then vote all common shares of Montpelier Re to elect such designated company directors as Montpelier Re directors. At the 2007 Annual General Meeting, shareholders elected three nominees as designated company directors who will serve as Montpelier Re directors until the 2008 Annual General Meeting or their earlier resignation from the Board.

Nominee	Votes For	Votes Withheld

Anthony Taylor	93,927,974	297,056
Thomas G.S. Busher	93,948,307	276,723
Christopher L. Harris	93,931,032	293,998

IV. Proposal Regarding Adoption of the Montpelier Re Holdings Ltd. Long-Term Incentive Plan

Shareholders voted to adopt the Montpelier Re Holdings Ltd. Long-Term Incentive Plan, which went into effect from the conclusion of the Annual General Meeting.

Votes For	Votes Against	Votes Withheld

60,392,726	3,551,782	182,829

V. Proposal Regarding Appointment of an Independent Registered Public Accounting Firm

Shareholders voted to approve the appointment of PricewaterhouseCoopers as the Company’s Independent Registered Public Accounting Firm for the 2007 fiscal year, and have authorized the Company’s Board of Directors to set their remuneration.

Votes For	Votes Against	Votes Withheld

93,950,343	159,386	115,301

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

10.1	Credit Agreement dated June 8, 2007 among Montpelier Reinsurance, Montpelier Re Holdings, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K filed June 13, 2007).
10.2	Letter of Credit Reimbursement and Pledge Agreement dated June 8, 2007 among Montpelier Reinsurance, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.02 to the Company’s Form 8-K filed June 13, 2007).
10.3	Standby Letter of Credit Facility Agreement dated June 21, 2007 among Montpelier Reinsurance Ltd. (as Company), Montpelier Re Holdings Limited (as Parent), Montpelier Capital Limited (as Account Party) and The Royal Bank of Scotland plc (as Mandated Lead Arranger and as Agent and Security Trustee) (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed June 25, 2007).
10.4	Security Agreement dated as of June 21, 2007 between Montpelier Reinsurance Ltd. (the Pledgor) and The Royal Bank of Scotland plc in its capacity as Security Trustee of the Finance Parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed June 25, 2007).
10.5	Control Agreement dated June 21, 2007, among Montpelier Reinsurance Ltd., The Royal Bank of Scotland plc, as Security Trustee for itself and the other lending institutions party to the Standby Letter of Credit Facility Agreement dated as of June 21, 2007, and The Bank of New York, as Custodian (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed June 25, 2007).
10.6	Montpelier Re Holdings Ltd. Long-Term Incentive Plan, as amended May 23, 2007 (incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed April 11, 2007).
11	Statement Re Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).
31	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.
32	Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ Michael S. Paquette
Name: Michael S. Paquette

Title:	Senior Vice President and Controller

August 1, 2007