Form 10-Q
period 2007-09-30
MONTPELIER RE HOLDINGS LTD
filed 2007-10-26
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(441) 296-5550

(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of October 25, 2007, the Registrant had 102,254,406 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2007	2006
Assets
Marketable securities, at fair value:
Fixed maturity investments - trading (amortized cost: $2,296.0 and $340.8)	$2,305.6	$340.4
Equity securities - trading (cost: $175.1 and $—)	222.9	—
Fixed maturity investments - available for sale (amortized cost: $— and $2,167.2)	—	2,167.0
Equity securities - available for sale (cost: $— and $157.5)	—	203.2
Other investments - at fair value (cost: $40.4 and $23.1)	49.3	27.1
Total investments	2,577.8	2,737.7
Cash and cash equivalents	338.2	313.1
Restricted cash	7.6	35.5
Securities lending collateral	136.7	315.7
Reinsurance recoverable on unpaid losses	150.7	197.3
Reinsurance recoverable on paid losses	13.8	7.8
Premiums receivable	218.8	171.7
Unearned premium ceded	51.6	44.5
Deferred acquisition costs	37.8	30.3
Accrued investment income	20.0	22.6
Unsettled sales of investments	13.5	0.1
Other assets	22.7	22.5
Total Assets	$3,589.2	$3,898.8
Liabilities
Loss and loss adjustment expense reserves	$905.8	$1,089.2
Debt	427.4	427.3
Securities lending payable	136.7	315.7
Unearned premium	290.5	219.2
Reinsurance balances payable	63.7	77.2
Unsettled purchases of investments	20.8	—
Accounts payable, accrued expenses and other liabilities	30.8	38.9
Total Liabilities	1,875.7	2,167.5
Commitments and contingent liabilities (see Note 11)	—	—
Minority interest - Blue Ocean	83.5	238.4

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued and outstanding 102,617,706 and 111,775,682 shares	0.2	0.2
Additional paid-in capital	1,752.3	1,819.2
Retained deficit	(127.4)	(376.1)
Accumulated other comprehensive income, after tax	4.9	49.6
Total Common Shareholders’ Equity	1,630.0	1,492.9
Total Liabilities, Minority Interest and Common Shareholders’ Equity	$3,589.2	$3,898.8

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of U.S. dollars, except per share amounts)	2007	2006	2007	2006
Revenues
Gross premiums written	$128.3	$121.1	$577.5	$642.2
Reinsurance premiums ceded	(9.7)	(13.3)	(103.0)	(116.8)
Net premiums written	118.6	107.8	474.5	525.4
Change in net unearned premiums	19.8	43.7	(64.3)	(91.2)
Net premiums earned	138.4	151.5	410.2	434.2
Net investment income	31.9	33.1	99.4	92.3
Net realized and unrealized gains (losses) - trading securities	14.0	1.6	24.1	(1.8)
Net realized gains (losses) - available for sale securities	—	5.4	—	(0.5)
Net foreign exchange gains	9.1	0.8	8.7	7.9
Other revenue	4.6	2.4	7.9	5.3
Total revenues	198.0	194.8	550.3	537.4
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	37.1	43.2	146.9	159.5
Acquisition costs	20.0	27.3	58.3	91.1
General and administrative expenses	23.0	17.9	58.8	47.6
Non-underwriting expenses:
Interest and other financing expenses	8.6	6.8	25.3	20.9
Other non-underwriting expenses	3.0	3.2	8.8	11.1
Total expenses	91.7	98.4	298.1	330.2
Income before minority interest expense and income taxes	106.3	96.4	252.2	207.2
Minority interest expense - Blue Ocean	(4.9)	(13.0)	(26.8)	(26.4)
Income tax provision	(.1)	—	(.1)	—
Net income	101.3	83.4	225.3	180.8
Change in net unrealized gains and losses on available for sale securities held	0.7	32.0	0.8	40.3
Change in foreign currency translation	—	—	—	0.1
Recognition of net unrealized gains and losses on available for sale securities sold	—	(5.4)	—	0.5
Comprehensive income	$102.0	$110.0	$226.1	$221.7
Basic earnings per share	$1.07	$.86	$2.36	$1.94
Diluted earnings per share	1.06	.86	2.35	1.94
Dividends declared per common share	$.075	$.075	$.225	$.225
Dividends declared per warrant	—	.075	.075	.225

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2007 and 2006

Unaudited

(In millions of U.S. dollars)

	Total	Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	additional	Retained	income,
	equity	paid-in capital	deficit	after tax
Balances at January 1, 2007	$1,492.9	$1,819.4	$(376.1)	$49.6

Net income	225.3	—	225.3	—
Cumulative effect adjustment of adopting FAS 157 and 159	—	—	45.5	(45.5)
Director Share Plan amendment	(.6)	(.6)	—	—
Retirements of common shares and warrants	(72.3)	(72.3)	—	—
Other comprehensive income, after tax	0.8	—	—	0.8
Amortization of Restricted Share Units and Director Share Plan Units	6.0	6.0	—	—
Dividends declared on common shares	(21.6)	—	(21.6)	—
Dividends declared on warrants	(0.5)	—	(0.5)	—

Balances at September 30, 2007	$1,630.0	$1,752.5	$(127.4)	$4.9

	Total	Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	additional	Retained	income,
	equity	paid-in capital	deficit	after tax
Balances at January 1, 2006	$1,057.7	$1,715.1	$(648.3)	$(9.1)

Net income	180.8	—	180.8	—
Issuances of common shares	100.0	100.0	—	—
Other comprehensive income, after tax	40.9	—	—	40.9
Amortization of Restricted Share Units and Director Share Plan Units	3.8	3.8	—	—
Direct equity offering expenses	(0.7)	(0.7)	—	—
Dividends declared on common shares	(22.1)	—	(22.1)	—
Dividends declared on warrants	(1.6)	—	(1.6)	—

Balances at September 30, 2006	$1,358.8	$1,818.2	$(491.2)	$31.8

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(In millions of U.S. dollars)	2007	2006
Cash flows from operations:
Net income	$225.3	$180.8
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized (gains) losses - trading securities	(24.1)	1.8
Net realized losses - available for sale securities	—	0.5
Minority interest expense - Blue Ocean	26.8	26.4
Amortization and depreciation	(2.7)	6.6
Other operating items:
Net change in loss and loss adjustment expense reserves	(183.4)	(440.5)
Net change in reinsurance recoverable on paid and unpaid losses	40.6	141.3
Net change in unearned premium	71.3	62.4
Net change in reinsurance balances payable	(13.5)	(98.6)
Net change in unearned premium ceded	(7.1)	28.7
Net change in deferred acquisition costs	(7.5)	10.5
Net change in premiums receivable	(47.1)	—
Net change in restricted cash	27.9	(11.2)
Purchases of fixed maturities - trading (1)	—	(1,022.7)
Sales, maturities, calls and paydowns of fixed maturity investments - trading (1)	—	719.6
Other	(10.2)	38.9
Net cash provided from (used for) operations	96.3	(355.5)
Cash flows from investing activities:
Purchases of fixed maturities - trading (1)	(1,159.5)	—
Purchases of equity securities - trading (1)	(48.5)	—
Purchases of fixed maturities - available for sale	—	(1,464.4)
Purchases of equity securities - available for sale	—	(80.4)
Purchases of other investments	(17.5)	—
Sales, maturities, calls and paydowns of fixed maturity investments - trading	1,386.6	—
Sales of equity securities - trading	46.3	—
Sales, maturities, calls and paydowns of fixed maturity investments - available for sale	—	1,466.2
Sales of equity securities - available for sale	—	34.4
Change in securities lending collateral	179.0	(26.5)
Net acquisitions of capitalized assets	(2.7)	(8.1)
Net cash provided from (used for) investing activities	383.7	(78.8)
Cash flows from financing activities:
Issuance of debt	—	100.0
Net proceeds from issuances of the Company’s common shares	—	99.5
Net proceeds from issuances of Blue Ocean common and preferred shares	—	36.6
Repurchases of the Company’s common shares and warrants	(72.3)	—
Dividends paid on the Company’s common shares and warrants	(22.7)	(23.1)
Dividends and distributions paid to Blue Ocean’s minority common shareholders	(135.2)	—
Dividends to and repurchases from Blue Ocean’s minority preferred shareholders	(46.5)	—
Change in securities lending payable	(179.0)	26.5
Net cash (used for) provided from financing activities	(455.7)	239.5
Effect of exchange rate changes on cash and cash equivalents	0.8	2.3
Net increase (decrease) in cash and cash equivalents during the period	25.1	(192.5)
Cash and cash equivalents - beginning of period	313.1	450.1
Cash and cash equivalents - end of period	$338.2	$257.6

(1) Prior to the adoption of FAS 159, all purchases and sales of trading securities were required to be presented as operating activities. As a result of the adoption of FAS 159, purchases and sales of trading securities are required to be presented according to their nature and purpose which, for the Company, is investing activities. Prior periods have not been revised to reflect this change.

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

Notes To Consolidated Financial Statements

(In millions of U.S. dollars, except share and per

share amounts or as where otherwise indicated)

Unaudited

1. Significant Accounting Policies

Basis of Presentation and Consolidation

These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) and its subsidiaries and affiliates (collectively, “Montpelier”) and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (the “U.S.”). The Company was incorporated under the laws of Bermuda in November of 2001.

The Company’s principal wholly-owned operating subsidiary, Montpelier Reinsurance Ltd. (“Montpelier Re”), is a Bermuda Class 4 insurer which provides global property and casualty reinsurance and insurance products. The Company provides marketing services to Montpelier Re through its wholly-owned subsidiary, Montpelier Marketing Services (UK) Limited (“MMSL”), a United Kingdom company based in London.

On July 1, 2007, Montpelier commenced the operations of its newly-formed Lloyd’s syndicate known as Montpelier Syndicate 5151 (“Syndicate 5151”). Syndicate 5151 underwrites primarily short tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets. Montpelier Capital Limited (“MCL”), a wholly-owned subsidiary of the Company, serves as Syndicate 5151’s sole corporate member. Syndicate 5151 is managed by Spectrum Syndicate Management Limited, a third party Lloyd’s Managing Agent based in London. Richard Chattock, a senior underwriter with Montpelier Re since 2002, serves as the active underwriter of Syndicate 5151. Syndicate 5151 also accepts business from the Company’s wholly-owned U.S. managing general agent, Montpelier Underwriting Inc. (“MUI”), which received Lloyd’s Coverholder approval in August 2007. The Company provides marketing services to Syndicate 5151 through its wholly-owned subsidiary, Montpelier Europa AG (“MEAG”), a Swiss company based in Zug, Switzerland. MEAG’s focus is on the Continental Europe and the Middle East markets. MEAG also supports Montpelier’s existing regional marketing effort with respect to certain established lines of business.

The Company provides insurance, accounting, finance and advisory services to affiliates and third parties through its wholly-owned Bermuda subsidiaries, Montpelier Agency Ltd. (“MAL”) and Montpelier Capital Advisors Ltd. (“MCA”), and its wholly-owned U.S. subsidiary Montpelier Technical Resources Ltd. The Company provides underwriting support and office and information technology services to affiliates and third parties in the United Kingdom and Switzerland through its wholly-owned subsidiary Montpelier Underwriting Services Limited (“MUSL”).

Montpelier has a significant investment in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), a holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). Blue Ocean Re is a Bermuda Class 3 insurer which provides property catastrophe retrocessional protection. As of September 30, 2007 and December 31, 2006, Montpelier owned 42.2% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s outstanding preferred shares. Blue Ocean is considered a “variable interest entity” as defined under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, entitled “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 as amended”. In accordance with FIN 46R, Blue Ocean is currently consolidated into the financial statements of the Company. MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services.

Montpelier currently operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier’s Rated Reinsurance and Insurance Business segment consists of the operations of the Company and its wholly-owned subsidiaries, including Syndicate 5151. Montpelier’s Collateralized Property Catastrophe Retrocessional Business consists solely of the operations of Blue Ocean. In the third quarter of 2007, Blue Ocean wrote no business and is not expected to write any business during the remainder of the year.

The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, reinsurance recoverable on unpaid losses, estimates of written and earned premiums and the fair value of other investments.

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

The Company adopted FAS 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities” as of January 1, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 amends FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and applies to all entities with available-for-sale and trading securities effective January 1, 2008. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. The Company elected to early adopt this Statement effective January 1, 2007. As a result, the Company now reports unrealized gains and losses associated with all its marketable securities in net income. With the exception of trading securities held by Blue Ocean, the Company previously reported unrealized gains and losses associated with its marketable securities as changes in other comprehensive income. As a result, the adoption of FAS 159 has and will continue to have a material impact on the Company’s net income and consolidated financial statements. The effect of the first remeasurement to fair value has been recorded as a cumulative-effect adjustment to the opening balance of retained earnings. See Note 4 for additional information.

The Company adopted FIN 48 entitled “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FAS 109 ‘‘Accounting for Income Taxes.’’ The Company did not report any changes to its reported results as a result of the adoption of FIN 48. The Company has taken an uncertain tax position in its determination that certain of its non-U.S. operations are not subject to U.S. income tax. Management believes that the Company conducts substantially all its non-U.S. operations in a manner such that its offshore operations are not engaged in a trade or business in the U.S. and, as a result, are not subject to U.S. income tax. For further information see “Risk Factors” in Part II, Item 1A herein.

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency. The British pound is the functional currency for the operations of Syndicate 5151, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The assets and liabilities of these foreign operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from these foreign operations are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

Other monetary assets and liabilities of Montpelier denominated in foreign currencies have been translated into U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using either specific or average exchange rates for the period, as appropriate. Net foreign exchange gains and losses arising from these activities are reported as a component of net income in the period in which they arise.

Restricted Cash

Restricted cash consists of cash and cash equivalent balances that are collateralizing Blue Ocean Re’s trust funds.

Securities Lending

Montpelier participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. Montpelier maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent.

Minority Interest

As of September 30, 2007 and December 31, 2006, the Company owned 42.2% of the outstanding common shares and 33.6% of the outstanding preferred shares of Blue Ocean. The portion of Blue Ocean’s equity not owned by the Company is considered to be owned by Blue Ocean’s minority shareholders. Montpelier’s minority interest liability represents the equity of the minority shareholders of Blue Ocean and Montpelier’s minority interest expense represents the portion of income attributable to such minority shareholders for the periods presented.

2. Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and loss adjustment expense (“LAE”) reserve activities for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross loss and LAE reserves - beginning	$958.3	$1,448.9	$1,089.2	$1,781.9
Reinsurance recoverable on unpaid losses - beginning	(162.7)	(232.1)	(197.3)	(305.7)
Net loss and LAE reserves - beginning	795.6	1,216.8	891.9	1,476.2

Losses and LAE incurred:
Current year losses	41.7	50.7	179.2	166.2
Prior year losses	(4.6)	(7.5)	(32.3)	(6.7)
Total incurred losses and LAE	37.1	43.2	146.9	159.5

Losses and LAE paid:
Current year losses	(14.5)	3.5	(20.5)	(16.8)
Prior year losses	(63.1)	(136.4)	(263.2)	(491.8)
Total losses and LAE paid	(77.6)	(132.9)	(283.7)	(508.6)

Net loss and LAE reserves - ending	755.1	1,127.1	755.1	1,127.1
Reinsurance recoverable on unpaid losses - ending	150.7	214.3	150.7	214.3
Gross loss and LAE reserves - ending	$905.8	$1,341.4	$905.8	$1,341.4

Loss and LAE development– three and nine months ended September 30, 2007

The net favorable development during the three and nine months ended September 30, 2007, for losses incurred during prior years primarily resulted from the following:

•                          Net estimated ultimate Property Specialty losses for prior years decreased by $2.1 million and $24.1 million during the three and nine months ended September 30, 2007, respectively, primarily as a result of claims emergence on the direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business.

•                          Net estimated ultimate Property Catastrophe losses for prior years increased by $0.6 million and decreased by $2.7 million during the three and nine months ended September 30, 2007, respectively. The year-to-date decrease was due mainly to projected losses for hurricanes Katrina, Rita and Wilma, as well as some smaller events such as U.S. tornadoes.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $3.1 million and $5.5 million during the three and nine months periods ended September 30, 2007, respectively. The favorable development related to many classes of business within Other Specialty lines.

Loss and LAE development – three and nine months ended September 30, 2006

The net favorable development during the three and nine months ended September 30, 2006, for losses incurred during prior years primarily resulted from the following:

•             Net estimated ultimate Property Catastrophe losses for prior years increased by $2.1 million and $25.0 million during the three and nine months ended September 30, 2006, respectively. The adverse development for the 2006 year-to-date period, which was largely recorded during the 2006 second quarter, primarily resulted from an increase in expected ultimate losses in the retrocessional book of business relating to the 2005 hurricanes.

•             Net estimated ultimate Property Specialty losses for prior years decreased by $4.2 million and $21.7 million during the three and nine months ended September 30, 2006, respectively. The favorable development for the 2006 year-to-date period, which was largely recorded during the 2006 second quarter, primarily resulted from a decrease in expected ultimate losses for property risk excess claims.

•             Net estimated ultimate Other Specialty losses for prior years decreased by $5.4 million and $6.5 million during the three and nine months ended September 30, 2006, respectively. The favorable development for the 2006 year-to-date period, which was largely recorded during the 2006 third quarter, primarily resulted from a decrease in Marine losses relating to Hurricane Rita as well as decreases in expected losses on proportional contracts relating to the Aviation, Marine and Personal Accident classes of business.

•             Net estimated ultimate qualifying quota share losses for prior years decreased by $3.5 million during the nine months ended September 30, 2006, resulting from favorable commutations of such contracts during the 2006 first half.

3. Reinsurance

In the normal course of business, Montpelier purchases reinsurance in order to manage its exposures. All of Montpelier’s reinsurance purchases to date have represented prospective cover meaning that the coverage has been purchased to protect Montpelier against the risk of future losses as opposed to covering losses that have already occurred but have not been paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of business. Montpelier also purchases industry loss warranty policies which provide coverage for certain losses incurred by Montpelier provided they are triggered by events exceeding a specified industry loss size. In addition, for certain pro-rata contracts the subject direct insurance contracts carry underlying reinsurance protection from third party reinsurers which Montpelier nets against gross premiums written.

Montpelier remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations and with respect to certain contracts that carry underlying reinsurance protection, Montpelier would be liable in the event that the ceding companies are unable to collect amounts due from underlying third party reinsurers.

Montpelier records provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay. Under Montpelier’s reinsurance security policy, reinsurers are generally required to be rated A- or better by A.M. Best at the time the policy is written. Montpelier considers reinsurers that are not rated or do not fall within the above rating threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed. Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis. Montpelier does not believe that there are any amounts uncollectible from its reinsurers at this time.

Earned reinsurance premiums ceded were $30.3 million and $38.6 million for the three months ended September 30, 2007 and 2006, respectively, and $95.9 million and $145.5 million for the nine months ended September 30, 2007 and 2006, respectively. Total recoveries netted against loss and LAE were $0.7 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively, and $6.7 million and $33.2 million for the nine months ended September 30, 2007 and 2006, respectively. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

The current A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at September 30, 2007, are as follows:

Rating	Amount	% of Total
A++	$—	—%
A+	1.5	10.9
A	7.5	54.3
A-	4.4	31.9
B+	0.4	2.9
Total reinsurance recoverable on paid losses	$13.8	100.0%

The current A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at September 30, 2007, are as follows:

Rating	Amount	% of Total
A++	$64.5	42.8%
A+	15.4	10.2
A	46.8	31.1
A-	14.7	9.7
B+	9.3	6.2
Total reinsurance recoverable on unpaid losses	$150.7	100.0%

Montpelier has also entered into a derivative transaction with Champlain Limited (“Champlain”), a Cayman Islands special purpose vehicle, which provides reinsurance-like protection. As the coverage responds to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses that Montpelier incurs, this transaction is accounted for as a weather derivative in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue 99-2, “Accounting for Weather Derivatives”, and not as a reinsurance transaction. In accordance with the guidance provided by EITF 99-2, this transaction has been valued by applying the intrinsic value method, which results in no value adjustment in the absence of an industry loss event triggering recovery.

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net loss and loss expense reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, Montpelier received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”). The notice involves two contracts pursuant to which Montpelier purchased reinsurance protection from MPCL (the “Disputed Contracts”). Although the grounds for relief are not stated in the notice, MPCL seeks thereby to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney’s fees, interest, costs and bad faith damages.

Subject to purported reservation of rights, MPCL has to-date paid to Montpelier $25.0 million in respect of ceded claims under the Disputed Contracts, which is net of deposit, reinstatement and additional premiums.

In the event that MPCL is awarded rescission of the Disputed Contracts, the reduction in total losses expected to be ceded under the Disputed Contracts, net of reinsurance premiums earned and accrued, would total $73.0 million.

Montpelier believes that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable. In addition, Montpelier intends to seek relief from MPCL and Manulife, a guarantor under the Disputed Contracts, including but not limited to attorney’s fees, interest, costs and bad faith damages. In the circumstances, Montpelier believes that the results of the arbitration will not have a materially adverse effect on its financial condition, results of operations and cash flows.

The arbitration is expected to commence during the fourth quarter of 2007.

4. Investments

Marketable Securities

During the first quarter of 2007, the Company adopted FAS 157 and FAS 159. As a result, for 2007 all of Montpelier’s marketable securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities being reported as net realized and unrealized gains (losses) on the Company’s statement of operations. Prior to the adoption of FAS 157 and FAS 159, Montpelier’s marketable securities available for sale were carried at fair value with the net unrealized appreciation or depreciation on such securities being reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

Montpelier utilizes established third party pricing services in valuing its portfolio of marketable securities. The fair value of Montpelier’s U.S. government securities and equity securities is derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs as defined in FAS 157). The fair value of Montpelier’s mortgage-backed and asset-backed securities, corporate debt securities, U.S. government-sponsored enterprise securities and other fixed maturity securities is derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157). Montpelier currently believes that none of its marketable securities are being valued based on unobservable inputs (Level 3 inputs as defined in FAS 157).

The Company’s pricing sources use the market approach valuation technique when pricing marketable securities that are valued using Level 1 inputs. The Company’s pricing sources use the market approach and income approach valuation techniques when pricing marketable securities that are valued using Level 2 inputs, as appropriate. There have been no changes in the Company’s use of valuation techniques since its adoption of FAS 157.

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s marketable securities, by investment type, as of the periods indicated:

	As of September 30, 2007
	Amortized Cost	Fair Value
Fixed maturity investments – trading:
Mortgage-backed and asset-backed securities	$923.2	$921.0
Corporate debt securities	612.0	620.6
U.S. government-sponsored enterprise securities	471.1	471.8
U.S. government securities	279.6	281.6
Other fixed maturity securities	10.1	10.6
Total fixed maturity investments - trading	$2,296.0	$2,305.6

	Cost	Fair Value

Equity securities - trading	$175.1	$222.9

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s marketable securities, by investment type, as of the periods indicated:

	As of December 31, 2006
	Amortized Cost	Fair Value
Fixed maturity investments – trading:
U.S. government securities	$177.8	$$177.7
Corporate debt securities	85.4	85.3
U.S. government-sponsored enterprise securities	73.6	73.4
Mortgage-backed and asset-backed securities	4.0	4.0
Total fixed maturity investments - trading	$340.8	$340.4

	Amortized Cost	Fair Value
Fixed maturity investments – available for sale:
Mortgage-backed and asset-backed securities	$773.6	$771.0
U.S. government-sponsored enterprise securities	588.2	580.5
Corporate debt securities	531.9	543.4
U.S. government securities	251.3	250.4
Other	22.2	21.7
Total fixed maturity investments – available for sale	$2,167.2	$2,167.0

	Cost	Fair Value
Equity securities - available for sale	$157.5	$203.2

Other Investments

Montpelier’s other investments as of September 30, 2007 and December 31, 2006, had a carrying value of $49.3 million and $27.1 million, respectively, and had a cost of $40.4 million and $23.1 million, respectively.

Montpelier’s largest other investment holding is currently its investment in the common stock of Symetra Financial Corporation (“Symetra”), a private placement acquired in 2004 at a cost of $20.0 million, which had a fair value of $24.7 million at September 30, 2007. Symetra is recorded at fair value based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157), including factors restricting the liquidity of the investment. The net appreciation or depreciation on Symetra is reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income. Symetra is routinely reviewed to determine if it has sustained an impairment in value that is considered to be other than temporary. Montpelier did not recognize any impairment on its investment in Symetra during the periods presented herein.

Montpelier’s other holdings within its other investment portfolio include limited partnership interests and derivative contracts. These investments are carried at fair value, with the net unrealized appreciation or depreciation on such investments being reported as net realized and unrealized gains (losses) on the Company’s statement of operations. All but one of these holdings are recorded at fair value based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157), including factors restricting the liquidity of the investment. The fair value of one limited partnership interest acquired in 2007 at a cost of $2.3 million, which had a fair value of $2.2 million at September 30, 2007, is derived based on unobservable inputs (Level 3 inputs as defined in FAS 157).

Changes in Fair Value

Changes in the fair value of Montpelier’s investment portfolio for the three and nine months ended September 30, 2007, consisted of the following:

	Changes in Fair Value for the Three Months Ended September 30, 2007
Description	Net Realized and Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains	Other Revenue	Total Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in Other Comprehensive Income
Fixed maturity investments	$19.0	$2.0	$—	$21.0	$—
Equity securities	(4.9)	2.7	—	(2.2)	—
Other investments	(0.1)	2.3	1.8	4.0	0.7

	Changes in Fair Value for the Nine Months Ended September 30, 2007
Description	Net Realized and Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains	Other Revenue	Total Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in Other Comprehensive Income
Fixed maturity investments	$10.5	$3.7	$—	$14.2	$—
Equity securities	13.7	3.7	—	17.4	—
Other investments	(0.1)	3.1	3.9	6.9	0.8

5. Debt and Financing Arrangements

Senior Notes

During 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013. The Company may redeem the Senior Notes at any time at a “make-whole” redemption price; however, the Company has no current intention of doing so. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere. The unamortized carrying value of the Senior Notes at September 30, 2007 and December 31, 2006, was $249.3 million and $249.2 million, respectively.

The Company incurred interest on the Senior Notes of $3.8 million for each of the three month periods ended September 30, 2007 and 2006, and $11.5 million for each of the nine month periods ended September 30, 2007 and 2006. The Company paid interest on the Senior Notes of $7.6 million for each of the three month periods ended September 30, 2007 and 2006, and $15.3 million for each of the nine month periods ended September 30, 2007 and 2006.

Junior Subordinated Debt Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued all of its issued and outstanding common securities to the Company for a purchase price of $3.1 million. The Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments in the consolidated balance sheet.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by the Company. The junior subordinated debt securities bear interest at the same rates as the Trust Preferred Securities discussed above.

The Company incurred and paid interest expense on the junior subordinated debt securities of $2.1 million for each of the three month periods ended September 30, 2007 and 2006, and $6.4 million for each of the nine month periods ended September 30, 2007 and 2006.

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

Blue Ocean incurred interest expense on the Blue Ocean Debt of $1.4 million and $4.2 million for the three and nine month periods ended September 30, 2007, respectively. Blue Ocean paid $1.4 and $4.2 million in interest on the Blue Ocean Debt during the three and nine months ended September 30, 2007, respectively.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re, MCL and Blue Ocean Re provide letters of credit for the benefit of their clients. These letters of credit facilities are secured by investment securities and cash. The Company and Montpelier Re also maintain an unsecured revolving credit facility. The following table outlines these credit facilities as of September 30, 2007:

Secured operational Letter of Credit Facilities:	Credit Line	Usage	Expiry Date

Syndicated facility: Tranche B	$225.0	$144.9	Aug. 2010
Syndicated 5-Year facility	$500.0	$49.2	June 2011
Syndicated 5-Year facility	$250.0	$223.6	June 2012
Bilateral facility A	$100.0	$49.8	None
Blue Ocean Re	$250.0	$—	None
Lloyd’s standby facility	£74.0	£73.9	Dec. 2012

Unsecured operational Revolving Credit Facility:	Credit Line	Usage	Expiry Date

Syndicated 364-Day facility	$50.0	$—	June 2008

In June 2007, Montpelier Re entered into a new 5-Year secured $250.0 million letter of credit facility and the Company and Montpelier Re entered into a new 364-Day unsecured $50.0 million revolving loan and letter of credit facility. The agreements governing these facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements. In addition, the agreements governing these facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.

In June 2007, the Company, Montpelier Re and MCL entered into a secured £74.0 million standby letter of credit facility through December 31, 2012, which will be used to support business to be written by Syndicate 5151. The agreements governing this facility contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain other agreements. In addition, the agreements governing these facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.

Trust Agreements

In the normal course of business, Blue Ocean Re establishes trust funds for the benefit of ceding companies. As of September 30, 2007, restricted assets associated with such trust funds consisted of cash and cash equivalents of $7.6 million and fixed maturity investments of $181.0 million.

6. Derivative Contracts

As of September 30, 2007, Montpelier had entered into several derivative transactions: the catastrophe bond protection purchased from Champlain (see Note 3); the Industry Loss Warranty contract (as described below), the Catastrophe Bond Total Rate of Return Swap Facility (as described below); the foreign currency exchange agreements (as described below); and the equity forward and related share issuance agreement (see Note 8).

Montpelier Re has entered into an Industry Loss Warranty contract (the “ILW Contract”) with a third party. Loss payments under the ILW Contract are triggered exclusively on the basis of losses incurred by the insurance industry as a whole rather than by losses incurred by the contract holder. The ILW Contract provides the contract holder with up to $15.0 million of second-event protection resulting from industry losses of a stated amount for the period from August 14, 2007 to August 13, 2008. The ILW Contract covers losses resulting from natural perils within the U.S. The fair value of the ILW Contract is derived based on unobservable inputs (Level 3 inputs as defined in FAS 157) and is included as a component of other liabilities. Changes in the fair value of the ILW Contract are included in other revenue.

Montpelier has entered into a Catastrophe Bond Total Rate of Return Swap Facility (the “Facility”) under which Montpelier is entitled to receive contract payments in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value is marked to market over the terms of the swap agreements and, in addition to any resulting payments received, are included as other revenue. The fair value of the Facility is recorded as an other investment and is derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157). The counterparty’s exposure under the Facility is collateralized by a lien over a portfolio of Montpelier’s investment grade securities which equals the amount of the facility utilized, after adjustments for credit quality. As of September 30, 2007 and December 31, 2006, Montpelier had entered into several catastrophe bond total rate of return swap transactions having a combined notional capital amount of $69.7 million and $48.7 million, respectively.

Montpelier has also entered into foreign currency exchange agreements that represent an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they allow Montpelier to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as other investments at fair value with changes therein recorded as net foreign exchange gains on the income statement. The fair value of the foreign currency contracts is derived based on inputs that are observable for the assets, either directly or indirectly (Level 2 inputs as defined in FAS 157). At September 30, 2007 and December 31, 2006, Montpelier was party to outstanding foreign currency exchange agreements having a gross notional exposure of $92.2 million and $64.6 million, respectively.

7. Related Party Transactions

On May 1, 2007, the Company repurchased from White Mountains Insurance Group, Ltd. (“White Mountains”), 939,039 of the Company’s common shares and 7,172,375.5 of the Company’s warrants for a total purchase price of $65.0 million. As a result, White Mountains no longer has any ownership interest in the Company and the Company no longer has any warrants outstanding. As of December 31, 2006, White Mountains beneficially owned approximately 6.8% of the Company, assuming conversion of the warrants it held at that date. White Mountains currently provides the Company with investment advisory and management services.

Wilbur L. Ross, Jr., a Director of the Company, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC owned 6.7% of the Company’s common shares and 9.8% of Blue Ocean’s common shares at September 30, 2007. Mr. Ross is also one of the five Directors of Blue Ocean.

During the three months ended September 30, 2007 and 2006, Blue Ocean Re incurred $3.8 million and $6.4 million in total fees (consisting of underwriting and performance fees), respectively, related to its Underwriting Agreement with MAL. During the nine months ended September 30, 2007 and 2006, Blue Ocean Re incurred $10.4 million and $8.2 million in total fees (consisting of underwriting and performance fees), respectively, related to its Underwriting Agreement with MAL.

The Company ceded reinsurance premiums of $1.9 million and $9.5 million to Rockridge Reinsurance, Ltd. (“Rockridge”), an 11% owned, non-consolidated affiliate during the three and nine months ended September 30, 2006, respectively. The premiums ceded by the Company represented 100% of the gross premiums written by Rockridge for these periods. During December 2006, Rockridge ceased its operations and has since returned its capital to investors and its unearned premium to Montpelier.

8. Shareholders’ Equity

The following table is a summary of the Company’s common shares issued and outstanding:

	Nine Months Ended	Twelve Months Ended
	September 30, 2007	December 31, 2006
Common shares outstanding — beginning of period	111,775,682	89,178,490
Issuances of common shares	—	6,896,552
Repurchases and retirements of common shares	(1,391,716)	—
Director Share Plan issuances	8,540	5,840
Common shares issued (retired) under share issuance agreements	(7,774,800)	15,694,800

Common shares outstanding — end of period	102,617,706	111,775,682

On July 26, 2007, the Board of Directors authorized the Company to purchase up to $100.0 million of its common shares from time-to-time. Shares may be purchased in the open market or through privately negotiated transactions. Pursuant to this share purchase authorization, the Company purchased 449,361 of its common shares at an average price of $16.02 per common share during the third quarter of 2007.

On July 30, 2007, the Company purchased 3,316 common shares from a former director pursuant to the Company’s Director Share Plan at a price of $15.80 per common share.

On May 1, 2007, the Company repurchased 939,039 common shares and 7,172,375.5 outstanding warrants from White Mountains for a total purchase price of $65.0 million. The common shares and warrants repurchased from White Mountains were retired. As a result of this transaction, the Company no longer has any warrants outstanding.

For the nine months ended September 30, 2007 and the twelve months ended December 31, 2006, the Company issued 8,540 and 5,840 common shares, respectively, resulting from the conversion of Director Share Units (“DSUs”) to common shares.

In May 2007 the Company retired 7,774,800 common shares under the share issuance agreement and during 2006 the Company issued 15,694,800 common shares under the share issuance agreement, as further described below.

On May 25, 2006, the Company entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share. The first $50.0 million purchase of 3,448,276 common shares closed on June 1, 2006, and the second purchase of 3,448,276 common shares closed on June 28, 2006. The net proceeds after deducting estimated offering expenses of $0.5 million was approximately $99.5 million which has been used for general corporate purposes.

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

Under the terms of the remaining share issuance agreement, the Company continues to have 7,920,000 common shares issued and outstanding at their par value of 1/6 cent per share. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the shares under the share issuance agreement, the Company believes that, under GAAP currently in effect, the common shares issued thereunder should not be considered outstanding for the purposes of computing and reporting earnings per share or fully converted book value per share. Dividends paid on the common shares subject to the share issuance agreement revert to the Company.

Dividends

The Company declared quarterly cash dividends of $.075 per common share for each of the three month periods ended September 30, 2007 and 2006, and declared quarterly cash dividends totaling $.225 per common share for each of the nine month periods ended September 30, 2007 and 2006. The Company also paid quarterly cash dividends on warrants, during the periods in which they were outstanding, on the same basis as that of common shares.

9. Segment Reporting

The Company operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. Montpelier’s Rated Reinsurance and Insurance Business segment consists of the operations of the Company and its wholly-owned subsidiaries, including Syndicate 5151. Montpelier’s Collateralized Property Catastrophe Retrocessional Business consists solely of the operations of Blue Ocean. In the third quarter of 2007, Blue Ocean wrote no business and is not expected to write any business during the remainder of the year.

During the first nine months of 2007, Blue Ocean paid a total of $249.0 million in dividends and distributions to its common and preferred shareholders (of which Montpelier received $103.9 million) and repurchased a total of $55.0 million of its preferred shares (of which Montpelier received $18.5 million).

The following table summarizes Montpelier’s identifiable assets by segment as of the periods indicated:

	September 30, 2007	December 31, 2006
Rated Reinsurance and Insurance Business	$3,348.0	$3,388.6
Collateralized Property Catastrophe Retrocessional Business	241.2	510.2

Total assets	$3,589.2	$3,898.8

A summary of Montpelier’s statements of operations by segment for the three months ended September 30, 2007 and 2006 follows:

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended September 30, 2007	Business	Business	Elimination	Total

Gross premiums written	$128.3	$—	$—	$128.3
Gross premiums earned	$157.6	$11.1	$—	$168.7
Earned reinsurance premiums ceded	(30.3)	—	—	(30.3)
Net premiums earned	127.3	11.1	—	138.4
Loss and loss adjustment expenses	(37.1)	—	—	(37.1)
Acquisition costs	(19.3)	(0.7)	—	(20.0)
General and administrative expenses	(22.8)	(4.0)	3.8	(23.0)
Underwriting income	48.1	6.4	3.8	58.3
Net investment income	29.4	2.8	(0.3)	31.9
Other revenue	11.5	—	(6.9)	4.6
Net investment and foreign currency gains (1)	22.4	0.7	—	23.1
Interest and other financing expenses	(7.0)	(1.6)	—	(8.6)
Other non-underwriting expenses	(3.0)	—	—	(3.0)

Income before minority interest and income taxes	$101.4	$8.3	$(3.4)	$106.3

Minority interest expense — Blue Ocean				(4.9)
Income tax provision				(0.1)

Net income				$101.3

Other comprehensive income items (2)				0.7

Comprehensive income				$102.0

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

(2)          Relates to the Rated Reinsurance and Insurance Business segment only.

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Three Months Ended September 30, 2006	Business	Business	Elimination	Total

Gross premiums written	$114.2	$6.9	$—	$121.1
Gross premiums earned	$166.2	$23.8	$—	$190.0
Earned reinsurance premiums ceded	(38.5)	—	—	(38.5)
Net premiums earned	127.7	23.8	—	151.5
Loss and loss adjustment expenses	(43.2)	—	—	(43.2)
Acquisition costs	(25.8)	(1.5)	—	(27.3)
General and administrative expenses	(17.8)	(6.5)	6.4	(17.9)
Underwriting income	40.9	15.8	6.4	63.1
Net investment income	29.5	4.6	(1.0)	33.1
Other revenue	16.8	—	(14.4)	2.4
Net investment and foreign currency gains	6.1	1.7	—	7.8
Interest and other financing expenses	(6.7)	(.1)	—	(6.8)
Other non-underwriting expenses	(3.2)	—	—	(3.2)

Income before minority interest	$83.4	$22.0	$(9.0)	$96.4

Minority interest expense — Blue Ocean				(13.0)

Net income				$83.4

Other comprehensive income items (1)				26.6

Comprehensive income				$110.0

(1)          Relates to the Rated Reinsurance and Insurance Business segment only.

A summary of Montpelier’s statements of operations by segment for the nine months ended September 30, 2007 and 2006 follows:

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Nine Months Ended September 30, 2007	Business	Business	Elimination	Total

Gross premiums written	$535.2	$42.3	$—	$577.5
Gross premiums earned	$456.3	$49.8	$—	$506.1
Earned reinsurance premiums ceded	(95.9)	—	—	(95.9)
Net premiums earned	360.4	49.8	—	410.2
Loss and loss adjustment expenses	(146.9)	—	—	(146.9)
Acquisition costs	(55.1)	(3.2)	—	(58.3)
General and administrative expenses	(58.1)	(11.1)	10.4	(58.8)
Underwriting income	100.3	35.5	10.4	146.2
Net investment income	86.8	14.6	(2.0)	99.4
Other revenue	35.0	—	(27.1)	7.9
Net investment and foreign currency gains (1)	32.1	0.7	—	32.8
Interest and other financing expenses	(20.0)	(5.3)	—	(25.3)
Other non-underwriting expenses	(8.8)	—	—	(8.8)

Income before minority interest and income taxes	$225.4	$45.5	(18.7)	$252.2

Minority interest expense – Blue Ocean				(26.8)
Income tax provision				(0.1)

Net income				$225.3

Other comprehensive income items (2)				0.8

Comprehensive income				$226.1

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

(2)          Relates to the Rated Reinsurance and Insurance Business segment only.

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Nine Months Ended September 30, 2006	Business	Business	Elimination	Total

Gross premiums written	$551.6	$90.6	$—	$642.2
Gross premiums earned	$533.5	$46.2	$—	$579.7
Earned reinsurance premiums ceded	(145.5)	—	—	(145.5)
Net premiums earned	388.0	46.2	—	434.2
Loss and loss adjustment expenses	(159.5)	—	—	(159.5)
Acquisition costs	(87.6)	(3.5)	—	(91.1)
General and administrative expenses	(47.0)	(8.8)	8.2	(47.6)
Underwriting income	93.9	33.9	8.2	136.0
Net investment income	83.5	11.5	(2.7)	92.3
Other revenue	28.5	—	(23.2)	5.3
Net investment and foreign currency gains	6.8	(1.2)	—	5.6
Interest and other financing expenses	(20.8)	(0.1)	—	(20.9)
Other non-underwriting expenses	(11.1)	—	—	(11.1)

Income before minority interest	$180.8	$44.1	$(17.7)	$207.2

Minority interest expense — Blue Ocean				(26.4)

Net income				$180.8

Other comprehensive income items (1)				40.9

Comprehensive income				$221.7

(1)          Relates to the Rated Reinsurance and Insurance Business segment only.

The following tables set forth Montpelier’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line

	Three Months Ended September 30,
	2007		2006
Rated Reinsurance and Insurance Business
Property Catastrophe	$60.5	47.2%	$48.0	39.7%
Property Specialty	44.4	34.6	45.4	37.6
Other Specialty	23.4	18.2	20.6	17.0

Total Rated Reinsurance and Insurance Business	128.3	100.0%	114.2	94.3%

Collateralized Property Catastrophe Retrocessional Business	—	—	6.9	5.7

Total Gross Premiums	$128.3	100.0%	$121.1	100.0%

	Nine Months Ended September 30,
	2007		2006
Rated Reinsurance and Insurance Business
Property Catastrophe	$328.4	56.9%	$272.1	42.3%
Property Specialty	123.5	21.4	175.0	27.3
Other Specialty	83.3	14.4	104.5	16.3

Total Rated Reinsurance and Insurance Business	535.2	92.7%	551.6	85.9%

Collateralized Property Catastrophe Retrocessional Business	42.3	7.3	90.6	14.1

Total Gross Premiums	$577.5	100.0%	$642.2	100.0%

Premiums Written by Geographic Area of Risks Insured

	Three Months Ended September 30,
	2007		2006
Rated Reinsurance and Insurance Business:
U.S. and Canada	$74.3	57.9%	$51.5	45.1%
Worldwide (1)	31.8	24.8	41.0	35.9
Western Europe, excluding the United Kingdom and Ireland	0.4	0.3	2.3	2.0
Worldwide, excluding U.S. and Canada (2)	6.3	4.9	6.4	5.6
United Kingdom and Ireland	6.5	5.1	2.0	1.8
Japan	4.1	3.2	1.6	1.4
Other	4.9	3.8	9.4	8.2

Total Rated Reinsurance and Insurance Business	$128.3	100.0%	$114.2	100.0%

Collateralized Property Catastrophe Retrocessional Business:
Worldwide (1)	$—	—%	$2.8	40.6%
U.S. and Canada	—	—	4.1	59.4

Total Collateralized Property Catastrophe Retrocessional Business	$—	—%	$6.9	100.0%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

	Nine Months Ended September 30,
	2007		2006
Rated Reinsurance and Insurance Business:
U.S. and Canada	$284.3	53.2%	$343.2	62.1%
Worldwide (1)	97.9	18.3	101.5	18.4
Western Europe, excluding the United Kingdom and Ireland	46.5	8.7	20.5	3.7
Worldwide, excluding U.S. and Canada (2)	26.9	5.0	23.5	4.3
United Kingdom and Ireland	23.6	4.4	7.0	1.3
Japan	22.2	4.1	26.8	4.9
Other	33.8	6.3	29.1	5.3

Total Rated Reinsurance and Insurance Business	$535.2	100.0%	$551.6	100.0%

Collateralized Property Catastrophe Retrocessional Business:
Worldwide (1)	$20.6	48.7%	$45.5	50.2%
U.S. and Canada	18.7	44.2	25.2	27.8
Carribean	1.9	4.5	11.9	13.1
Worldwide, excluding U.S. and Canada (2)	1.1	2.6	8.0	8.9

Total Collateralized Property Catastrophe Retrocessional Business	$42.3	100.0%	$90.6	100.0%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

10. Earnings Per Share

During 2007, the Company modified its method of calculating basic and diluted earnings per share. In determining the basic earnings per share numerator, when applicable, dividends declared on outstanding warrants are deducted from net income. In the diluted earnings per share calculation, this same adjustment is made provided that the result is more dilutive than if the Company were simply to include the average number of warrants outstanding during the period in the diluted earnings per share denominator (as computed using the treasury stock method). Prior periods have been revised to reflect this approach resulting in a reduction in basic earnings per share of $.01 for the three months ended September 30, 2006 and a reduction in basic and diluted earnings per share of $.02 and $.01, respectively, for the nine months ended September 30, 2006. There was no change to diluted earnings per share for the three months ended September 30, 2006.

The following tables outline the Company’s calculations of basic and diluted earnings per share for the three and nine month periods ending September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Basic earnings per share:
Net income	$101.3	$83.4
Less: dividends declared on outstanding warrants	—	(0.5)
Earnings per share numerator	101.3	$82.8

Average common shares outstanding	102,736,228	111,775,682
Less: average common shares issued under share issuance agreement (1)	(7,920,000)	(15,694,800)
Basic earnings per share denominator	94,816,228	96,080,882

Basic earnings per share	$1.07	$.86

Diluted earnings per share:
Earnings per share numerator	$101.3	$82.8

Average common shares outstanding	102,736,228	111,775,682
Dilutive effect of share obligations under benefit plans (2)	509,590	157,067
Dilutive effect of equity forward share agreement (1)	—	60,758
Less: average common shares issued under share issuance agreement (1)	(7,920,000)	(15,694,800)
Diluted earnings per share denominator	95,325,818	96,298,707

Diluted earnings per share	$1.06	$.86

	Nine Months Ended September 30,
	2007	2006
Basic earnings per share:
Net income	$225.3	$180.8
Less: dividends declared on outstanding warrants	(0.5)	(1.6)
Earnings per share numerator	224.8	$179.2

Average common shares outstanding	106,828,677	98,788,791
Less: average common shares issued under share issuance agreement (1)	(11,375,467)	(6,542,710)
Basic earnings per share denominator	95,453,210	92,246,081

Basic earnings per share	$2.36	$1.94

Diluted earnings per share:
Earnings per share numerator	$224.8	$179.2

Average common shares outstanding	106,828,677	98,788,791
Dilutive effect of share obligations under benefit plans (2)	280,286	101,108
Dilutive effect of equity forward share agreement (1)	—	20,253
Less: average common shares issued under share issuance agreement (1)	(11,375,467)	(6,542,710)
Diluted earnings per share denominator	95,733,496	92,367,442

Diluted earnings per share	$2.35	$1.94

(1)          See Note 8 for a discussion of the Company’s equity forward share agreement and share issuance agreement.

(2)          Represents the dilutive effects of Restricted Stock Units (“RSUs”) and, for periods beginning prior to the third quarter of 2007, DSUs (See Note 13). The average number of RSUs outstanding have been reduced by the amount of unrecognized compensation cost for the periods presented using the treasury stock method.

11. Commitments and Contingent Liabilities

Concentrations of Credit Risk

Financial instruments, which potentially subject Montpelier to a concentration of credit risk, consist principally of investments, cash and cash equivalents and reinsurance recoverable. The investment portfolio is managed in a diversified manner with restrictions on the allowable holdings of a single issue or issuer. Montpelier believes that there are no significant concentrations of credit risk within its investment portfolio other than concentrations in government and government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s shareholders’ equity at September 30, 2007 and 2006. Certain U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and, therefore, Montpelier faces credit risk in respect of these holdings.

Montpelier underwrites the majority of its business through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to Montpelier. Concentrations of credit risk with respect to reinsurance recoverable are described in Note 3.

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net loss and loss expense reserves. See Note 3 for a description of the Company’s pending litigation.

Investment Commitment

As of September 30, 2007, Montpelier has committed to invest $40.0 million in two separate U.S. private investment funds, of which $22.6 million remains currently unfunded.

12. Regulatory Requirements

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file statutory financial statements and a statutory financial return. The Act also currently requires Montpelier Re to maintain minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and loss adjustment expense reserves. For all periods presented herein, Montpelier Re satisfied these requirements.

Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file statutory financial statements and a statutory financial return. The Act also currently requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and loss adjustment expenses. For all periods presented herein, Blue Ocean Re satisfied these requirements.

Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met by Montpelier Re and Blue Ocean Re for all periods presented herein.

The Act limits the maximum amount of annual dividends or distributions paid by Montpelier Re to the Company and Blue Ocean Re to Blue Ocean without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

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

MCL is a corporate member of Lloyd’s. As a corporate member of Lloyd’s, MCL is bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe MCL’s membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.

MCL is required by Lloyd’s to maintain a secured standby letter of credit facility to be used to support business to be written by Syndicate 5151. As of September 30, 2007, Montpelier maintained a secured letter of credit facility for this purpose of £74.0 million, the amount of its current stamp capacity.

Lloyd’s members are obligated to place premiums received for insuring their accounts into the Lloyd’s Premium Trust Fund (the “Lloyd’s Trust”). The Lloyd’s Trust holds the premiums for specified periods of time (usually three years), and claims payments are paid from the Lloyd’s Trust. Any profits remaining, including the interest earned by the Lloyd’s Trust, are returned to the Lloyd’s member at the end of the specified period of time. As of September 30, 2007, Montpelier held currencies totaling $1.4 million in the Lloyd’s Trust.

13. Share-Based Compensation

The Montpelier Long-Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan for key employees of Montpelier. At the discretion of the Board’s Compensation and Nominating Committee (the “Committee”), incentive awards, the value of which is based on the Company’s common shares, may be made to plan participants. Currently, Montpelier’s share-based incentive awards under the LTIP consist of awards of performance shares, RSUs and DSUs.

Performance Shares

Since 2005, performance shares have been a significant element of Montpelier’s LTIP awards in terms of prospective value. Each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, a plan participant may receive a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to the operating and financial performance of the Company over the period. At the discretion of the Committee, any final payment in respect of such a grant may take the form of cash, common shares or a combination of both.

For all outstanding performance share awards, the primary performance target for a 100% harvest ratio is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk-based capital.

The following table summarizes Montpelier’s performance share activity for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	344,000	$3.2	561,000	$0.6	572,000	$1.1	400,000	$—
Payments	—	—	—	—	—	—	—	—
New awards	—	—	2,000	—	172,000	—	169,000	—
Cancellations	—	—	—	—	(400,000)	—	(6,000)	—
Expense recognized	—	0.6	—	0.3	—	2.7	—	0.9
End of period	344,000	$3.8	563,000	$0.9	344,000	$3.8	563,000	$0.9

In April 2007, 400,000 performance shares previously issued under the 2005-2007 period were cancelled without payment as there was no expected payout related to this performance period due to the adverse financial effects of the severe hurricanes that occurred during 2005.

The following table summarizes performance shares outstanding and the accrued performance share expense at September 30, 2007, for each performance cycle:

	Performance Shares outstanding	Accrued expense
Performance cycle:
2006—2008	172,000	$3.0
2007—2009	172,000	0.8
Total at September 30, 2007	344,000	$3.8

If 100% of the outstanding performance shares had been vested on September 30, 2007, the total additional compensation cost to be recognized would have been $4.5 million based on current accrual factors (share price and payout assumptions).

RSUs

Since 2006, RSUs have also been a significant element of the Company’s LTIP awards in terms of prospective value. RSUs are phantom restricted shares which vest ratably in equal tranches, typically over three-to-five year periods, subject to the employee remaining employed by Montpelier at the applicable vesting date. RSUs are payable in common shares at the end of the RSU term. Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends.

The following table outlines Montpelier’s RSU activities for the three and nine months ended September 30, 2007 and 2006:

	Three Months ended September 30, 2007				Nine Months Ended September 30,
	2007		2006		2007		2006
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	901,332	$8.0	435,500	$5.5	456,000	$3.0	—	$—
Granted	155,000	2.6	3,000	—	636,000	11.1	455,500	7.9
Paid	—	—	—	—	—	—	—	—
Forfeitures	(26,168)	—	—	—	(61,836)	—	(17,000)	—
Expense recognized	—	(2.3)	—	(1.2)	—	(5.8)	—	(3.6)
End of period	1,030,164	$8.3	438,500	$4.3	1,030,164	$8.3	438,500	$4.3

In determining the initial grant date fair value of RSUs, Montpelier assumes a 3% forfeiture rate and a 5% discount. Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

As of September 30, 2007, 126,497 of the total outstanding RSUs were vested. Vested RSUs remain outstanding until the completion of the full anniversary period of the RSU award.

The following table summarizes RSUs outstanding and the unamortized grant date fair value of such RSUs at September 30, 2007, for each vesting period:

	RSUs Outstanding	Unamortized Grant Date Fair Value
Vesting period:
2006—2008	421,164	$1.4
2007—2009	474,000	5.1
2007—2011	135,000	1.8
Total at September 30, 2007	1,030,164	$8.3

Director Share Plan

All non-management directors are eligible to participate voluntarily in the Director Share Plan. Eligible directors who elect to participate receive, in lieu of a portion of their annual cash retainer, a number of DSUs of the same dollar value based on the value of common shares at that date. DSUs comprise a contractual right to receive common shares or, effective July 2007, an equivalent amount of cash upon termination of service as a director. In addition, while the DSUs are outstanding, they are credited with common share dividend equivalents.

In July 2007, the Board of Directors of the Company approved an amendment to the Director Share Plan to provide directors with the option of receiving cash, in lieu of common shares, upon the payment of outstanding DSU’s. Previously DSU’s were payable only in common shares. As a result of this amendment, during the 2007 third quarter the Company reclassed its existing $0.6 million obligation for outstanding DSU’s at June 30, 2007, from additional paid-in capital to other liabilities and will record all future changes in its DSU obligations as a change in other liabilities. In addition, DSUs are no longer incorporated in our calculations of earnings per share and fully converted book value per share for periods beginning after July 1, 2007.

As of September 30, 2007, the Company’s liability for outstanding DSU’s was $0.4 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2007 and 2006 and our financial condition as of September 30, 2007. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

Important events and uncertainties that could cause the actual results, future dividends or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plan of our new insurance and reinsurance initiatives effectively, including the integration of those operations into our existing operations; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedants and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

Summary Financial Results

We ended the third quarter of 2007 with a fully converted book value per share of $17.03, an increase of 6.6% for the past three months, 11.6% for the past nine months and 23.3% for the past twelve months, inclusive of dividends.

Comprehensive income for the third quarter of 2007 was $102.0 million compared to $110.0 million for the third quarter of 2006. Our GAAP combined ratio was 57.9% for the 2007 third quarter as compared to 58.3% for the third quarter of 2006.

Comprehensive income for the first nine months of 2007 was $226.1 million compared to $221.7 million for the first nine months of 2006. Our GAAP combined ratio was 64.3% for the first nine months of 2007 as compared to 68.7% for the first nine months of 2006.

Natural Catastrophe and Enterprise-Wide Risk Management

We manage certain key quantifiable risks using a combination of our proprietary pricing and risk management system “CATM”, various third party vendor models and underwriting judgment. Our three-tiered approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect aggregate underwriting and investment risk. We continually seek to refine each of these approaches based on operational feedback.

Exposure Management

We track our gross reinsurance treaty contract limits exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones. This measure includes all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections the Company has purchased. As of September 1, 2007, our largest single zonal concentration was European windstorm (consisting of the United Kingdom, Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden) at $1,353 million on a gross basis.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we track the average of our modeled single event net loss for the worst 1% of our simulated distribution. The modeled net loss estimate from a single event includes contributions from our entire portfolio of insurance policies, reinsurance protections the Company has purchased and event-linked derivative securities, but excludes any potential benefit arising from reinstatement premiums. As of September 1, 2007, our single largest peak zone was European windstorm at $710 million.

Annual Operating Result

We measure enterprise-wide risk using a simulated annual aggregate operating result approach. This approach estimates a net operating result over simulated annual return periods including contributions from certain variables such as aggregate premiums, losses, expenses, and investment results. Based on our July 1, 2007 in force portfolio, the average of our modeled net operating loss for the worst 1% of our simulated annual periods was $571 million.

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

During 2007, pricing in virtually all insurance and reinsurance markets has declined due to increasing competition from the private sector and, for catastrophe prone business, the impact of the capital markets and certain governmental initiatives that have occurred or may occur. We expect this trend to continue.

The most significant decline for us has been in the writing of collateralized property catastrophe retrocessional business in Blue Ocean. This was the first segment to show significant rate increases following the 2005 catastrophes and likewise, its pricing has deteriorated most rapidly. In the third quarter of 2007, Blue Ocean wrote no business and is not expected to write any business during the remainder of the year.

New Initiatives

Syndicate 5151

On July 1, 2007, we commenced the operations of our newly formed Lloyd’s syndicate known as Syndicate 5151. Syndicate 5151 underwrites primarily short tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets. Stamp capacity for 2007 is set at £74 million, but is planned to increase to £143 million in 2008, subject to market conditions. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s and is the basis on which it must pay subscriptions and contributions.

One of the early initiatives of Syndicate 5151 is to accept business from our newly formed U.S. managing general agent, MUI. This new initiative is intended to facilitate access to business through a broader range of distribution channels and to increase, over time, the proportion of non catastrophe-exposed business that we underwrite.

During the third quarter of 2007, we formed MEAG, a Swiss company based in Zug, Switzerland, to provide marketing services to Syndicate 5151. MEAG also supports Montpelier’s existing regional marketing effort in respect of certain established lines of business. MEAG will focus its efforts on Continental Europe and the Middle East. The United Kingdom, France and the Benelux countries will continue to be serviced out of the Company’s existing marketing office in London.

During the third quarter of 2007, Syndicate 5151 wrote $8.7 million of premium, concentrated in our Property Specialty and Other Specialty lines of business, and had earned premium of $1.2 million.

Montpelier Capital Advisors, Ltd.

During the third quarter of 2007, MCA served as sub-advisor to the Pioneer Diversified High Income Trust, a publicly traded closed-end fund (the “Pioneer Fund”) offering investors event-linked bonds, known as catastrophe bonds. The Company is not an investor in the Pioneer Fund. During the 2007 third quarter, MCA earned $0.1 million in fee income as sub-advisor to the Pioneer Fund.

Pending Acquisition of General Agents Insurance Company of America, Inc. (“General Agents”)

On August 13, 2007, we announced that we had entered into a Stock Purchase Agreement (the “Agreement”) with GAINSCO, Inc. (“GAINSCO”), a Texas Corporation, for the acquisition of General Agents, an Oklahoma domiciled stock property and casualty insurance corporation.

We expect to acquire General Agents through the acquisition of all its capital stock outstanding for a purchase price of $4.75 million, subject to possible adjustments, plus General Agents’ pro forma statutory capital and surplus of $5.0 million. At closing, General Agents will receive a $15.0 million capital contribution from us and will effect a $15.0 million distribution to GAINSCO in such a manner that General Agents’ statutory capital and surplus will at no time be less than $20.0 million.

General Agents is an admitted insurer in Oklahoma and is authorized as an Excess and Surplus lines insurer in 37 additional states. The transaction is subject to regulatory approvals and is currently expected to close during the fourth quarter of 2007.

Due to the nature and timing of these new initiatives, they are not expected to have a significant impact on our consolidated earnings for 2007. However, we are in the process of building an infrastructure to support these activities which has, and will continue to, result in increases in our general and administrative expenses for the remainder of 2007.

Book Value Per Share

The following table presents our computation of book value per share and fully converted book value per share:

	Sept. 30, 2007	June 30, 2007	Dec. 31, 2006	Sept. 30, 2006

Common Shareholders’ Equity	$1,630.0	$1,540.6	$1,492.9	$1,358.8

Book value per share denominators (thousands of shares):

Common shares outstanding	102,618	103,067	111,776	111,776
Common shares subject to share issuance agreements (1)	(7,920)	(7,920)	(15,695)	(15,695)
Book value per share denominator	94,698	95,147	96,081	96,081

Common share obligations under benefit plans	1,030	920	474	470
Fully converted book value per share denominator	95,728	96,067	96,555	96,551

Book value per share	$17.21	$16.19	$15.54	$14.14
Fully converted book value per share	$17.03	$16.04	$15.46	$14.07
Change in fully converted book value per share (2):
From June 30, 2007	6.6%
From December 31, 2006	11.6%
From September 30, 2006	23.3%

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

Consolidated Results of Operations

Our consolidated financial results for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Gross premiums written	$128.3	$121.1	$577.5	$642.2
Reinsurance premiums ceded	(9.7)	(13.3)	(103.0)	(116.8)
Net premiums written	118.6	107.8	474.5	525.4
Change in net unearned premiums	19.8	43.7	(64.3)	(91.2)
Net premiums earned	138.4	151.5	410.2	434.2
Net investment income	31.9	33.1	99.4	92.3
Net realized and unrealized gains (losses) – trading securities	14.0	1.6	24.1	(1.8)
Net realized gain (losses) – available for sale securities	—	5.4	—	(0.5)
Net foreign exchange gains	9.1	0.8	8.7	7.9
Other revenue	4.6	2.4	7.9	5.3
Total revenues	198.0	194.8	550.3	537.4

Underwriting expenses:
Loss and loss adjustment expenses – current year losses	41.7	50.7	179.2	166.2
Loss and loss adjustment expenses – prior year losses	(4.6)	(7.5)	(32.3)	(6.7)
Acquisition costs	20.0	27.3	58.3	91.1
General and administrative expenses	23.0	17.9	58.8	47.6
Non-underwriting expenses:
Interest and other financing expenses	8.6	6.8	25.3	20.9
Other non-underwriting expenses	3.0	3.2	8.8	11.1
Total expenses	91.7	98.4	298.1	330.2

Income before minority interest expense and income taxes	106.3	96.4	252.2	207.2

Minority interest expense – Blue Ocean	(4.9)	(13.0)	(26.8)	(26.4)
Income tax provision	(0.1)	—	(0.1)	—
Net income	101.3	83.4	225.3	180.8
Other comprehensive income items	0.7	26.6	0.8	40.9
Comprehensive income	$102.0	$110.0	$226.1	$221.7

Loss and loss adjustment expense ratio	26.8%	28.5%	35.8%	36.7%
Acquisition costs ratio	14.5%	18.0%	14.2%	21.0%
General and administrative expense ratio	16.6%	11.8%	14.3%	11.0%
GAAP combined ratio	57.9%	58.3%	64.3%	68.7%

Underwriting Results by Segment

We operate through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. The Company is a provider of rated global property and casualty reinsurance and insurance products. Blue Ocean is a provider of collateralized property catastrophe retrocessional reinsurance. In the third quarter of 2007, Blue Ocean wrote no business and is not expected to write any business during the remainder of the year.

During 2007, Blue Ocean paid a total of $249.0 million in dividends and distributions to its common and preferred shareholders (of which we received $103.9 million) and repurchased a total of $55.0 million of its preferred shares (of which we received $18.5 million).

RATED REINSURANCE AND INSURANCE BUSINESS

Underwriting results for our Rated Reinsurance and Insurance Business segment for the periods ended are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Gross premiums written	$128.3	$114.2	$535.2	$551.6

Gross premiums earned	$157.6	$166.3	$456.3	$533.5
Earned reinsurance premiums ceded	(30.3)	(38.6)	(95.9)	(145.5)
Net premiums earned	127.3	127.7	360.4	388.0

Loss and loss adjustment expenses – current year losses	(41.7)	(50.7)	(179.2)	(166.2)
Loss and loss adjustment expenses – prior year losses	4.6	7.5	32.3	6.7
Acquisition costs	(19.3)	(25.8)	(55.1)	(87.6)
General and administrative expenses	(22.8)	(17.8)	(58.1)	(47.0)
Underwriting income	$48.1	$40.9	$100.3	$93.9

Loss and loss adjustment expense ratio	29.2%	33.8%	40.7%	41.1%
Acquisition costs ratio	15.2%	20.2%	15.3%	22.6%
General and administrative expense ratio	17.9%	13.9%	16.1%	12.1%
GAAP Combined ratio	62.3%	67.9%	72.1%	75.8%

Gross premiums written during the third quarter of 2007 were $128.3 million, an increase of 12% compared to the third quarter of 2006. This increase in premiums written during the 2007 period is largely the result of new premium writings through Syndicate 5151 as well as an increase in Property Catastrophe writings, mainly non-recurring contracts involving United Kingdom replacement flood covers and retrocessional frequency protections. Gross premiums written during the first nine months of 2007 were $535.2 million, a decrease of 3% compared to the first nine months of 2006. This decrease in premiums written during the 2007 year-to-date period is primarily the result of increased competition and the impact of recent changes in Florida legislation. Under the new legislation, state sponsored entities will significantly increase their assumption of property catastrophe risk in Florida, a significant market.

Underwriting income for the third quarter of 2007 was $48.1 million, which includes $11.4 million of net losses incurred due to the July United Kingdom floods. This loss was offset in part by $4.6 million of favorable reserve development on prior year losses. Underwriting income for the first nine months of 2007 was $100.3 million, which includes the third quarter 2007 loss described above as well as previously recorded net losses of $35.0 million relating to Windstorm Kyrill and $30.5 million relating to the June United Kingdom and Australian floods. These losses were offset in part by $32.3 million of favorable reserve development on prior year losses.

Gross Premiums Written

The following tables summarize our Rated Reinsurance and Insurance Business gross premiums, by line of business, for the periods presented:

	Three Months Ended September 30,
($ in millions)	2007		2006

Property Catastrophe	$60.5	47.2%	$48.0	42.1%
Property Specialty	44.4	34.6	45.6	39.9
Other Specialty	23.4	18.2	20.6	18.0

Total Gross Premiums	$128.3	100.0%	$114.2	100.0%

Total Gross Premiums (excluding reinstatement premiums)	$124.6		$113.1

	Nine Months Ended September 30,
($ in millions)	2007		2006

Property Catastrophe	$328.4	61.3%	$272.1	49.4%
Property Specialty	123.5	23.1	175.0	31.7
Other Specialty	83.3	15.6	104.5	18.9

Total Gross Premiums	$535.2	100.0%	$551.6	100.0%

Total Gross Premiums (excluding reinstatement premiums)	$527.8		$542.0

During the three months ended September 30, 2007, our volume of gross premiums written increased, as compared to the same period in 2007, mainly as a result of $8.7 million in new premium writings through Syndicate 5151 as well as an increase in our Property Catastrophe writings.

During the nine months ended September 30, 2007, our mix of premiums written changed significantly, as compared to the same period in 2006, mainly as a result of the following:

•                          A significant increase in excess of loss (Property Catastrophe) business resulting from a repositioning of the portfolio towards a lower concentration of proportional treaty (Property Specialty) business,

•                           An increase in Property Catastrophe writings within areas of broader geographic diversity than our historic book of business,

•                           A decline in casualty (Other Specialty) business written as rates have been declining and terms and conditions have weakened. Casualty business includes medical malpractice, public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis.

Looking ahead to future periods, it remains difficult to predict the amount of annual premiums we will write. However, we do expect premium volumes to fall this year in many areas of our business.

Various factors will continue to affect our appetite and capacity to write risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations. In addition, our mix of business will significantly affect our ultimate premium volume. For example, as noted above, we have replaced a substantial amount of our proportional treaty business with excess of loss business which generates less premium per dollar of risk but has a higher expected profit margin. The level of reinstatement premiums received in future periods will also be dependent upon the volume of catastrophic losses that occur.

Earned Reinsurance Premiums Ceded

The following table summarizes our Rated Reinsurance and Insurance Business earned reinsurance premiums ceded for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Earned reinsurance premiums ceded	$30.3	$38.6	$95.9	$145.5
As a percentage of gross premiums earned	19.2%	23.2%	21.0%	27.3%

In the normal course of our business, we purchase reinsurance in order to manage our exposures. As a result, the amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

All of our reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect us against the risk of future losses as opposed to covering losses that we have already incurred but have not paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. We also purchase industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

During the three and nine months ended September 30, 2006, we ceded earned reinsurance premiums to Rockridge, of $2.7 million and $6.3 million, respectively. During 2006, Rockridge ceased its operations.

Excluding any reinstatement premiums ceded related to catastrophes that may occur during 2007, we anticipate that our earned reinsurance premiums ceded for 2007 will be lower than in 2006.

In addition to the reinsurance described above, we also purchased fully-collateralized reinsurance-like coverage for losses sustained from qualifying hurricane and earthquake event loss events. We acquired this protection from Champlain, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75.0 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15.0 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For that reason, this transaction is accounted for as a weather derivative, rather than a reinsurance transaction. With the exception of the accrual of contract costs associated with this instrument (which are included in other operating expenses), since no catastrophic event has occurred that would trigger a recovery, this transaction did not have an effect on our balance sheet at September 30, 2007.

Net Premiums Earned

Net premiums earned during the three months ended September 30, 2007 were flat as compared to 2006. Net premiums earned decreased during the nine months ended September 30, 2007, as compared to 2006, mainly due to the decrease in gross premiums written during the period as discussed previously, partially offset by the decrease in outwards reinsurance purchased in 2007 as compared to 2006.

Loss and Loss Adjustment Expenses

The following table summarizes our Rated Reinsurance and Insurance Business net loss and loss adjustment expenses for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Loss and loss adjustment expenses - current year	$41.7	$50.7	$179.2	$166.2
Loss and loss adjustment expenses - prior year	(4.6)	(7.5)	(32.3)	(6.7)

Loss and loss adjustment expenses	$37.1	$43.2	$146.9	$159.5

Net loss and loss adjustment expenses relating to current year losses were $41.7 million and $50.7 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in current year losses during the 2007 period, as compared to 2006, is primarily the result of less earned premium in force than during 2006. We did not incur any individually significant losses during the third quarter of 2007 with the exception of the July United Kingdom floods, which amounted to $11.4 million.

During the third quarter of 2007, we recorded $4.6 million of favorable loss development relating to prior year losses. During the third quarter of 2006, we recorded $7.5 million of favorable loss development relating to prior year losses.

Reinsurance recoveries of $0.7 million and $4.5 million, respectively, were included in loss and loss adjustment expenses for the three months ended September 30, 2007 and 2006, respectively.

Net loss and loss adjustment expenses relating to current year losses were $179.2 million and $166.2 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in current year losses during the 2007 period, as compared to 2006, is primarily the result of catastrophic losses recorded during the 2007 period relating to Windstorm Kyrill and the United Kingdom and Australian floods. We did not incur any individually significant catastrophic losses during 2006.

Reinsurance recoveries of $6.7 million and $33.2 million were netted against loss and loss adjustment expenses for the nine months ended September 30, 2007 and 2006, respectively. The majority of our reinsurance recoveries in 2007 were from quota share protections related to 2006 and 2007 business. The majority of our reinsurance recoveries in 2006 related to the U.S. hurricanes which occurred during 2004 and 2005.

During the first nine months of 2007, we recorded $32.3 million of favorable loss development relating to prior year losses. During the first nine months of 2006, we recorded $6.7 million of favorable loss development relating to prior year losses.

The following table summarizes our net loss and loss adjustment expense ratios for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Loss and loss adjustment expense ratio - current year	32.8%	39.7%	49.7%	42.8%
Loss and loss adjustment expense ratio - prior year	(3.6)%	(5.9)%	(9.0)%	(1.7)%

Loss and loss adjustment expense ratio	29.2%	33.8%	40.7%	41.1%

The net favorable development we experienced during the three and nine months ended September 30, 2007, relating to losses incurred in prior years, primarily resulted from the following:

•                          Net estimated ultimate Property Specialty losses for prior years decreased by $2.1 million and $24.1 million during the three and nine months ended September 30, 2007, respectively, primarily as a result of claims emergence on our direct and facultative book of business being lower than expected and lower than expected ultimate losses on our proportional business.

•                          Net estimated ultimate Property Catastrophe losses for prior years increased by $0.6 million and decreased by $2.7 million during the three and nine months ended September 30, 2007, respectively. The year-to-date decrease was due mainly to projected losses for hurricanes Katrina, Rita and Wilma, as well as some smaller events such as U.S. tornadoes.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $3.1 million and $5.5 million during the three and nine months periods ended September 30, 2007, respectively. The favorable development related to many classes of business within our Other Specialty lines.

The net favorable development we experienced during the three and nine months ended September 30, 2006, for losses incurred during prior years primarily resulted from the following:

•             Net estimated ultimate Property Catastrophe losses for prior years increased by $2.1 million and $25.0 million during the three and nine months ended September 30, 2006, respectively. The adverse development for the 2006 year-to-date period, which was largely recorded during the 2006 second quarter, primarily resulted from an increase in expected ultimate losses in our retrocessional book of business relating to the 2005 hurricanes.

•             Net estimated ultimate Property Specialty losses for prior years decreased by $4.2 million and $21.7 million during the three and nine months ended September 30, 2006, respectively. The favorable development for the 2006 year-to-date period, which was largely recorded during the 2006 second quarter, primarily resulted from a decrease in expected ultimate losses for property risk excess claims.

•             Net estimated ultimate Other Specialty losses for prior years decreased by $5.4 million and $6.5 million during the three and nine months ended September 30, 2006, respectively. The favorable development for the 2006 year-to-date period, which was largely recorded during the 2006 third quarter, primarily resulted from a decrease in Marine losses relating to Hurricane Rita as well as decreases in expected losses on proportional contracts relating to our Aviation, Marine and Personal Accident classes of business.

•             Net estimated ultimate qualifying quota share losses for prior years decreased by $3.5 million during the nine months ended September 30, 2006, resulting from favorable commutations of such contracts during the 2006 first half.

The following tables present information regarding our gross and net loss and loss adjustment expense reserves by line of business for the nine months ended September 30, 2007:

Gross Loss and Loss Adjustment Expense Reserves

(Millions)	Gross Reserves at Dec. 31, 2006	Change in Prior Years Estimates During 2007	Gross Losses Paid During 2007	Estimated Ultimate Losses During 2007	Gross Reserves at Sept. 30, 2007
Property Catastrophe	$388.6	$(7.8)	$(162.2)	$104.9	$323.5
Property Specialty	372.9	(24.8)	(99.9)	43.3	291.5
Other Specialty	327.7	(6.3)	(74.9)	44.3	290.8
Total	$1,089.2	$(38.9)	$(337.0)	$192.5	$905.8

(Millions)	Gross IBNR at Sept. 30, 2007	Gross Case Reserves at Sept. 30, 2007	Gross Loss and Loss Adjustment Expense Reserves at Sept. 30, 2007
Property Catastrophe	$160.4	$163.1	$323.5
Property Specialty	115.6	175.9	291.5
Other Specialty	183.7	107.1	290.8
Total	$459.7	$446.1	$905.8

Net Loss and Loss Adjustment Expense Reserves

(Millions)	Net Reserves at Dec. 31, 2006	Change in Prior Years Estimates During 2007	Net Losses Paid During 2007	Estimated Ultimate Losses During 2007	Net Reserves at Sept. 30, 2007
Property Catastrophe	$302.9	$(2.7)	$(140.5)	$97.0	$256.5
Property Specialty	271.6	(24.1)	(67.9)	40.5	220.2
Other Specialty	317.4	(5.5)	(75.3)	41.7	278.4
Total	$891.9	$(32.3)	$(283.7)	$179.2	$755.1

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss Ratios:	2007	2006	2007	2006

Property Catastrophe	27.5%	17.6%	48.5%	37.2%
Property Specialty	25.2%	31.5%	17.5%	35.3%
Other Specialty	39.7%	58.3%	50.3%	59.3%

At September 30, 2007, we estimated our gross and net reserves for loss and loss adjustment expenses using the methodology as outlined in our Summary of Critical Accounting Estimates contained in our Annual Report on Form   10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. We did not make any significant changes in the assumptions or methodology used in our reserving process during the three and nine months ended September 30, 2007.

Our best estimate for gross loss and loss adjustment expense reserves at September 30, 2007 and 2006 was $905.8 million and $1,341.4 million, respectively. Our best estimate for net loss and loss adjustment expense reserves at September 30, 2007 and 2006 was $755.1 million and $1,127.1 million, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established. Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net loss and loss adjustment expense reserves could increase or decrease by up to 10% from current amounts. As of September 30, 2007, we estimate that a 10% change in our net loss and loss adjustment expense reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $75.5 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense or certain corporate expenses.

Underwriting Expenses

The following table summarizes our Rated Reinsurance and Insurance Business underwriting expenses incurred for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Acquisition costs	$19.3	$25.8	$55.1	$87.6
General and administrative expenses	22.8	17.8	58.1	47.0

Expense ratio	33.1%	34.1%	31.4%	34.7%
Expense ratio (excluding profit commission)	32.1%	33.3%	29.9%	34.6%

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

Profit commission expenses, a component of our acquisition costs that changes as our estimates of loss and loss adjustment expenses fluctuate, were $1.3 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $5.6 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively. Profit commissions are typically earned in the following calendar year, thus, the increase in profit commission during the 2007 periods is due to the significantly lower loss ratios achieved during 2006 versus those of 2005.

The decrease in acquisition costs during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, is mainly due to the rebalancing of our portfolio away from proportional business and towards excess of loss business, which has resulted in substantially lower acquisition costs.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006

Fixed expenses	$16.6	$12.2	$42.8	$34.1
Incentive Compensation	6.2	5.6	15.3	12.9
General and administrative expenses	$22.8	$17.8	$58.1	$47.0

The increase in our fixed expenses during the 2007 periods is partially the result of increased rent and maintenance fees related to our new premises in Bermuda which we moved into during the third quarter of 2006. In addition, during 2007 we incurred approximately $4.5 million in fixed expenses, mainly during the third quarter, in connection with our newly established U.S., United Kingdom and Swiss operations.

The increase in our incentive compensation during the 2007 periods is primarily the result of: (i) having two cycles of performance shares outstanding versus only one cycle during the 2006 periods (the 400,000 performance shares previously issued under the 2005-2007 period were cancelled without payment as there was no expected payout related to this performance period due to the adverse financial effects of the 2005 hurricanes); (ii) having two cycles of RSUs outstanding versus only one cycle outstanding during the 2006 periods (the Company began utilizing RSUs as incentive compensation in 2006); and (iii) incurring approximately $0.5 million in incentive compensation, mainly during the 2007 third quarter, in connection with our newly established operations.

We anticipate that our general and administrative expenses will continue to be higher for the balance of 2007 and beyond, as compared to those incurred during 2006, due to additional costs expected to be incurred associated with upgrading our IT infrastructure and additional costs expected to be incurred in connection with building the infrastructure to support our new insurance and reinsurance initiatives.

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

Underwriting results for our Collateralized Property Catastrophe Retrocession Business segment for the three and nine months ended September 30, 2007 and 2006 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006

Gross premiums written	$—	$6.9	$42.3	$90.6

Gross premiums earned	$11.1	$23.8	$49.8	$46.2
Earned reinsurance premiums ceded	—	—	—	—
Net premiums earned	11.1	23.8	49.8	46.2

Loss and loss adjustment expenses	—	—	—	—
Acquisition costs	(0.7)	(1.5)	(3.2)	(3.5)
General and administrative expenses (1)	(0.2)	(0.1)	(0.7)	(0.6)
Underwriting income	$10.2	$22.2	$45.9	$42.1

(1)    Shown net of intercompany underwriting and performance fees of $3.8 million and $6.4 million for the three months ended September 30, 2007 and 2006, respectively, and $10.4 million and $8.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Blue Ocean was formed in late 2005 in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following hurricanes Katrina, Rita and Wilma. While early pricing conditions for this segment were strong, increased competition and weaker demand at the end of 2006 adversely impacted pricing. In the third quarter of 2007, Blue Ocean wrote no business and is not expected to write any business during the remainder of the year.

During 2007, Blue Ocean paid $249.0 million in dividends and distributions to its common and preferred shareholders and repurchased $55.0 million of its preferred shares. As a result, Blue Ocean’s total capital (defined as the sum of its debt, preferred shares and common shares) was $212.9 million as of September 30, 2007, as compared to $462.5 million at December 31, 2006.

Net premiums earned and acquisition costs decreased for the three months ended September 30, 2007, versus the comparable 2006 period, due to the sharp decline in gross premiums written during 2007 versus that of 2006. Net premiums earned increased for the nine months ended September 30, 2007, versus the comparable 2006 period, due to the timing of when premiums were written.

Blue Ocean did not incur any losses during the periods presented.

Net Investment Income and Total Investment Return

The following table summarizes our net investment income and total investment return for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Investment income	$33.4	$34.5	$104.6	$96.2
Investment expenses	(1.6)	(1.4)	(5.3)	(3.9)
Net investment income (1)	$31.9	$33.1	$99.4	$92.3
Net realized and unrealized gains (losses) - trading securities	14.0	1.6	24.1	(1.8)
Net realized gains (losses) - available for sale securities	—	5.4	—	(0.5)
Net realized investment gains - foreign currency	7.0	0.6	10.5	3.1
Net change in unrealized gains - available for sale securities	0.7	26.6	0.8	40.9
Total investment return ($)	$53.6	$67.3	$134.8	$134.0

Weighted average investment portfolio, including cash	$2,912.6	$3,067.3	$3,006.7	$3,051.0

Total investment return (%)	1.9%	2.2%	4.5%	4.4%

(1)    Includes $2.5 million and $3.6 million of net investment income related to our Collateralized Property Catastrophe Retrocessional segment for the three months ended September 30, 2007 and 2006, respectively, and $12.6 million and $8.8 million for the nine months ended September 30, 2007 and 2006, respectively.

Investment income was higher during the first nine months of 2007, as compared to 2006, due primarily to a shift in the portfolio away from U.S. government and U.S. government-sponsored enterprise securities to asset-backed and corporate securities of a somewhat greater duration. This shift, coupled with a significant liquidation of Blue Ocean’s short-duration portfolio, served to increase the average duration of Montpelier’s fixed maturities and cash equivalents to 1.9 years at September 30, 2007, from 1.4 years at December 31, 2006.

Investment expenses were higher during the 2007 periods, as compared to the 2006 periods, due mainly to a change in mix of our investments during the periods.

Our total investment return (as expressed in dollars) decreased significantly for the three months ended September 30, 2007, as compared with the same period in 2006, principally as a result of less net investment income earned on a  lower weighted average portfolio value and net losses experienced within our equity portfolio. Such amounts were partially offset by a significant increase in  foreign currency gains during the period.

Our total investment return (as expressed in dollars) was essentially unchanged for the nine months ended September 30, 2007, as compared with the same period in 2006, as increases in net investment income and foreign currency gains were offset by lower net realized and unrealized investment gains.

Overall, we expect our net investment income, which excludes investment gains and losses, to decrease for the balance of 2007 as a result of Blue Ocean distributing $181.6 million to its minority shareholders during the first half of 2007 and as we continue to pay claims related to the 2005 hurricanes.

Other Revenue

For the 2007 periods, our other revenue is comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms, net contract payments under the Facility and our ILW Contract and fees as sub-advisor to the Pioneer Fund. For the 2006 periods, our other revenue is comprised of ceding commissions and incentive fees relating to our investment in Rockridge.

The following table summarizes our other revenue for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006

Contract payments under the Facility	$1.9	$0.4	$4.0	$0.4
Contract payments under the ILW Contract	2.2	—	2.2	—
Interest on funds advanced	0.5	1.8	1.7	4.0
Ceding commissions and fees from Rockridge	(0.1)	0.2	(0.1)	0.9
Pioneer Fund sub-advisor fees	0.1	—	0.1	—

Other revenue	$4.6	$2.4	$7.9	$5.3

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006

Interest expense - Senior Notes	$3.9	$3.9	$11.6	$11.6
Interest expense - Junior Subordinated Debt Securities	2.1	2.1	6.4	6.4
Interest expense - Blue Ocean Debt	1.4	—	4.2	—
Letter of credit fees and other financing expenses	1.2	0.8	3.1	2.9

Total interest and other financing expenses	$8.6	$6.8	$25.3	$20.9

Our interest and other financing expenses were higher during the 2007 periods, as compared to 2006, primarily due to the issuance of the Blue Ocean Long-Term debt in November 2006.

Other Non-Underwriting Expenses

Other non-underwriting expenses for the three months ended September 30, 2007 and 2006 were $3.0 million and $3.2 million, respectively, and for the nine months ended September 30, 2007 and 2006 were $8.8 million and $9.2 million, respectively. Our non-underwriting expenses consist of contract payments pursuant to our weather derivative protection from Champlain which are calculated at 12.75% plus 8 basis points per annum on the first tranche and 13.5% plus 8 basis points on the second tranche. Contract payments are payable quarterly. For the nine months ended September 30, 2006, we also incurred a $1.9 million one-time set-up fee in connection with this arrangement.

Net Realized and Unrealized Gains (Losses) on Investments

Effective January 1, 2007, we elected to adopt Statement of Financial Accounting Standard (“FAS”) 157 entitled “Fair Value Measurements” and FAS 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities”. As a result, for 2007 all our marketable securities are now carried at fair value with the net unrealized appreciation or depreciation on such securities being reported as net realized and unrealized gains (losses) on our statement of operations. Prior to the adoption of FAS 157 and FAS 159, our available for sale marketable securities were carried at fair value with the net unrealized appreciation or depreciation on such securities being reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

See “Net Investment Income and Total Investment Return” for a discussion of our Net Realized and Unrealized Gains (Losses) on Investments for the periods presented.

Net Foreign Exchange Gains

Net foreign exchange gains for the three months ended September 30, 2007 and 2006 were $9.1 million and $0.8 million, respectively, and for the nine months ended September 30, 2007 and 2006 were $8.7 million and $7.9 million, respectively. Our net foreign exchange gains arise from the effects of fluctuations in foreign currency exchange rates on certain of our investments, premiums receivable and loss reserves denominated in foreign currencies. The foreign exchange gains during the three and nine months ended September 30, 2007 and 2006 are primarily due to the weakening of the U.S. dollar against the various foreign currencies that we transact in.

In addition, our net foreign exchange gains include the effect of changes in the fair value of our foreign currency exchange agreements. These contracts represent an obligation to purchase or sell a specified currency at a future date, at a price set at the time of the contract.

Minority Interest Expense

Our minority interest expense represents the portion of Blue Ocean’s net income attributable to minority shareholders for the periods presented.

Income Taxes

During the nine months ended September 30, 2007, we recorded a $1.8 million deferred tax asset associated with certain tax deductible expenses incurred by our newly established  U.S. and United Kingdom operations. Due to the start-up nature of these operations, and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we have established a $1.8 million deferred tax valuation allowance at September 30, 2007.

Liquidity and Capital Resources

Liquidity

The primary sources of cash for the Company are dividends from its operating subsidiaries. The primary uses of cash for the Company are interest on debt and dividends to shareholders. There are restrictions on the payment of dividends from certain of our regulated companies as described herein and, in more detail, in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. We currently have in place a regular dividend of $.075 per common share per quarter.

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

Because a significant portion of our reinsurance contracts provide short-tail coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities. Our fixed maturities and cash equivalents at September 30, 2007, had an average credit quality of AA+ and an average duration of 1.9 years. Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

During the first nine months of 2007, we were able to meet all of our cash obligations. We anticipate that our current cash balances, sales and maturities of investments and our future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital and Financing

The following table summarizes our capital structure as of the dates indicated:

(Millions)	September 30, 2007	December 31, 2006
Senior Notes	$249.3	$249.2
Junior Subordinated Debt	103.1	103.1
Blue Ocean Debt	75.0	75.0
Total Debt	$427.4	$427.3

Minority Interest - Blue Ocean	83.5	238.4
Common Shareholders’ Equity	1,630.0	1,492.9

Total Capital	$2,140.9	$2,158.6

Our common shareholders’ equity at September 30, 2007, was $1,630.0 million, which is net of an accumulated retained deficit of $127.4 million. Our total capital has decreased by $17.7 million since December 31, 2006, as a result of Blue Ocean’s capital distributions to its minority shareholders and repurchases of our common shares and warrants, partially offset by our undistributed net income for the year-to-date period.

Equity Forward and Share Issuance Agreement

We have entered into equity forward sale agreements under which we agreed to sell (subject to our right to cash settlement or net share settlement) common shares to a third party for cash. In addition, we have also entered into a share issuance agreement with a third party forward counterparty. See Note 8 for detailed information concerning these agreements.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re, MCL and Blue Ocean Re provide letters of credit to certain of their clients. The Company and Montpelier Re also maintain an unsecured revolving credit facility. See Note 5 for detailed information concerning these facilities.

Trust Agreements

In the normal course of business, Blue Ocean Re establishes trust funds for the benefit of ceding companies. As of September 30, 2007, restricted assets associated with such trust funds consisted of cash and cash equivalents of $7.6 million and fixed maturity investments of $181.0 million.

Regulation

Our holding company and insurance and reinsurance operations are subject to regulation by several governing entities in many jurisdictions. See Note 12 for detailed information concerning Montpelier’s regulatory requirements.

Ratings

The following are Montpelier Re’s current financial strength ratings from internationally recognized rating agencies:

Rating Agency	Financial Strength Rating

A.M. Best	A-	Excellent (Stable outlook	)
Standard & Poor’s	A-	Strong (Negative outlook	)
Moody’s Investor Services	Baa1	Adequate (Stable outlook	)

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

Off-Balance Sheet Arrangements

We have entered into several derivative transactions as of September 30, 2007; the catastrophe bond protection purchased from Champlain Limited; the ILW Contract; the Facility; the foreign currency exchange agreements; and the equity forward agreement and related share issuance agreement, all of which are described in detail in Note 3, Note 6 and Note 8. Each of these transactions constitute an off-balance sheet arrangement.

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

Cash Flows

For the nine months ended September 30, 2007

During the first nine months of 2007, our cash flows provided from operations totaled $96.3 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $283.7 million.

During the first nine months of 2007, our cash flows provided from investing activities totaled $383.7 million primarily resulting from $227.1 million of net sales and maturities of fixed maturities, primarily at Blue Ocean, and a $179.0 million decrease in securities lending collateral.

On May 1, 2007, we repurchased from White Mountains 939,039 of our common shares and 7,172,375.5 outstanding warrants to acquire our common shares for a total purchase price of $65.0 million. During the third quarter of 2007, we repurchased 452,677 common shares at an average price of $16.02 per share.

During the first nine months of 2007, we paid $22.7 million in cash dividends to common shareholders and warrant holders.

During the first nine months of 2007, Blue Ocean paid $15.0 million in cash dividends to holders of its preferred shares, of which $10.0 million was paid to minority holders.

In June 2007, Blue Ocean repurchased $55.0 million of its preferred shares, of which $36.5 million was repurchased from minority holders.

In June 2007, Blue Ocean paid $72.0 million in cash dividends and paid $162.0 million in cash distributions to holders of its common shares, of which $41.6 million and $93.6 million, respectively, were paid to minority holders.

During the first nine months of 2007, we experienced a $179.0 million decrease in our securities lending payable.

For the nine months ended September 30, 2006

During the first nine months of 2006, our cash flows used for operating activities totaled $52.4 million (excluding net purchases of trading securities) primarily from net paid losses of $508.6 million exceeding premiums received, net of acquisition costs.

During the first nine months of 2006, our cash flows used for investing activities totaled $224.3 million (including net  purchases of trading securities) primarily resulting from purchases of fixed maturity investments relating to the formation of Blue Ocean.

In January 2006, we issued the Junior Subordinated Debt and received cash proceeds of $100.0 million.

In May 2006, we entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares and received net cash proceeds of $99.5 million.

In January 2006, Blue Ocean received $36.6 million in cash proceeds from a private sale of preferred and common shares to minority holders.

During the first nine months of 2006, we paid $23.1 million in cash dividends to common shareholders and warrant holders.

During the first nine months of 2006, we experienced a $26.5 million increase in our securities lending payable.

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

Our investment guidelines permit, subject to approval by our Board of Directors, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. We have entered into several derivative transactions as of September 30, 2007; the catastrophe bond protection purchased from Champlain Limited; the ILW Contract, the Facility; the foreign currency exchange agreements; and the equity forward agreement and related share issuance agreement.

Interest Rate Risk.  Our primary market risk exposure is from changes in interest rates. Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls, and as interest rates fall, the market value of our fixed maturity portfolio rises. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity to seek to maximize total risk-adjusted returns while maintaining a significant portion of the portfolio in relatively short-term investments that would mature or could be sold to satisfy anticipated cash needs arising from our reinsurance liabilities.

As of September 30, 2007, we held $921.0 million, or 39.9% of our total invested assets, in high-quality mortgage and asset-backed securities. These assets are exposed to prepayment risk, which occurs when holders of individual mortgages change the frequency with which they prepay the outstanding principal before the maturity date. The duration of this portfolio is relatively short-term, and therefore, we do not consider an acceleration or deceleration in the rate of prepayments to be a significant risk at this time. However, if interest rates and/or other factors affect actual or expected prepayments, the duration and fair value of this portfolio may change adversely.

As of September 30, 2007, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in the market value of our fixed maturity portfolio of 2.0% or approximately $51.5 million and the impact on our portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.6% or approximately $41.4 million.

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

During the nine months ended September 30, 2007, we recorded realized and unrealized foreign exchange gains (losses) of $10.5 million relating to our investment portfolio, $(2.6) million relating to our operations and $0.8 relating to our cash and cash equivalent balances.

Foreign currency exchange contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. At September 30, 2007, we were party to outstanding forward foreign currency exchange contracts having a notional exposure of $92.2 million ($64.6 at December 31, 2006). Our foreign currency contracts are recorded at fair value.

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

In accordance with our investment guidelines, as approved by our Board of Directors, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As of September 30, 2007, securities constituting 98.9% of the fair value of our fixed maturities and cash equivalents were investment grade.

At September 30, 2007, our fixed maturity portfolio contained certain securities with exposure to the sub-prime mortgage market (“Subprime Securities”) and securities with exposure to the Alternative-A mortgage market (“Alternative-A Securities”). The fair value of these securities is derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157).

The following table outlines current information regarding our Subprime Securities and Alternative-A Securities at September 30, 2007:

($ in millions)	Amortized Cost	Fair Value	Current Rating	Weighted Average Life in Years
Subprime Securities	$19.2	$19.0	AAA	1.9
Alternative-A Securities	64.0	63.7	AAA	3.4

As of December 31, 2006, Montpelier held $70.5 million of Subprime Securities with an amortized cost of $70.5 million and $92.1 million of Alternative-A Securities with an amortized cost of $92.5 million.

We believe that the risk of default on our Subprime Securities and Alternative-A Securities is not significant at this time.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2007, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.                 Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business. Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with our net loss and loss expense reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, we received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”). The notice involves two contracts pursuant to which we purchased reinsurance protection from MPCL (the “Disputed Contracts”). Although the grounds for relief are not stated in the notice, MPCL seeks thereby to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney’s fees, interest, costs and bad faith damages.

Subject to purported reservation of rights, MPCL has to-date paid to us $25.0 million in respect of ceded claims under the Disputed Contracts, which is net of deposit, reinstatement and additional premiums.

In the event that MPCL is awarded rescission of the Disputed Contracts, the reduction in our total losses expected to be ceded under the Disputed Contracts, net of reinsurance premiums earned and accrued, would total $73.0 million.

We believe that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable. In addition, we intend to seek relief from MPCL and Manulife, a guarantor under the Disputed Contracts, including but not limited to attorney’s fees, interest, costs and bad faith damages. In the circumstances, we believe that the results of the arbitration will not have a materially adverse effect on our financial condition, results of operations and cash flows.

The arbitration is expected to commence during the fourth quarter of 2007.

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

The following risk factors supplement the risk factors described in Item 1A “Risk Factors “ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

The Integration Of Our New Insurance and Reinsurance Initiatives Into Our Existing Operations May Present Significant Challenges.

We may face significant challenges in integrating our new insurance and reinsurance initiatives into our existing operations in a timely, efficient and effective manner. Successful integration will depend on, among other things, the effective execution of our business plan for the new insurance and reinsurance initiatives, our ability to effectively integrate the operations of our new insurance and reinsurance initiatives into our existing risk management techniques, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of our new insurance and reinsurance initiatives will be successful or that the business derived therefrom will prove to be profitable. The failure to integrate our new insurance and reinsurance initiatives successfully or to manage the challenges presented by the integration process may adversely impact our financial results.

The Expansion Of Our Operating Platform Beyond Bermuda May Increase Certain Regulatory And Tax Risks.

As we expand our operations into the U.S. and other countries through the initiatives of Syndicate 5151 and MUI, we face increased regulation and tax exposures from new jurisdictions.

Syndicate 5151’s operations are subject to regulation by the FSA and the Council of Lloyd’s. The FSA is responsible, under the Financial Services and Markets Act 2000, for regulating United Kingdom insurers. It regulates the Society of Lloyd’s as well as individual Lloyd’s managing agents. The Council of Lloyd’s regulates Lloyd’s members and Lloyd’s managing agents. Our subsidiary, MCL, is a corporate member of Lloyd’s. As a corporate member of Lloyd’s, MCL is bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe MCL’s membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.

One of the early initiatives of Syndicate 5151 is to accept business from our newly formed U.S. managing general agent, MUI. The taxable income of MUI, as well as taxable income from our other U.S.- based companies and certain non-U.S. companies, will be subject to U.S. federal, state and local income tax and other taxes. Subject to certain exceptions, our non-U.S. based companies intend to conduct their operations in a manner such that they will not be engaged in a trade or business in the U.S., so that their income is generally not subject to tax in the U.S. other than withholding taxes on interest and dividends. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, there can be no assurance that the Internal Revenue Service will not contend, perhaps successfully, that certain of our non-U.S. companies in our group are engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

Our Stated Catastrophe And Enterprise-Wide Risk Management Exposures Are Based On Estimates And Judgments Which Are Subject To Significant Uncertainties.

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

Proposed U.S. Tax Legislation Could Adversely Affect U.S. Shareholders.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s purchases of its common shares during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2007 to July 31, 2007	162,123	$15.90	158,807	$97,475,211
August 1, 2007 to August 31, 2007	225,541	$15.74	225,541	$93,924,430
September 1, 2007 to September 30, 2007	65,013	$17.30	65,013	$92,799,527
Total	452,677	$16.02	449,361

(a)          Includes a private purchase of 3,316 common shares from a former director on July 30, 2007, at a price per common share of $15.80, pursuant to the Company’s Director Share Plan.

(b)         On July 26, 2007, the Board of Directors authorized the Company to purchase up to $100.0 million of its common shares from time-to-time. Shares may be purchased in the open market or through privately negotiated transactions. As of September 30, 2007, the Company had remaining authority to purchase up to $92.8 million of its common shares.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

(a)        None.

(b)       None.

Item 6.           Exhibits

Exhibit
Number	Description of Document

10.1

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

31

Officer Certifications of Anthony Taylor, President and Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan V. Oberting, Executive Vice President and Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.

32

Officer Certifications of Anthony Taylor, President and Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan V. Oberting, Executive Vice President and Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

	By:	/s/ MICHAEL S. PAQUETTE
		Name:	Michael S. Paquette
		Title:	Senior Vice President and
Controller
October 26, 2007