Form 10-K
period 2007-12-31
MONTPELIER RE HOLDINGS LTD
filed 2008-02-28
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 1-8993

MONTPELIER RE HOLDINGS LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-0428969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Montpelier House, 94 Pitts Bay Road

Pembroke, Bermuda   HM 08

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (441) 296-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value 1/6 cent per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2007, was $1,449,441,033.

As of February 27, 2008, 97,143,517 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Montpelier Re Holdings Ltd.’s Annual Meeting of Shareholders, to be held May 21, 2008, is incorporated by reference in Part III of this Form 10-K  to the extent described therein.

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the United States (the “U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See “Risk Factors” contained in Item 1A herein for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results, future dividends, distributions or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plan of our new insurance and reinsurance initiatives effectively, including the integration of those operations into our existing operations; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedants and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.           Business

OVERVIEW

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as an exempted Bermuda limited liability company under the laws of Bermuda on November 14, 2001.  The Company, through its subsidiaries and affiliates in Bermuda, the U.S. and Europe (collectively “Montpelier”), provides customized, innovative, and timely reinsurance and insurance solutions to the global market.

Our principal wholly-owned operating subsidiary, Montpelier Reinsurance Ltd. (“Montpelier Re”), is a Bermuda Class 4 insurer.  Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by utilizing catastrophe modeling software and proprietary risk pricing and capital allocation models. We provide marketing services to Montpelier Re through our wholly-owned subsidiary, Montpelier Marketing Services Limited (“MMSL”), a United Kingdom (“U.K.”) company based in London.

On July 1, 2007, we commenced the operations of our newly-formed Lloyd’s of London (“Lloyd’s”) syndicate known as Montpelier Syndicate 5151 (“Syndicate 5151”). Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets.  Montpelier Capital Limited (“MCL”), a wholly-owned subsidiary of the Company, serves as Syndicate 5151’s sole corporate member.  Syndicate 5151 is managed by Spectrum Syndicate Management Limited (“Spectrum”), a third party Lloyd’s Managing Agent based in London.  Syndicate 5151 also accepts business from our wholly-owned U.S. managing general agent, Montpelier Underwriting Inc. (“MUI”) and from our wholly-owned Swiss subsidiary, Montpelier Europa AG (“MEAG”).  MUI and MEAG each received Lloyd’s Coverholder approval during 2007. A “Coverholder” is a firm that is authorised by a Lloyd’s managing agent to enter into contracts of insurance and/or issue insurance documentation on behalf of a syndicate it manages.  MEAG, whose focus is on markets in Continental Europe and Middle East, also provides marketing services to Syndicate 5151 and supports Montpelier Re’s existing regional marketing effort with respect to certain established lines of business.

On November 1, 2007, we acquired General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma domiciled stock property and casualty insurance corporation, from GAINSCO, Inc. (“GAINSCO”).  General Agents is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 37 additional states.  At the time the acquisition was completed, General Agents had no employees or in force premium.  General Agents was renamed Montpelier U.S. Insurance Company (“MUSIC”) shortly after the acquisition.

We provide insurance, accounting, finance, advisory and information technology services to our affiliates and to third parties through our wholly-owned Bermuda subsidiaries, Montpelier Agency Ltd. (“MAL”) and Montpelier Capital Advisors Ltd. (“MCA”), and our wholly-owned U.S. subsidiary, Montpelier Technical Resources Ltd. (“MTR”).  We provide underwriting support services to our affiliates and to third parties in the U.K. and Switzerland through our U.K. wholly-owned subsidiary, Montpelier Underwriting Services Limited (“MUSL”).

We have a significant investment in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), a holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).  Blue Ocean Re is a Bermuda Class 3 insurer which provides property catastrophe retrocessional protection. Blue Ocean Re began its operations in January 2006. During the second half of 2007, Blue Ocean Re ceased writing new business and is not currently expected to write any new business during 2008. As of December 31, 2007 and 2006, we owned 42.2% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s outstanding preferred shares. Blue Ocean is considered a “variable interest entity” as defined under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, entitled “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 as amended”.  In accordance with FIN 46R, Blue Ocean is currently consolidated into our financial statements.  MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services.

Our Strategy and Operating Principles

We aim to maximize long-term growth in our fully-converted tangible book value per share by pursuing the following strategies:

Maintaining a Strong Balance Sheet.  We focus on generating underwriting profits while maintaining a strong balance sheet. We aim to manage our capital relative to our risk exposure in an effort to maximize long-term growth in fully-converted tangible book value per share and to support our underwriting activities. Our capital currently consists of our shareholders’ equity, debt, contingent capital (our forward sale and share issuance agreement) and third party capital (Blue Ocean minority interest).   Also, as part of our capital management strategy, if we have idle or excess capital, we may reduce debt and/or consider dividends, distributions and common share repurchases to return capital to our stakeholders.

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

Combining Subjective Underwriting Methods With Objective Modeling Tools.   We exploit pricing inefficiencies that may exist in the market from time to time. To achieve this, we disseminate market information to our underwriting teams and facilitate personal contact among our underwriters. Generally, our underwriters use risk modeling tools, both proprietary and third party, together with their market knowledge and judgment, and seek to achieve the highest available price per unit of risk assumed by our portfolio.

Developing and Maintaining a Balanced Portfolio of Insurance and Reinsurance Risks.  We aim to maintain a balanced portfolio of risks, diversified by class, product, geography and marketing source.  We employ risk management techniques to monitor correlation risk and seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes experiencing attractive conditions and avoid those classes suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value, but we may be overweight in certain classes, products and geographies from time-to-time based on market opportunities.

Delivering Customized, Innovative and Timely Insurance and Reinsurance Solutions for Our Clients.  We aim to be a premier provider of global property and casualty reinsurance and insurance products and aim to provide superior customer service. Our objective is to solidify long-term relationships with brokers and clients while developing an industry reputation for innovative and timely quotes for difficult technical risks.

Property and Casualty Insurance and Reinsurance

Property and casualty insurers write insurance policies in exchange for premiums paid by the policyholder.  An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under the contract.  Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property.  Casualty insurance typically covers the financial consequences of losses to a third party that are the direct result of unforeseen accidents.

Property and casualty reinsurers assume, from insurance and reinsurance companies (referred to as ceding companies), all or a portion of the insurance risks that the ceding company has underwritten under one or more insurance policies.  In return, the reinsurer receives a premium for the risks that it assumes from the ceding company.  Reinsurance, however, does not discharge the ceding company from its liabilities to policyholders.  Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks, providing catastrophe protections from larger or multiple losses and assisting in maintaining acceptable capital levels as well as financial and operating ratios.  Reinsurance can also provide a ceding company with additional underwriting capacity permitting it to accept larger risks and or write more business than would be possible without an accompanying increase in its capital or surplus.  Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from ceding companies.  Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

Insurance and reinsurance companies derive substantially all of their revenues from earned premiums, net investment income and net gains and losses from investment securities. Earned premiums represent premiums received from policyholders and ceding companies, which are recognized as revenue over the period of time that coverage is provided (i.e., ratably over the life of the policy).  In insurance and reinsurance operations, “float” arises when premiums are received before losses are paid, an interval that sometimes extends over many years. During that time, the insurer invests the money and earns investment income and may generate investment gains and losses.

Insurance and reinsurance companies incur a significant amount of their total expenses from policyholder and reinsured losses, commonly referred to as “claims”. In settling claims, various loss adjustment expenses (“LAE”) are incurred, such as claim adjusters’ fees and litigation expenses. In addition, insurance and reinsurance companies incur policy acquisition expenses, such as commissions paid to agents and brokers and premium and excise taxes.

A widely-used measure of relative underwriting performance for an insurance or reinsurance company is the combined ratio. Our combined ratio is calculated by adding the ratio of incurred losses and LAE to earned premiums (known as the “loss ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (known as the “expense ratio”), each computed based on our losses and LAE, underwriting expenses and earned premiums, determined in accordance with generally accepted accounting principles in the U.S. (“GAAP combined ratio”).  A GAAP combined ratio under 100% indicates that an insurance or reinsurance company is generating an underwriting profit.  A GAAP combined ratio over 100% indicates that an insurance or reinsurance company is generating an underwriting loss.

Insurance and reinsurance operations generate float which, in turn, generates investment income and investment gains and losses.  As such, insurance and reinsurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when considering investment income and investment gains or losses.  The length of time between receiving premiums and paying out claims, commonly referred to as the  “tail”, affects how profitable float can be.  Long-tail losses, such as product liability, pay out over longer periods of time providing the insurance or reinsurance company the opportunity to generate significant investment earnings from its float.  Short-tail losses, such as fire or physical damage, pay out over shorter periods of time providing the insurance or reinsurance company with little opportunity to generate significant investment earnings from its float.

Our Business Focus

Underwriting and Risk Strategy

Our primary focus is on short-tail property treaty reinsurance, written on both an excess of loss and proportional basis. We also underwrite certain direct insurance and casualty specialty risks.

Prior to 2007, we operated from a single seat of operations in Bermuda. During 2007 we expanded our underwriting platform to include the U.S., the U.K. and Europe.

Across all our locations and classes of business our operating strategy is to write only those risks which we expect will generate an acceptable return on allocated capital while seeking to limit our exposure to the potential loss that may arise from a single or a series of catastrophic events to within acceptable levels.

Coverage, Risk Selection and Exposure

Our insurance and reinsurance underwriting teams work with proprietary risk analytic and exposure databases which have been designed to provide consistent pricing, prudent risk selection and real-time portfolio management.  Our underwriters adhere to guidelines established by senior management, as approved by the Underwriting Committee of our Board of Directors, and seek to: (i) limit the scope of coverage on regular property classes to traditional perils and generally exclude perils or causes of loss that are difficult to measure such as cyber risks, pollution and nuclear, biological and chemical acts of terrorism; (ii) entertain difficult risks such as terrorism but only on a specific basis when the risk is adequately priced and exposures are controlled through limits, terms and conditions; (iii) generally exclude single risk exposures from catastrophe and retrocessional business; and (iv) use risk assessment models to assist in the underwriting process and to quantify our catastrophe aggregate exposures.

Reinsurance Modeling and Pricing

In the case of our reinsurance pricing and underwriting process, we also assess a variety of other factors, including, but not limited to: (i) the reputation of the ceding company and the likelihood of establishing a long-term relationship with them; (ii) the geographical location of the ceding company’s original risks; (iii) the historical loss data of the ceding company and, where available, of the industry as a whole in the relevant regions, in order to compare the ceding company’s historical catastrophe loss experience to industry averages; and (iv) the perceived financial strength of the ceding company.

Historically in the reinsurance market, one lead reinsurer would act as the principal underwriter in terms of negotiating principal policy terms and pricing of reinsurance contracts with a broker.  In the current environment, a consensus of price and terms is produced from a select group of reinsurers which collectively act as the lead underwriter. Our financial strength and the experience and reputation of our underwriters permits us to play an active role in this process.  We believe this provides us with greater access to preferred risks and greater influence in negotiation of policy terms, attachment points and premium rates than many other reinsurers.

We have developed a sophisticated proprietary modeling tool to analyze and manage the reinsurance exposures we assume from cedants, called CATM. This computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM consists of a set of risk assessment tools which estimate the amount of loss and volatility associated with the contracts we assume. CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors. In addition, CATM serves as an important component of our corporate enterprise risk model which we use as a guide in managing our exposure to liability, asset and business risk.

Operating Platforms

Whereas a principal focus of our Bermuda underwriters is to underwrite large U.S. and international catastrophe risks, the goal of our newly established U.K. syndicate underwriting team is to focus primarily on non-catastrophe exposures, remaining within Montpelier Re’s core competency of underwriting short-tailed accounts, but tapping directly into the London and regional European markets through the establishment of a local presence.

Syndicate 5151 aims to underwrite a book of non-marine property and engineering classes, and a limited amount of specialty casualty business, with a view to capturing new business that would not normally find its way to our Bermuda underwriters.  Syndicate 5151’s focus may change from-time-to-time based on market opportunities.

MEAG, our Swiss approved Lloyd’s Coverholder for Syndicate 5151, seeks to produce to the Syndicate and to Montpelier Re catastrophe, risk excess of loss and pro rata business from within Continental Europe and Middle Eastern markets that would not otherwise find its way into either Lloyd’s or Bermuda.

MUI, our U.S. approved Lloyd’s Coverholder for Syndicate 5151, underwrites both reinsurance and insurance business.  Currently MUI’s reinsurance business is produced through three underwriting divisions as follows:

(i)

the Property Treaty division underwrites proportional and low layer excess of loss treaty business, mostly short-tail. MUI’s target market is excess & surplus lines companies and regional and specialty insurance companies. This division looks for clients who have demonstrated ability to profitably underwrite their chosen classes and manage the catastrophe exposure associated with their risks. The Property Treaty division seeks meaningful participations and strives to create and maintain longstanding relationships.

(ii)

the Brokered Property Facultative division underwrites a portfolio of North American property exposures attaching usually in a proportional, primary or low excess of loss position. A large majority of this business is catastrophe driven and we heavily rely on models to price and aggregate this business. Underwriting is centralized, subject to pricing standards and each risk is peer-reviewed prior to quote release.

(iii)

the Direct Property Facultative division is a decentralized, directly produced, large limit, excess of loss, low frequency, high severity underwriting operation. Only a small portion of this business is catastrophe driven. This division relies on strong customer relationships developed through prompt and consistent client response. The Direct Property Facultative division targets large, national carriers writing large property exposures as well as regional and specialty carriers.

MUI’s insurance business targets managing general agents and program business.  MUI’s approach is to identify, develop and manage underwriters who have demonstrated expertise in their specific segments.  Despite the fact that the underwriting of these programs is outsourced, the management and administration of this business is fully retained by MUI.

MUSIC, our newly acquired U.S. excess and surplus lines insurer, writes insurance risks that do not conform to normal underwriting patterns for standard lines.  These risks are written through select general agents and brokers enabling MUSIC to capitalize on the underwriting expertise, and the territorial and product knowledge of the producer.  These risks require specialized treatment with respect to coverage, forms, price and other policy terms.  Generally, MUSIC targets smaller commercial property and casualty risks that are not subject to extreme competitive pressures.  Limited binding authority is granted to general agents for low to medium hazard risks with low severity exposure.  Business with medium to high hazard risks and with low frequency and high severity exposure to loss is written through MUSIC’s underwriters.

Written Premiums

The majority of our insurance and reinsurance business is originated through third party brokers.  Brokers are intermediaries that assist the ceding company in structuring a program to meet their specific reinsurance needs. Once the ceding company has approved the terms of a certain reinsurance program, as quoted by the lead underwriter or a group of reinsurers acting as such, the broker will offer participation to qualified reinsurers until the program is fully subscribed.  We seek to build long-term relationships with our brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized insurance and reinsurance solutions to our clients; and (iii) timely payment of claims.  We target brokers that are capable of supplying detailed and accurate underwriting data and can offer us a diverse book of business.  Brokers receive compensation in the form of commissions based on negotiated percentages of the premium they produce and performing other necessary services.  Broker commissions constitute a significant portion of our total acquisition costs.

The following table sets forth a breakdown of our gross premiums written by broker:

	Year Ended December 31,
($ in millions)	2007		2006		2005

Marsh & McLennan Companies, Inc.	$202.9	31.1%	$234.4	32.2%	$268.4	27.4%
Benfield Group Limited	125.7	19.2	125.9	17.3	175.3	17.9
Willis Group Holdings Limited	96.1	14.7	108.1	14.9	137.0	14.0
Aon Corporation	75.5	11.5	95.2	13.1	168.5	17.2
All other brokers and intermediaries	139.5	21.3	144.2	19.8	149.6	15.3
Gross premiums written through brokers	639.7	97.8	707.8	97.3	898.8	91.8

Gross premiums written otherwise	14.1	2.2	19.7	2.7	79.9	8.2

Total gross premiums written	$653.8	100.0%	$727.5	100.0%	$978.7	100.0%

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers with Marsh & McLennan Companies, Inc., Benfield Group Limited, Willis Group Holdings Limited and Aon Corporation providing a total of 76.5% of our gross premiums written for the year ended December 31, 2007.  As such, we are highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Reinsurance.  The majority of our current book of business is short-tail property reinsurance.  We also write a small amount of long-tail reinsurance, mainly casualty risks.  The majority of the reinsurance products we currently write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedant. Accordingly, we consider the cedant’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.  We also write a small amount of direct insurance and facultative reinsurance contracts where we reinsure individual risks on a case-by-case basis.

Our reinsurance contracts can be written on either an excess of loss or on a quota share basis, also known as proportional or pro-rata basis. In the case of reinsurance written on an excess of loss basis, we generally receive the premium for the risk assumed and indemnify the cedant against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. With quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedant. In both types of contracts, we may provide a ceding commission to the cedant.

Most of our reinsurance contracts provide protection against sudden catastrophic losses, typically related to natural or man-made catastrophes. The terms of our reinsurance contracts vary by contract and by type, whether they are excess of loss or proportional. Some of our contracts exclude coverage for terrorism, nuclear events and natural perils. Generally, we provide coverage under excess of loss contracts on an occurrence basis or on an aggregate basis. Some contracts also provide coverage on a per risk basis as opposed to a per event basis. Most of our excess of loss contracts provide for a reinstatement of coverage following a covered loss event in return for an additional premium. Many contracts contain cancellation provisions which enable the cedant to cancel the contract in certain circumstances. The most common provisions relate to rating agency downgrades of the Company or certain of its subsidiaries.

We manage certain key risks using a combination of CATM, various third party vendor models and underwriting judgment.  Our three-tiered approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect aggregate underwriting and investment risk.  We seek to refine and improve each of these approaches over time based on operational feedback. Underwriting judgment involves important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

Reinsurance premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property specialty and other specialty lines are written throughout the year. Written premiums are generally lowest during the fourth quarter of the year. For pro-rata contracts and excess of loss contracts where no deposit premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Earned premiums do not necessarily follow the written premium pattern as certain premiums written are earned ratably over the contract term, which is ordinarily twelve months, although many pro-rata contracts are written on a risks attaching basis and are generally earned over a 24-month period which is the risk period of the underlying (12 month) policies. Premiums are generally due in installments on an excess of loss basis.

Direct Insurance and Reinsurance.  Historically, our direct insurance business consisted solely of a small book of  short-tail property insurance business written from Bermuda.  Beginning in 2007, through the formation of MUI, Syndicate 5151 and the acquisition of MUSIC, we have expanded our ability to write direct property facultative reinsurance and excess and surplus lines risks. Although our direct insurance represents only a small portion of our current book of business, we expect that these new books of business will gradually become a greater portion of our future business.

Direct property facultative reinsurance involves the selection of individual risks and is characterized by large excess of loss limits and low frequency of losses. We expect to largely underwrite non-catastrophe property business in this manner.  Brokered property facultative reinsurance involves proportional, primary or low excess of loss positions.  We expect to largely underwrite property catastrophe business in this manner.

Excess and surplus lines insurance arises from a segment of the insurance market that allows customers to buy property and casualty insurance through the non-admitted market. It grew out of the need for insurance coverage which  standard carriers (or admitted carriers) elect not to cover for a variety of reasons. The excess and surplus lines market is not subject to the strict pricing and form regulations applicable to the admitted insurance market, allowing us to tailor insurance contracts for our customers.

Reinsurance Protection

In the normal course of our business, we purchase reinsurance from third parties in order to manage our exposures.  All of our reinsurance purchases to date have represented prospective cover; meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that we have already incurred but have not yet paid. The majority of our reinsurance contracts are excess of loss contracts covering one or more lines of business. To a lesser extent, we have also purchased quota share reinsurance with respect to specific lines of our business. We also purchase industry loss warranty policies which provide us with coverage for certain losses we incur provided they are triggered by events exceeding a specified industry loss size. In addition, for certain pro-rata contracts that we enter into, the associated direct insurance contracts carry underlying reinsurance protection from third party reinsurers, known as inuring reinsurance, which we net against our gross premiums written.

We remain liable for losses we incur to the extent that any third-party reinsurer or other obligor fails to meet our obligations and, with respect to certain contracts that carry underlying reinsurance protection, we remain liable in the event that the ceding companies are unable to collect amounts due from underlying third party reinsurers.

We generally require our reinsurers to be rated A- (Excellent) or better by A.M. Best at the time the policy is written. We consider reinsurers that are not rated A- or better by A.M. Best on a case-by-case basis, often requiring collateral up to policy limits, net of any premiums owed.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

Claims Management

Our claims personnel administer claims arising from our insurance and reinsurance contracts, including validating and monitoring claims, posting case reserves and approving payment of claims. Authority for establishing reserves and payment of claims is based upon the level and experience of claims personnel.

Our reinsurance claim specialists work closely with our brokers to obtain specific claims information from ceding companies.  In addition, when necessary, we perform on-site claims reviews of the claims handling abilities and reserving techniques of ceding companies.  The results of such claims reviews are shared with our underwriters and actuaries to assist them in pricing products and establishing loss reserves.

As a reinsurer, we recognize that fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to our clients and enhances our reputation.

Loss and LAE Reserves

Our loss and LAE reserves are estimates of the future amounts needed to pay claims and related expenses for insured events that have occurred.  We utilize a reserving methodology that calculates a point estimate for our ultimate losses. Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles. The Audit Committee of our Board of Directors also reviews our quarterly and annual reserve analyses.

Our loss and LAE reserves include both a component for outstanding case reserves for claims which have been reported and a component for incurred but not reported losses (“IBNR”). Our case reserve estimates are initially set on the basis of loss reports received from third parties. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies.

Loss reserve calculations for insurance and reinsurance companies are not precise in that they must deal with the inherent uncertainty of future contingent events. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as demand surge and inflation.

We believe that our loss and LAE reserves are sufficient to cover losses that fall within our assumed coverages. However, there can be no assurance that actual losses will not exceed our total established reserves. Our loss and LAE reserve estimates and our methodology of estimating such reserves are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

OPERATING SEGMENTS

We currently operate through two operating segments, our Rated Reinsurance and Insurance Business and our Collateralized Property Catastrophe Retrocessional Business.

Our Rated Reinsurance and Insurance Business segment, which consists of the operations of the Company and its wholly-owned subsidiaries (including our insurance and reinsurance operating subsidiaries Montpelier Re, Syndicate 5151 and MUSIC), relies on its financial strength ratings to provide assurance to customers that we will be able to honor our insurance and reinsurance obligations.  During the years ended December 31, 2007, 2006 and 2005, our Rated Reinsurance and Insurance Business wrote 93.5%, 87.0% and 100.0% of our total gross premiums, respectively, and earned 88.9%, 87.5% and 100.0% of our total net premiums, respectively.

Within our Rated Reinsurance and Insurance Business reporting segment we write the following three lines of business:

•                Our Property Catastrophe lines principally include “all risk” protections against losses from earthquakes and hurricanes, as well as other natural or man-made catastrophes such as floods, tornados, fires and storms. Our Property Catastrophe lines also include Property Catastrophe retrocessional contracts, which are catastrophe reinsurance protections of other reinsurers, also called retrocedants. However, from January 2006 through June 2007, a substantial amount of our Property Catastrophe retrocessional business was written within our Collateralized Property Catastrophe Retrocessional Business segment.

•                Our Property Specialty lines include risk excess of loss, property pro-rata and direct insurance and facultative reinsurance.

•                Other Specialty lines include aviation, marine, personal accident catastrophe, workers compensation catastrophe, terrorism, other casualty and other reinsurance business.

Previously, we provided whole account quota share reinsurance, or Qualifying Quota Share reinsurance, to three Lloyd’s syndicates for the 2002 and 2003 underwriting years. All of these agreements were commuted in 2005 and 2006.

Our Collateralized Property Catastrophe Retrocessional Business, which consists solely of the operations of Blue Ocean, does not operate with a financial strength rating and, instead, collateralizes its reinsurance obligations to provide assurance to customers that Blue Ocean Re will be able to honor its reinsurance obligations.  Blue Ocean was formed in the fourth quarter of 2005 and began writing Property Catastrophe retrocessional business effective January 1, 2006.  During the years ended December 31, 2007 and 2006, our Collateralized Property Catastrophe Retrocessional Business wrote 6.5% and 13.0% of our total gross premiums, respectively, and earned 11.1% and 12.5% of our total net premiums, respectively.

During 2007, Blue Ocean began returning capital to its shareholders. Blue Ocean Re did not bind any new reinsurance contracts during the second half of 2007 and is not currently expected to write any new business during 2008.  As of December 31, 2007, Blue Ocean Re had a remaining unearned premium reserve of $3.0 million.

During 2008, we expect to revise our reportable operating segments as the insurance and reinsurance initiatives we have undertaken in 2007 gain significance.

Rated Reinsurance and Insurance Business

Lines of Business

We write the following lines of business within our Rated Reinsurance and Insurance segment:

Property Catastrophe

Our Property Catastrophe reinsurance contracts are typically “all risk” in nature, providing protection to the ceding company against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornados, fires and storms. The predominant exposures covered by these contracts are losses stemming from property damage and business interruption coverage resulting from a covered peril.

Our Property Catastrophe reinsurance contracts are generally written on an excess of loss basis, which provides coverage to the ceding company when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most of our Property Catastrophe contracts provide the ceding company with the opportunity for reinstatement of coverage upon the receipt of a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm only coverage.

We write retrocessional coverage contracts, which provide reinsurance protection to retrocedants. Retrocessional coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk is typically less precise than the information received directly from primary companies. Exposures from retrocessional business can also change within a contract term as the underwriters of a retrocedant may alter their book of business after retrocessional coverage has been bound.  From January 1, 2006 through June 30, 2007, a significant portion our Property Catastrophe retrocessional business was written within our Collateralized Property Catastrophe Retrocessional Business segment.

Property Specialty

We write Property Specialty insurance and reinsurance contracts that cover risk excess of loss, property pro-rata and direct insurance and facultative reinsurance. Risk excess of loss reinsurance protects the ceding company on its primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Such property risk coverages are written on an excess of loss basis, which provide the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract.

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

Other Specialty

We write Other Specialty risks such as aviation liability, aviation war, marine, personal accident catastrophe, worker’s compensation, terrorism, casualty and specialty reinsurance business. Aviation contracts are primarily written on a retrocessional excess of loss basis. We write stand-alone terrorism coverage on a direct basis and  through reinsurance treaties.  Beginning in 2006, we significantly reduced our catastrophe-exposed offshore marine class of business.

Coverage for worker’s compensation and personal accident catastrophe contracts are generally written to respond to losses in which a minimum of two insured persons are involved in the same event. However, we tend to attach at the upper layers of reinsurance programs where significantly more insured persons would need to be involved in the same event. We therefore regard our worker’s compensation and personal accident classes as catastrophe exposed and relatively short-tail in nature.

Our casualty portfolio of risks focuses on selected classes, with an emphasis on medical malpractice and casualty clash excess of loss reinsurance business. Although we do write excess hospital treaty reinsurance, our medical malpractice book is biased towards excess physicians’ treaty reinsurance, generally single state insurers. In addition, we write a limited amount of auto liability coverage and errors and omissions business, on an excess of loss basis, and two quota share treaties covering auto liability and commercial general liability for municipalities in the U.S.  Although we do write casualty clash excess of loss business when conditions are favorable, we do not have any casualty clash business within our current in-force book.

We have written a number of insurance and reinsurance contracts providing coverage for losses arising from acts of terrorism. Most of these contracts exclude coverage protecting against nuclear, biological or chemical attacks.  Losses arising from acts of terrorism are typically covered on a limited basis, for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others or where an act of terrorism does not meet the definition of “act of terrorism” set forth in the Terrorism Risk Insurance Act of 2002 (“TRIA”). TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. TRIA established a federal assistance program to help insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism losses and regulates the terms of insurance relating to terrorism coverage. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted which extended the program’s expiration from December 31, 2007 to December 31, 2014.  In addition, TRIPRA eliminated the distinction between domestic and foreign acts of terrorism and retained the insurer deductible level of 20% of direct earned premium for insured losses.

We write specialty reinsurance on an opportunistic basis. We target short-tail lines of business, often with low frequency, high severity profiles similar to catastrophe business. We also seek to manage the correlations of this business with property catastrophe through the use of CATM.

The following table sets forth a breakdown of our gross premiums written by line of business within our Rated Reinsurance and Insurance segment:

	Year Ended December 31,
($ in millions)	2007		2006		2005
Property Catastrophe	$350.2	57.3%	$301.9	47.7%	$420.3	42.9%
Property Specialty	142.5	23.3	206.8	32.7	357.9	36.6
Other Specialty	118.3	19.4	124.3	19.6	200.4	20.5
Qualifying Quota Share	—	—	(0.3)	—	0.1	—
Total Rated Reinsurance and Insurance segment	$611.0	100.0%	$632.7	100.0%	$978.7	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured within our Rated Reinsurance and Insurance segment:

	Year Ended December 31,
($ in millions)	2007		2006		2005
U.S. and Canada	$319.8	52.3%	$373.9	59.0%	$460.4	47.0%
Worldwide (1)	112.9	18.5	126.4	20.0	332.4	34.0
Western Europe, excluding the U.K. and Ireland	51.6	8.4	25.6	4.0	28.1	2.9
U.K. and Ireland	34.2	5.6	11.9	1.9	50.8	5.2
Worldwide, excluding U.S. and Canada (2)	32.2	5.3	25.7	4.1	43.8	4.5
Japan	25.0	4.1	30.1	4.8	37.3	3.8
Other	35.3	5.8	39.1	6.2	25.9	2.6
Total Rated Reinsurance and Insurance segment	$611.0	100.0%	$632.7	100.0%	$978.7	100.0%

(1)    “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)    “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

Ratings

Reinsurance contracts do not discharge ceding companies from obligations to their policyholders.  Therefore, ceding companies often require their reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  Montpelier Re, Syndicate 5151 and MUSIC each maintain financial strength ratings, as discussed below, from one or more rating agencies, including A.M. Best, Standard & Poor’s, Moody’s Investor Services and Fitch Ratings Ltd.

The financial strength ratings of our rated insurance and reinsurance businesses stated below are not evaluations directed to the investment community with regard to our common shares or debt securities or a recommendation to buy, sell or hold such securities. Our financial strength ratings may be revised or revoked at the sole discretion of the independent rating agencies.

Montpelier Re

Montpelier Re is currently rated “A-” by A.M. Best (Excellent, with a stable outlook), “A-” by Standard & Poor’s (Strong, with a negative outlook), “Baa1” by Moody’s Investors Services (Adequate, with a stable outlook) and “A-” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A-” is the fourth highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings, “Baa1” is the eighth highest of twenty-one Moody’s Investors Services financial strength ratings and “A-” is the seventh highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

Montpelier Re’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by these independent rating agencies. In the event that Montpelier Re is downgraded below A- by Standard & Poor’s or A.M. Best, we believe our ability to write business through Montpelier Re would be adversely affected. In the normal course of business, we evaluate Montpelier Re’s capital needs to support the volume of business it writes in order to maintain its claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance Montpelier Re’s existing ratings.

A downgrade of Montpelier Re’s A.M. Best financial strength rating below B++ would constitute an event of default under our letter of credit and revolving credit facility with Bank of America, N.A. and our Lloyd’s standby letter of credit facility with The Royal Bank of Scotland and a downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with us. Either of these events could reduce our financial flexibility.

Syndicate 5151

Syndicate 5151, as is the case with all Lloyd’s syndicates, benefits from Lloyd’s central resources, including the Lloyd’s brand, its network of global licences and the Lloyd’s Central Fund. The Lloyd’s Central Fund is available at the discretion of the Council of Lloyd’s to meet any valid claim that cannot be met by the resources of any member. As all Lloyd’s policies are ultimately backed by this common security, the Lloyd’s single market rating can be applied to all syndicates, including Syndicate 5151.  Lloyd’s is currently rated “A’ by A.M. Best (Excellent, with a stable outlook), “A+” by Standard & Poor’s  (Strong, with a stable outlook) and “A+” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A+” is the fifth highest of twenty-one Standard & Poor’s financial strength ratings and “A+” is the fifth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

Since its inception, Syndicate 5151 has ceded 70% of its business to Montpelier Re.

MUSIC

MUSIC is currently rated “A-” by A.M. Best (Excellent, with a stable outlook).  Since its inception, MUSIC has ceded 75% of its business to Montpelier Re.  In the event that Montpelier Re is downgraded below A- by A.M. Best, our ability to write business through MUSIC could be adversely affected.

Loss and LAE Reserve Development

We establish loss and LAE reserves which consist of estimates of future amounts needed to pay claims and related expenses for insured events that have occurred.  The process of estimating reserves involves a considerable degree of judgment and, as of any given date, is inherently uncertain.  See “Summary of Critical Accounting Estimates” contained in Item 7 herein for a full discussion regarding our loss and LAE reserving process.  We do not discount any of our loss and LAE reserves.

The following information presents (i) the loss and LAE reserve development of our Rated Reinsurance and Insurance segment over the preceding seven years (the “Loss Table”) and (ii) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), each as prescribed by Securities Act Industry Guide No. 6.

As previously mentioned, the Loss Table  represents the development of our loss and LAE reserves for 2001 (the date of our inception) through December 31, 2007. This table does not present accident or policy year development data. The top line of the table shows the gross loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year.

The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The ‘‘cumulative redundancy (deficiency) on net reserves’’ represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the third line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

The Loss Table does not reflect any loss development relating to MUSIC for periods prior to the date we acquired the company. We acquired MUSIC, a shell company with no employees or in force premium, on November 1, 2007  (the “MUSIC Acquisition”) solely for the purpose of obtaining its multi-state insurance licenses and its excess and surplus lines authorizations. See “Acquired Loss Reserves - MUSIC” contained in Item 1 herein.

	Rated Reinsurance and Insurance Segment
	Loss and LAE
	Years Ended December 31,
($ in millions)	2001	2002	2003	2004	2005	2006	2007
ENDING UNPAID LOSS AND LAE RESERVES:

Gross balance	$—	$146.0	$249.8	$549.5	$1,781.9	$1,089.2	$860.7

Less: reinsurance recoverables on unpaid losses	—	(16.7)	(7.7)	(94.7)	(305.7)	(197.3)	(152.5)
Net balance	$—	$129.3	$242.1	$454.8	$1,476.2	$891.9	$708.2
CUMULATIVE NET PAID LOSS AND LAE RESERVES:

1 year later	$—	$23.2	$41.3	$214.2	$716.1	$335.2	$—
2 years later	—	35.9	87.3	309.7	1,026.5
3 years later	—	52.5	109.1	325.2
4 years later	—	53.7	114.1
5 years later	—	56.2
RE-ESTIMATED UNPAID LOSS AND LAE RESERVES:

1 year later	$—	$71.9	$144.5	$437.7	$1,452.4	$855.5	$—
2 years later	—	61.6	131.8	407.8	1,447.7
3 years later	—	61.5	130.7	400.3
4 years later	—	59.2	129.4
5 years later	—	59.2
CUMULATIVE NET REDUNDANCY	$—	$70.1	$112.7	$54.5	$28.5	$36.4	$—
RECONCILIATION OF NET LIABILITY RE-ESTIMATED AS OF THE END OF THE LATEST RE-ESTIMATION PERIOD:

Gross re-estimated liability	$—	$61.8	$135.4	$530.7	$1,769.6	$1,044.3	$—
Less: re-estimated reinsurance recoverable	—	(2.6)	(6.0)	(130.4)	(321.9)	(188.8)	—
Net re-estimated liability	$—	$59.2	$129.4	$400.3	$1,447.7	$855.5	$—
CUMULATIVE GROSS REDUNDANCY	$—	$84.2	$114.4	$18.8	$12.3	$44.9	$—

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Summary of Critical Accounting Estimates”, each contained herein in Item 7 herein, for an analysis of our aggregate loss and LAE reserves for each of the latest three years, including a discussion of our loss reserve development experienced during those periods.

The following table reconciles our loss and LAE reserves determined on a statutory basis to our loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2007	2006	2005
Statutory (net) loss and LAE reserves	$708.2	$891.9	$1,476.2
Reinsurance recoverable on unpaid losses and LAE (1)	152.5	197.3	305.7
GAAP loss and LAE reserves	$860.7	$1,089.2	$1,781.9

(1)        Represents adjustments made to add-back reinsurance recoverables included with the presentation of reserves under Statutory accounting.

Acquired Loss Reserves - MUSIC

Prior to the MUSIC Acquisition, MUSIC wrote general liability, commercial auto liability, specialty and umbrella lines of business. From 2003 to 2007 MUSIC did not write any new business and entered into run-off.  As of the date of the MUSIC Acquisition, MUSIC had gross loss and LAE reserves of $20.2 million and had both third party and GAINSCO reinsurance recoverables totaling $20.2 million.  The gross loss and LAE reserves we acquired are subject to various protective arrangements that we entered into with the MUSIC Acquisition. These protective arrangements were established specifically for the purpose of minimizing our exposure to the past business underwritten by MUSIC and any adverse developments to MUSIC’s loss reserves as they existed at the time of the acquisition.

As of December 31, 2007, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $16.7 million (the “Acquired Reserves”). In support of the Acquired Reserves, at December 31, 2007, MUSIC held a trust deposit maintained by GAINSCO (which totaled $11.6 million) and reinsurance recoverable from third party reinsurers rated A- or better in a combined amount exceeding $16.7 million.  In addition, MUSIC has received a full indemnification from GAINSCO covering any adverse development from its past business. To the extent that future adverse developments to MUSIC’s loss reserves relating to business underwritten prior to the MUSIC Acquisition were to exceed the various protective arrangements described above and GAINSCO were unable to honor its Buyer’s Indemnification, these liabilities would become our responsibility.

Collateralized Property Catastrophe Retrocessional Business

Blue Ocean Re began writing business as of January 1, 2006 and was formed specifically to capitalize on the significant rate increases experienced for property retrocessional coverages following the severe 2005 catastrophe season in a capital efficient manner.

Retrocessional coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts typically carry a higher degree of volatility than reinsurance contracts as they protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk is typically less precise than the information received directly from primary companies. Exposures from retrocessional business can also change within a contract term as the underwriters of a retrocedant may alter their book of business after retrocessional coverage has been bound.

From January 1, 2006 to June 30, 2007, a significant proportion of our property retrocessional business was written through Blue Ocean Re.  During the years ended December 31, 2007 and 2006, Blue Ocean Re wrote $42.8 million and $94.8 million of premiums. Blue Ocean Re did not bind any new reinsurance contracts during the second half of 2007and is not currently expected to write any new business during 2008.  During 2007, Blue Ocean began returning capital to its shareholders.

As of December 31, 2007 and 2006, we owned 42.2% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s outstanding preferred shares. Blue Ocean is considered a “variable interest entity” as defined under FIN 46R and is currently consolidated into our financial statements.

Gross Premiums Written by Geographic Area of Risks Insured

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured within our Collateralized Property Catastrophe Retrocessional segment:

	Year Ended December 31,
($ in millions)	2007		2006
Worldwide (1)	$20.6	48.2%	$49.7	52.4%
U.S. and Canada	18.7	43.7	25.2	26.6
Caribbean	1.9	4.4	11.9	12.6
Worldwide, excluding U.S. and Canada (2)	1.6	3.7	8.0	8.4
Total Rated and Reinsurance and Insurance segment	$42.8	100.0%	$94.8	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Collateralized Trust Agreements

Blue Ocean Re does not operate with a financial strength rating and, instead, collateralizes its reinsurance obligations through trust funds established for the benefit of ceding companies.  As of December 31, 2007 and 2006, Blue Ocean Re held restricted assets in trust consisting of cash and cash equivalents of $35.5 million and $35.5 million, respectively, and fixed maturity investments of $153.7 million and $335.6 million, respectively.

Loss and LAE Reserve Development

During the years ended December 31, 2007 and 2006, Blue Ocean Re did not incur any losses and has not established any loss and LAE reserves.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for further information concerning our operating segments.

INVESTMENTS, CASH AND CASH EQUIVALENTS

Investments

Our investment portfolio is managed by a handful of investment advisors and is structured to support our need for: (i) maximizing our risk-adjusted total return; (ii) adequate liquidity, (iii) financial strength and stability and (iv) regulatory and legal compliance. Our Finance and Risk Committee (the “Finance Committee”) establishes investment guidelines and monitors our investment activities. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. Our investment advisors have the flexibility to invest our assets as they see fit provided that they comply with such objectives and guidelines.  The Finance Committee regularly monitors the overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports the overall investment results to the Board of Directors. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They also include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.

The current components of our investment portfolio are as follows:

Fixed Maturities.  As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities of a short average duration to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities.  As of December 31, 2007, our cash equivalents and fixed maturities had an average credit quality of AA+ and an average duration of 1.5 years.  As of December 31, 2007, our fixed maturities comprised 87.4% of our total investment portfolio.

Equity Securities.  Over longer time horizons, we believe that modest investments in equity securities will enhance our investment returns without significantly raising the risk profile of the investment portfolio. Our equity investment strategy is to maximize our risk-adjusted total return through investments in a variety of equity and equity-related instruments with a focus on value investing and the preservation of capital.  As of December 31, 2007, equity securities comprised 9.3% of our total investment portfolio.

Other Investments.  Our other investments currently consist of investments in private placements, limited partnership interests and derivative contracts. As of December 31, 2007, other investments comprised 3.3% of our total investment portfolio and, at December 31, 2007, we had unfunded commitments to invest $39.0 million into three separate private investment funds.

During 2007, we began to modestly increase our exposure to equity securities and other investments in order to increase expected returns. We expect to continue this trend in future periods.

As of January 1, 2007, we adopted Statement of Financial Accounting Standard (“FAS”) 157 entitled “Fair Value Measurements” and FAS 159  entitled “The Fair Value Option for Financial Assets and Financial Liabilities.”   As a result,  substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized gains (losses) in our statement of operations. Prior to the adoption of FAS 157 and FAS 159, our available for sale investments were carried at fair value with changes in fair value being reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

Cash and Cash Equivalents

Our cash and cash equivalents consist of cash and fixed income securities with maturities of less than three months from the date of purchase.  We maintain a modest amount of cash and cash equivalents at all times in order to be in a position to pay losses that arise on short notice, pay our operating expenses and unfunded obligations and meet other commitments and contingencies.  As of December 31, 2007, we held $279.3 million in cash and restricted cash and had $209.4 million of cash equivalents.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for further information concerning our investment portfolio, our investment results and our liquidity and capital resources.

COMPETITION

We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, many of which have greater financial, marketing and management resources than we do. We consider our primary competitors to include: Ariel Reinsurance Ltd., Flagstone Reinsurance Holdings Ltd., IPC Holdings, Ltd., Lancashire Insurance Group, various Lloyd’s of London syndicates, RenaissanceRe Holdings Ltd. and Validus Holdings, Ltd.  Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis. We also compete with various capital market participants who offer or access insurance and reinsurance business in securitized form or through special purpose entities or derivative transactions. We also compete with government-sponsored insurers and reinsurers.

Competition in the types of business that we underwrite is based on many factors, including: (i) premiums charged and other terms and conditions offered; (ii) services provided; (iii) financial ratings assigned by independent rating agencies; (iv) speed of claims payment; (v) reputation; (vi) perceived financial strength; and (vii) the experience of the underwriter in the line of insurance or reinsurance to be written.

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

REGULATION

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another; with reinsurers generally subject to less direct regulation than primary insurers. Montpelier Re and Blue Ocean Re are regulated by the Bermuda Monetary Authority (the “BMA”), MEAG is regulated by the Swiss Federal Office of Private Insurance, Syndicate 5151, MEAG, MUI and MMSL are regulated by the U.K. Financial Services Authority (the “FSA”) and the Council of Lloyd’s and MUSIC is regulated by individual U.S. state insurance commissioners.

Bermuda Regulation

Registration. The Insurance Act 1978, as amended, and related regulations (the ‘‘Insurance Act’’) regulates the business of Montpelier Re and Blue Ocean Re and provides that no person may carry on an insurance or reinsurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. As holding companies, the Company and Blue Ocean are not subject to Bermuda insurance law and regulations. Montpelier Re  is registered as a Class 4 insurer and Blue Ocean Re is registered as a Class 3 insurer under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant’s registration, the BMA may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the BMA.

The Insurance Act imposes on Bermuda insurance companies certain solvency and liquidity standards and auditing and reporting requirements. The Insurance Act also grants the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Cancellation of Insurer’s Registration.  An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Independent Approved Auditor.  Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which in the case of a Class 3 or Class 4 insurer, are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within fourteen days, if not agreed sooner by the insurer and the auditor. The approved auditor may be the same person or firm which audits the insurer’s financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist.  Each Class 3 and Class 4 insurer is required to submit an annual loss reserve opinion on the adequacy of the loss and loss expense provisions reflected in its Statutory Financial Statements and Statutory Financial Return and other matters required by the BMA when filing the Annual Statutory Financial Return. This opinion must be issued by the insurer’s approved Loss Reserve Specialist. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Statutory Financial Statements.  An insurer must prepare Annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda, as amended (the ‘‘Companies Act’’), which financial statements may be prepared in accordance with GAAP. The insurer is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the BMA.

Minimum Solvency Margin.  The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of registration of the insurer under the Insurance Act and the insurer’s net premiums written and loss reserve level. The minimum solvency margin for a Class 4 insurer with respect to its general business is the greatest of $100.0 million, 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) and 15% of loss and loss expense provisions and other insurance reserves. The minimum solvency margin for a Class 3 insurer with respect to its general business is the greater of $1.0 million or 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6.0 million.

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets as not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, and reinsurance balances receivable.

There are certain categories of assets, which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Restrictions on Dividends and Distributions.  The Insurance Act mandates certain actions and filings with the BMA if a Class 3 insurer or a Class 4 insurer fails to meet and/or maintain the required minimum solvency margin or minimum liquidity ratio (the “Relevant Margins”). Both Class 3 insurers and Class 4 insurers are prohibited from declaring or paying any dividends or distributions in breach of the Relevant Margins or if the declaration or payment of such dividend or distribution would cause the insurer to fail to meet the Relevant Margins. If an insurer fails to meet its Relevant Margins on the last day of any financial year, it is prohibited from declaring or paying any dividends or distributions during the next financial year without the approval of the BMA. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends or distributions of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends or distributions) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 3 insurers and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of their total statutory capital as set forth in their previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act which apply to all Bermuda companies.

Annual Statutory Financial Return.  Class 3 and Class 4 insurers are required to file with the BMA a Statutory Financial Return no later than four months after the insurer’s financial year end (unless specifically extended). The Statutory Financial Return includes, among other Items, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist in respect of the loss and loss expense provisions and, only in the case of Class 4 insurers, certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer, who are required to state whether the minimum solvency margin and, in the case of the solvency certificate, the minimum liquidity ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to it, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. Moreover, the BMA has the power to appoint professional persons to prepare reports about registered insurers, such as Montpelier Re and Blue Ocean Re.  If it appears to the BMA to be desirable in the interests of policyholders, the BMA may also exercise these powers in relation to subsidiaries, parents and other affiliates of registered insurers.

An inspector may examine under oath any past or present officer, employee or insurance manager of the insurer under investigation in relation to its business and apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation. It will be the duty of any insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer, to produce to the inspector on request all books, records and documents relating to the insurer under investigation which are in its or his custody or control and otherwise to give to the inspector all assistance in connection with the investigation which it or he is reasonably able to give.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions of its registration under the Insurance Act, the BMA may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize or not to realize certain investments; to maintain in, or transfer to the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income and to remove a controller or officer.

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA has also been granted powers, under both the Companies Act and the Insurance Act, to assist other regulatory authorities, including foreign regulatory authorities which have requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The BMA’s powers include requiring an insurer (or certain other persons) to furnish information, to produce documents, to attend and answer questions and to give assistance in connection with inquiries. The BMA must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The BMA must consider, among other things, whether it is in the public interest to give the information sought.  The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Montpelier Re is at the Company’s principal executive offices in Bermuda and its principal representative is Anthony Taylor, its Chief Executive Officer.  For purposes of the Insurance Act, the principal office of Blue Ocean Re is at Clarendon House 2 Church Street, Hamilton HM 12, Bermuda and its principal representative is Lal Gunawardene, a director of Blue Ocean Re.  Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless fourteen days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, having formed the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe that a reportable event has occurred, to orally notify the BMA immediately and, within fourteen days of the relevant view having been formed, to make a report in writing to the BMA setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin, a liquidity ratio or other ratio.

Certain Other Bermuda Law Considerations.  As ‘‘exempted companies,’’ the Company, Blue Ocean and their Bermuda subsidiaries are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, as exempted companies, the Company, Blue Ocean and their Bermuda subsidiaries may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without required authorization, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Insurance Supervisor, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or, (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Insurance Supervisor. Generally it is not permitted without a special license granted by the Insurance Supervisor to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

The Company, Blue Ocean and their Bermuda subsidiaries must comply with the provisions of the Companies Act regulating the payment of dividends or distributions and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

U.K. Regulation

We participate in the Lloyd’s market through Syndicate 5151. Syndicate 5151’s operations are subject to regulation by the U.K. Financial Services Authority (the ‘‘FSA’’) and the Council of Lloyd’s. The FSA is responsible under the Financial Services and Markets Act 2000 for regulating U.K. insurers. It regulates the Society of Lloyd’s as well as individual Lloyd’s managing agents. The Council of Lloyd’s regulates Lloyd’s members and Lloyd’s managing agents.

MCL is the sole corporate member of Lloyd’s and as such, it provides 100% of the stamp capacity of Syndicate 5151.  Stamp capacity for 2007 was £47 million, but is planned to increase to £143 million in 2008, subject to market conditions.  Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s.

As a corporate member of Lloyd’s, MCL is bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These govern MCL’s participation in Syndicate 5151 and (among other matters) prescribe its membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it provides to Lloyd’s in support of its underwriting.

The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates. In addition, the FSA monitors Lloyd’s rules to ensure these are adequate to allow the Society of Lloyd’s to meet its own regulatory obligations to the FSA.

Syndicate 5151 is managed by Spectrum Syndicate Management Limited, a third party Lloyd’s managing agent based in London.  Under the FSA’s regulatory regime, managing agents are required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions and calculate the level of capital required to support the underwriting of the syndicates that they manage. They are also required to conduct their business according to eleven core regulatory principles, to which all firms regulated by the FSA are subject. The FSA and the Council of Lloyd’s have entered into an agreement by which the Council of Lloyd’s undertakes primary supervision of managing agents in relation to certain aspects of the FSA’s regulatory regime. This arrangement is intended to minimize duplication of supervision.

Each member of Lloyd’s is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s to support its participation on Lloyd’s syndicates. These assets are known as members’ ‘‘Funds at Lloyd’s’’. Members’ Funds at Lloyd’s requirements are calculated according to a minimum capital resources requirement, which is assessed at the syndicate level by Lloyd’s and at the level of the Lloyd’s market as a whole by the FSA. This requirement is similar in effect to a required solvency margin.

At the syndicate level, managing agents are required to calculate the capital resource requirements of the members of each syndicate they manage. They do this by carrying out a syndicate Individual Capital Assessment (‘‘ICA’’) according to detailed rules prescribed by the FSA. The ICA process evaluates the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assesses the amount of capital that syndicate members should hold against those risks. Lloyd’s reviews each syndicate’s ICA annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift to the capital requirement figure produced by the ICA, the uplift is expected to be 35% on average across the Lloyd’s market. This uplifted figure is known as a syndicate’s Economic Capital Assessment (‘‘ECA’’). Lloyd’s uses the ECA to calculate each syndicate member’s Funds at Lloyd’s requirement.

At a Lloyd’s market level, Lloyd’s is required to demonstrate to the FSA that each member’s capital resources requirement is met by that member’s available capital resources, which for this purpose comprises its Funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund. In this way the FSA monitors the solvency of the Lloyd’s market as a whole.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, vary the amount of a member’s Funds at Lloyd’s requirement (or alter the ways in which those funds may be invested). The exercise of any of these powers may reduce the amount of premium which a member is allowed to accept for its account in an underwriting year and/or increase a member’s costs of doing business at Lloyd’s. As a consequence, the member’s ability to achieve an anticipated return on capital during that year may be compromised.

Each syndicate is required to submit a business plan to Lloyd’s on an annual basis, which is subject to the review and approval of the Lloyd’s Franchise Board. The Lloyd’s Franchise Board is the managing agents’ principal interface with the Council of Lloyd’s. The main goal of the Franchise Board is to seek to create and maintain a commercial environment at Lloyd’s in which underwriting risk is prudently managed while providing maximum long term returns to capital providers.

Lloyd’s syndicates are treated as ‘‘annual ventures’’ and members’ participation on syndicates may change from underwriting year to underwriting year. Ordinarily, a syndicate will accept business over the course of one calendar year (an underwriting year of account), which will remain open for a further two calendar years before being closed by means of ‘‘reinsurance to close’’. An underwriting year may be reinsured to close by the next underwriting year of the same syndicate or by an underwriting year of a different syndicate. Lloyd’s moved to annual accounting on January 1, 2005. Previously, the market operated according to a three-year accounting cycle, so that members were not able to take profits made in an underwriting year until it had been reinsured to close, usually at the end of three years. Now, provided that certain solvency requirements are met, underwriting profits may effectively be taken in part before the year has been reinsured to close. Once an underwriting year has been reinsured to close, Lloyd’s will release the members’ Funds at Lloyd’s provided that these are not required to support the members’ other underwriting years or to meet a loss made on the closed underwriting year. If reinsurance to close cannot be obtained at the end of an underwriting year’s third open year (either at all, or on terms that the managing agent considers to be acceptable on behalf of the members participating on that underwriting year), then the managing agent of the syndicate must determine that the underwriting year will remain open. If the managing agent determines to keep the underwriting year open, then the syndicate will be considered to be in run-off, and the Funds at Lloyd’s of the participating members will continue to be held by Lloyd’s to support their continuing liabilities unless the members can show that their Funds at Lloyd’s are in excess of the amount required to be held in respect of their liabilities in relation to that year.

The reinsurance to close of an underwriting year does not discharge participating members from the insurance liabilities they incurred during that year. Rather, it provides them with a full indemnity from the members participating in the reinsuring underwriting year in respect of those liabilities. Therefore, even after all the underwriting years in which a member has participated have been reinsured to close, the member is required to stay in existence and to remain a non-underwriting member of Lloyd’s. Accordingly, although Lloyd’s will release members’ Funds at Lloyd’s, there nevertheless continues to be an administrative and financial burden for corporate members between the time of the reinsurance to close of the underwriting years on which they participated and the time that their insurance obligations are entirely extinguished. This includes the completion of financial accounts in accordance with the Companies Act 1985 and the submission of an annual compliance declaration to Lloyd’s.

Underwriting losses incurred by a syndicate during an underwriting year must be paid according to the links in the Lloyd’s chain of security. Claims must be funded first from the members’ premiums trust fund (which is held under the control of the syndicate managing agent), second from a cash call made to the corporate name and third from members’ Funds at Lloyd’s. In the event that any member is unable to pay its debts owed to policyholders from these assets, such debts may, at the discretion of the Council of Lloyd’s, be paid by the Lloyd’s Central Fund.

The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s underwriting capacity (1% with respect to 2007, 2% with respect to 2008).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary.

Lloyd’s also makes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of underwriting capacity with respect to 2007, 0.5% of written premiums with respect to 2008) and an overseas business charge, levied as a percentage of gross international premiums (that is premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.

Lloyd’s supervises Coverholders such as MEAG and MUI as part of its statutory role in managing and supervising the Lloyd’s market. This supervision is carried out through the approval process and then through Lloyd’s ongoing supervision of all approved Coverholders.

Lloyd’s also supervises Coverholders since, in many jurisdictions, Lloyd’s is authorized to operate as a single entity, with a single collective license. Local regulators may require Lloyd’s to demonstrate that it has control over, and responsibility for, the business carried out under the terms of Lloyd’s authorization in that jurisdiction.

Nonetheless, the primary responsibility to supervise Coverholders and binding authorities on a day-to-day basis rests with Lloyd’s managing agents, which in our case is Spectrum.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in 37 additional jurisdictions of the U.S.  MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners (“NAIC”) Non-Admitted Insurance Model Act, which provisions have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

The regulation of surplus lines insurance differs significantly from the licensed or ‘‘admitted’’ market. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage, through specially licensed surplus lines brokers, for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. Particularly, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and certain state insurance regulations require that a risk must be declined by up to three admitted carriers before it may be placed in the surplus lines market. Initial eligibility requirements and annual requalification standards apply to insurance carriers writing on a surplus basis and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as MUSIC, which conducts business on a surplus lines basis in a particular state, are generally exempt from that state’s guaranty fund laws.

Holding Company Regulation.   We and MUSIC are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Oklahoma, MUSIC’s state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Oklahoma Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year.  These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of MUSIC under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

NAIC Ratios. The NAIC has established 13 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed U.S. insurance companies operating in their respective states. The NAIC’s Insurance Regulatory Information System (“IRIS”) calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will be subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios.

Risk-Based Capital.  The NAIC has implemented a risk-based capital (“RBC”) formula and model law applicable to all licensed U.S. property/casualty insurance companies. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Such analysis permits regulators to identify inadequately capitalized insurers. The RBC formula develops a risk-adjusted target level of statutory capital by applying certain factors to insurers’ business risks such as asset risk, underwriting risk, credit risk and off-balance sheet risk. The target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. MUSIC currently satisfies the RBC formula and exceeds all recognized industry solvency standards.

Legislative and Regulatory Proposals.  Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. For example, Florida has enacted recent insurance reforms that have caused a decline in our property catastrophe gross premiums written in recent years. See “Risk Factors” contained in Item 1A herein.  Federal and state legislators have also considered numerous government initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by: (i) providing government supported insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in early 2007; (ii) regulating the terms of insurance and reinsurance policies; (iii) impacting producer compensation; or (iv) disproportionately benefitting the companies of one country over those of another.

For example, new federal legislation, the Non-Admitted and Reinsurance Reform Act of 2007 (the “NRRA”), was passed by the U.S. House of Representatives in June 2007 and has been introduced in the U.S. Senate. If enacted in its current form, the NRRA would, among other things, (i) grant sole regulatory authority with respect to the placement of non-admitted insurance to the policyholder’s home state, (ii) limit states to uniform standards for surplus lines eligibility in conformity with the NAIC Non-Admitted Insurance Model Act, (iii) establish a streamlined insurance procurement process for exempt commercial purchasers by eliminating the requirement that brokers conduct a due diligence search to determine whether the insurance is available from admitted insurers, (iv) establish the domicile state of the ceding insurer as the sole regulatory authority with respect to credit for reinsurance and solvency determinations if such state is an NAIC-accredited state or has financial solvency requirements substantially similar to those required for such accreditation and (v) require that premium taxes related to non-admitted insurance only be paid to the policyholder’s home state, although the states may enter into a compact or establish procedures to allocate such premium taxes among the states.

In addition, the Insurance Industry Competition Act of 2007 (the “IICA”) has been introduced in the U.S. Senate and the U.S. House of Representatives. The IICA, if enacted in its current form, would remove the insurance industry’s antitrust exemption created by the McCarran-Ferguson Act, which provides that insurance companies are exempted from federal antitrust law so long as they are regulated by state law, absent boycott, coercion or intimidation. If enacted in its current form, the IICA would, among other things, (i) effect a different judicial standard providing that joint conduct by insurance companies, such as price sharing, would be subject to scrutiny by the U.S. Department of Justice unless the conduct was undertaken pursuant to a clearly articulated state policy that is actively supervised by the state and (ii) delegate authority to the Federal Trade Commission to identify insurance industry practices that are not anti-competitive.

We are unable to predict whether any of the foregoing proposed legislation, or any other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

EMPLOYEES

As of December 31, 2007, we had 109 full-time employees worldwide. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements.  Blue Ocean and Blue Ocean Re have no employees.

Many of Montpelier Re’s employees, including some of our executive officers, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times over the next several years. We have no assurance that these permits would be extended at expiration upon request. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  In accordance therewith, we file reports, proxy statements and other information with Securities and Exchange Commission (the “SEC”).  These documents are electronically available at www.montpelierre.bm and www.sec.gov shortly after they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330.  In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board of Directors, including our Audit Committee and our Compensation and Nominating Committee, are available at www.montpelierre.bm.  Our website is not part of this report and nothing from our website shall be deemed to be incorporated into this report.

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested).  Written or telephone requests should be directed to Investor Relations, Montpelier Re Holdings Ltd., PO Box HM 2079, Hamilton, Bermuda, HM HX, telephone number (441) 297-9570.  Additionally, all such documents are physically available at our principal office at 94 Pitts Bay Road, Pembroke, Bermuda, HM 08.

Item 1A.  Risk Factors

Factors that could cause our actual results to differ materially from those in the forward looking statements contained in this Form 10-K and other documents we file with the SEC are outlined below. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Company

Unpredictable disasters and other catastrophic events could adversely affect our financial condition or results of operations.

We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires,  explosions and terrorism.  In recent years, the frequency of major weather-related catastrophes is largely believed to have increased.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.  Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal period and adversely affect our financial condition.  Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our capital.

We manage certain key quantifiable risks using a combination of CATM, various third party vendor models and underwriting judgment.  We focus on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect aggregate underwriting and investment risk.  Accordingly, if our assumptions are materially incorrect, the losses we might incur from an actual catastrophe could be significantly higher than our expectation of losses generated from modeled catastrophe scenarios and our financial condition and results of operations could be materially and adversely affected.

We may not maintain favorable financial strength ratings which could adversely affect our ability to conduct business.

Third party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. Financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

Rating agencies periodically evaluate us to determine whether we continue to meet the criteria of the ratings previously assigned to us.  A downgrade or withdrawal of our financial strength ratings could severely limit or prevent us from writing new insurance or reinsurance contracts or renewing existing contracts, which could have a material adverse effect on our financial condition and results of operations.

In addition, a ratings downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and a downgrade of Montpelier Re’s A.M. Best financial strength rating to below “B++” would constitute an event of default under certain of our letter of credit and revolving credit facilities. Either of these events could reduce our financial flexibility.

Our current  Standard & Poor’s rating is “A-” with a negative outlook.  The negative outlook qualifier assesses the potential direction of the rating over the intermediate term (typically six months to two years) and indicates that the rating may be lowered, although the outlook is not necessarily a precursor of a rating change or future creditwatch action by Standard & Poor’s.

We are highly dependent on a small number of insurance and reinsurance brokers for a large portion of our revenues.  Additionally, we are subject to credit risk with respect to brokers.

We market our reinsurance worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced through a limited number of brokers with Marsh & McLennan Companies, Inc., Benfield Group Limited, Willis Group Holdings Limited and Aon Corporation providing a total of 76.5% of our gross premiums written for the year ended December 31, 2007.  Affiliates of some of these brokers have also co-sponsored the formation of reinsurance companies that directly compete with us, and these brokers may favor those reinsurers over us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

We are frequently required to pay amounts owed on claims under our policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received the premiums.

We may be unable to purchase reinsurance protection to the extent we desire on acceptable terms.  Additionally,  we may be unable to collect all amounts due from our reinsurers under our existing reinsurance  arrangements.

In the normal course of business, we purchase reinsurance from third parties in order to manage our exposures. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control.  As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our financial condition and results of operations.

We are not relieved of our obligation to our policyholders or ceding companies by purchasing reinsurance.  Accordingly, we are subject to credit risk with respect to our reinsurance protections in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition.  A number of reinsurers in the industry experienced such a deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season.

It is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss events, causing them to be unable to pay amounts owed to us.  We also may be unable to recover amounts due under our reinsurance arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control.  Our inability to collect amounts due from our reinsurers could have a material adverse effect on our financial condition and results of operations.

Emerging claims and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes. In addition, we are unable to predict the extent to which the courts may expand the theory of liability under a casualty insurance contract, such as the range of occupational hazards causing losses under employers’ liability insurance, thereby increasing our reinsurance exposure.

In addition, coverage disputes are also common within the insurance and reinsurance industries. For example, a reinsurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from a reinsurer may in part be determined by the judgmental allocation of damage between the storms. Given the magnitude of the amounts at stake involved with a catastrophic event, these types of judgment occasionally necessitate third-party resolution. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.

Our loss reserves may be inadequate to cover our ultimate liability for losses and LAE and as a result our financial results could be adversely affected.

We maintain reserves to cover our estimated ultimate liabilities for loss and LAE.  Loss and LAE reserves are typically comprised of (1) case reserves for losses reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us.  Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves.

If we determine in the future that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our financial condition and results of operations.

New lines of business we develop through Syndicate 5151 and MUSIC will change the composition of our overall book of business in ways which could adversely impact our financial results.

One of the lines of business that will be pursued by Syndicate 5151 (through MUI) and MUSIC is excess and surplus lines insurance. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and requires a high degree of specialized underwriting.  As such, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers.  The business that we intend to underwrite in this market fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than that in the standard market.  If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general and the cyclical nature can be more pronounced in the excess and surplus market than in the standard insurance market.  During times of hard market conditions (i.e., those favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market back to the excess and surplus lines market and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. When soft market conditions are prevalent, standard insurance carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rates decreases.  If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial condition and results of operations could be adversely impacted.

The integration of our new insurance and reinsurance initiatives into our existing operations presents significant challenges.

We face significant challenges in integrating our new insurance and reinsurance initiatives into our existing operations in a timely, efficient and effective manner. Successful integration will depend on, among other things, the effective execution of our business plan for the new insurance and reinsurance initiatives, our ability to effectively integrate the operations of our new insurance and reinsurance initiatives into our existing risk management techniques, our ability to effectively manage regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of our new insurance and reinsurance initiatives will be successful or that the business derived therefrom will be profitable. The failure to integrate our new insurance and reinsurance initiatives successfully or to manage the challenges presented by the integration process may adversely impact our financial condition and results of operations.

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

Our Natural Catastrophe Risk Management disclosure provided in Item 7 herein involves a substantial number of subjective variables, factors and uncertainties.  Small changes in assumptions, which are heavily reliant upon our judgment, can have a significant impact on the modeled output resulting from our internal simulations.  Further, these disclosures do not take into account numerous real but non-quantifiable inputs and risks such as the implications of a loss of our financial strength ratings on our business.  Although we believe that these probabilistic measures provide a meaningful indicator of the relative riskiness of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

Global financial markets and economic conditions, which may change suddenly and dramatically, could adversely affect our investment income and the value of our investment portfolio.

Our investment portfolio consists of fixed maturity securities, equity securities, other investments including private placements, limited partnerships and derivative contracts. Our primary investment objective is to maximize risk-adjusted total returns while maintaining adequate liquidity.  Since investing entails substantial risks, we cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time.

Our investment income and the fair market value of our investment portfolio are affected by fluctuations in interest rates and volatility in the stock market.  Interest rates and stock market volatility are sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  For example, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio and, consequently, could have an adverse affect on our financial condition and results of operations. In addition, stock market volatility could also have an adverse affect on our financial condition and results of operations.

The fair value and the overall liquidity of our investment portfolio can also be adversely affected by other unfavorable or uncertain economic and market conditions.  For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the U.S. and elsewhere resulted in a sudden decrease in the availability of credit, a corresponding increase in funding costs and an increase in residential mortgage delinquencies and foreclosures.  As a result many issuers of such securities, as well as the financial guarantors of such securities, experienced a sudden deterioration in credit quality which caused both a decline in liquidity and prices for these types of securities.  We cannot predict how long these conditions will exist and how we might be affected.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain our principal employees. As of December 31, 2007, we had 109 full-time employees worldwide upon which we depend for the generation and servicing of our business.  Although to date we have generally been successful in recruiting employees in Bermuda, its location may be an impediment to attracting and retaining experienced personnel, particularly if we are unable to secure work permits. In addition, Bermuda is currently a highly-competitive location for qualified staff making it harder to retain employees.

Our future success depends on our ability to hire and retain additional personnel.  Difficulty in hiring or retaining personnel could adversely affect our results of operations and financial condition.

As a holding company, we are dependent upon dividends or distributions from our insurance and reinsurance operating subsidiaries.

We are a holding company and, as such, we have no substantial operations of our own. We rely primarily on cash dividends or distributions from our insurance and reinsurance subsidiaries and affiliates to pay our operating expenses, interest on our debt and dividends or distributions to our shareholders. Our insurance and reinsurance operations are highly regulated by various authoritative bodies in Bermuda, the U.K. and the U.S.  The various laws and regulations that we are subject to within these jurisdictions limit the declaration and payment of dividends or distributions from our insurance and reinsurance operating subsidiaries and affiliates.  In addition, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend or distribution if, among other matters, there are reasonable grounds for believing that each of them is, or would after the payment be, able to pay their respective liabilities as they become due.

Accordingly, we cannot assure you that we will declare or pay dividends or distributions in the future. Any determination to pay future dividends or distributions will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends or distributions, and any other factors our Board of Directors deems relevant. The inability of our insurance and reinsurance operating subsidiaries and affiliates to pay dividends or distributions in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on the Company.

Our operating results may be adversely affected by foreign currency fluctuations.

Our functional currency is the U.S. dollar. The British pound is the functional currency for the operations of Syndicate 5151, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. In addition, we write a portion of our business, receive premiums and pay losses in foreign currencies and may maintain a portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. We may experience foreign exchange losses to the extent our foreign currency exposure is not successfully managed or otherwise hedged, which in turn could adversely affect our results of operations and financial condition.

Competition could reduce our operating margins.

Competition in the insurance and reinsurance industry has increased as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market share through organic growth, mergers and acquisitions, and reorganization activities. As the industry evolves, competition for customers may become more intense and the importance of acquiring and properly servicing each customer will grow. We could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins.

We currently compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we have. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and some of these companies currently have more capital than we have. We also compete with capital markets participants such as investment banks and investment funds that access business in securitized form or through special purpose vehicles or derivative transactions, the usage of which continues to grow in volume. As new insurance and reinsurance companies are formed and established competitors raise additional capital, any resulting increase in competition could affect our ability to attract or retain business or to write business at premium rates sufficient to cover losses. If competition limits our ability to write new business and renew existing business at adequate rates, our return on capital may be adversely affected.

Regulation may restrict our ability to operate.

The insurance and reinsurance industry is subject to extensive regulation under Bermuda, U.S., U.K., Swiss and foreign laws. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders. Insurance laws and regulations impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves.

Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, in 2007 there were a number of government initiatives in Florida designed to decrease insurance rates in the state. Of most significance to reinsurers was the large increase in the capacity of the Florida Hurricane Catastrophe Fund (“FHCF”), a state-run reinsurer. We believe the increase in capacity of private reinsurers and the FHCF will cause downward pressure on windstorm catastrophe rates for the foreseeable future, particularly for Florida residential exposures. In addition, state and Federal legislation has been proposed to establish catastrophe funds and underwriting in coastal areas which could adversely impact our business.

Political, regulatory and industry initiatives could adversely affect our business.

The supply of property catastrophe reinsurance coverage decreased due to the withdrawal of capacity and substantial reductions in capital resulting from, among other things, the September 11th terrorist attacks. This tightening of supply resulted in government intervention significantly increasing the government’s role in insurance and reinsurance markets at the expense of private markets. TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law establishes a federal assistance program to help commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The enactment of the TRIPRA in December 2007 extended the program’s expiration from December 31, 2007 to December 31, 2014.

Similarly, following the 2005 storm season, rates significantly increased which prompted legislative and administrative regulatory actions by the State of Florida in 2006 and 2007. This government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

•          Providing insurance and reinsurance capacity, in some cases at government-subsidized rates, in markets and to consumers that we target;

•          Requiring our participation in industry pools and guaranty associations;

•   Expanding the scope of coverage under existing policies;

•   Regulating the terms of insurance and reinsurance policies; or

•   Disproportionately benefitting the companies of one country over those of another.

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

Risks Related to Our Common Shares

Provisions in our charter documents restrict the voting rights of our common shares.

Our bye-laws generally provide that, if any person owns, directly or by attribution, more than 9.5% of our common shares, the voting rights attached to such common shares will be reduced so that such person may not exercise and is not attributed more than 9.5% of the total voting rights.

Bermuda law differs from the laws in effect in the U.S. and may afford less protection to our shareholders.

We are organized under the laws of Bermuda. As a result, it may not be possible for our shareholders to enforce court judgments obtained in the U.S. against us based on the civil liability provisions of the Federal or state securities laws of the U.S., either in Bermuda or in countries other than the U.S. where we have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the Federal or state securities laws of the U.S. or would hear actions against us or those persons based on those laws.

Our corporate affairs are governed by the Companies Act which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.

Holders of common shares may have difficulty effecting service of process on us or enforcing judgments against us in the U.S.

We are incorporated pursuant to the laws of Bermuda and are based in Bermuda. In addition, certain of our directors and officers reside outside the U.S. and a substantial portion of our assets, and the assets of such persons, are located in jurisdictions outside the U.S. As such, we have been advised that there is doubt as to whether:

•   a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws;

•   a holder of our common shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers, as well as the experts named in this Form 10-K, who reside outside the U.S. based solely upon U.S. federal securities laws.

Further, we have been advised that there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for a holder of common shares to recover against us based upon such judgments.

We may require our shareholders to sell us their common shares.

Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell some or all of their common shares to us at fair market value (which would be based upon the average closing price of the common shares as defined under our bye-laws) if the Board of Directors reasonably determines, in good faith based on an opinion of counsel, that share ownership, directly, indirectly or constructively by any shareholder is likely to result in adverse tax, regulatory or legal consequences to us, certain of our other shareholders or our subsidiaries.

Risks Related to Taxation

Our Bermuda companies may be subject to U.S. tax.

The Company, Montpelier Re and Blue Ocean Re currently intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not contend, perhaps successfully, that the Company, Montpelier Re or Blue Ocean Re is engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

In addition, Congress has discussed from time-to-time legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. companies having Bermuda affiliates. While currently there is no specific legislative proposal which, if enacted, would adversely affect us or our shareholders, legislative proposals could emerge that could conceivably have an adverse impact on us or our shareholders.

Proposed U.S. tax legislation could adversely affect U.S. shareholders.

Under current U.S. law, non-corporate U.S. holders of our common shares generally are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of foreign corporations from this advantageous income tax treatment unless either (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would likely not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the capital gains tax rate on dividends paid by us.

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

Item 1B.        Unresolved Staff Comments

As of the date of this report, we had no unresolved comments from the Commission staff regarding our periodic or current reports under the Exchange Act.

Item 2.           Properties

We lease office space in Hamilton, Bermuda, where our principal executive offices are located. We also lease office space in London, U.K., where MCL, MMSL and MUSL are located; in Zug, Switzerland, where MEAG is located; in Hartford, CT, Overland Park, KS, Stamford, CT and Shelton, CT where MUI is located; in Scottsdale, AZ where MUSIC is located; in Hanover, NH where MTR is located; and Toronto, Canada, where our disaster recovery center is located.

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

We believe that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable. In the circumstances, we believe that the results of the arbitration will not have a materially adverse effect on our financial condition, results of operations or cash flows.

The arbitration is expected to commence during the first half of 2008.

Other than the contract dispute with MPCL described above, we had no other potentially material litigation or arbitration proceedings at December 31, 2007.

Item 4.         Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Registered Holders and Dividends and Distributions on Common Shares and Warrants

Our common shares are listed on the New York Stock Exchange (symbol MRH). The quarterly range of the high and low sales price for our common shares during 2007 and 2006 is presented below:

	2007		2006
	High	Low	High	Low
Quarter ended:
December 31	$18.23	$16.35	$20.07	$17.39
September 30	18.88	15.44	20.14	16.63
June 30	19.35	17.11	17.54	14.26
March 31	18.88	16.80	20.84	15.85

As of February 27, 2008, we had 49 registered holders of our common shares, par value 1/6 cent per share.

During 2007 and 2006 we declared and paid regular cash dividends and distributions on our common shares and warrants to acquire common shares (during periods in which the warrants were outstanding) of $.075 per quarter.

Issuer Purchases of Common Shares

The following table provides information with respect to purchases of our common shares during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2007 to October 31, 2007	363,300	$16.99	363,300	$86,625,492
November 1, 2007 to November 30, 2007	1,202,400	$17.14	1,202,400	$66,016,703
December 1, 2007 to December 31, 2007	1,761,928	$16.86	1,761,928	$36,305,661
Total	3,327,628	$16.98	3,327,628	$36,305.661

(a)          On July 26, 2007, the Board of Directors authorized the purchase up to $100.0 million of our common shares from time-to-time. Shares may be purchased in the open market or through privately negotiated transactions. As of December 31, 2007, we had remaining authority to purchase up to $36.3 million of our common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders - Montpelier Long-Term Incentive Plan	1,779,083	(1)	0	5,930,250

Equity compensation plans not approved by shareholders - Directors Share Plan	23,754	(2)	0	0

Total	1,802,837		0	5,930,250

(1)    The Montpelier Long Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan and was approved by shareholders in May 2007. Incentive awards that may be granted under the LTIP consist of share appreciation rights, RSUs and performance shares. LTIP awards outstanding at December 31, 2007, consisted of 335,000 performance shares at “target” and 1,109,083 restricted share units (“RSUs”).

At target payout, each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, participants may receive a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to our operating and financial performance over the period. At the discretion of our Compensation and Nominating Committee, any final payment in respect of such performance shares may take the form of cash, common shares or a combination of both. The number of common shares subject to the performance share awards shown in the table above represents the maximum number of common shares that may be issued if the performance targets applicable to such units are achieved at the “maximum” level.

Each RSU represents a phantom restricted share which vests ratably in equal tranches, typically over three-to-five year periods, subject to the employee remaining employed at the applicable vesting date. RSUs are payable only in common shares, or in common shares net of applicable tax withholdings, at the end of the RSU term.

Neither performance shares nor RSUs require the payment of an exercise price. Accordingly, there is no weighted average exercise price for either of these awards.

(2)    All non-management directors are eligible to participate voluntarily in the Directors Share Plan. Participants receive, in lieu of a portion of their annual cash retainer, a number of Director Share Units (“DSUs”) of the same dollar value based on the value of common shares at that date. DSUs comprise a contractual right to receive common shares, or an equivalent amount of cash, upon termination of service as a director. While the DSUs are outstanding, they are credited with common share dividend equivalents.

Performance Graph

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in our common shares as of January 1, 2003, assuming re-investment of dividends and distributions. Cumulative returns for the five-year period ended December 31, 2007 are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P P&C”) for comparison.

Five-Year Cumulative Total Return

(value of $100 invested January 1, 2003)

	Year Ended December 31,
Company/Index	2002	2003	2004	2005	2006	2007
Montpelier Re Holdings Ltd. (symbol MRH)	$100.0	$128.61	$139.79	$82.51	$82.62	$76.81
S&P 500	100.0	128.68	142.69	149.70	173.34	182.86
S&P 500 P&C	100.0	126.41	139.58	160.68	181.36	156.04

Item 6.                 Selected Financial Data

Selected consolidated income statement data, ending balance sheet data and share data for each of the five years ended December 31, 2007, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2007		2006	2005(a)		2004	2003
Statement of Operations Data:
Revenues	$724.0	(b)	$722.0	$967.9		$870.8	$771.4
Expenses	(376.2)		(379.7)	(1,720.8)		(630.4)	(364.2)
Income (loss) before minority interest and income taxes	347.8		342.3	(752.9)		240.4	407.2
Minority interest expense - Blue Ocean	(31.9)		(39.3)	—		—	—
Income tax provision	(0.1)		(0.1)	—		(0.1)	—
Net income (loss)	$315.8		$302.9	$(752.9	)(c)	$240.3	$407.2
Balance Sheet Data:
Total assets	$3,525.2		$3,898.8	$4,059.7		$3,398.1	$2,907.1
Loss and LAE reserves	860.7		1,089.2	1,781.9		549.5	249.8
Debt	427.4		427.3	249.1		249.0	248.8
Minority interest - Blue Ocean common and preferred equity	88.7	(d)	238.4	163.9		—	—
Common shareholders’ equity	1,653.1	(e)	1,492.9 (f)	1,057.7	(g)	1,751.9 (h)	1,657.7
Per Share Data:
Fully converted book value per share (i)	$17.88		$15.46	$11.86		$26.75	$24.92
Fully converted tangible book value per share (i)	$17.82		$15.46	$11.86		$26.75	$24.92
Earnings (loss) per share - Basic (j)	$3.32		$3.23	$(11.16)		$3.68	$6.38
Earnings (loss) per share - Diluted (j)	$3.31		$3.22	$(11.16)		$3.55	$6.05
Cash dividends and distributions declared per common share	$.300		$.300	$6.655	(k)	$1.360	$.340
Cash dividends and distributions declared per warrant	.075		.300	6.655	(k)	1.360	.340

(a)          On December 31, 2005, we began to consolidate the operations of Blue Ocean in accordance with FIN 46R.

(b)         As of January 1, 2007, we adopted FAS 157 and FAS 159. As a result, substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized gains (losses) in our statement of operations. Prior to the adoption of FAS 157 and FAS 159, our available for sale investments were carried at fair value with changes in fair value being reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

(c)          During 2005, we incurred substantial losses associated with hurricanes Katrina, Wilma and Rita which resulted in a net loss for the year.

(d)         During 2007, Blue Ocean paid a total of $249.0 million in dividends and distributions to its common and preferred shareholders (of which we received $103.9 million) and repurchased a total of $55.0 million of its preferred shares (of which we received $18.5 million).

(e)          During 2007, we publicly repurchased 3,776,989 common shares for $63.7 million. In addition, we privately repurchased 939,039 common shares and 7,172,375.5 warrants from White Mountains Insurance Group, Ltd. (“White Mountains”), a former affiliate, for $65.0 million.

(f)            During 2006, we privately sold 6,896,552 common shares for $100.0 million.

(g)         During 2005, we publicly sold 25,850,926 common shares for $600.0 million.

(h)         During 2004, we publicly repurchased 1,888,865 common shares for $65.5 million.

(i)             See “Management’s Discussion and Analysis” contained in Item 7 herein for a description and computation of our fully converted book value per share and fully converted tangible book value per share.

(j)             During 2007, we modified our method of calculating basic and diluted earnings per share. In determining the basic earnings per share numerator, when applicable, dividends and distributions declared on outstanding warrants are deducted from net income. In the diluted earnings per share calculation, this same adjustment is made provided that the result is more dilutive than if we were simply to include the average number of warrants outstanding during the period in the diluted earnings per share denominator (as computed using the treasury stock method). Prior periods have been revised to reflect this approach resulting in a reduction to basic earnings per share of $.02, $.67, $.16 and $.04 for the years ended December 31, 2006, 2005, 2004 and 2003, respectively, and a reduction in diluted earnings per share of $.01 and $.67 for the years ended December 31, 2006 and 2005, respectively.

(k)          During 2005, we declared and paid a one-time special dividend of $5.50 per common share and warrant, in addition to regular quarterly dividends.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2007, 2006 and 2005 and our financial condition as of December 31, 2007 and 2006. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included within this filing.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Forward Looking Statements” appearing at the beginning of this report and “Risk Factors” contained in Item 1A herein.

Overview

Summary Financial Results

We ended 2007 with a fully converted tangible book value per share of $17.82, an increase of 17.2% for the year inclusive of dividends. The increase was largely the result of favorable underwriting conditions resulting from satisfactory pricing and a low level of catastrophes experienced throughout the year, as well as solid investment results.

In May 2007, in exchange for a payment of $47.7 million to a former affiliate, we repurchased and retired all remaining warrants to acquire our common shares. This transaction, as of the date effected, reduced our fully converted tangible book value per share by approximately $.50.

As of the date of the warrant repurchase, our fully converted book value per share was less than the $16.67 strike price of the warrants, meaning that the warrants were not dilutive to our book value at that time. As of December 31, 2007, our fully converted tangible book value per share of $17.82 exceeded the strike price of the warrants meaning that the warrants, had they continued to be outstanding, would have been dilutive to our book value at the end of 2007. We have determined that we have recouped approximately 20% of the cost of the warrants in the form of reduced dilution to shareholders in the eight month period since the date of the transaction.

We ended 2006 with a fully converted tangible book value per share of $15.46, an increase of 33.2% for the year inclusive of dividends. The increase was largely the result of favorable underwriting conditions resulting from attractive pricing and a low level of catastrophes experienced throughout the year, as well as strong investment results.

Our comprehensive income for 2007 was $314.0 million and our GAAP combined ratio was 61.3%, compared to $361.5 million and a GAAP combined ratio of 60.3% for 2006. The favorable results we achieved in 2007 and 2006 were largely a function of the low level of catastrophic losses that we experienced during those periods. In 2005, we had a comprehensive loss of $752.9 million with a GAAP combined ratio of 200.7%. The unfavorable results we achieved in 2005 were largely the result of substantial catastrophic losses we experienced during that year from hurricanes Katrina, Rita and Wilma.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world. We manage our exposure to catastrophes using a combination of CATM, third party vendor models, underwriting judgment, and our own reinsurance purchases.

Our three-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis. We seek to refine and improve our risk management process over time.

Exposure Management

We track gross reinsurance treaty contract limits which we deem exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones. The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased. As of December 31, 2007, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden). For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third party vendor models, CATM and underwriting judgment. We attempt to model the projected net impact from a single event taking into account contributions from our inward portfolio of property, aviation, workers’ compensation, casualty, and personal accident insurance policies, reinsurance policies, and event-linked derivative securities offset by the net benefit of any reinsurance or derivative protections we purchase and the net benefit of reinstatement premiums. The table below details our estimated average net impact market share for selected natural catastrophe events of various industry loss magnitudes:

Event / Resulting Market Loss	Our average market share
U.S. Hurricane / $50 billion	0.8%

U.S. Earthquake / $50 billion	0.6%

Europe Windstorm / $20 billion	1.6%

The market share estimates above represent an estimate of our average market share across our largest possible event scenarios corresponding to industry losses of a given size. However, it is important to note that our average market share may vary considerably within a particular territory depending on the specific characteristics of the event. This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. Other factors contributing to such variation may include our decision to be overweight or underweight in certain regions within a territory. For example, our market share for a large European wind event may differ depending on whether the majority of loss comes from the U.K. or from Continental Europe. Additionally, our net market share may be impacted by the number and order of occurrence of catastrophic events during a year which could exhaust individual policy limits or trigger additional losses from certain policies offering second-event or aggregate protection. Further, certain reinsurance we purchase may have geographic restrictions or provide coverage for only a single occurrence within the policy period. Lastly, these estimates represent snapshots at a point in time. The composition of our in-force portfolio will fluctuate due to the acceptance of new policies, the expiration of existing policies, and changes in our reinsurance program.

Each industry-recognized catastrophe model contains its own assumptions as to the frequency and severity of large events, and results may vary significantly from model to model. Given the relatively limited historical record, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially at relatively remote return periods.

There is no single standard methodology or set of assumptions utilized industry-wide in estimating property catastrophe losses. As a consequence, it may be difficult to compare estimates of risk exposure among different insurance and reinsurance companies, due to differences in modeling, portfolio composition and concentrations, modeling assumptions, and selected event scenarios.

Annual Operating Result

In addition to monitoring exposed contract limits and single event accumulation potential, we attempt to measure enterprise-wide risk using a simulated annual aggregate operating result approach. This approach estimates a net operating result over simulated annual return periods, including contributions from certain variables such as aggregate premiums, losses, expenses, and investment results. We view this approach as a supplement to our single event stress test as it allows for multiple losses from natural catastrophe and other sources and attempts to take into account certain risks from non-underwriting sources.

Through our modeling we endeavor to take into account many risks that we face as an enterprise. By the very nature of the insurance and reinsurance business, and the limitations of models generally, our modeling does not cover every potential risk. Examples include emerging risks, changes in liability awards, pandemic illnesses, asteroid strikes, climate change, bioterrorism, scientific accidents, and various imaginable and unimaginable political and financial market catastrophes.

Our catastrophe and enterprise-wide risk management metrics entail significant estimates, judgments and uncertainties. See “Risk Factors” contained in Item 1A herein.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share:

	December 31,
	2007	2006	2005

Book value per share numerators (millions of dollars):

[A] Book value per share numerator (common shareholders’ equity)	$1,653.1	$1,492.9	$1,057.7
Intangible asset (1)	(4.8)	—	—
[B] Fully converted tangible book value per share numerator	$1,648.3	$1,492.9	$1,057.7

Book value per share denominators (thousands of shares):

Common shares outstanding	99,290	111,776	89,178
Common shares subject to the share issuance agreement (2)	(7,920)	(15,695)	—
[C] Book value per share denominator	91,370	96,081	89,178
Common share obligations under benefit plans	1,109	474	9
[D] Fully converted book value per share denominator	92,479	96,555	89,187

Book value per share [A] / [C]	$18.09	$15.54	$11.86
Fully converted book value per share [A] / [D]	17.88	15.46	11.86
Fully converted tangible book value per share [B] / [D]	17.82	15.46	11.86

Change in fully converted tangible book value per share: (3)

From December 31, 2006	17.2%
From December 31, 2005	55.3%

(1)	Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)

Under the terms of the remaining share issuance agreement, 7,920,000 common shares remain issued and outstanding. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that would otherwise result from the issuance such shares, we do not consider these shares outstanding for the purposes of this computation.

(3)	Computed as the internal rate of return derived from the change in fully converted tangible book value per share, as adjusted for dividends declared.

We believe that fully converted tangible book value per share and the change in fully converted tangible book value per share adjusted for dividends are measurements which are important to investors and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within the industry.

Outlook and Trends

Pricing in most insurance and reinsurance markets is generally cyclical in nature. In 2006 we saw significant price increases in U.S. peak property zones, particularly in the case of business exposed to hurricanes and earthquakes. These increases resulted from the catastrophic hurricanes that occurred in 2004 and 2005. The losses led to an increase in perceived catastrophe risk by market participants, catastrophe modeling firms and rating agencies which directly and indirectly led to increased prices.

Outside of property business in U.S. peak zones, pricing during 2006 was mixed and we observed instances of both upward price movement and, more frequently, price decreases.

During 2007, pricing in virtually all insurance and reinsurance markets declined due to increasing competition from the private sector and, for catastrophe prone business, the impact of the capital markets and certain governmental initiatives that occurred or were anticipated might occur. This trend is expected to continue.

The most significant price decline for us in 2007 was in the case of our writings of collateralized property catastrophe retrocessional business which, from January 1, 2006 to June 30, 2007, was predominantly written by Blue Ocean Re within our Collateralized Property Catastrophe Retrocessional segment. This was the first segment to show significant rate increases following the 2005 catastrophes and likewise, its pricing has deteriorated most rapidly. As a result, in the second half of 2007, Blue Ocean Re wrote no new business and is not expected to write any new business during 2008.

We assign a price index percentage to business which we renew. This index represents an internal subjective measure which takes into account both changes in pricing and terms and conditions which we observe. This index does not reflect deteriorating pricing or terms in business we decline to renew. During the January 2008 renewal process we observed an average renewal price index across our portfolio of minus 10%, with the U.S. market being slightly more competitive than other regions at an average of minus 11% versus an average of minus 9% for international accounts. We also observed strong incumbent market retention within our existing positions on desirable programs, which means that our Bermuda operation was able to maintain and/or expand positions with its long-term target client base. We also observed that aggregate demand was static at best, but more likely decreasing in most catastrophe markets.

Looking ahead to future periods, it remains difficult to predict the amount of annual premiums we will write. However, gross written premium for January 2008 was flat to down 5% versus the comparable 2007 period. Increased signings within Bermuda and new business from our U.K. and U.S. platforms largely offset the impact of rate reductions, non-renewals for pricing reasons, and business attrition due to larger ceding company retentions and the run-off of Blue Ocean. Absent any major changes in market conditions, we would expect a similar pattern for the full year 2008.

New Initiatives

Syndicate 5151

During the second half of 2007, we commenced the operations of both our newly-formed Lloyd’s syndicate known as Syndicate 5151, and our Lloyd’s Coverholders, MUI and MEAG. Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets. Stamp capacity for 2007 was £47 million, but is planned to increase to £143 million in 2008, subject to market conditions. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s.

Syndicate 5151 wrote $15.3 million of gross premium during 2007, concentrated in our Property Specialty and Other Specialty lines of business.

MUSIC

In November 2007, we acquired MUSIC, an Oklahoma domiciled stock property and casualty insurance corporation. MUSIC is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 37 additional states. At the time the acquisition was completed, MUSIC had no employees or in force premium.

MUSIC aims to target smaller commercial property and casualty risks that do not conform to normal underwriting patterns for standard lines and are not subject to extreme competitive pressures. From the date of the MUSIC Acquisition to December 31, 2007, MUSIC wrote a de minimis amount of premium.

Due to the start-up nature and date of commencement of these new operations, they did not have a significant impact on our consolidated revenues for 2007. However, during 2007 we began, and during 2008 will continue, the process of building an infrastructure to support these activities. As a result, our general and administrative expenses have increased significantly, and are expected to further increase, over levels experienced prior to 2007.

I.                 Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Our consolidated financial results for years ended December 31, 2007, 2006 and 2005 follow:

	Year ended December 31,
($ in millions)	2007	2006	2005

Gross premiums written	$653.8	$727.5	$978.7
Reinsurance premiums ceded	(104.8)	(148.9)	(221.7)
Net premiums written	549.0	578.6	757.0
Change in net unearned premiums	8.2	4.4	91.5
Net premiums earned	557.2	583.0	848.5

Net investment income	132.5	125.8	87.0
Net realized and unrealized gains (losses) – trading securities	26.5	(2.1)	—
Net realized gains – available for sale securities	—	6.1	41.6
Net foreign exchange gains (losses)	6.1	10.8	(10.0)
Net expense from derivative instruments	(0.3)	(9.9)	—
Other revenue	2.0	8.3	0.8
Total revenues	724.0	722.0	967.9

Underwriting expenses:
Loss and LAE – current year losses	213.9	196.5	1,527.8
Loss and LAE – prior year losses	(36.4)	(23.8)	(17.1)
Acquisition costs	78.3	112.8	166.3
General and administrative expenses	85.9	66.0	26.0
Non-underwriting expenses:
Interest and other financing expenses	34.5	28.2	17.8
Total expenses	376.2	379.7	1,720.8

Income (loss) before minority interest expense and income taxes	347.8	342.3	(752.9)

Minority interest expense – Blue Ocean	(31.9)	(39.3)	—
Income tax provision	(0.1)	(0.1)	—
Net income (loss)	315.8	302.9	(752.9)
Other comprehensive income items	(1.8)	58.6	(64.2)
Comprehensive income (loss)	$314.0	$361.5	$(817.1)

Loss and LAE ratio	31.8%	29.6%	178.0%
Acquisition cost ratio	14.1%	19.4%	19.6%
General and administrative expense ratio	15.4%	11.3%	3.1%

GAAP combined ratio	61.3%	60.3%	200.7%

Underwriting Results by Segment

We operate through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business.

Our Rated Reinsurance and Insurance segment, which consists of the operations of the Company and its wholly-owned subsidiaries (including our operating subsidiaries Montpelier Re, Syndicate 5151 and MUSIC), relies on its financial strength ratings to provide assurance to customers that Montpelier will be able to honor its insurance and reinsurance obligations.

Our Collateralized Property Catastrophe Retrocessional segment, which began operations January 1, 2006 and consists solely of the operations of Blue Ocean, does not operate with a financial strength rating and, instead, collateralizes its reinsurance obligations to provide assurance to customers that Blue Ocean Re will be able to honor its reinsurance obligations. In the second half of 2007, Blue Ocean Re did not bind any new reinsurance contracts and is not expected to write any new business during 2008. During 2007 Blue Ocean began returning capital to its shareholders and paid a total of $249.0 million in dividends and distributions to its common and preferred shareholders (of which we received $103.9 million) and repurchased a total of $55.0 million of its preferred shares (of which we received $18.5 million).

During 2008, we expect to revise our reportable operating segments as the insurance and reinsurance initiatives we have undertaken in 2007 gain significance.

RATED REINSURANCE AND INSURANCE BUSINESS

Underwriting results for our Rated Reinsurance and Insurance segment for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year ended December 31,
($ in millions)	2007	2006	2005

Gross premiums written	$611.0	$632.7	$978.7

Gross premiums earned	$623.6	$698.4	$1,003.4
Earned reinsurance premiums ceded	(128.1)	(188.3)	(154.9)
Net premiums earned	495.5	510.1	848.5

Loss and LAE – current year losses	(213.9)	(196.5)	(1,527.8)
Loss and LAE – prior year losses	36.4	23.8	17.1
Acquisition costs	(74.5)	(107.4)	(166.3)
General and administrative expenses	(84.6)	(64.8)	(26.0)
Underwriting income	$158.9	$165.2	$(854.5)

Loss and LAE ratio	35.8%	33.8%	178.0%
Acquisition costs ratio	15.0%	21.1%	19.6%
General and administrative expense ratio	17.1%	12.7%	3.1%

GAAP combined ratio	67.9%	67.6%	200.7%

Executive Summary

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Gross premiums written during 2007 were $611.0 million, a decrease of 3% compared to 2006. Excluding reinstatement premiums, gross premiums written during 2007 were $602.6 million, a decrease of 2% compared to 2006. The decrease in premiums written from 2006 to 2007 is primarily the result of increased competition and the impact of recent changes in Florida legislation. Under the new legislation, state sponsored entities significantly increased their assumption of property catastrophe risk in Florida, a significant market to us. The 2007 decrease in gross premiums written was partially offset by $15.3 million in new premium writings through Syndicate 5151.

Gross premiums earned during 2007 were $623.6 million, a decrease of 11% compared to 2006. This decrease was the result of the aforementioned decrease in, as well as the timing of the writing of, gross premiums in 2007.

Earned reinsurance premiums ceded were $128.1 million, a decrease of 32% compared to 2006. This decrease primarily resulted from the purchase of quota share reinsurance during the fourth quarter of 2005 to protect the 2005 underwriting year in-force book of business. This reinsurance transaction had a significant effect on our 2006 earned reinsurance premiums ceded, but had no effect on 2007 premiums ceded.

Loss and LAE incurred during 2007 was $177.5 million, an increase of 3% compared to 2006. Although both 2007 and 2006 were low catastrophe loss years, the primary increase in loss and LAE during 2007 was due to marginally higher catastrophe losses experienced in 2007 versus 2006, partially offset by a $12.6 million increase in favorable loss reserve development. During 2007 we recorded net losses of $88.6 million associated with six large catastrophe losses (as further described herein). During 2006 our single largest catastrophe loss, a series of U.S. tornadoes and hailstorms, amounted to less than $10 million.

Acquisition costs incurred during 2007 were $74.5 million, a decrease of 31% compared to 2006. This decrease was primarily due to the rebalancing of our portfolio away from proportional business and towards excess of loss business, which generally carries a lower acquisition cost per dollar of premium earned.

General and administrative expenses incurred during 2007 were $84.6 million, an increase of 31% compared to 2006. This increase is largely due to $11.7 million of incremental general administrative expenses incurred in connection with our newly established U.S., U.K. and Swiss operations as well as an increase in incentive compensation accruals resulting from having multiple long-term incentive award cycles outstanding during 2007 versus only one cycle in 2006 (as further described herein).

Underwriting income was $158.9 million during 2007, resulting in a GAAP combined ratio of 67.9%. This compares to underwriting income of $165.2 million for 2006, which resulted in a GAAP combined ratio of 67.6%.

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

Gross premiums written during 2006 were $632.7 million, a decrease of 35% compared to 2005. Excluding reinstatement premiums, gross premiums written during 2006 were $616.4 million, a decrease of 27% compared to 2005. The significant decrease in gross premiums written from 2005 to 2006 was largely the result of: (i) a $113.0 million decrease in reinstatement premiums recorded in 2006 versus 2005 due to significantly fewer natural catastrophes occurring during 2006; (ii) the formation of Blue Ocean Re on January 1, 2006, which wrote $94.8 million of premium during 2006 within our Collateralized Property Catastrophe Retrocessional segment (excluding reinstatement premiums, we wrote $60.3 million of such premiums within this segment in 2005, versus $3.3 million of premiums written within in this segment during 2006); (iii) the conversion on renewal of certain Florida proportional quota share contracts into lower-premium excess of loss contracts; (iv) a $60.0 million decrease in gross premiums written relating to the December 31, 2005 expiration of reinsurance agreements with Aspen Re; and (v) a decrease in risk excess of loss business due to inadequate pricing and tighter risk-to-capital constraints, resulting in a reduction in our exposures in most U.S. peak zones.

Gross premiums earned during 2006 were $698.4 million, a decrease of 30% compared to 2005. This decrease is the result of the aforementioned decrease in, as well as the timing of, gross premiums written in 2006.

Earned reinsurance premiums ceded were $188.3 million, an increase of 22% compared to 2005. This increase primarily resulted from the purchase of quota share reinsurance during the fourth quarter of 2005 to protect the 2005 underwriting year in-force book of business. This reinsurance transaction had a significant effect on our 2006 earned reinsurance premiums ceded.

Loss and LAE incurred during 2006 was $172.7 million, a decrease of $1,338.0 million from 2005. During 2005, we incurred net losses of $1,202.8 million from hurricanes Katrina, Rita, Wilma and Dennis and from European floods. As previously mentioned, 2006 was a year in which we incurred only a limited amount of catastrophic losses.

Acquisition costs incurred during 2006 were $107.4 million, a decrease of 35% compared to 2005. This decrease is primarily due to the significant reduction in premiums earned during 2006, versus that of 2005.

General and administrative expenses incurred during 2006 were $64.8 million, an increase of $38.8 million from 2005. This increase was largely due to a reversal of incentive compensation accruals during 2005 resulting from the severe hurricane losses experienced in that year. Incentive compensation accruals totaled $20.8 million in 2006 versus a negative $14.2 million in 2005.

Underwriting income was $165.2 million during 2006, resulting in a GAAP combined ratio of 67.6%. This compares to an underwriting loss of $854.5 million for 2005, which resulted in a GAAP combined ratio of 200.7%.

Gross Premiums Written

The following table summarizes our gross premiums, by line of business, within our Rated Reinsurance and Insurance segment for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
($ in millions)	2007		2006		2005

Property Catastrophe	$350.2	57.3%	$301.9	47.7%	$420.3	42.9%
Property Specialty	142.5	23.3	206.8	32.7	357.9	36.6
Other Specialty	118.3	19.4	124.3	19.6	200.4	20.5
Qualifying Quota Share	—	—	(0.3)	—	0.1	—
Gross premiums written	$611.0	100.0%	$632.7	100.0%	$978.7	100.0%
Gross premiums written (excluding reinstatement premiums)	$602.6		$616.4		$849.4

During 2007, our mix of premiums written changed significantly, as compared to 2006, mainly as a result of the following:

•                          A significant increase in excess of loss (Property Catastrophe) business resulting from a repositioning of the portfolio towards a lower concentration of proportional treaty (Property Specialty) business,

•                           An increase in Property Catastrophe writings within areas of broader geographic diversity than our historical book of business,

•                           A decline in casualty (Other Specialty) business written as rates have been declining and terms and conditions have weakened. Casualty business includes medical malpractice, public liability and catastrophe and/or clash layers for general liability and retrocessional accounts, predominantly on an excess of loss basis.

During 2006, our mix of premiums written changed modestly, as compared to 2005, mainly as a result of the following:

•                           A significant increase in excess of loss (Property Catastrophe) business resulting from strong demand, strong pricing and improved terms experienced post-hurricanes Katrina, Rita and Wilma. This increase was partially offset by a significant reduction in property retrocessional (Property Catastrophe) writings within this segment, as such premiums were predominantly written within our Collateralized Property Catastrophe Retrocessional segment beginning January 1, 2006,

•                           The expiration at December 31, 2005 of our quota share agreements with Aspen Re, representing approximately $60.0 million, which impacted our property specialty and other specialty lines of business.

During 2005 and 2006 we commuted all of our outstanding Qualifying Quota Share contracts.

Looking ahead to future periods, it remains difficult to predict the amount and mix of annual premiums we will write. Various factors will continue to affect our appetite and capacity to write risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations. The anticipated level of reinstatement premiums received in future periods will also be dependent upon the volume of catastrophic losses that occur.

Earned Reinsurance Premiums Ceded

The following table summarizes our earned reinsurance premiums ceded within our Rated Reinsurance and Insurance segment for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
($ in millions)	2007	2006	2005

Earned reinsurance premiums ceded	$128.1	$188.3	$154.9

As a percentage of gross premiums earned	20.5%	27.0%	15.4%

In the normal course of our business, we seek to limit losses that may arise from catastrophes or other events by reinsuring certain levels of risk in various areas of exposure with other third party insurers or reinsurers. As a result, the amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover, relevant terms and conditions and the nature of our gross premiums written during a particular period.

We purchase reinsurance to accomplish a number of objectives, including protecting our direct and assumed reinsurance portfolio against large risk losses, protecting us against certain catastrophes on our overall property writings and providing stop-loss protection against losses on our casualty, sabotage and terrorism writings.

As a result of the impact of catastrophes in 2005, the supply of reinsurance and retrocessional coverage contracted causing increases in the cost of traditional reinsurance. Certain non-traditional markets, such as hedge funds and investment banks, increasingly endeavored to provide reinsurance protection through Industry Loss Warranty (“ILW”) reinsurance protection. With ILWs, the cedant’s prospect of recovery is based on the size of the market loss, regardless of the cedant’s own ultimate net loss (“UNL”) which is protected in the case of a traditional reinsurance contract. ILWs require less underwriting due diligence and eliminate the risk of incurring a disproportionately large share of an industry loss from the cedant. For these reasons, ILWs may be seen as more attractively priced from the ceding company’s perspective than UNL covers. The availability of traditional reinsurance and ILW reinsurance is a function of market capacity, which is in turn a function of the perceived returns that retrocessional providers expect to earn, and their appetite and capacity for assuming risk.

As previously mentioned, in the fourth quarter of 2005 we purchased a significant amount of quota share protection against catastrophes to protect our 2005 underwriting year in-force book of business. This had a significant effect on our 2006 earned reinsurance premiums ceded.

All of our reinsurance purchases to date have represented prospective cover; meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that we have already incurred but have not yet paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. We also purchase ILW policies which provide coverage for certain losses, provided they are triggered by events exceeding a specified industry loss size.

In addition to the reinsurance described above, we also purchased fully-collateralized reinsurance-like coverage for losses sustained from qualifying hurricane and earthquake loss events as of December 31, 2005. We acquired this protection from Champlain Limited (“Champlain”), a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75.0 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15.0 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For that reason, this transaction is accounted for as a derivative, rather than a reinsurance transaction.

Net Premiums Earned

Net premiums earned during 2007 of $495.5 million, were largely unchanged as compared to 2006. Net premiums earned during 2006 of $510.1 million, were 30% lower than net premiums earned during 2005. The significant decrease in net premiums earned during 2006, versus those earned in 2005, was primarily due to significantly higher premium writings during 2005.

Loss and LAE

The following tables summarize our net loss and LAE and net loss and LAE ratios within our Rated Reinsurance and Insurance segment for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
($ in millions)	2007	2006	2005

Loss and LAE - current year losses	$213.9	$196.5	$1,527.8
Loss and LAE - prior year losses	(36.4)	(23.8)	(17.1)

Loss and LAE	$177.5	$172.7	$1,510.7

	Year Ended December 31,
	2007	2006	2005

Loss and LAE ratio - current year losses	43.1%	38.5%	180.1%
Loss and LAE ratio - prior year losses	(7.3)%	(4.7)%	(2.1)%

Loss and LAE ratio	35.8%	33.8%	178.0%

Net loss and LAE relating to current year losses were $213.9 million, $196.5 million and $1,527.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007 we recorded net losses of $88.6 million associated with windstorms Kyrill and Gonu, floods in Australia, floods in the U.K. (in June and July), and wildfires in California. During 2006 our single largest catastrophe loss, a series of U.S. tornadoes and hailstorms, amounted to less than $10 million. During 2005, we recorded net losses of $1,202.8 million from hurricanes Katrina, Rita, Wilma and Dennis and from European floods. The severity of these events served to increase our 2005 current year GAAP loss ratio by 141.8%.

The nature of our business means that losses, and the resulting loss ratios, can vary widely from period to period depending on the occurrence and severity of natural and man-made catastrophes.

Reinsurance recoveries netted against loss and LAE were $6.9 million, $31.2 million and $318.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of the reinsurance recoveries in 2005 related to hurricanes Katrina, Rita and Wilma.

Loss and LAE development – 2007

During the year ended December 31, 2007, we experienced $36.4 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of our business:

•                          Net estimated ultimate Property Catastrophe losses for prior years decreased by $4.0 million due to the re-assessment of loss and LAE reserves relating to several small loss events within our Property Catastrophe lines.

•                          Net estimated ultimate Property Specialty losses for prior years decreased by $26.6 million due primarily to claims emergence on our direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $5.8 million due to the re-assessment of loss and LAE reserves relating to several classes of business within our Other Specialty lines.

Loss and LAE development – 2006

During the year ended December 31, 2006, we experienced $23.8 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of our business:

•              Net estimated ultimate Property Catastrophe losses for prior years increased by $30.2 million due primarily to an increase in expected ultimate losses in our retrocessional book of business relating to the 2005 hurricanes, mainly Hurricane Wilma.

•              Net estimated ultimate Property Specialty losses for prior years decreased by $30.6 million due primarily to a decrease in expected ultimate losses for property risk excess claims.

•              Net estimated ultimate Other Specialty losses for prior years decreased by $19.9 million due primarily to a decrease in Marine losses relating to Hurricane Rita, decreases in expected losses on proportional contracts relating to the Aviation, Marine and Personal Accident classes of business and favorable commutations of a related group of Other Specialty contracts.

•              Net estimated ultimate Qualifying Quota Share losses for prior years decreased by $3.5 million due to favorable commutations of such contracts.

Loss and LAE development – 2005

During the year ended December 31, 2005, we experienced $17.1 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of our business:

•              Net estimated ultimate Property Catastrophe losses for prior years increased by $20.5 million due primarily to an increase in expected ultimate losses associated with hurricanes occurring in 2004 and Typhoon Songda.

•              Net estimated ultimate Property Specialty losses for prior years decreased by $24.3 million due primarily to an increase in ceded losses relating to hurricanes occurring in 2004.

•              Net estimated ultimate Other Specialty losses for prior years decreased by $17.7 million due to lower than expected claims frequency within this line of business.

•              Net estimated ultimate Qualifying Quota Share losses for prior years increased by $4.4 million. The variability of ultimate premiums and limited availability of underlying loss information within this line of business resulted in the need to strengthen prior year reserves.

The following tables presents information with respect to our gross loss and LAE reserves, by line of business, within our Rated Reinsurance and Insurance segment as of December 31, 2007 and 2006 and for the years then ended:

Gross Loss and LAE Reserves

(Millions)	Gross Reserves at Dec. 31, 2006	Change in Prior Years Estimates During 2007	Gross Losses Paid During 2007	Estimated Ultimate Losses During 2007	MUSIC Reserves Acquired During 2007	Gross Reserves at Dec. 31, 2007
Property Catastrophe	$388.6	$(9.9)	$(193.2)	$109.6	$—	$295.1
Property Specialty	372.9	(27.0)	(142.1)	57.6	—	261.4
Other Specialty	327.7	(8.0)	(97.8)	62.1	20.2	304.2
Total	$1,089.2	$(44.9)	$(433.1)	$229.3	$20.2	$860.7

(Millions)	Gross Reserves at Dec. 31, 2005	Change in Prior Years Estimates During 2006	Gross Losses Paid During 2006	Estimated Ultimate Losses During 2006	Gross Reserves at Dec. 31, 2006
Property Catastrophe	$868.9	$37.8	$(538.4)	$20.3	$388.6
Property Specialty	540.7	(9.6)	(261.6)	103.4	372.9
Other Specialty	353.5	(24.5)	(82.4)	81.1	327.7
Qualifying Quota Share	18.8	(4.6)	(14.2)	—	—
Total	$1,781.9	$(0.9)	$(896.6)	$204.8	$1,089.2

The following tables present information with respect to our net loss and LAE reserves, by line of business, within our Rated Reinsurance and Insurance segment as of December 31, 2007 and 2006 and for the years then ended:

Net Loss and LAE Reserves

(Millions)	Net Reserves at Dec. 31, 2006	Change in Prior Years Estimates During 2007	Net Losses Paid During 2007	Estimated Ultimate Losses During 2007	Net Reserves at Dec. 31, 2007
Property Catastrophe	$302.9	$(4.0)	$(163.8)	$101.5	$236.6
Property Specialty	271.6	(26.6)	(102.8)	55.0	197.2
Other Specialty	317.4	(5.8)	(94.6)	57.4	274.4
Total	$891.9	$(36.4)	$(361.2)	$213.9	$708.2

(Millions)	Net Reserves at Dec. 31, 2005	Change in Prior Years Estimates During 2006	Net Losses Paid During 2006	Estimated Ultimate Losses During 2006	Net Reserves at Dec. 31, 2006
Property Catastrophe	$719.8	$30.2	$(465.6)	$18.5	$302.9
Property Specialty	398.4	(30.6)	(197.8)	101.6	271.6
Other Specialty	341.3	(19.9)	(80.3)	76.3	317.4
Qualifying Quota Share	16.7	(3.5)	(13.2)	—	—
Total	$1,476.2	$(23.8)	$(756.9)	$196.4	$891.9

We estimated our gross and net loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein. We did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2007.

Our best estimate for our ending gross loss and LAE reserves at December 31, 2007, 2006 and 2005 was $860.7 million, $1,089.2 million and $1,781.9 million, respectively. Our best estimate for our ending net loss and LAE reserves at December 31, 2007, 2006 and 2005 was $708.2 million, $891.9 million and $1,476.2 million, respectively.

Acquisition Costs

The following table summarizes our acquisition costs incurred within our Rated Reinsurance and Insurance segment during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
($ in millions)	2007	2006	2005

Acquisition costs	$74.5	$107.4	$166.3

Profit commission component of acquisition costs	$6.8	$3.8	$6.8

Acquisition costs (which include brokerage costs, commissions and excise taxes) are generally driven by contract terms and are normally a set percentage of gross premiums written. Ceding commissions related to our reinsurance premiums ceded are presented as a reduction of the ceding commissions payable by us to brokers and intermediaries and are recognized as earned over the same period the corresponding premiums are expensed.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions totaled $6.8 million, $3.8 million and $6.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commission is expensed based on the estimated results of the subject contract. During 2006, we recorded $2.7 million of profit commission due to us on some of our retrocession agreements which reduced the net amount of profit commission expensed during that period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred within our Rated Reinsurance and Insurance Business during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
($ in millions)	2007	2006	2005

Fixed expenses	$60.5	$44.0	$40.2
Share based and other incentive compensation	24.1	20.8	(14.2)
General and administrative expenses	$84.6	$64.8	$26.0

The significant increase in our fixed expenses from 2006 to 2007 is primarily due to $10.8 million of incremental fixed costs incurred during 2007 associated with our newly established U.S., U.K. and Swiss operations. The 2007 increase is also the result of additional costs associated with upgrades to our information technology infrastructure and increased rent, operating and maintenance costs related to our new premises in Bermuda, which we moved into during the third quarter of 2006. The increase in fixed expenses from 2005 to 2006 is primarily due to additional costs associated with upgrades to our information technology infrastructure as well as the part-year increase in rent, operating and maintenance costs related to our new premises.

The significant increase in our incentive compensation from 2006 to 2007 is the result of: (i) having two cycles of performance shares outstanding versus only one cycle during 2006 (all performance shares issued for the 2005 - 2007 performance period were cancelled without payment as there was no expected payout related to this tranche due to the adverse financial effects of the 2005 hurricanes); (ii) having two cycles of restricted share units (“RSUs”) outstanding versus only one cycle outstanding during 2006 (we began utilizing RSUs as a primary source of our incentive compensation in 2006); and (iii) incurring approximately $0.9 million in incentive compensation during the second half of 2007 in connection with our newly established insurance and reinsurance operations. The significant increase in incentive compensation from 2005 to 2006 is primarily due to a 2005 reversal of all of our outstanding incentive compensation liabilities to zero due to the adverse financial effects of the 2005 hurricanes.

We anticipate that our general and administrative expenses will further increase during 2008, as compared to levels incurred in prior years, due to additional costs expected to be incurred associated with upgrading our IT infrastructure and additional costs expected to be incurred in connection with our ongoing process of building an infrastructure to support our new insurance and reinsurance initiatives.

COLLATERALIZED PROPERTY CATASTROPHE RETROCESSIONAL BUSINESS

Effective January 1, 2006, Blue Ocean began writing collateralized property catastrophe retrocessional business. Blue Ocean is presently consolidated into our consolidated financial statements and the portion of Blue Ocean’s earnings and shareholders’ equity held by third parties is recorded in our consolidated financial statements as minority interest.

Underwriting results for our Collateralized Property Catastrophe Retrocessional segment for the years ended December 31, 2007 and 2006 were as follows:

	Year ended December 31,
($ in millions)	2007	2006

Gross premiums written	$42.8	$94.8

Gross premiums earned	$61.7	$72.9
Earned reinsurance premiums ceded	—	—
Net premiums earned	61.7	72.9

Loss and LAE	—	—
Acquisition costs	(3.8)	(5.4)
General and administrative expenses (1)	(1.3)	(1.2)
Underwriting income	$56.6	$66.3

(1)          Shown net of intercompany underwriting and performance fees of $12.6 million and $14.9 million for the years ended December 31, 2007 and 2006, respectively.

Blue Ocean was formed in late 2005 in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following hurricanes Katrina, Rita and Wilma. While early pricing conditions for this segment were strong, increased competition and weaker demand experienced at the end of 2006 and throughout 2007 adversely impacted pricing. As a result, during 2007, Blue Ocean began returning capital to its shareholders and Blue Ocean Re ceased writing new business. Blue Ocean Re is not expected to write any new business during 2008.

Net premiums earned and acquisition costs decreased from 2006 to 2007 due to the sharp decline in gross premiums written during 2007 versus that of 2006. Net premiums earned also decreased from 2006 to 2007 due to the timing of premium writings. General and administrative expenses, consisting primarily of third party management fees, increased $0.1 million from 2006 to 2007 due to professional fees incurred in connection with the distributions made to Blue Ocean’s shareholders during 2007.

Blue Ocean did not incur any losses during the periods presented.

During 2007, Blue Ocean paid $249.0 million in dividends and distributions to its common and preferred shareholders and repurchased $55.0 million of its preferred shares. As a result, Blue Ocean’s total capital (defined as the sum of its debt, preferred shares and common shares) was $220.7 million as of December 31, 2007, as compared to $462.5 million at December 31, 2006.

In January 2008, Blue Ocean repaid its $75.0 million secured loan from a syndicate of lenders, repurchased all its remaining preferred shares outstanding and cancelled its $250.0 million letter of credit facility.

Net Investment Income and Total Return on Investments

The following table summarizes our consolidated net investment income and total investment return for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
($ in millions)	2007	2006	2005

Investment income	$139.8	$131.2	$90.5
Investment expenses	(7.3)	(5.4)	(3.5)
Net investment income	132.5	125.8	87.0
Net realized and unrealized gains (losses) - trading securities (1)	26.5	(2.1)	—
Net realized gains - available for sale securities	—	6.1	41.6
Net foreign exchange gains (losses) on investments	7.9	7.4	(6.9)
Net income from derivative instruments carried in other investments	4.7	2.8	—
Changes in fair value reflected in other comprehensive income (1)	(1.6)	58.5	(64.1)
Total return on investments ($)	$170.0	$198.5	$57.6

Weighted average investment portfolio, including cash	$2,986	$3,076	$2,576
Total return on investments (%)	5.7%	6.5%	2.2%

(1)          As of January 1, 2007, we adopted FAS 157 and FAS 159, which resulted in substantially all of our investments being carried at fair value with changes in fair value being reported as net realized and unrealized gains (losses) in our statement of operations. Prior to the adoption of FAS 157 and FAS 159, our available for sale investments were carried at fair value with changes in fair value being reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

Investment income increased in 2007 compared to 2006 due primarily to a shift in the portfolio away from U.S. government and U.S. government-sponsored enterprise securities to asset-backed and corporate securities of a longer average duration. This shift, coupled with a significant liquidation of Blue Ocean’s short-duration portfolio, served to modestly increase the average duration of our fixed maturities and cash equivalents to 1.5 years at December 31, 2007, from 1.3 years at December 31, 2006. Investment income increased in 2006 compared to 2005 due primarily to a significant increase in the weighted average size of the investment portfolio, mainly fixed maturity investments, resulting from the formation of Blue Ocean in December 2005. In addition, the weighted average size of the investment portfolio in 2005 had been lowered by the effects of the March 2005 payment of a $387.7 million special dividend to shareholders.

Investment expenses were higher during 2007, as compared to 2006, due mainly to a change in investment managers during the period. Investment expenses were higher during 2006, as compared to 2005, due mainly to a significant increase in the weighted average size of the portfolio.

Our total investment return decreased in 2007 compared to 2006 as increases in net investment income and foreign exchange gains were offset by lower net realized and unrealized investment gains. During 2006, we experienced significant realized and unrealized gains on our equity securities and convertible bonds. Our total investment return increased significantly in 2006 compared to 2005 due to increases in net investment income resulting from the higher weighted average size of the portfolio and the aforementioned increase in realized and unrealized gains. During 2005, we experienced significant net realized and unrealized losses on our fixed maturity portfolio due to market movements affecting bond prices.

Because we provide short-tail reinsurance and insurance coverage for losses resulting mainly from natural and man-made catastrophes, we could become liable to pay substantial claims on short notice. Accordingly, we have structured our investment portfolio to preserve capital and to provide us with a high level of liquidity, which means that the large proportion of our investment portfolio comprises shorter-term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises, corporate debt securities and mortgage-backed and asset-backed securities. We have also maintained investments in equity securities and other investments over the past few years and believe our returns will be higher over time as a result. During 2007, we began to modestly increase our exposure to equity securities and other investments in order to increase expected returns. We expect to continue this trend in future periods.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) during the years ended December 31, 2007, 2006 and 2005 were $6.1 million, $10.8 million and $(10.0) million, respectively. Our net foreign exchange gains (losses) arise from the effects of fluctuations in exchange rates relating to our investments, premiums receivable and loss reserves that are denominated in foreign currencies. The foreign exchange gains (losses) during 2007, 2006 and 2005 are primarily due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact.

Our investments, premiums receivable and loss reserves denominated in currencies other than the U.S. dollar are exposed to foreign currency risk as fluctuations in exchange rates may affect our financial results in the future. As a result, from time to time, we have entered into foreign currency exchange agreements as described below.

Net Expense from Derivative Instruments

During the years ended December 31, 2007 and 2006, we recorded net expense from derivative instruments of $0.3 million and $9.9 million, respectively. These amounts relate the following instruments: (i) catastrophe bond protection purchased from Champlain (the “CAT Bond Protection”); (ii) an Industry Loss Warranty contract (the “ILW Contract”); (iii) a Catastrophe Bond Total Rate of Return Swap Facility (the “CAT Bond Facility”) and (iv) foreign currency exchange agreements (the “Foreign Exchange Contracts”). Each of these instruments is described in detail below:

CAT Bond Protection

In December 2005, we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from Champlain, as previously mentioned.

Contract payments expensed in connection with the CAT Bond Protection are calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche and totaled $11.9 and $11.8 million for the years ended December 31, 2007 and 2006, respectively. This expense was recognized as a component of net revenue (expense) from derivative instruments in our statement of operations. In addition, during 2006 we incurred $1.9 million in one-time setup costs associated with the CAT Bond Protection.

This transaction had a fair value of zero as of December 31, 2007 and 2006.  Since the inception of the CAT Bond Protection, no industry loss event has occurred that would trigger a recovery by us.  Should an industry loss event triggering a recovery by us occur during future periods, it would result in our recording the expected ultimate recovery as a component of net revenue (expense) from derivative instruments in our statement of operations.

ILW Contract

In August 2007, we entered into the ILW Contract with a third party under which qualifying loss payments are triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured. The ILW Contract provides the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount during the period from August 14, 2007 to August 13, 2008. The ILW Contract covers losses resulting from all natural perils within the U.S. and is carried at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue 99-2, “Accounting for Weather Derivatives.” The fair value of the ILW Contract of $0.6 million was derived based on unobservable inputs (Level 3 inputs as defined in FAS 157) and is included as a component of other liabilities in our consolidated balance sheet at December 31, 2007. Changes in the fair value of the ILW Contract, including those triggered by a covered loss event, are included as a component of net revenue (expense) from derivative instruments in our statement of operations and are determined based on an internal underwriting model.

During the year ended December 31, 2007, we recorded $3.1 million in revenue under the ILW Contract. Since the inception of the ILW Contract, no industry loss event has occurred that would trigger a payment to us.

CAT Bond Facility

In June 2006, we entered into the CAT Bond Facility under which we are entitled to receive contract payments from a third party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value is marked to market over the terms of the bonds; the difference is settled on a monthly basis. These marked-to-market adjustments, in addition to any interest earned on the bonds, are included as a component of net revenue (expense) from derivative instruments in our statement of operations. The fair value of the CAT Bond Facility as of December 31, 2007 and 2006 of $1.8 million and $0.2 million, respectively, is recorded in other investments and is derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157). The counterparty’s exposure under the CAT Bond Facility is collateralized by a lien over a portfolio of our investment grade securities which equals the amount of the facility utilized, after adjustments for credit quality. As of December 31, 2007 and 2006, we had entered into several CAT Bond Facility transactions having a combined notional capital amount of $70.7 million and $48.7 million, respectively, and recorded net revenues of $5.3 and $1.3 million, respectively, for the years then ended.

Foreign Exchange Contracts

From time to time we have entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies; rather, they allow us to establish a rate of exchange at a future point in time. The foreign currency contracts are recorded as other investments at fair value with changes therein recorded as a component of net revenue (expense) from derivative contracts in our statements of operations. The fair value of the foreign currency contracts is derived based on inputs that are observable for the assets, either directly or indirectly (Level 2 inputs as defined in FAS 157). At December 31, 2007 and December 31, 2006, we were a party to outstanding foreign currency exchange agreements having a gross notional exposure of $86.9 million and $64.6 million, respectively, and recorded net revenues of $3.2 and $2.5 million, respectively, for the years then ended.

Other Revenue

Our other revenue is comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms, fees earned by MCA as sub-advisor to the Pioneer Diversified High Income Trust (the “Pioneer Fund”) and ceding commissions and incentive fees relating to our investment in Rockridge Reinsurance Ltd. (“Rockridge”), a former affiliate that ceased its operations in 2006. The following table summarizes our consolidated other revenue for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
($ in millions)	2007	2006	2005

Interest on funds advanced	$1.8	$4.9	$—
Pioneer Fund sub-advisor fees	0.2	—	—
Ceding commissions and fees from Rockridge	—	3.4	0.8

Other revenue	$2.0	$8.3	$0.8

MCA began serving as sub-advisor to the Pioneer Fund, a publicly traded closed-end fund offering investors exposure to event-linked bonds known as catastrophe bonds, as well as other fixed income instruments, during the second half of 2007. We are not an investor in the Pioneer Fund.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
($ in millions)	2007	2006	2005

Interest expense - Senior Notes	$15.3	$15.3	$15.3
Interest expense - Junior Subordinated Debt Securities	8.7	8.6	—
Interest expense - Blue Ocean Debt	5.3	0.5	—
Letter of credit fees and other financing expenses	5.2	3.8	2.5

Total interest and other financing expenses	$34.5	$28.2	$17.8

Senior Unsecured Debt (“Senior Notes”)

During 2003, we issued $250.0 million of senior unsecured debt. The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013. The unamortized carrying value of the Senior Notes at December 31, 2007 and December 31, 2006, was $249.3 million and $249.2 million, respectively.

Junior Subordinated Debt Securities (“Junior Notes”)

In January 2006, through Montpelier Capital Trust III, we participated in a private placement of $103.1 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued all of its issued and outstanding common securities to us for a purchase price of $3.1 million which is carried in other investments in our consolidated balance sheet and is valued on the equity method of accounting.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase the Junior Notes, due March 30, 2036, in the principal amount of $100.0 million issued by the Company. The Junior Notes bear interest at the same rates as the Trust Preferred Securities discussed above.

Blue Ocean Debt

In November 2006, Blue Ocean obtained a secured loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”). The Blue Ocean Debt had an initial maturity date of February 28, 2008. The Blue Ocean Debt bore interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points. The Blue Ocean Debt was repaid in full on January 18, 2008.

Letter of Credit Fees and Other Financing Expenses

In the normal course of business, Montpelier Re and MCL provide letters of credit for the benefit of their clients. In addition, the Company and Montpelier Re maintained a $50 million unsecured revolving credit facility at December 31, 2007. These arrangements are described in detail herein. See “Liquidity and Capital Resources” contained in Item 7 herein.

Minority Interest Expense

Our minority interest expense for 2007 and 2006 of $31.9 million and $39.3 million, respectively, represents the portion of Blue Ocean’s net income attributable to its minority shareholders.

Income Taxes

During each of the years ended December 31, 2007 and 2006, we recorded $0.1 million of U.K. income tax expense related to the operations of MMSL.

Our newly established U.S. domiciled subsidiaries are subject to U.S. income taxes. During the year ended December 31, 2007, these subsidiaries incurred a $5.2 million U.S. net operating loss. Due to the start-up nature of these operations, and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we established a $1.8 million U.S. deferred tax valuation allowance at December 31, 2007. This net operating loss may be carried forward to offset future U.S. income tax liabilities through 2027.

Our newly established U.K. domiciled subsidiaries are subject to U.K. income taxes. During the year ended December 31, 2007, these subsidiaries incurred a $3.0 million U.K. net operating loss. Due to the start-up nature of these operations, and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we established a $0.8 million U.K. deferred tax valuation allowance at December 31, 2007. This net operating loss may generally be carried forward to offset future U.K. income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes which, for each of the periods presented, were de minimis.

II.             Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies heavily on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends and distributions to shareholders. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $.075 per common share per quarter. Any future determination to pay dividends or distributions to our shareholders will be at the discretion of our Board of Directors and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments. The primary uses of cash for our operating subsidiaries are payments of loss and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities. As of December 31, 2007, our cash equivalents and fixed maturities had an average credit quality of AA+ and an average duration of 1.5 years. Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

The Company and Montpelier Re also maintain a $50.0 million unsecured operational revolving credit facility which, through June 2008, can be used to meet its liquidity needs. As of December 31, 2007, this facility was undrawn.

During the years ended December 31, 2007, 2006 and 2005, we were able to meet all of our cash obligations. We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of December 31, 2007 and 2006:

	December 31,
(Millions)	2007	2006
Senior Notes	$249.3	$249.2
Junior Subordinated Debt	103.1	103.1
Blue Ocean Debt	75.0	75.0
Total Debt	$427.4	$427.3

Minority Interest - Blue Ocean	88.7	238.4
Common Shareholders’ Equity	1,653.1	1,492.9

Total Capital	$2,169.2	$2,158.6

Our common shareholders’ equity at December 31, 2007 was $1,653.1 million, which is net of an accumulated retained deficit of $43.6 million. Our total capital increased by $10.6 million during 2007 as our comprehensive net income for the year exceeded our dividends and distributions to shareholders, our repurchases of common shares and warrants and Blue Ocean’s capital distributions to its minority shareholders.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re and MCL Re provide letters of credit for the benefit of their clients. These letter of credit facilities were secured by cash and investments totaling $819.7 million at December 31, 2007. The following table outlines these credit facilities as of December 31, 2007:

Secured operational letter of credit facilities:	Credit Line	Usage	Expiry Date

Syndicated facility: Tranche B	$225.0	$146.5	Aug. 2010
Syndicated 5-year facility	$500.0	$48.5	June 2011
Syndicated 5-year facility	$250.0	$217.5	June 2012
Bilateral facility A	$100.0	$49.8	None
Lloyd’s standby facility	£74.0	£73.9	Dec. 2012

In addition, the Company and Montpelier Re also maintained the following unsecured revolving credit facility at December 31, 2007:

Unsecured operational revolving credit facility:	Credit Line	Usage	Expiry Date

Syndicated one-year facility	$50.0	$—	June 2008

In August 2005, Montpelier Re amended Tranche B of its syndicated facility. The amendment served to revise the facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.

In November 2005, Montpelier Re entered into a Standing Agreement for up to $100.0 million in letters of credit with The Bank of New York, known as Bilateral facility A.

In June 2006, Montpelier Re amended its Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks. This amendment served to revise the facility from a one-year secured $1.0 billion facility to a secured $500.0 million facility, which expired in June 2007, and a five-year secured $500.0 million facility.

In June 2007, Montpelier Re entered into a new five-year secured $250.0 million letter of credit facility and the Company and Montpelier Re entered into a new one-year unsecured $50.0 million revolving loan and letter of credit facility.

In June 2007, the Company, Montpelier Re and MCL entered into a secured £74.0 million standby letter of credit facility through December 31, 2012, which will be used specifically as Funds at Lloyd’s to support business to be underwritten by Syndicate 5151.

The agreements governing these facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements. In addition, the syndicated secured facilities, the Lloyd’s standby facility and the syndicated unsecured revolving credit facility each require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++. If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of December 31, 2007 and 2006, the Company and Montpelier Re were in compliance with all covenants.

In May 2006, Blue Ocean Re amended its Standing Agreement for Letters of Credit with the Bank of New York which served to revise the facility from $75.0 million to $250.0 million. This facility was not in use at December 31, 2007, and was cancelled by Blue Ocean Re in January 2008.

Trust Agreements

In the normal course of business, Blue Ocean Re establishes trust funds for the benefit of ceding companies. As of December 31, 2007 and 2006, Blue Ocean Re held restricted assets in trust consisting of cash and cash equivalents of $35.5 million and $35.5 million, respectively, and fixed maturity investments of $153.7 million and $335.6 million, respectively.

Forward Sale Agreements and Share Issuance Agreement

In May 2006, we entered into two equity forward sale agreements (the “Forward Sale Agreements”), one expiring in March 2007 and one expiring in March 2008, under which we agreed to sell (subject to our right to cash settle or net share settle such agreements) an aggregate of between 9,796,388 and 15,694,800 common shares to a third party (the “forward counterparty”) in exchange for proceeds of approximately $180 million (subject to prior prepayment and assuming no subsequent repayment pursuant to the terms of such agreements). The forward counterparty subsequently sold a total of 15,694,800 common shares in order to hedge its position under the Forward Sale Agreements.

The number of common shares to be sold in return for these proceeds is a function of the share price as well as the terms of the contract. If the share price on a given settlement date falls within the contractual floor and cap prices, the number of common shares sold to the forward counterparty will equal the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in no economic benefit or cost to us. If the share price on a given settlement date is above the cap price, the number of common shares sold to the forward counterparty will be more than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic cost to us. If the share price on a given settlement date is below the floor price, the number of common shares sold to the forward counterparty will be less than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic benefit to us.

In March 2007, we notified the forward counterparty of our election to settle, in net common shares, the entire first Forward Sale Agreement which related to up to 7,774,800 common shares. In the course of that settlement, as the valuation price per common share for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries of common shares were required to be made by us or the forward counterparty.

In December 2007, the Company and the forward counterparty amended the remaining Forward Sale Agreement, which relates to up to 7,920,000 common shares and proceeds of $89.1 million. The primary results of the amendment were to bifurcate the remaining Forward Sale Agreement into two tranches, extend the term of the remaining Forward Sale Agreement and increase the forward cap price for each tranche.

Pursuant to the terms of the amendment, the remaining Forward Sale Agreement was divided into two tranches, each relating to 3,960,000 common shares. Each tranche is comprised of twenty separate components, each relating to 198,000 common shares. Subject to our right to elect cash or net share settlement with respect to all of or a portion of the components of either tranche, or to terminate early or otherwise accelerate settlement of any component of either tranche, we will issue common shares to the forward counterparty: (i) in the case of the first tranche, over a twenty business day period beginning on October 8, 2009 based upon the price of common shares over a twenty trading-day period beginning on October 5, 2009; and (ii) in the case of the second tranche, over a twenty business day period beginning on November 11, 2009 based upon the price of common shares over a twenty trading-day period beginning on November 6, 2009.

Also pursuant to the terms of the amendment, the forward cap price of the remaining Forward Sale Agreement was increased from $18.375 to $22.00 per common share in the case of the first tranche, and from $18.375 to $23.00 per common share in the case of the second tranche. The amendment did not change the forward floor price which remains at $11.25 per common share. As a result, upon full physical settlement of any component of the Forward Sale Agreement, if the relevant volume-weighted average per share price of common shares on the valuation date for such component is greater than the increased forward cap price, we will issue to the forward counterparty a number of common shares equal to 51.1364% of the number of common shares underlying such component in the case of the first tranche, and 61.2245% of the number of common shares underlying such component in the case of the second tranche.

During periods in which our average share price exceeds the forward cap price, the Forward Sale Agreement will have a dilutive impact on diluted earnings per share and, during periods in which our fully converted tangible book value per share exceeds the forward cap price, the Forward Sale Agreement will have a dilutive impact on fully converted book value per share.

We made a $3.9 million cash payment to the forward counterparty for the amendment of the Forward Sale Agreement, which we recorded as a reduction of additional paid-in capital.

In connection with the Forward Sale Agreements described above, in May 2006 we entered into a Share Issuance Agreement with the forward counterparty. Under the terms of the Share Issuance Agreement, we issued 15,694,800 common shares during 2006 to the forward counterparty for payment equal to the par value of such common shares. As a result of the settlement of the first Forward Sale Agreement, in May 2007 we repurchased and retired 7,774,800 of these common shares for payment of the par value of such common shares. As a result, we continue to have 7,920,000 common shares issued and outstanding under the Share Issuance Agreement at December 31, 2007.

We may terminate the Share Issuance Agreement at any time. Upon any termination of the Share Issuance Agreement, the common shares issued to the forward counterparty thereunder (or other common shares) must, subject to compliance with Bermuda law, be repurchased for cancellation for nominal consideration by us. The forward counterparty has agreed to post and maintain collateral with a third party as security for certain of its obligations as required under the terms of the Share Issuance Agreement.

Any common shares issued to the forward counterparty will be issued and outstanding for company law purposes, and accordingly, the holders of such shares will have all of the rights of a holder of our issued and outstanding common shares, including the right to vote the shares on all matters submitted to a vote of our shareholders and the right to receive any dividends or other distributions that we may pay or make on our issued and outstanding common shares. However, under the Share Issuance Agreement, the forward counterparty has agreed to pay to us an amount equal to any cash dividends or distributions that are paid on the issued shares and to pay or deliver to the us any other distribution, in liquidation or otherwise, on the issued common shares.

In view of the contractual undertakings of the forward counterparty under the Share Issuance Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the common shares, we believe that, under GAAP currently in effect, the common shares issued thereunder should not be considered outstanding for the purposes of computing and reporting earnings per share or fully converted book value per share.

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2007:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total

Loss and LAE	$360.4	$336.2	$121.5	$42.6	$860.7
Debt	75.0	—	—	352.4	427.4
Interest and other finance expenses	26.7	47.7	47.7	208.4	330.5
Unfunded investment commitments	39.0	—	—	—	39.0
Noncancellable operating leases	5.6	10.4	8.9	11.8	36.7
CAT Bond Protection	11.9	0.2	—	—	12.1

Total contractual obligations	$518.6	$394.5	$178.1	$615.2	$1,706.4

Our loss and LAE reserves do not have contractual maturity dates.  However, based on historical payment patterns, the preceding table includes an estimate of when we expect our loss reserves will be paid.  As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities.

Off-Balance Sheet Arrangements

We have entered into several derivative transactions as of December 31, 2007; the CAT Bond Protection; the ILW Contract; the CAT Bond Facility; the Foreign Exchange Contracts; and the Forward Sale Agreements and Share Issuance Agreement.  Each of these transactions constitute an off-balance sheet arrangement.

Excluding the derivative transactions outlined above, we are not involved in any other off-balance sheet transaction, agreement or other contractual arrangement, to which an unconsolidated entity is a party, that is believed to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

For the Year ended December 31, 2007

During 2007, our cash flows provided from operations totaled $100.1 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $361.2 million.

During 2007, our cash flows provided from investing activities totaled $500.6 million resulting primarily from $451.3 million of net sales and maturities of fixed maturities and a $122.3 million net disposition of securities lending collateral.

In November 2007, we acquired MUSIC for $9.8 million and acquired, as part of the acquisition, $3.1 million of cash and cash equivalents.

In May 2007, we repurchased from White Mountains, through a private transaction, 939,039 common shares and 7,172,375.5 outstanding warrants to acquire common shares for a total purchase price of $65.0 million.

During 2007, we repurchased 3,776,989 common shares, through a series of public transactions, for a total purchase price $63.8 million of which $4.1 million was unsettled at December 31, 2007.

In December 2007, we paid $3.9 million to the forward counterparty to amend the Forward Share Agreement.

During 2007, we paid $29.9 million in cash dividends and distributions to our common shareholders and warrant holders.

During 2007, Blue Ocean paid a total of $15.0 million in cash dividends to holders of its preferred shares, of which $9.9 million was paid to minority holders.

In June 2007, Blue Ocean repurchased $55.0 million of its preferred shares, of which $36.5 million was repurchased from minority holders.

In June 2007, Blue Ocean paid $72.0 million in cash dividends and paid $162.0 million in cash distributions to holders of its common shares, of which $41.6 million and $93.6 million, respectively, were paid to minority holders.

During 2007, we experienced a $122.3 million net reduction in securities lending payable.

For the Year ended December 31, 2006

During 2006, our cash flows used for operating activities totaled $191.3 million (excluding net purchases of trading securities) which resulted primarily from net paid losses of $757.0 million exceeding premiums received, net of acquisition costs.

During 2006, our cash flows used for investing activities totaled $263.1 million (including net purchases of trading securities) resulting primarily from purchases of fixed maturity investments relating to the formation of Blue Ocean.

During 2006, we issued the Junior Subordinated Debt and the Blue Ocean Debt and received cash proceeds of $173.3 million.

In May 2006, we entered into a purchase agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares and received net cash proceeds of $99.5 million.

During 2006, Blue Ocean received $66.5 million in cash proceeds from issuances of preferred and common shares to minority holders.

During 2006, we paid $30.0 million in cash dividends and distributions to common shareholders and warrant holders.

For the Year ended December 31, 2005

During 2005, our cash flows provided from operating activities totaled $105.1 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $489.3 million.

During 2005, our cash flows provided from investing activities totaled $103.7 million resulting primarily from a $105.3 million net disposition of securities lending collateral.

In September 2005, we publicly sold 25,850,926 common shares and received net cash proceeds of $602.0 million.

In December 2005, Blue Ocean received $133.9 million in cash proceeds from issuances of preferred and common shares to minority holders.

During 2005, we paid $496.8 million in cash dividends and distributions to common shareholders and warrant holders, which included a special dividend paid in March 2005 of $387.7 million.

During 2005, we experienced a $105.3 million net reduction in securities lending payable.

III.         Summary of Critical Accounting Estimates

Loss and LAE Reserves

Loss and LAE reserves are estimates of amounts needed to pay losses and related expenses in the future for insured events that have already occurred.  The process of estimating loss and LAE reserves involves a considerable degree of judgement and is inherently uncertain.

Our primary focus is on short-tail property treaty reinsurance, written on both an excess of loss and proportional basis. We also underwrite certain direct insurance and casualty specialty risks.

In general, loss and LAE relating to short-tail property risks are reported and settled more promptly than those relating to long-tail risks, including the majority of casualty risks. However, the timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, whether the losses are from policies in force with primary insurers or with reinsurers and where we fall within the cedant’s overall reinsurance program.

Our loss and LAE reserves include both a component for outstanding case reserves for claims which have been reported and a component for IBNR for claims that have not been reported. Our case reserve estimates are initially set on the basis of loss reports received from third parties. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies.

Our IBNR reserves are determined using various actuarial methods as well as a combination of our own historical loss experience, historical insurance industry loss experience, estimates of pricing adequacy trends, and our professional judgment. In the case of our reinsurance business, we also take into account ceding company reports on IBNR reserves in making our estimates, however, these are rarely provided. The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserve.

We utilize a reserving methodology that calculates a point estimate for our ultimate losses. The point estimate represents management’s best estimate of ultimate loss and LAE. We review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles. The Audit Committee of our Board of Directors also reviews our quarterly and annual reserve analysis.

The nature and extent of management judgment involved in the reserving process depends upon whether the subject business is insurance or reinsurance and whether it is written on an excess of loss or a proportional basis.

Loss reserve estimates are not precise in that they deal with the inherent uncertainty of future contingent events. Estimating loss reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation and demand surge. These estimates and judgments are based on numerous factors, and may be revised as additional experience or other data becomes available and is reviewed, as new or improved methodologies are developed, or as current laws change.

Most of our reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes, terrorism, large individual property risks, and aviation risks. Given the high-severity, low-frequency nature of these events, the losses typically generated do not lend themselves to traditional actuarial reserving methods. Therefore, our reserving approach for these types of coverages is generally to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We generally estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

The two primary bases for estimating the ultimate loss associated with a particular event and cedant are (a) actual and precautionary claims advices received from the cedant; and (b) the nature and extent of the impact the event is estimated to have on the industry as a whole. This reserving approach is generally applied to all large events. Immediately after the event, the estimated industry market loss, applied against our book of business, is the primary driver of our ultimate loss from such event. In order to estimate the nature and extent of the event, we rely on output provided by commercially available catastrophe models, as well as proprietary models developed in-house. The exposure of each cedant potentially affected by the event is analyzed on the basis of this output. As the amount of information received from cedants increases during the period following an event, so does our reliance on this correspondence. The quality of the cedant’s historical evaluation of losses and loss information received from other cedants in relation to the same event are considered as we shift weight from industry loss-based estimates to specific cedant information.

While the approach we use in reserving for large events is generally consistent for large events, at any point in time the particular reserving assumptions applied to an individual contract may vary. The assumptions for a specific contract may depend upon the class of business, historical reporting patterns of the cedant, whether or not the cedant provides an IBNR estimate, how much of the loss has been paid, the number of underlying claims still open and other factors. For example, the expected loss development for a contract with 1% of claims still outstanding would likely be less than for a contract with 50% of claims still open.

Since our loss reserve estimate is based principally on assumptions made individually for each loss event and contract, there is significant variability which cannot be quantified at any level of aggregation which is meaningful in the context of our financial reporting. Following a major catastrophic event, the possibility of future litigation or legislative change that may impact interpretation of policy terms further increases the degree of uncertainty in the reserving process.

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

Since we rely on estimates of paid losses, case reserves, and IBNR reserves provided by ceding companies in order to assist us in estimating our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures include, for example, the comparison of expected premiums to reported premiums to help us identify delinquent client periodic reports, ceding company audits to facilitate loss reporting and identify inaccurate or incomplete claim reporting, and underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We also use catastrophe model output and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants. In addition, each subsequent year of loss experience with a given cedant provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls process on an ongoing basis, and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop. Since our follow up actions form part of our normal due diligence process in claims handling matters, we do not capture data which records the extent to which ceding company claims are subsequently adjusted as a result of these activities alone, nor is it possible to determine the extent to which our actions influence the accuracy of subsequent cedant reporting. However, unreliable reporting is a factor which influences our underwriters’ willingness to offer terms to potential cedants. We believe that our diligence in these matters promotes better reporting by brokers and cedants over the long term. In our relatively short history, disputes with ceding companies have been rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions.

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

Estimating loss reserves for our small book of longer-tail casualty reinsurance business, which can be either on an excess of loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as these factors become apparent we will adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2007 and 2006, we recorded gross loss and LAE reserves related to our casualty business of $191.9 million and $156.6 million, respectively.

We do not typically experience significant claims processing backlogs. Following a major catastrophic event, claims processing backlogs may occur. At December 31, 2007 and 2006, we did not have a significant backlog in either our insurance or reinsurance claims processing.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in loss and LAE significantly greater or less than the reserves initially established. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or reducing our results if the prior year reserves prove to be insufficient. We expect volatility in our results in periods that significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that our actual losses will not exceed our total reserves. Any adjustments for reserves are reflected in our loss and LAE during the period in which they become known.

The following tables provide the details of our gross case reserves and IBNR, by line of business, at December 31, 2007 and 2006:

(Millions)	Gross IBNR at Dec. 31, 2007	Gross Case Reserves at Dec. 31, 2007	Gross Reserves at Dec. 31, 2007
Property Catastrophe	$149.7	$145.4	$291.5
Property Specialty	108.5	152.9	261.4
Other Specialty	200.5	103.7	304.2
Total	$458.7	$402.0	$860.7

(Millions)	Gross IBNR at Dec. 31, 2006	Gross Case Reserves at Dec. 31, 2006	Gross Reserves at Dec. 31, 2006
Property Catastrophe	$132.9	$240.0	$372.9
Property Specialty	165.7	222.9	388.6
Other Specialty	183.9	143.8	327.7
Total	$482.5	$606.7	$1,089.2

We have determined that our best estimates for gross loss and LAE reserves at December 31, 2007 and 2006 were $860.7 million and $1,089.2 million, respectively. Of this estimate, at December 31, 2007 and 2006,  $66.6 million and $66.7 million related to our insurance business, respectively, and $794.1 and $1,022.5 million related to our reinsurance business, respectively.

We have determined that our best estimate for loss and LAE reserves net of reinsurance ceded (as discussed below) at December 31, 2007 and 2006 was $708.2 million and $891.9 million, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and LAE reserves. As discussed above, due to the low frequency and high severity nature of our business, our reserving methodology involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis with our aggregate loss reserves being the sum of the individual reserves established per contract. Favorable development of prior period net losses incurred as a percentage of our net loss reserves across all underwriting years were 4.1%, 1.6%, 3.8%, 40.3% and 44.9% for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Based on our experience during 2007, 2006 and 2005, and the current makeup of our loss reserves, we believe it is reasonably likely that our net loss and LAE reserves could increase or decrease by up to 10% from current amounts. In view of our small base of our net reserves prior to 2004, arising from both our short period of operations and the low number of catastrophes which occurred during those years, we do not believe that our experience prior to 2005 is a reliable indicator of the potential variability in our current reserves. At that time, a relatively small dollar movement in loss and LAE reserves resulted in a large percentage change. By contrast, at December 31, 2007, we have a larger loss and LAE reserve base and a more mature book of business, which provides us with a higher level of confidence in the level of percentage variability of loss and LAE reserves.

As of December 31, 2007 and 2006, we estimate that a 10% change in our net loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by $70.8 million and $89.2 million, respectively. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense or other corporate expenses.

Premiums

Though we are principally a provider of reinsurance, we write both insurance and reinsurance contracts. Insurance policies are written based on agreed upon terms and conditions which includes a stated premium for coverages provided.  The stated premium within the underlying contract is then recorded as written premium at the effective date of the policy.  In general, if the terms and conditions subsequently change during the policy period, either through policyholder request or underwriting audit, the policy would be endorsed to reflect the change in coverage.  This endorsement usually generates a change to the policy premium which is then recorded as an adjustment to written premium for the policy term.

Our assumed reinsurance premium is written on an excess of loss or on a pro-rata basis. Reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate such premiums when purchasing reinsurance coverage. For the majority of excess of loss contracts, including  insurance contracts, a deposit premium is defined in the contract wording. The deposit premium is based on the ceding companies’ estimated premiums, and this estimate is recorded as written premium in the period the underlying risks incept. In the majority of cases, this premium is adjustable at the end of the contract period to reflect the changes in underlying risks in-force during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which normally within six months to one year subsequent to the expiration of the policy. To date these adjustments have not been significant.

Generally, on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified in the contract, an estimate of written premium is recorded in the period in which the underlying risks incept. The premium estimate is based on information provided by ceding companies. At the inception of the contract the ceding company estimates how much premium it expects to write during the year, and this estimate serves as the basis of our gross written premium.  When the actual premium is reported by the ceding company, which may be on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

We regularly evaluate the appropriateness of these premium estimates based on the latest information available, which includes actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, and a continuing assessment of relevant economic conditions. Any adjustments to premium estimates are recorded in the period in which they become known. Adjustments to original premium estimates could be material and may significantly impact earnings in the period they are determined.

Excess of loss contracts can include contract terms that require the mandatory reinstatement of coverage. Generally, reinstatement premiums assumed and ceded by us are triggered by losses. The reinstatement premium is generally calculated on the basis of (a) a fixed percentage (normally 100%) of the deposit premium and (b) the proportion of the original limit exhausted.  In a year of large individual losses, reinstatement premiums will be higher than in a year in which there are no such large loss events. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We accrue reinstatement premiums based on case reserves reported by ceding companies and on management’s best estimate of IBNR reserves.  Generally pro-rata contracts do not contain provisions for the reinstatement of coverage.

Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, the timeliness of cedants’ past payments and the status of current balances owing. In addition, management may also review the financial statements of ceding companies. Based on this assessment, management established an allowance of $0.8 million as of December 31, 2007.  As of December 31, 2006,  no provision for doubtful accounts was necessary.

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

Reinsurance Ceded

In the normal course of our business, we purchase reinsurance from third parties in order to manage our exposures.  All of our reinsurance purchases to date have represented prospective cover; meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that we have already incurred but have not yet paid. The majority of our reinsurance contracts are excess of loss contracts covering one or more lines of business. To a lesser extent, we have also purchased quota share reinsurance with respect to specific lines of our business. We also purchase ILW policies which provide us with coverage for certain losses we incur provided they are triggered by events exceeding a specified industry loss size.

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

In addition to the reinsurance described above, we also purchased fully-collateralized reinsurance-like coverage for losses sustained from qualifying hurricane and earthquake event loss events as of December 31, 2005.  We acquired this protection from Champlain, a Cayman Islands special purpose vehicle, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75.0 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15.0 million coverage provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us.  For that reason, this transaction is accounted for as a derivative, rather than a reinsurance transaction.

Reinsurance recoverable on paid and unpaid loss and LAE includes amounts due to us from reinsurance companies for paid and unpaid loss and LAE based on contracts in force. For excess of loss reinsurance, in some cases the attachment point and exhaustion of these contracts are based on the amount of our actual losses incurred from an event or events. In other cases, our recovery is dependent on an amount of industry loss as well as our own incurred losses.

The recognition of reinsurance recoverable requires two key judgments. The first involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR.  The second relates to the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or other reasons. As of December 31, 2007 and 2006, we recorded $16.8 and $7.8 million in reinsurance recoverable on paid losses, respectively, and $152.5 and $197.3 million in reinsurance recoverable on unpaid losses, respectively.  Based on a review of the financial condition of the reinsurers and other factors, we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered necessary as of December 31, 2007 and 2006.

Share Based Compensation

The LTIP is our primary long-term incentive plan and was approved by our shareholders in May 2007. Incentive awards that may be granted under the LTIP consist of share appreciation rights, RSUs and performance shares.  There are currently no grants of share appreciation rights outstanding under the LTIP.

Performance Shares

At target payout, each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, the value of each performance share is adjusted to represent a harvest of between zero and 200% of target depending on the achievement of specific performance criteria relating to our operating and financial performance over the period. At the discretion of our Compensation and Nominating Committee, any final payment in respect of such performance shares may take the form of cash, common shares or a combination of both.

Since performance shares are contingently payable, we initially accrue the projected performance share expense based on: (i)  the number of performance shares granted; (ii) the closing price of our common shares at the date of grant; and (iii) an assumed 100% harvest ratio. Beginning at the mid-point of the performance cycle, and every subsequent quarter thereafter, we re-assess the projected results for each outstanding performance share cycle and adjust our performance share accrual as necessary based on: (i) the number of performance shares granted; (ii) the current price of our common shares as of the balance sheet date; and (iii) our current estimate of the ultimate harvest ratio.  As a result, in the latter half of any performance share period, we may experience significant volatility in our performance share expense as the harvest ratio and the market price of our common shares fluctuate.

The primary performance target (that resulting in a 100% harvest) for all participants with respect to performance shares granted for the 2005-2007, 2006-2008 and 2007-2009 performance periods is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk based capital.

With respect to the 2005-2007 performance period, 400,000 performance shares were granted to employees. Due to the impact of severe hurricane losses on our 2005 results, the estimated harvest ratio for this performance period was reduced to 0% during the 2005 third quarter.  This action resulted in an immediate performance share liability reversal of $2.8 during 2005.  We also reversed other pre-existing long-term incentive liabilities of $18.8 million at that time.

With respect to the 2006-2008 performance period, 169,000 performance shares have been granted to employees of which 166,000 remained outstanding at December 31, 2007. In accordance with our accounting policy, during 2007 the expected ultimate harvest ratio for this performance share cycle was increased from 100% to 179% and the reference price of our common shares was reduced from $19.23 (the closing price on the date of grant) to $17.01 (the closing price at December 31, 2007).  The Company recognized performance share expense for grants made under this performance share cycle of $2.6 million during 2007 and $1.2 million during 2006.

With respect to the 2007-2009 performance period, 172,000 performance shares have been granted to employees of which 169,000 remained outstanding at December 31, 2007. In accordance with our accounting policy, during 2007 the expected ultimate harvest ratio for this performance share cycle was maintained at 100% and the reference price of our common shares remained at $18.92 (the closing price on the date of grant).  The Company recognized performance share expense for grants made within this performance cycle of $1.1 million during 2007.

Since performance share grants were made to relatively few employees, we do not adjust our performance share accruals for assumed forfeitures.

RSUs

Each RSU represents a phantom restricted share which vests ratably in equal tranches, typically over three-to-five year periods, subject to the employee remaining employed at the applicable vesting date.  RSUs are payable only in common shares, or in common shares net of applicable tax withholdings, at the end of the RSU term.  Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.

In determining the initial grant date fair value of RSUs, we apply a discount to the price of our common shares as vested RSUs remain outstanding until the completion of the full anniversary period of the RSU award.  We apply a 5% discount to RSU grants with a three year term and an 8% discount to RSU grants with a five year term.  Since RSU grants were made to a broader group of employees than was the case with performance shares, we also assume a 3% forfeiture rate in the determination of the initial grant date fair value of our RSU grants.  Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

The unamortized grant date fair value of 415,333 RSUs outstanding as of December 31, 2007, which were granted with respect to the 2006-2008 period, was $0.8 million.  The fair value of these RSUs was $7.9 million on the date of grant.

The unamortized grant date fair value of 474,000 RSUs outstanding as of December 31, 2007, which were granted with respect to the 2007-2009 period, was $3.7 million.  The fair value of these RSUs was $8.8 million on the date of grant.

The unamortized grant date fair value of 219,750 RSUs outstanding as of December 31, 2007, which were granted with respect to the 2007-2012 period, was $2.8 million.  The fair value of these RSUs was $3.6 million on the date of grant.

For the years ended December 31, 2007 and 2006, we recognized $8.2 million and $3.1 million of RSU expense.

As of December 31, 2007, 407,166 of the total outstanding RSUs were vested.

Item 7A.        Qualitative and Quantitative Disclosures About Market Risk

We believe that our balance sheet is principally exposed to four types of market risk: interest rate risk, foreign currency risk, equity risk and credit price risk.  In addition, we believe that our balance sheet is also exposed to risk from natural catastrophes, derivative instruments and inflation.

Market Risk

I.    Interest Rate Risk

Fixed Maturity Investments.  As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investments with high-quality securities of a short average duration in order to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities. Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

We generally manage the interest rate risk associated with our fixed maturity investments by monitoring the average duration of the portfolio, which allows us to achieve an acceptable yield without subjecting the portfolio to an unreasonable level of interest rate risk. As of December 31, 2007, our cash equivalents and fixed maturities had an average credit quality of AA+ and an average duration of 1.5 years. As of December 31, 2006, our cash equivalents and fixed maturities had an average credit quality of AA+ and an average duration of 1.3 years.

Changes in market interest rates generally translate into fluctuations in the fair value of our fixed maturity investments.The table below summarizes the estimated hypothetical effects of increases and decreases in market interest rates on our fixed maturity investments as of December 31, 2007 and 2006.

($ in millions)	Fair Value	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
Fixed maturity investments		100 bp decrease	$2,097.6	$36.1
as of December 31, 2007	$2,061.5	100 bp increase	2,016.8	(44.7)

Fixed maturity investments		100 bp decrease	$2,539.8	$32.4
as of December 31, 2006	$2,507.4	100 bp increase	2,475.4	(32.0)

Debt.  Our fixed-rate, long-term debt obligations consist of the Senior Notes and the Junior Notes. At December 31, 2007 and 2006, the fair value of the Senior Notes was $237.8 million and $242.1 million, respectively, which compared to a carrying value of $249.3 million and $249.2 million, respectively.  At December 31, 2007 and 2006, the fair value of the Junior Notes was $100.3 million and $104.8 million, respectively, which compared to a carrying value of $103.1 million and $103.1 million, respectively.

As of December 31, 2007 and 2006, we also had Blue Ocean Debt outstanding of $75.0 million.  The Blue Ocean Debt was repaid in full near the date of its maturity on January 18, 2008.

II.  Foreign Currency Risk

A portion of our business is reinsuring or insuring risks, receiving premiums and paying losses in foreign currencies. We also maintain a portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies.

From time to time we have entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies; rather, they allow us to establish a rate of exchange at a future point in time.  At December 31, 2007 and 2006, Montpelier was party to outstanding foreign currency exchange agreements having a gross notional exposure of $86.9 million and $64.6 million, respectively.  During 2007 and 2006, we recorded $3.2 million and $2.5 million in net revenues from these instruments, respectively.

During 2007, we recorded realized and unrealized foreign exchange gains (losses) of $6.1 million relating to our investment portfolio, $(1.8) million relating to our operations and $1.8 relating to our cash and cash equivalent balances.  During 2006, we recorded realized and unrealized foreign exchange gains (losses) of $2.1 million relating to our investment portfolio, $3.3 million relating to our operations and $5.4 relating to our cash and cash equivalent balances.

Our reporting currency is the U.S. dollar.  The British pound is the functional currency for the operations of Syndicate 5151, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

Syndicate 5151, our most significant foreign operation, had net assets denominated in British pounds of approximately $6.9 million at December 31, 2007.   Assuming a hypothetical 10% increase or decrease in the rate of exchange from British pounds to U.S. dollars as of December 31, 2007, the carrying value of Syndicate 5151’s net assets denominated in British pounds would be expected to have respectively decreased or increased by $0.7 million.

III. Equity Price Risk

The fair value of our equity securities and certain of our other investments are based on quoted market prices or our estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date.  Market prices of equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or conversion to differ significantly from the current carrying value.  These fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security or instrument.

IV. Credit Risk

Our financial instruments which potentially subject us to concentrations of credit risk, consist principally of our fixed maturity investments, our insurance and reinsurance balances receivable and our reinsurance recoverables.

Fixed Maturity Investments.   Our investment portfolio is managed in a diversified manner with restrictions on the allowable holdings of a single issue or issuer. We believe that there are no significant concentrations of credit risk from a single issue or issuer within our investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. We did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of our common shareholders’ equity at December 31, 2007 and 2006.

 Certain U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government. We face credit risk in respect of these holdings.

Our portfolio of corporate and structured investments, such as asset and mortgage-backed securities, are subject to individual and aggregate credit risk.  We monitor the credit quality of our fixed maturity investments with exposure to the subprime and Alternative A markets as well as those fixed maturity investments that benefit from credit enhancements provided by third party financial guarantors.

As of December 31, 2007 and 2006, our fixed maturity portfolio contained certain securities with exposure to the sub-prime mortgage market (“Subprime Securities”) and securities with exposure to the Alternative-A mortgage market (“Alternative-A Securities”).

The following table outlines our Subprime Securities and Alternative-A Securities at December 31, 2007:

($ in millions)	Amortized Cost	Fair Value	Current Rating	Weighted Average Life in Years
Subprime Securities	$19.2	$18.9	AAA	0.3
Alternative-A Securities	29.6	29.5	AAA	2.2

As of December 31, 2006, Montpelier held $70.5 million of Subprime Securities with an amortized cost of $70.5 million and $92.1 million of Alternative-A Securities with an amortized cost of $92.5 million.

We believe that the risk of default on our Subprime Securities and Alternative-A Securities is not significant at this time.

Insurance and Reinsurance Balances Receivable.  We underwrite the majority of our business through brokers.  Credit risk exists should any of these brokers be unable to fulfill their contractual obligations to us.  For example, we are frequently required to pay amounts owed on claims under our policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received the premiums.

Reinsurance Recoverable.  We remain liable for losses we incur to the extent that any third-party reinsurer or other obligor fails to meet our obligations and, with respect to certain contracts that carry underlying reinsurance protection, we remain liable in the event that the ceding companies are unable to collect amounts due from underlying third party reinsurers.

We generally require our reinsurers to be rated A- (Excellent) or better by A.M. Best at the time the policy is written. We consider reinsurers that are not rated A- or better by A.M. Best on a case-by-case basis, often requiring collateral up to policy limits, net of any premiums owed.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

As of December 31, 2007 and 2006, we did not  have any reinsurance recoverables from reinsurers rated less than A-, except in those instances where we held adequate collateral.

Natural Catastrophe Risk

We have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM, third party vendor models, underwriting judgment, and our own reinsurance purchases.  See “Natural Catastrophe Risk Management” contained in Item 7 herein.

Derivative Instruments

Our investment guidelines permit, subject to approval by our Board of Directors, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. We have entered into several derivative transactions as of December 31, 2007; the CAT Bond Protection; the ILW Contract; the CAT Bond Facility; the Foreign Exchange Contracts; and the Forward Sale Agreements and Share Issuance Agreement.

Effects of Inflation

Our investment returns may also be impacted by changing rates of inflation and other economic conditions.  In addition, the potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. These pressures are commonly referred to as “demand surge”.  We take demand surge into account in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for loss and loss adjustment expenses.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 79 of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2007 and 2006.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are adequate and effective.

Our PEO and PFO have also evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 and 2006.  Based on that evaluation, our PEO and PFO have concluded that our internal control over financial reporting is effective.  Management’s annual report on internal control over financial reporting is included on page F-37 of this report. The report of independent registered public accounting firm of PricewaterhouseCoopers is included on page F-38 of this report.

There has been no change in our internal controls over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.montpelierre.bm and is included as Exhibit 14 to this report.  The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Board Meetings and Committees - Shareholder Recommendations” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

Item 11.   Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2008 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “Board Meetings and Committees” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

Item 14.   Principal Accounting Fees and Services

Reported under the caption “Proposal For Appointment of Independent Auditor” in the Company’s 2008 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   Documents Filed as Part of the Report

The financial statements and financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 79 of this report.  A listing of exhibits filed as part of the report appear on pages 74 through 76 of this report.

(b)   Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 22, 2003).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

4.2

Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-106919)).

4.3

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

10.2

Service Agreement, dated as of November 20, 2007, between Anthony Taylor and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2007).

10.3

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

10.5	Service Agreement, dated as of March 25, 2002, between Christopher L. Harris and Montpelier Reinsurance Ltd. *

10.6

Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

10.7

Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.8

Separation Agreement, dated as of October 1, 2006, between Russell Fletcher III, and Montpelier Reinsurance Ltd., (incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2006).

10.9

Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).

Exhibit Number	Description of Document

10.10	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.11	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.12	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.13	Montpelier Re Holdings Ltd. Amended and Restated Directors Share Plan. *

10.14	Montpelier Re Holdings Ltd. Long-Term Incentive Plan as amended May 23, 2007 (previously included in the Company’s Proxy Statement on Schedule 14A filed April 1, 2007). *

10.15

Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.16

Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).

10.17	Form of Montpelier Re Holdings Ltd. Long Term Incentive Plan Annual Bonus and Restricted Share Unit Award Agreement. *

10.18	Form of Montpelier Re Holdings Ltd. Long Term Incentive Plan Restricted Share Unit Award Agreement. *

10.19	Montpelier Re Holdings Ltd. 2007 Annual Bonus Plan. *

10.20

Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.21

First Amendment to the Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Reinsurance Ltd., Montpelier Re Holdings Ltd., the various financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.22

Amended and Restated Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.23

Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.24

Purchase Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.25

Registration Rights Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.26

Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.27

Amendment to the Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007).

10.28

Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.29

Amendment to the Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 10, 2007).

Exhibit Number	Description of Document

10.30

Share Issuance Agreement, among Montpelier Re Holdings Ltd., Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.31

Credit Agreement dated June 8, 2007 among Montpelier Reinsurance, Montpelier Re Holdings, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K filed June 13, 2007).

10.32

First Amendment Agreement, dated November 27, 2007 among Montpelier Reinsurance, Montpelier Re Holdings, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent. *

10.33

Letter of Credit Reimbursement and Pledge Agreement dated June 8, 2007 among Montpelier Reinsurance, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.02 to the Company’s Form 8-K filed June 13, 2007).

10.34

Standby Letter of Credit Facility Agreement dated June 21, 2007 among Montpelier Reinsurance Ltd. (as Company), Montpelier Re Holdings Limited (as Parent), Montpelier Capital Limited (as Account Party) and The Royal Bank of Scotland plc (as Mandated Lead Arranger and as Agent and Security Trustee) (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed June 25, 2007).

10.35

Security Agreement dated as of June 21, 2007 between Montpelier Reinsurance Ltd. (the Pledgor) and The Royal Bank of Scotland plc in its capacity as Security Trustee of the Finance Parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed June 25, 2007).

10.36

Control Agreement dated June 21, 2007, among Montpelier Reinsurance Ltd., The Royal Bank of Scotland plc, as Security Trustee for itself and the other lending institutions party to the Standby Letter of Credit Facility Agreement dated as of June 21, 2007, and The Bank of New York, as Custodian (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed June 25, 2007).

10.37

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

11	Statement Re: Computation of Per Share Earnings (included in Note 1 of the Notes to Consolidated Financial Statements). *

12	Statement Re: Computation of Ratios. *

14	Code of Ethics. *

21	Subsidiaries of the Registrant, filed with this report. *

23	Consent of PricewaterhouseCoopers, filed with this report. *

24	Power of Attorney (included as part of signature page). *

31

Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report. *

32

Officer Certifications of Anthony Taylor, Chief Executive Officer of Montpelier Re Holdings Ltd., and Kernan Oberting, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report. *

(c)   Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 79 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.

Date:	February 28, 2008	By:	/s/ MICHAEL S. PAQUETTE
Senior Vice President and Controller

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Anthony Taylor, Thomas G.S. Busher, Christopher L. Harris,  Kernan V. Oberting, Michael S. Paquette, Jonathan B. Kim, and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form10-K has been signed by the following persons in the capacities indicated on the 28th day of February, 2008.

Signature	Title

/s/ ANTHONY TAYLOR	Chairman and Chief Executive Officer
Anthony Taylor	(Principal Executive Officer)

/s/ KERNAN V. OBERTING	Executive Vice President and Chief Financial Officer
Kernan V. Oberting	(Principal Financial Officer)

/s/ MICHAEL S. PAQUETTE	Senior Vice President and Controller
Michael S. Paquette	(Principal Accounting Officer)

/s/ THOMAS G.S. BUSHER	Deputy Chairman, Executive Vice President,
Thomas G.S. Busher	Chief Operating Officer and Director

/s/ JOHN D. COLLINS	Director
John D. Collins

/s/ MORGAN W. DAVIS	Director
Morgan W. Davis

/s/ CLEMENT S. DWYER JR.	Director
Clement S. Dwyer Jr.

/s/ ALLAN W. FULKERSON	Director
Allan W. Fulkerson

/s/ J. RODERICK HELLER III	Director
J. Roderick Heller III

/s/ K. THOMAS KEMP	Director
K. Thomas Kemp

/s/ WILBUR L. ROSS, JR.	Director
Wilbur L. Ross, Jr.

/s/ JOHN F. SHETTLE, JR.	Lead Director
John F. Shettle, Jr.

/s/ CANDACE L. STRAIGHT	Director
Candace L. Straight

/s/ IAN M. WINCHESTER	Director
Ian M. Winchester

Index to Consolidated Financial Statements and Financial Statement Schedules

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2007	2006
Assets
Marketable securities, at fair value:
Fixed maturity investments - trading (amortized cost: $2,044.3 and $340.8)	$2,061.5	$340.4
Equity securities - trading (cost: $184.4 and $—)	220.2	—
Fixed maturity investments - available for sale (amortized cost: $— and $2,167.2)	—	2,167.0
Equity securities - available for sale (cost: $— and $157.5)	—	203.2
Other investments - (cost: $76.4 and $23.1)	77.7	27.1
Total investments	2,359.4	2,737.7
Cash and cash equivalents	453.2	313.1
Restricted cash	35.5	35.5
Securities lending collateral	192.0	315.7
Reinsurance recoverable on unpaid losses	152.5	197.3
Reinsurance recoverable on paid losses	16.8	7.8
Premiums receivable	160.5	171.7
Unearned premium ceded	21.1	44.5
Deferred acquisition costs	27.7	30.3
Accrued investment income	19.4	22.6
Unsettled sales of investments	56.0	0.1
Other assets	31.1	22.5
Total Assets	$3,525.2	$3,898.8
Liabilities
Loss and loss adjustment expense reserves	$860.7	$1,089.2
Debt	427.4	427.3
Securities lending payable	193.4	315.7
Unearned premium	187.4	219.2
Reinsurance balances payable	40.7	77.2
Unsettled purchases of investments	23.8	—
Accounts payable, accrued expenses and other liabilities	50.0	38.9
Total Liabilities	1,783.4	2,167.5

Commitments and contingent liabilities (see Note 16)	—	—

Minority Interest
Blue Ocean - preferred equity	20.6	61.6
Blue Ocean - common equity	68.1	176.8
Total minority interest	88.7	238.4

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued and outstanding 99,290,078 and 111,775,682 shares	0.2	0.2
Additional paid-in capital	1,694.3	1,819.2
Retained deficit	(43.6)	(376.0)
Accumulated other comprehensive income	2.2	49.5
Total Common Shareholders’ Equity	1,653.1	1,492.9
Total Liabilities, Minority Interest and Common Shareholders’ Equity	$3,525.2	$3,898.8

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of U.S. dollars, except per share and per warrant amounts)	2007	2006	2005
Revenues
Gross premiums written	$653.8	$727.5	$978.7
Reinsurance premiums ceded	(104.8)	(148.9)	(221.7)
Net premiums written	549.0	578.6	757.0
Change in net unearned premiums	8.2	4.4	91.5
Net premiums earned	557.2	583.0	848.5
Net investment income	132.5	125.8	87.0
Net realized and unrealized gains (losses) - trading securities	26.5	(2.1)	—
Net realized gains - available for sale securities	—	6.1	41.6
Net foreign exchange gains (losses)	6.1	10.8	(10.0)
Net expense from derivative instruments	(0.3)	(9.9)	—
Other revenue	2.0	8.3	0.8

Total revenues	724.0	722.0	967.9
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	177.5	172.7	1,510.7
Acquisition costs	78.3	112.8	166.3
General and administrative expenses	85.9	66.0	26.0
Non-underwriting expenses:
Interest and other financing expenses	34.5	28.2	17.8

Total expenses	376.2	379.7	1,720.8

Income (loss) before minority interest expense and income taxes	347.8	342.3	(752.9)
Minority interest expense - Blue Ocean	(31.9)	(39.3)	—
Income tax provision	(0.1)	(0.1)	—

Net income (loss)	315.8	302.9	(752.9)

Change in net unrealized gains and losses on available for sale securities held	(1.6)	64.6	(22.5)
Change in foreign currency translation	(0.2)	0.1	(0.1)
Recognition of net unrealized gains and losses on available for sale securities sold	—	(6.1)	(41.6)
Comprehensive income (loss)	$314.0	$361.5	$(817.1)
Basic earnings (loss) per share	$3.32	$3.23	$(11.16)
Diluted earnings (loss) per share	3.31	3.22	(11.16)
Dividends declared per common share	$0.300	$0.300	$6.655
Dividends declared per warrant	$0.075	$0.300	$6.655

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total				Accumulated
	common		Additional	Retained	other
	shareholders’	Common	paid-in	earnings	comprehensive
(In millions of U.S. dollars)	equity	shares	capital	(deficit)	income
Balances at January 1, 2005	$1,751.9	$0.1	$1,111.7	$585.0	$55.1

Net loss	(752.9)	—	—	(752.9)	—
Issuances of common shares	622.2	0.1	622.1	—	—
Direct equity offering expenses	(20.4)	—	(20.4)	—	—
Other comprehensive income, after tax	(64.2)	—	—	—	(64.2)
Share-based compensation	1.5	—	1.5	—	—
Dividends declared on common shares	(432.7)	—	—	(432.7)	—
Dividends declared on warrants	(47.7)	—	—	(47.7)	—
Balances at December 31, 2005	$1,057.7	$0.2	$1,714.9	$(648.3)	$(9.1)

Net income	302.9	—	—	302.9	—
Issuances of common shares	100.0	—	100.0	—	—
Other comprehensive income, after tax	58.6	—	—	—	58.6
Share-based compensation	5.1	—	5.1	—	—
Direct equity offering expenses	(0.8)	—	(0.8)	—	—
Dividends declared on common shares	(28.4)	—	—	(28.4)	—
Dividends declared on warrants	(2.2)	—	—	(2.2)	—
Balances at December 31, 2006	$1,492.9	$0.2	$1,819.2	$(376.0)	$49.5

Net income	315.8	—	—	315.8	—
Retirements of common shares and warrants	(128.7)	—	(128.7)	—	—
Cumulative effect of adopting FAS 157 and 159	—	—	—	45.5	(45.5)
Director Share Plan amendment	(0.5)	—	(0.5)	—	—
Other comprehensive income, after tax	(1.8)	—	—	—	(1.8)
Amendment of forward sale agreement	(3.9)	—	(3.9)	—	—
Share-based compensation	8.2	—	8.2	—	—
Dividends declared on common shares	(28.4)	—	—	(28.4)	—
Dividends declared on warrants	(0.5)	—	—	(0.5)	—

Balances at December 31, 2007	$1,653.1	$0.2	$1,694.3	$(43.6)	$2.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions of U.S. dollars)	2007	2006	2005
Cash flows from operations:
Net income (loss)	$315.8	$302.9	$(752.9)
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized (gains) losses - trading securities	(26.5)	2.1	—
Net realized gains - available for sale securities	—	(6.1)	(41.6)
Minority interest expense - Blue Ocean	31.9	39.3	—
Amortization and depreciation	(7.0)	5.2	9.4
Net change in:
Loss and loss adjustment expense reserves, net of amounts acquired	(248.7)	(692.7)	1,232.4
Reinsurance recoverable on paid and unpaid losses, net of amounts acquired	56.0	156.2	(266.6)
Unearned premium	(31.8)	(43.7)	(24.6)
Reinsurance balances payable	(36.5)	(127.9)	130.2
Unearned premium ceded	23.4	39.3	(66.8)
Deferred acquisition costs	2.6	23.1	5.6
Premiums receivable	11.2	99.2	(97.1)
Accounts payable, accrued expenses and other liabilities	4.7	13.5	(24.2)
Purchases of fixed maturities - trading (1)	—	(746.7)	—
Sales, maturities, calls and paydowns of fixed maturity investments - trading (1)	—	405.0	—
Other	5.0	(1.7)	1.3
Net cash provided from (used for) operations	100.1	(533.0)	105.1
Cash flows from investing activities:
Purchases of fixed maturities - trading (1)	(1,399.7)	—	—
Purchases of equity securities - trading (1)	(72.5)	—	—
Purchases of fixed maturities - available for sale	—	(1,739.2)	(2,008.8)
Purchases of equity securities - available for sale	—	(102.9)	(93.9)
Purchases of other investments	(53.4)	(1.3)	(10.0)
Sales, maturities, calls and paydowns of fixed maturity investments - trading	1,851.0	—	—
Sales and maturities of equity securities - trading	66.5	—	—
Sales, maturities, calls and paydowns of fixed maturity investments - available for sale	—	1,902.2	1,964.9
Sales of equity securities - available for sale	—	65.7	147.2
Purchase of MUSIC, net of cash acquired	(6.7)	—	—
Net change in restricted cash	—	(35.5)	—
Net disposition (acquisition) of securities lending collateral	122.3	(0.1)	105.3
Net acquisitions of capitalized assets	(6.9)	(10.3)	(1.0)
Net cash provided from investing activities	500.6	78.6	103.7
Cash flows from financing activities:
Issuances of debt	—	173.3	—
Proceeds from issuances of the Company’s common shares	—	100.3	622.4
Direct equity offering expenses	—	(0.8)	(20.4)
Proceeds from issuances of Blue Ocean capital to minority shareholders	—	66.5	133.9
Repurchases of the Company’s common shares and warrants	(124.7)	—	—
Amendment of forward share agreement	(3.9)	—	—
Dividends and distributions paid on the Company’s common shares and warrants	(29.9)	(30.0)	(496.8)
Dividends and distributions paid to Blue Ocean’s minority common shareholders	(135.2)	—	—
Dividends to, and repurchases from, Blue Ocean’s minority preferred shareholders	(46.4)	—	—
Net (reduction) addition in securities lending payable	(122.3)	0.1	(105.3)
Net cash (used for) provided from financing activities	(462.4)	309.4	133.8
Effect of exchange rate changes on cash and cash equivalents	1.8	8.0	(3.1)
Net increase (decrease) in cash and cash equivalents during the period	140.1	(137.0)	339.5
Cash and cash equivalents - beginning of period	313.1	450.1	110.6
Cash and cash equivalents - end of period	$453.2	$313.1	$450.1

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

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States (“U.S.”) Dollars,

except per share amounts or as where otherwise described)

NOTE 1.             Summary of Significant Accounting Policies

Basis of presentation

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as an exempted Bermuda limited liability company under the laws of Bermuda on November 14, 2001.  The Company, through its subsidiaries and affiliates in Bermuda, the U.S. and Europe (collectively “Montpelier”), provides customized, innovative, and timely reinsurance and insurance solutions to the global market.

The Company’s principal wholly-owned operating subsidiary, Montpelier Reinsurance Ltd. (“Montpelier Re”), is a Bermuda Class 4 insurer.  Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by utilizing catastrophe modeling software and proprietary risk pricing and capital allocation models. The Company provides marketing services to Montpelier Re through its wholly-owned subsidiary, Montpelier Marketing Services Limited (“MMSL”), a United Kingdom (“U.K.”) company based in London.

On July 1, 2007, Montpelier commenced the operations of its newly-formed Lloyd’s of London (“Lloyd’s”) syndicate known as Montpelier Syndicate 5151 (“Syndicate 5151”). Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets.  Montpelier Capital Limited (“MCL”), a wholly-owned subsidiary of the Company, serves as Syndicate 5151’s sole corporate member.  Syndicate 5151 is managed by Spectrum Syndicate Management Limited (“Spectrum”), a third party Lloyd’s Managing Agent based in London.  Syndicate 5151 also accepts business from the Company’s wholly-owned U.S. managing general agent, Montpelier Underwriting Inc. (“MUI”) and its wholly-owned Swiss subsidiary, Montpelier Europa AG (“MEAG”).  MUI and MEAG each received Lloyd’s Coverholder approval during 2007. A “Coverholder” is a firm that is authorised by a Lloyd’s managing agent to enter into contracts of insurance and/or issue insurance documentation on the behalf of a syndicate it manages.  MEAG, whose focus is on markets in Continental Europe and the Middle East, also provides marketing services to Syndicate 5151 and supports Montpelier’s existing regional marketing effort with respect to certain established lines of business.

On November 1, 2007, Montpelier acquired General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma domiciled stock property and casualty insurance corporation, from GAINSCO, Inc. (“GAINSCO”).  General Agents is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 37 additional states.  At the time the acquisition was completed, General Agents had no employees or in force premium.  General Agents was renamed Montpelier U.S. Insurance Company (“MUSIC”) shortly after the acquisition.  See Note 2.

The Company provides insurance, accounting, finance, advisory and information technology services to its affiliates and to third parties through its wholly-owned Bermuda subsidiaries, Montpelier Agency Ltd. (“MAL”) and Montpelier Capital Advisors Ltd. (“MCA”), and its wholly-owned U.S. subsidiary, Montpelier Technical Resources Ltd. (“MTR”).  The Company provides underwriting support services to its affiliates and to third parties in the U.K. and Switzerland through its wholly-owned subsidiary, Montpelier Underwriting Services Limited (“MUSL”).

Montpelier has a significant investment in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), a holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).  Blue Ocean Re is a Bermuda Class 3 insurer which provides property catastrophe retrocessional protection. Blue Ocean Re began its operations in January 2006. During the second half of 2007, Blue Ocean Re ceased writing new business and is not currently expected to write any business during 2008.  As of December 31, 2007, Blue Ocean Re had a remaining unearned premium reserve of $3.0 million.  During 2007, Blue Ocean began returning capital to its shareholders.

As of December 31, 2007 and 2006, Montpelier owned 42.2% of Blue Ocean’s outstanding common shares and 33.6% of Blue Ocean’s outstanding preferred shares. Blue Ocean is considered a “variable interest entity” as defined under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, entitled “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 as amended.”  In accordance with FIN 46R, Blue Ocean is currently consolidated into the financial statements of the Company.  MAL provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services.

The Company currently operates through two operating segments consisting of its Rated Reinsurance and Insurance business and its Collateralized Property Catastrophe Retrocessional business.  The Company’s Rated Reinsurance and Insurance segment, which relies on its financial strength ratings to provide assurance to its customers that it will be able to honor its reinsurance obligations, consists of the operations of the Company and its wholly-owned subsidiaries (including its insurance and reinsurance operating subsidiaries Montpelier Re, Syndicate 5151 and MUSIC). The Company’s Collateralized Property Catastrophe Retrocessional segment, which does not operate with a financial strength rating and, instead, collateralizes its reinsurance obligations to provide assurance to its customers that it will be able to honor such obligations, consists solely of the operations of Blue Ocean.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and Blue Ocean. All significant intercompany transactions and balances have been eliminated on consolidation. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of  the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for loss and loss adjustment expenses, reinsurance recoverable and estimates of written and earned premiums.

Premiums and related costs

Montpelier accounts for insurance and reinsurance policies and contracts that it writes in accordance with Statement of Financial Accounting Standard (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises”, and FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.  Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned ratably over the term of the related policy or contract.  For the majority of Montpelier’s excess of loss contracts, written premium is based on the deposit premium as defined in the contract. Subsequent adjustments to the deposit premium are recognized in the period in which they are determined. For Montpelier’s pro-rata contracts and excess of loss contracts where no deposit premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined.  Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or contracts in force.

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.

Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as both written and earned premium when the Company is notified that the loss event has occurred.

Deferred acquisition costs are comprised of ceding commissions, brokerage, premium taxes and excise taxes, each of which relate directly to the writing of insurance reinsurance contracts. These deferred acquisition costs are amortized over the underlying risk period of the related contracts and are limited to their estimated realizable value based on the related unearned premium, anticipated loss and loss adjustment expenses (“LAE”) and investment income. Acquisition costs also include accrued profit commissions. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected losses and LAE, expected dividends to policyholders and unamortized acquisition costs exceeds related unearned premiums.  A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency.  If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.  During the year ended December 31, 2007, Montpelier recorded a $0.9 million premium deficiency related to the operations of Syndicate 5151.  During the years ended December 31, 2006 and 2005, Montpelier did not have a premium deficiency.

Loss and LAE reserves

Montpelier maintains loss and LAE reserves to cover the estimated liability for both reported and unreported claims. A significant portion of Montpelier’s current business is in the property catastrophe class of business or other classes with high attachment points of coverage. As a result, reserving for losses relating to such programs is inherently imprecise. One reason is that Montpelier’s exposure is highly leveraged, meaning that the impact of any change in the estimate of total loss incurred by the cedent is magnified in the layers at which Montpelier’s coverage attaches.  Additionally, the high-severity, low-frequency nature of the exposures limits the volume of claims experience available from which to reliably predict ultimate losses following a loss event, and renders certain traditional loss estimation techniques inapplicable.

Loss and loss adjustment expense reserves for all classes of business include components for reported claims (“case reserves”) and losses incurred but not reported (“IBNR”). Case reserve estimates are initially set on the basis of loss reports received from third parties. Estimated IBNR reserves consist of a provision for additional development in excess of the case reserves reported by ceding companies as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. IBNR reserves are estimated by management using various actuarial methods as well as a combination of our own loss experience, historical insurance industry loss experience, our underwriters’ experience, estimates of pricing adequacy trends, and management’s professional judgment. Montpelier’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis and its loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

The uncertainties inherent in the reserving process, delays in ceding companies reporting losses, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves being significantly greater or less than the reserve provided at the time of the loss event. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and loss adjustment expense reserve estimates and the methodology of estimating loss and LAE reserves are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Reinsurance

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures. Reinsurance premiums ceded are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written. Certain of Montpelier’s assumed pro-rata contracts incorporate reinsurance protection provided by third party reinsurers that inures to Montpelier’s benefit. These reinsurance premiums are reported as a reduction in gross premiums written.

Montpelier remains liable for losses it incurs to the extent that any third-party reinsurer or other obligor fails to meet its obligations and, with respect to certain contracts that carry underlying reinsurance protection, Montpelier remains liable in the event that the ceding companies are unable to collect amounts due from underlying third party reinsurers.

All of Montpelier’s reinsurance purchases to date have represented prospective cover; meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that we have already  incurred but have not yet paid.  The majority of these reinsurance contracts provide excess of loss coverage for one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of business. Montpelier also purchases Industry Loss Warranty Policies (“ILWs”) which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size as well as Montpelier’s own incurred losses.  For non-ILW excess of loss reinsurance contracts, the attachment point and exhaustion of these contracts are based solely on the amount of Montpelier’s actual losses incurred from an event or events.

The cost of reinsurance purchased varies based on a number of factors. The initial premium associated with excess of loss reinsurance is generally based on the underlying premiums assumed by Montpelier. As these reinsurance contracts are usually purchased prior to the time the assumed risks are written, ceded premium recorded in the period of inception reflects an estimate of the amount that Montpelier will ultimately pay. In the majority of cases, the premium initially recorded is subsequently adjusted to reflect premium actually assumed by Montpelier during the contract period. These adjustments are recorded in the period they are determined, and to date have not been significant. In addition, losses which pierce excess of loss reinsurance cover may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

The cost of quota share reinsurance is initially based on Montpelier’s estimated gross premium written related to the specific lines of business covered by the reinsurance contract. As gross premiums are written during the period of coverage, reinsurance premiums ceded are adjusted similarly according to the terms of the quota share agreement.

Reinsurance recoverable on paid losses represent amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represent amounts collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments. The first judgment involves the estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of Montpelier’s loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute, or other reasons.

Montpelier records provisions for uncollectible reinsurance recoverable when collection becomes unlikely. Montpelier generally requires its reinsurers to be rated A- (Excellent) or better by A.M. Best at the time the policy is written. Montpelier considers reinsurers that do not meet this rating threshold on a case-by-case basis, often requiring such reinsurers to post collateral equal to the contract’s policy limits, net of any premiums owed. Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

Investments and cash

During 2007 the Company adopted FAS 157, “Fair Value Measurements” and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” As a result, for 2007 all of Montpelier’s marketable securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities reported within net realized and unrealized gains (losses) in the Company’s statement of operations. Prior to the adoption of FAS 157 and FAS 159, a significant portion of Montpelier’s marketable securities were carried at fair value and classified as available-for-sale. As a result, net unrealized appreciation or depreciation on such securities were reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

Other investments are carried at either fair value or based on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in private placements, certain derivative instruments and limited partnership interests.  See Note 5.

Prior to the adoption of FAS 157 and 159, Montpelier regularly reviewed its marketable securities to determine if they had sustained an impairment in value that was considered to be other than temporary. This review involved consideration of several factors including  (i) the time period during which there had been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) Montpelier’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Unrealized depreciation in the value of individual investments, determined to be other than temporary, was charged to income, as a realized loss, in the period of such determination.  Such charges totaled $19.8 million in 2006 and $7.1 million in 2005.

Investments are recorded on a trade date basis. Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized.  The fair value of the investment portfolio is determined based on bid prices (as opposed to the ask prices) which are not adjusted for transaction costs.

Net investment income is stated net of investment management and custody fees. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash consists of cash and cash equivalent balances used to collateralize Blue Ocean Re’s trust funds.

Montpelier’s letter of credit facilities are secured by marketable securities and cash. See Note 6. In addition, Montpelier’s Catastrophe Bond Total Rate of Return Swap Facility is secured by marketable securities and cash.  See Note 7.

Montpelier participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent.  Montpelier receives a fee from the borrower for the temporary use of its securities. Montpelier had $189.3 million and $308.9 million in securities on loan at December 31, 2007 and 2006, respectively, which was supported by collateral, held by a third party in the form of cash, government securities and letters of credit, of $193.4 million and $315.7 million, respectively.

Montpelier may reinvest some or all of the collateral received from the borrower in order to achieve a greater investment return.  In so doing, Montpelier retains the investment risk associated with the reinvested collateral. During the year ended December 31, 2007, Montpelier had recorded a $1.4 million unrealized loss on this collateral on its statements of operations.  During the years ended December 31, 2006 and 2005, Montpelier experienced no significant gain or loss on this collateral.

Derivative financial instruments

Montpelier holds a variety of derivative financial instruments for both risk management and investment purposes, all of which are carried at fair value.  In the fourth quarter of 2007, the Company reclassified each of the individual revenues and expenses associated with its derivative securities to a single line in the Company’s statement of operations entitled “Net income (expense) from derivative instruments”. This reclassification had no impact on the Company’s net income or comprehensive net income.  Prior periods have been reclassified to the conform with the current presentation.

Foreign currency exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

The following rates of exchange to the U.S. dollar were used to translate Syndicate 5151, the Company’s most significant foreign operation, which commenced business on July 1, 2007:

Currency	Opening Rate July 1, 2007	Closing Rate December 31, 2007	Average Rate Six Months Ended December 31, 2007
British Pound (GBP)	2.0063	1.9843	2.0323

Other transactions involving certain monetary assets and liabilities of Montpelier denominated in foreign currencies have been translated into U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using either specific or average exchange rates for the period, as appropriate.  Net foreign exchange gains and losses arising from these activities are reported as a component of net income in the period in which they arise.

Funds withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At December 31, 2007 and 2006, funds withheld balances of $3.3 million and $1.5 million, respectively, were recorded within other assets on the consolidated balance sheet.

Minority interest

As of December 31, 2007 and December 31, 2006, the Company owned 42.2% of the outstanding common shares and 33.6% of the outstanding preferred shares of Blue Ocean. The portion of Blue Ocean’s equity not owned by the Company is considered to be owned by Blue Ocean’s minority shareholders. The minority interest liability in the Company’s consolidated balance sheets represents the equity of the minority shareholders of Blue Ocean and the minority interest expense in the Company’s consolidated statements of operation represents the portion of income attributable to such minority shareholders.

Earnings per share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding excluding common shares issued under the share issuance agreement (see Note 7).  Diluted earnings per share amounts are based on the weighted average number of common shares, excluding common shares issued under the share issuance agreement, and the net effect of potentially dilutive common share equivalents outstanding as computed based on the treasury stock method.

During 2007, the Company modified its method of calculating basic and diluted earnings per share.  In determining the basic earnings per share numerator, when applicable, dividends and distributions declared on outstanding warrants are deducted from net income. In the diluted earnings per share calculation, this same adjustment is made provided that the result is more dilutive than if the Company were simply to include the average number of warrants outstanding during the period in the diluted earnings per share denominator (as computed using the treasury stock method).  Prior periods have been revised to reflect this approach resulting in a reduction to basic earnings per share of $.02 and $.67 for the years ended December 31, 2006 and 2005, respectively, and a reduction in diluted earnings per share of $.01 and $.67, respectively.

The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Earnings per share numerators (in millions):
Net income (loss)	$315.8	$302.9	$(752.9)
Less: dividends and distributions declared on outstanding warrants	(0.5)	(2.2)	(47.7)
Earnings per share numerator	$315.3	$300.7	$(800.6)
Basic earnings per share denominator (thousands of shares):
Average common shares outstanding	105,338	102,036	71,758
Less: average common shares issued under the share issuance agreement (1)	(10,512)	(8,831)	—
Basic earnings per share denominator	94,826	93,205	71,758
Diluted earnings per share denominator (thousands of shares):
Average common shares outstanding	105,338	102,036	71,758
Dilutive effect of share obligations under benefit plans (2)	446	122	—
Dilutive effect of equity forward share agreements (1)	—	15	—
Less: average common shares issued under the share issuance agreement (1)	(10,512)	(8,831)	—
Diluted earnings per share denominator	95,272	93,342	71,758
Earnings (loss) per share:
Basic	$3.32	$3.23	$(11.16)
Diluted	$3.31	$3.22	$(11.16)

(1)               See Note 7 for a discussion of the Company’s equity forward share agreements and share issuance agreement.

(2)               Represents the dilutive effects of outstanding Restricted Stock Units (“RSUs”) and, for periods beginning prior to the third quarter of 2007, Director Share Units (“DSUs”). See Note 10. The average number of RSUs outstanding have been reduced by the amount of unrecognized compensation cost for the periods presented using the treasury stock method.

Recently adopted changes in accounting principles

During 2007 the Company adopted FAS 157, entitled “Fair Value Measurements”.  FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts.  FAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company elected to early adopt this Statement effective January 1, 2007.

During 2007 the Company adopted FAS 159, entitled “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 amends FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and applies to all entities with available-for-sale and trading securities effective January 1, 2008. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. The Company elected to early adopt this Statement effective January 1, 2007.  As a result, the Company now reports unrealized gains and losses associated with all its marketable securities on its statement of operations. With the exception of trading securities held by Blue Ocean, the Company previously reported unrealized gains and losses associated with its marketable securities as changes in other comprehensive income. As a result, the adoption of FAS 159 had, and will continue to have, a material impact on the Company’s net income and consolidated financial statements. The effect of the first remeasurement to fair value has been recorded as a cumulative-effect adjustment to the opening balance of retained deficit. See Note 5.

During 2007 the Company adopted FAS 155, “Accounting for Certain Hybrid Instruments, an amendment to FAS 133 and FAS 140”.  FAS 155 eliminated the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument at fair value, with the net unrealized appreciation or depreciation on such securities being reported as net realized and unrealized gains (losses) on the statement of operations. In connection with the Company’s adoption of FAS 159 on January 1, 2007, it elected to account for all of its marketable securities, including its hybrid instruments, in this manner.  Therefore, the adoption of FAS 155 on January 1, 2007, had no impact on the Company’s results of operations or financial condition.

During 2007 the Company adopted FIN 48, entitled “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” The Company did not report any changes to its reported results as a result of its adoption of FIN 48 on January 1, 2007. The Company has taken an uncertain tax position in its determination that certain of its non-U.S. operations are not subject to U.S. income tax. See Note 11.

During 2006 the Company adopted FAS 123R, “Share-Based Payment (revised 2004)”, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the year ended December 31, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, the effective date of adoption, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s results of operations or financial condition.

Recent accounting pronouncements

On December 4, 2007, the Financial Accounting Standards Board  issued FAS 141(R), entitled “Business Combinations (revised 2007)”, and FAS 160, entitled “Noncontrolling Interests in Consolidated Financial Statements”. These statements are effective for fiscal years beginning after December 15, 2008.

FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

FAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in their consolidated financial statements. In addition, FAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Neither the adoption of FAS 141(R) nor the adoption of FAS 160 is expected to have a material impact on the Company’s current results of operations or financial condition.

NOTE 2.             Acquisition of MUSIC

On November 1, 2007, Montpelier completed its acquisition of MUSIC, an excess and surplus lines insurer with no employees or in force premium, for $9.8 million in cash (the “MUSIC Acquisition”).  MUSIC was acquired solely for the purpose of obtaining its multi-state insurance licenses and its excess and surplus lines authorizations. The assets and liabilities acquired pursuant to the MUSIC acquisition, each at fair value, included $8.6 million of cash and investments, $20.2 million of reinsurance recoverables, $20.2 million of loss and LAE reserves and $3.6 million of other liabilities.  The acquisition of MUSIC did not constitute the acquisition of a significant subsidiary as defined under Rule 1-02(w) of Regulation S-X.

In connection with the MUSIC Acquisition and in accordance with FAS 141, entitled “Business Combinations”, Montpelier recorded a $4.8 million intangible asset representing the fair value of MUSIC’s excess and surplus lines authorizations acquired.  This intangible asset is considered by Montpelier to have an indefinite useful life.  As such, the intangible asset will not be amortized but will be tested no less than annually for impairment in accordance with FAS 142, entitled “Goodwill and Other Intangible Assets”.  If the carrying amount of the intangible asset is greater than the fair values established during impairment testing, the carrying value will be immediately written-down to the fair value with a corresponding impairment loss recognized in the Company’s consolidated statement of operations.

Prior to the MUSIC Acquisition, MUSIC wrote general liability, commercial auto liability, specialty and umbrella lines of business. From 2003 to 2007 MUSIC did not write any new business and entered into run-off.  The gross loss and LAE reserves acquired pursuant to the MUSIC transaction are subject to various protective arrangements that were established specifically for the purpose of minimizing Montpelier’s exposure to the past business underwritten and any adverse developments to MUSIC’s loss reserves as they existed at the time of the acquisition.

As of December 31, 2007, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $16.7 million (the “Acquired Reserves”). In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO (which totaled $11.6 million) and reinsurance recoverable from third party reinsurers rated A- or better, in a combined amount exceeding $16.7 million.  In addition, MUSIC has received a full indemnification from GAINSCO covering any adverse development from its past business. To the extent that future adverse developments to MUSIC’s loss reserves relating to business underwritten prior to the MUSIC Acquisition were to exceed the various protective arrangements described above and GAINSCO were unable to honor its Buyer’s Indemnification, these liabilities would become Montpelier’s responsibility.

From the date of the MUSIC Acquisition to December 31, 2007, MUSIC wrote a de minimis amount of premium.

NOTE 3.             Unpaid Loss and LAE Reserves

The following table summarizes Montpelier’s unpaid loss and LAE reserve activities for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Gross loss and LAE reserves - beginning	$1,089.2	$1,781.9	$549.5
Reinsurance recoverable on unpaid losses - beginning	(197.3)	(305.7)	(94.7)
Net loss and LAE reserves - beginning	891.9	1,476.2	454.8

Losses and LAE incurred relating to:
Current year losses	213.9	196.5	1,527.8
Prior year losses	(36.4)	(23.8)	(17.1)
Total incurred losses and LAE	177.5	172.7	1,510.7

Loss and LAE paid:
Current year losses	(26.0)	(40.8)	(275.1)
Prior year losses	(335.2)	(716.2)	(214.2)
Total loss and LAE paid	(361.2)	(757.0)	(489.3)

Net loss and LAE reserves - ending	708.2	891.9	1,476.2
Reinsurance recoverable on unpaid losses - ending	152.5	197.3	305.7
Gross loss and LAE reserves - ending	$860.7	$1,089.2	$1,781.9

Loss and LAE development – 2007

During the year ended December 31, 2007, Montpelier experienced $36.4 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of its business:

•             Net estimated ultimate Property Catastrophe losses for prior years decreased by $4.0 million due to the re-assessment of loss and LAE reserves relating to several small loss events within Property Catastrophe lines.

•             Net estimated ultimate Property Specialty losses for prior years decreased by $26.6 million due primarily to claims emergence on our direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business.

•             Net estimated ultimate Other Specialty losses for prior years decreased by $5.8 million due to the re-assessment of loss and LAE reserves relating to several classes of business within Other Specialty lines.

Loss and LAE development – 2006

During the year ended December 31, 2006, Montpelier experienced $23.8 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of its business:

•             Net estimated ultimate Property Catastrophe losses for prior years increased by $30.2 million due primarily to an increase in expected ultimate losses in Montpelier’s retrocessional book of business relating to the 2005 hurricanes, mainly Hurricane Wilma.

•             Net estimated ultimate Property Specialty losses for prior years decreased by $30.6 million due primarily to a decrease in expected ultimate losses for property risk excess claims.

•             Net estimated ultimate Other Specialty losses for prior years decreased by $19.9 million due primarily to a decrease in Marine losses relating to Hurricane Rita, decreases in expected losses on proportional contracts relating to the Aviation, Marine and Personal Accident classes of business and favorable commutations of a related group of Other Specialty contracts.

•             Net estimated ultimate Qualifying Quota Share losses for prior years decreased by $3.5 million due to favorable commutations of such contracts.

Loss and LAE development – 2005

During the year ended December 31, 2005, Montpelier experienced $17.1 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of its business:

•             Net estimated ultimate Property Catastrophe losses for prior years increased by $20.5 million due primarily to an increase in expected ultimate losses associated with hurricanes occurring in 2004 and Typhoon Songda.

•             Net estimated ultimate Property Specialty losses for prior years decreased by $24.3 million due primarily to an increase in ceded losses relating to hurricanes occurring in 2004.

•             Net estimated ultimate Other Specialty losses for prior years decreased by $17.7 million due to lower than expected claims frequency within this line of business.

•             Net estimated ultimate Qualifying Quota Share losses for prior years increased by $4.4 million.  The variability of ultimate premiums and limited availability of underlying loss information within this line of business resulted in the need to strengthen prior year reserves.

The following table outlines Montpelier’s composition of its gross ending loss and LAE reserves as of December 31, 2007 and 2006:

	December 31,
	2007	2006

Component of ending gross loss and LAE reserves:
Case reserves	$402.0	$606.7
IBNR reserves	458.7	482.5
Loss and LAE reserves	$860.7	$1,089.2

NOTE 4.             Ceded Reinsurance With Third Parties

In the normal course of business, Montpelier seeks to limit losses that may arise from catastrophes or other events by reinsuring certain levels of risk in various areas of exposure with other third party insurers or reinsurers.  As a result, the amount and type of reinsurance that Montpelier enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover, relevant terms and conditions and the nature of the gross premiums written during a particular period. Montpelier remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.  The effects of reinsurance on Montpelier’s written and earned premiums and on losses and LAE were as follows:

	Year ended December 31,
Millions	2007	2006	2005
Gross written premiums:
Direct	$42.3	$63.4	$38.7
Assumed	611.5	664.1	940.0
Ceded	(104.8)	(148.9)	(221.7)
Net premiums written	$549.0	$578.6	$757.0
Gross earned premiums:
Direct	$48.4	$53.4	$34.7
Assumed	636.9	717.7	968.7
Ceded	(128.1)	(188.1)	(154.9)
Net premiums earned	$557.2	$583.0	$848.5
Gross loss and LAE:
Direct	$(1.2)	$31.7	$52.3
Assumed	185.6	172.2	1,776.9
Ceded	(6.9)	(31.2)	(318.5)
Net loss and LAE	$177.5	$172.7	$1,510.7

The current A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at December 31, 2007, are as follows:

Rating	Amount	% of Total
A++	$9.8	58.3%
A+	0.9	5.4
A	2.7	16.1
A-	3.4	20.2
Total reinsurance recoverable on paid losses	$16.8	100.0%

The current A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at December 31, 2007, are as follows:

Rating	Amount	% of Total
A++	$53.5	35.1%
A+	16.2	10.6
A	53.6	35.1
A-	12.5	8.2
Recoverable under MUSIC guarantee (See Note 2)	16.7	11.0
Total reinsurance recoverable on unpaid losses	$152.5	100.0%

Montpelier has also entered into a derivative transaction with Champlain Limited (“Champlain”), a Cayman Islands special purpose vehicle, which provides reinsurance-like protection. As the coverage responds to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses that Montpelier incurs, this transaction is accounted for as a derivative in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue 99-2, “Accounting for Weather Derivatives”, and not as a reinsurance transaction. See Note 7.

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

Montpelier believes that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable. In the circumstances, Montpelier believes that the results of the arbitration will not have a materially adverse effect on its financial condition, results of operations or cash flows.

The arbitration is expected to commence during the first half of 2008.

NOTE 5.    Investments

Marketable Securities

On January 1, 2007, the Company adopted FAS 157 and elected to adopt FAS 159 for all of its marketable securities.  As a result, for 2007 all of Montpelier’s marketable securities are carried at fair value and are classified as trading securities.  Prior to the adoption of FAS 157 and FAS 159, Blue Ocean Re’s marketable securities were carried at fair value and were classified as trading securities and Montpelier Re’s marketable securities were carried at fair value and were classified as available for sale securities.  The net unrealized appreciation or depreciation on trading securities is reported as net realized and unrealized gains (losses) on the statement of operations. The net unrealized appreciation or depreciation on available for sale securities is reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

In connection with the January 1, 2007 adoption of FAS 157 and 159, the Company recorded a cumulative-effect adjustment of $45.5 million among its retained deficit and accumulated other comprehensive income on the consolidated balance sheet.  This adjustment consisted of gross unrealized gains of $59.8 million and gross unrealized losses of $14.3 million.

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s marketable securities, by investment type, as of the dates indicated:

	December 31, 2007		December 31, 2006
Marketable securities - trading:	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value

Fixed maturity investments:
Mortgage-backed and asset-backed securities	$787.6	$790.2	$4.0	$4.0
Corporate debt securities	593.3	600.9	85.4	85.3
U.S. government-sponsored enterprise securities	403.6	406.7	73.6	73.4
U.S. government securities	248.2	251.4	177.8	177.7
Other fixed maturity securities	11.6	12.3	—	—
Total fixed maturity investments - trading	$2,044.3	$2,061.5	$340.8	$340.4

Equity securities - trading	$184.4	$220.2	$—	$—

	December 31, 2006
Marketable securities — available for sale:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity investments:
Mortgage-backed and asset-backed securities	$773.6	$1.3	$(3.9)	$771.0
Corporate debt securities	531.9	12.0	(0.5)	543.4
U.S. government-sponsored enterprise securities	588.2	—	(7.7)	580.5
U.S. government securities	251.3	0.3	(1.2)	250.4
Other fixed maturity securities	22.2	—	(0.5)	21.7
Total fixed maturity investments - available for sale	$2.167.2	$13.6	$(13.8)	$2.167.0

Equity securities - available for sale	$157.5	$46.2	$(0.5)	$203.2

The contractual maturity of Montpelier’s fixed maturity investments at December 31, 2007 and 2006 is presented below:

	December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity investments:
Due in one year or less	$310.6	$310.9	$492.0	$491.6
Due after one year through five years	778.8	792.8	940.7	941.6
Due after five years through ten years	93.6	96.1	216.8	214.7
Due after ten years	73.7	71.5	80.9	84.5
Mortgage-backed and asset-backed securities	787.6	790.2	777.6	775.0
Total fixed maturity investments	$2,044.3	$2,061.5	$2,508.0	$2,507.4

As of December 31, 2007 and 2006, the average duration of Montpelier’s cash, cash equivalents and fixed maturity investments was 1.5 years and 1.3 years, respectively. As of December 31, 2007 and 2006, the average credit quality of Montpelier’s cash equivalents and fixed maturity investments was AA+.

Other Investments

Montpelier’s derivative instruments and private placements are carried at fair value.  All remaining other investments  are carried at their underlying net asset value. The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	December 31, 2007		December 31, 2006
Other investments:	Cost	Carrying Value	Cost	Carrying Value

Limited partnership interests and other (at net asset value)	$56.4	$55.5	$3.1	$3.1
Private placement (at fair value)	20.0	22.3	20.0	23.9
Derivative instruments (at fair value)	—	(0.1)	—	0.1
Other investments	$76.4	$77.7	$23.1	$27.1

Montpelier’s investment in the common stock of Symetra Financial Corporation (“Symetra”) represents a private placement investment acquired in 2004. The net appreciation or depreciation on Symetra is reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.  Symetra is routinely reviewed to determine if it has sustained an impairment in value that is considered to be other than temporary. Montpelier did not recognize any impairment on its investment in Symetra during the periods presented herein.

Montpelier’s other holdings within its other investment portfolio consist of limited partnership interests and derivative instruments.  The net unrealized appreciation or depreciation on these investments is reported as either net revenue (expense) from derivative instruments or other revenue, as appropriate, in the Company’s statement of operations.

Fair Value Hierarchy

FAS 157 establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the three broad levels described below. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement.

•          Level 1 inputs - unadjusted, quoted prices in active markets for identical assets or liabilities.

•          Level 2 inputs - information other than quoted prices included within Level 1 that is observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and observable inputs other than quoted prices, such as interest rates and yield curves.

•          Level 3 inputs – unobservable inputs.

In accordance with FAS 157, the valuation techniques used by the Company and its pricing services maximize the use of observable inputs; unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Values for U.S. Treasury and publicly traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for other fixed maturity investments, including mortgage-backed and asset-backed securities, corporate debt securities and U.S. government-sponsored enterprise securities, generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques.  There have been no changes in the Company’s use of valuation techniques since its adoption of FAS 157.

The following table presents Montpelier’s investment portfolio, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at December 31, 2007:

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$240.2	$1,628.3	$193.0	$2,061.5
Equity securities	220.2	—	—	220.2
Other investments (excluding those carried at net asset value)	—	—	22.2	22.2
Total investments	$460.4	$1,628.3	$215.2	$2,303.9

As of December 31, 2007, Montpelier’s fixed maturity investments classified as Level 3 represented several types of debt instruments, including collateralized mortgage obligations, convertible bonds and corporate bonds that are not publicly traded.

The following table presents the securities lending collateral reinvested by Montpelier in connection with its securities lending program, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at December 31, 2007:

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Securities lending collateral reinvested	$61.9	$30.4	$99.7	$192.0

As of December 31, 2007, the securities lending collateral reinvested classified as Level 3 represented several types of debt instruments, including certificates of deposit and commercial paper.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2007:

	Year ended December 31, 2007
	Fixed Maturity Investments	Equity Securities	Other Investments	Total
Level 3 investments as of January 1, 2007	$—	$—	$—	$—
Transfers into Level 3 - investments	193.0	—	24.5	217.5
Transfers into Level 3 - securities lending collateral reinvested	99.7	—	—	99.7
Level 3 investments as of December 31, 2007	$292.7	$—	$24.5	$317.2

As of January 1, 2007, we believed that all of Montpelier’s investment securities, including securities lending collateral reinvested, were valued on the basis of Level 1 and Level 2 inputs.  However, this view changed during the year due to illiquidity issues experienced by capital markets during that latter half of 2007 and an increased understanding of the valuation processes undertaken by our investment managers and their associated pricing services. As a result, we transferred a sizable amount of investment securities to Level 3 during the end of the 2007 fourth quarter.

Changes in Fair Value

The following table summarizes Montpelier’s total change in the fair value of its investment portfolio for the years ended December 31, 2007, 2006 and 2005:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains (Losses) and Derivative Revenue From Investments(1)	Total Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in Other Comprehensive Income

Year ended December 31, 2007:
Fixed maturity investments	$6.0	$15.3	$2.4	$23.7	$—
Equity securities	20.6	(13.1)	3.7	11.2	—
Other investments	—	(0.9)	4.8	3.9	(1.6)
Securities lending	—	(1.4)	—	(1.4)	—

Year ended December 31, 2006:
Fixed maturity investments	$(7.9)	$(0.4)	$1.9	$(6.4)	$27.1
Equity securities	12.3	—	0.1	12.4	29.0
Other investments	—	—	2.8	2.8	2.4

Year ended December 31, 2005:
Fixed maturity investments	$(15.6)	$—	$(1.3)	$(16.9)	$(32.3)
Equity securities	57.2	—	0.2	57.4	(34.0)
Other investments	—	—	—	—	2.2

(1)          Represents realized and unrealized foreign exchange gains from investments and revenue derived from the Company’s investments in the CAT Bond Facility and Foreign Exchange Contracts (See Note 7).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
Millions	2007	2006	2005
Investment income:
Fixed maturity investments	$123.8	$118.9	$82.0
Cash and cash equivalents	10.5	6.4	6.2
Equity securities	5.1	5.4	1.7
Securities lending income	0.4	0.5	0.6
Total investment income	139.8	131.2	90.5
Less investment expenses	(7.3)	(5.4)	(3.5)
Net investment income	$132.5	$125.8	$87.0

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $4.8 million at December 31, 2007.

Sales of investments totaled $1,271.1 million, $1,567.3 million and $1,594.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Maturities, calls and paydowns of investments totaled $646.4 million, $400.6 million and $517.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2007, 2006 or 2005.

NOTE 6.    Debt and Financing Arrangements

Senior Unsecured Debt (“Senior Notes”)

During 2003, the Company issued $250.0 million of senior unsecured debt. The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013.  The Company may redeem the Senior Notes at any time at a “make-whole” redemption price; however, the Company has no current intention of doing so. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The unamortized carrying value of the Senior Notes at December 31, 2007 and December 31, 2006, was $249.3 million and $249.2 million, respectively.

The Company incurred and paid interest expense of $15.3 million on the Senior Notes during each of the years ended December 31, 2007, 2006 and 2005.

Junior Subordinated Debt Securities (“Junior Notes”)

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $103.1 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued all of its issued and outstanding common securities to the Company for a purchase price of $3.1 million. The Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments on its consolidated balance sheet.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase the Junior Notes, due March 30, 2036, in the principal amount of $100.0 million issued by the Company. The Junior Notes bear interest at the same rates as the Trust Preferred Securities discussed above.

The Company incurred and paid interest expense of $8.7 million and $8.6 million on the Junior Notes during the years ended December 31, 2007 and 2006, respectively.

Blue Ocean Debt

In November 2006, Blue Ocean obtained a secured a loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”).  The Blue Ocean Debt had an initial maturity date of February 28, 2008.  Costs related to this facility of $1.7 million were amortized over the expected period to maturity.  The Blue Ocean Debt bears interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points.  The Blue Ocean Debt was repaid in full on January 18, 2008.

During the years ended December 31, 2007 and 2006, Blue Ocean incurred interest expense of $5.6 million and $0.5 million, respectively, and paid interest of $5.3 million and $0.5 million, respectively, on the Blue Ocean Debt.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re and MCL provide letters of credit for the benefit of their clients. These letter of credit facilities were secured by cash and investments totaling $819.7 million at December 31, 2007.  The following table outlines these credit facilities as of December 31, 2007:

Secured operational letter of credit facilities:	Credit Line	Usage	Expiry Date

Syndicated facility: Tranche B	$225.0	$146.5	Aug. 2010
Syndicated 5-year facility	$500.0	$48.5	June 2011
Syndicated 5-year facility	$250.0	$217.5	June 2012
Bilateral facility A	$100.0	$49.8	None
Lloyd’s standby facility	£74.0	£73.9	Dec. 2012

In addition, the Company and Montpelier Re also maintained the following unsecured revolving credit facility at December 31, 2007:

Unsecured operational revolving credit facility:	Credit Line	Usage	Expiry Date

Syndicated one-year facility	$50.0	$—	June 2008

In August 2005, Montpelier Re amended Tranche B of its syndicated facility.  The amendment served to revise the facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010.

In November 2005, Montpelier Re entered into a Standing Agreement for up to $100.0 million in letters of credit with The Bank of New York, known as Bilateral facility A.

In June 2006, Montpelier Re amended its Letter of Credit Reimbursement and Pledge Agreement with Bank of America, N.A. and a syndicate of commercial banks. This amendment served to revise the facility from a one-year secured $1.0 billion facility to a secured $500.0 million facility, which expired in June 2007, and a five-year secured $500.0 million facility.

In June 2007, Montpelier Re entered into a new five-year secured $250.0 million letter of credit facility and the Company and Montpelier Re entered into a new one-year unsecured $50.0 million revolving loan and letter of credit facility.

In June 2007, the Company, Montpelier Re and MCL entered into a secured £74.0 million standby letter of credit facility through December 31, 2012, which will be used specifically as Funds at Lloyd’s to support business to be underwritten by Syndicate 5151.

The agreements governing these facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities, the Lloyd’s standby facility and the syndicated unsecured revolving credit facility each require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of December 31, 2007 and 2006, the Company and Montpelier Re were in compliance with all covenants.

In May 2006, Blue Ocean Re amended its Standing Agreement for Letters of Credit with the Bank of New York which served to revise the facility from $75.0 million to $250.0 million.  This facility was not in use at December 31, 2 007, and was cancelled by Blue Ocean Re in January 2008.

Trust Agreements

In the normal course of business, Blue Ocean Re establishes trust funds for the benefit of ceding companies.  As of December 31, 2007 and 2006, Blue Ocean Re held restricted assets in trust consisting of cash and cash equivalents of $35.5 million and $35.5 million, respectively, and fixed maturity investments of $153.7 million and $335.6 million, respectively.

NOTE 7.             Derivative Contracts

As of December 31, 2007 and 2006, Montpelier had entered into several derivative transactions consisting of: (i)  catastrophe bond protection purchased from Champlain (the “CAT Bond Protection”); (ii) an Industry Loss Warranty contract (the “ILW Contract”); (iii) a Catastrophe Bond Total Rate of Return Swap Facility (the “CAT Bond Facility”); (iv) foreign currency exchange agreements (the “Foreign Exchange Contracts”); and (v) equity forward sale agreements (the “Forward Sale Agreements”) and the related share issuance agreement (the “Share Issuance Agreement”).  Each of Montpelier’s derivative contracts is described in detail below:

CAT Bond Protection

In December  2005, Montpelier purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third party, Champlain, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75.0 million tranche covers large earthquakes affecting Japan and/or the U.S. The remaining $15.0 million tranche provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier.  For that reason, this transaction is accounted for as a derivative, rather than as a reinsurance transaction, and is carried at fair value in accordance with FAS 133, entitled “Accounting for Derivative Instruments and Hedging Activities” and EITF 99-2.

Contract payments expensed in connection with the CAT Bond Protection are calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche and totaled $11.9 and $11.8 million for the years ended December 31, 2007 and 2006, respectively.  This expense was recognized as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations.  In addition, during 2006 Montpelier incurred $1.9 million in one-time setup costs associated with the CAT Bond Protection.

This transaction had a fair value of zero as of December 31, 2007 and 2006, as determined on the basis of Level 3 inputs in accordance with FAS 157.  Since the inception of the CAT Bond Protection, no industry loss event has occurred that would trigger a recovery by Montpelier.  Should an industry loss event triggering a recovery occur during future periods, it would result in Montpelier recording the expected ultimate recovery as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations.

ILW Contract

In August 2007, Montpelier entered into the ILW Contract with a third party under which qualifying loss payments are triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract provides the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount during the period from August 14, 2007 to August 13, 2008.  The ILW Contract covers losses resulting from all natural perils within the U.S. and is carried at fair value in accordance with EITF 99-2.  The fair value of the ILW Contract of $0.6 million was derived based on unobservable inputs (Level 3 inputs as defined in FAS 157) and is included as a component of other liabilities in the Company’s consolidated balance sheet at December 31, 2007.  Changes in the fair value of the ILW Contract, including those triggered by a covered loss event, are included as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations and are determined based on an internal underwriting model.

During the year ended December 31, 2007, Montpelier recorded $3.1 million in revenue under the ILW Contract.  Since the inception of the ILW Contract, no industry loss event has occurred that would trigger a payment by us.

CAT Bond Facility

In June 2006, Montpelier entered into the CAT Bond Facility under which Montpelier is entitled to receive contract payments from a third party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value is marked to market over the terms of the bonds; the difference is settled on a monthly basis. These marked-to-market adjustments, in addition to any interest earned on the bonds, are included as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations. The fair value of the CAT Bond Facility as of December 31, 2007 and 2006 of $1.8 million and $0.2 million, respectively, is recorded as in other investments and is derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157). The counterparty’s exposure under the CAT Bond Facility is collateralized by a lien over a portfolio of Montpelier’s investment grade securities which equals the amount of the facility utilized, after adjustments for credit quality. As of December 31, 2007 and 2006, Montpelier had entered into several CAT Bond Facility transactions having a combined notional capital amount of $70.7 million and $48.7 million, respectively, and recorded net revenues of $5.3 and $1.3 million, respectively, for the years then ended.

The CAT Bond Facility was collateralized by cash and investments totaling $88.7 million at December 31, 2007.

Foreign Exchange Contracts

From time to time Montpelier has entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they allow Montpelier to establish a rate of exchange at a future point in time. The foreign currency contracts are recorded as other investments at fair value with changes therein recorded as a component of net revenue (expense) from derivative contracts in the Company’s statements of operations. The fair value of the foreign currency contracts is derived based on inputs that are observable for the assets, either directly or indirectly (Level 2 inputs as defined in FAS 157).  At December 31, 2007 and December 31, 2006, Montpelier was party to outstanding foreign currency exchange agreements having a gross notional exposure of $86.9 million and $64.6 million, respectively, and recorded net revenues of $3.2 and $2.5 million, respectively, for the years then ended.

Forward Sale Agreements and Share Issuance Agreement

In May 2006, the Company entered into two equity Forward Sale Agreements, one expiring in March 2007 and one expiring in March 2008, under which the Company agreed to sell (subject to the Company’s right to cash settle or net share settle such agreements) an aggregate of between 9,796,388 and 15,694,800 common shares to a third party (the “forward counterparty”) in exchange for proceeds of approximately $180 million (subject to prior prepayment and assuming no subsequent repayment pursuant to the terms of such agreements).  The forward counterparty subsequently sold a total of 15,694,800 common shares in order to hedge its position under the Forward Sale Agreements.

The number of common shares to be sold in return for these proceeds is a function of the share price as well as the terms of the contract.  If the share price on a given settlement date falls within the contractual floor and cap prices, the number of common shares sold to the forward counterparty will equal the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in no economic benefit or cost to the Company.  If the share price on a given settlement date is above the cap price, the number of common shares sold to the forward counterparty will be more than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic cost to the Company.  If the share price on a given settlement date is below the floor price, the number of common shares sold to the forward counterparty will be less than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic benefit to the Company.

In March 2007, the Company notified the forward counterparty of its election to settle, in net common shares, the entire first Forward Sale Agreement which related to up to 7,774,800 common shares. In the course of that settlement, as the valuation price per common share for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries of common shares were required to be made by the Company or the forward counterparty.

  In December 2007, the Company and the forward counterparty amended the remaining Forward Sale Agreement, which relates to up to 7,920,000 common shares and proceeds of $89.1 million. The primary result of the amendment were to bifurcate the remaining Forward Sale Agreement into two tranches, extend the term of the remaining Forward Sale Agreement and increase the forward cap price for each tranche.

Pursuant to the terms of the amendment, the remaining Forward Sale Agreement was divided into two tranches, each relating to 3,960,000 common shares.  Each tranche is comprised of twenty separate components, each relating to 198,000 common shares.  Subject to the Company’s right to elect cash or net share settlement with respect to all of or a portion of the components of either tranche, or to terminate early or otherwise accelerate settlement of any component of either tranche, the Company will issue common shares to the forward counterparty: (i) in the case of the first tranche, over a twenty business day period beginning on October 8, 2009 based upon the price of common shares over a twenty trading-day period beginning on October 5, 2009; and (ii) in the case of the second tranche, over a twenty business day period beginning on November 11, 2009 based upon the price of common shares over a twenty trading-day period beginning on November 6, 2009.

Also pursuant to the terms of the amendment, the forward cap price of the remaining Forward Sale Agreement was increased from $18.375 to $22.00 per common share in the case of the first tranche, and from $18.375 to $23.00 per common share in the case of the second tranche.  The amendment did not change the forward floor price which remains at $11.25 per common share.  As a result, upon full physical settlement of any component of the Forward Sale Agreement, if the relevant volume-weighted average per share price of common shares on the valuation date for such component is greater than the increased forward cap price, the Company will issue to the forward counterparty a number of common shares equal to 51.1364% of the number of common shares underlying such component in the case of the first tranche, and 61.2245% of the number of common shares underlying such component in the case of the second tranche.

During periods in which the Company’s average share price exceeds the forward cap price, the Forward Sale Agreement will have a dilutive impact on diluted earnings per share and, during periods in which the Company’s fully converted tangible book value per share exceeds the forward cap price, the Forward Sale Agreement will have a dilutive impact on fully converted book value per share.

The Company made a $3.9 million cash payment to the forward counterparty for the amendment of the Forward Sale Agreement, which was recorded as a reduction of additional paid-in capital.

In connection with the Forward Sale Agreements described above, in May 2006 the Company entered into a Share Issuance Agreement with the forward counterparty. Under the terms of the Share Issuance Agreement, the Company issued 15,694,800 common shares during 2006 to the forward counterparty for payment equal to the par value of such common shares. As a result of the settlement of the first Forward Sale Agreement, in May 2007 the Company repurchased and retired 7,774,800 of these common shares for payment of the par value of such common shares.  As a result, the Company continues to have 7,920,000 common shares issued and outstanding under the Share Issuance Agreement at December 31, 2007.

The Company may terminate the Share Issuance Agreement at any time. Upon any termination of the Share Issuance Agreement, the common shares issued to the forward counterparty thereunder (or other common shares) must, subject to compliance with Bermuda law, be repurchased for cancellation for nominal consideration by the Company. The forward counterparty has agreed to post and maintain collateral with a third party as security for certain of its obligations as required under the terms of the Share Issuance Agreement.

Any common shares issued to the forward counterparty will be issued and outstanding for company law purposes, and accordingly, the holders of such shares will have all of the rights of a holder of our issued and outstanding common shares, including the right to vote the shares on all matters submitted to a vote of our shareholders and the right to receive any dividends or other distributions that we may pay or make on our issued and outstanding common shares. However, under the Share Issuance Agreement, the forward counterparty has agreed to pay to us an amount equal to any cash dividends or distributions that are paid on the issued shares and to pay or deliver to the us any other distribution, in liquidation or otherwise, on the issued common shares.

In view of the contractual undertakings of the forward counterparty under the Share Issuance Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the common shares, the Company believes that, under GAAP currently in effect, the common shares issued thereunder should not be considered outstanding for the purposes of computing and reporting earnings per share or fully converted book value per share.

NOTE 8.             Minority Interest

As of December 31, 2007 and 2006, the Company owned 42.2% of the outstanding common shares and 33.6% of the outstanding preferred shares of Blue Ocean.  In accordance with FIN 46R, Blue Ocean is currently consolidated into the financial statements of the Company. The portion of Blue Ocean’s equity not owned by the Company is referred to as  minority interest.

The following tables present the composition of the minority interest in Blue Ocean’s common and preferred equity as of December 31, 2007 and 2006:

	December 31,
Minority interest - Blue Ocean common equity	2007	2006
Beginning balance	$176.8	$109.7
Issuances of common shares	—	35.2
Offering expenses	(0.8)	(0.2)
Distributions and dividends	(135.2)	—
Change in retained earnings attributable to common shareholders	27.3	32.1
Ending balance	$68.1	$176.8

	December 31,
Minority interest - Blue Ocean preferred equity	2007	2006
Beginning balance	$61.6	$54.2
Issuances of preferred shares	—	0.2
Offering expenses	0.8	—
Redemptions	(36.5)	—
Change in dividends payable	(5.3)	7.2
Ending balance	$20.6	$61.6

Blue Ocean redeemed all of its preferred equity in January 2008.

NOTE 9.    Common Shareholders’ Equity

The following table summarizes the Company’s common share activity during the years ending December 31, 2007, 2006  and 2005:

	December 31,
(in shares)	2007	2006	2005
Common shares outstanding - beginning	111,775,682	89,178,490	62,131,232
Issuances (retirements) of common shares:
Public and private sales	—	6,896,552	25,850,926
Directors Share Plan	8,540	5,840	—
Exercises of options and warrants	—	—	1,196,332
Share Issuance Agreement	(7,774,800)	15,694,800	—
Retirements of common shares - repurchases	(4,719,344)	—	—
Common shares outstanding — ending	99,290,078	111,775,682	89,178,490

During the years ended December 31, 2007 and 2006, the Company issued 8,540 and 5,840 common shares, respectively, resulting from the conversion of director share units (“DSUs”) to common shares pursuant to the Montpelier Re Holdings Ltd. Directors Share Plan (the “Directors Share Plan”).

In July 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of its common shares from time-to-time either in the open market or through privately negotiated transactions.  Pursuant to this authorization, during 2007 the Company repurchased and retired 3,776,989 common shares acquired in the open market at an average price of $16.86 per common share.

In July 2007, the Company repurchased 3,316 common shares previously issued under the Directors Share Plan from a former director at a price of $15.80 per common share.

In May 2007, the Company retired 7,774,800 common shares under the Share Issuance Agreement and during 2006 the Company issued 15,694,800 common shares under the Share Issuance Agreement.  See Note 7.

In May 2007, the Company repurchased and retired 939,039 common shares and 7,172,375.5 outstanding warrants from White Mountains for a total purchase price of $65.0 million.  As a result of this transaction, the Company no longer has any warrants outstanding.

In May 2006, the Company entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share which closed in June 2006. The Company’s net proceeds, after deducting estimated offering expenses of $0.8 million, was approximately $99.5 million.

During the year ended December 31, 2005, all 1,922,500 vested and unvested options outstanding to acquire common shares (“Options”) were exercised by employees  resulting in the issuance of 699,187 and 408,489 unrestricted and restricted common shares. The Options exercised had an exercise price of $18.47 per common share.

In September 2005, the Company sold 25,850,926 common shares pursuant to a publicly underwritten offering at a price of $24.00 per common share.  The net proceeds, after deducting underwriting discounts, commissions and estimated expenses of the offering, was approximately $600.0 million.

In March 2005, Bank of America Securities LLC exercised 146,802.6 warrants in exchange for 88,656 common shares. The warrants were issued in December 2001, had a term of ten years and an exercise price of $16.67 per common share.

Dividends and Distributions

The Company declared, on a quarterly basis, regular cash dividends and distributions per common share totaling $.30, $.30 and $1.155 during 2007, 2006 and 2005, respectively. During the first quarter of 2005, the Company also declared a special cash dividend of $5.50 per common share. The Company declared cash dividends and distributions on warrants, during the periods in which they were outstanding, on the same basis as that of common shares.

The total amount of dividends and distributions paid to holders of the Company’s common shares and warrants during the years ended December 31, 2007, 2006 and 2005, was $29.9 million, $30.0 million and $496.8 million, respectively.  As of December 31, 2007 and 2006, the Company had $7.4 million and $9.0 million in dividends and distributions that were declared, but not yet paid, to holders of common shares and warrants.

NOTE 10.  Share Based Compensation

Montpelier Long-Term Incentive Plan (“LTIP”)

The LTIP is the Company’s primary long-term incentive plan and was approved by shareholders in May 2007.  At the discretion of the Board’s Compensation and Nominating Committee (the “Committee”), incentive awards, the value of which is based on the Company’s common shares, may be made to plan participants.  Currently, share-based incentive awards granted under the LTIP consist of performance shares and RSUs.  As of December 31, 2007, the Company had remaining authority to issue up to 5,930,250 common share awards under the current LTIP.

Performance Shares

From 2002 to 2007, performance shares were a significant element of the Company’s LTIP awards in terms of prospective value.  At target payout, each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, a plan participant may receive a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to the operating and financial performance of the Company over the period. At the discretion of the Committee, any final payment in respect of such a grant may take the form of cash, common shares or a combination of both.

For all outstanding performance share awards, the primary performance target for a 100% harvest ratio is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, the performance of certain members of senior management is further measured by reference to the ratio of the actual return on equity to the return on risk-based capital and may result in an adjustment to the harvest of + / - 25%.

The following table summarizes the Company’s performance share activities during the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007		2006		2005
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	569,000	$1.2	400,000	$—	—	$—
Payments	—	—	—	—	—	—
New awards	—	—	172,000	—	400,000	—
Cancellations	(406,000)	(0.1)	(3,000)	—	—	—
Expense recognized	—	3.8	—	1.2	—	—
End of period	335,000	$4.9	569,000	$1.2	400,000	$—

In April 2007, 400,000 performance shares previously issued under the 2005-2007 period were cancelled without payment as there was no expected payout related to this performance period due to the adverse financial effects of the severe hurricanes that occurred during 2005.

The following table summarizes performance shares outstanding at target and the accrued performance share expense at December 31, 2007, for each outstanding performance cycle:

	Target Performance Shares Outstanding	Accrued expense
Performance cycle:
2006—2008	166,000	$3.8
2007—2009	169,000	1.1
Total at December 31, 2007	335,000	$4.9

If 100% of the outstanding performance shares had been vested on December 31, 2007, the total additional compensation cost to be recognized would have been $4.1 million based on current accrual factors (share price and payout assumptions).

RSUs

Since 2006, RSUs have also been a significant element of the Company’s LTIP awards in terms of prospective value. RSUs are phantom restricted shares which vest ratably in equal tranches, typically over three-to-five year periods, subject to the employee remaining employed at the applicable vesting date.  RSUs are payable in common shares at the end of the RSU term.  Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.

The following table summarizes the Company’s RSU activities during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006		2005
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	456,000	$3.1	—	$—	—	$—
Granted	720,750	12.4	473,000	7.9	—	—
Paid	—	—	—	—	—	—
Forfeitures	(67,667)	—	(17,000)	—	—	—
Expense recognized	—	(8.2)	—	(4.8)	—	—
End of period	1,109,083	$7.3	456,000	$3.1	—	$—

In determining the initial grant date fair value of RSUs, the Company assumes a 3% forfeiture rate and a 5% to 8% discount.  Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

As of December 31, 2007, 407,166 of the total outstanding RSUs were vested.  Vested RSUs remain outstanding until the completion of the full anniversary period of the RSU award.

The following table summarizes RSUs outstanding and the unamortized grant date fair value of such RSUs at December 31, 2007, for each vesting period:

	RSUs Outstanding	Unamortized Grant Date Fair Value
Vesting period:
2006—2008	415,333	$0.8
2007—2009	474,000	3.7
2007—2012	219,750	2.8
Total at December 31, 2007	1,109,083	$7.3

The Company expects to incur future RSU expense of $4.7 million, $1.8 million, $0.5 million, $0.2 million and $0.1 million, associated with its outstanding RSUs at December 31, 2007, during 2008, 2009, 2010, 2011 and 2012, respectively.

Directors Share Plan

All non-management directors are eligible to participate voluntarily in the Directors Share Plan.  Eligible directors who elect to participate receive, in lieu of a portion of their annual cash retainer, a number of DSUs of the same dollar value based on the value of common shares at that date.  DSUs comprise a contractual right to receive common shares or, effective July 2007, an equivalent amount of cash upon termination of service as a director. In addition, while the DSUs are outstanding, they are credited with common share dividend equivalents.

In July 2007, the Board of Directors of the Company approved an amendment to the Directors Share Plan to provide directors with the option of receiving cash, in lieu of common shares, upon the payment of outstanding DSUs.  Previously DSUs were payable only in common shares.  As a result of this amendment, during the 2007 third quarter the Company reclassed its existing $0.5 million obligation for outstanding DSUs at June 30, 2007, from additional paid-in capital to other liabilities and will record all future changes in its DSU obligations as a change in other liabilities

As of December 31, 2007, the Company’s liability for outstanding DSUs was $0.4 million.

Share Option Plan

During 2005, all 1,922,500 vested and unvested Options outstanding were exercised by employees  resulting in the issuance of 699,187 and 408,489 unrestricted and restricted common shares. The Options exercised had an original  term of ten years and an exercise price of $18.47 per common share.

The fair value of the Options was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to 4.8% based on the applicable zero-coupon bond interest rates, expected life of two years after vesting date, expected volatility of 30.0% to 31.2% and no dividends. The Company incurred compensation expense in the amount of $1.2 million during 2005 in connection with the Options.

As of December 31, 2007 and 2006, the Company had no Options outstanding.

NOTE 11.      Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, including the U.S.  The Company and Montpelier Re have conducted substantially all of their operations in Bermuda in a manner such that is more likely than not that they would not be viewed as being engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S., for U.S. federal income tax purposes there can be no assurance that the Internal Revenue Service will not contend, perhaps successfully, that the Company or Montpelier Re is engaged in a trade or business in the U.S.  Management believes that the Company conducts substantially all its non-U.S. operations in a manner such that its offshore operations are not engaged in a trade or business in the U.S. and, as a result, are not subject to U.S. income tax.

A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

Bermuda

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean, have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United States

The Company’s newly established U.S. domiciled subsidiaries are subject to U.S. income taxes.  During the year ended December 31, 2007, these subsidiaries incurred a $5.2 million U.S. net operating loss.  Due to the start-up nature of these operations, and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, Montpelier established a $1.8 million U.S. deferred tax valuation allowance at December 31, 2007.  This net operating loss may be carried forward to offset future U.S. income tax liabilities through 2027.

United Kingdom

The Company’s newly established U.K. domiciled subsidiaries are subject to U.K. income taxes.  During the year ended December 31, 2007, these subsidiaries incurred a $3.0 million U.K. net operating loss.  Due to the start-up nature of these operations, and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, Montpelier established a $0.8 million U.K. deferred tax valuation allowance at December 31, 2007.  This net operating loss may generally be carried forward to offset future U.K. income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes which, for each of the periods presented, were de minimis.

NOTE 12.  Fair Value of Financial Instruments

FAS No. 107, “Disclosure about Fair Value of Financial Instruments”, requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its financial instruments, as defined in FAS 107, on its consolidated balance sheets at fair value with the exception of its fixed-rate, long-term indebtedness.

The Company’s fixed-rate, long-term indebtedness consists of the Senior Notes and the Junior Notes. At December 31, 2007 and 2006, the fair value of the Senior Notes was $237.8 million and $242.1 million, respectively, which compared to a carrying value of $249.3 million and $249.2 million, respectively.  At December 31, 2007 and 2006, the fair value of the Junior Notes was $100.3 million and $104.8 million, respectively, which compared to a carrying value of $103.1 million and $103.1 million, respectively.

NOTE 13.      Segment Reporting

The Company operates through two business segments, Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business.

Montpelier’s Rated Reinsurance and Insurance Business segment, which consists of the operations of the Company and its wholly-owned subsidiaries (including the Company’s operating subsidiaries Montpelier Re, Syndicate 5151 and MUSIC), relies on its financial strength ratings to provide assurance to customers that Montpelier will be able to honor its insurance and reinsurance obligations.

Montpelier’s Collateralized Property Catastrophe Retrocessional Business segment, which began its operations January 1, 2006 and consists solely of the operations of Blue Ocean, does not operate with a financial strength rating and, instead, collateralizes its reinsurance obligations to provide assurance to its customers that it will be able to such obligations.

In the second half of 2007, Blue Ocean Re did not bind any new reinsurance contracts and is not currently expected to write any new business during 2008. During 2007, Blue Ocean paid a total of $249.0 million in dividends and distributions to its common and preferred shareholders (of which Montpelier received $103.9 million) and repurchased a total of $55.0 million of its preferred shares (of which Montpelier received $18.5 million).

During 2008, we expect to revise our reportable operating segments as the insurance and reinsurance initiatives we have undertaken in 2007 gain significance.

The following table summarizes Montpelier’s identifiable assets by segment as of the periods indicated:

	December 31,
	2007	2006

Rated Reinsurance and Insurance Business	$3,284.8	$3,388.6
Collateralized Property Catastrophe Retrocessional Business	240.4	510.2

Total assets	$3,525.2	$3,898.8

A summary of Montpelier’s statements of operations by segment for the years ended December 31, 2007, 2006 and 2005 follows.

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Year Ended December 31, 2007	Business	Business	Elimination	Total

Gross premiums written	$611.0	$42.8	$—	$653.8

Gross premiums earned	623.6	61.7	—	685.3
Earned reinsurance premiums ceded	(128.1)	—	—	(128.1)
Net premiums earned	495.5	61.7	—	557.2

Loss and loss adjustment expenses	177.5	—	—	177.5
Acquisition costs	74.5	3.8	—	78.3
General and administrative expenses	84.6	13.9	(12.6)	85.9
Underwriting income	158.9	44.0	12.6	215.5

Net investment income	117.6	17.2	(2.3)	132.5
Net investment and foreign exchange gains (1)	31.8	0.8	—	32.6
Net expense from derivative instruments	(0.3)	—	—	(0.3)
Other revenue	34.6	—	(32.6)	2.0
Interest and other financing expenses	(26.7)	(7.8)	—	(34.5)
Income before minority interest and income taxes	$315.9	$54.2	$(22.3)	347.8

Minority interest expense — Blue Ocean				(31.9)
Income tax provision				(0.1)
Net income				315.8

Other comprehensive income items (2)				(1.8)

Comprehensive income				$314.0

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

(2)          Relates to the Rated Reinsurance and Insurance Business segment only.

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Year Ended December 31, 2006	Business	Business	Elimination	Total

Gross premiums written	$632.7	$94.8	$—	$727.5

Gross premiums earned	698.2	72.9	—	771.1
Earned reinsurance premiums ceded	(188.1)	—	—	(188.1)
Net premiums earned	510.1	72.9	—	583.0

Loss and loss adjustment expenses	172.7	—	—	172.7
Acquisition costs	107.4	5.4	—	112.8
General and administrative expenses	64.8	16.1	(14.9)	66.0
Underwriting income	165.2	51.4	14.9	231.5

Net investment income	112.8	16.6	(3.6)	125.8
Net investment and foreign exchange gains (losses)	16.2	(1.4)	—	14.8
Net expense from derivative instruments	(9.9)	—	—	(9.9)
Other revenue	46.3	—	(38.0)	8.3
Interest and other financing expenses	(27.6)	(0.6)	—	(28.2)
Income before minority interest and income taxes	$303.0	$66.0	$(26.7)	342.3

Minority interest expense — Blue Ocean				(39.3)
Income tax provision				(0.1)
Net income				302.9

Other comprehensive income items (1)				58.6

Comprehensive income				$361.5

(1)          Relates to the Rated Reinsurance and Insurance Business segment only.

		Collateralized
	Rated	Property
	Reinsurance	Catastrophe
	and Insurance	Retrocessional	Consolidation/
Year Ended December 31, 2005	Business	Business	Elimination	Total

Gross premiums written	$978.7	$—	$—	$978.7

Gross premiums earned	1,003.4	—	—	1,003.4
Earned reinsurance premiums ceded	(154.9)	—	—	(154.9)
Net premiums earned	848.5	—	—	848.5

Loss and loss adjustment expenses	1,510.7	—	—	1,510.7
Acquisition costs	166.3	—	—	166.3
General and administrative expenses	26.0	—	—	26.0
Underwriting loss	(854.5)	—	—	(854.5)

Net investment income	87.0	—	—	87.0
Net investment and foreign exchange gains	31.6	—	—	31.6
Net expense from derivative instruments	—	—	—	—
Other revenue	0.8	—	—	0.8
Interest and other financing expenses	(17.8)	—	—	(17.8)
Net loss	$(752.9)	$—	$—	(752.9)
Other comprehensive income items				(64.2)

Comprehensive loss				$(817.1)

The following tables set forth Montpelier’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year Ended December 31,
	2007		2006		2005
Rated Reinsurance and Insurance Business
Property Catastrophe	$350.2	53.6%	$301.9	41.5%	$420.3	42.9%
Property Specialty	142.5	21.8	206.8	28.4	357.9	36.6
Other Specialty	118.3	18.1	124.3	17.1	200.4	20.5
Qualifying Quota Share	—	—	(0.3)	—	0.1	—

Total Rated Reinsurance and Insurance Business	611.0	93.5	632.7	87.0	978.7	100.0%

Collateralized Property Catastrophe Retrocessional Business	42.8	6.5	94.8	13.0

Gross Premiums Written	$653.8	100.0%	$727.5	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Year Ended December 31,
	2007		2006		2005
Rated Reinsurance and Insurance Business
U.S. and Canada	$319.8	49.0%	$373.9	51.5%	$460.4	47.0%
Worldwide (1)	112.9	17.3	126.4	17.4	332.4	34.0
Western Europe, excluding the U.K. and Ireland	51.6	7.9	25.6	3.5	28.1	2.9
U.K. and Ireland	34.2	5.2	11.9	1.6	50.8	5.2
Worldwide, excluding U.S. and Canada (2)	32.2	4.9	25.7	3.5	43.8	4.5
Japan	25.0	3.8	30.1	4.1	37.3	3.8
Other	35.3	5.4	39.1	5.4	25.9	2.6

Total Rated Reinsurance and Insurance Business	611.0	93.5	632.7	87.0	$978.7	100.0%

Collateralized Reinsurance and Insurance Business
Worldwide (1)	20.6	3.1	49.7	6.8
U.S. and Canada	18.7	2.9	25.2	3.5
Caribbean	1.9	0.3	11.9	1.6
Worldwide, excluding U.S. and Canada (2)	1.6	0.2	8.0	1.1

Collateralized Property Catastrophe Retrocessional Business	42.8	6.5	94.8	13.0

Gross Premiums Written	$653.8	100.0%	$727.5	100.0%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables set forth Montpelier’s net premiums earned by line of business and by geographic area of risks insured for the periods indicated:

Net Premiums Earned by Line of Business

	Year Ended December 31,
	2007		2006		2005
Rated Reinsurance and Insurance Business
Property Catastrophe	$263.9	47.4%	$165.9	37.7%	$345.4	40.7%
Property Specialty	123.4	22.1	220.4	28.5	297.9	35.1
Other Specialty	108.2	19.4	124.1	21.3	200.4	23.6
Qualifying Quota Share	—	—	(0.3)	—	4.8	0.6

Total Rated Reinsurance and Insurance Business	495.5	88.9%	510.1	87.5%	$848.5	100.0%

Collateralized Property Catastrophe Retrocessional Business	61.7	11.1	72.9	12.5

Net Premiums Earned	$557.2	100.0%	$583.0	100.0%

Net Premiums Earned by Geographic Area of Risks Insured

	Year Ended December 31,
	2007		2006		2005
Rated Reinsurance and Insurance Business
U.S. and Canada	$312.4	56.1%	$362.5	62.2%	$468.9	55.2%
Western Europe, excluding the U.K. and Ireland	51.9	9.3	25.8	4.4	27.6	3.3
Worldwide, excluding U.S. and Canada (2)	34.6	6.2	30.6	5.2	43.3	5.1
U.K. and Ireland	26.5	4.8	18.2	3.1	51.9	6.1
Japan	25.7	4.6	29.5	5.1	39.8	4.7
Worldwide (1)	22.0	3.9	26.3	4.5	191.7	22.6
Other	22.4	4.0	17.2	3.0	25.3	3.0

Total Rated Reinsurance and Insurance Business	495.5	88.9	510.1	87.5	$848.5	100.0%

Collateralized Reinsurance and Insurance Business
Worldwide (1)	32.5	5.9	35.9	6.2
U.S. and Canada	24.1	4.3	19.5	3.3
Caribbean	2.2	0.4	11.2	1.9
Worldwide, excluding U.S. and Canada (2)	2.9	0.5	6.3	1.1

Collateralized Property Catastrophe Retrocessional Business	61.7	11.1	72.9	12.5

Net Premiums Earned	$557.2	100.0%	$583.0	100.0%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 14.      Regulatory Requirements

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

The Act limits the maximum amount of annual dividends and distributions paid by Montpelier Re to the Company and Blue Ocean Re to Blue Ocean without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment.

The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders.

The operations of Syndicate 5151 are managed by Spectrum.  Syndicate 5151 and Spectrum  are subject to regulation by both the U.K. Financial Services Authority (“FSA”) and the Council of Lloyd’s under the Financial Services and Markets Act 2000.

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

MCL is required by Lloyd’s to maintain a secured standby letter of credit facility to be used to support business to be written by Syndicate 5151. As of December 31, 2007, Montpelier maintained a secured letter of credit facility for this purpose of £74.0 million.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”).  Under the Trust Funds’ deeds, those monies may only be used for the payment of claims and valid syndicate expenses.  When the underwriting year closes, normally after three years, any profit held within the Trust Funds for that underwriting year, including the investment income earned thereon, is distributed to the corporate member.  As of December 31, 2007, Syndicate 5151 held $14.1million within the Trust Funds.

NOTE 15.      Related Party Transactions

In May  2007, the Company repurchased from White Mountains Insurance Group, Ltd. (“White Mountains”), 939,039 common shares and 7,172,375.5 warrants to acquire common shares for a total purchase price of $65.0 million. As a result, White Mountains no longer has any ownership interest in the Company and the Company no longer has any warrants outstanding.  As of December 31, 2006, White Mountains beneficially owned approximately 6.8% of the Company, assuming conversion of the warrants it held at that date.  White Mountains currently provides the Company with investment advisory and management services.  Morgan W. Davis, a director of the Company, is also a director of White Mountains.  Kernan V. Oberting, the Company’s Chief Financial Officer, was previously employed by and is permitted to provide limited services to White Mountains or its affiliates (“White Mountains”) and has retained certain long-term incentive awards granted to him by White Mountains prior to his employment with the Company.

Wilbur L. Ross, Jr., a Director of the Company, is Chairman and Chief Executive Officer of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC owned 6.9% of the Company’s common shares and 9.8% of Blue Ocean’s common shares at December 31, 2007.  Mr. Ross is also one of the five Directors of Blue Ocean.

During the years ended December 31, 2007 and  2006, Blue Ocean Re incurred $12.6 million and $14.9 million in total fees (consisting of underwriting and performance fees), respectively, related to its Underwriting Agreement with MAL which commenced January 1, 2006.

The Company ceded reinsurance premiums of $7.5 million and $6.6 million to Rockridge Reinsurance, Ltd. (“Rockridge”), an 11% owned, non-consolidated affiliate during the years ended December 31, 2006 and 2005, respectively.  The premiums ceded by the Company represented 100% of the gross premiums written by Rockridge for these periods. In December 2006, Rockridge ceased its operations and has since returned its capital to investors and its unearned premium to Montpelier.

NOTE 16.  Commitments and Contingent Liabilities

Investment Commitment

As of December 31, 2007, Montpelier had unfunded commitments to invest $39.0 million into three separate private investment funds.

Lease Commitments

Montpelier leases office space and computer equipment under noncancellable operating leases that expire on various dates. Montpelier also has various other operating lease obligations that are immaterial in the aggregate.

Future annual minimum commitments under existing noncancellable leases for office space are $3.8 million, $4.5 million, $4.5 million, $4.4 million and $16.1 million for 2008, 2009, 2010, 2011 and 2012 and thereafter.

Future annual minimum commitments under existing noncancellable leases for computer equipment are $1.8 million, $1.1 million, $0.5 million, $0.1 million and $0.2 million for 2008, 2009, 2010, 2011 and 2012 and thereafter.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders.  The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (2.0% with respect to 2008).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary.  Montpelier estimates that its 2008 obligation to the Central Fund will be approximately $4.5 million.

Lloyd’s also makes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2008) and an overseas business charge, levied as a percentage of gross international premiums (that is premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.  Montpelier estimates that its 2008 obligation to Lloyd’s for such charges will be approximately $1.1 million.

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net loss and loss expense reserves. See Note 4 for a description of the Company’s pending litigation.

Concentrations of Credit Risk

Financial instruments, which potentially subject Montpelier to concentrations of credit risk, consist principally of its investment securities, its insurance and reinsurance balances receivable and its reinsurance recoverables.

Montpelier’s investment portfolio is managed in a diversified manner with restrictions on the allowable holdings of a single issue or issuer. Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at December 31, 2007 and 2006.

 Certain U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government. Montpelier faces credit risk in respect of these holdings.

Montpelier’s portfolio of corporate and structured investments, such as asset and mortgage-backed securities, are subject to individual and aggregate credit risk.  Montpelier monitors the credit quality of its fixed maturity investments with exposure to the subprime and Alternative A markets as well as those fixed maturity investments that benefit from credit enhancements provided by third party financial guarantees. In addition, Montpelier recently invested in, and made commitments to purchase, private investment funds that target distressed corporate and mortgage securities.

Montpelier underwrites the majority of its business through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to Montpelier.

Concentrations of credit risk with respect to Montpelier’s reinsurance recoverables are described in Note 4.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and fair presentation of the financial statements included in this report.  The financial statements have been prepared in conformity with GAAP in the U.S..  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Audit Committee of the Board, which is comprised entirely of independent, qualified directors, is responsible for the oversight of our accounting policies, financial reporting and internal control including the appointment and compensation of our independent registered public accounting firm.  The Audit Committee meets periodically with management, our independent registered public accounting firm and our internal auditors to ensure they are carrying out their responsibilities.  The Audit Committee is also responsible for performing an oversight role by reviewing our financial reports.  Our independent registered public accounting firm and internal auditors have full and unlimited access to the Audit Committee, with or without management present, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to their attention.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.  Management has reviewed the results of its assessment with the Audit Committee.

PricewaterhouseCoopers, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report which appears on page F-38.

February 28, 2008

/s/ Anthony Taylor	/s/ Kernan V. Oberting
Chairman and CEO	Executive Vice President and CFO
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company prospectively reclassified as trading, marketable securities previously designated as available-for-sale and changed the manner in which movements in unrealized gains and losses on these securities gets recognized.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
February 28, 2008

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2007 and 2006 is shown in the following table.  The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2007 Three Months Ended				2006 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues (1)	$182.5	$195.0	$158.5	$188.0	$195.7	$191.6	$185.4	$149.3
Expenses (1)	86.9	88.7	98.6	102.0	60.6	95.2	117.3	106.6
Income before minority interest and income taxes	95.6	106.3	59.9	86.0	135.1	96.4	68.1	42.7
Minority interest expense - Blue Ocean	(5.1)	(4.9)	(9.2)	(12.7)	(12.9)	(13.0)	(10.5)	(2.9)
Income tax provision	—	(0.1)	—	—	(0.1)	—	—	—
Net income	$90.5	$101.3	$50.7	$73.3	$122.1	$83.4	$57.6	$39.8

Earnings per share (2):
Basic	$.97	$1.07	$.53	$.76	$1.26	$.86	$.62	$.44
Diluted	.97	1.06	.53	.76	1.26	.86	.62	.44

Fully converted book value per share	$17.88	$17.03	$16.04	$16.08	$15.46	$14.07	$13.00	$12.27
Fully converted tangible book value per share	$17.82	$17.03	$16.04	$16.08	$15.46	$14.07	$13.00	$12.27

(1)    In the fourth quarter of 2007, the Company reclassified each of the individual revenues and expenses associated with its derivative securities to a single line in the Company’s statement of operations entitled “Net revenue (expense) from derivative instruments”. This reclassification had no impact on the Company’s net income or comprehensive net income. Prior periods have been reclassified to the conform with the current presentation.

(2)    During 2007, the Company modified its method of calculating basic and diluted earnings per share.  In determining the basic earnings per share numerator, when applicable, dividends and distributions declared on outstanding warrants are deducted from net income. In the diluted earnings per share calculation, this same adjustment is made provided that the result is more dilutive than if the Company were simply to include the average number of warrants outstanding during the period in the diluted earnings per share denominator (as computed using the treasury stock method).  Prior periods have been revised to reflect this approach resulting in a $.01 reduction to basic earnings per share in each of the 2006 quarters and a $.01 reduction in diluted earnings per share during the quarter ended June 30, 2006.

SCHEDULE I

MONTPELIER RE HOLDINGS LTD.

SUMMARY OF INVESTMENTS — OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2007

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
Bonds:
U.S. Government and government agencies and authorities (1)	$773.8	$781.2	$781.2
Corporate bonds and asset-backed securities	1,173.8	1,180.9	1,180.9
Foreign governments	22.1	22.8	22.8
Public utilities	16.2	16.3	16.3
Convertibles and bonds with warrants attached	58.4	60.3	60.3
Total fixed maturities	2,044.3	2,061.5	2,061.5

Equity securities:
Public utilities	15.2	23.5	23.5
Banks, trust and insurance companies	26.7	28.3	28.3
Industrial, miscellaneous and other	142.5	168.4	168.4
Total equity securities	184.4	220.2	220.2

Other investments	76.4	77.7	77.7
Total investments	$2,305.1	$2,359.4	$2,359.4

(1)    Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions	2007	2006
Assets:
Cash and cash equivalents	$7.2	$4.6
Other investments	3.1	3.1
Intercompany receivables	17.5	4.9
Other assets	3.9	6.1
Investments in subsidiaries and affiliates, on the equity basis of accounting	2,021.9	1,974.9
Total assets	$2,053.6	$1,993.6
Liabilities:
Debt	$352.4	$352.3
Intercompany payables	29.8	133.0
Accounts payable and other liabilities	18.3	15.4
Total liabilities	400.5	500.7
Common shareholders’ equity	1,653.1	1,492.9
Total liabilities and common shareholders’ equity	$2,053.6	$1,993.6

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2007	2006	2005
Revenues	$3.1	$4.1	$0.2
Expenses	32.6	31.0	21.5
Net loss	(29.5)	(26.9)	(21.3)
Equity in earnings (losses) of subsidiaries and affiliates	345.3	329.8	(731.6)
Consolidated net income (loss)	315.8	302.9	(752.9)
Other comprehensive income(loss) items, after-tax	(1.8)	58.6	(64.2)
Consolidated comprehensive income (loss)	$314.0	$361.5	$(817.1)

SCHEDULE II

(continued)

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2007	2006	2005
Net income (loss)	$315.8	$302.9	$(752.9)
Charges (credits) to reconcile net income to net cash from operations:
Undistributed current (earnings) loss from subsidiaries and affiliates	(257.5)	(329.8)	1,168.6
Amortization, accretion and depreciation	0.1	0.1	0.1
Share-based compensation - options to acquire common shares	—	—	1.2
Net change in other assets and other liabilities	(106.0)	111.0	18.2
Net cash (used for) provided from operations	(47.6)	84.2	435.2
Cash flows from investing activities:
Contributions of capital to subsidiaries	(85.4)	(288.3)	(600.0)
Returns of capital from subsidiaries and affiliates	294.1	34.2	52.0
Net cash provided from (used for) investing activities	208.7	(254.1)	(548.0)
Cash flows from financing activities:
Proceeds from issuances of common shares	—	100.3	622.4
Direct equity offering expenses	—	(0.8)	(20.4)
Repurchases of common shares	(124.7)	—	—
Issuance of debt	—	100.0	—
Amendment of forward share agreement	(3.9)	—	—
Dividends and distributions paid on common shares and warrants	(29.9)	(30.0)	(496.8)
Net cash (provided from) used for financing activities	(158.5)	169.5	105.2
Net increase (decrease) in cash and cash equivalents during the year	2.6	(0.4)	(7.6)
Cash and cash equivalents - beginning of year	4.6	5.0	12.6
Cash and cash equivalents - end of year	$7.2	$4.6	$5.0

SCHEDULE III

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column
	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net premiums earned	Net investment income	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses	Net premiums written

December 31, 2007:

Rated Reinsurance and Insurance business	$27.5	$860.7	$184.4	$—	$495.5	$117.6	$177.5	$74.5	$84.6	$506.2
Collateralized Property Catastrophe Retrocessional business	0.2	—	3.0	—	61.7	14.9	—	3.8	1.3	42.8

December 31, 2006:

Rated Reinsurance and Insurance business	$28.6	$1,089.2	$197.3	$—	$510.1	$112.8	$172.7	$107.4	$64.8	$483.8
Collateralized Property Catastrophe Retrocessional business	1.7	—	21.9	—	72.9	13.0	—	5.4	1.2	94.8

December 31, 2005:

Rated Reinsurance and Insurance business	$53.4	$1,791.9	$262.9	$—	$848.5	$87.0	$1,510.7	$166.3	$26.0	$757.0
Collateralized Property Catastrophe Retrocessional business	—	—	—	—	—	—	—	—	—	—

SCHEDULE IV

MONTPELIER RE HOLDINGS LTD.

REINSURANCE

($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Net premiums written by segment	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

December 31, 2007:

Rated Reinsurance and Insurance business	$42.3	$(104.8)	$568.7	$506.2	112%
Collateralized Property Catastrophe Retrocessional business	—	—	42.8	42.8	100%

December 31, 2006:

Rated Reinsurance and Insurance business	$63.4	$(148.9)	$569.3	$483.8	118%
Collateralized Property Catastrophe Retrocessional business	—	—	94.8	94.8	100%

December 31, 2005:

Rated Reinsurance and Insurance business	$38.7	$(221.7)	$940.0	$757.0	124%
Collateralized Property Catastrophe Retrocessional business	—	—	—	—	—

SCHEDULE VI

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred	Reserves for unpaid claims	Discount, if				Claims and claims adjustment expenses incurred related to		Amortization	Paid claims
	policy acquisition costs	and claims adjustment expenses	any, deducted in Column C	Unearned premiums	Net premiums earned	Net investment income	(1) current year	(2) prior year	of policy acquisition costs	and claims adjustment expenses	Net premiums written

Rated Reinsurance and Insurance business:

2007	$27.5	$860.7	$—	$184.4	$495.5	$117.6	$213.9	$(36.4)	$74.5	$361.2	$506.2
2006	28.6	1,089.2	—	197.3	510.1	112.8	196.5	(23.8)	107.4	757.0	483.8
2005	53.4	1,791.9	—	262.9	848.5	87.0	1,527.8	(17.1)	166.3	489.3	757.0

Collateralized Property Catastrophe Retrocessional business:

2007	$0.2	$—	$—	$3.0	$61.7	$14.9	$—	$—	$3.8	$—	$42.8
2006	1.7	—	—	21.9	72.9	13.0	—	—	5.4	—	94.8
2005	—	—	—	—	—	—	—	—	—	—	—