Form 10-Q
period 2008-03-31
MONTPELIER RE HOLDINGS LTD
filed 2008-05-09
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes   ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒

As of May 8, 2008, the Registrant had 93,368,434 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2008	2007
Assets
Marketable securities, at fair value:
Fixed maturity investments (amortized cost: $1,524.8 and $2,044.3)	$1,520.2	$2,061.5
Equity securities (cost: $206.3 and $184.4)	224.7	220.2
Other investments (cost: $114.4 and $76.4)	104.4	77.7
Total investments	1,849.3	2,359.4
Cash and cash equivalents	829.9	453.2
Restricted cash	50.7	35.5
Securities lending collateral	70.2	192.0
Reinsurance recoverable on unpaid losses	139.3	152.5
Reinsurance recoverable on paid losses	30.0	16.8
Premiums receivable	255.3	160.5
Unearned premium ceded	36.6	21.1
Deferred acquisition costs	38.6	27.7
Accrued investment income	13.6	19.4
Unsettled sales of investments	3.0	56.0
Other assets	35.0	31.1
Total Assets	$3,351.5	$3,525.2

Liabilities
Loss and loss adjustment expense reserves	$846.7	$860.7
Debt	352.4	427.4
Securities lending payable	71.0	193.4
Unearned premium	284.7	187.4
Insurance and reinsurance balances payable	53.2	40.7
Unsettled purchases of investments	73.9	23.8
Accounts payable, accrued expenses and other liabilities	37.5	50.0
Total Liabilities	1,719.4	1,783.4

Commitments and contingent liabilities (see Note 11)

Minority interest
Blue Ocean - preferred equity	—	20.6
Blue Ocean - common equity	62.6	68.1
Total Minority Interest	62.6	88.7
Common Shareholders’ Equity
Common shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued and outstanding 94,505,314 and 99,290,078 shares	0.2	0.2
Additional paid-in capital	1,619.0	1,694.3
Retained deficit	(49.8)	(43.6)
Accumulated other comprehensive income	0.1	2.2
Total Common Shareholders’ Equity	1,569.5	1,653.1
Total Liabilities, Minority Interest and Common Shareholders’ Equity	$3,351.5	$3,525.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
(In millions of U.S. dollars, except per share and per warrant amounts)	2008	2007
Revenues
Gross premiums written	$256.8	$261.0
Reinsurance premiums ceded	(34.7)	(71.7)
Net premiums written	222.1	189.3
Change in net unearned premiums	(81.8)	(46.6)

Net premiums earned	140.3	142.7
Net investment income	24.5	33.1
Net realized and unrealized investment gains (losses)	(39.7)	15.3
Net foreign exchange gains (losses)	8.9	(2.7)
Net income (expense) from derivative instruments	0.9	(1.0)
Other revenue	0.4	0.6
Total revenues	135.3	188.0
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	76.4	59.6
Acquisition costs	21.7	18.5
General and administrative expenses	27.8	15.4
Non-underwriting expenses:
Interest and other financing expenses	7.2	8.5
Total expenses	133.1	102.0

Income before minority interest expense and income taxes	2.2	86.0
Minority interest expense - Blue Ocean	(1.9)	(12.7)
Income tax provision	—	—
Net income	0.3	73.3
Change in foreign currency translation	—	—
Change in fair value of Symetra (see Note 4)	(2.1)	(0.7)
Comprehensive income (loss)	$(1.8)	$72.6
Basic earnings per share	$—	$0.76
Diluted earnings per share	—	0.76
Dividends declared per common share	$0.075	$0.075
Dividends declared per warrant	—	0.075

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008 and 2007

Unaudited

	Total	Common
	Common	shares and		Accum. other
	shareholders’	additional	Retained	comprehensive
(In millions of U.S. dollars)	equity	paid-in capital	deficit	income
Balances at January 1, 2008	$1,653.1	$1,694.5	$(43.6)	$2.2

Net income	0.3	—	0.3	—
Retirements of common shares	(78.2)	(78.2)	—	—
Other comprehensive income, after tax	(2.1)	—	—	(2.1)
Amortization of Restricted Share Units	2.9	2.9	—	—
Dividends declared on common shares	(6.5)	—	(6.5)	—

Balances at March 31, 2008	$1,569.5	$1,619.2	$(49.8)	$0.1

	Total	Common		Accum. other
	Common	shares and		comprehensive
	shareholders’	additional	Retained	income,
	equity	paid-in capital	deficit	after tax
Balances at January 1, 2007	$1,492.9	$1,819.4	$(376.0)	$49.5

Cumulative effect adjustment to the adoption of FAS 157 and 159	—	—	45.5	(45.5)
Net income	73.3	—	73.3	—
Other comprehensive income, after tax	(0.7)	—	—	(0.7)
Amortization of Restricted Share Units and Director Share Plan Units	1.8	1.8	—	—
Dividends declared on common shares	(7.3)	—	(7.3)	—
Dividends declared on warrants	(0.5)	—	(0.5)	—

Balances at March 31, 2007	$1,559.5	$1,821.2	$(265.0)	$3.3

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
(In millions of U.S. dollars)	2008	2007
Cash flows from operations:
Net income	$0.3	$73.3
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment losses (gains)	39.7	(15.3)
Minority interest expense - Blue Ocean	1.9	12.7
Amortization and depreciation	(1.9)	(0.3)
Net change in:
Loss and loss adjustment expense reserves	(14.0)	(83.7)
Reinsurance recoverable on paid and unpaid losses	—	1.0
Unearned premium	97.3	86.3
Reinsurance balances payable	12.5	30.9
Unearned premium ceded	(15.5)	(39.7)
Deferred acquisition costs	(10.9)	(7.0)
Premiums receivable	(94.8)	(58.8)
Accounts payable, accrued expenses and other liabilities	(9.6)	(13.3)
Other	4.9	(1.5)
Net cash provided from (used for) operations	9.9	(15.4)

Cash flows from investing activities:
Purchases of fixed maturity investments	(174.9)	(433.4)
Purchases of equity securities	(40.7)	(15.5)
Purchases of other investments	(38.1)	(1.5)
Sales, maturities, calls and paydowns of fixed maturity investments	806.0	513.8
Sales of equity securities	22.7	20.7
Sales of other investments	—	(0.4)
Net disposition of securities lending collateral	121.4	96.2
Net change in restricted cash	(15.2)	30.1
Net acquisitions of capitalized assets	(5.3)	(0.6)
Net cash provided from investing activities	675.9	209.4

Cash flows from financing activities:
Repayment of debt	(75.0)	—
Repurchases of the Company’s common shares	(77.2)	—
Dividends paid on the Company’s common shares and warrants	(7.4)	(7.8)
Distributions paid to Blue Ocean’s minority common shareholders	(6.9)	—
Dividends to and repurchases from Blue Ocean’s minority preferred shareholders	(21.1)	—
Net reductions in securities lending payable	(122.4)	(96.2)
Net cash used for financing activities	(310.0)	(104.0)
Effect of exchange rate changes on cash and cash equivalents	0.9	(0.2)

Net increase in cash and cash equivalents during the period	376.7	89.8
Cash and cash equivalents - beginning of period	453.2	313.1
Cash and cash equivalents - end of period	$829.9	$402.9

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

Notes To Consolidated Financial Statements

(In millions of U.S. dollars, except share and per

share amounts or as where otherwise indicated)

Unaudited

1.  Significant Accounting Policies

Basis of Presentation and Consolidation

These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) and its subsidiaries and affiliates (collectively, “Montpelier”) and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (the “U.S.”).  The Company was incorporated as an exempted Bermuda limited liability company on November 14, 2001. The Company, through its operating subsidiaries and affiliates in Bermuda, the U.S., the U.K. and Switzerland, provides customized and innovative reinsurance and insurance solutions to the global market.

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

On July 1, 2007, Montpelier commenced the operations of its newly-formed Lloyd’s of London (“Lloyd’s”) syndicate known as Montpelier Syndicate 5151 (“Syndicate 5151”). Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets.  Montpelier Capital Limited (“MCL”), a wholly-owned subsidiary of the Company, serves as Syndicate 5151’s sole corporate member.  Syndicate 5151 is managed by Spectrum Syndicate Management Limited (“Spectrum”), a third-party Lloyd’s Managing Agent based in London.  Syndicate 5151 also accepts business from the Company’s wholly-owned U.S. managing general agent, Montpelier Underwriting Inc. (“MUI”) and its wholly-owned Swiss subsidiary, Montpelier Europa AG (“MEAG”). MUI and MEAG each received Lloyd’s Coverholder approval during 2007. A “Coverholder” is a firm that is authorised by a Lloyd’s managing agent to enter into contracts of insurance and/or issue insurance documentation on the behalf of a syndicate it manages.  MEAG, whose focus is on markets in Continental Europe and the Middle East, also provides marketing services to Syndicate 5151 and supports Montpelier’s existing regional marketing effort with respect to certain established lines of business.

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

The Company provides insurance, accounting, finance, advisory and information technology services to its affiliates and to third-parties through various wholly-owned subsidiaries located in the U.S. and the U.K.  The Company provides underwriting support services to its affiliates and to third-parties in the U.K. and Switzerland through our U.K. wholly-owned subsidiary, Montpelier Underwriting Services Limited (“MUSL”).

The Company has an investment in Blue Ocean Re Holdings Ltd. (“Blue Ocean”), a holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).  Blue Ocean Re is a Bermuda Class 3 insurer which provides property catastrophe retrocessional protection. Blue Ocean Re began its operations in January 2006. During the second half of 2007, Blue Ocean Re ceased writing business and is not currently expected to write any new business during 2008.  As of March 31, 2008 and December 31, 2007, Blue Ocean Re had remaining unearned premium reserves of $0.2 million and $3.0 million, respectively.  During 2007, Blue Ocean began returning capital to its shareholders and during the first quarter of 2008 it repurchased and retired all of its outstanding preferred shares.

As of March 31, 2008 and December 31, 2007, the Company owned 42.2% of Blue Ocean’s outstanding common shares and, as of December 31, 2007, the Company owned 33.6% of Blue Ocean’s outstanding preferred shares. Blue Ocean is considered a “variable interest entity” as defined under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, entitled “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 as amended.” In accordance with FIN 46R, Blue Ocean is currently consolidated into the financial statements of the Company.  Montpelier provides Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and receives fees for such services.

The Company currently operates through four reportable business segments consisting of Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean. The Montpelier Bermuda segment includes the operations of Montpelier Re and MMSL, the Montpelier Syndicate 5151 segment includes the operations of MCL, Syndicate 5151, MUSL, MEAG and MUI, the MUSIC  segment includes the operations of MUSIC and the Blue Ocean segment includes the operations of Blue Ocean and Blue Ocean Re.

Prior to 2008, the Company operated through two reportable segments consisting of its Rated Reinsurance and its Insurance Business and Collateralized Property Catastrophe Retrocessional Business.  The Rated Reinsurance and Insurance Business segment included the operations of the Company and its wholly-owned subsidiaries (including Montpelier Re, Syndicate 5151 and MUSIC) and the Collateralized Property Catastrophe Retrocessional Business segment included the operations of Blue Ocean and Blue Ocean Re.  Prior periods have been re-segmented to the conform with the current presentation.

The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, reinsurance recoverable on unpaid losses, estimates of written and earned premiums and share-based compensation.

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

The following rates of exchange to the U.S. dollar were used to translate the results of Syndicate 5151, the Company’s most significant foreign operation, which commenced business on July 1, 2007:

Currency	Opening Rate January 1, 2008	Closing Rate March 31, 2008
British Pound (GBP)	1.9843	1.9837

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

Investments and Cash

Investments are recorded on a trade date basis. Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized.  The fair value of the investment portfolio is determined based on bid prices (as opposed to the ask prices) which are not adjusted for transaction costs.

Other investments are carried at either fair value or based on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in private placements, certain derivative instruments and limited partnership interests.  See Note 4.

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

Montpelier’s letter of credit facilities are secured by marketable securities and cash. See Note 5. In addition, Montpelier’s Catastrophe Bond Total Rate of Return Swap Facility is secured by marketable securities and cash.  See Note 6.

Montpelier participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent.  Montpelier receives a fee from the borrower for the temporary use of its securities. Montpelier had $70.0 million and $189.3 million in securities on loan at March 31, 2008 and December 31, 2007, respectively.

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

Montpelier may reinvest some or all of the collateral received from the borrower in order to achieve a greater investment return.  In so doing, Montpelier retains the investment risk associated with the reinvested collateral. As of March 31, 2008 and December 31, 2007, Montpelier’s securities on loan were supported by collateral, held by a third-party in the form of cash, government securities and letters of credit, totaling $70.2 million and $192.0 million, respectively, of which $71.0 million and $193.4 million, respectively, was due back to the counter-parties at such dates. As of March 31, 2008, Montpelier recorded a $0.8 million unrealized loss on securities lending collateral invested on its balance sheet.  During the three months ended March 31, 2007, Montpelier experienced no significant gains or losses on securities lending collateral.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At March 31, 2008 and December 31, 2007, funds withheld balances of $3.2 million and $3.3 million, respectively, were recorded within other assets on the consolidated balance sheet.

Minority Interest

The portion of Blue Ocean’s equity not owned by the Company is considered to be owned by Blue Ocean’s minority shareholders. The minority interest liability in the Company’s consolidated balance sheets represents the equity of the minority shareholders of Blue Ocean and the minority interest expense in the Company’s consolidated statements of operation represents the portion of income attributable to such minority shareholders. At March 31, 2008, the minority interest liability includes $31.2 million of distributions payable to Blue Ocean’s minority common shareholders.

2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and loss adjustment expense (“LAE”) reserve activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Gross loss and LAE reserves - beginning	$860.7	$1,089.2
Reinsurance recoverable on unpaid losses - beginning	(152.5)	(197.3)
Net unpaid loss and LAE reserves - beginning	708.2	891.9

Losses and LAE incurred:
Current year losses	97.4	67.7
Prior year losses	(21.0)	(8.1)
Total incurred losses and LAE	76.4	59.6

Losses and LAE paid:
Current year losses	(0.9)	(0.6)
Prior year losses	(76.3)	(129.0)
Total losses and LAE paid	(77.2)	(129.6)

Net unpaid loss and LAE reserves - ending	707.4	821.9
Reinsurance recoverable on unpaid losses - ending	139.3	183.6
Gross loss and LAE reserves - ending	$846.7	$1,005.5

Loss and LAE development – three months ended March 31, 2008

The net favorable development during the three months ended March 31, 2008, for losses incurred during prior years primarily resulted from the following:

•                          Net estimated ultimate Property Catastrophe losses for prior years decreased by $19.4 million during the three months ended March 31, 2008.  The favorable development was primarily due to decreases in estimated losses related to 2004 and 2005 hurricanes coupled with reductions in estimated losses related to 2007 U.K. floods, California wildfires and European windstorm Kyrill.

•                          Net estimated ultimate Property Specialty losses for prior years increased by $4.9 million, primarily as a result of an increase in claims emergence on individual risk losses.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $6.5 million during the three months ended March 31, 2008. The favorable development related to many classes of business within Other Specialty lines.

The net favorable development during the three months ended March 31, 2007, for losses incurred during prior years primarily resulted from the following:

•                          Net estimated ultimate Property Catastrophe losses for prior years increased by $2.5 million during the three months ended March 31, 2007, resulting from increases in projected losses on retrocessional coverages associated with 2005 hurricanes Rita and Wilma.

•                          Net estimated ultimate Property Specialty losses for prior years decreased by $10.6 million, primarily as a result of claims emergence on the direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business.

•                          Net estimated ultimate Other Specialty losses for prior years were unchanged.

3.  Ceded Reinsurance with Third-Parties

In the normal course of business, Montpelier purchases reinsurance from third-parties in order to manage its exposures.  All of Montpelier’s reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect Montpelier against the risk of future losses as opposed to covering losses that have already occurred but have not been paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of business.

Montpelier remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations and with respect to certain contracts that carry underlying reinsurance protection, Montpelier would be liable in the event that the ceding companies are unable to collect amounts due from underlying third-party reinsurers.

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

Earned reinsurance premiums ceded were $19.2 million and $32.0 million for the three months ended March 31, 2008 and 2007, respectively.  Total recoveries netted against loss and LAE were $13.5 million and $6.8 million for the three months ended March 31, 2008 and 2007, respectively.  In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

As of March 31, 2008, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC acquisition of $16.4 million (the “Acquired Reserves”). In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO (which totaled $11.6 million) and reinsurance recoverable from third-party reinsurers rated A- or better, in a combined amount exceeding $16.4 million.  In addition, MUSIC has received a full indemnification from GAINSCO covering any adverse development from its past business. To the extent that future adverse development in MUSIC’s loss reserves relating to business underwritten prior to the MUSIC acquisition were to exceed the various protective arrangements described above and GAINSCO were unable to honor its Buyer’s Indemnification, these liabilities would become Montpelier’s responsibility.

The current A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at March 31, 2008, are as follows:

Rating	Amount	% of Total
A++	$18.2	60.7%
A+	1.0	3.3
A	6.7	22.3
A-	4.1	13.7
Total reinsurance recoverable on paid losses	$30.0	100.0%

The current A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at March 31, 2008, are as follows:

Rating	Amount	% of Total
A++	$44.4	31.9%
A+	18.4	13.2
A	49.1	35.2
A-	11.0	7.9
Recoverable Under MUSIC Guarantee	16.4	11.8
Total reinsurance recoverable on unpaid losses	$139.3	100.0%

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net unpaid loss and LAE reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, Montpelier received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada.  The notice involves two contracts pursuant to which Montpelier purchased reinsurance protection from MPCL (the “Disputed Contracts”).  Although the grounds for relief are not stated in the notice, MPCL seeks thereby to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney’s fees, interest, costs and bad faith damages.

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

Montpelier believes that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable.  In addition, Montpelier intends to seek relief from MPCL for its attorney’s fees, interest costs and bad faith damages.  In the circumstances, Montpelier believes that the results of the arbitration will not have a materially adverse effect on its financial condition, results of operations and cash flows.

The arbitration is expected to commence during the second quarter of 2008.

4.  Investments

Marketable Securities

On January 1, 2007, the Company adopted FAS 157, “Fair Value Measurements” and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” As a result, for 2007 all of Montpelier’s marketable securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities reported within net realized and unrealized gains (losses) in the Company’s statement of operations. Prior to the adoption of FAS 157 and FAS 159, a significant portion of Montpelier’s marketable securities were carried at fair value and classified as available-for-sale. As a result, net unrealized appreciation or depreciation on such securities were reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.  In connection with the January 1, 2007 adoption of FAS 157 and 159, the Company recorded a cumulative-effect adjustment of $45.5 million among its retained deficit and accumulated other comprehensive income on the consolidated balance sheet.

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s marketable securities, by investment type, as of the periods indicated:

	As of March 31, 2008
	Amortized Cost	Fair Value
Fixed maturity investments:
U.S. government securities	$126.2	$130.0
Corporate debt securities	437.8	430.4
U.S. government-sponsored enterprise securities	229.4	233.8
Mortgage-backed and asset-backed securities	681.2	675.7
Municipal securities	50.2	50.3
Total fixed maturity investments	$1,524.8	$1,520.2

	Cost	Fair Value
Equity securities	$206.3	$224.7

	As of December 31, 2007
	Amortized Cost	Fair Value
Fixed maturity investments:
U.S. government securities	$248.2	$251.4
Corporate debt securities	593.3	600.9
U.S. government-sponsored enterprise securities	403.6	406.7
Mortgage-backed and asset-backed securities	787.6	790.2
Other fixed maturity investments	11.6	12.3
Total fixed maturity investments	$2,044.3	$2,061.5

	Cost	Fair Value
Equity securities	$184.4	$220.2

Other Investments

Montpelier’s derivative instruments and private placements are carried at fair value.  All remaining other investments  are carried at their underlying net asset value. The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	March 31, 2008		December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Limited partnership interests and other (at net asset value)	$93.4	$81.8	$56.4	$55.5
Private placement (at fair value)	20.0	20.2	20.0	22.3
Derivative instruments (at fair value)	1.0	2.4	—	(0.1)
Other investments	$114.4	$104.4	$76.4	$77.7

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

The following table presents Montpelier’s investment portfolio, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at March 31, 2008 and December 31, 2007. Montpelier’s fixed maturity investments classified as Level 3 at such dates represented several types of debt instruments, primarily convertible bonds and corporate bonds that are not publicly traded.

	March 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$69.5	$1,346.4	$104.4	$1,520.3
Equity securities	224.1	—	0.5	224.6
Other investments (excluding those carried at net asset value)	—	—	21.5	21.5
Total investments	$293.6	$1,346.4	$126.4	$1,766.4

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$240.2	$1,628.3	$193.0	$2,061.5
Equity securities	220.2	—	—	220.2
Other investments (excluding those carried at net asset value)	—	—	22.2	22.2
Total investments	$460.4	$1,628.3	$215.2	$2,303.9

The following table presents the securities lending collateral reinvested by Montpelier in connection with its securities lending program, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at March 31, 2008 and December 31, 2007.  The securities lending collateral reinvested classified as Level 3 at such dates represented several types of debt instruments, including certificates of deposit and commercial paper.

	March 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Securities lending collateral reinvested	$7.0	$22.5	$40.7	$70.2

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Securities lending collateral reinvested	$61.9	$30.4	$99.7	$192.0

As of March 31, 2008 and December 31, 2007, the Company’s total Level 3 assets represented 9% and 13% of its total assets measured at fair value, respectively.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2008:

	March 31, 2008
	Fixed Maturity Investments	Equity Securities	Other Investments	Securities Lending Collateral	Total
Level 3 investments as of January 1, 2008	$193.0	$—	$22.2	$99.7	$314.9
Net payments, purchases and sales	(40.0)	—	(0.9)	(89.0)	(129.9)
Realized gains (losses)	1.3	—	0.9	(1.0)	1.2
Unrealized losses	(10.8)	—	(0.7)	—	(11.5)
Net transfers in (out)	(39.1)	0.5	—	31.0	(7.6)
Level 3 investments as of March 31, 2008	$104.4	$0.5	$21.5	$40.7	$167.1

As of January 1, 2007, the Company believed that all of its investment securities, including securities lending collateral reinvested, were valued on the basis of Level 1 and Level 2 inputs. However, this view changed during the year due to illiquidity issues experienced by capital markets during the latter half of 2007 and an increased understanding of the valuation processes undertaken by the Company’s investment managers and their associated pricing services.  As a result, the Company transferred a sizable amount of investment securities to Level 3 at the end of the 2007 fourth quarter.

In certain instances, the classification of a given instrument as Level 2 or Level 3 will be a function of the extent to which we have been able to corroborate the market price with multiple pricing sources. During the first quarter of 2008, our ability to do so with fixed maturities increased from the prior quarter, but decreased in relation to our securities lending collateral.

Changes in Fair Value

Changes in the fair value of Montpelier’s investment portfolio for the three-month periods ended March 31, 2008 and March 31, 2007, consisted of the following:

	Changes in Fair Value for the Three Months Ended March 31, 2008
Description	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains and Derivative Revenue From Investments	Total Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in Other Comprehensive Income
Fixed maturity investments	$7.6	$(21.3)	$1.3	$(12.4)	$—
Equity securities	5.4	(20.3)	3.7	(11.2)	—
Other investments	—	(10.7)	2.4	(8.3)	(2.1)
Securities lending	(1.0)	0.6	—	(0.4)	—

	Changes in Fair Value for the Three Months Ended March 31, 2007
Description	Net Realized Gains on Investments	Net Unrealized Gains on Investments	Net Foreign Exchange Gains and Derivative Revenue From Investments	Total Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in Other Comprehensive Income
Fixed maturity investments	$1.2	$6.4	$0.4	$8.0	$—
Equity securities	7.5	0.2	0.1	7.8	—
Other investments	—	—	1.3	1.3	(0.7)

5.  Debt and Financing Arrangements

Senior Notes

During 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013.  The Company may redeem the Senior Notes at any time at a “make-whole” redemption price; however, the Company has no current intention of doing so. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The unamortized carrying value of the Senior Notes at March 31, 2008 and December 31, 2007, was $249.3 million.

The Company incurred interest on the Senior Notes of $3.8 million for each of the three-month periods ended March 31, 2008 and 2007. The Company paid interest on the Senior Notes of $7.7 million during each of the three-month periods ended March 31, 2008 and 2007.

Junior Subordinated Debt Securities

In January 2006, the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued all of its issued and outstanding common securities to the Company for a purchase price of $3.1 million. The Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments in the consolidated balance sheet.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by the Company. The junior subordinated debt securities bear interest at the same rates as the Trust Preferred Securities discussed above.

The Company incurred interest expense on the junior subordinated debt securities of $2.2 million for each of the three-month periods ended March 31, 2008 and 2007.

Blue Ocean Long-Term Debt

In November 2006, Blue Ocean obtained a secured long-term loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”).  The Blue Ocean Debt had an initial maturity date of February 28, 2008 and was repaid in full on January 18, 2008.

Blue Ocean incurred interest expense on the Blue Ocean Debt of $0.2 million and $1.4 million for the three-month periods ended March 31, 2008 and March, 31, 2007, respectively.  Blue Ocean paid $0.5 million in interest on the Blue Ocean Debt during the three-month period ended March 31, 2008.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re and MCL provide letters of credit for the benefit of their clients. These letter of credit facilities were secured by cash and investments totaling $794.5 million at March 31, 2008.  The Company and Montpelier Re also maintain an unsecured revolving credit facility.  The following table outlines these credit facilities as of March 31, 2008:

Secured operational Letter of Credit Facilities:

	Credit Line	Usage	Expiry Date

Syndicated facility: Tranche B	$225.0	$137.5	Aug. 2010
Syndicated 5-Year facility	$500.0	$48.3	June 2011
Syndicated 5-Year facility	$250.0	171.5	June 2012
Bilateral facility A	$100.0	$46.4	None
Lloyd’s standby facility	£74.0	£73.9	Dec. 2012

Unsecured operational Revolving Credit Facility:

	Credit Line	Usage	Expiry Date

Syndicated 364-Day facility	$50.0	$—	June 2008

Trust Agreements

In the normal course of business, Blue Ocean Re established trust funds for the benefit of ceding companies.  As of March 31, 2008, restricted assets associated with such trust funds consisted of cash and cash equivalents of $50.7 million and fixed maturity investments of $1.6 million. As of December 31, 2007, restricted assets associated with such trust funds consisted of cash and cash equivalents of $35.5 million and fixed maturity investments of $153.7 million.

6. Derivative Contracts

As of March 31, 2008 and December 31, 2007, Montpelier had entered into several derivative transactions consisting of: (i) catastrophe bond protection purchased from Champlain (the “CAT Bond Protection”); (ii) an Industry Loss Warranty contract (the “ILW Contract”); (iii) a Catastrophe Bond Total Rate of Return Swap Facility (the “CAT Bond Facility”); (iv) an option on hurricane seasonal futures (the “Hurricane Option”); (v) foreign currency exchange agreements (the “Foreign Exchange Contracts”); and (vi) equity forward sale agreements (the “Forward Sale Agreements”) and the related share issuance agreement (the “Share Issuance Agreement”).  Each of Montpelier’s derivative contracts is described in detail below.

CAT Bond Protection

In December 2005, Montpelier purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party, Champlain, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75.0 million tranche covers earthquakes affecting Japan and/or the U.S. The remaining $15.0 million tranche provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier.  For that reason, this transaction is accounted for as a derivative, rather than as a reinsurance transaction, and is carried at fair value in accordance with FAS 133, entitled “Accounting for Derivative Instruments and Hedging Activities” and EITF 99-2.

Contract payments expensed in connection with the CAT Bond Protection are calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche and totaled $2.9 million for each of the three-month periods ended March 31, 2008 and 2007, respectively.  This expense was recognized as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations.

This transaction had a fair value of zero as of March 31, 2008 and December 31, 2007, as determined on the basis of Level 3 inputs in accordance with FAS 157.  Since the inception of the CAT Bond Protection, no industry loss event has occurred that would trigger a recovery by Montpelier.  Should an industry loss event triggering a recovery occur during future periods, it would result in Montpelier recording the present value of the expected ultimate recovery as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations.

ILW Contract

In August 2007, Montpelier entered into the ILW Contract with a third-party under which qualifying loss payments are triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract provides the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount during the period from August 14, 2007 to August 13, 2008.  The ILW Contract covers losses resulting from all natural perils within the U.S. and is carried at fair value in accordance with EITF 99-2 and FAS 133.  The fair value of the ILW Contract of $0.4 million and $0.6 million as of March 31, 2008 and December 31, 2007, respectively, was derived based on unobservable inputs (Level 3 inputs as defined in FAS 157) and is included as a component of other liabilities in the Company’s consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively.  Changes in the fair value of the ILW Contract, including those triggered by a covered loss event, are included as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations and are determined based on an internal underwriting model.

During the three-month period ended March 31, 2008, Montpelier recorded $0.2 million in revenue under the ILW Contract.  Since the inception of the ILW Contract, no industry loss event has occurred that would trigger a payment by Montpelier.

CAT Bond Facility

In June 2006, Montpelier entered into the CAT Bond Facility under which Montpelier is entitled to receive contract payments from a third-party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value is marked to market over the terms of the bonds; the difference is settled on a monthly basis. These marked-to-market adjustments, in addition to any interest earned on the bonds, are included as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations. The fair value of the CAT Bond Facility as of March 31, 2008 and December 31, 2007 of $1.3 million and $1.8 million, respectively, is recorded in other investments and is derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157). The counterparty’s exposure under the CAT Bond Facility is collateralized by a lien over a portfolio of Montpelier’s investment grade securities which equals the amount of the facility utilized, after adjustments for credit quality. As of March 31, 2008 and December 31, 2007, Montpelier had entered into several CAT Bond Facility transactions having a combined notional capital amount of $70.7 million and recorded net revenues of $0.6 million and $1.5 million, respectively, for the three-month periods ended March 31, 2008 and 2007, respectively.

The CAT Bond Facility was collateralized by cash and investments totaling $81.4 million and $88.7 million at March 31, 2008 and December 31, 2007, respectively.

Hurricane Option

In March 2008 Montpelier purchased the Hurricane Option, an option on hurricane seasonal futures traded on the Chicago Mercantile Exchange, in order to provide protection against Montpelier’s eastern U.S. hurricane exposure during the period from June 1, 2008 to November 30, 2008.  The maximum recovery under the Hurricane Option is $5.0 million.

As of March 31, 2008, the fair value of the Hurricane Option was $1.0 million, which was derived based on other observable inputs (Level 2 inputs as defined in FAS 157) and is included as a component of other investments in the Company’s consolidated balance sheets.  Changes in the fair value of the Hurricane Option are included as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations.

During the three-month period ended March 31, 2008, there was no change in the value of the Hurricane Option.

Foreign Exchange Contracts

From time to time Montpelier has entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they allow Montpelier to establish a rate of exchange at a future point in time. The foreign currency contracts are recorded as other investments at fair value with changes therein recorded as a component of net revenue (expense) from derivative contracts in the Company’s statements of operations. The fair value of the foreign currency contracts is derived based on inputs that are observable for the assets, either directly or indirectly (Level 2 inputs as defined in FAS 157).  At March 31, 2008 and December 31, 2007, Montpelier was party to outstanding foreign currency exchange agreements having a gross notional exposure of $79.6 million and $86.9 million, respectively. For the three months ended March 31, 2008 and 2007, Montpelier recorded net revenues of $3.0 million and $0.4 million from the foreign currency exchange agreements, respectively.

Forward Sale Agreements and Share Issuance Agreement

In 2006, the Company entered into two equity Forward Sale Agreements, one expiring in March 2007 and one expiring in March 2008, under which the Company agreed to sell (subject to the Company’s right to cash settle or net share settle such agreements) an aggregate of between 9,796,388 and 15,694,800 common shares to a third-party (the “forward counterparty”) in exchange for proceeds of approximately $180.0 million (subject to prior prepayment and assuming no subsequent repayment pursuant to the terms of such agreements).  The forward counterparty subsequently sold a total of 15,694,800 common shares in order to hedge its position under the Forward Sale Agreements.

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

In December 2007, the Company and the forward counterparty amended its existing Forward Sale Agreement, which relates to up to 7,920,000 common shares and proceeds of $89.1 million. The primary result of the amendment was to bifurcate the remaining Forward Sale Agreement into two tranches, extend the term of the remaining Forward Sale Agreement and increase the forward cap price for each tranche.

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

In connection with the Forward Sale Agreements described above, in May 2006 the Company entered into a Share Issuance Agreement with the forward counterparty. Under the terms of the Share Issuance Agreement, the Company issued 15,694,800 common shares during 2006 to the forward counterparty for payment equal to the par value of such common shares. As a result of the settlement of the first Forward Sale Agreement, in May 2007 the Company repurchased and retired 7,774,800 of these common shares for payment of the par value of such common shares.  As a result, the Company continues to have 7,920,000 common shares issued and outstanding under the Share Issuance Agreement at March 31, 2008.

The Company may terminate the Share Issuance Agreement at any time. Upon any termination of the Share Issuance Agreement, the common shares issued to the forward counterparty thereunder (or other common shares) must, subject to compliance with Bermuda law, be repurchased for cancellation for nominal consideration by the Company. The forward counterparty has agreed to post and maintain collateral with a third-party as security for certain of its obligations as required under the terms of the Share Issuance Agreement.

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

7.  Related Party Transactions

On April 1, 2008, the Company entered into a Letter Agreement with Mr. Oberting, the Company’s former Chief Financial Officer, setting forth the terms of his departure as a full-time employee, effective May 1, 2008, in order to establish an investment advisory company, KVO Capital Management, LLC (“KVO”).  Among other things, the Letter Agreement provided for the Company to enter into a Consulting Agreement with Mr. Oberting and KVO and an Investment Management Agreement with KVO (the “Consulting Agreement” and “IMA”, respectively).

Pursuant to the Consulting Agreement, KVO will provide capital management and consulting services to the Company and, pursuant to the IMA, KVO will provide the Company with discretionary investment management services, in each case for an initial term beginning May 1, 2008 and ending December 31, 2010.  The Letter Agreement also provided that Mr. Oberting will continue to vest in all in-force awards previously granted to him under the Company’s Long-Term Incentive Plan prior to 2008 and will be entitled to receive a pro-rated annual bonus with respect to 2008.

Wilbur L. Ross, Jr., a Director of the Company, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC owned 7.3% of the Company’s common shares and 9.8% of Blue Ocean’s common shares at March 31, 2008.  Mr. Ross is also one of the five Directors of Blue Ocean.

During the three months ended March 31, 2008 and 2007, Blue Ocean Re incurred $0.4 million and $4.3 million in total fees (consisting of underwriting and performance fees), respectively, related to its underwriting agreement with Montpelier.

8.  Shareholders’ Equity

The following table is a roll-forward of the Company’s common shares issued and outstanding:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Common shares outstanding — beginning of period	99,290,078	111,775,682
Repurchases and retirements of common shares	(4,784,764)	—
Director Share Plan issuances	—	2,440
Common shares outstanding — end of period	94,505,314	111,778,122

On February 26, 2008, the Board of Directors authorized the Company to purchase up to $200.0 million of its common shares from time-to-time. Shares may be purchased in the open market or through privately negotiated transactions.  Pursuant to this share purchase authorization, the Company purchased 2,638,203 common shares at an average price of $15.86 per common share from February 28, 2008 to March 31, 2008.

On July 26, 2007, the Board of Directors authorized the Company to purchase up to $100.0 million of its common shares from time-to-time. Shares could be purchased in the open market or through privately negotiated transactions.  As of December 31, 2007, the Company had remaining authorization to repurchase $36.3 million of its common shares.  During the period from January 1, 2008 to February 21, 2008, the Company repurchased 2,146,561 common shares at an average price of $16.91 per common share, thereby fully exhausting this authorization.

During the three months ended March 31, 2007, the Company issued 2,440 common shares resulting from the conversion of Director Share Units (“DSUs”) to common shares.

Dividends

During the three-month periods ended March 31, 2008 and 2007, the Company declared quarterly cash dividends of $.075 per common share. In addition, during the three months ended March 31, 2007, the Company paid quarterly cash dividends on outstanding warrants on the same basis as on common shares.

9.  Segment Reporting

The Company has determined that its reportable operating segments are Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean. The Montpelier Bermuda segment includes the operations Montpelier Re and MMSL, the Montpelier Syndicate 5151 segment includes the operations of MCL, Syndicate 5151, MUSL, MEAG and MUI, the MUSIC segment includes the operations of MUSIC and the Blue Ocean segment includes the operations of Blue Ocean and Blue Ocean Re.  The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Company’s Board of Directors and senior management.

During 2008, the Company revised its reportable operating segments as the insurance and reinsurance initiatives undertaken in 2007 have gained significance. Prior periods have been re-segmented to conform with the current presentation with the Company and certain intermediate subsidiaries being reported under the caption Corporate and Other.

The following table summarizes Montpelier’s identifiable assets by segment as of the periods indicated:

	March 31, 2008	December 31, 2007
Montpelier Bermuda	$3,081.3	$3,169.0
Montpelier Syndicate 5151	58.3	21.4
MUSIC	74.2	72.8
Blue Ocean	112.0	240.4
Corporate and Other	25.7	21.6

Total assets	$3,351.5	$3,525.2

A summary of Montpelier’s statements of operations by segment for the three months ended March 31, 2008 follows:

Three Months Ended March 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$216.5	$40.0	$0.2	$0.1	$—	$256.8
Reinsurance premiums ceded	(32.2)	(2.5)	—	—	—	(34.7)
Net premiums written	184.3	37.5	0.2	0.1	—	222.1
Change in unearned premiums	(57.7)	(26.8)	(0.2)	2.9	—	(81.8)
Net premiums earned	126.6	10.7	—	3.0	—	140.3

Loss and LAE	(71.0)	(5.4)	—	—	—	(76.4)
Acquisition costs	(20.2)	(1.3)	—	(0.2)	—	(21.7)
General and administrative expenses	(12.1)	(7.7)	(1.5)	(0.5)	(6.0)	(27.8)
Underwriting income (loss)	23.3	(3.7)	(1.5)	2.3	(6.0)	14.4
Net investment income	22.9	0.1	0.5	0.9	0.1	24.5
Other revenue	0.4	—	—	—	—	0.4
Investment and foreign currency gains (losses)	(31.2)	0.3	(0.1)	0.2	—	(30.8)
Income from derivative instruments	0.9	—	—	—	—	0.9
Interest and other financing expenses	(0.5)	(0.5)	—	(0.2)	(6.0)	(7.2)

Income (loss) before minority interest expense and income taxes	$15.8	$(3.8)	$(1.1)	$3.2	$(11.9)	$2.2

Supplemental information concerning our U.S.-based and U.K.-based underwriting activities associated with Montpelier Syndicate 5151, follows:

Three Months Ended March 31, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$5.8	$34.2	$40.0
Reinsurance premiums ceded	—	(2.5)	(2.5)
Net premiums written	5.8	31.7	37.5
Change in unearned premiums	(3.0)	(23.8)	(26.8)
Net premiums earned	2.8	7.9	10.7

Loss and LAE	(2.2)	(3.2)	(5.4)
Acquisition costs	(0.3)	(1.0)	(1.3)
General and administrative expenses	(3.3)	(4.4)	(7.7)
Underwriting loss	$(3.0)	$(0.7)	$(3.7)

A summary of Montpelier’s statements of operations by segment for the three months ended March 31, 2007 follows:

Three Months Ended March 31, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$231.2	$—	$—	$29.8	$—	$261.0
Reinsurance premiums ceded	(71.7)	—	—	—	—	(71.7)
Net premiums written	159.5	—	—	29.8	—	189.3
Change in unearned premiums	(39.3)	—	—	(7.3)	—	(46.6)
Net premiums earned	120.2	—	—	22.5	—	142.7

Loss and LAE	(59.6)	—	—	—	—	(59.6)
Acquisition costs	(16.9)	—	—	(1.6)	—	(18.5)
General and administrative expenses	(11.3)	—	—	(4.5)	0.4	(15.4)
Underwriting income	32.4	—	—	16.4	0.4	49.2
Net investment income	26.2	—	—	6.8	0.1	33.1
Other revenue	0.6	—	—	—	—	0.6
Investment and foreign currency gains	12.3	—	—	0.3	—	12.6
Expense from derivative instruments	(1.0)	—	—	—	—	(1.0)
Interest and other financing expenses	(0.6)	—	—	(1.9)	(6.0)	(8.5)

Income (loss) before minority interest expense and income taxes	$69.9	$—	$—	$21.6	$(5.5)	$86.0

The following tables set forth Montpelier’s gross premiums written and earned by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three Months Ended March 31,
	2008		2007
Line of Business
Property Catastrophe	$163.1	64%	$181.1	70%
Property Specialty	46.4	18	45.1	17
Other Specialty	47.1	18	34.8	13
Excess and Surplus	0.2	—	—	—

Total Gross Premiums Written	$256.8	100%	$261.0	100%

Net Premiums Earned by Line of Business

	Three Months Ended March 31,
	2008		2007
Line of Business
Property Catastrophe	$79.2	57%	$85.0	60%
Property Specialty	35.7	25	34.8	24
Other Specialty	25.4	18	22.9	16
Excess and Surplus	—	—	—	—

Total Net Premiums Earned	$140.3	100%	$142.7	100%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended March 31,
	2008		2007
Geographic Area
U.S. and Canada	$84.6	33%	$115.0	44%
Worldwide (1)	66.2	26	50.4	19
Western Europe, excluding the United Kingdom and Ireland	49.7	19	42.0	16
Worldwide, excluding U.S. and Canada (2)	19.8	8	19.3	7
United Kingdom and Ireland	14.3	6	13.5	5
Japan	3.2	1	2.6	1
Other	19.0	7	18.2	8

Total Gross Premiums Written	$256.8	100%	$261.0	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Net Premiums Earned by Geographic Area of Risks Insured

	Three Months Ended March 31,
	2008		2007
Geographic Area
U.S. and Canada	$57.4	41%	$82.4	58%
Worldwide (1)	38.6	28	18.2	13
Western Europe, excluding the United Kingdom and Ireland	17.0	12	13.5	9
Worldwide, excluding U.S. and Canada (2)	12.9	9	10.1	7
United Kingdom and Ireland	8.2	6	5.5	4
Japan	5.9	4	7.0	5
Other	0.3	—	6.0	4

Total Net Premiums Earned	$140.3	100%	$142.7	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

10.  Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding, excluding common shares issued under the share issuance agreement (see Note 6).  Diluted earnings per share amounts are based on the weighted average number of common shares, excluding common shares issued under the share issuance agreement, and the net effect of potentially dilutive common share equivalents outstanding as computed based on the treasury stock method.

The following table outlines the Company’s calculations of basic and diluted earnings per share for the three-month periods ending March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Basic earnings per share:
Net income	$0.3	$73.3
Less: dividends declared on outstanding warrants	—	(0.5)
Earnings per share numerator	$0.3	$72.8

Average common shares outstanding	96,352,926	111,776,495
Less: average common shares issued under share issuance agreement	(7,920,000)	(15,694,800)
Basic earnings per share denominator	88,432,926	96,081,695

Basic earnings per share	$—	$0.76

Diluted earnings per share:
Earnings per share numerator	$0.3	$72.8

Average common shares outstanding	96,352,926	111,776,495
Dilutive effect of warrants	—	307,976
Dilutive effect of share equivalents	746,784	256,423
Less: average common shares issued under share issuance agreement	(7,920,000)	(15,694,800)
Diluted earnings per share denominator	89,179,710	96,646,094

Diluted earnings per share	$—	$0.76

11.  Commitments and Contingent Liabilities

Concentrations of Credit Risk

Financial instruments, which potentially subject Montpelier to concentrations of credit risk, consist principally of its investment securities, its insurance and reinsurance balances receivable and its reinsurance recoverables.

Montpelier’s investment portfolio is managed in a diversified manner with restrictions on the allowable holdings of a single issue or issuer. Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at March 31, 2008 and December 31, 2007.

Certain U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government. Montpelier faces credit risk in respect of these holdings.  As of March 31, 2008, such holdings totaled $233.7 million.

Montpelier’s portfolio of corporate and structured investments, such as asset and mortgage-backed securities, are subject to individual and aggregate credit risk.  Montpelier monitors the credit quality of its fixed maturity investments with exposure to the subprime and Alternative A markets as well as those fixed maturity investments that benefit from credit enhancements provided by third-party financial guarantors. In addition, Montpelier recently invested in, and made commitments to purchase, private investment funds that target distressed corporate and mortgage securities.

Montpelier underwrites the majority of its business through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance and insurance balances to Montpelier.

Concentrations of credit risk with respect to Montpelier’s reinsurance recoverables are described in Note 3.

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net loss and LAE reserves. See Note 3 for a description of the Company’s pending litigation.

Investment Commitment

As of March 31, 2008, Montpelier has committed to invest $10.0 million in a U.S. private investment fund, of which $7.2 million remains currently unfunded.

12. Regulatory Requirements

Bermuda Regulation

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file statutory financial statements and a statutory financial return. The Act also currently requires Montpelier Re to maintain minimum share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and LAE reserves. For all periods presented herein, Montpelier Re satisfied these requirements.

Blue Ocean Re is registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file statutory financial statements and a statutory financial return. The Act also currently requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and LAE. For all periods presented herein, Blue Ocean Re satisfied these requirements.

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

U.K. Regulation

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

MCL is required by Lloyd’s to maintain a secured standby letter of credit facility to be used to support business to be written by Syndicate 5151. As of March 31, 2008, Montpelier maintained a secured letter of credit facility for this purpose of £74.0 million.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”).  Under the Trust Funds’ deeds, those monies may only be used for the payment of claims and valid syndicate expenses.  When the underwriting year closes, normally after three years, any profit held within the Trust Funds for that underwriting year, including the investment income earned thereon, is distributed to the corporate member.  As of March 31, 2008, Syndicate 5151 held $22.5 million within the Trust Funds.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in 37 additional jurisdictions of the U.S.  MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners Non-Admitted Insurance Model Act, which provisions have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

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

Holding Company Regulation. The Company and MUSIC are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

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

13.  Share Based Compensation

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

The following table summarizes Montpelier’s performance share activity for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	335,000	$4.9	569,000	$1.2
Payments	—	—	—	—
New awards	—	—	172,000	—
Cancellations	(10,000)	(0.1)	—	—
Expense recognized	—	0.3	—	0.6
End of period	325,000	$5.1	741,000	$1.8

In April 2007, 400,000 performance shares shown as outstanding at March 31, 2007, which were issued for the 2005-2007 performance cycle, were cancelled without payment as there was no expected payout due to the adverse financial effects of the severe hurricanes that occurred during 2005.

The following table summarizes performance shares outstanding and the accrued performance share expense at March 31, 2008, for each performance cycle:

	Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006—2008	161,000	$3.8
2007—2009	164,000	1.3
Total at March 31, 2008	325,000	$5.1

If 100% of the outstanding performance shares had been vested on March 31, 2008, the total additional compensation cost to be recognized would have been $3.1 million based on current accrual factors (share price and payout assumptions).

RSUs

RSUs are phantom restricted shares which vest in equal tranches over three, four or five year periods depending on the individual award, subject to the employee remaining employed by Montpelier at the applicable vesting date.  RSUs are payable in common shares at the end of the RSU term.  Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.

Historically, the Company’s RSU awards were typically made as inducement or retention awards, or to reward outstanding individual performance.  For 2008 and future periods, RSU awards constitute the key component of our long-term incentive awards with the amount of the award being tied directly to an eligible employee’s actual bonus. For 2008, such awards will be determined based on a sliding scale centered around a target ROE for the year of 11.2%, assuming a standardized investment return.

The following table outlines Montpelier’s RSU activity for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,109,083	$7.3	456,000	$3.0
Granted	691,578	12.6	451,000	8.0
Paid	—	—	—	—
Forfeitures	(11,333)	—	(8,668)	—
Expense recognized	—	(2.9)		(1.7)
End of period	1,789,328	$17.0	898,332	$9.3

Of the 691,578 RSUs shown as granted during the three months ended March 31, 2008, 551,078 RSUs represent RSUs expected to be awarded for the 2008 to 2011 cycle. The actual number of RSUs to be awarded for this cycle will not be formally determined until the first quarter of 2009, as they will be based on the Company’s actual results for 2008. Therefore, the actual number of RSUs to be awarded for the 2008 to 2011 cycle may be more or less than 551,078.

In determining the initial grant date fair value of RSUs, a 5% to 8% discount is applied as sale restrictions may remain after RSUs are vested, depending on the term of the award.  In addition, the Company assumes a 3% to 5% forfeiture rate.  Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

As of March 31, 2008, 407,167 of the total outstanding RSUs were vested.  Vested RSUs remain outstanding until the completion of the full service period of the RSU award.

The following table summarizes RSUs outstanding and the unamortized grant date fair value of such RSUs at March 31, 2008, for each award period:

	RSUs Outstanding	Unamortized Grant Date Fair Value
Awards:
Three year RSU awards granted in 2006	381,500	$0.7
Three year RSU awards granted in 2007	496,500	3.0
Five year RSU awards granted in 2007	219,750	2.3
Five year RSU awards granted in 2008	140,500	1.9
Four year RSU awards granted in 2008	551,078	9.1
Total at March 31, 2008	1,789,328	$17.0

The Company expects to incur future RSU expense associated with its outstanding RSUs of $8.2 million during the balance of 2008.  In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $5.2 million, $2.3 million, $1.1 and $0.2 million during 2009, 2010, 2011 and 2012, respectively.

Director Share Plan

All non-management directors are eligible to participate voluntarily in the Director Share Plan.  Eligible directors who elect to participate receive, in lieu of a portion of their annual cash retainer, a number of DSUs of the same dollar value based on the value of common shares at that date.  DSUs comprise a contractual right to receive common shares or an equivalent amount of cash upon termination of service as a director. In addition, while the DSUs are outstanding, they are credited with common share dividend equivalents.

As of March 31, 2008, the Company’s liability for outstanding DSUs was $0.5 million.

Note 14.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, including the U.S.  The Company, Montpelier Re and Blue Ocean Re intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be viewed as being engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S., for U.S. federal income tax purposes there can be no assurance that the Internal Revenue Service will not contend, perhaps successfully, that the Company, Montpelier Re or Blue Ocean Re is engaged in a trade or business in the U.S.  In that event, the Company, Montpelier Re or Blue Ocean Re would be subject to U.S. income tax, as well as the branch profits tax, on income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

Bermuda

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean and Blue Ocean Re , have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United States

The Company’s newly established U.S. domiciled subsidiaries are subject to U.S. income taxes.  During the three months ended March 31, 2008, these subsidiaries incurred a $4.0 million U.S. net operating loss.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, Montpelier has established a $3.2 million U.S. deferred tax valuation allowance at March 31, 2008, of which $1.4 million was established during the three months ended March 31, 2008.  The net operating loss may be carried forward to offset future U.S. taxable income and will expire in 2027 and 2028.

United Kingdom

The Company’s newly established U.K. domiciled subsidiaries are subject to U.K. income taxes.  During the three months ended March 31, 2008, these subsidiaries incurred a $0.8 million U.K. net operating loss.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, Montpelier has established a $1.0 million U.K. deferred tax valuation allowance at March 31, 2008, of which $0.2 million was established during the three months ended March 31, 2008.  This net operating loss may generally be carried forward to offset future U.K. income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes which, for each of the periods presented, were de minimis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2008 and 2007 and our financial condition as of March 31, 2008.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

This discussion contains forward-looking statements within the meaning of the United States (the “U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. See “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission and as amended herein in Part II, Item 1A. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results, future dividends and distributions or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plan of our new insurance and reinsurance initiatives effectively, including the integration of those operations into our existing operations; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance businesses; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedants and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and LAE, particularly on longer-tail classes of business such as casualty; our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

Summary Financial Results

We ended the first quarter of 2008 with a fully converted tangible book value per share of $17.71, a decrease of 0.2% for the past three months inclusive of dividends. The decrease was the result of modest operating results being offset by sizable net realized and unrealized investment losses.

Our comprehensive loss for the first three months of 2008 was $1.8 million and our GAAP combined ratio was 89.7%, compared to comprehensive net income of $72.6 million and a GAAP combined ratio of 65.6% for the comparable 2007 period.  Our underwriting results for the 2008 period included net losses of $14.4 million from European windstorm Emma and $42.8 million from four significant individual risks, partially offset by $21.0 million in favorable prior year loss development.  Our underwriting results for the 2007 period included net losses of $35.0 million from European windstorm Kyrill, partially offset by $8.1 million in favorable prior year loss development, and included no significant individual risk losses.

During the first three months of 2008 we recorded $39.7 million in net realized and unrealized investment losses, compared to $15.3 million in net realized and unrealized investment gains during the 2007 period. The net losses recorded in 2008 were mainly comprised of a $13.7 million net loss from our portfolio of fixed maturities, a $14.9 million net loss from our portfolio of equity securities and a $10.7 million net loss from our other investments, principally our recent investments in distressed mortgage obligations.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share:

	March 31, 2008	Dec. 31, 2007	March 31, 2007

Book value per share numerators (millions of dollars):

[A] Book value per share numerator (common shareholders’ equity)	$1,569.5	$1,653.1	$1,559.6
Intangible asset (1)	(4.8)	(4.8)	—
[B] Fully converted tangible book value per share numerator	$1,564.7	$1,648.3	$1,559.6

Book value per share denominators (thousands of shares):

Common shares outstanding	94,505	99,290	111,778
Common shares subject to the share issuance agreement (2)	(7,920)	(7,920)	(15,695)
[C] Book value per share denominator	86,585	91,370	96,081

Common share obligations under benefit plans	1,789	1,109	917
[D] Fully converted book value per share denominator	88,374	92,479	97,000

Book value per share [A] / [C]	$18.13	$18.09	$16.23
Fully converted book value per share [A] / [D]	17.76	17.88	16.08
Fully converted tangible book value per share [B] / [D]	17.71	17.82	16.08

Change in fully converted tangible book value per share: (3)
From December 31, 2007	(0.2)%
From March 31, 2007	12.0%

(1)	Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)

Under the terms of the remaining share issuance agreement, 7,920,000 common shares currently remain issued and outstanding. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that would otherwise result from the issuance of such shares, we do not consider these shares outstanding for the purposes of this computation.

(3)	Computed as the internal rate of return derived from the change in fully converted tangible book value per share, as adjusted for dividends declared.

We believe that fully converted tangible book value per share and the change in fully converted tangible book value per share adjusted for dividends are measurements which are important to investors and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Outlook and Trends

Pricing in most insurance and reinsurance markets is generally cyclical in nature.  During 2007, pricing in virtually all insurance and reinsurance markets declined due to increasing competition from the private sector and, for catastrophe prone business, the impact of the capital markets and certain governmental initiatives that occurred or were anticipated to occur.  This trend has continued into 2008.

The most significant price decline for us in 2007 was in the case of our writings of collateralized property catastrophe retrocessional business which, from January 1, 2006 to June 30, 2007, was predominantly written by Blue Ocean Re. This was the first segment to show significant rate increases following the significant 2005 catastrophes and likewise, its pricing has deteriorated most rapidly.  As a result, in the second half of 2007, Blue Ocean Re wrote no new business and is not expected to write any new business during 2008.

We assign a price index percentage to business which we renew. This index represents an internal subjective measure which takes into account both changes in pricing and terms and conditions which we observe.  This index does not reflect deteriorating pricing or terms in business we decline to renew.

During the January 2008 renewal process we observed an average renewal price index across our portfolio of minus 10%, with the U.S. market being slightly more competitive than other regions at an average of minus 11% versus an average of minus 9% for international accounts. Direct and facultative property business continues to be the single class showing the largest rate decreases with an average decrease of minus 18%.  We also observed strong incumbent market retention within existing positions on desirable programs, which means that the Montpelier Bermuda segment was able to maintain and/or expand positions with its long-term target client base.  We also observed that aggregate demand was static at best, but more likely decreasing in most catastrophe markets.

During the April 2008 Japan renewal process we observed an average renewal price index of minus 5%.

Looking ahead to future periods, it remains difficult to predict the amount of annual premiums we will write.  However, gross premiums written during the first three months of 2008 were down 2% versus the comparable 2007 period.  Signings within Montpelier Bermuda and new business from Montpelier Syndicate 5151 largely offset the impact of rate reductions, non-renewals for pricing reasons, and business attrition due to larger ceding company retentions and the run-off of Blue Ocean.  Absent any major changes in market conditions, we would expect a similar pattern for the full year 2008.

New Initiatives

Syndicate 5151

During the second half of 2007, we commenced the operations of both our newly-formed Lloyd’s syndicate, known as Syndicate 5151, and our Lloyd’s Coverholders, MUI and MEAG.  Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and specialty casualty classes sourced from the London, U.S. and European markets. Stamp capacity for 2007 was £47 million, but was increased to £143 million in 2008. Stamp capacity is the measure of the amount of premium a syndicate is authorized to write by Lloyd’s.

Syndicate 5151 wrote $40.0 million of gross premium during the first quarter of 2008, concentrated in our Property Catastrophe and Other Specialty lines of business.

MUSIC

In November 2007, we acquired MUSIC, an Oklahoma-domiciled stock property and casualty insurance corporation.  MUSIC is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 37 additional states.  At the time the acquisition was completed, MUSIC had no employees or in force premium.

MUSIC aims to target smaller commercial property and casualty risks that do not conform to normal underwriting patterns for standard lines and are not subject to extreme competitive pressures. From the date of the MUSIC acquisition to March 31, 2008, MUSIC wrote $0.2 million in premium.

Due to the start-up nature and date of commencement of these new operations, they did not have a significant impact on our earned premium for 2008.  However, during 2007 we began, and during the first half of 2008 will continue, the process of building an infrastructure to support these activities.  As a result, our general and administrative expenses have increased significantly over levels experienced prior to 2007 but are expected to flatten out for the remainder of the year.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary modeling tool), third-party vendor models, underwriting judgment, and our own reinsurance purchases.

Our three-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis.  We seek to refine and improve our risk management process over time. The following discussion should be read in conjunction with Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, in particular the specific risk factor appearing on page 28 entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainities.”

Exposure Management

We track gross reinsurance treaty contract limits which we deem exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of March 31, 2008, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party vendor models, CATM and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from our inward portfolio of property, aviation, workers’ compensation, casualty, and personal accident insurance policies, reinsurance policies, and event-linked derivative securities offset by the net benefit of any reinsurance or derivative protections we purchase and the net benefit of reinstatement premiums. The table below details our estimated average net impact market share for selected natural catastrophe events of various industry loss magnitudes:

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

Consolidated Results of Operations

Our consolidated financial results for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
($ in millions)	2008	2007

Gross premiums written	$256.8	$261.0
Reinsurance premiums ceded	(34.7)	(71.7)
Net premiums written	222.1	189.3
Change in net unearned premiums	(81.8)	(46.6)
Net premiums earned	140.3	142.7

Net investment income	24.5	33.1
Net realized and unrealized investment gains (losses)	(39.7)	15.3
Net foreign exchange gains (losses)	8.9	(2.7)
Net income (expense) from derivative instruments	0.9	(1.0)
Other revenue	0.4	0.6
Total revenues	135.3	188.0

Underwriting expenses:
Loss and LAE – current year losses	97.4	67.7
Loss and LAE – prior year losses	(21.0)	(8.1)
Acquisition costs	21.7	18.5
General and administrative expenses	27.8	15.4
Non-underwriting expenses:
Interest and other financing expenses	7.2	8.5
Total expenses	133.1	102.0

Income before minority interest expense and income taxes	2.2	86.0

Minority interest expense – Blue Ocean	(1.9)	(12.7)
Income tax provision	—	—
Net income	0.3	73.3
Other comprehensive income items	(2.1)	(0.7)
Comprehensive income (loss)	$(1.8)	$72.6

Loss and LAE ratio	54.5%	41.8%
Acquisition expense ratio	15.5%	13.0%
General and administrative expense ratio	19.7%	10.8%

GAAP combined ratio	89.7%	65.6%

I. Review of Underwriting Results - by Segment

We operate through four business segments, Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean. The Montpelier Bermuda segment includes the operations Montpelier Re and MMSL, the Montpelier Syndicate 5151 segment includes the operations of MCL, Syndicate 5151, MUSL, MEAG and MUI, the MUSIC segment includes the operations of MUSIC and the Blue Ocean segment includes the operations of Blue Ocean and Blue Ocean Re.  In addition, the Company, certain intermediate subsidiaries and reconciling items are reported under the caption Corporate and Other.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended March 31,
($ in millions)	2008	2007

Gross premiums written	$216.5	$231.2
Reinsurance premiums ceded	(32.2)	(71.7)
Net premiums written	184.3	159.5
Change in unearned premiums	(57.7)	(39.3)
Net premiums earned	126.6	120.2

Loss and LAE – current year losses	(91.6)	(67.7)
Loss and LAE – prior year losses	20.6	8.1
Acquisition costs	(20.2)	(16.9)
General and administrative expenses	(12.1)	(11.3)
Underwriting income	$23.3	$32.4

Gross and Net Premiums Written

The following tables summarizes gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended March 31,
($ in millions)	2008		2007

Property Catastrophe	$140.4	64.9%	$151.3	65.4%
Property Specialty	42.1	19.4	45.1	19.5
Other Specialty	34.0	15.7	34.8	15.1

Gross premiums written	216.5	100.0%	231.2	100.0%

Reinsurance premiums ceded	(32.2)		(71.7)
Net premiums written	$184.3		$159.5

During the three months ended March 31, 2008, the volume of gross premiums written within the Montpelier Bermuda segment decreased by approximately 6%, as compared to the same period in 2007.  The decrease, which was largely concentrated within the Property Catastrophe line, is mainly due to the impact of rate reductions experienced during 2008.  In addition, a modest amount of premium that would have otherwise been written within this segment was written within the Montpelier Syndicate 5151 segment.  We expect these patterns to continue throughout 2008.

Reinstatement premiums included in gross premiums written totaled $4.0 million and $3.0 million during the three months ended March 31, 2008 and 2007, respectively.  The reinstatements recognized during the 2008 and 2007 periods principally related to European windstorms Emma and Kyrill, respectively.

Looking ahead to future periods, it remains difficult to predict the amount of gross premiums we will write. However, based on current market conditions, we expect premium volumes to fall this year within this segment.

In the normal course of business, Montpelier Bermuda purchases reinsurance in order to manage its exposures.  As a result, the amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that we have already incurred but have not paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. Montpelier Bermuda also purchases industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

During the three months ended March 31, 2008, the volume of net premiums written within the Montpelier Bermuda segment increased by approximately 16%, as compared to the same period in 2007. The reduction in reinsurance premiums ceded resulted from: (i) replacing some proportional reinsurance protection with excess of loss protection, which results in a lower premium spend per dollar of benefit, and (ii) delaying some of our planned reinsurance purchases to the second quarter of 2008 in order to better gauge the pricing environment.

Various factors will continue to affect this segment’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.  The level of reinstatement premiums received in future periods will also be dependent upon the volume of catastrophic losses that occur.

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during the three months ended March 31, 2008 were $126.6 million, versus $120.2 million for the comparable 2007 period.  Net premiums earned increased during the 2008 period, as compared to the 2007 period, mainly due to the increase in net premiums written during the period as previously discussed.

Loss and LAE

The following table summarizes Montpelier Bermuda’s net loss and LAE for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Millions)	2008	2007
Loss and LAE - current year	$91.6	$67.7
Loss and LAE - prior year	(20.6)	(8.1)

Total Loss and LAE	$71.0	$59.6

Total Loss and LAE ratio	56.1%	49.6%

Net loss and LAE relating to current year losses were $91.6 million and $67.7 million for the three months ended March 31, 2008 and 2007, respectively.  The increase in current year losses during the 2008 period, as compared to 2007, is primarily the result of $14.4 million of net losses incurred from European windstorm Emma and $42.8 million in net losses incurred as a result of four significant individual risk losses. Current year losses incurred during  the 2007 period included $35.0 million of net losses from European windstorm Kyrill but did not include any significant individual risk losses.

Reinsurance recoveries of $13.5 million and $6.8 million were included in loss and LAE for the three months ended March 31, 2008 and 2007, respectively.

During the first quarter of 2008, we recorded $20.6 million of favorable loss development relating to prior year losses.  During the first quarter of 2007, we recorded $8.1 million of favorable loss development relating to prior year losses.

The net favorable development during the three months ended March 31, 2008, for losses incurred during prior years primarily resulted from the following:

•                          Net estimated ultimate Property Catastrophe losses for prior years decreased by $19.2 million during the three months ended March 31, 2008.  The favorable development was primarily due to decreases in estimated losses related to 2004 and 2005 hurricanes coupled with reductions in estimated losses related to 2007 U.K. floods, California wildfires and European windstorm Kyrill.

•                          Net estimated ultimate Property Specialty losses for prior years increased by $4.9 million, primarily as a result of an increase in claims emergence on individual risk losses.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $6.3 million during the three months ended March 31, 2008. The favorable development related to many classes of business within Other Specialty lines.

The net favorable development during the three months ended March 31, 2007, for losses incurred during prior years primarily resulted from the following:

•                          Net estimated ultimate Property Catastrophe losses for prior years increased by $2.5 million during the three months ended March 31, 2007, resulting from increases in projected losses on retrocessional coverages associated with 2005 hurricanes Rita and Wilma.

•                          Net estimated ultimate Property Specialty losses for prior years decreased by $10.6 million, primarily as a result of claims emergence on the direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business.

•                          Net estimated ultimate Other Specialty losses for prior years were unchanged.

The following tables present information regarding Montpelier Bermuda’s gross and net unpaid loss and LAE reserves by line of business for the three months ended March 31, 2008:

Gross Loss and Loss Adjustment Expense Reserves

(Millions)	Gross Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Gross Losses Paid During 2008	Estimated Ultimate Losses During 2008	Gross Reserves at March 31, 2008

Property Catastrophe	$294.6	$(20.5)	$(53.7)	$17.9	$238.3
Property Specialty	259.4	7.1	(36.6)	68.9	298.8
Other Specialty	285.8	(4.1)	(12.6)	15.1	284.2
Total	$839.8	$(17.5)	$(102.9)	$101.9	$821.3

(Millions)	Gross IBNR at March 31, 2008	Gross Case Reserves at March 31, 2008	Gross Reserves at March 31, 2008

Property Catastrophe	$122.3	$116.0	$238.3
Property Specialty	113.9	184.9	298.8
Other Specialty	189.0	95.2	284.2
Total	$425.2	$396.1	$821.3

Net Loss and Loss Adjustment Expense Reserves

(Millions)	Net Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Net Losses Paid During 2008	Estimated Ultimate Losses During 2008	Net Reserves at March, 31 2008

Property Catastrophe	$236.1	$(19.2)	$(43.4)	$17.6	$191.1
Property Specialty	195.2	4.9	(20.6)	58.8	238.3
Other Specialty	272.7	(6.3)	(12.6)	15.2	269.0
Total	$704.0	$(20.6)	$(76.6)	$91.6	$698.4

	Three Months Ended March 31,
Net Loss Ratios:	2008	2007

Property Catastrophe	(2.3)%	6.9%
Property Specialty	186.8%	68.4%
Other Specialty	40.6%	63.1%

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
($ in millions)	2008	2007

Acquisition costs	$20.2	$16.9
General and administrative expenses	12.1	11.3

Expense ratio	25.6%	17.7%
Expense ratio (excluding profit commission)	24.1%	16.8%

Acquisition costs (which include brokerage costs, commissions and excise taxes) are generally driven by contract terms and are normally a set percentage of gross premiums written. Ceding commissions related to reinsurance premiums ceded are presented as a reduction of the ceding commissions payable by us to brokers and intermediaries and are recognized as earned over the same period as the corresponding premiums are expensed.

The increase in acquisition costs during the three months ended March 31, 2008, as compared to the same period in 2007, is mainly due to a shift of the Montpelier Bermuda book of business away from excess of loss business towards proportional business, which has resulted in higher acquisition costs.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions totaled $1.9 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.  Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commission is expensed based on the estimated results of the subject contract.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2008	2007

Fixed expenses	$10.5	$10.1
Incentive compensation	1.6	1.2

General and administrative expenses	$12.1	$11.3

The modest increase in fixed expenses during the 2008 period, as compared to the 2007 period, is primarily the result of higher costs associated with various 2008 information technology and risk modeling initiatives.

The significant increase in incentive compensation during the 2008 period, as compared to the 2007 period, is primarily the result of having three cycles of RSUs outstanding versus only two cycles outstanding during the 2007 period.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended March 31,
($ in millions)	2008	2007

Gross premiums written	$40.0	$—
Reinsurance premiums ceded	(2.5)	—
Net premiums written	37.5	—
Change in unearned premiums	(26.8)	—
Net premiums earned	10.7	—

Loss and LAE – current year losses	(5.8)	—
Loss and LAE – prior year losses	0.4	—
Acquisition costs	(1.3)	—
General and administrative expenses	(7.7)	—
Underwriting loss	$(3.7)	$—

Gross and Net Premiums Written

The following tables summarizes gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended March 31,
($ in millions)	2008		2007

Property Catastrophe	$22.6	56.4%	$—	—%
Property Specialty	4.3	10.8	—	—
Other Specialty	13.1	32.8	—	—

Gross premiums written	40.0	100.0%	—	—%

Reinsurance premiums ceded	(2.5)		—
Net premiums written	$37.5		$—

During the three months ended March 31, 2008, Montpelier Syndicate 5151 wrote $40.0 million of gross premium of which our U.S. underwriters produced $5.8 million and our U.K. underwriters produced $34.2 million.  The majority of premium written was within the Property Catastrophe line, with a modest portion of those writings representing premium relating to worldwide risks that would have otherwise been written within the Montpelier Bermuda segment. This shift was made to bring the business closer to its local market.

In the normal course of its business, Montpelier Syndicate 5151 purchases reinsurance in order to manage its exposures.  As a result, the amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

All of Montpelier Syndicate 5151’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that it has already incurred but has not paid.

Various factors will continue to affect this segment’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during the three months ended March 31, 2008 were $10.7 million.  Net premiums earned are a function of net premiums written.

Loss and LAE

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Millions)	2008	2007
Loss and LAE - current year	$5.8	$—
Loss and LAE - prior year	(0.4)	—

Total Loss and LAE	$5.4	$—

Total Loss and LAE ratio	50.5%	—%

Net loss and LAE relating to current year losses were $5.8 million for the three months ended March 31, 2008.  During the first quarter of 2008, we recorded $0.4 million of favorable loss development within this segment relating to prior year losses. Net loss and LAE of $2.2 million related to business underwritten by our U.S. underwriters whereas $3.2 million related to business underwritten by our U.K. underwriters.

The following tables present information regarding Montpelier Syndicate 5151’s gross and net unpaid loss and LAE reserves by line of business for the three months ended March 31, 2008:

Gross Loss and Loss Adjustment Expense Reserves

(Millions)	Gross Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Gross Losses Paid During 2008	Estimated Ultimate Losses During 2008	Gross Reserves at March 31, 2008
Property Catastrophe	$0.5	$(0.2)	$—	$1.4	$1.7
Property Specialty	2.1	—	(0.6)	1.5	3.0
Other Specialty	1.6	(0.2)	—	2.9	4.3
Total	$4.2	$(0.4)	$(0.6)	$5.8	$9.0

(Millions)	Gross IBNR at March 31, 2008	Gross Case Reserves at March 31, 2008	Gross Reserves at March 31, 2008
Property Catastrophe	$1.7	$—	$1.7
Property Specialty	1.9	1.1	3.0
Other Specialty	4.3	—	4.3
Total	$7.9	$1.1	$9.0

Net Loss and Loss Adjustment Expense Reserves

(Millions)	Net Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Net Losses Paid During 2008	Estimated Ultimate Losses During 2008	Net Reserves at March, 31 2008
Property Catastrophe	$0.5	$(0.2)	$—	$1.4	$1.7
Property Specialty	2.1	—	(0.6)	1.5	3.0
Other Specialty	1.6	(0.2)	—	2.9	4.3
Total	$4.2	$(0.4)	$(0.6)	$5.8	$9.0

	Three Months Ended March 31,
Net Loss Ratios:	2008	2007

Property Catastrophe	21.4%	—%
Property Specialty	93.8%	—%
Other Specialty	77.1%	—%

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
($ in millions)	2008	2007

Acquisition costs	$1.3	$—
General and administrative expenses	7.7	—

Acquisition costs (which include brokerage costs, commissions and excise taxes) are generally driven by contract terms and are normally a set percentage of gross premiums written. Ceding commissions related to reinsurance premiums ceded are presented as a reduction of the ceding commissions payable by us to brokers and intermediaries and are recognized as earned over the same period as the corresponding premiums are expensed.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2008	2007

Fixed expenses	$6.0	$—
Incentive compensation	1.7	—

General and administrative expenses	$7.7	$—

Fixed expenses incurred during the 2008 period include Lloyd’s fees of $2.1 million and Spectrum management fees of $1.6 million.  The remaining fixed costs were generated in support of our underwriting and Coverholder operations in the U.S., U.K. and Switzerland.

MUSIC

Underwriting results for MUSIC for the periods presented were as follows:

	Three Months Ended March 31,
($ in millions)	2008	2007

Gross premiums written	$0.2	$—
Reinsurance premiums ceded	—	—
Net premiums written	0.2	—
Change in unearned premiums	(0.2)	—
Net premiums earned	—	—

Loss and LAE – current year losses	—	—
Loss and LAE – prior year losses	—	—
Acquisition costs	—	—
General and administrative expenses	(1.5)	—
Underwriting loss	$(1.5)	$—

MUSIC wrote $0.2 million of direct premium during the three months ended March 31, 2008, only a small percentage of which was earned during the period.  Loss and LAE and acquisition costs, which were in line with earned premium, were de minimis. MUSIC’s underwriting loss of $1.5 million resulted from fixed general and administrative costs associated with a establishing its underwriting and operational platform.

BLUE OCEAN

Effective January 1, 2006, Blue Ocean began writing collateralized property catastrophe retrocessional business. Blue Ocean is presently consolidated into our consolidated financial statements and the portion of Blue Ocean’s earnings and shareholders’ equity held by third-parties is recorded on our consolidated financial statements as minority interest.

Underwriting results for Blue Ocean for the periods presented were as follows:

	Three Months Ended March 31,
($ in millions)	2008	2007

Gross premiums written	$0.1	$29.8
Reinsurance premiums ceded	—	—
Net premiums written	0.1	29.8
Change in unearned premiums	2.9	(7.3)
Net premiums earned	3.0	22.5

Loss and LAE – current year losses	—	—
Loss and LAE – prior year losses	—	—
Acquisition costs	(0.2)	(1.6)
General and administrative expenses	(0.5)	(4.5)
Underwriting income	$2.3	$16.4

Blue Ocean was formed in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following hurricanes Katrina, Rita and Wilma. While early pricing conditions for this segment were strong, increased competition and weaker demand experienced at the end of 2006 and throughout 2007 adversely impacted pricing.  As a result, during 2007, Blue Ocean began returning capital to its shareholders and Blue Ocean Re ceased writing new business.  Blue Ocean Re is not expected to write any new business during 2008.

Blue Ocean did not incur any losses during the periods presented.

During 2008, Blue Ocean paid $12.0 million in distributions to its common shareholders, retired all its outstanding preferred shares for $31.6 million, including accrued dividends, repaid the $75.0 million Blue Ocean Debt and cancelled its $250.0 million letter of credit facility.

CORPORATE AND OTHER

Corporate and Other is comprised of the Company, certain intermediate subsidiaries and reconciling items, primarily intercompany eliminations. The underwriting results of Corporate and Other principally reflect administrative expenses in support of Montpelier’s various operating companies.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2008	2007

Fixed expenses	$3.6	$2.8
Incentive compensation	2.8	1.1
Management services	(0.4)	(4.3)
General and administrative expenses	$6.0	$(0.4)

The significant increase in fixed expenses during the 2008 period, as compared to the 2007 period, is largely the result of an increase in  salaries and benefits, which totaled of $1.9 million and $1.0 million for the three months ended March 31, 2008 and March 31, 2007, respectively.  Within the past several months, the Company has hired additional finance and legal personnel in support of its new insurance and reinsurance initiatives. Other fixed expenses include director fees, corporate insurance, legal fees and fees associated with being a publicly traded company.

The significant increase in incentive compensation during the 2008 period, as compared to the 2007 period, is primarily the result of the hiring of additional personnel and there being three cycles of RSUs outstanding versus only two cycles outstanding during the 2007 period.

Management services principally represent underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees from Blue Ocean.  The decrease in fees earned from 2007 to 2008 is due to Blue Ocean ceasing its reinsurance writings during the second half of 2007.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our net investment income and total investment return for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
($ in millions)	2008	2007

Investment income	$26.3	$35.2
Investment expenses	(1.8)	(2.1)
Net investment income	$24.5	$33.1
Net realized and unrealized investment gains (losses)	(39.7)	15.3
Net foreign exchange gains on investments	6.0	0.4
Net income from derivative instruments carried as other investments	2.4	1.3
Change in the fair value of investments reflected in other comprehensive income	(2.1)	(0.7)
Total investment return ($)	$(8.9)	$49.4

Weighted average investment portfolio, including cash	$2,798.6	$3,098.0

Total return on investments (%)	(0.2)%	1.5%

Our total investment return was significantly lower during the first three months of 2008, as compared to the comparable 2007 period, due primarily to a reduction in net investment income and sizable net realized and unrealized losses experienced during 2008.

The decrease in investment income of 25% from period to period largely resulted from: (i) lower returns due to a modest reduction in the weighted average value of the investment portfolio; and (ii) a repositioning of the portfolio towards cash and cash equivalents (which totaled $880.6 million at March 31, 2008 versus $408.3 million at March 31, 2007) which, as a result of decreases in short-term interest rates, generated significantly less investment income during the 2008 period versus the 2007 period.  Investment expenses were lower during the 2008 period, as compared to the 2007 period, due mainly to the decrease in the weighted average value of our investments.

Total net realized and unrealized investment losses during the first quarter of 2008 totaled $39.7 million.  Of the net losses experienced during the 2008 period, $13.7 million of such losses related to our fixed maturity portfolio, $14.9 million of such losses related to our equity portfolio, $10.7 million of such losses related to our other investments and $0.4 million of such losses related to securities lending collateral invested.  We also experienced $6.0 million in foreign exchange gains on investments during 2008 of which $1.3 million of net gains related to fixed maturities, $3.7 million of net gains related to equities and $1.0 million of net gains related to cash and cash equivalents.  Net realized and unrealized investment gains during the first quarter of 2007 totaled $15.3 million.  Of the net gains experienced during the 2007 period, $7.6 million of such gains related to our fixed maturity portfolio and $7.7 million of such gains related to our equity portfolio.  We experienced negligible foreign exchange gains during the 2007 period.

The sizable net realized and unrealized losses experienced during 2008 within our fixed income portfolio resulted primarily from continuing widening credit spreads between yields on corporate bonds and treasuries, offset only slightly by declines in market interest rates. As of March 31, 2008, less than 5% of our fixed maturity portfolio represented treasuries so we did not benefit significantly from declines in interest rates.  As of March 31, 2008, our fixed maturity portfolio also contained certain securities with exposure to the sub-prime mortgage market and the Alternative-A mortgage market which collectively totaled $45.6 million.  All of these securities are currently rated AAA and had an associated cost of $47.2 million at March 31, 2008.

The net realized and unrealized losses we experienced within our equity portfolio during the 2008 period were largely consistent with the decline of the overall U.S. equity market, as measured by the S&P 500 index.

The net realized and unrealized losses experienced during 2008 within our other investments were the result of  significant decreases in the value of our alternative investments, primarily our recent investments in distressed mortgage obligations.

Our derivative instruments carried as other investments consist of the CAT Bond Facility and the Foreign Exchange Contracts. During the 2008 period we recognized $0.5 million of expense from the CAT Bond Facility and a $2.9 million gain from the Foreign Exchange Contracts.  During the 2007 period we recognized $0.9 million of income from the CAT Bond Facility and a $0.4 million gain from the Foreign Exchange Contract.

During the 2008 period, we recorded a $2.1 million unrealized loss from our investment in Symetra and, during the 2007 period, we recorded a $0.7 million unrealized gain from Symetra.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) during the three months ended March 31, 2008 and 2007, were $8.9 million and $(2.7) million, respectively.  Our net foreign exchange gains and losses arise from the effects of fluctuations in exchange rates relating to our investments, premiums receivable and loss reserves that are denominated in foreign currencies. The foreign exchange gains (losses) during the periods presented are primarily due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact.

Our investments, premiums receivable and loss reserves denominated in currencies other than the U.S. dollar are exposed to foreign currency risk as fluctuations in exchange rates may affect our financial results in the future.  As a result, from time to time, we have entered into foreign currency exchange agreements as described below.

Net Income (Expense) From Derivative Instruments

During the three months ended March 31, 2008 and 2007, we recorded net income (expense) from derivative instruments of $0.9 million and $(1.0) million, respectively.  These amounts relate the following instruments: (i)  the CAT Bond Protection; (ii) the ILW Contract; (iii) the CAT Bond Facility; (iv) the Hurricane Option; and (v) the Foreign Exchange Contracts.  Each of these instruments, as well as the income (expense) derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms and fees earned by Montpelier as sub-advisor to the Pioneer Diversified High Income Trust (the “Pioneer Fund”). The following table summarizes our other revenue for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Millions)	2008	2007

Interest on funds advanced	$0.3	$0.6
Pioneer Fund sub-advisor fees	0.1	—

Other revenue	$0.4	$0.6

We began serving as sub-advisor to the Pioneer Fund, a publicly traded closed-end fund offering investors exposure to event-linked bonds known as catastrophe bonds, as well as other fixed income instruments, during the second half of 2007.  We are not an investor in the Pioneer Fund.

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Millions)	2008	2007

Interest expense - Senior Notes	$3.8	$3.8
Interest expense - Junior Subordinated Debt Securities	2.2	2.2
Interest expense - Blue Ocean Debt	0.2	1.4
Letter of credit fees and other financing expenses	1.0	1.1

Total interest and other financing expenses	$7.2	$8.5

Our interest and other financing expenses were lower during the 2008 period, as compared to 2007, due primarily to the repayment of the Blue Ocean debt on January 18, 2008.

Minority Interest Expense

Our minority interest expense for the three months ended March 31, 2008 and 2007 of $1.9 million and $12.7 million, respectively, represents the portion of Blue Ocean’s net income attributable to its minority shareholders.

Income Taxes

During the three months ended March 31, 2008, our newly established U.S. operations incurred a $4.0 million U.S. net operating loss.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we established a $3.2 million U.S. deferred tax valuation allowance at March 31, 2008, of which $1.4 million was established during the three months ended March 31, 2008.  The net operating loss may be carried forward to offset future U.S. taxable income and will expire in 2027 and 2028.

During the three months ended March 31, 2008, our newly established U.K. operations incurred a $0.8 million U.K. net operating loss.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, Montpelier has established a $1.0 million U.K. deferred tax valuation allowance at March 31, 2008, of which $0.2 million was established during the three months ended March 31, 2008.  This net operating loss may generally be carried forward to offset future U.K. income tax liabilities for an indefinite period of time.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies significantly on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends and distributions to shareholders. There are restrictions on the payment of dividends and distributions to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $.075 per common share per quarter. Any future determination to pay dividends to our shareholders will be at the discretion of our Board of Directors and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of loss and LAE, acquisition costs, operating expenses, investment purchases, dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities.  As of March 31, 2008, our cash, cash equivalents and fixed maturities totaling $2,400.8 million had an average credit quality of AA+ and an average duration of 1.4 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

The Company and Montpelier Re also maintain a $50.0 million unsecured operational revolving credit facility which can be used to meet liquidity needs.  As of March 31, 2008, this facility was undrawn.  The Company does not currently intend to renew this facility beyond its June 2008 expiration date.

Since the Company’s inception, we have been able to meet all of our cash obligations.  We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of March 31, 2008 and December 31, 2007:

	March 31,	Dec. 31,
(Millions)	2008	2007
Senior Notes	$249.3	$249.3
Junior Subordinated Debt	103.1	103.1
Blue Ocean Debt	—	75.0
Total Debt	$352.4	$427.4

Minority Interest - Blue Ocean	62.6	88.7
Common Shareholders’ Equity	1,569.5	1,653.1

Total Capital	$1,984.5	$2,169.2

Our common shareholders’ equity at March 31, 2008 was $1,569.5 million, which is net of an accumulated retained deficit of $49.8 million. Our total capital decreased by $184.7 million from December 31, 2007, as we experienced a  comprehensive net loss of $1.8 million during the 2008 first quarter, repurchased and retired $78.2 million of our common shares, declared $6.5 million in dividends to our common shareholders, repaid the Blue Ocean Debt and made dividends and capital distributions to Blue Ocean’s minority shareholders.

Equity Forward and Share Issuance Agreement

We have entered into equity forward sale agreements under which we agreed to sell (subject to our right to cash settlement or net share settlement) common shares to a third-party for cash.  In addition, we have also entered into a share issuance agreement with a third-party forward counterparty. See Note 6 for detailed information concerning these agreements.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re and  MCL provide letters of credit to certain of their clients.  The Company and Montpelier Re also maintain an unsecured revolving credit facility. See Note 5 for detailed information concerning these facilities.

Trust Agreements

In the normal course of business, Blue Ocean Re has established trust funds for the benefit of ceding companies.  As of March 31, 2008, restricted assets associated with such trust funds consisted of cash and cash equivalents of $50.7 million and fixed maturity investments of $1.6 million.

Regulation

Our holding company and insurance and reinsurance operations are subject to regulation by several governing entities in many jurisdictions.  See Note 12 for detailed information concerning Montpelier’s regulatory requirements.

Ratings

The following are Montpelier Re’s current financial strength ratings from internationally recognized rating agencies:

Rating Agency	Financial Strength Rating

A.M. Best	A-	Excellent (Stable outlook)
Standard & Poor’s	A-	Strong (Negative outlook)
Moody’s Investor Services	Baa1	Adequate (Stable outlook)
Fitch Ratings Ltd.	A-	Strong (Stable outlook)

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

A downgrade of our A.M. Best financial strength rating below B++ would constitute an event of default under our Syndicated letter of credit facilities, our revolving credit facility and our Lloyd’s standby facility.  A downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us. Either of these events could reduce our financial flexibility and could adversely affect our future results. Our ratings are not a recommendation to buy, hold or sell any of our securities, and they may be revised or revoked at the sole discretion of the rating agencies.

Off-Balance Sheet Arrangements

We have entered into several derivative transactions as of March 31, 2008; the CAT Bond Protection; the ILW Contract; the CAT Bond Facility; the Hurricane Option, the Foreign Exchange Contracts; and the Forward Sale Agreements and the Share Issuance Agreement, all of which are described in detail in Note 6.  Each of these transactions, with the exception of the Hurricane Option, constitute off-balance sheet arrangements.

Excluding certain of the Company’s derivative transactions outlined above, we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our investors.

Cash Flows

For the three months ended March 31, 2008

Our cash flows provided from operations totaled $9.9 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $77.2 million.

Our cash flows provided from investing activities totaled $675.9 million which resulted primarily from $631.1 million of net sales and maturities of fixed maturities, a $121.4 million net disposition of securities lending collateral, partially offset by $56.1 million in net purchases of equity securities and other investments.

Our cash flows used for financing activities totaled $310.0 million which resulted from the following:

(i)                   we paid $7.4 million in cash dividends to common shareholders and repurchased $77.2 million of our common shares,

(ii)     Blue Ocean repaid $75.0 million in debt, paid $6.9 million in cash distributions to its minority common shareholders and paid $21.1 million in dividends and redemptions to its minority preferred shareholders, and

(iii)    we experienced a $122.4 million net reduction in securities lending payable.

For the three months ended March 31, 2007

Our cash flows used for operating activities totaled $15.4 million which resulted primarily from net paid losses of $129.6 million exceeding premiums received, net of acquisition costs.

Our cash flows provided from investing activities totaled $209.4 million which resulted primarily from $80.4 million in net sales from fixed maturity investments and a $96.2 million net disposition in securities lending collateral.

Our cash flows used for financing activities totaled $104.0 million which resulted from the following:

(i)                   we paid $7.8 million in cash dividends to common shareholders and warrant holders, and

(ii)                we experienced a $96.2 million net reduction in securities lending payable.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at March 31, 2008, ($ in millions):

Rating/Type	Fair Value at March 31, 2008

U.S. Government and agencies (AAA)	$303.9
AAA	701.4
AA	86.3
A	138.5
BBB	226.4
below BBB	16.8
not rated (primarily participation in bank loans)	46.9

Total fixed maturities	$1,520.2

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations as their application requires management to make the most significant judgments. We believe the items that require the most subjective and complex estimates are:

•                          Loss and LAE reserves;

•                          Premiums;

•                          Reinsurance ceded; and

•                          Share based compensation.

Our accounting policies for these items are of critical importance to our consolidated financial statements. More information regarding our critical accounting estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three months ended March 31, 2008.  Our best estimate for gross loss and LAE reserves at March 31, 2008 was $846.7 million and our best estimate for net unpaid loss and LAE reserves at March 31, 2008 was $707.4 million.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of March 31, 2008, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $70.7 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense or certain corporate expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2007 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2008, there were no material changes in the market risks as described in our most recent Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended March 31, 2008, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with our net loss and LAE reserves.

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

We believe that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable.  In addition, we intend to seek relief from MPCL for its attorney’s fees, interest costs and bad faith damages.  In the circumstances, we believe that the results of the arbitration will not have a materially adverse effect on our financial condition, results of operations and cash flows.

The arbitration is expected to commence during the second quarter of 2008.

Item 1A.        Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s purchases of its common shares during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2008 to January 31, 2008	1,770,130	$16.92	1,770,130
February 1, 2008 to February 29, 2008	486,431	$16.69	486,431
March 1, 2008 to March 31, 2008	2,528,203	$15.85	2,528,203
Total	4,784,764	$16.33	4,784,764	$158,149,165

(a)          On July 26, 2007, the Board of Directors authorized the purchase of up to $100.0 million of our common shares from time-to-time.  The Company exhausted that authorization on February 21, 2008.  On February 26, 2008, the Board of Directors authorized the purchase of up to $200.0 million of our common shares from time-to-time.  Shares may be purchased in the open market or through privately negotiated transactions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

(a)  None.

(b)  None.

Item 6.           Exhibits

Exhibit
Number	Description of Document
10.1	Service Agreement among Michael S. Paquette and the Company dated March 11, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2008).

10.2	Service Agreement among Christopher L. Harris and the Company dated March 13, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2008).

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

31.1	Certification of Anthony Taylor, Chairman and Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certification of Michael S. Paquette, Executive Vice President and Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications of Anthony Taylor and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

By:	/s/ MICHAEL S. PAQUETTE
	Name:	Michael S. Paquette
	Title:	Executive Vice President and Chief Financial Officer

May 9, 2008