Form 10-Q
period 2008-06-30
MONTPELIER RE HOLDINGS LTD
filed 2008-08-07
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐   No  ☒

As of August 6, 2008, the Registrant had 91,491,059 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2008	2007
Assets
Fixed maturity investments, at fair value (amortized cost: $1,603.4 and $2,044.3)	$1,586.5	$2,061.5
Equity securities, at fair value (cost: $212.4 and $184.4)	224.4	220.2
Other investments (cost: $199.7 and $76.4)	191.2	77.7
Total investments	2,002.1	2,359.4
Cash and cash equivalents	577.2	453.2
Restricted cash	5.3	35.5
Securities lending collateral	71.1	192.0
Reinsurance recoverable on unpaid losses	130.4	152.5
Reinsurance recoverable on paid losses	34.3	16.8
Premiums receivable	295.7	160.5
Unearned premium ceded	52.2	21.1
Deferred acquisition costs	45.2	27.7
Accrued investment income	12.5	19.4
Unsettled sales of investments	0.6	56.0
Other assets	42.2	31.1
Total Assets	$3,268.8	$3,525.2

Liabilities
Loss and loss adjustment expense reserves	$828.2	$860.7
Debt	352.5	427.4
Securities lending payable	71.7	193.4
Unearned premium	335.1	187.4
Insurance and reinsurance balances payable	64.6	40.7
Unsettled purchases of investments	4.0	23.8
Accounts payable, accrued expenses and other liabilities	41.0	50.0
Total Liabilities	1,697.1	1,783.4

Commitments and contingent liabilities (see Note 11)

Minority interest
Blue Ocean - preferred equity	—	20.6
Blue Ocean - common equity	—	68.1
Total Minority Interest	—	88.7

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share - authorized 1,200,000,000 shares;
issued 93,368,434 and 99,290,078 shares	0.2	0.2
Additional paid-in capital	1,602.1	1,694.3
Treasury shares at cost; 1,204,771 and 0 shares	(18.7)	—
Retained deficit	(12.1)	(43.6)
Accumulated other comprehensive income	0.2	2.2
Total Common Shareholders’ Equity	1,571.7	1,653.1

Total Liabilities, Minority Interest and Common Shareholders’ Equity	$3,268.8	$3,525.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of U.S. dollars, except per share and per warrant amounts)	2008	2007	2008	2007
Revenues
Gross premiums written	$187.7	$188.2	$444.5	$449.2
Reinsurance premiums ceded	(33.8)	(21.6)	(68.5)	(93.3)
Net premiums written	153.9	166.6	376.0	355.9
Change in net unearned premiums	(34.7)	(37.5)	(116.5)	(84.1)
Net premiums earned	119.2	129.1	259.5	271.8
Net investment income	21.9	34.4	46.4	67.5
Net realized and unrealized investment gains (losses)	(16.5)	(5.2)	(56.2)	10.1
Net foreign exchange gains (losses)	(3.9)	1.4	5.0	(1.3)
Net expense from derivative instruments	(2.3)	(1.8)	(1.4)	(2.8)
Other revenue	0.2	0.6	0.6	1.2

Total revenues	118.6	158.5	253.9	346.5

Expenses
Underwriting expenses:
Loss and loss adjustment expenses	24.4	50.2	100.8	109.8
Acquisition costs	18.6	19.8	40.3	38.3
General and administrative expenses	25.8	20.4	53.6	35.8
Non-underwriting expenses:
Interest and other financing expenses	6.6	8.2	13.8	16.7
Total expenses	75.4	98.6	208.5	200.6

Income before income taxes, extraordinary item and minority interest	43.2	59.9	45.4	145.9
Income tax provision	(0.1)	—	(0.1)	—

Income before extraordinary item and minority interest	43.1	59.9	45.3	145.9
Excess of fair value of acquired net assets over cost - Blue Ocean	1.0	—	1.0	—
Minority interest expense - Blue Ocean	—	(9.2)	(1.9)	(21.9)

Net income	44.1	50.7	44.4	124.0
Change in foreign currency translation	0.1	—	0.1	—
Change in fair value of Symetra (see Note 4)	—	0.8	(2.1)	0.1
Comprehensive income	$44.2	$51.5	$42.4	$124.1

Basic earnings per share	$0.51	$0.53	$0.50	$1.29
Diluted earnings per share	0.51	0.53	0.50	1.29

Dividends declared per common share	$0.075	$0.075	$0.150	$0.150
Dividends declared per warrant	—	—	—	0.075

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008 and 2007

Unaudited

	Total
	common		Additional			Accum. other
	shareholders’	Common	paid-in	Treasury	Retained	comprehensive
(In millions of U.S. dollars)	equity	shares	capital	shares	deficit	income
Balances at January 1, 2008	$1,653.1	$0.2	$1,694.3	$—	$(43.6)	$2.2

Net income	44.4	—	—	—	44.4	—
Common shares repurchased	(115.7)	—	(97.0)	(18.7)	—	—
Other comprehensive income, after tax	(2.0)	—	—	—	—	(2.0)
Amortization of Restricted Share Units	4.8	—	4.8	—	—	—
Dividends declared on common shares	(12.9)	—	—	—	(12.9)	—

Balances at June 30, 2008	$1,571.7	$0.2	$1,602.1	$(18.7)	$(12.1)	$0.2

	Total
	common		Additional			Accum. other
	shareholders’	Common	paid-in	Treasury	Retained	comprehensive
	equity	shares	capital	shares	deficit	income
Balances at January 1, 2007	$1,492.9	$0.2	$1,819.2	$—	$(376.0)	$49.5

Cumulative effect adjustment to the adoption of FAS 157 and 159	—	—	—	—	45.5	(45.5)
Net income	124.0	—	—	—	124.0	—
Other comprehensive income, after tax	0.1	—	—	—	—	0.1
Amortization of Restricted Share Units and Director Share Plan Units	3.7	—	3.7	—	—	—
Common shares and warrants repurchased	(65.0)	—	(65.0)	—	—	—
Dividends declared on common shares	(14.6)	—	—	—	(14.6)	—
Dividends declared on warrants	(0.5)	—	—	—	(0.5)	—

Balances at June 30, 2007	$1,540.6	$0.2	$1,757.9	$—	$(221.6)	$4.1

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(In millions of U.S. dollars)	2008	2007
Cash flows from operations:
Net income	$44.4	$124.0
Charges (credits) to reconcile net income to net cash used for operations:
Excess of fair value of net assets acquired over cost - Blue Ocean	(1.0)	—
Net realized and unrealized investment losses (gains)	56.2	(10.1)
Minority interest expense - Blue Ocean	1.9	21.9
Amortization and depreciation	(3.4)	(2.0)
Net change in:
Loss and loss adjustment expense reserves	(32.5)	(130.9)
Reinsurance recoverable on paid and unpaid losses	4.6	30.4
Unearned premium	147.9	111.8
Insurance and reinsurance balances payable	23.9	(2.7)
Unearned premium ceded	(31.1)	(27.7)
Deferred acquisition costs	(17.5)	(11.3)
Premiums receivable	(135.3)	(99.4)
Accounts payable, accrued expenses and other liabilities	(4.2)	(11.6)
Other	13.5	2.3
Net cash provided from (used for) operations	67.4	(5.3)

Cash flows from investing activities:
Purchases of fixed maturity investments	(844.1)	(807.7)
Purchases of equity securities	(60.4)	(28.1)
Purchases of other investments	(123.4)	(2.5)
Sales, maturities, calls and paydowns of fixed maturity investments	1,318.0	1,074.7
Sales of equity securities	41.8	39.2
Net disposition of securities lending collateral	120.6	143.8
Net change in restricted cash	30.2	(36.8)
Purchase of Blue Ocean minority interest	(30.5)	—
Net acquisitions of capitalized assets	(9.9)	(1.5)
Net cash provided from investing activities	442.3	381.1

Cash flows from financing activities:
Repayment of debt	(75.0)	—
Repurchases of the Company’s common shares and warrants	(116.5)	(65.0)
Dividends paid to holders of the Company’s common shares and warrants	(14.5)	(15.1)
Dividends and distributions paid to Blue Ocean’s minority common shareholders	(38.1)	(135.2)
Dividends paid to and repurchases from Blue Ocean’s minority preferred shareholders	(21.0)	(46.4)
Net reduction in securities lending payable	(121.7)	(143.8)
Net cash used for financing activities	(386.8)	(405.5)

Effect of exchange rate changes on cash and cash equivalents	1.1	(0.3)

Net increase (decrease) in cash and cash equivalents during the period	124.0	(30.0)
Cash and cash equivalents - beginning of period	453.2	313.1
Cash and cash equivalents - end of period	$577.2	$283.1

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

Notes To Consolidated Financial Statements

(In millions of U.S. dollars, except share and per

share amounts or as otherwise indicated)

Unaudited

1.  Significant Accounting Policies

Basis of Presentation and Consolidation

These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) and its subsidiaries and affiliates (collectively, “Montpelier”) and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (the “U.S.”).  The Company was incorporated as an exempted Bermuda limited liability company on November 14, 2001. The Company, through its operating subsidiaries and affiliates in Bermuda, the U.S., the United Kingdom (the “U.K.”) and Switzerland, provides customized and innovative reinsurance and insurance solutions to the global market.

 The Company’s principal wholly-owned operating subsidiary, Montpelier Reinsurance Ltd. (“Montpelier Re”), is a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities while utilizing catastrophe modeling software and proprietary risk pricing and capital allocation models. The Company provides marketing services to Montpelier Re through its wholly-owned subsidiary, Montpelier Marketing Services Limited (“MMSL”), a U.K. company based in London.

On July 1, 2007, Montpelier commenced the operations of its Lloyd’s of London (“Lloyd’s”) syndicate known as Montpelier Syndicate 5151 (“Syndicate 5151”). Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and a limited amount of specialty casualty classes sourced from the London, U.S. and European markets.  Montpelier Capital Limited (“MCL”), a wholly-owned subsidiary of the Company, serves as Syndicate 5151’s sole corporate member.  Syndicate 5151 is managed by Spectrum Syndicate Management Limited (“Spectrum”), a third-party Lloyd’s Managing Agent based in London.  Syndicate 5151 also accepts business from the Company’s wholly-owned U.S. managing general agent, Montpelier Underwriting Inc. (“MUI”) and its wholly-owned Swiss subsidiary, Montpelier Europa AG (“MEAG”). MUI and MEAG are Lloyd’s Coverholders, meaning that they are authorized to enter into contracts of insurance and/or issue insurance documentation on behalf of Syndicate 5151.  MEAG, whose focus is on markets in Continental Europe and the Middle East, also provides marketing services to Syndicate 5151 and supports Montpelier’s existing regional marketing effort with respect to certain established lines of business.

On November 1, 2007, Montpelier acquired General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma domiciled stock property and casualty insurance corporation, from GAINSCO, Inc. (“GAINSCO”).  General Agents is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 37 additional states.  At the time the acquisition was completed, General Agents had no employees or in force premium. General Agents was renamed Montpelier U.S. Insurance Company (“MUSIC”) shortly after the acquisition. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

On June 5, 2008, the Company acquired all the outstanding capital shares of Blue Ocean Re Holdings Ltd. (“Blue Ocean”) from Blue Ocean’s minority shareholders (the “Blue Ocean Transaction”) for $30.5 million in cash.  Blue Ocean is a holding company that owns 100% of Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”), a Bermuda Class 3 insurer, which formerly provided property catastrophe retrocessional protection. Blue Ocean Re began its operations in January 2006. During the second half of 2007, it ceased writing business and began returning capital to its shareholders.

Immediately prior to the Blue Ocean Transaction,  the Company owned 42.2% of Blue Ocean’s outstanding common shares and, prior to March 31, 2008, the Company owned 33.6% of Blue Ocean’s outstanding preferred shares.  As of the date of the Blue Ocean Transaction, Blue Ocean’s assets consisted primarily of cash and investments and it had no in force reinsurance contracts. The Blue Ocean Transaction resulted in an extraordinary gain of $1.0 million representing the excess of fair value of acquired net assets over the Company’s cost.

Prior to Blue Ocean becoming a wholly-owned subsidiary of the Company, it was considered a “variable interest entity” as defined under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, entitled “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 as amended.”  In accordance with FIN 46R, Blue Ocean was consolidated into the financial statements of the Company.

The Company provides insurance, accounting, finance, advisory and information technology services to its affiliates and to third-parties through various wholly-owned subsidiaries located in the U.S. and the U.K.  The Company provides underwriting support services to its affiliates and to third-parties in the U.K. and Switzerland through its wholly-owned U.K. subsidiary, Montpelier Underwriting Services Limited (“MUSL”). Prior to the Blue Ocean Transaction, the Company  provided Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and received fees for such services.

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

Prior to 2008, the Company operated through two reportable segments consisting of Rated Reinsurance and Insurance Business and Collateralized Property Catastrophe Retrocessional Business. The Rated Reinsurance and Insurance Business segment included the operations of the Company and its wholly-owned subsidiaries (including Montpelier Re, Syndicate 5151 and MUSIC) and the Collateralized Property Catastrophe Retrocessional Business segment included the operations of Blue Ocean and Blue Ocean Re.  Prior periods have been re-segmented to conform with the current presentation.

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

The following rates of exchange to the U.S. dollar were used to translate the results of Syndicate 5151, the Company’s most significant foreign operation.

Currency	Opening Rate January 1, 2008	Closing Rate March 31, 2008	Closing Rate June 30, 2008
British Pound (GBP)	1.9843	1.9837	1.9923

Other transactions involving certain monetary assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using either specific or average exchange rates for the period, as appropriate.  Net foreign exchange gains and losses arising from these activities are reported as a component of net income in the period in which they arise.

Investments and Cash

Investments are recorded on a trade date basis. Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized.  The fair value of the investment portfolio is determined based on bid prices (as opposed to the ask prices) which are not adjusted for transaction costs.

Other investments are carried at either fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash consists of funds at Lloyd’s required as security to support Syndicate 5151’s underwriting business and, prior to June 30, 2008, consisted of funds used to collateralize Blue Ocean Re’s trust funds.

Montpelier’s letter of credit facilities are secured by investments and cash. See Note 5.

Montpelier participates in a securities lending program whereby certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent.  Montpelier receives a fee from the borrower for the temporary use of its securities. Montpelier had $69.9 million and $189.3 million in securities on loan at June 30, 2008 and December 31, 2007, respectively.

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

Montpelier may reinvest some or all of the collateral received from the borrower in order to achieve a greater investment return.  In so doing, Montpelier retains the investment risk associated with the reinvested collateral. As of June 30, 2008 and December 31, 2007, Montpelier’s securities on loan were supported by collateral, held by a third-party in the form of cash, government securities and letters of credit, totaling $71.1 million and $192.0 million, respectively, of which $71.7 million and $193.4 million, respectively, was due back to the counterparties at such dates. As of June 30, 2008 and December 31, 2007, Montpelier had experienced unrealized losses on its securities lending collateral invested of $0.6 million and $1.4 million, respectively.

Funds Withheld

Funds withheld represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At June 30, 2008 and December 31, 2007, funds withheld balances of $2.8 million and $3.3 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Minority Interest

On June 5, 2008, the Company acquired all the outstanding capital shares of Blue Ocean.  Prior to Blue Ocean becoming a wholly-owned subsidiary of the Company, the portion of Blue Ocean’s equity not owned by the Company was considered to be owned by Blue Ocean’s minority shareholders. The minority interest liability in the Company’s consolidated balance sheets represents the equity of the minority shareholders of Blue Ocean and the minority interest expense in the Company’s consolidated statements of operation represents the portion of income attributable to such minority shareholders.

Recent Accounting Pronouncements

On March 19, 2008, the FASB issued Statement (“FAS”) No. 161, entitled “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  The statement is effective for fiscal years beginning after November 15, 2008.  FAS 161 amends and enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (i) how and why the entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The adoption of FAS 161 will have no impact on the Company’s operations or financial condition but is expected to change the Company’s current disclosures regarding its derivative instruments.

On June 16, 2008, the FASB issued Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FAS 128, entitled “Earnings per Share.”  The requirements of FSP EITF 03-6-1 will not materially impact the Company’s determination of earnings per share.

2.  Loss and Loss Adjustment Expense Reserves

   The following table summarizes Montpelier’s loss and loss adjustment expense (“LAE”) reserve activities for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross unpaid loss and LAE reserves - beginning	$846.7	$1,005.5	$860.7	$1,089.2
Reinsurance recoverable on unpaid losses - beginning	(139.3)	(183.7)	(152.5)	(197.3)
Net unpaid loss and LAE reserves - beginning	707.4	821.8	708.2	891.9

Losses and LAE incurred:
Current year losses	52.2	69.8	149.6	137.5
Prior year losses	(27.8)	(19.6)	(48.8)	(27.7)
Total losses and LAE incurred	24.4	50.2	100.8	109.8

Losses and LAE paid:
Current year losses	(2.3)	(5.3)	(3.2)	(5.9)
Prior year losses	(31.7)	(71.1)	(108.0)	(200.2)
Total losses and LAE paid	(34.0)	(76.4)	(111.2)	(206.1)

Net unpaid loss and LAE reserves - ending	697.8	795.6	697.8	795.6
Reinsurance recoverable on unpaid losses - ending	130.4	162.7	130.4	162.7
Gross unpaid loss and LAE reserves - ending	$828.2	$958.3	$828.2	$958.3

Loss and LAE development – three and six months ended June 30, 2008

The net favorable development during the three and six months ended June 30, 2008, for losses incurred during prior years, primarily resulted from the following:

•                          Net estimated ultimate Property Catastrophe losses for prior years decreased by $13.3 million and $32.8 million during the three and six month periods, respectively. The majority of the favorable development related to 2004 and 2005 hurricane and 2007 U.K. flood losses, as projected losses related to these events decreased from prior estimates. The Property Catastrophe line was also favorably impacted by an $8.0 million subrogation recovery during the current quarter from a claim previously paid, of which $5.0 million was recorded within  the Property Catastrophe line and $3.0 million was recorded within the Property Specialty line.  In addition, the six month result includes favorable development from 2007 California wildfires and from 2007 European windstorm Kyrill, the majority of which was recognized during the first quarter of 2008.

•                          Net estimated ultimate Property Specialty losses for prior years decreased by $13.7 million and $8.7 million during the three and six month periods, respectively, as reductions in several large reported claims in the current quarter more than offset a $4.9 million prior year increase recorded in the first quarter of 2008.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $0.8 million and $7.3 million during the three and six month periods. The favorable development related to many classes of business within the Other Specialty line, none of which was individually significant.

The net favorable development during the three and six months ended June 30, 2007, for losses incurred during prior years, primarily resulted from the following:

•                        Net estimated ultimate Property Catastrophe losses for prior years decreased by $5.8 million and $3.3 million during the three and six month periods, respectively, due mainly to decreases in projected losses for 2005 hurricanes Katrina, Rita and Wilma, as well as some smaller events such as U.S. tornadoes.

•                        Net estimated ultimate Property Specialty losses for prior years decreased by $11.4 million and $22.0 million during the three and six month periods, respectively, primarily as a result of claims emergence on the direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business. A significant portion of the Property Specialty development recognized during the second quarter  was a $5.8 million reduction in losses relating to a fire claim that was settled for less than the reserve previously established.

•                        Net estimated ultimate Other Specialty losses for prior years decreased by $2.4 million during the three and six months periods. The favorable development related to many classes of business within the Other Specialty line, none of which was individually significant.

3.  Ceded Reinsurance with Third-Parties

In the normal course of business, Montpelier purchases reinsurance from third-parties in order to manage its exposures.  All of Montpelier’s reinsurance purchases to-date have represented prospective cover, meaning that the coverage has been purchased to protect Montpelier against the risk of future losses as opposed to covering losses that have already occurred but have not been paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of business.

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

Earned reinsurance premiums ceded were $18.2 million and $33.6 million for the three months ended June 30, 2008 and 2007, respectively, and $37.4 million and $65.6 million for the six months ended June 30, 2008 and 2007, respectively.  Total recoveries included in loss and LAE were $3.1 million and $(.8) million for the three months ended June 30, 2008 and 2007, respectively, and $16.6 million and $6.0 million for the six months ended June 30, 2008 and 2007, respectively.  In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

As of June 30, 2008, MUSIC had gross loss and LAE reserves relating to business underwritten prior to the MUSIC acquisition of $16.4 million (the “Acquired Reserves”). In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO (which totaled $11.8 million) and reinsurance recoverable from third-party reinsurers rated A- or better, in a combined amount exceeding $16.4 million.  In addition, Montpelier has received a full indemnification from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become Montpelier’s responsibility.

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on paid losses at June 30, 2008, are as follows:

Rating	Amount	% of Total
A++	$23.1	68%
A+	0.4	1
A	6.1	18
A-	4.7	13
Total reinsurance recoverable on paid losses	$34.3	100%

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on unpaid losses at June 30, 2008, are as follows:

Rating	Amount	% of Total
A++	$39.2	30%
A+	18.3	14
A	43.1	33
A-	13.4	10
Recoverable under MUSIC’s protective arrangements	16.4	13
Total reinsurance recoverable on unpaid losses	$130.4	100%

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

The substantive hearings in the arbitration are expected to commence during the third quarter of 2008.

4.  Investments

Fixed Maturity Investments and Equity Securities

On January 1, 2007, the Company adopted FAS 157, entitled “Fair Value Measurements” and FAS 159, entitled “The Fair Value Option for Financial Assets and Financial Liabilities.” As a result, all of Montpelier’s fixed maturity investments and equity securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities reported within net realized and unrealized gains (losses) in the Company’s statement of operations. Prior to the adoption of FAS 157 and FAS 159, a significant portion of Montpelier’s fixed maturity investments and equity securities were carried at fair value and classified as available-for-sale. As a result, net unrealized appreciation or depreciation on such securities were reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.  In connection with the January 1, 2007 adoption of FAS 157 and 159, the Company recorded a cumulative-effect adjustment of $45.5 million among its retained deficit and accumulated other comprehensive income on the consolidated balance sheet.

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the periods indicated:

	As of June 30, 2008
	Amortized Cost	Fair Value
Fixed maturity investments
Mortgage-backed and asset-backed securities	$606.5	$595.9
Corporate debt securities	446.5	436.8
U.S. government securities	330.4	332.5
U.S. government-sponsored enterprise securities	204.9	206.3
Other fixed maturity investments	15.1	15.0
Total fixed maturity investments	$1,603.4	$1,586.5

	Cost	Fair Value
Equity securities	$212.4	$224.4

Table of Contents	As of December 31, 2007
	Amortized Cost	Fair Value
Fixed maturity investments
Mortgage-backed and asset-backed securities	$787.6	$790.2
Corporate debt securities	593.3	600.9
U.S. government securities	248.2	251.4
U.S. government-sponsored enterprise securities	403.6	406.7
Other fixed maturity investments	11.6	12.3
Total fixed maturity investments	$2,044.3	$2,061.5

	Cost	Fair Value
Equity securities	$184.4	$220.2

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at their underlying net asset value and Montpelier’s CAT Bonds, private placement and derivative instruments are carried at fair value.  The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	June 30, 2008		December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value
Limited partnership interests and private investment funds	$106.5	$97.4	$56.4	$55.5

Other investments carried at fair value
CAT Bonds	$71.5	$71.4	$—	$—
Private placement (Symetra)	20.0	20.1	20.0	22.3
Derivative instruments	1.7	2.3	—	(0.1)
Total other investments carried at fair value	$93.2	$93.8	$20.0	$22.2

Total other investments	$199.7	$191.2	$76.4	$77.7

Montpelier’s limited partnership and private investment fund income and the net appreciation or depreciation on CAT Bonds is reported as net realized and unrealized gains (losses) in the Company’s statements of operations. The net appreciation or depreciation on Montpelier’s derivative instruments is reported as net revenue (expense) from derivative instruments in the Company’s statements of operations.

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

In May 2008, Montpelier purchased the CAT Bonds underlying its former CAT Bond Facility for $71.5 million.  See Note 6. CAT Bonds are debt instruments whose principal and interest are forgiven if specified trigger events occur.

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

•      Level 3 inputs - unobservable inputs.

In accordance with FAS 157, the valuation techniques used by the Company and its pricing services maximize the use of observable inputs; unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for other fixed maturity investments, including mortgage-backed and asset-backed securities, corporate debt securities and U.S. government-sponsored enterprise securities, generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques.  There have been no changes in the Company’s use of valuation techniques since its adoption of FAS 157.

The following table presents Montpelier’s investment portfolio, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at June 30, 2008 and December 31, 2007.

	June 30, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$218.4	$1,183.3	$184.8	$1,586.5
Equity securities	220.0	—	4.4	224.4
Other investments	—	73.7	20.1	93.8
Total investments	$438.4	$1,257.0	$209.3	$1,904.7

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$240.2	$1,628.3	$193.0	$2,061.5
Equity securities	220.2	—	—	220.2
Other investments	—	(0.1)	22.3	22.2
Total investments	$460.4	$1,628.2	$215.3	$2,303.9

Investments classified as Level 3 at such dates primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, warrants to acquire equity securities and certain non-U.S. equity securities; and (iii) with respect to other investments, Montpelier’s investment in Symetra.

The following table presents the securities lending collateral reinvested by Montpelier in connection with its securities lending program, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at June 30, 2008 and December 31, 2007.

	June 30, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Securities lending collateral reinvested	$12.9	$22.5	$35.7	$71.1

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Securities lending collateral reinvested	$61.9	$30.4	$99.7	$192.0

The securities lending collateral reinvested classified as Level 3 at such dates represented several types of debt instruments, including certificates of deposit and commercial paper.

As of June, 2008 and December 31, 2007, the Company’s total Level 3 assets represented 12.4% and 12.6% of its total assets measured at fair value, respectively.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008
	Fixed Maturity Investments	Equity Securities	Other Investments	Securities Lending Collateral	Total

Level 3 investments as of March 31, 2008	$104.4	$0.5	$20.1	$40.7	$165.7
Net payments, purchases and sales	81.6	3.9	—	(5.0)	80.5
Realized losses	(0.1)	—	—	—	(0.1)
Unrealized gains (losses)	0.1	(0.2)	—	—	(0.1)
Net transfers in (out)	(1.2)	0.2	—	—	(1.0)
Level 3 investments as of June 30, 2008	$184.8	$4.4	$20.1	$35.7	$245.0

	Six Months Ended June 30, 2008
	Fixed Maturity Investments	Equity Securities	Other Investments	Securities Lending Collateral	Total

Level 3 investments as of January 1, 2008	$193.0	$—	$22.3	$99.7	$315.0
Net payments, purchases and sales	41.6	3.9	(1.0)	(94.0)	(49.5)
Realized gains (losses)	1.2	—	0.9	(1.0)	1.1
Unrealized losses	(10.7)	(0.2)	(2.1)	—	(13.0)
Net transfers in (out)	(40.3)	0.7	—	31.0	(8.6)
Level 3 investments as of June 30, 2008	$184.8	$4.4	$20.1	$35.7	$245.0

Changes in Fair Value

Changes in the carrying value of Montpelier’s investment portfolio for the three and six months ended June 30, 2008 and 2007, consisted of the following:

	Changes in Carrying Value for the Three Months Ended June 30, 2008
	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains and Derivative Revenue From Investments	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Fixed maturity investments	$(10.4)	$(6.9)	$—	$(17.3)	$—
Equity securities	3.5	(5.1)	(1.4)	(3.0)	—
Other investments	—	2.3	0.7	3.0	—
Securities lending	(0.1)	0.2	—	0.1	—

	Changes in Carrying Value for the Six Months Ended June 30, 2008
	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains and Derivative Revenue From Investments	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Fixed maturity investments	$(2.8)	$(28.2)	$1.3	$(29.7)	$—
Equity securities	8.9	(25.4)	2.3	(14.2)	—
Other investments	—	(8.4)	4.3	(4.1)	(2.1)
Securities lending	(1.1)	0.8	—	(0.3)	—

	Changes in Carrying Value for the Three Months Ended June 30, 2007
	Net Realized Gains on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains and Derivative Revenue From Investments	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Fixed maturity investments	$2.3	$(18.4)	$1.3	$(14.8)	$—
Equity securities	6.3	4.6	0.8	11.7	—
Other investments	—	—	1.1	1.1	0.8
Securities lending	—	—	—	—	—

	Changes in Carrying Value for the Six Months Ended June 30, 2007
	Net Realized Gains on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains and Derivative Revenue From Investments	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Fixed maturity investments	$3.5	$(12.0)	$1.7	$(6.8)	$—
Equity securities	13.8	4.8	1.0	19.6	—
Other investments	—	—	3.0	3.0	0.1
Securities Lending	—	—	—	—	—

5.  Debt and Financing Arrangements

Senior Notes

During 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013.  The Company may redeem the Senior Notes at any time at a “make-whole” redemption price; however, the Company has no current intention of doing so. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The unamortized carrying value of the Senior Notes at June 30, 2008 and December 31, 2007, was $249.4 million and $249.3 million, respectively.

The Company incurred interest on the Senior Notes of $3.9 million for each of the three-month periods ended June  30, 2008 and 2007 and $7.7 million for each of the six month periods ended June 30, 2008 and 2007. The Company paid $7.7 million in interest on the Senior Notes during each of the six month periods ended June 30, 2008 and 2007.

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

The Company incurred interest expense on the junior subordinated debt securities of $2.1 million for each of the three-month periods ended June 30, 2008 and 2007 and $4.3 million for each of the six month periods ended June 30, 2008 and 2007.  The Company paid $4.3 million in interest on the junior subordinated debt securities during each of the six month periods ended June 30, 2008 and 2007.

Blue Ocean Long-Term Debt

In November 2006, Blue Ocean obtained a secured loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”).  The Blue Ocean Debt had a maturity date of February 28, 2008 and was repaid in full on January 18, 2008.

Blue Ocean incurred interest expense on the Blue Ocean Debt of $1.4 million for the three months ended June 30, 2007, and $0.5 million and $2.8 million for the six month periods ended June 30, 2008 and 2007, respectively.  Blue Ocean paid $0.5 million and $2.8 million of interest on the Blue Ocean Debt during the six month periods ended June 30, 2008 and 2007, respectively.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re and MCL maintain letter of credit facilities and provide letters of credit to third-parties. These letter of credit facilities were secured by collateral accounts containing cash and investments of $711.5 million at June 30, 2008. The following table outlines these facilities as of June 30, 2008:

	Credit Line	Usage	Expiry Date
Secured operational Letter of Credit Facilities
Montpelier Re’s Syndicated facility: Tranche B	$225.0	$132.6	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility	$500.0	$47.7	June 2011
Montpelier Re’s Syndicated 5-Year facility	$250.0	$158.0	June 2012
Montpelier Re’s Bilateral facility A	$100.0	$38.2	None
MCL’s Lloyd’s standby facility	£74.0	£73.9	Dec. 2012

In June, 2007, the Company entered into a Syndicated 364-day revolving credit facility in the amount of $50.0 million. This facility expired in June 2008 and was not renewed.

Trust Agreements

In the normal course of business, Blue Ocean Re established trust funds for the benefit of ceding companies.  As of June 30, 2008, Blue Ocean Re had no in force reinsurance contracts and no longer required any of its assets to be held in trust.  As of December 31, 2007, Blue Ocean Re’s restricted assets held in trust funds consisted of cash and cash equivalents of $35.5 million and fixed maturity investments of $153.7 million.

6. Derivative Contracts

Montpelier enters into derivative contracts from time-to-time in order to manage certain of its business risks and to supplement its underwriting activities.

The primary risks Montpelier seeks to manage through its use of derivative instruments are underwriting risk and foreign exchange risk.  Derivative instruments designed to manage Montpelier’s underwriting risk include: (i) an option on hurricane seasonal futures (the “Hurricane Option”),  (ii) an Industry Loss Warranty (“ILW”) swap contract (the “ILW Swap”) and (iii) catastrophe bond protection (the “CAT Bond Protection”). These derivative instruments provide reinsurance-like protection to Montpelier for specific loss events associated with certain lines of its business.  Additionally, the Company has entered into two equity forward sale agreements and a related share issuance agreement (the “Forward Sale Agreements and Share Issuance Agreement”) in order to manage the risk associated with a significant loss of capital, which could most likely occur as a result of significant underwriting losses. Foreign exchange risk, specifically Montpelier’s risk associated with making claim payments in foreign currencies, is managed through the use of foreign currency exchange agreements (the “Foreign Exchange Contracts”).

In addition, as an extension of its underwriting activities, Montpelier has sold ILW protection (the “ILW Contract”) and has participated in a CAT bond facility (the “CAT Bond Facility”).  These derivative instruments provide reinsurance-like protection to third-parties for specific loss events associated with certain lines of business.

The following table presents the fair values of Montpelier’s various derivative instruments at June 30, 2008 and December 31, 2007:

	Fair value at June 30, 2008	Fair value at December 31, 2007
Derivative contracts recorded as other investments:

Hurricane Option	$1.0	$—
ILW Swap	0.7	—
CAT Bond Protection	—	—
Foreign Exchange Contracts	0.6	(1.9)
CAT Bond Facility	—	1.8
Total derivative contracts recorded as other investments	$2.3	$(0.1)

Derivative contracts recorded as other liabilities

ILW Contract	$0.2	$0.6

The following table presents the changes in fair value of Montpelier’s various derivative instruments during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (expense) from derivative instruments
Hurricane Option	$(0.1)	$—	$(0.1)	$—
ILW Swap	—	—	—	—
CAT Bond Protection	0.4	0.7	1.0	2.2
Foreign Exchange Contracts	0.3	0.5	3.2	0.9
CAT Bond Facility	(3.0)	(3.0)	(5.9)	(5.9)
ILW Contract	0.1	—	0.4	—

Net expense from derivative instruments	$(2.3)	$(1.8)	$(1.4)	$(2.8)

The Forward Sale Agreements and Share Issuance Agreement currently have no impact on the Company’s statements of operations or balance sheets.

None of Montpelier’s derivatives are designated as hedging instruments under FAS 133.

Hurricane Option

In March 2008, Montpelier purchased the Hurricane Option, an option on hurricane seasonal futures traded on the Chicago Mercantile Exchange, in order to provide protection against Montpelier’s eastern U.S. hurricane exposure during the period from June 1, 2008 to November 30, 2008.  The maximum recovery to Montpelier under the Hurricane Option is $5.0 million.

The fair value of the Hurricane Option is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).

ILW Swap

In April 2008, Montpelier entered into the ILW Swap with a third-party in order to provide protection against Montpelier’s U.S. hurricane exposure.  In return for a fixed-rate payment of $0.7 million, the Company receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole through April 30, 2009. The maximum recovery to Montpelier under the ILW Swap is $5.0 million.

The fair value of the ILW Swap is derived based on unobservable inputs (Level 3 inputs as defined in FAS 157).

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

Contract payments expensed in connection with the CAT Bond Protection are calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche.  The fair value of the CAT Bond Protection is determined on the basis of Level 3 inputs in accordance with FAS 157.  Since the inception of the CAT Bond Protection, no industry loss event has occurred that would trigger a recovery by Montpelier.  Should an industry loss event triggering a recovery occur during future periods, it would result in Montpelier recording the present value of the expected ultimate recovery.

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

The number of common shares to be sold in return for these proceeds is a function of the Company’s share price as well as the terms of the contract.  If the share price on a given settlement date falls within the contractual floor and cap prices, the number of common shares sold to the forward counterparty will equal the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in no economic benefit or cost to the Company.  If the share price on a given settlement date is above the cap price, the number of common shares sold to the forward counterparty will be more than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic cost to the Company.  If the share price on a given settlement date is below the floor price, the number of common shares sold to the forward counterparty will be less than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic benefit to the Company.

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

During periods in which the Company’s average share price exceeds the forward cap price, the Forward Sale Agreement will have a dilutive impact on diluted earnings per share and, during periods in which the Company’s fully converted book value per share and fully converted tangible book value per share exceeds the forward cap price, the Forward Sale Agreement will have a dilutive impact on fully converted book value per share and fully converted tangible book value per share.

In December 2007, the Company made a $3.9 million cash payment to the forward counterparty for the amendment of the Forward Sale Agreement, which was recorded as a reduction of additional paid-in capital.

In connection with the Forward Sale Agreements described above, in May 2006 the Company entered into a Share Issuance Agreement with the forward counterparty. Under the terms of the Share Issuance Agreement, the Company issued 15,694,800 common shares during 2006 to the forward counterparty for payment equal to the par value of such common shares. As a result of the settlement of the first Forward Sale Agreement, in May 2007 the Company repurchased and retired 7,774,800 of these common shares for payment of the par value of such common shares.  As a result, the Company continues to have 7,920,000 common shares issued and outstanding under the Share Issuance Agreement at June 30, 2008.

The Company may terminate the Share Issuance Agreement at any time. Upon any termination of the Share Issuance Agreement, the common shares issued to the forward counterparty thereunder (or other common shares) must, subject to compliance with Bermuda law, be repurchased for nominal consideration by the Company. The forward counterparty has agreed to post and maintain collateral with a third-party as security for certain of its obligations as required under the terms of the Share Issuance Agreement.

Any common shares issued to the forward counterparty will be issued and outstanding for company law purposes, and accordingly, the holders of such shares will have all of the rights of a holder of our issued and outstanding common shares, including the right to vote the shares on all matters submitted to a vote of our shareholders and the right to receive any dividends or other distributions that we may pay or make on our issued and outstanding common shares. However, under the Share Issuance Agreement, the forward counterparty has agreed to pay to us an amount equal to any cash dividends or distributions that are paid on the issued shares and to pay or deliver to us any other distribution, in liquidation or otherwise, on the issued common shares.

In view of the contractual undertakings of the forward counterparty under the Share Issuance Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the common shares, the Company believes that, under GAAP currently in effect, the common shares issued thereunder should not be considered outstanding for the purposes of computing and reporting earnings per share or fully converted tangible book value per share.

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

The fair value of the Foreign Exchange Contracts is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).  At June 30, 2008 and December 31, 2007, Montpelier was party to outstanding foreign currency exchange agreements having a gross notional exposure of $73.1 million and $86.9 million, respectively.

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

The fair value of the ILW Contract is derived based on unobservable inputs (Level 3 inputs as defined in FAS 157).  Changes in the fair value of the ILW Contract, including those triggered by a covered loss event, are determined based on an internal underwriting model.  Since the inception of the ILW Contract, no industry loss event has occurred that would trigger a payment by Montpelier.

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

During the second quarter of 2008, the CAT Bond Facility was terminated and Montpelier purchased the underlying CAT Bonds from the counterparty at their fair value.  As a result, the CAT Bonds are now held on the Company’s consolidated balance sheets as other investments. See Note 4.

The fair value of the CAT Bond Facility was derived based on other observable inputs (Level 2 inputs as defined in FAS 157). As of December 31, 2007, Montpelier had entered into several CAT Bond Facility transactions having a combined notional capital amount of $70.7 million.

7.  Related Party Transactions

On April 1, 2008, the Company entered into a Letter Agreement with Kernan V. Oberting, the Company’s former Chief Financial Officer, setting forth the terms of his departure as a full-time employee, effective May 1, 2008, in order to establish an investment advisory company, KVO Capital Management, LLC (“KVO”).  Among other things, the Letter Agreement provided for the Company to enter into a Consulting Agreement with Mr. Oberting and KVO and an Investment Management Agreement with KVO (the “Consulting Agreement” and “IMA”, respectively).

Pursuant to the Consulting Agreement, KVO will provide capital management and consulting services to the Company and, pursuant to the IMA, KVO will provide the Company with discretionary investment management services, in each case for an initial term beginning May 1, 2008 and ending December 31, 2010.  The Letter Agreement also provided that Mr. Oberting will continue to vest in all in force awards previously granted to him under the Company’s Long-Term Incentive Plan prior to 2008 and will be entitled to receive a pro-rated annual bonus with respect to 2008.

Wilbur L. Ross, Jr., a Director of the Company and a former director of Blue Ocean, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC collectively owned 7.5% of the Company’s common shares at June 30, 2008.

In connection with the Blue Ocean Transaction, on June 5, 2008, the Company purchased 248,756.2 Blue Ocean common shares (representing 9.8% of the total common shares outstanding at that date) from funds managed by WL Ross & Co. LLC for $5.1 million and Mr. Ross resigned as a director of Blue Ocean. The Blue Ocean Transaction received the unanimous approval of Blue Ocean’s minority shareholders.

In anticipation of the Blue Ocean Transaction, Montpelier cancelled its underwriting agreement with Blue Ocean Re (the “Underwriting Agreement”).  During the three months ended June 30, 2007, Blue Ocean Re incurred $2.3 million in total fees (consisting of underwriting and performance fees) related to the Underwriting Agreement. During the six months ended June 30, 2008 and 2007, Blue Ocean Re incurred $0.4 million and $6.6 million in total fees (consisting of underwriting and performance fees), respectively, related to the Underwriting Agreement.

8.  Shareholders’ Equity

The following table presents a roll-forward of the Company’s common shares outstanding:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Common shares outstanding - beginning of period	99,290,078	111,775,682
Common shares repurchased and retired	(5,921,644)	(939,039)
Common shares repurchased and held in treasury	(1,204,771)	—
Common shares retired under the Share Issuance Agreements (see Note 6)	—	(7,774,800)
Director Share Plan issuances	—	5,224

Common shares outstanding - end of period	92,163,663	103,067,067

The Company purchased 5,921,644 common shares at an average price of $16.38 per common share from January 1, 2008 to May 21, 2008.  These common shares were promptly retired.

On May 21, 2008, shareholders approved the adoption of the Company’s Second Amended and Restated Bye-laws (the “Amended Bye-laws”). The Amended Bye-laws incorporated various provisions of The Companies Amendment Act of 2006 which, among other things, enabled the Company to hold common shares in treasury.

The Company purchased a further 1,204,771 common shares at an average price of $15.55 per common share from May 22, 2008 to June 30, 2008.  These common shares were placed in treasury and are expected to be re-issued to employees and directors in satisfaction of certain existing and future share-based obligations. See Note 13.

On May 1, 2007, the Company repurchased 939,039 common shares and 7,172,375.5 outstanding warrants from White Mountains Insurance Group, Ltd. (“White Mountains”) for a total purchase price of $65.0 million.  The common shares and warrants repurchased from White Mountains were promptly retired. As a result of this transaction, the Company no longer has any warrants outstanding.

During the six months ended June 30, 2007, the Company issued 5,224 common shares resulting from the conversion of Director Share Units (“DSUs”) to common shares.

Dividends

During the three-month periods ended June 30, 2008 and 2007, the Company declared quarterly cash dividends of $0.075 per common share. During the six-month periods ended June 30, 2008 and 2007, the Company declared quarterly cash dividends totaling $0.15 per common share.  In addition, during the three months ended March 31, 2007, the Company paid quarterly cash dividends on outstanding warrants on the same basis as on common shares.

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

The Company, certain intermediate subsidiaries and reconciling items are collectively reported under the caption Corporate and Other.

During 2008, the Company revised its reportable operating segments as the insurance and reinsurance initiatives undertaken in 2007 have gained significance. Prior periods have been re-segmented to conform with the current presentation.

The following table summarizes Montpelier’s identifiable assets by segment as of the periods indicated:

	June 30, 2008	December 31, 2007
Montpelier Bermuda	$3,076.3	$3,169.0
Montpelier Syndicate 5151	93.9	21.4
MUSIC	74.6	72.8
Blue Ocean	11.1	240.4
Corporate and Other	12.9	21.6

Total assets	$3,268.8	$3,525.2

A summary of Montpelier’s statements of operations by segment for the three and six months ended June 30, 2008 follows:

Three Months Ended June 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$161.7	$30.1	$1.2	$—	$(5.3)	$187.7
Reinsurance premiums ceded	(33.8)	(5.3)	—	—	5.3	(33.8)
Net premiums written	127.9	24.8	1.2	—	—	153.9
Change in unearned premiums	(24.5)	(9.4)	(0.9)	0.1	—	(34.7)
Net premiums earned	103.4	15.4	0.3	0.1	—	119.2

Loss and LAE	(15.6)	(8.6)	(0.2)	—	—	(24.4)
Acquisition costs	(15.7)	(2.8)	(0.1)	—	—	(18.6)
General and administrative expenses	(11.2)	(8.1)	(0.5)	(0.2)	(5.8)	(25.8)
Underwriting income (loss)	60.9	(4.1)	(0.5)	(0.1)	(5.8)	50.4
Net investment income	20.9	—	0.6	0.3	0.1	21.9
Other revenue	0.2	—	—	—	—	0.2
Investment and foreign exchange gains (losses)	(20.0)	0.2	(0.6)	—	—	(20.4)
Net expense from derivative instruments	(2.3)	—	—	—	—	(2.3)
Interest and other financing expenses	(0.4)	(0.1)	—	—	(6.1)	(6.6)

Income (loss) before income taxes, extraordinary item and minority interest	$59.3	$(4.0)	$(0.5)	$0.2	$(11.8)	$43.2

Supplemental information concerning our U.S.-based and U.K.-based underwriting activities associated with Montpelier Syndicate 5151, follows:

Three Months Ended June 30, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$11.7	$18.4	$30.1
Reinsurance premiums ceded	—	(5.3)	(5.3)
Net premiums written	11.7	13.1	24.8
Change in unearned premiums	(6.5)	(2.9)	(9.4)
Net premiums earned	5.2	10.2	15.4

Loss and LAE	(4.2)	(4.4)	(8.6)
Acquisition costs	(1.3)	(1.5)	(2.8)
General and administrative expenses	(4.3)	(3.8)	(8.1)
Underwriting income (loss)	$(4.6)	$0.5	$(4.1)

Six Months Ended June 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$378.2	$70.1	$1.4	$0.1	$(5.3)	$444.5
Reinsurance premiums ceded	(66.0)	(7.8)	—	—	5.3	(68.5)
Net premiums written	312.2	62.3	1.4	0.1	—	376.0
Change in unearned premiums	(82.2)	(36.2)	(1.1)	3.0	—	(116.5)
Net premiums earned	230.0	26.1	0.3	3.1	—	259.5

Loss and LAE	(86.6)	(14.0)	(0.2)	—	—	(100.8)
Acquisition costs	(35.9)	(4.1)	(0.1)	(0.2)	—	(40.3)
General and administrative expenses	(23.3)	(15.8)	(2.0)	(0.7)	(11.8)	(53.6)
Underwriting income (loss)	84.2	(7.8)	(2.0)	2.2	(11.8)	64.8
Net investment income	43.8	0.1	1.1	1.2	0.2	46.4
Other revenue	0.6	—	—	—	—	0.6
Investment and foreign exchange gains (losses)	(51.2)	0.5	(0.7)	0.2	—	(51.2)
Net expense from derivative instruments	(1.4)	—	—	—	—	(1.4)
Interest and other financing expenses	(0.9)	(0.6)	—	(0.2)	(12.1)	(13.8)

Income (loss) before income taxes, extraordinary item and minority interest	$75.1	$(7.8)	$(1.6)	$3.4	$(23.7)	$45.4

Supplemental information concerning our U.S.-based and U.K.-based underwriting activities associated with Montpelier Syndicate 5151, follows:

Six Months Ended June 30, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$17.5	$52.6	$70.1
Reinsurance premiums ceded	—	(7.8)	(7.8)
Net premiums written	17.5	44.8	62.3
Change in unearned premiums	(9.5)	(26.7)	(36.2)
Net premiums earned	8.0	18.1	26.1

Loss and LAE	(6.4)	(7.6)	(14.0)
Acquisition costs	(1.6)	(2.5)	(4.1)
General and administrative expenses	(7.6)	(8.2)	(15.8)
Underwriting loss	$(7.6)	$(0.2)	$(7.8)

A summary of Montpelier’s statements of operations by segment for the three and six months ended June 30, 2007 follows:

Three Months Ended June 30, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$175.7	$—	$—	$12.5	$—	$188.2
Reinsurance premiums ceded	(21.6)	—	—	—	—	(21.6)
Net premiums written	154.1	—	—	12.5	—	166.6
Change in unearned premiums	(41.2)	—	—	3.7	—	(37.5)
Net premiums earned	112.9	—	—	16.2	—	129.1

Loss and LAE	(50.2)	—	—	—	—	(50.2)
Acquisition costs	(18.9)	—	—	(0.9)	—	(19.8)
General and administrative expenses	(15.4)	(0.6)	—	(2.6)	(1.8)	(20.4)
Underwriting income (loss)	28.4	(0.6)	—	12.7	(1.8)	38.7

Net investment income	29.0	—	—	5.0	0.4	34.4
Other revenue	0.6	—	—	—	—	0.6
Net investment and foreign currency losses	(3.5)	—	—	(0.3)	—	(3.8)
Net expense from derivative instruments	(1.8)	—	—	—	—	(1.8)
Interest and other financing expenses	(0.4)	—	—	(1.8)	(6.0)	(8.2)

Income (loss) before income taxes, extraordinary item and minority interest	$52.3	$(0.6)	$—	$15.6	$(7.4)	$59.9

Six Months Ended June 30, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$406.9	$—	$—	$42.3	$—	$449.2
Reinsurance premiums ceded	(93.3)	—	—	—	—	(93.3)
Net premiums written	313.6	—	—	42.3	—	355.9
Change in unearned premiums	(80.5)	—	—	(3.6)	—	(84.1)
Net premiums earned	233.1	—	—	38.7	—	271.8

Loss and LAE	(109.8)	—	—	—	—	(109.8)
Acquisition costs	(35.8)	—	—	(2.5)	—	(38.3)
General and administrative expenses	(26.7)	(0.6)	—	(7.1)	(1.4)	(35.8)
Underwriting income (loss)	60.8	(0.6)	—	29.1	(1.4)	87.9

Net investment income	55.2	—	—	11.8	0.5	67.5
Other revenue	1.2	—	—	—	—	1.2
Net investment and foreign currency gains	8.8	—	—	—	—	8.8
Net expense from derivative instruments	(2.8)	—	—	—	—	(2.8)
Interest and other financing expenses	(1.0)	—	—	(3.7)	(12.0)	(16.7)

Income (loss) before income taxes, extraordinary item and minority interest	$122.2	$(0.6)	$—	$37.2	$(12.8)	$145.9

The following tables set forth Montpelier’s gross premiums written and earned by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three Months Ended June 30,
	2008		2007
Line of Business

Property Catastrophe	$114.4	61%	$129.1	69%
Property Specialty	36.2	19	34.0	18
Other Specialty	35.9	19	25.1	13
Excess and Surplus	1.2	1	—	—

Total Gross Premiums Written	$187.7	100%	$188.2	100%

	Six Months Ended June 30,
	2008		2007
Line of Business

Property Catastrophe	$277.5	62%	$310.2	69%
Property Specialty	82.6	19	79.1	18
Other Specialty	83.0	19	59.9	13
Excess and Surplus	1.4	—	—	—

Total Gross Premiums Written	$444.5	100%	$449.2	100%

Net Premiums Earned by Line of Business

	Three Months Ended June 30,
	2008		2007
Line of Business

Property Catastrophe	$62.5	52%	$79.1	61%
Property Specialty	27.5	23	24.8	19
Other Specialty	28.9	24	25.2	20
Excess and Surplus	0.3	—	—	—

Total Net Premiums Earned	$119.2	100%	$129.1	100%

	Six Months Ended June 30,
	2008		2007
Line of Business

Property Catastrophe	$141.7	55%	$164.1	60%
Property Specialty	63.2	24	59.6	22
Other Specialty	54.3	21	48.1	18
Excess and Surplus	0.3	—	—	—

Total Net Premiums Earned	$259.5	100%	$271.8	100%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended June 30,
	2008		2007
Geographic Area

U.S. and Canada	$138.3	74%	$113.7	60%
Worldwide (1)	13.4	7	36.3	19
Western Europe, excluding the United Kingdom and Ireland	1.3	1	4.1	2
Worldwide, excluding U.S. and Canada (2)	10.0	5	2.4	1
United Kingdom and Ireland	4.1	2	3.6	2
Japan	14.7	8	15.5	8
Other	5.9	3	12.6	7

Total Gross Premiums Written	$187.7	100%	$188.2	100%

	Six Months Ended June 30,
	2008		2007
Geographic Area

U.S. and Canada	$222.9	50%	$228.7	51%
Worldwide (1)	79.6	18	86.7	19
Western Europe, excluding the United Kingdom and Ireland	51.0	11	46.1	10
Worldwide, excluding U.S. and Canada (2)	29.8	7	21.7	5
United Kingdom and Ireland	18.4	4	17.1	4
Japan	17.9	4	18.1	4
Other	24.9	6	30.8	7

Total Gross Premiums Written	$444.5	100%	$449.2	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Net Premiums Earned by Geographic Area of Risks Insured

	Three Months Ended June 30,
	2008		2007
Geographic Area

U.S. and Canada	$73.8	62%	$77.1	60%
Worldwide (1)	8.6	7	12.2	9
Western Europe, excluding the United Kingdom and Ireland	13.8	12	13.6	11
Worldwide, excluding U.S. and Canada (2)	9.4	8	9.0	7
United Kingdom and Ireland	6.4	5	5.6	4
Japan	4.8	4	5.4	4
Other	2.4	2	6.2	5

Total Net Premiums Earned	$119.2	100%	$129.1	100%

	Six Months Ended June 30,
	2008		2007
Geographic Area

U.S. and Canada	$131.2	50%	$159.5	59%
Worldwide (1)	47.2	18	30.4	11
Western Europe, excluding the United Kingdom and Ireland	30.8	12	27.1	10
Worldwide, excluding U.S. and Canada (2)	22.3	9	19.1	7
United Kingdom and Ireland	14.6	6	11.1	4
Japan	10.7	4	12.4	5
Other	2.7	1	12.2	4

Total Net Premiums Earned	$259.5	100%	$271.8	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

10.  Earnings Per Share

In calculating earnings per share, the Company’s Restricted Share Units (“RSUs”) are considered to be participating securities.  See Note 13.  For purposes of determining earnings per share for the periods presented, the Company’s earnings per share numerators are reduced by the portion of its current earnings allocated to unvested RSUs as well as dividends declared on outstanding warrants to acquire common shares.

The Company’s basic and diluted earnings per share calculations are based on the weighted average number of common shares outstanding, plus weighted average vested RSUs outstanding, less weighted average common shares issued under the Share Issuance Agreement (see Note 6).

The following table outlines the Company’s calculations of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings per share numerators:
Net income before extraordinary item	$43.1	$50.7	$43.4	$124.0
Excess of fair value of acquired net assets over cost - Blue Ocean	1.0	—	1.0	—
Net income	44.1	50.7	44.4	124.0
Less: dividends declared on outstanding warrants	—	—	—	(0.5)
Less: earnings allocated to unvested RSUs	(0.6)	(0.4)	(0.6)	(0.9)
Net income available to common shareholders	$43.5	$50.3	$43.8	$122.6

Earnings per share denominator (millions of shares):
Average common shares outstanding	93.0	106.0	94.6	108.9
Average common shares under share issuance agreement	(7.9)	(10.5)	(7.9)	(13.1)
Average vested RSUs	0.4	0.1	0.4	0.1
Earnings per share denominator	85.5	95.6	87.1	95.9

Basic earnings per share:
Net income before extraordinary item	$0.50	$0.53	$0.49	$1.28
Excess of fair value of acquired net assets over cost - Blue Ocean	0.01	—	0.01	—
Net income	$0.51	$0.53	$0.50	$1.28

Diluted earnings per share:
Net income before extraordinary item	$0.50	$0.53	$0.49	$1.28
Excess of fair value of acquired net assets over cost - Blue Ocean	0.01	—	0.01	—
Net income	$0.51	$0.53	$0.50	$1.28

11.  Commitments and Contingent Liabilities

Concentrations of Credit Risk

Financial instruments, which potentially subject Montpelier to concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables.

Montpelier’s investment portfolio is managed in a diversified manner with restrictions on the allowable holdings of a single issue or issuer. Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at June 30, 2008 and December 31, 2007.

As of June 30, 2008, Montpelier held U.S. government-sponsored enterprise debt securities with a fair value of $206.3 million.  These securities do not have the full and complete support of the U.S. government and, as such, Montpelier faces credit risk in respect of these holdings.  Montpelier’s U.S. government-sponsored enterprise securities held at June 30, 2008, included $84.5 million with the Federal National Mortgage Association, $74.5 million with the Federal Farm Credit Banks Funding Corporation, $31.5 million with the Federal Home Loan Banks, $9.5 million with the Federal Home Loan Mortgage Corporation and $6.3 million with the Federal Agricultural Mortgage Corporation.

Montpelier’s portfolio of corporate and structured investments, such as asset and mortgage-backed securities, are subject to individual and aggregate credit risk.  Montpelier monitors the credit quality of its fixed maturity investments with exposure to subprime and Alternative A markets as well as those fixed maturity investments that benefit from credit enhancements provided by third-party financial guarantors.

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

Investment Commitment

As of June 30, 2008, Montpelier had unfunded commitments to several private investment funds totaling $64.7 million.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. The net capital requirement, as of June 30, 2008, was £76.5 million which was fulfilled through a secured letter of credit facility of £74.0 million and through a cash contribution of £2.6 million made during the 2008 second quarter.  The cash contribution, currently valued at $5.3 million, is presented on the Company’s June 30, 2008 balance sheet as restricted cash.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”).  Under the Trust Funds’ deeds, those monies may only be used for the payment of claims and valid syndicate expenses.  When the underwriting year closes, normally after three years, any profit held within the Trust Funds for that underwriting year, including the investment income earned thereon, is distributed to the corporate member.  As of June 30, 2008, Syndicate 5151 held $14.6 million within the Trust Funds.

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

Holding Company Regulation. MUSIC and certain of our holding companies are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

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

Swiss Regulation

MEAG is subject to registration and supervision by the Swiss Federal Office of Private Insurance (“FOPI”) as an insurance intermediary.

13.  Share Based Compensation

The Montpelier Long-Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan. At the discretion of the Board’s Compensation and Nominating Committee (the “Committee”), incentive awards, the value of which is based on the Company’s common shares, may be made to plan participants. Currently, Montpelier’s share-based incentive awards under the LTIP consist of awards of performance shares and  RSUs.

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

The following table summarizes Montpelier’s performance share activity for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	325,000	$5.1	744,000	$1.7

New awards	—	—	—	—
Payments	—	—	—	—
Actual Forfeitures	—	—	(400,000)	—
Expense recognized	—	1.2	—	1.5
End of period	325,000	$6.3	344,000	$3.2

	Six Months Ended June 30,
	2008		2007
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	335,000	$4.9	572,000	$1.1

New awards	—	—	172,000	—
Payments	—	—	—	—
Actual forfeitures	(10,000)	(0.1)	(400,000)	—
Expense recognized	—	1.5	—	2.1
End of period	325,000	$6.3	344,000	$3.2

In April 2007, 400,000 performance shares shown as outstanding at January 1, 2007, which were issued for the 2005-2007 performance cycle, were cancelled without payment as there was no expected payout due to the adverse financial effects of the severe hurricanes that occurred during 2005.

The following table summarizes performance shares outstanding and the accrued performance share expense at June 30, 2008, for each performance cycle:

	Target Performance Shares Outstanding	Accrued Expense
Performance Cycle

2006-2008	161,000	$3.9
2007-2009	164,000	2.4
Total at June 30, 2008	325,000	$6.3

If all of the outstanding performance shares were immediately vested at June 30, 2008, the total additional compensation cost to be recognized would have been $3.2 million based on current accrual factors (share price and payout assumptions).

RSUs

RSUs are phantom restricted shares which vest in equal tranches over three, four or five year periods (depending on the individual award), subject to the recipient maintaining a continuous relationship with Montpelier, as either an employee or a director, through the applicable vesting date.  RSUs are payable in common shares at the end of the RSU term.  Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.

Historically, the Company’s RSU awards were typically made as inducement or retention awards, or to reward outstanding individual performance.  For 2008 and future periods, RSU awards constitute the key component of Montpelier’s ongoing long-term incentive awards with the amount of the award being tied directly to an eligible employee’s actual bonus. For 2008, such awards will be determined based on a sliding scale centered around a target ROE for the year of 11.2%, assuming a standardized investment return.

The following table outlines Montpelier’s RSU activity for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,789,328	$17.0	898,332	$9.3

New awards	114,960	1.6	30,000	0.5
Change in assumptions, including expected forfeitures	—	(3.0)	—	—
Payments	—	—	—	—
Actual forfeitures	(3,000)	—	(27,000)	—
Expense recognized	—	(1.9)	—	(1.8)
End of period	1,901,288	$13.7	901,332	$8.0

	Six Months Ended June 30,
	2008		2007
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,109,083	$7.3	456,000	$3.0

New awards	806,538	14.2	481,000	8.5
Change in assumptions, including expected forfeitures	—	(3.0)	—	—
Payments	—	—	—	—
Actual forfeitures	(14,333)	—	(35,668)	—
Expense recognized	—	(4.8)	—	(3.5)
End of period	1,901,288	$13.7	901,332	$8.0

Of the 806,538 RSUs shown as granted during the six months ended June 30, 2008, 594,538 represent RSUs expected to be awarded for the 2008 to 2011 cycle. The actual number of RSUs to be awarded for this cycle will not be formally determined until the first quarter of 2009, as they will be based on the Company’s actual results for 2008.  Therefore, the actual number of RSUs to be awarded for the 2008 to 2011 cycle may be more or less than 594,538.

During the second quarter of 2008, the Company awarded each of its non-management directors 5,000 RSUs.  The awards made to the directors, which constitute 50,000 RSUs in total, vest ratably over a four year period based on continuous service.

In determining the initial grant date fair value of RSUs, a 5% to 8% discount to the then market value of the shares is applied as sale restrictions may remain after RSUs are vested, depending on the term of the award.  In addition, the Company assumes a 3% to 9% forfeiture rate.  Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

During the second quarter of 2008, the Company revised certain key assumptions associated with its outstanding RSU awards resulting in a decrease in the unamortized grant date fair value of such awards of $3.0 million.

As of June 30, 2008, 413,167 of the total outstanding RSUs were vested.  Vested RSUs remain outstanding until the completion of the full service period of the RSU award and, under certain circumstances, remain subject to forfeiture.

The following table summarizes RSUs outstanding and the unamortized grant date fair value of such RSUs at June 30, 2008, for each award period:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Three year RSU awards granted in 2006	379,833	$0.4
Three year RSU awards granted in 2007	495,167	2.2
Five year RSU awards granted in 2007	219,750	2.0
Four year RSU awards granted in 2008	644,538	7.2
Five year RSU awards granted in 2008	162,000	1.9
Total at June 30, 2008	1,901,288	$13.7

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $5.2 million during the balance of 2008.  In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $5.0 million, $2.3 million, $1.0 and $0.2 million during 2009, 2010, 2011 and 2012, respectively.

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

As of June 30, 2008 and December 31, 2007, the Company’s liability for outstanding DSUs was $0.5 million and $0.4 million, respectively.

Note 14.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, including the U.S.  The Company, Montpelier Re and Blue Ocean Re intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be viewed as being engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S., for U.S. federal income tax purposes there can be no assurance that the Internal Revenue Service will not contend, perhaps successfully, that the Company, Montpelier Re or Blue Ocean Re is engaged in a trade or business in the U.S.  In that event, the Company, Montpelier Re or Blue Ocean Re would be subject to U.S. income tax, as well as a branch profits tax, on income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

Bermuda

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean and Blue Ocean Re, have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United States

The Company’s newly established U.S. domiciled subsidiaries are subject to U.S. Federal income tax.  During the three and six month periods ended June 30, 2008, these subsidiaries incurred a $3.3 million and a $7.3 million net operating loss, respectively.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established a $4.4 million U.S. deferred tax valuation allowance at June 30, 2008, of which $2.6 million was recorded during the six months ended June 30, 2008.  This net operating loss may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

In addition to U.S. Federal income tax, the Company’s U.S.-based operations are subject to state and local income taxes.  During the three and six months ended June 30, 2008, such state and local income taxes totaled $0.1 million.

United Kingdom

The Company’s newly established U.K. domiciled subsidiaries are subject to U.K. income taxes.  During the three and six month periods ended June 30, 2008, these subsidiaries incurred a $0.1 million and a $0.8 million net operating loss, respectively.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established a $1.1 million U.K. deferred tax valuation allowance at June 30, 2008, of which $0.3 million was recorded during the six months ended June 30, 2008.  This net operating loss may generally be carried forward to offset future U.K. income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes which, for each of the periods presented, were de minimis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2008 and 2007, and our financial condition as of June 30, 2008.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Overview

Summary Financial Results

We ended the second quarter of 2008 with a fully converted tangible book value per share of $18.19, an increase of 3.1% for the past three months and 2.9% for the past six months, inclusive of dividends. The modest increase in fully converted book value per share during the 2008 quarter and year-to-date periods resulted from solid operating results being muted by net realized and unrealized investment losses.

Our comprehensive income for the second quarter of 2008 was $44.2 million and our GAAP combined ratio was 57.7%, compared to comprehensive net income of $51.5 million and a GAAP combined ratio of 70.0% for the comparable 2007 period.

Our underwriting results for the second quarter of 2008 included a $15.0 million incurred but not reported (“IBNR”) net loss for various U.S. weather events, including crop losses, and a $6.0 million net loss from a single risk claim.  The 2008 net losses were offset by $27.8 million of prior year favorable loss development.  Our underwriting results for the second quarter of 2007 included a net loss reserve of $30.5 million relating to U.K. and Australian floods.  The 2007 net losses were offset by $19.6 million of prior year favorable loss development.

Our investment results for the second quarter of 2008 included $16.5 million of net realized and unrealized investment losses, compared to $5.2 million of net realized and unrealized investment losses for the comparable 2007 period. The net investment losses recorded in the second quarter of 2008 were comprised of $17.2 million in net losses from fixed maturities, $1.6 million in net losses from equity securities and $2.3 million in net gains from other investments.  The net investment losses recorded in the second quarter of 2007 were comprised of $16.1 million in net losses from fixed maturities and $10.9 million in net gains from equity securities.

Our comprehensive income for the first six months of 2008 was $42.4 million and our GAAP combined ratio was 75.0%, compared to comprehensive net income of $124.1 million and a GAAP combined ratio of 67.7% for the first six months of 2007.

Our underwriting results for the first six months of 2008 included the significant net losses incurred during the 2008 second quarter, as described above, in addition to net losses of $14.4 million from European windstorm Emma and $42.8 million from four significant individual risk net losses.  The 2008 net losses were offset by $48.8 million in year-to-date prior year favorable loss development.  Our underwriting results for the first six months of 2007 included the significant net losses incurred during the 2007 second quarter, as described above, in addition to a net loss of $35.0 million from European windstorm Kyrill. The 2007 net losses were offset by $27.7 million in year-to-date prior year favorable loss development.

Our investment results for the first six months of 2008 included $56.2 million of net realized and unrealized investment losses, compared to $10.1 million of net realized and unrealized investment gains during the comparable 2007 period. The net investment losses recorded in the first six months of 2008 were comprised of $31.3 million net losses from fixed maturities, $16.5 million net losses from equity securities and $8.4 million in net losses from other investments.  The net investment gains recorded in the first six months of 2007 were comprised of $8.5 million net losses from fixed maturities and $18.6 million in net gains from equity securities.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share:

	June 30, 2008	March 31, 2008	Dec. 31, 2007	June 30, 2007
Book value per share numerators (millions of dollars):

[A] Common Shareholders’ Equity	$1,571.7	$1,569.5	$1,653.1	$1,540.6
Intangible asset (1)	(4.8)	(4.8)	(4.8)	—
[B] Common Shareholders’ Equity, as adjusted	$1,566.9	$1,564.7	$1,648.3	$1540.6

Book value per share denominators (thousands of shares):

Common shares outstanding	92,164	94,505	99,290	103,067
Common shares subject to the Share Issuance Agreement (2)	(7,920)	(7,920)	(7,920)	(7,920)
[C] Book value per share denominator	84,244	86,585	91,370	95,147

Common share obligations under benefit plans	1,901	1,789	1,109	920
[D] Fully converted book value per share denominator	86,145	88,374	92,479	96,067

Book value per share [A] / [C]	$18.66	$18.13	$18.09	$16.19
Fully converted book value per share [A] / [D]	18.24	17.76	17.88	16.04
Fully converted tangible book value per share [B] / [D]	18.19	17.71	17.82	16.04

Change in fully converted tangible book value per share: (3)
From December 31, 2007	2.9%
From March 31, 2008	3.1%
From June 30, 2007	15.4%

(1)    Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)    Under the terms of the Share Issuance Agreement, 7,920,000 common shares currently remain issued and outstanding. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that would otherwise result from the issuance of such shares, we do not consider these shares outstanding for the purposes of this computation.

(3)    Computed as the internal rate of return derived from the change in fully converted tangible book value per share, as adjusted for dividends declared.

We believe that the computations of our fully converted tangible book value per share and our change in fully converted tangible book value per share, as adjusted for dividends, are measurements which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Outlook and Trends

Pricing in most insurance and reinsurance markets is generally cyclical in nature.  During 2007, pricing in virtually all insurance and reinsurance markets declined due to increasing competition from the private sector and, for catastrophe prone business, the impact of event-linked securities and certain governmental initiatives that occurred or were anticipated to occur.  This trend has continued into 2008.

The most significant price decline in 2007 was related to writings of collateralized property catastrophe retrocessional business which, from January 1, 2006 to June 30, 2007, was predominantly written by Blue Ocean Re. This was the first segment to show significant rate increases following the 2005 catastrophes and, likewise, its pricing has deteriorated most rapidly.  As a result, in the second half of 2007, Blue Ocean Re wrote no new business and is not expected to write any new business during 2008.

We assign a price index percentage to business which we renew. This index represents an internal subjective measure which takes into account both changes in pricing and terms and conditions which we observe.  This index does not reflect deteriorating pricing or terms of business we decline to renew.

During the first quarter of 2008, we observed an average renewal price index across our portfolio of minus 10%, with the U.S. market being slightly more competitive than other regions at an average of minus 11% versus an average of minus 9% for international accounts. Direct and facultative property business continued to be the single class showing the largest rate decline with an average decrease of 18%.  We also observed strong incumbent market retention within existing positions on desirable programs, which means that the Montpelier Bermuda segment was able to maintain and/or expand positions with its long-term target client base.  We also observed that aggregate demand was static at best, but more likely decreasing in most catastrophe markets.

During the second quarter of 2008, we observed an average renewal price index of minus 9% in Property Catastrophe lines, 11% in Property Specialty lines, and 12% in Other Specialty lines.  The decline in Other Specialty lines includes a 15% decline in direct and facultative property business, the single class showing the largest rate decrease.

Looking ahead to future periods, it remains difficult to predict the amount of annual premiums we will write.  However, gross premiums written during the three and six months ended June 30, 2008 were down about one percent, as compared to the same periods in 2007, as new writings within our Montpelier Syndicate 5151 and MUSIC segments largely offset the impact of rate reductions, non-renewals for pricing reasons, business attrition due to larger ceding company retentions and the run-off of Blue Ocean.  Absent any major changes in market conditions, we currently expect a similar pattern for the full year 2008.

New Initiatives

Syndicate 5151

During the second half of 2007, we commenced the operations of Syndicate 5151 and our Lloyd’s Coverholders, MUI and MEAG.  Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and a limited amount of specialty casualty classes sourced from the London, U.S. and European markets. Stamp capacity for 2007 was £47 million, but was increased to £143 million in 2008. Stamp capacity is the measure of the amount of premium a syndicate is authorized to write by Lloyd’s.

Syndicate 5151 wrote $30.1 million and $70.1 million of gross premium during the three and six month periods ending June 30, 2008, respectively.

MUSIC

In November 2007, we acquired MUSIC, an Oklahoma-domiciled stock property and casualty insurance corporation.  MUSIC is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 37 additional states.  At the time the acquisition was completed, MUSIC had no employees or in force premium. MUSIC underwrites smaller commercial property and casualty risks that do not conform to normal underwriting patterns for standard lines.

MUSIC wrote $1.2 million and $1.4 million of gross premium during the three and six month periods ending June 30, 2008, respectively.

Impact of New Initiatives on General and Administrative Expenses

Although Syndicate 5151 and MUSIC accounted for nearly 16% of our year-to-date 2008 consolidated gross written premiums, due to the timing of the commencement of these operations they are just beginning to have a significant impact on our consolidated net premiums earned.  During 2007 and the first half of 2008 we began, and have continued, the process of building an infrastructure to support these activities.  As a result, our quarterly fixed general and administrative expenses have increased significantly over levels experienced prior to 2007 but are expected to level out for the remainder of the year.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary modeling tool), third-party vendor models, underwriting judgment, and our own reinsurance purchases.

Our three-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis.  We seek to refine and improve our risk management process over time. The following discussion should be read in conjunction with Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, in particular the specific risk factor appearing on page 28 entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We track gross reinsurance treaty contract limits which we deem exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of June 30, 2008, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Event / Resulting Market Loss	Our Average Market Share
U.S. Hurricane / $50 billion	0.7%
U.S. Earthquake / $50 billion	0.5%
Europe Windstorm / $20 billion	1.5%

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

Consolidated Results of Operations

Our consolidated financial results for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Gross premiums written	$187.7	$188.2	$444.5	$449.2
Reinsurance premiums ceded	(33.8)	(21.6)	(68.5)	(93.3)
Net premiums written	153.9	166.6	376.0	355.9
Change in net unearned premiums	(34.7)	(37.5)	(116.5)	(84.1)
Net premiums earned	119.2	129.1	259.5	271.8

Net investment income	21.9	34.4	46.4	67.5
Net realized and unrealized investment gains (losses)	(16.5)	(5.2)	(56.2)	10.1
Net foreign exchange gains (losses)	(3.9)	1.4	5.0	(1.3)
Net expense from derivative instruments	(2.3)	(1.8)	(1.4)	(2.8)
Other revenue	0.2	0.6	0.6	1.2
Total revenues	118.6	158.5	253.9	346.5

Underwriting expenses:
Loss and LAE — current year losses	52.2	69.8	149.6	137.5
Loss and LAE — prior year losses	(27.8)	(19.6)	(48.8)	(27.7)
Acquisition costs	18.6	19.8	40.3	38.3
General and administrative expenses	25.8	20.4	53.6	35.8
Non-underwriting expenses:
Interest and other financing expenses	6.6	8.2	13.8	16.7
Total expenses	75.4	98.6	208.5	200.6

Income before extraordinary item, minority interest expense and income taxes	43.2	59.9	45.4	145.9

Income tax provision	(0.1)	—	(0.1)	—
Income before extraordinary item and minority interest expense	43.1	59.9	45.3	145.9

Excess of fair value of acquired net assets over cost - Blue Ocean	1.0	—	1.0	—
Minority interest expense — Blue Ocean	—	(9.2)	(1.9)	(21.9)
Net income	44.1	50.7	44.4	124.0

Other comprehensive income items	0.1	0.8	(2.0)	0.1
Comprehensive income	$44.2	$51.5	$42.4	$124.1

Loss and LAE ratio	20.5%	38.8%	38.8%	40.4%
Acquisition expense ratio	15.6%	15.4%	15.5%	14.1%
General and administrative expense ratio	21.6%	15.8%	20.7%	13.2%

GAAP combined ratio	57.7%	70.0%	75.0%	67.7%

I. Review of Underwriting Results - by Segment

We operate through four business segments, Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean. The Montpelier Bermuda segment includes the operations of Montpelier Re and MMSL, the Montpelier Syndicate 5151 segment includes the operations of MCL, Syndicate 5151, MUSL, MEAG and MUI, the MUSIC segment includes the operations of MUSIC and the Blue Ocean segment includes the operations of Blue Ocean and Blue Ocean Re.  The Company, certain intermediate subsidiaries and reconciling items are collectively reported under the caption Corporate and Other.

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Gross premiums written	$161.7	$175.7	$378.2	$406.9
Reinsurance premiums ceded	(33.8)	(21.6)	(66.0)	(93.3)
Net premiums written	127.9	154.1	312.2	313.6
Change in unearned premiums	(24.5)	(41.2)	(82.2)	(80.5)
Net premiums earned	103.4	112.9	230.0	233.1

Loss and LAE – current year losses	(43.7)	(69.8)	(135.3)	(137.5)
Loss and LAE – prior year losses	28.1	19.6	48.7	27.7
Acquisition costs	(15.7)	(18.9)	(35.9)	(35.8)
General and administrative expenses	(11.2)	(15.4)	(23.3)	(26.7)

Underwriting income	$60.9	$28.4	$84.2	$60.8

Gross and Net Premiums Written

The following tables summarize gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended June 30,
($ in millions)	2008		2007

Property Catastrophe	$110.3	68%	$116.6	67%
Property Specialty	21.1	13	34.0	19
Other Specialty	25.0	16	25.1	14
Inter-segment reinsurance (1)	5.3	3	—	—

Gross premiums written	161.7	100%	175.7	100%
Reinsurance premiums ceded	(33.8)		(21.6)
Net premiums written	$127.9		$154.1

	Six Months Ended June 30,
($ in millions)	2008		2007

Property Catastrophe	$250.7	66%	$267.9	66%
Property Specialty	63.2	17	79.1	19
Other Specialty	59.0	16	59.9	15
Inter-segment reinsurance (1)	5.3	1	—	—

Gross premiums written	378.2	100%	406.9	100%
Reinsurance premiums ceded	(66.0)		(93.3)
Net premiums written	$312.2		$313.6

(1) Represents an inter-segment reinsurance cover with Montpelier Syndicate 5151.  This intercompany arrangement is eliminated in consolidation.

During the three and six months ended June 30, 2008, the volume of gross premiums written within our Montpelier Bermuda segment decreased by approximately 8% and 7%, as compared to the same periods in 2007, respectively.

Property Catastrophe premiums written during the three and six months ended June 30, 2008 decreased by 5% and 6%, respectively, over the comparable 2007 periods.  During the second quarter of 2008 we expanded our Property Catastrophe book of business in Florida, which masked declines from the full impact of rate decreases experienced in that line of business.  In addition, a small amount of Property Catastrophe premium that would have otherwise been written within this segment was written within our Montpelier Syndicate 5151 segment, particularly during the first quarter of 2008.

Property Specialty premiums written during the three and six month ended June 30, 2008 decreased by 38% and 20%, respectively, over the comparable 2007 periods.  These decreases, which were largely concentrated within our direct and facultative lines within Property Specialty, were mainly due to the impact of significant rate reductions experienced during the periods as well as non-renewals due to inadequate terms and pricing.  In addition, during the 2008 second quarter, we recorded a modest amount of downward premium adjustments on several proportional treaties within Property Specialty.

Other Specialty premiums written during the three and six months ended June 30, 2008 were flat versus the comparable 2007 periods.

Reinstatement premiums (reversals) included in gross premiums written were $(4.7) million and $0.8 million during the three months ended June 30, 2008 and 2007, respectively, and $(0.7) million and $3.8 million during the six months ended June 30, 2008 and 2007, respectively.  The reinstatement reversals recognized during the 2008 periods were the result of prior year favorable loss development. The significant reinstatement premiums recognized during the first six months of 2007 related primarily to European windstorm Kyrill.

Looking ahead to future periods, it remains difficult to predict the amount of gross premiums we will write. However, based on current market conditions, we expect premium volumes to continue to fall during the remainder of the year within the Montpelier Bermuda segment.

In the normal course of business, Montpelier Bermuda purchases reinsurance in order to manage its exposures.  As a result, the amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

All of Montpelier Bermuda’s reinsurance purchases to-date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that we have already incurred but have not paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. Montpelier Bermuda also purchases industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

During the three months ended June 30, 2008, the volume of net premiums written within our Montpelier Bermuda segment decreased by approximately 17%, as compared to the same period in 2007.  This decrease is mainly the result of significant reinsurance purchases being deferred until the 2008 second quarter whereas, in 2007, Montpelier Bermuda completed the bulk of its reinsurance purchases during the first quarter.  During the six months ended June 30, 2008, the volume of net premiums written within the Montpelier Bermuda segment remained essentially flat, as compared to the same period in 2007.

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

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during the three months ended June 30, 2008 were $103.4 million, versus $112.9 million for the comparable 2007 period.  Net premiums earned decreased during the 2008 second quarter, as compared to the 2007 second quarter, mainly due to a decrease in net premiums written.  In addition, as previously mentioned, during the 2008 second quarter, we recorded a modest amount of downward premium adjustments on several proportional treaties.  Net premiums earned within Montpelier Bermuda during the six months ended June 30, 2008 were $230.0 million, versus $233.1 million for the comparable 2007 period, mainly due to net premiums written during the period being essentially flat.

Loss and LAE

The following tables summarize Montpelier Bermuda’s net loss and LAE for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Loss and LAE - current year	$43.6	$69.8	$135.3	$137.5
Loss and LAE - prior year	(28.0)	(19.6)	(48.7)	(27.7)

Net Loss and LAE	$15.6	$50.2	$86.6	$109.8
Net Loss and LAE ratio	15.1%	44.5%	37.7%	47.1%

	Three Months Ended June 30,		Six Months Ended June 30,
Current Year Loss Ratios by Line	2008	2007	2008	2007

Property Catastrophe	23.1%	60.9%	24.1%	62.7%
Property Specialty	52.6%	67.7%	124.4%	50.0%
Other Specialty	77.5%	58.3%	73.6%	60.5%

Three Months Ended June 30, 2008 and 2007

Net loss and LAE relating to current year losses were $43.6 million and $69.8 million for the three months ended June 30, 2008 and 2007, respectively.  The majority of the decrease from 2007 to 2008 can be explained by the occurrence of a few significant loss events.  During the second quarter of 2008, we incurred net losses of $15.0 million from U.S. weather events, including crop losses, and $6.0 million from a single risk claim.  During the second quarter of 2007, we incurred a loss of $30.5 million relating to U.K. and Australian floods.

Net favorable loss and LAE development relating to prior year losses was $28.0 million and $19.6 million for the three months ended June 30, 2008 and 2007, respectively.  A significant portion of the favorable development recognized in the second quarter of 2008 related to 2004 and 2005 hurricane and 2007 U.K. flood losses, as projected ultimate losses related to those events decreased from our prior estimates.  In addition, during the second quarter of 2008 we received an $8.0 million subrogation recovery from a claim previously paid.  A significant portion of the favorable development recognized in the second quarter of 2007 related to our direct and facultative book of business as claims emergence was found to be lower than previously expected.

Reinsurance recoveries (payments) of $3.1 million and $(0.8) million were included in Montpelier Bermuda’s loss and LAE for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 and 2007

Net loss and LAE relating to current year losses were $135.3 million and $137.5 million for the six months ended June 30, 2008 and 2007, respectively.  During the first six months of 2008, significant net losses included the losses incurred during the 2008 second quarter, as previously described, in addition to losses of $14.4 million from European windstorm Emma and $42.8 million from four significant individual risk net losses. During the six months of 2007, significant net losses included the losses incurred during the 2007 second quarter, as previously described, in addition to a $35.0 million net loss from European windstorm Kyrill.

Net favorable loss and LAE development relating to prior year losses were $48.7 million and $27.7 million for the six months ended June 30, 2008 and 2007, respectively. The favorable development recognized during the first six months of 2008 included the development recorded in the 2008 second quarter, as previously described, as well as additional favorable development related to 2004 and 2005 hurricanes and 2007 U.K. floods losses recognized during the 2008 first quarter.  In addition, during the first quarter of 2008, we recorded $4.9 million of unfavorable development, primarily as a result of an increase in claims emergence on certain individual risk losses.  The favorable development recognized during the first six months of 2007 included the development recorded during the 2007 second quarter, as previously described, as well as additional  favorable development related to our direct and facultative book of business recognized during the 2007 first quarter.

Reinsurance recoveries of $16.6 million and $6.0 million were included in Montpelier Bermuda’s loss and LAE for the six months ended June 30, 2008 and 2007, respectively.

The following tables present information regarding Montpelier Bermuda’s gross and net unpaid loss and LAE reserves, by line of business, for the six months ended June 30, 2008:

Gross Loss and Loss Adjustment Expense Reserves

(Millions)	Gross Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Gross Losses Paid During 2008	Estimated Ultimate Losses During 2008	Gross Reserves at June 30, 2008

Property Catastrophe	$294.6	$(36.7)	$(74.3)	$30.7	$214.3
Property Specialty	259.4	(5.3)	(51.4)	86.5	289.2
Other Specialty	285.8	(8.4)	(23.9)	37.1	290.6
Total	$839.8	$(50.4)	$(149.6)	$154.3	$794.1

(Millions)	Gross IBNR at June 30, 2008	Gross Case Reserves at June 30, 2008	Gross Reserves at June 30, 2008

Property Catastrophe	$114.0	$100.3	$214.3
Property Specialty	109.2	180.0	289.2
Other Specialty	201.3	89.3	290.6
Total	$424.5	$369.6	$794.1

As of June 30, 2008, Montpelier Bermuda’s gross IBNR reserves represented 53% of its total gross reserves.  As of December 31, 2007, Montpelier Bermuda’s gross IBNR reserves represented 53% of its total gross reserves.

Net Loss and Loss Adjustment Expense Reserves

(Millions)	Net Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Net Losses Paid During 2008	Estimated Ultimate Losses During 2008	Net Reserves at June 30, 2008

Property Catastrophe	$236.1	$(32.5)	$(58.2)	$30.7	$176.1
Property Specialty	195.2	(8.8)	(28.5)	70.8	228.7
Other Specialty	272.7	(7.4)	(23.8)	33.8	275.3
Total	$704.0	$(48.7)	$(110.5)	$135.3	$680.1

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Acquisition costs	$15.7	$18.9	$35.9	$35.8
General and administrative expenses	11.2	15.4	23.3	26.7

Expense ratio	26.0%	30.3%	25.7%	26.9%
Expense ratio (excluding profit commission)	25.3%	27.7%	24.6%	25.1%

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

The decline in acquisition costs during the three and six months ended June 30, 2008, as compared to the same periods in 2007, is mainly due to a shift of the Montpelier Bermuda book of business away from quota share business towards excess of loss business, which has resulted in lower acquisition costs.

Profit commissions totaled $0.7 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively, and totaled $2.6 million and $4.3 million for the six months ended June 30, 2008 and 2007, respectively.  Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as our estimates of loss and LAE fluctuate. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commission is expensed based on the estimated results of the subject contract.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Fixed expenses	$9.4	$11.3	$19.9	$21.4
Incentive compensation	1.8	4.1	3.4	5.3

General and administrative expenses	$11.2	$15.4	$23.3	$26.7

The decrease in fixed expenses during the 2008 periods, as compared to the 2007 periods, is primarily the result of a reduction in the marketing efforts of MMSL and lower intercompany allocations of information technology and risk modeling expenses to the Montpelier Bermuda segment, as our new operations gain significance and begin to bear a greater proportion of such costs.

The significant decrease in incentive compensation during the 2008 periods, as compared to the 2007 periods, is primarily the result of: (i) a decrease in performance share expense due mainly to a lower share price in the 2008 periods versus 2007; (ii) lower overall RSU expense in 2008 due to the timing of Montpelier Bermuda’s outstanding awards (RSU awards are more aggressively amortized in the early stages of the award); (iii) changes in assumptions made during the 2008 second quarter, including expected forfeitures, associated with outstanding RSUs; and (iv) annual bonus expense being accrued at a lesser payout target through June 30, 2008 than was the case at June 30, 2007, due to weaker results achieved.

MONTPELIER SYNDICATE 5151

Our underwriting results at Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Gross premiums written	$30.1	$—	$70.1	$—
Reinsurance premiums ceded	(5.3)	—	(7.8)	—
Net premiums written	24.8	—	62.3	—
Change in unearned premiums	(9.4)	—	(36.2)	—
Net premiums earned	15.4	—	26.1	—

Loss and LAE – current year losses	(8.3)	—	(14.1)	—
Loss and LAE – prior year losses	(0.3)	—	0.1	—
Acquisition costs	(2.8)	—	(4.1)	—
General and administrative expenses	(8.1)	(0.6)	(15.8)	(0.6)
Underwriting loss	$(4.1)	$(0.6)	$(7.8)	$(0.6)

Gross and Net Premiums Written

The following tables summarize gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended June 30,
($ in millions)	2008		2007

Property Catastrophe	$4.1	14%	$—	—%
Property Specialty	15.0	50	—	—
Other Specialty	11	36	—	—

Gross Premiums Written	30.1	100%	—	—%

Reinsurance ceded including inter-segment reinsurance (1)	(5.3)		—
Net Premiums Written	$24.8		$—

	Six Months Ended June 30,
($ in millions)	2008		2007

Property Catastrophe	$26.7	38%	$—	—%
Property Specialty	19.3	28	—	—
Other Specialty	24.1	34	—	—

Gross Premiums Written	70.1	100%	—	—%

Reinsurance ceded including inter-segment reinsurance (1)	(7.8)		—
Net Premiums Written	$62.3		$—

(1)    Includes an inter-segment reinsurance cover with Montpelier Bermuda. This intercompany arrangement is eliminated in consolidation.

During the three months ended June 30, 2008, Montpelier Syndicate 5151 wrote $30.1 million of gross premium, of which its U.S.-based underwriters produced $11.7 million, and its U.K.-based underwriters produced $18.4 million.  The majority of premium written by its U.K.-based underwriters was within Property Specialty and the majority of premium written by its U.S.-based underwriters was within Other Specialty.  During the second quarter of 2008, Syndicate 5151’s gross premiums written within Property Catastrophe fell from 56% of total premiums written at March 31, 2008 to 14% of total premiums written at June 30, 2008, for the reasons described below.

During the six  months ended June 30, 2008, Montpelier Syndicate 5151 wrote $70.1 million of gross premium of which its U.S.-based underwriters produced $17.5 million and its U.K.-based underwriters produced $52.6 million.  A significant amount of premium written was within Property Catastrophe, with the majority of such writings representing premium relating to worldwide risks that would have otherwise been written within our Montpelier Bermuda and Blue Ocean segments. The shift in Property Catastrophe writings from Montpelier Bermuda to Montpelier Syndicate 5151 was undertaken in order to bring that business closer to its local market.

In the normal course of its business, Montpelier Syndicate 5151 purchases reinsurance in order to manage its exposures.  As a result, the amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

All of Montpelier Syndicate 5151’s reinsurance purchases to-date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that it has already incurred but has not paid.

Various factors will continue to affect this segment’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during the three and six months ended June 30, 2008 were $15.4 million and $26.1 million, respectively.  Net premiums earned are a function of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s net loss and LAE for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Loss and LAE - current year	$8.3	$—	$14.1	$—
Loss and LAE - prior year	0.3	—	(0.1)	—

Total Loss and LAE	$8.6	$—	$14.0	$—

Total Loss and LAE ratio	55.8%	—%	53.6%	—%

	Three Months Ended June 30,		Six Months Ended June 30,
Current Year Loss Ratios by Line	2008	2007	2008	2007

Property Catastrophe	10.3%	—%	17.5%	—%
Property Specialty	71.7%	—%	77.4%	—%
Other Specialty	88.0%	—%	85.9%	—%

Net loss and LAE relating to current year losses were $8.3 million for the three months ended June 30, 2008.  During the second quarter of 2008, we recorded $0.3 million of unfavorable loss development within this segment relating to prior year losses. Net loss and LAE of $4.2 million related to current year losses for business underwritten by our U.S.-based underwriters whereas $4.1 million of net loss and LAE related to current year losses for business underwritten by our U.K.-based underwriters.

Net loss and LAE relating to current year losses were $14.1 million for the six months ended June 30, 2008.  During the first six months of 2008, we recorded $0.1 million of favorable loss development within this segment relating to prior year losses. Net loss and LAE of $6.5 million related to current year losses for business underwritten by our U.S. underwriters whereas $7.6 million related to current year losses for business underwritten by our U.K. underwriters.

The following tables present information regarding Montpelier Syndicate 5151’s gross and net unpaid loss and LAE reserves, by line of business, for the six months ended June 30, 2008:

Gross Loss and Loss Adjustment Expense Reserves

(Millions)	Gross Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Gross Losses Paid During 2008	Estimated Ultimate Losses During 2008	Gross Reserves at June 30, 2008

Property Catastrophe	$0.5	$(0.2)	$—	$2.0	$2.3
Property Specialty	2.1	—	(0.6)	4.8	6.3
Other Specialty	1.6	0.1	(0.1)	7.3	8.9
Total	$4.2	$(0.1)	$(0.7)	$14.1	$17.5

(Millions)	Gross IBNR at June 30, 2008	Gross Case Reserves at June 30, 2008	Gross Reserves at June 30, 2008

Property Catastrophe	$2.1	$—	$2.1
Property Specialty	4.8	1.9	6.7
Other Specialty	8.0	0.7	8.7
Total	$14.9	$2.6	$17.5

Net Loss and Loss Adjustment Expense Reserves

(Millions)	Net Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Net Losses Paid During 2008	Estimated Ultimate Losses During 2008	Net Reserves at June 30, 2008

Property Catastrophe	$0.5	$(0.2)	$—	$2.0	$2.3
Property Specialty	2.1	—	(0.6)	4.8	6.3
Other Specialty	1.6	0.1	(0.1)	7.3	8.9
Total	$4.2	$(0.1)	$(0.7)	$14.1	$17.5

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Acquisition costs	$2.8	$—	$4.1	$—
General and administrative expenses	8.1	0.6	15.8	0.6

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

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Fixed expenses	$6.8	$0.5	$12.8	$0.5
Incentive compensation	1.3	0.1	3.0	0.1

General and administrative expenses	$8.1	$0.6	$15.8	$0.6

Fixed expenses incurred during the three months ended June 30, 2008 include Lloyd’s fees of $0.9 million and Spectrum management fees of $0.6  million.  Fixed expenses incurred during the six months ended June 30, 2008 include Lloyd’s fees of $1.9 million and Spectrum management fees of $1.3  million.  The remaining fixed costs incurred were generated from Montpelier Syndicate 5151’s underwriting and Coverholder operations located in the U.S., U.K. and Switzerland, as well as from intercompany allocations of information technology and risk modeling expenses.

Fixed expenses incurred during the three months ended June 30, 2007 represented start-up costs.

Incentive compensation represents annual bonus and RSU accruals for Montpelier Syndicate 5151 employees.  During the second quarter of 2008, Montpelier Syndicate 5151 recognized less incentive compensation expense than that of the prior 2008 quarter due to changes in assumptions, including expected forfeitures, associated with its outstanding RSUs.

MUSIC

Our underwriting results at MUSIC for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Gross premiums written	$1.2	$—	$1.4	$—
Reinsurance premiums ceded	—	—	—	—
Net premiums written	1.2	—	1.4	—
Change in unearned premiums	(0.9)	—	(1.1)	—
Net premiums earned	0.3	—	0.3	—

Loss and LAE – current year losses	(0.2)	—	(0.2)	—
Loss and LAE – prior year losses	—	—	—	—
Acquisition costs	(0.1)	—	(0.1)	—
General and administrative expenses	(0.5)	—	(2.0)	—
Underwriting loss	$(0.5)	$—	$(2.0)	$—

MUSIC wrote $1.2 million and $1.4 million of direct premium during the three and six months ended June 30, 2008, only a small percentage of which was earned during the periods.  Loss and LAE and acquisition costs, which were in line with earned premium, were de minimis. MUSIC’s underwriting loss of $0.5 million and $2.0 million for the three and six months ended June 30, 2008, respectively, resulted from fixed general and administrative costs associated with establishing MUSIC’s underwriting and operational platform.

BLUE OCEAN

Our underwriting results at Blue Ocean for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Gross premiums written	$—	$12.5	$0.1	$42.3
Reinsurance premiums ceded	—	—	—	—
Net premiums written	—	12.5	0.1	42.3
Change in unearned premiums	0.1	3.7	3.0	(3.6)
Net premiums earned	0.1	16.2	3.1	38.7

Loss and LAE – current year losses	—	—	—	—
Loss and LAE – prior year losses	—	—	—	—
Acquisition costs	—	(0.9)	(0.2)	(2.5)
General and administrative expenses	(0.2)	(2.6)	(0.7)	(7.1)
Underwriting income (loss)	$(0.1)	$12.7	$2.2	$29.1

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

On June 5, 2008, we acquired all of the outstanding common shares of Blue Ocean.  See Note 1.

Blue Ocean did not incur any losses during the periods presented.

CORPORATE AND OTHER

Corporate and Other collectively represents the Company, certain intermediate subsidiaries and reconciling items. The underwriting results of Corporate and Other principally reflect general and administrative expenses in support of Montpelier’s various operating companies.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Fixed expenses	$3.5	$1.6	$7.1	$4.4
Incentive compensation	2.3	2.5	5.1	3.6
Management services	—	(2.3)	(0.4)	(6.6)

General and administrative expenses	$5.8	$1.8	$11.8	$1.4

The significant increase in fixed expenses during the 2008 periods, as compared to the 2007 periods, is largely the result of an increase in salaries and benefits, which totaled of $1.9 million and $1.2 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $3.7 million and $2.1 million for the six months ended June 30, 2008 and June 30, 2007, respectively.  Within the past several months, the Company has hired additional finance, risk management and legal personnel in support of its new insurance and reinsurance initiatives and has promoted certain corporate officers in connection with its 2008 succession planning actions. Other fixed expenses include director fees, corporate insurance, legal fees and fees associated with being a publicly traded company.

The decrease in incentive compensation during the second quarter of 2008, versus the comparable 2007 period, is primarily due to changes in assumptions, including expected forfeitures, associated with outstanding RSUs. The significant increase in incentive compensation during the first six months of  2008, versus the comparable 2007 period, is primarily the result of the hiring of additional personnel and recent promotions as described above.

Management services principally represent underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees from Blue Ocean.  The decrease in fees earned from the 2007 periods to the 2008 periods is due to Blue Ocean ceasing its reinsurance writings during the second half of 2007.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our net investment income and total investment return for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Investment income	$23.6	$36.2	$49.9	$71.2
Investment expenses	(1.7)	(1.8)	(3.5)	(3.7)
Net investment income	21.9	34.4	46.4	67.5

Net realized and unrealized investment gains (losses)	(16.5)	(5.2)	(56.2)	10.1
Net foreign exchange gains (losses) on investments	(1.3)	1.9	4.7	2.4
Net income from derivative instruments carried as other investments	0.7	1.2	4.2	3.1
Change in the fair value of Symetra	—	0.8	(2.1)	0.1
Total investment return ($)	$4.8	$33.1	$(3.0)	$83.2

Weighted average investment portfolio value, including cash	$2,572.2	$3,010.0	$2,685.4	$3,053.8
Total return on investments (%)	0.2%	1.1%	(0.1)%	2.7%

Our total investment return for the three and six months ended June 30, 2008 was significantly lower than that of the comparable periods of 2007, due primarily to a reduction in net investment income and sizable net realized and unrealized losses experienced during the 2008 periods.

The decreases in net investment income from the 2007 periods to the 2008 periods resulted from a repositioning of our fixed maturity portfolio towards cash and cash equivalents, which, as a result of sharp decreases in short-term interest rates, generated significantly less investment income during the 2008 periods versus the 2007 periods.

Realized and unrealized net investment losses recorded in the second quarter of 2008 were comprised of $17.2 million in net losses from fixed maturities, $1.6 million in net losses from equity securities and $2.3 million in net gains from other investments.  Realized and unrealized net investment losses recorded in the second quarter of 2007 were comprised of $16.1 million in net losses from fixed maturities and $10.9 million in net gains from equity securities.  Realized and unrealized net investment losses recorded in the first six months of 2008 were comprised of $31.3 million net losses from fixed maturities, $16.5 million net losses from equity securities and $8.4 million in net losses from other investments.  Realized and unrealized net investment gains recorded in the first six months of 2007 were comprised of $8.5 million net losses from fixed maturities and $18.6 million in net gains from equity securities.

The sizable net realized and unrealized losses experienced during the first six months of 2008 within our fixed maturity portfolio, namely our mortgage and asset-backed securities, corporate bonds and government-sponsored enterprise securities, were largely the result of widening credit spreads between the yields on those securities versus that of U.S. treasuries.  As of June 30, 2008, our fixed maturity portfolio also contained certain securities with exposure to the sub-prime mortgage market and the Alternative-A mortgage market which collectively totaled $33.5 million.  All of these securities are currently rated AAA and had an associated cost of $34.8 million at June 30, 2008.

The net realized and unrealized losses we experienced within our equity portfolio during the second quarter of 2008 and the first six months of 2008 were largely consistent with the decline of the overall U.S. equity market.

The net realized and unrealized losses experienced during the first six months of 2008 within our other investments were the result of decreases in the value of our alternative investments, primarily our recent investments in distressed mortgage obligations.

We experienced a $1.3 million loss and a $1.9 million gain on foreign exchange from our investment portfolio during the three months ended June 30, 2008 and 2007, respectively.  We experienced gains of $4.7 million and $2.4 million on foreign exchange from our investment portfolio during the six months ended June 30, 2008 and 2007, respectively.

During the three months ended June 30, 2008 and 2007, we recognized $0.7 million and $1.2 million of investment income from our derivative instruments carried as other investments, respectively. During the six months ended June 30, 2008 and 2007, we recognized $4.2 million and $3.1 million of investment income from such instruments, respectively.

During the first six months of 2008, we recorded a $2.1 million unrealized loss from our investment in Symetra and, during the comparable 2007 period, we recorded a $0.1 million unrealized gain from Symetra.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) during the three months ended June 30, 2008 and 2007, were $(3.9) million and $1.4 million, respectively.  Net foreign exchange gains (losses) during the six months ended June 30, 2008 and 2007, were $5.0 million and $(1.3) million, respectively. Our net foreign exchange gains and losses arise from the effects of fluctuations in exchange rates relating to our investments, premiums receivable and loss reserves that are denominated in foreign currencies. The foreign exchange gains (losses) during the periods presented are primarily due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact.

Our investments, premiums receivable and loss reserves denominated in currencies other than the U.S. dollar are exposed to foreign currency risk as fluctuations in exchange rates may affect our financial results in the future.  As a result, from time to time, we have entered into foreign currency exchange agreements as described in Note 6.

Net Expense From Derivative Instruments

Net expense from derivative instruments during the three months ended June 30, 2008 and 2007, was $2.3 million and $1.8 million, respectively.  Net expense from derivative instruments during the six months ended June 30, 2008 and 2007, was $1.4 million and $2.8 million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms and fees earned by Montpelier as sub-advisor to the Pioneer Diversified High Income Trust (the “Pioneer Fund”). The following table summarizes our other revenue for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Interest on funds advanced	$0.1	$0.6	$0.4	$1.2
Pioneer Fund sub-advisor fees	0.1	—	0.2	—

Other revenue	$0.2	$0.6	$0.6	$1.2

Montpelier began serving as sub-advisor to the Pioneer Fund, a publicly traded closed-end fund offering investors exposure to event-linked bonds known as catastrophe bonds, as well as other fixed income instruments, during the second half of 2007.  Montpelier is not an investor in the Pioneer Fund.

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007

Interest expense - Senior Notes	$3.9	$3.9	$7.7	$7.7
Interest expense - Junior Subordinated Debt Securities	2.1	2.1	4.3	4.3
Interest expense - Blue Ocean Debt	—	1.4	0.5	2.8
Letter of credit fees and other financing expenses	0.6	0.8	1.3	1.9

Total interest and other financing expenses	$6.6	$8.2	$13.8	$16.7

Our interest and other financing expenses were lower during the three and six months ended June 30, 2008, as compared to the comparable 2007 periods, due primarily to the repayment of the Blue Ocean Debt and the cancellation of Blue Ocean’s letter of credit facility, both of which occurred in January 2008.

Income Taxes

Our newly established U.S. domiciled subsidiaries are subject to U.S. Federal income tax.  During the three and six month periods ended June 30, 2008, these subsidiaries incurred a $3.3 million and a $7.3 million net operating loss, respectively.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we have established a $4.4 million U.S. deferred tax valuation allowance at June 30, 2008, of which $2.6 million was recorded during the six months ended June 30, 2008.  This net operating loss may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

In addition to U.S. Federal income tax,  our U.S.-based operations are subject to state and local income taxes.  During the three and six months ended June 30, 2008, such state and local income taxes totaled $0.1 million.

Our newly established U.K. domiciled subsidiaries are subject to U.K. income taxes.  During the three and six month periods ended June 30, 2008, these subsidiaries incurred a $0.1 million and a $0.8 million net operating loss, respectively.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we have established a $1.1 million U.K. deferred tax valuation allowance at June 30, 2008, of which $0.3 million was recorded during the six months ended June 30, 2008.  This net operating loss may generally be carried forward to offset future U.K. income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes which, for each of the periods presented, were de minimis.

Minority Interest Expense

Our minority interest expense for the three months ended June 30, 2007 of $9.2 million and our minority interest expense for the six months ended June 30, 2008 and 2007 of $1.9 million and $21.9 million, respectively, represents the portion of Blue Ocean’s net income attributable to its minority shareholders.  In light of the Blue Ocean Transaction, we incurred no minority interest expense for the three months ended June 30, 2008.

Extraordinary Gain

On June 5, 2008, we acquired all the outstanding capital shares of Blue Ocean from its minority shareholders for $30.5 million in cash.  This transaction resulted in an extraordinary gain of $1.0 million representing the excess of fair value of acquired net assets over our cost.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies significantly on dividends and distributions from its subsidiaries to fund its operating expenses, interest on debt, dividends to shareholders and repurchases of common shares. There are restrictions on the payment of dividends and distributions to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $0.075 per common share per quarter. Any future determination to pay dividends to our shareholders will be at the discretion of our Board of Directors and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of loss and LAE, acquisition costs, operating expenses, investment purchases, dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities.  As of June 30, 2008, our cash, cash equivalents and fixed maturities totaling $2,163.7 million had an average credit quality of AA+ and an average duration of 1.5 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

Since the Company’s inception, we have been able to meet all of our cash obligations.  We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of June 30, 2008 and December 31, 2007:

	June 30,	Dec. 31,
(Millions)	2008	2007

Senior Notes	$249.4	$249.3
Junior Subordinated Debt	103.1	103.1
Blue Ocean Debt	—	75.0
Total Debt	352.5	427.4

Minority Interest - Blue Ocean	—	88.7
Common Shareholders’ Equity	1,571.7	1,653.1

Total Capital	$1,924.2	$2,169.2

Our common shareholders’ equity at June 30, 2008 was $1,571.7 million, which is net of an accumulated retained deficit of $12.1 million. Our total capital decreased by $245.0 million from December 31, 2007, as we experienced  comprehensive net income of $42.4 million, we repurchased $115.7 million of our common shares, we declared $12.9 million in dividends to our common shareholders, we repaid the Blue Ocean Debt, we paid dividends and made capital distributions to Blue Ocean’s minority shareholders and we purchased Blue Ocean’s minority interest.

Forward Sale Agreements and Share Issuance Agreement

We have entered into the Forward Sale Agreements under which we agreed to sell (subject to our right to cash settlement or net share settlement) common shares to a third-party for cash.  In addition, we have also entered into the Share Issuance Agreement with a third-party. See Note 6 for detailed information concerning these agreements.

Letter of Credit Facilities

In the normal course of business, Montpelier Re and  MCL maintain letter of credit facilities and provide letters of credit to third-parties.  See Note 5 for detailed information concerning these facilities.

Regulation

Our holding company and insurance and reinsurance operations are subject to regulation by several governing entities in many jurisdictions.  See Note 12 for detailed information concerning Montpelier’s regulatory requirements.

Ratings

Montpelier Re is currently rated “A-” by A.M. Best (Excellent, with a stable outlook), “A-” by Standard & Poor’s (Strong, with a stable outlook), “Baa1” by Moody’s Investors Services (Adequate, with a stable outlook) and “A-” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A-” is the fourth highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings, “Baa1” is the eighth highest of twenty-one Moody’s Investors Services financial strength ratings and “A-” is the seventh highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

A downgrade of Montpelier Re’s A.M. Best financial strength rating below B++ would constitute an event of default under our secured operational letter of credit facilities.  A downgrade of Montpelier Re by A.M. Best or Standard & Poor’s could trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with us. Either of these events could reduce our financial flexibility.

Syndicate 5151

Syndicate 5151, as is the case with all Lloyd’s syndicates, benefits from Lloyd’s central resources, including the Lloyd’s brand, its network of global licences and the Lloyd’s Central Fund. The Lloyd’s Central Fund is available at the discretion of the Council of Lloyd’s to meet any valid claim that cannot be met by the resources of any member. As all Lloyd’s policies are ultimately backed by this common security, the Lloyd’s single market rating can be applied to all syndicates, including Syndicate 5151, equally.  Lloyd’s is currently rated “A’ by A.M. Best (Excellent, with a stable outlook), “A+” by Standard & Poor’s  (Strong, with a stable outlook) and “A+” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A+” is the fifth highest of twenty-one Standard & Poor’s financial strength ratings and “A+” is the fifth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

In June 2008, Standard & Poor’s assigned Syndicate 5151 an interactive Lloyd’s Syndicate Assessment (“LSA”) of “3-” (average dependency, with a stable outlook).  A syndicate assigned an LSA of “5” is considered to have a very low dependency on Lloyds’ single market rating and is viewed as possessing strong business continuity characteristics.  A syndicate assigned an LSA of “1” indicates a very high dependency on Lloyds’ single market rating and is viewed as possessing weak business continuity characteristics.

MUSIC

MUSIC is currently rated “A-” by A.M. Best (Excellent, with a stable outlook).

Off-Balance Sheet Arrangements

As of June 30, 2008, we had entered into several derivative transactions as described in Note 6.  The ILW Swap, the CAT Bond Protection, the Foreign Exchange Contracts, the ILW Contract and the Forward Sale Agreements and the Share Issuance Agreement each constitute off-balance sheet arrangements.

Excluding the Company’s off-balance sheet derivative transactions outlined above, we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our investors.

Cash Flows

For the six months ended June 30, 2008

Our cash flows provided from operations totaled $67.4 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $111.2 million.

Our cash flows provided from investing activities totaled $442.3 million, resulting from the following:

•                  we received $473.9 million from net sales and maturities of fixed maturities,

•                  we made $142.0 of net purchases of equity securities and other investments, of which $71.5 million represented the purchase of CAT Bonds from our former CAT Bond Facility,

•                  we had $120.6 million in net dispositions of securities lending collateral,

•                  we paid $30.5 million to Blue Ocean’s minority shareholders pursuant to the Blue Ocean Transaction,

•                  we had a $30.2 million reduction in our restricted cash,

•                  we purchased $9.9 million of capitalized assets.

Our cash flows used for financing activities totaled $386.8 million, resulting from the following:

•                  we paid $14.5 million in dividends to our common shareholders and repurchased $116.5 million of our common shares,

                              •      we repaid the Blue Ocean Debt, made $38.1 million in cash distributions to Blue Ocean’s minority common shareholders and paid $21.0 million in dividends and redemptions to Blue Ocean’s minority preferred shareholders,

•                  we had a $121.7 million net reduction in securities lending payable.

For the six months ended June 30, 2007

Our cash flows used for operating activities totaled $5.3 million which resulted primarily from net paid losses of $206.1 million exceeding premiums received, net of acquisition costs.

Our cash flows provided from investing activities totaled $381.1 million, resulting from the following:

•                  we received $267.0 million from net sales and maturities of fixed maturities,

•                  we received $8.6 million from net sales of equity securities and other investments,

•                  we had $143.8 million in net dispositions of securities lending collateral,

•                  we had a $36.8 million increase in our restricted cash,

•                  we purchased $1.5 million of capitalized assets.

Our cash flows used for financing activities totaled $405.5 million which resulted from the following:

•                  we paid $15.1 million in dividends to our common shareholders and warrant holders and repurchased common shares and warrants from White Mountains for $65.0 million,

•                  we paid $135.2 million in cash distributions to Blue Ocean’s minority common shareholders and paid $46.4 million in dividends and redemptions to Blue Ocean’s minority preferred shareholders,

•                  we had a $143.8 million net reduction in securities lending payable.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at June 30, 2008, ($ in millions):

Rating / Type	Fair Value at June 30, 2008

U.S. Government and agencies (AAA)	$538.8
AAA	562.3
AA	112.0
A	192.3
BBB	116.5
below BBB	9.6
not rated (primarily participation in bank loans)	55.0

Total fixed maturities	$1,586.5

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

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the six months ended June 30, 2008.  Our best estimate for gross loss and LAE reserves at June 30, 2008 was $828.2 million and our best estimate for net unpaid loss and LAE reserves at June 30, 2008 was $697.8 million.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of June 30, 2008, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $69.8 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense, income taxes or certain corporate expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2007 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2008, there were no material changes in our market risks as described in our 2007  Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2008, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We believe that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable.  In addition, we intend to seek relief from MPCL for our attorney’s fees, interest costs and bad faith damages.  In the circumstances, we believe that the results of the arbitration will not have a materially adverse effect on our financial condition, results of operations or cash flows.

The substantive hearings in the arbitration are expected to commence during the third quarter of 2008.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s purchases of its common shares during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

April 1, 2008 to April 30, 2008	1,136,880	$16.57	1,136,880

May 1, 2008 to May 31, 2008	—	—	—

June 1, 2008 to June 30, 2008	1,204,771	$15.55	1,204,771
Total	2,341,651	$16.05	2,341,651	$120,574,043

(a)          On February 26, 2008, we announced that our Board of Directors authorized the purchase of up to $200.0 million of our common shares from time-to-time.  Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with this authorization.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual General Meeting of Shareholders (the 2008 Annual Meeting”) was held on May 21, 2008.  The following summarizes each of the 2008 Annual Meeting proposals and the voting results thereon:

I. Proposal for Election of Class C Directors

The Company’s Bye-laws provide for a classified board of directors, divided into three classes of approximately equal size. At the 2008 Annual Meeting, shareholders fixed the number of directors at thirteen and elected five directors to Class C, who shall serve until the Company’s 2011 Annual General Meeting or their earlier resignation.

Nominee	Votes For	Votes Withheld

Clement S. Dwyer, Jr.	86,767,264	892,114
Candace L. Straight	86,756,456	902,922
J. Roderick Heller III	86,756,346	903,032
Ian M. Winchester	86,772,126	887,252
Christopher L. Harris	86,713,876	945,502

II. Proposal Regarding Election of Designated Company Directors for Montpelier Re

Bye-law 85 of the Company provides that the board of directors for Montpelier Re  shall consist of persons who first have been appointed as designated company directors by a resolution at the Annual General Meeting of Shareholders. The Company’s board of directors must then vote all common shares of Montpelier Re to elect such designated company directors as Montpelier Re directors. At the 2008 Annual Meeting, shareholders elected four nominees as designated company directors who will serve as Montpelier Re directors until the 2009 Annual General Meeting or their earlier resignation from the board.

Nominee	Votes For	Votes Withheld

Anthony Taylor	86,741,080	918,298
Thomas G.S. Busher	86,752,745	906,633
Christopher L. Harris	86,774,642	884,736
David S. Sinnott	86,747,781	911,597

III. Proposal Regarding Adoption of the Montpelier Re Holdings Ltd. Second Amended and Restated Bye-Laws

Shareholders voted to adopt the Montpelier Re Holdings Ltd.  Second Amended and Restated Bye-Laws, which went into effect from the conclusion of the 2008 Annual Meeting.

Votes For	Votes Against	Abstain

86,802,441	683,572	173,365

IV. Proposal Regarding Appointment of an Independent Auditor

Shareholders voted to approve the appointment of PricewaterhouseCoopers as the Company’s Independent Auditor for 2008, and have authorized the Company’s board of directors, acting by the Company’s Audit Committee, to set their remuneration.

Votes For	Votes Against	Abstain

87,363,480	193,686	102,212

Item 5.           Other Information

(a)        None.

(b)       None.

Item 6.           Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

3.1	Second Amended and Restated Bye-Laws (*).

10.1

Letter Agreement, dated as of April 1, 2008, between Kernan V. Oberting and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2008).

10.2

Consulting Agreement, dated as of April 1, 2008, between KVO Capital Management, LLC and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 2, 2008).

10.3

Investment Management Agreement, dated as of April 1, 2008 between KVO Capital Management, LLC and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 2, 2008).

10.4

Compromise Agreement among Nicholas Newman-Young and Montpelier Marketing Services Limited dated April 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2008).

10.5	Service Agreement among Thomas G.S. Busher and Montpelier Re Holdings Ltd. dated April 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2008).

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (*).

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (*).

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350 (*).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

		Name:	Michael S. Paquette

		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 7, 2008