Form 10-Q
period 2008-09-30
MONTPELIER RE HOLDINGS LTD
filed 2008-11-06
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐   No ☒

As of November 6, 2008, the Registrant had 91,491,059 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2008	2007
Assets
Fixed maturity investments, at fair value (amortized cost: $1,555.6 and $2,044.3)	$1,520.9	$2,061.5
Equity securities, at fair value (cost: $283.9 and $184.4)	258.6	220.2
Other investments (cost: $205.0 and $76.4)	195.5	77.7
Total investments	1,975.0	2,359.4
Cash and cash equivalents	572.0	453.2
Restricted cash	7.8	35.5
Securities lending collateral	—	192.0
Reinsurance recoverable on unpaid losses	128.1	152.5
Reinsurance recoverable on paid losses	34.4	16.8
Premiums receivable	234.8	160.5
Unearned premium ceded	42.5	21.1
Deferred acquisition costs	38.8	27.7
Accrued investment income	13.0	19.4
Unsettled sales of investments	12.1	56.0
Other assets	39.3	31.1
Total Assets	$3,097.8	$3,525.2

Liabilities
Loss and loss adjustment expense reserves	$931.6	$860.7
Debt	352.5	427.4
Securities lending payable	—	193.4
Unearned premium	277.6	187.4
Insurance and reinsurance balances payable	34.4	40.7
Unsettled purchases of investments	54.9	23.8
Accounts payable, accrued expenses and other liabilities	33.3	50.0
Total Liabilities	1,684.3	1,783.4

Commitments and contingent liabilities (see Note 11)

Minority interest
Blue Ocean - preferred equity	—	20.6
Blue Ocean - common equity	—	68.1
Total Minority Interest	—	88.7

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued 93,368,434 and 99,290,078 shares	0.2	0.2
Additional paid-in capital	1,602.2	1,694.3
Treasury shares at cost; 1,877,375 and 0 shares	(28.7)	—
Retained deficit	(160.6)	(43.6)
Accumulated other comprehensive income	0.4	2.2
Total Common Shareholders’ Equity	1,413.5	1,653.1
Total Liabilities, Minority Interest and Common Shareholders’ Equity	$3,097.8	$3,525.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of U.S. dollars, except per share and per warrant amounts)	2008	2007	2008	2007
Revenues
Gross premiums written	$103.0	$128.3	$547.5	$577.5
Reinsurance premiums ceded	(11.3)	(9.7)	(79.8)	(103.0)
Net premiums written	91.7	118.6	467.7	474.5
Change in net unearned premiums	42.5	19.8	(74.0)	(64.3)
Net premiums earned	134.2	138.4	393.7	410.2
Net investment income	21.4	31.9	67.8	99.4
Net realized and unrealized investment gains (losses)	(80.1)	14.0	(136.3)	24.1
Net foreign exchange gains (losses)	(7.7)	6.9	(2.7)	5.6
Net income (expense) from derivative instruments	(3.0)	3.3	(4.4)	0.5
Other revenue	0.2	0.5	0.8	1.7
Total revenues	65.0	195.0	318.9	541.5

Expenses
Underwriting expenses:
Loss and loss adjustment expenses	161.1	37.1	261.9	146.9
Acquisition costs	22.0	20.0	62.3	58.3
General and administrative expenses	17.7	23.0	71.3	58.8
Non-underwriting expenses:
Interest and other financing expenses	6.4	8.6	20.2	25.3
Total expenses	207.2	88.7	415.7	289.3

Income (loss) before income taxes, extraordinary item and minority interest	(142.2)	106.3	(96.8)	252.2
Income tax provision	—	(0.1)	(0.1)	(0.1)

Income (loss) before extraordinary item and minority interest	(142.2)	106.2	(96.9)	252.1
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	1.0	—
Minority interest expense - Blue Ocean	—	(4.9)	(1.9)	(26.8)
Net income (loss)	(142.2)	101.3	(97.8)	225.3
Change in foreign currency translation	(0.2)	—	(0.1)	—
Change in fair value of Symetra (see Note 4)	0.4	0.7	(1.7)	0.8
Comprehensive income (loss)	$(142.0)	$102.0	$(99.6)	$226.1

Basic earnings (loss) per share	$(1.69)	$1.06	$(1.13)	$2.33
Diluted earnings (loss) per share	(1.69)	1.06	(1.13)	2.33

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225
Dividends declared per warrant	—	—	—	0.075

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008 and 2007

Unaudited

	Total
	common		Additional			Accum. other
	shareholders’	Common	paid-in	Treasury	Retained	comprehensive
(In millions of U.S. dollars)	equity	shares	capital	shares	deficit	income
Balances at January 1, 2008	$1,653.1	$0.2	$1,694.3	$—	$(43.6)	$2.2

Net loss	(97.8)	—	—	—	(97.8)	—
Common shares repurchased	(125.7)	—	(97.0)	(28.7)	—	—
Other comprehensive income, after tax	(1.8)	—	—	—	—	(1.8)
Amortization of Restricted Share Units	4.9	—	4.9	—	—	—
Dividends declared on common shares	(19.2)	—	—	—	(19.2)	—

Balances at September 30, 2008	$1,413.5	$0.2	$1,602.2	$(28.7)	$(160.6)	$0.4

	Total
	common		Additional			Accum. other
	shareholders’	Common	paid-in	Treasury	Retained	comprehensive
	equity	shares	capital	shares	deficit	income
Balances at January 1, 2007	$1,492.9	$0.2	$1,819.2	$—	$(376.0)	$49.5

Cumulative effect adjustment to the adoption of FAS 157 and 159	—	—	—	—	45.5	(45.5)
Net income	225.3	—	—	—	225.3	—
Other comprehensive income, after tax	0.8	—	—	—	—	0.8
Director Share Plan amendment	(0.6)	—	(0.6)	—	—	—
Amortization of Restricted Share Units and Director Share Plan Units	6.0	—	6.0	—	—	—
Common shares and warrants repurchased	(72.3)	—	(72.3)	—	—	—
Dividends declared on common shares	(21.6)	—	—	—	(21.6)	—
Dividends declared on warrants	(0.5)	—	—	—	(0.5)	—

Balances at September 30, 2007	$1,630.0	$0.2	$1,752.3	$—	$(127.3)	$4.8

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(In millions of U.S. dollars)	2008	2007
Cash flows from operations:
Net income (loss)	$(97.8)	$225.3
Charges (credits) to reconcile net income to net cash used for operations:
Excess of fair value of net assets acquired over cost - Blue Ocean	(1.0)	—
Net realized and unrealized investment losses (gains)	136.3	(24.1)
Minority interest expense - Blue Ocean	1.9	26.8
Amortization and depreciation	(2.7)	(2.7)
Net change (excluding foreign exchange rate changes) in:
Loss and loss adjustment expense reserves	73.6	(183.4)
Reinsurance recoverable on paid and unpaid losses	6.8	40.6
Unearned premium	96.3	71.3
Insurance and reinsurance balances payable	(5.9)	(13.5)
Unearned premium ceded	(21.8)	(7.1)
Deferred acquisition costs	(12.2)	(7.5)
Premiums receivable	(78.2)	(47.1)
Accounts payable, accrued expenses and other liabilities	(10.7)	(7.5)
Other	24.3	(2.7)
Net cash provided from operations	108.9	68.4

Cash flows from investing activities:
Purchases of fixed maturity investments	(1,149.5)	(1,159.5)
Purchases of equity securities	(277.2)	(48.5)
Purchases of other investments	(143.6)	(17.5)
Sales, maturities, calls and pay downs of fixed maturity investments	1,684.3	1,386.6
Sales and maturities of equity securities	194.3	46.3
Sales of other investments	6.5	—
Net disposition of securities lending collateral	193.4	179.0
Cash payment made in termination of securities lending program	(1.0)	—
Net change in restricted cash	27.2	27.9
Purchase of Blue Ocean minority interest	(30.5)	—
Net acquisitions of capitalized assets	(12.6)	(2.7)
Net cash provided from investing activities	491.3	411.6

Cash flows from financing activities:
Repayment of debt	(75.0)	—
Repurchases of the Company’s common shares and warrants	(129.8)	(72.3)
Dividends paid to holders of the Company’s common shares and warrants	(21.5)	(22.7)
Dividends and distributions paid to Blue Ocean’s minority common shareholders	(38.1)	(135.2)
Dividends paid to and repurchases from Blue Ocean’s minority preferred shareholders	(21.0)	(46.5)
Net reduction in securities lending payable	(193.4)	(179.0)
Net cash used for financing activities	(478.8)	(455.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.6)	0.8

Net increase in cash and cash equivalents during the period	118.8	25.1
Cash and cash equivalents - beginning of period	453.2	313.1
Cash and cash equivalents - end of period	$572.0	$338.2

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

The Company’s principal wholly-owned operating subsidiary, Montpelier Reinsurance Ltd. (“Montpelier Re”), is a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities while utilizing proprietary risk pricing, capital allocation models and catastrophe modeling software.  The Company provides marketing services to Montpelier Re through its wholly-owned subsidiary, Montpelier Marketing Services Limited (“MMSL”), a U.K. company based in London.

On July 1, 2007, Montpelier commenced the operations of its Lloyd’s of London (“Lloyd’s”) syndicate known as Montpelier Syndicate 5151 (“Syndicate 5151”). Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and a limited amount of specialty casualty classes sourced from the London, U.S. and European markets.  Montpelier Capital Limited (“MCL”), a wholly-owned subsidiary of the Company, serves as Syndicate 5151’s sole corporate member.  Syndicate 5151 is currently managed by Spectrum Syndicate Management Limited (“Spectrum”), a third-party Lloyd’s Managing Agent based in London.  Effective January 1, 2009, Syndicate 5151 will be managed by the Company’s newly-formed and wholly-owned Lloyd’s Managing Agent, Montpelier Underwriting Agencies Limited (“MUA”), which is also based in London.  Syndicate 5151 also accepts business from the Company’s wholly-owned U.S. managing general agent, Montpelier Underwriting Inc. (“MUI”) and its wholly-owned Swiss subsidiary, Montpelier Europa AG (“MEAG”). MUI and MEAG are Lloyd’s Coverholders, meaning that they are authorized to enter into contracts of insurance and/or issue insurance documentation on behalf of Syndicate 5151.  MEAG, whose focus is on markets in Continental Europe and the Middle East, also provides marketing services to Syndicate 5151 and supports Montpelier’s existing regional marketing effort with respect to certain established lines of business.

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

The Company provides insurance, accounting, finance, risk management, advisory and information technology services to its affiliates through its wholly-owned U.S. subsidiary, Montpelier Technical Resources Ltd. (“MTR”).  The Company provides underwriting support services to its affiliates in the U.K. and Switzerland through its wholly-owned U.K. subsidiary, Montpelier Underwriting Services Limited (“MUSL”).  Prior to the Blue Ocean Transaction, the Company provided Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services and received fees for such services.

The Company currently operates through four reportable business segments consisting of Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean. See Note 9.

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

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUA, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations.

Currency	Opening Rate January 1, 2008	Closing Rate June 30, 2008	Closing Rate September 30, 2008
British Pound (GBP)	1.9843	1.9923	1.7806
Swiss Franc (CHF)	0.8827	1.0211	0.8912

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

Investments and Cash

Investments are recorded on a trade date basis.  The fair value of the investment portfolio is determined based on bid prices (as opposed to ask prices) which are not adjusted for transaction costs.  Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized. Realized gains and losses generally result from the sale of securities. Unrealized gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the reporting date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as a realized loss.

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

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash at September 30, 2008 consisted of $4.8 million of funds at Lloyd’s required as security to support Syndicate 5151’s underwriting business and $3.0 million of collateral supporting open short sale investment positions.  Restricted cash at December 31, 2007 consisted of $35.5 million of funds used to collateralize Blue Ocean Re’s trust funds.

Montpelier’s letter of credit facilities are secured by investments and cash. See Note 5.

In August 2008, Montpelier terminated its securities lending program.  Prior to the termination, Montpelier lent certain of its fixed maturity investments to other institutions for short periods of time through a lending agent.  Montpelier received a fee from the borrower for the temporary use of its securities. Montpelier had $189.3 million in securities on loan at December 31, 2007.

Montpelier maintained control over the securities it lent, retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit was required at a rate of 102% of the market value of the loaned securities and was monitored and maintained by the lending agent.

Montpelier reinvested some or all of the collateral received from the borrower in an attempt to achieve a greater investment return.  In so doing, Montpelier retained the investment risk associated with the reinvested collateral. As of December 31, 2007, Montpelier’s securities on loan were supported by collateral, held by a third-party in the form of cash, government securities and letters of credit, totaling $192.0 million of which $193.4 million was due back to the counterparties at that date.

Funds Withheld

Funds withheld represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At September 30, 2008 and December 31, 2007, funds withheld balances of $2.6 million and $3.3 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

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

On October 10, 2008, the FASB issued Staff Position FAS 157-3 (“FSP FAS 157-3”), entitled “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  FSP FAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  FSP FAS 157-3 clarifies the application of FASB Statement No. 157, entitled “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The requirements of FSB FAS 157-3 did not materially impact the Company’s operations or financial condition.

2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and loss adjustment expense (“LAE”) reserve activities for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross unpaid loss and LAE reserves - beginning	$828.2	$958.3	$860.7	$1,089.2
Reinsurance recoverable on unpaid losses - beginning	(130.4)	(162.7)	(152.5)	(197.3)
Net unpaid loss and LAE reserves - beginning	697.8	795.6	708.2	891.9

Losses and LAE incurred:
Current year losses	184.2	41.7	333.8	179.2
Prior year losses	(23.1)	(4.6)	(71.9)	(32.3)
Total losses and LAE incurred	161.1	37.1	261.9	146.9

Losses and LAE paid:
Current year losses	(19.2)	(14.5)	(22.4)	(20.5)
Prior year losses	(36.2)	(63.1)	(144.2)	(263.2)
Total losses and LAE paid	(55.4)	(77.6)	(166.6)	(283.7)

Net unpaid loss and LAE reserves - ending	803.5	755.1	803.5	755.1
Reinsurance recoverable on unpaid losses - ending	128.1	150.7	128.1	150.7
Gross unpaid loss and LAE reserves - ending	$931.6	$905.8	$931.6	$905.8

Loss and LAE development – three and nine months ended September 30, 2008

The net favorable development during the three and nine months ended September 30, 2008, for losses incurred during prior years, primarily resulted from the following:

•                          Net estimated ultimate Property Catastrophe losses for prior years decreased by $11.5 million and $44.2 million during the three and nine month periods, respectively. The majority of the favorable development in the current quarter related to 2007 U.K. flood losses and 2007 European windstorm Kyrill, which continue to be settled at amounts below prior estimates. In addition, the year-to-date decrease includes favorable development related to 2004 hurricane losses, 2007 California wildfires and a $8.0 million subrogation recovery from a claim previously paid, of which $5.0 million was recorded within the Property Catastrophe line and $3.0 million was recorded within the Property Specialty line.

•                          Net estimated ultimate Property Specialty losses for prior years decreased by $10.2 million and $19.0 million during the three and nine month periods, respectively. The majority of the favorable development in the current quarter and the year-to-date period consisted primarily of reductions in several large individual claims as well as the $3.0 million subrogation recovery previously mentioned.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $1.4 million and $8.7 million during the three and nine month periods. The favorable development related to several losses spanning many classes of business within the Other Specialty lines.

Loss and LAE development – three and nine months ended September 30, 2007

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

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $3.1 million and $5.5 million during the three and nine months periods ended September 30, 2007, respectively. The favorable development related to several losses spanning many classes of business within the Other Specialty lines.

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

Earned reinsurance premiums ceded were $20.8 million and $30.3 million for the three months ended September 30, 2008 and 2007, respectively, and $58.2 million and $95.9 million for the nine months ended September 30, 2008 and 2007, respectively.  Total recoveries included in loss and LAE were $9.7 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and $26.8 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively.  In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

As of September 30, 2008, MUSIC had gross loss and LAE reserves relating to business underwritten prior to the MUSIC acquisition of $11.5 million (the “Acquired Reserves”). In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO (which totaled $11.3 million) and reinsurance recoverable from third-party reinsurers rated A- or better, in a combined amount exceeding $11.5 million.  In addition, Montpelier has received a full indemnification from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become Montpelier’s responsibility.

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on paid losses at September 30, 2008, are as follows:

Rating	Amount	% of Total
A++	$25.8	75.0%
A+	0.5	1.5
A	3.1	9.0
A-	5.0	14.5
Total reinsurance recoverable on paid losses	$34.4	100%

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on unpaid losses at September 30, 2008, are as follows:

Rating	Amount	% of Total
A++	$35.8	27.9%
A+	19.0	14.8
A	49.6	38.7
A-	12.2	9.5
Recoverable under MUSIC’s protective arrangements	11.5	9.1
Total reinsurance recoverable on unpaid losses	$128.1	100%

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net unpaid loss and LAE reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, Montpelier received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada.  The notice involves two contracts pursuant to which Montpelier purchased reinsurance protection from MPCL (the “Disputed Contracts”).  MPCL seeks in the arbitration to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney’s fees, interest, costs and bad faith damages.

Subject to purported reservation of rights, MPCL has to-date paid to Montpelier $25.5 million in respect of ceded claims under the Disputed Contracts, which is net of deposit, reinstatement and additional premiums.

In the event that MPCL is awarded rescission of the Disputed Contracts, the reduction in total losses expected to be ceded under the Disputed Contracts, net of reinsurance premiums earned and accrued, would total $73.0 million.

Montpelier believes that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable.  In addition, Montpelier intends to seek relief from MPCL for its attorney’s fees and interest costs.  In the circumstances, Montpelier believes that the results of the arbitration will not have a materially adverse effect on its financial condition, results of operations or cash flows.

Although directions have been given in the arbitration, substantive hearings are not expected to begin until mid-2009.

4.  Investments

Fixed Maturity Investments and Equity Securities

On January 1, 2007, the Company adopted FAS 157, entitled “Fair Value Measurements” and FAS 159, entitled “The Fair Value Option for Financial Assets and Financial Liabilities.” As a result, all of Montpelier’s fixed maturity investments and equity securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities reported within net realized and unrealized gains (losses) in the Company’s statements of operations. Prior to the adoption of FAS 157 and FAS 159, a significant portion of Montpelier’s fixed maturity investments and equity securities were carried at fair value and classified as available-for-sale. As a result, net unrealized appreciation or depreciation on such securities were reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.  In connection with the January 1, 2007 adoption of FAS 157 and 159, the Company recorded a cumulative adjustment of $45.5 million among its retained deficit and accumulated other comprehensive income on the consolidated balance sheet.

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the periods indicated:

	As of September 30, 2008
	Amortized Cost	Fair Value
Fixed maturity investments
Mortgage-backed and asset-backed securities	$618.1	$601.6
Corporate debt securities	437.2	416.1
U.S. government securities	271.2	273.1
U.S. government-sponsored enterprise securities	185.6	186.8
Other fixed maturity investments	43.5	43.3
Total fixed maturity investments	$1,555.6	$1,520.9

	Cost	Fair Value
Equity securities	$283.9	$258.6

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities at September 30, 2008, with a basis of $3.0 million and a fair value of $2.4 million.

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

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at their underlying net asset value and Montpelier’s CAT Bonds, private placement and derivative instruments are carried at fair value.  The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	September 30, 2008		December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value

Other investments carried at net asset value:
Limited partnership interests and private investment funds	$112.1	$102.2	$56.4	$55.5

Other investments carried at fair value:
CAT Bonds	$71.4	$69.0	$—	$—
Private placement (Symetra)	20.0	20.5	20.0	22.3
Derivative instruments	1.5	3.8	—	(0.1)
Total other investments carried at fair value	$92.9	$93.3	$20.0	$22.2

Total other investments	$205.0	$195.5	$76.4	$77.7

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

In May 2008, Montpelier purchased the CAT Bonds underlying its former CAT Bond Facility for $71.4 million. CAT Bonds are debt instruments whose principal and interest are forgiven if specified trigger events occur.  See Note 6.

Montpelier has entered into various investment option and futures contracts.  See Note 6.

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

The following table presents Montpelier’s investment portfolio, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at September 30, 2008 and December 31, 2007:

	September 30, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$163.8	$1,181.8	$175.3	$1,520.9
Equity securities	245.7	10.6	2.3	258.6
Other investments	—	71.6	21.7	93.3
Total investments	$409.5	$1,264.0	$199.3	$1,872.8

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$240.2	$1,628.3	$193.0	$2,061.5
Equity securities	220.2	—	—	220.2
Other investments	—	(0.1)	22.3	22.2
Total investments	$460.4	$1,628.2	$215.3	$2,303.9

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

The following table presents the securities lending collateral reinvested by Montpelier in connection with its securities lending program, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at December 31, 2007.  Montpelier terminated its securities lending program in August 2008.

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Securities lending collateral reinvested	$61.9	$30.4	$99.7	$192.0

The securities lending collateral reinvested classified as Level 3 at December 31, 2007 represented several types of debt instruments, including certificates of deposit and commercial paper.

As of September 30, 2008 and December 31, 2007, the Company’s total Level 3 assets represented 10.6% and 12.6% of its total assets measured at fair value, respectively.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008
	Fixed Maturity Investments	Equity Securities	Other Investments	Securities Lending Collateral	Total

Level 3 investments as of July 1, 2008	$184.8	$4.4	$20.1	$35.7	$245.0
Net payments, purchases and sales	(8.3)	0.2	—	(4.4)	(12.5)
Net realized gains (losses)	(0.9)	—	—	0.1	(0.8)
Net unrealized gains (losses)	(2.2)	(2.3)	0.4	0.3	(3.8)
Net transfers in (out)	1.9	—	1.2	(31.7)	(28.6)
Level 3 investments as of September 30, 2008	$175.3	$2.3	$21.7	$—	$199.3

	Nine Months Ended September 30, 2008
	Fixed Maturity Investments	Equity Securities	Other Investments	Securities Lending Collateral	Total

Level 3 investments as of January 1, 2008	$193.0	$—	$22.3	$99.7	$315.0
Net payments, purchases and sales	33.3	4.1	(1.0)	(98.4)	(62.0)
Net realized gains (losses)	0.3	—	0.9	(0.9)	0.3
Net unrealized gains (losses)	(12.9)	(2.5)	(1.7)	0.3	(16.8)
Net transfers in (out)	(38.4)	0.7	1.2	(0.7)	(37.2)
Level 3 investments as of September 30, 2008	$175.3	$2.3	$21.7	$—	$199.3

Changes in Fair Value

Changes in the carrying value of Montpelier’s investment portfolio for the three and nine months ended September 30, 2008 and 2007, consisted of the following:

	Changes in Carrying Value for the Three Months Ended September 30, 2008
	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Expense From Investments	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Fixed maturity investments	$(20.9)	$(17.8)	$—	$(38.7)	$—
Equity securities	0.2	(30.9)	(5.7)	(36.4)	—
Other investments	(8.8)	(2.6)	(2.7)	(14.1)	0.4
Securities lending	0.1	0.6	—	0.7	—

	Changes in Carrying Value for the Nine Months Ended September 30, 2008
	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Revenue (Expense) From Investments	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Fixed maturity investments	$(23.7)	$(46.0)	$1.3	$(68.4)	$—
Equity securities	9.1	(56.3)	(3.4)	(50.7)	—
Other investments	(8.8)	(11.0)	0.6	(19.2)	(1.7)
Securities lending	(1.0)	1.4	—	0.4	—

	Changes in Carrying Value for the Three Months Ended September 30, 2007
	Net Realized Gains on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Revenue From Investments	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Fixed maturity investments	$1.4	$17.6	$2.0	$21.0	$—
Equity securities	1.3	(6.2)	2.7	(2.2)	—
Other investments	—	(0.1)	2.2	2.1	0.7
Securities lending	—	—	—	—	—

	Changes in Carrying Value for the Nine Months Ended September 30, 2007
	Net Realized Gains on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Revenue From Investments	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Fixed maturity investments	$4.9	$5.6	$3.7	$14.2	$—
Equity securities	15.1	(1.4)	3.7	17.4	—
Other investments	—	(0.1)	3.1	3.0	0.8
Securities Lending	—	—	—	—	—

5.  Debt and Financing Arrangements

Senior Notes

During 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt (the “Senior Notes”). The Senior Notes bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013.  The Company may redeem the Senior Notes at any time at a “make-whole” redemption price; however, the Company has no current intention of doing so. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The unamortized carrying value of the Senior Notes at September 30, 2008 and December 31, 2007, was $249.4 million and $249.3 million, respectively.

The Company incurred interest expense on the Senior Notes of $3.8 million for each of the three-month periods ended September 30, 2008 and 2007, and $11.5 million for each of the nine month periods ended September 30, 2008 and 2007. The Company paid $15.3 million in interest on the Senior Notes during each of the nine month periods ended September 30, 2008 and 2007.

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

The Company incurred interest expense on the junior subordinated debt securities of $2.2 million for each of the three-month periods ended September 30, 2008 and 2007, and $6.5 million for each of the nine month periods ended September 30, 2008 and 2007.  The Company paid $6.5 million in interest on the junior subordinated debt securities during each of the nine month periods ended September 30, 2008 and 2007.

Blue Ocean Long-Term Debt

In November 2006, Blue Ocean obtained a secured loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”).  The Blue Ocean Debt had a maturity date of February 28, 2008 and was repaid in full on January 18, 2008.

Blue Ocean incurred interest expense on the Blue Ocean Debt of $1.4 million for the three months ended September 30, 2007, and $0.2 million and $4.2 million for the nine month periods ended September 30, 2008 and 2007, respectively.  Blue Ocean paid $0.5 million and $4.2 million of interest on the Blue Ocean Debt during the nine month periods ended September 30, 2008 and 2007, respectively.

Letter of Credit and Revolving Credit Facilities

In the normal course of business, Montpelier Re and MCL maintain letter of credit facilities and provide letters of credit to third-parties. These letter of credit facilities were secured by collateral accounts containing cash and investments of $690.3 million at September 30, 2008. The following table outlines these facilities as of September 30, 2008:

	Credit Line	Usage	Expiry Date

Secured operational Letter of Credit Facilities
Montpelier Re’s Syndicated facility: Tranche B	$225.0	$131.3	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility	$500.0	$42.7	June 2011
Montpelier Re’s Syndicated 5-Year facility	$250.0	$140.6	June 2012
Montpelier Re’s Bilateral facility A	$100.0	$26.6	None
MCL’s Lloyd’s standby facility	£74.0	£73.9	Dec. 2012

In June, 2007, the Company entered into a Syndicated 364-day revolving credit facility in the amount of $50.0 million. This facility expired in June 2008 and was not renewed.

Trust Agreements

In the normal course of business, Blue Ocean Re established trust funds for the benefit of ceding companies.  As of September 30, 2008, Blue Ocean Re had no in force reinsurance contracts and no longer required any of its assets to be held in trust.  As of December 31, 2007, Blue Ocean Re’s restricted assets held in trust funds consisted of cash and cash equivalents of $35.5 million and fixed maturity investments of $153.7 million.

6. Derivative Contracts

Montpelier enters into derivative contracts from time-to-time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

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

As an extension of its investing activities, Montpelier has entered into investment option and futures contracts (“Investment Options and Futures”).

As an extension of its underwriting activities, Montpelier has sold ILW protection (the “ILW Contract”) and has participated in a CAT bond facility (the “CAT Bond Facility”).  These derivative instruments provide reinsurance-like protection to third-parties for specific loss events associated with certain lines of business.

None of Montpelier’s derivatives are designated as hedging instruments under FAS 133, entitled “Accounting for Derivative Instruments and Hedging Activities.”

The following table presents the fair values of Montpelier’s various derivative instruments at September 30, 2008 and December 31, 2007:

	Fair value at September 30, 2008	Fair value at December 31, 2007

Derivative contracts recorded as other investments:
Hurricane Option	$1.2	$—
ILW Swap	0.2	—
CAT Bond Protection	—	—
Foreign Exchange Contracts	0.2	(1.9)
Investment Options and Futures	2.2	—
CAT Bond Facility	—	1.8

Total derivative contracts recorded as other investments	$3.8	$(0.1)

Derivative contracts recorded as other liabilities

ILW Contract	$—	$0.6

The following table presents the changes in fair value of Montpelier’s various derivative instruments during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (expense) from derivative instruments
Hurricane Option	$0.2	$—	$0.1	$—
ILW Swap	(0.5)	—	(0.5)	—
CAT Bond Protection	—	1.8	1.0	4.0
Foreign Exchange Contracts	(4.9)	2.2	(1.7)	3.1
Investment Options and Futures	4.9	—	4.9	—
CAT Bond Facility	(2.9)	(2.9)	(8.8)	(8.8)
ILW Contract	0.2	2.2	0.6	2.2

Net income (expense) from derivative instruments	$(3.0)	$3.3	$(4.4)	$0.5

The Forward Sale Agreements and Share Issuance Agreement currently have no impact on the Company’s statements of operations or balance sheets.

A description of each of Montpelier’s various derivative instruments follows:

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

CAT Bond Protection

In December 2005, Montpelier purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party, Champlain, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matures on January 7, 2009. The first $75.0 million tranche (“Class A”) covers earthquakes affecting Japan and/or the U.S. The remaining $15.0 million tranche (“Class B”), provides second event coverage for a U.S. hurricane or earthquake. Both tranches respond to parametric triggers, whereby payment amounts are determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier.  For that reason, this transaction is accounted for as a derivative, rather than as a reinsurance transaction, and is carried at fair value in accordance with FAS 133 and EITF 99-2.

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

It is currently unclear as to whether hurricane Ike will represent a Class B, Group I event or Group II event (as defined below). Holders of the Class B notes suffer a loss of principal and interest if both a Group I (U.S. hurricane generating modeled losses of $10 billion or more or a U.S. earthquake generating modeled losses of $5 billion or more) and a Group II event (U.S. hurricane generating modeled losses of $20 billion or more or a U.S. earthquake generating modeled losses of $10 billion or more) occur within the risk period ending December 31, 2008.

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

In connection with the Forward Sale Agreements described above, in May 2006 the Company entered into a Share Issuance Agreement with the forward counterparty. Under the terms of the Share Issuance Agreement, the Company issued 15,694,800 common shares during 2006 to the forward counterparty for payment equal to the par value of such common shares. As a result of the settlement of the first Forward Sale Agreement, in May 2007 the Company repurchased and retired 7,774,800 of these common shares for payment of the par value of such common shares.  As a result, the Company continues to have 7,920,000 common shares issued and outstanding under the Share Issuance Agreement at September 30, 2008.

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

The fair value of the Foreign Exchange Contracts is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).  At September 30, 2008 and December 31, 2007, Montpelier was party to outstanding foreign currency exchange agreements having a gross notional exposure of $34.9 million and $86.9 million, respectively.

Investment Options and Futures

During the third quarter of 2008, Montpelier executed various exchange-traded investment options and futures as part of its investing strategy.  As of September 30, 2008, Montpelier had open future contracts on the S&P 500 Index having a gross notional exposure of $58.5 million, open long options with a fair value of $2.0 million and open short options, the majority of which represented covered calls, with a fair value of $0.6 million.

The fair value of the Investment Options and Futures is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).

ILW Contract

In August 2007, Montpelier entered into the ILW Contract with a third-party under which qualifying loss payments are triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract provided the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount and expired on August 13, 2008 without any required payment by Montpelier.

The ILW Contract covered losses resulting from all natural perils within the U.S. and was carried at fair value in accordance with EITF 99-2 and FAS 133.  The fair value of the ILW Contract was derived based on unobservable inputs (Level 3 inputs as defined in FAS 157).

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

Wilbur L. Ross, Jr., a Director of the Company and a former director of Blue Ocean, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC collectively owned 7.5% of the Company’s common shares at September 30, 2008.

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

In anticipation of the Blue Ocean Transaction, Montpelier cancelled its underwriting agreement with Blue Ocean Re (the “Underwriting Agreement”).  During the three months ended September 30, 2007, Blue Ocean Re incurred $3.8 million in total fees (consisting of underwriting and performance fees) related to the Underwriting Agreement. During the nine months ended September 30, 2008 and 2007, Blue Ocean Re incurred $0.4 million and $10.4 million in total fees (consisting of underwriting and performance fees), respectively, related to the Underwriting Agreement.

8.  Shareholders’ Equity

The following table presents a roll-forward of the Company’s common shares outstanding:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Common shares outstanding - beginning of period	99,290,078	111,775,682
Common shares purchased and retired	(5,921,644)	(1,391,716)
Common shares purchased and held in treasury	(1,877,375)	—
Common shares retired under the Share Issuance Agreement (see Note 6)	—	(7,774,800)
Director Share Plan issuances	—	8,540

Common shares outstanding - end of period	91,491,059	102,617,706

The Company purchased 5,921,644 common shares at an average price of $16.38 per share from January 1, 2008 to May 21, 2008.  These common shares were promptly retired.

On May 21, 2008, shareholders approved the adoption of the Company’s Second Amended and Restated Bye-laws (the “Amended Bye-laws”). The Amended Bye-laws incorporated various provisions of The Bermuda Companies Amendment Act of 2006 which, among other things, enabled the Company to hold common shares in treasury.

The Company purchased a further 1,877,375 common shares at an average price of $15.31 per share from May 22, 2008 to September 30, 2008.  These common shares were placed in treasury and are expected to be re-issued to employees and directors in satisfaction of certain existing and future share-based obligations. See Note 13.

On May 1, 2007, the Company purchased 939,039 common shares and 7,172,375.5 outstanding warrants from White Mountains Insurance Group, Ltd. (“White Mountains”) for a total purchase price of $65.0 million.  In addition, the Company purchased an additional 452,677 common shares at an average price of $16.02 per share from July 30, 2007 to September 30, 2007.  All common shares and warrants purchased during the nine months ended September 30, 2007 were promptly retired.

During the nine months ended September 30, 2007, the Company issued 8,540 common shares resulting from the conversion of Director Share Units (“DSUs”) to common shares.

Dividends

During the three-month periods ended September 30, 2008 and 2007, the Company declared quarterly cash dividends of $0.075 per common share. During the nine-month periods ended September 30, 2008 and 2007, the Company declared quarterly cash dividends totaling $0.225 per common share.  In addition, during the three months ended March 31, 2007, the Company paid quarterly cash dividends on outstanding warrants on the same basis as on common shares.

9.  Segment Reporting

The Company has determined that its reportable operating segments are Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean. The Montpelier Bermuda segment includes the operations of Montpelier Re and MMSL; the Montpelier Syndicate 5151 segment includes the operations of MCL, Syndicate 5151, MUA, MUSL, MEAG and MUI; the MUSIC segment includes the operations of MUSIC; and the Blue Ocean segment includes the operations of Blue Ocean and Blue Ocean Re.  The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Company’s Board of Directors and senior management.

The Company, certain intermediate subsidiaries and reconciling items are collectively reported under the caption Corporate and Other.

During 2008, the Company revised its reportable operating segments as the insurance and reinsurance initiatives undertaken in 2007 have gained significance. Prior periods have been re-segmented to conform with the current presentation.

The following table summarizes Montpelier’s identifiable assets by segment as of the periods indicated:

	September 30, 2008	December 31, 2007

Montpelier Bermuda	$2,898.8	$3,169.0
Montpelier Syndicate 5151	91.7	21.4
MUSIC	69.2	72.8
Blue Ocean	7.9	240.4
Corporate and Other	30.2	21.6

Total assets	$3,097.8	$3,525.2

A summary of Montpelier’s statements of operations by segment for the three months ended September 30, 2008 follows:

Three Months Ended September 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$76.6	$25.0	$1.4	$—	$—	$103.0
Reinsurance premiums ceded	(11.3)	—	—	—	—	(11.3)
Net premiums written	65.3	25.0	1.4	—	—	91.7
Change in unearned premiums	50.2	(6.9)	(0.8)	—	—	42.5
Net premiums earned	115.5	18.1	0.6	—	—	134.2

Loss and LAE	(146.2)	(14.4)	(0.5)	—	—	(161.1)
Acquisition costs	(18.7)	(3.2)	(0.1)	—	—	(22.0)
General and administrative expenses	(7.6)	(7.9)	(1.3)	0.1	0.8	(17.8)
Underwriting loss	(57.0)	(7.4)	(1.3)	(0.1)	(0.8)	(66.6)
Net investment income	20.4	0.4	0.5	0.1	—	21.4
Other revenue	0.2	—	—	—	—	0.2
Investment and foreign exchange gains (losses)	(87.4)	0.9	(1.5)	—	0.2	(87.8)
Net expense from derivative instruments	(3.0)	—	—	—	—	(3.0)
Interest and other financing expenses	(0.4)	—	—	—	(6.0)	(6.4)

Loss before income taxes, extraordinary item and minority interest	$(127.2)	$(6.1)	$(2.3)	$—	$(6.6)	$(142.2)

Supplemental information concerning our U.S.-based and U.K.-based underwriting activities associated with Montpelier Syndicate 5151, follows:

Three Months Ended September 30, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$10.7	$14.3	$25.0
Reinsurance premiums ceded	(1.2)	1.2	—
Net premiums written	9.5	15.5	25.0
Change in unearned premiums	(2.6)	(4.3)	(6.9)
Net premiums earned	6.9	11.2	18.1

Loss and LAE	(11.2)	(3.2)	(14.4)
Acquisition costs	(1.8)	(1.4)	(3.2)
General and administrative expenses	(4.2)	(3.7)	(7.9)
Underwriting income (loss)	$(10.3)	$2.9	$(7.4)

A summary of Montpelier’s statements of operations by segment for the nine months ended September 30, 2008 follows:

Nine Months Ended September 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$454.8	$95.1	$2.8	$0.1	$(5.3)	$547.5
Reinsurance premiums ceded	(77.3)	(7.8)	—	—	5.3	(79.8)
Net premiums written	377.5	87.3	2.8	0.1	—	467.7
Change in unearned premiums	(32.0)	(43.1)	(1.9)	3.0	—	(74.0)
Net premiums earned	345.5	44.2	0.9	3.1	—	393.7

Loss and LAE	(232.8)	(28.4)	(0.7)	—	—	(261.9)
Acquisition costs	(54.6)	(7.3)	(0.2)	(0.2)	—	(62.3)
General and administrative expenses	(30.9)	(23.7)	(3.3)	(0.8)	(12.6)	(71.3)
Underwriting income (loss)	27.2	(15.2)	(3.3)	2.1	(12.6)	(1.8)
Net investment income	64.2	0.5	1.6	1.3	0.2	67.8
Other revenue	0.8	—	—	—	—	0.8
Investment and foreign exchange gains (losses)	(138.6)	1.4	(2.2)	0.2	0.2	(139.0)
Net expense from derivative instruments	(4.4)	—	—	—	—	(4.4)
Interest and other financing expenses	(1.3)	(0.6)	—	(0.2)	(18.1)	(20.2)

Income (loss) before income taxes, extraordinary item and minority interest	$(52.1)	$(13.9)	$(3.9)	$3.4	$(30.3)	$(96.8)

Supplemental information concerning our U.S.-based and U.K.-based underwriting activities associated with Montpelier Syndicate 5151, follows:

Nine Months Ended September 30, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$28.2	$66.9	$95.1
Reinsurance premiums ceded	(1.2)	(6.6)	(7.8)
Net premiums written	27.0	60.3	87.3
Change in unearned premiums	(12.1)	(31.0)	(43.1)
Net premiums earned	14.9	29.3	44.2

Loss and LAE	(17.6)	(10.8)	(28.4)
Acquisition costs	(3.4)	(3.9)	(7.3)
General and administrative expenses	(11.8)	(11.9)	(23.7)
Underwriting income (loss)	$(17.9)	$2.7	$(15.2)

A summary of Montpelier’s statements of operations by segment for the three months ended September 30, 2007 follows:

Three Months Ended September 30, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$119.6	$8.7	$—	$—	$—	$128.3
Reinsurance premiums ceded	(9.7)	—	—	—	—	(9.7)
Net premiums written	109.9	8.7	—	—	—	118.6
Change in unearned premiums	16.3	(7.6)	—	11.1	—	19.8
Net premiums earned	126.2	1.1	—	11.1	—	138.4

Loss and LAE	(36.7)	(0.4)	—	—	—	(37.1)
Acquisition costs	(19.2)	(0.1)	—	(0.7)	—	(20.0)
General and administrative expenses	(13.9)	(4.3)	—	(4.0)	(0.8)	(23.0)
Underwriting income (loss)	56.4	(3.7)	—	6.4	(0.8)	58.3
Net investment income	28.9	0.1	—	2.8	0.1	31.9
Other revenue	2.1	—	—	—	(1.6)	0.5
Net investment and foreign currency gains	20.2	—	—	0.7	—	20.9
Net income from derivative instruments	3.3	—	—	—	—	3.3
Interest and other financing expenses	(0.7)	(0.3)	—	(1.6)	(6.0)	(8.6)

Income (loss) before income taxes, extraordinary item and minority interest	$110.2	$(3.9)	$—	$8.3	$(8.3)	$106.3

Supplemental information concerning our U.S.-based and U.K.-based underwriting activities associated with Montpelier Syndicate 5151, follows:

Three Months Ended September 30, 2007	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$3.4	$5.3	$8.7
Reinsurance premiums ceded	—	—	—
Net premiums written	3.4	5.3	8.7
Change in unearned premiums	(3.2)	(4.4)	(7.6)
Net premiums earned	0.2	0.9	1.1

Loss and LAE	(0.2)	(0.2)	(0.4)
Acquisition costs	—	(0.1)	(0.1)
General and administrative expenses	(2.0)	(2.3)	(4.3)
Underwriting loss	$(2.0)	$(1.7)	$(3.7)

A summary of Montpelier’s statements of operations by segment for the nine months ended September 30, 2007 follows:

Nine Months Ended September 30, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$526.5	$8.7	$—	$42.3	$—	$577.5
Reinsurance premiums ceded	(103.0)	—	—	—	—	(103.0)
Net premiums written	423.5	8.7	—	42.3	—	474.5
Change in unearned premiums	(64.2)	(7.6)	—	7.5	—	(64.3)
Net premiums earned	359.3	1.1	—	49.8	—	410.2

Loss and LAE	(146.5)	(0.4)	—	—	—	(146.9)
Acquisition costs	(55.0)	(0.1)	—	(3.2)	—	(58.3)
General and administrative expenses	(38.5)	(5.0)	—	(11.1)	(4.2)	(58.8)
Underwriting income (loss)	119.3	(4.4)	—	35.5	(4.2)	146.2
Net investment income	84.0	0.1	—	14.7	0.6	99.4
Other revenue	3.3	—	—	—	(1.6)	1.7
Net investment and foreign currency gains	29.0	—	—	0.7	—	29.7
Net income from derivative instruments	0.5	—	—	—	—	0.5
Interest and other financing expenses	(1.7)	(0.3)	—	(5.3)	(18.0)	(25.3)

Income (loss) before income taxes, extraordinary item and minority interest	$234.4	$(4.6)	$—	$45.6	$(23.2)	$252.2

Supplemental information concerning our U.S.-based and U.K.-based underwriting activities associated with Montpelier Syndicate 5151, follows:

Nine Months Ended September 30, 2007	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$3.4	$5.3	$8.7
Reinsurance premiums ceded	—	—	—
Net premiums written	3.4	5.3	8.7
Change in unearned premiums	(3.2)	(4.4)	(7.6)
Net premiums earned	0.2	0.9	1.1

Loss and LAE	(0.2)	(0.2)	(0.4)
Acquisition costs	—	(0.1)	(0.1)
General and administrative expenses	(2.7)	(2.3)	(5.0)
Underwriting loss	$(2.7)	$(1.7)	$(4.4)

The following tables set forth Montpelier’s gross premiums written and earned by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three Months Ended September 30,
	2008		2007

Line of Business
Property Catastrophe	$39.5	39%	$60.5	47%
Property Specialty	39.3	38	44.4	35
Other Specialty	22.8	22	23.4	18
Excess and Surplus	1.4	1	—	—

Total Gross Premiums Written	$103.0	100%	$128.3	100%

	Nine Months Ended September 30,
	2008		2007

Line of Business
Property Catastrophe	$317.0	58%	$370.7	65%
Property Specialty	121.9	22	123.5	21
Other Specialty	105.8	19	83.3	14
Excess and Surplus	2.8	1	—	—

Total Gross Premiums Written	$547.5	100%	$577.5	100%

Net Premiums Earned by Line of Business

	Three Months Ended September 30,
	2008		2007

Line of Business
Property Catastrophe	$78.7	59%	$79.8	58%
Property Specialty	31.1	23	34.6	25
Other Specialty	23.9	18	24.0	17
Excess and Surplus	0.6	—	—	—

Total Net Premiums Earned	$134.2	100%	$138.4	100%

	Nine Months Ended September 30,
	2008		2007

Line of Business
Property Catastrophe	$220.4	56%	$243.9	59%
Property Specialty	94.2	24	94.2	23
Other Specialty	79.1	20	72.1	18
Excess and Surplus	0.9	—	—	—

Total Net Premiums Earned	$393.7	100%	$410.2	100%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended September 30,
	2008		2007

Geographic Area
U.S. and Canada	$47.9	46%	$74.3	58%
Worldwide (1)	36.1	35	31.8	25
Western Europe, excluding the United Kingdom and Ireland	4.8	5	0.4	—
Worldwide, excluding U.S. and Canada (2)	5.3	5	6.3	5
Japan	2.5	2	4.1	3
United Kingdom and Ireland	0.6	1	6.5	5
Other	5.8	6	4.9	4

Total Gross Premiums Written	$103.0	100%	$128.3	100%

	Nine Months Ended September 30,
	2008		2007

Geographic Area
U.S. and Canada	$270.8	50%	$302.9	52%
Worldwide (1)	115.7	21	118.5	21
Western Europe, excluding the United Kingdom and Ireland	55.8	10	46.6	8
Worldwide, excluding U.S. and Canada (2)	35.1	6	28.0	5
Japan	20.4	4	22.3	4
United Kingdom and Ireland	19.0	3	23.5	4
Other	30.7	6	35.7	6

Total Gross Premiums Written	$547.5	100%	$577.5	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Net Premiums Earned by Geographic Area of Risks Insured

	Three Months Ended September 30,
	2008		2007

Geographic Area
U.S. and Canada	$62.2	47%	$83.2	60%
Worldwide (1)	33.8	25	11.8	9
Western Europe, excluding the United Kingdom and Ireland	12.6	9	11.3	8
Worldwide, excluding U.S. and Canada (2)	8.6	6	9.8	7
United Kingdom and Ireland	6.7	5	8.0	6
Japan	6.3	5	7.4	5
Other	4.0	3	6.9	5

Total Net Premiums Earned	$134.2	100%	$138.4	100%

	Nine Months Ended September 30,
	2008		2007

Geographic Area
U.S. and Canada	$193.4	49%	$242.7	59%
Worldwide (1)	81.0	21	42.2	10
Western Europe, excluding the United Kingdom and Ireland	43.4	11	38.4	9
Worldwide, excluding U.S. and Canada (2)	30.9	8	28.9	7
United Kingdom and Ireland	21.3	5	19.1	5
Japan	17.0	4	19.8	5
Other	6.7	2	19.1	5

Total Net Premiums Earned	$393.7	100%	$410.2	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

10.  Earnings Per Share

In calculating earnings per share, the Company’s Restricted Share Units (“RSUs”) are considered to be participating securities.  See Note 13.  For purposes of determining earnings per share for the periods presented, the Company’s earnings per share numerators are reduced by the portion of its current earnings allocated to unvested RSUs as well as any dividends declared on outstanding warrants to acquire common shares.

The Company’s basic and diluted earnings per share calculations are based on the weighted average number of common shares outstanding, plus weighted average vested RSUs outstanding, less weighted average common shares issued under the Share Issuance Agreement (see Note 6).

The following table outlines the Company’s calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings per share numerators:
Net income (loss) before extraordinary item	$(142.2)	$101.3	$(98.8)	$225.3
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	1.0	—
Net income (loss)	(142.2)	101.3	(97.8)	225.3
Less: dividends declared on outstanding warrants	—	—	—	(0.5)
Less: earnings allocated to unvested RSUs	—	(0.9)	—	(1.8)
Net income (loss) available to common shareholders	$(142.2)	$100.4	$(97.8)	$223.0

Earnings per share denominator (millions of shares):
Average common shares outstanding	91.7	102.7	94.2	106.8
Average common shares under share issuance agreement	(7.9)	(7.9)	(7.9)	(11.4)
Average vested RSUs	0.4	0.1	0.4	0.1
Earnings per share denominator	84.2	94.9	86.7	95.5

Basic earnings per share:
Net income (loss) before extraordinary item	$(1.69)	$1.06	$(1.14)	$2.33
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	.01	—
Net income (loss)	$(1.69)	$1.06	$(1.13)	$2.33

Diluted earnings per share:
Net income (loss) before extraordinary item	$(1.69)	$1.06	$(1.14)	$2.33
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	.01	—
Net income (loss)	$(1.69)	$1.06	$(1.13)	$2.33

11.  Commitments and Contingent Liabilities

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables.

Montpelier’s investment portfolio is managed in a diversified manner with restrictions on the allowable holdings of a single issue or issuer. Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at September 30, 2008 and December 31, 2007.

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

Certain of Montpelier’s derivative securities are subject to counterparty risk. Montpelier routinely monitors this risk.

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

Investment Commitment

As of September 30, 2008, Montpelier had unfunded commitments to limited partnerships and private investment funds totaling $45.4 million.

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

The Act limits the maximum amount of annual dividends and distributions paid by Montpelier Re to the Company and Blue Ocean Re to Blue Ocean without the prior notification to, and in certain cases the approval of, the Bermuda Monetary Authority (the “BMA”) of such payment.

In July 2008, the Bermuda House of Assembly passed the Insurance Amendment Bill 2008 (the “2008 Bill”) which created a new supervisory framework for Bermuda insurers. The 2008 Bill established new regulatory capital and solvency requirements for all Bermuda insurers and requires, as of December 31, 2008, that all Class 4 Bermuda insurers prepare and file with the BMA audited financial statements, prepared either in accordance with U.S. GAAP or International Financial Reporting Standards.

The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders.

U.K. Regulation

The operations of Syndicate 5151 are currently managed by Spectrum.  Effective January 1, 2009, Syndicate 5151 will be managed by MUA. Syndicate 5151, Spectrum and MUA are subject to regulation by the U.K. Financial Services Authority (“FSA”) under the Financial Services and Markets Act 2000 and the Council of Lloyd’s.

MUA, as a Lloyd’s Managing Agent, is subject to minimum solvency tests established by Lloyd’s.  On October 22, 2008, MUA was capitalized with cash totaling £0.5 million, an amount which exceeds Lloyd’s current requirement.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. The net capital requirement, as of September 30, 2008, was £76.5 million which was fulfilled through a secured letter of credit facility of £73.9 million and through a cash contribution made during the 2008 second quarter.  The cash contribution, currently valued at $4.8 million, is presented on the Company’s September 30, 2008 balance sheet as restricted cash.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”).  Under the Trust Funds’ deeds, those monies may only be used for the payment of claims and valid syndicate expenses.  When the underwriting year closes, normally after three years, any profit held within the Trust Funds for that underwriting year, including the investment income earned thereon, is distributed to the corporate member.  As of September 30, 2008, Syndicate 5151 held $27.9 million within the Trust Funds.

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

The following table summarizes Montpelier’s performance share activity for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	325,000	$6.3	344,000	$3.2
New awards	—	—	—	—
Payments	—	—	—	—
Actual Forfeitures	—	—	—	—
Expense (income) recognized	—	(2.6)	—	0.6
End of period	325,000	$3.7	344,000	$3.8

	Nine Months Ended September 30,
	2008		2007
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	335,000	$4.9	572,000	$1.1
New awards	—	—	172,000	—
Payments	—	—	—	—
Actual forfeitures	(10,000)	(0.1)	(400,000)	—
Expense (income) recognized	—	(1.1)	—	2.7
End of period	325,000	$3.7	344,000	$3.8

In April 2007, 400,000 performance shares shown as outstanding at January 1, 2007, which were issued for the 2005-2007 performance cycle, were cancelled without payment as there was no expected payout due to the adverse financial effects of the severe hurricanes that occurred during 2005.

The following table summarizes performance shares outstanding and the accrued performance share expense at September 30, 2008, for each performance cycle:

	Target Performance Shares Outstanding	Accrued Expense

Performance Cycle
2006-2008	161,000	$2.6
2007-2009	164,000	1.1
Total at September 30, 2008	325,000	$3.7

If all of the outstanding performance shares were immediately vested at September 30, 2008, the total additional compensation cost to be recognized would have been $1.0 million based on current accrual factors (share price and payout assumptions).

RSUs

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over three, four or five year periods, subject to the recipient maintaining a continuous relationship with Montpelier (either as an employee or a director) through the applicable vesting date.  RSUs are payable in common shares at the end of the RSU term.  Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.

Throughout 2006 and 2007, RSU awards consisted solely of: (i) grants made to induce individuals to join Montpelier; (ii) grants made to retain certain key employees; (iii) grants made to reward employees exhibiting outstanding individual performance; and (iv) grants made to non-management members of the Board of Directors as part of their total remuneration.  In each of these cases, the number of RSUs granted to the recipient were fixed and determinable on the grant date (“Fixed RSUs”).

During 2008 Montpelier also began using a new form of RSU award, in addition to Fixed RSUs, as the principal component of its ongoing long-term incentive compensation for employees (“Variable RSUs”). Variable RSU awards are contingent awards in which the actual number of RSUs to be awarded is dependent on Company performance during the initial year (the “Initial RSU Period”) of the four year award cycle. The actual number of Variable RSUs is not fixed and determinable until the completion of the Initial RSU Period and, during that period, the number of RSUs expected to be awarded for that cycle may fluctuate.  For the RSU award cycle from 2008 to 2011, the actual number of Variable RSUs to be awarded will be determined based on a 2008 target ROE of 11.2%, assuming a standardized investment return.  With respect to the 2008 to 2011 award cycle, at an achieved ROE of 11.2% the Company would expect to grant approximately 600,000 Variable RSUs to participants, at an ROE of 5.2% the Company would not expect to grant any Variable RSUs to participants and at an ROE of 22.2% the Company would expect to grant approximately 1,200,000 Variable RSUs to participants.

The following table outlines Montpelier’s RSU activity for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,901,288	$13.7	901,332	$8.0
Fixed RSUs awarded	25,000	0.3	155,000	2.6
Change in Variable RSUs expected to be awarded	(424,690)	(6.7)	—	—
Change in assumptions, including expected forfeitures	—	—	—	—
Payments	—	—	—	—
Actual forfeitures	—	—	(26,168)	—
(Expense) income recognized	—	0.1	—	(2.3)
End of period	1,501,598	$7.4	1,030,164	$8.3

	Nine months ended September 30,
	2008		2007
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,109,083	$7.3	456,000	$3.0
Fixed RSUs awarded	237,000	6.4	636,000	11.1
Variable RSUs expected to be awarded	169,848	1.6	—	—
Change in assumptions, including expected forfeitures	—	(3.0)	—	—
Payments	—	—	—	—
Actual forfeitures	(14,333)	—	(61,836)	—
Expense recognized	—	(4.9)	—	(5.8)
End of period	1,501,598	$7.4	1,030,164	$8.3

During the first six months of 2008, based on favorable results achieved through that time, the Company anticipated issuing a total of 594,538 Variable RSUs for the 2008 to 2011 award cycle.  During the third quarter of 2008, as a result of significant storm losses incurred during that period, the Company reduced the number of Variable RSUs it anticipates issuing to a total of 169,848. The actual number of Variable RSUs to be awarded for the 2008 to 2011 cycle may be more or less than 169,848 and, as previously mentioned, will not be fixed and determinable until the completion of the Initial RSU Period.

In determining the initial grant date fair value of RSUs, a 5% to 8% discount to the then market value of the shares is applied as sale restrictions may remain after RSUs are vested, depending on the term of the award.  In addition, the Company assumes a 3% to 9% forfeiture rate.  Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

During the second quarter of 2008, the Company revised certain key assumptions, including expected forfeitures, associated with its outstanding RSU awards resulting in a decrease in the unamortized grant date fair value of such awards of $3.0 million.

As of September 30, 2008, 444,167 of the total outstanding RSUs were vested.  Vested RSUs remain outstanding until the completion of the full service period of the RSU award and, under certain circumstances, remain subject to forfeiture.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at September 30, 2008, for each award cycle:

	RSUs Outstanding	Unamortized Grant Date Fair Value

Award Date and Cycle
Three year RSU awards granted in 2006	379,833	$0.2
Three year RSU awards granted in 2007	495,167	1.6
Five year RSU awards granted in 2007	219,750	1.7
Four year RSU awards granted or expected to be granted in 2008	219,848	2.0
Five year RSU awards granted in 2008	187,000	1.9
Total at September 30, 2008	1,501,598	$7.4

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $1.7 million during the balance of 2008.  In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $3.4 million, $1.4 million, $0.7 million and $0.2 million during 2009, 2010, 2011 and 2012, respectively.

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

In July 2007, the Board of Directors of the Company approved an amendment to the Directors Share Plan to provide directors with the option of receiving cash, in lieu of common shares, upon the payment of outstanding DSUs.  Previously DSUs were payable only in common shares.  As a result of this amendment, during the 2007 third quarter the Company reclassed its existing $0.6 million obligation for outstanding DSUs at June 30, 2007, from additional paid-in capital to other liabilities and will record all future changes in its DSU obligations as a change in other liabilities

As of September 30, 2008 and December 31, 2007, the Company’s liability for outstanding DSUs was $0.6 million and $0.4 million, respectively.

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

United Kingdom

MCL, MUA and MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three and nine month periods ended September 30, 2008, these companies incurred a $0.6 million and a $1.4 million net operating loss, respectively, and during the three and nine month periods ended September 30, 2007, these companies incurred a $2.5 million net operating loss.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established a $1.2 million U.K. deferred tax asset valuation allowance at September 30, 2008, of which $0.4 million was recorded during the nine months ended September 30, 2008.  This net operating loss may generally be carried forward to offset future U.K. income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes which, during the nine months ended September 30, 2007, totaled $0.1 million.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three and nine month periods ended September 30, 2008, these companies incurred a $5.0 million and a $12.3 million net operating loss, respectively, and during the three and nine month periods ended September 30, 2007, these companies incurred a $3.7 million net operating loss.  Although the net operating loss gives rise to a deferred tax asset, due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established a $6.1 million U.S. deferred tax asset valuation allowance at September 30, 2008, of which $4.3 million was recorded during the nine months ended September 30, 2008.  This net operating loss may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

In addition to U.S. Federal income tax, the Company’s U.S.-based operations are subject to state and local income taxes.  During the nine months ended September 30, 2008, such state and local income taxes totaled $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes which, for each of the periods presented, were de minimis.

15.  Subsequent Event

On October 14, 2008, the Company was notified that one of its investments in limited partnerships, a leveraged bank loan fund (the “Loan Fund”), was forced to sell some of its assets at distressed prices in order to meet current and anticipated margin calls.  The margin calls resulted from abrupt and adverse changes in market conditions experienced post-September 30, 2008.  The Company currently anticipates that it will likely incur a significant realized loss from the Loan Fund during the fourth quarter of 2008.

The Company’s total investment commitment to the Loan Fund was $25.0 million, which was fully funded at September 30, 2008. As of the date of this report, the amount of future loss that the Company will incur from its investment in the Loan Fund was not determinable, however, the amount of such loss cannot exceed the Company’s carrying value of $16.2 million at September 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2008 and 2007, and our financial condition as of September 30, 2008.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Important events and uncertainties that could cause the actual results, future dividends and distributions or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes, in particular catastrophes that are weather-related; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plan of our new insurance and reinsurance initiatives effectively, including the integration of those operations into our existing operations; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance businesses; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of estimates reported by cedants and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and LAE, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions including, but not limited to, the liquidity of financial markets and the level of volatility of interest rate fluctuations; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our insurance and reinsurance operating subsidiaries; and the impact of foreign currency fluctuations.

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

Overview

Summary Financial Results

We ended the third quarter of 2008 with a fully converted tangible book value per share of $16.56, a decrease of 8.5% for the past three months, 5.8% for the past nine months and 1.0% for the past twelve months, inclusive of dividends. The decrease in fully converted tangible book value per share experienced during the 2008 periods resulted from catastrophic storms in addition to net realized and unrealized investment losses.

Our comprehensive loss for the third quarter of 2008 was $142.0 million and our GAAP combined ratio was 149.6%, compared to comprehensive income of $102.0 million and a GAAP combined ratio of 57.9% for the comparable 2007 period.

Our underwriting results for the third quarter of 2008 included $151.9 million of net losses from hurricanes Gustav and Ike, partially offset by $23.1 million of prior year favorable loss development.  Our underwriting results for the third quarter of 2007 included a net loss of $11.4 million relating to July U.K. floods, partially offset by $4.6 million of prior year favorable loss development.

Our investment results for the third quarter of 2008 included $80.1 million of net realized and unrealized investment losses, compared to $14.0 million of net realized and unrealized investment gains for the comparable 2007 period. The net investment losses recorded in the third quarter of 2008 were comprised of $38.0 million in net losses from fixed maturities, $30.7 million in net losses from equity securities and $11.4 million in net losses from other investments.  The net investment gains recorded in the third quarter of 2007 were comprised of $19.0 million in net gains from fixed maturities, $4.9 million in net losses from equity securities and $0.1 million in net losses from other investments.

Our comprehensive loss for the first nine months of 2008 was $99.6 million and our GAAP combined ratio was 100.5%, compared to comprehensive net income of $226.1 million and a GAAP combined ratio of 64.3% for the first nine months of 2007.

Our underwriting results for the first nine months of 2008 included the significant net losses incurred during the 2008 third quarter, as described above, in addition to net losses of $14.4 million from European windstorm Emma and $48.8 million from several significant individual risk losses.  The 2008 net losses were offset by $71.9 million in year-to-date prior year favorable loss development.  Our underwriting results for the first nine months of 2007 included the net losses incurred during the 2007 third quarter, as described above, in addition to net losses of $35.0 million from European windstorm Kyrill and $30.5 million relating to June U.K. and Australian floods. The 2007 net losses were offset by $32.3 million in year-to-date prior year favorable loss development.

Our investment results for the first nine months of 2008 included $136.3 million of net realized and unrealized investment losses, compared to $24.1 million of net realized and unrealized investment gains during the comparable 2007 period. The net investment losses recorded in the first nine months of 2008 were comprised of $69.3 million in net losses from fixed maturities, $47.2 million in net losses from equity securities and $19.8 million in net losses from other investments.  The net investment gains recorded in the first nine months of 2007 were comprised of $10.5 million in net gains from fixed maturities, $13.7 million in net gains from equity securities and $0.1 in net losses from other investments.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share:

	Sept. 30, 2008	June 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Book value per share numerators (millions of dollars):

[A] Common Shareholders’ Equity	$1,413.5	$1,571.7	$1,653.1	$1,630.0
Intangible asset (1)	(4.8)	(4.8)	(4.8)	—
[B] Common Shareholders’ Equity, as adjusted	$1,408.7	$1,566.9	$1,648.3	$1,630.0

Book value per share denominators (thousands of shares):

Common shares outstanding	91,491	92,164	99,290	102,618
Common shares subject to the Share Issuance Agreement (2)	(7,920)	(7,920)	(7,920)	(7,920)
[C] Book value per share denominator	83,571	84,244	91,370	94,698

Common share obligations under benefit plans	1,502	1,901	1,109	1,030
[D] Fully converted book value per share denominator	85,073	86,145	92,479	95,728

Book value per share [A] / [C]	$16.91	$18.13	$18.09	$17.21
Fully converted book value per share [A] / [D]	16.61	17.76	17.88	17.03
Fully converted tangible book value per share [B] / [D]	16.56	17.71	17.82	17.03

Change in fully converted tangible book value per share: (3)
From June 30, 2008	(8.5)%
From December 31, 2007	(5.8)%
From September 30, 2007	(1.0)%

(1)	Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

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

The most significant price decline in 2007 was related to writings of collateralized property catastrophe retrocessional business which, from January 1, 2006 to June 30, 2007, was predominantly written by Blue Ocean Re. This was the first segment to show significant rate increases following the 2005 catastrophes and, likewise, its pricing has deteriorated most rapidly.  As a result, since the second half of 2007, Blue Ocean Re wrote no new business.

We assign a price index percentage to business which we renew. This index represents an internal subjective measure which takes into account both changes in pricing and terms and conditions which we observe.  This index does not reflect deteriorating pricing or terms of business we decline to renew.

During the first quarter of 2008, the period in which we write the majority of our annual premium, we observed an average renewal price index across our portfolio of minus 10%, with the U.S. market being slightly more competitive than other regions at an average of minus 11% versus an average of minus 9% for international accounts. Direct and facultative property business continued to be the single class showing the largest rate decline with an average decrease of minus 18%.  We also observed strong incumbent market retention within existing positions on desirable programs, which means that the Montpelier Bermuda segment was able to maintain and/or expand positions with its long-term target client base.  We also observed that aggregate demand was either static or decreasing in most catastrophe markets.

During the second quarter of 2008, we observed an average renewal price index of minus 9% in Property Catastrophe lines, minus 11% in Property Specialty lines, and minus 12% in Other Specialty lines.

During the third quarter of 2008, we observed an average renewal price index of minus 9% in Property Catastrophe lines, minus 9% in Property Specialty lines, and minus 11% in Other Specialty lines.

Gross premiums written during the three and nine months ended September 30, 2008 were down 20% and 5%, respectively, as compared to the same periods in 2007, as new writings within our Montpelier Syndicate 5151 and MUSIC segments did not fully offset the impact of the rate reductions previously discussed, and due to non-renewals for pricing reasons, business attrition due to larger ceding company retentions and the run-off of Blue Ocean.

Looking ahead to future periods, it is difficult to predict the amount of annual premiums we will write.  However, we believe that the recent widespread investment and catastrophe losses have weakened the balance sheets of many insurance and reinsurance companies and have reduced the reinsurance capacity provided by the capital markets. We see all of these factors as directly reducing the supply of capital which should, in turn, result in higher return hurdles.  Based on discussions with a variety of ceding companies, we also expect to see increased demand for reinsurance driven by several sources, including weaker capital adequacy positions and shrinking risk tolerances.

On October 23, 2008, we announced that we had received approval from Lloyd’s for the establishment of our own wholly-owned Managing Agent, MUA.  MUA will assume the management of Montpelier Syndicate 5151 for the 2009 underwriting year of account, with effect from January 1, 2009.

The formation of MUA represents the latest step in a series of strategic initiatives we began in mid 2006.  We now have operations in four countries employing three different insurance licenses.  As a result, we have become more optimistic in our outlook for 2009 as we expect to see increased opportunities for all of our underwriting platforms.

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

Exposure Management

We track gross reinsurance treaty contract limits which we deem exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of September 30, 2008, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Event / Resulting Market Loss	Our Average Market Share

U.S. Hurricane / $50 billion	0.7%

U.S. Earthquake / $50 billion	0.5%

Europe Windstorm / $20 billion	1.4%

The market share estimates above represent an estimate of our average market share across multiple event scenarios corresponding to industry losses of a given size.  However, it is important to note that our average market share may vary considerably within a particular territory depending on the specific characteristics of the event.  This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. Other factors contributing to such variation may include our decision to be overweight or underweight in certain regions within a territory.  For example, our market share for a large European wind event may differ depending on whether the majority of loss comes from the U.K. or from Continental Europe.  Additionally, our net market share may be impacted by the number and order of occurrence of catastrophic events during a year which could exhaust individual policy limits or trigger additional losses from certain policies offering second-event or aggregate protection.  Further, certain reinsurance we purchase may have geographic restrictions or provide coverage for only a single occurrence within the policy period.  Lastly, these estimates represent snapshots at a point in time.  The composition of our in-force portfolio will fluctuate due to the acceptance of new policies, the expiration of existing policies, and changes in our reinsurance program.

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

Consolidated Results of Operations

Our consolidated financial results for the three and nine months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Gross premiums written	$103.0	$128.3	$547.5	$577.5
Reinsurance premiums ceded	(11.3)	(9.7)	(79.8)	(103.0)
Net premiums written	91.7	118.6	467.7	474.5
Change in net unearned premiums	42.5	19.8	(74.0)	(64.3)
Net premiums earned	134.2	138.4	393.7	410.2

Net investment income	21.4	31.9	67.8	99.4
Net realized and unrealized investment gains (losses)	(80.1)	14.0	(136.3)	24.1
Net foreign exchange gains (losses)	(7.7)	6.9	(2.7)	5.6
Net income (expense) from derivative instruments	(3.0)	3.3	(4.4)	0.5
Other revenue	0.2	0.5	0.8	1.7
Total revenues	65.0	195.0	318.9	541.5

Underwriting expenses:
Loss and LAE – current year losses	184.2	41.7	333.8	179.2
Loss and LAE – prior year losses	(23.1)	(4.6)	(71.9)	(32.3)
Acquisition costs	22.0	20.0	62.3	58.3
General and administrative expenses	17.7	23.0	71.3	58.8
Non-underwriting expenses:
Interest and other financing expenses	6.4	8.6	20.2	25.3
Total expenses	207.2	88.7	415.7	289.3

Income (loss) before extraordinary item, minority interest and income taxes	(142.2)	106.3	(96.8)	252.2

Income tax provision	—	(0.1)	(0.1)	(0.1)
Income (loss) before extraordinary item and minority interest	(142.2)	106.2	(96.9)	252.1

Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	1.0	—
Minority interest expense – Blue Ocean	—	(4.9)	(1.9)	(26.8)
Net income (loss)	(142.2)	101.3	(97.8)	225.3

Other comprehensive income items	0.2	0.7	(1.8)	0.8
Comprehensive income (loss)	$(142.0)	$102.0	$(99.6)	$226.1

Loss and LAE ratio	119.9%	26.8%	66.5%	35.8%
Acquisition expense ratio	16.4%	14.5%	15.8%	14.2%
General and administrative expense ratio	13.3%	16.6%	18.2%	14.3%

GAAP combined ratio	149.6%	57.9%	100.5%	64.3%

I. Review of Underwriting Results - by Segment

We operate through four business segments, Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean. The Montpelier Bermuda segment includes the operations of Montpelier Re and MMSL; the Montpelier Syndicate 5151 segment includes the operations of MCL, Syndicate 5151, MUA, MUSL, MEAG and MUI; the MUSIC segment includes the operations of MUSIC; and the Blue Ocean segment includes the operations of Blue Ocean and Blue Ocean Re.  The Company, certain intermediate subsidiaries and reconciling items are collectively reported under the caption Corporate and Other.

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Gross premiums written	$76.6	$119.6	$454.8	$526.5
Reinsurance premiums ceded	(11.3)	(9.7)	(77.3)	(103.0)
Net premiums written	65.3	109.9	377.5	423.5
Change in unearned premiums	50.2	16.3	(32.0)	(64.2)
Net premiums earned	115.5	126.2	345.5	359.3

Loss and LAE – current year losses	(168.1)	(41.3)	(303.4)	(178.8)
Loss and LAE – prior year losses	21.9	4.6	70.6	32.3
Acquisition costs	(18.7)	(19.2)	(54.6)	(55.0)
General and administrative expenses	(7.6)	(13.9)	(30.9)	(38.5)

Underwriting income (loss)	$(57.0)	$56.4	$27.2	$119.3

Gross and Net Premiums Written

The following tables summarize gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended September 30,
($ in millions)	2008		2007

Property Catastrophe	$37.5	49%	$58.5	49%
Property Specialty	28.8	38	41.0	34
Other Specialty	10.3	13	20.1	17
Inter-segment reinsurance	—	—	—	—

Gross premiums written	76.6	100%	119.6	100%
Reinsurance premiums ceded	(11.3)		(9.7)
Net premiums written	$65.3		$109.9

	Nine Months Ended September 30,
($ in millions)	2008		2007

Property Catastrophe	$288.2	64%	$326.4	62%
Property Specialty	91.9	20	120.2	23
Other Specialty	69.4	15	79.9	15
Inter-segment reinsurance (1)	5.3	1	—	—

Gross premiums written	454.8	100%	526.5	100%
Reinsurance premiums ceded	(77.3)		(103.0)
Net premiums written	$377.5		$423.5

(1)	Represents an inter-segment reinsurance cover with Montpelier Syndicate 5151. This intercompany arrangement is eliminated in consolidation.

During the three and nine months ended September 30, 2008, gross premiums written within our Montpelier Bermuda segment decreased by approximately 36% and 14%, as compared to the same periods in 2007, respectively.

Property Catastrophe premiums written during the three and nine months ended September 30, 2008 decreased by 36% and 12%, respectively, over the comparable 2007 periods. The sharp decrease during the 2008 third quarter was due in part to our decision not to renew certain inwards retrocession treaties, partially offset by an increase in the amount of reinstatement premiums written. The 2008 third quarter and the year-to-date periods were also impacted by rate decreases in this line of business. Lastly, a small amount of Property Catastrophe premium that would have been written within this segment was written within our Montpelier Syndicate 5151 segment.

Property Specialty premiums written during the three and nine months ended September 30, 2008 decreased by 30% and 24%, respectively, over the comparable 2007 periods.  These decreases, which were largely concentrated within our direct and facultative lines within Property Specialty, were mainly due to the impact of significant rate reductions experienced during the periods as well as non-renewals due to inadequate terms and pricing.

Other Specialty premiums written during the three and nine months ended September 30, 2008 decreased by 49% and 13%, respectively, over the comparable 2007 periods. The sharp decrease in Other Specialty premiums written during the third quarter of 2008, versus the comparable 2007 period, resulted mainly from non-renewals due to inadequate terms and pricing.

Reinstatement premiums included in gross premiums written were $7.9 million and $3.7 million during the three months ended September 30, 2008 and 2007, respectively, and $7.2 million and $7.4 million during the nine months ended September 30, 2008 and 2007, respectively.  The reinstatement premiums recognized during the 2008 periods related primarily to hurricane Ike. The reinstatement premiums recognized during the first nine months of 2007 related primarily to European windstorm Kyrill and U.K. floods.

In the normal course of its business, Montpelier Bermuda purchases reinsurance in order to manage its exposures.  The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

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

During the three and nine months ended September 30, 2008, net premiums written within our Montpelier Bermuda segment decreased by approximately 41% and 11%, as compared to the same periods in 2007, respectively.  Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.  The level of reinstatement premiums received in future periods is also dependent upon the occurrence of catastrophic losses.

Net Premiums Earned

Net premiums earned during the three months ended September 30, 2008 and 2007 were $115.5  million and $126.2 million, respectively.  Net premiums earned during the nine months ended September 30, 2008 and September 30, 2007 were $345.5 million and $359.3 million, respectively. Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s net loss and LAE for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Loss and LAE - current year	$168.1	$41.3	$303.4	$178.8
Loss and LAE - prior year	(21.9)	(4.6)	(70.6)	(32.3)

Net Loss and LAE	$146.2	$36.7	$232.8	$146.5

Loss and LAE ratio	126.5%	29.1%	67.4%	40.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Current Year Loss Ratios by Line:
Property Catastrophe	194.5%	23.1%	86.3%	39.8%
Property Specialty	88.6%	30.8%	113.3%	43.0%
Other Specialty	19.5%	52.1%	59.1%	57.7%

Three Months Ended September 30, 2008 and 2007

Net loss and LAE relating to current year losses were $168.1 million and $41.3 million for the three months ended September 30, 2008 and 2007, respectively.  The sizable increase from 2007 to 2008 is primarily the result of hurricanes Ike and Gustav, which generated $143.7 million of net losses within the Montpelier Bermuda segment in the third quarter of 2008.  During the third quarter of 2007, we incurred a net loss of $11.4 million relating to the July U.K. floods.

Net favorable loss and LAE development relating to prior year losses was $21.9 million and $4.6 million for the three months ended September 30, 2008 and 2007, respectively.  A significant portion of the favorable development recognized in the third quarter of 2008 related to 2007 U.K. flood losses, 2007 European windstorm Kyrill and several large individual risk claims, as projected ultimate losses related to those events decreased from our prior estimates.

Reinsurance recoveries of $9.7 million and $0.7 million were included in Montpelier Bermuda’s loss and LAE for the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 and 2007

Net loss and LAE relating to current year losses were $303.4 million and $178.8 million for the nine months ended September 30, 2008 and 2007, respectively.  During the first nine months of 2008, significant net losses included the losses incurred during the 2008 third quarter, as previously described, in addition to net losses of $14.4 million from European windstorm Emma and $48.2 million from several significant individual risk net losses. During the nine months of 2007, significant net losses included the losses incurred during the 2007 third quarter, as previously described, in addition to $65.5 million of net losses from European windstorm Kyrill and June U.K. and Australian floods.

Net favorable loss and LAE development relating to prior year losses were $70.6 million and $32.3 million for the nine months ended September 30, 2008 and 2007, respectively. The favorable development recognized during the first nine months of 2008 included the favorable development recorded in the 2008 third quarter, as previously described, as well as an $8.0 million subrogation recovery, from a claim previously paid, which was recorded in the second quarter of 2008. In addition, during the first quarter of 2008, we recorded $4.9 million of unfavorable development, primarily as a result of an increase in claims emergence on certain individual risk losses.  The favorable development recognized during the first nine months of 2007 largely related to our direct and facultative book of business.

Reinsurance recoveries of $26.8 million and $6.7 million were included in Montpelier Bermuda’s loss and LAE for the nine months ended September 30, 2008 and 2007, respectively.

The following tables present information regarding Montpelier Bermuda’s gross and net unpaid loss and LAE reserves, by line of business, for the nine months ended September 30, 2008:

Gross Loss and Loss Adjustment Expense Reserves

(Millions)	Gross Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Gross Losses Paid During 2008	Estimated Ultimate Losses During 2008	Gross Reserves at Sept. 30, 2008

Property Catastrophe	$294.6	$(49.6)	$(102.4)	$182.9	$325.5
Property Specialty	259.4	(14.4)	(73.7)	110.0	281.3
Other Specialty	285.8	(11.2)	(34.9)	41.9	281.6
Total	$839.8	$(75.2)	$(211.0)	$334.8	$888.4

(Millions)	Gross IBNR at Sept. 30, 2008	Gross Case Reserves at Sept. 30, 2008	Gross Reserves at Sept. 30, 2008

Property Catastrophe	$238.4	$87.1	$325.5
Property Specialty	103.4	177.9	281.3
Other Specialty	195.1	86.5	281.6
Total	$536.9	$351.5	$888.4

As of September 30, 2008 and December 31, 2007, Montpelier Bermuda’s gross IBNR reserves represented 60% and 53% of its total gross reserves, respectively.  The increase in gross IBNR reserves (as a percentage of total gross reserves) experienced from period to period is largely the result of significant losses recorded during the third quarter of 2008 associated with hurricane Ike, the predominance of which were IBNR losses at September 30, 2008.

Net Loss and Loss Adjustment Expense Reserves

(Millions)	Net Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Net Losses Paid During 2008	Estimated Ultimate Losses During 2008	Net Reserves at Sept. 30, 2008
Property Catastrophe	$236.1	$(43.8)	$(82.5)	$172.9	$282.7
Property Specialty	195.2	(17.9)	(47.7)	93.4	223.0
Other Specialty	272.7	(8.9)	(34.8)	37.1	266.1
Total	$704.0	$(70.6)	$(165.0)	$303.4	$771.8

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Acquisition costs	$18.7	$19.2	$54.6	$55.0
General and administrative expenses	7.6	13.9	30.9	38.5

Expense ratio	22.8%	26.2%	24.7%	26.0%
Expense ratio (excluding profit commission)	21.6%	25.1%	23.6%	24.5%

Acquisition costs (which include brokerage costs, commissions and excise taxes, when applicable) are generally driven by contract terms and are normally a set percentage of gross premiums written. Acquisition costs consist of the net of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers. Commission revenue on purchased reinsurance covers is earned over the same period over which the corresponding premiums are expensed.

The decline in acquisition costs during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, is mainly due to a decline in net premiums written and a shift of the Montpelier Bermuda book of business away from quota share business towards excess of loss business, which has resulted in lower acquisition costs.

Profit commissions totaled $1.4 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $4.0 million and $5.6 million for the nine months ended September 30, 2008 and 2007, respectively.  Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as our estimates of loss and LAE fluctuate. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commission is expensed based on the estimated results of the subject contract.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Fixed expenses	$9.6	$11.4	$29.5	$32.8
Incentive compensation	(2.0)	2.5	1.4	5.7

General and administrative expenses	$7.6	$13.9	$30.9	$38.5

The decrease in fixed expenses during the 2008 periods, as compared to the 2007 periods, is primarily the result of a reduction in the marketing efforts of MMSL and lower intercompany allocations of information technology and risk modeling expenses to the Montpelier Bermuda segment, as our new operations gain significance and begin to bear a greater proportion of such costs. In addition, during the 2008 periods, Montpelier Bermuda received a $1.2 million U.K. value-added tax refund, the majority of which was recorded in the third quarter.

The significant decrease in incentive compensation during the 2008 periods, as compared to the 2007 periods, is due to a sharp reduction in incentive accruals made during the third quarter of 2008 resulting from the significant storm losses incurred during that period.  Additional reasons for the decreases are: (i) a further decrease in performance share expense due to a lower share price in the 2008 periods versus 2007; (ii) lower overall RSU expense in 2008 due to the timing of Montpelier Bermuda’s outstanding awards (RSU awards are more heavily amortized in the early stages of the award); and (iii) changes in assumptions made during the 2008 second quarter, including expected forfeitures, associated with outstanding RSUs.

MONTPELIER SYNDICATE 5151

Our underwriting results at Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Gross premiums written	$25.0	$8.7	$95.1	$8.7
Reinsurance premiums ceded	—	—	(7.8)	—
Net premiums written	25.0	8.7	87.3	8.7
Change in unearned premiums	(6.9)	(7.6)	(43.1)	(7.6)
Net premiums earned	18.1	1.1	44.2	1.1

Loss and LAE – current year losses	(15.6)	(0.4)	(29.7)	(0.4)
Loss and LAE – prior year losses	1.2	—	1.3	—
Acquisition costs	(3.2)	(0.1)	(7.3)	(0.1)
General and administrative expenses	(7.9)	(4.3)	(23.7)	(5.0)
Underwriting loss	$(7.4)	$(3.7)	$(15.2)	$(4.4)

Gross and Net Premiums Written

The following tables summarize gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended September 30,
($ in millions)	2008		2007

Property Catastrophe	$2.0	8%	$2.0	23%
Property Specialty	10.5	42	3.4	39
Other Specialty	12.5	50	3.3	38

Gross premiums written	25.0	100%	8.7	100%

Reinsurance premiums ceded	—		—
Net premiums written	$25.0		$8.7

	Nine Months Ended September 30,
($ in millions)	2008		2007

Property Catastrophe	$28.7	30%	$2.0	23%
Property Specialty	30.0	32	3.4	39
Other Specialty	36.4	38	3.3	38

Gross premiums written	95.1	100%	8.7	100%

Reinsurance premiums ceded	(2.5)
Inter-segment reinsurance premiums ceded (1)	(5.3)		—
Net premiums written	$87.3		$8.7

(1)	Represents an inter-segment reinsurance cover with Montpelier Bermuda. This intercompany arrangement is eliminated in consolidation.

During the three months ended September 30, 2008 and 2007, Montpelier Syndicate 5151 wrote $25.0 million and $8.7 million of gross premium, respectively, with its U.S.-based underwriters increasing their production to $10.7 million, versus $3.4 million produced during the 2007 period, and its U.K.-based underwriters increasing their production to $14.3 million, versus $5.3 million produced during the 2007 period. The premium written by its U.S.-based underwriters was focused within Property Specialty and Other Specialty lines and the premium written by its U.K.-based underwriters was focused within Other Specialty, particularly Marine & Engineering risks.  During the third quarter of 2008, Syndicate 5151’s gross premiums written within Property Catastrophe fell to 8% of its total premium written for the reasons described below.

During the nine months ended September 30, 2008 and 2007, Montpelier Syndicate 5151 wrote $95.1 million and $8.7 millions of gross premium, respectively, with its U.S.-based underwriters producing $28.2 million of the 2008 premium and its U.K.-based underwriters producing $66.9 million of the 2008 premium. During the nine months ended September 30, 2008, a significant amount of the premium written related to Property Catastrophe, with the majority of such writings representing premium written earlier in the year relating to worldwide risks that would have otherwise been written within our Montpelier Bermuda and Blue Ocean segments. The shift in Property Catastrophe writings from Montpelier Bermuda to Montpelier Syndicate 5151 was undertaken in order to bring that business closer to its local market.

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

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during the three months ended September 30, 2008 and 2007 were $18.1 million and $1.1 million, respectively.  Net premiums earned at Montpelier Syndicate 5151 during the nine months ended September 30, 2008 were $44.2 million. Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s net loss and LAE for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Loss and LAE - current year	$15.6	$0.4	$29.7	$0.4
Loss and LAE - prior year	(1.2)	—	(1.3)	—

Net loss and LAE	$14.4	$0.4	$28.4	$0.4

Loss and LAE ratio	79.6%	36.4%	64.3%	36.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Current Year Loss Ratios by Line
Property Catastrophe	38.3%	n/m	24.7%	n/m
Property Specialty	158.5%	n/m	114.8%	n/m
Other Specialty	72.1%	n/m	79.7%	n/m

n/m - not meaningful due to the de minimis amount of premium written by Montpelier Syndicate 5151 during the period.

Net loss and LAE relating to current year losses totaled $15.6 million and $0.4 million for the three months ended September 30, 2008 and 2007.  The net loss and LAE incurred in the 2008 period includes $8.2 million of net losses relating to hurricanes Gustav and Ike, partially offset by $1.2 million of favorable loss development relating to prior year losses. Of the total current year net loss and LAE recorded during the three months ended September 30, 2008, $11.2 million related to business underwritten by our U.S.-based underwriters and $4.4 million related to business underwritten by our U.K.-based underwriters.

Net loss and LAE relating to current year losses were $29.7 million for the nine months ended September 30, 2008.  The net loss and LAE incurred in this period includes $8.2 million of net losses relating to hurricanes Gustav and Ike, partially offset by $1.3 million of favorable loss development relating to prior year losses.  Of the total current year loss and LAE recorded during the nine months ended September 30, 2008, $17.6 million related to business underwritten by our U.S. underwriters and $12.1 million related to business underwritten by our U.K. underwriters.

The following tables present information regarding Montpelier Syndicate 5151’s gross and net unpaid loss and LAE reserves, by line of business, for the nine months ended September 30, 2008:

Gross Loss and Loss Adjustment Expense Reserves

(Millions)	Gross Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Gross Losses Paid During 2008	Estimated Ultimate Losses During 2008	Gross Reserves at Sept. 30, 2008

Property Catastrophe	$0.5	$(0.1)	$—	$4.3	$4.7
Property Specialty	2.1	(1.3)	(1.3)	13.2	12.7
Other Specialty	1.6	0.1	(0.3)	12.2	13.6
Total	$4.2	$(1.3)	$(1.6)	$29.7	$31.0

(Millions)	Gross IBNR at Sept. 30, 2008	Gross Case Reserves at Sept. 30, 2008	Gross Reserves at Sept. 30, 2008

Property Catastrophe	$4.7	$—	$4.7
Property Specialty	11.3	1.4	12.7
Other Specialty	13.0	0.6	13.6
Total	$29.0	$2.0	$31.0

Net Loss and Loss Adjustment Expense Reserves

(Millions)	Net Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Net Losses Paid During 2008	Estimated Ultimate Losses During 2008	Net Reserves at Sept. 30, 2008

Property Catastrophe	$0.5	$(0.1)	$—	$4.3	$4.7
Property Specialty	2.1	(1.3)	(1.3)	13.2	12.7
Other Specialty	1.6	0.1	(0.3)	12.2	13.6
Total	$4.2	$(1.3)	$(1.6)	$29.7	$31.0

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Acquisition costs	$3.2	$0.1	$7.3	$0.1
General and administrative expenses	7.9	4.3	23.7	5.0

Acquisition costs (which include brokerage costs, commissions and excise taxes, when applicable) are generally driven by contract terms and are normally a set percentage of gross premiums written. Acquisition costs consist of the net of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers. Commission revenue on purchased reinsurance covers is earned over the same period over which the corresponding premiums are expensed.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Fixed expenses	$8.0	$3.9	$20.8	$4.4
Incentive compensation	(0.1)	.4	2.9	0.6

General and administrative expenses	$7.9	$4.3	$23.7	$5.0

A significant portion of Montpelier 5151’s fixed expenses relate to salaries and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland, as well as from intercompany allocations of information technology and risk modeling expenses. These fixed expenses have been increasing in response to the expansion of Montpelier Syndicate 5151’s U.S. and U.K. operations during the past year.

In addition, fixed expenses incurred during the three months ended September 30, 2008 and 2007, include Lloyd’s fees of $1.9 million and $1.1 million, respectively, and management fees relating to Spectrum of $1.2 million and $0.7 million, respectively.  These fees are largely tied to Montpelier Syndicate 5151’s underwriting capacity which has increased from 2007 to 2008.  Fixed expenses incurred during the nine months ended September 30, 2008 include Lloyd’s fees of $5.8 million and management fees relating to Spectrum $3.8 million.

Incentive compensation represents annual bonus and RSU accruals for Montpelier Syndicate 5151 employees.  During the third quarter of 2008, Montpelier Syndicate 5151 had a sharp reduction in incentive accruals resulting from the significant storm losses incurred during that period.

MUSIC

Our underwriting results at MUSIC for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Gross premiums written	$1.4	$—	$2.8	$—
Reinsurance premiums ceded	—	—	—	—
Net premiums written	1.4	—	2.8	—
Change in unearned premiums	(0.8)	—	(1.9)	—
Net premiums earned	0.6	—	0.9	—

Loss and LAE – current year losses	(0.5)	—	(0.7)	—
Loss and LAE – prior year losses	—	—	—	—
Acquisition costs	(0.1)	—	(0.2)	—
General and administrative expenses	(1.3)	—	(3.3)	—
Underwriting loss	$(1.3)	$—	$(3.3)	$—

MUSIC wrote $1.4 million and $2.8 million of premium and earned $0.6 million and $0.9 million of premium during the three and nine months ended September 30, 2008, respectively.  Loss and LAE and acquisition costs, were in line with earned premium. MUSIC’s underwriting loss of $1.3 million and $3.3 million for the three and nine months ended September 30, 2008, respectively, resulted from general and administrative costs associated with establishing MUSIC’s underwriting and operational platform.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Millions)	2008	2007	2008	2007

Fixed expenses	$1.2	$—	$3.1	$—
Incentive compensation	0.1	—	0.2	—

General and administrative expenses	$1.3	$—	$3.3	$—

BLUE OCEAN

Our underwriting results at Blue Ocean for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Gross premiums written	$—	$—	$0.1	$42.3
Reinsurance premiums ceded	—	—	—	—
Net premiums written	—	—	0.1	42.3
Change in unearned premiums	—	11.1	3.0	7.5
Net premiums earned	—	11.1	3.1	49.8

Loss and LAE – current year losses	—	—	—	—
Loss and LAE – prior year losses	—	—	—	—
Acquisition costs	—	(0.7)	(0.2)	(3.2)
General and administrative expenses	(0.1)	(4.0)	(0.8)	(11.1)
Underwriting income (loss)	$(0.1)	$6.4	$2.1	$35.5

Blue Ocean was formed in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following hurricanes Katrina, Rita and Wilma in 2005. While early pricing conditions for this segment were strong, increased competition and weaker demand experienced at the end of 2006 and throughout 2007 adversely impacted pricing.  As a result, during 2007, Blue Ocean began returning capital to its shareholders and Blue Ocean Re ceased writing new business.

On June 5, 2008, the Company acquired all the outstanding common shares of Blue Ocean.  See Note 1.

Blue Ocean did not incur any losses during the periods presented.

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate subsidiaries and reconciling items, is not considered to be an operating segment of our business. The underwriting results of Corporate and Other principally reflect general and administrative expenses in support of Montpelier’s various operating companies.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Fixed expenses	$3.6	$1.4	$10.7	$5.7
Incentive compensation	(2.8)	3.3	2.3	9.0
Management services	—	(3.9)	(0.4)	(10.5)

General and administrative expenses	$0.8	$0.8	$12.6	$4.2

The significant increase in fixed expenses during the 2008 periods, as compared to the 2007 periods, is largely the result of an increase in salaries and benefits, which totaled $1.9 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and $5.6 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively. Within the past several months, the Company has hired additional finance, risk management and legal personnel in support of its new insurance and reinsurance initiatives and has promoted certain corporate officers in connection with its 2008 succession planning actions. In addition, the Company incurred additional legal expenses during the third quarter of 2008 associated with its pending arbitration with MPCL.  Other fixed expenses include director fees, corporate insurance, audit fees and fees associated with being a publicly traded company.

The decrease in incentive compensation during the three and nine months ending September 30, 2008, versus the comparable 2007 periods, is due to a sharp reduction in incentive accruals made during the third quarter of 2008 resulting from the significant storm losses incurred during that period.  In addition, the decrease in incentive compensation during the nine months ended September 30, 2008 also resulted from changes in assumptions, including expected forfeitures, made during the second quarter of 2008 associated with outstanding RSUs.

Management services principally represent underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees provided to Blue Ocean.  The decrease in fees earned from the 2007 periods to the 2008 periods is due to Blue Ocean ceasing its reinsurance writings during the second half of 2007.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our net investment income and total investment return for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Investment income	$23.3	$33.4	$73.2	$104.6
Investment expenses	(1.9)	(1.5)	(5.4)	(5.2)
Net investment income	21.4	31.9	67.8	99.4

Net realized investment gains (losses)	(29.4)	2.7	(24.4)	20.0
Net unrealized investment gains (losses)	(50.7)	11.3	(111.9)	4.1
Net foreign exchange gains (losses) on investments	(5.5)	5.8	(0.8)	8.2
Change in the fair value of Symetra	0.4	0.7	(1.7)	0.8
Total investment return ($)	$(63.8)	$52.4	$(71.0)	$132.5

Weighted average investment portfolio value, including cash	$2,559.7	$2,912.6	$2,671.3	$3,006.7
Total return on investments (%)	-2.5%	1.8%	-2.7%	4.4%

Our total investment return for the three and nine months ended September 30, 2008 was significantly lower than that of the comparable periods of 2007, due primarily to reductions in net investment income and sizable net realized and unrealized losses experienced during the 2008 periods.

The decreases in net investment income from the 2007 periods to the 2008 periods resulted from a repositioning of our fixed maturity portfolio towards cash and cash equivalents, which, as a result of sharp decreases in short-term interest rates experienced throughout 2008, generated significantly less investment income during the 2008 periods versus the 2007 periods.  In addition, from 2007 to 2008, we steadily decreased our participation in a securities lending program and, in August 2008, we terminated the program.  Fees earned from our securities lending activities are a component of our net investment income.

Net realized investment losses recorded during the three and nine months ended September 30, 2008 of $29.4 million and $24.4 million, respectively, principally resulted from $16.8 million in losses recorded during the third quarter within our fixed maturity portfolio resulting from the bankruptcy of Lehman Brothers and an $8.8 million loss recorded during the 2008 third quarter attributable to a limited partnership interest specializing in leveraged bank loans.  Net realized investment gains recorded during the three and nine months ended September 30, 2007 of $2.7 million and $20.0 million, respectively, principally resulted from sales of equity securities, the majority of which were undertaken in the first and second quarters of 2007.

Net unrealized investment losses of $50.7 million recorded in the third quarter of 2008  were comprised of $17.2 million in losses from fixed maturities, $30.9 million in losses from equity securities and $2.6 million in losses from other investments.  Net unrealized investment losses of $111.9 million recorded in the first nine months of 2008 were comprised of $44.6 million in losses from fixed maturities, $56.3 million in losses from equity securities and $11.0 million in losses from other investments. Net unrealized investment gains of $11.3 million recorded in the third quarter of 2007 were comprised of $17.6 million in gains from fixed maturities, $6.2 million in losses from equity securities and $0.1 million in losses from other investments.  Net unrealized investment gains of $4.1 million recorded in the first nine months of 2007 were comprised of $5.6 million gains from fixed maturities, $1.4 million in losses from equity securities and $0.1 million in losses from other investments.

The sizable net unrealized losses experienced during the 2008 periods within our fixed maturity portfolio, namely our mortgage and asset-backed securities, corporate bonds and government-sponsored enterprise securities, were largely the result of widening credit spreads between the yields on those securities versus that of U.S. treasuries.

As of September 30, 2008, our fixed maturity portfolio also contained certain securities with exposure to the sub-prime mortgage market and the Alternative-A mortgage market which collectively totaled $28.6 million.  All of these securities are currently rated AAA and had an amortized cost of $30.2 million at September 30, 2008.

The net unrealized losses we experienced within our equity portfolio during the three and nine months ended September 30, 2008 were largely consistent with the declines of the overall U.S. equity market during those periods.

The net unrealized losses experienced during the three and nine months ended September 30, 2008 within our other investments were the result of decreases in the value of our alternative investments, primarily our recent investments in distressed mortgage obligations.

We experienced net foreign exchange losses on our investment portfolio of $5.5 million and $0.8 million during the three and nine month periods ended September 30, 2008, respectively, as the dollar strengthened against many foreign currencies during those periods.  We experienced net foreign exchange gains on our investment portfolio of $5.8 million and $8.2 million during the three and nine month periods ended September 30, 2007, respectively.

During the three and nine months ended September 30, 2008, we recorded a $0.4 million unrealized gain and a $1.7 million unrealized loss from our investment in Symetra, respectively.  During the three and nine months ended September 30, 2007, we recorded unrealized losses of $0.7 million and $0.8 million from our investment in Symetra, respectively.

As of September 30, 2008, 10.6% of our total invested assets measured at fair value were considered to be Level 3 assets as defined in FAS 157.  As of December 31, 2007, 12.6% of our total invested assets measured at fair value were considered to be Level 3 assets as defined in FAS 157.  Our investments classified as Level 3 at September 30, 2008, primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, warrants to acquire equity securities and certain non-U.S. equity securities; and (iii) with respect to other investments, our investment in Symetra.

On October 14, 2008, the Company was notified that one of its investments in limited partnerships, a leveraged bank loan fund (the “Loan Fund”), was forced to sell some of its assets at distressed prices in order to meet current and anticipated margin calls.  The margin calls resulted from abrupt and adverse changes in market conditions experienced post-September 30, 2008.  The Company currently anticipates that it will likely incur a significant realized loss from the Loan Fund during the fourth quarter of 2008.

The Company’s total investment commitment to the Loan Fund was $25.0 million, which was fully funded at September 30, 2008. As of the date of this report, the amount of future loss that the Company will incur from its investment in the Loan Fund was not determinable, however, the amount of such loss cannot exceed the Company’s carrying value of $16.2 million at September 30, 2008.

Net Foreign Exchange Gains (Losses)

Net foreign exchange losses during the three and nine months ended September 30, 2008, were $7.7 million and $2.7 million, respectively.  Net foreign exchange gains during the three and nine months ended September 30, 2007, were $6.9 million and $5.6 million, respectively. Our net foreign exchange gains and losses arise from the effects of fluctuations in exchange rates relating to our investments, premiums receivable and loss reserves that are denominated in foreign currencies. The foreign exchange gains (losses) during the periods presented are primarily due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact.

Our investments, premiums receivable and loss reserves denominated in currencies other than the U.S. dollar are exposed to foreign currency risk as fluctuations in exchange rates may affect our financial results in the future.  As a result, from time to time, we have entered into foreign currency exchange agreements as described in Note 6.

Net Income (Expense) From Derivative Instruments

Our net expense from derivative instruments during the three month and nine months ended September 30, 2008, was $3.0 million and $4.4 million, respectively.  Our net income from derivative instruments during the three and nine months ended September 30, 2007, was $3.3 million and $0.5 million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is principally comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms and advisory fees earned by Montpelier for catastrophe modeling services provided to a third party. The following table summarizes our other revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Interest on funds advanced and other	$0.1	$0.4	$0.5	$1.6
Services provided to third parties	0.1	0.1	0.3	0.1

Other revenue	$0.2	$0.5	$0.8	$1.7

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007

Interest expense - Senior Notes	$3.8	$3.8	$11.5	$11.5
Interest expense - Junior Subordinated Debt Securities	2.2	2.2	6.5	6.5
Interest expense - Blue Ocean Debt	—	1.4	0.2	4.2
Letter of credit fees and other financing expenses	0.4	1.2	2.0	3.1

Total interest and other financing expenses	$6.4	$8.6	$20.2	$25.3

Our interest and other financing expenses were lower during the three and nine months ended September 30, 2008, as compared to the comparable 2007 periods, due primarily to the repayment of the Blue Ocean Debt and the cancellation of Blue Ocean’s letter of credit facility, both of which occurred in January 2008.

Income Taxes

MCL, MUA and MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  Due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established a $1.2 million U.K. deferred tax asset valuation allowance at September 30, 2008, of which $0.4 million was recorded during the nine months ended September 30, 2008.  This net operating loss may generally be carried forward to offset future U.K. income tax liabilities for an indefinite period of time.

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  Due to the start-up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established a $6.1 million U.S. deferred tax asset valuation allowance at September 30, 2008, of which $4.3 million was recorded during the nine months ended September 30, 2008.  This net operating loss may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes.  During the nine months ended September 30, 2008, such state and local income taxes totaled $0.1 million.

MMSL is subject to U.K. income taxes which, during the nine months ended September 30, 2007, totaled $0.1 million.

MEAG is subject to Swiss income taxes which, for each of the periods presented, were de minimis.

Minority Interest Expense

Our minority interest expense for the nine months ended September 30, 2008 of $1.9 million and our minority interest expense for the three and nine months ended September 30, 2007 of $4.9 million and $26.8 million, respectively, represents the portion of Blue Ocean’s net income attributable to its minority shareholders.  As a result of the Blue Ocean Transaction, we incurred no minority interest expense for the three months ended September 30, 2008.

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

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of loss and LAE, acquisition costs, operating expenses, investment purchases, dividends and distributions paid by the Company.

As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration to preserve capital and provide us with adequate liquidity for the settlement of our expected liabilities.  As of September 30, 2008, our cash, cash equivalents and fixed maturities totaling $2,092.9 million had an average credit quality of AA+ and an average duration of 1.4 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

Since the Company’s inception, we have been able to meet all of our cash obligations.  We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of September 30, 2008 and December 31, 2007:

	Sept. 30,	Dec. 31,
(Millions)	2008	2007

Senior Notes	$249.4	$249.3
Junior Subordinated Debt	103.1	103.1
Blue Ocean Debt	—	75.0
Total Debt	352.5	427.4

Minority Interest - Blue Ocean	—	88.7
Common Shareholders’ Equity	1,413.5	1,653.1

Total Capital	$1,766.0	$2,169.2

Our common shareholders’ equity at September 30, 2008 was $1,413.5 million, which is net of an accumulated retained deficit of $160.6 million. Our total capital decreased by $403.2 million from December 31, 2007, as we experienced a comprehensive loss of $99.6 million, we repurchased $125.7 million of our common shares, we declared $19.2 million in dividends to our common shareholders, we repaid the Blue Ocean Debt, we paid dividends and made capital distributions to Blue Ocean’s minority shareholders and we acquired all the outstanding capital shares of Blue Ocean from its minority shareholders..

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

Montpelier Re’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by these independent rating agencies. In the event that Montpelier Re is downgraded below A- by Standard & Poor’s or A.M. Best, we believe our ability to write business through Montpelier Re would be adversely affected. In the normal course of business, we evaluate Montpelier Re’s capital needs to support the amount of business it writes in order to maintain its claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance Montpelier Re’s existing ratings.

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

Syndicate 5151

Syndicate 5151, as is the case with all Lloyd’s syndicates, benefits from Lloyd’s central resources, including the Lloyd’s brand, its network of global licences and the Lloyd’s Central Fund. The Lloyd’s Central Fund is available at the discretion of the Council of Lloyd’s to meet any valid claim that cannot be met by the resources of any member. As all Lloyd’s policies are ultimately backed by this common security, the Lloyd’s single market rating can be applied to all syndicates, including Syndicate 5151, equally.  Lloyd’s is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A+” by Standard & Poor’s (Strong, with a stable outlook) and “A+” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A+” is the fifth highest of twenty-one Standard & Poor’s financial strength ratings and “A+” is the fifth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had entered into several derivative transactions as described in Note 6.  The ILW Swap, the CAT Bond Protection, the Foreign Exchange Contracts, the Investment Options and Futures and the Forward Sale Agreements and the Share Issuance Agreement each constitute off-balance sheet arrangements.

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

Cash Flows

For the nine months ended September 30, 2008

Our cash flows provided from operations totaled $108.9 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $166.6 million.

Our cash flows provided from investing activities totaled $491.3 million, resulting from the following:

•	we received $534.8 million from net sales and maturities of fixed maturities,

•	we made $220.0 of net purchases of equity securities and other investments, of which $71.4 million represented the purchase of CAT Bonds from our former CAT Bond Facility,

•	we had $193.4 million in net dispositions of securities lending collateral,

•	we paid $1.0 million in connection with the termination of our securities lending program,

•	we paid $30.5 million to Blue Ocean’s minority shareholders pursuant to the Blue Ocean Transaction,

•	we had a $27.2 million reduction in our restricted cash,

•	we purchased $12.6 million of capitalized assets.

Our cash flows used for financing activities totaled $478.8 million, resulting from the following:

•	we paid $21.5 million in dividends to our common shareholders and repurchased $129.8 million of our common shares,

•

we repaid the $75.0 million Blue Ocean Debt, made $38.1 million in cash distributions to Blue Ocean’s minority common shareholders and paid $21.0 million in dividends and redemptions to Blue Ocean’s minority preferred shareholders,

•	we had a $193.4 million net reduction in securities lending payable.

For the nine months ended September 30, 2007

Our cash flows provided from operating activities totaled $68.4 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $283.7 million.

Our cash flows provided from investing activities totaled $411.6 million, resulting from the following:

•	we received $227.1 million from net sales and maturities of fixed maturities,

•	we made $19.7 million of net purchases of equity securities and other investments,

•	we had $179.0 million in net dispositions of securities lending collateral,

•	we had a $27.9 million reduction in our restricted cash,

•	we purchased $2.7 million of capitalized assets.

Our cash flows used for financing activities totaled $455.7 million which resulted from the following:

•	we paid $22.7 million in dividends to our common shareholders and warrant holders and repurchased common shares and warrants for $72.3 million,

•	we paid $135.2 million in cash distributions to Blue Ocean’s minority common shareholders and paid $46.5 million in dividends and redemptions to Blue Ocean’s minority preferred shareholders,

•	we had a $179.0 million net reduction in securities lending payable.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at September 30, 2008 ($ in millions):

Fair Value at Sept. 30, 2008

Rating / Type
U.S. Government and agencies (AAA)	$459.9
AAA	635.3
AA	119.6
A	162.2
BBB	76.7
below BBB	11.4
not rated (primarily participation in bank loans)	55.8

Total fixed maturities	$1,520.9

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

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the nine months ended September 30, 2008.  As of September 30, 2008, our best estimate for gross loss and LAE reserves was $931.6 million and our best estimate for net unpaid loss and LAE reserves was $803.5 million.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of September 30, 2008, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $80.4 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense, income taxes or certain corporate expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2007 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2008, there were no material changes in our market risks as described in our 2007 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2008, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with our net loss and LAE reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, we received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”).  The notice involves two contracts pursuant to which we purchased reinsurance protection from MPCL (the “Disputed Contracts”).  MPCL seeks in the arbitration to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney’s fees, interest, costs and bad faith damages.

Subject to purported reservation of rights, MPCL has to-date paid to us $25.5 million in respect of ceded claims under the Disputed Contracts, which is net of deposit, reinstatement and additional premiums.

In the event that MPCL is awarded rescission of the Disputed Contracts, the reduction in our total losses expected to be ceded under the Disputed Contracts, net of reinsurance premiums earned and accrued, would total $73.0 million.

We believe that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable.  In addition, we intend to seek relief from MPCL for our attorney’s fees and interest costs.  In the circumstances, we believe that the results of the arbitration will not have a materially adverse effect on our financial condition, results of operations or cash flows.

Although directions have been given in the arbitration, we do not expect substantive hearings to begin until mid-2009.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s purchases of its common shares during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

July 1, 2008 to July 31, 2008	672,604	$14.87	672,604

August 1, 2008 to August 31, 2008	—	—	—

September 1, 2008 to September 30, 2008	—	—	—

Total	672,604	$14.87	672,604	$110,574,380

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

Exhibit
Number	Description of Document
11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

		Name:	Michael S. Paquette
		Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 6, 2008