Form 10-K
period 2008-12-31
MONTPELIER RE HOLDINGS LTD
filed 2009-02-27
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2008, was $910,734,163.

As of February 25, 2009, 92,175,879 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Montpelier Re Holdings Ltd.’s Annual Meeting of Shareholders, to be held May 20, 2009, is incorporated by reference in Part III of this Form 10-K to the extent described therein.

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the United States (the “U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See “Risk Factors” contained in Item 1A herein for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause our actual results, future dividends or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes, in particular catastrophes that are weather-related; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of Syndicate 5151 and MUSIC effectively; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our reinsurance and insurance operating subsidiaries; and the impact of foreign currency fluctuation.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.           Business

OVERVIEW

The Company

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as an exempted Bermuda limited liability company under the laws of Bermuda on November 14, 2001.  The Company, through its subsidiaries in Bermuda, the U.S., the United Kingdom (the “U.K.”) and Switzerland (collectively “Montpelier”), provides customized and innovative reinsurance and insurance solutions to the global market.

At December 31, 2008 and 2007, the Company had $2,797.6 million and $3,525.2 million of consolidated total assets, respectively, and shareholders’ equity of $1,357.6 million and $1,653.1 million, respectively. The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

Our Operating Segments

We currently operate through four operating segments consisting of Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean.  Each of our operating segments is a separate underwriting platform through which we write reinsurance and insurance business.  In addition to our operating segments, the activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and service charges are collectively referred to as “Corporate and Other.”

Detailed financial information about each of our operating segments for the three years ended December 31, 2008 is presented in Note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K.  During 2008, we changed the composition of our operating segments. All prior periods presented have been re-segmented to conform with the current presentation.

The nature and composition of each of our operating segments and our Corporate and Other activities are as follows:

Montpelier Bermuda

Our Montpelier Bermuda segment consists of the collective operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Marketing Services Limited (“MMSL”).

Montpelier Re, our principal wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite attractive reinsurance and insurance opportunities by utilizing proprietary risk pricing and capital allocation models and catastrophe modeling tools.

 MMSL, our wholly-owned U.K. company based in London, provides marketing services to Montpelier Re.

At December 31, 2008 and 2007, our Montpelier Bermuda segment had $2,584.7 million and $3,168.9 million of total assets, respectively, and shareholder’s equity of $1,620.3 million and $1,895.1 million, respectively.

Montpelier Syndicate 5151

Our Montpelier Syndicate 5151 segment consists of the collective operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited (“MCL”),  Montpelier Underwriting Agencies Limited (“MUA”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”) and Montpelier Europa AG (“MEAG”).

Syndicate 5151, our wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established on July 1, 2007. Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and a limited amount of specialty casualty classes sourced from the London, U.S. and European markets.

MCL, our wholly-owned U.K. company based in London, serves as Syndicate 5151’s sole corporate member.

MUA, our recently established, wholly-owned Lloyd’s Managing Agent based in London, currently manages Syndicate 5151. Through December 31, 2008, Syndicate 5151 was managed by Spectrum Syndicate Management Limited (“Spectrum”), a third-party Lloyd’s Managing Agent, also based in London.

MUSL, our wholly-owned U.K. company based in London, provides support services to Syndicate 5151 and MUA.

MUI and MEAG serve as our wholly-owned Lloyd’s Coverholders, meaning that they are each authorized to enter into contracts of reinsurance and insurance and/or issue documentation on behalf of Syndicate 5151. MUI, our wholly-owned U.S. company based in Hartford, Connecticut, underwrites reinsurance and insurance business through managing general agents and intermediaries with a focus on program business.  MEAG, our wholly-owned Swiss company based in Zug, focuses on reinsurance and insurance markets in Continental Europe and the Middle East.  MEAG also provides marketing services to Syndicate 5151 and, to a lesser extent, Montpelier Re.

At December 31, 2008 and 2007, our Montpelier Syndicate 5151 segment had $96.3 million and $21.4 million of total assets, respectively, and a shareholder’s deficit of $9.1 million and $10.0 million, respectively.

MUSIC

Our MUSIC segment consists solely of the operations of Montpelier U.S. Insurance Company (“MUSIC”), our wholly-owned U.S. company based in Scottsdale, Arizona.

MUSIC, formerly known as General Agents Insurance Company of America, Inc., is an Oklahoma domiciled stock property and casualty insurance corporation that we acquired from GAINSCO, Inc. (“GAINSCO”) on November 1, 2007.  MUSIC is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 43 additional states and the District of Columbia. At the time of acquisition, MUSIC had no employees or in force premium. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

At December 31, 2008 and 2007, our MUSIC segment had $68.8 million and $72.9 million of total assets, respectively, and shareholder’s equity of $49.1 million and $53.9 million, respectively.

Blue Ocean

Our Blue Ocean segment consists of the collective operations of Blue Ocean Re Holdings Ltd. (“Blue Ocean”) and Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).

Blue Ocean, our wholly-owned Bermuda company based in Pembroke, Bermuda,  is a holding company that owns Blue Ocean Re which is also based in Pembroke, Bermuda. Blue Ocean Re had, in the past, provided property catastrophe retrocessional reinsurance and was formerly registered as a Bermuda Class 3 insurer. Blue Ocean Re was deregistered as a Bermuda insurer in 2008.

We acquired all the outstanding share capital of Blue Ocean in June 2008 (the “Blue Ocean Transaction”).  Prior to the Blue Ocean Transaction, we owned 42.2% of Blue Ocean’s outstanding common shares. Prior to Blue Ocean’s repurchase of all its outstanding preferred shares on January 11, 2008, we owned 33.6% of such preferred shares.

Prior to Blue Ocean becoming a wholly-owned subsidiary, it was considered a “variable interest entity” as defined under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, entitled “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 as amended” and was consolidated into our financial statements.

At December 31, 2008 and 2007, our Blue Ocean segment had $1.2 million and $240.4 million of total assets, respectively, and shareholder’s equity of $1.1 million and $135.2 million, respectively.

Corporate and Other

Our Corporate and Other activities consist of the operations of the Company and certain of our intermediate holding and service companies including Montpelier Technical Resources Ltd. (“MTR”) and Montpelier Agency Ltd. (“MAL”).

MTR, our wholly-owned U.S. company based in Woburn, Massachusetts, provides accounting, finance, risk management, advisory and information technology services to many of our subsidiaries.

MAL, our wholly-owned Bermuda company based in Pembroke, Bermuda, provided Blue Ocean with underwriting, risk management, claims management, ceded retrocession management, actuarial and accounting services. MAL has conducted no significant operations subsequent to the Blue Ocean Transaction.

Our Strategy and Operating Principles

We manage our business by the following tenets:

Maintaining a Strong Balance Sheet.  We focus on maintaining a strong balance sheet in support of our underwriting activities and actively manage our capital with a view towards maximizing our fully-converted book value per share based on prudent risk tolerances. Our capital currently consists of our shareholders’ equity, debt and contingent capital (our forward sale and share issuance agreements).   Also, as part of our capital management strategy, we may choose to reduce debt or return some capital to shareholders through dividends, distributions or share repurchases.

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

Combining Subjective Underwriting Methods With Objective Modeling Tools.   We seek to exploit pricing inefficiencies that may exist in the market from time to time. To achieve this, we disseminate market information to our underwriting teams and facilitate personal contact among our underwriters. Generally, our underwriters use risk modeling tools, both proprietary and third-party, together with their market knowledge and judgment, and seek to achieve the highest available price per unit of risk assumed.

Developing and Maintaining a Balanced Portfolio of Reinsurance and Insurance Risks.  We aim to maintain a balanced portfolio of risks, diversified by product, geography and marketing source within each chosen class of business.  We employ risk management techniques to monitor correlation risk and seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes experiencing attractive conditions and avoid those classes suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value, however we may be overweight in certain classes, products and geographies from time to time based on market opportunities.

Delivering Customized, Innovative and Timely Reinsurance and Insurance Solutions for Our Clients.  We aim to be a premier provider of global property and casualty reinsurance and insurance products and aim to provide superior customer service. Our objective is to solidify long-term relationships with brokers and clients while developing an industry reputation for innovative and timely quotes for difficult technical risks.

Property and Casualty Insurance and Reinsurance in General

Property and casualty insurers write insurance policies in exchange for premiums paid by the policyholder.  An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under the contract.  Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property.  Casualty insurance typically covers the financial consequences of losses to a third-party that are the direct result of unforeseen accidents.

Property and casualty reinsurers assume, from insurance and reinsurance companies (referred to as ceding companies), all or a portion of the insurance risks that the ceding company has underwritten under one or more insurance policies.  In return, the reinsurer receives a premium for the risks that it assumes from the ceding company.  Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks, and providing catastrophe protections from larger or multiple losses.  Reinsurance can also provide a ceding company with additional underwriting capacity permitting it to accept larger risks and/or write more business than would be possible without an accompanying increase in its capital or surplus.  Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from ceding companies.  Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

Insurance and reinsurance companies derive substantially all of their revenues from earned premiums, net investment income and net gains and losses from investment securities. Earned premiums represent premiums received from policyholders and ceding companies, which are recognized as revenue over the period of time that coverage is provided (i.e., ratably over the life of the policy).  In insurance and reinsurance operations, “float” arises when premiums are received before losses are paid, an interval that sometimes extends over many years. During that time, the insurer invests the money, earns investment income and may generate investment gains and losses.

Insurance and reinsurance companies incur a significant amount of their total expenses from policyholder and assumed reinsurance losses, commonly referred to as “claims”. In settling claims, various loss adjustment expenses (“LAE”) are incurred, such as claim adjusters’ fees and litigation expenses. In addition, insurance and reinsurance companies incur acquisition costs, such as commissions paid to agents and brokers and premium and excise taxes.

A widely-used measure of relative underwriting performance for insurance and reinsurance companies is the combined ratio. Our combined ratio is calculated by adding: (i) the ratio of net incurred losses and LAE to net earned premiums (known as the “loss ratio”); and (ii) the ratio of acquisition costs and other underwriting expenses to net earned premiums (known as the “expense ratio”), each computed based on our net losses and LAE, underwriting expenses and net earned premiums, determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  A GAAP combined ratio under 100% indicates that an insurance or reinsurance company is generating an underwriting profit.  A GAAP combined ratio over 100% indicates that an insurance or reinsurance company is generating an underwriting loss.

Insurance and reinsurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and investment gains or losses are taken into account.  The length of time between receiving premiums and paying out claims, commonly referred to as the “tail”, can significantly affect how profitable float can be.  Long tail losses, such as product liability, pay out over longer periods of time providing the insurance or reinsurance company the opportunity to generate significant investment earnings from float.  Short tail losses, such as fire or physical damage, pay out over shorter periods of time providing the insurance or reinsurance company with a reduced opportunity to generate significant investment earnings from float.

OUR BUSINESS FOCUS

Underwriting and Risk Strategy

Our reinsurance contracts can be written on either a quota share basis (also known as proportional or pro-rata basis), or on an excess-of-loss basis. In the case of reinsurance written on an excess-of-loss basis, we receive a premium for the risk assumed and indemnify the cedant against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. With quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedant. In both types of contracts, we may provide a ceding commission to the cedant.

Our primary business focus is on short-tail property treaty reinsurance written on both an excess-of-loss and proportional basis. We also underwrite certain direct insurance and casualty specialty risks.

 Prior to 2007, we operated from a single seat of operation in Bermuda. During 2007 we expanded our underwriting platform to include operations located in the U.S., the U.K. and Switzerland.

Across all our locations and classes of business our operating strategy is to write only those risks which we expect will generate an acceptable return on allocated capital while seeking to limit our exposure to the potential loss that may arise from a single or a series of catastrophic events to within acceptable levels.

Coverage, Risk Selection and Exposure

Our reinsurance and insurance underwriting teams work with proprietary risk analytic and exposure databases which have been designed to provide consistent pricing, prudent risk selection and real-time portfolio management.  Our underwriters adhere to guidelines established by senior management, as approved by the Underwriting Committee of our Board of Directors, and seek to: (i) limit the scope of coverage on regular property classes to traditional perils and generally exclude perils or causes of loss that are difficult to measure such as cyber risks, pollution and nuclear, biological and chemical acts of terrorism; (ii) entertain difficult risks such as terrorism but only on a specific basis when the risk is adequately priced and exposures are controlled through limits, terms and conditions; (iii) exclude single risk exposures from catastrophe and retrocessional business; and (iv) use risk assessment models to assist in the underwriting process and to quantify our catastrophe aggregate exposures.

Reinsurance Modeling and Pricing

In the case of our reinsurance pricing and underwriting process, we also assess a variety of other available factors, including, but not limited to: (i) the reputation of the ceding company and the likelihood of establishing a long-term relationship with them; (ii) the geographical location of the ceding company’s original risks; (iii) the historical loss data of the ceding company; (iv) the historical loss data of the industry as a whole in the relevant regions (in order to compare the ceding company’s historical catastrophe loss experience to industry averages); and (v) the perceived financial strength of the ceding company.

Historically in the reinsurance market, one lead reinsurer would act as the principal underwriter in terms of negotiating key policy terms and pricing of reinsurance contracts with a broker.  In the current environment, brokers generally obtain prices and terms submitted by select reinsurers, all of which are taken into account during the binding process. Our financial strength and the experience and reputation of our underwriters permits us to play an active role in this process.  We believe this provides us with greater access to preferred risks and greater influence in negotiation of policy terms, attachment points and premium rates than many other reinsurers.

We have developed a sophisticated proprietary modeling tool to analyze and manage the reinsurance exposures we assume from cedants called CATM. This computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM consists of a set of risk assessment tools which estimate the amount of loss and volatility associated with the contracts we assume. CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors. In addition, CATM serves as an important component of our corporate enterprise-wide risk model which we use as a guide in managing our exposure to liability, asset and business risk.

Our Treaty Reinsurance Book of Business

The majority of the reinsurance products we currently write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedant. Accordingly, we consider the cedant’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.  The majority of our current treaty reinsurance book of business represents short-tail property reinsurance including retrocessional business.  Our gross short-tail treaty reinsurance writings totaled $496.8 million, $530.1 million and $576.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.  We also write a modest amount of long-tail treaty reinsurance business, mainly casualty risks, which totaled $41.0 million, $50.8 million and $56.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Most of our treaty reinsurance contracts provide protection against sudden catastrophic losses typically related to natural or man-made catastrophes. The terms of our reinsurance contracts vary by contract and by type, whether they are excess-of-loss or proportional. Some of our contracts exclude coverage for terrorism, nuclear events and natural perils. Generally, we provide coverage under excess-of-loss contracts on an occurrence basis or on an aggregate basis. Some contracts also provide coverage on a per risk basis as opposed to a per event basis. Most of our excess-of-loss contracts provide for a reinstatement of coverage following a covered loss event in return for an additional premium. Many contracts contain cancellation provisions which enable the cedant to cancel the contract in certain circumstances.

We manage certain key risks using a combination of CATM, various third-party vendor models and underwriting judgment.  Our three-tiered approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect aggregate underwriting and investment risk.  We seek to refine and improve each of these approaches based on operational feedback. Underwriting judgment involves important assumptions about matters that are inherently unpredictable and beyond our control and for which historical experience and probability analysis may not provide sufficient guidance.

Treaty reinsurance premiums, which are generally due in installments, are a function of the number and type of contracts we write, as well as prevailing market prices. The timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property specialty and other specialty lines are written throughout the year. In the case of pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized evenly through the year based on estimates of ultimate premiums provided by the ceding companies. Subsequent adjustments, based on reports of actual premium or revisions in estimates by ceding companies, are recorded in the period in which they are determined.

Excess-of-loss contracts are generally written on a losses occurring basis, which means that they cover losses that occur during the contract term, regardless of when the underlying policies incept. Premiums from excess-of-loss contracts are earned ratably over the contract term, which is ordinarily twelve months.  In contrast, most pro-rata contracts are written on a risks attaching basis, which means that we assume a stated percent share of each original policy that the ceding company writes during the contract term. As a result, the risk period for pro rata contracts, which extends from the inception date of the first policy bound during the contract term to the termination date of the last policy bound, tends to exceed the contract term. Premiums from pro rata contracts are earned over the associated risk periods.

Our Direct Insurance and Facultative Reinsurance Book of Business

We write a limited amount of direct insurance and facultative reinsurance contracts where we insure and reinsure individual risks on a case-by-case basis.  Our direct insurance business consists of a modest book of short-tail property business written by Montpelier Bermuda and Montpelier Syndicate 5151.

Direct property facultative reinsurance involves the selection of individual risks and is characterized by large excess-of-loss limits and low frequency of losses. Brokered property facultative reinsurance involves proportional, primary or excess-of-loss positions.

Through the formation of Syndicate 5151 and the acquisition of MUSIC, we have expanded our ability to write property facultative reinsurance, whether produced by brokers or entered into directly with the ceding companies, as well as excess and surplus lines risks. Although these risks only represent a small portion of our current book of business, we expect that these new lines will gradually become a greater portion of our future business.

Excess and surplus lines insurance arises from a segment of the market that allows customers to buy property and casualty insurance through the non-admitted market. It grew out of the need for insurance coverage which standard carriers (or admitted carriers) elected not to cover for a variety of reasons. The excess and surplus lines market is not subject to the strict pricing and form regulations applicable to the admitted insurance market, allowing us to tailor insurance contracts for our customers.

Our gross short-tail direct insurance and facultative reinsurance writings totaled $54.5 million, $65.4 million and $94.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.  We also write a small amount of long-tail direct insurance and facultative reinsurance business, mainly casualty risks, which totaled $27.7 million and $7.5 million during the years ended December 31, 2008 and 2007, respectively.  We did not write any long tail direct insurance and facultative reinsurance during 2006.

Our Operating Platforms

Montpelier Re

Montpelier Re focuses on writing large, short tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Prior to 2006, Montpelier Re was our only operating platform and today it continues to be our primary operating platform.

Syndicate 5151

Syndicate 5151 underwrites a book of non-marine property and engineering classes and a limited amount of specialty casualty business with a view to capturing business that would not normally find its way to our Bermuda underwriters. Syndicate 5151 focuses primarily on non-catastrophe exposures while remaining within our core competency of underwriting short-tailed accounts.  Syndicate 5151’s focus may change from time to time based on market opportunities.

MUI, our Lloyd’s Coverholder in the U.S., underwrites both treaty and facultative reinsurance and insurance business on behalf of Syndicate 5151.  Currently, MUI’s reinsurance business is produced through three underwriting divisions as follows:

(i)          the Property Treaty division of MUI underwrites proportional and low layer excess-of-loss treaty business, mostly short-tail. MUI’s target market is excess & surplus lines companies and regional and specialty insurance companies. This division looks for clients who have demonstrated ability to profitably underwrite their chosen classes and manage the catastrophe exposure associated with their risks.  The Property Treaty division seeks meaningful participations and strives to create and maintain longstanding relationships.

(ii)       the Brokered Property Facultative division of MUI underwrites a portfolio of North American property exposures attaching in a proportional, primary or excess-of-loss position.  A large majority of this business is catastrophe driven, and we heavily rely on our proprietary models to price and aggregate this business.

(iii)    the Direct Property Facultative division of MUI writes reinsurance business that is produced without broker involvement.  The policies generally incorporate low-frequency, high severity risks written on an excess-of-loss basis. Only a small portion of this business is catastrophe driven. This division relies on strong customer relationships developed through prompt and consistent client response.  The Direct Property Facultative division targets large, national carriers writing large property exposures as well as regional and specialty carriers.

MUI’s insurance business targets managing general agents and program business.  MUI’s approach is to identify, develop and manage underwriters who have demonstrated expertise in their specific segments.  Despite the fact that the underwriting of these programs is outsourced, the management and administration of this business is retained by MUI.

MEAG, our Lloyd’s Coverholder in Switzerland, seeks to produce catastrophe, risk excess-of-loss and pro rata business from within Continental Europe and Middle Eastern markets on behalf of Syndicate 5151 and, to a lesser extent, Montpelier Re.

Since its inception, MCL, Syndicate 5151’s sole corporate member, has ceded 70% of its business to Montpelier Re.

MUSIC

MUSIC, our U.S. excess and surplus lines insurer, writes insurance risks that do not conform to normal underwriting patterns for standard lines. These risks are written through select general agents and brokers enabling MUSIC to capitalize on the underwriting expertise and the territorial and product knowledge of the producer.  These risks require specialized treatment with respect to coverage, forms, price and other policy terms.  Generally, MUSIC targets smaller commercial property and casualty risks that are not subject to extreme competitive pressures.  Limited binding authority is granted to general agents for low to medium hazard risks with low severity exposure.  Business with medium to high hazard risks and with low frequency and high severity exposure to loss is written through MUSIC’s underwriters.

Since its inception, MUSIC has ceded 75% of its business to Montpelier Re.

Blue Ocean

Blue Ocean was formed in the fourth quarter of 2005 in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following hurricanes Katrina, Rita and Wilma. While early pricing conditions for Blue Ocean were strong, increased competition and weaker demand experienced at the end of 2006 and throughout 2007 adversely impacted pricing.  As a result, during 2007, Blue Ocean began returning capital to its shareholders and Blue Ocean Re ceased writing new business.

Blue Ocean Re did not write any new business in 2008 and has been deregistered.  As of the date of the Blue Ocean Transaction, Blue Ocean’s assets consisted primarily of cash and investments and it had no in force reinsurance contracts.

Outwards Reinsurance Protection

In the normal course of business, we purchase reinsurance from third-parties in order to manage our exposures.  The amount of outwards reinsurance that we buy varies from year-to-year depending on our risk appetite, availability and cost.  All of our reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. The majority of our reinsurance contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent, we have also purchased quota share reinsurance with respect to specific lines of our business. We also purchase industry loss warranty policies which provide us with coverage for certain losses we incur, provided they are triggered by events exceeding a specified industry loss size. In addition, for certain pro-rata contracts that we enter into, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which we net against our gross premiums written.

We remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements.

Under our reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best at the time the policy is written. We also consider reinsurers that are not rated or do not fall within the above threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

Claims Management

Our personnel administer claims arising from our reinsurance and insurance contracts, including validating and monitoring claims, posting case reserves and approving payments. Authority for establishing reserves and paying claims is based upon the level and experience of our claims personnel.

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

Our loss and LAE reserves include both a component for outstanding case reserves for claims which have been reported and a component for incurred but not reported losses (“IBNR”). Our case reserve estimates are initially set on the basis of loss reports received from third-parties and claimants. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies and insureds, as well as a provision for claims which have occurred but which have not yet been reported to us.

The process of establishing our loss reserves can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as foreign exchange fluctuations, demand surge and inflation.

We believe that our loss and LAE reserves fairly estimate the losses that fall within our assumed coverages. However, there can be no assurance that actual losses will not exceed our total established reserves. Our loss and LAE reserve estimates and our methodology of estimating such reserves are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

LINES OF BUSINESS

Property Catastrophe

Our Property Catastrophe reinsurance contracts are typically “all risk” in nature, providing protection to the ceding company against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornados, fires and storms. The predominant exposures covered by these contracts are losses stemming from property damage and business interruption resulting from a covered peril.

Our Property Catastrophe reinsurance contracts are generally written on an excess-of-loss basis, which provides coverage to the ceding company when aggregate claims and claim expenses from a single occurrence for a covered peril exceed a certain amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most of our Property Catastrophe contracts provide the ceding company with an automatic reinstatement of coverage for which we receive a reinstatement premium. The coverage provided under excess-of-loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all natural” perils, which is the most expansive form, to more limited types such as windstorm-only coverage.

We write retrocessional coverage contracts, which provide reinsurance protection to retrocedants. Retrocessional coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk is typically less detailed than the information received directly from the original insurance companies. Exposures from retrocessional business can also change within a contract term as the underwriters of a retrocedant may alter their book of business after retrocessional coverage has been bound.

Property Specialty

We write Property Specialty reinsurance and insurance contracts that include risk excess-of-loss, property pro-rata and direct insurance and facultative reinsurance. Risk excess-of-loss reinsurance protects the ceding company on its primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Such property risk coverages are written on an excess-of-loss basis, which provide the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract.

We write direct insurance and facultative reinsurance coverage on commercial property risks where we assume all or part of a risk under a single insurance contract. We generally write such coverage on an excess-of-loss basis. Facultative reinsurance is normally purchased by clients where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

We write property pro-rata reinsurance contracts which reinsures individual property risks written on a proportional basis rather than on an excess-of-loss basis.

Other Specialty

We write Other Specialty risks such as aviation liability, aviation war, marine, personal accident catastrophe, worker’s compensation, terrorism, casualty and specialty reinsurance business. Aviation contracts are primarily written on a retrocessional excess-of-loss basis. We write stand-alone terrorism coverage on a direct basis and through reinsurance treaties.  Beginning in 2006, we ceased renewing our catastrophe-exposed offshore marine business.

Coverage for worker’s compensation and personal accident catastrophe contracts are generally written to respond to losses in which a minimum of two insured persons are involved in the same event. However, we tend to attach at the upper layers of such reinsurance programs where significantly more insured persons would need to be involved in the same event. We therefore regard our worker’s compensation and personal accident classes as being catastrophe exposed and relatively short-tail in nature.

Our casualty portfolio of risks focuses on selected classes with an emphasis on medical malpractice and casualty clash excess-of-loss reinsurance business. Although we do write excess hospital treaty reinsurance, our medical malpractice book is biased towards excess physicians’ treaty reinsurance, generally single state insurers. In addition, we also write a limited amount of auto liability coverage and errors and omissions business on an excess-of-loss basis, and quota share treaties covering auto liability and commercial general liability for municipalities in the U.S.  Our current portfolio contains only a modest amount of casualty clash business. Clash is a form of reinsurance that covers the ceding company’s exposure to multiple retentions that may occur when two or more of its insureds suffer a loss from the same occurrence.

We have written a number of reinsurance and insurance contracts providing coverage for losses arising from acts of terrorism. Most of these contracts exclude coverage protecting against nuclear, biological or chemical attacks.  Losses arising from acts of terrorism are typically covered on a limited basis, for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others or where an act of terrorism does not meet the definition of “act of terrorism” set forth in the Terrorism Risk Insurance Act of 2002 (“TRIA”). TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. TRIA established a federal assistance program to help insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism losses and regulates the terms of insurance relating to terrorism coverage. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted which extended TRIA’s expiration from December 31, 2007 to December 31, 2014.  In addition, TRIPRA eliminated the distinction between domestic and foreign acts of terrorism and retained the insurer deductible level of 20% of direct earned premium for insured losses.

We write specialty reinsurance on an opportunistic basis. We target short-tail lines of business, often with low frequency and high severity profiles, similar to catastrophe business. We also seek to manage the correlation of this business with our property catastrophe exposures through the use of CATM.

Excess and Surplus Lines

We write certain insurance risks, referred to as excess and surplus lines, that do not conform to normal underwriting patterns for standard lines.  These risks, primarily smaller commercial property and casualty risks,  are written through select general agents and brokers enabling us to capitalize on the underwriting expertise, and the territorial and product knowledge of the producer.  These risks involve specialized treatment with respect to coverage, forms, price and other policy terms.

WRITTEN PREMIUMS

By Line of Business and Segment

The following tables present our gross premiums written, by line of business, within each of our operating segments during the years ended December 31, 2008, 2007 and 2006:

(Millions)

Year Ended December 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe	$317.2	$30.6	$—	$0.1	$—	$347.9
Property Specialty	106.6	40.6	—	—	—	147.2
Other Specialty	74.4	45.0	—	—	—	119.4
Excess and Surplus Lines	—	—	5.6	—	—	5.6
Inter-segment reinsurance (1)	5.3	—	—	—	(5.3)	—
Total gross premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1

Year Ended December 31, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Total

Property Catastrophe	$348.2	$2.0	$—	$42.8	$393.0
Property Specialty	136.7	5.8	—	—	142.5
Other Specialty	110.8	7.5	—	—	118.3
Excess and Surplus Lines	—	—	—	—	—
Total gross premiums written	$595.7	$15.3	$—	$42.8	$653.8

Year Ended December 31, 2006	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Total

Property Catastrophe	$301.6	$—	$—	$94.8	$396.4
Property Specialty	206.8	—	—	—	206.8
Other Specialty	124.3	—	—	—	124.3
Excess and Surplus Lines	—	—	—	—	—
Total gross premiums written	$632.7	$—	$—	$94.8	$727.5

(1)          Represents an inter-segment reinsurance cover among Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

By Broker

The majority of our reinsurance and insurance business is originated through large third-party brokers.  Brokers are intermediaries that assist the ceding company in structuring a program to meet their specific reinsurance needs. Once the ceding company has approved the terms of a certain reinsurance program, as quoted by the lead underwriter or a group of reinsurers acting as such, the broker will offer participation to qualified reinsurers until the program is fully subscribed.  We seek to build long-term relationships with our brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized reinsurance and insurance solutions to our clients; and (iii) timely payment of claims.  We target brokers who are capable of supplying detailed and accurate underwriting data and can offer us a diverse book of business.  Brokers receive compensation in the form of commissions based on negotiated percentages of the premium they produce and performing other necessary services.  Broker commissions constitute a significant portion of our total acquisition costs.

We monitor our broker concentrations on a Company-wide basis rather than by individual operating segment.

The following table sets forth a breakdown of our gross premiums written by broker:

	Year Ended December 31,
($ in millions)	2008		2007		2006

Aon Corporation (1)	$198.0	31%	$201.2	31%	$221.1	30%
Marsh & McLennan Companies, Inc.	177.9	29	202.9	31	234.4	32
Willis Group Holdings Limited	87.0	14	96.1	15	108.1	15
All other brokers	121.2	20	139.5	21	144.2	20

Gross premiums written through brokers	584.1	94	639.7	98	707.8	97

Gross premiums written otherwise	36.0	6	14.1	2	19.7	3

Total gross premiums written	$620.1	100%	$653.8	100%	$727.5	100%

(1)          Aon Corporation acquired Benfield Group Limited in November 2008.  The historic gross premiums shown as sourced by Aon Corporation also include those historically sourced by Benfield.

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 74% of our gross premiums written for the year ended December 31, 2008.  As such, we are highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

We monitor our geographic exposures on a Company-wide basis rather than by individual operating segment.

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured:

	Year Ended December 31,
($ in millions)	2008		2007		2006

U.S. and Canada	$314.2	50%	$338.5	52%	$399.1	54%
Worldwide (1)	121.2	19	133.5	20	176.1	24
Western Europe, excluding the U.K. and Ireland	59.7	10	51.6	8	25.6	4
Worldwide, excluding U.S. and Canada (2)	41.5	7	33.8	5	33.7	5
U.K. and Ireland	24.4	4	34.2	5	11.9	2
Japan	23.1	4	25.0	4	30.1	4
Other	36.0	6	37.2	6	51.0	7

Total gross premiums written	$620.1	100.0%	$653.8	100.0%	$727.5	100.0%

(1)    “Worldwide” comprises reinsurance and insurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)    “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

LOSS AND LAE RESERVES

Loss and LAE reserves consist of estimates of future amounts needed to pay claims and related expenses for insured events that have occurred.  The process of estimating reserves involves a considerable degree of judgment and, as of any given date, is inherently uncertain.  See “Summary of Critical Accounting Estimates” contained in Item 7 herein for a full discussion regarding our loss and LAE reserving process.  We do not discount any of our loss and LAE reserves for time value.

The following information presents (i) our loss and LAE reserve development over the preceding eight years (the “Loss Table”) and (ii) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

The Loss Table represents the development of our loss and LAE reserves for 2001 (the year of our inception) through December 31, 2008.  The top line of the table shows the gross loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves, both case and IBNR, arising in the current year and all prior years that are unpaid at the balance sheet date. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency) on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the third line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

The Loss Table does not reflect any loss development relating to MUSIC for periods prior to the date we acquired the company. We acquired MUSIC, which had no employees or in force premium, on November 1, 2007 (the “MUSIC Acquisition”) solely for the purpose of obtaining its multi-state insurance licenses and its excess and surplus lines authorizations. See “Acquired Loss Reserves - MUSIC” contained in Item 1 herein.

	Consolidated Loss and LAE Years ended December 31,
(Millions)	2001	2002	2003	2004	2005	2006	2007	2008
ENDING UNPAID LOSS AND LAE RESERVES:
Gross balance	$—	$146.0	$249.8	$549.5	$1,781.9	$1,089.2	$860.7	$808.9
Less: reinsurance recoverables on unpaid losses	—	(16.7)	(7.7)	(94.7)	(305.7)	(197.3)	(152.5)	(122.9)
Net liability	$—	$129.3	$242.1	$454.8	$1,476.2	$891.9	$708.2	$686.0

CUMULATIVE NET LIABILITY PAID:
1 year later	$—	$23.2	$41.3	$214.2	$716.1	$335.2	$192.5
2 years later	—	35.9	87.3	309.7	1,026.5	480.3
3 years later	—	52.5	109.1	325.2	1,150.4
4 years later	—	53.7	114.1	334.1
5 years later	—	56.2	117.0
6 years later	—	56.2
7 years later	—

NET LIABILITY RE-ESTIMATED:
1 year later	$—	$71.9	$144.5	$437.7	$1,452.4	$855.5	$604.1
2 years later	—	61.6	131.8	407.8	1,447.7	783.1
3 years later	—	61.5	130.7	400.3	1,398.4
4 years later	—	59.2	129.4	390.6
5 years later	—	59.2	128.0
6 years later	—	58.4
7 years later	—
CUMULATIVE NET REDUNDANCY	$—	$70.9	$114.1	$64.2	$77.8	$108.8	$104.1	$—

RECONCILIATION OF NET LIABILITY RE-ESTIMATED AS OF THE END OF THE LATEST RE-ESTIMATION PERIOD:
Gross re-estimated liability	$—	$61.0	$134.0	$521.5	$1,716.4	$964.1	$739.8	$—
Less: re-estimated reinsurance recoverable	—	(2.6)	(6.0)	(130.9)	(318.0)	(181.0)	(135.7)	—
Net re-estimated liability	$—	$58.4	$128.0	$390.6	$1,398.4	$783.1	$604.1	$—
CUMULATIVE GROSS REDUNDANCY	$—	$85.0	$115.8	$28.0	$65.5	$125.2	$120.9	$—

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Summary of Critical Accounting Estimates”, each contained in Item 7 herein, for an analysis of our aggregate loss and LAE reserves for each of the latest three years, including a discussion of our loss reserve development experienced during those periods.

Acquired Loss Reserves - MUSIC

Prior to the MUSIC Acquisition, MUSIC wrote general liability, commercial auto liability, specialty and umbrella lines of business. From 2003 to 2007 MUSIC did not write any new business and entered into run-off.  As of November 1, 2007, the date of the MUSIC Acquisition, MUSIC had gross loss and LAE reserves of $20.2 million and had both third-party and GAINSCO reinsurance recoverables totaling $20.2 million.  The gross loss and LAE reserves we acquired are subject to various protective arrangements that we entered into in connection with the MUSIC Acquisition. These protective arrangements were established specifically for the purpose of minimizing our exposure to the past business underwritten by MUSIC and any adverse developments to MUSIC’s loss reserves as they existed at the time of the acquisition.

As of December 31, 2008, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $8.8 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at December 31, 2008, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $8.8 million. The market value of the trust deposit was $11.6 million as of December 31, 2008. In addition, we have received a full indemnification from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become our responsibility.

INVESTMENTS, CASH AND CASH EQUIVALENTS

Investments

Our investment portfolio is managed by a small number of professional investment advisors and is structured to support our need for: (i) maximizing our risk-adjusted total return; (ii) adequate liquidity, (iii) financial strength and stability and (iv) regulatory and legal compliance. Our Finance Committee (the “Finance Committee”) establishes our investment guidelines and monitors our investment activities. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. Our investment advisors have the flexibility to invest our assets as they see fit provided that they comply with their individual objectives and guidelines.  The Finance Committee regularly monitors our overall investment results, reviews compliance with our investment objectives and guidelines and ultimately reports the overall investment results to the Board of Directors. Our investment guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They also include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.

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

The current components of our investment portfolio follows:

Fixed Maturity Investments.  As a provider of reinsurance and insurance for natural and man-made catastrophes, we could become liable for significant losses on short notice.  As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities. As of December 31, 2008, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.3 years.  As of December 31, 2008, our fixed maturities comprised 81% of our total investment portfolio.

In August 2008, we terminated our securities lending program.  Prior to the termination, we lent certain of our fixed maturity investments to other institutions for short periods of time through a lending agent.  We received a fee from the borrower for the temporary use of our securities.

Equity Securities.  Over longer time horizons, we believe that modest investments in equity securities will enhance our investment returns.  Our equity investment strategy is to maximize our risk-adjusted total return through investments in a variety of equity and equity-related instruments with a focus on value investing.  As of December 31, 2008, equity securities comprised 12% of our total investment portfolio.

Other Investments.  Our other investments consist of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  As of December 31, 2008, other investments comprised 7% of our total investment portfolio.  As of December 31, 2008, we had unfunded commitments to limited partnerships and private investment funds totaling $30.0 million.

Cash and Cash Equivalents

Our cash and cash equivalents consist of cash and fixed income securities with maturities of less than three months from the date of purchase.  We maintain a modest amount of cash and cash equivalents at all times in order to be in a position to pay losses that arise on short notice, pay our operating expenses and unfunded obligations and meet other commitments and contingencies.  As of December 31, 2008, we held $219.6 million in cash (including our restricted cash) and held $48.4 million of cash equivalents.

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

The financial strength ratings stated below are not evaluations directed to the investment community with regard to our common shares or debt securities or a recommendation to buy, sell or hold such securities. Our financial strength ratings may be revised or revoked at the sole discretion of the independent rating agencies.

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

Montpelier Re’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by these independent rating agencies. In the event that Montpelier Re is downgraded below “A-” by A.M. Best or Standard & Poor’s, we believe our ability to write business through Montpelier Re would be adversely affected. In the normal course of business, we evaluate Montpelier Re’s capital needs to support the amount of business it writes in order to maintain its claims paying and financial strength ratings.

A downgrade of Montpelier Re’s A.M. Best financial strength rating below “B++” would constitute an event of default under our secured operational letter of credit facilities. A downgrade of Montpelier Re’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with us. For the majority of contracts that incorporate ratings provision, a downgrade of below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation. Either of these events could reduce our financial flexibility.

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

In June 2008, Standard & Poor’s assigned Syndicate 5151 an interactive Lloyd’s Syndicate Assessment (“LSA”) of “3-” (Average Dependency, with a stable outlook).  A rating of 3 is the third highest of five Standard & Poor’s LSA ratings.  A syndicate assigned an LSA of “5” is considered to have a very low dependency on Lloyds’ single market rating and is viewed as possessing strong business continuity characteristics.  A syndicate assigned an LSA of “1” indicates a very high dependency on Lloyds’ single market rating and is viewed as possessing weak business continuity characteristics.

MUSIC

MUSIC is currently rated “A-” by A.M. Best (Excellent, with a stable outlook).  Since its inception, MUSIC has ceded 75% of its business to Montpelier Re.  As a result, in the event that Montpelier Re is downgraded below “A-” by A.M. Best, our ability to write business through MUSIC could be adversely affected.

Blue Ocean Re

Blue Ocean Re did not operate with a financial strength rating.  Historically, it collateralized its reinsurance obligations to provide assurance to customers that it would be able to honor its reinsurance obligations.  Blue Ocean Re did not write any new business in 2008 and has been deregistered as a Bermuda Class 3 insurer.

COMPETITION

We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, many of which have greater financial, marketing and management resources than we do. We consider our primary competitors to include: Ariel Holdings Ltd., Flagstone Reinsurance Holdings Limited, IPC Holdings, Ltd., Lancashire Holdings Limited, various Lloyd’s syndicates, RenaissanceRe Holdings Ltd. and Validus Holdings, Ltd.  Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis. We also compete with various capital market participants who offer or access insurance and reinsurance business in securitized form or through special purpose entities or derivative transactions. We also compete with government-sponsored insurers and reinsurers.

Competition in the types of business that we underwrite is based on many factors including: (i) premiums charged and other terms and conditions offered; (ii) quality of services provided; (iii) financial ratings assigned by independent rating agencies; (iv) speed of claims payment; (v) reputation; (vi) perceived financial strength; and (vii) the experience of the underwriter in the line of insurance or reinsurance to be written.

Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have created alternative products such as catastrophe bonds that are intended to compete with traditional reinsurance products. We are unable to predict the extent to which these factors may affect the future demand for our reinsurance and insurance products.

REGULATION

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re is regulated by the Bermuda Monetary Authority (the “BMA”), Syndicate 5151, MUA and MMSL are regulated by the U.K. Financial Services Authority (the “FSA”) and, in regard to Syndicate 5151, the Council of Lloyd’s, MUI and MEAG are supervised by Lloyd’s as Coverholders for Syndicate 5151, MUSIC is regulated by individual U.S. state insurance commissioners and MEAG is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”).  Prior to being deregistered as a Class 3 insurer in 2008, Blue Ocean Re was regulated by the BMA.

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Montpelier Re, and prior to its deregistration as a Class 3 insurer, Blue Ocean Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the BMA.  Montpelier Re is registered as a Class 4 insurer by the BMA, which is responsible for the day-to-day supervision of insurers; however, as a holding company, the Company is not subject to Bermuda insurance regulations.  Insurance, as well as reinsurance, is regulated under the Insurance Act.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and to intervene in the affairs of insurance companies.

In July 2008 the Insurance Amendment Act 2008 was promulgated (the “Amendment Act”).  The Amendment Act created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements, including the calculation of a Class 4 insurer’s Enhanced Capital Requirement (“ECR”) as further detailed below.

In December 2008 the Bermuda House of Assembly approved amendments to Bermuda’s existing insurance regulations (the “Regulations”) which compliment, and in certain respects are consequential to, the changes instituted under the Amendment Act.

Certain significant aspects of Bermuda’s insurance regulatory framework are set forth below.

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance companies.  As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed.  Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business.  There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation.  Montpelier Re, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

Cancellation of Insurer’s Registration

An insurer’s registration may be cancelled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  For the purpose of the Insurance Act, Montpelier Re’s principal office is located at Montpelier House, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda. Christopher L. Harris, Montpelier Re’s President and Chief Executive Officer, has been appointed by the Board of Directors as Montpelier Re’s principal representative and has been approved by the BMA.

Independent Approved Auditor

Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Montpelier Re, are required to be filed annually with the BMA.  Montpelier Re’s independent auditor must be approved by the BMA.

Loss Reserve Specialist

As a registered Class 4 insurer, Montpelier Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions.  The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA.

Financial Statements

An insurer must prepare annual statutory financial statements.  The Insurance Act prescribes rules for the preparation and substance of such statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto).  The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments.  The Amendment Act and amended Regulations have introduced a new accounts regime applicable to Class 4 insurers, the most significant aspect of which involves the obligation to detail, on a line-by-line basis, specific asset and liability classes in the insurer’s statutory balance sheet as well as the requirement to identify and distinguish between what is or is not attributable to affiliates of the insurer.  With effect from December 31, 2008, Class 4 insurers are also required to prepare and file with the BMA audited annual financial statements prepared in accordance with GAAP or International Financial Reporting Standards.

Annual Statutory Financial Return

Montpelier Re is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended by the BMA).  The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the insurer’s statutory financial statements, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist in respect of the loss and loss expense provisions and a schedule of reinsurance ceded.  The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin and, in the case of the solvency certificate, the minimum liquidity ratio, have been met and whether the insurer complied with the conditions attached to its certificate of registration.  The independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act.  If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Enhanced Capital Requirement (“ECR”), Minimum Solvency Margin and Restrictions on Dividends and Distributions

The new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act (termed the Bermuda Solvency Capital Requirement (“BSCR”) provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization.  BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

Where an insurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers operate at or above a threshold capital level (termed the Target Capital Level (“TCL”)), which exceeds the BSCR or approved internal model minimum amounts.  The Amendment Act also introduced prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding the minimum margin of solvency.  The CSR is the return setting out the insurer’s risk management practices and other information used by the insurer to calculate its approved internal model ECR.  The new capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to, or exceeding ECR and set TCL at 120% of ECR.  In circumstances where an insurer has failed to comply with an ECR given by the BMA, such insurer is prohibited from declaring or paying any dividends until the failure is rectified.

The new risk-based solvency capital framework described above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Montpelier Re must also ensure at all times that its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of: (i) $100.0 million; (ii) 50% of net premiums written; and (iii) 15% of net loss and loss expense provisions and other general business insurance reserves.

In addition, under the Insurance Act, a Class 4 insurer is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet. Montpelier Re, as a Class 4 insurer, must obtain the BMA’s prior approval before reducing its total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more.

Furthermore, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend if the Company or Montpelier Re, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers.  An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.  Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers.  There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.  The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of Montpelier Re if it believes that such an investigation is in the best interests of Montpelier Re’s policyholders or persons who may become policyholders.  In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Montpelier Re to produce documents or information relating to matters connected with its business.  Further, the BMA has the power to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information.  If it appears to the BMA that there is a risk of Montpelier Re becoming insolvent, or that Montpelier Re is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Montpelier Re not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize or not to realize certain investments; to maintain in, or transfer to the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income and to remove a controller or officer.

Certain Other Bermuda Law Considerations

Although Montpelier Re is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA.  Pursuant to its non-resident status, Montpelier Re may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its ordinary shares.

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

MCL, the Syndicate’s sole corporate member of Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151.  Stamp capacity for 2007 and 2008 was £47 million and £143 million, respectively, and is expected to remain at £143 million for 2009, subject to market conditions. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s.

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

Syndicate 5151 is currently managed by MUA but, through December 31, 2008, Syndicate 5151 was managed by Spectrum.  Under the FSA’s regulatory regime, managing agents are required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions and calculate the level of capital required to support the underwriting of the syndicates that they manage. They are also required to conduct their business according to eleven core regulatory principles, to which all firms regulated by the FSA are subject. The FSA and the Council of Lloyd’s have entered into an agreement by which the Council of Lloyd’s undertakes primary supervision of managing agents in relation to certain aspects of the FSA’s regulatory regime. This arrangement is intended to minimize duplication of supervision.

Lloyd’s supervises Coverholders such as MEAG and MUI as part of its statutory role in managing and supervising the Lloyd’s market. This supervision is carried out through the approval process and then through Lloyd’s ongoing supervision of all approved Coverholders.  Local regulators may require Lloyd’s to demonstrate that it has control over, and responsibility for, the business carried out by Coverholders under the terms of Lloyd’s authorization in that jurisdiction.  Nonetheless, the primary responsibility to supervise Coverholders and binding authorities on a day-to-day basis rests with Lloyd’s managing agents, which in our case is currently MUA or, through December 31, 2008, was Spectrum.

Each member of Lloyd’s is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s to support its participation on Lloyd’s syndicates. These assets are known as a members’ “Funds at Lloyd’s.” Funds at Lloyd’s requirements are calculated according to a minimum capital resources requirement, which is assessed at the syndicate level by Lloyd’s and at the level of the Lloyd’s market as a whole by the FSA. This requirement is similar in effect to a required solvency margin.

At the syndicate level, managing agents are required to calculate the capital resource requirements of the members of each syndicate they manage. They do this by carrying out a syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the FSA. The ICA process evaluates the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assesses the amount of capital that syndicate members should hold against those risks. Lloyd’s reviews each syndicate’s ICA annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift (historically 35% on average) to the capital requirement figure produced by the ICA across the Lloyd’s market.  This uplifted figure is known as a syndicate’s Economic Capital Assessment (“ECA”). Lloyd’s uses the ECA to calculate each syndicate’s Funds at Lloyd’s requirement.

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

Lloyd’s syndicates are treated as “annual ventures” and members’ participation on syndicates may change from underwriting year to underwriting year. Ordinarily, a syndicate will accept business over the course of one calendar year (an underwriting year of account), which will remain open for a further two calendar years before being closed by means of “reinsurance to close”. An underwriting year may be reinsured to close by the next underwriting year of the same syndicate or by an underwriting year of a different syndicate. Lloyd’s moved to annual accounting on January 1, 2005. Previously, the market operated according to a three-year accounting cycle, so that members were not able to take profits made in an underwriting year until it had been reinsured to close, usually at the end of three years. Now, provided that certain solvency requirements are met, underwriting profits may effectively be taken in part before the year has been reinsured to close. Once an underwriting year has been reinsured to close, Lloyd’s will release the Funds at Lloyd’s provided that these are not required to support the members’ other underwriting years or to meet a loss made on the closed underwriting year. If reinsurance to close cannot be obtained at the end of an underwriting year’s third open year (either at all, or on terms that the managing agent considers to be acceptable on behalf of the members participating on that underwriting year), then the managing agent of the syndicate must determine that the underwriting year will remain open. If the managing agent determines to keep the underwriting year open, then the underwriting year of account will be considered to be in run-off, and the Funds at Lloyd’s of the participating members will continue to be held by Lloyd’s to support their continuing liabilities unless the members can show that their Funds at Lloyd’s are in excess of the amount required to be held in respect of their liabilities in relation to that year.

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

Underwriting losses incurred by a syndicate during an underwriting year must be paid according to the links in the Lloyd’s chain of security. Claims must be funded first from the members’ premiums trust fund (which is held under the control of the syndicate’s managing agent), second from a cash call made to the corporate name and third from members’ Funds at Lloyd’s. In the event that any member is unable to pay its debts owed to policyholders from these assets, such debts may, at the discretion of the Council of Lloyd’s, be paid by the Lloyd’s Central Fund.

The Lloyd’s Central Fund levy, which is funded annually by members, was determined by Lloyd’s as being 2% of Syndicate 5151’s underwriting capacity with respect to 2007 and 2% of Syndicate 5151’s written premiums with respect to 2008.  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary.

Lloyd’s also makes other charges to its members and the syndicates on which they participate, including an annual subscription charge (0.5% of underwriting capacity with respect to 2007, 0.5% of written premiums with respect to 2008) and an overseas business charge, levied as a percentage of gross international premiums (that is premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in 38 additional jurisdictions of the U.S.  MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners (“NAIC”) Non-Admitted Insurance Model Act, which provisions have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

The regulation of surplus lines insurance differs significantly from the licensed or “admitted” market. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage, through specially licensed surplus lines brokers, for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. Particularly, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and certain state insurance regulations require that a risk must be declined by up to three admitted carriers before it may be placed in the surplus lines market. Initial eligibility requirements and annual requalification standards apply to insurance carriers writing on a surplus basis and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as MUSIC, which conducts business on a surplus lines basis in a particular state, are generally exempt from that state’s guaranty fund laws.

Non-Admitted Reinsurers.  Ceding insurers generally receive full credit for outwards reinsurance protections in their U.S. statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers.  However, most states in the U.S. do not confer full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers, such as Montpelier Re, unless such reinsurers collateralize all ceded liabilities. Under applicable statutory provisions, permissible security arrangements include letters of credit, reinsurance trusts maintained by third-party trustees and funds withheld arrangements.

Holding Company Regulation.   We, and MUSIC, are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Oklahoma, MUSIC’s state of domicile, currently requires that dividends be paid only out of earned statutory surplus and also limits the annual amount of dividends payable without the prior approval of the Oklahoma Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year.  These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of MUSIC under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

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

We are unable to predict whether any of the foregoing proposed legislation or any other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

Swiss Regulation

MEAG is also subject to registration and supervision by FINMA as an insurance intermediary. Unlike supervision of insurance undertakings, Swiss intermediary supervision does not involve a solvency review.  There is, however, ongoing supervision aimed at protecting insurance customers and ensuring compliance with Swiss obligations.

EMPLOYEES

As of December 31, 2008, we had 169 full-time employees worldwide. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements.  Blue Ocean has no employees.

Many of our employees, including some of our executive officers, are employed in Bermuda pursuant to work permits granted by Bermuda authorities. These permits expire at various times over the next several years. We have no assurance that these permits would be extended at expiration upon request. The Bermuda government currently has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  In accordance therewith, we file reports, proxy statements and other information with Securities and Exchange Commission (the “SEC”).  These documents are electronically available at www.montpelierre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330.  In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board of Directors, including our Audit Committee and our Compensation and Nominating Committee (the “CN Committee”) charters, are available at www.montpelierre.bm.  Our website is not part of this report and nothing from our website shall be deemed to be incorporated into this report.

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested).  Requests should be directed to Investor Relations, Montpelier Re Holdings Ltd., PO Box HM 2079, Hamilton, Bermuda HM HX, telephone number (441) 297-9570 or info@montpelierre.bm.  Additionally, all such documents are physically available at our principal office at 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

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

We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Many of our reinsurance and insurance policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires,  explosions and terrorism.  In recent years, the frequency of major weather-related catastrophes is largely believed to have increased.

The extent of losses from a catastrophe is a function of the frequency of loss events, the total amount of insured exposure in the area affected by each event and the severity of the events.  Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal period and adversely affect our financial condition.  Our ability to write new reinsurance and insurance policies could also be impacted as a result of corresponding reductions in our capital.

We manage certain key quantifiable risks using a combination of CATM, various third-party vendor models and underwriting judgment.  We focus on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect aggregate underwriting and investment risk.  Accordingly, if our assumptions are materially incorrect, the losses we might incur from an actual catastrophe could be significantly higher than our expectation of losses generated from modeled catastrophe scenarios and our financial condition and results of operations could be materially and adversely affected.

We may not maintain favorable financial strength ratings which could adversely affect our ability to conduct business.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. Financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of reinsurance and insurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

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

We market our reinsurance worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation (which includes Benfield Group Limited), Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 74% of our gross premiums written for the year ended December 31, 2008.  Affiliates of some of these brokers have also co-sponsored the formation of reinsurance companies that directly compete with us, and these brokers may favor those reinsurers over us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

In the normal course of business, we purchase reinsurance from third-parties in order to manage our exposures. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control.  As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our financial condition and results of operations.

We are not relieved of our obligation to our policyholders or ceding companies by purchasing reinsurance.  Accordingly, we are subject to credit risk with respect to our reinsurance protections in the event that a reinsurer is unable to pay amounts owed to us as a result of a significant weakening in its financial condition.  A number of reinsurers in the industry were significantly weakened in the aftermath of the active 2005 hurricane season and the deterioration of world-wide credit and financial markets experienced during 2008.

It is possible that one or more of our reinsurers will be significantly weakened by future significant events, causing them to be unable to honor amounts owed to us.  We also may be unable to recover amounts due under our reinsurance arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control.  Our inability to collect amounts due from our reinsurers could have a material adverse effect on our financial condition and results of operations.

Our ability to provide reinsurance to many ceding companies is dependant upon the availability and cost of permissible security arrangements.

Ceding insurers generally receive full credit for outwards reinsurance protections in their U.S. statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers.  However, most states in the U.S. do not confer full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers, such as Montpelier Re, unless such reinsurers collateralize all ceded liabilities. Under applicable statutory provisions, permissible security arrangements include letters of credit, reinsurance trusts maintained by third-party trustees and funds withheld arrangements.

The cost and availability of these security arrangements vary, and adverse changes in cost or availability could negatively impact Montpelier Re’s ability to provide reinsurance to U.S. ceding insurers.

Emerging claims and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverages may emerge. These issues may adversely affect our business by either extending coverages beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes. In addition, we are unable to predict the extent to which the courts may expand the theory of liability under a casualty insurance contract, such as the range of occupational hazards causing losses under employers’ liability insurance, thereby increasing our reinsurance exposure.

In addition, coverage disputes are also common within the insurance and reinsurance industries. For example, a reinsurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the determination and quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from a reinsurer may, in part, be determined by the judgmental allocation of damage between the storms. Given the magnitude of the amounts at stake involved with a catastrophic event, these types of judgment occasionally necessitate third-party resolution. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.

Our loss reserves may be inadequate to cover our ultimate liability for losses and LAE and, as a result, our financial results could be adversely affected.

We maintain loss and LAE reserves to cover our estimated ultimate liabilities.  Loss and LAE reserves are typically comprised of case reserves for losses reported and IBNR reserves for losses that have occurred but for which claims have not yet been reported which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us.  Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves.

If we determine in the future that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our financial condition and results of operations.

New lines of business that we are developing through MUI and MUSIC will change the composition of our overall book of business in ways which could adversely impact our financial results.

One of the lines of business being pursued by MUI and MUSIC is excess and surplus lines insurance. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and requires a high degree of specialized underwriting.  As such, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. The business that we intend to underwrite in this market fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than that in the standard market.  If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general and its cyclical nature can be more pronounced than the standard insurance market.  During times of hard market conditions (i.e., those favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market back to the excess and surplus lines market and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. In softer market conditions (i.e. those less favorable to insurers), standard insurance carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rates decreases.  If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial condition and results of operations could be adversely impacted.

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

Our Natural Catastrophe Risk Management disclosure provided in Item 7 herein involves a substantial number of subjective variables, factors and uncertainties.  Small changes in assumptions, which are heavily reliant upon our judgment, can have a significant impact on the modeled output resulting from our internal simulations.  Further, these disclosures do not take into account numerous real, but non-quantifiable, inputs and risks such as the implications of a loss of our financial strength ratings on our business.  Although we believe that these probabilistic measures provide a meaningful indicator of the relative riskiness of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

Global financial markets and economic conditions, which may change suddenly and dramatically, could adversely affect the value of our investment portfolio.

Our investment portfolio consists of fixed maturity investments, equity securities and other investments including private placements, limited partnerships and derivative contracts. Our primary investment focus is to maximize risk-adjusted total returns while maintaining adequate liquidity.  Since investing entails substantial risks, we cannot assure you that we will achieve our investment objectives and our investment performance may vary substantially year-to-year.

The value of our investment portfolio can be significantly affected by fluctuations in interest rates, issuer credit concerns and volatility in financial markets. Our investments are sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, the financial position of issuers and financial guarantors of investment securities and other factors beyond our control.

Throughout 2008, the fair value and overall liquidity of our investment portfolio was adversely affected by unfavorable and uncertain economic and market conditions experienced worldwide. These unfavorable and uncertain conditions originated, in large part, from difficulties encountered in the mortgage and broader credit markets in the U.S. and elsewhere and resulted in a sudden decrease in the availability of credit, a corresponding increase in borrowing costs and an increase in residential mortgage delinquencies and foreclosures. As a result, many issuers of such securities as well as the financial guarantors of such securities, experienced a sudden deterioration in credit quality which caused both a decline in liquidity and prices for these types of securities.  These factors resulted in broad and significant declines in the fair value of fixed income and equity securities worldwide, including the investment securities held within our investment portfolio.  We cannot predict how long these conditions will exist and how we might be further affected.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain our principal employees. As of December 31, 2008, we had 169 full-time employees worldwide upon which we depend for the generation and servicing of our business. Our future success depends on our ability to hire and retain personnel.  Difficulty in hiring or retaining personnel could adversely affect our results of operations and financial condition.

In addition, many of our employees, including some of our executive officers, are employed in Bermuda.  Although to date we have generally been successful in recruiting employees in Bermuda, its location may be an impediment to attracting and retaining experienced personnel, particularly if we are unable to secure work permits. In addition, Bermuda is currently a highly-competitive location for qualified staff making it harder to retain employees.  Many of our Bermuda employees are required to have work permits granted by Bermuda authorities. These permits expire at various times over the next several years. We have no assurance that these permits would be extended at expiration upon request. The Bermuda government currently has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.

Operational risks, including potential human and system failures, are inherent in our business.

Operational risks that are inherent to our business can result in losses, including those resulting from fraud or errors by our employees or a failure of our information technology systems.

In particular, we believe that the performance of our information technology systems is critical to our business and our ability to properly service our business.  Such systems are, and will continue to be, a crucial part of our underwriting process.  Any defect or error in our information technology systems could result in, among other things, a loss or delay of revenues, higher than expected losses or harm to our reputation.

We believe we have established appropriate controls and mitigation procedures to prevent significant errors or irregularities, but such procedures provide only reasonable, not absolute, assurance as to the absence of errors or irregularities.

As a holding company, we are dependent upon dividends or distributions from our reinsurance and insurance operating subsidiaries.

We are a holding company and, as such, we have no substantial operations of our own. We rely primarily on cash dividends or distributions from our reinsurance and insurance subsidiaries and affiliates to pay our operating expenses, interest on our debt and dividends or distributions to our shareholders. Our reinsurance and insurance operations are highly regulated by various authoritative bodies in Bermuda, the U.K., the U.S. and Switzerland.  The various laws and regulations that we are subject to within these jurisdictions limit the declaration and payment of dividends or distributions from our reinsurance and insurance operating subsidiaries and affiliates.  In addition, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend or distribution if, among other matters, there are reasonable grounds for believing that each of them is, or would after the payment be, able to pay its respective liabilities as they become due and the realizable value of its assets would be more than the aggregate of their liabilities, its issued share capital and its additional paid-in capital.

Accordingly, we cannot assure you that we will declare or pay dividends or distributions in the future. Any determination to pay future dividends or distributions will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends or distributions, and any other factors our Board of Directors deems relevant. The inability of our reinsurance and insurance operating subsidiaries and affiliates to pay dividends or distributions in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on the Company.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

We may need to raise additional capital in the future, through the issuance of debt, equity or hybrid securities, in order to, among other things, write new business, pay significant losses, respond to, or comply with, any changes in the capital requirements that rating agencies use to evaluate us, acquire new businesses, invest in existing businesses or to refinance our existing obligations.

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are unfavorable to us and our shareholders.  More specifically, any new issuances of equity or hybrid securities could result in the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of our common shares and could prove to be dilutive to our existing common shares.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, operating results and financial condition could be adversely affected.

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

Competition may reduce our operating margins.

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

We currently compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and some of these companies currently have more capital. We also compete with capital markets participants such as investment banks and investment funds that access business in securitized form or through special purpose vehicles or derivative transactions. As new insurance and reinsurance companies are formed and established competitors raise additional capital, any resulting increase in competition could affect our ability to attract or retain business or to write business at premium rates sufficient to cover losses. If competition limits our ability to write new business and renew existing business at adequate rates, our return on capital may be adversely affected.

Regulation may restrict our ability to operate.

Our reinsurance and insurance operations are subject to extensive regulation under Bermuda, U.S., U.K. and Swiss laws.  Governmental agencies have broad administrative power to regulate many aspects of our business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders. Insurance laws and regulations impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves.

Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction.  For example, since 2007 there have been a number of government initiatives in Florida designed to decrease insurance rates in the state. Of most significance to reinsurers was the large increase in the capacity of the Florida Hurricane Catastrophe Fund (“FHCF”), a state-run reinsurer. We believe any increase in capacity of private reinsurers and the FHCF will cause downward pressure on windstorm catastrophe rates for the foreseeable future, particularly for Florida residential exposures. In addition, state and Federal legislation has been proposed to establish catastrophe funds and underwriting in coastal areas which could adversely impact our business.

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

Similarly, following the 2005 storm season, rates significantly increased which prompted legislative and administrative regulatory actions by the State of Florida. This government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets.  Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

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

We may also be subject to political, regulatory and industry initiatives in other jurisdictions in which we do business.

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be subject to significant volatility.

The market price and trading volume of our common shares, as well as the market prices of securities of our peers, may be subject to significant volatility in response to a variety of events and factors, including:

•            catastrophes that may specifically impact us or are perceived by investors as impacting the insurance and reinsurance industries in general;

•            exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices and foreign exchange rates;

•            variations in our operating results;

•            changes in expectations about our future operating results;

•            changes in financial estimates and recommendations by securities analysts concerning us or the insurance and reinsurance industries in general;

•            the overall performance of other companies that investors may deem to be our peers;

•            news reports relating to our business and trends in the markets in which we operate; and,

•            acquisitions and financing activities undertaken by us or our peers.

In addition, markets around the world have recently experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market prices of securities of issuers for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect the price of our common shares, regardless of our operating performance.

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

We are incorporated pursuant to the laws of Bermuda and are headquartered in Bermuda. In addition, certain of our directors and officers reside outside the U.S. and a substantial portion of our assets, and the assets of such persons, are located in jurisdictions outside the U.S.  As such, we have been advised that there is doubt as to whether:

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

The Company and Montpelier Re currently intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not contend, perhaps successfully, that the Company or Montpelier Re is engaged in a trade or business in the U.S.  A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

In addition, Congress has discussed legislation from time-to-time intended to eliminate certain perceived tax advantages of Bermuda reinsurers and U.S. companies with Bermuda affiliates, and is currently considering proposals which, if adopted, are expected to adversely impact such operations. While these legislative proposals would not have a material impact on our current results, such proposals and/or additional legislative proposals could have an material impact on us or our shareholders in the future.

Proposed U.S. tax legislation may adversely affect U.S. shareholders.

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

Item 1B.        Unresolved Staff Comments

As of the date of this report, we had no unresolved comments from the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.           Properties

We currently lease office space in Pembroke, Bermuda, where the Company, Montpelier Re and Blue Ocean are located.  We also lease office space in London, U.K. where MUA, MCL, MMSL and MUSL are located; in Zug, Switzerland, where MEAG is located; in Boston, MA, Chicago, IL, Hartford, CT, Overland Park, KS, and Shelton, CT where MUI is located; in Scottsdale, AZ where MUSIC is located; and in Woburn, MA and Hanover, NH where MTR is located.

We believe our facilities are adequate for our current needs.

Item 3.           Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings generally involve reinsurance or insurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with our net loss and LAE reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, we received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”).  The notice involves two contracts pursuant to which we purchased reinsurance protection from MPCL (the “Disputed Contracts”).  MPCL seeks in the arbitration to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney fees and interest.

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

We believe that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable.  In addition, we intend to seek relief from MPCL for our attorney fees and interest costs.  In the circumstances, we believe that the results of the arbitration will not have a materially adverse effect on our financial condition, results of operations or cash flows.

Pursuant to directions given in the arbitration, we do not expect substantive hearings to begin until early 2010.

Other than the contract dispute with MPCL described above, we had no other potentially material litigation or arbitration proceedings at December 31, 2008.

Item 4.         Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

Item 5.    Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Registered Holders and Dividends and Distributions on Common Shares and Warrants

Our common shares are listed on the New York Stock Exchange (symbol MRH).  The quarterly range of the high and low sales price for our common shares during 2008 and 2007 is presented below:

	2008		2007
	High	Low	High	Low
Quarter ended:
December 31	$17.00	$10.13	$18.23	$16.35
September 30	17.94	14.00	18.88	15.44
June 30	17.20	14.75	19.35	17.11
March 31	17.64	15.17	18.88	16.80

As of February 25, 2009, we had 101 registered holders of our common shares.

During 2008 and 2007 we declared and paid regular cash dividends on our common shares and warrants to acquire common shares (during periods in which the warrants were outstanding) of $.075 per quarter.

Issuer Purchases of Common Shares

We did not purchase any of our common shares during the three months ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by shareholders - LTIP	1,606,619	(1)	—	4,257,736	(3)

Equity compensation plans not approved by shareholders - Directors Share Plan	41,343	(2)	—	88,936

Total	1,647,962		—	4,346,672

(1) The Montpelier Re Holdings Ltd. Long-Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan and was last approved by shareholders in May 2007. Incentive awards that may be granted under the LTIP consist of share appreciation rights, restricted share units (“RSUs”) and performance shares.

At target payout, each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, participants may receive a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to our operating and financial performance over the period. At the discretion of the CN Committee, any final payment in respect of such performance shares may take the form of cash, common shares or a combination of both.

Each RSU represents a phantom restricted share which vests ratably in equal tranches, typically over three-to-five year periods, subject to the employee remaining employed at the applicable vesting date.  RSUs are payable only in common shares or in common shares net of applicable tax withholdings.

Neither performance shares nor RSUs require the payment of an exercise price.  Accordingly, there is no weighted average exercise price for either of these awards.

The Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008 (the “EES Act”), added Section 457A to the U.S. Internal Revenue Code. The Company believes that, effective for periods after December 31, 2008, Section 457A and guidance promulgated by the U.S. Internal Revenue Service thereunder may cause certain LTIP participants (those who are U.S. taxpayers) to be taxed on the fair value of RSUs upon vesting rather than upon subsequent receipt of the underlying common shares.

In order to alleviate this potential mismatch between taxation and receipt of the common shares, the CN Committee resolved, on December 3, 2008, to amend certain outstanding RSU awards to accelerate the distribution of the underlying common shares to coincide more closely with the vesting date. This amendment to the award agreements did not change the applicable vesting date, but allowed participants to receive their common shares during the same period in which they will be taxable.  Prior to the EES Act, RSUs were payable in common shares only at the end of the RSU term.

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

In light of the EES Act, in November 2008 the CN Committee and the Company’s Board of Directors resolved to permit directors who participate in the Directors’ Share Plan to elect to receive payment prior to December 31, 2017.

(3) On May 23, 2007, the Company’s shareholders authorized an inventory of up to 6,200,000 shares for issuance under the LTIP.  LTIP awards outstanding at December 31, 2008 consisted of 325,000 performance shares at “target” and 1,281,619 RSUs.  Since May 23, 2007, the Company has paid 335,645 RSUs under the LTIP in the form of common shares.

Performance Graph

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in our common shares as of January 1, 2004, assuming reinvestment of dividends and distributions.  Cumulative returns for the five-year period ended December 31, 2008 are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P P&C”) for comparison.

Five-Year Cumulative Total Return

(value of $100 invested January 1, 2004)

	Year Ended December 31,
Company/Index	2003	2004	2005	2006	2007	2008
Montpelier Re Holdings Ltd. (symbol MRH)	$100.00	$108.70	$64.15	$64.24	$59.72	$60.06
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 P&C	100.00	110.42	127.11	143.47	123.44	87.13

Item 6.                 Selected Financial Data

Selected consolidated statement of operations data, ending balance sheet data and share data for each of the five years ended December 31, 2008, follows:

	Year Ended December 31,
(Millions, except share and per share amounts)	2008		2007	2006	2005(a)		2004
Statement of Operations Data:
Revenues (b)	$364.3	(c)	$724.0	$722.0	$967.9		$870.8
Expenses	(507.8	)(d)	(376.2)	(379.7)	(1,720.8	)(d)	(630.4)
Income (loss) before income taxes, extraordinary item and minority interest	(143.5)		347.8	342.3	(752.9)		240.4
Income tax provision	(1.1)		(0.1)	(0.1)	—		(0.1)
Minority interest expense - Blue Ocean (a)	(1.9)		(31.9)	(39.3)	—		—
Excess of fair value of acquired net assets over cost - Blue Ocean	1.0		—	—	—		—
Net income (loss)	$(145.5)		$315.8	$302.9	$(752.9)		$240.3
Balance Sheet Data:
Total assets	$2,797.6		$3,525.2	$3,898.8	$4,059.7		$3,398.1
Loss and LAE reserves	808.9		860.7	1,089.2	1,781.9		549.5
Debt	352.5	(e)	427.4	427.3 (e)	249.1		249.0
Minority interest - Blue Ocean common and preferred equity (a)	—		88.7	238.4	163.9		—
Common shareholders’ equity	1,357.6	(f)	1,653.1 (g)	1,492.9 (h)	1,057.7	(i)	1,751.9
Per Share Data:
Fully converted book value per share (j)	$15.94		$17.88	$15.46	$11.86		$26.75
Fully converted tangible book value per share (j)	$15.88		$17.82	$15.46	$11.86		$26.75
Earnings (loss) per share - Basic	$(1.69)		$3.32	$3.23	$(11.16)		$3.68
Earnings (loss) per share - Diluted	$(1.69)		$3.31	$3.22	$(11.16)		$3.55
Cash dividends declared per common share	$.30		$.30	$.30	$6.655	(k)	$1.36
Cash dividends declared per warrant	—		.075	.30	6.655	(k)	1.36

(a)          From December 2005 to June 2008, the period prior to Blue Ocean becoming a wholly-owned subsidiary, we fully consolidated Blue Ocean in our financial statements in accordance with FIN 46R.

(b)         As of January 1,  2007, we adopted FAS 157 and FAS 159. As a result, in all periods subsequent to adoption substantially all of our investments are carried at fair value with changes in fair value being reported as net realized and unrealized investment gains (losses) in our statement of operations. Prior to adoption, our available for sale investments were carried at fair value with changes in fair value being reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income (loss).

(c)          During 2008, we incurred substantial net realized and unrealized investment losses.

(d)         During 2008, we incurred substantial catastrophe losses associated with hurricane Ike.  During 2005, we incurred substantial catastrophe losses associated with hurricanes Katrina, Wilma and Rita.

(e)          During 2008, Blue Ocean repaid $75.0 million in debt that it issued in 2006.  In 2006, we issued $103.1 million of junior subordinated debt securities.

(f)    During 2008, we repurchased 7,799,019 of our common shares for $125.7 million.

(g)         During 2007, we repurchased 939,039 common shares and 7,172,375.5 warrants to acquire common shares from White Mountains Insurance Group, Ltd. (“White Mountains”), a former affiliate, for $65.0 million.  We also repurchased 3,780,305 common shares for $63.7 million from shareholders other than White Mountains.

(h)   During 2006, we privately sold 6,896,552 common shares for $100.0 million.

(i)             During 2005, we publicly sold 25,850,926 common shares for $600.0 million.

(j)             See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our fully converted book value per share and fully converted tangible book value per share.

(k)          During 2005, we declared and paid a one-time special dividend of $5.50 per common share and warrant, in addition to regular quarterly dividends.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2008, 2007 and 2006 and our financial condition as of December 31, 2008 and 2007.  This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included within this filing.

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

Overview

Summary Financial Results

Year Ended December 31, 2008

We ended 2008 with a fully converted tangible book value per share of $15.88, a decrease of 9.2% for the year inclusive of dividends. The decrease in fully converted tangible book value per share experienced during 2008 was largely the result of catastrophe losses from hurricanes Gustav and Ike and realized and unrealized losses associated with our investment portfolio. Our comprehensive loss for 2008 was $150.9 million and our GAAP combined ratio was 91.0%.

Our underwriting results for 2008 included $177.1 million of net losses from hurricanes Gustav and Ike, partially offset by $104.1 million of prior year favorable loss development.  The Company’s financial impact from hurricanes Gustav and Ike, net of reinsurance, reinstatements and reductions in incentive accruals, was approximately $140.0 million. Our investment results for 2008 included $244.9 million of net realized and unrealized investment losses which were comprised of $82.4 million in net losses from fixed maturities, $103.5 million in net losses from equity securities and $59.0 million in net losses from other investments.

Year Ended December 31, 2007

We ended 2007 with a fully converted tangible book value per share of $17.82, an increase of 17.2% for the year inclusive of dividends. The increase was largely the result of favorable underwriting conditions resulting from satisfactory pricing and a low level of catastrophes experienced throughout the year, as well as solid investment results.  Our comprehensive income for 2007 was $314.0 million and our GAAP combined ratio was 61.3%.

Our underwriting results for 2007 included net losses totalling $88.6 million from windstorms Kyrill and Gonu, floods in Australia and the U.K. and wildfires in California, partially offset by $36.4 million of prior year favorable loss development.  Our investment results for 2007 included $26.5 million of net realized and unrealized investment gains which were comprised of $19.9 million in net gains from fixed maturities, $7.5 million in net gains from equity securities and $0.9 million in net losses from other investments.

Year Ended December 31, 2006

We ended 2006 with a fully converted tangible book value per share of $15.46, an increase of 33.2% for the year inclusive of dividends. The increase was largely the result of favorable underwriting conditions resulting from attractive pricing and a low level of catastrophes experienced throughout the year, as well as strong investment results.  Our comprehensive income for 2006 was $361.5 million and our GAAP combined ratio was 60.3%.

Our underwriting results for 2006 included no significant individual catastrophe losses and $23.8 million of prior year favorable loss development.  Our investment results for 2006 included $4.0 million of net realized and unrealized investment gains which were comprised of $8.3 million in net losses from fixed maturities and $12.3 million in net gains from equity securities.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share:

	December 31,
	2008	2007	2006

Book value per share numerators (Millions):

[A] Book value per share numerator (common shareholders’ equity)	$1,357.6	$1,653.1	$1,492.9
Intangible asset (1)	(4.7)	(4.7)	—
[B] Fully converted tangible book value per share numerator	$1,352.9	$1,648.4	$1,492.9

Book value per share denominators (Millions of shares):

Common shares outstanding	91.8	99.3	111.8
Common shares subject to the share issuance agreement (2)	(7.9)	(7.9)	(15.7)
[C] Book value per share denominator	83.9	91.4	96.1

Common share obligations under benefit plans	1.3	1.1	0.5
[D] Fully converted book value per share denominator	85.2	92.5	96.6

Book value per share [A] / [C]	$16.18	$18.09	$15.54
Fully converted book value per share [A] / [D]	15.94	17.88	15.46
Fully converted tangible book value per share [B] / [D]	15.88	17.82	15.46

Change in fully converted tangible book value per share: (3)

From December 31, 2007	-9.2%
From December 31, 2006	6.6%

(1) Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2) Under the terms of the share issuance agreement, 7,920,000 common shares remain issued and outstanding. In view of the contractual undertakings of the forward counterparty in the share issuance agreement, which have the effect of substantially eliminating the economic dilution that would otherwise result from the issuance such shares, we do not consider these shares outstanding for the purposes of this computation.  See Note 7.

(3) Computed as the change in fully converted tangible book value per share, as adjusted for dividends declared.

We believe that our computations of our fully converted tangible book value per share and our change in fully converted tangible book value per share, as adjusted for dividends, are measurements which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

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

During 2006, we saw significant price increases in U.S. peak property zones, particularly in the case of business exposed to hurricanes and earthquakes, resulting from significant hurricane losses experienced throughout 2004 and 2005. These losses led to an increase in perceived catastrophe risk by market participants, catastrophe modeling firms and rating agencies which directly and indirectly led to increased prices.

Outside of property business in U.S. peak zones, pricing during 2006 was mixed and we observed instances of both upward price movement and, more frequently, price decreases.

During 2007, pricing in virtually all insurance and reinsurance markets declined, on average, by approximately 10% due to increasing competition from the private sector and, for catastrophe prone business, the impact of event-linked securities and certain governmental initiatives that occurred or were anticipated to occur.

The most significant price decline in 2007 was related to writings of collateralized property catastrophe retrocessional business which, from January 1, 2006 to June 30, 2007, was predominantly written by Blue Ocean Re. This was the first segment to show significant rate increases following the 2005 catastrophes and, likewise, its pricing deteriorated most rapidly.  As a result, since the second half of 2007 and throughout 2008, Blue Ocean Re wrote no new business.

During 2008, pricing throughout the insurance and reinsurance markets continued to decline with direct and facultative property business being the class showing the single largest rate decline.  We also observed strong incumbent market retention within existing positions on desirable programs, which means that our Montpelier Bermuda segment was able to maintain and/or expand positions with its long-term target client base.  We also observed that aggregate demand was either static or decreasing in most catastrophe markets.

During 2009 to date, we observed positive pricing trends in the majority of our business lines, ending twenty-two consecutive months of price reductions.  The premium-weighted renewal price index across the entire portfolio incepting in January was 107%.  Within our Property Catastrophe Excess-of-loss line, our largest block of business to renew at that time, the renewal price index was 108% or 110% for our U.S. portfolio and 105% for our International treaty portfolio.

Despite witnessing broad-based rate strengthening in our Property Catastrophe line we took deliberate steps to reduce our gross exposures at January 1, 2009,  in anticipation of continued market tightening for U.S. property business for the remainder of the year.  Additionally, we were mindful of the widening disparity between pricing for inwards reinsurance and outwards retrocession, which renders certain protections typically purchased in prior years uneconomical.

Looking ahead to future periods, it is difficult to predict the amount of annual premiums we will write and how attractive pricing will be.  However, we believe that the recent widespread investment and catastrophe losses have weakened the balance sheets of many insurance and reinsurance companies and have reduced the reinsurance capacity provided by the capital markets. We see all of these factors as directly reducing the supply of capital which should, in turn, result in higher return hurdles.  Based on discussions with a variety of ceding companies, we also expect to see increased demand for reinsurance driven by several sources, including weaker capital adequacy positions and shrinking risk tolerances.

During the fourth quarter of 2008, we announced that we had received approval from Lloyd’s for the establishment of our own wholly-owned Managing Agent, MUA.  MUA has assumed the management of Montpelier Syndicate 5151 for the 2009 underwriting year of account, with effect from January 1, 2009.

The formation of MUA represents the latest step in a series of strategic initiatives we began in mid 2006.  We now have operations in four countries employing three different insurance licenses.  As a result, we are optimistic in our outlook for 2009 as we expect to see increasingly attractive opportunities for all of our underwriting platforms.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary modeling tool), third-party vendor models, underwriting judgment, and our own reinsurance purchases.

Our three-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis.  We seek to refine and improve our risk management process over time. Our catastrophe and enterprise-wide risk management metrics entail significant estimates, judgments and uncertainties.  As such, the following discussion should be read in conjunction with our “Risk Factors” contained in Item 1A herein, in particular the specific risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We track gross reinsurance treaty contract limits which we deem exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of December 31, 2008, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Annual Operating Result

In addition to monitoring exposed contract limits and single event accumulation potential, we attempt to measure enterprise-wide risk using a simulated annual aggregate operating result approach. This approach estimates comprehensive income over simulated annual return periods, including contributions from certain variables such as aggregate premiums, losses, expenses, and investment results.  We view this approach as a supplement to our single event stress test as it allows for multiple losses from natural catastrophe and other sources and attempts to take into account certain risks from non-underwriting sources. Through our modeling we endeavor to take into account many risks that we face as an enterprise.  By the very nature of the insurance and reinsurance business, and the limitations of models generally, our modeling does not cover every potential risk.  Examples include emerging risks, changes in liability awards, pandemic illnesses, asteroid strikes, climate change, bioterrorism, scientific accidents, and various imaginable and unimaginable political and financial market catastrophes.

I.   Results of Operations

Our consolidated financial results for years ended December 31, 2008, 2007 and 2006 follow:

	Year Ended December 31,
($ in millions)	2008	2007	2006

Gross premiums written	$620.1	$653.8	$727.5
Reinsurance premiums ceded	(78.9)	(104.8)	(148.9)
Net premiums written	541.2	549.0	578.6
Change in net unearned premiums	(12.7)	8.2	4.4
Net premiums earned	528.5	557.2	583.0

Net investment income	86.4	132.5	125.8
Net realized and unrealized gains (losses)	(244.9)	26.5	4.0
Net foreign exchange gains	7.6	6.1	10.8
Net expense from derivative instruments	(14.3)	(0.3)	(9.9)
Other revenue	1.0	2.0	8.3
Total revenues	364.3	724.0	722.0

Underwriting expenses:
Loss and LAE — current year losses	(399.2)	(213.9)	(196.5)
Loss and LAE — prior year losses	104.1	36.4	23.8
Acquisition costs	(83.9)	(78.3)	(112.8)
General and administrative expenses	(102.0)	(85.9)	(66.0)
Non-underwriting expenses:
Interest and other financing expenses	(26.8)	(34.5)	(28.2)
Total expenses	(507.8)	(376.2)	379.7

Income (loss) before income taxes, extraordinary item and minority interest	(143.5)	347.8	342.3

Income tax provision	(1.1)	(0.1)	(0.1)
Minority interest expense — Blue Ocean	(1.9)	(31.9)	(39.3)
Excess of fair value of acquired net assets over cost - Blue Ocean	1.0	—	—
Net income (loss)	(145.5)	315.8	302.9
Other comprehensive income (loss)	(5.4)	(1.8)	58.6
Comprehensive income (loss)	$(150.9)	$314.0	$361.5

Loss and LAE ratio	55.8%	31.8%	29.6%
Acquisition cost ratio	15.9%	14.1%	19.4%
General and administrative expense ratio	19.3%	15.4%	11.3%

GAAP combined ratio	91.0%	61.3%	60.3%

I. Review of Underwriting Results - by Segment

The Company operates through four operating segments, Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean.  Each operating segment is a separate underwriting platform through which the Company writes reinsurance and insurance business. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and service charges, collectively referred to as “Corporate and Other,” are also presented.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda, our largest operating segment, for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
($ in millions)	2008	2007	2006

Gross premiums written	$503.5	$595.7	$632.7
Reinsurance premiums ceded	(76.7)	(104.7)	(148.9)
Net premiums written	426.8	491.0	483.8
Change in net unearned premiums	32.9	0.3	26.3
Net premiums earned	459.7	491.3	510.1

Loss and LAE	(245.9)	(173.3)	(172.7)
Acquisition costs	(72.8)	(72.9)	(107.4)
General and administrative expenses	(43.3)	(53.6)	(55.4)
Underwriting income	$97.7	$191.5	$174.6

Loss and LAE ratio	53.5%	35.3%	33.9%
Acquisition costs ratio	15.8%	14.8%	21.1%
General and administrative expense ratio	9.4%	10.9%	10.9%

GAAP combined ratio	78.7%	61.0%	65.9%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s gross premiums, by line of business, for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
($ in millions)	2008		2007		2006

Property Catastrophe	$317.2	63%	$348.2	58%	$301.6	47%
Property Specialty	106.6	21	136.7	23	206.8	33
Other Specialty	74.4	15	110.8	19	124.3	20
Inter-segment reinsurance (1)	5.3	1	—	—	—	—

Gross premiums written	503.5	100%	595.7	100%	632.7	100%
Reinsurance premiums ceded	(76.7)		(104.7)		(148.9)
Net premiums written	$426.8		$491.0		$483.8

(1)    Represents an inter-segment reinsurance cover with Montpelier Syndicate 5151.  This intercompany arrangement is eliminated in consolidation.

Gross premiums written within our Montpelier Bermuda segment decreased by approximately 16% in 2008, as compared to 2007, as a result of the following:

•                  Property Catastrophe premiums written during 2008 decreased by 9% over 2007, reflecting softening prices in the property catastrophe market as a whole experienced throughout most of 2008. This deterioration in pricing had the dual effect of: (i) reducing the premium written on many contract renewals, and (ii) causing Montpelier Bermuda not to renew other contracts. Additionally, approximately $30.0 million of Property Catastrophe premium that would have been written within this segment was written within our Montpelier Syndicate 5151 segment. These factors were partially offset by an increase in reinstatement premiums, which totaled $21.2 million and $8.4 million during 2008 and 2007, respectively. The reinstatement premiums recognized during the 2008 period related primarily to hurricane Ike. The reinstatement premiums recognized during 2007 related primarily to European windstorm Kyrill and U.K. floods.

•                  Property Specialty premiums written during 2008 decreased by 22% as compared to 2007.  This decrease, which was largely concentrated within our direct and facultative lines within Property Specialty, was mainly due to the impact of significant rate reductions experienced during the periods as well as non-renewals due to inadequate terms and pricing.

•                  Other Specialty premiums written during 2008 decreased by 33% over 2007. This decrease was due mainly to: (i) the non-renewal of several contracts due to inadequate terms and pricing and (ii) loss-sensitive premium adjustments made during the year within some of Montpelier Bermuda’s retrospectively rated casualty contracts. Montpelier Bermuda reduced its estimate of casualty losses incurred on some of these contracts, and consequently reduced the associated premium written.

Our gross premiums written within our Montpelier Bermuda segment decreased by approximately 6% in 2007, as compared to 2006.  In addition, our mix of premiums written also changed significantly during the period.  The premium decrease and change in mix resulted from the following:

•                        Property Catastrophe premiums written during 2007 increased from a repositioning of the portfolio from proportional treaty (Property Specialty) business to excess-of-loss (Property Casualty) business.

•                         A further increase in Property Catastrophe resulted from writings within areas of broader geographic diversity than our historical book of business,

•                        An 11% decline in Other Specialty business written, mainly casualty, as rates were declining and terms and conditions had weakened.

In the normal course of its business, Montpelier Bermuda purchases reinsurance in order to manage its exposures.  The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already incurred but have not been paid. The majority of these contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. Montpelier Bermuda also purchases industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

During 2008, net premiums written within our Montpelier Bermuda segment decreased by approximately 13% and 12% as compared to 2007 and 2006, respectively.  Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.  The level of reinstatement premiums received in future periods is also dependent upon the occurrence of catastrophic losses.

Net Premiums Earned

Net premiums earned during 2008, 2007 and 2006 were $459.7 million, $491.3 million and $510.1 million, respectively, representing a decrease of 6% and 4% during 2008 and 2007, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables present Montpelier Bermuda’s gross unpaid loss and LAE reserves, by line of business, as of and for the years ended December 31, 2008, 2007 and 2006:

Gross Loss and LAE Reserves

(Millions)	Gross Reserves at Dec. 31, 2007	Change in Prior Years’ Estimates During 2008	Gross Losses Paid During 2008	Estimated Ultimate Losses During 2008	Gross Reserves at Dec. 31, 2008

Property Catastrophe	$294.6	$(61.7)	$(194.1)	$234.5	$273.3
Property Specialty	259.4	(23.7)	(127.9)	111.7	219.5
Other Specialty	285.8	(30.2)	(49.7)	51.3	257.2
Total	$839.8	$(115.6)	$(371.7)	$397.5	$750.0

(Millions)	Gross IBNR at Dec. 31, 2008	Gross Case Reserves at Dec. 31, 2008	Gross Reserves at Dec. 31, 2008

Property Catastrophe	$122.9	$150.4	$273.3
Property Specialty	88.4	131.1	219.5
Other Specialty	174.5	82.7	257.2
Total	$385.8	$364.2	$750.0

(Millions)	Gross Reserves at Dec. 31, 2006	Change in Prior Years’ Estimates During 2007	Gross Losses Paid During 2007	Estimated Ultimate Losses During 2007	Gross Reserves at Dec. 31, 2007

Property Catastrophe	$388.6	$(9.9)	$(193.2)	$109.1	$294.6
Property Specialty	372.9	(27.0)	(142.0)	55.5	259.4
Other Specialty	327.7	(8.0)	(94.4)	60.5	285.8
Total	$1,089.2	$(44.9)	$(429.6)	$225.1	$839.8

(Millions)	Gross IBNR at Dec. 31, 2007	Gross Case Reserves at Dec. 31, 2007	Gross Reserves at Dec. 31, 2007

Property Catastrophe	$149.2	$145.4	$294.6
Property Specialty	107.6	151.8	259.4
Other Specialty	188.0	97.8	285.8
Total	$444.8	$395.0	$839.8

(Millions)	Gross Reserves at Dec. 31, 2005	Change in Prior Years’ Estimates During 2006	Gross Losses Paid During 2006	Estimated Ultimate Losses During 2006	Gross Reserves at Dec. 31, 2006

Property Catastrophe	$868.9	$37.8	$(538.4)	$20.3	$388.6
Property Specialty	540.7	(9.6)	(261.6)	103.4	372.9
Other Specialty	353.5	(24.5)	(82.4)	81.1	327.7
Qualifying Quota Share	18.8	(4.6)	(14.2)	—	—
Total	$1,781.9	$(0.9)	$(896.6)	$204.8	$1,089.2

The following tables present Montpelier Bermuda’s net unpaid loss and LAE reserves, by line of business, as of and for the years ended December 31, 2008, 2007 and 2006:

Net Loss and LAE Reserves

(Millions)	Net Reserves at Dec. 31, 2007	Change in Prior Years’ Estimates During 2008	Net Losses Paid During 2008	Estimated Ultimate Losses During 2008	Net Reserves at Dec. 31, 2008

Property Catastrophe	$236.1	$(54.9)	$(171.2)	$201.6	$211.6
Property Specialty	195.2	(26.6)	(94.0)	103.1	177.7
Other Specialty	272.7	(23.3)	(48.8)	46.0	246.6
Total	$704.0	$(104.8)	$(314.0)	$350.7	$635.9

(Millions)	Net Reserves at Dec. 31, 2006	Change in Prior Years’ Estimates During 2007	Net Losses Paid During 2007	Estimated Ultimate Losses During 2007	Net Reserves at Dec. 31, 2007

Property Catastrophe	$302.9	$(4.0)	$(163.8)	$101.0	$236.1
Property Specialty	271.6	(26.6)	(102.7)	52.9	195.2
Other Specialty	317.4	(5.8)	(94.7)	55.8	272.7
Total	$891.9	$(36.4)	$(361.2)	$209.7	$704.0

(Millions)	Net Reserves at Dec. 31, 2005	Change in Prior Years’ Estimates During 2006	Net Losses Paid During 2006	Estimated Ultimate Losses During 2006	Net Reserves at Dec. 31, 2006

Property Catastrophe	$719.8	$30.2	$(465.6)	$18.5	$302.9
Property Specialty	398.4	(30.6)	(197.8)	101.6	271.6
Other Specialty	341.3	(19.9)	(80.3)	76.3	317.4
Qualifying Quota Share	16.7	(3.5)	(13.2)	—	—
Total	$1,476.2	$(23.8)	$(756.9)	$196.4	$891.9

We estimated Montpelier Bermuda’s gross and net loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2008.

Our best estimate for Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2008 and 2007 was $750.0 million and $839.8 million, respectively.  Our best estimate for Montpelier Bermuda’s ending net loss and LAE reserves at December 31, 2008 and 2007 was $635.9 million and $704.0 million, respectively.

As of December 31, 2008 and 2007, Montpelier Bermuda’s IBNR reserves represented 51% and 53% of its total gross loss and LAE reserves, respectively.

The following tables present Montpelier Bermuda’s net loss and LAE and net loss and LAE ratios for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(Millions)	2008	2007	2006

Loss and LAE - current year losses	$350.7	$209.7	$196.5
Loss and LAE - favorable development on prior year losses	(104.8)	(36.4)	(23.8)

Net Loss and LAE	$245.9	$173.3	$172.7

	Year Ended December 31,
	2008	2007	2006

Loss and LAE ratio - current year losses	76.3%	42.7%	38.6%
Loss and LAE ratio - favorable development on prior year losses	(22.8)%	(7.4)%	(4.7)%

Net Loss and LAE ratio	53.5%	35.3%	33.9%

During 2008, Montpelier Bermuda incurred significant catastrophic losses from European Windstorm Emma and hurricanes Ike and Gustav, representing a combined net loss of $181.2 million.  Additionally, Montpelier Bermuda incurred $49.2 million of net losses as a result of four individual risk losses within our Other Specialty line of business.

During 2007, Montpelier Bermuda incurred significant losses from European windstorms Kyrill and Gonu, California wildfires and floods in the U.K. and Australia. These events generated combined net losses of $88.6 million.

During 2006, Montpelier Bermuda’s single largest catastrophe loss, a series of U.S. tornadoes and hailstorms, amounted to less than $10.0 million.

Reinsurance recoveries of $35.4 million, $6.9 million and $31.2 million were netted against Montpelier Bermuda’s loss and LAE for the years ended 2008, 2007 and 2006, respectively.

The nature of our business is such that losses, and the resulting loss ratios, can vary widely from period to period depending on the occurrence and severity of natural and man-made catastrophes.

Loss and LAE development — 2008

Net favorable loss and LAE development occurring in 2008 that related to prior year losses was $104.8 million. Summaries by line of business are as follows:

•                  Net estimated ultimate Property Catastrophe losses for prior years decreased by $54.9 million due primarily to the reassessment of loss and LAE reserves relating to the 2007 loss events noted above, as well as with hurricanes that occurred in 2004 and 2005.

•                  Net estimated ultimate Property Specialty losses for prior years decreased by $26.6 million mainly as a result of a reduction in losses reported to us in connection with several large, facultative claims.

•                  Net estimated ultimate Other Specialty losses for prior years decreased by $23.3 million largely as a result of the reassessment of loss and LAE reserves in our casualty class of business, as well as in other classes.

Loss and LAE development — 2007

During the year ended December 31, 2007, Montpelier Bermuda experienced $36.4 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of our business:

•                        Net estimated ultimate Property Catastrophe losses for prior years decreased by $4.0 million due to the re-assessment of loss and LAE reserves relating to several small loss events within Montpelier Bermuda’s Property Catastrophe lines.

•                        Net estimated ultimate Property Specialty losses for prior years decreased by $26.6 million due primarily to claims emergence on Montpelier Bermuda’s direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business.

•                        Net estimated ultimate Other Specialty losses for prior years decreased by $5.8 million due to the re-assessment of loss and LAE reserves relating to several classes of business within Montpelier Bermuda’s Other Specialty line.

Loss and LAE development — 2006

During the year ended December 31, 2006, Montpelier Bermuda experienced $23.8 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of our business:

•                        Net estimated ultimate Property Catastrophe losses for prior years increased by $30.2 million due primarily to an increase in expected ultimate losses in Montpelier Bermuda’s retrocessional book of business relating to the 2005 hurricanes, mainly hurricane Wilma.

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

Underwriting Expenses

The following table presents Montpelier Bermuda’s underwriting expenses for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
($ in millions)	2008	2007	2006

Acquisition costs	$72.8	$72.9	$107.4
Profit commission component of acquisition costs	$5.9	$6.8	$3.8
Acquisition costs ratio	15.8%	14.8%	21.1%

General and administrative expenses	$43.3	$53.6	$55.4
General and administrative expense ratio	9.4%	10.9%	10.9%

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

Acquisition costs incurred by Montpelier Bermuda during 2008 were $72.8 million, essentially unchanged from those incurred in 2007.  Acquisition costs incurred by Montpelier Bermuda during 2007 were $72.9 million, a decrease of 32% from those incurred in 2006. This decrease reflects a business shift towards excess-of-loss business from pro rata business during the period, which generally has lower acquisition costs per dollar of premium.

Profit commissions totaled $5.9 million, $6.8 million and $3.8 million for 2008, 2007 and 2006, respectively.  Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as our estimates of loss and LAE fluctuate. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commission is expensed based on the estimated results of the subject contract.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(Millions)	2008	2007	2006

Fixed expenses	$39.2	$42.5	$37.4
Share based and other incentive compensation	4.1	11.1	18.0
General and administrative expenses	$43.3	$53.6	$55.4

The decrease in fixed expenses incurred in 2008, as compared to 2007, is primarily the result of a reduction in the marketing efforts of MMSL and lower intercompany allocations of information technology and risk modeling expenses to the Montpelier Bermuda segment, as our new operations gain significance and begin to bear a greater proportion of such costs. In addition, during 2008 Montpelier Bermuda received a $1.2 million U.K. value-added tax refund.  The increase from 2006 to 2007 is primarily the result of additional costs associated with upgrades to our information technology infrastructure and increased rent, operating and maintenance costs related to our new premises in Bermuda, which we moved into during the third quarter of 2006.

The significant decrease in incentive compensation during 2008, as compared to 2007, is due to a sharp reduction in incentive accruals resulting from the significant storm losses incurred during 2008.  Additional reasons for the decreases are: (i) a decrease in performance share expense due to a lower share price in the 2008 periods versus 2007; and (ii) lower overall RSU expense in 2008 due to the timing of Montpelier Bermuda’s outstanding awards (RSU awards are more heavily amortized in the early stages of the award).  The significant increase in our incentive compensation from 2006 to 2007 was the mainly result of: (i) having two cycles of performance shares outstanding versus only one cycle during 2006 (all performance shares issued for the 2005 - 2007 performance period were cancelled without payment as there was no payout related to this tranche due to the adverse financial effects of the 2005 hurricanes); and (ii) having two cycles of RSUs outstanding versus only one cycle outstanding during 2006.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151, which commenced operations on July 1, 2007, were as follows for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2008	2007

Gross premiums written	$116.2	$15.3
Reinsurance premiums ceded	(7.5)	(0.1)
Net premiums written	108.7	15.2
Change in net unearned premiums	(45.1)	(11.0)
Net premiums earned	63.6	4.2

Loss and LAE	(47.4)	(4.2)
Acquisition costs	(10.4)	(1.6)
General and administrative expenses	(32.7)	(10.8)
Underwriting loss	$(26.9)	$(12.4)

Loss and LAE ratio	74.5%	100.0%
Acquisition costs ratio	16.4%	38.1%
General and administrative expense ratio	51.4%	n/m

GAAP combined ratio	142.3%	n/m

n/m - not meaningful due to the start-up nature of these operations.

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s gross premiums, by line of business, for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2008		2007

Property Catastrophe	$30.6	26%	$2.0	13%
Property Specialty	40.6	35	5.8	38
Other Specialty	45.0	39	7.5	49

Gross premiums written	116.2	100%	15.3	100%
Reinsurance premiums ceded	(2.2)		(0.1)
Inter-segment reinsurance premiums ceded (1)	(5.3)		—
Net premiums written	$108.7		$15.2

(1)    Represents an inter-segment reinsurance cover with Montpelier Bermuda.  This intercompany arrangement is eliminated in consolidation.

During the year ended December 31, 2008, Montpelier Syndicate 5151 wrote $116.2 million of gross premiums with its U.S.-based underwriters producing $36.3 million and its U.K.-based underwriters producing $79.9 million. Syndicate 5151 has experienced significant growth since 2007, the predominance of which has been in its Property Specialty and Other Specialty lines.  Within these lines of business, Syndicate 5151 has produced new business in engineering, individual and treaty property coverage and U.S. casualty lines, written on both a proportional and non-proportional basis.  During 2007, the year in which Montpelier Syndicate 5151 was established, it wrote $15.3 million of gross premiums.

Syndicate 5151’s current focus is primarily on short tail business that does not contain catastrophe exposure. Virtually all of Syndicate 5151’s Property Catastrophe premium represents business transferred from the Montpelier Bermuda and Blue Ocean segments, bringing Montpelier’s underwriting function closer to the local market generating the business.

To date, most of Montpelier’s outward reinsurance has been purchased by the Montpelier Bermuda segment, which in turn provides inter-segment reinsurance to Montpelier Syndicate 5151. However, from time to time, Montpelier Syndicate 5151 purchases a limited amount of reinsurance cover that protects exposures unique to that segment.

All of Montpelier Syndicate 5151’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that it has already incurred but has not been paid.

Various factors will continue to affect this segment’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during years ended December 31, 2008 and 2007 were $63.6 million and $4.2 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables present Montpelier Syndicate 5151’s unpaid loss and LAE reserves, by line of business, as of and for the years ended December 31, 2008 and 2007.  During each of the periods presented, Montpelier Syndicate 5151’s gross reserves were equal to their net reserves.

Gross and Net Loss and LAE Reserves

(Millions)	Reserves at Dec. 31, 2007	Change in Prior Years Estimates During 2008	Currency Movements and Losses Paid During 2008	Estimated Ultimate Losses During 2008	Reserves at Dec. 31, 2008

Property Catastrophe	$0.5	$(0.1)	$—	$6.4	$6.8
Property Specialty	2.1	0.5	(2.7)	22.3	22.2
Other Specialty	1.6	0.3	(0.1)	18.0	19.8
Total	$4.2	$0.7	$(2.8)	$46.7	$48.8

(Millions)	IBNR at Dec. 31, 2008	Case Reserves at Dec. 31, 2008	Reserves at Dec. 31, 2008

Property Catastrophe	$6.7	$0.1	$6.8
Property Specialty	11.2	11.0	22.2
Other Specialty	18.5	1.3	19.8
Total	$36.4	$12.4	$48.8

(Millions)	Reserves at Dec. 31, 2006	Change in Prior Years Estimates During 2007	Losses Paid During 2007	Estimated Ultimate Losses During 2007	Reserves at Dec. 31, 2007

Property Catastrophe	$—	$—	$—	$0.5	$0.5
Property Specialty	—	—	—	2.1	2.1
Other Specialty	—	—	—	1.6	1.6
Total	$—	$—	$—	$4.2	$4.2

(Millions)	IBNR at Dec. 31, 2007	Case Reserves at Dec. 31, 2007	Reserves at Dec. 31, 2007

Property Catastrophe	$0.5	$—	$0.5
Property Specialty	1.0	1.1	2.1
Other Specialty	1.6	—	1.6
Total	$3.1	$1.1	$4.2

We estimated Montpelier Syndicate 5151’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2008.  Our best estimate for Montpelier Syndicate 5151’s ending loss and LAE reserves at December 31, 2008 and 2007 was $48.8 million and $4.2 million, respectively, which includes $0.6 million in foreign currency movements.

The following tables present Montpelier Syndicate 5151’s loss and LAE and net loss and LAE ratios for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
(Millions)	2008	2007

Loss and LAE - current year losses	$46.7	$4.2
Loss and LAE - unfavorable development on prior year losses	0.7	—

Loss and LAE	$47.4	$4.2

	Year Ended December 31,
	2008	2007

Loss and LAE ratio - current year losses	73.4%	100.0%
Loss and LAE ratio - unfavorable development on prior year losses	1.1%	—%

Loss and LAE ratio	74.5%	100.0%

Loss and LAE relating to current year losses amounted to $46.7 million in 2008 and related to several individual risk losses, as well as $6.8 million of losses relating to hurricanes Gustav and Ike. Of the total current year loss and LAE recorded by Montpelier Syndicate 5151 during 2008, $23.7 million related to business underwritten by our U.S. underwriters and $23.0 million related to business underwritten by our U.K. underwriters.

Montpelier Syndicate 5151 experienced $0.7 million in adverse development on its loss and LAE reserves relating to prior year losses during 2008.

Underwriting Expenses

The following table presents Montpelier Syndicate 5151’s underwriting expenses for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2008	2007

Acquisition costs	$10.4	$1.6
Profit commission component of acquisition costs	$0.3	$—
Acquisition costs ratio	16.4%	38.1%

General and administrative expenses	$32.7	$10.8
General and administrative expense ratio	51.4%	n/m	%

Acquisition costs (which include brokerage costs, commissions and excise taxes, when applicable) are generally driven by contract terms and are normally a set percentage of gross premiums written. Acquisition costs consist of the net of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers. Commission revenue on purchased reinsurance covers is earned over the same period over which the corresponding premiums are expensed.  Montpelier Syndicate 5151’s acquisition costs for 2008 and 2007 included premium deficiency charges of $0.1 million and $0.9 million, respectively, with the 2007 charge representing 21 points to that year’s acquisition costs ratio.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the years ended December 31, 2008 and 2007:

	Year Ended December 31,
(Millions)	2008	2007

Fixed expenses	$28.4	$8.4
Share based and other incentive compensation	4.3	2.4
General and administrative expenses	$32.7	$10.8

Montpelier Syndicate 5151’s fixed expenses are driven mainly by salaries and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland and intercompany allocations of information technology and risk modeling expenses. These fixed expenses increased significantly during 2008 as Montpelier Syndicate 5151 continued to expand its U.S. and U.K. operations.

Fixed expenses incurred during 2008 and 2007 also included Lloyd’s fees of $7.6 million and $5.8 million, respectively, and management fees paid to Spectrum of $4.6 million and $3.8 million, respectively.  These fees are largely tied to Montpelier Syndicate 5151’s underwriting capacity, which increased from £47 million in 2007 to £143 million in 2008.  With the establishment of the MUA, Syndicate 5151 will begin to experience a reduction and eventual elimination of fees from Spectrum as the operations will soon be managed through internal resources.

Share based and other incentive compensation represents annual and long-term incentives for Montpelier Syndicate 5151 employees. The increase in such incentive compensation costs from 2007 to 2008 was mainly due to staff increases within the U.S. and U.K. operations. This increase was partially offset by a decrease in incentive accruals made during the third quarter of 2008 resulting from the significant storm losses incurred during that period.

MUSIC

Underwriting results for MUSIC, which we acquired on November 1, 2007, were as follows for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2008	2007

Gross premiums written	$5.6	$—
Reinsurance premiums ceded	—	—
Net premiums written	5.6	—
Change in net unearned premiums	(3.5)	—
Net premiums earned	2.1	—

Loss and LAE	(1.8)	—
Acquisition costs	(0.5)	—
General and administrative expenses	(5.0)	(1.2)
Underwriting loss	$(5.2)	$(1.2)

Loss and LAE ratio	85.7%	—%
Acquisition costs ratio	23.8%	—%
General and administrative expense ratio	n/m %	—%

GAAP combined ratio	n/m %	—%

n/m - not meaningful due to the start-up nature of these operations.

MUSIC wrote $5.6 million of Excess and Surplus Lines premium during 2008, of which $2.1 million was earned during the year. MUSIC’s loss and LAE expenses for 2008 of $1.8 million primarily represented IBNR.  MUSIC wrote a de minimis amount of premium during the period from November 1, 2007 to December 31, 2007.

The following table summarizes MUSIC’s general and administrative expenses during the years ended December 31, 2008 and 2007:

	Year Ended December 31,
(Millions)	2008	2007

Fixed expenses	$4.5	$1.1
Share based and other incentive compensation	0.5	0.1
General and administrative expenses	$5.0	$1.2

MUSIC’s fixed expenses of $4.5 million for 2008 represent recurring expenses associated with its operations whereas its fixed expenses of $1.1 million for 2007 primarily represent costs associated with establishing its operating platform.  MUSIC’s variable expenses of $0.5 million and $0.1 million for 2008 and 2007, respectively, consisted of annual and long-term incentive accruals.

BLUE OCEAN

Underwriting results for Blue Ocean for the years ended December 31, 2008, 2007 and 2006 were as follows.  Blue Ocean was formed in December 2005 and ceased writing new business in June 2007.

	Year Ended December 31,
($ in millions)	2008	2007	2006

Gross premiums written	$0.1	$42.8	$94.8
Reinsurance premiums ceded	—	—	—
Net premiums written	0.1	42.8	94.8
Change in net unearned premiums	3.0	18.9	(21.9)
Net premiums earned	3.1	61.7	72.9

Loss and LAE	—	—	—
Acquisition costs	(0.2)	(3.8)	(5.4)
General and administrative expenses	(0.9)	(13.9)	(16.1)
Underwriting income	$2.0	$44.0	$51.4

Loss and LAE ratio	—%	—%	—%
Acquisition costs ratio	6.5%	6.2%	7.4%
General and administrative expense ratio	29.0%	22.5%	22.1%

GAAP combined ratio	35.5%	28.7%	29.5%

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

On June 5, 2008, the Company acquired all the outstanding share capital of Blue Ocean.  See Note 1.

Blue Ocean did not incur any losses during the periods presented.

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and service charges, is not considered to be an operating segment of our business. The results of Corporate and Other principally reflect general and administrative expenses in support of its various operating companies.

Our Corporate and Other results for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
(Millions)	2008	2007	2006

Gross premiums written (1)	$(5.3)	$—	$—
Reinsurance premiums ceded (1)	5.3	—	—
Net premiums written	—	—	—
Change in net unearned premiums	—	—	—
Net premiums earned	—	—	—

Loss and LAE	—	—	—
Acquisition costs	—	—	—
General and administrative expenses	(20.1)	(6.4)	5.5
Income (loss)	$(20.1)	$(6.4)	$5.5

(1)          Represents the elimination of an inter-segment reinsurance cover among Montpelier Bermuda and Montpelier Syndicate 5151.

The following table summarizes the general and administrative expenses of Corporate and Other during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(Millions)	2008	2007	2006

Fixed expenses	$15.2	$8.5	$6.6
Share based and other incentive compensation	5.3	10.5	2.8
Management services	(0.4)	(12.6)	(14.9)
General and administrative expenses	$20.1	$6.4	$(5.5)

The significant increase in fixed expenses during 2008, as compared to 2007, is primarily the result of: (i) an increase in salaries and benefits associated with the hiring of additional finance, risk management and legal personnel in support of its new insurance and reinsurance initiatives; (ii) the promotion of certain corporate officers in connection with the Company’s 2008 succession planning actions; and (iii) increased inter-segment allocations from the Company’s service companies; and (iv) upgrades made to the Company’s information and accounting systems during 2008.  The increase in fixed expenses during 2007, as compared to 2006, is primarily the result of start-up costs associated with its new insurance and reinsurance initiatives.  Other fixed expenses include director fees, corporate insurance, audit fees and fees associated with being a publicly traded company.

The significant decrease in incentive compensation during 2008, as compared to 2007, is due to a sharp reduction in incentive accruals resulting from hurricane losses incurred during the 2008 third quarter.  Additional reasons for the decreases are: (i) a decrease in performance share expense due to a lower share price in the 2008 periods versus 2007; and (ii) lower overall RSU expense in 2008 due to the timing of outstanding awards (RSU awards are more heavily amortized in the early stages of the award).  The significant increase in our incentive compensation from 2006 to 2007 was mainly the result of: (i) having fewer employees within Corporate and Other in 2006 than in 2007; (ii) having two cycles of performance shares outstanding versus only one cycle during 2006 (all performance shares issued for the 2005 - 2007 performance period were cancelled without payment as there was no expected payout related to this tranche due to the adverse financial effects of the 2005 hurricanes); and (iii) having two cycles of restricted share units (“RSUs”) outstanding versus only one cycle outstanding during 2006.

Management services principally represent underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees provided to Blue Ocean.  The decrease in fees earned from 2006 to 2008 is due to the timing and extent of Blue Ocean’s underwriting activities.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Investments

The following table summarizes our consolidated net investment income and total investment return for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
($ in millions)	2008	2007	2006

Investment income	$94.2	$139.8	$131.2
Investment expenses	(7.8)	(7.3)	(5.4)
Net investment income	86.4	132.5	125.8
Net realized investment gains (losses)	(73.6)	26.6	4.4
Net unrealized investment losses	(171.3)	(0.1)	(0.4)
Net foreign exchange transaction gains on cash and investments	9.5	7.9	7.5
Net foreign exchange translation losses on cash and investments	(12.9)	—	—
Changes in fair value reflected in other comprehensive income (1)	0.9	(1.6)	58.5
Total return on investments ($)	$(161.0)	$165.3	$195.8

Weighted average investment portfolio, including cash	$2,597	$2,986	$3,076
Total return on investments (%)	(6.2)%	5.5%	6.4%

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

Our total investment return for 2008 was significantly lower than that of 2007 and 2006, due to sizable net realized and unrealized investment losses and reductions in net investment income experienced during the year.

Our interest income decreased significantly in 2008 compared to 2007 as a result of having a smaller weighted average investment portfolio (including cash) coupled with a sharp decrease in short-term interest rates.  In addition, during 2008 we discontinued our participation in a securities lending program (fees earned from our securities lending activities are a component of our investment income).  Investment income increased in 2007 compared to 2006 due primarily to a shift in the portfolio away from U.S. government and U.S. government-sponsored enterprise securities to asset-backed and corporate securities of a longer average duration.

Investment expenses were higher during 2008, as compared to 2007, due mainly to an increase in the number of investment managers and consultants during the year.  Investment expenses were higher during 2007, as compared to 2006, due mainly to a change in investment managers made during the year.

During 2008, we experienced $73.6 million of net realized investment losses. The net realized investment losses recorded during the year principally resulted from a $17.5 million loss within our fixed maturity portfolio resulting from the bankruptcy of Lehman Brothers and $43.6 million in losses within our other investment portfolio attributable to two leveraged limited partnership funds which specialized in distressed loans.  During 2007 we experienced $6.0 million in realized gains within our fixed maturity portfolio and $20.6 million in realized gains from our equity securities.  During 2006 we experienced $7.9 million in realized losses within our fixed maturity portfolio and $12.3 million in realized gains from our equity securities.

During 2008, we experienced $171.3 million in net unrealized investment losses which were comprised of $59.2 million in losses from fixed maturities, $97.6 million in losses from equity securities and $14.5 million in losses from other investments.  During 2007, we experienced $13.9 million in net unrealized investment gains from fixed maturities, $13.1 million in net losses from equity securities and a loss of $0.9 million from other investments.  During 2006, our fixed maturity portfolio experienced a $0.4 million unrealized loss, which was included in earnings.

The net unrealized losses experienced during 2008 within our fixed maturity portfolio, namely our mortgage and asset-backed securities, corporate bonds and government-sponsored enterprise securities, were largely the result of widening credit spreads between the yields on those securities versus that of U.S. treasuries.  The net unrealized losses we experienced during 2008 within our equity portfolio were consistent with the declines of the overall U.S. equity market during the period.

As of December 31, 2008, our fixed maturity portfolio contained certain securities with exposure to the sub-prime mortgage market and the Alternative-A mortgage market which had a fair value of $25.4 million.  Of these securities, 88% were currently rated “AAA” (Extremely Strong) and 12% were rated “BB” (Marginal) by Standard & Poor’s.  These securities had an amortized cost of $27.0 million as of December 31, 2008.

During 2008, 2007 and 2006, we experienced net foreign exchange gains (losses) on cash and investments of $(3.4) million, $7.9 million and $7.5 million, respectively.  The foreign exchange gains (losses) during the periods are due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact, principally the British pound.

During 2008, 2007 and 2006, we recorded unrealized gains (losses) from our private placement investment in Symetra Financial Corporation (“Symetra”) of $0.9 million, $(1.6) million and $2.4 million respectively.  Symetra provides retirement plans, employee benefits, life insurance and annuities through a national network of independent advisors and agents.

As of December 31, 2008, 9.3% of our total invested assets measured at fair value were considered to be Level 3 assets as defined in FAS 157.  As of December 31, 2007, 12.6% of our total invested assets measured at fair value were considered to be Level 3 assets. Our investments classified as Level 3 at December 31, 2008 and 2007, primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, warrants to acquire equity securities and certain non-U.S. equity securities; and (iii) with respect to other investments, our investment in Symetra.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(Millions)	2008	2007	2006

Net foreign exchange transaction gains on cash and investments	$9.5	$7.9	$7.5
Net foreign exchange transaction gains (losses) on insurance balances	(1.9)	(1.8)	3.3
Net foreign exchange gains	$7.6	$6.1	$10.8

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction gains on cash and investments.

Our net foreign exchange transaction gains (losses) on insurance balances primarily represent realized gains and losses resulting from premiums received and losses paid by Montpelier Bermuda in currencies other than the U.S. dollar. From time to time we have entered into foreign currency exchange agreements in order to mitigate the financial effects of foreign exchange rate fluctuations.  See “Net Expense from Derivative Instruments” below.

Net Expense from Derivative Instruments

The following table presents our net expense (income) from derivative instruments during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
Millions	2008	2007	2006

Hurricane Option	$1.0	$—	$—
ILW Swap	0.7	—	—
CAT Bond Protection	11.9	11.9	13.7
Foreign Exchange Contracts	4.1	(3.2)	(2.5)
Investment Options and Futures	(1.8)	—	—
CAT Bond Facility	(1.0)	(5.3)	(1.3)
ILW Contract	(0.6)	(3.1)	—

Net expense from derivative instruments	$14.3	$0.3	$9.9

Hurricane Option

In 2008, we purchased an option on hurricane seasonal futures (the “Hurricane Option”) for $1.0 million in order to provide protection against our eastern U.S. hurricane exposure during the period from June 1, 2008 to November 30, 2008.  The maximum possible recovery to Montpelier under the Hurricane Option was $5.0 million.  The Hurricane Option expired without value.

ILW Swap

In 2008, we entered into an Industry Loss Warranty (“ILW”) swap contract (the “ILW Swap”) with a third-party in order to provide protection against our U.S. hurricane exposure.  In return for a fixed-rate payment of $0.7 million, we are entitled to receive a floating-rate payment triggered on the basis of losses incurred by the insurance industry as a whole through April 30, 2009. The maximum recovery to us under the ILW Swap is $5.0 million.

The fair value of the ILW Swap was zero at December 31, 2008.

CAT Bond Protection

In 2005, we purchased fully-collateralized coverage (the “CAT Bond Protection”) for losses sustained from qualifying hurricane and earthquake loss events from a third-party, Champlain, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matured on January 7, 2009. The first $75.0 million tranche (“Class A”) covered earthquakes affecting Japan and/or the U.S. The remaining $15.0 million tranche (“Class B”), provided second event coverage for a U.S. hurricane or earthquake. Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us.  For that reason, this transaction is accounted for as a derivative, rather than as a reinsurance transaction, and is carried at fair value.

Annual contract payments expensed in connection with the CAT Bond Protection, calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche, total $11.9 million.  In addition, during 2006 we incurred $1.9 million in one-time setup costs associated with the CAT Bond Protection.

The fair value of the CAT Bond Protection was zero at December 31, 2008.

Foreign Exchange Contracts

From time to time we have entered into foreign currency exchange agreements (the “Foreign Exchange Contracts”) which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies; rather, they allow us to establish a rate of exchange at a future point in time. Our open foreign currency agreements at December 31, 2008 were denominated in Swiss francs (CHF), euros (EUR), British pounds (GBP) and Japanese yen (JPY).

At December 31, 2008 and December 31, 2007, we were a party to outstanding foreign currency exchange agreements having a gross notional exposure of $33.0 million and $86.9 million, respectively.  We recorded net expense (revenue) associated with our Foreign Exchange Contracts of $4.1 million, $(3.2) million and $(2.5) million during 2008, 2007 and 2006, respectively.

Investment Options and Futures

During 2008, we executed various exchange-traded investment options and futures (the “Investment Options and Futures”) as part of our investing strategy.  As of December 31, 2008, we had closed all of our investment futures and held open long options with a fair value of $0.1 million.

We recorded a net revenues associated with our Investment Options and Futures of $1.8 million during 2008.

CAT Bond Facility

In 2006, we entered into a catastrophe bond facility (the “CAT Bond Facility”) under which we are entitled to receive contract payments from a third-party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value is marked to market over the terms of the bonds; the difference is settled on a monthly basis.

During 2008, the CAT Bond Facility was terminated and we purchased the underlying CAT Bonds from the counterparty at their fair value of $71.6 million.  As a result, the CAT Bonds are now held on the Company’s consolidated balance sheets as other investments.

We recorded net revenues associated with our CAT Bond Facility of $1.0 million, $5.3 million and $1.3 million during 2008, 2007 and 2006, respectively.

ILW Contract

In 2007, we sold ILW protection (the “ILW Contract”) to a third-party for $3.7 million under which qualifying loss payments are triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract provided the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount and expired on August 13, 2008 without any required payment by us.

We recorded revenues associated with the ILW Contract of $0.6 million and $3.1 million during 2008 and 2007, respectively.

Other Revenue

Our other revenue is comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms, fees earned by MCA from the Pioneer Diversified High Income Trust (the “Pioneer Fund”) and, for 2006, ceding commissions and incentive fees relating to our investment in Rockridge Reinsurance Ltd. (“Rockridge”), a former affiliate.  The following table summarizes our consolidated other revenue for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(Millions)	2008	2007	2006

Interest on funds advanced	$0.7	$1.8	$4.9
Pioneer Fund sub-advisor fees	0.3	0.2	—
Ceding commissions and fees from Rockridge	—	—	3.4

Other revenue	$1.0	$2.0	$8.3

In 2007, we began serving as a sub-advisor to the Pioneer Fund, a publicly traded closed-end fund offering investors exposure to event-linked bonds known as catastrophe bonds, as well as other fixed income instruments.  During 2008, we terminated our sub-advisory relationship and now serve as a consultant to the Pioneer Fund.  We are not an investor in the Pioneer Fund.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(Millions)	2008	2007	2006

Interest expense - Senior Notes	$15.3	$15.3	$15.3
Interest expense - Junior Subordinated Debt Securities	8.7	8.7	8.6
Interest expense - Blue Ocean Debt	0.2	5.3	0.5
Letter of credit fees and other financing expenses	2.6	5.2	3.8

Interest and other financing expenses	$26.8	$34.5	$28.2

Interest and other financing expenses decreased significantly during 2008, as compared to 2007, due primarily to the repayment of the Blue Ocean Debt and the cancellation of Blue Ocean’s credit facilities, each of which occurred in January 2008.  Interest and other financing expenses increased significantly during 2007, as compared to 2006, due to addition of MCL’s Lloyd’s standby letter of credit facility in July 2007 and the issuance of the Blue Ocean debt in November 2006.

Senior Unsecured Debt (“Senior Notes”)

During 2003, we issued $250.0 million of senior unsecured debt. The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013.  The unamortized carrying value of the Senior Notes at December 31, 2008 and December 31, 2007, was $249.4 million and $249.3 million, respectively.

Junior Subordinated Debt Securities (“Junior Notes”)

In January 2006 we, through Montpelier Capital Trust III, participated in a private placement of $103.1 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued all of its issued and outstanding share capital to us for a purchase price of $3.1 million which is carried in other investments.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its share capital to purchase the Junior Notes, due March 30, 2036, in the principal amount of $100.0 million issued by the Company. The Junior Notes bear interest at the same rates as the Trust Preferred Securities discussed above.

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

Letter of Credit Fees and Other Financing Expenses

In the normal course of business, Montpelier Re and MCL provide letters of credit for the benefit of their clients. In addition, Blue Ocean Re establishes trust funds for the benefit of ceding companies. See “Liquidity and Capital Resources” contained in Item 7.

Income Tax Provision

Our income tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
(Millions)	2008	2007	2006
Current tax provision:
Federal	$—	$—	$—
State	0.1	—	—
Non-U.S.	1.2	0.1	0.1
Total current tax provision	$1.3	$0.1	$0.1

Deferred tax benefit:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	(0.2)	—	—
Total deferred tax benefit	(0.2)	—	—
Income tax provision	$1.1	$0.1	$0.1

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, including the U.S. The Company and its Bermuda-domiciled affiliates, including Montpelier Re and Blue Ocean Re, have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 2016.  At the present time, no such taxes are levied in Bermuda.

Our newly-established U.S. subsidiaries have not yet generated U.S. Federal taxable income.  Our non-U.S. subsidiaries generated Non-U.S. taxable income of $2.9 million, $(3.0) million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Minority Interest Expense - Blue Ocean

Our minority interest expense for 2008, 2007 and 2006 of $1.9 million, $31.9 million and $39.3 million, respectively, represents the portion of Blue Ocean’s net income attributable to its minority shareholders.

Excess of Fair Value of Acquired Net Assets Over Cost - Blue Ocean

In 2008, we acquired all the outstanding share capital of Blue Ocean from its minority shareholders for $30.5 million in cash.  This transaction resulted in an extraordinary gain of $1.0 million representing the excess of fair value of acquired net assets over our cost.

III.  Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies heavily on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends and to fund any share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $.075 per common share per quarter. Any future determination to pay dividends or distributions to our shareholders will be at the discretion of our Board of Directors and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of loss and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short tail reinsurance and insurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of December 31, 2008, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.3 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of December 31, 2008, our sources of immediate liquidity consisted of: (i) $212.5 million of unrestricted cash; (ii)  $328.3 million in cash equivalents and short-term investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days notice; (iii) $353.2 million of investment securities which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days notice; and (iv) up to $89.1 million from our Forward Sale Agreement (as described below) which is available upon three to five days notice.  Further, we believe that we have significant sources of additional liquidity within our investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned.

During the years ended December 31, 2008, 2007 and 2006, we were able to meet all of our cash obligations.  We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of December 31, 2008 and 2007:

	December 31,
(Millions)	2008	2007

Senior Notes	$249.4	$249.3
Junior Subordinated Debt	103.1	103.1
Blue Ocean Debt	—	75
Total Debt	$352.5	$427.4

Minority Interest - Blue Ocean	—	88.7
Common Shareholders’ Equity	1,357.6	1,653.1

Total Capital	$1,710.1	$2,169.2

Our common shareholders’ equity at December 31, 2008 was $1,357.6 million, which is net of an accumulated retained deficit of $214.6 million. Our total capital decreased by $459.1 million during 2008 as we experienced a comprehensive loss of $150.9 million, we repurchased $125.7 million of our common shares, we declared $25.5 million in dividends to our common shareholders, we repaid the Blue Ocean Debt, we paid dividends and made capital distributions to Blue Ocean’s minority shareholders and we acquired all of Blue Ocean’s outstanding share capital from its minority shareholders.

Letter of Credit Facilities

In the normal course of business, Montpelier Re and MCL maintain letter of credit facilities and provide letters of credit to third-parties. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $724.5 million at December 31, 2008. The following table outlines these facilities as of December 31, 2008:

Secured operational Letter of Credit Facilities	Credit Line	Amount drawn	Expiry Date

Montpelier Re’s Syndicated facility: Tranche B	$225.0	$141.9	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility	$500.0	$40.7	June 2011
Montpelier Re’s Syndicated 5-Year facility	$215.0	$149.7	June 2012
Montpelier Re’s Bilateral facility A	$100.0	$26.6	None
MCL’s Lloyd’s standby facility	£110.0	£105.0	Dec. 2013

Montpelier Re amended its $225.0 million syndicated secured facility in August 2005.  The amendment served to revise this facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010. This facility is subject to an annual commitment fee of 0.275% on drawn balances and 0.075% on undrawn balances.

Montpelier Re amended its $500.0 million syndicated secured facility in June 2006. The amendment served to revise this facility from a one-year $1.0 billion facility, which expired in June 2007, to a five-year $500.0 million facility.  This facility is subject to an annual commitment fee of 0.325% on drawn balances and 0.075% on undrawn balances.

Montpelier Re entered into a five-year syndicated secured $250.0 million letter of credit facility in June 2007.  During 2008, this facility was reduced to $215.0 million.  This facility is subject to an annual commitment fee of 0.275% on drawn balances and 0.08% on undrawn balances.

Montpelier Re entered into a $100.0 million secured letter of credit facility in November 2005. This facility has no stated expiration date.  This facility is subject to an annual commitment fee of 0.20% on drawn balances only.

In June 2007, the Company, Montpelier Re and MCL entered into a secured £74.0 million standby letter of credit facility through December 31, 2012, which will be used specifically as Funds at Lloyd’s to support business to be underwritten by Syndicate 5151.  In October 2008, this facility was increased to £110.0 million with a revised expiry date of December 31, 2013.  This facility is subject to an annual commitment fee of 0.45% on drawn balances and 0.158% on undrawn balances.

The agreements governing these facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities and the Lloyd’s standby facility each require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of December 31, 2008 and 2007, the Company and Montpelier Re were in compliance with all covenants.

In the event that our letter of credit facilities are cancelled, non-renewed or become prohibitively expensive, we believe that we could alternatively collateralize our existing and future reinsurance obligations through the use of trust agreements, funds withheld and/or Funds at Lloyd’s deposits.

Trust Agreements

In the normal course of business, Blue Ocean Re established trust funds for the benefit of ceding companies.  As of December 31, 2008, Blue Ocean Re had no in force reinsurance contracts and no longer required any of its assets to be held in trust.  As of December 31, 2007, Blue Ocean Re’s restricted assets held in trust funds consisted of cash and cash equivalents of $35.5 million and fixed maturity investments of $153.7 million.

Forward Sale Agreements and Share Issuance Agreement

In May 2006, we entered into two equity forward sale agreements (the “Forward Sale Agreements”), one expiring in March 2007 and one expiring in March 2008, under which we agreed to sell (subject to our right to cash settle or net share settle such agreements) an aggregate of between 9,796,388 and 15,694,800 common shares to a third-party (the “forward counterparty”) in exchange for proceeds of approximately $180 million (subject to prior prepayment and assuming no subsequent repayment pursuant to the terms of such agreements).  The forward counterparty subsequently sold a total of 15,694,800 common shares in order to hedge its position under the Forward Sale Agreements.

The number of common shares to be sold in return for these proceeds is a function of the share price as well as the terms of the contract.  If the share price on a given settlement date falls at or between the contractual floor and cap prices, the number of common shares sold to the forward counterparty will equal the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in no economic gain or loss to us.  If the share price on a given settlement date is above the cap price, the number of common shares sold to the forward counterparty will be more than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic loss to us.  If the share price on a given settlement date is below the floor price, the number of common shares sold to the forward counterparty will be less than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic gain to us.

In March 2007, we notified the forward counterparty of our election to settle the entire first Forward Sale Agreement which related to up to 7,774,800 common shares. In the course of that settlement, as the valuation price per common share for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries of common shares were required to be made by us or the forward counterparty.

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

We made a $3.9 million cash payment to the forward counterparty for the amendment of the Forward Sale Agreement, which we recorded as a reduction of our additional paid-in capital.

In connection with the Forward Sale Agreements described above, in May 2006 we entered into a Share Issuance Agreement with the forward counterparty. Under the terms of the Share Issuance Agreement, we issued 15,694,800 common shares during 2006 to the forward counterparty for payment equal to the par value of such common shares. As a result of the settlement of the first Forward Sale Agreement, in May 2007 we repurchased and retired 7,774,800 of these common shares for payment of the par value of such common shares.  As a result, we continue to have 7,920,000 common shares issued and outstanding under the Share Issuance Agreement at December 31, 2008.

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

At any time prior to the termination of the Forward Sale Agreement, we have the right to borrow from the counterparty up to $89.1 million (representing 7,920,000 common shares at the floor price of $11.25 per common share) subject to an annual interest rate equal to the U.S. dollar LIBOR through the termination date. Upon the termination of the Forward Share Agreement, we have the right to either repay the counterparty in cash or to issue or otherwise deliver the requisite number of common shares.

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

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2008:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total

Loss and LAE	$325.7	$326.0	$108.3	$48.9	$808.9
Debt	—	—	250.0	103.1	353.1
Interest and other finance expenses	26.1	47.7	42.0	190.2	306.0
Unfunded investment commitments	30.0	—	—	—	30.0
Noncancellable operating leases	6.9	13.2	10.0	8.4	38.5
Total contractual obligations	$388.7	$386.9	$410.3	$350.6	$1,536.5

Our loss and LAE reserves do not have contractual maturity dates.  However, based on historical payment patterns, the preceding table includes an estimate of when we expect our loss reserves will be paid.  As a provider of short tail reinsurance and insurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had entered into several derivative transactions as described herein.  The ILW Swap, the CAT Bond Protection, the Foreign Exchange Contracts, the Investment Options and Futures and the Forward Sale Agreements and the Share Issuance Agreement each constitute off-balance sheet arrangements.

Excluding the off-balance sheet derivative transactions outlined above, we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our investors.

Cash Flows

For the Year Ended December 31, 2008

Our cash flows provided from operations totaled $71.5 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $317.9 million.

Our cash flows provided from investing activities totaled $221.0 million, resulting from the following:

•                  we received $301.6 million from net sales and maturities of fixed maturities,

•                  we made $254.8 of net purchases of equity securities and other investments, of which $71.6 million represented the purchase of CAT Bonds from our former CAT Bond Facility,

•                  we paid $30.5 million to Blue Ocean’s minority shareholders pursuant to the Blue Ocean Transaction,

•                  we had $192.4 million in net dispositions of securities lending collateral,

•                  we had a $27.2 million reduction in our restricted cash,

•                  we purchased $14.9 million of capitalized assets.

Our cash flows used for financing activities totaled $485.7 million, resulting from the following:

•                  we repaid the $75.0 million Blue Ocean Debt, made $38.1 million in cash distributions to Blue Ocean’s minority common shareholders and paid $21.0 million in dividends and redemptions to Blue Ocean’s minority preferred shareholders,

•                  we paid $28.4 million in dividends to our common shareholders and repurchased $129.8 million of our common shares,

•                  we had a $193.4 million net reduction in securities lending payable.

For the Year Ended December 31, 2007

Our cash flows provided from operations totaled $100.1 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $361.2 million.

Our cash flows provided from investing activities totaled $500.6 million resulting from the following:

•                  we received $451.3 million from net sales and maturities of fixed maturities,

•                  we made $59.4 million of net purchases of equity securities and other investments,

•                  we acquired MUSIC for $9.8 million and acquired, as part of the acquisition, $3.1 million of cash and cash equivalents,

•                  we had a $122.3 million net dispositions of securities lending collateral,

•                  we purchased $6.9 million of capitalized assets.

Our cash flows used for financing activities totaled $462.4 million, resulting from the following:

•                  we paid $29.9 million in cash dividends to our common shareholders and warrant holders and repurchased $124.7 million of our common shares and warrants,

•                  we paid $3.9 million to the forward counterparty to amend the Forward Sale Agreement,

•                  we made $135.2 million in cash distributions to Blue Ocean’s minority common shareholders and paid $46.4 million in dividends and redemptions to Blue Ocean’s minority preferred shareholders,

•                  we had a $122.3 million net reduction in securities lending payable.

For the Year Ended December 31, 2006

Our cash flows used for operating activities totaled $191.3 million (excluding net purchases of trading securities) which resulted primarily from net paid losses of $757.0 million exceeding premiums received, net of acquisition costs.

Our cash flows used for investing activities totaled $263.1 million (including net purchases of trading securities) resulting from the following:

•                  we made $178.7 million of net purchases of fixed maturities,

•                  we made $38.5 million of net purchases of equity securities and other investments,

•                  we had a $0.1 million in net acquisition of securities lending collateral,

•                  we had a $35.5 million increase in our restricted cash,

•                  we purchased $10.3 million of capitalized assets.

Our cash flows provided from financing activities totaled $309.4 million resulting from the following:

•                  we issued the Junior Subordinated Debt and the Blue Ocean Debt and received cash proceeds of $173.3 million,

•                  we entered into a purchase agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares and received net cash proceeds of $99.5 million,

•                  we received $66.5 million in cash proceeds from issuances of Blue Ocean’s preferred and common shares to minority holders,

•                  we paid $30.0 million in cash dividends to our common shareholders and warrant holders,

•                  we had a $0.1 million net increase in securities lending payable.

IV.  Summary of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates (including disclosures of our contingent assets and liabilities) and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are:

•      Loss and LAE reserves;

•      Written and earned premiums;

•      Ceded reinsurance; and

•      Share based compensation.

The following discussion provides detailed information regarding our use of estimates and assumptions as it relates to such items.

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

Our loss and LAE reserves include both a component for outstanding case reserves for claims which have been reported and a component for IBNR for claims that have not been reported. Our case reserve estimates are initially set on the basis of loss reports received from third-parties. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies.

Our IBNR reserves are determined using various actuarial methods as well as a combination of our own historical loss experience, historical insurance industry loss experience, estimates of pricing adequacy trends, and our professional judgment. In the case of our reinsurance business, we also take into account ceding company reports on IBNR reserves in making our estimates when such reports are provided. The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserve.

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

Our primary focus is on short-tail property treaty reinsurance, written on both an excess-of-loss and proportional basis. We also underwrite certain direct insurance and facultative reinsurance, as well as casualty specialty risks. The nature and extent of management judgment involved in the reserving process depends upon the type of business.

Most of our treaty reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes, terrorism, large individual property risks, and aviation risks. Given the high-severity, low-frequency nature of these events, the losses typically generated do not lend themselves to traditional actuarial reserving methods. Therefore, our reserving approach for these types of coverages is generally to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We generally estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

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

As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedant and may include paid losses, estimated case reserves, and, infrequently, an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting varies among ceding companies, which adds further uncertainty to the estimation of our ultimate losses. The nature and extent of information received from ceding companies also varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot be reliably measured. Additional risks to us involved in the reporting of retrocessional contracts include varying reserving methodologies used by the original cedants and an additional reporting lag due to the time required for the retrocedant to aggregate its assumed losses before reporting them to us.  Furthermore, the number of contractual intermediaries is generally greater for retrocessional business than for direct business, thereby increasing the time lag and imprecision associated with loss reporting.

Time lags are inherent in reporting to the primary insurer then to the broker and then to the reinsurer, especially in the case of excess-of-loss reinsurance contracts. Also, the combined characteristics of low claim frequency and high claim severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a contract’s historical experience, industry information, and the professional judgment of underwriters in estimating reserves for these contracts. In addition, we utilize ultimate loss ratio forecasts when reported by cedants, which are normally subject to a quarterly or six month lag for proportional business. Because of the degree of reliance that we necessarily place on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’ management judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends often will become known, and current laws and case law may change, all of which can affect ultimate expected losses.

The nature and extent of loss information provided under many facultative and per occurrence excess contracts, where company personnel work closely with the ceding company in settling individual claims, may not differ significantly from the information received under a primary insurance contract. Loss information from aggregate excess-of-loss contracts, including catastrophe losses and proportional share treaties, will often be less detailed. Occasionally, such information is reported in summary format rather than on an individual claim basis.

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

The development of our prior-year losses is monitored during the course of subsequent calendar years by comparing the actual reported losses against expected losses. The analysis of this loss development is an important factor in our ongoing refinement of the assumptions underlying our reserving process.  Our internal analysis of changes in prior year reserve estimates is focused on changes in the estimated ultimate loss and therefore management believes that it is not meaningful to split the movement of prior year reserve estimates between case reserves and IBNR. With regards to our short tail property book of business, we do not feel that we can estimate the expected breakdown of losses in the first year with a high level of accuracy. The percentage split between paid losses, case reserves, and IBNR would vary greatly depending on the number, nature and timing of losses throughout the year. However, we would expect that by the end of the year subsequent to the year in which the loss occurred, the majority of these short tail property losses would be reported to us, and by the end of the following year the majority would be paid.

Estimating loss reserves for our small book of longer-tail casualty reinsurance business, which can be either on an excess-of-loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as these factors become apparent we will adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2008 and 2007, we recorded gross loss and LAE reserves related to our casualty business of $182.5 million and $191.9 million, respectively.

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2008 and 2007, we did not have a significant backlog in either our insurance or reinsurance claims processing.

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

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that our actual losses will not exceed our total reserves. Any adjustments for reserves are reflected in our loss and LAE during the period in which they are determined.

The following tables provide the details of our gross case reserves and IBNR, by line of business, at December 31, 2008 and 2007:

(Millions)	Gross IBNR at Dec. 31, 2008	Gross Case Reserves at Dec. 31, 2008	Gross Reserves at Dec. 31, 2008

Property Catastrophe	$129.6	$150.5	$280.1
Property Specialty	99.6	142.1	241.7
Other Specialty	200.8	86.3	287.1
Total	$430.0	$378.9	$808.9

(Millions)	Gross IBNR at Dec. 31, 2007	Gross Case Reserves at Dec. 31, 2007	Gross Reserves at Dec. 31, 2007

Property Catastrophe	$149.7	$145.4	$295.1
Property Specialty	108.5	152.9	261.4
Other Specialty	200.5	103.7	304.2
Total	$458.7	$402.0	$860.7

We have determined that our best estimates for gross loss and LAE reserves at December 31, 2008 and 2007 were $808.9 million and $860.7 million, respectively. Of this estimate, at December 31, 2008 and 2007,  $51.6 million and $66.6 million related to our insurance business, respectively, and $757.3 and $794.1 million related to our reinsurance business, respectively.

We have determined that our best estimate for loss and LAE reserves net of reinsurance ceded (as discussed below), at December 31, 2008 and 2007, was $686.0 million and $708.2 million, respectively.

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

Favorable development of prior period net losses experienced as a percentage of our opening net loss reserves across all underwriting years were 14.7%, 4.1% and 1.6% for the years ended December 31, 2008, 2007 and 2006, respectively. Based on this experience and the current makeup of our loss reserves, we believe it is reasonably likely that our net loss and LAE reserves could increase or decrease by 10% from current amounts.  As such, as of December 31, 2008, we estimate that a 10% change in our net loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by $68.6 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense, incentive compensation and other corporate expenses.

Written and Earned Premiums

Though we are principally a provider of reinsurance, we write both reinsurance and insurance contracts. Insurance and facultative reinsurance contracts are written based on agreed upon terms and conditions which include a stated premium for coverages provided.  The stated premium within the underlying contract is then recorded as written premium at the effective date of the policy.  In general, if the terms and conditions change during the policy period, either through policyholder request or underwriting audit, the policy would be endorsed to reflect the change in coverage. This endorsement usually generates a change to the policy premium which is then recorded as an adjustment to written premium for the policy term.

Our assumed treaty reinsurance premium is written on an excess-of-loss or on a pro rata basis. Reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate such premiums when purchasing reinsurance coverage. For the majority of excess-of-loss contracts, including insurance contracts, a deposit or minimum premium is defined in the contract wording. The deposit or minimum premium is based on the ceding companies’ estimated premiums, and this estimate is recorded as written premium in the period the underlying risks incept. In the majority of cases, this premium is adjustable at the end of the contract period to reflect the changes in underlying risks in force during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which is normally within six months to one year subsequent to the expiration of the policy. To date these adjustments have not been significant.

Generally, on pro rata contracts and certain excess-of-loss contracts in which a deposit or minimum premium is not specified in the contract, an estimate of written premium is recorded in the period in which the underlying insurance policies incept. The premium estimate is based on information provided by ceding companies at the inception of the contract.  When the actual premium is reported by the ceding company, generally on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

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

Excess-of-loss contracts often include contract terms that require an automatic reinstatement of coverage in the event of a loss. The associated reinstatement premium is generally calculated on the basis of (a) a fixed percentage (normally 100%) of the deposit or minimum premium and (b) the proportion of the original limit exhausted.  In a year of large loss events, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We accrue reinstatement premiums on a basis consistent with our estimates of loss and LAE.  Generally pro rata contracts do not contain provisions for the reinstatement of coverage.

Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, the timeliness of cedants’ past payments and the status of current balances owing. In addition, management may also review the financial statements of ceding companies. Based on this assessment, management established an allowance of $0.8 million for uncollectible premiums receivable as of December 31, 2008 and 2007.

Premiums from excess-of-loss contracts are earned ratably over the contract term, which is ordinarily twelve months.  However, most pro-rata contracts are written on a risks attaching basis, which means that we assume a stated percent share of each policy that the ceding company writes. As a result, we earn these contracts over the risk period of the underlying insurance policies.

Ceded Reinsurance

In the normal course of business, we purchase reinsurance from third-parties in order to manage our exposures.  All of our reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet paid. The majority of our reinsurance contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent, we have also purchased quota share reinsurance with respect to specific lines of our business. We also purchase industry loss warranty policies which provide us with coverage for certain losses we incur provided they are triggered by events exceeding a specified industry loss size. In addition, for certain pro-rata contracts that we enter into, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which we net against our gross premiums written.

The cost of reinsurance purchased is subject to variability based on a number of factors. Excess-of-loss reinsurance contracts are generally purchased prior to the time our assumed risks are written and accordingly we must estimate our premiums when purchasing reinsurance coverage. For these contracts, the deposit or minimum premium is defined in the contract wording which is based on our estimated assumed premiums and this is the amount we record as ceded premium in the period the coverage incepts. In the majority of cases, the deposit or minimum premium paid under these contracts is adjusted at the end of the contract period in order to reflect any change in the premium actually payable in respect of the underlying risks assumed during the contract period. Subsequent adjustments, based on the calculation of our gross premiums written, are recorded in the period they are determined. To date these adjustments have not been significant. In addition, a loss which pierces the reinsurance cover may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized at the time the reinsurance recovery is estimated and recorded.

The cost of quota share reinsurance is initially based on our estimated gross premium written related to the specific lines of business covered by the reinsurance. As we write gross premiums during the period of coverage, reinsurance premiums ceded are adjusted similarly according to the terms of the quota share agreement.

Reinsurance recoverable on paid and unpaid loss and LAE represents amounts due to us from reinsurance companies for paid and unpaid loss and LAE. For excess-of-loss reinsurance, the attachment point and limit of these contracts are based on the amount of our actual losses incurred from an event or events. In some cases, our recovery is also contingent upon the associated industry loss reaching a sufficient level.

The recognition of reinsurance recoverable requires two key judgments. The first involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR.  The second relates to the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from reinsurers due to insolvency or other reasons. As of December 31, 2008 and 2007, we recorded $36.4 million and $16.8 million in reinsurance recoverable on paid losses, respectively, and $122.9 million and $152.5 million in reinsurance recoverable on unpaid losses, respectively.  Based on a review of the financial condition of the reinsurers and other factors, we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered necessary as of December 31, 2008 and 2007.

In addition to the ceded reinsurance described above, we have also entered into various derivative instruments, namely the ILW Swap and the CAT Bond Protection that provide similar coverage against the risk of losses.  Amounts recoverable under these derivative instruments are determined solely on the basis of modeled or industry losses, rather than by actual losses incurred by us.  For that reason, we account for these instruments as derivatives, rather than reinsurance transactions.

Share Based Compensation

The LTIP is our primary long-term incentive plan and was approved by our shareholders in May 2007. Incentive awards currently outstanding under the LTIP consist of performance shares and RSUs.

Performance Shares

At target payout, each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, the value of each performance share is adjusted to represent a harvest of between zero and 200% of target depending on the achievement of specific performance criteria relating to our operating and financial performance over the period. At the discretion of the CN Committee, any final payment in respect of such performance shares may take the form of cash, common shares or a combination of both.

Since performance shares are contingently payable, we initially accrue the projected performance share expense based on: (i)  the number of performance shares granted; (ii) the closing price of our common shares at the date of grant; and (iii) an assumed 100% harvest ratio. Beginning at the mid-point of the performance cycle, and every subsequent quarter thereafter, we re-assess the projected results for each outstanding performance share cycle and adjust our performance share accrual as necessary based on: (i) the number of performance shares granted; (ii) the current price of our common shares as of the balance sheet date; and (iii) our current estimate of the ultimate harvest ratio.  As a result, in the latter half of any performance share period, our performance share expense may fluctuate significantly as the harvest ratio and the market price of our common shares is adjusted.

The primary performance target (that resulting in a 100% harvest) for all participants with respect to performance shares granted for the 2005-2007, 2006-2008 and 2007-2009 performance periods is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, at the sole discretion of the CN Committee, the performance of certain members of senior management may be further measured by reference to the ratio of the actual return on equity to the return on risk-based capital and may result in an adjustment to the harvest of + / - 25%.

With respect to the 2005-2007 performance period, 400,000 performance shares were granted to employees. Due to the impact of severe hurricane losses on our 2005 results, the estimated harvest ratio for this performance period was reduced to 0% during the 2005 third quarter.  This action resulted in an immediate performance share liability reversal of $2.8 million during 2005.  We also reversed other pre-existing long-term incentive liabilities of $18.8 million at that time.

With respect to the 2006-2008 performance period, 167,000 performance shares were originally granted to employees of which 153,000 remained outstanding at December 31, 2008. In accordance with our accounting policy, the expected ultimate harvest ratio for this performance share tranche was subsequently adjusted to a more current harvest estimate and the reference price of our common shares was reduced from $19.23 (the closing price on the date of grant) to $16.23 (the average of the last five trading days in 2008).  The Company recognized performance share (income) expense for grants made under this performance share cycle of $(1.3) million during 2008 and $2.6 million during 2007.

With respect to the 2007-2009 performance period, 180,000 performance shares were originally granted to employees of which 172,000 remained outstanding at December 31, 2008. In accordance with our accounting policy, the expected ultimate harvest ratio for this performance share tranche was subsequently adjusted to a more current harvest estimate and the reference price of our common shares was reduced from $18.92 (the closing price on the date of grant) to $16.23  (the average of the last five trading days in 2008).  The Company recognized performance share expense for grants made under this performance share cycle of $0.4 million during 2008 and $1.1 million during 2007.

No awards of performance shares were made during 2008.

Since performance share grants were made to relatively few employees, we do not adjust our performance share accruals for assumed forfeitures.

RSUs

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over three, four or five year periods, subject to the recipient maintaining a continuous relationship with us (either as an employee, a director or a consultant) through the applicable vesting date.  Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.

Throughout 2006 and 2007, RSU awards consisted solely of: (i) grants made to induce individuals to join us; (ii) grants made to retain certain of our key employees; (iii) grants made to reward those employees exhibiting outstanding individual performance; and (iv) grants made to non-management members of our Board of Directors as part of their total remuneration.  In each of these cases, the number of RSUs granted to recipients were fixed and determinable on the grant date (“Fixed RSUs”).

During 2008 we also began using a new form of RSU award, in addition to Fixed RSUs, as the principal component of our ongoing long-term incentive compensation for employees (“Variable RSUs”). Variable RSUs are contingent awards in which the actual number of RSUs to be awarded is dependent on Company performance during the initial year (the “Initial RSU Period”) of the four year award cycle. The actual number of Variable RSUs is not fixed and determinable until the completion of the Initial RSU Period and, during that period, the number of RSUs expected to be awarded for that cycle may fluctuate, perhaps significantly.  For the RSU award cycle from 2008 to 2011, the actual number of Variable RSUs projected to be awarded has been determined based on a 2008 target ROE of 11.2%, assuming a standardized investment return.  With respect to the 2008 to 2011 award cycle, at an achieved ROE of 11.2% we projected a grant of approximately 600,000 Variable RSUs to participants, at an ROE of 5.2% we would not expect to grant any Variable RSUs to participants and at an ROE of 21.2% we projected a grant of approximately 1,200,000 Variable RSUs to participants.  Based on an estimated ROE achieved for 2008 of 8.2%, we projected the number of Variable RSUs to be granted for the 2008-2011 award cycle to be 316,036.

In determining the grant date fair value of RSUs, a zero to five percent discount to the then market value of the shares is applied as sale restrictions may remain after RSUs are vested, depending on the date and term of the award. We also assume a 3% to 9% forfeiture rate. Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

The unamortized grant date fair value of the 965,583 Fixed RSUs outstanding as of December 31, 2008 was $5.0 million. The fair value of these Fixed RSUs was $16.6 million on the date of grant.

The unamortized grant date fair value of the 316,036 Variable RSUs outstanding as of December 31, 2008 was $2.4 million.  The fair value of these Variable RSUs was $5.1 million on the date of grant.

For the years ended December 31, 2008, 2007 and 2006, we recognized $8.3 million, $8.2 million and $4.8 million of RSU expense.

As of December 31, 2008, 457,288 of our total outstanding RSUs were vested and are payable during the first quarter of 2009.

Item 7A.        Qualitative and Quantitative Disclosures About Market Risk

We believe that our balance sheet is principally exposed to four types of market risk: interest rate risk, foreign currency risk, equity risk and credit price risk.  In addition, we believe that our balance sheet is also exposed to risk from natural catastrophes, derivative instruments and inflation.

Market Risk

Interest Rate Risk

Fixed Maturity Investments.  As a provider of short tail reinsurance and insurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice.  As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

We generally manage the interest rate risk associated with our fixed maturity investments by monitoring the average duration of the portfolio, which allows us to achieve an acceptable yield without subjecting the portfolio to an unreasonable level of interest rate risk. As of December 31, 2008, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.3 years. As of December 31, 2007, our fixed maturities had an average credit quality of “AA+” and an average duration of 1.9 years.

Changes in market interest rates generally translate into fluctuations in the fair value of our fixed maturity investments.  The table below summarizes the estimated hypothetical effects of increases and decreases in market interest rates on our fixed maturity investments as of December 31, 2008 and 2007.

Fixed Maturity Investments ($ in millions)	Fair Value	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2008	$1,706.6	100 bp decrease	$1,737.8	$31.2
		100 bp increase	1,675.4	(31.2)

As of December 31, 2007	$2,061.5	100 bp decrease	$2,097.6	$36.1
		100 bp increase	2,016.8	(44.7)

Debt.  Our fixed-rate, long-term debt obligations consist of the Senior Notes and the Junior Notes. At December 31, 2008 and 2007, the fair value of our Senior Notes was $193.2 million and $238.4 million, respectively, which compared to a carrying value of $249.4 million and $249.3 million, respectively.  At December 31, 2007 and 2006, the fair value of our Junior Notes was $61.9 million and $100.3 million, respectively, which compared to a carrying value of $103.1 million and $103.1 million, respectively.

As of December 31, 2007, we also had Blue Ocean Debt outstanding of $75.0 million.  The Blue Ocean Debt was repaid in full on January 18, 2008.

Foreign Currency Risk

We are often required to receive premiums and pay losses in foreign currencies. We also maintain a portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies.

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

Our reporting currency is the U.S. dollar.  The British pound is the functional currency for the operations of Syndicate 5151, MUA, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all of our other operations.  The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations into U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

Syndicate 5151, our most significant foreign operation, had net liabilities denominated in British pounds of approximately $10.2 million at December 31, 2008.  Assuming a hypothetical 10% increase or decrease in the rate of exchange from British pounds to U.S. dollars as of December 31, 2008, the carrying value of Syndicate 5151’s net liabilities denominated in British pounds would be expected to have respectively increased or decreased by $1.0 million.

At December 31, 2008 and December 31, 2007, we were a party to outstanding foreign currency exchange agreements having a gross notional exposure of $33.0 million and $86.9 million, respectively.  We recorded net expense (revenue) associated with our Foreign Exchange Contracts of $4.1 million, $(3.2) million and $(2.5) million during 2008, 2007 and 2006, respectively.

During 2008, 2007 and 2006, we recorded net foreign exchange transaction gains in our statements of operations of $7.6 million, $6.1 million and $10.8 million, respectively. As of December 31, 2008 and 2007, we recorded net foreign exchange translation losses in our balance sheets of $6.3 million and zero, respectively.

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

Credit Risk

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our fixed maturity investments, our insurance and reinsurance balances receivable and our reinsurance recoverables.

Fixed Maturity Investments.   We believe that we have no significant concentrations of credit risk from a single issue or issuer within our investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. We did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of our common shareholders’ equity at December 31, 2008 and 2007.

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

As of December 31, 2008, 89% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 9% were rated “BBB” (Good) or below by Standard & Poor’s and 2% were unrated and primarily represented participation in bank loans

Certain of our derivative securities are subject to counterparty risk.  We routinely monitor this risk

As of December 31, 2008 and 2007, our fixed maturity portfolio contained certain securities with exposure to the sub-prime mortgage market (“Subprime Securities”) and securities with exposure to the Alternative-A mortgage market (“Alternative-A Securities”).

The following table outlines our Subprime Securities and Alternative-A Securities at December 31, 2008:

($ in millions)	Amortized Cost	Fair Value	Current Rating	Weighted Average Life in Years

Subprime Securities	$8.7	$8.2	AAA	0.9
Alternative-A Securities	15.0	14.2	AAA	2.6
Alternative-A Securities	3.3	3.0	BB	1.6

As of December 31, 2007, we held $18.9 million of Subprime Securities with an amortized cost of $19.2 million and $29.5 million of Alternative-A Securities with an amortized cost of $29.6 million.  Each of these investment securities were rated “AAA” (Extremely Strong) by Standard & Poor’s at that time.

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

 Reinsurance Recoverable.  We remain liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations and, with respect to certain contracts that carry underlying reinsurance protection, we would be liable in the event that the ceding companies are unable to collect amounts due from underlying third-party reinsurers.

Under our reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best at the time the policy is written. We consider reinsurers that are not rated or do not fall within the above rating threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed. We monitors the financial condition and ratings of its reinsurers on an ongoing basis.

As of December 31, 2008 and 2007, we did not have any reinsurance recoverables from reinsurers rated less than “A-”, except in those instances where we held adequate collateral.

Natural Catastrophe Risk

We have exposure to natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM, third-party vendor models, underwriting judgment, and our own reinsurance purchases.  See “Natural Catastrophe Risk Management” contained in Item 7 herein.

Derivative Instruments

We enter into derivative contracts from time to time in order to manage certain of our business risks and to supplement our investing and underwriting activities.

The primary risks we seek to manage through the use of our derivative instruments are underwriting risk and foreign exchange risk.  Derivative instruments designed to manage our underwriting risk include: (i) the Hurricane Option;  (ii) the ILW Swap; and (iii) the CAT Bond Protection. These derivative instruments provide us with reinsurance-like protection for specific loss events associated with certain lines of our business.  Additionally, we have entered into the Forward Sale Agreements and the Share Issuance Agreement in order to manage the risk associated with a significant loss of capital, which could most likely occur as a result of significant underwriting and/or investment losses. Foreign exchange risk, specifically the risk associated with us collecting premiums or making claim payments in foreign currencies, is managed through the use of the Foreign Exchange Contracts.

As an extension of our investing activities, we have entered into the Investment Options and Futures.

As an extension of our underwriting activities, we have entered into the ILW Contract and have participated in the CAT Bond Facility. These derivative instruments provide reinsurance-like protection to third-parties for specific loss events associated with certain lines of business.

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

Item 8.           Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 84 of this report.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2008 and 2007.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Our PEO and PFO have also evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 and 2007.  Based on that evaluation, our PEO and PFO have concluded that our internal controls over financial reporting are effective.  Management’s annual report on internal control over financial reporting is included on page F-42 of this report. The report of independent registered public accounting firm of PricewaterhouseCoopers is included on page F-43 of this report.

There has been no change in our internal controls over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “The Board and Committees” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.montpelierre.bm and is included as Exhibit 14 to this report.  The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

Item 11.          Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2009 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

Item 14.   Principal Accounting Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedules

(a)          Documents Filed as Part of the Report

The financial statements and financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 84 of this report.  A listing of exhibits filed as part of the report appear on pages 79 through 82 of this report.

(b)          Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

3.2	Second Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated August 7, 2008).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

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

10.3	Service Agreement among Thomas G. S. Busher and Montpelier Re Holdings Ltd. dated April 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2008).

10.4

Service Agreement, dated as of January 24, 2002, between Thomas G.S. Busher and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.5	Service Agreement among Christopher L. Harris and the Company dated March 13, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2008).

10.6	Service Agreement among Michael S. Paquette and the Company dated March 11, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2008).

10.7	Amendment to Service Agreement among Michael S. Paquette and the Company dated February 27, 2009. *

10.8

Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

10.9

Letter Agreement, dated as of April 1, 2008, between Kernan V. Oberting and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2008).

10.10

Consulting Agreement, dated as of April 1, 2008, between KVO Capital Management, LLC and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 2, 2008).

10.11

Investment Management Agreement, dated as of April 1, 2008 between KVO Capital Management, LLC and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 2, 2008).

Exhibit Number	Description of Document

10.12

Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89408)).

10.13

Compromise Agreement among Nicholas Newman-Young and Montpelier Marketing Services Limited dated April 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2008).

10.14

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

10.16	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.17	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.18	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.19	Montpelier Re Holdings Ltd. Amended and Restated Directors Share Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated February 28, 2008).

10.20	Montpelier Re Holdings Ltd. Long-Term Incentive Plan as amended May 23, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.21

Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.22

Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).

10.23

Form of Montpelier Re Holdings Ltd. Long Term Incentive Plan Annual Bonus and Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.24	Form of Annual Restricted Share Unit Award Agreement under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan. *

10.25	Form of Restricted Share Unit Award Agreement under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan. *

10.26

Form of Montpelier Re Holdings Ltd. Long Term Incentive Plan Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.27	Montpelier Re Holdings Ltd. 2007 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.28	Montpelier Re Holdings Ltd. 2009 Annual Bonus Plan. *

10.29

Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.30

First Amendment to the Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Reinsurance Ltd., Montpelier Re Holdings Ltd., the various financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.31

Amended and Restated Letter of Credit Reimbursement and Pledge Agreement among Montpelier Reinsurance Ltd., the lenders thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.32

Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

Exhibit Number	Description of Document

10.33

Purchase Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.34

Registration Rights Agreement among Montpelier Re Holdings Ltd., WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.35

Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.36

Amendment to the Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007).

10.37

Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.38

Amendment to the Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 10, 2007).

10.39

Share Issuance Agreement, among Montpelier Re Holdings Ltd., Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.40

Credit Agreement dated June 8, 2007 among Montpelier Reinsurance Ltd., Montpelier Re Holdings, Ltd. the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K filed June 13, 2007).

10.41

First Amendment Agreement, dated November 27, 2007 among Montpelier Reinsurance, Montpelier Re Holdings, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.42

Letter of Credit Reimbursement and Pledge Agreement dated June 8, 2007 among Montpelier Reinsurance Ltd., the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.02 to the Company’s Form 8-K filed June 13, 2007).

10.43

First Amendment Agreement to the Credit Agreement dated as of October 31, 2008, which became effective November 10, 2008, among Montpelier Reinsurance Ltd., various financial institutions and Bank of America, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2008).

10.44

Standby Letter of Credit Facility Agreement dated June 21, 2007 among Montpelier Reinsurance Ltd. (as Company), Montpelier Re Holdings Limited (as Parent), Montpelier Capital Limited (as Account Party) and The Royal Bank of Scotland plc (as Mandated Lead Arranger and as Agent and Security Trustee) (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed June 25, 2007).

10.45

Amended and Restated Letter of Credit Facility Agreement dated October 27, 2008 among Montpelier Reinsurance Ltd. (as Company), Montpelier Re Holdings Ltd. (as Parent), Montpelier Capital Limited (as Account Party) The Royal Bank of Scotland plc (as Mandated Lead Arranger and as Agent and Security Trustee), and ING Bank N.V. (as an Original Lender)(incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 27, 2008).

10.46

Security Agreement dated as of June 21, 2007 between Montpelier Reinsurance Ltd. (the Pledgor) and The Royal Bank of Scotland plc in its capacity as Security Trustee of the Finance Parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed June 25, 2007).

10.47

Control Agreement dated June 21, 2007, among Montpelier Reinsurance Ltd., The Royal Bank of Scotland plc, as Security Trustee for itself and the other lending institutions party to the Standby Letter of Credit Facility Agreement dated as of June 21, 2007, and The Bank of New York, as Custodian (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed June 25, 2007).

10.48

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

Exhibit Number		Description of Document

11		Statement Re: Computation of Per Share Earnings (included in Note 1 of the Notes to Consolidated Financial Statements). *

12		Statement Re: Computation of Ratios. *

14		Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

21		Subsidiaries of the Registrant, filed with this report. *

23		Consent of PricewaterhouseCoopers, filed with this report. *

24		Power of Attorney (included as part of signatures page). *

31.1		Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2		Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. *

	(c	) Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 84 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.

Date: February 27, 2009	By:	/s/ MICHAEL S. PAQUETTE
Executive Vice President and
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Anthony Taylor, Thomas G.S. Busher, Christopher L. Harris,  Michael S. Paquette, Jonathan B. Kim, and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 27th day of February, 2009.

Signature	Title

/s/ CHRISTOPHER L. HARRIS	President, Chief Executive Officer and Director
Christopher L. Harris	(Principal Executive Officer)

/s/ MICHAEL S. PAQUETTE	Executive Vice President and Chief Financial Officer
Michael S. Paquette	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANTHONY TAYLOR	Executive Chairman
Anthony Taylor

/s/ THOMAS G.S. BUSHER	Deputy Chairman, Executive Vice President,
Thomas G.S. Busher	Chief Operating Officer and Director

/s/ JOHN D. COLLINS
John D. Collins	Director

/s/ MORGAN W. DAVIS
Morgan W. Davis	Director

/s/ CLEMENT S. DWYER JR.
Clement S. Dwyer Jr.	Director

/s/ ALLAN W. FULKERSON
Allan W. Fulkerson	Director

/s/ J. RODERICK HELLER III
J. Roderick Heller III	Director

/s/ K. THOMAS KEMP
K. Thomas Kemp	Director

/s/ WILBUR L. ROSS, JR.
Wilbur L. Ross, Jr.	Director

/s/ JOHN F. SHETTLE, JR.
John F. Shettle, Jr.	Lead Director

/s/ CANDACE L. STRAIGHT
Candace L. Straight	Director

/s/ IAN M. WINCHESTER
Ian M. Winchester	Director

Index to Consolidated Financial Statements and Financial Statement Schedules

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2008	2007
Assets
Investment securities, at fair value:
Fixed maturity investments - trading (amortized cost: $1,755.8 and $2,044.3)	$1,706.6	$2,061.5
Equity securities - trading (cost: $310.0 and $184.4)	242.3	220.2
Other investments (cost: $159.9 and $76.4)	148.3	77.7
Total investments	2,097.2	2,359.4
Cash and cash equivalents	260.9	453.2
Restricted cash	7.1	35.5
Securities lending collateral	—	192.0
Reinsurance recoverable on unpaid losses	122.9	152.5
Reinsurance recoverable on paid losses	36.4	16.8
Premiums receivable	168.5	160.5
Unearned premium ceded	20.8	21.1
Deferred acquisition costs	28.4	27.7
Accrued investment income	14.0	19.4
Unsettled sales of investments	1.4	56.0
Other assets	40.0	31.1
Total Assets	$2,797.6	$3,525.2

Liabilities
Loss and loss adjustment expense reserves	$808.9	$860.7
Debt	352.5	427.4
Securities lending payable	—	193.4
Unearned premium	185.2	187.4
Insurance and reinsurance balances payable	43.8	40.7
Unsettled purchases of investments	3.1	23.8
Accounts payable, accrued expenses and other liabilities	46.5	50.0
Total Liabilities	1,440.0	1,783.4

Commitments and contingent liabilities (see Note 16)	—	—

Minority Interest
Blue Ocean - preferred equity	—	20.6
Blue Ocean - common equity	—	68.1
Total Minority Interest	—	88.7

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued 93,368,434 and 99,290,078 shares	0.2	0.2
Additional paid-in capital	1,599.0	1,694.3
Treasury shares at cost: 1,541,730 and 0 shares	(23.8)	—
Retained deficit	(214.6)	(43.6)
Accumulated other comprehensive income (loss)	(3.2)	2.2
Total Common Shareholders’ Equity	1,357.6	1,653.1
Total Liabilities, Minority Interest and Common Shareholders’ Equity	$2,797.6	$3,525.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of U.S. dollars, except per share and per warrant amounts)	2008	2007	2006
Revenues
Gross premiums written	$620.1	$653.8	$727.5
Reinsurance premiums ceded	(78.9)	(104.8)	(148.9)
Net premiums written	541.2	549.0	578.6
Change in net unearned premiums	(12.7)	8.2	4.4
Net premiums earned	528.5	557.2	583.0
Net investment income	86.4	132.5	125.8
Net realized and unrealized investment gains (losses)	(244.9)	26.5	4.0
Net foreign exchange gains	7.6	6.1	10.8
Net expense from derivative instruments	(14.3)	(0.3)	(9.9)
Other revenue	1.0	2.0	8.3
Total revenues	364.3	724.0	722.0

Expenses
Underwriting expenses:
Loss and loss adjustment expenses	295.1	177.5	172.7
Acquisition costs	83.9	78.3	112.8
General and administrative expenses	102.0	85.9	66.0
Non-underwriting expenses:
Interest and other financing expenses	26.8	34.5	28.2
Total expenses	507.8	376.2	379.7

Income (loss) before income taxes, extraordinary item and minority interest	(143.5)	347.8	342.3
Income tax provision	(1.1)	(0.1)	(0.1)
Income (loss) before extraordinary item and minority interest	(144.6)	347.7	342.2
Minority interest expense - Blue Ocean	(1.9)	(31.9)	(39.3)
Excess of fair value of acquired net assets over cost - Blue Ocean	1.0	—	—
Net income (loss)	(145.5)	315.8	302.9

Change in net unrealized gains and losses on available for sale investments held	0.9	(1.6)	64.6
Change in foreign currency translation	(6.3)	(0.2)	0.1
Recognition of net unrealized gains and losses on available for sale investments sold	—	—	(6.1)
Comprehensive income (loss)	$(150.9)	$314.0	$361.5

Basic earnings (loss) per share	$(1.69)	$3.29	$3.21
Diluted earnings (loss) per share	(1.69)	3.29	3.21

Dividends declared per common share	$0.300	$0.300	$0.300
Dividends declared per warrant	—	0.075	0.300

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions of U.S. dollars)	Total common shareholders’ equity	Common shares	Additional paid-in capital	Treasury shares	Retained deficit	Accumulated other comprehensive income
Balances at January 1, 2006	$1,057.7	$0.2	$1,714.9	$—	$(648.3)	$(9.1)

Net income	302.9	—	—	—	302.9	—
Issuances of common shares	100.0	—	100.0	—	—	—
Other comprehensive income	58.6	—	—	—	—	58.6
Expense recognized for Restricted Share Units and Director Share Units	5.1	—	5.1	—	—	—
Direct equity offering expenses	(0.8)	—	(0.8)	—	—	—
Dividends declared on common shares	(28.4)	—	—	—	(28.4)	—
Dividends declared on warrants	(2.2)	—	—	—	(2.2)	—
Balances at December 31, 2006	$1,492.9	$0.2	$1,819.2	$—	$(376.0)	$49.5

Net income	315.8	—	—	—	315.8	—
Common shares and warrants repurchased	(128.7)	—	(128.7)	—	—	—
Cumulative effect of adopting FAS 157 and 159	—	—	—	—	45.5	(45.5)
Director Share Plan amendment	(0.5)	—	(0.5)	—	—	—
Other comprehensive loss	(1.8)	—	—	—	—	(1.8)
Amendment of forward sale agreement	(3.9)	—	(3.9)	—	—	—
Expense recognized for Restricted Share Units and Director Share Units	8.2	—	8.2	—	—	—
Dividends declared on common shares	(28.4)	—	—	—	(28.4)	—
Dividends declared on warrants	(0.5)	—	—	—	(0.5)	—
Balances at December 31, 2007	$1,653.1	$0.2	$1,694.3	$—	$(43.6)	$2.2

Net loss	(145.5)	—	—	—	(145.5)	—
Common shares repurchased	(125.7)	—	(97.0)	(28.7)	—	—
Issuances of common shares from treasury	—	—	(4.9)	4.9	—	—
Restricted Share Units withheld for income taxes	(1.7)	—	(1.7)	—	—	—
Other comprehensive loss	(5.4)	—	—	—	—	(5.4)
Expense recognized for Restricted Share Units	8.3	—	8.3	—	—	—
Dividends declared on common shares	(25.5)	—	—	—	(25.5)	—
Balances at December 31, 2008	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of U.S. dollars)	2008	2007	2006
Cash flows from operations:
Net income (loss)	$(145.5)	$315.8	$302.9
Charges (credits) to reconcile net income (loss) to net cash from operations:
Minority interest expense - Blue Ocean	1.9	31.9	39.3
Excess of fair value of acquired net assets over cost - Blue Ocean	(1.0)	—	—
Net realized and unrealized investment (gains) losses	244.9	(26.5)	(4.0)
Expense recognized for Restricted Share Units and Director Share Units	8.3	8.2	5.1
Net (accretion), amortization and depreciation of assets and liabilities	(0.1)	(7.0)	5.2
Net change in:
Loss and loss adjustment expense reserves, net of amounts acquired	(39.9)	(248.7)	(692.7)
Reinsurance recoverable on paid and unpaid losses, net of amounts acquired	4.6	56.0	156.2
Unearned premium	13.4	(31.8)	(43.7)
Insurance and reinsurance balances payable	4.0	(36.5)	(127.9)
Unearned premium ceded	(0.4)	23.4	39.3
Deferred acquisition costs	(3.7)	2.6	23.1
Premiums receivable	(19.0)	11.2	99.2
Accounts payable, accrued expenses and other liabilities	(4.1)	4.7	13.5
Purchases of fixed maturities - trading (1)	—	—	(746.7)
Sales, maturities, calls and paydowns of fixed maturity investments - trading (1)	—	—	405.0
Other	8.1	(3.2)	(6.8)
Net cash provided from (used for) operations	71.5	100.1	(533.0)

Cash flows from investing activities:
Purchases of fixed maturities	(1,773.8)	(1,399.7)	(1,739.2)
Purchases of equity securities	(474.3)	(72.5)	(102.9)
Purchases of other investments	(150.9)	(53.4)	(1.3)
Sales, maturities, calls and pay downs of fixed maturity investments	2,075.4	1,851.0	1,902.2
Sales and redemptions of equity securities	350.4	66.5	65.7
Sales and redemptions of other investments	20.0	—	—
Purchase of MUSIC, net of cash acquired	—	(6.7)	—
Purchase of Blue Ocean minority interest	(30.5)	—	—
Change in securities lending collateral invested	192.4	122.3	(0.1)
Net change in restricted cash	27.2	—	(35.5)
Net acquisitions of capitalized assets	(14.9)	(6.9)	(10.3)
Net cash provided from investing activities	221.0	500.6	78.6

Cash flows from financing activities:
Issuances of debt	—	—	173.3
Repayments of debt	(75.0)	—	—
Proceeds from issuances of the Company’s common shares	—	—	100.3
Repurchases of the Company’s common shares and warrants	(129.8)	(124.7)	—
Direct equity offering expenses	—	—	(0.8)
Proceeds from issuances of Blue Ocean capital to minority shareholders	—	—	66.5
Amendment of Forward Sale Agreement	—	(3.9)	—
Dividends paid to holders of the Company’s common shares and warrants	(28.4)	(29.9)	(30.0)
Dividends and distributions paid to Blue Ocean’s minority common shareholders	(38.1)	(135.2)	—
Dividends to, and repurchases from, Blue Ocean’s minority preferred shareholders	(21.0)	(46.4)	—
Change in securities lending payable	(193.4)	(122.3)	0.1
Net cash (used for) provided from financing activities	(485.7)	(462.4)	309.4

Effect of exchange rate changes on cash and cash equivalents	0.9	1.8	8.0

Net (decrease) increase in cash and cash equivalents during the year	(192.3)	140.1	(137.0)
Cash and cash equivalents - beginning of year	453.2	313.1	450.1
Cash and cash equivalents - end of year	$260.9	$453.2	$313.1

(1) Prior to the Company’s adoption of FAS 159 on January 1, 2007, all trading securities activities were required to be presented as operating activities and all available for sale securities activities were required to be presented as investing activities.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States (“U.S.”) Dollars,

except per share amounts or as otherwise described)

NOTE 1.             Summary of Significant Accounting Policies

Basis of presentation

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as an exempted Bermuda limited liability company under the laws of Bermuda on November 14, 2001.  The Company, through its subsidiaries in Bermuda, the United States (the “U.S.”), the United Kingdom (the “U.K.”) and Switzerland (collectively “Montpelier”), provides customized and innovative reinsurance and insurance solutions to the global market.  The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road Pembroke, Bermuda HM 08.

The Company currently operates through four operating segments consisting of Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean.  Each operating segment is a separate underwriting platform through which the Company writes reinsurance and insurance business.

Detailed financial information about each of the Company’s operating segments for the three years ended December 31, 2008 is presented in Note 13.  The activities of the Company and certain of its intermediate holding and service companies, collectively referred to as “Corporate and Other,” are also presented. During 2008, the Company changed the composition of its operating segments. All prior periods presented have been re-segmented to conform with the current presentation.

The nature and composition of each of the Company’s operating segments and its Corporate and Other activities are as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the collective operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Marketing Services Limited (“MMSL”).

Montpelier Re, the Company’s principal wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer.  Montpelier Re seeks to identify and underwrite attractive reinsurance and insurance opportunities by utilizing proprietary risk pricing and capital allocation models and catastrophe modeling tools.

MMSL, the Company’s wholly-owned U.K. company based in London, provides marketing services to Montpelier Re.

Montpelier Syndicate 5151

The Montpelier Syndicate 5151 segment consists of the collective operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited (“MCL”),  Montpelier Underwriting Agencies Limited (“MUA”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”) and Montpelier Europa AG (“MEAG”).

Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established on July 1, 2007. Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering and a limited amount of specialty casualty classes sourced from the London, U.S. and European markets.

MCL, the Company’s wholly-owned subsidiary based in London, serves as Syndicate 5151’s sole corporate member.

MUA, the Company’s recently-established, wholly-owned Lloyd’s Managing Agent based in London, manages Syndicate 5151. Through December 31, 2008, Syndicate 5151 was managed by Spectrum Syndicate Management Limited (“Spectrum”), a third-party Lloyd’s Managing Agent, also based in London.

MUSL, the Company’s wholly-owned subsidiary based in London, provides support services to Syndicate 5151 and MUA.

MUI and MEAG serve as the Company’s wholly-owned Lloyd’s Coverholders, meaning that they are each authorized to enter into contracts of reinsurance and insurance and/or issue documentation on behalf of Syndicate 5151. MUI, based in Hartford, Connecticut, underwrites reinsurance and insurance business through managing general agents and intermediaries with a focus on program business.  MEAG, based in Zug, Switzerland, focuses on reinsurance and insurance markets in Continental Europe and the Middle East.  MEAG also provides marketing services to Syndicate 5151 and, to a lesser extent, Montpelier Re.

MUSIC

The MUSIC segment consists solely of the operations of Montpelier U.S. Insurance Company (“MUSIC”), the Company’s wholly-owned subsidiary based in Scottsdale, Arizona.

MUSIC, formerly known as General Agents Insurance Company of America, Inc., is an Oklahoma domiciled stock property and casualty insurance corporation that we acquired from GAINSCO, Inc. (“GAINSCO”) on November 1, 2007.  MUSIC is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 43 additional states and the District of Columbia.  At the time of acquisition, MUSIC had no employees or in force premium. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

Blue Ocean

The Blue Ocean segment consists of the collective operations of Blue Ocean Re Holdings Ltd. (“Blue Ocean”) and Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).

Blue Ocean, the Company’s wholly-owned Bermuda company based in Pembroke, Bermuda,  is a holding company that owns Blue Ocean Re which is also based in Pembroke, Bermuda. Blue Ocean Re had, in the past, provided property catastrophe retrocessional reinsurance and was formerly registered as a Bermuda Class 3 insurer. Blue Ocean was deregistered as a Bermuda insurer in 2008.

The Company acquired all the outstanding share capital of Blue Ocean in June 2008 (the “Blue Ocean Transaction”).  Prior to the Blue Ocean Transaction, the Company owned 42.2% of Blue Ocean’s outstanding common shares. Prior to Blue Ocean’s repurchase of all its outstanding preferred shares on January 11, 2008, the Company owned 33.6% of such preferred shares.

Prior to Blue Ocean becoming a wholly-owned subsidiary, it was considered a “variable interest entity” as defined under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, entitled “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 as amended” and was consolidated into the Company’s financial statements.

Corporate and Other

The Company’s Corporate and Other activities consist of the operations of the Company and certain of its intermediate holding and service companies including Montpelier Technical Resources Ltd. (“MTR”) and Montpelier Agency Ltd. (“MAL”).

MTR, the Company’s wholly-owned subsidiary based in Woburn, Massachusetts, provides accounting, finance, risk management, advisory and information technology services to many of its subsidiaries.

MAL, the Company’s wholly-owned subsidiary based in Pembroke, Bermuda, provided Blue Ocean with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services.  MAL has conducted no significant operations subsequent to the Blue Ocean Transaction.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  All significant intercompany transactions and balances have been eliminated on consolidation. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, written and earned premiums, ceded reinsurance and share based compensation.

Premiums and related costs

Montpelier accounts for insurance and reinsurance policies and contracts that it writes in accordance with Statement of Financial Accounting Standard (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises”, and FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.  Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned ratably over the term of the related policy or contract.  For the majority of Montpelier’s excess of loss contracts, written premium is based on the deposit or minimum premium as defined in the contract. Subsequent adjustments, based on reports of actual premium or revisions in estimates by ceding companies, are recorded in the period in which they are determined.  For Montpelier’s pro rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined.  Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or contracts in force.

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned premium when Montpelier determines that the loss event has occurred.

Deferred acquisition costs are comprised of ceding commissions, brokerage, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contracts’ expected losses and LAE, and deferred acquisition costs exceeds related unearned premiums, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  During the years ended December 31, 2008 and 2007, Montpelier recorded premium deficiencies of $0.1 million and $0.9 million, respectively, related to the operations of Syndicate 5151. During the year ended December 31, 2006, Montpelier did not record a premium deficiency.

Included in acquisition costs are profit commissions incurred. Accrued profit commissions are included in insurance and reinsurance balances payable.

Loss and LAE reserves

Montpelier maintains reserves for losses and LAE to cover the estimated liability for both reported and unreported claims. A significant portion of Montpelier’s current business is in the property catastrophe class of business and other classes with high attachment points of coverage. As a result, reserving for losses relating to such programs can be imprecise. Montpelier’s exposures are also highly leveraged, meaning that the impact of any change in the estimate of total loss incurred by the cedent is magnified in the layers at which Montpelier’s coverage attaches.  Additionally, the high-severity, low-frequency nature of the exposures limits the volume of claims experience available from which to reliably predict ultimate losses following a loss event, and renders certain traditional loss estimation techniques inapplicable.

Loss and loss adjustment expense reserves for all classes of business include components for reported claims (“case reserves”) and losses incurred but not reported (“IBNR”). Case reserve estimates are initially set on the basis of loss reports received from third-parties. Estimated IBNR reserves consist of a provision for additional development in excess of the case reserves reported by ceding companies as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. IBNR reserves are estimated by management using various actuarial methods as well as a combination of Montpelier’s own loss experience, historical insurance industry loss experience,  underwriters’ experience and management’s professional judgment. Montpelier’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis and its loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

The uncertainties inherent in the reserving process, delays in ceding companies reporting losses, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves being significantly greater or less than the reserve provided at the time of the loss event. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and loss adjustment expense reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Ceded reinsurance

In the normal course of business, Montpelier purchases reinsurance from third-parties in order to manage its exposures. The amount of ceded reinsurance that Montpelier buys varies from year-to-year depending on its risk appetite, availability and cost. Reinsurance premiums ceded are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written. Certain of Montpelier’s assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to Montpelier’s benefit. These reinsurance premiums are reported as a reduction in gross premiums written.

Montpelier remains liable for losses incurred to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.

All of Montpelier’s reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already been incurred but have not yet been paid.  The majority of these reinsurance contracts provide excess-of-loss coverage for one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of business. Montpelier also purchases Industry Loss Warranty Policies (“ILWs”) which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size as well as Montpelier’s own incurred losses.  For non-ILW excess-of-loss reinsurance contracts, the attachment point and exhaustion of these contracts are based solely on the amount of Montpelier’s actual losses incurred from an event or events.

The cost of reinsurance purchased varies based on a number of factors. The initial premium associated with excess-of-loss reinsurance is generally based on the underlying premiums assumed by Montpelier. As these reinsurance contracts are usually purchased prior to the time the assumed risks are written, ceded premium recorded in the period of inception reflects an estimate of the amount that Montpelier will ultimately pay. In the majority of cases, the premium initially recorded is subsequently adjusted to reflect premium actually assumed by Montpelier during the contract period. These adjustments are recorded in the period they are determined, and to date have not been significant. In addition, losses which pierce excess-of-loss reinsurance cover may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

The cost of quota share reinsurance is initially based on Montpelier’s estimated gross premium written related to the specific lines of business covered by the reinsurance contract. As gross premiums are written during the period of coverage, reinsurance premiums ceded are adjusted in accordance with the terms of the quota share agreement.

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

Other investments are carried at either fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 5 and 7.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $7.1 million at December 31, 2008 consisted of $6.8 million of collateral supporting open short sale investment positions and $0.3 million of overseas deposit accounts held at Lloyd’s.  Restricted cash of $35.5 million at December 31, 2007 consisted of funds used to collateralize Blue Ocean Re’s trust funds.

Montpelier’s letter of credit facilities are secured by investments and cash. See Note 6. MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. See Note 5.

In August 2008, Montpelier terminated its securities lending program resulting in a realized loss of $1.0 million.  See Note 5.  Prior to the termination, Montpelier lent certain of its fixed maturity investments to other institutions for short periods of time through a lending agent. Montpelier had $189.3 million in securities on loan at December 31, 2007.

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

Montpelier reinvested some or all of the collateral received from the borrower in an attempt to achieve a greater investment return.  In so doing, Montpelier retained the investment risk associated with the reinvested collateral. As of December 31, 2007, Montpelier’s securities on loan were supported by collateral, held by a third-party in the form of cash, government securities and letters of credit, totaling $192.0 million and $193.4 million was owed back to the counterparties.

Common shares held in treasury

On May 21, 2008, shareholders approved the adoption of the Company’s Second Amended and Restated Bye-laws (the “Amended Bye-laws”). The Amended Bye-laws incorporated various provisions of The Bermuda Companies Amendment Act of 2006 which, among other things, enabled the Company to hold its common shares in treasury.

The Company’s treasury shares are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of December 31, 2008, the Company’s had a $1.2 million inception to date gain from issuances of its treasury shares which has been recorded as additional common surplus. See Note 9.

Funds withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At December 31, 2008 and 2007, funds withheld balances of $2.4 million and $3.3 million, respectively, were recorded within other assets on the consolidated balance sheet.

Earnings per share

The Company’s basic and diluted earnings per share calculations are based on the average number of common shares outstanding, less weighted average common shares issued under the Share Issuance Agreement (see Note 7), plus average vested Restricted Share Units (“RSUs”) and Director Share Unit (“DSUs”) outstanding.

In calculating earnings per share, the Company’s outstanding RSUs and DSUs are considered to be participating securities.  See Note 10.  For purposes of determining earnings per share for the periods presented, the Company’s earnings per share numerators are reduced by the portion of its current earnings allocated to unvested RSUs as well as any dividends declared on outstanding warrants to acquire common shares.

The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Earnings per share numerators:
Net income (loss) before extraordinary item	$(146.5)	$315.8	$302.9
Excess of fair value of acquired net assets over cost - Blue Ocean	1.0	—	—
Net income (loss)	$(145.5)	$315.8	$302.9
Less: earnings allocated to unvested RSUs	—	(2.7)	(1.3)
Less: dividends declared on outstanding warrants	—	(0.5)	(2.2)
Net income (loss) available for common shareholders	$(145.5)	$312.6	$299.4

Earnings per share denominators (Millions of shares):
Average common shares outstanding	93.6	105.3	102.0
Less: average common shares issued under the share issuance agreement	(7.9)	(10.5)	(8.8)
Average vested RSUs and DSUs	0.4	0.1	—
Diluted earnings per share denominator	86.1	94.9	93.2

Basic earnings (loss) per share:
Net income (loss) before extraordinary item	$(1.70)	$3.29	$3.21
Excess of fair value of acquired net assets over cost - Blue Ocean	.01	—	—
Net income (loss)	$(1.69)	$3.29	$3.21

Diluted earnings (loss) per share:
Net income (loss) before extraordinary item	$(1.70)	$3.29	$3.21
Excess of fair value of acquired net assets over cost - Blue Ocean	.01	—	—
Net income (loss)	$(1.69)	$3.29	$3.21

Minority interest

Prior to Blue Ocean becoming a wholly-owned subsidiary of the Company in June 2008, the portion of Blue Ocean’s equity not owned by the Company was considered to be owned by Blue Ocean’s minority shareholders. The minority interest liability in the Company’s consolidated balance sheets represents the equity of the minority shareholders of Blue Ocean and the minority interest expense in the Company’s consolidated statements of operation represents the portion of income attributable to such minority shareholders.

Foreign currency exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUA, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all other operations. The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations into U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations, which commenced business on July 1, 2007:

Currency	Opening Rate July 1, 2007	Closing Rate December 31, 2007	Closing Rate December 31, 2008
British pound (GBP)	2.0063	1.9843	1.4592
Swiss franc (CHF)	0.8170	0.8827	0.9357

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

Changes in accounting principles

On October 10, 2008, the FASB issued Staff Position FAS 157-3 (“FSP FAS 157-3”), entitled “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  FSP FAS 157-3 was effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  FSP FAS 157-3 clarifies the application of FASB Statement No. 157, entitled “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The requirements of FSB FAS 157-3 did not materially impact the Company’s operations or financial condition.

During 2007 the Company adopted FAS 157, entitled “Fair Value Measurements”.  FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts.  FAS 157 also establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company elected to early adopt this Statement effective January 1, 2007.

During 2007 the Company adopted FAS 159, entitled “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 amends FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and applies to all entities with available-for-sale and trading securities effective January 1, 2008. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. The Company elected to adopt this Statement effective January 1, 2007.  As a result, the Company now reports unrealized gains and losses associated with all its fixed maturity investments and equity securities on its statement of operations. With the exception of trading securities held by Blue Ocean, the Company previously reported unrealized gains and losses associated with its fixed maturity investments and equity securities as changes in other comprehensive income. In connection with the January 1, 2007 adoption of FAS 157 and 159, the Company recorded a cumulative-effect adjustment of $45.5 million between its retained deficit and accumulated other comprehensive income on the consolidated balance sheet.  This adjustment consisted of gross unrealized gains of $59.8 million and gross unrealized losses of $14.3 million.

During 2007 the Company adopted FAS 155, “Accounting for Certain Hybrid Instruments, an amendment to FAS 133 and FAS 140”.  FAS 155 eliminated the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument at fair value, with the net unrealized appreciation or depreciation on such securities being reported as net realized and unrealized gains (losses) on the statement of operations. In connection with the Company’s adoption of FAS 159 on January 1, 2007, it elected to account for all of its fixed maturity investments and equity securities, including its hybrid instruments, in this manner.  Therefore, the adoption of FAS 155 on January 1, 2007, had no impact on the Company’s results of operations or financial condition.

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

During 2006 the Company adopted FAS 123R, “Share-Based Payment (revised 2004)”, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the year ended December 31, 2008, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, the effective date of adoption, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s results of operations or financial condition.

Recent accounting pronouncements

On December 4, 2007, the FASB issued FAS 141(R), entitled “Business Combinations (revised 2007)”, and FAS 160, entitled “Noncontrolling Interests in Consolidated Financial Statements”. These statements are effective for fiscal years beginning after December 15, 2008.

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

Neither the adoption of FAS 141(R) nor the adoption of FAS 160 is expected to have a significant impact on the Company’s results of current operations or financial condition.

On March 19, 2008, the FASB issued FAS 161, entitled “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  The statement is effective for fiscal years beginning after November 15, 2008.  FAS 161 amends and enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (i) how and why the entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The adoption of FAS 161 will have no impact on the Company’s operations or financial condition but is expected to expand the Company’s current disclosures regarding its derivative instruments.

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

NOTE 2.             Acquisition of MUSIC

On November 1, 2007, Montpelier completed its acquisition of MUSIC for $9.8 million in cash (the “MUSIC Acquisition”).  The assets and liabilities acquired pursuant to the MUSIC acquisition, each at fair value, included $8.6 million of cash and investments, $20.2 million of reinsurance recoverables, $20.2 million of loss and LAE reserves and $3.6 million of other liabilities.  The acquisition of MUSIC did not constitute the acquisition of a significant subsidiary as defined under Rule 1-02(w) of Regulation S-X.

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

Prior to the MUSIC Acquisition, MUSIC wrote general liability, commercial auto liability, specialty and umbrella lines of business. From 2003 to 2007 MUSIC did not write any new business and entered into run-off.  The gross loss and LAE reserves we acquired are subject to various protective arrangements that we entered into in connection with the MUSIC Acquisition. These protective arrangements were established specifically for the purpose of minimizing our exposure to the past business underwritten by MUSIC and any adverse developments to MUSIC’s loss reserves as they existed at the time of the acquisition.

As of December 31, 2008, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $8.8 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at December 31, 2008, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $8.8 million. The fair value of the trust deposit was $11.6 million as of December 31, 2008. In addition, the Company has received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become our responsibility.

NOTE 3.             Unpaid Loss and LAE Reserves

The following table summarizes Montpelier’s unpaid loss and LAE reserve activities for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Gross loss and LAE reserves - beginning	$860.7	$1,089.2	$1,781.9
Reinsurance recoverable on unpaid losses - beginning	(152.5)	(197.3)	(305.7)
Net loss and LAE reserves - beginning	708.2	891.9	1,476.2

Losses and LAE incurred relating to:
Current year losses	399.2	213.9	196.5
Prior year losses	(104.1)	(36.4)	(23.8)
Total incurred losses and LAE	295.1	177.5	172.7

Net impact of foreign currency movements	0.6	—	—

Loss and LAE paid:
Current year losses	(125.4)	(26.0)	(40.8)
Prior year losses	(192.5)	(335.2)	(716.2)
Total loss and LAE paid	(317.9)	(361.2)	(757.0)

Net loss and LAE reserves - ending	686.0	708.2	891.9
Reinsurance recoverable on unpaid losses - ending	122.9	152.5	197.3
Gross loss and LAE reserves - ending	$808.9	$860.7	$1,089.2

Loss and LAE development — 2008

During the year ended December 31, 2008, Montpelier experienced $104.1 million in favorable development on net loss and LAE reserves relating to prior year losses within the following lines of its business:

•             Net estimated ultimate Property Catastrophe losses for prior years decreased by $55.0 million due primarily to reassessments of loss and LAE reserves related to 2004 and 2005 hurricane losses, 2007 European storm losses and the California wildfires of 2007.  Ultimate losses also decreased from an $8.0 million subrogation recovery from a claim previously paid, of which $5.0 million was recorded within the Property Catastrophe line and $3.0 million was recorded within the Property Specialty line.

•             Net estimated ultimate Property Specialty losses for prior years decreased by $26.1 million due to a decrease in expected ultimate losses related to several large individual losses as well as the $3.0 million subrogation recovery previously mentioned.

•             Net estimated ultimate Other Specialty losses for prior years decreased by $23.0 million due to favorable development related to several losses spanning many classes of business within the Other Specialty lines.  The favorable development experienced specifically included a $9.8 million reduction in reserves related to Montpelier’s medical malpractice line which was made in response to cedant-specific reported loss information received during the period.

Loss and LAE development — 2007

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

•             Net estimated ultimate Property Specialty losses for prior years decreased by $26.6 million due primarily to claims emergence on the direct and facultative book of business being lower than expected and lower than expected ultimate losses on proportional business.

•             Net estimated ultimate Other Specialty losses for prior years decreased by $5.8 million due to the re-assessment of loss and LAE reserves relating to several classes of business within Other Specialty lines.

Loss and LAE development — 2006

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

•             Net estimated ultimate Qualifying Quota Share losses for prior years decreased by $3.5 million due to favorable commutations of such contracts.

The following table outlines Montpelier’s composition of its gross ending loss and LAE reserves as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Component of ending gross loss and LAE reserves:
Case reserves	$378.9	$402.0
IBNR reserves	430.0	458.7
Loss and LAE reserves	$808.9	$860.7

NOTE 4.             Ceded Reinsurance With Third-Parties

In the normal course of business, Montpelier purchases reinsurance from third-parties in order to manage its exposures.  The amount of ceded reinsurance that Montpelier buys varies from year-to-year depending on its risk appetite, availability and cost.  All of Montpelier’s reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet paid. The majority of Montpelier’s reinsurance contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of its business. Montpelier also purchases industry loss warranty policies which provide coverage for certain losses incurred, provided they are triggered by events exceeding a specified industry loss size. In addition, for certain pro-rata contracts that Montpelier enters into, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which Montpelier nets against its gross premiums written.

Montpelier remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  The effects of reinsurance on Montpelier’s written and earned premiums and on losses and LAE were as follows:

	Year Ended December 31,
	2008	2007	2006
Gross written premiums:
Direct	$51.7	$42.3	$63.4
Assumed	568.4	611.5	664.1
Ceded	(78.9)	(104.8)	(148.9)
Net premiums written	$541.2	$549.0	$578.6

Gross earned premiums:
Direct	$43.9	$48.4	$53.4
Assumed	563.1	636.9	717.7
Ceded	(78.5)	(128.1)	(188.1)
Net premiums earned	$528.5	$557.2	$583.0

Gross loss and LAE:
Direct	$28.7	$(1.2)	$31.7
Assumed	295.7	185.6	172.2
Ceded	(29.3)	(6.9)	(31.2)
Net loss and LAE	$295.1	$177.5	$172.7

Under Montpelier’s reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within the above threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed.  Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

Montpelier records provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Montpelier does not believe that there are any amounts uncollectible from its reinsurers at this time.

Earned reinsurance premiums ceded were $78.5 million, $128.1 million and $188.3 million for the years ended 2008, 2007 and 2006, respectively.  Reinsurance recoveries of $35.4 million, $6.9 million and $31.2 million were netted against Montpelier’s loss and LAE for the years ended 2008, 2007 and 2006, respectively.  In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at December 31, 2008 and 2007, are as follows:

	December 31, 2008		December 31, 2007
Rating	Amount	% of Total	Amount	% of Total
A++	$29.3	81%	$9.8	58%
A+	0.5	1	0.9	6
A	0.8	2	2.7	16
A-	5.8	16	3.4	20
Total reinsurance recoverable on paid losses	$36.4	100%	$16.8	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at December 31, 2008 and 2007, are as follows:

	December 31, 2008		December 31, 2007
Rating	Amount	% of Total	Amount	% of Total
A++	$27.9	23%	$53.5	35%
A+	17.9	15	16.2	11
A	38.6	31	53.6	35
A-	8.1	7	12.5	8
Unrated (fully collateralized)	21.6	17	—	—
Recoverable under MUSIC guarantee (See Note 2)	8.8	7	16.7	11
Total reinsurance recoverable on unpaid losses	$122.9	100%	$152.5	100%

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings generally involve reinsurance or insurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with Montpelier’s net loss and LAE reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, Montpelier received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”).  The notice involves two contracts pursuant to which Montpelier purchased reinsurance protection from MPCL (the “Disputed Contracts”).  MPCL seeks in the arbitration to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney fees and interest.

Subject to purported reservation of rights, MPCL has to date paid to Montpelier $25.5 million in respect of ceded claims under the Disputed Contracts, which is net of deposit, reinstatement and additional premiums.

In the event that MPCL is awarded rescission of the Disputed Contracts, the reduction in total losses expected to be ceded under the Disputed Contracts, net of reinsurance premiums earned and accrued, would total $73.0 million.

Montpelier believes that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable. In addition, we intend to seek relief from MPCL for attorney fees and interest costs.  In the circumstances, Montpelier believes that the results of the arbitration will not have a materially adverse effect on its financial condition, results of operations or cash flows.

Pursuant to directions given in the arbitration, we do not expect substantive hearings to begin until early 2010.

NOTE 5.    Investments

Fixed maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	December 31, 2008		December 31, 2007
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:

Mortgage-backed and asset-backed securities	$631.3	$599.2	$787.6	$790.2
Corporate debt securities	483.5	460.4	593.3	600.9
U.S. government securities	362.5	364.2	248.2	251.4
U.S. government-sponsored enterprise securities	188.4	190.6	403.6	406.7
Other fixed maturity securities	90.1	92.2	11.6	12.3
Total fixed maturity investments	$1,755.8	$1,706.6	$2,044.3	$2,061.5

Equity securities	$310.0	$242.3	$184.4	$220.2

As of December 31, 2008, 89% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 9% were rated “BBB” (Good) or below by Standard & Poor’s and 2% were unrated and primarily represented participation in bank loans.

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities at December 31, 2008, with a basis of $6.8 million and a fair value of $5.9 million.  Montpelier had no open short positions at December 31, 2007.

The contractual maturity of Montpelier’s fixed maturity investments at December 31, 2008 and 2007 is presented below:

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity investments:
Due in one year or less	$386.4	$387.1	$310.6	$310.9
Due after one year through five years	503.4	491.9	778.8	792.8
Due after five years through ten years	152.1	147.2	93.6	96.1
Due after ten years	82.6	81.2	73.7	71.5
Mortgage-backed and asset-backed securities	631.3	599.2	787.6	790.2
Total fixed maturity investments	$1,755.8	$1,706.6	$2,044.3	$2,061.5

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair value or their underlying net asset value, depending on Montpelier’s ownership share. For those funds carried at fair value, the underlying net asset value is used as a best estimate of fair value.  Montpelier’s CAT Bonds, private placement and derivative instruments are carried at fair value.  The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	December 31, 2008		December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and other	$50.1	$46.3	$56.4	$55.5

Other investments carried at fair value:
CAT Bonds	$66.3	$60.9	$—	$—
Limited partnership interests	23.2	17.1	—	—
Private placement	20.0	23.2	20.0	22.3
Derivative instruments	0.3	0.8	—	(0.1)
Total other investments carried at fair value	$109.8	$102.0	$20.0	$22.2

Other investments	$159.9	$148.3	$76.4	$77.7

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

In May 2008, Montpelier purchased the CAT Bonds underlying its former CAT Bond Facility for $71.6 million. CAT Bonds are debt instruments whose principal and interest are forgiven if specified trigger events occur.  See Note 7.

Montpelier also entered into various investment option and futures contracts during 2008.  See Note 7.

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

•          Level 3 inputs — unobservable inputs.

In accordance with FAS 157, the valuation techniques used by the Company and its pricing services maximize the use of observable inputs; unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Values for U.S. Treasury and publicly traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for other fixed maturity investments, including mortgage-backed and asset-backed securities, corporate debt securities and U.S. government-sponsored enterprise securities, generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques, as specified within FAS 157.  There have been no changes in the Company’s use of valuation techniques since its adoption of FAS 157.

The following tables present Montpelier’s investment securities and securities lending collateral carried at fair value, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at December 31, 2008 and 2007.  Montpelier terminated its securities lending program in August 2008.

	December 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$218.4	$1,329.3	$158.9	$1,706.6
Equity securities	236.6	4.3	1.4	242.3
Other investments	—	71.0	31.0	102.0
Securities lending collateral	—	—	—	—
Total investments	$455.0	$1,404.6	$191.3	$2,050.9

	December 31, 2007
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$240.2	$1,628.3	$193.0	$2,061.5
Equity securities	220.2	—	—	220.2
Other investments	—	(0.1)	22.3	22.2
Securities lending collateral	61.9	30.4	99.7	192.0
Total investments	$522.3	$1,658.6	$315.0	$2,495.9

Investments classified as Level 3 at such dates primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, warrants to acquire equity securities and certain non-U.S. equity securities; (iii) with respect to other investments, Montpelier’s investment in Symetra; and (iv) with respect to securities lending collateral, debt instruments, including certificates of deposit and commercial paper.

As of December 31, 2008 and 2007, the Company’s total Level 3 assets represented 9.3% and 12.6% of its total assets measured at fair value, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2008 and 2007:

	Year Ended December 31, 2008
	Fixed Maturity Investments	Equity Securities	Other Investments	Securities Lending Collateral	Total Fair Value
Level 3 investments as of January 1, 2008	$193.0	$—	$22.3	$99.7	$315.0
Net payments, purchases and sales	98.2	3.8	(1.0)	(98.4)	2.6
Net realized gains (losses)	—	0.1	(0.3)	(0.9)	(1.1)
Net unrealized gains (losses)	(27.3)	(2.5)	1.0	0.3	(28.5)
Net transfers in (out)	(105.0)	—	9.0	(0.7)	(96.7)
Level 3 investments as of December 31, 2008	$158.9	$1.4	$31.0	$—	$191.3

In the course of changing investment managers during 2008, Montpelier was provided with additional information concerning the pricing transparency of certain of its fixed maturities historically classified as Level 3. As a result, the Company transferred securities with a fair value of $105.0 million from Level 3 into Level 2 during the year.

	Year Ended December 31, 2007
	Fixed Maturity Investments	Equity Securities	Other Investments	Securities Lending Collateral	Total Fair Value
Level 3 investments as of January 1, 2007	$—	$—	$—	$—	$—
Net transfers in (out)	193.0	—	22.3	99.7	315.0
Level 3 investments as of December 31, 2007	$193.0	$—	$22.3	$99.7	$315.0

As of January 1, 2007, the Company believed that all of its investment securities and securities lending collateral were valued on the basis of Level 1 and Level 2 inputs. However, this view changed during the latter part of the year, due to illiquidity issues experienced by capital markets at that time, and an increased understanding of the valuation processes undertaken by the Company’s investment managers and their associated pricing services.  As a result, we believed that we had no Level 3 securities throughout most of 2007 and, towards the end of the year, we reclassified a sizable amount of investment securities to Level 3.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains (Losses) and Derivative Revenue From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Year Ended December 31, 2008:
Fixed maturity investments	$(22.2)	$(60.6)	$1.3	$(81.5)	$—
Equity securities	(5.9)	(97.6)	(4.4)	(107.9)	—
Other investments	(44.5)	(14.5)	(2.3)	(61.3)	0.9
Securities lending	(1.0)	1.4	—	0.4	—
Year Ended December 31, 2007:
Fixed maturity investments	$6.0	$15.3	$2.4	$23.7	$—
Equity securities	20.6	(13.1)	3.7	11.2	—
Other investments	—	(0.9)	3.2	2.3	(1.6)
Securities lending	—	(1.4)	—	(1.4)	—
Year Ended December 31, 2006:
Fixed maturity investments	$(7.9)	$(0.4)	$2.0	$(6.3)	$27.1
Equity securities	12.3	—	0.1	12.4	29.0
Other investments	—	—	2.5	2.5	2.4
Securities lending	—	—	—	—	—

(1)

Represents realized and unrealized foreign exchange gains from investments and revenue derived from the Company’s investments in the CAT Bond Facility, Foreign Exchange Contracts and Investment Options and Futures (See Note 7). These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Fixed maturity investments	$80.0	$123.8	$118.9
Cash and cash equivalents	3.7	10.5	6.4
Equity securities	5.4	5.1	5.4
Other investments	4.7	—	—
Securities lending income	0.4	0.4	0.5
Total investment income	94.2	139.8	131.2
Less investment expenses	(7.8)	(7.3)	(5.4)
Net investment income	$86.4	$132.5	$125.8

Investment income from other investments during 2008 consisted primarily of interest earned on CAT Bonds.  In May 2008, Montpelier purchased the CAT Bonds underlying its former CAT Bond Facility.  See Note 7.

Sales of investments totaled $1,774.0 million, $1,271.1 million and $1,567.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Maturities, calls and paydowns of investments totaled $672.1 million, $646.4 million and $400.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2008, 2007 or 2006.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $4.5 million and $4.8 million at December 31, 2008 and 2007, respectively.

NOTE 6.    Debt and Financing Arrangements

Senior Debt (“Senior Notes”)

During 2003, the Company issued $250.0 million of senior unsecured debt. The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013.  The Company may redeem the Senior Notes at any time at a “make-whole” redemption price; however, the Company has no current intention of doing so. The Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The unamortized carrying value of the Senior Notes at December 31, 2008 and December 31, 2007, was $249.4 million and $249.3 million, respectively.

The Company incurred and paid interest expense of $15.3 million on the Senior Notes during each of the years ended December 31, 2008, 2007 and 2006.

Junior Subordinated Debt Securities (“Junior Notes”)

In January 2006, the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of the 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued all of its issued and outstanding share capital to the Company for a purchase price of $3.1 million. The Junior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its share capital to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by the Company. The junior subordinated debt securities bear interest at the same rates as the Trust Preferred Securities discussed above.

The Company incurred and paid interest expense of $8.7 million, $8.7 million and $8.6 million on the Junior Notes during the years ended December 31, 2008, 2007 and 2006, respectively.

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

During the years ended December 31, 2008, 2007 and 2006, Blue Ocean incurred interest expense on the Blue Ocean Debt of $0.2 million, $5.6 million and $0.5 million, respectively, and paid interest of $0.5 million, $5.3 million and $0.5 million, respectively.

Letter of Credit Facilities

In the normal course of business, Montpelier Re and MCL maintain letter of credit facilities and provide letters of credit to third-parties. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $724.5 million at December 31, 2008. The following table outlines these facilities as of December 31, 2008:

Secured operational Letter of Credit Facilities	Credit Line	Amount drawn	Expiry Date

Montpelier Re’s Syndicated facility: Tranche B	$225.0	$141.9	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility	$500.0	$40.7	June 2011
Montpelier Re’s Syndicated 5-Year facility	$215.0	$149.7	June 2012
Montpelier Re’s Bilateral facility A	$100.0	$26.6	None
MCL’s Lloyd’s standby facility	£110.0	£105.0	Dec. 2013

Montpelier Re amended its $225.0 million syndicated secured facility in August 2005.  The amendment served to revise this facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010. This facility is subject to an annual commitment fee of 0.275% on drawn balances and 0.075% on undrawn balances.

Montpelier Re amended its $500.0 million syndicated secured facility in June 2006. The amendment served to revise this facility from a one-year $1.0 billion facility, which expired in June 2007, to a five-year $500.0 million facility.  This facility is subject to an annual commitment fee of 0.325% on drawn balances and 0.075% on undrawn balances.

Montpelier Re entered into a five-year syndicated secured $250.0 million letter of credit facility in June 2007.  During 2008, this facility was reduced to $215.0 million.  This facility is subject to an annual commitment fee of 0.275% on drawn balances and 0.08% on undrawn balances.

Montpelier Re entered into a $100.0 million secured letter of credit facility in November 2005. This facility has no stated expiration date.  This facility is subject to an annual commitment fee of 0.20% on drawn balances only.

In June 2007, the Company, Montpelier Re and MCL entered into a secured £74.0 million standby letter of credit facility through December 31, 2012, which will be used specifically as Funds at Lloyd’s to support business to be underwritten by Syndicate 5151.  In October 2008, this facility was increased to £110.0 million with a revised expiry date of December 31, 2013.  This facility is subject to an annual commitment fee of 0.45% on drawn balances and 0.158% on undrawn balances.

The agreements governing these facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities and the Lloyd’s standby facility each require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of December 31, 2008 and 2007, the Company and Montpelier Re were in compliance with all covenants.

Trust Agreements

In the normal course of business, Blue Ocean Re established trust funds for the benefit of ceding companies.  As of December 31, 2008, Blue Ocean Re had no in force reinsurance contracts and no longer required any of its assets to be held in trust.  As of December 31, 2007, Blue Ocean Re’s restricted assets held in trust funds consisted of cash and cash equivalents of $35.5 million and fixed maturity investments of $153.7 million.

NOTE 7.             Derivative Contracts

Montpelier enters into derivative contracts from time to time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

The primary risks Montpelier seeks to manage through its use of derivative instruments are underwriting risk and foreign exchange risk.  Derivative instruments utilized in order to manage Montpelier’s underwriting risk during the periods presented below include: (i) an option on hurricane seasonal futures (the “Hurricane Option”),  (ii) an Industry Loss Warranty swap contract (the “ILW Swap”) and (iii) catastrophe bond protection (the “CAT Bond Protection”). These derivative instruments provide reinsurance-like protection to Montpelier for specific loss events associated with certain lines of its business.  Additionally, the Company has entered into two equity forward sale agreements and a related share issuance agreement (the “Forward Sale Agreements and Share Issuance Agreement”) in order to manage the risk associated with a significant loss of capital, which could most likely occur as a result of significant underwriting and/or investment losses. Foreign exchange risk, specifically Montpelier’s risk associated with making claim payments in foreign currencies, is managed through the use of foreign currency exchange agreements (the “Foreign Exchange Contracts”).

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

None of Montpelier’s derivatives is designated as a hedging instrument under FAS 133, entitled “Accounting for Derivative Instruments and Hedging Activities.”

The following table presents the fair values of Montpelier’s derivative instruments at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Derivative contracts recorded as other investments:
Foreign Exchange Contracts	$0.7	$(1.9)
Investment Options and Futures	0.1	—
CAT Bond Facility	—	1.8

Total derivative contracts recorded as other investments	$0.8	$(0.1)

Derivative contracts recorded as other liabilities:
ILW Contract	$—	$0.6

The following table presents the net expense (income) from Montpelier’s derivative instruments during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Hurricane Option	$1.0	$—	$—
ILW Swap	0.7	—	—
CAT Bond Protection	11.9	11.9	13.7
Foreign Exchange Contracts	4.1	(3.2)	(2.5)
Investment Options and Futures	(1.8)	—	—
CAT Bond Facility	(1.0)	(5.3)	(1.3)
ILW Contract	(0.6)	(3.1)	—

Net expense from derivative instruments	$14.3	$0.3	$9.9

The Forward Sale Agreements and Share Issuance Agreement currently have no impact on the Company’s statements of operations or balance sheets. The Hurricane Option, ILW Swap, CAT Bond Protection and the ILW Contract had balances of zero at December 31, 2008.

A description of each of Montpelier’s derivative instruments follows:

Hurricane Option

In March 2008, Montpelier purchased the Hurricane Option, an option on hurricane seasonal futures traded on the Chicago Mercantile Exchange, in order to provide protection against Montpelier’s eastern U.S. hurricane exposure during the period from June 1, 2008 to November 30, 2008.  The maximum possible recovery to Montpelier under the Hurricane Option was $5.0 million.  The Hurricane Option expired without value.

While outstanding, the fair value of the Hurricane Option was derived based on other observable inputs (Level 2 inputs as defined in FAS 157).

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

The fair value of the ILW Swap (which was zero at December 31, 2008) was derived based on unobservable inputs (Level 3 inputs as defined in FAS 157).   Through December 31, 2008, no industry loss event occurred which would have triggered a recovery under the ILW Swap by Montpelier.

CAT Bond Protection

In December 2005, Montpelier purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party, Champlain, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matured on January 7, 2009. The first $75.0 million tranche (“Class A”) covered earthquakes affecting Japan and/or the U.S. The remaining $15.0 million tranche (“Class B”), provided second event coverage for a U.S. hurricane or earthquake. Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier.  For that reason, this transaction is accounted for as a derivative, rather than as a reinsurance transaction, and is carried at fair value in accordance with FAS 133 and EITF 99-2.

Contract payments expensed in connection with the CAT Bond Protection were calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche.  In addition, during 2006 Montpelier incurred $1.9 million in one-time setup costs associated with the CAT Bond Protection.

The fair value of the CAT Bond Protection (which was zero at December 31, 2008) was derived based on unobservable inputs. Through December 31, 2008, no industry loss event occurred which would have triggered a recovery under the CAT Bond Protection by Montpelier.

Foreign Exchange Contracts

From time to time Montpelier has entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they allow Montpelier to establish a rate of exchange at a future point in time. Montpelier’s open foreign currency agreements at December 31, 2008 were denominated in Swiss francs (CHF), euros (EUR), British pounds (GBP) and Japanese yen (JPY).

The fair value of the Foreign Exchange Contracts is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).  At December 31, 2008 and December 31, 2007, Montpelier was party to outstanding foreign currency exchange agreements having a gross notional exposure of $33.0 million and $86.9 million, respectively.

Investment Options and Futures

During 2008, Montpelier executed various exchange-traded investment options and futures as part of its investing strategy.  As of December 31, 2008, Montpelier had closed all of its investment futures and held open long options with a fair value of $0.1 million.

The fair value of the open options is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).

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

During the second quarter of 2008, the CAT Bond Facility was terminated and Montpelier purchased the underlying CAT Bonds from the counterparty at their fair value.  As a result, the CAT Bonds are now held on the Company’s consolidated balance sheets as other investments. See Note 5.

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

The ILW Contract covered losses resulting from all natural perils within the U.S. and was carried at fair value in accordance with EITF 99-2 and FAS 133.  The fair value of the ILW Contract was derived based on unobservable inputs (Level 3 inputs as defined in FAS 157).The ILW Contract had a fair value of zero at December 31, 2008.

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

The number of common shares to be sold in return for these proceeds is a function of the Company’s share price as well as the terms of the contract.  If the share price on a given settlement date falls at or between the contractual floor and cap prices, the number of common shares sold to the forward counterparty will equal the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in no economic gain or loss to the Company.  If the share price on a given settlement date is above the cap price, the number of common shares sold to the forward counterparty will be more than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic loss to the Company.  If the share price on a given settlement date is below the floor price, the number of common shares sold to the forward counterparty will be less than the number that would need to be sold on a public exchange in order to generate the same proceeds, resulting in an economic gain to the Company.

In March 2007, the Company notified the forward counterparty of its election to settle the entire first Forward Sale Agreement which related to up to 7,774,800 common shares. In the course of that settlement, as the valuation price per common share for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries of common shares were required to be made by the Company or the forward counterparty.

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

In December 2007, the Company made a $3.9 million cash payment to the forward counterparty for the amendment of the Forward Sale Agreement, which was recorded as a reduction of its additional paid-in capital.

In connection with the Forward Sale Agreements described above, in May 2006 the Company entered into a Share Issuance Agreement with the forward counterparty. Under the terms of the Share Issuance Agreement, the Company issued 15,694,800 common shares during 2006 to the forward counterparty for payment equal to the par value of such common shares. As a result of the settlement of the first Forward Sale Agreement, in May 2007 the Company repurchased and retired 7,774,800 of these common shares for payment of the par value of such common shares.  As a result, the Company continues to have 7,920,000 common shares issued and outstanding under the Share Issuance Agreement at December 31, 2008.

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

NOTE 8.             Minority Interest

The Company acquired all the outstanding share capital of Blue Ocean in June 2008 pursuant to the Blue Ocean Transaction.  Prior to the Blue Ocean Transaction, the Company owned 42.2% of Blue Ocean’s outstanding common shares and, prior to Blue Ocean’s repurchase of all its outstanding preferred shares in January 2008, the Company owned 33.6% of Blue Ocean’s preferred shares.  During the periods in which the Company owned less than 100% of the share capital of Blue Ocean, the Company consolidated Blue Ocean into its financial statements in accordance with FIN 46 and the portion of Blue Ocean’s equity not owned by the Company was reported as minority interest.

The following tables present the composition of the minority interest in Blue Ocean’s common and preferred equity as of December 31, 2008 and 2007:

Table of Contents	December 31,
Minority interest - Blue Ocean common equity	2008	2007
Beginning balance	$68.1	$176.8
Offering expenses	—	(0.8)
Distributions and dividends	(38.1)	(135.2)
Change in retained earnings attributable to common shareholders	0.5	27.3
Blue Ocean Transaction	(30.5)	—
Ending balance	$—	$68.1

	December 31,
Minority interest - Blue Ocean preferred equity	2008	2007
Beginning balance	$20.6	$61.6
Offering expenses	—	0.8
Redemptions	(18.8)	(36.5)
Change in dividends payable	(1.8)	(5.3)
Ending balance	$—	$20.6

NOTE 9.    Common Shareholders’ Equity

The following table summarizes the Company’s common share activity during the years ending December 31, 2008, 2007  and 2006:

	Year Ended December 31,
(in shares)	2008	2007	2006
Common shares outstanding - beginning	99,290,078	111,775,682	89,178,490
Acquisitions of common shares:
Common shares purchased and retired	(5,921,644)	(4,719,344)	—
Common shares purchased and placed in treasury	(1,877,375)	—	—
Share Issuance Agreement	—	(7,774,800)	—
Issuances of common shares:
Private sales	—	—	6,896,552
Issuances in satisfaction of vested RSU obligations	335,645	—	—
Issuances in satisfaction of DSU obligations	—	8,540	5,840
Share Issuance Agreement	—	—	15,694,800
Common shares outstanding — ending	91,826,704	99,290,078	111,775,682

As of December 31, 2008, the Company had 91,826,704 common shares outstanding, consisting of 93,368,434 common shares issued less 1,541,730 common shares held in treasury.  As of December 31, 2007 and 2006, the Company’s common shares issued were equal to its common shares outstanding as it held no shares in its treasury at those times.

On February 26, 2008, the Company’s Board of Directors authorized the purchase of up to $200.0 million in common shares from time-to-time. Common shares may be purchased in the open market or through privately negotiated transactions.  As of December 31, 2008, the Company had remaining authorization of $110.6 million. There is no stated expiration date associated with this authorization.

2008 common share activity

The Company purchased 5,921,644 common shares at an average price of $16.38 per share from January 1, 2008 to May 21, 2008.  These common shares were promptly retired.

The Company purchased a further 1,877,375 common shares at an average price of $15.31 per share from May 22, 2008 to July 15, 2008.  These common shares were placed in the Company’s treasury and are expected to be re-issued to employees and directors in satisfaction of certain existing and future share-based obligations. See Note 10.

On December 31, 2008, the Company issued 335,645 common shares to employees in satisfaction of vested RSU obligations. The common shares were issued from the Company’s treasury resulting in a gain on issuance of $1.2 million which was recorded as additional paid-in capital.

2007 common share activity

On May 1, 2007, the Company purchased 939,039 common shares and 7,172,375.5 outstanding warrants from White Mountains Insurance Group, Ltd. for a total purchase price of $65.0 million.  The Company purchased a further 3,780,305 common shares at an average price of $16.86 per share from June 30, 2007 to December 31, 2007.  All common shares and warrants purchased during 2007 were promptly retired.

In May 2007, the Company retired 7,774,800 common shares under the Share Issuance Agreement. See Note 7.

During 2007 the Company issued 8,540 common shares resulting from the conversion of DSUs to common shares.

2006 common share activity

In May 2006, the Company entered into a Purchase Agreement with WLR Recovery Fund, II, L.P. and WLR Recovery Fund III, L.P. for a private sale of 6,896,552 common shares at a price of $14.50 per common share which closed in June 2006. The Company’s net proceeds, after deducting estimated offering expenses of $0.8 million, was approximately $99.5 million.  See Note 15.

During 2006 the Company issued 5,840 common shares resulting from the conversion of DSUs to common shares.

In May 2006, the Company issued 15,694,800 common shares under the Share Issuance Agreement. See Note 7.

Dividends and Distributions

The Company declared, on a quarterly basis, regular cash dividends per common share totaling $.30 in 2008, 2007 and 2006.  The Company also declared cash dividends on warrants, during the periods in which they were outstanding, on the same basis as that of common shares.

The total amount of dividends paid to holders of the Company’s common shares and warrants during the years ended December 31, 2008, 2007 and 2006, was $28.4 million, $29.9 million and $30.0 million, respectively.  As of December 31, 2008 and 2007, the Company had $6.9 million and $7.4 million in dividends that were declared, but not yet paid, to holders of common shares and warrants.

NOTE 10.  Share Based Compensation

LTIP

The Montpelier Re Holdings Ltd. Long-Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan. At the discretion of the Board’s Compensation and Nominating Committee (the “CN Committee”), incentive awards, the value of which is based on the Company’s common shares, may be made to plan participants. Currently, Montpelier’s share-based incentive awards under the LTIP consist of awards of performance shares and restricted share units (“RSUs”).

As of December 31, 2008, the Company had remaining authority to issue up to 4,257,736 common share awards under the LTIP.

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

For all outstanding performance share awards, the primary performance target for a 100% harvest ratio is the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period. Additionally, at the sole discretion of the CN Committee, the performance of certain members of senior management may be further measured by reference to the ratio of the actual return on equity to the return on risk-based capital and may result in an adjustment to the harvest of + / - 25%.

The following table summarizes the Company’s performance share activities during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	335,000	$4.9	561,000	$1.2	400,000	$—
Payments	—	—	—	—	—	—
New awards	—	—	180,000	—	164,000	—
Forfeitures & Cancellations	(10,000)	—	(406,000)	(0.1)	(3,000)	—
Expense recognized	—	(0.9)	—	3.8	—	1.2
End of period	325,000	$4.0	335,000	$4.9	561,000	$1.2

In April 2007, 400,000 performance shares shown as outstanding at January 1, 2007, which were issued for the 2005-2007 performance cycle, were cancelled without payment as there was no expected payout due to the adverse financial effects of the severe hurricanes that occurred during 2005.

The following table summarizes performance shares outstanding at target and the accrued performance share expense at December 31, 2008, for each outstanding performance cycle:

	Target Performance Shares Outstanding	Accrued expense
Performance cycle:
2006—2008	153,000	$2.6
2007—2009	172,000	1.4
Total at December 31, 2008	325,000	$4.0

If 100% of the outstanding performance shares had been vested on December 31, 2008, the total additional compensation cost to be recognized would have been $0.7 million based on current accrual factors (share price and payout assumptions).

RSUs

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over three, four or five year periods, subject to the recipient maintaining a continuous relationship with Montpelier (either as an employee,  a director or a consultant) through the applicable vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.

The Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008 (the “EES Act”), added Section 457A to the U.S. Internal Revenue Code. The Company believes that, effective for periods after December 31, 2008, Section 457A and guidance promulgated by the U.S. Internal Revenue Service thereunder may cause certain LTIP participants (those who are U.S. taxpayers) to be taxed on the fair value of RSUs upon vesting rather than upon subsequent receipt of the underlying common shares.

In order to alleviate this potential mismatch between taxation and receipt of the common shares, the Company’s CN Committee resolved, on December 3, 2008, to amend certain outstanding RSU awards to accelerate the distribution of the underlying common shares to coincide more closely with the vesting date. This amendment to the award agreements did not change the applicable vesting date, but allowed participants to receive their common shares during the same period in which they will be taxable.  Prior to the EES Act, RSUs were payable in common shares only at the end of the RSU term.

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

During 2008 the Company also began using a new form of RSU award, in addition to Fixed RSUs, as the principal component of its ongoing long-term incentive compensation for employees (“Variable RSUs”). Variable RSUs are contingent awards in which the actual number of RSUs to be awarded is dependent on Company performance during the initial year (the “Initial RSU Period”) of the four year award cycle. The actual number of Variable RSUs is not fixed and determinable until the completion of the Initial RSU Period and, during that period, the number of RSUs expected to be awarded for that cycle may fluctuate, perhaps significantly.  For the RSU award cycle from 2008 to 2011, the actual number of Variable RSUs projected to be awarded has been determined based on a 2008 target ROE of 11.2%, assuming a standardized investment return.  With respect to the 2008 to 2011 award cycle, at an achieved ROE of 11.2% the Company projects a grant of approximately 600,000 Variable RSUs to participants, at an ROE of 5.2% the Company would not expect to grant any Variable RSUs to participants and at an ROE of 21.2% the Company projects a grant of approximately 1,200,000 Variable RSUs to participants.  Based on an estimated ROE achieved for 2008 of 8.2%,the Company projects the number of its Variable RSUs to be granted for the 2008-2011 award cycle to be 316,036.

The following table summarizes Montpelier’s RSU activity for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,109,083	$7.3	456,000	$3.1	—	$—
Fixed RSUs Awarded	252,000	3.6	720,750	12.4	473,000	7.9
Variable RSUs projected to be awarded	316,036	5.1	—	—	—	—
Change in assumptions, including expected forfeitures	—	(0.3)	—	—	—	—
Payments	(379,835)	—	—	—	—	—
Actual forfeitures	(15,665)	—	(67,667)	—	(17,000)	—
Expense recognized	—	(8.3)	—	(8.2)	—	(4.8)
End of period	1,281,619	$7.4	1,109,083	$7.3	456,000	$3.1

In determining the initial grant date fair value of RSUs, a zero to five percent discount to the then market value of the shares is applied as sale restrictions may remain after RSUs are vested, depending on the date and term of the award.

The Company also assumes a 3% to 9% forfeiture rate.  Actual forfeitures are periodically compared to assumed forfeitures for reasonableness.

During 2008, the Company revised its expected RSU forfeiture assumptions and, in light of the changes made to certain outstanding RSU awards in 2008 resulting from the EES Act, eliminated or reduced its sale restriction discount. The net impact of these revisions was a $0.3 million reduction in RSU expense for 2008.

On December 31, 2008, the Company paid out 379,835 vested RSUs relating to the 2006 - 2008 award cycle and withheld, at the recipient’s election, 44,190 RSUs for the payment of income taxes.  As a result, the Company issued 335,645 net shares from its treasury on December 31, 2008 resulting in a $1.2 million gain on the issuance of treasury shares.  See Note 1 and Note 9.  The fair value of the 379,835 vested RSUs paid out during 2008 was $6.2 million.

As of December 31, 2008, 457,288 of the total outstanding RSUs were vested and are payable during the first quarter of 2009.

The following table summarizes RSUs outstanding and the unamortized grant date fair value of such RSUs at December 31, 2008, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Three year RSU awards granted in 2007	493,833	$1.2
Five year RSU awards granted in 2007	219,750	1.6
Four year RSU awards granted or projected to be granted in 2008	376,036	2.9
Five year RSU awards granted in 2008	192,000	1.7
Total at December 31, 2008	1,281,619	$7.4

The Company expects to incur future RSU expense of $4.3 million, $1.9 million, $0.9  million and $0.3  million associated with its outstanding RSUs at December 31, 2008, during 2009, 2010, 2011 and 2012, respectively.

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

In light of the EES Act, in November 2008 the Company’s CN Committee and the Company’s Board of Directors resolved to permit directors who participate in the Directors’ Share Plan to elect to receive payment prior to December 31, 2017.

As of December 31, 2008 and 2007, the Company’s liability for outstanding DSUs was $0.7 million and $0.4 million, respectively.

NOTE 11.      Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, including the U.S. The Company and its Bermuda-domiciled affiliates, including Montpelier Re and Blue Ocean, have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 2016.  At the present time, no such taxes are levied in Bermuda.

The Company’s U.S.-domiciled subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations.  The provision for federal income taxes has been determined under the principles of the consolidated tax provision of the U.S. Internal Revenue Code and Regulations. The Company also has subsidiaries domiciled in the U.K. and Switzerland which are subject to the respective income taxes in those jurisdictions.  To the best of the Company’s knowledge, there are no tax examinations pending in the U.S., U.K. and Switzerland.  The tax years open to examination by the U.S. Internal Revenue Service for our U.S. subsidiaries are from 2007, their year of inception, to present. The tax years open to examination by HM Revenue & Customs in the U.K. for MMSL, which is subject to de minimis income taxes, are from 2007 to the present, and the remainder of our subsidiaries in the U.K. and Switzerland are subject to examination from 2007, their year of inception, to present.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured.  The implementation of FIN 48 did not result in any unrecognized tax benefits or expenses for the years ended December 31, 2008, 2007 and 2006.  Management believes that all material tax provisions have a greater than 50% likelihood of being sustained on technical merits if challenged.

The total income tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Current tax provision:
Federal	$—	$—	$—
State	0.1	—	—
Non-U.S.	1.2	0.1	0.1
Total current tax provision	$1.3	$0.1	$0.1

Deferred tax benefit:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	(0.2)	—	—
Total deferred tax benefit	(0.2)	—	—
Income tax provision	$1.1	$0.1	$0.1

As of December 31, 2008 and 2007, Montpelier had current taxes payable of $1.1 million and zero, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of the Company’s deferred tax assets and liabilities follows:

	December 31,
	2008	2007
Deferred tax assets relating to:
Net unearned insurance and reinsurance premiums	$0.2	$—
U.S. net operating loss carryforwards	6.5	1.8
Non-U.S. net operating loss carryforwards	1.1	0.8
Share-based compensation	0.9	—
Other items	1.7	—
Total gross deferred income tax assets	$10.4	$2.6

Deferred income tax liabilities related to:
Deferred acquisition costs	0.1	—
Total gross deferred income tax liabilities	$0.1	$—
Net deferred tax asset	$10.3	$2.6
Less: deferred income tax valuation allowance	(10.1)	(2.6)
Net deferred tax asset	$0.2	$—

The Company carried a valuation allowance for 2008 and 2007 of $10.1 million and $2.6 million, respectively, due to the startup nature of the operations in the U.S. and the U.K., and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize the deferred assets. The net operating losses may be carried forward to offset future taxable income in the jurisdiction to which they relate. The U.S. losses will begin to expire in 2027, while the non-U.S. losses may be carried forward indefinitely.

A reconciliation of actual income taxes to the amount calculated using the expected tax rate of zero under Bermuda law is as follows:

	Year Ended December 31,
	2008	2007	2006
Income (loss) before income taxes, extraordinary item and minority interest	$(143.5)	$347.8	$342.3

Income taxes at expected income tax rate	$—	$—	$—

Foreign taxes at actual rates:
U.S.	$—	$—	$—
Non-U.S.	1.1	0.1	0.1

Total income tax provision	$1.1	$0.1	$0.1

Effective tax rate	(.77)%	.03%	.03%

The non-U.S. component of income (loss) before income taxes, extraordinary item and minority interest was $2.9 million, $(3.0) million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During each of the years ended December 31, 2008, 2007 and 2006, Montpelier paid total income taxes of $0.2 million.

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

The Company’s fixed-rate, long-term indebtedness consists of the Senior Notes and the Junior Notes. At December 31, 2008 and 2007, the fair value of the Senior Notes was $193.2 million and $238.4 million, respectively, which compared to a carrying value of $249.4 million and $249.3 million, respectively. At December 31, 2008 and 2007, the fair value of the Junior Notes was $61.9 million and $100.3 million, respectively, which compared to a carrying value of $103.1 million and $103.1 million, respectively.

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

The Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and service charges are collectively referred to “Corporate and Other.”

During 2008, the Company changed the composition of its operating segments. All prior periods presented have been re-segmented to conform with the current presentation. Prior to 2008, the Company’s segments consisted of its Rated Reinsurance and Insurance segment (which included the Company and its reinsurance and insurance operating subsidiaries Montpelier Re, Syndicate 5151 and MUSIC) and its Collateralized Property Catastrophe Retrocessional segment (which consisted solely of the operations of Blue Ocean).

The following table summarizes Montpelier’s identifiable assets by segment as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Montpelier Bermuda	$2,584.7	$3,168.9
Montpelier Syndicate 5151	96.3	21.4
MUSIC	68.8	72.9
Blue Ocean	1.2	240.4
Corporate and Other	46.6	21.6

Total assets	$2,797.6	$3,525.2

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2008 follows:

Year Ended December 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1
Reinsurance premiums ceded	(76.7)	(7.5)	—	—	5.3	(78.9)
Net premiums written	426.8	108.7	5.6	0.1	—	541.2
Change in unearned premiums	32.9	(45.1)	(3.5)	3.0	—	(12.7)
Net premiums earned	459.7	63.6	2.1	3.1	—	528.5

Loss and LAE	(245.9)	(47.4)	(1.8)	—	—	(295.1)
Acquisition costs	(72.8)	(10.4)	(0.5)	(0.2)	—	(83.9)
General and administrative expenses	(43.3)	(32.7)	(5.0)	(0.9)	(20.1)	(102.0)
Underwriting income (loss)	97.7	(26.9)	(5.2)	2.0	(20.1)	47.5
Net investment income	82.0	0.8	2.1	1.3	0.2	86.4
Other revenue	1.0	—	—	—	—	1.0
Net investment and foreign exchange gains (losses)	(249.8)	7.3	(1.6)	0.2	6.6	(237.3)
Net expense from derivative instruments	(14.3)	—	—	—	—	(14.3)
Interest and other financing expenses	(1.8)	(1.3)	—	(0.2)	(23.5)	(26.8)

Income (loss) before income taxes, extraordinary item and minority interest	$(85.2)	$(20.1)	$(4.7)	$3.3	$(36.8)	$(143.5)

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the year ended December 31, 2008 follows:

Year Ended December 31, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$36.3	$79.9	$116.2
Reinsurance premiums ceded	(1.1)	(6.4)	(7.5)
Net premiums written	35.2	73.5	108.7
Change in unearned premiums	(12.8)	(32.3)	(45.1)
Net premiums earned	22.4	41.2	63.6

Loss and LAE	(23.7)	(23.7)	(47.4)
Acquisition costs	(5.0)	(5.4)	(10.4)
General and administrative expenses	(16.8)	(15.9)	(32.7)
Underwriting loss	$(23.1)	$(3.8)	$(26.9)

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2007 follows:

Year Ended December 31, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$595.7	$15.3	$—	$42.8	$—	$653.8
Reinsurance premiums ceded	(104.7)	(0.1)	—	—	—	(104.8)
Net premiums written	491.0	15.2	—	42.8	—	549.0
Change in unearned premiums	0.3	(11.0)	—	18.9	—	8.2
Net premiums earned	491.3	4.2	—	61.7	—	557.2

Loss and LAE	(173.3)	(4.2)	—	—	—	(177.5)
Acquisition costs	(72.9)	(1.6)	—	(3.8)	—	(78.3)
General and administrative expenses	(53.6)	(10.8)	(1.2)	(13.9)	(6.4)	(85.9)
Underwriting income (loss)	191.5	(12.4)	(1.2)	44.0	(6.4)	215.5
Net investment income	114.2	0.2	0.1	17.2	0.8	132.5
Other revenue	2.0	—	—	—	—	2.0
Investment and foreign exchange gains	31.6	0.2	—	0.8	—	32.6
Net expense from derivative instruments	(0.3)	—	—	—	—	(0.3)
Interest and other financing expenses	(2.0)	(0.6)	—	(7.8)	(24.1)	(34.5)

Income (loss) before income taxes, extraordinary item and minority interest	$337.0	$(12.6)	$(1.1)	$54.2	$(29.7)	$347.8

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the year ended December 31, 2007 follows:

Year Ended December 31, 2007	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$8.0	$7.3	$15.3
Reinsurance premiums ceded	—	(0.1)	(0.1)
Net premiums written	8.0	7.2	15.2
Change in unearned premiums	(6.2)	(4.8)	(11.0)
Net premiums earned	1.8	2.4	4.2

Loss and LAE	(1.6)	(2.6)	(4.2)
Acquisition costs	(1.3)	(0.3)	(1.6)
General and administrative expenses	(5.8)	(5.0)	(10.8)
Underwriting loss	$(6.9)	$(5.5)	$(12.4)

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2006 follows:

Year Ended December 31, 2006	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$632.7	$—	$—	$94.8	$—	$727.5
Reinsurance premiums ceded	(148.9)	—	—	—	—	(148.9)
Net premiums written	483.8	—	—	94.8	—	578.6
Change in unearned premiums	26.3	—	—	(21.9)	—	4.4
Net premiums earned	510.1	—	—	72.9	—	583.0

Loss and LAE	(172.7)	—	—	—	—	(172.7)
Acquisition costs	(107.4)	—	—	(5.4)	—	(112.8)
General and administrative expenses	(55.4)	—	—	(16.1)	5.5	(66.0)
Underwriting income	174.6	—	—	51.4	5.5	231.5
Net investment income	108.7	—	—	16.6	0.5	125.8
Other revenue	8.0	—	—	—	0.3	8.3
Net investment and foreign exchange gains (losses)	16.2	—	—	(1.4)	—	14.8
Net expense from derivative instruments	(9.9)	—	—	—	—	(9.9)
Interest and other financing expenses	(3.0)	—	—	(0.6)	(24.6)	(28.2)

Income (loss) before income taxes, extraordinary item and minority interest	$294.6	$—	$—	$66.0	$(18.3)	$342.3

Gross Written Premiums By Line of Business and Geography

The following tables present our gross premiums written, by line of business, within each of our operating segments during the years ended December 31, 2008, 2007 and 2006:

Year Ended December 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe	$317.2	$30.6	$—	$0.1	$—	$347.9
Property Specialty	106.6	40.6	—	—	—	147.2
Other Specialty	74.4	45.0	—	—	—	119.4
Excess and Surplus Lines	—	—	5.6	—	—	5.6
Inter-segment reinsurance (1)	5.3	—	—	—	(5.3)	—
Total gross premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1

Year Ended December 31, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Total

Property Catastrophe	$348.2	$2.0	$—	$42.8	$393.0
Property Specialty	136.7	5.8	—	—	142.5
Other Specialty	110.8	7.5	—	—	118.3
Excess and Surplus Lines	—	—	—	—	—
Total gross premiums written	$595.7	$15.3	$—	$42.8	$653.8

Year Ended December 31, 2006	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Total

Property Catastrophe	$301.6	$—	$—	$94.8	$396.4
Property Specialty	206.8	—	—	—	206.8
Other Specialty	124.3	—	—	—	124.3
Excess and Surplus Lines	—	—	—	—	—
Total gross premiums written	$632.7	$—	$—	$94.8	$727.5

(1) Represents an inter-segment reinsurance cover among Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

We monitor our geographic exposures on a Company-wide basis, rather than by individual operating segment. The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured:

	Year Ended December 31,
	2008		2007		2006

U.S. and Canada	$314.2	50%	$338.5	52%	$399.1	54%
Worldwide (1)	121.2	19	133.5	20	176.1	24
Western Europe, excluding the U.K. and Ireland	59.7	10	51.6	8	25.6	4
Worldwide, excluding U.S. and Canada (2)	41.5	7	33.8	5	33.7	5
U.K. and Ireland	24.4	4	34.2	5	11.9	2
Japan	23.1	4	25.0	4	30.1	4
Other	36.0	6	37.2	6	51.0	7
Total gross premiums written	$620.1	100.0%	$653.8	100.0%	$727.5	100.0%

(1)     “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)     “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Net Earned Premiums By Line of Business and Geography

The following tables present our net earned premiums, by line of business, within each of our operating segments during the years ended December 31, 2008, 2007 and 2006:

Year Ended December 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Total

Property Catastrophe	$278.9	$22.4	$—	$3.1	$304.4
Property Specialty	105.0	20.5	—	—	125.5
Other Specialty	75.8	20.7	—	—	96.5
Excess and Surplus Lines	—	—	2.1	—	2.1
Total net earned premiums	$459.7	$63.6	$2.1	$3.1	$528.5

Year Ended December 31, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Total

Property Catastrophe	$262.0	$1.9	$—	$61.7	$325.6
Property Specialty	122.8	.6	—	—	123.4
Other Specialty	106.5	1.7	—	—	108.2
Excess and Surplus Lines	—	—	—	—	—
Total net earned premiums	$491.3	$4.2	$—	$61.7	$557.2

Year Ended December 31, 2006	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Total

Property Catastrophe	$165.6	$—	$—	$72.9	$238.5
Property Specialty	220.4	—	—	—	220.4
Other Specialty	124.1	—	—	—	124.1
Excess and Surplus Lines	—	—	—	—	—
Total net earned premiums	$510.1	$—	$—	$72.9	$583.0

We monitor our geographic exposures on a Company-wide basis, rather than by individual operating segment. The following table sets forth a breakdown of our net earned premiums by geographic area of risks insured:

	Year Ended December 31,
	2008		2007		2006
U.S. and Canada	$276.8	52%	$336.5	60%	$382.0	66%
Worldwide (1)	94.7	18	54.5	10	62.2	11
Western Europe, excluding the U.K. and Ireland	56.3	11	51.9	9	25.8	4
Worldwide, excluding U.S. and Canada (2)	38.6	7	37.5	7	36.9	6
U.K. and Ireland	29.0	5	26.5	5	18.2	5
Japan	23.4	4	25.7	5	29.5	3
Other	9.7	2	24.6	4	28.4	5
Total net earned premiums	$528.5	100.0%	$557.2	100.0%	$583.0	100.0%

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

Effective December 31, 2008, the Bermuda Monetary Authority (“BMA”) introduced a risk-based capital model, the Bermuda Statutory Capital Requirement (“BSCR”) as a tool to measure risk and to determine an enhanced capital requirement and target capital level (defined as 120% of the enhanced capital requirement) for Class 4 insurers. While the required statutory capital and surplus has increased under the BSCR, Montpelier Re has capital and surplus in excess of the target capital level.

Blue Ocean Re was formerly registered under the Act as a Class 3 insurer. Under the Act, Blue Ocean Re is required to annually prepare and file statutory financial statements and a statutory financial return. The Act also currently requires Blue Ocean Re to meet minimum capital and surplus requirements equal to the greater of $1.0 million, 20% of the first $6.0 million of net premiums written and 15% of the net premiums written in excess of $6.0 million or 15% of the reserve for loss and LAE. For all periods presented herein, Blue Ocean Re satisfied these requirements.

Montpelier Re and Blue Ocean Re are also required to maintain minimum liquidity ratios, which were met by Montpelier Re and Blue Ocean Re for all periods presented herein.

The Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re. Montpelier Re shall not pay dividends to the Company in any year which would exceed 25% of its prior year statutory capital and surplus or reduce its prior year statutory capital by 15% or more, without the prior notification to, and in certain cases the approval of, the BMA. In addition, Montpelier Re shall not declare or pay a dividend, or make a distribution out of contributed surplus, if the realisable value of its assets would be less than the aggregate of its liabilities, issued share capital and share premium accounts.

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

U.K. Regulation

Syndicate 5151 is currently managed by MUA but, through December 31, 2008, was managed by Spectrum. Syndicate 5151, Spectrum and MUA are subject to regulation by the U.K. Financial Services Authority (“FSA”) under the Financial Services and Markets Act 2000, and by the Council of Lloyd’s.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. The net capital requirement, as of December 31, 2008, was £100.0 million (approximately $145.9 million at December 31, 2008) which was fulfilled through a secured letter of credit facility of £110.0 million (approximately $160.5 million at December 31, 2008).

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”). Under the Trust Funds’ deeds, those monies may only be used for the payment of claims and valid expenses. Profits held within the Trust Funds, including investment income earned thereon, may be distributed to the corporate member annually, subject to meeting Lloyd’s requirements. Trust Fund monies not required to meet cash calls and/or loss payments may also be used towards a corporate member’s ongoing capital requirements. Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Trust Funds applicable to the closed underwriting year may be distributed to the corporate member. As of December 31, 2008, Syndicate 5151 held $37.0 million within the Trust Funds.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in 38 additional jurisdictions of the U.S. MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners Non-Admitted Insurance Model Act, which provisions have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

The regulation of surplus lines insurance differs significantly from the licensed or “admitted” market. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage, through specially licensed surplus lines brokers, for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. Particularly, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and certain state insurance regulations require that a risk must be declined by up to three admitted carriers before it may be placed in the surplus lines market. Initial eligibility requirements and annual requalification standards apply to insurance carriers writing on a surplus basis and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as MUSIC, which conducts business on a surplus lines basis in a particular state, are generally exempt from that state’s guaranty fund laws.

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

Swiss Regulation

MEAG is subject to registration and supervision by the Swiss Financial Market Supervisory Authority as an insurance intermediary.

NOTE 15. Related Party Transactions

On April 1, 2008, the Company entered into a Letter Agreement with Kernan V. Oberting, the Company’s former Chief Financial Officer, setting forth the terms of his departure as a full-time employee, effective May 1, 2008, in order to establish an investment advisory company, KVO Capital Management, LLC (“KVO”). Among other things, the Letter Agreement provided that Mr. Oberting will continue to vest in all in force awards previously granted to him under the Company’s Long-Term Incentive Plan prior to 2008 and he will be entitled to receive a pro-rated annual bonus with respect to 2008. The Letter Agreement also provided for the Company to enter into a Consulting Agreement with Mr. Oberting and KVO and an Investment Management Agreement with KVO (the “Consulting Agreement” and “IMA”, respectively).

Pursuant to the Consulting Agreement, KVO will provide capital management and consulting services to the Company and, pursuant to the IMA, KVO will provide the Company with discretionary investment management services, in each case for an initial term beginning May 1, 2008 and ending December 31, 2010, subject to automatic renewal for additional successive one-year periods.

Pursuant to the Consulting Agreement, the Company pays KVO a monthly consulting fee equal to 0.25 basis points of the Company’s asset base at the end of each month. In addition, if certain performance criteria are satisfied, the Company will pay KVO a one-time fee of $250,000 after the end of its term.

Pursuant to the IMA, the Company pays KVO a monthly management fee equal to 8.333 basis points of the net asset value of the Company’s investment account, which initially consisted of cash and securities in an aggregate amount equal to $100.0 million, and an annual incentive fee equal to 15% of the Net Profits (as defined in the Consulting Agreement) of the Company’s investment account. After December 31, 2010, the Company will pay KVO a monthly management fee that may be reduced based upon the percentage of KVO’s aggregate net assets under management that the Company’s investment account constitutes.

For 2008, the Company paid KVO an aggregate of $1.0 million for services provided under the Consulting Agreement and the IMA and, at December 31, 2008, owed KVO an additional $0.1 million for such services provided.

Wilbur L. Ross, Jr., a Director of the Company and a former director of Blue Ocean, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC collectively owned 7.5% of the Company’s common shares at December 31, 2008.

Pursuant to the Blue Ocean Transaction described in Note 1, the Company acquired all of the outstanding common shares of Blue Ocean in June 2008 for a total of $30.5 million. As part of the Blue Ocean Transaction, the Company purchased 248,756 Blue Ocean common shares (representing 9.8% of the total common shares outstanding at that date) from funds managed by WL Ross & Co. LLC for $5.1 million and Mr. Ross resigned as a director of Blue Ocean. The Blue Ocean Transaction received the unanimous approval of Blue Ocean’s minority shareholders, including Mr. Ross.

In anticipation of the Blue Ocean Transaction, Montpelier cancelled its underwriting agreement with Blue Ocean Re (the “Underwriting Agreement”). During the years ended December 31, 2008, 2007 and 2006, Blue Ocean Re incurred $0.4 million. $12.6 million and $14.9 million in total fees (consisting of underwriting and performance fees) related to the Underwriting Agreement.

The Company ceded reinsurance premiums of $7.5 million to Rockridge Reinsurance, Ltd. (“Rockridge”), an 11% owned, non-consolidated affiliate during the year ended December 31, 2006. The premiums ceded by the Company represented 100% of the gross premiums written by Rockridge in 2006. In December 2006, Rockridge ceased its operations and has since returned its capital to investors and its unearned premium to Montpelier.

NOTE 16. Commitments and Contingent Liabilities

Commitments

As of December 31, 2008, Montpelier had unfunded commitments to invest $30.0 million into three separate private investment funds.

Montpelier leases office space and computer equipment under noncancellable operating leases that expire on various dates. Montpelier also has various other operating lease obligations that are immaterial in the aggregate.

Future annual minimum commitments under existing noncancellable leases for office space are $4.7 million, $4.7 million, $4.6 million, $4.6 million and $12.0 million for 2009, 2010, 2011, 2012 and 2013 and thereafter.

Future annual minimum commitments under existing noncancellable leases for computer equipment are $2.2 million, $2.2 million, $1.7 million, $1.3 million and $0.5 million for 2009, 2010, 2011, 2012 and 2013 and thereafter.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (2.0% with respect to 2009). In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier estimates that its 2009 obligation to the Central Fund will be approximately $3.2 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2009) and an overseas business charge, levied as a percentage of gross international premiums (that is, premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw. Montpelier estimates that its 2009 obligation to Lloyd’s for such charges will be approximately $1.3 million.

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

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables (see Note 4).

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government- sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at December 31, 2008.

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

Certain of Montpelier’s derivative securities are subject to counterparty risk. Montpelier routinely monitors this risk

Montpelier underwrites the majority of its business through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to payments of balances owed to the Company.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and fair presentation of the financial statements included in this report. The financial statements have been prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008. Management has reviewed the results of its assessment with the Audit Committee.

PricewaterhouseCoopers, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as stated in their report which appears on page F-43.

February 27, 2009

/s/ Christopher L. Harris	/s/ Michael S. Paquette
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer & Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, with effect from January 1, 2007, the Company prospectively reclassified as trading, marketable securities previously designated as available-for-sale and changed the manner in which movements in unrealized gains and losses on these securities gets recognized.

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

/s/ PRICEWATERHOUSECOOPERS

Hamilton, Bermuda

February 27, 2009

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2008 and 2007 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2008 Three Months Ended				2007 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net premiums earned	$134.8	$134.2	$119.2	$140.3	$147.0	$138.4	$129.1	$142.7
Net investment income	18.6	21.4	21.9	24.5	33.1	31.9	34.4	33.1
Net investment gains (losses)	(108.6)	(80.1)	(16.5)	(39.7)	2.4	14.0	(5.2)	15.3
Net foreign exchange gains (losses)	10.3	(7.7)	(3.9)	8.9	0.5	6.9	1.4	(2.7)
Net income (expense) from derivatives	(9.9)	(3.0)	(2.3)	0.9	(0.8)	3.3	(1.8)	(1.0)
Other revenue	0.2	0.2	0.2	0.4	0.3	0.5	0.6	0.6
Total revenues	45.4	65.0	118.6	135.3	182.5	195.0	158.5	188.0

Underwriting expenses	85.5	200.8	68.8	125.9	77.7	80.1	90.4	93.5
Non-underwriting expenses	6.6	6.4	6.6	7.2	9.2	8.6	8.2	8.5
Total expenses	92.1	207.2	75.4	133.1	86.9	88.7	98.6	102.0

Income (loss) before income taxes, extraordinary items and minority interest	(46.7)	(142.2)	43.2	2.2	95.6	106.3	59.9	86.0
Income tax provision	(1.0)	—	(0.1)	—	—	(0.1)	—	—
Minority interest expense - Blue Ocean	—	—	—	(1.9)	(5.1)	(4.9)	(9.2)	(12.7)
Net income (loss) before extraordinary item	$(47.7)	$142.2	$43.1	$0.3	$90.5	$101.3	$50.7	$73.3

Net income (loss) before extraordinary item per share:
Basic	$(.57)	$(1.69)	$.50	$—	$.96	$1.06	$.53	$.75
Diluted	(.57)	(1.69)	.50	—	.96	1.06	.53	.75

Fully converted book value per share	$15.94	$16.61	$18.24	$17.76	$17.88	$17.03	$16.04	$16.08
Fully converted tangible book value per share	$15.88	$16.56	$18.19	$17.71	$17.82	$17.03	$16.04	$16.08

SCHEDULE I

MONTPELIER RE HOLDINGS LTD.

SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2008

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
Bonds:
U.S. Government and government agencies and authorities (1)	$648.2	$655.6	$655.6
Corporate bonds and asset-backed securities	970.4	915.2	915.2
Foreign governments	90.1	92.2	92.2
Public utilities	8.5	8.5	8.5
Convertibles and bonds with warrants attached	38.6	35.1	35.1
Total fixed maturities	1,755.8	1,706.6	1,706.6

Equity securities:
Public utilities	19.2	16.2	16.2
Banks, trust and insurance companies	28.5	23.4	23.4
Industrial, miscellaneous and other	262.3	202.7	202.7
Total equity securities	310.0	242.3	242.3

Other investments	159.9	148.3	148.3
Total investments	$2,225.7	$2,097.2	$2,097.2

(1) Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions	2008	2007
Assets:
Cash and cash equivalents	$20.0	$7.2
Other investments	3.1	3.1
Intercompany receivables	13.9	17.5
Other assets	3.4	3.9
Investments in subsidiaries and affiliates, on the equity method of accounting	1,701.7	2,021.9
Total assets	$1,742.1	$2,053.6

Liabilities:
Debt	$352.5	$352.4
Intercompany payables	14.4	29.8
Accounts payable and other liabilities	17.6	18.3
Total liabilities	384.5	400.5
Common shareholders’ equity	1,357.6	1,653.1
Total liabilities and common shareholders’ equity	$1,742.1	$2,053.6

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2008	2007	2006
Revenues	$0.5	$3.1	$4.1
Expenses	51.9	32.6	31.0
Net loss	(51.4)	(29.5)	(26.9)
Excess of fair value of acquired net assets over cost - Blue Ocean	1.0	—	—
Equity in earnings (losses) of subsidiaries and affiliates	(95.1)	345.3	329.8
Consolidated net income (loss)	(145.5)	315.8	302.9
Other comprehensive income(loss) items, after-tax	(5.4)	(1.8)	58.6
Consolidated comprehensive income (loss)	$(150.9)	$314.0	$361.5

SCHEDULE II
(continued)

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2008	2007	2006
Cash flows from operations:
Net income (loss)	$(145.5)	$315.8	$302.9
Charges (credits) to reconcile net income(loss) to net cash from operations:
Excess of fair value of acquired net assets over cost - Blue Ocean	(1.0)	—	—
Undistributed current loss (earnings) from subsidiaries and affiliates	137.3	(257.5)	(329.8)
Expense recognized for RSUs and DSUs	8.3	8.2	5.1
Net amortization and depreciation of assets and liabilities	0.7	0.1	0.1
Net change in other assets and other liabilities	(5.0)	(114.2)	105.9
Net cash (used for) provided from operations	(5.2)	(47.6)	84.2

Cash flows from investing activities:
Contributions of capital to subsidiaries	(27.5)	(85.4)	(288.3)
Returns of capital from subsidiaries and affiliates	236.5	294.1	34.2
Purchase of Blue Ocean minority interest	(30.5)	—	—
Net acquisitions of capitalized assets	(2.3)	—	—
Net cash provided from (used for) investing activities	176.2	208.7	(254.1)

Cash flows from financing activities:
Proceeds from issuances of common shares	—	—	100.3
Direct equity offering expenses	—	—	(0.8)
Repurchases of common shares and warrants	(129.8)	(124.7)	—
Issuance of debt	—	—	100.0
Amendment of Forward Sale Agreement	—	(3.9)	—
Dividends paid on common shares and warrants	(28.4)	(29.9)	(30.0)
Net cash (used for) provided from financing activities	(158.2)	(158.5)	169.5

Net increase (decrease) in cash and cash equivalents during the year	12.8	2.6	(0.4)
Cash and cash equivalents - beginning of year	7.2	4.6	5.0
Cash and cash equivalents - end of year	$20.0	$7.2	$4.6

SCHEDULE III

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column F
	Deferred policy acquisition costs (1)	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums (1)	Other policy claims and benefits payable	Net premiums earned	Net investment income (2)	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses (3)	Net premiums written

December 31, 2008:
Montpelier Bermuda	$19.5	$750.0	$140.7	$—	$459.7	$82.0	$245.9	$72.8	$43.3	$426.8
Montpelier Syndicate 5151	8.4	48.8	42.2	—	63.6	0.8	47.4	10.4	32.7	108.7
MUSIC	0.7	10.1	3.5	—	2.1	2.1	1.8	0.5	5.0	5.6
Blue Ocean	—	—	—	—	3.1	1.3	—	0.2	0.9	0.1

December 31, 2007:
Montpelier Bermuda	$26.6	$839.8	$173.6	$—	$491.3	$114.2	$173.3	$72.9	$53.6	$491.0
Montpelier Syndicate 5151	0.9	4.2	10.8	—	4.2	0.2	4.2	1.6	10.8	15.2
MUSIC	—	16.7	—	—	—	0.1	—	—	1.2	—
Blue Ocean	0.2	—	3.0	—	61.7	17.2	—	3.8	13.9	42.8

December 31, 2006:
Montpelier Bermuda					$510.1	$108.7	$172.7	$107.4	$55.4	$483.8
Montpelier Syndicate 5151					—	—	—	—	—	—
MUSIC					—	—	—	—	—	—
Blue Ocean					72.9	16.6	—	5.4	16.1	94.8

(1)          Excludes inter-segment eliminations relating to deferred policy acquisition costs of $0.2 million and unearned premiums of $1.2 million for the year ended December 31, 2008.

(2)          Excludes $0.2 million, $0.8 million and $0.5 million of net investment income earned within our Corporate and Other operations for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)          Excludes $20.1 million, $6.4 million and $(5.5) million of other underwriting expenses incurred within our Corporate and Other operations for the years ended December 31, 2008, 2007 and 2006, respectively.

SCHEDULE IV

MONTPELIER RE HOLDINGS LTD.

REINSURANCE
($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Net premiums written by segment	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

December 31, 2008:
Montpelier Bermuda	$19.6	$(76.6)	$478.5	$421.5	114%
Montpelier Syndicate 5151	26.5	(2.3)	89.8	114.0	78%
MUSIC	5.6	—	—	5.6	—%
Blue Ocean	—	—	0.1	0.1	100%

December 31, 2007:
Montpelier Bermuda	$34.4	$(104.6)	$561.3	$491.1	114%
Montpelier Syndicate 5151	7.9	(0.2)	7.4	15.1	49%
MUSIC	—	—	—	—	—%
Blue Ocean	—	—	42.8	42.8	100%

December 31, 2006:
Montpelier Bermuda	$63.4	$(148.9)	$569.3	$483.8	118%
Montpelier Syndicate 5151	—	—	—	—	—%
MUSIC	—	—	—	—	—%
Blue Ocean	—	—	94.8	94.8	100%

SCHEDULE VI

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(Millions)

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
								Claims and claims
			Reserves for					adjustment expenses
		Deferred	unpaid claims	Discount, if				incurred related to		Amortization	Paid claims
		policy	and claims	any,		Net	Net	(1)	(2)	of policy	and claims	Net
		acquisition	adjustment	deducted in	Unearned	premiums	investment	current	prior	acquisition	adjustment	premiums
		costs (1)	expenses	Column C	premiums (1)	earned	income (2)	year	year	costs	expenses	written
Montpelier Bermuda:
	2008	$19.5	$750.0	$—	$140.7	$459.7	$82.0	$350.7	$(104.8)	$72.8	$314.0	$426.8
	2007	26.6	839.8	—	173.6	491.3	114.2	209.7	(36.4)	72.9	361.2	491.0
	2006					510.1	108.7	196.5	(23.8)	107.4	757.0	483.8

Montpelier Syndicate 5151:
	2008	$8.4	$48.8	$—	$42.2	$63.6	$0.8	$46.7	$0.7	$10.4	$3.4	$108.7
	2007	0.9	4.2	—	10.8	4.2	0.2	4.2	—	1.6	—	15.2
	2006					—	—	—	—	—	—	—

MUSIC:
	2008	$0.7	$10.1	$—	$3.5	$2.1	$2.1	$1.8	$—	$0.5	$0.5	$5.6
	2007	—	16.7	—	—	—	0.1	—	—	—	—	—
	2006					—	—	—	—	—	—	—

Blue Ocean:
	2008	$—	$—	$—	$—	$3.1	$1.3	$—	$—	$0.2	$—	$0.1
	2007	0.2	—	—	3.0	61.7	17.2	—	—	3.8	—	42.8
	2006					72.9	16.6	—	—	5.4	—	94.8

(1)          Excludes inter-segment eliminations relating to deferred policy acquisition costs of $0.2 million and unearned premiums of $1.2 million for the year ended December 31, 2008.

(2)          Excludes $0.2 million, $0.8 million and $0.5 million of net investment income earned within our Corporate and Other operations for the years ended December 31, 2008, 2007 and 2006, respectively.