Form 10-Q
period 2009-03-31
MONTPELIER RE HOLDINGS LTD
filed 2009-05-06
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2009, the registrant had 86,329,283 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2009	2008
Assets
Fixed maturity investments, at fair value (amortized cost: $1,868.0 and $1,755.8)	$1,828.5	$1,706.6
Equity securities, at fair value (cost: $271.6 and $310.0)	202.5	242.3
Other investments (cost: $146.7 and $159.9)	135.9	148.3
Total investments	2,166.9	2,097.2
Cash and cash equivalents	278.5	260.9
Restricted cash	5.8	7.1
Reinsurance recoverable on unpaid losses	105.9	122.9
Reinsurance recoverable on paid losses	41.5	36.4
Premiums receivable	236.0	168.5
Unearned premium ceded	19.4	20.8
Deferred acquisition costs	39.2	28.4
Accrued investment income	14.0	14.0
Unsettled sales of investments	5.7	1.4
Other assets	45.9	40.0
Total Assets	$2,958.8	$2,797.6
Liabilities
Loss and loss adjustment expense reserves	$778.5	$808.9
Debt	331.6	352.5
Unearned premium	286.6	185.2
Insurance and reinsurance balances payable	56.0	43.8
Unsettled purchases of investments	24.4	3.1
Accounts payable, accrued expenses and other liabilities	44.4	46.5
Total Liabilities	1,521.5	1,440.0

Commitments and contingent liabilities (see Note 11)

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share: authorized 1,200,000,000 shares; issued 87,448,434 and 93,368,434 shares	0.1	0.2
Additional paid-in capital	1,627.8	1,599.0
Treasury shares at cost: 1,119,151 and 1,541,730 shares	(17.5)	(23.8)
Retained deficit	(168.7)	(214.6)
Accumulated other comprehensive loss	(4.4)	(3.2)
Total Common Shareholders’ Equity	1,437.3	1,357.6
Total Liabilities and Common Shareholders’ Equity	$2,958.8	$2,797.6

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
(In millions of U.S. dollars, except per share amounts)	2009	2008
Revenues
Gross premiums written	$250.6	$256.8
Reinsurance premiums ceded	(12.8)	(34.7)
Net premiums written	237.8	222.1
Change in net unearned premiums	(104.4)	(81.8)
Net premiums earned	133.4	140.3
Net investment income	19.0	24.5
Net realized and unrealized investment losses	(2.9)	(39.7)
Net foreign exchange gains (losses)	(3.9)	8.9
Net income from derivative instruments	4.9	0.9
Gain on early extinguishment of debt	5.9	—
Other revenue	0.2	0.4
Total revenues	156.6	135.3

Expenses
Underwriting expenses:
Loss and loss adjustment expenses	46.2	76.4
Acquisition costs	23.9	21.7
General and administrative expenses	28.7	27.8
Non-underwriting expenses:
Interest and other financing expenses	6.5	7.2
Total expenses	105.3	133.1

Earnings before income taxes	51.3	2.2
Income tax benefit	1.0	—

Net income	52.3	2.2
Less: Net income attributable to noncontrolling interest in Blue Ocean	—	(1.9)

Net income attributable to the Company	52.3	0.3
Change in foreign currency translation	(1.0)	—
Change in fair value of Symetra (see Note 4)	(0.2)	(2.1)
Comprehensive income (loss)	$51.1	$(1.8)

Basic earnings per share	$0.61	$—
Diluted earnings per share	0.61	—

Dividends declared per common share	0.075	0.075

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 and 2008

Unaudited

	Total
	common		Additional			Accum. other	Noncontrolling
	shareholders’	Common	paid-in	Treasury	Retained	comprehensive	interest in
(In millions of U.S. dollars)	equity	shares	capital	shares	deficit	loss	Blue Ocean

Balances at January 1, 2009	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)	$—

Net income	52.3	—	—	—	52.3	—	—
Other comprehensive loss	(1.2)	—	—	—	—	(1.2)	—
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	(0.1)	32.1	—	—	—	—
Issuances of Common Shares from treasury	0.4	—	(5.9)	6.3	—	—	—
Expense recognized for RSUs	2.7	—	2.7	—	—	—	—
RSUs withheld for income taxes	(0.1)	—	(0.1)	—	—	—	—
Dividends declared on common shares	(6.4)	—	—	—	(6.4)	—	—

Balances at March 31, 2009	$1,437.3	$0.1	$1,627.8	$(17.5)	$(168.7)	$(4.4)	$—

	Total
	common		Additional			Accum. other	Noncontrolling
	shareholders’	Common	paid-in	Treasury	Retained	comprehensive	interest in
	equity	shares	capital	shares	deficit	income	Blue Ocean

Balances at January 1, 2008	$1,741.8	$0.2	$1,694.3	$—	$(43.6)	$2.2	$88.7

Net income	2.2	—	—	—	0.3	—	1.9
Other comprehensive loss	(2.1)	—	—	—	—	(2.1)	—
Repurchases of common shares	(78.2)	—	(78.2)	—	—	—	—
Expense recognized for RSUs	2.9	—	2.9	—	—	—	—
Dividends declared on common shares	(6.5)	—	—	—	(6.5)	—	—

Balances at March 31, 2008	$1,660.1	$0.2	$1,619.0	$—	$(49.8)	$0.1	$90.6

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
(In millions of U.S. dollars)	2009	2008
Cash flows from operations:
Net income	$52.3	$2.2
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment losses	2.9	39.7
Net amortization (accretion) and depreciation of assets and liabilities	3.0	(1.9)
Gain on early retirement of debt	(5.9)	—
Expense recognized for RSUs	2.7	2.9
Net change in:
Loss and loss adjustment expense reserves	(29.5)	(14.0)
Reinsurance recoverable on paid and unpaid losses	10.6	—
Unearned premium	102.3	97.3
Reinsurance balances payable	12.2	12.5
Unearned premium ceded	1.4	(15.5)
Deferred acquisition costs	(10.8)	(10.9)
Premiums receivable	(68.3)	(94.8)
Accounts payable, accrued expenses and other liabilities	(15.5)	(9.6)
Other	(6.7)	2.0
Net cash provided from operations	50.7	9.9
Cash flows from investing activities:
Purchases of fixed maturity investments	(662.3)	(174.9)
Purchases of equity securities	(100.6)	(40.7)
Purchases of other investments	(25.2)	(38.1)
Sales, maturities, calls and paydowns of fixed maturity investments	568.1	806.0
Sales of equity securities	127.6	22.7
Sales of other investments	33.7	—
Change in securities lending collateral	—	121.4
Net change in restricted cash	1.3	(15.2)
Net acquisitions of capitalized assets	(1.4)	(5.3)
Net cash (used for) provided from investing activities	(58.8)	675.9
Cash flows from financing activities:
Repayment of debt	—	(75.0)
Settlement of Forward Sale Agreements	32.0	—
Repurchases of the Company’s common shares	—	(77.2)
Dividends paid on the Company’s common shares and warrants	(6.8)	(7.4)
Distributions paid to Blue Ocean’s noncontrolling common shareholders	—	(6.9)
Dividends to and repurchases from Blue Ocean’s noncontrolling preferred shareholders	—	(21.1)
Change in securities lending payable	—	(122.4)
Net cash provided from (used for) financing activities	25.2	(310.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.9
Net increase in cash and cash equivalents during the period	17.6	376.7
Cash and cash equivalents - beginning of period	260.9	453.2
Cash and cash equivalents - end of period	$278.5	$829.9

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

Notes To Consolidated Financial Statements

(In millions of U.S. dollars, except share and per

share amounts or as otherwise indicated)

Unaudited

1.  Significant Accounting Policies

Basis of Presentation and Consolidation

These interim unaudited consolidated financial statements include the accounts of Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) and its subsidiaries and affiliates (collectively, “Montpelier”) and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (the “U.S.”).  The Company was incorporated as an exempted Bermuda limited liability company on November 14, 2001. The Company, through its subsidiaries in Bermuda, the U.S., the United Kingdom (the “U.K.”) and Switzerland, provides customized and innovative reinsurance and insurance solutions to the global market.

The Company currently operates through four operating segments consisting of Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean.  Each operating segment is a separate underwriting platform through which the Company writes reinsurance and insurance business.

Detailed financial information about each of the Company’s operating segments is presented in Note 9.  The activities of the Company and certain of its intermediate holding and service companies, collectively referred to as “Corporate and Other,” are also presented in Note 9.  The nature and composition of each of the Company’s operating segments and its Corporate and Other activities are as follows:

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

MUA, the Company’s wholly-owned Lloyd’s Managing Agent based in London, manages Syndicate 5151. Through December 31, 2008, Syndicate 5151 was managed by Spectrum Syndicate Management Limited (“Spectrum”), a third-party Lloyd’s Managing Agent, also based in London.

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

Blue Ocean, the Company’s wholly-owned Bermuda company based in Pembroke, Bermuda, is a holding company that owned Blue Ocean Re.  Blue Ocean Re had, in the past, provided property catastrophe retrocessional reinsurance and was formerly registered as a Bermuda Class 3 insurer. Blue Ocean Re was deregistered as a Bermuda insurer in 2008 and was amalgamated into Blue Ocean.

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

The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, written and earned premiums, ceded reinsurance and share based compensation.

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUA, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations.

Currency	Opening Rate January 1, 2008	Closing Rate March 31, 2008	Opening Rate January 1, 2009	Closing Rate March 31, 2009
British Pound (GBP)	1.9843	1.9837	1.4592	1.4323
Swiss Franc (CHF)	0.8827	0.9931	0.9357	0.8777

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s annual net realized and unrealized gains. Montpelier’s realized and unrealized investment gains are presented net of any associated performance fees accrued.

Other investments are carried at either fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $4.4 million and $4.5 million at March 31, 2009 and December 31, 2008, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $5.8 million at March 31, 2009 consisted of $5.6 million of collateral supporting open short sale investment positions and $0.2 million of overseas deposit accounts held at Lloyd’s.  Restricted cash of $7.1 million at December 31, 2008 consisted of $6.8 million of collateral supporting open short sale investment positions and $0.3 million of overseas deposit accounts held at Lloyd’s.

Montpelier’s letter of credit facilities are secured by investments and cash. See Note 5.

Net investment income is stated net of investment management, custody and certain other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

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

The Company’s treasury shares are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of March 31, 2009, the Company had a $2.4 million inception to date gain from issuances of its treasury shares which has been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At March 31, 2009 and December 31, 2008, funds withheld balances of $9.2 million and $2.4 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

In the first quarter of 2009, the Company adopted Financial Accounting Standard (“FAS”) No. 160, entitled “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  As a result of this adoption, income attributable to noncontrolling interests (formerly referred to as “minority interest”) is now included in net income, with net income attributable to the Company presented as a separate line item. Prior to the adoption of FAS 160, minority interest represented an expense that served to reduce net income.  For the three months ended March 31, 2009, the Company had no net income attributable to noncontrolling interests. For the three months ended March 31, 2008, the Company had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million.  FAS 160 also requires noncontrolling interests to be presented as a component of shareholders’ equity on the balance sheet, shown separately from the equity attributable to the Company’s shareholders.  Prior to the adoption of FAS 160, minority interest was presented separately from the Company’s liabilities and shareholders’ equity. The Company did not have any equity in noncontrolling interests at March 31, 2009 or December 31, 2008.

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued FAS No. 161, entitled “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  The statement is effective for fiscal years beginning after November 15, 2008. FAS 161 amends and enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (i) how and why the entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The adoption of FAS 161 had no impact on the Company’s operations or financial condition and did not significantly impact the Company’s disclosures regarding its derivative instruments.

On June 16, 2008, the FASB issued Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FAS 128, entitled “Earnings per Share.”  The requirements of FSP EITF 03-6-1 did not impact the Company’s determination of earnings per share.

On October 10, 2008, the FASB issued Staff Position FAS 157-3 (“FSP FAS 157-3”), entitled “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  FSP FAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before March 31, 2009.  FSP FAS 157-3 clarifies the application of FASB Statement No. 157, entitled “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The requirements of FSP FAS 157-3 did not materially impact the Company’s operations or financial condition.

On April 9, 2009, the FASB issued Staff Position FAS 157-4 (“FSP FAS 157-4”), entitled “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP 157-4 outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active.  These factors include few recent transactions, price quotations that are not based on current information or which vary substantially over time or among market makers, a significant increase in implied liquidity risk premiums, yields or performance indicators, a wide bid-ask spread, a significant decline or absence of a market for new issuances or limited information released publicly. In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, FSP 157-4 requires analysis of the transactions or quoted prices and, where appropriate, adjustment to estimate fair value in accordance with FAS 157. In addition, FSP 157-4 would expand interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The Company plans to adopt FSP 157-4 during the interim period ending June 30, 2009. Adoption of FSP 157-4 is not expected to have a material effect on the Company’s operations or financial condition.

On April 9, 2009, the FASB issued Staff Position FAS 107-1 (“FSP FAS 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), entitled “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted. The Company plans to adopt FSP FAS 107-1 and APB 28-1 during the interim period ending June 30, 2009.

2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and loss adjustment expense (“LAE”) reserve activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Gross unpaid loss and LAE reserves - beginning	$808.9	$860.7
Reinsurance recoverable on unpaid losses - beginning	(122.9)	(152.5)
Net unpaid loss and LAE reserves - beginning	686.0	708.2

Losses and LAE incurred:
Current year losses	60.9	97.4
Prior year losses	(14.7)	(21.0)
Total losses and LAE incurred	46.2	76.4

Net impact of foreign currency movements	(0.6)	—

Losses and LAE paid:
Current year losses	(2.0)	(0.9)
Prior year losses	(57.0)	(76.3)
Total losses and LAE paid	(59.0)	(77.2)

Net unpaid loss and LAE reserves - ending	672.6	707.4
Reinsurance recoverable on unpaid losses - ending	105.9	139.3
Gross unpaid loss and LAE reserves - ending	$778.5	$846.7

Loss and LAE development — three months ended March 31, 2009

During the three months ended March 31, 2009, Montpelier experienced $14.7 million in net favorable development on net loss and LAE reserves relating to prior year losses within the following lines of business:

•                          Net estimated ultimate Property Catastrophe losses for prior years decreased by $5.5 million due to reductions in the estimated losses associated with 2005 hurricanes and with certain 2007 events, including European windstorm Kyrill and U.K. floods.

•                          Net estimated ultimate Property Specialty losses for prior years decreased by $2.2  million due to lower-than-expected claims emergence on certain 2008 risks.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $6.6 million due primarily to loss adjustments in our aviation, marine and casualty classes of business.

•                          Net estimated ultimate Property and Specialty Individual Risk losses for prior years decreased by $0.4  million. Incorporated in this amount is $2.8 million of favorable development in the Montpelier Syndicate 5151 segment, mostly offset by adverse development on a loss incurred in the Montpelier Bermuda segment.

Loss and LAE development — three months ended March 31, 2008

During the three months ended March 31, 2008, Montpelier experienced $21.0 million in net favorable development on net loss and LAE reserves relating to prior year losses within the following lines of business:

•                          Net estimated ultimate Property Catastrophe losses for prior years decreased by $18.4 million due to decreases in estimated losses related to 2004 and 2005 hurricanes coupled with reductions in estimated losses related to 2007 U.K. floods, California wildfires and European windstorm Kyrill.

•                          Net estimated ultimate Property Specialty losses for prior years increased by $10.4 million as a result of increases in the reserves associated with several non-catastrophe losses.

•                          Net estimated ultimate Other Specialty losses for prior years decreased by $6.3 million, which related to many classes of business within Other Specialty lines.

•                          Net estimated ultimate Property and Specialty Individual Risk losses for prior years decreased by $6.7 million, most of which related to bulk incurred but not reported reserves (“IBNR”) on the 2007 underwriting year, which emerged more favorably than expected.

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

Earned reinsurance premiums ceded were $14.4 million and $19.2 million, and the increase (decrease) in estimated ultimate reinsurance recoveries included in loss and LAE were $(9.5) million and $13.5 million, in each case for the three months ended March 31, 2009 and 2008, respectively.  In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

As of March 31, 2009, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $8.8 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at March 31, 2009, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $8.8 million. In addition, the Company has received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on paid losses at March 31, 2009, are as follows:

Rating	Amount	% of Total
A++	$33.5	81%
A+	1.7	4
A	0.7	2
A-	5.6	13
Total reinsurance recoverable on paid losses	$41.5	100%

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on unpaid losses at March 31, 2009, are as follows:

Rating	Amount	% of Total
A++	$23.8	23%
A+	17.2	16
A	37.4	35
A-	6.7	6
Unrated (fully collateralized)	12.0	11
Recoverable under MUSIC guarantee	8.8	9
Total reinsurance recoverable on unpaid losses	$105.9	100%

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

4.  Investments

Fixed maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	March 31, 2009		December 31, 2008
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Mortgage-backed and asset-backed securities	$711.9	$688.4	$631.3	$599.2
Corporate debt securities	577.0	557.4	483.5	460.4
U.S. government securities	364.6	366.2	362.5	364.2
U.S. government-sponsored enterprise securities	175.9	176.6	188.4	190.6
Other fixed maturity securities	38.6	39.9	90.1	92.2
Total fixed maturity investments	$1,868.0	$1,828.5	$1,755.8	$1,706.6

Equity securities	$271.6	$202.5	$310.0	$242.3

As of March 31, 2009, 87% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 11% were rated “BBB” (Good) or below by Standard & Poor’s and 2% were unrated and primarily represented participation in bank loans.

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities at March 31, 2009 and December 31, 2008 of $4.7 million and $5.9 million, respectively.  These short positions had associated net unrealized gains of $0.9 million at March 31, 2009 and December 31, 2008.

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair value or their underlying net asset value, depending on Montpelier’s ownership share. For those funds carried at fair value, the underlying net asset value is used as a best estimate of fair value. Montpelier’s CAT Bonds, private placements and derivative instruments are carried at fair value. The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	March 31, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and other	$42.4	$37.7	$50.1	46.3

Other investments carried at fair value:
CAT Bonds	$59.1	$57.0	$66.3	60.9
Limited partnership interests	24.0	16.4	23.2	17.1
Private placement (Symetra)	20.0	23.0	20.0	23.2
Derivative instruments	1.2	1.8	0.3	0.8
Total other investments carried at fair value	$104.3	$98.2	$109.8	102.0

Total other investments	$146.7	$135.9	$159.9	148.3

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

Montpelier also entered into various investment option and futures contracts.  See Note 6.

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

•            Level 3 inputs – unobservable inputs.

In accordance with FAS 157, the valuation techniques used by the Company and its pricing services maximize the use of observable inputs; unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Values for U.S. Treasury and publicly traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for other fixed maturity investments, including mortgage-backed and asset-backed securities, corporate debt securities and U.S. government-sponsored enterprise securities, generally incorporate significant Level 2 inputs, and, in some cases, Level 3 inputs, using the market approach and income approach valuation techniques, as specified within FAS 157.  There have been no changes in the Company’s use of valuation techniques since its adoption of FAS 157.

The following table presents Montpelier’s investment portfolio, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$250.6	$1,484.2	$93.7	$1,828.5
Equity securities	188.7	4.0	9.8	202.5
Other investments	—	66.9	31.3	98.2
Total investments	$439.3	$1,555.1	$134.8	$2,129.2

	December 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments	$218.4	$1,329.3	$158.9	$1,706.6
Equity securities	236.6	4.3	1.4	242.3
Other investments	—	71.0	31.0	102.0
Total investments	$455.0	$1,404.6	$191.3	$2,050.9

Investments classified as Level 3 at such dates primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, certain preferred and non-U.S. equity securities; and (iii) with respect to other investments, certain limited partnership interests and Montpelier’s investment in Symetra.

As of March 31, 2009 and December 31, 2008, Montpelier’s total Level 3 assets represented 6.3% and 9.3% of its total assets measured at fair value, respectively. Increased pricing transparency of certain of Montpelier’s fixed maturities historically classified as Level 3 resulted in a shift of such securities to Level 2 during the 2009 period.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments as of December 31, 2008	$158.9	$1.4	$31.0	$191.3
Net payments, purchases and sales	18.3	6.0	—	24.3
Net realized gains (losses)	(0.2)	0.8	—	0.6
Net unrealized gains (losses)	10.1	2.6	0.3	13.0
Net transfers in (out)	(93.4)	(1.0)	—	(94.4)
Level 3 investments as of March 31, 2009	$93.7	$9.8	$31.3	$134.8

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio for the three months ended March 31, 2009 and 2008 consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains (Losses) and Derivative Revenue From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income

Three Months Ended March 31, 2009:
Fixed maturity investments	$0.5	$9.1	$—	$9.6	$—
Equity securities	(8.6)	(0.7)	(2.9)	(12.2)	—
Other investments	(4.1)	0.9	5.1	1.9	(0.2)

Three Months Ended March 31, 2008:
Fixed maturity investments	$7.6	$(21.3)	$1.3	$(12.4)	$—
Equity securities	5.4	(20.3)	3.7	(11.2)	—
Other investments	—	(10.7)	3.6	(7.1)	(2.1)
Securities lending	(1.0)	0.6	—	(0.4)	—

(1)          Represents realized and unrealized foreign exchange gains from investments and revenue derived from the Company’s investments in the CAT Bond Facility, Foreign Exchange Contracts and Investment Options and Futures (See Note 6).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

5.  Debt and Financing Arrangements

Senior Debt (“Senior Notes”)

During 2003, the Company issued $250.0 million aggregate principal amount of senior unsecured debt. The Senior Notes bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

On March 31, 2009, the Company repurchased and retired $21.0 million in face value of its Senior Notes. The Company recognized a gain of $5.9 million on the transaction representing the difference between the $15.3 million in consideration paid and the carrying value of the Senior Notes repurchased plus accrued interest thereon.  The gain has been recorded on the Company’s statements of operations as a separate component of its total revenues.

The unamortized carrying value of the Senior Notes at March 31, 2009 and December 31, 2008, was $228.5 million and $249.4 million, respectively.

The Company incurred interest expense on the Senior Notes of $3.8 million for each of the three-month periods ended March 31, 2009 and 2008. The Company paid $7.7 million in interest on the Senior Notes during each of these periods.

Junior Subordinated Debt Securities (“Junior Notes”)

In January 2006, the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued common securities to the Company for a purchase price of $3.1 million. The Company’s investment of $3.1 million in the common shares of Montpelier Capital Trust III is recorded in other investments in the consolidated balance sheet.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by the Company. The Junior Notes bear interest at the same rates as the Trust Preferred Securities discussed above.

The Company incurred interest expense on the Junior Notes of $2.2 million for each of the three-month periods ended March 31, 2009 and 2008. The Company paid $2.2 million in interest on the Junior Notes during each of these periods.

Blue Ocean Long-Term Debt (“Blue Ocean Debt”)

In November 2006, Blue Ocean obtained a secured loan of $75.0 million from a syndicate of lenders.  The Blue Ocean Debt had a maturity date of February 28, 2008 and was repaid in full on January 18, 2008.

Blue Ocean incurred interest expense on the Blue Ocean Debt of $0.2 million for the three months ended March 31, 2008 and paid $0.5 million in interest during that period.

Letter of Credit Facilities

In the normal course of business, Montpelier Re and MCL maintain letter of credit facilities and provide letters of credit to third-parties. These letter of credit facilities were secured by collateral accounts containing cash and investments of $800.9 million at March 31, 2009. The following table outlines these facilities as of March 31, 2009:

	Credit Line	Usage	Expiry Date

Secured operational Letter of Credit Facilities:
Montpelier Re’s Syndicated facility - Tranche B	$225.0	$142.4	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility	$500.0	$40.6	June 2011
Montpelier Re’s Syndicated 5-Year facility	$215.0	$157.8	June 2012
Montpelier Re’s Bilateral facility A	$100.0	$14.1	None
Lloyd’s Standby Facility	$230.0	$230.0	Dec. 2013

On June 21, 2007, the Company, Montpelier Re and MCL entered into a standby letter of credit facility agreement (the “Lloyd’s Standby Facility”) with The Royal Bank of Scotland plc to support business written by Syndicate 5151. The Lloyd’s Standby Facility provided Montpelier with a secured £74.0 million standby letter of credit facility through December 31, 2012.

On October 27, 2008, the Lloyd’s Standby Facility was amended and restated to provide Montpelier with a secured £110.0 million standby letter of credit facility through December 31, 2013.

On March 24, 2009, the Lloyd’s Standby Facility was further amended, so that it now provides Montpelier with a secured $230.0 million standby letter of credit facility through December 31, 2013.  The current facility is subject to an annual commitment fee of 0.60% on drawn balances and 0.21% on undrawn balances.

6. Derivative Instruments

Montpelier enters into derivative instruments from time to time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

The primary risks Montpelier seeks to manage through its use of derivative instruments are underwriting risk and foreign exchange risk.  Derivative instruments designed to manage Montpelier’s underwriting risk include: (i) an option on hurricane seasonal futures (the “Hurricane Option”),  (ii) an Industry Loss Warranty (“ILW”) swap contract (the “ILW Swap”) and (iii) catastrophe bond protection (the “CAT Bond Protection”). These derivative instruments provide reinsurance-like protection to Montpelier for specific loss events associated with certain lines of its business.  Additionally, the Company had entered into two equity forward sale agreements and a related share issuance agreement (the “Forward Sale Agreements and Share Issuance Agreement”) in order to manage the risk associated with a significant loss of capital, which could most likely occur as a result of significant underwriting losses. The first Forward Sale Agreement was settled in March 2007 and the second Forward Sale Agreement and the Share Issuance Agreement were terminated in February 2009.

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

The following table presents the fair values of Montpelier’s various derivative instruments at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Derivative instruments recorded as other investments:
Foreign Exchange Contracts	$0.9	$0.7
Investment Options and Futures	0.9	0.1
Total derivative instruments recorded as other investments	$1.8	$0.8

The following table presents the changes in fair value of Montpelier’s various derivative instruments during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Hurricane Option	$—	$—
ILW Swap	—	—
CAT Bond Protection	(0.2)	(2.9)
Foreign Exchange Contracts	(1.5)	3.0
Investment Options and Futures	6.6	—
CAT Bond Facility	—	0.6
ILW Contract	—	0.2
Net income from derivative instruments	$4.9	$0.9

The Forward Sale Agreements and the Share Issuance Agreement had no impact on the Company’s statements of operations or balance sheets while they were outstanding.

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

The fair value of the ILW Swap (which was zero at March 31, 2009 and December 31, 2008) was derived based on unobservable inputs (Level 3 inputs as defined in FAS 157).   Through March 31, 2009, no industry loss event occurred which would have triggered a recovery under the ILW Swap by Montpelier.

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

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by Montpelier.

Foreign Exchange Contracts

From time to time Montpelier has entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they allow Montpelier to establish a rate of exchange at a future point in time. Montpelier’s open foreign currency agreements at March 31, 2009 were denominated in Swiss francs (CHF), European Union euros (EUR), British pounds (GBP) and Japanese yen (JPY).

The fair value of the Foreign Exchange Contracts is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).  At March 31, 2009 and December 31, 2008, Montpelier was party to outstanding foreign currency exchange agreements with gross notional exposures of $31.5 million and $33.0 million, respectively.

Investment Options and Futures

From time to time Montpelier executed various exchange-traded investment options and futures as part of its investing strategy.  As of March 31, 2009, Montpelier had no open investment futures and held open long options with a fair value of $0.9 million.

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

Forward Sale Agreements and Share Issuance Agreement

In 2006 the Company entered into two Forward Sale Agreements under which it was entitled to sell its common shares (“Common Shares”) to an affiliate of Credit Suisse Securities (USA) LLC (the “Forward Counterparty”) at minimum floor prices specified in each Forward Sale Agreement.  In March 2007, the Company notified the Forward Counterparty of its election of net share settlement for the entire first Forward Sale Agreement. In the course of the settlement, as the valuation price for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries of cash or Common Shares were required to be made by the Company or the Forward Counterparty.  In December 2007, the Company and the Forward Counterparty amended the remaining Forward Sale Agreement which related to up to 7,920,000 Common Shares and the remaining Forward Sale Agreement was bifurcated into two tranches, each relating to 3,960,000 Common Shares.  The first tranche, which was scheduled to settle over a twenty business day period beginning in October 2009, was subject to an $11.25 forward floor price and a $22.00 forward cap price.  The second tranche, which was scheduled to settle over a twenty business day period beginning in November 2009, was subject to an $11.25 forward floor price and a $23.00 forward cap price.

In connection with the Forward Sale Agreements, in 2006 the Company also entered into the Share Issuance Agreement with the Forward Counterparty. Under the terms of the Share Issuance Agreement, the Company issued Common Shares to the Forward Counterparty for an amount equal to the par value of such Common Shares. Subsequent to the settlement of the first forward sale agreement in March 2007, the Company had 7,920,000 Common Shares issued and outstanding under the Share Issuance Agreement.

On February 27, 2009, the Company and the Forward Counterparty agreed to the early termination of the second Forward Sale Agreement and the Share Issuance Agreement.  In connection with the termination of these agreements, on March 4, 2009, the Forward Counterparty: (i) made a $32.0 million cash payment to the Company; and (ii) delivered to the Company, in exchange for a cash payment of $0.01, 5,920,000 of the 7,920,000 Common Shares previously issued to them under the Share Issuance Agreement.  See Note 8. The early settlement of these agreements had the same economic effect as the Company issuing 2,000,000 Common Shares for $32.0 million.

In view of the contractual undertakings of the Forward Counterparty under the Forward Sale Agreements and the Share Issuance Agreement, the Common Shares issued and outstanding under the Share Issuance Agreement prior to its termination were not considered outstanding for the purposes of computing and reporting the Company’s earnings per share or fully converted tangible book value per share.

7.  Related Party Transactions

On April 1, 2008, the Company entered into a Letter Agreement with Kernan V. Oberting, the Company’s former Chief Financial Officer, setting forth the terms of his departure as a full-time employee, effective May 1, 2008, in order to establish an investment advisory company, KVO Capital Management, LLC (“KVO”).  Among other things, the Letter Agreement provided that Mr. Oberting continues to vest in all in force awards previously granted to him under the Company’s Long-Term Incentive Plan prior to 2008 and entitled him to receive a pro-rated annual bonus with respect to 2008.  The Letter Agreement also provided for the Company to enter into a Consulting Agreement with Mr. Oberting and KVO and an Investment Management Agreement with KVO (the “Consulting Agreement” and “IMA”, respectively).

Pursuant to the Consulting Agreement, KVO provides capital management and consulting services to the Company and, pursuant to the IMA, KVO will provide the Company with discretionary investment management services, in each case for an initial term beginning May 1, 2008 and ending December 31, 2010, subject to automatic renewal for additional successive one-year periods.

Pursuant to the Consulting Agreement, the Company pays KVO a monthly consulting fee equal to 0.0025% of the Company’s asset base at the end of each month.  In addition, if certain performance criteria are satisfied, the Company will pay KVO a one-time fee of $250,000 after the end of its term.

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

Wilbur L. Ross, Jr., a Director of the Company and a former director of Blue Ocean, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC collectively owned 8.0% of the Company’s Common Shares at March 31, 2009.

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

In anticipation of the Blue Ocean Transaction, Montpelier cancelled its underwriting agreement with Blue Ocean Re (the “Underwriting Agreement”).  During the three months ended March 31, 2008, Blue Ocean Re incurred $0.4 million in total fees (consisting of underwriting and performance fees) related to the Underwriting Agreement.

8.  Shareholders’ Equity

The following table summarizes the Company’s common share activity during the three-month periods ending March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008

Common shares outstanding - beginning of period	91,826,704	99,290,078
Common shares issued from Treasury	422,579	—
Common shares retired in connection with the Share Issuance Agreement	(5,920,000)	—
Common shares purchased and retired	—	(4,784,764)
Common shares outstanding - end of period	86,329,283	94,505,314

During the first quarter of 2009, the Company issued 395,876 Common Shares to employees in satisfaction of vested Restricted Share Unit (“RSU”) obligations and 26,703 Common Shares to certain of its directors in satisfaction of Director Share Unit (“DSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.3 million, which was recorded as additional paid-in capital.

In connection with the termination of the Company’s Share Issuance Agreement on March 4, 2009, the Forward Counterparty delivered to the Company 5,920,000 Common Shares previously issued to it in exchange for a cash payment of $0.01.  See Note 6.  These Common Shares were promptly retired.

The Company purchased 4,784,764 Common Shares at an average price of $16.33 per share from January 1, 2008 to March 31, 2008.  These Common Shares were promptly retired.

On February 26, 2008, the Company’s Board of Directors authorized the purchase of up to $200.0 million in common shares from time-to-time. Common shares may be purchased in the open market or through privately negotiated transactions.  As of March 31, 2009, the Company had remaining authorization of $110.6 million. There is no stated expiration date associated with this authorization.

Dividends

During the three-month periods ended March 31, 2009 and 2008, the Company declared quarterly cash dividends of $0.075 per common share.

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

The following table summarizes Montpelier’s identifiable assets by segment as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Montpelier Bermuda	$2,696.5	$2,584.7
Montpelier Syndicate 5151	161.8	96.3
MUSIC	66.9	68.8
Blue Ocean	1.2	1.2
Corporate and Other	32.4	46.6

Total assets	$2,958.8	$2,797.6

A summary of Montpelier’s statements of operations by segment for the three months ended March 31, 2009 follows:

Three Months Ended March 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$183.1	$64.5	$3.4	$—	$(0.4)	$250.6
Reinsurance premiums ceded	(10.3)	(2.9)	—	—	0.4	(12.8)
Net premiums written	172.8	61.6	3.4	—	—	237.8
Change in unearned premiums	(65.8)	(36.9)	(1.7)	—	—	(104.4)
Net premiums earned	107.0	24.7	1.7	—	—	133.4

Loss and LAE	(34.2)	(10.7)	(1.3)	—	—	(46.2)
Acquisition costs	(19.3)	(4.2)	(0.4)	—	—	(23.9)
General and administrative expenses	(13.6)	(8.6)	(1.8)	—	(4.7)	(28.7)
Underwriting income	39.9	1.2	(1.8)	—	(4.7)	34.6
Net investment income	18.2	0.1	0.6	—	0.1	19.0
Gain on early extinguishment of debt	—	—	—	—	5.9	5.9
Other revenue	0.2	—	—	—	—	0.2
Net investment and foreign exchange losses	(9.2)	1.9	0.2	—	0.3	(6.8)
Net income from derivative instruments	4.9	—	—	—	—	4.9
Interest and other financing expenses	(0.4)	(0.3)	—	—	(5.8)	(6.5)

Earnings before income taxes	$53.6	$2.9	$(1.0)	$—	$(4.2)	$51.3

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended March 31, 2009 follows:

Three Months Ended March 31, 2009	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$11.4	$53.1	$64.5
Reinsurance premiums ceded	(0.8)	(2.1)	(2.9)
Net premiums written	10.6	51.0	61.6
Change in unearned premiums	(3.3)	(33.6)	(36.9)
Net premiums earned	7.3	17.4	24.7

Loss and LAE	(5.9)	(4.8)	(10.7)
Acquisition costs	(1.8)	(2.4)	(4.2)
General and administrative expenses	(4.2)	(4.4)	(8.6)
Underwriting income	$(4.6)	$5.8	$1.2

A summary of Montpelier’s statements of operations by segment for the three months ended March 31, 2008 follows:

Three Months Ended March 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$216.5	$40.0	$0.2	$0.1	$—	$256.8
Reinsurance premiums ceded	(32.2)	(2.5)	—	—	—	(34.7)
Net premiums written	184.3	37.5	0.2	0.1	—	222.1
Change in unearned premiums	(57.7)	(26.8)	(0.2)	2.9	—	(81.8)
Net premiums earned	126.6	10.7	—	3.0	—	140.3

Loss and LAE	(71.0)	(5.4)	—	—	—	(76.4)
Acquisition costs	(20.2)	(1.3)	—	(0.2)	—	(21.7)
General and administrative expenses	(12.1)	(7.7)	(1.5)	(0.5)	(6.0)	(27.8)
Underwriting income	23.3	(3.7)	(1.5)	2.3	(6.0)	14.4
Net investment income	22.9	0.1	0.5	0.9	0.1	24.5
Other revenue	0.4	—	—	—	—	0.4
Net investment and foreign currency losses	(31.2)	0.3	(0.1)	0.2	—	(30.8)
Net income from derivative instruments	0.9	—	—	—	—	0.9
Interest and other financing expenses	(0.5)	(0.5)	—	(0.2)	(6.0)	(7.2)

Earnings before income taxes	$15.8	$(3.8)	$(1.1)	$3.2	$(11.9)	$2.2

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended March 31, 2008 follows:

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

The following tables set forth Montpelier’s gross premiums written and earned by line of business and by geographic area of risks insured for the periods indicated:

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross written premiums, by line of business, within each of its operating segments during the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$105.9	$24.8	$—	$—	$—	$130.7
Property Specialty - Treaty	28.2	11.1	—	—	—	39.3
Other Specialty - Treaty	36.0	18.7	—	—	—	54.7
Property and Specialty Individual Risk	12.6	9.9	3.4	—	—	25.9
Inter-segment reinsurance (1)	0.4	—	—	—	(0.4)	—
Total gross written premiums	$183.1	$64.5	$3.4	$—	$(0.4)	$250.6

Three Months Ended March 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$140.4	$22.6	$—	$0.1	$—	$163.1
Property Specialty - Treaty	34.4	0.2	—	—	—	34.6
Other Specialty - Treaty	34.0	8.6	—	—	—	42.6
Property and Specialty Individual Risk	7.7	8.6	0.2	—	—	16.5
Total gross written premiums	$216.5	$40.0	$0.2	$0.1	$—	$256.8

(1) Represents an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

Montpelier seeks to diversify its exposures across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

Montpelier monitors its geographic exposures on a Company-wide basis, rather than by individual operating segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended March 31,
	2009		2008

U.S. and Canada	$114.1	46%	$84.6	33%
Worldwide (1)	45.3	18	66.2	26
Western Europe, excluding the U.K. and Ireland	27.9	11	49.7	19
Worldwide, excluding U.S. and Canada (2)	22.8	9	19.8	8
U.K. and Ireland	12.6	5	14.3	6
Japan	2.6	1	3.2	1
Other	25.3	10	19.0	7

Total gross premiums written	$250.6	100.0%	$256.8	100%

(1) “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2) “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Net Premiums Earned By Line of Business and Geography

The following tables present Montpelier’s net premiums earned, by line of business, within each of its operating segments during the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$57.5	$7.0	$—	$—	$—	$64.5
Property Specialty - Treaty	22.1	5.1	—	—	—	27.2
Other Specialty - Treaty	19.5	5.6	—	—	—	25.1
Property and Specialty Individual Risk	7.9	7.0	1.7	—	—	16.6
Total net premiums earned	$107.0	$24.7	$1.7	$—	$—	$133.4

Three Months Ended March 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$70.5	$5.7	$—	$3.0	$—	$79.2
Property Specialty - Treaty	23.8	0.1	—	—	—	23.9
Other Specialty - Treaty	22.5	1.1	—	—	—	23.6
Property and Specialty Individual Risk	9.8	3.8	—	—	—	13.6
Total net premiums earned	$126.6	$10.7	$—	$3.0	$—	$140.3

Montpelier seeks to diversify its exposures across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

Montpelier monitors its geographic exposures on a Company-wide basis, rather than by individual operating segment.  The following table sets forth a breakdown of Montpelier’s net premiums earned by geographic area of risks insured:

	Three Months Ended March 31,
	2009		2008

U.S. and Canada	$73.4	55%	$57.4	41%
Worldwide (1)	21.6	16	38.6	28
Western Europe, excluding the U.K. and Ireland	8.7	7	17.0	12
Worldwide, excluding U.S. and Canada (2)	8.4	6	12.9	9
U.K. and Ireland	5.8	4	8.2	6
Japan	5.4	4	5.9	4
Other	10.1	8	0.3	—

Total net premiums earned	$133.4	100.0%	$140.3	100%

(1) “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2) “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

10.  Earnings Per Share

For purposes of determining earnings per share for the periods presented, the Company’s earnings per share numerator is reduced by net income attributable to noncontrolling interests and the portion of current earnings allocated to participating securities.

The Company’s basic and diluted earnings per share denominator is based on the average number of common shares outstanding, less average common shares issued under the Share Issuance Agreement, plus average vested participating securities.

The following table outlines the Company’s computation of earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Earnings per share numerator:
Net income	$52.3	$2.2
Less: Net income attributable to noncontrolling interest in Blue Ocean	—	(1.9)
Less: Net earnings allocated to participating securities	(0.8)	—
Earnings per share numerator	$51.5	$0.3

Earnings per share denominator (millions of shares):
Average Common Shares outstanding	90.3	96.3
Average Common Shares outstanding under the Share Issuance Agreement (see Note 6)	(5.3)	(7.9)
Average vested participating securities	—	0.4
Earnings per share denominator	85.0	88.8

Basic earnings per share	$0.61	$—

Diluted earnings per share	$0.61	$—

11.  Commitments and Contingent Liabilities

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at March 31, 2009.

Montpelier’s portfolio of corporate and structured investments, such as asset and mortgage-backed securities, are subject to individual and aggregate credit risk.  Montpelier monitors the credit quality of its fixed maturity investments with exposure to subprime and Alternative A markets as well as those fixed maturity investments that benefit from credit enhancements provided by third-party financial guarantors.  See Note 4.

Certain of Montpelier’s derivative securities are subject to counterparty risk.  Montpelier routinely monitors this risk.

Montpelier underwrites the majority of its business through brokers.  Credit risk exists should any of these brokers be unable to fulfill their contractual obligations to us.  For example, Montpelier is frequently required to pay amounts owed on claims under our policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, Montpelier might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received the premiums.

Montpelier remains liable to the extent that any third-party reinsurer or other obligor fails to meet its reinsurance obligations to us and, with respect to certain contracts that carry underlying reinsurance protection, Montpelier would be liable in the event that the ceding companies are unable to collect amounts due from underlying third-party reinsurers.

Under Montpelier’s reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best at the time the policy is written. Montpelier considers reinsurers that are not rated or do not fall within the above rating threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed. Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.  See Note 3.

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

Investment Commitment

As of March 31, 2009, Montpelier had unfunded commitments to invest $29.9 million into three separate private investment funds.

12. Regulatory Requirements

Bermuda Regulation

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file statutory and GAAP financial statements and a statutory financial return. The Act also requires Montpelier Re to maintain minimum levels of statutory capital and surplus, to maintain minimum liquidity ratios and to meet minimum solvency margins.  For all periods presented herein, Montpelier Re satisfied these requirements.

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

The Bermuda Companies Act 1981 limits the Company’s ability to pay dividends and distributions to shareholders.

U.K. Regulation

Syndicate 5151 is managed by MUA. Syndicate 5151 and MUA are subject to regulation by the U.K. Financial Services Authority (“FSA”) under the Financial Services and Markets Act 2000, and by the Council of Lloyd’s.

MUA, as a Lloyd’s Managing Agent, is subject to minimum solvency tests established by Lloyd’s.  Since its inception in October 2008, MUA has satisfied these requirements.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s net capital requirement as of March 31, 2009 was fulfilled through a secured letter of credit facility of $230.0 million.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”).  Under the Trust Funds’ deeds, those monies may only be used for the payment of claims and valid expenses. Profits held within the Trust Funds, including investment income earned thereon, may be distributed to the corporate member annually, subject to meeting Lloyd’s requirements.  Trust Fund monies not required to meet cash calls and/or loss payments may also be used towards a corporate member’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Trust Funds applicable to the closed underwriting year may be distributed to the corporate member.  As of March 31, 2009, Syndicate 5151 held $60.9 million within the Trust Funds.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in 43 additional states and the District of Columbia. MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners Non-Admitted Insurance Model Act, which provisions have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

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

Swiss Regulation

MEAG is subject to registration and supervision by the Swiss Financial Market Supervisory Authority (FINMA) as an insurance intermediary.

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

The following table summarizes Montpelier’s performance share activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	325,000	$4.0	335,000	$4.9
New awards	—	—	—	—
Payments (1)	(153,000)	(2.5)	—	—
Actual Forfeitures	—	—	(10,000)	(0.1)
Expense (income) recognized	—	(0.6)	—	0.3
End of period	172,000	$0.9	325,000	$5.1

(1) Performance share payments made in 2009 for the 2006-2008 performance cycle ranged from 95.1% to 116.2% of target.

All of the performance shares outstanding at March 31, 2009 were issued with respect to the 2007-2009 performance cycle.  If the performance shares were vested on March 31, 2009, the total additional compensation cost to be recognized would be $0.3 million based on current accrual factors (share price and payout assumptions).

RSUs

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over three, four or five-year periods, subject to the recipient maintaining a continuous relationship with Montpelier (either as an employee,  a director or a consultant) through the applicable vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.

The Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008, added Section 457A to the U.S. Internal Revenue Code.  The Company believes that this tax legislation may cause certain LTIP participants (those who are U.S. taxpayers) to be taxed on the fair value of RSUs upon vesting, rather than upon receipt of the underlying common shares, effective for periods after December 31, 2008.

In order to alleviate this potential mismatch between taxation and receipt of the common shares, the Company formally decided, on December 3, 2008, to amend certain outstanding RSU awards to accelerate the distribution of the underlying common shares to coincide more closely to the vesting date.  The amendment to the award agreements will not change the applicable vesting date, but will allow participants to receive their shares during the same period in which they will be taxable

Throughout 2006 and 2007, RSU awards consisted solely of: (i) grants made to induce individuals to join Montpelier; (ii) grants made to retain certain key employees; (iii) grants made to reward employees exhibiting outstanding individual performance; and (iv) grants made to non-management members of the Board of Directors as part of their total remuneration.  In each of these cases, the number of RSUs granted to the recipient were fixed and determinable on the grant date (“Fixed RSUs”).

During 2008 Montpelier also began using a new form of RSU award, in addition to Fixed RSUs, as the principal component of its ongoing long-term incentive compensation for employees (“Variable RSUs”). Variable RSU awards are contingent awards in which the actual number of RSUs to be awarded is dependent on Company performance during the initial year (the “Initial RSU Period”) of the four year award cycle. The actual number of Variable RSUs to be awarded is based on a target return on equity (“ROE”) assuming a standardized investment return, and is not fixed and determinable until the completion of the Initial RSU Period. The number of RSUs expected to be awarded for that cycle may fluctuate during the Initial RSU Period.

For the RSU award cycle from 2009 to 2012, the number of Variable RSUs to be awarded will be determined based on a 2009 target ROE of 9.77%.  At an achieved ROE of 9.77% the Company would expect to grant approximately 690,000 Variable RSUs to participants, at an ROE of 3.77% the Company would not expect to grant any Variable RSUs to participants and at an ROE of 19.77% the Company would expect to grant approximately 1,380,000 Variable RSUs to participants.

The following table outlines Montpelier’s RSU activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,281,619	$7.4	1,109,083	$7.3
Fixed RSUs awarded	—	—	691,578	12.6
Variable RSUs projected to be awarded	685,717	10.9	—	—
Changes in Variable RSU projections	(19,662)	(0.2)	—	—
Change in assumptions, including expected forfeitures	—	—	—	—
Payments	(460,479)	—	—	—
Actual forfeitures	—	—	(11,333)	—
Expense recognized	—	(2.7)	—	(2.9)
End of period	1,487,195	$15.4	1,789,328	$17.0

At grant date the Company assumes a 3% to 9% forfeiture rate, depending on the term of the award.  Actual forfeitures are periodically compared to assumed forfeitures and adjustments are made as deemed necessary.

On the basis of results achieved during the first three months of 2009, as of March 31, 2009, the Company anticipated issuing a total of 685,717 Variable RSUs for the 2009-2012 award cycle. The actual number of Variable RSUs to be awarded for the 2009 to 2012 cycle may be more or less than this anticipated total and, as previously mentioned, will not be fixed and determinable until the completion of the Initial RSU Period.

During the first quarter of 2009 the Company formally granted 296,374 Variable RSUs for the 2008-2011 award cycle on the basis of achieving an ROE of 8.11% during 2008.  As of December 31, 2008, the Company had projected that it would grant 316,036 RSUs in 2009 for the 2008-2011 award cycle.

In January 2009, the Company paid out 460,479 vested RSUs and withheld, at the recipient’s election, 64,603 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 395,876 shares from its treasury on December 31, 2008 resulting in a $1.3 million gain on the issuance of treasury shares.  See Note 1 and Note 8.  The fair value of the 460,479 vested RSUs paid out during 2009 was $7.1 million.

None of the outstanding RSUs at March 31, 2009 were vested.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at March 31, 2009, for each award cycle:

	RSUs Outstanding	Unamortized Grant Date Fair Value

Award Date and Cycle
Three-year RSU awards granted in 2007	179,504	$0.7
Five-year RSU awards granted in 2007	175,800	1.2
Four-year RSU awards granted 2008	282,274	2.5
Five-year RSU awards granted in 2008	163,900	1.5
Four-year RSU awards granted or projected to be granted in 2009	685,717	9.5
Total at March 31, 2009	1,487,195	$15.4

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $7.2 million during the balance of 2009.  In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $4.8 million, $2.5 million and $0.9 million during 2010, 2011 and 2012, respectively.

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

In light of the recently enacted tax legislation mentioned above under “RSUs”, the Company resolved to permit directors who participate in the Directors Share Plan to elect to receive their shares prior to December 31, 2017.  All participating directors resolved to receive payment for their outstanding DSUs in January 2009, which resulted in the issuance of 26,703 Common Shares and the payment of $237,549 to directors in the aggregate.  The fair value of the DSUs paid out during 2009 was $0.6 million.

Note 14.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, including the U.S.  The Company, Montpelier Re and Blue Ocean Re intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be viewed as being engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S., there can be no assurance that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company, Montpelier Re or Blue Ocean Re is engaged in a trade or business in the U.S.  In that event, those entities would be subject to U.S. income tax, as well as a branch profits tax, on income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

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

During the first quarter of 2009, Montpelier changed its tax election in the U.K. with respect to the tax treatment of certain intercompany transactions.  As a result of this change, Montpelier recorded a $1.0 million tax benefit and is entitled to a refund of $0.7 million in income taxes it paid to the U.K. during the three months ended March 31, 2009. The Company and its subsidiaries incurred and paid less than $0.1 million in income taxes during the three months ended March 31, 2008.

Bermuda

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean and Blue Ocean Re, have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United Kingdom

MCL, MUA, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended March 31, 2009 and 2008, these companies had pretax income (loss) of $2.5 million and $(0.8) million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses give rise to a deferred tax asset, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established an offsetting $0.6 million U.K. deferred tax asset valuation allowance against its existing deferred tax asset at March 31, 2009.  Net operating losses in the U.K. may generally be carried forward to offset future income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes.  During the three months ended March 31, 2009 and 2008, such income taxes totaled less than $0.1 million.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended March 31, 2009 and 2008, these companies incurred a pretax loss of a $4.5 million and a $4.0 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses give rise to a deferred tax asset, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established an offsetting $10.8 million U.S. deferred tax asset valuation allowance against its existing deferred tax asset at March 31, 2009.  This net operating loss may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

In addition to U.S. Federal income tax, the Company’s U.S.-based operations are subject to state and local income taxes.  During the three months ended March 31, 2009 and 2008, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three months ended March 31, 2009 and 2008, such income taxes totaled less than $0.1 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2009 and 2008, and our financial condition as of March 31, 2009 and December 31, 2008.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

This discussion contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. See “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission and as amended herein in Part II, Item 1A. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

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

A widely-used measure of relative underwriting performance for an insurance or reinsurance company is the combined ratio. Our combined ratio is calculated by adding the ratio of incurred losses and LAE to earned premiums (known as the “loss ratio”), the ratio of acquisition costs to earned premiums (known as the “acquisition cost ratio”) and the ratio of general and administrative expenses to earned premiums (known as the “general and administrative expense ratio”), each computed based on our losses and LAE, underwriting expenses and earned premiums, determined in accordance with generally accepted accounting principles in the U.S. (“GAAP combined ratio”).  A GAAP combined ratio under 100% indicates that an insurance or reinsurance company is generating an underwriting profit.  A GAAP combined ratio over 100% indicates that an insurance or reinsurance company is generating an underwriting loss.

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is generally cyclical in nature.  During 2008, pricing throughout the insurance and reinsurance markets declined, with direct and facultative property business showing the largest price reductions. This market softening was a continuation of a trend that largely began in 2007, during which pricing in virtually all insurance and reinsurance markets declined significantly.

During 2009 to date, we have observed positive pricing trends in the majority of our business lines, ending twenty-two consecutive months of price reductions. These price increases also affected the cost of our ceded reinsurance protection, with the overall impact being a reduction in both our gross exposure and our reinsurance purchases.  Gross premiums written during the three months ended March 31, 2009 were down 2% as compared to the same period in 2008. This reduction relates primarily to our property catastrophe treaty business, in which we decided to reduce gross exposures at January 1st in anticipation of the lapsing of certain reinsurance covers. This negative impact on gross premium volume was partially offset by: (i) increases in property and other specialty treaty premium written outside of Bermuda; and (ii) price increases on renewal business in most of the classes we write.

Despite a 2% reduction in our gross premiums written, our net premiums written increased by 7% from the 2008 first quarter to that of 2009 as a result of a significant reduction in our reinsurance premiums ceded.

We assign a price index percentage to business which we renew. This index represents an internal subjective measure which takes into account both changes in pricing and terms and conditions. The index does not reflect deteriorating pricing or terms of business on risks we decline to renew. The cumulative premium-weighted renewal price index year-to-date, including the April 1st renewals, was 105, with U.S. catastrophe-exposed business showing the most marked improvements from the prior year. This positive price movement is also affecting direct and facultative risks that are not catastrophe-exposed, but to a lesser extent.  Our specialty treaty book of business is also showing positive price movement, although the casualty sector remains relatively weak.

We are not immune to the current economic downturn. Our investment returns have been adversely impacted and many of our customers are facing a limited ability to pass higher insurance and reinsurance costs to their customers, and this challenge is in turn reflected in our negotiations. However, we believe that today’s pricing environment is favorable to us and expect the improved market conditions we have experienced thus far in 2009 to continue into the year.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary modeling tool), third-party vendor models, underwriting judgment, and our own reinsurance purchases.

Our three-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis.  We seek to refine and improve our risk management process over time. The following discussion should be read in conjunction with Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, in particular the specific risk factor appearing on page 27 entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We track gross reinsurance treaty contract limits that we deem exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of March 31, 2009, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Event / Resulting Market Loss	Our Average Market Share

U.S. Hurricane / $50 billion	0.7%

U.S. Earthquake / $50 billion	0.8%

Europe Windstorm / $20 billion	1.2%

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

Summary Financial Results

We ended the first quarter of 2009 with a fully converted tangible book value per share of $16.31, an increase of 3.2% for the past three months and a decrease of 6.3% for the past twelve months, inclusive of dividends. The increase in fully converted tangible book value per share experienced during the first quarter of 2009 resulted primarily from favorable underwriting results.

Our comprehensive income for the first quarter of 2009 was $51.1 million and our GAAP combined ratio was 74.1%, compared to a comprehensive loss of $1.8 million and a GAAP combined ratio of 89.7% for the comparable 2008 period.

Our underwriting results for the first quarter of 2009 included a $9.9 million net loss from European windstorm Klaus and a $7.5 million net loss from an individual risk. These current year losses were partially offset by net favorable loss reserve development of $14.7 million.  Our underwriting results for the first quarter of 2008 included a net loss of $14.4 million relating to European windstorm Emma and $42.8 million of net loss from four significant individual risks, partially offset by $21.0 million of prior year favorable loss development.

Our investment results for the first quarter of 2009 included $2.9 million of net realized and unrealized investment losses, compared to $39.7 million of net realized and unrealized investment losses for the comparable 2008 period. The net investment losses recorded in the first quarter of 2009 were comprised of $9.6 million in net gains from fixed maturities, $9.3 million in net losses from equity securities and $3.2 million in net losses from other investments.  The net investment losses recorded in the first quarter of 2008 were comprised of $14.1 million in net losses from fixed maturities, $14.9 million in net losses from equity securities and $10.7 million in net losses from other investments.

During the first quarter of 2009, we recognized a $5.9 million gain on early extinguishment of debt in connection with the repurchase and retirement of $21.0 million in face value of our Senior Notes.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share as of the dates presented:

	March 31, 2009	Dec. 31, 2008	March 31, 2008
Book value per share numerators (millions of dollars):

[A] Book value per share numerator (common shareholders’ equity)	$1,437.3	$1,357.6	$1,660.1
Noncontrolling interest in Blue Ocean	—	—	(90.6)
Intangible asset (1)	(4.8)	(4.8)	(4.8)
[B] Fully converted tangible book value per share numerator	$1,432.5	$1,352.9	$1,564.7

Book value per share denominators (thousands of shares):

Common shares outstanding	86,329	91,827	94,505
Common shares subject to the share issuance agreement (2)	—	(7,920)	(7,920)
[C] Book value per share denominator	86,329	83,907	86,585

Common share obligations under benefit plans	1,487	1,281	1,789
[D] Fully converted book value per share denominator	87,816	85,188	88,374

Book value per share [A] / [C]	$16.65	$16.18	$18.13
Fully converted book value per share [A] / [D]	16.37	15.94	17.76
Fully converted tangible book value per share [B] / [D]	16.31	15.88	17.71

Change in fully converted tangible book value per share: (3)
From December 31, 2008	3.2%
From March 31, 2008	-6.3%

(1)  Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)  The Share Issuance Agreement was terminated on February 27, 2009. Prior to its termination, the Share Issuance Agreement had the effect of substantially eliminating the economic dilution that would otherwise have resulted from the issuance of such Common Shares. Therefore,  we did not consider these Common Shares outstanding for the purposes of this computation.

(3)  Computed as the change in fully converted tangible book value per share for the period, as adjusted for dividends declared.

We believe that our computations of fully converted tangible book value per share and the change in fully converted tangible book value per share, as adjusted for dividends, are measurements which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Consolidated Results of Operations

Our consolidated financial results for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
($ in millions)	2009	2008

Gross premiums written	$250.6	$256.8
Reinsurance premiums ceded	(12.8)	(34.7)
Net premiums written	237.8	222.1
Change in net unearned premiums	(104.4)	(81.8)
Net premiums earned	133.4	140.3

Net investment income	19.0	24.5
Net realized and unrealized investment losses	(2.9)	(39.7)
Net foreign exchange gains (losses)	(3.9)	8.9
Net income from derivative instruments	4.9	0.9
Gain on early extinguishment of debt	5.9	—
Other revenue	0.2	0.4
Total revenues	156.6	135.3

Underwriting expenses:
Loss and LAE – current year losses	60.9	97.4
Loss and LAE – prior year losses	(14.7)	(21.0)
Acquisition costs	23.9	21.7
General and administrative expenses	28.7	27.8

Non-underwriting expenses:
Interest and other financing expenses	6.5	7.2
Total expenses	105.3	133.1

Earnings before income taxes	51.3	2.2
Income tax benefit	1.0	—
Net income	52.3	2.2
Less: Net income attributable to noncontrolling interest in Blue Ocean	—	(1.9)
Net income attributable to the Company	52.3	0.3
Other comprehensive loss items	(1.2)	(2.1)
Comprehensive income (loss)	$51.1	$(1.8)

Loss and LAE ratio	34.7%	54.5%
Acquisition cost ratio	17.9%	15.5%
General and administrative expense ratio	21.5%	19.7%

GAAP combined ratio	74.1%	89.7%

I. Review of Underwriting Results - by Segment

We operate through four operating segments, Montpelier Bermuda, Montpelier Syndicate 5151, MUSIC and Blue Ocean.  Each operating segment is a separate underwriting platform through which we write reinsurance and insurance business. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and service charges, collectively referred to as “Corporate and Other,” are also presented.

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended March 31,
(Millions)	2009	2008

Gross premiums written	$183.1	$216.5
Reinsurance premiums ceded	(10.3)	(32.2)
Net premiums written	172.8	184.3
Change in unearned premiums	(65.8)	(57.7)
Net premiums earned	107.0	126.6

Loss and LAE – current year losses	(46.0)	(91.6)
Loss and LAE – prior year losses	11.8	20.6
Acquisition costs	(19.3)	(20.2)
General and administrative expenses	(13.6)	(12.1)

Underwriting income	$39.9	$23.3

Gross and Net Premiums Written

The following tables summarize gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended March 31,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$105.9	58%	$140.4	65%
Property Specialty - Treaty	28.2	15	34.4	16
Other Specialty - Treaty	36.0	20	34.0	16
Property and Specialty Individual risk	12.6	7	7.7	3
Inter-segment reinsurance (1)	0.4	—	—	—

Gross premiums written	183.1	100%	216.5	100%
Reinsurance premiums ceded	(10.3)		(32.2)
Net premiums written	$172.8		$184.3

(1) Represents an inter-segment reinsurance arrangement with Montpelier Syndicate 5151.  This arrangement is eliminated in consolidation.

During the first quarter of 2009, gross premiums written within our Montpelier Bermuda segment decreased by approximately 15% as compared to the same period in 2008, as a result of the following:

•                  Property Catastrophe premiums written during the three months ended March 31, 2009 decreased by 25% versus the comparable 2008 period. The decrease largely reflects our decision to reduce gross exposures in anticipation of the lapsing of certain outwards reinsurance protections, partially offset by price increases on 2009 renewal business.  Additionally, Property Catastrophe premiums for the 2008 period included $3.2 million in reinstatement premiums, due primarily to the occurrence of European windstorm Emma.

•                  Property Specialty premiums written during the first quarter of 2009 decreased by 18% versus the comparable 2008 period. The decrease relates to the non-renewal of certain contracts in our property risk line of business, largely due to inadequate pricing. Reinstatement premiums also decreased by $0.9 million compared to the first quarter of 2008.

•                  Property and Specialty Individual Risk premiums written in the first quarter of 2009 increased by 64% over the first three months of 2008, due to the impact of improved pricing on renewals and new submissions.

•                  Other Specialty premiums written during the first three months of 2009 increased by 6% over the comparable period in 2008, largely as a result of rate increases experienced in this line of business.

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

During the three months ended March 31, 2009, net premiums written within our Montpelier Bermuda segment decreased by approximately 6% as compared to the comparable 2008 period. Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations. The level of reinstatement premiums received in future periods is also dependent upon the occurrence of catastrophic losses.

Net Premiums Earned

Net premiums earned during the three months ended March 31, 2009 and 2008 were $107.0 million and $126.6 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s net loss and LAE for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
($ in millions)	2009	2008
Gross unpaid loss and LAE reserves - beginning	$750.0	$839.8
Reinsurance recoverable on unpaid losses - beginning	(114.1)	(135.8)
Net unpaid loss and LAE reserves - beginning	635.9	704.0

Losses and LAE incurred:
Current year losses	46.0	91.6
Prior year losses	(11.8)	(20.6)
Total losses and LAE incurred	34.2	71.0

Losses and LAE paid:
Current year losses	(1.9)	(0.9)
Prior year losses	(55.5)	(75.7)
Total losses and LAE paid	(57.4)	(76.6)

Net unpaid loss and LAE reserves - ending	612.7	698.4
Reinsurance recoverable on unpaid losses - ending	97.1	122.9
Gross unpaid loss and LAE reserves - ending	$709.8	$821.3

Loss and LAE ratio - current year	43.0%	72.4%
Loss and LAE ratio - prior year	(11.0)%	(16.3)%

Loss and LAE ratio	32.0%	56.1%

Net loss and LAE relating to current year losses was $46.0 million and $91.6 million for the three months ended March 31, 2009 and 2008, respectively. The first quarter of 2009 included two natural catastrophe events: European Windstorm Klaus and an individual Australian flood loss, which generated net losses of $9.9 million and $7.5 million, respectively. During the first quarter of 2008 we incurred net losses of $14.4 million as a result of European windstorm Emma and $42.8 million due to four significant individual risk losses. Net current year losses include reinsurance recoveries of $2.0 million and $10.3 million during the first quarter of 2009 and 2008, respectively.

Net favorable loss and LAE development relating to prior year losses was $11.8 million for the three months ended March 31, 2009.  Of the total favorable development occurring in the 2009 period, $6.5 million related to natural catastrophes that occurred in 2005 and 2007 and the balance related to several smaller prior year losses.

Net favorable loss and LAE development during the first quarter of 2008 totaled $20.6 million. Of the total favorable development occurring in the 2008 period, $19.2 million related to a reduction in estimated ultimate property catastrophe losses associated with hurricanes occurring in 2004 and 2005 and U.K. floods, California wildfires and European windstorm Kyrill, each of which occurred in 2007. The remaining net favorable development related to many classes of business.

Net favorable development includes an increase (decrease) in reinsurance recoveries of $(11.5) million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Millions)	2009	2008

Acquisition costs	$19.3	$20.2
General and administrative expenses	13.6	12.1

Acquisition cost ratio	18.0%	16.0%
General and administrative expense ratio	12.7%	9.6%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions, which are accrued based on the estimated results of the subject contract, totaled $0.9 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

All other acquisition costs are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of the net of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers. Commission revenue on purchased reinsurance covers is earned over the same period over which the corresponding premiums are expensed.

The increase in the acquisition cost ratio during the three months ended March 31, 2009, as compared to the same period in 2008, is mainly due to adjustments made to three large proportional contracts.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2009	2008

Fixed expenses	$12.6	$10.5
Incentive compensation	1.0	1.6

General and administrative expenses	$13.6	$12.1

The increase in fixed expenses incurred during the first quarter of 2009 period, as compared to the comparable 2008 period, is primarily the result of the completion and implementation of a new underwriting system by Montpelier Bermuda in January 2009. Fixed expenses recognized during the first quarter of 2009 include the amortization of this capitalized asset, as well as maintenance and enhancement costs incurred subsequent to its implementation.

The decrease in incentive compensation during the three months ended March 31, 2009, as compared to the comparable 2008 period, is mainly due to a reduction in the estimated ultimate value of outstanding performance share awards primarily a result from the lower stock price and to a lesser extent the release of unused year-end incentive compensation accruals.

MONTPELIER SYNDICATE 5151

Our underwriting results at Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended March 31,
(Millions)	2009	2008

Gross premiums written	$64.5	$40.0
Reinsurance premiums ceded	(2.9)	(2.5)
Net premiums written	61.6	37.5
Change in unearned premiums	(36.9)	(26.8)
Net premiums earned	24.7	10.7

Loss and LAE – current year losses	(13.9)	(5.8)
Loss and LAE – prior year losses	3.2	0.4
Acquisition costs	(4.2)	(1.3)
General and administrative expenses	(8.6)	(7.7)

Underwriting income (loss)	$1.2	$(3.7)

Gross and Net Premiums Written

The following tables summarize gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended March 31,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$24.8	39%	$22.6	57%
Property Specialty - Treaty	11.1	17	0.2	1
Other Specialty - Treaty	18.7	29	8.6	21
Property and Specialty Individual Risk	9.9	15	8.6	21

Gross premiums written	64.5	100%	40.0	100%
Reinsurance premiums ceded	(2.9)		(2.5)
Net premiums written	$61.6		$37.5

During the first quarter of 2009, gross premiums written within our Montpelier Syndicate 5151 segment increased by approximately 61% as compared to the same period in 2008.   Syndicate 5151’s U.K.-based underwriters produced $53.1 million during the 2009 first quarter (versus $34.2 million for the comparable 2008 period), representing the majority of the increase in premium.  Syndicate 5151’s U.S.-based underwriters produced $11.4 million during the 2009 first quarter (versus $5.8 million for the comparable 2008 period) further contributing to the premium increase. The specific factors contributing to the growth in premium are as follows:

•                  Property Catastrophe premium writings increased by 10% during the first quarter of 2009 versus the comparable period in 2008. The increase is due to a combination of price increases on renewals and new business written within this line.

•                  Property Specialty premium writings increased significantly during the first quarter of 2009 versus the comparable period in 2008. The increase is due to further writings of per risk excess of loss business resulting from improved pricing, terms and conditions within this line.

•                  Other Specialty premium writings increased significantly during the first quarter of 2009 versus the comparable period in 2008.  The increase is the result of improved pricing and further expansion into engineering, terrorism and accident and health lines along with an entrance into satellite coverage.

•                  Property and Specialty Individual Risk premium writings increased by 15% during the first quarter of 2009 versus the comparable period in 2008.  The increase is the a result of improved pricing and an expansion in direct and facultative business. The growth in Property and Specialty Individual Risk during the 2009 period was offset somewhat by the loss of program business within the U.S. platform which was non-renewed.

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

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during the three months ended March 31, 2009 and 2008 were $24.7 million and $10.7 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s net loss and LAE for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
($ in millions)	2009	2008
Gross unpaid loss and LAE reserves - beginning	$48.8	$4.2
Reinsurance recoverable on unpaid losses - beginning	—	—
Net unpaid loss and LAE reserves - beginning	48.8	4.2

Losses and LAE incurred:
Current year losses	13.9	5.8
Prior year losses	(3.2)	(0.4)
Total losses and LAE incurred	10.7	5.4

Net impact of foreign currency movements	(0.6)	—

Losses and LAE paid:
Current year losses	—	—
Prior year losses	(1.5)	(0.6)
Total losses and LAE paid	(1.5)	(0.6)

Net unpaid loss and LAE reserves - ending	57.4	9.0
Reinsurance recoverable on unpaid losses - ending	—	—
Gross unpaid loss and LAE reserves - ending	$57.4	$9.0

Loss and LAE ratio - current year	56.3%	54.2%
Loss and LAE ratio - prior year	(13.0)%	(3.7)%

Loss and LAE ratio	43.3%	50.5%

Net loss and LAE relating to current year losses was $13.9 million and $5.8 million for the three months ended March 31, 2009 and 2008, respectively.  Montpelier Syndicate 5151 experienced only a few reported claims as a significant proportion of its incurred losses were generated through IBNR reserves.

During the first quarter of 2009, Montpelier Syndicate 5151 recorded $3.2 million of favorable development relating to prior year losses versus $0.4 million in the comparable period of 2008. The majority of the 2009 favorable development related to several large losses occurring in 2008 with $0.4 million representing losses from Other Specialty lines and $2.8 million representing losses from Property and Specialty lines. Montpelier Syndicate 5151’s loss reserves also included the impact from foreign currency movements of $(0.6) million during the three months ended March 31, 2009.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Millions)	2009	2008

Acquisition costs	$4.2	$1.3
General and administrative expenses	8.6	7.7

Acquisition cost ratio	17.0%	12.1%
General and administrative expense ratio	34.8%	72.0%

Montpelier Syndicate 5151’s acquisition costs for the first quarter of 2009 and 2008 included premium deficiency charges of $0.1 million and $0.3 million, respectively, with the 2008 charge decreasing the acquisition cost ratio by approximately 3 points.  Excluding premium deficiency charges, acquisition costs increased by $2.7 million during the first quarter of 2009 versus the comparable 2008 period, and are substantially in line with the increase in net earned premium for the 2009 period.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2009	2008

Fixed expenses	$6.8	$6.0
Incentive compensation	1.8	1.7

General and administrative expenses	$8.6	$7.7

Montpelier Syndicate 5151’s fixed expenses represent salaries and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland, intercompany allocations of information technology and risk modeling expenses and fees from Lloyd’s and Spectrum.

Lloyd’s fees incurred during the three months ended March 31, 2009 and 2008 totaled $1.4 million and $2.1 million, respectively.  The decrease in Lloyd’s fees is largely attributable to the weakening of the British pound by approximately 28% from period to period.  Spectrum management fees incurred during the three months ended March 31, 2009 and 2008 were $0.1 million and $1.6 million, respectively.  The decrease in Spectrum’s fees is mainly due to the establishment of MUA which now handles the management of Syndicate 5151’s operations.  Excluding Lloyd’s and Spectrum fees, fixed expenses increased by $3.0 million from period to period due primarily to staff and premises increases, partially offset by the weakening of the British pound.

Share based and other incentive compensation represents annual and long-term incentives for Montpelier Syndicate 5151 employees. The increase in incentive compensation during the 2009 first quarter versus that of the comparable 2008 period is reflective of an increase in staff count, partially offset by a weakening of the British pound.

MUSIC

Our underwriting results at MUSIC for the periods presented were as follows:

	Three Months Ended March 31,
(Millions)	2009	2008

Gross premiums written	$3.4	$0.2
Reinsurance premiums ceded	—	—
Net premiums written	3.4	0.2
Change in unearned premiums	(1.7)	(0.2)
Net premiums earned	1.7	—

Loss and LAE – current year losses	(1.0)	—
Loss and LAE – prior year losses	(0.3)	—
Acquisition costs	(0.4)	—
General and administrative expenses	(1.8)	(1.5)
Underwriting loss	$(1.8)	$(1.5)

Premiums written and earned

MUSIC wrote $3.4 million and $0.2 million of premium during the three months ended March 31, 2009 and 2008, respectively. All premium written to date by MUSIC has related to the Property and Specialty Individual Risk line of business.  Net premiums earned at MUSIC during the three months ended March 31, 2009 and 2008 were $1.7 million and zero, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s net loss and LAE for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Millions)	2009	2008
Gross unpaid loss and LAE reserves - beginning	$10.1	$16.7
Reinsurance recoverable on unpaid losses - beginning	(8.8)	(16.7)
Net unpaid loss and LAE reserves - beginning	1.3	—

Losses and LAE incurred:
Current year losses	1.0	—
Prior year losses	0.3	—
Total losses and LAE incurred	1.3	—

Losses and LAE paid:
Current year losses	(0.1)	—
Prior year losses	—	—
Total losses and LAE paid	(0.1)	—

Net unpaid loss and LAE reserves - ending	2.5	—
Reinsurance recoverable on unpaid losses - ending	8.8	16.4
Gross unpaid loss and LAE reserves - ending	$11.3	$16.4

MUSIC’s loss and LAE expenses during the first quarter of 2009 of $1.3 million primarily represented IBNR.

As of March 31, 2009, MUSIC had remaining Acquired Reserves of $8.8 million.  In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $8.8 million. In addition, we have received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

MUSIC’s acquisition costs for the first quarter of 2009 of $0.4 million were in line with its earned premium.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2009	2008

Fixed expenses	$1.5	$1.5
Incentive compensation	0.3	—

General and administrative expenses	$1.8	$1.5

MUSIC’s fixed expenses incurred during the first quarter of 2009 were consistent with those for the comparable period in 2008. MUSIC’s incentive compensation accruals, which were less than $0.1 million during the first three months of 2008, amounted to $0.3 million during the first quarter of 2009.

BLUE OCEAN

Our underwriting results at Blue Ocean for the periods presented were as follows:

	Three Months Ended March 31,
(Millions)	2009	2008

Gross premiums written	—	$0.1
Reinsurance premiums ceded	—	—
Net premiums written	—	0.1
Change in unearned premiums	—	2.9
Net premiums earned	—	3.0

Loss and LAE – current year losses	—	—
Loss and LAE – prior year losses	—	—
Acquisition costs	—	(0.2)
General and administrative expenses	—	(0.5)
Underwriting income	$—	$2.3

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

On June 5, 2008, we acquired all the outstanding common shares of Blue Ocean.  See Note 1.

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

Our Corporate and Other results for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
(Millions)	2009	2008

Gross premiums written (1)	$(0.4)	—
Reinsurance premiums ceded (1)	0.4	—
Net premiums written	—	—
Change in unearned premiums	—	—
Net premiums earned	—	—

Loss and LAE	—	—
Acquisition costs	—	—
General and administrative expenses	(4.7)	(6.0)
Underwriting loss	$(4.7)	$(6.0)

(1)    Represents the elimination of an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2009	2008

Fixed expenses	$2.7	$3.6
Share based and other incentive compensation	2.0	2.8
Management services	—	(0.4)
General and administrative expenses	$4.7	$6.0

Fixed expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company.  The decrease in fixed expenses for the first quarter of 2009, versus the comparable 2008 period, is due to one-time legal fees incurred during the first quarter of 2008.

The decrease in incentive compensation during the three months ended March 31, 2009, as compared to the comparable 2008 period, is due to a reversal of unused 2008 incentive compensation accruals and a reduction in the estimated ultimate value of outstanding performance share awards, primarily a result from the lower stock prices.

Management services represent underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees provided to Blue Ocean Re. As Blue Ocean Re was deregistered as a Bermuda reinsurer in 2008, no such services have been provided during 2009.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our consolidated net investment income and total investment return for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
($ in millions)	2009	2008

Investment income	$20.7	$26.3
Investment expenses	(1.7)	(1.8)
Net investment income	19.0	24.5
Net realized investment gains (losses)	(12.2)	12.0
Net unrealized investment gains (losses)	9.3	(51.7)
Net foreign exchange transaction gains (losses) on cash and investments	(1.9)	6.1
Net foreign exchange translation losses on cash and investments	(0.5)	—
Changes in fair value reflected in other comprehensive income	(0.2)	(2.2)
Total return on investments ($)	$13.5	$(11.3)

Weighted average investment portfolio, including cash	$2,435.9	$2,798.6
Total return on investments (%)	0.6%	(0.4)%

Our total investment return for the first quarter of 2009 was significantly higher than that in 2008 due to the absence of significant net unrealized investment losses we experienced during the first quarter of 2008.

Our interest income decreased significantly during the first quarter of 2009, versus the comparable 2008 period, as a result of a reduced weighted average investment portfolio (including cash) coupled with a sharp decrease in short-term interest rates.  In addition, we discontinued our participation in a securities lending program subsequent to the first quarter of 2008.  Fees earned from that program during the first quarter of 2008 totaled $0.3 million.  Our investment expenses remained largely unchanged from period to period.

During the first three months of 2009, we experienced $12.2 million of net realized investment losses consisting of $8.6 million in realized losses from our equity portfolio and $4.1 million in realized losses from our other investments. These losses were partially offset by $0.5 million in realized gains from our fixed maturity portfolio. The $12.0 million of net realized investment gains experienced in the first three months of 2008 resulted from $7.6 million in realized gains from our fixed maturity portfolio, $5.4 million in realized gains from our equity portfolio and $1.0 million of realized losses from securities lending collateral.

During the first three months of 2009, we experienced $9.3 million in net unrealized investment gains, virtually all of which related to our mortgage-backed and other asset-backed securities held in our fixed maturity portfolio. The 2009 unrealized gains were largely the result of tightening credit spreads between the yield on those securities versus that of U.S. treasuries.  During the comparable 2008 period, we experienced $51.7 million of unrealized losses, with $21.3 million generated from our fixed maturity portfolio, $20.3 million from our equity securities and $10.7 million from our other investments. These unrealized losses were partially offset by $0.6 million of unrealized gains from securities lending collateral. The net unrealized losses experienced during the first quarter of 2008 within our fixed maturity portfolio, namely our mortgage and asset-backed securities, corporate bonds and government-sponsored enterprise securities, were largely the result of widening credit spreads between the yield on those securities versus that of U.S. treasuries.  The net unrealized losses we experienced during the first quarter of 2008 within our equity portfolio were consistent with the decline of the overall U.S. equity market during the same period.

As of March 31, 2009, our fixed maturity portfolio contained certain securities with exposure to the subprime mortgage market and the Alternative-A mortgage market which had a fair value of $21.3 million, all of which were rated “AAA” (Extremely Strong) by Standard & Poor’s at that time. These securities had an amortized cost of $22.9 million as of March 31, 2009.  See Note 4 and Note 11 for additional information concerning our mortgage-backed and asset-backed investments.

During the three months ended March 31, 2009 and 2008, we experienced net foreign exchange gains (losses) on cash and investments of $(2.4) million and $6.0 million, respectively.  The foreign exchange gains (losses) during the periods are due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which certain of our investments are denominated.

During the first three months of 2009 and 2008, we recorded unrealized losses from our private placement investment in Symetra of $0.2 million and $2.2 million, respectively.  Symetra provides retirement plans, employee benefits, life insurance and annuities through a national network of independent advisors and agents.

As of March 31, 2009, $134.8 million or 6.3% of our total invested assets measured at fair value were considered to be Level 3 assets as defined in FAS 157.  Our investments classified as Level 3 at March 31, 2009 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, certain preferred and non-U.S. equity securities; and (iii) with respect to other investments, certain limited partnership interests and our investment in Symetra.

As of March 31, 2008, $167.1 million or 9.1% of our total invested assets measured at fair value were considered to be Level 3 assets. Our investments classified as Level 3 at March 31, 2008 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, certain non-U.S. equity securities; (iii) with respect to other investments, our investment in Symetra; and (iv) with respect to securities lending collateral, debt instruments, including certificates of deposit and commercial paper.

The decrease in our Level 3 securities from March 31, 2008 to March 31, 2009, was the result of the termination of our securities lending program in August 2008 and an increase in pricing transparency of certain of the Company’s fixed maturities historically classified as Level 3.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the three-months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Millions)	2009	2008

Net foreign exchange transaction gains (losses) on cash and investments	$(1.9)	$6.1
Net foreign exchange translation gains (losses) on insurance balances	(2.0)	2.8
Net foreign exchange gains (losses)	$(3.9)	$8.9

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction gains (losses) on cash and investments.

Our net foreign exchange transaction gains (losses) on insurance balances primarily represent realized gains and losses resulting from premiums received and losses paid by Montpelier Bermuda in currencies other than the U.S. dollar.  From time to time we have entered into foreign currency exchange agreements, which are derivative instruments, in order to mitigate the financial effects of foreign exchange rate fluctuations.  See Note 6.

Net Income From Derivative Instruments

Our net income from derivative instruments during the three months ended March 31, 2009 and 2008, was $4.9 million and $0.9 million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is principally comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms and advisory fees earned by Montpelier for catastrophe modeling services provided to a third party. The following table summarizes our other revenue for the periods presented:

	Three Months Ended March 31,
(Millions)	2009	2008

Interest on funds advanced and other	$0.1	$0.3
Services provided to third parties	0.1	0.1

Other revenue	$0.2	$0.4

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Millions)	2009	2008

Interest expense - Senior Notes	$3.8	$3.8
Interest expense - Junior Subordinated Debt Securities	2.2	2.2
Interest expense - Blue Ocean Debt	—	0.2
Letter of credit fees and other financing expenses	0.5	1.0

Total interest and other financing expenses	$6.5	$7.2

Our interest and other financing expenses decreased during the first quarter of 2009, as compared to the comparable 2008 period, due primarily to the repayment of the Blue Ocean Debt, which occurred in January 2008.  Interest and other financing expenses also decreased during the 2009 period due to: (i) a reduction in Montpelier Re’s Syndicated 5-Year letter of credit facility to expire in June 2012 from $250.0 million to $215.0 million from 2008 to 2009; and (ii) one-time fees incurred in the first quarter of 2008 in connection with MCL’s Lloyd’s Standby Facility.

Income Taxes

During the first quarter of 2009, we changed our tax election in the U.K. with respect to the tax treatment of certain intercompany transactions.  As a result of this change, we recorded a $1.0 million tax benefit and are entitled to a refund of $0.7 million in income taxes we paid to the U.K. during the three months ended March 31, 2009. We incurred and paid less than $0.1 million in income taxes during the three months ended March 31, 2008.

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean and Blue Ocean Re, have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

MCL, MUA, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended March 31, 2009 and 2008, these companies had pretax income (loss) of $2.5 million and $(0.8) million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses give rise to a deferred tax asset, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we established an offsetting $0.6 million U.K. deferred tax asset valuation allowance against its existing deferred tax asset at March 31, 2009.  Net operating losses in the U.K. may generally be carried forward to offset future income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes.  During the three months ended March 31, 2009 and 2008, such income taxes totaled less than $0.1 million.

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended March 31, 2009 and 2008, these companies incurred a pretax loss of a $4.5 million and a $4.0 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses give rise to a deferred tax asset, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we established an offsetting $10.8 million U.S. deferred tax asset valuation allowance against its existing deferred tax asset at March 31, 2009.  This net operating loss may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

In addition to U.S. Federal income tax, our U.S.-based operations are subject to state and local income taxes.  During the three months ended March 31, 2009 and 2008, such state and local income taxes totaled less than $0.1 million.

MEAG is subject to Swiss income taxes. During the three months ended March 31, 2009 and 2008, such income taxes totaled less than $0.1 million.

Net Income Attributable to Noncontrolling Interest in Blue Ocean

For the three months ended March 31, 2008, the Company had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million.  As a result of the Blue Ocean Transaction, none of our net income for the three months ended March 31, 2009 was attributable to noncontrolling interests.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies heavily on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, and to fund any share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $.075 per common share per quarter. Any future determination to pay dividends or distributions to our shareholders will be at the discretion of our Board of Directors and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of loss and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short tail reinsurance and insurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of March 31, 2009, our fixed maturities had an average credit quality of “AA+” (Very Strong) from Standard & Poor’s and an average duration of 1.9 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of March 31, 2009, our sources of immediate liquidity consisted of: (i) $199.4 million of unrestricted cash; (ii)  $341.1 million in cash equivalents and other highly liquid investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $448.2 million of investment securities which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we believe that we have significant sources of additional liquidity within our investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.

We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of March 31, 2009 and December 31, 2008:

(Millions)	March 31, 2009	Dec. 31, 2008

Senior Notes	$228.5	$249.4
Junior Subordinated Debt	103.1	103.1
Total Debt	$331.6	$427.5

Common Shareholders’ Equity	1,437.3	1,357.6

Total Capital	$1,768.9	$1,710.1

Our total capital increased by $58.8 million during the first quarter of 2009 as a result of our recording comprehensive income of $51.1 million, raising $32.0 million in equity capital through the termination of our second Forward Sale Agreement, issuing $0.4 million of Common Shares in satisfaction of outstanding DSUs, recognizing $2.7 million of additional paid-in capital through the amortization of outstanding RSUs, declaring $6.4 million in dividends to our common shareholders’ and retiring $21.0 million of our Senior Notes.

Letter of Credit Facilities

On June 21, 2007, we entered into the Lloyd’s Standby Facility in order to support our business written by Syndicate 5151. The Lloyd’s Standby Facility provided us with a secured £74.0 million standby letter of credit facility through December 31, 2012, which was to be used to support business written by Syndicate 5151.

On October 27, 2008, we amended and restated the Lloyd’s Standby Facility to provide us with a secured £110.0 million standby letter of credit facility through December 31, 2013.

On March 24, 2009, we further amended the Lloyd’s Standby Facility so that it now provides us with a secured $230.0 million standby letter of credit facility through December 31, 2013.  The current facility is subject to an annual commitment fee of 0.60% on drawn balances and 0.21% on undrawn balances.

See Note 5 for detailed information concerning each of our letter of credit facilities.

Regulation

Our holding company and insurance and reinsurance operations are subject to regulation by several governing entities in many jurisdictions.  See Note 12 for detailed information concerning Montpelier’s regulatory requirements.

Ratings

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders.  Therefore, ceding companies often require their reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  Montpelier Re, Syndicate 5151 and MUSIC each maintain financial strength ratings, as discussed below, from one or more rating agencies, including A.M. Best, Standard & Poor’s and Fitch Ratings Ltd.

The financial strength ratings stated below are not evaluations directed to the investment community with regard to our common shares or debt securities or a recommendation to buy, sell or hold such securities. Our financial strength ratings may be revised or revoked at the sole discretion of the independent rating agencies.

Montpelier Re

Montpelier Re is currently rated “A-” by A.M. Best (Excellent, with a stable outlook), “A-” by Standard & Poor’s (Strong, with a stable outlook) and “A-” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A-” is the fourth highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings and “A-” is the seventh highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

Syndicate 5151

Syndicate 5151, as is the case with all Lloyd’s syndicates, benefits from Lloyd’s central resources, including the Lloyd’s brand, its network of global licences and the Lloyd’s Central Fund. The Lloyd’s Central Fund is available at the discretion of the Council of Lloyd’s to meet any valid claim that cannot be met by the resources of any member. As all Lloyd’s policies are ultimately backed by this common security, the Lloyd’s single market rating is applied to all syndicates, including Syndicate 5151, equally.  Lloyd’s is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A+” by Standard & Poor’s (Strong, with a stable outlook) and “A+” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A+” is the fifth highest of twenty-one Standard & Poor’s financial strength ratings and “A+” is the fifth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

Standard & Poor’s has also assigned Syndicate 5151 an interactive Lloyd’s Syndicate Assessment (“LSA”) of “3-” (Average Dependency, with a stable outlook).  A rating of 3 is the third highest of five Standard & Poor’s LSA ratings.  A syndicate assigned an LSA of “5” is considered to have a very low dependency on Lloyds’ single market rating and is viewed as possessing strong business continuity characteristics.  A syndicate assigned an LSA of “1” indicates a very high dependency on Lloyds’ single market rating and is viewed as possessing weak business continuity characteristics.

MUSIC

MUSIC is currently rated “A-” by A.M. Best (Excellent, with a stable outlook).  Since its inception, MUSIC has ceded 75% of its business to Montpelier Re.  As a result, in the event that Montpelier Re is downgraded below “A-” by A.M. Best, our ability to write business through MUSIC could be adversely affected.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had entered into several derivative transactions as described herein.  The ILW Swap, the Foreign Exchange Contracts, and the Investment Options and Futures constitute off-balance sheet arrangements.

Excluding the off-balance sheet derivative transactions outlined above, as of March 31, 2009 we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our investors.

Cash Flows

For the three months ended March 31, 2009

Our cash flows provided from operations totaled $50.7 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $59.0 million.

Our cash flows used for investing activities totaled $58.8 million, resulting from the following:

•                  we spent $94.2 million on net purchases of fixed maturities,

•                  we received $35.5 million from net sales of equity securities and other investments,

•                  we had a $1.3 million reduction in our restricted cash, and

•                  we spent $1.4 million on capitalized assets.

Our cash flows provided from financing activities totaled $25.2 million, resulting from the following:

•                  we received $32.0 million in connection with the termination of the second Forward Share Agreement, and

•                  we paid $6.8 million in dividends to our common shareholders.

For the three months ended March 31, 2008

Our cash flows provided from operations totaled $9.9 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $77.2 million.

Our cash flows provided from investing activities totaled $675.9 million, resulting from the following:

•                  we received $631.1 million from net sales and maturities of fixed maturities,

•                  we spent $56.1 million on net purchases of equity securities and other investments,

•                  we had $121.4 million in net dispositions of securities lending collateral,

•                  we had a $15.2 million increase in our restricted cash, and

•                  we spent $5.3 million on capitalized assets.

Our cash flows used for financing activities totaled $310.0 million which resulted from the following:

•                  Blue Ocean paid $75.0 million to retire its debt, paid $6.9 million in cash distributions to its noncontrolling common shareholders and paid $21.1 million in dividends and redemptions to its noncontrolling preferred shareholders,

•                  we paid $77.2 million to acquire Common Shares and paid $7.4 million in dividends to our common shareholders, and

•                  we had a $122.4 million net reduction in securities lending payable.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at March 31, 2009 (Millions):

Rating / Type	Fair Value at March 31, 2009

U.S. Government and agencies (AAA)	$542.8
AAA	641.3
AA	109.7
A	298.9
BBB	157.8
Below BBB	45.1
Not rated (primarily participation in bank loans)	32.9

Total fixed maturities	$1,828.5

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates (including disclosures of our contingent assets and liabilities) and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are:

•                          Loss and LAE reserves;

•                          Written and earned premiums;

•                          Ceded reinsurance; and

•                          Share based compensation.

Our accounting policies for these items are of critical importance to our consolidated financial statements. More information regarding our critical accounting estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three months ended March 31, 2009.  As of March 31, 2009, our best estimate for gross loss and LAE reserves was $778.5 million and our best estimate for net unpaid loss and LAE reserves was $672.6 million. As of March 31, 2009 and December 31, 2008, IBNR represented 57% and 54%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of March 31, 2009, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $67.3 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premium, profit commission expense, income taxes or certain corporate expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2008 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2009, there were no material changes in our market risks as described in our 2008 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended March 31, 2009, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the termination of the second Forward Sale Agreement and the Share Issuance Agreement, on March 4, 2009, the Forward Counterparty delivered to the Company, in exchange for a cash payment of $0.01, 5,920,000 of the 7,920,000 Common Shares previously issued to them under the Share Issuance Agreement. See Note 6 herein.

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

10.1

Termination agreement among Montpelier Re Holdings Ltd. and Credit Suisse International, dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2009).

10.2

Amended and Restated Letter of Credit Facility Agreement dated March 24, 2009 among Montpelier Reinsurance Ltd. (as Company), Montpelier Re Holdings Ltd. (as Parent), Montpelier Capital Limited (as Account Party), The Royal Bank of Scotland plc and ING Bank N.V., London Branch (as Original Lenders and Mandated Lead Arrangers), and The Royal Bank of Scotland plc (acting as Agent and Security Trustee) (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 24, 2009).

10.3

Security Agreement dated as of June 21, 2007 between Montpelier Reinsurance Ltd. (the Pledgor) and The Royal Bank of Scotland plc in its capacity as Security Trustee of the Finance Parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed June 25, 2007).

10.4

Control Agreement dated June 21, 2007, among Montpelier Reinsurance Ltd., The Royal Bank of Scotland plc, as Security Trustee for itself and the other lending institutions party to the Standby Letter of Credit Facility Agreement dated as of June 21, 2007, and The Bank of New York, as Custodian (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed June 25, 2007).

10.5	Service Agreement among Montpelier Re Holdings Ltd., with its subsidiaries and affiliated companies, and Stanley J. Kott, dated May 14, 2007. (*)

10.6	Service Agreement among Montpelier Reinsurance Ltd., and William Pollett, dated January 24, 2006. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

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

May 6, 2009