Form 10-Q
period 2009-06-30
MONTPELIER RE HOLDINGS LTD
filed 2009-08-06
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 5, 2009, the registrant had 86,383,542 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2009	2008
Assets
Fixed maturity investments, at fair value (amortized cost: $2,086.0 and $1,755.8)	$2,086.5	$1,706.6
Equity securities, at fair value (cost: $193.6 and $310.0)	173.3	242.3
Other investments (cost: $87.6 and $159.9)	79.1	148.3
Total investments	2,338.9	2,097.2
Cash and cash equivalents	243.8	260.9
Restricted cash	14.9	7.1
Reinsurance recoverable on unpaid losses	88.2	122.9
Reinsurance recoverable on paid losses	43.0	36.4
Premiums receivable	287.2	168.5
Unearned premium ceded	12.1	20.8
Deferred acquisition costs	46.7	28.4
Accrued investment income	15.3	14.0
Unsettled sales of investments	4.5	1.4
Other assets	49.5	40.0
Total Assets	$3,144.1	$2,797.6
Liabilities
Loss and loss adjustment expense reserves	$750.3	$808.9
Debt	331.6	352.5
Unearned premium	333.1	185.2
Insurance and reinsurance balances payable	54.3	43.8
Unsettled purchases of investments	28.2	3.1
Accounts payable, accrued expenses and other liabilities	49.6	46.5
Total Liabilities	1,547.1	1,440.0

Commitments and contingent liabilities (see Note 11)

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share: authorized 1,200,000,000 shares; issued 87,448,434 and 93,368,434 shares	0.1	0.2
Additional paid-in capital	1,630.6	1,599.0
Treasury shares at cost: 1,064,892 and 1,541,730 shares	(16.6)	(23.8)
Retained deficit	(16.2)	(214.6)
Accumulated other comprehensive loss	(0.9)	(3.2)
Total Common Shareholders’ Equity	1,597.0	1,357.6
Total Liabilities and Common Shareholders’ Equity	$3,144.1	$2,797.6

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of U.S. dollars, except per share amounts)	2009	2008	2009	2008
Revenues
Gross premiums written	$184.4	$187.7	$435.0	$444.5
Reinsurance premiums ceded	(0.5)	(33.8)	(13.3)	(68.5)
Net premiums written	183.9	153.9	421.7	376.0
Change in net unearned premiums	(42.5)	(34.7)	(146.9)	(116.5)
Net premiums earned	141.4	119.2	274.8	259.5
Net investment income	20.5	21.9	39.5	46.4
Net realized and unrealized investment gains (losses)	89.3	(16.5)	86.4	(56.2)
Net foreign exchange gains (losses)	(3.3)	(3.9)	(7.2)	5.0
Net income (expense) from derivative instruments	4.5	(2.3)	9.4	(1.4)
Gain on early extinguishment of debt	—	—	5.9	—
Other revenue	0.3	0.2	0.5	0.6
Total revenues	252.7	118.6	409.3	253.9
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	33.3	24.4	79.5	100.8
Acquisition costs	19.5	18.6	43.4	40.3
General and administrative expenses	34.2	25.8	62.9	53.6
Non-underwriting expenses:
Interest and other financing expenses	6.7	6.6	13.2	13.8
Total expenses	93.7	75.4	199.0	208.5
Earnings before income taxes and extraordinary item	159.0	43.2	210.3	45.4
Income tax benefit (provision)	—	(0.1)	1.0	(0.1)
Net income before extraordinary item	159.0	43.1	211.3	45.3
Net income attributable to noncontrolling interest in Blue Ocean	—	—	—	(1.9)
Net income attributable to the Company before extraordinary item	159.0	43.1	211.3	43.4
Excess of fair value of acquired net assets over cost - Blue Ocean	—	1.0	—	1.0
Net income attributable to the Company	159.0	44.1	211.3	44.4
Change in foreign currency translation	3.1	0.1	2.1	0.1
Change in fair value of Symetra (see Note 4)	0.4	—	0.2	(2.1)
Comprehensive income	$162.5	$44.2	$213.6	$42.4
Basic and diluted earnings per share	1.81	0.51	2.42	0.50
Dividends declared per share	0.075	0.075	0.150	0.150

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 and 2008

Unaudited

	Total		Additional			Accum. other	Noncontrolling
	shareholders’	Common	paid-in	Treasury	Retained	comprehensive	interest in
(In millions of U.S. dollars)	equity	shares	capital	shares	deficit	loss	Blue Ocean
Balances at January 1, 2009	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)	$—

Net income attributable to the Company	211.3	—	—	—	211.3	—	—
Other comprehensive loss	2.3	—	—	—	—	2.3	—
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	(0.1)	32.1	—	—	—	—
Issuances of Common Shares	0.5	—	(6.7)	7.2	—	—	—
Expense recognized for RSUs	6.6	—	6.6	—	—	—	—
RSUs withheld for income taxes	(0.4)	—	(0.4)	—	—	—	—
Dividends declared on common shares	(12.9)	—	—	—	(12.9)	—	—

Balances at June 30, 2009	$1,597.0	$0.1	$1,630.6	$(16.6)	$(16.2)	$(0.9)	$—

	Total		Additional			Accum. other	Noncontrolling
	shareholders’	Common	paid-in	Treasury	Retained	comprehensive	interest in
	equity	shares	capital	shares	deficit	income	Blue Ocean
Balances at January 1, 2008	$1,741.8	$0.2	$1,694.3	$—	$(43.6)	$2.2	$88.7

Net income attributable to the Company	44.4	—	—	—	44.4	—	—
Net income attributable to noncontrolling interest	1.9	—	—	—	—	—	1.9
Other comprehensive loss	(2.0)	—	—	—	—	(2.0)	—
Repurchases of common shares	(115.7)	—	(97.0)	(18.7)	—	—	—
Distributions to and repurchases from Blue Ocean’s noncontrolling shareholders	(90.6)	—	—	—	—	—	(90.6)
Expense recognized for RSUs	4.8	—	4.8	—	—	—	—
Dividends declared on common shares	(12.9)	—	—	—	(12.9)	—	—

Balances at June 30, 2008	$1,571.7	$0.2	$1,602.1	$(18.7)	$(12.1)	$0.2	$—

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(In millions of U.S. dollars)	2009	2008
Cash flows from operations:
Net income attributable to the Company	$211.3	$44.4
Charges (credits) to reconcile net income to net cash provided from operations:
Net income attributable to noncontrolling interest in Blue Ocean	—	1.9
Excess of fair value of net assets acquired over cost - Blue Ocean	—	(1.0)
Net realized and unrealized (gains) losses on investments	(86.4)	56.2
Net realized and unrealized gains on investment-related derivatives	(10.3)	—
Net amortization (accretion) and depreciation of assets and liabilities	5.4	(3.4)
Gain on early retirement of debt	(5.9)	—
Expense recognized for RSUs	6.6	4.8
Net change in:
Loss and loss adjustment expense reserves	(65.0)	(32.5)
Reinsurance recoverable on paid and unpaid losses	32.5	4.6
Unearned premium	141.7	147.9
Insurance and reinsurance balances payable	10.0	23.9
Unearned premium ceded	9.0	(31.1)
Deferred acquisition costs	(16.9)	(17.5)
Premiums receivable	(113.7)	(135.3)
Accounts payable, accrued expenses and other liabilities	(10.5)	(4.2)
Other	(5.7)	8.7
Net cash provided from operations	102.1	67.4
Cash flows from investing activities:
Purchases of fixed maturity investments	(1,337.6)	(844.1)
Purchases of equity securities	(171.3)	(60.4)
Purchases of other investments	(26.2)	(123.4)
Sales, maturities, calls and paydowns of fixed maturity investments	1,029.9	1,318.0
Sales of equity securities	273.9	41.8
Sales of other investments	103.7	—
Settlements of investment-related derivative transactions	12.0	—
Change in securities lending collateral	—	120.6
Net change in restricted cash	(7.8)	30.2
Net acquisitions of capitalized assets	(1.9)	(9.9)
Net cash (used for) provided from investing activities	(125.3)	472.8
Cash flows from financing activities:
Repurchases and scheduled repayments of debt	(15.1)	(75.0)
Settlement of Forward Sale Agreements	32.0	—
Repurchases of the Company’s common shares	—	(116.5)
Dividends paid on the Company’s common shares	(13.3)	(14.5)
Purchase of noncontrolling interest in Blue Ocean	—	(30.5)
Distributions to and repurchases from Blue Ocean’s noncontrolling common shareholders	—	(38.1)
Dividends to and repurchases from Blue Ocean’s noncontrolling preferred shareholders	—	(21.0)
Change in securities lending payable	—	(121.7)
Net cash provided from (used for) financing activities	3.6	(417.3)
Effect of exchange rate changes on cash and cash equivalents	2.5	1.1
Net (decrease) increase in cash and cash equivalents during the period	(17.1)	124.0
Cash and cash equivalents - beginning of period	260.9	453.2
Cash and cash equivalents - end of period	$243.8	$577.2

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

MUSIC, formerly known as General Agents Insurance Company of America, Inc., is an Oklahoma domiciled stock property and casualty insurance corporation that the Company acquired from GAINSCO, Inc. (“GAINSCO”) on November 1, 2007 (the “MUSIC Acquisition”).  MUSIC is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 45 additional states and the District of Columbia.  At the time of acquisition, MUSIC had no employees or in force premiums. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

Blue Ocean

The Blue Ocean segment consists of the collective operations of Blue Ocean Re Holdings Ltd. (“Blue Ocean”) and Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).

Blue Ocean, the Company’s wholly-owned Bermuda company based in Pembroke, Bermuda, is a holding company that owned Blue Ocean Re.  Blue Ocean Re had, in the past, provided property catastrophe retrocessional reinsurance and was formerly registered as a Bermuda Class 3 insurer. Blue Ocean Re was deregistered as a Bermuda insurer in 2008 and was subsequently amalgamated into Blue Ocean.

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

The Company has evaluated subsequent events for recognition or disclosure in these financial statements through August 6, 2009, the date of the filing of this report.

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

Currency	Opening Rate January 1, 2008	Closing Rate June 30, 2008	Opening Rate January 1, 2009	Closing Rate June 30, 2009
British Pound (GBP)	1.9843	1.9923	1.4592	1.6469
Swiss Franc (CHF)	0.8827	0.9793	0.9357	0.9194

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

Investments and Cash

Investments are recorded on a trade date basis.  The fair value of the investment portfolio is determined based on bid prices (as opposed to ask prices) which are not adjusted for transaction costs.  Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized. Realized gains and losses typically result from an actual sale of securities. Unrealized gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the reporting date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as being realized.

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net realized and unrealized gains achieved over specified periods.  Montpelier’s realized and unrealized investment gains and net income from derivative instruments are presented net of any associated performance fees.

Other investments are carried at either fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $4.0 million and $4.5 million at June 30, 2009 and December 31, 2008, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $14.9 million at June 30, 2009 consisted of $13.5 million of collateral supporting open short sale investment and derivative positions and $1.4 million of overseas deposit accounts held at Lloyd’s.  Restricted cash of $7.1 million at December 31, 2008 consisted of $6.8 million of collateral supporting open short sale investment positions and $0.3 million of overseas deposit accounts held at Lloyd’s.

Montpelier’s letter of credit facilities are secured by investments, cash and cash equivalents. See Note 5.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on those fixed maturities purchased at amounts that differed from their par value.

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

The Company’s treasury shares are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of June 30, 2009, the Company had a $3.9 million inception to date gain from issuances of its treasury shares which has been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At June 30, 2009 and December 31, 2008, funds withheld balances of $1.9 million and $2.5 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

In the first quarter of 2009, the Company adopted Financial Accounting Standard (“FAS”) No. 160, entitled “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  As a result of this adoption, income attributable to noncontrolling interests (formerly referred to as “minority interest”) is now included in “net income before extraordinary item”, with “net income attributable to the Company” presented as a separate line item. Prior to the adoption of FAS 160, minority interest represented an expense that served to reduce net income.  For the six months ended June 30, 2009, the Company did not have any net income attributable to noncontrolling interests. For the six months ended June 30, 2008, the Company had net income attributable to noncontrolling interests in Blue Ocean of $1.9  million, all of which related to the first quarter of that year.  FAS 160 also requires noncontrolling interests to be presented as a component of shareholders’ equity on the balance sheet, shown separately from the equity attributable to the Company’s shareholders.  Prior to the adoption of FAS 160, minority interest was presented separately from the Company’s liabilities and shareholders’ equity. The Company did not have any equity in noncontrolling interests at June 30, 2009 or December 31, 2008.

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued FAS No. 161, entitled “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  The statement is effective for fiscal years beginning after November 15, 2008. FAS 161 amends and enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (i) how and why the entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The adoption of FAS 161 had no impact on the Company’s presentation of its operations or financial condition and did not significantly impact the Company’s disclosures regarding its derivative instruments.

On April 9, 2009, the FASB issued Staff Position FAS 157-4 (“FSP FAS 157-4”), entitled “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP 157-4 outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active.  These factors include few recent transactions, price quotations that are not based on current information or which vary substantially over time or among market makers, a significant increase in implied liquidity risk premiums, yields or performance indicators, a wide bid-ask spread, a significant decline or absence of a market for new issuances or limited information released publicly. In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, FSP 157-4 requires analysis of the transactions or quoted prices and, where appropriate, adjustment to estimate fair value in accordance with FAS 157. In addition, FSP 157-4 would expand interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. The Company adopted FSP 157-4 during this interim period. This adoption has not had a material impact on the Company’s presentation of its operations or financial position.

On April 9, 2009, the FASB issued Staff Position FAS 107-1 (“FSP FAS 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), entitled “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods. The Company adopted FSP FAS 107-1 and APB 28-1 during this interim period.

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

On October 10, 2008, the FASB issued Staff Position FAS 157-3 (“FSP FAS 157-3”), entitled “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  FSP FAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before June 30, 2009.  FSP FAS 157-3 clarifies the application of FASB Statement No. 157, entitled “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The requirements of FSP FAS 157-3 did not materially impact the Company’s presentation of its operations or financial condition.

On May 28, 2009, the FASB issued FAS 165 (“FAS 165”), entitled “Subsequent Events” which requires companies to evaluate events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. FAS 165 will not result in material changes to the subsequent events that the Company reports, either through recognition or disclosure. The Company adopted FAS 165 during this interim period.

On June 3, 2009, the FASB approved the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification is not designed to change U.S. GAAP other than by resolving certain minor inconsistencies currently in existence. Rather it is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.

On June 12, 2009 the FASB issued FAS No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets, and No. 167 (“FAS 167”), Amendments to FASB Interpretation No. 46(R), which change the way entities account for securitizations and special-purpose entities. The new standards will impact the balance sheets of certain financial institutions beginning in 2010.

FAS 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures.

FAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

The requirements of FAS 166 and FAS 167 are not expected to have a material impact on the Company’s presentation of its operations or financial condition.

2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and loss adjustment expense (“LAE”) reserve activities for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross unpaid loss and LAE reserves - beginning	$778.5	$846.7	$808.9	$860.7
Reinsurance recoverable on unpaid losses - beginning	(105.9)	(139.3)	(122.9)	(152.5)
Net unpaid loss and LAE reserves - beginning	672.6	707.4	686.0	708.2

Losses and LAE incurred:
Current year losses	50.6	52.2	111.5	149.6
Prior year losses	(17.3)	(27.8)	(32.0)	(48.8)
Total losses and LAE incurred	33.3	24.4	79.5	100.8

Net impact of foreign currency movements	0.3	—	(0.3)	—

Losses and LAE paid:
Current year losses	(2.4)	(2.3)	(4.4)	(3.2)
Prior year losses	(41.7)	(31.7)	(98.7)	(108.0)
Total losses and LAE paid	(44.1)	(34.0)	(103.1)	(111.2)

Net unpaid loss and LAE reserves - ending	662.1	697.8	662.1	697.8
Reinsurance recoverable on unpaid losses - ending	88.2	130.4	88.2	130.4
Gross unpaid loss and LAE reserves - ending	$750.3	$828.2	$750.3	$828.2

Loss and LAE development — three and six months ended June 30, 2009

During the three months ended June 30, 2009, Montpelier experienced $17.3 million in net favorable development on net loss and LAE reserves relating to prior year losses.  The principal reasons for the movement in prior year loss reserves were as follows:

•                       Estimated ultimate net losses associated with Hurricane Ike decreased by $5.0 million, all in the Property Catastrophe - Treaty line of business.

•                       Estimated ultimate net losses associated with the 2004 and 2005 hurricanes decreased by $4.5 million, primarily in the Other Specialty - Treaty line of business.

•                       Estimated ultimate net losses relating to several accident years decreased by $7.8 million across multiple lines of business.

During the six months ended June 30, 2009, Montpelier experienced $32.0 million in net favorable development on net loss and LAE reserves relating to prior year losses.  In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the six month period ended June 30, 2009 were as follows:

•                       Estimated ultimate net losses associated with the 2005 hurricanes and with certain 2007 events decreased by $5.5 million, all in the Property Catastrophe - Treaty line of business.

•                       Estimated ultimate net losses associated with certain individual risks decreased by $2.2 million, all in the Property Specialty - Treaty line of business.

•                       Estimated ultimate net losses associated with certain aviation, marine and casualty risks decreased by $6.6 million, all in Other Specialty - Treaty line of business.

Loss and LAE development — three and six months ended June 30, 2008

During the three months ended June 30, 2008, Montpelier experienced $27.8 million in net favorable development on net loss and LAE reserves relating to prior year losses.  The principal reasons for the movement in prior year loss reserves were as follows:

•                       The recovery of an $8.0 million claim previously paid, impacting the Property Catastrophe - Treaty and Property Specialty - Treaty lines of business.

•                       Estimated ultimate net losses associated with certain individual risks decreased by $10.7 million, all in the Property Specialty - Treaty line of business.

•                       Estimated ultimate net losses associated with the 2004 and 2005 hurricanes and the 2007 U.K. flood losses decreased by $9.7 million, primarily in the Property Catastrophe - Treaty line of business.

During the six months ended June 30, 2008, Montpelier experienced $48.8 million in net favorable development on net loss and LAE reserves relating to prior year losses.  In addition to the items noted above, the favorable development experienced during the six month period ended June 30, 2008  incorporated an additional $17.3 million of ultimate net loss decreases associated with the 2004 and 2005 hurricanes and various 2007 catastrophes, primarily in the Property Catastrophe - Treaty line of business.

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

Earned reinsurance premiums ceded were $8.3 million and $18.2 million for the three months ended June 30, 2009 and 2008, respectively, and $22.7 million and $37.4 million for the six months ended June 30, 2009 and 2008, respectively.  The increase (decrease) in estimated ultimate reinsurance recoveries included in loss and LAE were $(13.3) million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively, and $(22.8) million and $16.6 million for the six months ended June 30, 2009 and 2008, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

As of June 30, 2009, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $8.6 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at June 30, 2009, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $8.6 million. In addition, the Company has received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on paid losses at June 30, 2009, are as follows:

Rating	Amount	% of Total
A+	$36.6	85%
A	0.5	1
A-	5.7	13
Unrated	0.2	1
Total reinsurance recoverable on paid losses	$43.0	100%

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on unpaid losses at June 30, 2009, are as follows:

Rating	Amount	% of Total
A++	$1.5	1%
A+	35.4	40
A	36.5	41
A-	3.1	4
Unrated	3.1	4
Recoverable under MUSIC guarantee	8.6	10
Total reinsurance recoverable on unpaid losses	$88.2	100%

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

Montpelier believes that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable. In addition, Montpelier intends to seek relief from MPCL for attorney fees and interest costs.  In the circumstances, Montpelier believes that the results of the arbitration will not have a materially adverse effect on its financial condition, results of operations or cash flows.

Pursuant to directions given in the arbitration, hearings relating to substantive issues are not expected to begin until early 2010.

4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	June 30, 2009		December 31, 2008
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$561.8	$558.4	$422.4	$412.9
Commercial mortgage-backed securities	134.9	126.0	130.3	121.7
Collateralized debt obligations	83.9	78.3	78.6	64.6
Corporate debt securities	610.9	627.4	502.2	479.1
Debt securities issued by the U.S. Treasury and its agencies	462.4	463.1	343.8	345.5
Debt securities issued by states of the U.S. and political subdivisions	25.0	25.4	90.1	92.2
U.S. government-sponsored enterprise securities	207.1	207.9	188.4	190.6
Total fixed maturity investments	$2,086.0	$2,086.5	$1,755.8	$1,706.6

Equity securities:
Consumer goods	$21.6	$19.5	$72.1	$54.1
Financial	38.5	36.5	56.8	46.4
Energy	41.6	39.3	44.6	32.3
Materials	27.5	21.9	37.8	26.5
Technology	25.8	23.3	31.7	25.2
Other	38.6	32.8	67.0	57.8
Total equity securities	$193.6	$173.3	$310.0	$242.3

As of June 30, 2009, 83% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 11% were rated “BBB” (Good) by Standard & Poor’s and 6% were rated below “BBB”.

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities at June 30, 2009 and December 31, 2008 of $11.1 million and $5.9 million, respectively.  These short positions had associated net unrealized gains of $1.2 million and $0.9 million at June 30, 2009 and December 31, 2008, respectively.

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

	June 30, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value

Other investments carried at net asset value:
Limited partnership interests and other	$41.7	$37.0	$50.1	$46.3

Other investments carried at fair value:
CAT Bonds	$—	$—	$66.3	$60.9
Limited partnership interests	24.4	17.7	23.2	17.1
Private placement (Symetra)	20.0	23.4	20.0	23.2
Derivative instruments	1.5	1.0	0.3	0.8
Total other investments carried at fair value	$45.9	$42.1	$109.8	$102.0

Total other investments	$87.6	$79.1	$159.9	$148.3

Montpelier’s limited partnership and private investment fund income and the net appreciation or depreciation on CAT Bonds are reported as net realized and unrealized gains (losses) in the Company’s statements of operations. The net appreciation or depreciation on Montpelier’s derivative instruments is reported as net revenue (expense) from derivative instruments in the Company’s statements of operations.

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

CAT Bonds are debt instruments whose principal and interest are forgiven if specified trigger events occur. In May 2008, Montpelier purchased the CAT Bonds underlying its former CAT Bond Facility for $71.6 million. See Note 6. In June 2009 Montpelier sold its remaining CAT Bonds.

Montpelier has also entered into various investment option and futures contracts.  See Note 6.

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

•            Level 3 inputs — unobservable inputs.

The Company uses an independent service provider to assist the Company with its investment accounting function. This service provider, as well as the Company’s investment managers, in turn use several pricing services and brokers to assist with the determination of the fair value of the Company’s marketable securities. The ultimate pricing source varies based on the security and pricing service, but investments valued on the basis of observable inputs (Level 1 and 2 inputs as defined in FAS 157) are generally assigned values on the corroborative basis using multiple prices derived from actual transactions. Securities valued on the basis of non-binding broker quotes are classified as Level 3.

In accordance with FAS 157, the valuation techniques used by Montpelier and its pricing services maximize the use of observable inputs; unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Montpelier uses the market approach and income approach valuation techniques, as described in FAS 157.  There have been no changes in the Company’s use of valuation techniques since its adoption of FAS 157.

The following tables presents Montpelier’s investment portfolio, categorized by the level within the FAS 157 hierarchy in which the fair value measurements fall, at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$—	$549.3	$9.1	$558.4
Commercial mortgage-backed securities	—	114.6	11.4	126.0
Collateralized debt obligations	—	78.3	—	78.3
Corporate debt securities	—	548.8	78.6	627.4
Debt securities issued by the U.S. Treasury and its agencies	266.0	197.2	—	463.2
Debt securities issued by states of the U.S. and political subdivisions	—	25.4	—	25.4
U.S. government-sponsored enterprise securities	—	207.9	—	207.9
Total fixed maturity investments	$266.0	$1,721.4	$99.1	$2,086.5

Equity securities:
Consumer goods	$19.4	$0.1	$—	$19.5
Financial	27.0	6.9	2.6	36.5
Energy	39.3	—	—	39.3
Materials	21.9	—	—	21.9
Technology	23.3	—	—	23.3
Other	31.7	1.1	—	32.8
Total equity securities	$162.6	$8.1	$2.6	$173.3

Other investments	$—	$10.2	$31.9	$42.1
Total investments	$428.6	$1,739.7	$133.6	$2,301.9

	December 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$—	$398.1	$14.8	$412.9
Commercial mortgage-backed securities	—	109.3	12.4	121.7
Collateralized debt obligations	—	59.6	5.0	64.6
Corporate debt securities	—	352.4	126.7	479.1
Debt securities issued by the U.S. Treasury and its agencies	218.4	127.1	—	345.5
Debt securities issued by states of the U.S. and political subdivisions	—	92.2	—	92.2
U.S. government-sponsored enterprise securities	—	190.6	—	190.6
Total fixed maturity investments	$218.4	$1,329.3	$158.9	$1,706.6

Equity securities by sector:
Consumer goods	$52.5	$1.6	$—	$54.1
Financial	43.7	1.7	1.0	46.4
Energy	32.3	—	—	32.3
Materials	26.5	—	—	26.5
Technology	25.2	—	—	25.2
Other	56.4	1.0	0.4	57.8
Total equity securities	$236.6	$4.3	$1.4	$242.3

Other investments	$—	$71.0	$31.0	$102.0
Total investments	$455.0	$1,404.6	$191.3	$2,050.9

With respect to other investments, investments classified as Level 3 at such dates primarily consisted of certain limited partnership interests and Montpelier’s investment in Symetra.

As of June 30, 2009 and December 31, 2008, Montpelier’s total Level 3 assets represented 5.8% and 9.3% of its total assets measured at fair value, respectively. Increased pricing transparency of certain of Montpelier’s fixed maturities historically classified as Level 3 resulted in a shift of such securities to Level 2 during the first quarter of 2009.

Montpelier’s open short equity positions are valued on the basis of Level 1 inputs.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009
	Fixed Maturity	Equity	Other	Total Fair
	Investments	Securities	Investments	Value

Level 3 investments as of March 31, 2009	$93.7	$9.8	$31.3	$134.8
Net payments, purchases and sales	(28.7)	(4.7)	0.4	(33.0)
Net realized losses	(0.4)	(0.7)	—	(1.1)
Net unrealized gains (losses)	8.7	(2.0)	0.2	6.9
Net transfers in (out)	25.8	0.2	—	26.0
Level 3 investments as of June 30, 2009	$99.1	$2.6	$31.9	$133.6

	Six Months Ended June 30, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments as of December 31, 2008	$158.9	$1.4	$31.0	$191.3
Net payments, purchases and sales	(10.4)	1.3	0.4	(8.7)
Net realized gains (losses)	(0.6)	0.1	—	(0.5)
Net unrealized gains (losses)	18.8	0.6	0.5	19.9
Net transfers in (out)	(67.6)	(0.8)	—	(68.4)
Level 3 investments as of June 30, 2009	$99.1	$2.6	$31.9	$133.6

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains (Losses) and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income

Three Months Ended June 30, 2009:
Fixed maturity investments	$1.9	$40.5	$—	$42.4	$—
Equity securities	1.9	43.6	0.4	45.9	—
Other investments	(1.6)	3.0	4.5	5.9	0.4

Three Months Ended June 30, 2008:
Fixed maturity investments	$(10.4)	$(6.9)	$—	$(17.3)	$—
Equity securities	3.5	(5.1)	(1.4)	(3.0)	—
Other investments	—	2.3	(0.3)	2.0	—
Securities lending	(0.1)	0.2	—	0.1	—

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains (Losses) and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income

Six Months Ended June 30, 2009:
Fixed maturity investments	$2.4	$49.6	$—	$52.0	$—
Equity securities	(6.7)	42.9	(2.5)	33.7	$—
Other investments	(5.7)	3.9	9.6	7.8	$0.2

Six Months Ended June 30, 2008:
Fixed maturity investments	$(2.8)	$(28.2)	$1.3	$(29.7)	$—
Equity securities	8.9	(25.4)	2.3	(14.2)	—
Other investments	—	(8.4)	3.3	(5.1)	(2.1)
Securities lending	(1.1)	0.8	—	(0.3)	—

(1)          Represents realized and unrealized foreign exchange gains from investments and revenue derived from the Company’s investments in the CAT Bond Facility, Foreign Exchange Contracts and Investment Options and Futures (See Note 6).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

5.  Debt and Financing Arrangements

Senior Debt (“Senior Notes”)

During 2003, the Company issued $250.0 million in senior unsecured debt. The Senior Notes bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

On March 31, 2009, the Company repurchased and retired $21.0 million in face value of its Senior Notes. The Company recognized a gain of $5.9 million on the transaction representing the difference between the $15.1 million in consideration paid and the carrying value of the Senior Notes repurchased. The gain has been recorded on the Company’s statements of operations as a separate component of its total revenues.

The unamortized carrying value of the Senior Notes at June 30, 2009 and December 31, 2008, was $228.6 million and $249.4 million, respectively.

The Company incurred interest on the Senior Notes of $3.5 million and $3.9 million for of the three-month periods ended June 30, 2009 and 2008, respectively and $7.3 and $7.7 million for of the six month periods ended June 30, 2009 and 2008, respectively. The Company paid $7.8 million $7.7 million in interest on the Senior Notes during each of the six month periods ended June 30, 2009 and 2008.

Junior Subordinated Debt Securities (“Junior Notes”)

In January 2006, the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

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

The Company incurred interest expense on the Junior Notes of $2.1 million for each of the three-month periods ended June 30, 2009 and 2008, and $4.3 million for each of the six month periods ended June 30, 2009 and 2008. The Company paid $4.3 million in interest on the Junior Notes during each of the six month periods ended June 30, 2009 and 2008.

Blue Ocean Long-Term Debt (“Blue Ocean Debt”)

In November 2006, Blue Ocean obtained a secured loan of $75.0 million from a syndicate of lenders.  The Blue Ocean Debt had a maturity date of February 28, 2008 and was repaid in full on January 18, 2008.

Blue Ocean incurred interest expense on the Blue Ocean Debt of $0.2 million for the six months ended June 30, 2008 and paid $0.5 million in interest during that period.

Letter of Credit Facilities

In the normal course of business, Montpelier Re and MCL maintain letter of credit facilities and provide letters of credit to third-parties. These letter of credit facilities were secured by collateral accounts containing cash and investments of $815.9 million at June 30, 2009. The following table outlines these facilities as of June 30, 2009:

	Credit Line	Usage	Expiry Date
Secured operational Letter of Credit Facilities:
Montpelier Re’s Syndicated facility - Tranche B	$225.0	$125.4	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility	$500.0	$40.7	June 2011
Montpelier Re’s Syndicated 5-Year facility	$215.0	$173.7	June 2012
Montpelier Re’s Bilateral facility A	$100.0	$12.8	None
Lloyd’s Standby Facility	$230.0	$230.0	Dec. 2013

On June 21, 2007, the Company, Montpelier Re and MCL entered into a standby letter of credit facility agreement (the “Lloyd’s Standby Facility”) to support business written by Syndicate 5151. The Lloyd’s Standby Facility provided Montpelier with a secured £74.0 million standby letter of credit facility through December 31, 2012.

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

The following table presents the fair values of Montpelier’s various derivative instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Derivative instruments recorded as other investments:
Foreign Exchange Contracts	$(0.1)	$0.7
Investment Options and Futures	1.1	0.1
Total derivative instruments recorded as other investments	$1.0	$0.8

The following table presents the changes in fair value of Montpelier’s various derivative instruments during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Hurricane Option	$—	$(0.1)	$—	$(0.1)
ILW Swap	—	—	—	—
CAT Bond Protection	—	0.4	(0.2)	1.0
Foreign Exchange Contracts	0.8	0.3	(0.7)	3.2
Investment Options and Futures	3.7	—	10.3	—
CAT Bond Facility	—	(3.0)	—	(3.0)
ILW Contract	—	0.1	—	0.1

Net income (expense) from derivative instruments	$4.5	$(2.3)	$9.4	$(1.4)

The Forward Sale Agreements and the Share Issuance Agreement had no impact on the Company’s statements of operations or balance sheets while they were outstanding.

A description of each of Montpelier’s various derivative instruments follows:

Hurricane Option

In March 2008, Montpelier purchased the Hurricane Option, an option on hurricane seasonal futures traded on the Chicago Mercantile Exchange, in order to provide protection against Montpelier’s eastern U.S. hurricane exposure.  The maximum possible recovery to Montpelier under the Hurricane Option was $5.0 million.  The Hurricane Option expired without value on November 30, 2008.

While outstanding, the fair value of the Hurricane Option was derived based on other observable inputs (Level 2 inputs as defined in FAS 157).

ILW Swap

In April 2008, Montpelier entered into the ILW Swap with a third-party in order to provide protection against Montpelier’s U.S. hurricane exposure.  In return for a fixed-rate payment of $0.7 million, the Company received a floating-rate payment which was triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier under the ILW Swap was $5.0 million. The ILW Swap expired without value on April 30, 2009.

While outstanding, the fair value of the ILW Swap was derived based on unobservable inputs (Level 3 inputs as defined in FAS 157).

CAT Bond Protection

In December 2005, Montpelier purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party, Champlain, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matured on January 7, 2009. The first $75.0 million tranche (“Class A”) covered earthquakes affecting Japan and/or the U.S. The remaining $15.0 million tranche (“Class B”), provided second event coverage for a U.S. hurricane or earthquake. Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier.  For that reason, this transaction was accounted for as a derivative, rather than as a reinsurance transaction, and was carried at fair value in accordance with FAS 133 and EITF 99-2.

Contract payments expensed in connection with the CAT Bond Protection were calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche.

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by Montpelier.

Foreign Exchange Contracts

From time to time Montpelier has entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they allow Montpelier to establish a rate of exchange at a future point in time. Montpelier’s open foreign currency agreements at June 30, 2009 were denominated in Swiss francs (CHF), European Union euros (EUR), British pounds (GBP) and Japanese yen (JPY).

The fair value of the Foreign Exchange Contracts is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).  At June 30, 2009 and December 31, 2008, Montpelier was party to outstanding foreign currency exchange agreements with gross notional exposures of $9.2 million and $33.0 million, respectively.

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy, and to reduce its exposure to interest rate fluctuations.  As of June 30, 2009, Montpelier had open futures positions with a fair value of $(0.1) million and held open long options with a fair value of $1.1 million.

The fair value of the open options is derived based on other observable inputs (Level 2 inputs as defined in FAS 157).

CAT Bond Facility

In June 2006, Montpelier entered into the CAT Bond Facility under which Montpelier was entitled to receive contract payments from a third-party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value was marked to market over the terms of the bonds; the difference was settled on a monthly basis. These marked-to-market adjustments, in addition to any interest earned on the bonds, were included as a component of net revenue (expense) from derivative instruments in the Company’s statement of operations.

During the second quarter of 2008, the CAT Bond Facility was terminated and Montpelier purchased the underlying CAT Bonds from the counterparty at their fair value.  As a result, subsequent to the termination of the Cat Bond Facility, the CAT Bonds had been held on the Company’s consolidated balance sheets as other investments.

The fair value of the CAT Bond Facility was derived based on other observable inputs (Level 2 inputs as defined in FAS 157).

ILW Contract

In August 2007, Montpelier entered into the ILW Contract with a third-party under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract provided the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount and expired on August 13, 2008 without any required payment by Montpelier.

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

Pursuant to the Consulting Agreement, the Company pays KVO a monthly consulting fee equal to 0.0025% of the Company’s asset base at the end of each month.  In addition, if certain performance criteria are satisfied, the Company will pay KVO a one-time fee of $250,000 after the end of its initial term.

Pursuant to the IMA, the Company pays KVO a monthly management fee equal to 8.333 basis points of the net asset value of the Company’s investment account, which initially consisted of cash and securities in an aggregate amount equal to $100.0 million, and an annual incentive fee equal to 15% of the Net Profits (as defined in the Consulting Agreement) of the Company’s investment account.

Wilbur L. Ross, Jr., a Director of the Company and a former director of Blue Ocean, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC collectively owned 8.0% of the Company’s Common Shares at June 30, 2009.

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

In anticipation of the Blue Ocean Transaction, Montpelier cancelled its underwriting agreement with Blue Ocean Re (the “Underwriting Agreement”).  During the six months ended June 30, 2008, Blue Ocean Re incurred $0.4 million in total fees (consisting of underwriting and performance fees) related to the Underwriting Agreement.

8.  Shareholders’ Equity

The following table summarizes the Company’s common share activity during the six-month periods ending June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
Common shares outstanding - beginning of period	91,826,704	99,290,078
Common shares issued from treasury	476,838	—
Common shares retired in connection with the Share Issuance Agreement	(5,920,000)	—
Common shares purchased and retired	—	(5,921,644)
Common shares repurchased and held in treasury	—	(1,204,771)
Common shares outstanding - end of period	86,383,542	92,163,663

During the first six months of 2009, the Company issued 450,135 Common Shares to employees and directors in satisfaction of vested Restricted Share Unit (“RSU”) obligations and 26,703 Common Shares to certain of its directors in satisfaction of Director Share Unit (“DSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $2.7 million, which was recorded as additional paid-in capital.

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

The Company purchased a further 1,204,771 common shares at an average price of $15.55 per common share from May 22, 2008 to June 30, 2008. These common shares were placed in treasury for re-issuance to employees and directors in satisfaction of RSU and DSU obligations. See Note 13.

On February 26, 2008, the Company’s Board of Directors authorized the purchase of up to $200.0 million in common shares from time-to-time. Common shares may be purchased in the open market or through privately negotiated transactions.  As of June 30, 2009, the Company had remaining authorization of $110.6 million. There is no stated expiration date associated with this authorization.

Dividends

During the three-month periods ended June 30, 2009 and 2008, the Company declared quarterly cash dividends of $0.075 per common share. During the six-month periods ended June 30, 2009 and 2008, the Company declared quarterly cash dividends totaling $0.15 per common share.

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

The following table summarizes Montpelier’s identifiable assets by segment as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Montpelier Bermuda	$2,870.1	$2,584.7
Montpelier Syndicate 5151	200.6	96.3
MUSIC	68.6	68.8
Blue Ocean	1.2	1.2
Corporate and Other	3.6	46.6

Total assets	$3,144.1	$2,797.6

A summary of Montpelier’s statements of operations by segment for the three months ended June 30, 2009 follows:

Three Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$153.4	$35.0	$4.2	$—	$(8.2)	$184.4
Reinsurance premiums ceded	0.9	(9.4)	(0.2)	—	8.2	(0.5)
Net premiums written	154.3	25.6	4.0	—	—	183.9
Change in unearned premiums	(50.0)	8.6	(1.1)	—	—	(42.5)
Net premiums earned	104.3	34.2	2.9	—	—	141.4

Loss and LAE	(15.4)	(15.9)	(2.0)	—	—	(33.3)
Acquisition costs	(12.6)	(6.3)	(0.6)	—	—	(19.5)
General and administrative expenses	(15.3)	(7.3)	(2.3)	—	(9.3)	(34.2)
Underwriting income	61.0	4.7	(2.0)	—	(9.3)	54.4
Net investment income	19.8	0.1	0.5	—	0.1	20.5
Gain on early extinguishment of debt	—	—	—	—	—	—
Other revenue	0.3	—	—	—	—	0.3
Net investment and foreign exchange gains	94.1	(6.8)	0.8	—	(2.1)	86.0
Net income from derivative instruments	4.5	—	—	—	—	4.5
Interest and other financing expenses	(0.4)	(0.5)	—	—	(5.8)	(6.7)

Earnings before income taxes and extraordinary item	$179.3	$(2.5)	$(0.7)	$—	$(17.1)	$159.0

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended June 30, 2009 follows:

Three Months Ended June 30, 2009	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$17.1	$17.9	$35.0
Reinsurance premiums ceded	(3.9)	(5.5)	(9.4)
Net premiums written	13.2	12.4	25.6
Change in unearned premiums	1.6	7.0	8.6
Net premiums earned	14.8	19.4	34.2

Loss and LAE	(11.0)	(4.9)	(15.9)
Acquisition costs	(4.2)	(2.1)	(6.3)
General and administrative expenses	(4.3)	(3.0)	(7.3)
Underwriting income	$(4.7)	$9.4	$4.7

A summary of Montpelier’s statements of operations by segment for the six months ended June 30, 2009 follows:

Six Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$336.5	$99.5	$7.6	$—	$(8.6)	$435.0
Reinsurance premiums ceded	(9.4)	(12.3)	(0.2)	—	8.6	(13.3)
Net premiums written	327.1	87.2	7.4	—	—	421.7
Change in unearned premiums	(115.8)	(28.3)	(2.8)	—	—	(146.9)
Net premiums earned	211.3	58.9	4.6	—	—	274.8

Loss and LAE	(49.6)	(26.6)	(3.3)	—	—	(79.5)
Acquisition costs	(31.9)	(10.5)	(1.0)	—	—	(43.4)
General and administrative expenses	(28.9)	(15.9)	(4.1)	—	14.0	(62.9)
Underwriting income	100.9	5.9	(3.8)	—	(14.0)	89.0
Net investment income	38.0	0.2	1.1	—	0.2	39.5
Gain on early extinguishment of debt	—	—	—	—	5.9	5.9
Other revenue	0.5	—	—	—	—	0.5
Net investment and foreign currency gains	84.9	(4.9)	1.0	—	(1.8)	79.2
Net income from derivative instruments	9.4	—	—	—	—	9.4
Interest and other financing expenses	(0.8)	(0.8)	—	—	(11.6)	(13.2)

Earnings before income taxes and extraordinary item	$232.9	$0.4	$(1.7)	$—	$(21.3)	$210.3

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the six months ended June 30, 2009 follows:

Six Months Ended June 30, 2009	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$28.5	$71.0	$99.5
Reinsurance premiums ceded	(4.7)	(7.6)	(12.3)
Net premiums written	23.8	63.4	87.2
Change in unearned premiums	(1.7)	(26.6)	(28.3)
Net premiums earned	22.1	36.8	58.9

Loss and LAE	(16.9)	(9.7)	(26.6)
Acquisition costs	(6.0)	(4.5)	(10.5)
General and administrative expenses	(8.5)	(7.4)	(15.9)
Underwriting income	$(9.3)	$15.2	$5.9

A summary of Montpelier’s statements of operations by segment for the three months ended June 30, 2008 follows:

Three Months Ended June 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$161.7	$30.1	$1.2	$—	$(5.3)	$187.7
Reinsurance premiums ceded	(33.8)	(5.3)	—	—	5.3	(33.8)
Net premiums written	127.9	24.8	1.2	—	—	153.9
Change in unearned premiums	(24.5)	(9.4)	(0.9)	0.1	—	(34.7)
Net premiums earned	103.4	15.4	0.3	0.1	—	119.2

Loss and LAE	(15.6)	(8.6)	(0.2)	—	—	(24.4)
Acquisition costs	(15.7)	(2.8)	(0.1)	—	—	(18.6)
General and administrative expenses	(11.2)	(8.1)	(0.5)	(0.2)	(5.8)	(25.8)
Underwriting income	60.9	(4.1)	(0.5)	(0.1)	(5.8)	50.4
Net investment income	20.9	—	0.6	0.3	0.1	21.9
Other revenue	0.2	—	—	—	—	0.2
Investment and foreign exchange losses	(20.0)	0.2	(0.6)	—	—	(20.4)
Net expense from derivative instruments	(2.3)	—	—	—	—	(2.3)
Interest and other financing expenses	(0.4)	(0.1)	—	—	(6.1)	(6.6)

Earnings before income taxes and extraordinary item	$59.3	$(4.0)	$(0.5)	$0.2	$(11.8)	$43.2

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended June 30, 2008 follows:

Three Months Ended June 30, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$11.7	$18.4	$30.1
Reinsurance premiums ceded	—	(5.3)	(5.3)
Net premiums written	11.7	13.1	24.8
Change in unearned premiums	(6.5)	(2.9)	(9.4)
Net premiums earned	5.2	10.2	15.4

Loss and LAE	(4.2)	(4.4)	(8.6)
Acquisition costs	(1.3)	(1.5)	(2.8)
General and administrative expenses	(4.3)	(3.8)	(8.1)
Underwriting income	$(4.6)	$0.5	$(4.1)

A summary of Montpelier’s statements of operations by segment for the six months ended June 30, 2008 follows:

Six Months Ended June 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$378.2	$70.1	$1.4	$0.1	$(5.3)	$444.5
Reinsurance premiums ceded	(66.0)	(7.8)	—	—	5.3	(68.5)
Net premiums written	312.2	62.3	1.4	0.1	—	376.0
Change in unearned premiums	(82.2)	(36.2)	(1.1)	3.0	—	(116.5)
Net premiums earned	230.0	26.1	0.3	3.1	—	259.5

Loss and LAE	(86.6)	(14.0)	(0.2)	—	—	(100.8)
Acquisition costs	(35.9)	(4.1)	(0.1)	(0.2)	—	(40.3)
General and administrative expenses	(23.3)	(15.8)	(2.0)	(0.7)	(11.8)	(53.6)
Underwriting income	84.2	(7.8)	(2.0)	2.2	(11.8)	64.8
Net investment income	43.8	0.1	1.1	1.2	0.2	46.4
Other revenue	0.6	—	—	—	—	0.6
Investment and foreign exchange losses	(51.2)	0.5	(0.7)	0.2	—	(51.2)
Net expense from derivative instruments	(1.4)	—	—	—	—	(1.4)
Interest and other financing expenses	(0.9)	(0.6)	—	(0.2)	(12.1)	(13.8)

Earnings before income taxes and extraordinary item	$75.1	$(7.8)	$(1.6)	$3.4	$(23.7)	$45.4

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the six months ended June 30, 2008 follows:

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

The following tables set forth Montpelier’s gross premiums written and earned by line of business and by geographic area of risks insured for the periods indicated:

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross written premiums, by line of business, within each of its operating segments during the three months ended June 30, 2009 and 2008:

Three Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$111.4	$4.9	$—	$—	$—	$116.3
Property Specialty - Treaty	10.3	5.4	—	—	—	15.7
Other Specialty - Treaty	13.5	3.2	—	—	—	16.7
Property and Specialty Individual Risk	10.0	21.5	4.2	—	—	35.7
Inter-segment reinsurance (1)	8.2	—	—	—	(8.2)	—
Total gross written premiums	$153.4	$35.0	$4.2	$—	$(8.2)	$184.4

Three Months Ended June 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$110.3	$4.1	$—	$—	$—	$114.4
Property Specialty - Treaty	8.3	6.3	—	—	—	14.6
Other Specialty - Treaty	25.0	6.3	—	—	—	31.3
Property and Specialty Individual Risk	12.8	13.4	1.2	—	—	27.4
Inter-segment reinsurance (1)	5.3	—	—	—	(5.3)	—
Total gross written premiums	$161.7	$30.1	$1.2	$—	$(5.3)	$187.7

(1)	Represents an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

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

Montpelier monitors its geographic exposures on a Company-wide basis, rather than by individual operating segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended June 30,
	2009		2008

U.S. and Canada	$127.2	69%	$138.3	74%
Worldwide (1)	27.6	15	13.4	7
Western Europe, excluding the U.K. and Ireland	1.9	1	1.3	1
Worldwide, excluding U.S. and Canada (2)	5.3	3	10.0	5
U.K. and Ireland	4.2	2	4.1	2
Japan	14.5	8	14.7	8
Other	3.7	2	5.9	3

Total gross premiums written	$184.4	100%	$187.7	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross written premiums, by line of business, within each of its operating segments during the six months ended June 30, 2009 and 2008:

Six Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$217.4	$29.7	$—	$—	$—	$247.1
Property Specialty - Treaty	38.5	16.5	—	—	—	55.0
Other Specialty - Treaty	49.5	21.9	—	—	—	71.4
Property and Specialty Individual Risk	22.5	31.4	7.6	—	—	61.5
Inter-segment reinsurance (1)	8.6	—	—	—	(8.6)	—
Total gross written premiums	$336.5	$99.5	$7.6	$—	$(8.6)	$435.0

Six Months Ended June 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$250.7	$26.7	$—	$0.1	$—	$277.5
Property Specialty - Treaty	42.7	6.5	—	—	—	49.2
Other Specialty - Treaty	59.0	14.9	—	—	—	73.9
Property and Specialty Individual Risk	20.5	22.0	1.4	—	—	43.9
Inter-segment reinsurance (1)	5.3	—	—	—	(5.3)	—
Total gross written premiums	$378.2	$70.1	$1.4	$0.1	$(5.3)	$444.5

(1)	Represents an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Six Months Ended June 30,
	2009		2008

U.S. and Canada	$241.3	55%	$222.9	50%
Worldwide (1)	72.9	17	79.6	18
Western Europe, excluding the U.K. and Ireland	29.8	7	51.0	11
Worldwide, excluding U.S. and Canada (2)	28.1	6	29.8	7
U.K. and Ireland	16.8	4	18.4	4
Japan	17.1	4	17.9	4
Other	29.0	7	24.9	6

Total gross premiums written	$435.0	100%	$444.5	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Net Premiums Earned By Line of Business and Geography

The following tables present Montpelier’s net premiums earned, by line of business, within each of its operating segments during the three months ended June 30, 2009 and 2008:

Three Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$59.6	$8.6	$—	$—	$—	$68.2
Property Specialty - Treaty	17.6	10.3	—	—	—	27.9
Other Specialty - Treaty	19.6	5.2	—	—	—	24.8
Property and Specialty Individual Risk	7.5	10.1	2.9	—	—	20.5
Total net premiums earned	$104.3	$34.2	$2.9	$—	$—	$141.4

Three Months Ended June 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$56.3	$6.1	$—	$0.1	$—	$63.1
Property Specialty - Treaty	14.0	1.9	—	—	—	15.7
Other Specialty - Treaty	24.3	1.3	—	—	—	25.4
Property and Specialty Individual Risk	8.8	6.1	0.3	—	—	15.0
Total net premiums earned	$103.4	$15.4	$0.3	$0.1	$—	$119.2

The following table sets forth a breakdown of Montpelier’s net premiums earned by geographic area of risks insured:

	Three Months Ended June 30,
	2009		2008

U.S. and Canada	$82.0	58%	$73.8	62%
Worldwide (1)	23.0	16	8.6	7
Western Europe, excluding the U.K. and Ireland	9.3	7	13.8	12
Worldwide, excluding U.S. and Canada (2)	8.7	6	9.4	8
U.K. and Ireland	5.8	4	6.4	5
Japan	6.0	4	4.8	4
Other	6.6	5	2.4	2

Total net premiums earned	$141.4	100%	$119.2	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net premiums earned, by line of business, within each of its operating segments during the six months ended June 30, 2009 and 2008:

Six Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$117.1	$15.6	$—	$—	$—	$132.7
Property Specialty - Treaty	39.7	15.4	—	—	—	55.1
Other Specialty - Treaty	39.1	10.8	—	—	—	49.9
Property and Specialty Individual Risk	15.5	17.0	4.6	—	—	37.1
Total net premiums earned	$211.3	$58.9	$4.6	$—	$—	$274.8

Six Months Ended June 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$126.8	$11.8	$—	$3.1	$—	$141.7
Property Specialty - Treaty	37.8	2.0	—	—	—	39.8
Other Specialty - Treaty	46.8	2.4	—	—	—	49.2
Property and Specialty Individual Risk	18.6	9.9	0.3	—	—	28.8
Total net premiums earned	$230.0	$26.1	$0.3	$3.1	$—	$259.5

The following table sets forth a breakdown of Montpelier’s net premiums earned by geographic area of risks insured:

	Six Months Ended June 30,
	2009		2008

U.S. and Canada	$155.3	57%	$131.2	50%
Worldwide (1)	44.6	16	47.2	18
Western Europe, excluding the U.K. and Ireland	18.7	7	30.8	12
Worldwide, excluding U.S. and Canada (2)	17.1	6	22.3	9
U.K. and Ireland	11.6	4	14.6	6
Japan	11.4	4	10.7	4
Other	16.1	6	2.7	1

Total net premiums earned	$274.8	100%	$259.5	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

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

The following table outlines the Company’s computation of earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings per share numerators:
Net income attributable to the Company before extraordinary item	$159.0	$43.1	$211.3	$43.4
Excess of fair value of acquired net assets over cost - Blue Ocean	—	1.0	—	1.0
Net earnings allocated to participating securities	(2.8)	(0.6)	(3.6)	(0.6)
Net income attributable to common shareholders	$156.2	$43.5	$207.7	$43.8

Earnings per share denominator (millions of shares):
Average common shares outstanding	86.4	93.0	88.3	94.6
Average common shares under the Share Issuance Agreement	—	(7.9)	(2.6)	(7.9)
Average vested participating securities	—	0.4	—	0.4
Earnings per share denominator	86.4	85.5	85.7	87.1

Basic and diluted earnings per share:
Net income attributable to the Company before extraordinary item	$1.81	$0.50	$2.42	$0.49
Excess of fair value of acquired net assets over cost - Blue Ocean	—	0.01	—	0.01
Net income attributable to common shareholders	$1.81	$0.51	$2.42	$0.50

11.  Commitments and Contingent Liabilities

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at June 30, 2009.

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

Montpelier underwrites the majority of its business through insurance and reinsurance brokers.  Credit risk exists should any of these brokers be unable to fulfill their contractual obligations to us.  For example, Montpelier is frequently required to pay amounts owed on claims under our policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, Montpelier might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received the premiums.

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

Investment Commitment

As of June 30, 2009, Montpelier had unfunded commitments to invest $29.5 million into three separate private investment funds.

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

The Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re.  Montpelier Re shall not pay dividends to the Company in any year which would exceed 25% of its prior year statutory capital and surplus or reduce its prior year statutory capital by 15% or more, without the prior notification to, and in certain cases the approval of, the BMA.  In addition, Montpelier Re shall not declare or pay a dividend, or make a distribution out of contributed surplus, if the realizable value of its assets would be less than the aggregate of its liabilities, issued share capital and share premium accounts.

The Bermuda Companies Act 1981 also limits the Company’s ability to pay dividends and distributions to shareholders.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s net capital requirement as of June 30, 2009 was fulfilled through a secured letter of credit facility of $230.0 million. See Note 5.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”).  Under the Trust Funds’ deeds, those monies may only be used for the payment of claims and valid expenses. Profits held within the Trust Funds, including investment income earned thereon, may be distributed to the corporate member annually, subject to meeting Lloyd’s requirements.  Trust Fund monies not required to meet cash calls and/or loss payments may also be used towards a corporate member’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Trust Funds applicable to the closed underwriting year may be distributed to the corporate member.  As of June 30, 2009, Syndicate 5151 held $64.6 million in cash, and $13.3 million in investment securities, within the Trust Funds.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in 45 additional states and the District of Columbia. MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners Non-Admitted Insurance Model Act, which have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

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

The following tables summarize Montpelier’s performance share activity for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	172,000	$0.9	325,000	$5.1
New awards	—	—	—	—
Payments	—	—	—	—
Actual Forfeitures	—	—	—	—
Expense recognized	—	0.3	—	1.2
End of period	172,000	$1.2	325,000	$6.3

	Six Months Ended June 30,
	2009		2008
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	325,000	$4.0	335,000	$4.9
New awards	—	—	—	—
Payments (1)	(153,000)	(2.5)	—	—
Actual Forfeitures	—	—	(10,000)	(0.1)
Expense (income) recognized	—	(0.3)	—	1.5
End of period	172,000	$1.2	325,000	$6.3

(1)          Performance share payments made in 2009 for the 2006-2008 performance cycle ranged from 95.1% to 116.2% of target.

All of the performance shares outstanding at June 30, 2009 were issued with respect to the 2007-2009 performance cycle.  If the performance shares were vested on June 30, 2009, the total additional compensation cost to be recognized would be $0.3 million based on current accrual factors (share price and payout assumptions).

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

In order to alleviate this potential mismatch between taxation and receipt of the common shares, the Company formally decided, on December 3, 2008, to amend certain outstanding RSU awards to accelerate the distribution of the underlying common shares to coincide more closely to the vesting date.  The amendment to the award agreements will not change the applicable vesting date, but will allow participants to receive their shares during the same period in which they will be taxable.

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

For the RSU award cycle from 2009 to 2012, the number of Variable RSUs to be awarded will be determined based on a 2009 target ROE of 9.77%.  At an achieved ROE of 9.77% “Target” the Company would expect to grant approximately 690,000 Variable RSUs to participants, at an ROE of 3.77% (“Threshold”) the Company would not expect to grant any Variable RSUs to participants and at an ROE of 19.77% (“Maximum”) the Company would expect to grant approximately 1,380,000 Variable RSUs to participants.

The following tables outline Montpelier’s RSU activity for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,487,195	$15.4	1,789,328	$17.0
Fixed RSUs awarded	7,500	0.1	114,960	1.6
Changes in Variable RSU projections, 2009-2012 award cycle	347,035	5.5	—	—
Change in assumptions, including expected forfeitures	—	—	—	(3.0)
Payments	(76,967)	—	—	—
Actual forfeitures	—	—	(3,000)	—
Expense recognized	—	(3.9)	—	(1.9)
End of period	1,764,763	$17.1	1,901,288	$13.7

	Six Months Ended June 30,
	2009		2008
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,281,619	$7.4	1,109,083	$7.3
Fixed RSUs awarded	7,500	0.1	211,999	5.1
Variable RSUs projected to be awarded, 2008-2011 award cycle	—	—	594,539	9.1
Changes in Variable RSU projections, 2008-2011 award cycle	(19,662)	(0.2)	—	—
Variable RSUs projected to be awarded, 2009-2012 award cycle	1,032,752	16.4	—	—
Change in assumptions, including expected forfeitures	—	—	—	(3.0)
Payments	(537,446)	—	—	—
Actual forfeitures	—	—	(14,333)	—
Expense recognized	—	(6.6)	—	(4.8)
End of period	1,764,763	$17.1	1,901,288	$13.7

At grant date the Company assumes a 3% to 9% forfeiture rate, depending on the term of the award.  Actual forfeitures are periodically compared to assumed forfeitures and adjustments are made as deemed necessary.

On the basis of results achieved during the first six months of 2009, as of June 30, 2009, the Company anticipates issuing a total of 1,032,752 Variable RSUs for the 2009-2012 award cycle. The actual number of Variable RSUs to be awarded for the 2009 to 2012 cycle may be more or less than this anticipated total and, as previously mentioned, will not be fixed and determinable until the completion of the Initial RSU Period.

During the first quarter of 2009 the Company formally granted 296,374 Variable RSUs for the 2008-2011 award cycle on the basis of achieving an ROE of 8.11% during 2008.  As of December 31, 2008, the Company had projected that it would grant 316,036 RSUs in 2009 for the 2008-2011 award cycle.

In January 2009, the Company paid out 460,479 vested RSUs and withheld, at the recipient’s election, 64,603 RSUs to provide for statutory income tax liabilities.  As a result, the Company issued 395,876 shares from its treasury on December 31, 2008.  See Note 8.  The fair value of the 460,479 vested RSUs paid out during 2009 was $7.1 million.

In June 2009, the Company paid out 76,967 vested RSUs and withheld, at the recipient’s election, 22,708 RSUs  to provide for statutory income tax liabilities.  As a result, the Company issued 54,259 shares from its treasury on June 15, 2009.  See Note 8.  The fair value of the 76,967 vested RSUs paid out during 2009 was $1.1 million.

None of the outstanding RSUs at June 30, 2009 were vested.

During the second quarter of 2008, the Company revised certain key assumptions associated with its outstanding RSU awards resulting in a decrease in the unamortized grant date fair value of such awards of $3.0 million.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at June 30, 2009, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Three-year RSU awards granted in 2007	162,837	0.5
Five-year RSU awards granted in 2007	137,300	1.0
Four-year RSU awards granted 2008	269,774	2.1
Five-year RSU awards granted in 2008	154,600	1.3
Four-year RSU awards projected to be granted in 2009	1,032,752	12.1
Five-year RSU awards granted in 2009	7,500	0.1
Total RSUs outstanding at June 30, 2009	1,764,763	17.1

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $6.3 million during the balance of 2009.  In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $6.3 million, $3.3 million and $1.2 million during 2010, 2011 and 2012, respectively.

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

In light of the EES Act, the Company resolved to permit directors who participate in the Directors Share Plan to elect to receive their shares prior to December 31, 2017.  All participating directors elected to receive payment for their outstanding DSUs in January 2009, which resulted in the issuance of 26,703 Common Shares and the payment of $237,549.  The fair value of the DSUs paid out during 2009 was $0.6 million.

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

During the first quarter of 2009, Montpelier changed its tax election in the U.K. with respect to the tax treatment of certain intercompany transactions.  As a result of this change, Montpelier recorded a $1.0 million tax benefit and is entitled to a refund of $0.7 million in income taxes it had paid to the U.K. The Company and its subsidiaries incurred and paid $0.1 million in income taxes during the six months ended June 30, 2008.

Bermuda

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean and Blue Ocean Re, have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United Kingdom

MCL, MUA, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the six months ended June 30, 2009 and 2008, these companies had pretax income (loss) of $0.7 million and $(0.7) million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses give rise to a deferred tax asset, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established an offsetting $13.6 million U.K. deferred tax asset valuation allowance against its existing deferred tax asset at June 30, 2009.  Net operating losses in the U.K. may generally be carried forward to offset future income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes.  During the six months ended June 30, 2009 and 2008, such income taxes totaled less than $0.1 million.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the six months ended June 30, 2009 and 2008, these companies incurred a pretax loss of $8.7 million and $7.7 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses give rise to a deferred tax asset, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, the Company has established an offsetting $11.9 million U.S. deferred tax asset valuation allowance against its existing deferred tax asset at June 30, 2009.  This net operating loss may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

In addition to U.S. Federal income tax, the Company’s U.S.-based operations are subject to state and local income taxes.  During the six months ended June 30, 2009 and 2008, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the six months ended June 30, 2009 and 2008, such income taxes totaled less than $0.1 million.

Note 15.  Fair Value of Financial Instruments

FAS No. 107, “Disclosure about Fair Value of Financial Instruments”, requires disclosure of fair value information for certain financial instruments. For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its financial instruments, as defined in FAS 107, on its consolidated balance sheets at fair value with the exception of its fixed-rate debt.

The Company’s fixed-rate debt consists of the Senior Notes and the Junior Notes. At June 30, 2009 and December 31, 2008, the fair value of the Senior Notes was $183.8 million and $193.2 million, respectively, which compared to an unamortized  carrying value of $229.0 million and $250.0 million, respectively.  At June 30, 2009 and December 31, 2008, the fair value of the Junior Notes was $59.8 million and $61.9 million, respectively, which compared to a carrying value of $103.1 million.

The fair value of the Senior Notes was based on quoted market prices. The fair value of the Junior Notes was based on quoted market prices for similar securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and our financial condition as of June 30, 2009 and December 31, 2008.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. See “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission and as amended herein in Part II, Item 1A. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

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

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature. During the first half of 2009, we have observed positive pricing trends in the majority of our business lines, ending consecutive price reductions experienced over the past two years. These price increases also affected the cost of our ceded reinsurance protection, with the overall impact being a reduction in both our gross exposure and our reinsurance purchases.

Gross premiums written during the six months ended June 30, 2009 were down 2% as compared to the same period in 2008. This reduction relates primarily to our property catastrophe treaty business, in which we decided to reduce gross exposures at January 1st  in anticipation of the lapsing of certain reinsurance covers. The reduction in gross premium volume was partially offset by: (i) increases in property specialty treaty and individual risk premium written outside of Bermuda; and (ii) price increases on renewal business in most of the classes we write. Despite the reduction in our gross premiums, our net premiums written to date in 2009 have increased by 12% from the first half of 2008 as a result of a significant reduction in our reinsurance premiums ceded.

We assign a price index percentage to business which we renew. This index represents an internal subjective measure which takes into account both changes in pricing and terms and conditions. The index does not reflect deteriorating pricing or terms of business on risks we decline to renew. The cumulative premium-weighted renewal price index  to date, including the July 1st renewals, was 105%, with U.S. catastrophe-exposed business showing the most marked improvements from the prior year. This positive price movement is also affecting direct and facultative risks that are not catastrophe-exposed, but to a lesser extent.  Our specialty treaty book of business is also showing positive price movement, although the casualty sector remains relatively weak.

A relatively small portion of our annual premiums will be written during the remainder of 2009, and we expect the market conditions to remain favorable for the balance of the year. However, in the absence of a major catastrophe or other event reducing the amount of available capital in the reinsurance market, we expect that the January 1, 2010 renewals will represent a far more challenging environment than that of 2009.

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

Exposure Management

We track gross reinsurance treaty contract limits that we deem exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of June 30, 2009, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Event / Resulting Market Loss	Our Average Market Share

U.S. Hurricane / $50 billion	0.7%

U.S. Earthquake / $50 billion	0.9%

Europe Windstorm / $20 billion	1.3%

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

Summary Financial Results

We ended the first half of 2009 with a fully converted tangible book value per share of $18.06, an increase of 11.2% for the past three months, 14.7% for the past six months and 0.9% for the past twelve months, inclusive of dividends. The increase in fully converted tangible book value per share experienced during the second quarter of 2009 resulted from favorable underwriting and investing results.

Our comprehensive income for the second quarter of 2009 was $162.5 million and our GAAP combined ratio was 61.5%, compared to comprehensive income of $44.2 million and a GAAP combined ratio of 57.7% for the second quarter of 2008.

Our underwriting results for the second quarter of 2009 benefitted from the lack of significant catastrophe losses and favorable prior year net loss reserve development of $17.3 million. Our underwriting results for the second quarter of 2008 included net losses of $15.0 million relating to U.S. weather events and $6.0 million from one individual risk claim, offset by $27.8 million of favorable prior year net loss reserve development.

Net realized and unrealized investment gains experienced during the second quarter of 2009 were $89.3 million compared to $16.5 million of net realized and unrealized investment losses experienced during the second quarter of 2008.

Our comprehensive income for the first six months of 2009 was $213.6 million and our GAAP combined ratio was 67.6%, compared to comprehensive income of $42.4 million and a GAAP combined ratio of 75.0% for the comparable 2008 period.

Our underwriting results for the first six months of 2009 were impacted by a $14.4 million net loss from European Windstorm Klaus. The net impact from this event was offset by $32.0 million of favorable prior year net loss reserve  development during the first half of 2009. Significant loss events occurring during the first six months of 2008 included, in addition to those described above, European windstorm Emma and four individual risk losses, which generated net losses of $14.4 million and $42.8 million, respectively. Partially offsetting these 2008 losses was $48.8 million of favorable prior year net loss reserve development.

Net realized and unrealized investment gains experienced during the first six months of 2009 were $86.4 million compared to $56.2 million of net realized and unrealized investment losses experienced during the comparable 2008 period.

During the first half of 2009 we recognized a $5.9 million gain on early extinguishment of debt in connection with the repurchase and retirement of $21.0 million in face value of our Senior Notes.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share as of the dates presented:

	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	June 30, 2008
Book value per share numerators (millions of dollars):

[A] Common shareholders’ equity	$1,597.0	$1,437.3	$1,357.6	$1,571.7
Intangible asset (1)	(4.8)	(4.8)	(4.8)	(4.8)
[B] Fully converted tangible book value per share numerator	$1,592.2	$1,432.5	$1,352.9	$1,566.9

Book value per share denominators (thousands of shares):

Common shares outstanding	86,383	86,329	91,827	92,164
Common shares subject to the share issuance agreement (2)	—	—	(7,920)	(7,920)
[C] Book value per share denominator	86,383	86,329	83,907	84,244

Common share obligations under benefit plans	1,765	1,487	1,281	1,901
[D] Fully converted book value per share denominator	88,148	87,816	85,188	86,145

Book value per share [A] / [C]	$18.49	$16.65	$16.18	$18.66
Fully converted book value per share [A] / [D]	18.12	16.37	15.94	18.24
Fully converted tangible book value per share [B] / [D]	18.06	16.31	15.88	18.19

Change in fully converted tangible book value per share: (3)
From March 31, 2009	11.2%
From December 31, 2008	14.7%
From June 30, 2008	0.9%

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

(3)   Computed as the change in fully converted tangible book value per share for the period, as adjusted for dividends declared of $0.075 per quarter.

We believe that our computations of fully converted tangible book value per share and the change in fully converted tangible book value per share, as adjusted for dividends, are measurements which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Consolidated Results of Operations

Our consolidated financial results for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Gross premiums written	$184.4	$187.7	$435.0	$444.5
Reinsurance premiums ceded	(0.5)	(33.8)	(13.3)	(68.5)
Net premiums written	183.9	153.9	421.7	376.0
Change in net unearned premiums	(42.5)	(34.7)	(146.9)	(116.5)
Net premiums earned	141.4	119.2	274.8	259.5

Net investment income	20.5	21.9	39.5	46.4
Net realized and unrealized investment gains (losses)	89.3	(16.5)	86.4	(56.2)
Net foreign exchange gains (losses)	(3.3)	(3.9)	(7.2)	5.0
Net income (expense) from derivative instruments	4.5	(2.3)	9.4	(1.4)
Gain on early extinguishment of debt	—	—	5.9	—
Other revenue	0.3	0.2	0.5	0.6
Total revenues	252.7	118.6	409.3	253.9

Underwriting expenses:
Loss and LAE — current year losses	50.6	52.2	111.5	149.6
Loss and LAE — prior year losses	(17.3)	(27.8)	(32.0)	(48.8)
Acquisition costs	19.5	18.6	43.4	40.3
General and administrative expenses	34.2	25.8	62.9	53.6

Non-underwriting expenses:
Interest and other financing expenses	6.7	6.6	13.2	13.8
Total expenses	93.7	75.4	199.0	208.5

Earnings before income taxes and extraordinary item	159.0	43.2	210.3	45.4
Income tax benefit (provision)	—	(0.1)	1.0	(0.1)
Net income before extraordinary item	159.0	43.1	211.3	45.3
Net income attributable to noncontrolling interest in Blue Ocean	—	—	—	(1.9)
Net income attributable to the Company before extraordinary item	159.0	43.1	211.3	43.4
Excess of fair value of acquired net assets over cost - Blue Ocean	—	1.0	—	1.0
Net income attributable to the Company	159.0	44.1	211.3	44.4
Other comprehensive income (loss)	3.5	0.1	2.3	(2.0)
Comprehensive income	$162.5	$44.2	$213.6	$42.4

Loss and LAE ratio	23.6%	20.5%	28.9%	38.8%
Acquisition expense ratio	13.7%	15.6%	15.8%	15.5%
General and administrative expense ratio	24.2%	21.6%	22.9%	20.7%

GAAP combined ratio	61.5%	57.7%	67.6%	75.0%

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

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Gross premiums written	$153.4	$161.7	$336.5	$378.2
Reinsurance premiums ceded	0.9	(33.8)	(9.4)	(66.0)
Net premiums written	154.3	127.9	327.1	312.2
Change in unearned premiums	(50.0)	(24.5)	(115.8)	(82.2)
Net premiums earned	104.3	103.4	211.3	230.0

Loss and LAE — current year losses	(29.8)	(43.7)	(75.8)	(135.3)
Loss and LAE — prior year losses	14.4	28.1	26.2	48.7
Acquisition costs	(12.6)	(15.7)	(31.9)	(35.9)
General and administrative expenses	(15.3)	(11.2)	(28.9)	(23.3)

Underwriting income	$61.0	$60.9	$100.9	$84.2

Gross and Net Premiums Written

The following tables summarize gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended June 30,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$111.4	73%	$110.3	68%
Property Specialty - Treaty	10.3	7	8.3	5
Other Specialty - Treaty	13.5	9	25.0	16
Property and Specialty Individual risk	10.0	6	12.8	8
Inter-segment reinsurance (1)	8.2	5	5.3	3

Gross premiums written	153.4	100%	161.7	100%
Reinsurance premiums ceded	0.9		(33.8)
Net premiums written	$154.3		$127.9

	Six Months Ended June 30,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$217.4	64%	$250.7	66%
Property Specialty - Treaty	38.5	11	42.7	11
Other Specialty - Treaty	49.5	15	59.0	16
Property and Specialty Individual risk	22.5	7	20.5	6
Inter-segment reinsurance (1)	8.6	3	5.3	1

Gross premiums written	336.5	100%	378.2	100%
Reinsurance premiums ceded	(9.4)		(66.0)
Net premiums written	$327.1		$312.2

(1)    Represents an inter-segment reinsurance arrangement with Montpelier Syndicate 5151.  This intercompany arrangement is eliminated in consolidation.

Gross premiums written during the three and six month ended June 30, 2009 decreased by 5% and 11%, respectively, over the comparable 2008 periods. The reduction in gross premiums written during the second quarter relates primarily to our Other Specialty - Treaty line of business, which has been affected by deteriorating pricing in casualty submissions. The reduction in gross premiums written to date relates mainly to our Property Catastrophe - Treaty line of business which reflects our decision to reduce gross exposures in connection with the lapsing of certain outward reinsurance protections, partially offset by price increases on 2009 renewal business.

Reinstatement premium reversals included in gross premiums written were $0.4 million and $4.7 million during the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $0.7 million during the six months ended June 30, 2009 and 2008, respectively.  These reinstatement reversals were the result of prior year favorable loss development.

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

Net premiums written during the three and six month ended June 30, 2009 increased by 21% and 5%, respectively, over the comparable 2008 periods. These increases are the result of a reduction in the amount of retrocessional reinsurance purchased during the periods.  As the cost of such reinsurance has dramatically increased, Montpelier Bermuda has reduced its gross exposure along with its ceded reinsurance protection.

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

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during the three and six months ended June 30, 2009 were $104.3 million and $211.3 million, respectively, versus $103.4 million and $230.0 million for the comparable 2008 periods. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s net loss and LAE for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Gross unpaid loss and LAE reserves - beginning	$709.8	$821.3	$750.0	$839.8
Reinsurance recoverable on unpaid losses - beginning	(97.1)	(122.9)	(114.1)	(135.8)
Net unpaid loss and LAE reserves - beginning	612.7	698.4	635.9	704.0

Losses and LAE incurred:
Current year losses	29.8	43.7	75.8	135.3
Prior year losses	(14.4)	(28.1)	(26.2)	(48.7)
Total losses and LAE incurred	15.4	15.6	49.6	86.6

Losses and LAE paid	(41.0)	(33.9)	(98.4)	(110.5)

Net unpaid loss and LAE reserves - ending	587.1	680.1	587.1	680.1
Reinsurance recoverable on unpaid losses - ending	79.6	114.0	79.6	114.0
Gross unpaid loss and LAE reserves - ending	$666.7	$794.1	$666.7	$794.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Loss and LAE ratio - current year	28.6%	42.3%	35.9%	58.8%
Loss and LAE ratio - prior year	(13.8)%	(27.2)%	(12.4)%	(21.1)%

Loss and LAE ratio	14.8%	15.1%	23.5%	37.7%

Three Months Ended June 30, 2009 and 2008

Net loss and LAE relating to current year events was $29.8 million and $43.7 million for the three months ended June 30, 2009 and 2008, respectively. The largest contributors to the 2009 losses were $5.5 million incurred as a result of tornadoes and other small events in the U.S., an additional $4.5 million incurred as a result of European Windstorm Klaus and $6.1 million of IBNR posted in relation to Montpelier Bermuda’s casualty book of business. During the second quarter of 2008, Montpelier Bermuda incurred net losses of $15.0 million from U.S. weather events and $6.0 million from a single risk claim. Net current year losses include reinsurance recoveries of $0.3 million  and $8.7 million during the second quarter of 2009 and 2008, respectively.

Net favorable loss and LAE development relating to prior year losses was $14.4 million and $28.1 million for the three months ended June 30, 2009 and 2008, respectively. Of the total 2009 reserve release, $4.2 million related to Hurricane Ike and $4.5 million related to 2004 and 2005 hurricanes. Of the total 2008 release, the majority related to 2004 and 2005 hurricane and 2007 U.K. flood losses.

Montpelier Bermuda’s net favorable development includes a decrease in estimated reinsurance recoveries of $13.6 million and $5.1 million for the three months ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009 and 2008, net loss and LAE relating to current year events totaled $75.8 million and $135.3 million, respectively. During the first six months of 2009, significant current year net losses included those incurred during the second quarter of 2009, as previously described, in addition to a net loss of $9.9 million relating to European Windstorm Klaus. During the first six months of 2008, significant current net losses included those losses incurred during the second quarter of 2008, as previously described, in addition to $14.4 million as a result of European windstorm Emma and $42.8 million due to four significant individual risk losses.

Net favorable loss and LAE development relating to prior year losses was $26.2 million and $48.7 million for the six months ended June 30, 2009 and 2008, respectively. In addition to those reserve releases recorded during the second quarter of 2009, as previously described, Montpelier Bermuda experienced $6.5 million of favorable development relating to 2005 and 2007 catastrophes during the first quarter of 2009.  In addition to those reserve releases recorded during the second quarter of 2008, as previously described, Montpelier Bermuda experienced $19.2 million of favorable development during the first quarter of 2008 associated with the 2004 and 2005 hurricanes and the U.K. floods, California wildfires and European windstorm Kyrill that occurred during 2007.  The remaining net favorable development during these periods related to many classes of business.

Montpelier Bermuda’s net favorable development includes increases (decreases) in estimated ultimate reinsurance recoveries of $(25.1) million and $16.6 million for the six months ended June 30, 2009 and 2008 respectively.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Acquisition costs	$12.6	$15.7	$31.9	$35.9
General and administrative expenses	15.3	11.2	28.9	23.3

Acquisition cost ratio	12.0%	15.1%	15.1%	15.6%
General and administrative expense ratio	14.6%	10.8%	13.7%	10.1%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions, which are accrued based on the estimated results of the subject contract, totaled $0.2 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and totaled $1.2 and $2.6 million for the six months ended June 30, 2009 and 2008, respectively. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

Non-recurring adjustments made on proportional contracts during the second quarter of 2009 resulted in a decrease in the acquisition costs ratio versus that of the comparable 2008 period. Excluding the impact of profit commissions, the acquisition cost ratio experienced during the six month period ending June 30, 2009 is largely consistent with that of the comparable 2008 period.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Fixed expenses	$12.9	$9.4	$25.5	$19.9
Share based and other incentive compensation	2.4	1.8	3.4	3.4

General and administrative expenses	$15.3	$11.2	$28.9	$23.3

The increase in fixed expenses incurred during the three and six months ended June 30, 2009, as compared to the comparable 2008 periods, is primarily the result of the completion and implementation of a new reinsurance accounting system in 2009. Fixed expenses recognized during the 2009 periods include the amortization of this capitalized asset, as well as maintenance and enhancement costs incurred subsequent to its implementation.

The significant increase in share based and other incentive compensation recognized during the three months ended June 30, 2009, versus that of the comparable 2008 period, is the result of above-target incentive compensation accruals made in response to stronger operating results achieved by the Company to date.  For the six months ended June 30, 2009, this  increase  was largely offset by a reduction in the accrued value of outstanding performance share awards in response to a decrease in the value of the Company’s common shares.

MONTPELIER SYNDICATE 5151

Our underwriting results at Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Gross premiums written	$35.0	$30.1	$99.5	$70.1
Reinsurance premiums ceded	(9.4)	(5.3)	(12.3)	(7.8)
Net premiums written	25.6	24.8	87.2	62.3
Change in unearned premiums	8.6	(9.4)	(28.3)	(36.2)
Net premiums earned	34.2	15.4	58.9	26.1

Loss and LAE – current year losses	(19.0)	(8.3)	(32.9)	(14.1)
Loss and LAE – prior year losses	3.1	(0.3)	6.3	0.1
Acquisition costs	(6.3)	(2.8)	(10.5)	(4.1)
General and administrative expenses	(7.3)	(8.1)	(15.9)	(15.8)

Underwriting income (loss)	$4.7	$(4.1)	$5.9	$(7.8)

Gross and Net Premiums Written

The following tables summarize gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended June 30,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$4.9	14%	$4.1	14%
Property Specialty - Treaty	5.4	15	6.3	21
Other Specialty - Treaty	3.2	9	6.3	21
Property and Specialty Individual Risk	21.5	62	13.4	44

Gross premiums written	35.0	100%	30.1	100%
Reinsurance premiums ceded including inter-segment reinsurance (1)	(9.4)		(5.3)
Net premiums written	$25.6		$24.8

	Six Months Ended June 30,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$29.7	30%	26.7	38%
Property Specialty - Treaty	16.5	16	6.5	9
Other Specialty - Treaty	21.9	22	14.9	21
Property and Specialty Individual Risk	31.4	32	22.0	32

Gross premiums written	99.5	100%	70.1	100%
Reinsurance premiums ceded including inter-segment reinsurance (1)	(12.3)		(7.8)
Net premiums written	$87.2		$62.3

(1) Represents an inter-segment reinsurance arrangement with Montpelier Bermuda.  This intercompany arrangement is eliminated in consolidation.

During the second quarter of 2009, gross premiums written within our Montpelier Syndicate 5151 segment increased by approximately 16% as compared to the same period in 2008.   The increase was generated primarily by the Property and Specialty Individual Risk line of business, which saw premiums grow by 60% period over period.  This growth was the result of improved pricing and submission flow from Syndicate 5151’s U.S.-based underwriters, and from new engineering business written by Syndicate 5151’s U.K.-based underwriters.

During the six months ended June 30,  2009, Montpelier Syndicate 5151’s gross written premiums totaled $99.5 million, a 42% increase over the comparable 2008 period. The growth in premiums was due primarily to the following:

•                  Property Specialty - Treaty increased 154% mainly as a result of improved pricing, terms and conditions seen by both our U.K. and U.S.-based underwriters in the per risk excess of loss book of business,

•                  Other Specialty -Treaty premiums increased 47% as a result of the expansion in the engineering, terrorism, accident and health, and satellite books of business, mainly by Montpelier Syndicate 5151’s U.K.-based underwriters, and

•                  Property and Specialty Individual Risk premiums increased by 43%, mainly for the same reasons as those driving the growth in premiums during the second quarter of 2009 discussed above.

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

Net Premiums Earned

Net premiums earned within Montpelier Syndicate 5151 during the three months and six months ended June 30, 2009 were $34.2 and $58.9 million respectively, versus $15.4 and $26.1 million  for the comparable 2008 periods, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s net loss and LAE for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Gross unpaid loss and LAE reserves - beginning	$57.4	$9.0	$48.8	$4.2
Reinsurance recoverable on unpaid losses - beginning	—	—	—	—
Net unpaid loss and LAE reserves - beginning	57.4	9.0	48.8	4.2

Losses and LAE incurred:
Current year losses	19.0	8.3	32.9	14.1
Prior year losses	(3.1)	0.3	(6.3)	(0.1)
Total losses and LAE incurred	15.9	8.6	26.6	14.0

Net impact of foreign currency movements	0.3	—	(0.3)	—

Losses and LAE paid	(2.3)	(0.1)	(3.8)	(0.7)

Net unpaid loss and LAE reserves - ending	71.3	17.5	71.3	17.5
Reinsurance recoverable on unpaid losses - ending	—	—	—	—
Gross unpaid loss and LAE reserves - ending	$71.3	$17.5	$71.3	$17.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Loss and LAE ratio - current year	55.7%	53.9%	55.9%	54.0%
Loss and LAE ratio - prior year	(8.8)%	1.9%	(10.7)%	(0.4)%

Loss and LAE ratio	46.8%	55.8%	45.2%	53.6%

Montpelier Syndicate 5151’s net loss and LAE relating to current year losses was $19.0 million and $8.3 million during the three months ended June 30, 2009 and 2008, respectively, and $32.9 million and $14.1 million for the six month periods ending June 30, 2009 and 2008, respectively.  The bulk of the incurred losses in all periods presented represent IBNR as few claims were reported during the periods.

During the second quarter of 2009, Montpelier Syndicate 5151 recorded $3.1 million of favorable development relating to prior year losses versus $0.3 million of adverse development in the comparable period of 2008. The majority of the 2009 favorable development related to a reduction in Hurricane Ike estimates of $1.0 million and a $1.7 million reduction of reserves on one large reported claim which occurred in 2008.

During the six months ended June 30, 2009 and 2008, Montpelier Syndicate 5151 experienced favorable prior year loss development of $6.3 million and $0.1 million, respectively.  In addition to those reserve releases recorded during the second quarter of 2009, as previously described, the majority of the favorable development of the first half of 2009 related to several prior year large individual losses within the Property Specialty - Treaty line of business.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Acquisition costs	$6.3	$2.8	$10.5	$4.1
General and administrative expenses	7.3	8.1	15.9	15.8

Acquisition cost ratio	18.5%	18.2%	17.9%	15.6%
General and administrative expense ratio	21.2%	52.7%	26.9%	60.5%

During the first quarter of 2008, Montpelier Syndicate 5151’s acquisition cost ratio was reduced by approximately 3 percentage points as a result of a premium deficiency adjustment recorded in that quarter. Excluding this charge, Montpelier Syndicate 5151’s acquisition cost ratio has remained largely constant during each of the periods presented.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Fixed expenses	$4.5	$6.8	$11.3	$12.8
Incentive compensation	2.8	1.3	4.6	3.0

General and administrative expenses	$7.3	$8.1	$15.9	$15.8

Montpelier Syndicate 5151’s fixed expenses represent salaries and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland, intercompany allocations of information technology and risk modeling expenses and fees charged by Lloyd’s and Spectrum.

Lloyd’s-related fees were negative during the three months ended June 30, 2009 totaling $(1.3) million versus $1.7 million for the comparable period in 2008. This decrease reflects a $2.1 million credit in respect of Lloyd’s fees related to the 2008 and 2007 years of account, for which Montpelier Syndicate 5151 was originally charged on the basis of underwriting capacity (also known as its “Stamp Capacity”), but which was ultimately charged on the basis of premiums actually written.  Additionally, Spectrum management fees decreased by $0.7 million during the 2009 second quarter, as compared to the 2008 second quarter, due to the establishment of MUA which now manages Syndicate 5151’s operations. Other fixed expenses increased by $1.5 million for the second quarter of 2009 versus the comparable period of 2008 due primarily to increases in staff and premises costs related to Syndicate 5151’s growing operations.

For the six months ended June 30, 2009, fixed expenses decreased by $1.5 million as compared to the same period in 2008 due to the reasons previously described and, to a lesser extent, by a weakening in the British pound versus the U.S. dollar.

Share based and other incentive compensation represents annual and long-term incentive costs related to Montpelier Syndicate 5151’s employees. The increase in incentive compensation costs during the three and six months ended 2009 versus that of the comparable 2008 period is due to an increase in staff count combined with above-target incentive compensation accruals made in response to stronger operating results achieved by the Company to date.

MUSIC

Our underwriting results at MUSIC for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008

Gross premiums written	$4.2	$1.2	$7.6	$1.4
Reinsurance premiums ceded	(0.2)	—	(0.2)	—
Net premiums written	4.0	1.2	7.4	1.4
Change in unearned premiums	(1.1)	(0.9)	(2.8)	(1.1)
Net premiums earned	2.9	0.3	4.6	0.3

Loss and LAE – current year losses	(1.8)	(0.2)	(2.8)	(0.2)
Loss and LAE – prior year losses	(0.2)	—	(0.5)	—
Acquisition costs	(0.6)	(0.1)	(1.0)	(0.1)
General and administrative expenses	(2.3)	(0.5)	(4.1)	(2.0)

Underwriting loss	$(2.0)	$(0.5)	$(3.8)	$(2.0)

Premiums written and earned

MUSIC wrote $4.2 million and $1.2 million of gross premiums during the three months ended June 30, 2009 and 2008, respectively, and $7.6 million and $1.4 million during the six months ended June 30, 2009 and 2008 respectively. All premiums written to date by MUSIC relate to the Property and Specialty Individual Risk line of business.

Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s net loss and LAE for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Gross unpaid loss and LAE reserves - beginning	$11.3	$16.4	$10.1	$16.7
Reinsurance recoverable on unpaid losses - beginning	(8.8)	(16.4)	(8.8)	(16.7)
Net unpaid loss and LAE reserves - beginning	2.5	—	1.3	—

Losses and LAE incurred:
Current year losses	1.8	0.2	2.8	0.2
Prior year losses	0.2	—	0.5	—
Total losses and LAE incurred	2.0	0.2	3.3	0.2

Losses and LAE paid	(0.8)	—	(0.9)	—

Net unpaid loss and LAE reserves - ending	3.7	0.2	3.7	0.2
Reinsurance recoverable on unpaid losses - ending	8.6	16.3	8.6	16.3

Gross unpaid loss and LAE reserves - ending	$12.3	$16.5	$12.3	$16.5

In view of MUSIC’s limited premium writings and loss experience, MUSIC’s loss and LAE expenses to date primarily constitute IBNR.

As of June 30, 2009, MUSIC had remaining Acquired Reserves of $8.6 million.  In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $8.6 million. In addition, we have received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

MUSIC’s acquisition costs for the periods presented were in line with its earned premiums.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Fixed expenses	$2.0	$0.4	$3.5	$1.9
Share based and other incentive compensation	0.3	0.1	0.6	0.1

General and administrative expenses	$2.3	$0.5	$4.1	$2.0

MUSIC’s fixed expenses incurred during the three and six month periods ended June 30, 2009 were $2.0 million and $3.5 million, respectively, as compared to $0.4 million and $1.9 million for the comparable periods in 2008. The  increases in the 2009 periods over those of the prior year are due to higher compensation costs from an increase in headcount and a greater allocation of corporate expenses. The significant increase in MUSIC’s share based and other incentive compensation recognized during the three and six months ended June 30, 2009, versus that of the comparable 2008 periods, is the result of above-target incentive compensation accruals made in response to stronger operating results achieved by the Company to date.

BLUE OCEAN

Our underwriting results at Blue Ocean for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Gross premiums written	$—	$—	$—	$0.1
Reinsurance premiums ceded	—	—	—	—
Net premiums written	—	—	—	0.1
Change in unearned premiums	—	0.1	—	3.0
Net premiums earned	—	0.1	—	3.1

Loss and LAE	—	—	—	—
Acquisition costs	—	—	—	(0.2)
General and administrative expenses	—	(0.2)	—	(0.7)

Underwriting income (loss)	$—	$(0.1)	$—	$2.2

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

Our Corporate and Other results for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Gross premiums written (1)	$(8.2)	$(5.3)	$(8.6)	$(5.3)
Reinsurance premiums ceded	8.2	5.3	8.6	5.3
Net premiums written	—	—	—	—
General and administrative expenses	(9.3)	(5.8)	(14.0)	(11.8)

Underwriting loss	$(9.3)	$(5.8)	$(14.0)	$(11.8)

(1)     Represents the elimination of an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Fixed expenses	$3.6	$3.5	$6.3	$7.1
Share based and other incentive compensation	5.7	2.3	7.7	5.1
Management services	—	—	—	(0.4)

General and administrative expenses	$9.3	$5.8	$14.0	$11.8

Fixed expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company.  Fixed expenses incurred in the second quarter of 2009 were in line with the second quarter of 2008. The decrease in fixed expenses for the six months ended June 30, 2009, versus the comparable 2008 period, is primarily due to non-recurring legal fees incurred during the first quarter of 2008.

The significant increase in share based and other incentive compensation recognized during the three and six months ended June 30, 2009, versus that of the comparable 2008 periods, is the result of above-target incentive compensation accruals made in response to stronger operating results achieved by the Company to date.

Management services represent underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees provided to Blue Ocean Re while it was active.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our consolidated net investment income and total investment return for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Investment income	$22.5	$23.6	$43.2	$49.9
Investment expenses	(2.0)	(1.7)	(3.7)	(3.5)
Net investment income	20.5	21.9	39.5	46.4

Net realized investment gains (losses)	2.2	(7.0)	(10.0)	5.0
Net unrealized investment gains (losses)	87.1	(9.5)	96.4	(61.2)
Net foreign exchange transaction gains (losses) on cash and investments	(4.0)	(1.4)	(5.9)	4.7
Net foreign exchange translation gains (losses) on cash and investments	6.4	0.1	5.9	0.1
Changes in fair value reflected in other comprehensive income	0.4	—	0.2	(2.1)
Total investment return ($)	$112.6	$4.1	$126.1	$(7.1)

Weighted average investment portfolio value, including cash	$2,553.2	$2,572.2	$2,494.5	$2,685.4
Total return on investments (%)	4.4%	0.2%	4.9%	(0.1)%

Our total investment returns for the three and six month periods ending June 30, 2009 were significantly higher than those for the comparable periods of 2008 due primarily to significant net unrealized gains recognized during the current periods.

Our interest income decreased during the three and six month periods ending June 30, 2009, versus the comparable periods of 2008, mainly as a result of a decrease in short-term interest rates and the discontinuation of our participation in a securities lending program during the second quarter of 2008.  Fees earned from our securities lending program during the first six months of 2008 totaled $0.4 million.  Our investment expenses remained largely unchanged from period to period.

During the second quarter of 2009, we experienced $42.4 million in net realized and unrealized gains from our fixed maturity investments, $45.5 million in net realized and unrealized gains from our equity investments and $1.4 million in net realized and unrealized gains from our other investments. During the second quarter of 2008, we experienced $17.2 million in net realized and unrealized losses from our fixed maturity investments and securities lending collateral, $1.6 million in net realized and unrealized losses from our equity investments and $2.3 million in net realized and unrealized gains from our other investments.

During the first half of  2009, we experienced $52.0 million in net realized and unrealized gains from our fixed maturity investments, $36.2 million in net realized and unrealized gains from our equity investments and $1.8 million in net realized and unrealized losses from our other investments. During the first half of 2008, we experienced $31.3 million in net realized and unrealized losses from our fixed maturity investments and securities lending collateral, $16.5 million in net realized and unrealized losses from our equity investments and $8.4 million in net realized and unrealized losses from our other investments.

The fixed maturity gains we experienced during the 2009 periods were largely the result of tightening credit spreads between the yield on those securities versus that of U.S. treasuries.  During the 2008 periods, such credit spreads widened versus that of U.S. treasuries amid credit concerns for corporate and asset-backed debt securities. The equity gains we experienced during the 2009 periods were consistent with the gains of the overall U.S. equity market versus overall losses experienced during the 2008 periods.

As of June 30, 2009, our fixed maturity portfolio contained certain securities with exposure to the subprime mortgage market and the Alternative-A mortgage market which had a fair value of $17.9 million, all of which were rated “AAA” (Extremely Strong) by Standard & Poor’s at that time. These securities had an amortized cost of $19.1 million as of June 30, 2009.  See Note 4 and Note 11 for additional information concerning our mortgage-backed and asset-backed investments.

We experienced net foreign exchange gains (losses) on cash and investments of $2.4 million and $(1.3) million during the second quarter of 2009 and 2008, respectively, and zero and $4.8 million during the six months ended June 30, 2009 and 2008, respectively. The foreign exchange gains (losses) during the periods are due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which certain of our cash balances and investments are denominated.

During the second quarter of 2009, we recorded unrealized gains from our private placement investment in Symetra of $0.4 million. During the six months ended June 30, 2009 and 2008, we recorded unrealized gains (losses) of $0.2 million and ($2.1) million, respectively, from Symetra. Symetra provides retirement plans, employee benefits, life insurance and annuities through a national network of independent advisors and agents.

As of June 30, 2009, $133.6 million or 5.8% of our total invested assets measured at fair value were considered to be Level 3 assets as defined in FAS 157.  Our investments classified as Level 3 at June 30, 2009 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and mortgage-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, certain preferred and non-U.S. equity securities; and (iii) with respect to other investments, certain limited partnership interests and our investment in Symetra.

As of June 30, 2008, $245.0 million or 12.4% of our total invested assets measured at fair value were considered to be Level 3 assets. Our investments classified as Level 3 at June 30, 2008 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, warrants to acquire equity securities and certain non-U.S. securities; (iii) with respect to other investments, our investment in Symetra; and (iv) with respect to securities lending collateral reinvested, several types of debt instruments including certificates of deposit and commercial paper.

The decrease in our Level 3 securities from June 30, 2008 to June 30, 2009, was the result an increase in pricing transparency of certain of the Company’s fixed maturities historically classified as Level 3 and disposals of securities lending collateral.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Net foreign exchange transaction gains (losses) on cash and investments	$(4.0)	$(1.4)	$(5.9)	$4.7
Net foreign exchange transaction gains (losses) on insurance balances	0.7	(2.5)	(1.3)	0.3

Net foreign exchange gains (losses)	$(3.3)	$(3.9)	$(7.2)	$5.0

See “Net Investment Income and Total Investment Return” above for details of our net foreign exchange transaction gains (losses) on cash and investments.

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

Net Income (Expense) From Derivative Instruments

Our net income (expense) from derivative instruments during the three months ended June 30, 2009 and 2008, was $4.5 million and $(2.3) million, respectively, and during the six months ended June 30, 2009 and 2008 was $9.4 million and $(1.4) million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Gain on Early Extinguishment of Debt

On March 31, 2009, we repurchased and retired $21.0 million in face value of our Senior Notes and recognized a gain of $5.9 million representing the difference between the $15.1 million in consideration paid and the carrying value of the Senior Notes repurchased.  See Note 5.

Other Revenue

Our other revenue is principally comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms and advisory fees earned for catastrophe modeling services provided to a third party.

The following table summarizes our other revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Interest on funds advanced and other	$0.2	$0.1	$0.3	$0.4
Services provided to third parties	0.1	0.1	0.2	0.2

Other revenue	$0.3	$0.2	$0.5	$0.6

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008

Interest expense - Senior Notes	$3.5	$3.9	$7.3	$7.7
Interest expense - Junior Subordinated Debt Securities	2.1	2.1	4.3	4.3
Interest expense - Blue Ocean Debt	—	—	—	0.5
Letter of credit fees and other financing expenses	1.1	0.6	1.6	1.3

Total interest and other financing expenses	$6.7	$6.6	$13.2	$13.8

Our interest expense decreased during the three and six month periods ending June 30, 2009, as compared to the comparable 2008 periods, due primarily to the first quarter 2009 repurchase of a portion of our Senior Notes and the first quarter 2008 repayment of the Blue Ocean Debt. Our letter of credit and financing expenses increased during the 2009 periods due to the March 2009 increase in our Lloyd’s Standby Facility capacity from  £110.0  to $230.0 million.

Income Taxes

During the first half of 2009, we changed our tax election in the U.K. with respect to the tax treatment of certain intercompany transactions.  As a result of this change, we recorded a $1.0 million tax benefit and are entitled to a refund of $0.7 million in income taxes we previously paid in the U.K.  We incurred and paid $0.1 million in income taxes during the six months ended June 30, 2008.

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean and Blue Ocean Re, have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

MCL, MUA, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the six  months ended June 30, 2009 and 2008, these companies had pretax income (loss) of $0.7 million and $(0.7) million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses give rise to a deferred tax asset, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we established an offsetting $13.6 million U.K. deferred tax asset valuation allowance against its existing deferred tax asset at June 30, 2009.  Net operating losses in the U.K. may generally be carried forward to offset future income tax liabilities for an indefinite period of time.

MMSL is also subject to U.K. income taxes.  During the six months ended June 30, 2009 and 2008, such income taxes totaled less than $0.1 million.

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the six months ended June 30, 2009 and 2008, these companies incurred a pretax loss of $8.7 million and $7.7 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses give rise to a deferred tax asset, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods, we established an offsetting $11.9 million U.S. deferred tax asset valuation allowance against its existing deferred tax asset at June 30, 2009.  This net operating loss may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

In addition to U.S. Federal income tax, our U.S.-based operations are subject to state and local income taxes.  During the six months ended June 30, 2009 and 2008, such state and local income taxes totaled less than $0.1 million.

MEAG is subject to Swiss income taxes. During the six months ended June 30, 2009 and 2008, such income taxes totaled less than $0.1 million.

Net Income Attributable to Noncontrolling Interest in Blue Ocean

For the six months ended June 30, 2008, the Company had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million.  As a result of  the Blue Ocean Transaction, none of our net income for the six months ended June 30, 2009 was attributable to noncontrolling interests.

Excess of Fair Value of Acquired Net Assets Over Cost - Blue Ocean

On June 5, 2008, we acquired the noncontrolling interest in Blue Ocean for $30.5 million in cash.  This transaction resulted in an extraordinary gain of $1.0 million representing the excess of fair value of acquired net assets over our cost.

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

As a provider of short tail reinsurance and insurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of June 30, 2009, our fixed maturities had an average credit quality of “AA+” (Very Strong) from Standard & Poor’s and an average duration of 2.5 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of June 30, 2009, our sources of immediate liquidity consisted of: (i) $217 million in unrestricted cash; (ii)  $343 million in cash equivalents and other highly liquid investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $762 million of investment securities which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we  believe that we have significant sources of additional liquidity within our investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.

We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of June 30, 2009 and December 31, 2008:

	June 30,	Dec. 31,
(Millions)	2009	2008

Senior Notes	$228.5	$249.4
Junior Notes	103.1	103.1
Total Debt	$331.6	$427.5

Common Shareholders’ Equity	1,597.0	1,357.6

Total Capital	$1,928.6	$1,710.1

Our total capital increased by $218.5 million during the first six months of 2009 primarily as a result of our recording comprehensive income of $213.6 million, raising $32.0 million in equity capital through the termination of our second Forward Sale Agreement, recognizing $6.6 million of additional paid-in capital through the amortization of outstanding RSUs, partially offset by declaring $12.9 million in dividends to our common shareholders’ and retiring $21.0 million of our Senior Notes.

Our Senior Notes are scheduled to mature on August 15, 2013.  Our Junior Notes mature on March 30, 2036, but are redeemable at our option at par beginning March 30, 2011. Neither the Senior Notes nor the Junior Notes contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

We may need to raise additional capital in the future, through the issuance of debt, equity or hybrid securities, in order to, among other things, write new business, pay significant losses, respond to, or comply with, any changes in the capital requirements that rating agencies use to evaluate us, acquire new businesses, invest in existing businesses or to refinance the Senior Notes and/or the Junior Notes.

The issuance of any new debt, equity or hybrid financial instruments might require terms and conditions that are less favorable to us and our shareholders than those contained within our current capital structure.  More specifically, any new issuances of equity or hybrid securities could result in the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of our common shares and could prove to be dilutive to our existing common shares.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, operating results and financial condition could be adversely affected.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we were a party to several derivative transactions as described herein.  The Foreign Exchange Contracts and the Investment Options and Futures constitute off-balance sheet arrangements.

Excluding the off-balance sheet derivative transactions outlined above, as of June 30, 2009 we are not party to any other off-balance sheet transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our investors.

Cash Flows

For the six months ended June 30, 2009

Our cash flows provided from operations were $102.1 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $103.1 million.

Our cash flows used for investing activities totaled $125.3 million, resulting from the following:

•                  we spent $307.7 million on net purchases of fixed maturities,

•                 we received $180.1 million from net sales of equity securities and other investments,

•                  we received $12.0 million from net settlements of investment-related derivative contracts,

•                  we had a $7.8 million increase in our restricted cash, and

•                  we spent $1.9 million on capitalized assets.

Our cash flows provided from financing activities totaled $3.6 million, resulting from the following:

•                  we spent $15.1 million to repurchase and retire a portion of our Senior Notes,

•                  we received $32.0 million in connection with the termination of the second Forward Share Agreement, and

•                  we paid $13.3 million in dividends to our common shareholders.

We also experienced a $2.5 million increase in cash and cash equivalents due to foreign exchange rate fluctuations.

For the six months ended June 30, 2008

Our cash flows provided from operations totaled $67.4 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $111.2 million.

Our cash flows provided from investing activities totaled $472.8 million, resulting from the following:

•                  we received $473.9 million from net sales and maturities of fixed maturities,

•                  we spent $142.0 million on net purchases of equity securities and other investments,

•                  we had $120.6 million in net dispositions of securities lending collateral,

•                  we had a $30.2 million decrease in our restricted cash, and

•                  we spent $9.9 million on capitalized assets.

Our cash flows used for financing activities totaled $417.3 million which resulted from the following:

•                  Blue Ocean paid $75.0 million to retire its debt, paid $38.1 million in distributions and redemptions to its noncontrolling common shareholders and paid $21.0 million in dividends and redemptions to its noncontrolling preferred shareholders,

•                  we paid $30.5 million to acquire all noncontrolling interests in Blue Ocean,

•                  we paid $116.5 million to acquire Common Shares and paid $14.5 million in dividends to our common shareholders, and

•                  we had a $121.7 million net reduction in securities lending payable.

We also experienced a $1.1 million increase in cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at June 30, 2009:

(Millions) Rating / Type	Fair Value at June 30, 2009

U.S. Government and agencies (AAA)	$671.0
AAA	662.9
AA	114.1
A	286.1
BBB	227.3
Below BBB	119.1
Not rated (primarily participation in bank loans)	6.0

Total fixed maturities	$2,086.5

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates (including disclosures of our contingent assets and liabilities) and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) loss and LAE reserves; (ii) written and earned premiums; (iii) ceded reinsurance; and (iv) share based compensation.

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

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the six months ended June 30, 2009.  As of June 30, 2009, our best estimate for gross loss and LAE reserves was $750.3 million and our best estimate for net unpaid loss and LAE reserves was $662.1 million. As of June 30, 2009 and December 31, 2008, IBNR represented 61% and 54%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of June 30, 2009, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $66.2 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, income taxes and incentive compensation.

With respect to share based compensation, as of June 30, 2009, our accrual for outstanding performance shares was $1.2 million and the unamortized grant date fair value for our estimated 1,032,752 Variable RSUs outstanding for the 2009-2012 award cycle totaled $12.1 million. See Note 13.  These amounts represent our best estimate of the ultimate cost of these obligations based on results achieved to date but, due to the nature of these variable expenses, the estimated share based expenses recorded (and to be recorded in future periods) could prove to be significantly redundant or deficient based on the actual results achieved during the balance of 2009.  Additionally, the number of Variable RSUs outstanding could be significantly impacted thereby further affecting our earnings per share and fully converted book value per share computations.

If our results for the balance of 2009 were to develop unfavorably, resulting in a below “Threshold” payout for contingent incentive compensation purposes, our share based compensation accruals at June 30, 2009 would be $5.5 million redundant and the future RSU expenses currently anticipated would decrease from $17.1 million to $5.0 million.  Additionally, our RSUs outstanding would decrease by 1,032,752 shares.

If our results for the balance of 2009 were to develop unfavorably, resulting in a “Target” payout for incentive compensation purposes, our share based compensation accruals at June 30, 2009 would be $0.7 million redundant and the future RSU expenses currently anticipated would decrease from $17.1 million to $13.0 million.  Additionally, our RSUs outstanding would decrease by 344,265 shares.

If our results for the balance of 2009 were to develop favorably, resulting in a “Maximum” payout for incentive compensation purposes, our share based compensation accruals at June 30, 2009 would be $4.3 million deficient and the future RSU expenses currently anticipated would increase from $17.1 million to $21.2 million.  Additionally, our RSUs outstanding would increase by 344,222 shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2008 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2009, there were no material changes in our market risks as described in our 2008 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2009, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with our net loss and LAE reserves.

See Note 3 for detailed information concerning an ongoing reinsurance contract dispute between us and MPCL.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2008, the Company’s Board of Directors authorized the repurchase of up to $200.0 million in common shares from time-to-time. Common shares may be purchased in the open market or through privately negotiated transactions. No common shares were repurchased during the six months ended June 30, 2009 and the Company had remaining authorization of $110.6 million at June 30, 2009.

In connection with the termination of the second Forward Sale Agreement and the Share Issuance Agreement, on March 4, 2009, the Forward Counterparty delivered to the Company, in exchange for a cash payment of $0.01, 5,920,000 of the 7,920,000 Common Shares previously issued to them under the Share Issuance Agreement. See Note 6.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual General Meeting of Shareholders (the 2009 Annual Meeting”) was held on May 20, 2009.  The following summarizes each of the 2009 Annual Meeting proposals and the voting results thereon:

I. Proposal for Election of Class A Directors

The Company’s Bye-laws provide for a classified board of directors, divided into three classes of approximately equal size. At the 2009 Annual Meeting, shareholders fixed the number of directors at twelve and elected four directors to Class A, who shall serve until the Company’s 2012 Annual General Meeting or their earlier resignation.

Nominee	Votes For	Votes Withheld
Anthony Taylor	81,294,062	970,970
John D. Collins	81,565,280	699,755
Allan W. Fulkerson	81,591,171	673,864
Candace L. Straight	81,566,528	708,507

II. Proposal Regarding Election of Designated Company Directors for Montpelier Re

Bye-law 85 of the Company provides that the board of directors for Montpelier Re shall consist of persons who first have been appointed as designated company directors by a resolution at the Annual General Meeting of Shareholders. The Company’s board of directors must then vote all common shares of Montpelier Re to elect such designated company directors as Montpelier Re directors. At the 2009 Annual Meeting, shareholders elected four nominees as designated company directors who will serve as Montpelier Re directors until the 2009 Annual General Meeting or their earlier resignation from the board.

Nominee	Votes For	Votes Withheld
Anthony Taylor	81,288,389	976,646
Thomas G.S. Busher	81,279,898	985,137
Christopher L. Harris	81,285,075	979,960
David S. Sinnott	81,271,453	993,582

III. Proposal Regarding Appointment of an Independent Auditor

Shareholders voted to approve the appointment of PricewaterhouseCoopers as the Company’s Independent Auditor for 2009, and have authorized the Company’s board of directors, acting by the Company’s Audit Committee, to set their remuneration.

Votes For	Votes Against	Abstain
81,885,848	350,699	28,488

Item 5.           Other Information

(a)                      None.

(b)                     None.

Item 6.   Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this report. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

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

August 6, 2009