Form 10-Q
period 2009-09-30
MONTPELIER RE HOLDINGS LTD
filed 2009-11-06
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, the registrant had 83,748,819 common shares outstanding, with a par value of 1/6 cent per share.

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2009	2008
Assets
Fixed maturity investments, at fair value (amortized cost: $2,181.7 and $1,755.8)	$2,228.4	$1,706.6
Equity securities, at fair value (cost: $145.6 and $310.0)	156.4	242.3
Other investments (cost: $86.4 and $156.2)	85.5	148.3
Total investments	2,470.3	2,097.2
Cash and cash equivalents	214.1	260.9
Restricted cash	35.9	7.1
Reinsurance recoverable on unpaid losses	78.7	122.9
Reinsurance recoverable on paid losses	42.6	36.4
Premiums receivable	223.4	168.5
Unearned premium ceded	18.0	20.8
Deferred acquisition costs	45.0	28.4
Accrued investment income	15.5	14.0
Unsettled sales of investments	13.4	1.4
Other assets	49.0	40.0
Total Assets	$3,205.9	$2,797.6
Liabilities
Loss and loss adjustment expense reserves	$719.0	$808.9
Debt	331.7	352.5
Unearned premium	299.5	185.2
Insurance and reinsurance balances payable	35.9	43.8
Unsettled purchases of investments	11.5	3.1
Accounts payable, accrued expenses and other liabilities	86.1	46.5
Total Liabilities	1,483.7	1,440.0

Commitments and contingent liabilities (see Note 11)

Common Shareholders’ Equity
Common shares at 1/6 cent par value per share: authorized 1,200,000,000 shares; issued 87,448,434 and 93,368,434 shares	0.1	0.2
Additional paid-in capital	1,634.1	1,599.0
Treasury shares at cost: 2,240,211 and 1,541,730 shares	(35.7)	(23.8)
Retained earnings (deficit)	124.9	(214.6)
Accumulated other comprehensive loss	(1.2)	(3.2)
Total Common Shareholders’ Equity	1,722.2	1,357.6
Total Liabilities and Common Shareholders’ Equity	$3,205.9	$2,797.6

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of U.S. dollars, except per share amounts)	2009	2008	2009	2008
Revenues
Gross premiums written	$120.8	$103.0	$555.8	$547.5
Reinsurance premiums ceded	(14.5)	(11.3)	(27.8)	(79.8)

Net premiums written	106.3	91.7	528.0	467.7
Change in net unearned premiums	37.3	42.5	(109.6)	(74.0)

Net premiums earned	143.6	134.2	418.4	393.7
Net investment income	20.2	21.4	59.7	67.8
Net realized and unrealized investment gains (losses)	87.1	(80.1)	173.5	(136.3)
Net foreign exchange gains (losses)	5.8	(7.7)	(1.4)	(2.7)
Net income (expense) from derivative instruments	(5.5)	(3.0)	3.9	(4.4)
Gain on early extinguishment of debt	—	—	5.9	—
Other revenue	—	0.2	0.5	0.8

Total revenues	251.2	65.0	660.5	318.9
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	41.5	161.1	121.0	261.9
Acquisition costs	17.4	22.0	60.8	62.3
General and administrative expenses	36.2	17.7	99.1	71.3
Non-underwriting expenses:
Interest and other financing expenses	6.6	6.4	19.8	20.2

Total expenses	101.7	207.2	300.7	415.7

Earnings (loss) before income taxes and extraordinary item	149.5	(142.2)	359.8	(96.8)
Income tax provision	(2.0)	—	(1.0)	(0.1)

Net income (loss) before extraordinary item	147.5	(142.2)	358.8	(96.9)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	—	1.0

Net income (loss)	147.5	(142.2)	358.8	(95.9)
Net income attributable to noncontrolling interest in Blue Ocean	—	—	—	(1.9)

Net income (loss) attributable to the Company	147.5	(142.2)	358.8	(97.8)

Change in foreign currency translation	(1.0)	(0.2)	1.1	(0.1)
Change in fair value of Symetra (see Note 4)	0.7	0.4	0.9	(1.7)

Comprehensive income (loss)	$147.2	$(142.0)	$360.8	$(99.6)

Basic and diluted earnings (loss) per share	$1.68	$(1.69)	$4.11	$(1.13)

Dividends declared per share	$0.075	$0.075	$0.225	$0.225

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009 and 2008

Unaudited

	Total
	common	Common	Additional	Treasury	Retained	Accum. other	Noncontrolling
	shareholders’	shares	paid-in	shares	earnings	comprehensive	interest in
(In millions of U.S. dollars)	equity	at par	capital	at cost	(deficit)	loss	Blue Ocean

Balances at January 1, 2009	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)	$—

Net income	358.8	—	—	—	358.8	—	—
Other comprehensive income	2.0	—	—	—	—	2.0	—
Repurchases of common shares	(19.1)	—	—	(19.1)	—	—	—
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	(0.1)	32.1	—	—	—	—
Issuances of Common Shares	0.5	—	(6.7)	7.2	—	—	—
Expense recognized for RSUs	10.2	—	10.2	—	—	—	—
RSUs withheld for income taxes	(0.5)	—	(0.5)	—	—	—	—
Dividends declared on common shares	(19.3)	—	—	—	(19.3)	—	—

Balances at September 30, 2009	$1,722.2	$0.1	$1,634.1	$(35.7)	$124.9	$(1.2)	$—

	Total
	common	Common	Additional	Treasury		Accum. other	Noncontrolling
	shareholders’	shares	paid-in	shares	Retained	comprehensive	interest in
	equity	at par	capital	at cost	deficit	income	Blue Ocean

Balances at January 1, 2008	$1,741.8	$0.2	$1,694.3	$—	$(43.6)	$2.2	$88.7

Net loss	(95.9)	—	—	—	(97.8)	—	1.9
Other comprehensive loss	(1.8)	—	—	—	—	(1.8)	—
Repurchases of common shares	(125.7)	—	(97.0)	(28.7)	—	—	—
Distributions to and repurchases from Blue Ocean’s noncontrolling shareholders	(90.6)	—	—	—	—	—	(90.6)
Expense recognized for RSUs	4.9	—	4.9	—	—	—	—
Dividends declared on common shares	(19.2)	—	—	—	(19.2)	—	—

Balances at September 30, 2008	$1,413.5	$0.2	$1,602.2	$(28.7)	$(160.6)	$0.4	$—

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(In millions of U.S. dollars)	2009	2008

Cash flows from operations:
Net income (loss)	$358.8	$(95.9)
Charges (credits) to reconcile net income (loss) to net cash provided from operations:
Excess of fair value of net assets acquired over cost - Blue Ocean	—	(1.0)
Net realized and unrealized investment (gains) losses	(173.5)	136.3
Net realized and unrealized gains on investment-related derivative instruments	(4.4)	(2.4)
Net amortization (accretion) and depreciation of assets and liabilities	8.4	(2.7)
Gain on early retirement of debt	(5.9)	—
Expense recognized for RSUs	10.2	4.9
Net change in:
Loss and loss adjustment expense reserves	(92.5)	73.6
Reinsurance recoverable on paid and unpaid losses	40.9	6.8
Unearned premium	103.0	96.3
Insurance and reinsurance balances payable	(7.6)	(5.9)
Unearned premium ceded	3.8	(21.8)
Deferred acquisition costs	(14.3)	(12.2)
Premiums receivable	(52.4)	(78.2)
Accounts payable, accrued expenses and other liabilities	(2.6)	(10.7)
Other	(12.0)	19.4
Net cash provided from operations	159.9	106.5

Cash flows from investing activities:
Purchases of fixed maturity investments	(1,843.2)	(1,149.5)
Purchases of equity securities	(226.2)	(277.2)
Purchases of other investments	(57.4)	(143.6)
Sales, maturities, calls and paydowns of fixed maturity investments	1,423.3	1,684.3
Sales of equity securities	393.2	194.3
Sales of other investments	137.4	6.5
Settlements of investment-related derivative instruments	5.4	2.4
Net disposition of securities lending collateral	—	193.4
Cash paid in termination of securities lending program	—	(1.0)
Net change in restricted cash	(29.8)	27.2
Net acquisitions of capitalized assets	(2.3)	(12.6)
Net cash (used for) provided from investing activities	(199.6)	524.2

Cash flows from financing activities:
Repurchases and scheduled repayments of debt	(15.1)	(75.0)
Settlement of Forward Sale Agreements	32.0	—
Repurchases of the Company’s common shares	(12.4)	(129.8)
Dividends paid on the Company’s common shares	(19.7)	(21.5)
Purchase of noncontrolling interest in Blue Ocean	—	(30.5)
Distributions to and repurchases from Blue Ocean’s noncontrolling common shareholders	—	(38.1)
Dividends to and repurchases from Blue Ocean’s noncontrolling preferred shareholders	—	(21.0)
Change in securities lending payable	—	(193.4)
Net cash used for financing activities	(15.2)	(509.3)

Effect of exchange rate changes on cash and cash equivalents	8.1	(2.6)

Net (decrease) increase in cash and cash equivalents during the period	(46.8)	118.8
Cash and cash equivalents - beginning of period	260.9	453.2
Cash and cash equivalents - end of period	$214.1	$572.0

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

Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established on July 1, 2007. Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering, marine hull, cargo and specie and a limited amount of specialty casualty classes sourced from the London, U.S. and European markets.

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

MUI and MEAG serve as the Company’s wholly-owned Lloyd’s Coverholders, meaning that each is authorized to enter into contracts of reinsurance and insurance and/or issue documentation on behalf of Syndicate 5151. MUI, based in Hartford, Connecticut, underwrites reinsurance and insurance business through managing general agents and intermediaries with a focus on program business.  MEAG, based in Zug, Switzerland, focuses on reinsurance and insurance markets in Continental Europe and the Middle East.  MEAG also provides marketing services to Syndicate 5151 and, to a lesser extent, Montpelier Re.

MUSIC

The MUSIC segment consists solely of the operations of Montpelier U.S. Insurance Company (“MUSIC”), the Company’s wholly-owned subsidiary based in Scottsdale, Arizona.

MUSIC, formerly known as General Agents Insurance Company of America, Inc., is an Oklahoma domiciled stock property and casualty insurance corporation that the Company acquired from GAINSCO, Inc. (“GAINSCO”) on November 1, 2007 (the “MUSIC Acquisition”).  MUSIC is an admitted insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 46 additional states and the District of Columbia.  At the time of acquisition, MUSIC had no employees or in force premiums. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

Blue Ocean

The Blue Ocean segment consists of the operations of Blue Ocean Re Holdings Ltd. (“Blue Ocean”).

Blue Ocean, the Company’s wholly-owned Bermuda company based in Pembroke, Bermuda, is a holding company that owned Blue Ocean Reinsurance Ltd. (Blue Ocean Re).  Blue Ocean Re had, in the past, provided property catastrophe retrocessional reinsurance and was formerly registered as a Bermuda Class 3 insurer. Blue Ocean Re was deregistered as a Bermuda insurer in 2008 and was subsequently amalgamated into Blue Ocean.

The Company acquired all the outstanding share capital of Blue Ocean in June 2008 (the “Blue Ocean Transaction”).  Prior to the Blue Ocean Transaction, the Company owned 42.2% of Blue Ocean’s outstanding common shares. Prior to Blue Ocean’s repurchase of all its outstanding preferred shares on January 11, 2008, the Company owned 33.6% of such preferred shares.

Prior to Blue Ocean becoming a wholly-owned subsidiary, it was considered a “variable interest entity” as defined in accounting guidance issued by the Financial Accounting Standards Board (“FASB”) and was consolidated into the Company’s financial statements.

Corporate and Other

The Company’s Corporate and Other activities consist of the operations of the Company and certain of its intermediate holding and service companies including, Montpelier Technical Resources Ltd. (“MTR”) and Montpelier Agency Ltd. (“MAL”).

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

The Company has evaluated subsequent events for recognition or disclosure in these financial statements through November 6, 2009, the date of the filing of this report.

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUA, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all of the Company’s other operations. The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income. The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations.

Currency	Opening Rate January 1, 2008	Closing Rate September 30, 2008	Opening Rate January 1, 2009	Closing Rate September 30, 2009
British Pound (GBP)	1.9843	1.7806	1.4592	1.6006
Swiss Franc (CHF)	0.8827	0.8912	0.9357	0.9654

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

Investments and Cash

Investments are recorded on a trade date basis.  The fair value of the investment portfolio is determined based on bid prices (as opposed to ask prices), which are not adjusted for transaction costs.  Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized. Realized gains and losses typically result from the actual sale of securities. Unrealized gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the reporting date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as being realized.

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net realized and unrealized gains achieved over specified periods.  Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees.  Montpelier incurred (reversed) performance fees related to investments and derivative instruments of $1.7 million and $(0.5) million, respectively, during the three months ended September 30, 2009, and $6.7 million and $1.0 million, respectively, during the nine months ended September 30, 2009.  No performance fees were incurred during the corresponding 2008 periods.

Other investments are carried either at fair value or on the equity method of accounting (in which the carry value is based on the investees’ net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $6.6 million and $4.5 million at September 30, 2009 and December 31, 2008, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $35.9 million at September 30, 2009 consisted of $34.7 million of collateral supporting open short sale investment and derivative positions and $1.2 million of overseas deposit accounts held at Lloyd’s.  Restricted cash of $7.1 million at December 31, 2008 consisted of $6.8 million of collateral supporting open short sale investment positions and $0.3 million of overseas deposit accounts held at Lloyd’s.

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

Common Shares Held In Treasury

On May 21, 2008, shareholders approved the adoption of the Company’s Second Amended and Restated Bye-laws (the “Amended Bye-laws”). The Amended Bye-laws incorporated various provisions of The Bermuda Companies Amendment Act of 2006, which, among other things, enabled the Company to hold its common shares in treasury.

The Company’s treasury shares are carried at cost and any resulting gain or loss on subsequent issuances is determined on the last-in, first-out basis.  As of September 30, 2009, the Company had a $2.6 million inception to date gain from issuances of its treasury shares which has been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At September 30, 2009 and December 31, 2008, funds withheld of $3.4 million and $2.5 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

On March 19, 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. The new guidance amends and enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (i) how and why the entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance had no impact on the presentation of the Company’s operations or financial condition and did not significantly impact the Company’s disclosures regarding derivative instruments.

On June 16, 2008, the FASB issued new accounting guidance on instruments granted in share-based payment transactions. This new guidance is effective for fiscal years beginning after December 15, 2008, and addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. The requirements of this new guidance did not impact the Company’s determination of earnings per share.

On October 10, 2008, the FASB issued new accounting guidance on determining the fair value of a financial asset when the market for that asset is not active. This new guidance did not materially impact the presentation of the Company’s operations or financial condition.

In the first quarter of 2009, the Company adopted new accounting guidance for noncontrolling interests. As a result of this adoption, income attributable to noncontrolling interests, formerly referred to as “minority interest,” is now included in “net income before extraordinary item”, with “net income attributable to the Company,” presented as a separate line item. Prior to this adoption, minority interest represented an expense that served to reduce net income.  For the nine months ended September 30, 2009, the Company did not have any net income attributable to noncontrolling interests. For the nine months ended September 30, 2008, the Company had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million, all of which related to the first quarter of that year.  The new guidance also requires noncontrolling interests to be presented as a component of shareholders’ equity on the balance sheet, shown separately from the equity attributable to the Company’s shareholders.  Prior to this adoption, the Company’s minority interest was presented separately from its liabilities and shareholders’ equity. The Company did not have any equity in noncontrolling interests at September 30, 2009, or December 31, 2008.

On April 9, 2009, the FASB issued new accounting guidance that outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active.  These factors include: few recent transactions; price quotations that are not based on current information or which vary substantially over time or among market makers; a significant increase in implied liquidity risk premiums, yields or performance indicators; a wide bid-ask spread; and a significant decline or absence of a market for new issuances or limited information released publicly. In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, the new guidance requires analysis of the transactions or quoted prices and, where appropriate, adjustment to estimate fair value. In addition, the new guidance expands interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. The Company adopted this new guidance during the second quarter of 2009. This adoption did not have a material impact on the presentation of the Company’s operations or financial position.

On April 9, 2009, the FASB issued new accounting guidance requiring disclosures about the fair value of certain financial instruments for interim reporting periods. The Company adopted this guidance during the second quarter of 2009.

On May 28, 2009, the FASB issued new accounting guidance requiring companies to evaluate events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. This guidance will not result in material changes to the subsequent events that the Company reports, either through recognition or disclosure. The Company adopted this guidance during the second quarter of 2009.

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification is not designed to change U.S. GAAP other than by resolving certain minor inconsistencies currently in existence. Rather it is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.

On June 12, 2009, the FASB issued new accounting guidance which will change the way entities account for securitizations and special-purpose entities. The new guidance will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance will also change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance will impact the balance sheets of certain financial institutions beginning in 2010, and is not expected to have a material impact on the presentation of the Company’s operations or financial condition.

2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and loss adjustment expense (“LAE”) reserve activities for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross unpaid loss and LAE reserves - beginning	$750.3	$828.2	$808.9	$860.7
Reinsurance recoverable on unpaid losses - beginning	(88.2)	(130.4)	(122.9)	(152.5)
Net unpaid loss and LAE reserves - beginning	662.1	697.8	686.0	708.2

Losses and LAE incurred:
Current year losses	60.9	184.2	172.4	333.8
Prior year losses	(19.4)	(23.1)	(51.4)	(71.9)
Total losses and LAE incurred	41.5	161.1	121.0	261.9

Net impact of foreign currency movements	(0.4)	—	(0.7)	—

Losses and LAE paid:
Current year losses	(10.9)	(19.2)	(15.3)	(22.4)
Prior year losses	(52.0)	(36.2)	(150.7)	(144.2)
Total losses and LAE paid	(62.9)	(55.4)	(166.0)	(166.6)

Net unpaid loss and LAE reserves - ending	640.3	803.5	640.3	803.5
Reinsurance recoverable on unpaid losses - ending	78.7	128.1	78.7	128.1
Gross unpaid loss and LAE reserves - ending	$719.0	$931.6	$719.0	$931.6

Montpelier’s loss and LAE reserves include both a component for outstanding case reserves for claims which have been reported and a component for incurred but not reported (“IBNR”) losses. Montpelier’s case reserve estimates are initially set on the basis of loss reports from third-parties. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies.

Prior Year Loss and LAE development — three and nine months ended September 30, 2009

During the three months ended September 30, 2009, Montpelier experienced $19.4 million in favorable development on net loss and LAE reserves relating to prior year losses. Virtually all of the prior year loss reserve development related to the Montpelier Bermuda segment, and was driven by the following:

•                  Subrogation recoveries from a 2005 oil explosion led to a $4.5 million reduction in estimated net ultimate losses, primarily in the Property Treaty - Specialty line of business.

•                  The settlement of a claim associated with a 2007 mining accident led to a $3.8 million reduction in estimated net ultimate losses in the Property and Specialty Individual Risk line of business.

•                  The estimate of net losses incurred from the 2005 hurricanes decreased by $2.5 million in the quarter, primarily affecting Montpelier’s marine portfolio in the Other Specialty - Treaty line of business.

•                  The estimated net ultimate losses associated with the 2007 California wildfires decreased by $2.3 million during the quarter, affecting the Property Catastrophe - Treaty line of business.

•                  Property Treaty - Specialty losses reported by cedants, which related to international treaty risk accounts for the 2008 accident year, decreased during the quarter. This decrease in case reserves, combined with the associated decrease in incurred but not reported (“IBNR”) reserves, led to a $2.2 million decrease in estimated net ultimate losses.

•                  Estimated ultimate net losses relating to several accident years decreased by $4.1 million across all lines of business.

During the nine months ended September 30, 2009, Montpelier experienced $51.4 million in favorable development on net loss and LAE reserves relating to prior year losses.  The 2009 year-to-date prior year loss development resulted from the third quarter 2009 events and circumstances described above in addition to the following items, which occurred during the first six months of 2009:

•                  Estimated ultimate net losses associated with the 2004 and 2005 hurricanes, as well as with 2007 events including California wildfires, European Windstorm Kyrill and U.K. floods, decreased by $10.0 million. These losses related to the Property Catastrophe - Treaty line of business.

•                  A $6.6 million reduction in net estimated losses relating primarily to aviation, marine and casualty business affected the Other Specialty - Treaty line of business.

•                  The estimated ultimate net losses caused by Hurricane Ike decreased by $5.0 million, affecting the Property Catastrophe - Treaty.

•                  Net estimated ultimate Property Specialty - Treaty losses for prior years decreased by $2.2 million due to lower-than-expected claims emergence on certain 2008 risks.

•                  Estimated ultimate net losses relating to several accident years decreased by $8.2 million across all lines of business.

Prior Year Loss and LAE development — three and nine months ended September 30, 2008

During the three months ended September 30, 2008, Montpelier experienced $23.1 million in favorable development on net loss and LAE reserves relating to prior year losses. Virtually all of the prior year loss reserve development related to the Montpelier Bermuda segment, and was driven by the following:

•                  Estimated ultimate net losses associated with 2004 and 2005 hurricanes decreased by $7.2 million during the quarter, primarily affecting the Property Catastrophe - Treaty line of business.

•                  Estimated ultimate net losses associated with 2007 European windstorm Kyrill and 2007 U.K. floods decreased by $7.6 million during the quarter, primarily affecting the Property Catastrophe - Treaty line of business.

•                  Estimated ultimate net losses relating to several accident years decreased by $8.3 million across all lines of business.

During the nine months ended September 30, 2008, Montpelier experienced $71.9 million in favorable development on net loss and LAE reserves relating to prior year losses.  The 2008 year-to-date prior year loss development resulted from the third quarter 2008 events and circumstances described above in addition to the following items, which affected the Montpelier Bermuda segment and occurred during the first six months of 2008:

•                  Subrogation recoveries from a 2005 train crash led to an $8.0 million reduction in estimated ultimate net losses, impacting the Property Catastrophe - Treaty and Property Specialty - Treaty lines of business.

•                  Estimated ultimate net losses associated with various individual risk claims decreased by $10.7 million, all in the Property Specialty - Treaty line of business.

•                  Estimated ultimate net losses associated with 2004 and 2005 hurricanes and the 2007 events noted above decreased by $23.0 million, primarily in the Property Catastrophe - Treaty line of business.

•                  Estimated ultimate net losses relating to several accident years decreased by $7.1 million across all lines of business.

Montpelier’s reserving process is highly dependent on the loss information received from its cedants. With respect to the prior year loss development reported during the 2008 and 2009 periods, the information and experience obtained subsequent to the last reporting date incorporated changes in loss amounts reported by ceding companies, as well as reductions in IBNR recorded as a result of these loss advices and other information and events.

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

Earned reinsurance premiums ceded were $9.3 million and $20.8 million for the three months ended September 30, 2009 and 2008, respectively, and $32.0 million and $58.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase (decrease) in estimated ultimate reinsurance recoveries included in loss and LAE were $(1.6) million and $9.7 million for the three months ended September 30, 2009 and 2008, respectively, and $(24.4) million and $26.8 million for the nine months ended September 30, 2009 and 2008, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

As of September 30, 2009, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $6.8 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at September 30, 2009, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $6.8 million. In addition, the Company has received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on paid losses at September 30, 2009, are as follows:

Rating	Amount	% of Total
A+	$39.9	94%
A	1.9	4
A-	0.8	2
Total reinsurance recoverable on paid losses	$42.6	100%

The current A.M. Best ratings of Montpelier’s reinsurers related to its reinsurance recoverable on unpaid losses at September 30, 2009, are as follows:

Rating	Amount	% of Total
A++	$0.7	1%
A+	31.9	40
A	33.6	43
A-	2.6	3
Unrated	3.1	4
Recoverable under MUSIC guarantee	6.8	9
Total reinsurance recoverable on unpaid losses	$78.7	100%

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

4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	September 30, 2009		December 31, 2008
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value

Fixed maturity investments:
Residential mortgage-backed securities	$632.9	$641.7	$445.5	$442.9
Commercial mortgage-backed securities	75.1	69.5	77.9	67.2
Corporate debt securities	589.0	629.7	484.1	460.5
Debt securities issued by the U.S. Treasury and its agencies	524.6	528.6	343.8	345.5
Debt securities issued by states of the U.S. and political subdivisions	24.1	24.8	90.1	92.2
U.S. government-sponsored enterprise securities	216.0	216.5	206.5	209.2
Other debt obligations	120.0	117.6	107.9	89.1
Total fixed maturity investments	$2,181.7	$2,228.4	$1,755.8	$1,706.6

Equity securities:
Consumer goods	$15.0	$16.8	$72.1	$54.1
Financial	28.9	32.1	56.8	46.4
Energy	33.9	41.2	44.6	32.3
Materials	17.1	17.0	37.8	26.5
Technology	23.6	24.6	31.7	25.2
Other	27.1	24.7	67.0	57.8
Total equity securities	$145.6	$156.4	$310.0	$242.3

As of September 30, 2009, 84% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 10% were rated “BBB” (Good) by Standard & Poor’s and 6% were rated below “BBB”.

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities at September 30, 2009 and December 31, 2008 of $33.1 million and $5.9 million, respectively.  These short positions had associated net unrealized gains of $0.1 million and $0.9 million at September 30, 2009 and December 31, 2008, respectively.

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair value or under the equity method, depending on Montpelier’s ownership share. For those funds carried at fair value, the underlying net asset value is used as a best estimate of fair value. For those funds carried under the equity method, net asset value is used as both the carry value and the cost basis. Montpelier’s CAT Bonds, private placements and derivative instruments are carried at fair value. The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	September 30, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value

Other investments carried at net asset value:
Limited partnership interests and other	$32.2	$32.2	$46.3	$46.3

Other investments carried at fair value:
CAT Bonds	$—	$—	$66.4	$60.9
Limited partnership interests	27.5	25.0	23.2	17.1
Private placement (Symetra)	20.0	24.1	20.0	23.2
Derivative instruments	6.7	4.2	0.3	0.8
Total other investments carried at fair value	$54.2	$53.3	$109.9	$102.0

Total other investments	$86.4	$85.5	$156.2	$148.3

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

Montpelier’s derivative instruments included in other investments consist of various investment option and futures contracts.  See Note 6.

Fair Value Hierarchy

U.S. GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the three broad levels described below. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement.

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

•            Level 3 inputs — unobservable inputs.

The Company uses an independent service provider to assist the Company with its investment accounting function. This service provider, as well as the Company’s investment managers, in turn use several pricing services and brokers to assist with the determination of the fair value of the Company’s marketable securities. The ultimate pricing source varies based on the security and pricing service, but investments valued on the basis of observable (Levels 1 and 2) inputs are generally assigned values on the corroborative basis using multiple prices derived from actual transactions. Securities valued on the basis of non-binding broker quotes are classified as Level 3.

In accordance with U.S. GAAP, the valuation techniques used by Montpelier and its pricing services maximize the use of observable inputs; unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Montpelier uses the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since its adoption of the relevant accounting guidance.

The following tables present Montpelier’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall, at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$—	$591.7	$50.0	$641.7
Commercial mortgage-backed securities	—	69.5	—	69.5
Corporate debt securities	—	557.4	72.3	629.7
Debt securities issued by the U.S. Treasury and its agencies	330.3	198.3	—	528.6
Debt securities issued by states of the U.S. and political subdivisions	—	24.8	—	24.8
U.S. government-sponsored enterprise securities	—	216.5	—	216.5
Other debt obligations	—	97.5	20.1	117.6
Total fixed maturity investments	$330.3	$1,755.7	$142.4	$2,228.4

Equity securities:
Consumer goods	$16.6	$0.2	$—	$16.8
Financial	25.0	3.9	3.2	32.1
Energy	41.1	—	0.1	41.2
Materials	17.0	—	—	17.0
Technology	24.5	0.1	—	24.6
Other	22.9	1.8	—	24.7
Total equity securities	$147.1	$6.0	$3.3	$156.4

Other investments	$—	$16.6	$36.7	$53.3
Total investments	$477.5	$1,778.2	$182.4	$2,438.1

	December 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$—	$428.1	$14.8	$442.9
Commercial mortgage-backed securities	—	67.2	—	67.2
Corporate debt securities	—	333.8	126.7	460.5
Debt securities issued by the U.S. Treasury and its agencies	218.4	127.1	—	345.5
Debt securities issued by states of the U.S. and political subdivisions	—	92.2	—	92.2
U.S. government-sponsored enterprise securities	—	209.2	—	209.2
Other debt obligations	—	71.7	17.4	89.1
Total fixed maturity investments	$218.4	$1,329.3	$158.9	$1,706.6

Equity securities by sector:
Consumer goods	$52.5	$1.6	$—	$54.1
Financial	43.7	1.7	1.0	46.4
Energy	32.3	—	—	32.3
Materials	26.5	—	—	26.5
Technology	25.2	—	—	25.2
Other	56.4	1.0	0.4	57.8
Total equity securities	$236.6	$4.3	$1.4	$242.3

Other investments	$—	$71.0	$31.0	$102.0
Total investments	$455.0	$1,404.6	$191.3	$2,050.9

With respect to other investments, investments classified as Level 3 at such dates primarily consisted of certain limited partnership interests and Montpelier’s investment in Symetra.

As of September 30, 2009 and December 31, 2008, Montpelier’s total Level 3 assets represented 7.5% and 9.3% of its total assets measured at fair value, respectively. Increased pricing transparency of certain of Montpelier’s fixed maturities historically classified as Level 3 resulted in a shift of such securities to Level 2 during the first quarter of 2009.

Montpelier’s open short equity positions are valued on the basis of Level 1 inputs.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments at July 1, 2009	$99.1	$2.6	$31.9	$133.6
Net payments, purchases and sales	39.6	1.0	3.1	43.7
Net realized losses	—	(0.5)	—	(0.5)
Net unrealized gains	3.7	0.2	1.7	5.6
Net transfers	—	—	—	—
Level 3 investments at September 30, 2009	$142.4	$3.3	$36.7	$182.4

	Nine Months Ended September 30, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments at January 1, 2009	$158.9	$1.4	$31.0	$191.3
Net payments, purchases and sales	29.2	2.3	3.5	35.0
Net realized losses	(0.6)	(0.4)	—	(1.0)
Net unrealized gains	22.5	0.8	2.2	25.5
Net transfers out	(67.6)	(0.8)	—	(68.4)
Level 3 investments at September 30, 2009	$142.4	$3.3	$36.7	$182.4

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains (Losses) and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income

Three Months Ended September 30, 2009:
Fixed maturity investments	$9.1	$46.1	$0.1	$55.3	$—
Equity securities	—	27.9	0.3	28.2	—
Other investments	—	4.0	(5.5)	1.5	0.9

Three Months Ended September 30, 2008:
Fixed maturity investments	$(20.9)	$(17.8)	$—	$(38.7)	$—
Equity securities	0.2	(30.9)	(5.7)	(36.4)	—
Other investments	(8.8)	(2.6)	(2.7)	(14.1)	0.4
Securities lending	0.1	0.6	—	0.7	—

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange Gains (Losses) and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income

Nine Months Ended September 30, 2009:
Fixed maturity investments	$11.5	$95.7	$0.1	$107.3	$—
Equity securities	(6.7)	70.8	(2.2)	61.9	—
Other investments	(5.7)	7.9	4.1	6.3	0.7

Nine Months Ended September 30, 2008:
Fixed maturity investments	$(23.7)	$(46.0)	$1.3	$(68.4)	$—
Equity securities	9.1	(56.3)	(3.4)	(50.7)	—
Other investments	(8.8)	(11.0)	0.6	(19.2)	(1.7)
Securities lending	(1.0)	1.4	—	0.4	—

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

The unamortized carrying value of the Senior Notes at September 30, 2009 and December 31, 2008, was $228.6 million and $249.4 million, respectively.

The Company incurred interest on the Senior Notes of $3.5 million and $3.8 million for of the three-month periods ended September 30, 2009 and 2008, respectively and $10.8 and $11.5 million for of the nine month periods ended September 30, 2009 and 2008, respectively. The Company paid $14.8 million $15.3 million in interest on the Senior Notes during each of the nine month periods ended September 30, 2009 and 2008.

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

The Company incurred interest expense on the Junior Notes of $2.2 million for each of the three-month periods ended September 30, 2009 and 2008, and $6.5 million for each of the nine month periods ended September 30, 2009 and 2008. The Company paid $6.5 million in interest on the Junior Notes during each of the nine month periods ended September 30, 2009 and 2008.

Blue Ocean Long-Term Debt (“Blue Ocean Debt”)

In November 2006, Blue Ocean obtained a secured loan of $75.0 million from a syndicate of lenders.  The Blue Ocean Debt had a maturity date of February 28, 2008 and was repaid in full on January 18, 2008.

Blue Ocean incurred interest expense on the Blue Ocean Debt of $0.2 million for the nine months ended September 30, 2008 and paid $0.5 million in interest during that period.

Letter of Credit Facilities

In the normal course of business, Montpelier Re and MCL maintain letter of credit facilities and provide letters of credit to third-parties. These letter of credit facilities were secured by collateral accounts containing cash and investments of $835.5 million at September 30, 2009. The following table outlines these facilities as of September 30, 2009:

Secured operational Letter of Credit Facilities:	Credit Line	Usage	Expiry Date

Montpelier Re’s Syndicated facility - Tranche B	$225.0	$130.3	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility	$500.0	$39.1	June 2011
Montpelier Re’s Syndicated 5-Year facility	$215.0	$156.8	June 2012
Montpelier Re’s Bilateral facility A	$100.0	$12.8	None
Lloyd’s Standby Facility	$230.0	$230.0	Dec. 2013

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

None of Montpelier’s derivatives are designated as hedging instruments.

The following table presents the fair values of Montpelier’s various derivative instruments at September 30, 2009 and December 31, 2008:

Derivative instruments recorded as other investments:	September 30, 2009	December 31, 2008

Foreign Exchange Contracts	$0.2	$0.7
Investment Options and Futures	4.0	0.1
Total derivative instruments recorded as other investments	$4.2	$0.8

The following table presents the changes in fair value of Montpelier’s various derivative instruments during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Hurricane Option	$—	$0.2	$—	$0.1
ILW Swap	—	(0.5)	—	(0.5)
CAT Bond Protection	—	(2.9)	(0.2)	(8.8)
Foreign Exchange Contracts	0.4	(4.9)	(0.3)	(1.7)
Investment Options and Futures	(5.9)	4.9	4.4	4.9
CAT Bond Facility	—	—	—	1.0
ILW Contract	—	0.2	—	0.6

Net income (expense) from derivative instruments	$(5.5)	$(3.0)	$3.9	$(4.4)

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

While outstanding, the fair value of the Hurricane Option was derived based on other observable (Level 2) inputs.

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

While outstanding, the fair value of the ILW Swap was derived based on unobservable (Level 3) inputs.

CAT Bond Protection

In December 2005, Montpelier purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party, Champlain, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matured on January 7, 2009. The first $75.0 million tranche (“Class A”) covered earthquakes affecting Japan and/or the U.S. The remaining $15.0 million tranche (“Class B”), provided second event coverage for a U.S. hurricane or earthquake. Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier.  For that reason, this transaction was accounted for as a derivative, rather than as a reinsurance transaction, and was carried at fair value.

Contract payments expensed in connection with the CAT Bond Protection were calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche.

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by Montpelier.

Foreign Exchange Contracts

From time to time Montpelier has entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they allow Montpelier to establish a rate of exchange at a future point in time. Montpelier’s open foreign currency agreements at September 30, 2009 were denominated in European Union euros (EUR).

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.  At September 30, 2009 and December 31, 2008, Montpelier was party to outstanding foreign currency exchange agreements with gross notional exposures of $9.3 million and $33.0 million, respectively.

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy, and to reduce its exposure to interest rate fluctuations.  As of September 30, 2009, Montpelier had open long option positions with a fair value of $4.0 million.

The fair value of the open options is derived based on other observable (Level 2) inputs.

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

The fair value of the CAT Bond Facility was derived based on other observable (Level 2) inputs.

ILW Contract

In August 2007, Montpelier entered into the ILW Contract with a third-party under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract provided the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount and expired on August 13, 2008 without any payment required by Montpelier.

The ILW Contract covered losses resulting from all natural perils within the U.S. and was carried at fair value.  The fair value of the ILW Contract was derived based on unobservable (Level 3) inputs.

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

Pursuant to the Consulting Agreement, KVO provides capital management and consulting services to the Company and, pursuant to the IMA, KVO will provide the Company with discretionary investment management services, in each case for an initial term beginning May 1, 2008 and ending December 31, 2010, subject to renewal for additional successive one-year periods.

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

Wilbur L. Ross, Jr., a Director of the Company and a former director of Blue Ocean, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC collectively owned 8.1% of the Company’s Common Shares at September 30, 2009.

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

In anticipation of the Blue Ocean Transaction, Montpelier cancelled its underwriting agreement with Blue Ocean Re (the “Underwriting Agreement”).  During the nine months ended September 30, 2008, Blue Ocean Re incurred $0.4 million in total fees (consisting of underwriting and performance fees) related to the Underwriting Agreement.

8.  Shareholders’ Equity

The following table summarizes the Company’s common share activity during the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
Common shares outstanding - beginning of period	91,826,704	99,290,078
Common shares issued from treasury	479,616	—
Common shares retired in connection with the Share Issuance Agreement	(5,920,000)	—
Common shares purchased and held in treasury	(1,178,097)	(1,877,375)
Common shares purchased and retired	—	(5,921,644)
Common shares outstanding - end of period	85,208,223	91,491,059

During the first nine months of 2009, the Company issued 452,913 Common Shares to employees and directors in satisfaction of vested Restricted Share Unit (“RSU”) obligations and 26,703 Common Shares to certain of its directors in satisfaction of Director Share Unit (“DSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.4 million, which was recorded as additional paid-in capital.

In connection with the termination of the Company’s Share Issuance Agreement on March 4, 2009, the Forward Counterparty delivered to the Company 5,920,000 Common Shares previously issued to it in exchange for a cash payment of $0.01.  See Note 6.  These Common Shares were retired.

The Company purchased 1,178,097 common shares at an average price of $16.26 per share from September 16, 2009 to September 30, 2009. These shares were placed in treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations. See Note 13.

The Company purchased 1,877,375 common shares at an average price of $15.31 per share from June 17, 2008 to September 30, 2008. These shares were placed in treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations. See Note 13.

The Company purchased 5,921,644 Common Shares at an average price of $16.38 per share from January 2, 2008 to April 30, 2008.  These shares were retired.

On February 26, 2008, the Company’s Board of Directors authorized the purchase of up to $200.0 million in common shares from time-to-time. Common shares may be purchased in the open market or through privately negotiated transactions.  As of September 30, 2009, the Company had remaining authorization of $91.4 million. There is no stated expiration date associated with this authorization.

Dividends

During the three-month periods ended September 30, 2009 and 2008, the Company declared quarterly cash dividends of $0.075 per common share. During the nine-month periods ended September 30, 2009 and 2008, the Company declared quarterly cash dividends totaling $0.225 per common share.

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

The following table summarizes Montpelier’s identifiable assets by segment as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Montpelier Bermuda	$2,902.4	$2,584.7
Montpelier Syndicate 5151	207.3	96.3
MUSIC	75.1	68.8
Blue Ocean	0.1	1.2
Corporate and Other	21.0	46.6

Total assets	$3,205.9	$2,797.6

A summary of Montpelier’s statements of operations by segment for the three months ended September 30, 2009 follows:

Three Months Ended Sept. 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$78.1	$34.4	$8.3	$—	$—	$120.8
Reinsurance premiums ceded	(13.5)	(0.7)	(0.3)	—	—	(14.5)
Net premiums written	64.6	33.7	8.0	—	—	106.3
Change in unearned premiums	42.0	(0.7)	(4.0)	—	—	37.3
Net premiums earned	106.6	33.0	4.0	—	—	143.6

Loss and LAE	(18.9)	(20.1)	(2.5)	—	—	(41.5)
Acquisition costs	(11.1)	(5.2)	(1.1)	—	—	(17.4)
General and administrative expenses	(15.7)	(12.4)	(2.4)	—	(5.7)	(36.2)

Underwriting income	60.9	(4.7)	(2.0)	—	(5.7)	48.5

Net investment income	19.5	0.2	0.5	—	—	20.2
Net investment and foreign exchange gains	87.6	3.7	1.2	—	0.4	92.9
Net income from derivative instruments	(5.5)	—	—	—	—	(5.5)
Interest and other financing expenses	(0.4)	(0.5)	—	—	(5.7)	(6.6)

Earnings before income taxes and extraordinary item	$162.1	$(1.3)	$(0.3)	$—	$(11.0)	$149.5

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended September 30, 2009 follows:

Three Months Ended Sept. 30, 2009	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$9.6	$24.8	$34.4
Reinsurance premiums ceded	(0.8)	0.1	(0.7)
Net premiums written	8.8	24.9	33.7
Change in unearned premiums	1.9	(2.6)	(0.7)
Net premiums earned	10.7	22.3	33.0

Loss and LAE	(8.3)	(11.8)	(20.1)
Acquisition costs	(2.5)	(2.7)	(5.2)
General and administrative expenses	(5.9)	(6.5)	(12.4)
Underwriting loss	$(6.0)	$1.3	$(4.7)

A summary of Montpelier’s statements of operations by segment for the nine months ended September 30, 2009 follows:

Nine Months Ended Sept. 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$414.6	$133.9	$15.9	$—	$(8.6)	$555.8
Reinsurance premiums ceded	(22.9)	(13.0)	(0.5)	—	8.6	(27.8)
Net premiums written	391.7	120.9	15.4	—	—	528.0
Change in unearned premiums	(73.8)	(29.0)	(6.8)	—	—	(109.6)
Net premiums earned	317.9	91.9	8.6	—	—	418.4

Loss and LAE	(68.5)	(46.7)	(5.8)	—	—	(121.0)
Acquisition costs	(43.0)	(15.7)	(2.1)	—	—	(60.8)
General and administrative expenses	(44.6)	(28.3)	(6.5)	—	(19.7)	(99.1)

Underwriting income	161.8	1.2	(5.8)	—	(19.7)	137.5

Net investment income	57.5	0.4	1.6	—	0.2	59.7
Gain on early extinguishment of debt	—	—	—	—	5.9	5.9
Other revenue	0.5	—	—	—	—	0.5
Net investment and foreign currency gains	172.5	(1.2)	2.2	—	(1.4)	172.1
Net income from derivative instruments	3.9	—	—	—	—	3.9
Interest and other financing expenses	(1.2)	(1.3)	—	—	(17.3)	(19.8)

Earnings before income taxes and extraordinary item	$395.0	$(0.9)	$(2.0)	$—	$(32.3)	$359.8

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the nine months ended September 30, 2009 follows:

Nine Months Ended Sept. 30, 2009	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$38.1	$95.8	$133.9
Reinsurance premiums ceded	(5.5)	(7.5)	(13.0)
Net premiums written	32.6	88.3	120.9
Change in unearned premiums	0.2	(29.2)	(29.0)
Net premiums earned	32.8	59.1	91.9

Loss and LAE	(25.2)	(21.5)	(46.7)
Acquisition costs	(8.5)	(7.2)	(15.7)
General and administrative expenses	(14.4)	(13.9)	(28.3)
Underwriting income	$(15.3)	$16.5	$1.2

A summary of Montpelier’s statements of operations by segment for the three months ended September 30, 2008 follows:

Three Months Ended Sept. 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$76.6	$25.0	$1.4	$—	$—	$103.0
Reinsurance premiums ceded	(11.3)	—	—	—	—	(11.3)
Net premiums written	65.3	25.0	1.4	—	—	91.7
Change in unearned premiums	50.2	(6.9)	(0.8)	—	—	42.5
Net premiums earned	115.5	18.1	0.6	—	—	134.2

Loss and LAE	(146.2)	(14.4)	(0.5)	—	—	(161.1)
Acquisition costs	(18.7)	(3.2)	(0.1)	—	—	(22.0)
General and administrative expenses	(7.6)	(7.9)	(1.3)	0.1	0.8	(17.8)

Underwriting loss	(57.0)	(7.4)	(1.3)	(0.1)	(0.8)	(66.6)

Net investment income	20.4	0.4	0.5	0.1	—	21.4
Other revenue	0.2	—	—	—	—	0.2
Investment and foreign exchange losses	(87.4)	0.9	(1.5)	—	0.2	(87.8)
Net expense from derivative instruments	(3.0)	—	—	—	—	(3.0)
Interest and other financing expenses	(0.4)	—	—	—	(6.0)	(6.4)

Loss before income taxes and extraordinary item	$(127.2)	$(6.1)	$(2.3)	$—	$(6.6)	$(142.2)

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended September 30, 2008 follows:

Three Months Ended Sept. 30, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$10.7	$14.3	$25.0
Reinsurance premiums ceded	(1.2)	1.2	—
Net premiums written	9.5	15.5	25.0
Change in unearned premiums	(2.6)	(4.3)	(6.9)
Net premiums earned	6.9	11.2	18.1

Loss and LAE	(11.2)	(3.2)	(14.4)
Acquisition costs	(1.8)	(1.4)	(3.2)
General and administrative expenses	(4.2)	(3.7)	(7.9)
Underwriting loss	$(10.3)	$2.9	$(7.4)

A summary of Montpelier’s statements of operations by segment for the nine months ended September 30, 2008 follows:

Nine Months Ended Sept. 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Gross premiums written	$454.8	$95.1	$2.8	$0.1	$(5.3)	$547.5
Reinsurance premiums ceded	(77.3)	(7.8)	—	—	5.3	(79.8)
Net premiums written	377.5	87.3	2.8	0.1	—	467.7
Change in unearned premiums	(32.0)	(43.1)	(1.9)	3.0	—	(74.0)
Net premiums earned	345.5	44.2	0.9	3.1	—	393.7

Loss and LAE	(232.8)	(28.4)	(0.7)	—	—	(261.9)
Acquisition costs	(54.6)	(7.3)	(0.2)	(0.2)	—	(62.3)
General and administrative expenses	(30.9)	(23.7)	(3.3)	(0.8)	(12.6)	(71.3)

Underwriting loss	27.2	(15.2)	(3.3)	2.1	(12.6)	(1.8)

Net investment income	64.2	0.5	1.6	1.3	0.2	67.8
Other revenue	0.8	—	—	—	—	0.8
Investment and foreign exchange losses	(138.6)	1.4	(2.2)	0.2	0.2	(139.0)
Net expense from derivative instruments	(4.4)	—	—	—	—	(4.4)
Interest and other financing expenses	(1.3)	(0.6)	—	(0.2)	(18.1)	(20.2)

Loss before income taxes and extraordinary item	$(52.1)	$(13.9)	$(3.9)	$3.4	$(30.3)	$(96.8)

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the nine months ended September 30, 2008 follows:

Nine Months Ended Sept. 30, 2008	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$28.2	$66.9	$95.1
Reinsurance premiums ceded	(1.2)	(6.6)	(7.8)
Net premiums written	27.0	60.3	87.3
Change in unearned premiums	(12.1)	(31.0)	(43.1)
Net premiums earned	14.9	29.3	44.2

Loss and LAE	(17.6)	(10.8)	(28.4)
Acquisition costs	(3.4)	(3.9)	(7.3)
General and administrative expenses	(11.8)	(11.9)	(23.7)
Underwriting loss	$(17.9)	$2.7	$(15.2)

The following tables set forth Montpelier’s gross premiums written and earned by line of business and by geographic area of risks insured for the periods indicated:

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross written premiums, by line of business, within each of its operating segments during the three months ended September 30, 2009 and 2008:

Three Months Ended Sept. 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$38.1	$3.1	$—	$—	$—	$41.2
Property Specialty - Treaty	14.7	6.1	—	—	—	20.8
Other Specialty - Treaty	13.5	11.7	—	—	—	25.2
Property and Specialty Individual Risk	11.8	13.5	8.3	—	—	33.6
Total gross written premiums	$78.1	$34.4	$8.3	$—	$—	$120.8

Three Months Ended Sept. 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$37.5	$2.0	$—	$—	$—	$39.5
Property Specialty - Treaty	20.8	6.1	—	—	—	26.9
Other Specialty - Treaty	10.1	8.8	—	—	—	18.9
Property and Specialty Individual Risk	8.2	8.1	1.4	—	—	17.7
Total gross written premiums	$76.6	$25.0	$1.4	$—	$—	$103.0

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

Montpelier monitors its geographic exposures on a Company-wide basis, rather than by individual operating segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended September 30,
	2009		2008

U.S. and Canada	$74.4	61%	$47.9	46%
Worldwide (1)	26.7	22	36.1	35
Worldwide, excluding U.S. and Canada (2)	6.4	5	5.3	5
Western Europe, excluding the U.K. and Ireland	0.8	1	4.8	5
U.K. and Ireland	3.1	3	0.6	1
Japan	2.7	2	2.5	2
Other	6.7	6	5.8	6

Total gross premiums written	$120.8	100%	$103.0	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross written premiums, by line of business, within each of its operating segments during the nine months ended September 30, 2009 and 2008:

Nine Months Ended Sept. 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$249.7	$32.9	$—	$—	$—	$282.6
Property Specialty - Treaty	55.6	22.6	—	—	—	78.2
Other Specialty - Treaty	64.5	39.9	—	—	—	104.4
Property and Specialty Individual Risk	36.2	38.5	15.9	—	—	90.6
Inter-segment reinsurance (1)	8.6	—	—	—	(8.6)	—
Total gross written premiums	$414.6	$133.9	$15.9	$—	$(8.6)	$555.8

Nine Months Ended Sept. 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$288.6	$28.9	$—	$0.1	$—	$317.6
Property Specialty - Treaty	63.5	12.6	—	—	—	76.0
Other Specialty - Treaty	68.9	23.7	—	—	—	92.6
Property and Specialty Individual Risk	28.6	29.9	2.8	—	—	61.3
Inter-segment reinsurance (1)	5.2	—	—	—	(5.3)	—
Total gross written premiums	$454.8	$95.1	$2.8	$0.1	$(5.3)	$547.5

(1)          Represents an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Nine Months Ended September 30,
	2009		2008

U.S. and Canada	$315.5	56%	$270.8	50%
Worldwide (1)	99.7	18	115.7	21
Worldwide, excluding U.S. and Canada (2)	34.5	6	35.1	6
Western Europe, excluding the U.K. and Ireland	28.6	5	55.8	10
U.K. and Ireland	19.9	4	19.0	3
Japan	19.8	4	20.4	4
Other	37.8	7	30.7	6

Total gross premiums written	$555.8	100%	$547.5	100%

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

Net Premiums Earned By Line of Business and Geography

The following tables present Montpelier’s net premiums earned, by line of business, within each of its operating segments during the three months ended September 30, 2009 and 2008:

Three Months Ended Sept. 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$66.7	$10.2	$—	$—	$—	$76.9
Property Specialty - Treaty	12.7	6.9	—	—	—	19.6
Other Specialty - Treaty	17.7	6.3	—	—	—	24.0
Property and Specialty Individual Risk	9.5	9.6	4.0	—	—	23.1
Total net premiums earned	$106.6	$33.0	$4.0	$—	$—	$143.6

Three Months Ended Sept. 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$72.1	$6.6	$—	$—	$—	$78.7
Property Specialty - Treaty	18.0	2.2	—	—	—	20.2
Other Specialty - Treaty	17.3	1.7	—	—	—	19.0
Property and Specialty Individual Risk	8.1	7.6	0.6	—	—	16.3
Total net premiums earned	$115.5	$18.1	$0.6	$—	$—	$134.2

The following table sets forth a breakdown of Montpelier’s net premiums earned by geographic area of risks insured:

	Three Months Ended September 30,
	2009		2008

U.S. and Canada	$86.7	60%	$62.2	47%
Worldwide (1)	19.4	14	33.8	25
Worldwide, excluding U.S. and Canada (2)	9.9	7	8.6	6
Western Europe, excluding the U.K. and Ireland	7.4	5	12.6	9
U.K. and Ireland	6.4	4	6.7	5
Japan	5.4	4	6.3	5
Other	8.4	6	4.0	3

Total net premiums earned	$143.6	100%	$134.2	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net premiums earned, by line of business, within each of its operating segments during the nine months ended September 30, 2009 and 2008:

Nine Months Ended Sept. 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$183.8	$25.8	$—	$—	$—	$209.6
Property Specialty - Treaty	52.4	22.3	—	—	—	74.7
Other Specialty - Treaty	56.8	17.1	—	—	—	73.9
Property and Specialty Individual Risk	24.9	26.7	8.6	—	—	60.2
Total net premiums earned	$317.9	$91.9	$8.6	$—	$—	$418.4

Nine Months Ended Sept. 30, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$199.0	$18.3	$—	$3.1	$—	$220.4
Property Specialty - Treaty	55.8	4.2	—	—	—	60.0
Other Specialty - Treaty	64.1	4.1	—	—	—	68.2
Property and Specialty Individual Risk	26.7	17.5	0.9	—	—	45.1
Total net premiums earned	$345.6	$44.1	$0.9	$3.1	$—	$393.7

The following table sets forth a breakdown of Montpelier’s net premiums earned by geographic area of risks insured:

	Nine Months Ended September 30,
	2009		2008

U.S. and Canada	$243.4	58%	$193.4	49%
Worldwide (1)	62.1	15	81.0	21
Worldwide, excluding U.S. and Canada (2)	27.2	7	30.9	8
Western Europe, excluding the U.K. and Ireland	24.9	6	43.4	11
U.K. and Ireland	18.0	4	21.3	5
Japan	16.9	4	17.0	4
Other	25.9	6	6.7	2

Total net premiums earned	$418.4	100%	$393.7	100%

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

The following table outlines the Company’s computation of earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings per share numerators:
Net income (loss) attributable to the Company before extraordinary item	$147.5	$(142.2)	$358.8	$(98.8)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	—	1.0
Net income (loss) attributable to the Company	147.5	(142.2)	358.8	(97.8)
Net earnings allocated to participating securities	(2.9)	—	(6.5)	—
Net income (loss) attributable to common shareholders	$144.6	$(142.2)	$352.3	$(97.8)

Earnings per share denominator (millions of shares):
Average common shares outstanding	86.0	91.7	87.6	94.2
Average common shares under the Share Issuance Agreement	—	(7.9)	(1.8)	(7.9)
Average vested participating securities	—	0.4	—	0.4
Earnings per share denominator	86.0	84.2	85.8	86.7

Basic and diluted earnings per share:
Net income (loss) attributable to the Company before extraordinary item	$1.68	$(1.69)	$4.11	$(1.14)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	—	.01
Net income (loss) attributable to common shareholders	$1.68	$(1.69)	$4.11	$(1.13)

11.  Commitments and Contingent Liabilities

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at September 30, 2009.

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

Montpelier underwrites the majority of its business through insurance and reinsurance brokers.  Credit risk exists should any of these brokers be unable to fulfill their contractual obligations to Montpelier.  For example, Montpelier is frequently required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with Montpelier. In some jurisdictions, if a broker fails to make such a payment, Montpelier might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to Montpelier for those amounts, whether or not the premiums have actually been received.

Montpelier remains liable to the extent that any third-party reinsurer or other obligor fails to meet its reinsurance obligations and, with respect to certain contracts that carry underlying reinsurance protection, Montpelier would be liable in the event that the ceding companies are unable to collect amounts due from underlying third-party reinsurers.

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

Investment Commitment

As of September 30, 2009, Montpelier had unfunded commitments to invest $25.0 million into three separate private investment funds.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s net capital requirement as of September 30, 2009 was fulfilled through a secured letter of credit facility of $230.0 million. See Note 5.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”).  Under the Trust Funds’ deeds, those monies may only be used for the payment of claims and valid expenses. Profits held within the Trust Funds, including investment income earned thereon, may be distributed to the corporate member annually, subject to meeting Lloyd’s requirements.  Trust Fund monies not required to meet cash calls and/or loss payments may also be used towards a corporate member’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Trust Funds applicable to the closed underwriting year may be distributed to the corporate member.  As of September 30, 2009, Syndicate 5151 held $36.4 million in cash and cash equivalents and $70.2 million in investment securities, within the Trust Funds.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in 46 additional states and the District of Columbia. MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners Non-Admitted Insurance Model Act, which have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

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

Holding Company Regulation. MUSIC and certain holding companies are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Oklahoma, MUSIC’s state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Oklahoma Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year.  These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of the Company’s ownership of MUSIC under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of the Company’s outstanding voting securities is required to obtain prior regulatory approval for the purchase.

Swiss Regulation

MEAG is subject to registration and supervision by the Swiss Financial Market Supervisory Authority (FINMA) as an insurance intermediary.

13.  Share Based Compensation

The Montpelier Long-Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan. At the discretion of the Board’s Compensation and Nominating Committee (the “Committee”), incentive awards, the value of which is based on the Company’s Common Shares, may be made to plan participants. Currently, Montpelier’s share based incentive awards under the LTIP consist of awards of performance shares and RSUs.

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

The following tables summarize Montpelier’s performance share activity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	172,000	$1.2	325,000	$6.3

New awards	—	—	—	—
Payments	—	—	—	—
Actual Forfeitures	—	—	—	—
Expense (income) recognized	—	1.3	—	(2.6)

End of period	172,000	$2.5	325,000	$3.7

	Nine Months Ended September 30,
	2009		2008
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	325,000	$4.0	335,000	$4.9

New awards	—	—	—	—
Payments (1)	(153,000)	(2.5)	—	—
Actual Forfeitures	—	—	(10,000)	(0.1)
Expense (income) recognized	—	1.0	—	(1.1)

End of period	172,000	$2.5	325,000	$3.7

(1)          Performance share payments made in 2009 for the 2006-2008 performance cycle ranged from 95.1% to 116.2% of target.

All of the performance shares outstanding at September 30, 2009 were issued with respect to the 2007-2009 performance cycle.  If the performance shares were vested on September 30, 2009, the total additional compensation cost to be recognized would be $0.2 million based on current accrual factors (share price and payout assumptions).

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

For the RSU award cycle from 2009 to 2012, the number of Variable RSUs to be awarded will be determined based on a 2009 target ROE of 9.77%.  At an achieved ROE of 9.77% (“Target”) the Company would expect to grant approximately 650,000 Variable RSUs to participants, at an ROE of 3.77% (“Threshold”) the Company would not expect to grant any Variable RSUs to participants and at an ROE of 19.77% (“Maximum”) the Company would expect to grant approximately 1,300,000 Variable RSUs to participants.

The following tables outline Montpelier’s RSU activity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,764,763	$17.1	1,901,288	$13.7

Fixed RSUs awarded	—	—	25,000	0.3
Changes in Variable RSU projections, 2008-2011 cycle	—	—	(424,690)	(6.7)
Variable RSUs projected to be awarded at target, 2009-2012 cycle	(36,192)	(0.2)	—	—
Changes in Variable RSU projections, 2009-2012 cycle	116,598	1.5	—	—
Change in other factors, including expected forfeitures	—	—	—	—
Payments	(3,700)	—	—	—
Expense recognized	—	(3.6)	—	0.1

End of period	1,841,469	$14.8	1,501,598	$7.4

	Nine Months Ended September 30,
	2009		2008
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,281,619	$7.4	1,109,083	$7.3

Fixed RSUs awarded	7,500	0.1	237,000	6.4
Variable RSUs projected to be awarded at target, 2008-2011 cycle	—	—	594,538	8.3
Changes in Variable RSU projections, 2008-2011 cycle	(19,662)	(0.2)	(424,690)	(6.7)
Variable RSUs projected to be awarded at target, 2009-2012 cycle	654,795	10.4	—	—
Changes in Variable RSU projections, 2009-2012 cycle	458,363	7.3	—	—
Change in other factors, including expected forfeitures	—	—	—	(3.0)
Payments	(541,146)	—	—	—
Actual forfeitures	—	—	(14,333)	—
Expense recognized	—	(10.2)	—	(4.9)

End of period	1,841,469	$14.8	1,501,598	$7.4

At grant date the Company assumes a 3% to 9% forfeiture rate, depending on the term of the award.  Actual forfeitures are periodically compared to assumed forfeitures and adjustments are made as deemed necessary.

On the basis of results achieved during the first nine months of 2009, as of September 30, 2009, the Company anticipates issuing a total of 1,113,158 Variable RSUs for the 2009-2012 award cycle. The actual number of Variable RSUs to be awarded for the 2009 to 2012 cycle may be more or less than this anticipated total and, as previously mentioned, will not be fixed and determinable until the completion of the Initial RSU Period.

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

In September 2009, the Company paid out 3,700 vested RSUs and withheld, at the recipient’s election, 922 RSUs to provide for statutory income tax liabilities.  As a result, the Company issued 2,778 shares from its treasury on September 15, 2009.  See Note 8.  The fair value of the 3,700 vested RSUs paid out during 2009 was $0.1 million.

None of the outstanding RSUs at September 30, 2009 were vested.

During the second quarter of 2008, the Company revised certain key assumptions associated with its outstanding RSU awards resulting in a decrease in the unamortized grant date fair value of such awards of $3.0 million.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at September 30, 2009, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Three-year RSU awards granted in 2007	162,837	0.3
Five-year RSU awards granted in 2007	133,600	0.8
Four-year RSU awards granted 2008	269,774	1.7
Five-year RSU awards granted in 2008	154,600	1.1
Four-year RSU awards projected to be granted in 2009	1,113,158	10.8
Five-year RSU awards granted in 2009	7,500	0.1

Total RSUs outstanding at September 30, 2009	1,841,469	14.8

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $3.3 million during the balance of 2009.  In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $6.7 million, $3.5 million and $1.3 million during 2010, 2011 and 2012, respectively.

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

During the nine months ended September 30, 2009, Montpelier recorded $1.0 million in income tax expense associated primarily with its U.K. operations and made $0.9 million in associated income tax payments.  During the nine months ended September 30, 2008, Montpelier incurred and paid $0.1 million in income taxes associated with its U.K. operations.

Bermuda

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean and Blue Ocean Re, have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United Kingdom

MCL, MUA, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the nine months ended September 30, 2009 and 2008, these companies had pretax income (loss) of $2.0 million and $(1.4) million, respectively.  As of September 30, 2009, these companies had a net deferred tax liability of $2.1 million.  As of December 31, 2008, these companies had a net deferred tax asset of $1.3 million which was partially offset by a $1.1 million deferred tax asset valuation allowance.

MMSL is also subject to U.K. income taxes.  During the nine months ended September 30, 2009 and 2008, such income taxes totaled less than $0.1 million.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the nine months ended September 30, 2009 and 2008, these companies incurred pretax losses of $13.2 million and $12.3 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established an offsetting $13.9 million U.S. deferred tax asset valuation allowance against its existing deferred tax asset at September 30, 2009.  As of December 31, 2008, these companies had a net deferred tax asset of $9.0 million which was fully offset by a $9.0 million deferred tax asset valuation allowance.  The net operating loss associated with these operations may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes.  During the nine months ended September 30, 2009 and 2008, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the nine months ended September 30, 2009 and 2008, such income taxes totaled less than $0.1 million.

Note 15.  Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value information for certain financial instruments. For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its financial instruments on its consolidated balance sheets at fair value with the exception of its fixed-rate debt.

The Company’s fixed-rate debt consists of the Senior Notes and the Junior Notes. At September 30, 2009 and December 31, 2008, the fair value of the Senior Notes (based on quoted market prices) was $223.3 million and $193.2 million, respectively, which compared to a carrying value of $228.6 million and $249.4 million, respectively.  At September 30, 2009 and December 31, 2008, the fair value of the Junior Notes (based on quoted market prices for similar securities) was $67.0 million and $61.9 million, respectively, which compared to a carrying value of $103.1 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and our financial condition as of September 30, 2009 and December 31, 2008.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. See “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission and as amended herein in Part II, Item 1A. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results, future dividends and distributions or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes, in particular catastrophes that are weather-related; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of Syndicate 5151 and MUSIC effectively, including the integration of those operations into our existing operations; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance businesses; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of estimates reported by cedants and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and LAE, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions including, but not limited to, the liquidity of financial markets and the level of volatility of interest rate fluctuations; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our insurance and reinsurance operating subsidiaries; and the impact of foreign currency fluctuations.

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

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature. During the first nine months of 2009, we have observed positive pricing trends in the majority of our business lines, ending price reductions experienced over the previous two years. These price increases also affected the cost of our ceded reinsurance protection, with the overall impact being a reduction in both our gross exposure and our reinsurance purchases.

Gross premiums written during the nine months ended September 30, 2009 were up 2% as compared to the same period in 2008. Underlying this slight increase is a reduction in Property Catastrophe - Treaty premium written during the period due to a decision to reduce gross exposures at January 1st in anticipation of the lapsing of certain reinsurance covers. This underlying reduction in gross premium volume was offset by: (i) increases in Property Specialty - Treaty and Individual Risk premium written outside of Bermuda; and (ii) price increases on renewal business in most of the classes we write. Our net premiums written to date in 2009 have increased by 13% from the first nine months of 2008 as a result of a significant reduction in our reinsurance premiums ceded.

We assign a price index percentage to business which we renew. This index represents an internal subjective measure which takes into account both changes in pricing and terms and conditions. The index does not reflect deteriorating pricing or terms of business on risks we decline to renew. The cumulative premium-weighted renewal price index to date, including the October renewals, was 105%, with U.S. catastrophe-exposed property business showing the most marked improvements from the prior year.

A relatively small portion of our annual premiums will be written during the remainder of 2009, and we expect the market conditions to remain favorable for the balance of the year. However, in the absence of a major catastrophe or other event reducing the amount of available capital in the reinsurance market, we expect that the January 1, 2010 renewals will represent a more challenging environment than that of 2009.

During the third quarter of 2009, Syndicate 5151’s newly acquired team of experienced marine underwriters commenced underwriting a diverse portfolio of short tail marine hull, cargo and specie business. The portfolio is expected to be underwritten through upwards of twenty brokers, will not incorporate energy business and will be largely uncorrelated with Syndicate 5151’s peak exposures. Terms, rates and conditions in the marine market have improved modestly in recent months and we consider the outlook to be positive. For the three and nine month periods ended September 30, 2009, Syndicate 5151 underwrote $2.4m in net premiums associated with the new marine portfolio.

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

Exposure Management

We track gross reinsurance treaty contract limits that we deem exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of September 30, 2009, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Event / Resulting Market Loss	Our Average Market Share

U.S. Hurricane / $50 billion	0.8%

U.S. Earthquake / $50 billion	1.0%

Europe Windstorm / $20 billion	1.5%

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

Summary Financial Results

We ended the third quarter of 2009 with a fully converted tangible book value per share of $19.73, an increase of 9.6% for the past three months, 25.6% for the past nine months and 21.1% for the past twelve months, inclusive of dividends declared during such periods. The increase in fully converted tangible book value per share experienced during the third quarter of 2009 resulted from favorable underwriting and investing results.

Our comprehensive income for the third quarter of 2009 was $147.2 million and our GAAP combined ratio was 66.3%, compared to a comprehensive loss of $142.0 million and a GAAP combined ratio of 149.6% for the third quarter of 2008.

Our underwriting results for the third quarter of 2009 benefitted from a low level of loss activity and $19.4 million of favorable prior year loss reserve development.  Our underwriting results for the third quarter of 2008 included $151.9 million of net losses from hurricanes Gustav and Ike, partially offset by $23.1 million of favorable prior year loss reserve development.

Net realized and unrealized investment gains experienced during the third quarter of 2009 were $87.1 million, compared to net losses of $80.1 million experienced during the third quarter of 2008.

Our comprehensive income for the first nine months of 2009 was $360.8 million and our GAAP combined ratio was 67.1%, compared to a comprehensive loss of $99.6 million and a GAAP combined ratio of 100.5% for the comparable 2008 period.

Our underwriting results for the first nine months of 2009 were impacted by a $15.5 million net loss from European Windstorm Klaus and $51.4 million of prior year favorable loss reserve development. Our underwriting results for the first nine months of 2008 were impacted by European windstorm Emma and four individual risk losses, which generated net losses of $14.4 million and $42.8 million, respectively, in addition to the third quarter 2008 loss events previously described. Partially offsetting these 2008 net losses was $71.9 million of prior year favorable loss reserve development.

Net realized and unrealized investment gains experienced during the first nine months of 2009 were $173.5 million compared to net losses of $136.3 million experienced during the comparable 2008 period.

During the first nine months of 2009 we recognized a $5.9 million gain on early extinguishment of debt in connection with the repurchase and retirement of $21.0 million in face value of our Senior Notes.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share as of the dates presented:

	Sept 30, 2009	June 30, 2009	Dec. 31, 2008	Sept 30, 2008
Book value per share numerators (millions of dollars):

[A] Common shareholders’ equity	$1,722.2	$1,597.0	$1,357.6	$1,413.5
Intangible asset (1)	(4.8)	(4.8)	(4.8)	(4.8)
[B] Fully converted tangible book value per share numerator	$1,717.4	$1,592.2	$1,352.9	$1,408.7

Book value per share denominators (thousands of shares):

Common shares outstanding	85,208	86,383	91,827	91,491
Common shares subject to the share issuance agreement (2)	—	—	(7,920)	(7,920)
[C] Book value per share denominator	85,208	86,383	83,907	83,571

Common share obligations under benefit plans	1,842	1,765	1,281	1,502
[D] Fully converted book value per share denominator	87,050	88,148	85,188	85,073

Book value per share [A] / [C]	$20.21	$18.49	$16.18	$16.91
Fully converted book value per share [A] / [D]	19.78	18.12	15.94	16.61
Fully converted tangible book value per share [B] / [D]	19.73	18.06	15.88	16.56

Change in fully converted tangible book value per share: (3)
From June 30, 2009	9.6%
From December 31, 2008	25.6%
From September 30, 2008	21.1%

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

Consolidated Results of Operations

Our consolidated financial results for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Gross premiums written	$120.8	$103.0	$555.8	$547.5
Reinsurance premiums ceded	(14.5)	(11.3)	(27.8)	(79.8)
Net premiums written	106.3	91.7	528.0	467.7
Change in net unearned premiums	37.3	42.5	(109.6)	(74.0)
Net premiums earned	143.6	134.2	418.4	393.7

Net investment income	20.2	21.4	59.7	67.8
Net realized and unrealized investment gains (losses)	87.1	(80.1)	173.5	(136.3)
Net foreign exchange gains (losses)	5.8	(7.7)	(1.4)	(2.7)
Net income (expense) from derivative instruments	(5.5)	(3.0)	3.9	(4.4)
Gain on early extinguishment of debt	—	—	5.9	—
Other revenue	—	0.2	0.5	0.8
Total revenues	251.2	65.0	660.5	318.9

Underwriting expenses:
Loss and LAE — current year losses	60.9	184.2	172.4	333.8
Loss and LAE — prior year losses	(19.4)	(23.1)	(51.4)	(71.9)
Acquisition costs	17.4	22.0	60.8	62.3
General and administrative expenses	36.2	17.7	99.1	71.3

Non-underwriting expenses:
Interest and other financing expenses	6.6	6.4	19.8	20.2
Total expenses	101.7	207.2	300.7	415.7

Earnings (loss) before income taxes and extraordinary item	149.5	(142.2)	359.8	(96.8)
Income tax provision	(2.0)	—	(1.0)	(0.1)
Net income (loss) before extraordinary item	147.5	(142.2)	358.8	(96.9)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	—	1.0
Net income (loss)	147.5	(142.2)	358.8	(95.9)
Net income attributable to noncontrolling interest in Blue Ocean	—	—	—	(1.9)
Net income (loss) attributable to the Company	147.5	(142.2)	358.8	(97.8)
Other comprehensive income (loss)	(0.3)	0.2	2.0	(1.8)
Comprehensive income (loss)	$147.2	$(142.0)	$360.8	$(99.6)

Loss and LAE ratio	29.0%	119.9%	28.9%	66.5%
Acquisition expense ratio	12.1%	16.4%	14.5%	15.8%
General and administrative expense ratio	25.2%	13.3%	23.7%	18.2%

GAAP combined ratio	66.3%	149.6%	67.1%	100.5%

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

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Gross premiums written	$78.1	$76.6	$414.6	$454.8
Reinsurance premiums ceded	(13.5)	(11.3)	(22.9)	(77.3)
Net premiums written	64.6	65.3	391.7	377.5
Change in unearned premiums	42.0	50.2	(73.8)	(32.0)
Net premiums earned	106.6	115.5	317.9	345.5

Loss and LAE — current year losses	(38.6)	(168.1)	(114.4)	(303.4)
Loss and LAE — prior year losses	19.7	21.9	45.9	70.6
Acquisition costs	(11.1)	(18.7)	(43.0)	(54.6)
General and administrative expenses	(15.7)	(7.6)	(44.6)	(30.9)

Underwriting income (loss)	$60.9	$(57.0)	$161.8	$27.2

Gross and Net Premiums Written

The following tables summarize gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended September 30,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$38.1	49%	$37.5	49%
Property Specialty - Treaty	14.7	19	20.8	27
Other Specialty - Treaty	13.5	17	10.1	13
Property and Specialty Individual risk	11.8	15	8.2	11
Inter-segment reinsurance (1)	—	—	—	—

Gross premiums written	78.1	100%	76.6	100%
Reinsurance premiums ceded	(13.5)		(11.3)
Net premiums written	$64.6		$65.3

	Nine Months Ended September 30,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$249.7	60%	$288.6	64%
Property Specialty - Treaty	55.6	13	63.5	14
Other Specialty - Treaty	64.5	16	68.9	15
Property and Specialty Individual risk	36.2	9	28.6	6
Inter-segment reinsurance (1)	8.6	2	5.2	1

Gross premiums written	414.6	100%	454.8	100%
Reinsurance premiums ceded	(22.9)		(77.3)
Net premiums written	$391.7		$377.5

(1)          Represents an inter-segment reinsurance arrangement with Montpelier Syndicate 5151.  This intercompany arrangement is eliminated in consolidation.

Gross premiums written during the quarter ended September 30, 2009 were largely consistent with those of the comparable prior-year period, increasing by just 2%.  For the nine months ended September 30, 2009, gross written premiums decreased by 9% over the comparable 2008 period. This decrease relates mainly to our Property Catastrophe - Treaty line of business and reflects our decision to reduce gross exposures in connection with the lapsing of certain outward reinsurance protections, partially offset by price increases on 2009 renewal business.

Reinstatement premiums written within Montpelier Bermuda during the three and nine months ended September 30, 2009 were $1.1 million and $0.6 million, respectively, versus $7.9 million and $7.2 million for the comparable 2008 periods. The reinstatement premiums written during the 2008 periods related primarily to Hurricane Ike.

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

Net premiums written during the three and nine months ended September 30, 2009 (decreased) increased by (1.1)% and 3.8%, respectively, over the comparable 2008 periods. The year-to-date increase is the result of a dramatic reduction in the amount of retrocessional reinsurance purchased during the first half of the year as the pricing for such reinsurance was viewed as being unattractive.  Consequently, Montpelier Bermuda reduced its gross exposure along with its ceded reinsurance protection.

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

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during the three and nine months ended September 30, 2009 were $106.6 million and $317.9 million, respectively, versus $115.5 million and $345.5 million for the comparable 2008 periods. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s net loss and LAE for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Gross unpaid loss and LAE reserves - beginning	$666.7	$794.2	$750.0	$839.8
Reinsurance recoverable on unpaid losses - beginning	(79.6)	(114.1)	(114.1)	(135.8)
Net unpaid loss and LAE reserves - beginning	587.1	680.1	635.9	704.0

Losses and LAE incurred:
Current year losses	38.6	168.1	114.4	303.4
Prior year losses	(19.7)	(21.9)	(45.9)	(70.6)
Total losses and LAE incurred	18.9	146.2	68.5	232.8

Losses and LAE paid	(55.2)	(54.5)	(153.6)	(165.0)

Net unpaid loss and LAE reserves - ending	550.8	771.8	550.8	771.8
Reinsurance recoverable on unpaid losses - ending	71.7	116.6	71.7	116.6

Gross unpaid loss and LAE reserves - ending	$622.5	$888.4	$622.5	$888.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Loss and LAE ratio - current year	36.2%	145.5%	36.0%	87.8%
Loss and LAE ratio - prior year	(18.5)%	(19.0)%	(14.5)%	(20.4)%

Loss and LAE ratio	17.7%	126.5%	21.5%	67.4%

Three Months Ended September 30, 2009 and 2008

Current year

Montpelier Bermuda’s net loss and LAE relating to current year events was $38.6 million and $168.1 million for the three months ended September 30, 2009 and 2008, respectively. The largest contributors to Montpelier Bermuda’s 2009 losses were hail storms in Europe and Canada, as well U.S. tornadoes. The largest contributors to Montpelier Bermuda’s 2008 losses were net losses of $143.7 million associated with hurricanes Ike and Gustav.

Montpelier Bermuda’s net current year losses include reinsurance recoveries of $2.4 million and $9.7 million during the third quarter of 2009 and 2008, respectively.

Prior year

Montpelier Bermuda’s net favorable loss and LAE development relating to prior year events was $19.7 million and $21.9 million for the three months ended September 30, 2009 and 2008, respectively.

The prior year loss reserve development recorded during the third quarter of 2009 included the following:

•                  Subrogation recoveries from a 2005 oil explosion led to a $4.5 million reduction in estimated net ultimate losses.

•                  The settlement of a claim associated with a 2007 mining accident led to a $3.8 million reduction in estimated net ultimate losses.

•                  Estimated ultimate net losses associated with the 2005 hurricanes decreased by $2.5 million.

•                  Estimated ultimate net losses associated with 2007 California wildfires decreased by $2.3 million.

•                  Estimated ultimate net losses associated with various international treaty risk accounts for the 2008 accident year decreased by $2.2 million.

•                  Estimated ultimate net losses relating to several prior accident years decreased by $4.4 million across all lines of business.

The prior year loss reserve development recorded during the third quarter of 2008 included the following:

•                  Estimated ultimate net losses associated with 2004 and 2005 hurricanes decreased by $7.2 million.

•                  Estimated ultimate net losses associated with 2007 European windstorm Kyrill and 2007 U.K. floods decreased by $8.0 million.

•                  Estimated ultimate net losses relating to several prior accident years decreased by $6.7 million across all lines of business.

Montpelier Bermuda’s net favorable development includes a decrease in estimated reinsurance recoveries of $4.1 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 and 2008

Current year

Montpelier Bermuda’s net loss and LAE relating to current year events was $114.4 million and $303.4 million, respectively, for the nine months ended September 30, 2009 and 2008.

The largest contributors to Montpelier Bermuda’s 2009 losses were those incurred during the third quarter of 2009, as previously described, in addition to the following:

•                  A net loss of $14.4 million relating to European Windstorm Klaus.

•                  Net losses totaling $5.5 million associated with tornadoes and other small events in the U.S.

•                  Multiple smaller events and IBNR adjustments across all lines of business totaling $55.9 million.

The largest contributors to Montpelier Bermuda’s 2008 losses were those incurred during the third quarter of 2008, as previously described, in addition to the following:

•                  A net loss of $14.4 million relating to European windstorm Emma

•                  Net losses totaling $42.8 million associated with four significant individual risk losses

•                  Multiple smaller events and IBNR adjustments across all lines of business totaling $78.1 million.

Prior year

Montpelier Bermuda’s net favorable loss and LAE development relating to prior year events was $45.9 million and $70.6 million for the nine months ended September 30, 2009 and 2008, respectively.

The 2009 year-to-date prior year loss reserve development resulted from the third quarter 2009 events and circumstances described above in addition to the following items, which occurred during the first six months of 2009:

•                  Estimated ultimate net losses associated with 2004 and 2005 hurricanes decreased by $8.5 million.

•                  Estimated ultimate net losses associated with 2008 Hurricane Ike decreased by $4.2 million.

•                  Multiple smaller events and IBNR adjustments across all lines of business totaled $13.5 million.

Montpelier Bermuda’s 2008 year-to-date prior year loss reserve development resulted from the third quarter 2008 events and circumstances described above in addition to the following items, which occurred during the first six months of 2008:

•                  Estimated ultimate net losses associated with the 2007 events noted above decreased by $13.8 million.

•                  Estimated ultimate net losses associated with 2004 and 2005 hurricanes reduced by $9.1 million.

•                  A Subrogation recovery from a 2005 train crash led to a $8.0 million reduction in estimated ultimate net losses.

•                  Multiple smaller events and IBNR adjustments across all lines of business totaled $17.8 million.

Montpelier Bermuda’s net favorable development includes increases (decreases) in estimated ultimate reinsurance recoveries of $29.2 million and $4.6 million for the nine months ended September 30, 2009 and 2008 respectively.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Acquisition costs	$11.1	$18.7	$43.0	$54.6
General and administrative expenses	15.7	7.6	44.6	30.9

Acquisition cost ratio	10.4%	16.2%	13.5%	15.8%
General and administrative expense ratio	14.7%	6.6%	14.0%	8.9%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commissions (reversals), which are accrued based on the estimated results of the subject contract, totaled $(2.5) million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively, and totaled $(1.3) and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively.  The 2009 reversals reflect a profit commission adjustment on one large contract.

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

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Fixed expenses	$11.8	$9.6	$37.2	$29.5
Share based and other incentive compensation	3.9	(2.0)	7.4	1.4

General and administrative expenses	$15.7	$7.6	$44.6	$30.9

The increase in Montpelier Bermuda’s fixed expenses incurred during the three and nine months ended September 30, 2009, as compared to the comparable 2008 periods, is primarily the result of the completion and implementation of a new reinsurance accounting system in 2009. Fixed expenses recognized during the 2009 periods include the amortization of this capitalized asset, as well as maintenance and enhancement costs incurred subsequent to its implementation. Additionally, the amount of intercompany expenses, primarily information technology and incentive compensation costs, allocated to Montpelier Bermuda was higher in during the third quarter of 2009 than in the comparable 2008 period.

The significant increase in Montpelier Bermuda’s share based and other incentive compensation recognized during the 2009 periods, versus that of the comparable 2008 periods, is the result of an increase in accrued incentive compensation to above-target levels in response to stronger operating results achieved by the Company to-date. The 2008 periods shown reflect a reduction in accrued incentive compensation to below-target levels due to weaker operating results achieved by the Company as a result of the significant storm losses incurred during the third quarter of 2008.

MONTPELIER SYNDICATE 5151

Our underwriting results at Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Gross premiums written	$34.4	$25.0	$133.9	$95.1
Reinsurance premiums ceded	(0.7)	—	(13.0)	(7.8)
Net premiums written	33.7	25.0	120.9	87.3
Change in unearned premiums	(0.7)	(6.9)	(29.0)	(43.1)
Net premiums earned	33.0	18.1	91.9	44.2

Loss and LAE — current year losses	(19.8)	(15.6)	(52.7)	(29.7)
Loss and LAE — prior year losses	(0.3)	1.2	6.0	1.3
Acquisition costs	(5.2)	(3.2)	(15.7)	(7.3)
General and administrative expenses	(12.4)	(7.9)	(28.3)	(23.7)

Underwriting income (loss)	$(4.7)	$(7.4)	$1.2	$(15.2)

Gross and Net Premiums Written

The following tables summarize gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended September 30,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$3.1	9%	$2.0	8%
Property Specialty - Treaty	6.1	18	6.1	25
Other Specialty - Treaty	11.7	34	8.8	35
Property and Specialty Individual Risk	13.5	39	8.1	32

Gross premiums written	34.4	100%	25.0	100%
Reinsurance premiums ceded including inter-segment reinsurance (1)	(0.7)		—
Net premiums written	$33.7		$25.0

	Nine Months Ended September 30,
($ in millions)	2009		2008

Property Catastrophe - Treaty	$32.9	24%	28.9	30%
Property Specialty - Treaty	22.6	17	12.6	13
Other Specialty - Treaty	39.9	30	23.7	25
Property and Specialty Individual Risk	38.5	29	29.9	32

Gross premiums written	133.9	100%	95.1	100%
Reinsurance premiums ceded including inter-segment reinsurance (1)	(13.0)		(7.8)
Net premiums written	$120.9		$87.3

(1)          Represents an inter-segment reinsurance arrangement with Montpelier Bermuda.  This intercompany arrangement is eliminated in consolidation.

During the third quarter of 2009, Montpelier Syndicate 5151’s gross premiums written increased by 38% as compared to the comparable period in 2008.  The increase was generated primarily by the Property and Specialty Individual Risk and Other Specialty - Treaty lines of business, which saw premiums grow by 67% and 33%, respectively, period over period. This growth was the result of improved pricing and submission flow from Syndicate 5151’s U.S.-based underwriters, and from new engineering and marine business written by Syndicate 5151’s U.K.-based underwriters.

During the nine months ended September 30, 2009, Montpelier Syndicate 5151’s gross written premiums totaled $133.9 million, a 41% increase over the comparable 2008 period. The growth in premiums was due primarily to the following:

•                  Property Specialty - Treaty increased 79% mainly as a result of improved pricing, terms and conditions seen by both our U.K. and U.S.-based underwriters in the per risk excess of loss book of business,

•                  Other Specialty -Treaty premiums increased 68% as a result of the expansion in the engineering, terrorism, accident and health, and satellite books of business, mainly by Montpelier Syndicate 5151’s U.K.-based underwriters, and

•                  Property and Specialty Individual Risk premiums increased by 29%, mainly for the same reasons as those driving the growth in premiums during the third quarter of 2009 discussed above.

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

Net Premiums Earned

Net premiums earned within Montpelier Syndicate 5151 during the three months and nine months ended September 30, 2009 were $33.0 and $91.9 million respectively, versus $18.1 million and $44.2 million for the comparable 2008 periods, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s net loss and LAE for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Gross unpaid loss and LAE reserves - beginning	$71.3	$17.5	$48.8	$4.2
Reinsurance recoverable on unpaid losses - beginning	—	—	—	—
Net unpaid loss and LAE reserves - beginning	71.3	17.5	48.8	4.2

Losses and LAE incurred:
Current year losses	19.8	15.6	52.7	29.7
Prior year losses	0.3	(1.2)	(6.0)	(1.3)
Total losses and LAE incurred	20.1	14.4	46.7	28.4

Net impact of foreign currency movements	(0.4)	—	(0.7)	—

Losses and LAE paid	(7.4)	(0.9)	(11.2)	(1.6)

Net unpaid loss and LAE reserves - ending	83.6	31.0	83.6	31.0
Reinsurance recoverable on unpaid losses - ending	0.1	—	0.1	—

Gross unpaid loss and LAE reserves - ending	$83.7	$31.0	$83.7	$31.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Loss and LAE ratio - current year	60.0%	86.2%	57.3%	67.2%
Loss and LAE ratio - prior year	0.9%	(6.6)%	(6.5)%	(2.9)%

Loss and LAE ratio	60.9%	79.6%	50.8%	64.3%

Montpelier Syndicate 5151’s net loss and LAE relating to current year losses was $19.8 million and $15.6 million during the three months ended September 30, 2009 and 2008, respectively, and $52.7 million and $29.7 million for the nine month periods ending September 30, 2009 and 2008, respectively.  The bulk of the incurred losses in all periods presented represent IBNR as few claims were reported during the periods.

During the third quarter of 2009, Montpelier Syndicate 5151 recorded $0.3 million of adverse development relating to prior year losses versus $1.2 million of favorable development in the comparable period of 2008. The development in these periods related to several small adjustments across multiple lines of business.

During the nine months ended September 30, 2009 and 2008, Montpelier Syndicate 5151 experienced favorable prior year loss development of $6.0 million and $1.3 million, respectively.  The majority of the favorable development of the first nine months of 2009 related to several large individual risk losses.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Acquisition costs	$5.2	$3.2	$15.7	$7.3
General and administrative expenses	12.4	7.9	28.3	23.7

Acquisition cost ratio	15.8%	17.7%	17.1%	16.5%
General and administrative expense ratio	37.6%	43.6%	30.8%	53.6%

During the 2008 periods, Montpelier Syndicate 5151’s acquisition cost ratio was reduced as a result of a premium deficiency adjustment. Excluding these charges, Montpelier Syndicate 5151’s acquisition cost ratio has remained largely constant during each of the periods presented.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Fixed expenses	$9.3	$8.0	$20.6	$20.8
Incentive compensation	3.1	(0.1)	7.7	2.9

General and administrative expenses	$12.4	$7.9	$28.3	$23.7

Montpelier Syndicate 5151’s fixed expenses represent salaries and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland, intercompany allocations of information technology and risk modeling expenses and fees charged by Lloyd’s and Spectrum.  Fixed expenses incurred during the third quarter of 2009 increased by 16% as compared to the third quarter of 2008, primarily due to a one-time charge of $1.3 million recognized during the third quarter of 2009 as a result of reductions-in-force made within Montpelier Syndicate 5151’s U.S. operations. Fixed expenses for the nine months ending September 30, 2009 were largely unchanged from the comparable period in 2008. The one-time charge noted above, as well as increased compensation costs resulting from the expansion of Syndicate 5151’s operations were largely offset by a $2.1 million credit received in respect of Lloyd’s fees relating to the 2007 and 2008 years of account.

Montpelier Syndicate 5151’s share based and other incentive compensation recognized during the 2009 periods, versus that of the comparable 2008 periods, is the result of an increase in accrued incentive compensation to above-target levels in response to stronger operating results achieved by the Company to-date. The 2008 periods shown reflect a reduction in accrued incentive compensation to below-target levels due to weaker operating results achieved by the Company as a result of the significant storm losses incurred during the third quarter of 2008.

MUSIC

Our underwriting results at MUSIC for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Gross premiums written	$8.3	$1.4	$15.9	$2.8
Reinsurance premiums ceded	(0.3)	—	(0.5)	—
Net premiums written	8.0	1.4	15.4	2.8
Change in unearned premiums	(4.0)	(0.8)	(6.8)	(1.9)
Net premiums earned	4.0	0.6	8.6	0.9

Loss and LAE — current year losses	(2.5)	(0.5)	(5.3)	(0.7)
Loss and LAE — prior year losses	—	—	(0.5)	—
Acquisition costs	(1.1)	(0.1)	(2.1)	(0.2)
General and administrative expenses	(2.4)	(1.3)	(6.5)	(3.3)

Underwriting loss	$(2.0)	$(1.3)	$(5.8)	$(3.3)

Premiums written and earned

All premiums written to date by MUSIC relate to the Property and Specialty Individual Risk line of business. Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s net loss and LAE for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Gross unpaid loss and LAE reserves - beginning	$12.3	$16.5	$10.1	$16.7
Reinsurance recoverable on unpaid losses - beginning	(8.6)	(16.3)	(8.8)	(16.7)
Net unpaid loss and LAE reserves - beginning	3.7	0.2	1.3	—

Losses and LAE incurred:
Current year losses	2.5	0.5	5.3	0.7
Prior year losses	—	—	0.5	—
Total losses and LAE incurred	2.5	0.5	5.8	0.7

Losses and LAE paid	(0.3)	—	(1.2)	—

Net unpaid loss and LAE reserves - ending	5.9	0.7	5.9	0.7
Reinsurance recoverable on unpaid losses - ending	6.9	11.5	6.9	11.5

Gross unpaid loss and LAE reserves - ending	$12.8	$12.2	$12.8	12.2

In view of MUSIC’s limited premium writings and loss experience, MUSIC’s loss and LAE expenses to date primarily constitute IBNR.

As of September 30, 2009, MUSIC had remaining Acquired Reserves of $6.8 million. In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $6.8 million. In addition, we have received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

MUSIC’s acquisition costs for the periods presented were in line with its earned premiums.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Fixed expenses	$1.9	$1.2	$5.4	$3.1
Share based and other incentive compensation	0.5	0.1	1.1	0.2

General and administrative expenses	$2.4	$1.3	$6.5	$3.3

MUSIC’s fixed expenses incurred during the three and nine month periods ended September 30, 2009 were $1.3 million and $5.4 million, respectively, as compared to $1.2 million and $3.1 million for the comparable periods in 2008. The increases in the 2009 periods over those of the prior year are due to higher compensation costs from an increase in headcount and a greater allocation of corporate expenses.

The increase in MUSIC’s share based and other incentive compensation recognized during the 2009 periods, versus that of the comparable 2008 periods, is the result of an increase in accrued incentive compensation to above-target levels in response to stronger operating results achieved by the Company to-date. The 2008 periods shown reflect a reduction in accrued incentive compensation to below-target levels due to weaker operating results achieved by the Company as a result of the significant storm losses incurred during the third quarter of 2008.

BLUE OCEAN

Our underwriting results at Blue Ocean for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Gross premiums written	$—	$—	$—	$0.1
Reinsurance premiums ceded	—	—	—	—
Net premiums written	—	—	—	0.1
Change in unearned premiums	—	—	—	3.0
Net premiums earned	—	—	—	3.1

Loss and LAE	—	—	—	—
Acquisition costs	—	—	—	(0.2)
General and administrative expenses	—	(0.1)	—	(0.8)

Underwriting income (loss)	$—	$(0.1)	$—	$2.1

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

Our Corporate and Other results for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Gross premiums written (1)	—	$—	$(8.6)	$(5.3)
Reinsurance premiums ceded	—	—	8.6	5.3
Net premiums written	—	—	—	—
General and administrative expenses	(5.7)	(0.8)	(19.7)	(12.6)

Underwriting loss	$(5.7)	$(0.8)	$(19.7)	$(12.6)

(1)          Represents the elimination of an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Fixed expenses	$2.6	$3.6	$8.9	$10.7
Share based and other incentive compensation	3.1	(2.8)	10.8	2.3
Management services	—	—	—	(0.4)

General and administrative expenses	$5.7	$0.8	$19.7	$12.6

Fixed expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company.  Fixed expenses incurred in the third quarter of 2009 decreased by $1.0 million, primarily as a result of an increase in Corporate and Other costs being allocated to Montpelier’s operating segments. The $1.8 million decrease in fixed expenses for the nine months ended September 30, 2009, versus the comparable 2008 period, is due to non-recurring legal fees incurred during the first quarter of 2008, as well as the change in cost allocation noted above.

Share based and other incentive compensation recognized during the 2009 periods, versus that of the comparable 2008 periods, is the result of an increase in accrued incentive compensation to above-target levels in response to stronger operating results achieved by the Company to-date. The 2008 periods shown reflect a reduction in accrued incentive compensation to below-target levels due to weaker operating results achieved by the Company as a result of the significant storm losses incurred during the third quarter of 2008.

Management services represent underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees provided to Blue Ocean Re while it was active.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our consolidated net investment income and total investment return for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008

Investment income	$22.3	$23.3	$65.5	$73.2
Investment expenses	(2.1)	(1.9)	(5.8)	(5.4)
Net investment income	20.2	21.4	59.7	67.8

Net realized investment gains (losses)	9.1	(29.4)	(0.9)	(24.4)
Net unrealized investment gains (losses)	78.0	(50.7)	174.4	(111.9)
Net foreign exchange transaction gains (losses) on cash and investments	5.7	(5.5)	(0.2)	(0.8)
Net foreign exchange translation gains (losses) on cash and investments	(2.5)	(4.5)	3.4	(4.4)
Changes in fair value reflected in other comprehensive income	0.7	0.4	0.9	(1.7)
Total investment return ($)	$111.2	$(68.3)	$237.3	$(75.4)

Weighted average investment portfolio value, including cash	$2,676.8	$2,559.7	$2,555.3	$2,671.3
Total return on investments (%)	4.2%	(2.7)%	9.3%	(2.8)%

Our total investment returns for the three and nine month periods ending September 30, 2009 were significantly higher than those for the comparable periods of 2008 due primarily to significant net unrealized gains experienced during the current periods versus significant realized and unrealized losses experienced during the prior year periods.

Our investment income decreased during the three and nine month periods ending September 30, 2009, versus the comparable periods of 2008, mainly as a result of a decrease in short-term interest rates and a reduction in dividend income earned on a smaller portfolio of equity securities.  Our investment expenses increased during the three and nine month periods ending September 30, 2009, versus the comparable periods of 2008, due mainly to the discontinuation of our securities lending program during the second quarter of 2008.  Fees earned from our securities lending program, which totaled $0.5 million for the nine months ended September 30, 2008, are recorded as an offset to our investment expenses.

During the third quarter of 2009, we experienced $55.2 million in net realized and unrealized gains from our fixed maturity investments, $27.9 million in net realized and unrealized gains from our equity investments and $4.0 million in net realized and unrealized gains from our other investments. During the third quarter of 2008, we experienced $38.0 million in net realized and unrealized losses from our fixed maturity investments and securities lending collateral, $30.7 million in net realized and unrealized losses from our equity investments and $11.4 million in net realized and unrealized losses from our other investments.

During the first nine months of 2009, we experienced $107.2 million in net realized and unrealized gains from our fixed maturity investments, $64.1 million in net realized and unrealized gains from our equity investments and $2.2 million in net realized and unrealized gains from our other investments. During the first nine months of 2008, we experienced $69.3 million in net realized and unrealized losses from our fixed maturity investments and securities lending collateral, $47.2 million in net realized and unrealized losses from our equity investments and $19.8 million in net realized and unrealized losses from our other investments.

The fixed maturity gains we experienced during the 2009 periods were largely the result of tightening credit spreads between the yield on those securities versus that of U.S. treasuries.  During the 2008 periods, such credit spreads widened versus those of U.S. treasuries amid credit concerns for corporate and asset-backed debt securities. Our equity portfolio experienced significant gains during the 2009 periods presented, benefitting from gains in the U.S. equity market as a whole.

As of September 30, 2009, our fixed maturity portfolio contained certain securities with exposure to the subprime mortgage market and the Alternative-A mortgage market which had a fair value of $29.4 million, $24.2 million of which which were rated “AAA” (Extremely Strong) by Standard & Poor’s at that time. These securities had an amortized cost of $32.0 million as of September 30, 2009.  See Note 4 and Note 11 for additional information concerning our mortgage-backed and asset-backed investments.

We experienced net foreign exchange gains (losses) on cash and investments of $3.2 million and $(10.0) million during the third quarter of 2009 and 2008, respectively, and $3.2 million and $(5.2) million during the nine months ended September 30, 2009 and 2008, respectively. The foreign exchange gains (losses) during the periods are due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which certain of our cash balances and investments are denominated.

During the three months ended September 30, 2009 and 2008, we recorded unrealized gains from our private placement investment in Symetra of $0.7 million and $0.4 million, respectively.  During the nine months ended September 30, 2009 and 2008, we recorded unrealized gains (losses) of $0.9 million and $(1.7) million, respectively, from Symetra. Symetra provides retirement plans, employee benefits, life insurance and annuities through a national network of independent advisors and agents.

As of September 30, 2009, $182.4 million or 7.5% of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at September 30, 2009 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, certain preferred and non-U.S. equity securities; and (iii) with respect to other investments, certain limited partnership interests and our investment in Symetra.

As of September 30, 2008, $199.3 million or 10.6% of our total invested assets measured at fair value were considered to be Level 3 assets. Our investments classified as Level 3 at September 30, 2008 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, warrants to acquire equity securities and certain non-U.S. securities; and (iii) with respect to other investments, our investment in Symetra.

The decrease in our Level 3 securities from September 30, 2008 to September 30, 2009, was the result of an increase in pricing transparency of certain of the Company’s fixed maturities historically classified as Level 3 and disposals of securities lending collateral.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Net foreign exchange transaction gains (losses) on insurance balances	$0.1	$(2.2)	$(1.2)	$(1.9)
Net foreign exchange transaction gains (losses) on cash and investments	5.7	(5.5)	(0.2)	(0.8)

Net foreign exchange gains (losses)	$5.8	$(7.7)	$(1.4)	$(2.7)

See “Net Investment Income and Total Investment Return” above for details of our net foreign exchange transaction gains (losses) on cash and investments.

Our net foreign exchange transaction gains (losses) on insurance balances primarily represent realized gains and losses resulting from premiums received and losses paid by Montpelier Bermuda in currencies other than the U.S. dollar.  From time to time we have entered into foreign currency exchange agreements, which are derivative instruments, in order to mitigate the financial effects of the effects of foreign exchange rate fluctuations on such assets and liabilities.  See Note 6.

Net Income (Expense) From Derivative Instruments

Our net income (expense) from derivative instruments during the three months ended September 30, 2009 and 2008, was $(5.5) million and $(3.0) million, respectively, and during the nine months ended September 30, 2009 and 2008 was $3.9 million and $(4.4) million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

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

The following table summarizes our other revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Interest on funds advanced and other	$(0.1)	$0.1	$0.2	$0.5
Services provided to third parties	0.1	0.1	0.3	0.3

Other revenue	$—	$0.2	$0.5	$0.8

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008

Interest expense - Senior Notes	$3.5	$3.8	$10.8	$11.5
Interest expense - Junior Subordinated Debt Securities	2.2	2.2	6.5	6.5
Interest expense - Blue Ocean Debt	—	—	—	0.2
Letter of credit fees and other financing expenses	0.9	0.4	2.5	2.0

Total interest and other financing expenses	$6.6	$6.4	$19.8	$20.2

Our interest expense decreased during the 2009 periods, as compared to the comparable 2008 periods, due primarily to the first quarter 2009 repurchase of a portion of our Senior Notes and the first quarter 2008 repayment of the Blue Ocean Debt. Our letter of credit and financing expenses increased during the 2009 periods due to the March 2009 increase in our Lloyd’s Standby Facility capacity from £110.0 to $230.0 million.

Income Taxes

The Company and its Bermuda-domiciled subsidiaries and affiliates, including Blue Ocean and Blue Ocean Re, have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.

During the nine months ended September 30, 2009, we recorded $1.0 million in income tax expense primarily associated with our U.K. operations and made $0.9 million in associated income tax payments.  During the nine months ended September 30, 2008, we incurred and paid $0.1 million in income taxes associated with our U.K. operations.

MCL, MUA, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the nine months ended September 30, 2009 and 2008, these companies had pretax income (loss) of $2.0 million and $(1.4) million, respectively.  As of September 30, 2009, these companies had a net deferred tax liability of $2.1 million.  As of December 31, 2008, these companies had a net deferred tax asset of $1.3 million which was partially offset by a $1.1 million deferred tax asset valuation allowance.

MMSL is also subject to U.K. income taxes.  During the nine months ended September 30, 2009 and 2008, such income taxes totaled less than $0.1 million.

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the nine months ended September 30, 2009 and 2008, these companies incurred pretax losses of $13.2 million and $12.3 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the start up nature of these operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established an offsetting $13.9 million U.S. deferred tax asset valuation allowance against its existing deferred tax asset at September 30, 2009.  As of December 31, 2008, these companies had a net deferred tax asset of $9.0 million which was fully offset by a $9.0 million deferred tax asset valuation allowance. The net operating loss associated with these operations may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

Our U.S.-based operations are also subject to state and local income taxes.  During the nine months ended September 30, 2009 and 2008, such state and local income taxes totaled less than $0.1 million.

MEAG is subject to Swiss income taxes. During the nine months ended September 30, 2009 and 2008, such income taxes totaled less than $0.1 million.

Excess of Fair Value of Acquired Net Assets Over Cost - Blue Ocean

On June 5, 2008, we acquired all the remaining outstanding common shares of Blue Ocean for $30.5 million in cash.  This transaction resulted in an extraordinary gain of $1.0 million representing the excess of fair value of acquired net assets over our cost.

Net Income Attributable to Noncontrolling Interest in Blue Ocean

For the nine months ended September 30, 2008, the Company had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million.  As a result of the Blue Ocean Transaction, none of our net income for the nine months ended September 30, 2009 was attributable to noncontrolling interests.

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

As a provider of short tail reinsurance and insurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of September 30, 2009, our fixed maturities had an average credit quality of “AA+” (Very Strong) from Standard & Poor’s and an average duration of 2.4 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of September 30, 2009, our sources of immediate liquidity consisted of: (i) $142 million in unrestricted cash; (ii)  $418 million in cash equivalents and other highly liquid investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $820 million of investment securities which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we believe that we have significant sources of additional liquidity within our investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.

We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of September 30, 2009 and December 31, 2008:

(Millions)	Sept. 30, 2009	Dec. 31, 2008

Senior Notes	$228.6	$249.4
Junior Notes	103.1	103.1
Total Debt	$331.7	$352.5

Common Shareholders’ Equity	1,722.2	1,357.6

Total Capital	$2,053.9	$1,710.1

Our total capital increased by $343.8 million during the first nine months of 2009 primarily as a result of our recording comprehensive income of $360.8 million, raising $32.0 million in equity capital through the termination of our second Forward Sale Agreement, recognizing $10.2 million of additional paid-in capital through the amortization of outstanding RSUs, partially offset by declaring $19.3 million in dividends to our common shareholders, retiring $21.0 million of our Senior Notes and repurchasing $19.1 million of our common shares.

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

Regulation

Our holding company and insurance and reinsurance operations are subject to regulation by their respective jurisdictions.  See Note 12 for detailed information concerning Montpelier’s regulatory requirements.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we were a party to several derivative transactions as described herein.  The Foreign Exchange Contracts and the Investment Options and Futures constitute off-balance sheet arrangements.

Excluding the off-balance sheet derivative transactions outlined above, as of September 30, 2009 we are not party to any other off-balance sheet transaction that we believe is material to our investors.

Cash Flows

For the nine months ended September 30, 2009

Our cash flows provided from operations were $159.9 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $166.0 million.

Our cash flows used for investing activities totaled $199.6 million, resulting from the following:

•                  we spent $419.9 million on net purchases of fixed maturities,

•                  we received $247.0 million from net sales of equity securities and other investments,

•                  we received $5.4 million from net settlements of investment-related derivative contracts,

•                  we had a $29.8 million increase in our restricted cash, and

•                  we spent $2.3 million on capitalized assets.

Our cash flows used for financing activities totaled $15.2 million, resulting from the following:

•                  we spent $15.1 million to repurchase and retire a portion of our Senior Notes,

•                  we received $32.0 million in connection with the termination of the second Forward Share Agreement,

•                  we spent $12.4 million repurchasing our common shares, and

•                  we spent $19.7 million on dividends to our common shareholders.

We also experienced an $8.1 million increase in cash and cash equivalents due to foreign exchange rate fluctuations.

For the nine months ended September 30, 2008

Our cash flows provided from operations totaled $106.5 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $166.6 million.

Our cash flows provided from investing activities totaled $524.2 million, resulting from the following:

•                  we received $534.8 million from net sales and maturities of fixed maturities,

•                  we spent $220.0 million on net purchases of equity securities and other investments,

•                  we received $2.4 million from net settlements of investment-related derivative contracts,

•                  we had $193.4 million in net dispositions of securities lending collateral,

•                  we spent $1.0 million in connection with the termination of our securities lending program,

•                  we had a $27.2 million decrease in our restricted cash, and

•                  we spent $12.6 million on capitalized assets.

Our cash flows used for financing activities totaled $509.3 million which resulted from the following:

•                  we spent $21.5 million on dividends to our common shareholders and repurchased $129.8 million of our common shares,

•                  we spent $75.0 million to retire Blue Ocean’s debt, paid $38.1 million in distributions and redemptions to noncontrolling common shareholders and paid $21.0 million in dividends and redemptions to noncontrolling preferred shareholders,

•                  we paid $30.5 million to acquire all the remaining outstanding common shares of Blue Ocean,

•                  we had a $193.4 million net reduction in securities lending payable.

We also experienced a $2.6 million decrease in cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at September 30, 2009:

(Millions)	Fair Value at Sept. 30, 2009

Rating / Type

U.S. Government and agencies (AAA)	$745.2
AAA	747.2
AA	94.9
A	283.0
BBB	223.7
Below BBB	129.3
Not rated (primarily participation in bank loans)	5.1

Total fixed maturities	$2,228.4

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

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the nine months ended September 30, 2009.  As of September 30, 2009, our best estimate for gross loss and LAE reserves was $719.0 million and our best estimate for net unpaid loss and LAE reserves was $640.3 million. As of September 30, 2009 and December 31, 2008, IBNR represented 63% and 54%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of September 30, 2009, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $64.0 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, income taxes and incentive compensation.

With respect to share based compensation, as of September 30, 2009, our accrual for outstanding performance shares was $2.5 million and the unamortized grant date fair value for our estimated 1,113,158 Variable RSUs outstanding for the 2009-2012 award cycle totaled $10.8 million. See Note 13.  These amounts represent our best estimate of the ultimate cost of these obligations based on results achieved to date but, due to the nature of these variable expenses, the estimated share based expenses recorded (and to be recorded in future periods) could prove to be significantly redundant or deficient based on the actual results achieved during the balance of 2009.  Additionally, the number of Variable RSUs outstanding could be significantly impacted thereby further affecting our earnings per share and fully converted book value per share computations.

If our results for the balance of 2009 were to develop unfavorably, resulting in a below “Threshold” payout for contingent incentive compensation purposes, our share based compensation accruals at September 30, 2009 would be $9.4 million redundant and our future RSU expenses currently anticipated would decrease from $14.8 million to $3.9 million.  Additionally, our RSUs outstanding would decrease by 1,113,158 shares.

If our results for the balance of 2009 were to develop unfavorably, resulting in a “Target” payout for incentive compensation purposes, our share based compensation accruals at September 30, 2009 would be $2.8 million redundant and our future RSU expenses currently anticipated would decrease from $14.8 million to $10.3 million.  Additionally, our RSUs outstanding would decrease by 458,363 shares.

If our results for the balance of 2009 were to develop favorably, resulting in a “Maximum” payout for incentive compensation purposes, our share based compensation accruals at September 30, 2009 would be $3.9 million deficient and our future RSU expenses currently anticipated would increase from $14.8 million to $16.7 million.  Additionally, our RSUs outstanding would increase by 196,433 shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2008 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2009, there were no material changes in our market risks as described in our 2008 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2009, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s repurchases of its common shares during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

July 1, 2009 to July 31, 2009	—	—	—

August 1, 2009 to August 31, 2009	—	—	—

September 1, 2009 to September 30, 2009	1,178,097	$16.26	1,178,097

Total	1,178,097	$16.26	1,178,097	$91,417,199

(a)          On February 26, 2008, the Company’s Board of Directors authorized the repurchase of up to $200.0 million in common shares from time-to-time.  Common shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with this authorization.

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

November 6, 2009