Form 10-K
period 2009-12-31
MONTPELIER RE HOLDINGS LTD
filed 2010-02-26
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-8993

MONTPELIER RE HOLDINGS LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-0428969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Montpelier House, 94 Pitts Bay Road

Pembroke, Bermuda   HM 08

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (441) 296-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value 1/6 cent per share (“Common Shares”)	New York Stock Exchange and Bermuda Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2009, was $712,127,599.

As of February 26, 2010, 70,803,395 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Montpelier Re Holdings Ltd.’s Annual Meeting of Shareholders, to be held May 19, 2010, is incorporated by reference in Part III of this Form 10-K to the extent described therein.

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the United States (the “U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See “Risk Factors” contained in Item 1A herein for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar importance generally involve forward-looking statements.

Important events and uncertainties that could cause our actual results, future dividends or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man made catastrophes, in particular catastrophes that are weather related; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of Montpelier Syndicate 5151 and Montpelier U.S. Insurance Company effectively, including the integration of those operations into our existing operations; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of estimates reported by cedants and brokers on pro rata contracts and certain excess of loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency fluctuation.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.           Business

OVERVIEW

The Company

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as an exempted Bermuda limited liability company under the laws of Bermuda in November 2001.  The Company, through its subsidiaries in Bermuda, the U.S., the United Kingdom (the “U.K.”) and Switzerland (collectively “Montpelier”), provides customized and innovative insurance and reinsurance solutions to the global market.

At December 31, 2009 and 2008, the Company had $3,102.3 million and $2,797.6 million of consolidated total assets, respectively, and shareholders’ equity of $1,728.5 million and $1,357.6 million, respectively. The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

Our Reportable Segments

We currently operate through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC.  Prior to its liquidation and dissolution in 2009, Blue Ocean constituted a fourth reportable segment.  Each of our segments is a separate underwriting platform through which we write insurance and reinsurance business.  Our segment disclosures present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them.  In addition to our reportable segments, the activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services are collectively referred to as “Corporate and Other.”

Detailed financial information about each of our reportable segments for the three years ended December 31, 2009 is presented in Note 13 of the Notes to Consolidated Financial Statements.

The nature and composition of each of our reportable segments and our Corporate and Other activities are as follows:

Montpelier Bermuda

Our Montpelier Bermuda segment consists of the collective assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Marketing Services Limited (“MMSL”).

Montpelier Re, our principal wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by utilizing proprietary risk pricing and capital allocation models and catastrophe modeling tools.

MMSL, our wholly-owned U.K. subsidiary based in London, provides marketing services to Montpelier Re.

At December 31, 2009 and 2008, our Montpelier Bermuda segment had $2,787.3 million and $2,584.7 million of total assets, respectively, and shareholder’s equity of $2,024.9 million and $1,620.3 million, respectively.

Montpelier Syndicate 5151

Our Montpelier Syndicate 5151 segment consists of the collective assets and operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited  (“MCL”),  Montpelier Underwriting Agencies Limited (“MUAL”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”), Montpelier Europa AG (“MEAG”) and Paladin Underwriting Agency Limited (“PUAL”).

Syndicate 5151, our wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007. Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering, marine hull, cargo and specie and a limited amount of specialty casualty classes sourced from the London, U.S. and European markets.

MCL, our wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s sole corporate member.

MUAL, our wholly-owned Lloyd’s Managing Agent based in London, has managed Syndicate 5151 since January 1, 2009. Through December 31, 2008, Syndicate 5151 was managed by Spectrum Syndicate Management Limited (“Spectrum”), a third-party Lloyd’s Managing Agent, also based in London.

MUSL, our wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151 and MUAL.

MUI,  MEAG and PUAL serve as our wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151.  MUI, our wholly-owned U.S. subsidiary based in Hartford, Connecticut, underwrites insurance and reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries with a focus on treaty business.  MEAG, our wholly-owned Swiss subsidiary based in Zug, Switzerland, focuses on insurance and reinsurance markets in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.  PUAL, our newly formed, wholly-owned U.K. subsidiary based in London, underwrites business on behalf of both Syndicate 5151 and third parties, with a focus on specialist contractors, recycling and crime classes of business.  PUAL wrote no business that incepted during the periods presented herein.

At December 31, 2009 and 2008, our Montpelier Syndicate 5151 segment had $205.1 million and $96.3 million of total assets, respectively, and a shareholder’s deficit of $2.5 million and $9.1 million, respectively.

MUSIC

Our MUSIC segment consists solely of the assets and operations of Montpelier U.S. Insurance Company (“MUSIC”), our wholly-owned U.S. subsidiary based in Scottsdale, Arizona.

MUSIC, formerly known as General Agents Insurance Company of America, Inc., is an Oklahoma domiciled stock property and casualty insurance corporation that we acquired from GAINSCO, Inc. (“GAINSCO”) in November  2007 (the “MUSIC Acquisition”).  MUSIC is a domestic surplus lines insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 47 additional states and the District of Columbia.  At the time of acquisition, MUSIC had no employees or in force premiums. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

At December 31, 2009 and 2008, our MUSIC segment had $77.2 million and $68.8 million of total assets, respectively, and shareholder’s equity of $45.5 million and $49.1 million, respectively.

Blue Ocean

Our Blue Ocean segment consisted of the collective assets and operations of Blue Ocean Re Holdings Ltd. (“Blue Ocean”) and Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).

Blue Ocean, formerly our wholly-owned Bermuda subsidiary based in Pembroke, Bermuda, was liquidated and dissolved in December 2009. Blue Ocean served as the holding company for Blue Ocean Re which was also based in Pembroke, Bermuda. Blue Ocean Re had, in the past, provided property catastrophe retrocessional reinsurance and was formerly registered as a Bermuda Class 3 insurer. Blue Ocean Re was deregistered as a Bermuda insurer in 2008 and was subsequently amalgamated into Blue Ocean.

We acquired all the outstanding share capital of Blue Ocean in June 2008 (the “Blue Ocean Transaction”).  Prior to the Blue Ocean Transaction, we owned 42.2% of Blue Ocean’s outstanding common shares. Prior to Blue Ocean’s repurchase of all its outstanding preferred shares in January 2008, we owned 33.6% of such preferred shares.

Prior to Blue Ocean becoming a wholly-owned subsidiary it was consolidated into our financial statements.

At December 31, 2008, our Blue Ocean segment had $1.2 million of total assets and shareholder’s equity of $1.1 million.

Corporate and Other

Our Corporate and Other activities consist of the collective assets and operations of the Company and certain of our intermediate holding and service companies, including Montpelier Technical Resources Ltd. (“MTR”) and Montpelier Agency Ltd. (“MAL”).

MTR, our wholly-owned U.S. subsidiary with its main offices located in Woburn, Massachusetts and Hanover, New Hampshire, provides accounting, finance, risk management, information technology, internal audit, human resources and advisory services to many of our subsidiaries.

MAL, our wholly-owned Bermuda subsidiary based in Pembroke, Bermuda, provided Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services. MAL has conducted no significant operations subsequent to the Blue Ocean Transaction.

Our Strategy and Operating Principles

We manage our business by the following tenets:

Maintaining a Strong Balance Sheet.  We focus on maintaining a strong balance sheet in support of our underwriting activities and actively manage our capital with a view towards maximizing our fully-converted book value per share based on prudent risk tolerances. Also, as part of our capital management strategy, we may choose to reduce debt or return capital to shareholders through special dividends or share repurchases.

Enhancing Our Lead Position With Brokers and Cedants.  Through the use of proprietary underwriting tools, our underwriters seek to identify those exposures which meet our objectives in terms of return on capital and underwriting criteria. By leading reinsurance programs, we believe our underwriters attract, and can selectively write, exposures from a broad range of business in the marketplace.

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

Developing and Maintaining a Balanced Portfolio of Insurance and Reinsurance Risks.  We aim to maintain a balanced portfolio of risks, diversified by product, geography and marketing source within each chosen class of business.  We employ risk management techniques to monitor correlation risk and seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes experiencing attractive conditions and avoid those classes suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value, however, we may be overweight in certain classes, products and geographies from time to time based on market opportunities.

Delivering Customized, Innovative and Timely Insurance and Reinsurance Solutions for Our Clients.  We aim to be a premier provider of global property and casualty insurance and reinsurance products and aim to provide superior customer service. Our objective is to solidify long-term relationships with brokers and clients while developing an industry reputation for innovative and timely quotes for difficult technical risks.

Property and Casualty Insurance and Reinsurance in General

Property and casualty insurers write insurance policies in exchange for premiums paid by the policyholder.  An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under the contract.  Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property.  Casualty insurance typically covers the financial consequences of losses to a third-party that are the result of unforeseen accidents.

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

Insurance and reinsurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account.  The length of time between receiving premiums and paying out claims, commonly referred to as the  “tail”, can significantly affect how profitable float can be.  Long-tail losses, such as product liability, pay out over longer periods of time providing the insurance or reinsurance company the opportunity to generate significant investment earnings from float.  Short-tail losses, such as fire or physical damage, pay out over shorter periods of time providing the insurance or reinsurance company with a reduced opportunity to generate significant investment earnings from float.

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

We have developed a sophisticated proprietary modeling tool, called CATM, to analyze and manage the reinsurance exposures we assume from cedants. This computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM consists of a set of risk assessment tools which estimate the amount of loss and volatility associated with the contracts we assume. CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors. In addition, CATM serves as an important component of our corporate enterprise-wide risk model which we use as a guide in managing our exposure to liability, asset and business risk.

Our Treaty Reinsurance Book of Business

The majority of the reinsurance products we currently write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedant. Accordingly, we consider the cedant’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. The majority of our current treaty reinsurance book of business represents short-tail property reinsurance including retrocessional business.  Our gross short-tail treaty reinsurance writings totaled $471.5 million, $496.8 million and $530.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.  We also write a modest amount of long-tail treaty reinsurance business, mainly casualty risks, which totaled $52.6 million, $41.0 million and $50.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Through the formation of Syndicate 5151 and the acquisition of MUSIC, we have expanded our ability to write property facultative reinsurance, whether produced by brokers or entered into directly with the ceding companies, as well as excess and surplus lines risks. Although these risks only represent a modest portion of our current book of business, we expect that these new lines will gradually become a greater portion of our future business.

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

Our gross short-tail direct insurance and facultative reinsurance writings totaled $84.8 million, $54.5 million and $65.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.  We also write long-tail direct insurance and facultative reinsurance business, mainly casualty risks, which totaled $26.0 million, $27.7 million and $7.5 million during the years ended December 31, 2009,  2008 and 2007, respectively.

Our Operating Platforms

Montpelier Re

Montpelier Re focuses on writing large, short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re specializes in insurance and facultative reinsurance business as well as specialty lines such as aviation, personal accident catastrophe, workers’ compensation and political violence/terrorism and its insurance and reinsurance products include Property Treaty, Specialty Casualty & Other Classes and Property Direct and Facultative.  Prior to 2007, Montpelier Re was our only operating platform and it continues to be our primary operating platform.

Syndicate 5151

Syndicate 5151 underwrites a book of property insurance and reinsurance, engineering, marine hull, cargo and specie and a limited amount of specialty casualty business with a view to capturing business that would not normally find its way to our Bermuda underwriters. Syndicate 5151 focuses primarily on non-catastrophe exposures while remaining within our core competency of underwriting short-tailed accounts.  Syndicate 5151’s focus may change from time to time based on market opportunities.  In addition to Syndicate 5151’s U.K.-based underwriting teams, Syndicate 5151 also benefits from business generated through MUI, PUAL and MEAG, our separate Lloyd’s Coverholders.

MUI, our Lloyd’s Coverholder in the U.S., underwrites both treaty and facultative insurance and reinsurance business on behalf of Syndicate 5151.  Currently, MUI’s reinsurance business is produced through three underwriting divisions as follows:

(i)           the Property Treaty division of MUI underwrites proportional and low layer excess-of-loss treaty business, mostly short-tail. MUI’s target market is regional and specialty insurance companies. This division looks for clients who have demonstrated ability to profitably underwrite their chosen classes and manage the catastrophe exposure associated with their risks.  The Property Treaty division seeks meaningful participations and strives to create and maintain longstanding relationships.

(ii)        the Brokered Property Facultative division of MUI underwrites a portfolio of North American property exposures attaching in a proportional, primary or excess-of-loss position.  A large majority of this business is catastrophe driven, and we rely heavily on our proprietary models to price and aggregate this business.

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

PUAL, our Lloyd’s Coverholder in the U.K., seeks to produce business on behalf of both Syndicate 5151 and third-party carriers. PUAL is structured to attract niche underwriting teams with access to profitable classes of business that PUAL can manage efficiently. Initially, PUAL will produce specialist contractors, recycling and crime classes of business.

MEAG, our Lloyd’s Coverholder in Switzerland, seeks to produce catastrophe, risk excess-of-loss and pro rata business from within Continental Europe and Middle Eastern markets on behalf of Syndicate 5151 and Montpelier Re.

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

Blue Ocean

Blue Ocean was formed in the fourth quarter of 2005 in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following Hurricanes Katrina, Rita and Wilma. While early pricing conditions for Blue Ocean were strong, increased competition and weaker demand experienced at the end of 2006 and throughout 2007 adversely impacted pricing.  During 2007 Blue Ocean Re ceased writing new business and during 2008 it was deregistered as a Bermuda insurer.  During 2009 Blue Ocean Re was amalgamated into Blue Ocean and Blue Ocean was liquidated and dissolved.

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

We remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements.  Under our reinsurance security policy, reinsurers are generally required to be rated “A-”
(Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We also consider reinsurers that are not rated or do not fall within the above threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

Claims Management

Our personnel administer claims arising from our insurance and reinsurance contracts, including validating and monitoring claims, posting case reserves and approving payments. Authority for establishing reserves and paying claims is based upon the level and experience of our claims personnel.

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

Loss and LAE Reserves

Our loss and LAE reserves are estimates of the future amounts needed to pay claims and related expenses for insured events that have occurred.  Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles. The Audit Committee of our Board of Directors receives our quarterly and annual reserve analyses.

Our loss and LAE reserves include both a component for outstanding case reserves for claims which have been reported and a component for incurred but not reported losses (“IBNR”). Our case reserve estimates are initially set on the basis of loss reports received from third parties and claimants. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies and insureds, as well as a provision for claims which have occurred but which have not yet been reported to us.

The process of establishing our loss reserves can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual and is highly dependent on the loss information we receive from our cedants. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as foreign exchange fluctuations and inflation.  In addition, the potential exists, after a catastrophe loss, for the development of inflationary pressures within a local economy which are commonly referred to as “demand surge”.

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

LINES OF BUSINESS

Beginning in 2009, we changed the manner in which we categorized our lines of business by segregating our treaty business from our individual risk business. As a result of this re-characterization, we renamed our lines of business to be: (i) Property Catastrophe - Treaty; (ii) Property Specialty - Treaty; (iii) Other Specialty - Treaty; and (iv) Property and Specialty Individual Risk.  All prior periods conform with the current presentation.

Property Catastrophe - Treaty

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

We write retrocessional coverage contracts, which provide reinsurance protection to retrocedants. Retrocessional coverage generally provides catastrophe protection for the property portfolios of other reinsurers. Retrocessional contracts protect against concentrations of exposures written by retrocedants, which in turn may experience an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk is typically less detailed than the information received directly from the original insurance companies. Exposures from retrocessional business can also change within a contract term as a retrocedant’s underwriter may alter their book of business after retrocessional coverage has been bound.

Property Specialty - Treaty

We write Property Specialty reinsurance contracts that include both property and engineering exposures.  These contracts can be written on either an excess-of-loss or pro-rata basis. Risk excess-of-loss reinsurance protects the ceding company on its primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Such property or engineering risk coverages are written on an excess-of-loss basis, which provide the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract.

Other Specialty - Treaty

We write Other Specialty reinsurance covering classes such as aviation (including liability), aviation war, space, marine, personal accident, workers’ compensation, political violence (which includes terrorism), casualty, crop and other specialty reinsurance business.

Our aviation and space business is written either as pro rata or excess-of-loss with a focus on the major airlines and associated liabilities for aviation business and launch plus in-orbit risks for space business.

Coverage for workers’ compensation and personal accident contracts are generally written to respond to losses in which a minimum of two insured persons are involved in the same event. However, we tend to attach at the upper layers of such reinsurance programs where significantly more insured persons would need to be involved in the same event. We therefore regard our workers’ compensation and personal accident classes as being catastrophe exposed and relatively short-tail in nature.

Our casualty portfolio of risks focuses on selected classes with an historic emphasis on medical malpractice and casualty clash excess-of-loss reinsurance business. Although we do write excess hospital treaty reinsurance, our medical malpractice book is biased towards excess physicians’ treaty reinsurance, generally single state insurers. In addition, we also write a limited amount of auto liability coverage and professional liability business on both an excess-of-loss and pro rata basis, and quota share treaties covering general liability for municipalities in the U.S.  Our current portfolio contains only a modest amount of casualty clash business. Clash is a form of reinsurance that covers the ceding company’s exposure to multiple retentions that may occur when two or more of its insureds suffer a loss from the same occurrence.

We have written a number of reinsurance contracts providing coverage for losses arising from acts of terrorism. Most of these contracts exclude coverage protecting against nuclear, biological or chemical attacks. In a number of countries, outside of the United States, government-backed schemes or “pools” now exist, which provide coverage for stipulated acts of terrorism.  We reinsure a number of these international terrorism “pools”.  In the United States the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted to ensure the availability of insurance coverage for certain types of terrorist acts. TRIA established a federal assistance program to help insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism losses and regulates the terms of insurance relating to terrorism coverage. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted which extended TRIA’s expiration from December 31, 2007 to December 31, 2014.  In addition, TRIPRA eliminated the distinction between domestic and foreign acts of terrorism and retained the insurer deductible level of 20% of direct earned premium for insured losses.

Property and Specialty Individual Risk

We underwrite direct insurance and facultative reinsurance coverage on industrial, commercial, and residential property, liability, marine and space risks where we assume all or part of a risk under a single insurance contract. We also underwrite a small amount of stand-alone political violence, pandemic and event contingency business.  Facultative reinsurance is normally purchased by clients where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

We also underwrite certain insurance risks, referred to as excess and surplus lines, coverage of which is not available from insurers licensed by the state (called admitted insurers) and must be purchased from a non-admitted carrier. These risks, primarily smaller commercial property and casualty risks, are written through select general agents and brokers enabling us to capitalize on the underwriting expertise, and the territorial scope and product knowledge of the producer.  These risks involve specialized treatment with respect to coverage, forms, price and other policy terms.

WRITTEN PREMIUMS

By Line of Business and Segment

The following tables present our gross premiums written, by line of business and reportable segment, during the years ended December 31, 2009, 2008 and 2007:

(Millions)

Year Ended December 31, 2009		Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty		$262.5	$32.9	$—	$—	$295.4
Property Specialty - Treaty		68.9	27.7	—	—	96.6
Other Specialty - Treaty		71.2	49.7	—	—	120.9
Property and Specialty Individual Risk		41.2	56.5	24.3	—	122.0
Inter-segment reinsurance (1)		8.6	0.5	—	(9.1)	—
Total gross premiums written		$452.4	$167.3	$24.3	$(9.1)	$634.9

Year Ended December 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$305.9	$30.6	$—	$0.1	$—	$336.6
Property Specialty - Treaty	86.4	15.8	—	—	—	102.2
Other Specialty - Treaty	66.1	30.3	—	—	—	96.4
Property and Specialty Individual Risk	39.8	39.5	5.6	—	—	84.9
Inter-segment reinsurance (1)	5.3	—	—	—	(5.3)	—
Total gross premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1

Year Ended December 31, 2007	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other	Total

Property Catastrophe - Treaty	$329.7	$1.0	$—	$42.8	$—	$373.5
Property Specialty - Treaty	101.9	3.5	—	—	—	105.4
Other Specialty - Treaty	98.9	0.3	—	—	—	99.2
Property and Specialty Individual Risk	65.2	10.5	—	—	—	75.7
Total gross premiums written	$595.7	$15.3	$—	$42.8	$—	$653.8

(1)          Represents inter-segment reinsurance covers which are eliminated in consolidation.

By Broker

The majority of our insurance and reinsurance business is originated through independent brokers.  Brokers are intermediaries that assist the ceding company in structuring its reinsurance program and in negotiating and placing risks with third-party reinsurers. In this capacity, the broker is selected and retained by the ceding company on a treaty-by-treaty basis, rather than by us.  Once the ceding company has approved the terms of a particular reinsurance program, as quoted by the lead underwriter or a group of reinsurers acting as such, the broker will offer participation to qualified reinsurers until the program is fully subscribed. The broker is not a party to the reinsurance contract.

We seek to build long-term relationships with brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized insurance and reinsurance solutions to our clients; and (iii) timely payment of claims.  Brokers receive compensation, typically in the form of a commission, based on negotiated percentages of the premium they produce and the performance of other necessary services.  Broker commissions constitute a significant portion of our total acquisition costs.

We monitor our broker concentrations on a company-wide basis rather than by individual segment.

The following table sets forth a breakdown of our gross premiums written by broker:

	Year Ended December 31,
($ in millions)	2009		2008		2007

Aon Corporation (1)	$217.3	34%	$198.0	31%	$201.2	31%
Marsh & McLennan Companies, Inc.	163.2	26	177.9	29	202.9	31
Willis Group Holdings Limited	85.7	14	87.0	14	96.1	15
All other brokers	146.8	23	121.2	20	139.5	21

Gross premiums written through brokers	613.0	97	584.1	94	639.7	98

Gross premiums written otherwise	21.9	3	36.0	6	14.1	2

Total gross premiums written	$634.9	100%	$620.1	100%	$653.8	100%

(1)          Aon Corporation acquired Benfield Group Limited (“Benfield”) in November 2008.  The gross premiums shown as sourced by Aon Corporation also include those historically sourced by Benfield.

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 74% of our gross premiums written for the year ended December 31, 2009.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of them could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors” contained in Item 1A herein.

By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

We monitor our geographic exposures on a company-wide basis rather than by segment.

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured:

	Year Ended December 31,
($ in millions)	2009		2008		2007

U.S. and Canada	$353.6	56%	$314.2	50%	$338.5	52%
Worldwide (1)	118.0	19	121.2	19	133.5	20
Worldwide, excluding U.S. and Canada (2)	37.7	6	41.5	7	33.8	5
Western Europe, excluding the U.K. and Ireland	32.2	5	59.7	10	51.6	8
U.K. and Ireland	25.0	4	24.4	4	34.2	5
Japan	22.4	3	23.1	4	25.0	4
Other	46.0	7	36.0	6	37.2	6

Total gross premiums written	$634.9	100%	$620.1	100%	$653.8	100%

(1)    “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)    “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

LOSS AND LAE RESERVES

Loss and LAE reserves consist of estimates of future amounts needed to pay claims and related expenses for insured events that have occurred.  The process of estimating these reserves involves a considerable degree of judgment and, as of any given date, is inherently uncertain.  See “Summary of Critical Accounting Estimates” contained in Item 7 herein for a full discussion regarding our loss and LAE reserving process.  We do not discount any of our loss and LAE reserves for time value.

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

The Loss Table represents the development of our loss and LAE reserves for 2001 (the year of our inception) through December 31, 2009.  The top line of the table shows the gross loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves, both case and IBNR, arising in the current year and all prior years that are unpaid at the balance sheet date. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency) on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the third line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

The Loss Table does not reflect any loss development relating to MUSIC for periods prior to the date we acquired the company. We acquired MUSIC, which had no employees or in force premium, on November 1, 2007 solely for the purpose of obtaining its multi-state insurance licenses and its excess and surplus lines authorizations. See “Acquired Loss Reserves - MUSIC” contained in Item 1 herein.

	Consolidated Loss and LAE Years ended December 31,
(Millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009
ENDING UNPAID LOSS AND LAE RESERVES:

Gross balance	$—	$146.0	$249.8	$549.5	$1,781.9	$1,089.2	$860.7	$808.9	$680.8

Less: reinsurance recoverables on unpaid losses	—	(16.7)	(7.7)	(94.7)	(305.7)	(197.3)	(152.5)	(122.9)	(69.6)

Net liability	$—	$129.3	$242.1	$454.8	$1,476.2	$891.9	$708.2	$686.0	$611.2

CUMULATIVE NET LIABILITY PAID:

1 year later	$—	$23.2	$41.3	$214.2	$716.1	$335.2	$192.5	$182.8
2 years later	—	35.9	87.3	309.7	1,026.5	480.3	304.4
3 years later	—	52.5	109.1	325.2	1,150.4	570.9
4 years later	—	53.7	114.1	334.1	1,229.7
5 years later	—	56.2	117.0	353.2
6 years later	—	56.2	117.2
7 years later	—	56.3
8 years later	—

NET LIABILITY RE-ESTIMATED:

1 year later	$—	$71.9	$144.5	$437.7	$1,452.4	$855.5	$604.1	$610.3
2 years later	—	61.6	131.8	407.8	1,447.7	783.1	555.7
3 years later	—	61.5	130.7	400.3	1,398.4	764.4
4 years later	—	59.2	129.4	390.6	1,383.4
5 years later	—	59.2	128.0	385.4
6 years later	—	58.4	126.1
7 years later	—	57.7
8 years later	—

CUMULATIVE NET REDUNDANCY	$—	$71.6	$116.0	$69.4	$92.8	$127.5	$152.5	$75.7	$—

RECONCILIATION OF NET LIABILITY RE-ESTIMATED AS OF THE END OF THE LATEST RE-ESTIMATION PERIOD:

Gross re-estimated liability	$—	$60.3	$132.1	$514.6	$1,698.1	$941.4	$683.7	$699.9	$—

Less: re-estimated reinsurance recoverable	—	(2.6)	(6.0)	(129.2)	(314.7)	(177.0)	(128.0)	(89.6)	—

Net re-estimated liability	$—	$57.7	$126.1	$385.4	$1,383.4	$764.4	$555.7	$610.3	$—

CUMULATIVE GROSS REDUNDANCY	$—	$85.7	$117.7	$34.9	$83.8	$147.8	$177.0	$109.0	$—

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

As of December 31, 2009, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $6.1 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at December  31, 2009, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $6.1 million. In addition, we have the benefit of a full indemnity from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become our responsibility.

INVESTMENTS, CASH AND CASH EQUIVALENTS

Investments

Our investment portfolio is structured to support our need for: (i) maximizing our risk-adjusted total return; (ii) adequate liquidity, (iii) financial strength and stability and (iv) regulatory and legal compliance.  Whereas we oversee all of our investment activities, the portfolio is actively managed by a number of registered investment advisors.  The Finance Committee of our Board of Directors (the “Finance Committee”) establishes our investment guidelines, which specify minimum criteria regarding the credit quality and liquidity characteristics of the portfolio. These guidelines also set limitations on the size of certain holdings, as well as the types of securities and industries in which the portfolio can be invested.

The Finance Committee also oversees our investment activities and reviews compliance with our investment objectives and guidelines. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity, and stability of portfolio income. Our investment advisors have the discretion to invest our assets as they see fit provided that they comply with their individual objectives and guidelines.

The current components of our investment portfolio are as follows:

Fixed Maturity Investments.  As a provider of insurance and reinsurance for natural and man-made catastrophes, we could become liable for significant losses on short notice.  As a result, our asset allocation is predominantly oriented toward high-quality, fixed maturity securities with a short average duration. Our asset allocation is designed to reduce our sensitivity to interest rate fluctuations and provide adequate liquidity for the settlement of our expected liabilities. As of December 31, 2009, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.5 years.  As of December 31, 2009, our fixed maturities, which totaled $2,207.5 million, comprised 89% of our total investment portfolio.

In August 2008, we terminated our securities lending program.  Prior to the termination, we lent certain of our fixed maturity investments to other institutions for short periods of time through a lending agent and received a fee from the borrower for the temporary use of our securities.

Equity Securities.  Over longer time horizons, we believe that modest investments in equity securities can enhance our investment returns.  Our equity investment strategy is expected to maximize our risk-adjusted total return through investments in a variety of equity and equity-related instruments with a focus on value investing.  As of December 31, 2009, our equity securities, which totaled $167.2 million, comprised 7% of our total investment portfolio.

Other Investments.  Our other investments consist of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  As of December 31, 2009, our other investments, which totaled $94.1 million, comprised 4% of our total investment portfolio.  As of December 31, 2009, we had unfunded commitments to limited partnerships and private investment funds totaling $23.5 million.

Cash and Cash Equivalents

Our cash and cash equivalents consist of cash and fixed income securities with maturities of less than three months from the date of purchase.  Our cash and cash equivalent balances consist of: (i) amounts held to pay our operating expenses and certain losses that become due for payment on short notice; (ii) undeployed cash and cash equivalents held by our investment advisors; and (iii) funds held to meet any other commitments and contingencies, including our unfunded obligations.  As of December 31, 2009, we held $202.1 million in cash and cash equivalents of which $120.0 million represented undeployed cash and cash equivalents held by our investment advisors.

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

The financial strength ratings stated below are not evaluations directed to the investment community with regard to Common Shares or debt securities or a recommendation to buy, sell or hold such securities. Our financial strength ratings may be revised or revoked at the sole discretion of the independent rating agencies.

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

A downgrade of Montpelier Re’s A.M. Best financial strength rating below “B++” would constitute an event of default under our secured operational letter of credit facilities. A downgrade of Montpelier Re’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with us. For the majority of contracts that incorporate ratings provision, a downgrade of below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation. Either of these events could adversely affect our ability to conduct business.

At our request, on June 12, 2009, Moody’s Investors Services (“Moody’s”) withdrew its insurance financial strength rating of Montpelier Re.  Immediately prior to this withdrawal, Moody’s reaffirmed Montpelier Re’s Baa1 rating (Adequate, with a positive outlook).

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

COMPETITION

We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, many of which have greater financial, marketing and management resources than we do. We consider our primary competitors to include: Ariel Holdings Ltd., Flagstone Reinsurance Holdings Limited, Lancashire Holdings Limited, various Lloyd’s syndicates, RenaissanceRe Holdings Ltd. and Validus Holdings, Ltd.  Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis. We also compete with various capital market participants who offer or access insurance and reinsurance business in securitized form or through special purpose entities or derivative transactions. We also compete with government-sponsored insurers and reinsurers.

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

Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have created alternative products such as catastrophe bonds that are intended to compete with traditional reinsurance products. We are unable to predict the extent to which these factors may affect the future demand for our insurance and reinsurance products.

REGULATION

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re is regulated by the Bermuda Monetary Authority (the “BMA”), Syndicate 5151, MUAL, PUAL and MMSL are regulated by the U.K. Financial Services Authority (the “FSA”) and, in regard to Syndicate 5151, MUAL and MCL, the Council of Lloyd’s, MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151, MUSIC is regulated by individual U.S. state insurance commissioners and MEAG is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Montpelier Re and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the BMA.  Montpelier Re is registered as a Class 4 insurer by the BMA, which is responsible for the day-to-day supervision of insurers; however, as a holding company, the Company is not subject to Bermuda insurance regulations.  Insurance, as well as reinsurance, is regulated under the Insurance Act.

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, require information and the production of documents and to intervene in the affairs of insurance companies.

The Insurance Amendment Act 2008 (the “Amendment Act”), which was promulgated in July 2008, created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements, including the calculation of a Class 4 insurer’s Enhanced Capital Requirement (“ECR”) as further detailed below.

In December 2008 the Bermuda House of Assembly approved amendments to Bermuda’s existing insurance regulations (the “Regulations”) which compliment, and in certain respects are consequential to, the changes instituted under the Amendment Act.

Certain significant aspects of Bermuda’s insurance regulatory framework are set forth as follows:

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

Enhanced Capital Requirement (“ECR”), Minimum Solvency Margin and Restrictions on Dividends and Distributions

The new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act (termed the Bermuda Solvency Capital Requirement (“BSCR”), provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

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

MCL, Syndicate 5151’s sole corporate member, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Stamp capacity for 2009, 2008 and 2007 was £143 million, £143 million and £47 million, respectively, and stamp capacity for 2010 has been increased to £180 million.

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

Syndicate 5151 is currently managed by MUAL but, through December 31, 2008, Syndicate 5151 was managed by Spectrum.  Under the FSA’s regulatory regime, managing agents are required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions and calculate the level of capital required to support the underwriting of the syndicates that they manage. They are also required to conduct their business according to eleven core regulatory principles, to which all firms regulated by the FSA are subject. The FSA and the Council of Lloyd’s have entered into an agreement by which the Council of Lloyd’s undertakes primary supervision of managing agents in relation to certain aspects of the FSA’s regulatory regime. This arrangement is intended to minimize duplication of supervision.

Lloyd’s supervises Coverholders such as MEAG, MUI and PUAL as part of its statutory role in managing and supervising the Lloyd’s market. This supervision is carried out through the approval process and then through Lloyd’s ongoing supervision of all approved Coverholders.  Local regulators may require Lloyd’s to demonstrate that it has control over, and responsibility for, the business carried out by Coverholders under the terms of Lloyd’s authorization in that jurisdiction.  Nonetheless, the primary responsibility to supervise Coverholders and binding authorities on a day-to-day basis rests with Lloyd’s managing agents, which in our case is currently MUAL or, through December 31, 2008, was Spectrum.

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

At the syndicate level, managing agents are required to calculate the capital resource requirements of the members of each syndicate they manage. They do this by carrying out a syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the FSA. The ICA process evaluates the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assesses the amount of capital that syndicate members should hold against those risks. Lloyd’s reviews each syndicate’s ICA annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift (historically 35% on average) to the capital requirement figure produced by the ICA across the Lloyd’s market.  This uplifted figure is known as a syndicate’s Economic Capital Assessment (“ECA”), which is used by Lloyd’s to calculate each syndicate’s Funds at Lloyd’s requirement.

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

The reinsurance to close of an underwriting year does not discharge participating members from the insurance liabilities they incurred during that year. Rather, it provides them with a full indemnity from the members participating in the reinsuring underwriting year in respect of those liabilities. Therefore, even after all the underwriting years in which a member has participated have been reinsured to close, the member is required to stay in existence and to remain a non-underwriting member of Lloyd’s. Accordingly, although Lloyd’s will release members’ Funds at Lloyd’s, there nevertheless continues to be an administrative and financial burden for corporate members between the time of the reinsurance to close of the underwriting years on which they participated and the time that their insurance obligations are entirely extinguished. This includes the completion of financial accounts in accordance with the Companies Act 2006 and the submission of an annual compliance declaration to Lloyd’s.

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

The Lloyd’s Central Fund levy, which is funded annually by members, was determined by Lloyd’s to be 0.5% of Syndicate 5151’s written premiums with respect to 2010,  2% of Syndicate 5151’s written premiums with respect to 2009 and 2008 and 2% of Syndicate 5151’s underwriting capacity with respect to 2007.  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary.

Lloyd’s also makes other charges to its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2010, 2009 and 2008, and 0.5% of underwriting capacity with respect to 2007) and an overseas business charge, levied as a percentage of gross international premiums (that is premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.

Emerging European Regulation - Solvency II

Solvency II is a fundamental review of the capital adequacy regime for the European Union (“EU”) insurance industry. It aims to establish a revised set of EU-wide capital requirements and risk management standards that are expected to replace the current Solvency I requirements in 2012.

We expect that both Montpelier Re and Syndicate 5151 will be affected by Solvency II. Montpelier Re may be affected by virtue of the BMA’s stated intention to achieve Solvency II equivalence for Bermuda insurance and reinsurance regulation, and Syndicate 5151 may be affected as a result of its authorization by the FSA within the EU.

The final requirements of Solvency II have not yet been published, and key aspects remain subject to the political process as well as to the finalization of consequential amendments to their regulatory regimes by the BMA and the FSA. Accordingly, the Company is not in a position to assess the final impact of the new regime on the capital and operational requirements of Montpelier Re and Syndicate 5151.

The Company has established a taskforce of specialists to address the issues arising from Solvency II within the scope of a planning and risk-management initiative covering all of its underwriting operations.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is authorized to write surplus lines primary insurance in 47 additional states and the District of Columbia. MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners (“NAIC”) Non-Admitted Insurance Model Act, which provisions have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

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

For example, new federal legislation, the Non-Admitted and Reinsurance Reform Act of 2007 (the “NRRA”), was passed by the U.S. House of Representatives in 2007 and has been introduced in the U.S. Senate. If enacted in its current form, the NRRA would, among other things, (i) grant sole regulatory authority with respect to the placement of non-admitted insurance to the policyholder’s home state, (ii) limit states to uniform standards for surplus lines eligibility in conformity with the NAIC Non-Admitted Insurance Model Act, (iii) establish a streamlined insurance procurement process for exempt commercial purchasers by eliminating the requirement that brokers conduct a due diligence search to determine whether the insurance is available from admitted insurers, (iv) establish the domicile state of the ceding insurer as the sole regulatory authority with respect to credit for reinsurance and solvency determinations if such state is an NAIC-accredited state or has financial solvency requirements substantially similar to those required for such accreditation and (v) require that premium taxes related to non-admitted insurance only be paid to the policyholder’s home state, although the states may enter into a compact or establish procedures to allocate such premium taxes among the states.

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

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary. Unlike supervision of insurance undertakings, Swiss intermediary supervision does not involve a solvency review.  There is, however, ongoing supervision aimed at protecting insurance customers and ensuring compliance with Swiss obligations.

EMPLOYEES

As of December 31, 2009, we had 209 full-time employees worldwide. None of our employees are subject to collective bargaining agreements, and we know of no current efforts to implement such agreements.

Many of our employees, including several executive officers, are employed in Bermuda pursuant to work permits granted by the Bermuda government, which has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. These permits expire at various times over the next several years and we have no assurance that these permits will be extended upon expiration.

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  In accordance therewith, we file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  These documents are electronically available at www.montpelierre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330.  In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board of Directors, including our Audit Committee and our Compensation and Nominating Committee (the “CN Committee”) charters, are available at www.montpelierre.bm.  Updates to, as well as waivers of, our Code of Conduct and Ethics will also be made available on our website. Our website is not part of this report and nothing from our website shall be deemed to be incorporated into this report.

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested).  Requests should be directed to Investor Relations, Montpelier Re Holdings Ltd., P.O. Box HM 2079, Hamilton, Bermuda HM HX, telephone (441) 299-7570 or info@montpelierre.bm.  All such documents are also physically available at our principal office at 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

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

We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Many of our insurance and reinsurance policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires,  explosions and terrorism.  In recent years, the frequency of major weather-related catastrophes is believed to have increased.

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

We manage certain key quantifiable risks using a combination of CATM, various third-party vendor models and underwriting judgment.  We focus on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect aggregate underwriting and investment risk.  Accordingly, if our assumptions are materially incorrect, the losses we might incur from an actual catastrophe could be significantly higher than our expectation of losses generated from modeled catastrophe scenarios and, as a result, our financial condition and results of operations could be materially and adversely affected.

We may not maintain favorable financial strength ratings which could adversely affect our ability to conduct business.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the rating agencies. Some of the criteria relate to general economic conditions and other circumstances that are outside of our control. Financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers and reinsurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

Rating agencies periodically evaluate us to determine whether we continue to meet the criteria of the ratings previously assigned to us.  A downgrade or withdrawal of our financial strength ratings could limit or prevent us from writing new insurance or reinsurance contracts or renewing existing contracts, which could have a material adverse effect on our financial condition and results of operations.

In addition, a ratings downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and a downgrade of Montpelier Re’s A.M. Best financial strength rating to below “B++” would constitute an event of default under certain of our letter of credit and revolving credit facilities. Either of these events could adversely affect our ability to conduct business.

We are highly dependent on a small number of insurance and reinsurance brokers for a large portion of our revenues.  Additionally, we are subject to credit risk with respect to brokers.

We market our reinsurance worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 74% of our gross premiums written for the year ended December 31, 2009.

The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with such brokers is based on the quality of the underwriting and claims services we provide to our cedants and on our financial strength ratings.  Any deterioration in these factors could result in these brokers advising cedants to place their risks with other reinsurers rather than with us.  In addition, affiliates of some of these brokers have co-sponsored the formation of reinsurance companies that directly compete with us, and these brokers may favor those reinsurers over us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

It is possible that one or more of our reinsurers will be significantly weakened by future significant events, causing them to be unable to honor amounts owed to us.  We also may be unable to recover amounts due under our reinsurance arrangements if our reinsurers choose to withhold payment due to disputes or other factors beyond our control.  Our inability to collect amounts due from our reinsurers could have a material adverse effect on our financial condition and results of operations.

Our ability to provide reinsurance to many ceding companies is dependant upon the availability and cost of permissible security arrangements.

Ceding insurers generally receive full credit for outwards reinsurance protections in their U.S. statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers.  However, cedants in the U.S. do not receive full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers, such as Montpelier Re, unless such reinsurers collateralize all ceded liabilities. Under applicable statutory provisions, permissible security arrangements include letters of credit, reinsurance trusts maintained by third-party trustees and funds withheld arrangements.

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

We maintain loss and LAE reserves to cover our estimated ultimate liabilities.  Loss and LAE reserves are typically comprised of case reserves for losses reported and IBNR reserves for losses that have occurred but for which claims have not yet been reported which include a provision for expected future development on case reserves. These reserves are estimates based on what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us, including but not limited to potential changes in the legal environment and other factors such as inflation and demand surge.  Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate.  If we determine in the future that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our financial condition and results of operations.

Lines of business that we are developing through MUI and MUSIC will change the composition of our overall book of business in ways which could adversely impact our financial results.

One of the lines of business being pursued by MUI and MUSIC is excess and surplus lines insurance, which covers risks that are typically more complex and unusual than standard risks and requires a high degree of specialized underwriting.  As such, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers.  The business that we intend to underwrite in this market fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than that in the standard market. If our underwriting staff inadequately judges and prices the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

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

Our investment portfolio consists of fixed maturity investments, equity securities and other investments including private placements, limited partnership interests and derivative instruments. Our primary investment focus is to maximize risk-adjusted total returns while maintaining adequate liquidity.  Since investing entails substantial risks, we cannot assure you that we will achieve our investment objectives and our investment performance may vary substantially year-to-year.

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

For example, during 2008, difficult conditions worldwide in the debt and equity markets, and in worldwide economies generally, adversely affected our business and results of operations.  These unfavorable and uncertain conditions originated, in large part, from difficulties encountered in the mortgage and broader credit markets in the U.S. and elsewhere and resulted in a sudden decrease in the availability of credit, a corresponding increase in borrowing costs and an increase in residential mortgage delinquencies and foreclosures. As a result, many issuers of such securities as well as the financial guarantors of such securities, experienced a sudden deterioration in credit quality which caused both a decline in liquidity and prices for these types of securities.  These factors resulted in broad and significant declines in the fair value of fixed income and equity securities worldwide, including investment securities held in our investment portfolio.

While markets began to recover in 2009, concerns about the availability and cost of credit, inflation, mortgage markets, risks associated with global sovereign entities, the stability of banks and other financial institutions, and declining real estate markets remain, continue and may contribute to further market volatility. Further, the potential for government policy initiatives to alter rules for financial institutions in terms of how they conduct business may impact our investment portfolio.  These factors, combined with declining consumer confidence, adverse unemployment trends, volatile oil and other commodity prices and the sustainability of governmental initiatives may hinder recovery or contribute to further economic difficulties.

We cannot predict how long these difficult conditions may persist and how we might be further affected.

We could be adversely affected by the loss of one or more principal employees or by our inability to attract and retain staff.

Our success will depend substantially on our ability to attract and retain our principal employees. As of December 31, 2009, we had 209 full-time employees worldwide whom we depend upon for the generation and servicing of our business. Our future success depends on our ability to hire and retain personnel.  Difficulty in hiring or retaining personnel could adversely affect our results of operations and financial condition.

In addition, many of our employees, including several executive officers, are employed in Bermuda.  Although to date we have generally been successful in recruiting employees in Bermuda, its location may be an impediment to attracting and retaining experienced personnel, particularly if we are unable to secure work permits. In addition, Bermuda is currently a highly-competitive location for qualified staff making it harder to retain employees.  Many of our Bermuda employees are required to have work permits granted by the Bermuda government, which has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. These permits expire at various times over the next several years and we have no assurance that these permits will be extended upon expiration.

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

As a holding company, we are dependent upon dividends or distributions from our operating subsidiaries.

We are a holding company and, as such, we have no substantial operations of our own. We rely primarily on cash dividends or distributions from our operating subsidiaries to pay our operating expenses, interest on our debt and dividends or distributions to our shareholders. Our insurance and reinsurance operations are highly regulated by authoritative bodies in Bermuda, the U.K., the U.S. and Switzerland.  The various laws and regulations that we are subject to within these jurisdictions limit the declaration and payment of dividends or distributions from our insurance and reinsurance operating subsidiaries and affiliates.  In addition, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend or distribution if, among other matters, there are reasonable grounds to believe that each of them is, or would after the payment be, able to pay its respective liabilities as they become due and the realizable value of its assets would be more than the aggregate of its liabilities, its issued share capital and its additional paid-in capital.

Accordingly, we cannot assure you that we will declare or pay dividends or distributions in the future. Any determination to pay future dividends or distributions will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends or distributions, and any other factors our Board of Directors deems relevant. The inability of our insurance and reinsurance operating subsidiaries and affiliates to pay dividends or distributions in an amount sufficient to enable us to meet any of our holding company cash requirements could have a material adverse effect on the Company.

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

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are unfavorable to us and our shareholders.  More specifically, any new issuances of equity or hybrid securities could result in the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could prove to be dilutive to our existing Common Shares.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, financial condition and operating results could be adversely affected.

Our operating results may be adversely affected by foreign currency fluctuations.

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, PUAL, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. In addition, we write a portion of our business, receive premiums and pay losses in foreign currencies and may maintain a portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. We may experience foreign exchange losses to the extent our foreign currency exposure is not successfully managed or otherwise hedged, which in turn could adversely affect our financial condition and results of operations.

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

We currently compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and many of these companies currently have more capital. We also compete with capital markets participants such as investment banks and investment funds that access business in securitized form or through special purpose vehicles or derivative transactions. As new insurance and reinsurance companies are formed and established competitors raise additional capital, any resulting increase in competition could affect our ability to attract or retain business or to write business at premium rates sufficient to cover losses. If competition limits our ability to write new business and renew existing business at adequate rates, our return on capital may be adversely affected.

Regulation may restrict our ability to operate.

Our insurance and reinsurance operations are subject to extensive regulation under Bermuda, U.S., U.K. and Swiss laws.  Governmental agencies have broad administrative power to regulate many aspects of our business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders. Insurance laws and regulations impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves.

Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction.  For example, since 2007 there have been a number of government initiatives in Florida designed to decrease insurance rates in the state. Of most significance to reinsurers was the large increase in the capacity of the Florida Hurricane Catastrophe Fund (“FHCF”), a state-run reinsurer. We believe any increase in capacity of private reinsurers and the FHCF will cause downward pressure on windstorm catastrophe rates for the foreseeable future, particularly for Florida residential exposures. In addition, state and Federal legislation has been proposed to establish catastrophe funds and to discourage development in coastal areas which could adversely impact our business.

A further example is Solvency II, which is a fundamental review of the capital adequacy regime for the EU insurance industry. Solvency II aims to establish a revised set of EU-wide capital requirements and risk management standards that are expected to replace the current Solvency I requirements in 2012.

The final requirements of Solvency II have not yet been published, and key aspects remain subject to the political process. However, from the Level 1 (framework principles), Level 2 (implementing measures) and Level 3 (guidance) materials published to date we expect that Solvency II will ultimately impact the operational requirements of Montpelier Re and Syndicate 5151 as a consequence of regulatory actions that will be taken in due course by the BMA and the FSA, respectively. Since the Solvency II requirements have not yet been finalized, their impact on our operations cannot be quantified at this time.

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

Similarly, following the 2005 hurricane season, rates significantly increased which prompted legislative and administrative regulatory actions by the State of Florida. This government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets.  Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

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

The insurance and reinsurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect our business.

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

Risks Related to Common Shares

The market price and trading volume of Common Shares may be subject to significant volatility.

The market price and trading volume of Common Shares may be subject to significant volatility in response to a variety of events and factors, including but not limited to:

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

•            news reports relating to our business and trends in the markets in which we operate; and,

•            acquisitions, strategic initiatives and financing activities undertaken by us or our peers.

In addition, markets around the world have recently experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market prices of securities of issuers for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect the price of Common Shares, regardless of our operating performance.

Provisions in our charter documents restrict the voting rights of Common Shares.

Our bye-laws generally provide that, if any person beneficially owns or is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 958 of the U.S. Internal Revenue Code), more than 9.5% of Common Shares, the voting rights attached to such Common Shares will be reduced so that such person may not exercise and is not attributed more than 9.5% of the total voting rights.

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

We are incorporated pursuant to the laws of Bermuda and are headquartered in Bermuda. In addition, certain of our directors and officers reside outside the U.S. and a substantial portion of our assets, and the assets of such persons, are located in jurisdictions outside the U.S.  As such, we have been advised that there is doubt as to whether:

•          a holder of Common Shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws;

•          a holder of Common Shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers, as well as the experts named in this Form 10-K, who reside outside the U.S. based solely upon U.S. federal securities laws.

Further, there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for a holder of Common Shares to recover against us based upon such judgments.

We may require our shareholders to sell us their Common Shares.

Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell some or all of their Common Shares to us at fair market value (which would be based upon the average closing price of Common Shares as defined under our bye-laws) if the Board of Directors reasonably determines, in good faith based on an opinion of counsel, that share ownership, directly, indirectly or constructively by any shareholder is likely to result in adverse tax, regulatory or legal consequences to us, certain of our other shareholders or our subsidiaries.

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

In addition, Congress has discussed legislation from time-to-time intended to eliminate certain perceived tax advantages of Bermuda reinsurers and U.S. companies with Bermuda affiliates, and is currently considering proposals which, if adopted, are expected to adversely impact such operations. While these legislative proposals would not have a material impact on our current results, such proposals and/or additional legislative proposals could have an material future impact on us or our shareholders.

Proposed U.S. tax legislation may adversely affect U.S. shareholders.

Under current U.S. law, non-corporate U.S. holders of Common Shares generally are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates. Both Houses of Congress have considered legislation that would exclude shareholders of foreign corporations from this advantageous income tax treatment unless either (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would likely not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the capital gains tax rate on dividends paid by us.

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

Item 2.   Properties

We currently lease office space in Pembroke, Bermuda, where the Company and Montpelier Re are located.  We also lease office space in London, U.K. where MUAL, PUAL, MCL, MMSL and MUSL are located; in Zug, Switzerland, where MEAG is located; in Boston, MA, Chicago, IL, Hartford, CT and Overland Park, KS where MUI is located; in Scottsdale, AZ where MUSIC is located; and in Woburn, MA and Hanover, NH where MTR is located.

We believe our facilities are adequate for our current needs.

Item 3.   Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings generally involve insurance or reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with our net loss and LAE reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, Montpelier Re received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”).  The notice involves two contracts pursuant to which Montpelier Re purchased reinsurance protection from MPCL (the “Disputed Contracts”).  MPCL seeks in the arbitration to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney fees and interest.

The hearings in the arbitration were concluded in February of 2010 and we are currently awaiting the decision of the arbitrators.

We continue to believe that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable.  In addition, we have sought relief from MPCL for our attorney fees and interest costs.

In the event that MPCL is awarded full rescission of the Disputed Contracts, in addition to any relief that we could be ordered to provide MPCL, we would be required to: (i) assume the unpaid ceded losses expected to be incurred under the Disputed Contracts which, net of reinsurance premiums earned and accrued, total $47.5 million; and (ii) assume (and repay to MPCL) the paid ceded losses incurred under the Disputed Contracts which, net of deposit, reinstatement and additional premiums, total $26.3 million.

Other than the contract dispute with MPCL described above, we had no other potentially material litigation or arbitration proceedings at December 31, 2009.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2009.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Registered Holders and Dividends and Distributions on Common Shares

Common Shares are listed on the New York Stock Exchange (symbol MRH) and the Bermuda Stock Exchange (symbol MRH BH).  The quarterly range of the high and low sales price for Common Shares during 2009 and 2008 is presented below:

	2009		2008
	High	Low	High	Low
Quarter ended:
December 31	$17.95	$15.45	$17.00	$10.13
September 30	16.72	12.63	17.94	14.00
June 30	14.47	12.06	17.20	14.75
March 31	17.31	10.55	17.64	15.17

As of February 24, 2009, we had 102 registered holders of Common Shares.

During 2009 we declared regular quarterly cash dividends totalling $0.315 per common share.  During 2008 we declared regular quarterly cash dividends totalling $0.30 per common share.

Issuer Purchases of Common Shares

The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 - October 31, 2009	1,460,904	$17.11	1,460,904	$66,417,216
November 1 - November 30, 2009	1,131,827	$16.97	1,131,827	$197,205,137
December 1 - December 31, 2009	2,828,210	$17.42	2,828,210	$147,946,555
Total	5,420,941	$17.24	5,420,941

(a)          On November 20, 2009, the Board of Directors increased the Company’s existing share repurchase authorization by $150.0 million to a  total of $203.5 million.  As of December 31, 2009, $148.0 million of such authorization remained. The authorization was canceled on February 24, 2010.

In connection with the termination of our second forward sale agreement and our share issuance agreement (the “Share Issuance Agreement”), on March 4, 2009, the forward counterparty to those agreements delivered to the Company, in exchange for a cash payment of $0.01, 5,920,000 of the 7,920,000 Common Shares previously issued to them under the Share Issuance Agreement. See Note 7 of the Notes to Consolidated Financial Statements.

During the period from January 1, 2010 to February 23, 2010, the Company repurchased an additional 2,297,598 Common Shares at an average purchase price of $17.61 per share.

On February 24, 2010, the Board of Directors authorized the private purchase of the entirety of the 6,897,802 Common Shares previously owned by Wilbur L. Ross, Jr., a director of the Company, and investment funds managed by WL Ross & Co LLC at a price of $19.00 per share, subject to the execution of a Share Purchase Agreement.  The Share Purchase Agreement was executed on February 26, 2010, and the transaction closed on that date.  In connection with this transaction, the Board of Directors cancelled the Company’s remaining share repurchase authorization.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2009, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders - LTIP	1,940,769	(1)	—	3,259,160	(3)

Equity compensation plans not approved by shareholders - Directors Share Plan	—	(2)	—	58,917

Total	1,940,769		—	3,318,077

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

In 2008, in light of new U.S. tax legislation, the Company resolved to permit directors who participated in the Directors Share Plan to elect to receive the Common Shares underlying their DSUs prior to December 31, 2017.  All participating directors elected to receive payment for their outstanding DSUs in January 2009, which resulted in the issuance of 26,703 Common Shares. See Note 9 of the Notes to Consolidated Financial Statements.

(3)

On May 23, 2007, the Company’s shareholders authorized an inventory of up to 6,200,000 Common Shares for issuance under the LTIP. LTIP awards outstanding at December 31, 2009 consisted of 172,000 performance shares at “target” and 1,768,769 RSUs.Since May 23, 2007, the Company has paid 1,000,071 RSUs under the LTIP in the form of Common Shares.

Performance Graph

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in Common Shares as of January 1, 2005, assuming reinvestment of dividends and distributions.  Cumulative returns for the five-year period ended December 31, 2009 are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P P&C”) for comparison.

	Year Ended December 31,
Company/Index	2004	2005	2006	2007	2008	2009
Montpelier Re Holdings Ltd. (symbol MRH)	$100.00	$59.02	$59.10	$54.94	$55.26	$58.22
S&P 500 P&C	100.00	115.11	129.93	111.79	78.91	88.65
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

Item 6.                 Selected Financial Data

Selected consolidated statement of operations data, ending balance sheet data and share data for each of the five years ended December 31, 2009, follows:

	Year Ended December 31,
(Millions, except share and per share amounts)	2009		2008		2007	2006	2005 (a)
Statement of Operations Data:
Revenues (b)	$847.2		$364.3	(c)	$724.0	$722.0	$967.9
Expenses	(382.6)		(507.8	)(d)	(376.2)	(379.7)	(1,720.8	)(d)
Income (loss) before income taxes and extraordinary item	464.6		(143.5)		347.8	342.3	(752.9)
Income tax provision	(1.1)		(1.1)		(0.1)	(0.1)	—
Excess of fair value of acquired net assets over cost	—		1.0		—	—	—
Net income (loss)	463.5		(143.6)		347.7	342.2	(752.9)
Net income attributable to noncontrolling interest (a)	—		(1.9)		(31.9)	(39.3)	—
Net income (loss) attributable to the Company	$463.5		$(145.5)		$315.8	$302.9	$(752.9)
Balance Sheet Data:
Total assets	$3,102.3		$2,797.6		$3,525.2	$3,898.8	$4,059.7
Loss and LAE reserves	680.8		808.9		860.7	1,089.2	1,781.9
Debt	331.7	(e)	352.5	(e)	427.4	427.3 (e)	249.1
Common shareholders’ equity	1,728.5	(f)	1,357.6	(g)	1,741.8 (h)	1,731.3 (i)	1,221.6	(j)
Per Share and Warrant Data:
Fully converted book value (k)	$21.14		$15.94		$17.88	$15.46	$11.86
Fully converted tangible book value (k)	21.08		15.88		17.82	15.46	11.86
Net income (loss) attributable to common shareholders	5.36		(1.69)		3.29	3.21	(11.16)
Cash dividends declared per Common Share	0.315		0.30		0.30	0.30	6.655	(l)
Cash dividends declared per warrant	—		—		0.075	0.30	6.655	(l)

(a)

From December 2005 to June 2008, the period prior to Blue Ocean becoming a wholly-owned subsidiary, we fully consolidated Blue Ocean in our financial statements. Net income attributable to noncontrolling interest represents the portion of Blue Ocean’s net income attributable to all other shareholders (those other than the Company) during the periods presented.

(b)

As of January 1, 2007, we adopted a new accounting pronouncement whereby substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized investment gains (losses) in our statement of operations. Prior to adoption, substantially all of our investments were carried at fair value with changes in fair value being reported as a separate component of our shareholders’ equity, with changes therein reported as a component of other comprehensive income (loss).

(c)	During 2008, we incurred $244.9 million in net realized and unrealized investment losses which significantly reduced our total revenues in that year.

(d)

During 2008, we incurred $177.1 million in net catastrophe losses associated with Hurricanes Ike and Gustav. During 2005, we incurred catastrophe losses associated with Hurricanes Katrina, Wilma and Rita. These events significantly increased our expenses in those years.

(e)

During 2009, we repurchased and retired $21.0 million of our senior unsecured debt. During 2008, Blue Ocean fully repaid $75.0 million of its debt that was issued in 2006. During 2006, we issued $103.1 million of our junior subordinated debt.

(f)	During 2009, we repurchased 6,599,038 Common Shares for $112.6 million.

(g)	During 2008, we repurchased 7,799,019 Common Shares for $125.7 million.

(h)

During 2007, we repurchased 939,039 Common Shares and 7,172,375.5 warrants to acquire Common Shares from White Mountains Insurance Group, Ltd. (“White Mountains”), a former affiliate, for $65.0 million. We also repurchased 3,780,305 Common Shares for $63.7 million from shareholders other than White Mountains.

(i)	During 2006, we privately sold 6,896,552 Common Shares for $100.0 million.

(j)	During 2005, we publicly sold 25,850,926 Common Shares for $600.0 million.

(k)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our fully converted book value per share and fully converted tangible book value per share.

(l)	During 2005, we declared and paid a one-time special dividend of $5.50 per Common Share and warrant, in addition to regular quarterly dividends.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007 and our financial condition as of December 31, 2009 and 2008.  This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included within this filing.

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

Overview

Summary Financial Results

Year Ended December 31, 2009

We ended 2009 with a fully converted tangible book value per share of $21.08, an increase of 34.7% for the year inclusive of dividends declared. The increase in our fully converted tangible book value per share during 2009 resulted from both strong underwriting and investment results. Our comprehensive income for 2009 was $463.8 million and our GAAP combined ratio was 62.2%.

Our underwriting results for 2009 were devoid of any individually significant catastrophe losses and included $75.7 million of prior year favorable loss reserve development. Our investment results for 2009 included $181.8 million of net realized and unrealized investment gains which were comprised of $104.2 million in net gains from fixed maturities, $74.6 million in net gains from equity securities and $3.0 million in net gains from other investments.

Year Ended December 31, 2008

We ended 2008 with a fully converted tangible book value per share of $15.88, a decrease of 9.2% for the year inclusive of dividends declared. The decrease in our fully converted tangible book value per share during 2008 was largely the result of catastrophe losses from Hurricanes Gustav and Ike and realized and unrealized losses associated with our investment portfolio. Our comprehensive loss for 2008 was $150.9 million and our GAAP combined ratio was 91.0%.

Our underwriting results for 2008 included $177.1 million of net catastrophe losses from Hurricanes Gustav and Ike, partially offset by $104.1 million of prior year favorable loss reserve development.  The Company’s financial impact from Hurricanes Gustav and Ike, net of reinsurance, reinstatements and reductions in incentive accruals, was approximately $140.0 million. Our investment results for 2008 included $244.9 million of net realized and unrealized investment losses which were comprised of $82.4 million in net losses from fixed maturities, $103.5 million in net losses from equity securities and $59.0 million in net losses from other investments.

Year Ended December 31, 2007

We ended 2007 with a fully converted tangible book value per share of $17.82, an increase of 17.2% for the year inclusive of dividends declared. The increase in our fully converted tangible book value per share during 2007 resulted from both strong underwriting and investment results. Our comprehensive income for 2007 was $314.0 million and our GAAP combined ratio was 61.3%.

Our underwriting results for 2007 included $88.6 million of net catastrophe losses from windstorms Kyrill and Gonu, floods in Australia and the U.K. and wildfires in California, partially offset by $36.4 million of prior year favorable loss reserve development.  Our investment results for 2007 included $26.5 million of net realized and unrealized investment gains which were comprised of $19.9 million in net gains from fixed maturities, $7.5 million in net gains from equity securities and $0.9 million in net losses from other investments.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share:

	December 31,
	2009	2008	2007

Book value per share numerators (Millions):

[A] Book value per share numerator (common shareholders’ equity)	$1,728.5	$1,357.6	$1,653.1
Intangible asset (1)	(4.7)	(4.7)	(4.7)
[B] Fully converted tangible book value per share numerator	$1,723.8	$1,352.9	$1,648.4

Book value per share denominators (Thousands of shares):

Common Shares outstanding	79,999	91,827	99,290
Common Shares subject to the Share Issuance Agreement (2)	—	(7,920)	(7,920)
[C] Book value per share denominator	79,999	83,907	91,370
Common share obligations under benefit plans	1,769	1,281	1,109
[D] Fully converted book value per share denominator	81,768	85,188	92,479

Book value per share [A] / [C]	$21.61	$16.18	$18.09
Fully converted book value per share [A] / [D]	21.14	15.94	17.88
Fully converted tangible book value per share [B] / [D]	21.08	15.88	17.82

Change in fully converted tangible book value per share: (3)

From December 31, 2008	34.7%
From December 31, 2007	21.7%
From December 31, 2006	42.3%

(1)	Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)

The Share Issuance Agreement was terminated on February 27, 2009. Prior to its termination, the Share Issuance Agreement had the effect of substantially eliminating the economic dilution that would otherwise have resulted from the issuance of Common Shares. Therefore, we did not consider these Common Shares outstanding for the purposes of this computation. See Note 7 of the Notes to Consolidated Financial Statements.

(3)	Computed as the change in fully converted tangible book value per share, inclusive of dividends declared.

We believe that our computations of our fully converted tangible book value per share and our change in fully converted tangible book value per share, as adjusted for dividends, are non-GAAP measures which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature. During 2009 we observed adequate to strong pricing levels in the majority of our business lines, ending broad price reductions experienced over the previous two years. Pricing strength has also affected the cost of ceded reinsurance protection, with the overall impact being a reduction in both our gross exposure and our reinsurance purchases.

During 2009 we, and many of our peers, experienced strong underwriting and investment returns due to a low level of catastrophes and a widespread rebound in the financial markets.  Consequently, the amount of available capital in the reinsurance market for the January 2010 renewal season expanded significantly as compared to 2009.  We have also observed slightly reduced demand for reinsurance as weak economic conditions are dampening growth prospects for ceding companies who, at the same time, have a greater capacity to retain risk.  In summary, we expect 2010 will prove to be a more difficult operating environment than 2009, which will place a high emphasis on risk selection and capacity management.

At the same time, reinsurers appear to have maintained pricing discipline and have generally exhibited a selective approach to capacity expansion, which has set the stage for fairly orderly pricing concessions.  With some exceptions, pricing reductions are mostly coming off of healthy levels, leading to a low level of renewal attrition on our book.  Additionally, we have found opportunities to write new business and expand our participations on existing accounts, which has offset some of the pricing pressure.

Syndicate 5151’s newly acquired team of experienced marine underwriters commenced underwriting a diverse portfolio of short-tail marine hull, cargo and specie business during the third quarter of 2009. This portfolio is underwritten through more than twenty brokers, does not incorporate energy business and is largely uncorrelated with Syndicate 5151’s peak exposures. Terms, rates and conditions in the marine market have improved modestly in recent months and our outlook for this line of business remains positive. During 2009, Syndicate 5151 produced $8.4 million in net premiums associated with the new marine portfolio.

Syndicate 5151’s newly formed Coverholder, PUAL, recently commenced underwriting business on behalf of both Syndicate 5151 and third parties with a focus on specialist contractors, recycling and crime classes of business. This business is also is largely uncorrelated with Syndicate 5151’s peak exposures. Due to the timing of its formation, PUAL wrote no business that incepted during 2009.

In January 2010, MUSIC received its authorization as an excess and surplus line insurer in California, a substantial market for that business.  During 2009, MUSIC wrote $24.3 million in net premiums, $8.3 million of which was written during the fourth quarter, and our outlook for this business remains positive.

For 2010 we plan to continue to optimize the use of our catastrophe capacity and to look for selective growth opportunities across our broader underwriting platform in order to improve our operating and capital efficiency.  We believe our business mix, which is overweight short-tail lines, matches well with the current pricing cycle as pricing for these lines of business continues to be relatively strong. Looking forward, absent a major market event, we see no catalyst for a general market upturn in the near future, though we remain satisfied with the expected profit potential in the markets we target.

It is difficult to predict the amount of annual premiums we will write in 2010 and how attractive overall pricing, terms and conditions will be.  To the extent that the pricing environment does not merit the deployment of any excess capital we might have towards new underwriting opportunities, we will continue to consider the use of capital management tools such as share repurchases.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary modeling tool), third-party vendor models, underwriting judgment, and our own reinsurance purchases.

Our three-tiered risk management approach focuses on managing exposed overall contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis.  We seek to refine and improve our risk management process over time. Our catastrophe and enterprise-wide risk management metrics entail significant estimates, judgments and uncertainties.  The following discussion should be read in conjunction with our “Risk Factors” contained in Item 1A herein, in particular the specific risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We track gross reinsurance treaty contract limits that we believe are exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of December 31, 2009, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party vendor models, CATM and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from our inward portfolio of property, aviation, workers’ compensation, marine, casualty, and personal accident insurance policies, reinsurance policies, and event-linked derivative securities offset by the net benefit of any reinsurance or derivative protections we purchase and the net benefit of reinstatement premiums. The table below details our estimated average net impact market share for selected natural catastrophe events of various industry loss magnitudes:

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

Annual Operating Result

In addition to monitoring exposed contract limits and single event accumulation potential, we attempt to measure enterprise-wide risk using a simulated annual aggregate operating result approach. This approach estimates a net operating result over simulated annual return periods, including contributions from certain variables such as aggregate premiums, losses, expenses, and investment results.  We view this approach as a supplement to our single event stress test as it allows for multiple losses from natural catastrophe and other sources and attempts to take into account certain risks from non-underwriting sources. Through our modeling we endeavor to take into account many risks that we face as an enterprise.  By the very nature of the insurance and reinsurance business, and the limitations of models generally, our modeling does not cover every potential risk.  Examples include emerging risks, changes in liability awards, pandemic illnesses, asteroid strikes, climate change, bioterrorism, scientific accidents, and various political and financial market catastrophes.

I.   Results of Operations

Our consolidated financial results for the years ended December 31, 2009, 2008 and 2007 follow:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Gross premiums written	$634.9	$620.1	$653.8
Reinsurance premiums ceded	(32.7)	(78.9)	(104.8)
Net premiums written	602.2	541.2	549.0
Change in net unearned premiums	(29.0)	(12.7)	8.2
Net premiums earned	573.2	528.5	557.2

Net investment income	81.0	86.4	132.5
Net realized and unrealized gains (losses)	181.8	(244.9)	26.5
Net foreign exchange gains (losses)	(2.5)	7.6	6.1
Net income (expense) from derivative instruments	7.3	(14.3)	(0.3)
Gain on early extinguishment of debt	5.9	—	—
Other revenue	0.5	1.0	2.0
Total revenues	847.2	364.3	724.0

Underwriting expenses:
Loss and LAE – current year losses	(214.4)	(399.2)	(213.9)
Loss and LAE – prior year losses	75.7	104.1	36.4
Acquisition costs	(80.5)	(83.9)	(78.3)
General and administrative expenses	(137.1)	(102.0)	(85.9)
Non-underwriting expenses:
Interest and other financing expenses	(26.3)	(26.8)	(34.5)
Total expenses	(382.6)	(507.8)	(376.2)

Income (loss) before income taxes and extraordinary item	464.6	(143.5)	347.8
Income tax provision	(1.1)	(1.1)	(0.1)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	1.0	—

Net income (loss)	463.5	(143.6)	347.7
Net income attributable to noncontrolling interest in Blue Ocean	—	(1.9)	(31.9)

Net income (loss) attributable to the Company	463.5	(145.5)	315.8
Other comprehensive income (loss)	0.3	(5.4)	(1.8)

Comprehensive income (loss)	$463.8	$(150.9)	$314.0

Loss and LAE ratio	24.2%	55.8%	31.8%
Acquisition cost ratio	14.1%	15.9%	14.1%
General and administrative expense ratio	23.9%	19.3%	15.4%

GAAP combined ratio	62.2%	91.0%	61.3%

I. Review of Underwriting Results - by Segment

We currently operate through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC.  Prior to its liquidation and dissolution in 2009, Blue Ocean constituted a fourth reportable segment.  Each reportable segment represents a separate underwriting platform through which we write insurance and reinsurance business. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented below.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda, our largest reportable segment, for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Gross premiums written	$452.4	$503.5	$595.7
Reinsurance premiums ceded	(24.8)	(76.7)	(104.7)
Net premiums written	427.6	426.8	491.0
Change in net unearned premiums	(1.6)	32.9	0.3
Net premiums earned	426.0	459.7	491.3

Loss and LAE	(64.4)	(245.9)	(173.3)
Acquisition costs	(54.2)	(72.8)	(72.9)
General and administrative expenses	(62.2)	(43.3)	(53.6)
Underwriting income	$245.2	$97.7	$191.5

Loss and LAE ratio	15.1%	53.5%	35.3%
Acquisition costs ratio	12.7%	15.8%	14.8%
General and administrative expense ratio	14.6%	9.4%	10.9%

GAAP combined ratio	42.4%	78.7%	61.0%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s gross premiums, by line of business, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009		2008		2007

Property Catastrophe - Treaty	$262.5	58%	$305.9	61%	$329.7	55%
Property Specialty - Treaty	68.9	15	86.4	17	101.9	17
Other Specialty - Treaty	71.2	16	66.1	13	98.9	17
Property and Specialty Individual Risk	41.2	9	39.8	8	65.2	11
Inter-segment reinsurance (1)	8.6	2	5.3	1	—	—

Gross premiums written	452.4	100%	503.5	100%	595.7	100%
Reinsurance premiums ceded	(24.8)		(76.7)		(104.7)
Net premiums written	$427.6		$426.8		$491.0

(1)	Represents an inter-segment reinsurance cover with Montpelier Syndicate 5151. This intercompany arrangement is eliminated in consolidation.

Gross premiums written within our Montpelier Bermuda segment decreased by approximately 10%, in 2009, as compared to 2008, as a result of the following:

•                  Due to the low level of catastrophe loss events that occurred during 2009, as well as the favorable prior period development recognized during the year, Montpelier Bermuda’s gross premiums written during 2009 included a $0.7 million net reversal of reinstatement premiums whereas gross premiums written during 2008 included $21.2 million of reinstatement premiums, primarily related to Hurricane Ike.  Excluding the effects of these reinstatements, gross premiums written within our Montpelier Bermuda segment decreased by approximately 6% from 2008.

•                  The decrease, as adjusted for reinstatements, relates mainly to our Property Catastrophe - Treaty line of business and reflects our decision to reduce gross exposures in connection with the lapsing of certain outward reinsurance protections. This reduction was partially offset by price increases on 2009 renewal business.

Gross premiums written within our Montpelier Bermuda segment decreased by approximately 16% in 2008, as compared to 2007, as a result of the following:

•                  Pricing levels decreased, particularly in our Property Catastrophe - Treaty and Property Specialty Individual Risk lines of business. This deterioration in pricing had the dual effect of: (i) reducing the premium written on many contract renewals, and (ii) causing Montpelier Bermuda not to renew other contracts.

•                  Certain contracts that would have been written by this segment during 2007 were written instead by our Montpelier Syndicate 5151 segment during 2008.

•                  Loss-sensitive premium adjustments were made during the year within some retrospectively rated casualty contracts written in our Other Specialty - Treaty line of business. Montpelier Bermuda reduced its estimate of casualty losses incurred on these contracts, and consequently reduced the associated premium written.

In the normal course of its business, Montpelier Bermuda purchases reinsurance in order to manage its exposures.  The amount and type of reinsurance that it purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Pricing strength has  affected Montpelier Bermuda’s utilization of ceded reinsurance protection with the overall impact being a steady reduction in both its gross exposure and the level of its reinsurance purchases since 2007.

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

During  2009, net premiums written within our Montpelier Bermuda segment were consistent with those written in 2008. Net premiums written in 2008 decreased by approximately 13% as compared to  2007.  Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include, but are not limited to the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements and increased competition.  The level of reinstatement premiums received in future periods is also dependent upon the occurrence of catastrophic losses.

Net Premiums Earned

Net premiums earned during 2009, 2008 and 2007 were $426.0 million, $459.7 million and $491.3 million, respectively, representing decreases of 7% and 6% during 2009 and 2008, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s loss and LAE reserve activities for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Gross unpaid loss and LAE reserves - beginning	$750.0	$839.8	$1,089.2
Reinsurance recoverable on unpaid losses - beginning	(114.1)	(135.8)	(197.3)
Net unpaid loss and LAE reserves - beginning	635.9	704.0	891.9

Losses and LAE incurred:
Current year losses	133.0	350.7	209.7
Prior year losses	(68.6)	(104.8)	(36.4)
Total losses and LAE incurred	64.4	245.9	173.3

Losses and LAE paid	(194.0)	(314.0)	(361.2)

Net unpaid loss and LAE reserves - ending	506.3	635.9	704.0
Reinsurance recoverable on unpaid losses - ending	63.1	114.1	138.8

Gross unpaid loss and LAE reserves - ending	$569.4	$750.0	$839.8

	December 31,
(Millions)	2009	2008

Gross IBNR	$364.5	$385.8
Gross Case Reserves	204.9	364.2
Total Gross Reserves	$569.4	$750.0

As of December 31, 2009 and 2008, Montpelier Bermuda’s IBNR reserves represented 64% and 51% of its total gross loss and LAE reserves, respectively.  With the exception of periods immediately following a natural catastrophe or other large loss event, the portion of loss reserves represented by IBNR tends to be lower for large loss events than it does for other business we write. During 2009, a year with a low level of large losses and sizable payments of existing reserves, our case reserves associated with such events decreased relative to total reserves.

Our best estimate for Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2009 and  2008 was $569.4 million and $750.0 million, respectively.

We estimated Montpelier Bermuda’s gross and net loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2009.

The following tables present Montpelier Bermuda’s net loss and LAE and net loss and LAE ratios for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Loss and LAE ratio - current year	31.2%	76.3%	42.7%
Loss and LAE ratio - prior year	(16.1)%	(22.8)%	(7.4)%

Loss and LAE ratio	15.1%	53.5%	35.3%

Current Year Loss and LAE

During 2009, Montpelier Bermuda incurred $47.7 million of net loss and LAE from catastrophe losses, including European windstorm Klaus and hail storms in Europe and Canada.

During 2008, Montpelier Bermuda incurred catastrophic losses from European Windstorm Emma and Hurricanes Ike and Gustav, representing a combined net loss of $181.2 million.  Additionally, Montpelier Bermuda incurred $49.2 million of net losses as a result of four individual risk losses within our Other Specialty line of business.

During 2007, Montpelier Bermuda incurred losses from European windstorms Kyrill and Gonu, California wildfires and floods in the U.K. and Australia. These events generated combined net losses of $88.6 million.

Estimated ultimate loss and LAE recoverable from reinsurers increased (decreased) by $(27.4) million, $35.4 million and $6.9 million during 2009, 2008 and 2007, respectively.

The nature of our business is such that losses, and the resulting loss ratios, can vary widely from period to period depending on the occurrence and severity of natural and man-made catastrophes.

Prior Year Loss and LAE development experienced in 2009

Net favorable loss and LAE development occurring in 2009 that related to prior year losses was $68.6 million. The primary reasons for this decrease were the following:

•      Net estimated ultimate losses and LAE associated with prior year catastrophe and individual risk events decreased by $35.2 million, which is broken down as follows:

(Millions)	Favorable
Event	Development
2005 hurricanes	$10.9
2008 Hurricane Ike	3.8
Subrogation from 2005 explosion	4.5
2007 California wildfires	4.0
Settlement of 2007 mining event	3.8
2007 windstorm Kyrill	2.4
2007 U.K. floods	2.4
Partial refund on 2006 furnace collapse	2.2
2004 hurricanes	1.2
Total catastrophe events	$35.2

Our loss and LAE development associated with natural catastrophes such as hurricanes, wildfires, floods and windstorms is the result of new information received from multiple cedants and, for the most recent events, information regarding the impact of such losses on the entire reinsurance market.

Loss and LAE development regarding the 2005 explosion and 2007 mining event was driven by the resolution of legal proceedings in 2009. The development associated with the 2006 furnace collapse was the result of new information provided to us by the ceding company in 2009.

•      A reassessment of loss and LAE reserves in our casualty class of business, primarily relating to medical malpractice policies, resulted in a decrease in estimated prior year losses and LAE of $6.6 million during 2009.

•      The remaining development related to smaller adjustments across several classes of business.

Prior Year Loss and LAE development experienced in 2008

Net favorable loss and LAE development occurring in 2008 that related to prior year losses was $104.8 million. The most significant drivers of this decrease were the following:

•      Net estimated ultimate losses and LAE associated with for prior year catastrophe events decreased by $54.9 million, which is broken down as follows:

(Millions)	Favorable
Event	Development
2005 hurricanes	$16.8
2007 U.K. floods	14.2
2007 windstorm Kyrill	6.2
2005 train crash	5.0
2007 Australia floods	2.4
2007 California wildfires	2.2
2004 hurricanes	1.6
2007 Cyclone Gonu	1.4
Other	5.1
Total catastrophe events	$54.9

•      A reduction in losses reported to us during 2008 in connection with several individual risk claims, resulted in a decrease in estimated losses and LAE of $11.0 million.

•      A reassessment of loss and LAE reserves in our casualty class of business, primarily relating to medical malpractice policies, resulted in a decrease in estimated losses and LAE of $13.0 million.

•      The remaining development related to smaller adjustments across several classes of business.

Prior Year Loss and LAE development experienced in 2007

During the year ended December 31, 2007, Montpelier Bermuda experienced $36.4 million in favorable development on net loss and LAE reserves relating to prior year losses. This decrease in loss and LAE was the result of relatively small adjustments across several classes of business. None of these adjustments was individually significant.

Underwriting Expenses

The following table presents Montpelier Bermuda’s underwriting expenses for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Acquisition costs	$54.2	$72.8	$72.9
Acquisition costs ratio	12.7%	15.8%	14.8%

General and administrative expenses	$62.2	$43.3	$53.6
General and administrative expense ratio	14.6%	9.4%	10.9%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results. Profit commissions (reversals), which are accrued based on the estimated results of the subject contract, totaled $(3.8) million, $5.9 million and $6.8 million for 2009, 2008 and 2007, respectively.  The 2009 reversal reflects profit commission adjustments on a few large contracts.

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

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(Millions)	2009	2008	2007

Fixed expenses	$50.7	$39.2	$42.5
Share-based and other incentive compensation	11.5	4.1	11.1
General and administrative expenses	$62.2	$43.3	$53.6

The increase in Montpelier Bermuda’s fixed expenses incurred during 2009, as compared to 2008, was primarily attributable to two items.  The first was the implementation of a new reinsurance accounting system. Fixed expenses recognized during 2009 associated with this new system include the periodic amortization of capitalized costs, as well as maintenance and enhancement costs incurred subsequent to its implementation. The second was a $2.9 million increase in legal fees incurred during 2009, primarily in connection with our unresolved contract dispute with MPCL.

The decrease in fixed expenses incurred in 2008, as compared to 2007, is primarily the result of a reduction in the marketing efforts of MMSL and lower intercompany allocations of information technology and risk modeling expenses to the Montpelier Bermuda segment, as our newer operations gained significance and began to bear a greater proportion of such costs. In addition, during 2008 Montpelier Bermuda received a $1.2 million U.K. Value Added Tax refund.

The significant increase in Montpelier Bermuda’s share-based and other incentive compensation recognized during 2009 versus 2008 is the result of an increase in accrued incentive compensation to above-target levels in response to stronger operating results achieved by the Company during 2009. Expenses incurred in 2008 reflected below-target incentive compensation costs, mainly as a result of the significant storm losses we incurred during the third quarter of that year. The 2008 losses were also the primary driver of the decrease in share-based and other incentive compensation from 2007, a year with significantly stronger operating results and few significant loss events.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151, which commenced operations on July 1, 2007, were as follows for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007
Gross premiums written	$167.3	$116.2	$15.3
Reinsurance premiums ceded	(16.4)	(7.5)	(0.1)
Net premiums written	150.9	108.7	15.2
Change in net unearned premiums	(17.8)	(45.1)	(11.0)
Net premiums earned	133.1	63.6	4.2

Loss and LAE	(64.6)	(47.4)	(4.2)
Acquisition costs	(22.9)	(10.4)	(1.6)
General and administrative expenses	(38.5)	(32.7)	(10.8)
Underwriting income (loss)	$7.1	$(26.9)	$(12.4)

Loss and LAE ratio	48.5%	74.5%	100.0%
Acquisition costs ratio	17.2%	16.4%	38.1%
General and administrative expense ratio	28.9%	51.4%	n/m

GAAP combined ratio	94.6%	142.3%	n/m

n/m - not meaningful due to the start-up nature of these operations.

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s gross premiums, by line of business, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009		2008		2007
Property Catastrophe - Treaty	$32.9	20%	$30.6	26%	$1.0	6%
Property Specialty - Treaty	27.7	16	15.8	14	3.5	23
Other Specialty - Treaty	49.7	30	30.3	26	0.3	2
Property and Specialty Individual Risk	56.5	34	39.5	34	10.5	69
Inter-segment reinsurance (1)	0.5	—	—	—	—	—

Gross premiums written	167.3	100%	116.2	100%	15.3	100%
Reinsurance premiums ceded	(16.4)		(7.5)		(0.1)
Net premiums written	$150.9		$108.7		$15.2

(1) Represents an inter-segment reinsurance cover with Montpelier Bermuda.  This intercompany arrangement is eliminated in consolidation.

Montpelier Syndicate 5151 wrote $167.3 million of gross premiums during 2009, which represents a 44% increase over the $116.2 million in total gross premiums written during 2008. The majority of the increase was generated by our U.K.-based underwriters who wrote $119.1 million of gross premiums during 2009, as compared to $79.9 million during 2008. The largest drivers of this increase related to marine business (within our Property and Specialty Individual Risk line of business) and to excess-of-loss and proportional contracts written within our Other Specialty - Treaty line of business. Our U.S.-based underwriters, who wrote $48.2 million of gross premiums during 2009, wrote $36.3 million during 2008. The biggest portion of this increase was written within our Property Specialty - Treaty line of business.

Montpelier Syndicate 5151 also experienced significant growth from 2007, the year in which the segment was established, compared to 2008. The largest drivers of the increase were new business production in engineering, individual and treaty property coverage and U.S. casualty lines, written on both a proportional and non-proportional basis.

Syndicate 5151’s current focus is primarily on short-tail business that does not contain catastrophe exposure. The majority of Syndicate 5151’s Property Catastrophe - Treaty writings during each of the years presented represent business transferred from the Montpelier Bermuda and Blue Ocean segments.

To date, most of Montpelier Syndicate 5151’s outward reinsurance has been purchased by the Montpelier Bermuda segment, which in turn provides inter-segment reinsurance to Montpelier Syndicate 5151. This inter-segment reinsurance purchased by Montpelier Syndicate 5151 totaled $8.6 million, $5.3 million and zero in 2009, 2008 and 2007, respectively. Additionally, from time to time, Montpelier Syndicate 5151 purchases a limited amount of third-party reinsurance cover for its own account.

All of Montpelier Syndicate 5151’s own-account reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already occurred but have not been paid.

Various factors will continue to affect this segment’s appetite and capacity to write and retain risk. These include, but are not limited to the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements and increased competition.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during years ended December 31, 2009, 2008 and 2007 were $133.1 million, $63.6 million and $4.2 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s loss and LAE reserve activities for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007
Gross unpaid loss and LAE reserves - beginning	$48.8	$4.2	$—
Reinsurance recoverable on unpaid losses - beginning	—	—	—
Net unpaid loss and LAE reserves - beginning	48.8	4.2	—

Losses and LAE incurred:
Current year losses	72.1	46.7	4.2
Prior year losses	(7.5)	0.7	—
Total losses and LAE incurred	64.6	47.4	4.2

Net impact of foreign currency movements	(0.5)	0.6	—

Losses and LAE paid	(17.4)	(3.4)	—

Net unpaid loss and LAE reserves - ending	95.5	48.8	4.2
Reinsurance recoverable on unpaid losses - ending	0.5	—	—
Gross unpaid loss and LAE reserves - ending	$96.0	$48.8	$4.2

	Year Ended December 31,
	2009	2008	2007
Loss and LAE ratio - current year	54.2%	73.4%	100.0%
Loss and LAE ratio - prior year	(5.6)%	1.1%	—%
Loss and LAE ratio	48.5%	74.5%	100.0%

	December 31,
(Millions)	2009	2008
Gross IBNR	$74.6	$36.4
Gross Case Reserves	21.4	12.4
Total Gross Reserves	$96.0	$48.8

Our best estimate for Montpelier Syndicate 5151’s ending gross loss and LAE reserves at December 31, 2009 and 2008 was $96.0 million and $48.8 million, respectively.

We estimated Montpelier Syndicate 5151’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2009.

Current Year Loss and LAE

During 2009, Montpelier Syndicate 5151 incurred $72.1 million of net loss and LAE from current year losses, $50.1 million of which represents IBNR losses across all lines of business. Similarly, the $22.0 million of reported case losses related to small claims affecting multiple classes of business written.

During 2008, Montpelier Syndicate 5151 incurred $46.7 million of net loss and LAE from current year losses which related to several individual risk losses, as well as $6.8 million of losses relating to Hurricanes Gustav and Ike.

During 2007, Montpelier Syndicate 5151 incurred $4.2 million of net loss and LAE from current year loss, the majority of which represented IBNR losses.

Prior Year Loss and LAE development experienced in 2009

During 2009, Montpelier Syndicate 5151 experienced $7.5 million of favorable development on its loss and LAE reserves relating to prior year losses. The primary drivers of the decreases were:

•      The settlement of two individual risk losses below the amounts previously reserved, which represented $5.4 million of favorable development.

•      A $2.6 million reduction in the estimated ultimate losses and LAE associated with Hurricane Ike.

This favorable development was partially offset by net adverse development affecting several classes of business.

Prior Year Loss and LAE development experienced in 2008

During 2008, Montpelier Syndicate 5151 experienced $0.7 million in adverse development on its loss and LAE reserves relating to prior year losses.

Underwriting Expenses

The following table presents Montpelier Syndicate 5151’s underwriting expenses for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Acquisition costs	$22.9	$10.4	$1.6
Acquisition costs ratio	17.2%	16.4%	38.1%

General and administrative expenses	$38.5	$32.7	$10.8
General and administrative expense ratio	28.9%	51.4	n/m

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

During 2009 and 2008, Montpelier Syndicate 5151’s acquisition costs included $1.0 million and $0.3 million of profit commissions, respectively, and premium deficiency charges (reversals) of $(0.7) million and $0.1 million, respectively. Absent these adjustments, Montpelier Syndicate 5151’s acquisition cost ratio increased slightly during 2009, due to a change in the mix of business compared to 2008. During 2007, acquisition costs included premium deficiency charges of $0.9 million, representing 21 points to that year’s acquisition costs ratio.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(Millions)	2009	2008	2007

Fixed expenses	$27.4	$28.4	$8.4
Share based and other incentive compensation	11.1	4.3	2.4
General and administrative expenses	$38.5	$32.7	$10.8

Montpelier Syndicate 5151’s fixed expenses are driven mainly by salaries and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland and intercompany allocations of information technology and risk modeling expenses. Increases in these expenses for 2009, as compared to 2008, were offset by a reduction in annual Lloyd’s fees, as well as a $2.1 million credit received in respect of Lloyd’s fees relating to the 2007 and 2008 years of account. These fees had been largely tied to Montpelier Syndicate 5151’s underwriting capacity, which increased from £47 million in 2007 to £143 million in 2008. For 2009 and beyond, Lloyd’s fees are based on Montpelier Syndicate 5151’s actual premium writings.

Fixed expenses incurred during 2008 and 2007 included Lloyd’s fees of $7.6 million and $2.3 million, respectively, and management fees paid to Spectrum of $4.6 million and $2.5 million, respectively.

The significant increase in Montpelier Syndicate 5151’s share-based and other incentive compensation recognized during 2009 versus 2008 is the result of an increase in accrued incentive compensation to above-target levels in response to stronger operating results achieved by the Company during 2009. The increase in incentive compensation costs from 2007 to 2008 was mainly due to increases in the number of staff within the U.S. and U.K. operations, and was partially offset by a decrease in incentive accruals made during the third quarter of 2008 resulting from the significant storm losses we incurred during that period.

MUSIC

Underwriting results for MUSIC, which we acquired on November 1, 2007, were as follows for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007
Gross premiums written	$24.3	$5.6	$—
Reinsurance premiums ceded (1)	(0.6)	—	—
Net premiums written	23.7	5.6	—
Change in net unearned premiums	(9.6)	(3.5)	—
Net premiums earned	14.1	2.1	—

Loss and LAE	(9.7)	(1.8)	—
Acquisition costs	(3.4)	(0.5)	—
General and administrative expenses	(9.0)	(5.0)	(1.2)
Underwriting loss	$(8.0)	$(5.2)	$(1.2)

Loss and LAE ratio	68.8%	85.7%	—%
Acquisition costs ratio	24.1%	23.8%	—%
General and administrative expense ratio	63.8%	n/m %	—%

GAAP combined ratio	156.7%	n/m %	—%

(1) 2009 includes $0.5 million of inter-segment reinsurance cover with Montpelier Syndicate 5151. This intercompany arrangement is eliminated in consolidation.

Premium written and earned

All premiums written to date by MUSIC relate to our Property and Specialty Individual Risk line of business.  MUSIC has retained almost all of this gross premium, ceding $0.6 million during 2009 and zero in 2008. MUSIC wrote a de minimis amount of premium during 2007.

Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s net loss and LAE for the years ended December 31, 2009, and 2008:

	Year Ended December 31,
($ in millions)	2009	2008

Gross unpaid loss and LAE reserves - beginning	$10.1	$16.7
Reinsurance recoverable on unpaid losses - beginning	(8.8)	(16.7)
Net unpaid loss and LAE reserves - beginning	1.3	—

Losses and LAE incurred:
Current year losses	9.3	1.8
Prior year losses	0.4	—
Total losses and LAE incurred	9.7	1.8

Losses and LAE paid	(1.6)	(0.5)

Net unpaid loss and LAE reserves - ending	9.4	1.3
Reinsurance recoverable on unpaid losses - ending	6.0	8.8

Gross unpaid loss and LAE reserves - ending	$15.4	$10.1

MUSIC’s gross unpaid loss and LAE reserves and reinsurance recoverable on unpaid losses include the Acquired Reserves associated with the MUSIC Acquisition.

	Year Ended December 31,
	2009	2008

Loss and LAE ratio - current year	66.0%	85.7%
Loss and LAE ratio - prior year	2.8%	—%
Loss and LAE ratio	68.8%	85.7%

	December 31,
(Millions)	2009	2008

Gross IBNR	$11.4	$7.8
Gross Case Reserves	4.0	2.3
Total Gross Reserves	$15.4	$10.1

Our best estimate for MUSIC’s ending gross loss and LAE reserves at December 31, 2009 and 2008 was $15.4 million and $10.1 million, respectively.

We estimated MUSIC’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in our reserving process during the year ended December 31, 2009.

As a result of MUSIC’s limited premium writings and loss experience, MUSIC’s loss and LAE expenses incurred to date primarily represent IBNR.  MUSIC’s unfavorable prior period loss reserve development to date has not been significant, totalling $0.4 million in 2009.

Underwriting Expenses

MUSIC’s acquisition costs of $3.4 million and $0.5 million for 2009 and 2008, respectively, reflected the level of its earned premium.

The following table summarizes MUSIC’s general and administrative expenses during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(Millions)	2009	2008	2007

Fixed expenses	$7.4	$4.5	$1.1
Share based and other incentive compensation	1.6	0.5	0.1
General and administrative expenses	$9.0	$5.0	$1.2

MUSIC’s fixed expenses of $7.4 million and $4.5 million for 2009 and 2008, respectively, represent recurring expenses associated with its growing operations whereas its fixed expenses of $1.1 million for 2007 primarily represent costs associated with establishing its operating platform.  MUSIC’s variable expenses of $1.6 million, $0.5 million and $0.1 million for 2009, 2008 and 2007, respectively, consisted of annual and long-term incentive accruals tied primarily to the performance of the Company.

BLUE OCEAN

Underwriting results for Blue Ocean, which was liquidated and dissolved in 2009, for the years ended December 31, 2008 and 2007, were as follows.

	Year Ended December 31,
($ in millions)	2008	2007
Gross premiums written	$0.1	$42.8
Reinsurance premiums ceded	—	—
Net premiums written	0.1	42.8
Change in net unearned premiums	3.0	18.9
Net premiums earned	3.1	61.7
Loss and LAE	—	—
Acquisition costs	(0.2)	(3.8)
General and administrative expenses	(0.9)	(13.9)
Underwriting income	$2.0	$44.0
Loss and LAE ratio	—%	—%
Acquisition costs ratio	6.5%	6.2%
General and administrative expense ratio	29.0%	22.5%

GAAP combined ratio	35.5%	28.7%

Blue Ocean was formed in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following Hurricanes Katrina, Rita and Wilma in 2005. While early pricing conditions for this segment were strong, increased competition and weaker demand experienced at the end of 2006 and throughout 2007 adversely impacted pricing.

During 2007 Blue Ocean Re ceased writing new business.

During 2008 Blue Ocean Re was deregistered as a Bermuda insurer and we acquired all the outstanding share capital of Blue Ocean.

During 2009 Blue Ocean Re was amalgamated into Blue Ocean and Blue Ocean was liquidated and dissolved into the Company.

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, is not considered to be a reportable segment of our business. The results of Corporate and Other principally reflect general and administrative expenses of the Company in support of its various operating companies.

Our Corporate and Other results for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
(Millions)	2009	2008	2007
Gross premiums written (1)	$(9.1)	$(5.3)	$—
Reinsurance premiums ceded (1)	9.1	5.3	—
Net premiums written	—	—	—
Change in net unearned premiums	—	—	—
Net premiums earned	—	—	—
Loss and LAE	—	—	—
Acquisition costs	—	—	—
General and administrative expenses	(27.4)	(20.1)	(6.4)
Income (loss)	$(27.4)	$(20.1)	$(6.4)

(1)   Represents the elimination of an inter-segment reinsurance cover among Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC.

The following table summarizes the general and administrative expenses of Corporate and Other during the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
(Millions)	2009	2008	2007
Fixed expenses	$11.5	$15.2	$8.5
Share based and other incentive compensation	15.9	5.3	10.5
Management services	—	(0.4)	(12.6)
General and administrative expenses	$27.4	$20.1	$6.4

The decrease in fixed expenses for 2009, as compared to 2008, is primarily attributable to: (i) a reduction in consulting services for information technology implementations; (ii) reduced legal expenses regarding corporate matters; (iii) lower audit fee allocations and (iv) reduced insurance allocations. The significant increase in corporate share-based and other incentive compensation recognized during 2009 versus 2008 is the result of an increase in accrued incentive compensation to above-target levels in response to stronger operating results achieved by the Company during 2009. Expenses incurred in 2008 reflected below-target incentive compensation costs, mainly as a result of the storm losses we incurred during the third quarter of that year.

The increase in fixed expenses during 2008, as compared to 2007, is primarily the result of: (i) an increase in salaries and benefits associated with the hiring of additional finance, risk management and legal personnel in support of our new insurance and reinsurance initiatives; (ii) the promotion of certain corporate officers in connection with the Company’s 2008 succession planning actions; (iii) increased inter-segment allocations from the Company’s service companies; and (iv) upgrades made to the Company’s information and accounting systems. The decrease in incentive compensation during 2008, as compared to 2007, is due primarily to 2008 hurricane losses whereas 2007 was a year with significantly stronger operating results and few significant loss events.

Management services for 2008 and 2007 represented underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees provided to Blue Ocean, while it was in existence.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Investments

The following table summarizes our consolidated net investment income and total investment return for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007
Investment income	$89.0	$94.2	$139.8
Investment expenses	(8.0)	(7.8)	(7.3)
Net investment income	81.0	86.4	132.5
Net realized investment gains (losses)	19.9	(73.6)	26.6
Net unrealized investment gains (losses)	161.9	(171.3)	(0.1)
Net foreign exchange transaction gains on cash and investments	—	9.6	7.9
Net foreign exchange translation gains (losses) on cash and investments	0.8	(12.9)	—
Change in fair value of Symetra	(0.5)	0.9	(1.6)
Total return on investments ($)	$263.1	$(160.9)	$165.3
Weighted average investment portfolio, including cash	$2,569	$2,616	$2,986
Total return on investments (%)	10.2%	(6.2)%	5.5%

Our total investment return for 2009 was significantly higher than that of 2008 and 2007, due to sizable net realized and unrealized investment gains partially offsetting reductions in net investment income experienced from 2007 to 2009.

Our investment income decreased in 2009, as compared to 2008 and 2007, mainly as a result of continued decreases in short-term interest rates and reductions in dividend income earned on a smaller portfolio of equity securities.  In addition, we discontinued our securities lending program during the second quarter of 2008.  Fees earned from our securities lending program during 2008 and 2007 were recorded as additional investment income.

Our investment expenses were higher in 2009, as compared to 2008 and 2007, due mainly to higher investment portfolio balances under management and changes in investment managers made during those years.  As of December 31, 2009, 2008 and 2007, our ending investment portfolio, excluding cash, totaled $2,469 million, $2,097 million and $2,359 million, respectively.

During 2009, we experienced $104.2 million of net realized and unrealized gains from our fixed maturity investments, $74.6 million in net realized and unrealized gains from our equity investments and $3.0 million in net realized and unrealized gains from our other investments. The fixed maturity gains we experienced during 2009 were largely the result of tightening credit spreads between the yield on those securities versus that of U.S. treasuries.  Our equity portfolio also experienced gains during 2009, benefitting from gains in the U.S. equity market as a whole.

During 2008, we experienced $82.4 million of net realized and unrealized losses from our fixed maturity investments and securities lending collateral, $103.5 million in net realized and unrealized losses from our equity investments and $59.0 million in net realized and unrealized losses from our other investments. The significant fixed maturity losses we experienced during 2008 were largely the result of credit concerns for corporate and asset-backed debt securities.  Our equity portfolio also experienced significant losses during 2008, suffering from losses in the U.S. equity market as a whole.  The net realized investment losses recorded during 2008 principally resulted from a $17.5 million loss within our fixed maturity portfolio resulting from the bankruptcy of Lehman Brothers and $43.6 million in losses within our other investment portfolio attributable to two leveraged limited partnership funds which specialized in distressed loans.

During 2007, we experienced $19.9 million in net realized and unrealized investment gains from our fixed maturities, $7.5 million in net realized and unrealized gains from our equity investments and $0.9 million in net realized and unrealized losses from our other investments.

As of December 31, 2009, our fixed maturity portfolio contained certain securities with exposure to the subprime mortgage market and the Alternative-A mortgage market which had a fair value of $26.1 million, $19.9 million of which  which were rated “AAA” (Extremely Strong) by Standard & Poor’s at that time. Our subprime and Alt-A securities had an amortized cost of $28.3 million as of December 31, 2009.

During 2009, 2008, and 2007, we experienced net foreign exchange gains (losses) on cash and investments of $0.8 million, $(3.3) million and $7.9 million, respectively. The foreign exchange gains (losses) experienced during these years are due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact, principally the British pound.

During 2009, 2008 and 2007, we recorded unrealized gains (losses) from our investment in Symetra Financial Corporation (“Symetra”) of $(0.5) million, $0.9 million and $(1.6) million respectively.  Our investment in Symetra was acquired in a private placement in 2004.  In January 2010, Symetra’s common shares began trading on the New York Stock Exchange under the symbol “SYA”.  As a result, beginning in the first quarter of 2010, Montpelier’s investment in Symetra will be presented as an equity security on the Company’s consolidated balance sheets and changes in its fair value will be recorded as net realized and unrealized gains (losses) on the Company’s consolidated statements of operations. Symetra provides retirement plans, employee benefits, life insurance and annuities through a national network of independent advisors and agents.

U.S. GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the three broad levels.  Level 3 assets are those whose valuations place significant reliance on “unobservable” inputs.

As of December 31, 2009, $202.6 million or 8.3% of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at December 31, 2009 consisted primarily of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, certain preferred and non-U.S. equity securities; and (iii) with respect to other investments, certain limited partnership interests and our investment in Symetra.

As of December 31, 2008, $191.3 million, or 9.3%, of our total invested assets measured at fair value were considered to be Level 3 assets. Our investments classified as Level 3 at December 31, 2008 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, warrants to acquire equity securities and certain non-U.S. securities; and (iii) with respect to other investments, our investment in Symetra.

The decrease in our Level 3 securities from December 31, 2008 to December 31, 2009, was the result of an increase in pricing transparency of certain of the Company’s fixed maturities historically classified as Level 3. During the first quarter of 2010, our Level 3 investments will further decrease as our investment in Symetra will be reclassified from Level 3 to Level 1.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(Millions)	2009	2008	2007
Net foreign exchange transaction losses on insurance and reinsurance balances	$(2.5)	$(2.0)	$(1.8)
Net foreign exchange translation gains on cash and investments	—	9.6	7.9
Net foreign exchange gains (losses)	$(2.5)	$7.6	$6.1

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction gains on cash and investments.

Our net foreign exchange transaction gains (losses) on insurance and reinsurance balances primarily represent realized gains and losses resulting from premiums received and losses paid by Montpelier Bermuda in currencies other than the U.S. dollar.  From time to time we have entered into foreign currency exchange agreements in order to mitigate the financial effects of foreign exchange rate fluctuations.  See “Net Expense from Derivative Instruments” below.

Net Income (Expense) from Derivative Instruments

The following table presents our net income (expense) from  derivative instruments during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Hurricane Option	$—	$(1.0)	$—
ILW Swap	—	(0.7)	—
CAT Bond Protection	(0.2)	(11.9)	(11.9)
Foreign Exchange Contracts	(0.6)	(4.1)	3.2
Investment Options and Futures	8.1	1.8	—
CAT Bond Facility	—	1.0	5.3
ILW Contract	—	0.6	3.1
Net income (expense) from derivative instruments	$7.3	$(14.3)	$(0.3)

A description of each of our derivative instrument activities follows:

Hurricane Option

In 2008, we purchased an option on hurricane seasonal futures (the “Hurricane Option”) for $1.0 million in order to provide protection against our eastern U.S. hurricane exposure during the period from June 1, 2008 to November 30, 2008.  The maximum possible recovery to Montpelier under the Hurricane Option was $5.0 million.  The Hurricane Option expired without value.

ILW Swap

In 2008, we entered into an Industry Loss Warranty (“ILW”) swap contract (the “ILW Swap”) with a third-party in order to provide protection against our U.S. hurricane exposure.  In return for a fixed-rate payment of $0.7 million, we are entitled to receive a floating-rate payment triggered on the basis of losses incurred by the insurance industry as a whole through April 30, 2009. The maximum recovery to us under the ILW Swap is $5.0 million.  The ILW Swap expired without value.

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

Annual contract payments expensed in connection with the CAT Bond Protection, calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche, total $0.2 million during 2009 and $11.9 million during each of 2008 and 2007.

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by us.

Foreign Exchange Contracts

From time to time we have entered into foreign currency exchange agreements (the “Foreign Exchange Contracts”) which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies; rather, they are designed to protect us against adverse movements in foreign exchange rates. Our open foreign currency agreements at December 31, 2009 were denominated in European Union euros and Canadian dollars.

At December 31, 2009 and December 31, 2008, we were a party to outstanding foreign currency exchange agreements having a gross notional exposure of $30.5 million and $33.0 million, respectively.  We recorded net income  (expense) associated with our Foreign Exchange Contracts of $(0.6) million, $(4.1) million and $3.2 million during 2009, 2008 and 2007, respectively.

Investment Options and Futures

During 2009 and 2008, our investment managers executed various exchange-traded investment options and futures (the “Investment Options and Futures”) as part of their investing strategy.  As of December 31, 2009 and 2008, our investment managers held open long options with a fair value of $1.8 million and $0.1 million, respectively.

We recorded net revenues associated with our Investment Options and Futures of $8.1 million and $1.8 million during 2009 and 2008, respectively.

CAT Bond Facility

In 2006, we entered into a catastrophe bond facility (the “CAT Bond Facility”) under which we were entitled to receive contract payments from a third-party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value were marked to market over the terms of the bonds; the difference was settled on a monthly basis.

During 2008, the CAT Bond Facility was terminated and we purchased the underlying CAT Bonds from the counterparty at their fair value of $71.6 million.

We recorded net revenues associated with our CAT Bond Facility of $1.0 million and $5.3 million during 2008 and  2007, respectively.

ILW Contract

In 2007, we sold ILW protection (the “ILW Contract”) to a third-party for $3.7 million under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract provided the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount and expired in 2008 without payment.

We recorded revenues associated with the ILW Contract of $0.6 million and $3.1 million during 2008 and 2007, respectively.

Gain on Early Extinguishment of Debt

In March 2009 we repurchased and retired $21.0 million in face value of our senior unsecured debt  (“Senior Notes”) due in 2013 and recognized a gain of $5.9 million representing the difference between the $15.1 million in consideration paid and the carrying value of the Senior Notes repurchased.

Other Revenue

Our other revenue is comprised of interest on funds advanced to ceding companies to cover losses in accordance with contract terms and fees we earn from the Pioneer Diversified High Income Trust (the “Pioneer Fund”). The following table summarizes our consolidated other revenue for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(Millions)	2009	2008	2007
Interest on funds advanced	$0.1	$0.7	$1.8
Pioneer Fund sub-advisor fees	0.4	0.3	0.2

Other revenue	$0.5	$1.0	$2.0

In 2007, we began serving as a sub-advisor to the Pioneer Fund, a publicly traded closed-end fund offering investors exposure to event-linked bonds known as catastrophe bonds, as well as other fixed income instruments.  During 2008, we terminated our sub-advisory relationship and now serve as a consultant to the Pioneer Fund.  We are not an investor in the Pioneer Fund.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(Millions)	2009	2008	2007
Interest expense and amortization of discount - Senior Notes	$14.5	$15.3	$15.3
Interest expense - Junior Notes	8.7	8.7	8.7
Interest expense - Blue Ocean Debt	—	0.2	5.3
Letter of credit fees and other financing expenses	3.1	2.6	5.2

Interest and other financing expenses	$26.3	$26.8	$34.5

Our interest and other financing expenses decreased slightly during 2009, as compared to 2008, due primarily to the repurchase of $21.0 million of our Senior Notes in March 2009, partially offset by higher letter of credit fees associated with our Lloyd’s Standby Facility.  We increased the Lloyd’s Standby Facility from £110.0 million to $230.0 million in March 2009.

Our interest and other financing expenses decreased significantly during 2008, as compared to 2007, due primarily to the repayment of the Blue Ocean Debt and the cancellation of Blue Ocean Re’s credit facility, each of which occurred in January 2008.

Senior Notes

During 2003, we issued $250.0 million of Senior Notes. The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013.  As of December 31, 2009 and 2008, we had $229.0 million and $250.0 million of principal amount of Senior Notes outstanding, respectively, with an unamortized carrying value of $228.6 million and $249.4 million, respectively.

Junior Subordinated Debt Securities (“Junior Notes”)

In January 2006 we, through Montpelier Capital Trust III, participated in a private placement of $103.1 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. Montpelier Capital Trust III simultaneously issued all of its share capital to us for a purchase price of $3.1 million which is carried in other investments.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its share capital to purchase the Junior Notes, due March 30, 2036, in the principal amount of $100.0 million issued by the Company. The Junior Notes bear interest at the same rates as the Trust Preferred Securities discussed above.

Blue Ocean Debt

In November 2006 Blue Ocean obtained a secured loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”).  The Blue Ocean Debt had an initial maturity date of February 28, 2008.  The Blue Ocean Debt bore interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points.  The Blue Ocean Debt was repaid in full in January 2008.

Letter of Credit Fees and Other Financing Expenses

In the normal course of business, the Company, Montpelier Re and MCL maintain letter of credit facilities and Montpelier Re and MCL provide letters of credit to third parties. In addition, Blue Ocean Re established trust funds for the benefit of ceding companies. See “Liquidity and Capital Resources” contained in Item 7.

Income Tax Provision

Our consolidated income tax provision for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Current tax provision:
U.S. Federal	$—	$—	$—
U.S. state	0.1	0.1	—
Non-U.S.	(1.3)	1.2	0.1
Current tax provision (benefit)	$(1.2)	$1.3	$0.1

Deferred tax provision:
U.S. Federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	2.3	(0.2)	—
Deferred tax provision (benefit)	2.3	(0.2)	—
Income tax provision	$1.1	$1.1	$0.1

We are domiciled in Bermuda and have subsidiaries that are domiciled in several other countries, including the U.S., the U.K. and Switzerland.

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 2016.  At the present time, no such taxes are levied in Bermuda.

Our U.S. subsidiaries have not yet generated any U.S. Federal taxable income.  Our U.S. subsidiaries incurred $0.1 million in state income taxes during each of 2009 and 2008.

Our U.K. and Swiss subsidiaries generated $4.8 million, $2.9 million and $(3.0) million of non-U.S. taxable income (loss) for the years ended December 31, 2009, 2008 and 2007, respectively.  Our non-U.S. subsidiaries incurred $1.0 million, $1.0 million and $0.1 million in non-U.S. income taxes during the years ended December 31, 2009, 2008 and 2007, respectively.

Excess of Fair Value of Acquired Net Assets Over Cost - Blue Ocean

In 2008 we acquired all the remaining outstanding common shares of Blue Ocean for $30.5 million in cash.  This transaction resulted in an extraordinary gain of $1.0 million representing the excess of fair value of acquired net assets over our cost.

Net income attributable to noncontrolling interest in Blue Ocean

In 2008 and 2007 we had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million and $31.9 million, respectively.  As a result of  the Blue Ocean Transaction, none of our net income for 2009 was attributable to noncontrolling interests.

III.  Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to common shareholders and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $0.09 per Common Share per quarter. Any future determination to pay dividends or distributions to our shareholders will be at the discretion of our Board of Directors and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of December 31, 2009, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.5 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of December 31, 2009, our sources of immediate liquidity consisted of: (i) $194 million in unrestricted cash; (ii) $376 million in cash equivalents and other highly liquid investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $733 million of investment securities which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice. Further, we believe that we have significant sources of additional liquidity within our investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.

During the years ended December 31, 2009, 2008 and 2007, we were able to meet all of our cash obligations.  We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of December 31, 2009 and 2008:

	December 31,
(Millions)	2009	2008
Senior Notes	$229.0	$250.0
Junior Notes (those held by third parties)	100.0	100.0
Total Debt	$329.0	$350.0

Common Shareholders’ Equity	1,728.5	1,357.6

Total Capital	$2,057.5	$1,707.6

Our total capital increased by $349.9 million during 2009 as a result of our recording comprehensive income of $463.8 million, raising $32.0 million in equity capital through the termination of our second Forward Sale Agreement, recognizing $14.2 million of additional paid-in capital through the amortization and issuances of share based compensation, partially offset by declaring $26.5 million in dividends to our common shareholders, repurchasing $21.0 million of our Senior Notes and repurchasing $112.6 million of Common Shares.

Our Senior Notes are scheduled to mature on August 15, 2013.  Our Junior Notes mature on March 30, 2036, but are redeemable at our option at par beginning March 30, 2011. Neither the Senior Notes nor the Junior Notes contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

We may need to raise additional capital in the future, through the issuance of debt, equity or hybrid securities, in order to, among other things, write new business, pay significant losses, respond to, or comply with, any changes in the capital requirements that rating agencies, regulatory authorities other parties use to evaluate us, acquire new businesses, invest in existing businesses or to refinance our outstanding debt.

The issuance of any new debt, equity or hybrid financial instruments might require terms and conditions that are less favorable to us and our shareholders than those contained within our current capital structure.  More specifically, any new issuances of equity or hybrid securities could result in the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could prove to be dilutive to our existing Common Shares.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, operating results and financial condition could be adversely affected.

Letter of Credit Facilities

In the normal course of business, we maintain letter of credit facilities and provide letters of credit to third parties. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $835.8 million and $724.5 million at December 31, 2009 and 2008, respectively. The following table outlines these facilities as of December 31, 2009:

Secured operational Letter of Credit Facilities	Credit Line	Amount drawn	Expiry Date

Montpelier Re’s Syndicated facility: Tranche B	$225.0	$122.9	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility (I)	$500.0	$42.2	June 2011
Montpelier Re’s Syndicated 5-Year facility (II)	$215.0	$159.3	June 2012
Montpelier Re’s Bilateral facility	$100.0	$12.8	None
Lloyd’s Standby Facility	$230.0	$230.0	Dec. 2013

Montpelier Re amended its Tranche B syndicated secured facility in August 2005.  The amendment served to revise this facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010. This facility is subject to an annual commitment fee of 0.275% on drawn balances and 0.075% on undrawn balances.

Montpelier Re amended its syndicated secured facility (I) in June 2006. The amendment served to revise this facility from a one-year $1.0 billion facility, which expired in June 2007, to a five-year $500.0 million facility.  This facility is subject to an annual commitment fee of 0.325% on drawn balances and 0.075% on undrawn balances.

Montpelier Re entered into its five-year syndicated secured facility (II) in June 2007 which was subsequently reduced from $250.0 million to $215.0 million.  This facility is subject to an annual commitment fee of 0.275% on drawn balances and 0.08% on undrawn balances.

Montpelier Re entered into its Bilateral facility in November 2005. This facility has no stated expiration date and is subject to an annual commitment fee of 0.20% on drawn balances only.

In June 2007 the Company, Montpelier Re and MCL entered into the Lloyd’s Standby Facility to support business written by Syndicate 5151. The Lloyd’s Standby Facility provided Montpelier with a secured £74.0 million standby letter of credit facility through December 31, 2012.

In October 2008 the Lloyd’s Standby Facility was amended and restated to provide Montpelier with a secured £110.0 million standby letter of credit facility through December 31, 2013. In March 2009 the Lloyd’s Standby Facility was further amended, so that it now provides Montpelier with a secured $230.0 million standby letter of credit facility through December 31, 2013.  The current facility is subject to an annual commitment fee of 0.60% on drawn balances and 0.21% on undrawn balances.

The agreements governing these facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate with others, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities and the Lloyd’s Standby Facility each require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against the collateral. As of December 31, 2009 and 2008, we were in compliance with all covenants.

We currently believe that we will be able to renew our operational letter of credit facilities as they expire, if needed, although current pricing indications are less favorable than those of our existing facilities.  As such, our  interest and financing expenses associated with such facilities may increase in the future, perhaps significantly.  We are currently exploring the use of collateralized trust arrangements as an alternative means of providing collateral to our cedants and to Lloyd’s.

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2009:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE	$253.1	$255.4	$99.6	$72.7	$680.8
Debt (that held by third parties)	—	—	229.0	100.0	329.0
Interest and other finance expenses	25.6	37.4	17.0	87.3	167.3
Vested and earned incentive compensation	26.4	—	—	—	26.4
Unfunded investment commitments	23.5	—	—	—	23.5
Noncancellable operating leases	7.5	13.5	8.6	5.9	35.5
Total contractual obligations and commitments	$336.1	$306.3	$354.2	$265.9	$1,262.5

Our loss and LAE reserves do not have contractual maturity dates.  However, based on historical payment patterns, the preceding table includes an estimate of when we expect our loss reserves will be paid.

Our debt and interest and other financing obligations presented assume that we do not exercise our option to redeem the Junior Notes at par in March 2011 and that, for periods thereafter through March 2036, interest on the debt accrues at the applicable floating rate of 3-month LIBOR plus 380 basis points.  Our letter of credit facilities, each of which is cancellable within one year, are assumed to be fully cancelled at December 31, 2010.

Vested and earned incentive compensation represents amounts due to employees at December 31, 2009 under our annual bonus and performance share plans for the applicable performance cycles ending as of that date. This amount excludes RSU awards which are paid in Common Shares.

As of December 31, 2009, we had unfunded commitments to invest $23.5 million into three separate private investment funds. For purposes of this presentation, it is assumed that all of our unfunded commitments are called during 2010.

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts and Investment Options and Futures each constitute off-balance sheet arrangements.

Excluding the off-balance sheet derivative transactions outlined above, as of December 31, 2009, we are not party to any other off-balance sheet transaction that we believe is material to our investors.

Cash Flows

For the Year Ended December 31, 2009

Our cash flows provided from operations were $233.1 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $213.0 million.

Our cash flows used for investing activities totaled $175.6 million, resulting from the following:

•         we spent $393.6 million on net purchases of fixed maturities,

•         we received $244.8 million from net sales of equity securities and other investments,

•         we received $9.5 million from net settlements of investment-related derivative contracts,

•         we had a $33.8 million increase in our restricted cash, and

•         we spent $2.5 million on capitalized assets.

Our cash flows used for financing activities totaled $121.9 million, resulting from the following:

•         we spent $15.1 million to repurchase and retire a portion of our Senior Notes,

•         we received $32.0 million in connection with the termination of the second Forward Share Agreement,

•         we spent $112.6 million repurchasing our common shares, and

•         we spent $26.2 million on dividends to our common shareholders.

We also experienced a $5.6 million increase in cash and cash equivalents due to foreign exchange rate fluctuations.

For the Year Ended December 31, 2008

Our cash flows provided from operations totaled $73.3 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $317.9 million.

Our cash flows provided from investing activities totaled $249.7 million, resulting from the following:

•         we received $301.6 million from net sales and maturities of fixed maturities,

•         we spent $254.8 million on net purchases of equity securities and other investments,

•         we spent $1.8 million in net settlements of investment-related derivative contracts,

•         we had $193.4 million in net dispositions of securities lending collateral,

•         we spent $1.0 million in connection with the termination of our securities lending program,

•         we had a $27.2 million decrease in our restricted cash, and

•         we spent $14.9 million on capitalized assets.

Our cash flows used for financing activities totaled $516.2 million which resulted from the following:

•         we spent $129.8 million repurchasing our common shares,

•         we spent $28.4 million on dividends to our common shareholders,

•         we spent $75.0 million to retire Blue Ocean’s debt, paid $38.1 million in distributions and redemptions to Blue Ocean’s noncontrolling common shareholders and paid $21.0 million in dividends and redemptions to Blue Ocean’s noncontrolling preferred shareholders,

•         we paid $30.5 million to acquire all the remaining outstanding common shares of Blue Ocean, and

•         we had a $193.4 million net reduction in securities lending payable.

We also experienced a $0.9 million increase in cash and cash equivalents due to foreign exchange rate fluctuations.

For the Year Ended December 31, 2007

Our cash flows provided from operations totaled $100.1 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $361.2 million.

Our cash flows provided from investing activities totaled $500.6 million, resulting from the following:

•         we received $451.3 million from net sales and maturities fixed maturities,

•         we spent $59.4 million on net purchases of equity securities and other investments,

•         we spent $6.7 million to acquire MUSIC,

•         we had $122.3 million in net dispositions of securities lending collateral, and

•         we spent $6.9 million on capitalized assets.

Our cash flows used for financing activities totaled $462.4 million, resulting from the following:

•         we spent $124.7 million repurchasing our common shares,

•         we spent $3.9 million to amend the second Forward Share Agreement,

•         we spent $29.9 million on dividends to our common shareholders,

•         we spent $135.2 million in distributions and redemptions to Blue Ocean’s noncontrolling common shareholders and paid $46.4 million in dividends and redemptions to Blue Ocean’s noncontrolling preferred shareholders, and

•         we had a $122.3 million net reduction in securities lending payable.

We also experienced a $1.8 million increase in cash and cash equivalents due to foreign exchange rate fluctuations.

IV.  Summary of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) our loss and LAE reserves; (ii) our written and earned premiums; (iii) our ceded reinsurance; and (iv) our share based compensation.

The following discussion provides detailed information regarding our use of estimates and assumptions as it relates to such items.

Loss and LAE Reserves

Loss and LAE reserves consist of estimates of future amounts needed to pay claims and related expenses for insured events that have occurred.  The process of estimating these reserves involves a considerable degree of judgment and, as of any given date, is inherently uncertain.

Estimating loss reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation and demand surge. These estimates and judgments are based on numerous factors, and are often revised as we receive changes in loss amounts reported by ceding companies, as additional information, experience or other data becomes available and is reviewed, as new or improved methodologies are developed, or as laws change.

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

Our loss and LAE reserves include a component for both outstanding case reserves for claims that have been reported and for IBNR claims that have not been reported. Our case reserve estimates are initially set on the basis of loss reports received from third parties. IBNR consists of a provision for additional development in excess of the case reserves reported by ceding companies, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies.

Our IBNR reserves are determined using various actuarial methods as well as a combination of our own historical loss experience, historical insurance industry loss experience, estimates of pricing adequacy trends, and our professional judgment. In the case of our reinsurance business, our reserving process is highly dependent on the loss information we receive from ceding companies.  The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserve.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established. Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles. The Audit Committee of our Board of Directors receives our quarterly and annual reserve analyses.

Our primary focus is on short-tail property treaty reinsurance, written on both an excess-of-loss and proportional basis. We also underwrite certain direct insurance and facultative reinsurance, as well as casualty specialty risks. The nature and extent of management judgment involved in the reserving process depends upon the type of business.

Most of our treaty reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes, terrorism, large individual property risks, and marine, space and aviation risks. Given the high-severity, low-frequency nature of these events, the losses typically generated do not lend themselves to traditional actuarial reserving methods. Therefore, our reserving approach for these types of coverages is generally to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We generally estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

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

While the approach we use in reserving for large events is generally applied consistently, at any point in time the specific reserving assumptions may vary among contracts. The assumptions for a specific contract may depend upon the class of business, historical reporting patterns of the cedant, whether or not the cedant provides an IBNR estimate, how much of the loss has been paid, the number of underlying claims still open and other factors. For example, the expected loss development for a contract with 1% of claims still outstanding would likely be less than for a contract with 50% of claims still open.

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

Estimating loss reserves for our modest book of longer-tail casualty reinsurance business, which can be either on an excess-of-loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as they become apparent we will adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2009 and 2008, we recorded gross loss and LAE reserves related to our casualty business of $188.8 million and $182.5 million, respectively.

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.  At December 31, 2009 and 2008, we did not have a significant backlog in either our insurance or reinsurance claims processing.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in loss and LAE significantly greater or less than the reserves initially established. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or impairing our results if the prior year reserves prove to be insufficient. We expect volatility in our results in periods that significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we do not record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

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

The following tables provide the details of our gross case reserves and IBNR, by line of business, at December 31, 2009 and 2008:

(Millions)	Gross IBNR at Dec. 31, 2009	Gross Case Reserves at Dec. 31, 2009	Gross Reserves at Dec. 31, 2009
Property Catastrophe - Treaty	$112.7	$68.8	$181.5
Property Specialty - Treaty	97.8	61.2	159.0
Other Specialty - Treaty	173.7	51.9	225.6
Property and Specialty Individual Risk	65.8	48.9	114.7
Total	$450.0	$230.8	$680.8

(Millions)	Gross IBNR at Dec. 31, 2008	Gross Case Reserves at Dec. 31, 2008	Gross Reserves at Dec. 31, 2008
Property Catastrophe - Treaty	$123.6	$146.8	$270.4
Property Specialty - Treaty	96.8	85.3	182.1
Other Specialty - Treaty	175.1	82.3	257.4
Property and Specialty Individual Risk	34.3	64.7	99.0
Total	$429.8	$379.1	$808.9

With the exception of periods immediately following a natural catastrophe and or other large loss event, the portion of loss reserves represented by IBNR tends to be lower for large loss events than it does for other business we write. During 2009, a year with a low level of large losses and sizable payments of existing reserves, our case reserves associated with such events decreased relative to total reserves.

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

We have determined that our best estimates for gross loss and LAE reserves at December 31, 2009 and 2008 were $680.8 million and $808.9 million, respectively. Of these estimates, at December 31, 2009 and 2008, $67.0 million and $51.6 million related to our insurance business, respectively, and $613.8 million and $757.3 million related to our reinsurance business, respectively.

Favorable development of prior period net losses experienced as a percentage of our opening net loss reserves across all underwriting years were 11.0%, 14.7% and  4.1% for the years ended December 31, 2009, 2008 and  2007, respectively. Based on this experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of December 31, 2009, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $61.1 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

Written and Earned Premiums

Though we are principally a provider of reinsurance, we write both insurance and reinsurance contracts.

Reinsurance contracts can be written on a risks-attaching or losses-occurring basis. Under risks-attaching reinsurance contracts, all claims from cedants’ underlying policies incepting during the contract period are covered, even if they occur after the expiration date of the reinsurance contract. In contrast, losses-occurring reinsurance contracts cover all claims occurring during the period of the contract, regardless of the inception dates of the underlying policies. Any claims occurring after the expiration of the losses-occurring contract are not covered.

Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy or contract.  For direct insurance, and facultative and losses-occurring contracts, the earnings period is the same as the reinsurance contract. For risks-attaching contracts, the earnings period is based on the terms of the underlying insurance policies.

Insurance and facultative reinsurance contracts are written based on agreed upon terms and conditions which include a stated premium for coverages provided.  The stated premium  is then recorded as written premium at the effective date of the policy.  In general, if the terms and conditions change during the policy period, either through policyholder request or underwriting audit, the policy would be endorsed to reflect the change in coverage. This endorsement usually generates a change to the policy premium which is then recorded as an adjustment to written premium.

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

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing. In addition, we may also review the financial condition of ceding companies. Based on our reviews, we established allowances of $2.3 million and $0.8 million for uncollectible premiums receivable as of December 31, 2009 and 2008, respectively.

Ceded Reinsurance

In the normal course of business, we purchase reinsurance from third parties in order to manage our exposures. The amount of ceded reinsurance that we buy varies from year to year depending on our risk appetite, as well as the availability and cost of the reinsurance coverage.  Reinsurance premiums ceded are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written. Certain of our assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to our benefit. These reinsurance premiums are reported as a reduction to our gross premiums written.

The cost of reinsurance purchased varies based on a number of factors. The initial premium associated with excess-of-loss reinsurance is generally based on the underlying premiums we assume. As these reinsurance contracts are typically purchased prior to the time the assumed risks are written, ceded premium recorded in the period of inception reflects an estimate of the amount that we will ultimately pay. In the majority of cases, the premium initially recorded is subsequently adjusted to reflect premium actually assumed by us during the contract period. These adjustments are recorded in the period that they are determined, and to date they have not been significant. In addition, losses which pierce excess-of-loss reinsurance cover may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

The cost of quota share reinsurance is initially based on our estimated gross premium written related to the specific lines of business covered by the reinsurance contract. As gross premiums are written during the period of coverage, reinsurance premiums ceded are adjusted in accordance with the terms of the quota share agreement.

Reinsurance recoverable on paid losses represents amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represent amounts collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments. The first judgment involves an estimate of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and consequently, the estimate is subject to similar risks and uncertainties as the estimate of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute, or other reasons.

As of December 31, 2009 and 2008, we recorded $44.5 million and $36.4 million in reinsurance recoverable on paid losses, respectively, and $69.6 million and $122.9 million in reinsurance recoverable on unpaid losses, respectively.  Based on a review of the financial condition of the reinsurers and other factors, we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered necessary as of December 31, 2009 and 2008.

We are currently involved in a dispute over two reinsurance contracts with MPCL. See Item 3, “Legal Proceedings.”

Share Based Compensation

The LTIP is our primary long-term incentive plan and was approved by our shareholders in May 2007. Incentive awards currently outstanding under the LTIP consist of performance shares and RSUs.

Performance Shares

From 2002 to 2007, performance shares were a significant element of the Company’s LTIP awards.  At target payout, each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, the value of each performance share is adjusted to represent a harvest of between zero and 200% of target depending on the achievement of specific performance criteria relating to our operating and financial performance over the period. At the discretion of the CN Committee, any final payment in respect of such performance shares may take the form of cash, Common Shares or a combination of both.

Since performance shares are contingently payable, we initially accrue the projected performance share expense based on: (i)  the number of performance shares granted; (ii) the closing price of Common Shares on the date of grant; and (iii) an assumed 100% harvest ratio. Beginning at the mid-point of the performance cycle, and every subsequent quarter thereafter, we re-assess the projected results for each outstanding performance share cycle and adjust our performance share accrual as necessary based on: (i) the number of performance shares granted; (ii) the current price of Common Shares as of the balance sheet date; and (iii) our current estimate of the ultimate harvest ratio.  As a result, during the latter half of any performance share period, our performance share expense may fluctuate significantly as the harvest ratio and the market price of Common Shares is adjusted.

The primary performance target for all participants with respect to performance shares granted for the 2005-2007, 2006-2008 and 2007-2009 performance periods was the achievement of an underwriting return on an internally generated risk-based capital measure of 16% over the period.  Additionally, at the sole discretion of the CN Committee, the performance of certain members of senior management may be further measured by reference to the ratio of the actual return on equity to the return on risk-based capital and may result in an adjustment to the harvest of + / - 25%.

With respect to the 2005-2007 performance cycle, 400,000 performance shares were originally granted to employees.  Due to the impact of severe hurricane losses on our 2005 results, the estimated harvest ratio for this performance cycle was reduced to zero during 2005 and such performance shares were formally cancelled without payment in 2007. As a result, the Company recognized no performance share expense for grants made under this performance cycle during the periods presented herein.

With respect to the 2006-2008 performance cycle, 164,000 performance shares were originally granted to employees of which 153,000 remained outstanding at December 31, 2008. In accordance with our accounting policy, the expected ultimate harvest ratio for this performance cycle was subsequently adjusted from 100% to 116% (95% in the case of certain members of senior management) and the reference price of Common Shares was reduced from $19.23 (the closing price on the date of grant) to $16.23 (the average of the last five trading days in 2008).  The Company recognized performance share expense (income) for grants made under this cycle of $(1.3) million during 2008 and $2.6 million during 2007.

With respect to the 2007-2009 performance cycle, 180,000 performance shares were originally granted to employees of which 172,000 remained outstanding at December 31, 2009. In accordance with our accounting policy, the expected ultimate harvest ratio for this performance share tranche was subsequently adjusted from 100% to 98% and the reference price of Common Shares was reduced from $18.92 (the closing price on the date of grant) to $17.74  (the average of the last five trading days in 2009).  The Company recognized performance share expense for grants made under this cycle of $1.5 million during 2009, $0.4 million during 2008 and $1.1 million during 2007.

Since performance share grants were made to relatively few employees, we do not adjust our performance share accruals for assumed forfeitures.

No awards of performance shares have been made since 2007.

RSUs

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over three, four or five-year periods, subject to the recipient maintaining a continuous relationship with us (either as an employee, a director or a consultant) through applicable vesting dates. Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividend equivalents.

Throughout 2006 and 2007, RSU awards consisted solely of: (i) grants made to induce individuals to join us; (ii) grants made to retain certain key employees; (iii) grants made to reward employees exhibiting outstanding individual performance; and (iv) grants made to non-management members of the Board of Directors of the Company and MUAL as part of their total remuneration.  In each of these cases, the number of RSUs granted to the recipient were fixed and determinable on the grant date (“Fixed RSUs”).

During 2008 we began using a new form of RSU award, in addition to Fixed RSUs, as the principal component of our ongoing long-term incentive compensation for employees (“Variable RSUs”) instead of performance share awards.  Variable RSU awards are contingent awards in which the actual number of RSUs to be awarded is dependent on our performance during the initial year of the award cycle (the “Initial RSU Period”) meaning that the number of RSUs expected to be awarded for that cycle may fluctuate during the period. The actual number of Variable RSUs to be converted to Fixed RSUs is based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing the sum of our actual underwriting result and standard investment result by our actual average shareholders’ equity for the period.

For the Variable RSU award cycle from 2008 to 2011, the targeted performance metric was based on a 2008 ROE of 11.22%.  At a target achieved ROE of 11.22% we expected to grant approximately 600,000 Variable RSUs to participants, at a threshold ROE of 5.22% we expected to grant no Variable RSUs to participants and at a maximum ROE of 21.22% we expected to grant approximately 1,200,000 Variable RSUs to participants.  Throughout the Initial RSU Period, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from 594,539 RSUs at June 30, 2008 to 169,848 RSUs at September 30, 2008.  Based on the actual ROE achieved for 2008 of 8.11%, the final number of Variable RSUs granted for the 2008-2011 award cycle was determined to be 296,374 by the CN Committee and these awards have been converted to Fixed RSUs.

For the Variable RSU award cycle from 2009 to 2012, the targeted performance metric was based on a 2009 ROE of 9.77%.  At a target achieved ROE of 9.77% we expected to grant approximately 650,000 Variable RSUs to participants, at a threshold ROE of 3.77% we expected to grant no Variable RSUs to participants and at a maximum ROE of 19.77% we expected to grant approximately 1,300,000 Variable RSUs to participants.  Throughout the Initial RSU Period, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from 1,260,327 RSUs at December 31, 2009 to 685,717 RSUs at March 31, 2009.  Based on the estimated ROE achieved for 2009 of 19.11%, the final number of Variable RSUs to be granted for the 2009-2012 award cycle is currently estimated to be approximately 1,260,327.  The final ROE and number of Variable RSUs to be converted to Fixed RSUs will be determined by the CN Committee in March 2010.

At grant date the Company assumes a 3% to 9% forfeiture rate, depending on the term of the award.  Actual forfeitures are periodically compared to assumed forfeitures and adjustments are made as deemed necessary.

The unamortized grant date fair value of the 508,442 Fixed RSUs outstanding as of December 31, 2009 was $3.7 million and the unamortized grant date fair value of the 1,260,327 Variable RSUs outstanding as of December 31, 2009 was $9.6 million.

For the years ended December 31, 2009, 2008 and 2007, we recognized $14.8 million, $8.3 million and $8.2 million of RSU expense.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We believe that our balance sheet is principally exposed to four types of market risk consisting of: (i) interest rate risk; (ii) foreign currency risk; (iii) equity risk; and (iv) credit price risk.  In addition, we believe that our balance sheet is also exposed to risk from natural catastrophes, derivative instruments and inflation.

Market Risk

Interest Rate Risk

Fixed Maturity Investments.  As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice.  Since changes in market interest rates generally translate into fluctuations in the fair value of our fixed maturity investments, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

We generally manage the interest rate risk associated with our fixed maturity investments by monitoring the average duration of the portfolio, which allows us to achieve an acceptable yield without subjecting the portfolio to an unreasonable level of interest rate risk. As of December 31, 2009, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.5 years. As of December 31, 2008, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.3 years.

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our fixed maturity investments as of December 31, 2009 and 2008.

Fixed Maturity Investments ($ in millions)	Fair Value	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2009	$2,207.5	100 bp decrease	2,255.8	$48.3
		100 bp increase	2,151.7	(55.8)

As of December 31, 2008	$1,706.6	100 bp decrease	$1,737.8	$31.2
		100 bp increase	1,675.4	(31.2)

Debt.  Our fixed-rate, long-term debt obligations consist of the Senior Notes and the Junior Notes. At December 31, 2009 and 2008, the fair value of our Senior Notes was $227.6 million and $193.2 million, respectively, which compared to a carrying value of $228.6 million and $249.4 million, respectively.  At December 31, 2009 and 2008, the fair value of our Junior Notes was $72.2 million and $61.9 million, respectively, which compared to a carrying value of $103.1 million and $103.1 million, respectively.

The Junior Notes mature on March 30, 2036 but are redeemable at our option at par beginning March 30, 2011.  The Junior Notes bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.

Foreign Currency Risk

We often collect premiums and pay losses in foreign currencies. We also maintain a portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies.

Our reporting currency is the U.S. dollar.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, PUAL, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all our other operations. The assets and liabilities of these foreign operations are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations into U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

Our U.K. operations had net assets denominated in British pounds of approximately $3.7 million at December 31, 2009.  Assuming a hypothetical 10% increase or decrease in the rate of exchange from British pounds to U.S. dollars as of December 31, 2009, the carrying value of the net assets of our London operations denominated in British pounds would be expected to have respectively increased or decreased by $0.4 million.

During 2009, 2008 and 2007, we recorded net foreign exchange transaction gains (losses) in our consolidated statements of operations of $(2.5) million, $7.6 million and $6.1 million, respectively.  During 2009, 2008 and 2007, we recorded net foreign currency translation gains (losses) in our consolidated statements of comprehensive income (loss) of $0.8 million, $(6.3) million and $(0.2) million, respectively.

From time to time we have entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These derivative instruments do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies; rather, they are designed to protect us against adverse movements in foreign exchange rates.

At December 31, 2009 and December 31, 2008, we were a party to outstanding foreign currency exchange agreements having a gross notional exposure of $30.5 million and $33.0 million, respectively.  We recorded net income (expense) associated with our Foreign Exchange Contracts of $(0.6) million, $(4.1) million and $3.2 million during 2009, 2008 and 2007, respectively.

Equity Price Risk

The fair value of our equity securities and certain of our other investments are based on quoted market prices or our estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date.  Market prices of equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or conversion to differ significantly from the carrying value as of the balance sheet date.  These fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security or instrument.

Credit Risk

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our investment securities (primarily our fixed maturity investments), our insurance and reinsurance balances receivable and our reinsurance recoverables.

Fixed Maturity Investments.   We believe that we have a high quality fixed maturity investment portfolio meaning that we would expect that our exposure to the loss of principal resulting from issuer credit difficulties to be less than that of an entity with a lower quality fixed maturity portfolio.  We measure the quality of our fixed maturity investment portfolio based on its average overall rating, which was “AA+” (Very Strong) by Standard & Poor’s at December 31, 2009, and by the overall strength and consistency of its fair value.

We also believe that we have no significant concentrations of credit risk from a single issue or issuer within our investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Our investment guidelines prohibit us from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and we did not own an aggregate fixed maturity investment in a single entity, other than U.S.-backed securities, in excess of 10% of our common shareholders’ equity at December 31, 2009 and 2008.

As of December 31, 2009, 86% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 13% were rated “BBB” (Good) or below by Standard & Poor’s and 1% were unrated and primarily represented participations in secured bank loans.

As of December 31, 2008, 89% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 9% were rated “BBB” (Good) or below by Standard & Poor’s and 2% were unrated and primarily represented participations in secured bank loans.

We currently hold commercial mortgage backed securities (“CMBS Securities”) within our fixed maturity portfolio.  As of December 31, 2009, we held $63.0 million of CMBS Securities with an amortized cost of $66.8 million.  The majority of these securities were rated “AAA” (Extremely Strong) and the balance were rated “AA” (Very Strong) by Standard & Poor’s as of December 31, 2009.  As of December 31, 2008, we held $67.2 million of CMBS Securities with an amortized cost of $77.9 million.

We currently hold non-agency collateralized residential mortgage obligations (“Non-Agency CMOs”) within our fixed maturity portfolio.  Non-Agency CMOs are not backed by a U.S. government-sponsored enterprise.  As of December 31, 2009, we held $59.3 million of Non-Agency CMOs with an amortized cost of $61.0 million.  As of December 31, 2009, $26.4 million of these securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2008, we held $138.8 million of Non-Agency CMOs with an amortized cost of $151.8 million.

We currently hold fixed maturity investments that are subject to credit enhancements provided by third-party financial guarantors.  As of December 31, 2009, we held $30.5 million of credit enhanced investments with an amortized cost of $32.0 million.   We estimate that these investments held at December 31, 2009 would be rated “BBB-” (Good) or better by Standard & Poor’s excluding the effects of financial guarantee enhancements, if they were rated on that basis.  As of December 31, 2008, we held $35.4 million of credit enhanced investments with an amortized cost of $47.3 million.

We currently hold fixed maturity investments that have exposure to subprime and Alternative A mortgage markets. The following tables outlines our subprime securities and Alternative A securities at December 31, 2009 and 2008:

As of December 31, 2009 ($ in millions)	Amortized Cost	Fair Value	Weighted Average Life in Years
Subprime securities rated “AAA” (Extremely Strong) by Standard & Poor’s	$14.8	$14.5	1.7
Subprime securities rated less than “AAA”	1.8	0.5	5.0

Alternative-A securities rated “AAA”	$5.6	$5.4	3.0
Alternative-A securities rated less than “AAA”	6.1	5.7	1.3

As of December 31, 2008 ($ in millions)	Amortized Cost	Fair Value	Weighted Average Life in Years
Subprime securities rated “AAA”	$8.7	$8.2	0.9

Alternative-A securities rated “AAA”	$15.0	$14.2	2.6
Alternative-A securities rated less than “AAA”	3.3	3.0	1.6

Insurance and Reinsurance Balances Receivable.  We underwrite the majority of our business through independent insurance and reinsurance brokers.  Credit risk exists to the extent that one or more of these brokers are unable to fulfill their contractual obligations to us.  For example, we are frequently required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received them.

Reinsurance Recoverable.  We remain liable to the extent that any third-party reinsurer or other obligor fails to meet its reinsurance obligations and, with respect to certain contracts that carry underlying reinsurance protection, we would be liable in the event that the ceding companies are unable to collect amounts due from underlying third-party reinsurers.

Under our reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We consider reinsurers that are not rated or do not fall within the above rating threshold on a case-by-case basis when the coverage is collateralized up to policy limits, net of any premiums owed. We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

As of December 31, 2009 and 2008, we did not have any material reinsurance recoverables from reinsurers rated less than “A-”, except in those instances where we held adequate collateral.

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

The primary risks we seek to manage through our use of derivative instruments are underwriting risk and foreign exchange risk.  Derivative instruments designed to manage our underwriting risk have included:  (i) the Hurricane Option;  (ii) the ILW Swap; and (iii) the CAT Bond Protection. We entered into these derivative instruments in order to achieve reinsurance-like protection for specific loss events associated with certain lines of our business. We also entered into the Forward Sale Agreements and Share Issuance Agreement in order to manage the risks associated with a significant loss of capital, which could most likely occur as a result of significant underwriting losses. Each of these derivative contracts was closed at December 31, 2009.

Foreign exchange risk, specifically the risk associated with us making claim payments in foreign currencies, is managed through the use of the Foreign Exchange Contracts.

As an extension of our investing activities, our investment managers have entered into the Investment Options and Futures.

As an extension of our underwriting activities, we have participated in the CAT Bond Facility and have entered into the ILW Contract.  These derivative instruments provided reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  Each of these derivative contracts were closed at December 31, 2009.

None of our derivatives is designated as hedging instruments.

Effects of Inflation

Our investment returns may also be impacted by changing rates of inflation and other economic conditions.  In addition, we also take demand surge into account in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for loss and loss adjustment expenses.

Item 8.           Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 86 of this report.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009 and 2008.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Our PEO and PFO have also evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 and 2008.  Based on that evaluation, our PEO and PFO have concluded that our internal controls over financial reporting are effective.  Management’s annual report on internal control over financial reporting is included on page F-43 of this report. The report of independent registered public accounting firm of PricewaterhouseCoopers is included on page F-44 of this report.

There has been no change in our internal controls over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.montpelierre.bm and is included as Exhibit 14 to this report.  The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 11.          Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2010 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 14.   Principal Accounting Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedules

(a)          Documents Filed as Part of the Report

The financial statements and financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 86 of this report.  A listing of exhibits filed as part of the report appear on pages 81 through 84 of this report.

(b)          Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

3.2	Second Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated August 7, 2008).

4.1	Specimen Ordinary Share Certificate. (*)

4.2

Senior Indenture, dated as of July 15, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-106919).

4.3

First Supplemental Indenture to Senior Indenture, dated as of July 30, 2003, between the Company, as Issuer, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-106919).

10.1

Shareholders Agreement, dated as of December 12, 2001, among the Registrant and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

10.2

Service Agreement, dated as of November 20, 2007, between Anthony Taylor and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2007).

10.3	Service Agreement among Thomas G.S. Busher and Montpelier Re Holdings Ltd. dated April 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2008).

10.4

Service Agreement, dated as of January 24, 2002, between Thomas G.S. Busher and MUSL (which was assigned to MUSL by MMSL in January 2009) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

10.5	Service Agreement among Christopher L. Harris and the Company dated March 13, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2008).

10.6	Service Agreement among Michael S. Paquette and the Company dated March 11, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2008).

10.7

Amendment to Service Agreement among Michael S. Paquette and the Company dated February 27, 2009 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.8

Service Agreement, dated as of May 14, 2007, between Stanley J. Kott and Montpelier Re Holdings Ltd., with its subsidiaries and affiliated companies (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form10-Q filed May 6, 2009).

10.9

Service Agreement, dated as of January 24, 2006, between William Pollett and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form10-Q filed May 6, 2009).

10.10

Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

10.11

Letter Agreement, dated as of April 1, 2008, between Kernan V. Oberting and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2008).

10.12

Consulting Agreement, dated as of April 1, 2008, between KVO Capital Management, LLC and Montpelier Re Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 2, 2008).

10.13

Investment Management Agreement, dated as of April 1, 2008 between KVO Capital Management, LLC and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 2, 2008).

10.14

Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and Montpelier Marketing Services (UK) Limited (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

Exhibit
Number	Description of Document

10.15

Compromise Agreement among Nicholas Newman-Young and Montpelier Marketing Services Limited dated April 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2008).

10.16

Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.17	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2005).

10.18	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.19	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.20	Montpelier Re Holdings Ltd. Amended and Restated Directors Share Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated February 28, 2008).

10.21	Montpelier Re Holdings Ltd. Long-Term Incentive Plan as amended May 23, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.22

Form of Performance Share Award under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.23

Form of Performance Share and Restricted Share Unit Award Agreement under Montpelier’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).

10.24

Form of Montpelier Re Holdings Ltd. Long Term Incentive Plan Annual Bonus and Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.25

Form of Annual Restricted Share Unit Award Agreement under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.26

Form of Restricted Share Unit Award Agreement under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February27, 2009).

10.27

Form of Montpelier Re Holdings Ltd. Long Term Incentive Plan Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.28	Montpelier Re Holdings Ltd. 2007 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.29	Montpelier Re Holdings Ltd. 2009 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.30

Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.31

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

10.33

Standing Agreement for Letters of Credit between Montpelier Reinsurance Ltd. and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

Exhibit
Number	Description of Document

10.34

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

10.36

Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.37

Amendment to the Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007).

10.38

Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.39

Amendment to the Forward Sale Agreement, among Montpelier Re Holdings Ltd. and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2007).

10.40

Share Issuance Agreement, among Montpelier Re Holdings Ltd., Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.41

Termination Agreement, among Montpelier Re Holdings Ltd., Credit Suisse Securities (USA) LLC and Credit Suisse International dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2009).

10.42

Credit Agreement dated June 8, 2007 among Montpelier Reinsurance Ltd., Montpelier Re Holdings, Ltd. the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K filed June 13, 2007).

10.43

First Amendment Agreement, dated November 27, 2007 among Montpelier Reinsurance, Montpelier Re Holdings, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.44

Letter of Credit Reimbursement and Pledge Agreement dated June 8, 2007 among Montpelier Reinsurance Ltd., the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.02 to the Company’s Form 8-K filed June 13, 2007).

10.45

First Amendment Agreement to the Credit Agreement dated as of October 31, 2008, which became effective November 10, 2008, among Montpelier Reinsurance Ltd., various financial institutions and Bank of America, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2008).

10.46

Standby Letter of Credit Facility Agreement dated June 21, 2007 among Montpelier Reinsurance Ltd. (as Company), Montpelier Re Holdings Limited (as Parent), Montpelier Capital Limited (as Account Party) and The Royal Bank of Scotland plc (as Mandated Lead Arranger and as Agent and Security Trustee) (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed June 25, 2007).

10.47

Amended and Restated Letter of Credit Facility Agreement dated March 24, 2009 among Montpelier Reinsurance Ltd. (as Company), Montpelier Re Holdings Ltd. (as Parent), Montpelier Capital Limited (as Account Party), The Royal Bank of Scotland plc and ING Bank N.V., London Branch (as an Original Lenders and Mandated Lead Arrangers), and The Royal Bank of Scotland plc (acting as Agent and Security Trustee),(incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 24, 2009).

10.48

Security Agreement dated as of June 21, 2007 between Montpelier Reinsurance Ltd. (the Pledgor) and The Royal Bank of Scotland plc in its capacity as Security Trustee of the Finance Parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed June 25, 2007).

Exhibit
Number	Description of Document

10.49

Control Agreement dated June 21, 2007, among Montpelier Reinsurance Ltd., The Royal Bank of Scotland plc, as Security Trustee for itself and the other lending institutions party to the Standby Letter of Credit Facility Agreement dated as of June 21, 2007, and The Bank of New York, as Custodian (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed June 25, 2007).

10.50

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

10.51	Share Purchase Agreement among WLR Recovery Fund II L.P., WLR Recovery Fund III L.P., Wilbur L. Ross, Jr. and Montpelier Re Holdings Ltd. dated February 26, 2010. (*)

11	Statement Re: Computation of Per Share Earnings (included in Note 1 of the Notes to Consolidated Financial Statements). (*)

12	Statement Re: Computation of Ratios. (*)

14	Code of Ethics. (*)

21	Subsidiaries of the Registrant, filed with this report. (*)

23	Consent of PricewaterhouseCoopers, filed with this report. (*)

24	Power of Attorney (included as part of signatures page). (*)

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

Pursuant to Item 602(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

(c)          Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 86 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.

Date: February 26, 2010	By:	/s/ MICHAEL S. PAQUETTE
Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Thomas G.S. Busher, Christopher L. Harris, Michael S. Paquette, Jonathan B. Kim, and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 26th day of February, 2010.

Signature	Title

/s/ CHRISTOPHER L. HARRIS	President, Chief Executive Officer and Director
Christopher L. Harris	(Principal Executive Officer)

/s/ MICHAEL S. PAQUETTE	Executive Vice President and Chief Financial Officer
Michael S. Paquette	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANTHONY TAYLOR	Chairman
Anthony Taylor

/s/ THOMAS G.S. BUSHER	Deputy Chairman, Executive Vice President,
Thomas G.S. Busher	Chief Operating Officer and Director

/s/ JOHN D. COLLINS
John D. Collins	Director

/s/ MORGAN W. DAVIS
Morgan W. Davis	Director

/s/ CLEMENT S. DWYER JR.
Clement S. Dwyer Jr.	Director

/s/ ALLAN W. FULKERSON
Allan W. Fulkerson	Director

/s/ J. RODERICK HELLER III
J. Roderick Heller III	Director

/s/ WILBUR L. ROSS, JR.
Wilbur L. Ross, Jr.	Director

/s/ JOHN F. SHETTLE, JR.
John F. Shettle, Jr.	Lead Director

/s/ CANDACE L. STRAIGHT
Candace L. Straight	Director

/s/ IAN M. WINCHESTER
Ian M. Winchester	Director

Index to Consolidated Financial Statements and Financial Statement Schedules

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2009	2008
Assets
Fixed maturity investments, at fair value (amortized cost: $2,177.8 and $1,755.8)	$2,207.5	$1,706.6
Equity securities, at fair value (cost: $150.3 and $310.0)	167.2	242.3
Other investments (cost: $95.1 and $156.2)	94.1	148.3
Total investments	2,468.8	2,097.2
Cash and cash equivalents	202.1	260.9
Restricted cash	40.9	7.1
Reinsurance recoverable on unpaid losses	69.6	122.9
Reinsurance recoverable on paid losses	44.5	36.4
Premiums receivable	161.5	168.5
Unearned premium ceded	14.7	20.8
Deferred acquisition costs	38.2	28.4
Accrued investment income	14.9	14.0
Unsettled sales of investments	1.5	1.4
Other assets	45.6	40.0
Total Assets	$3,102.3	$2,797.6
Liabilities
Loss and loss adjustment expense reserves	$680.8	$808.9
Debt	331.7	352.5
Unearned premium	215.4	185.2
Insurance and reinsurance balances payable	35.2	43.8
Unsettled purchases of investments	8.6	3.1
Accounts payable, accrued expenses and other liabilities (See Note 15)	102.1	46.5
Total Liabilities	1,373.8	1,440.0

Commitments and contingent liabilities (see Note 16)	—	—

Common Shareholders’ Equity
Common Shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued 82,027,493 and 93,368,434 shares	0.1	0.2
Additional paid-in capital	1,541.2	1,599.0
Treasury shares at cost: 2,028,698 and 1,541,730 shares	(32.3)	(23.8)
Retained earnings (deficit)	222.4	(214.6)
Accumulated other comprehensive loss	(2.9)	(3.2)
Total Common Shareholders’ Equity	1,728.5	1,357.6
Total Liabilities and Common Shareholders’ Equity	$3,102.3	$2,797.6

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of U.S. dollars, except per share and per warrant amounts)	2009	2008	2007
Revenues
Gross premiums written	$634.9	$620.1	$653.8
Reinsurance premiums ceded	(32.7)	(78.9)	(104.8)
Net premiums written	602.2	541.2	549.0
Change in net unearned premiums	(29.0)	(12.7)	8.2
Net premiums earned	573.2	528.5	557.2
Net investment income	81.0	86.4	132.5
Net realized and unrealized investment gains (losses)	181.8	(244.9)	26.5
Net foreign exchange gains (losses)	(2.5)	7.6	6.1
Net income (expense) from derivative instruments	7.3	(14.3)	(0.3)
Gain on early extinguishment of debt	5.9	—	—
Other revenue	0.5	1.0	2.0
Total revenues	847.2	364.3	724.0
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	138.7	295.1	177.5
Acquisition costs	80.5	83.9	78.3
General and administrative expenses	137.1	102.0	85.9
Non-underwriting expenses:
Interest and other financing expenses	26.3	26.8	34.5
Total expenses	382.6	507.8	376.2
Income (loss) before income taxes and extraordinary item	464.6	(143.5)	347.8
Income tax provision	(1.1)	(1.1)	(0.1)
Net income (loss) before extraordinary item	463.5	(144.6)	347.7
Excess of fair value of acquired net assets over cost - Blue Ocean	—	1.0	—
Net income (loss)	463.5	(143.6)	347.7
Net income attributable to noncontrolling interest in Blue Ocean	—	(1.9)	(31.9)
Net income (loss) attributable to the Company	463.5	(145.5)	315.8
Change in foreign currency translation	0.8	(6.3)	(0.2)
Change in fair value of Symetra	(0.5)	0.9	(1.6)
Comprehensive income (loss)	$463.8	$(150.9)	$314.0
Basic and diluted earnings per share	$5.36	$(1.69)	$3.29
Dividends declared per share	$0.315	$0.300	$0.300
Dividends declared per warrant	—	—	0.075

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total
	common	Common	Additional	Treasury	Retained	Accum. other	Noncontrolling
	shareholders’	shares	paid-in	shares	earnings	comprehensive	interest in
(In millions of U.S. dollars)	equity	at par	capital	at cost	(deficit)	income (loss)	Blue Ocean

Balances at January 1, 2007	$1,731.3	$0.2	$1,819.2	$—	$(376.0)	$49.5	$238.4

Net income	347.7	—	—	—	315.8	—	31.9
Other comprehensive loss	(1.8)	—	—	—	—	(1.8)	—
Repurchases of Common Shares and warrants	(128.7)	—	(128.7)	—	—	—	—
Distributions to and repurchases from Blue Ocean’s noncontrolling shareholders	(181.6)	—	—	—	—	—	(181.6)
Cumulative effect of adopting accounting guidance regarding fair value measurements	—	—	—	—	45.5	(45.5)	—
Director Share Plan amendment	(0.5)	—	(0.5)	—	—	—	—
Amendment of forward sale agreement	(3.9)	—	(3.9)	—	—	—	—
Expense recognized for RSUs and DSUs	8.2	—	8.2	—	—	—	—
Dividends declared on Common Shares	(28.4)	—	—	—	(28.4)	—	—
Dividends declared on warrants	(0.5)	—	—	—	(0.5)	—	—

Balances at December 31, 2007	$1,741.8	$0.2	$1,694.3	$—	$(43.6)	$2.2	$88.7

Net loss	(143.6)	—	—	—	(145.5)	—	1.9
Other comprehensive loss	(5.4)	—	—	—	—	(5.4)	—
Issuances of Common Shares from treasury	—	—	(4.9)	4.9	—	—	—
Repurchases of Common Shares	(125.7)	—	(97.0)	(28.7)	—	—	—
Distributions to and repurchases from Blue Ocean’s noncontrolling shareholders	(90.6)	—	—	—	—	—	(90.6)
Expense recognized for RSUs	8.3	—	8.3	—	—	—	—
RSUs withheld for income taxes	(1.7)	—	(1.7)	—	—	—	—
Dividends declared on Common Shares	(25.5)	—	—	—	(25.5)	—	—

Balances at December 31, 2008	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)	$—

Net income	463.5	—	—	—	463.5	—	—
Other comprehensive income	0.3	—	—	—	—	0.3	—
Issuances of Common Shares from treasury	0.4	—	(10.2)	10.6	—	—	—
Repurchases of Common Shares	(112.6)	—	(93.5)	(19.1)	—	—	—
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	(0.1)	32.1	—	—	—	—
Expense recognized for RSUs	14.8	—	14.8	—	—	—	—
RSUs withheld for income taxes	(1.0)	—	(1.0)	—	—	—	—
Dividends declared on Common Shares	(26.5)	—	—	—	(26.5)	—	—

Balances at December 31, 2009	$1,728.5	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)	$—

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of U.S. dollars)	2009	2008	2007
Cash flows from operations:
Net income (loss)	$463.5	$(143.6)	$347.7
Charges (credits) to reconcile net income (loss) to net cash from operations:
Excess of fair value of acquired net assets over cost - Blue Ocean	—	(1.0)	—
Gain on early extinguishment of debt	(5.9)	—	—
Net realized and unrealized investment (gains) losses	(181.8)	244.9	(26.5)
Net realized and unrealized (gains) losses on investment-related derivative instruments	(8.1)	1.8	—
Net amortization (accretion) and depreciation of assets and liabilities	10.3	(0.1)	(7.0)
Expense recognized for RSUs and DSUs	14.8	8.3	8.2
Net change in:
Loss and loss adjustment expense reserves, net of amounts acquired	(130.1)	(39.9)	(248.7)
Reinsurance recoverable on paid and unpaid losses, net of amounts acquired	47.9	4.6	56.0
Unearned premium	19.1	13.4	(31.8)
Insurance and reinsurance balances payable	(8.2)	4.0	(36.5)
Unearned premium ceded	7.1	(0.4)	23.4
Deferred acquisition costs	(7.7)	(3.7)	2.6
Premiums receivable	8.3	(19.0)	11.2
Accounts payable, accrued expenses and other liabilities	8.3	(4.1)	4.7
Other	(4.4)	8.1	(3.2)
Net cash provided from operations	233.1	73.3	100.1
Cash flows from investing activities:
Purchases of fixed maturity investments	(2,347.9)	(1,773.8)	(1,399.7)
Purchases of equity securities	(311.8)	(474.3)	(72.5)
Purchases of other investments	(95.7)	(150.9)	(53.4)
Sales, maturities, calls and pay downs of fixed maturity investments	1,954.3	2,075.4	1,851.0
Sales and redemptions of equity securities	485.8	350.4	66.5
Sales and redemptions of other investments	166.5	20.0	—
Settlements of investment-related derivative instruments	9.5	(1.8)	—
Purchase of MUSIC, net of cash acquired	—	—	(6.7)
Net disposition of securities lending collateral	—	192.4	122.3
Net change in restricted cash	(33.8)	27.2	—
Acquisitions of capitalized assets	(2.5)	(14.9)	(6.9)
Net cash (used for) provided from investing activities	(175.6)	249.7	500.6
Cash flows from financing activities:
Repurchases and scheduled repayments of debt	(15.1)	(75.0)	—
Repurchases of Common Shares and warrants	(112.6)	(129.8)	(124.7)
Settlement of Forward Sale Agreements	32.0	—	—
Amendment of Forward Sale Agreement	—	—	(3.9)
Dividends paid on Common Shares and warrants	(26.2)	(28.4)	(29.9)
Purchase of noncontrolling interest in Blue Ocean	—	(30.5)	—
Distributions to and repurchases from Blue Ocean’s noncontrolling common shareholders	—	(38.1)	(135.2)
Dividends to and repurchases from Blue Ocean’s noncontrolling preferred shareholders	—	(21.0)	(46.4)
Change in securities lending payable	—	(193.4)	(122.3)
Net cash used for financing activities	(121.9)	(516.2)	(462.4)
Effect of exchange rate fluctuations on cash and cash equivalents	5.6	0.9	1.8
Net (decrease) increase in cash and cash equivalents during the year	(58.8)	(192.3)	140.1
Cash and cash equivalents - beginning of year	260.9	453.2	313.1
Cash and cash equivalents - end of year	$202.1	$260.9	$453.2

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States (“U.S.”) Dollars,

except per share amounts or as otherwise described)

NOTE 1.             Summary of Significant Accounting Policies

Basis of presentation

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as an exempted Bermuda limited liability company under the laws of Bermuda on November 14, 2001.  The Company, through its subsidiaries in Bermuda, the United States (the “U.S.”), the United Kingdom (the “U.K.”) and Switzerland (collectively “Montpelier”), provides customized and innovative insurance and reinsurance solutions to the global market.  The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road Pembroke, Bermuda HM 08.

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC.  Prior to its liquidation and dissolution in 2009, Blue Ocean constituted a fourth reportable segment.  Each segment is a separate underwriting platform through which the Company writes insurance and reinsurance business. The segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for the three years ended December 31, 2009 is presented in Note 13. The activities of the Company and certain of its intermediate holding and service companies, collectively referred to as “Corporate and Other,” are also presented.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities are as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the collective assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Marketing Services Limited (“MMSL”).

Montpelier Re, the Company’s principal wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer.  Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by utilizing proprietary risk pricing and capital allocation models and catastrophe modeling tools.

MMSL, the Company’s wholly-owned U.K. subsidiary based in London, provides marketing services to Montpelier Re.

Montpelier Syndicate 5151

The Montpelier Syndicate 5151 segment consists of the collective assets and operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited  (“MCL”),  Montpelier Underwriting Agencies Limited (“MUAL”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”), Montpelier Europa AG (“MEAG”) and Paladin Underwriting Agency Limited (“PUAL”).

Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007. Syndicate 5151 underwrites primarily short-tail lines, mainly property insurance and reinsurance, engineering, marine hull, cargo and specie and a limited amount of specialty casualty classes sourced from the London, U.S. and European markets.

MCL, the Company’s wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s sole corporate member.

MUAL, the Company’s wholly-owned Lloyd’s Managing Agent based in London, has managed Syndicate 5151 since January 1, 2009. Through December 31, 2008, Syndicate 5151 was managed by Spectrum Syndicate Management Limited (“Spectrum”), a third-party Lloyd’s Managing Agent, also based in London.

MUSL, the Company’s wholly-owned subsidiary based in London, provides support services to Syndicate 5151 and MUAL.

MUI,  MEAG and PUAL serve as the Company’s wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151. MUI, the Company’s wholly-owned U.S. subsidiary based in Hartford, Connecticut, underwrites insurance and reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries with a focus on treaty business.  MEAG, the Company’s wholly-owned Swiss subsidiary based in Zug, Switzerland, focuses on insurance and reinsurance markets in Continental Europe and the Middle East on behalf of Syndicate 5151 and  Montpelier Re.  PUAL, the Company’s newly formed, wholly-owned U.K. subsidiary based in London, underwrites business on behalf of both Syndicate 5151 and third parties, with a focus on specialist contractors, recycling and crime classes of business.  PUAL wrote no business that incepted during the periods presented herein.

MUSIC

The MUSIC segment consists solely of the assets and operations of Montpelier U.S. Insurance Company (“MUSIC”), the Company’s wholly-owned U.S. subsidiary based in Scottsdale, Arizona.

MUSIC, formerly known as General Agents Insurance Company of America, Inc., is an Oklahoma domiciled stock property and casualty insurance corporation that we acquired from GAINSCO, Inc. (“GAINSCO”) in November  2007.  MUSIC is a domestic surplus lines insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 47 additional states and the District of Columbia.  At the time of acquisition, MUSIC had no employees or in force premium. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

Blue Ocean

The Blue Ocean segment consisted of the collective assets and operations of Blue Ocean Re Holdings Ltd. (“Blue Ocean”) and Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).

Blue Ocean, formerly the Company’s wholly-owned Bermuda subsidiary based in Pembroke, Bermuda, was liquidated and dissolved in December 2009.  Blue Ocean served as the holding company for Blue Ocean Re which was also based in Pembroke, Bermuda. Blue Ocean Re had, in the past, provided property catastrophe retrocessional reinsurance and was formerly registered as a Bermuda Class 3 insurer. Blue Ocean Re was deregistered as a Bermuda insurer in 2008 and was subsequently amalgamated into Blue Ocean.

The Company acquired all the outstanding share capital of Blue Ocean  in June 2008 (the “Blue Ocean Transaction”).  Prior to the Blue Ocean Transaction, the Company owned 42.2% of Blue Ocean’s outstanding common shares. Prior to Blue Ocean’s repurchase of all its outstanding preferred shares in January 2008, the Company owned 33.6% of such preferred shares.

Prior to Blue Ocean becoming a wholly-owned subsidiary it was consolidated into the Company’s financial statements.

Corporate and Other

The Company’s Corporate and Other activities consist of the assets and operations of the Company and certain of its intermediate holding and service companies, including Montpelier Technical Resources Ltd. (“MTR”) and Montpelier Agency Ltd. (“MAL”).

MTR, the Company’s wholly-owned U.S. subsidiary with its main offices in Woburn, Massachusetts and Hanover, New Hampshire, provides accounting, finance, risk management, information technology, internal audit, human resources and advisory services to many of the Company’s subsidiaries.

MAL, the Company’s wholly-owned Bermuda subsidiary based in Pembroke, Bermuda, provided Blue Ocean Re with underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting services.  MAL has conducted no significant operations subsequent to the Blue Ocean Transaction.

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

Premiums and related costs

Reinsurance contracts can be written on a risks-attaching or losses-occurring basis. Under risks-attaching reinsurance contracts, all claims from cedants’ underlying policies incepting during the contract period are covered, even if they occur after the expiration date of the reinsurance contract. In contrast, losses-occurring reinsurance contracts cover all claims occurring during the period of the contract, regardless of the inception dates of the underlying policies. Any claims occurring after the expiration of the losses-occurring contract are not covered.

Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy or contract.  For direct insurance, and facultative and losses-occurring contracts, the earnings period is the same as the reinsurance contract. For risks-attaching contracts, the earnings period is based on the terms of the underlying insurance policies.

For contracts that have a risk period of three years or less, the premiums are earned ratably over the term. For the relatively few contracts with risk periods greater than three years, premiums are earned in accordance with predetermined schedules that reflect the level of risk associated with each period in the contract term. These schedules are reviewed periodically and are adjusted as deemed necessary.

For the majority of Montpelier’s excess-of-loss contracts, written premium is based on the deposit or minimum premium as defined in the contract. Subsequent adjustments, based on reports of actual premium or revisions in estimates by ceding companies, are recorded in the period in which they are determined.  For Montpelier’s pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or contracts in force.

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of December 31, 2009 and 2008, Montpelier’s provision for doubtful accounts was $2.3 million and $0.8 million, respectively.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of ceding commissions, brokerage, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE, and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  During the years ended December 31, 2009, 2008 and 2007, Montpelier recorded increases (reductions) in its premium deficiency of $(0.7) million $0.1 and $0.9 million, respectively, related to the operations of Syndicate 5151.

Included in acquisition costs are profit commissions incurred. Accrued profit commissions are included in insurance and reinsurance balances payable.

Loss and LAE reserves

Montpelier maintains reserves for losses and LAE to cover the estimated liability for both reported and unreported claims. A significant portion of Montpelier’s current business is in the Property Catastrophe - Treaty class of business and other classes with high attachment points of coverage. As a result, reserving for losses relating to such programs can be imprecise. Montpelier’s exposures are also highly leveraged, meaning that the proportional impact of any change in the estimate of total loss incurred by the cedent is magnified in the layers at which Montpelier’s coverage attaches.  Additionally, the high-severity, low-frequency nature of the exposures limits the volume of claims experience available from which to reliably predict ultimate losses following a loss event, and renders certain traditional loss estimation techniques inapplicable.

Loss and loss adjustment expense reserves for all classes of business include components for reported claims (“case reserves”) and losses incurred but not reported (“IBNR”). Case reserve estimates are initially set on the basis of loss reports received from third parties. Estimated IBNR reserves consist of a provision for additional development in excess of the case reserves reported by ceding companies as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. IBNR reserves are estimated by management using various actuarial methods as well as a combination of Montpelier’s own loss experience, historical insurance industry loss experience and management’s professional judgment. Montpelier’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis and its loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

The uncertainties inherent in the reserving process, reliance and delays in ceding companies reporting losses, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and loss adjustment expense reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Ceded reinsurance

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures. The amount of ceded reinsurance that Montpelier buys varies from year-to-year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Reinsurance premiums ceded are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written. Certain of Montpelier’s assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to Montpelier’s benefit. These reinsurance premiums are reported as a reduction in gross premiums written.

The cost of reinsurance purchased varies based on a number of factors. The initial premium associated with excess-of-loss reinsurance is generally based on the underlying premiums assumed by Montpelier. As these reinsurance contracts are typically purchased prior to the time the assumed risks are written, ceded premium recorded in the period of inception reflects an estimate of the amount that Montpelier will ultimately pay. In the majority of cases, the premium initially recorded is subsequently adjusted to reflect premium actually assumed by Montpelier during the contract period. These adjustments are recorded in the period that they are determined, and to date they have not been significant. In addition, losses which pierce excess-of-loss reinsurance cover may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

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

Investments and cash

During 2007 the Company adopted accounting guidance issued by the FASB addressing fair value measurements. As a result of this adoption, all of Montpelier’s fixed maturity investments and equity securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities reported within net realized and unrealized gains (losses) in the Company’s statement of operations. Prior to the adoption of this accounting guidance, a significant portion of Montpelier’s fixed maturity investments and equity securities were carried at fair value and classified as available-for-sale, with the net unrealized appreciation or depreciation on such securities reported as a separate component of shareholders’ equity and changes therein reported as a component of other comprehensive income.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees. During 2009, Montpelier incurred performance fees related to investments and investment-related derivative instruments of $8.3 million and $1.4 million, respectively. See Note 15. No performance fees were incurred during 2008 or 2007.

Other investments are carried at either fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 5 and 7.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $40.9 million at December 31, 2009 consisted of $39.4 million of collateral supporting open short sale investment and derivative positions and $1.5 million of overseas deposit accounts held at Lloyd’s. Restricted cash of $7.1 million at December 31, 2008 consisted of $6.8 million of collateral supporting open short sale investment positions and $0.3 million of overseas deposit accounts held at Lloyd’s.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

In August 2008 Montpelier terminated its securities lending program resulting in a realized loss of $1.0 million.  See Note 5.  Prior to the termination, Montpelier lent certain of its fixed maturity investments to other institutions for short periods of time through a lending agent and received a fee from the borrower for the temporary use of the securities.

Common shares held in treasury

In May  2008 shareholders approved the adoption of the Company’s Second Amended and Restated Bye-laws (the “Amended Bye-laws”). The Amended Bye-laws incorporated various provisions of The Bermuda Companies Amendment Act of 2006 which, among other things, enabled the Company to hold its common shares (“Common Shares”) in treasury.

The Company’s treasury shares are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of December 31, 2009 and 2008, the Company had inception-to-date gains from issuances of its treasury shares of $2.9 million and $1.2 million, respectively, which has been recorded as additional paid-in capital. See Note 9.

Funds withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At December 31, 2009 and 2008, funds withheld balances of $4.0 and $2.5 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Earnings per share

In calculating earnings per share, the Company’s outstanding  Restricted Share Units (“RSUs”) and Director Share Unit (“DSUs”) are considered to be participating securities.  See Note 10.

For purposes of determining earnings per share, the Company’s earnings per share numerators are reduced by net income attributable to noncontrolling interests, the portion of current earnings allocated to participating securities and dividends declared on any outstanding warrants to acquire Common Shares.

The Company’s per share denominator is based on the average number of Common Shares outstanding, less average Common Shares issued under the Share Issuance Agreement, plus average vested participating securities.

The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Earnings per share numerators:
Net income (loss) attributable to the Company before extraordinary item	$463.5	$(146.5)	$315.8
Excess of fair value of acquired net assets over cost - Blue Ocean	—	1.0	—
Net income (loss) attributable to the Company	$463.5	$(145.5)	$315.8
Less: net earnings allocated to participating securities	(8.6)	—	(2.7)
Less: dividends declared on outstanding warrants	—	—	(0.5)
Net income (loss) attributable to common shareholders	$454.9	$(145.5)	$312.6
Earnings per share denominator (Millions of Common Shares):
Average Common Shares outstanding	86.2	93.6	105.3
Less: average Common Shares under the Share Issuance Agreement	(1.3)	(7.9)	(10.5)
Average vested participating securities	—	0.4	0.1
Earnings per share denominator	84.9	86.1	94.9
Per share data:
Net income (loss) attributable to the Company before extraordinary item	$5.36	$(1.70)	$3.29
Excess of fair value of acquired net assets over cost - Blue Ocean	—	.01	—
Basic and diluted earnings per share	$5.36	$(1.69)	$3.29

In December 2008 the Company amended certain outstanding RSU awards to accelerate the distribution of the underlying Common Shares to coincide more closely to their vesting date. See Note 10. As a result of this amendment, beginning in 2009, the Company no longer has any vested participating securities outstanding at any given time.

Noncontrolling interest

Prior to Blue Ocean becoming a wholly-owned subsidiary of the Company in 2008, the portion of Blue Ocean’s equity not owned by the Company was considered to be owned by Blue Ocean’s noncontrolling shareholders. See Note 8.

Foreign currency exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, PUAL, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all other operations. The assets and liabilities of these foreign operations are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations into U.S. dollars are reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Closing Rate December 31, 2007	Closing Rate December 31, 2008	Closing Rate December 31, 2009
British pound (GBP)	1.9843	1.4592	1.5948
Swiss franc (CHF)	0.8827	0.9357	0.9647

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

Changes in accounting principles and recent accounting pronouncements

In March 2008 the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance was effective for fiscal years beginning after November 15, 2008. The new guidance amended and enhanced the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (i) how and why the entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance had no impact on the presentation of the Company’s operations or financial condition and did not significantly impact the Company’s disclosures regarding derivative instruments.

In June 2008 the FASB issued new accounting guidance on instruments granted in share-based payment transactions. This new guidance was effective for fiscal years beginning after December 15, 2008, and addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. The requirements of this new guidance did not impact the Company’s determination of earnings per share.

In October 2008 the FASB issued new accounting guidance on determining the fair value of a financial asset when the market for that asset is not active. This new guidance did not materially impact the presentation of the Company’s operations or financial condition.

In the first quarter of 2009 the Company adopted new accounting guidance for noncontrolling interests. As a result of this adoption, income attributable to noncontrolling interests, formerly referred to as “minority interest,” is now included in “net income before extraordinary item”, with “net income attributable to the Company,” presented as a separate line on the Company’s consolidated statements of operations. Prior to this adoption, minority interest represented an expense that served to reduce net income.  For the year ended December 31, 2009, the Company did not have any net income attributable to noncontrolling interests. For the years ended December 31, 2008 and 2007, the Company had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million and $31.9 million, respectively. The new guidance also requires noncontrolling interests to be presented as a component of shareholders’ equity on the balance sheet, shown separately from the equity attributable to the Company’s shareholders.  Prior to this adoption, the Company’s minority interest was presented separately from its liabilities and shareholders’ equity. The Company did not have any equity in noncontrolling interests as of December 31, 2009 and 2008.

In April 2009 the FASB issued new accounting guidance that outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active. Factors indicating inactivity in a market include: few recent transactions; price quotations that are not based on current information or which vary substantially over time or among market makers; a significant increase in implied liquidity risk premiums, yields or performance indicators; a wide bid-ask spread; and a significant decline or absence of a market for new issuances or limited information released publicly. In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, the new guidance requires analysis of the transactions or quoted prices and, where appropriate, adjustment to estimate fair value. In addition, the new guidance expands interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. The Company adopted this new guidance during the second quarter of  2009. This adoption did not have a material impact on the presentation of the Company’s operations or financial position.

In April 2009 the FASB issued new accounting guidance requiring disclosures about the fair value of certain financial instruments for interim reporting periods. The Company adopted this guidance during the second quarter of  2009.

In May 2009 the FASB issued new accounting guidance requiring companies to evaluate events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. This guidance did not materially change the manner in which the Company reports subsequent events, either through recognition or disclosure. The Company adopted this guidance during the second quarter of  2009.

In June 2009 the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification was effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification was not designed to change U.S. GAAP other than by resolving certain minor inconsistencies that previously existed. Rather it is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.

In June 2009 the FASB issued new accounting guidance which will change the way entities account for securitizations and special-purpose entities. The new guidance will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance will also change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance will impact the balance sheets of certain financial institutions beginning in 2010, and is not expected to have a material impact on the presentation of the Company’s operations or financial condition.

In September 2009 the FASB issued new accounting guidance on using net asset values per share provided by investees to estimate the fair value of alternative investments. The guidance permits an entity to use net asset value as a practical expedient on an investment-by-investment basis and also requires disclosure about the attributes of such  investments. This guidance, which the Company adopted during the fourth quarter of 2009, did not have a material impact on the presentation of the Company’s operations or financial position. The Company’s enhanced disclosure resulting from this new accounting guidance is incorporated in Note 5.

In January 2010 the FASB issued new accounting guidance intended to improve disclosures about fair value measurements. As discussed in Note 5, U.S. GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The newly issued accounting guidance adds requirements for disclosures about transfers into and out of these levels, as well as for separate disclosures about purchases, sales, issuances and settlements relating to one of these levels. As this guidance relates exclusively to financial statement disclosure, it will not have an impact on the presentation of the Company’s operations or financial position.

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

In connection with the MUSIC Acquisition, Montpelier recorded a $4.8 million intangible asset representing the fair value of MUSIC’s excess and surplus lines authorizations acquired.  This intangible asset is considered by Montpelier to have an indefinite useful life.  As such, the intangible asset will not be amortized but will be tested no less than annually for impairment.  If the carrying amount of the intangible asset is greater than the fair values established during impairment testing, the carrying value will be immediately written-down to the fair value with a corresponding impairment loss recognized in the Company’s consolidated statement of operations.  Through December 31, 2009, the Company has not recognized any impairment to this intangible asset.

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

As of December 31, 2009, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $6.1 million (the “Acquired Reserves”). In support of the Acquired Reserves, at December 31, 2009, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $6.1 million. In addition, the Company has the benefit of a full indemnity from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

NOTE 3.             Unpaid Loss and LAE Reserves

The following table summarizes Montpelier’s unpaid loss and LAE reserve activities for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Gross loss and LAE reserves - beginning	$808.9	$860.7	$1,089.2
Reinsurance recoverable on unpaid losses - beginning	(122.9)	(152.5)	(197.3)
Net loss and LAE reserves - beginning	686.0	708.2	891.9

Losses and LAE incurred relating to:
Current year losses	214.4	399.2	213.9
Prior year losses	(75.7)	(104.1)	(36.4)
Total incurred losses and LAE	138.7	295.1	177.5

Net impact of foreign currency movements	(0.5)	0.6	—

Loss and LAE paid:
Current year losses	(30.1)	(125.4)	(26.0)
Prior year losses	(182.9)	(192.5)	(335.2)
Total loss and LAE paid	(213.0)	(317.9)	(361.2)

Net loss and LAE reserves - ending	611.2	686.0	708.2
Reinsurance recoverable on unpaid losses - ending	69.6	122.9	152.5
Gross loss and LAE reserves - ending	$680.8	$808.9	$860.7

Loss and LAE development — 2009

During the year ended December 31, 2009, Montpelier experienced $75.7 million in net favorable development on prior year loss and LAE reserves relating to the following loss events:

•      2005 Hurricanes Katrina, Rita and Wilma ($10.9 million decrease),

•      2008 Hurricane Ike ($6.4 million decrease),

•      2005 explosion ($4.5 million subrogation recovery),

•      2007 California wildfires ($4.0 million decrease),

•      2007 mining accident (claim settlement resulting in a $3.8 million decrease),

•      2007 European windstorm Kyrill and U.K. floods (decreases of $2.4 million each).

The remaining favorable development on prior year loss and LAE reserves related to smaller adjustments made across multiple lines of business.

Loss and LAE development — 2008

During the year ended December 31, 2008, Montpelier experienced $104.1 million in net favorable development on prior year loss and LAE reserves relating to the following loss events:

•      2005 Hurricanes Katrina, Rita and Wilma ($16.8 million decrease),

•      2007 U.K. floods ($14.2 million decrease),

•      2007 European windstorm Kyrill ($6.2 million decrease),

•      2005 train crash ($8.0 million subrogation recovery),

•      2007 Australia floods ($2.4 million decrease),

•      2007 California wildfires ($2.2 million decrease),

•      2004 hurricanes ($1.6 million decrease),

•      2007 Cyclone Gonu ($1.4 million decrease),

•      Several large individual risk losses ($26.1 million decrease),

•      Reductions in medical malpractice reserves made in response to cedant-specific reported loss information received in subsequent years ($9.8 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to smaller adjustments made across multiple lines of business.

Loss and LAE development — 2007

During the year ended December 31, 2007, Montpelier experienced $36.4 million in net favorable development on prior year loss and LAE reserves. This decrease was primarily the result of IBNR releases across multiple lines of business.

Montpelier’s reserving process is highly dependent on the loss information received from its cedants. With respect to the prior year loss development reported during 2009, 2008 and 2007, the information and experience obtained subsequent to the last reporting date incorporated changes in loss amounts reported by ceding companies, as well as reductions in IBNR recorded as a result of loss advices and other information and events.

The following table outlines Montpelier’s composition of its gross and net ending loss and LAE reserves as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Component of ending gross loss and LAE reserves:
IBNR reserves	$450.0	$429.8
Case reserves	230.8	379.1
Gross Loss and LAE reserves	$680.8	$808.9

Component of ending net loss and LAE reserves:
IBNR reserves	$411.6	$370.5
Case reserves	199.6	315.5
Net Loss and LAE reserves	$611.2	$686.0

NOTE 4.             Ceded Reinsurance With Third Parties

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures.  The amount of ceded reinsurance that Montpelier buys varies from year-to-year depending on its risk appetite, availability and cost.  All of Montpelier’s reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet paid. The majority of Montpelier’s reinsurance contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of its business. Montpelier also purchases industry loss warranty policies which provide coverage for certain losses incurred, provided they are triggered by events exceeding a specified industry loss size as well as Montpelier’s own incurred loss. For non-Industry Loss Warranty excess-of-loss reinsurance contracts, the attachment point and exhaustion of these contracts are based solely on the amount of Montpelier’s actual losses incurred from an event or events.

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

The effects of reinsurance on Montpelier’s written and earned premiums and on losses and LAE were as follows:

	Year Ended December 31,
	2009	2008	2007
Premiums written:
Direct	$74.3	$51.7	$42.3
Assumed	560.6	568.4	611.5
Ceded	(32.7)	(78.9)	(104.8)
Net premiums written	$602.2	$541.2	$549.0
Premiums earned:
Direct	$56.3	$43.9	$48.4
Assumed	557.2	563.1	636.9
Ceded	(40.3)	(78.5)	(128.1)
Net premiums earned	$573.2	$528.5	$557.2
Loss and LAE:
Direct	$24.9	$28.7	$(1.2)
Assumed	85.7	295.7	185.6
Ceded	28.1	(29.3)	(6.9)
Net loss and LAE	$138.7	$295.1	$177.5

Under Montpelier’s reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within the above threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed.  Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

Montpelier records provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Montpelier does not believe that there are any amounts uncollectible from its reinsurers at this time.

Certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for foregone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at December 31, 2009 and 2008, are as follows:

	December 31, 2009		December 31, 2008
Rating	Amount	% of Total	Amount	% of Total
A++	$—	—%	$29.3	81%
A+	42.7	96	0.5	1
A	1.7	4	0.8	2
A-	0.1	—	5.8	16
Total reinsurance recoverable on paid losses	$44.5	100%	$36.4	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at December 31, 2009 and 2008, are as follows:

	December 31, 2009		December 31, 2008
Rating	Amount	% of Total	Amount	% of Total
A++	$0.4	1%	$27.9	23%
A+	27.7	40	17.9	15
A	30.1	43	38.6	31
A-	2.3	3	8.1	7
Unrated by A.M. Best	3.0	4	21.6	17
Recoverable under MUSIC guarantee (See Note 2)	6.1	9	8.8	7
Total reinsurance recoverable on unpaid losses	$69.6	100%	$122.9	100%

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings generally involve insurance or reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with Montpelier’s net loss and LAE reserves.

On October 17, 2007, following the failure of contractually-mandated mediation, Montpelier Re received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”).  The notice involves two contracts pursuant to which Montpelier Re purchased reinsurance protection from MPCL (the “Disputed Contracts”).  MPCL seeks in the arbitration to rescind, in whole or in part, the Disputed Contracts, and seeks further relief, including but not limited to attorney fees and interest.

The hearings in the arbitration were concluded in February of 2010 and we are currently awaiting the decision of the arbitrators.

The Company continues to believe that MPCL’s case is without merit and that the Disputed Contracts are fully enforceable. In addition, Montpelier Re has sought relief from MPCL for attorney fees and interest costs.

In the event that MPCL is awarded full rescission of the Disputed Contracts, in addition to any relief that Montpelier Re could be ordered to provide MPCL, Montpelier Re would be required to: (i) assume the unpaid ceded losses expected to be incurred under the Disputed Contracts which, net of reinsurance premiums earned and accrued, total $47.5 million; and (ii) assume (and repay to MPCL) the paid ceded losses incurred under the Disputed Contracts which, net of deposit, reinstatement and additional premiums, total $26.3 million.

NOTE 5.    Investments

Fixed maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	December 31, 2009		December 31, 2008
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$651.7	$653.6	$445.5	$442.9
Corporate debt securities	537.1	571.7	484.1	460.5
Debt securities issued by the U.S. Treasury and its agencies	461.4	461.0	343.8	345.5
U.S. government-sponsored enterprise securities	336.1	335.2	206.5	209.2
Commercial mortgage-backed securities	66.8	63.0	77.9	67.2
Debt securities issued by states of the U.S. and political subdivisions	24.0	24.6	90.1	92.2
Other debt obligations	100.7	98.4	107.9	89.1
Total fixed maturity investments	$2,177.8	$2,207.5	$1,755.8	$1,706.6

Equity securities:
Energy	$35.2	$44.3	$44.6	$32.3
Financial	33.9	38.1	56.8	46.4
Technology	23.2	26.9	31.7	25.2
Consumer goods	15.9	18.0	72.1	54.1
Materials	15.9	16.1	37.8	26.5
Other	26.2	23.8	67.0	57.8
Total equity securities	$150.3	$167.2	$310.0	$242.3

As of December 31, 2009, 86% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 13% were rated “BBB” (Good) or below by Standard & Poor’s and 1% were unrated and primarily represented participations in secured bank loans.

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities of $38.6 million and $5.9 million at December 31, 2009 and 2008, respectively, with associated net unrealized gains (losses) of $(0.5) million and $0.9 million, respectively.

The contractual maturity of Montpelier’s fixed maturity investments at December 31, 2009 and 2008 is presented below:

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity investments:
Due in one year or less	$244.4	$248.3	$386.4	$387.1
Due after one year through five years	828.6	842.6	503.4	491.9
Due after five years through ten years	244.2	253.4	152.1	147.2
Due after ten years	41.5	48.2	82.6	81.2
Mortgage-backed and asset-backed securities	819.2	815.0	631.3	599.2
Total fixed maturity investments	$2,177.8	$2,207.5	$1,755.8	$1,706.6

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

	December 31, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and other	$33.9	$33.9	$46.4	$46.3

Other investments carried at fair value:
CAT Bonds	$10.0	$10.0	$66.3	$60.9
Limited partnership interests	27.9	26.5	23.2	17.1
Symetra common shares	20.0	22.6	20.0	23.2
Derivative instruments	3.3	1.1	0.3	0.8
Total other investments carried at fair value	$61.2	$60.2	$109.8	$102.0

Other investments	$95.1	$94.1	$156.2	$148.3

Montpelier’s limited partnership and private investment fund income and the net appreciation or depreciation on CAT Bonds is reported as net realized and unrealized gains (losses) in the Company’s consolidated statements of operations. The net appreciation or depreciation on Montpelier’s derivative instruments is reported as net revenue (expense) from derivative instruments.

Montpelier’s interests in limited partnerships and private investment funds that are carried at fair value relate to vehicles that invest in distressed mortgages. Redemptions from these investments occur at the discretion of the investment manager or, in other cases, subject to a unanimous vote of the partners. Montpelier does not expect to redeem a significant portion of these investments prior to 2012.

Montpelier’s investment in the common stock of Symetra Financial Corporation (“Symetra”) was acquired in a private placement in 2004. Through December 31, 2009, the net appreciation or depreciation on Symetra was reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income.  Symetra has been routinely reviewed to determine if it has sustained an impairment in value that is considered to be other than temporary. Montpelier has not recognized any impairment on its investment in Symetra during the periods presented herein.

In January 2010, Symetra’s common shares began trading on the New York Stock Exchange under symbol “SYA”.  As a result, beginning in the first quarter of 2010, Montpelier’s investment in Symetra will be presented as an equity security on the Company’s consolidated balance sheets and changes in its fair value will be recorded as net realized and unrealized gains (losses) on the Company’s consolidated statements of operations.

CAT Bonds are debt instruments whose principal and interest are forgiven if specified trigger events occur.  In May 2008, Montpelier purchased the CAT Bonds underlying its former CAT Bond Facility for $71.6 million. See Note 7.  During June 2009, Montpelier sold its remaining CAT Bonds and, in October 2009, Montpelier purchased $10.0 million of additional CAT Bonds.

Montpelier also entered into various investment option and futures contracts during 2008 and 2009.  See Note 7.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at December 31, 2009 and 2008.

	December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$3.3	$589.8	$60.5	$653.6
Corporate debt securities	—	493.0	78.7	571.7
Debt securities issued by the U.S. Treasury and its agencies	287.3	173.7	—	461.0
U.S. government-sponsored enterprise securities	—	335.2	—	335.2
Commercial mortgage-backed securities	—	63.0	—	63.0
Debt securities issued by U.S. states and political subdivisions	—	24.6	—	24.6
Other debt obligations	—	88.1	10.3	98.4
Total fixed maturity investments	$290.6	$1,767.4	$149.5	$2,207.5

Equity securities:
Energy	$44.3	$—	$—	$44.3
Financial	28.9	5.2	4.0	38.1
Technology	26.1	1.5	—	27.6
Consumer goods	17.7	0.3	—	18.0
Materials	16.0	0.1	—	16.1
Other	22.4	0.7	—	23.1
Total equity securities	$155.4	$7.8	$4.0	$167.2

Other investments	$—	$11.1	$49.1	$60.2
Total investments	$446.0	$1,786.3	$202.6	$2,434.9

	December 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$—	$428.1	$14.8	$442.9
Corporate debt securities	—	333.8	126.7	460.5
Debt securities issued by the U.S. Treasury and its agencies	218.4	127.1	—	345.5
U.S. government-sponsored enterprise securities	—	209.2	—	209.2
Commercial mortgage-backed securities	—	67.2	—	67.2
Debt securities issued by U.S. states and political subdivisions	—	92.2	—	92.2
Other debt obligations	—	71.7	17.4	89.1
Total fixed maturity investments	$218.4	$1,329.3	$158.9	$1,706.6

Equity securities by sector:
Energy	$32.3	$—	$—	$32.3
Financial	43.7	1.7	1.0	46.4
Technology	25.2	—	—	25.2
Consumer goods	52.5	1.6	—	54.1
Materials	26.5	—	—	26.5
Other	56.4	1.0	0.4	57.8
Total equity securities	$236.6	$4.3	$1.4	$242.3

Other investments	$—	$71.0	$31.0	$102.0
Total investments	$455.0	$1,404.6	$191.3	$2,050.9

Montpelier’s open short equity positions are valued on the basis of Level 1 inputs.

Investments classified as Level 3 as of December 31, 2009 and 2008 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, bank loans and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, preferred instruments and non-U.S. equity securities; and (iii) with respect to other investments, Montpelier’s investment in Symetra and certain limited partnerships.

As of December 31, 2009 and 2008, the Company’s Level 3 investments represented 8.3% and 9.3% of its total investments measured at fair value, respectively. During 2008 and 2009, increased pricing transparency associated with certain of Montpelier’s fixed maturities historically classified as Level 3 resulted in a shift of such investments to Level 2.  During the first quarter of 2010, Montpelier’s investment in Symetra common shares will be reclassified from Level 3 to Level 1.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2009 and 2008:

	Year Ended December 31, 2009
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains (losses)	Net transfers in (out)	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$14.8	$76.9	$—	$(0.1)	$(31.1)	$60.5
Commercial mortgage-backed securities	—	—	—	—	—	—
Corporate debt securities	126.7	11.7	(1.0)	23.6	(82.3)	78.7
Debt securities issued by the U.S. Treasury and its agencies	—	—	—	—	—	—
Debt securities issued by U.S. states and political subdivisions	—	—	—	—	—	—
Other debt obligations	17.4	(7.0)	—	—	(0.1)	10.3
Total fixed maturity investments	$158.9	$81.6	$(1.0)	$23.5	$(113.6)	$149.5

Equity securities:
Consumer goods	$—	$—	$—	$—	$—	$—
Financial	1.0	3.0	—	—	—	4.0
Energy	—	—	—	—	—	—
Materials	—	—	—	—	—	—
Technology	—	—	—	—	—	—
Other	0.4	(0.4)	—	—	—	—
Total equity securities	$1.4	$2.6	$—	$—	$—	$4.0

Other investments	$31.0	$3.5	$—	$2.2	$12.4	$49.1
Total investments	$191.3	$87.7	$(1.0)	$25.7	$(101.2)	$202.6

	Year Ended December 31, 2008
	Fixed Maturity Investments	Equity Securities	Other Investments	Securities Lending Collateral	Total Fair Value
Beginning Level 3 balance	$193.0	$—	$22.3	$99.7	$315.0
Net payments, purchases and sales	98.2	3.8	(1.0)	(98.4)	2.6
Net realized gains (losses)	—	0.1	(0.3)	(0.9)	(1.1)
Net unrealized gains (losses)	(27.3)	(2.5)	1.0	0.3	(28.5)
Net transfers in (out)	(105.0)	—	9.0	(0.7)	(96.7)
Ending Level 3 balance	$158.9	$1.4	$31.0	$—	$191.3

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short equity positions for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Year Ended December 31, 2009:
Fixed maturity investments	$25.4	$78.8	$0.3	$104.5	$—
Equity securities	—	74.6	(2.3)	72.3	—
Other investments	(5.5)	8.5	7.5	10.5	(0.5)
Year Ended December 31, 2008:
Fixed maturity investments	$(22.2)	$(60.6)	$1.3	$(81.5)	$—
Equity securities	(5.9)	(97.6)	(4.4)	(107.9)	—
Other investments	(44.5)	(14.5)	(2.3)	(61.3)	0.9
Securities lending	(1.0)	1.4	—	0.4	—
Year Ended December 31, 2007:
Fixed maturity investments	$6.0	$15.3	$2.4	$23.7	$—
Equity securities	20.6	(13.1)	3.7	11.2	—
Other investments	—	(0.9)	3.2	2.3	(1.6)
Securities lending	—	(1.4)	—	(1.4)	—

(1)          Represents realized and unrealized foreign exchange gains from investments and income (expense) derived from the Company’s investments in the CAT Bond Facility, Foreign Exchange Contracts and Investment Options and Futures (See Note 7).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Fixed maturity investments	$83.2	$80.0	$123.8
Cash and cash equivalents	0.5	3.7	10.5
Equity securities	3.0	5.4	5.1
Other investments	2.3	4.7	—
Securities lending income	—	0.4	0.4
Total investment income	89.0	94.2	139.8
Investment expenses	(8.0)	(7.8)	(7.3)
Net investment income	$81.0	$86.4	$132.5

Other matters

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees. See Note 1.

Sales of investments totaled $1,820.1 million, $1,774.0 million and $1,271.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.  Maturities, calls and paydowns of investments totaled $786.5 million, $672.1 million and $646.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2009, 2008 or 2007.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $6.8 million, $4.5 million and $4.8 million at December 31, 2009, 2008 and 2007, respectively.

NOTE 6.  Debt and Other Financing Arrangements

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

In March 2009 the Company repurchased and retired $21.0 million in face value of its Senior Notes. The Company recognized a gain of $5.9 million on the transaction representing the difference between the $15.1 million in consideration paid and the carrying value of the Senior Notes repurchased. The gain has been recorded on the Company’s consolidated statements of operations as a separate component of its revenues.

The unamortized carrying value of the Senior Notes at December 31, 2009 and December 31, 2008, was $228.6 million and $249.4 million, respectively.

The Company incurred interest on the Senior Notes of $14.3 million, $15.3 million and $15.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.  The Company paid $14.8 million, $15.3 million and $15.3 million in interest on the Senior Notes during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Montpelier Capital Trust III simultaneously issued all of its share capital to the Company for a purchase price of $3.1 million. The Company’s investment of $3.1 million in the share capital of Montpelier Capital Trust III is recorded in other investments on the Company’s consolidated balance sheets.

Montpelier Capital Trust III used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase junior subordinated debt securities, due March 30, 2036, in the principal amount of $103.1 million issued by the Company. The Junior Notes bear interest at the same rates as the Trust Preferred Securities discussed above.

The Company incurred and paid interest expense of $8.7 million on the Junior Notes during each of the years ended December 31, 2009, 2008 and 2007.  The Company paid $8.7 million in interest on the Junior Notes during each of the years ended December 31, 2009, 2008 and 2007.

Blue Ocean Debt

In November 2006 Blue Ocean obtained a secured loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”).  The Blue Ocean Debt had a maturity date of February 28, 2008.  Costs related to this facility of $1.7 million were amortized over the expected period to maturity.  The Blue Ocean Debt bore interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points.  The Blue Ocean Debt was repaid in full in January 2008.

During the years ended December 31, 2008 and 2007, Blue Ocean incurred interest expense on the Blue Ocean Debt of $0.2 million and $5.6 million, respectively, and paid interest of $0.5 million and $5.3 million, respectively.

Letter of Credit Facilities

In the normal course of business, the Company, Montpelier Re and MCL maintain letter of credit facilities and Montpelier Re and MCL provide letters of credit to third parties. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $835.8 million and $724.5 million at December 31, 2009 and 2008, respectively. The following table outlines these facilities as of December 31, 2009:

Secured operational Letter of Credit Facilities	Credit Line	Amount drawn	Expiry Date
Montpelier Re’s Syndicated facility: Tranche B	$225.0	$122.9	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility (I)	$500.0	$42.2	June 2011
Montpelier Re’s Syndicated 5-Year facility (II)	$215.0	$159.3	June 2012
Montpelier Re’s Bilateral facility	$100.0	$12.8	None
Lloyd’s Standby Facility	$230.0	$230.0	Dec. 2013

Montpelier Re amended its Tranche B syndicated secured facility in August 2005.  The amendment served to revise this facility from a $250.0 million three-year facility to a $225.0 million five-year facility with a revised expiry date of August 2010. This facility is subject to an annual commitment fee of 0.275% on drawn balances and 0.075% on undrawn balances.

Montpelier Re amended its syndicated secured facility (I) in June 2006. The amendment served to revise this facility from a one-year $1.0 billion facility, which expired in June 2007, to a five-year $500.0 million facility.  This facility is subject to an annual commitment fee of 0.325% on drawn balances and 0.075% on undrawn balances.

Montpelier Re entered into its five-year syndicated secured facility (II) in June 2007 which was subsequently reduced from $250.0 million to $215.0 million.  This facility is subject to an annual commitment fee of 0.275% on drawn balances and 0.08% on undrawn balances.

Montpelier Re entered into its Bilateral facility in November 2005. This facility has no stated expiration date and is subject to an annual commitment fee of 0.20% on drawn balances only.

In June 2007 the Company, Montpelier Re and MCL entered into the Lloyd’s Standby Facility to support business written by Syndicate 5151. The Lloyd’s Standby Facility provided Montpelier with a secured £74.0 million standby letter of credit facility through December 31, 2012.

In October 2008 the Lloyd’s Standby Facility was amended and restated to provide Montpelier with a secured £110.0 million standby letter of credit facility through December 31, 2013.

In March 2009 the Lloyd’s Standby Facility was further amended, so that it now provides Montpelier with a secured $230.0 million standby letter of credit facility through December 31, 2013.  The current facility is subject to an annual commitment fee of 0.60% on drawn balances and 0.21% on undrawn balances.

The agreements governing these facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities and the Lloyd’s Standby Facility each require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of December 31, 2009 and 2008, the Company and Montpelier Re were in compliance with all covenants.

NOTE 7.             Derivative Contracts

Montpelier enters into derivative instruments from time to time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

The primary risks Montpelier seeks to manage through its use of derivative instruments are underwriting risk and foreign exchange risk.  Derivative instruments designed to manage Montpelier’s underwriting risk include: (i) an option on hurricane seasonal futures (the “Hurricane Option”),  (ii) an Industry Loss Warranty (“ILW”) swap contract (the “ILW Swap”) and (iii) catastrophe bond protection (the “CAT Bond Protection”). These derivative instruments provide reinsurance-like protection to Montpelier for specific loss events associated with certain lines of its business.  Additionally, the Company had entered into two equity forward sale agreements and a related share issuance agreement (the

“Forward Sale Agreements and Share Issuance Agreement”) in order to manage the risks associated with a significant loss of capital, which could most likely occur as a result of significant underwriting losses. The first Forward Sale Agreement was settled in March 2007 and the second Forward Sale Agreement and the Share Issuance Agreement were terminated in February 2009.

Foreign exchange risk, specifically Montpelier’s risk associated with making claim payments in foreign currencies, is managed through the use of foreign currency exchange agreements (the “Foreign Exchange Contracts”).

As an extension of Montpelier’s investing activities, certain of its investment managers have entered into investment option and futures contracts (“Investment Options and Futures”).

As an extension of its underwriting activities, Montpelier has participated in a CAT bond facility (the “CAT Bond Facility”) and has sold ILW protection (the “ILW Contract”).  These derivative instruments provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.

None of Montpelier’s derivatives are designated as hedging instruments.

The following table presents the fair values of Montpelier’s derivative instruments at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Derivative contracts recorded as other investments:
Foreign Exchange Contracts	$(0.7)	$0.7
Investment Options and Futures	1.8	0.1

Total derivative contracts recorded as other investments	$1.1	$0.8

The following table presents the net income (expense) from Montpelier’s derivative instruments during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Hurricane Option	$—	$(1.0)	$—
ILW Swap	—	(0.7)	—
CAT Bond Protection	(0.2)	(11.9)	(11.9)
Foreign Exchange Contracts	(0.6)	(4.1)	3.2
Investment Options and Futures	8.1	1.8	—
CAT Bond Facility	—	1.0	5.3
ILW Contract	—	0.6	3.1

Net income (expense) from derivative instruments	$7.3	$(14.3)	$(0.3)

A description of each of Montpelier’s derivative instrument activities follows:

Hurricane Option

In March 2008, Montpelier purchased the Hurricane Option, an option on hurricane seasonal futures traded on the Chicago Mercantile Exchange, in order to provide protection against Montpelier’s eastern U.S. hurricane exposure.  The maximum possible recovery to Montpelier under the Hurricane Option was $5.0 million.  The Hurricane Option expired without value in November 2008.

While outstanding, the fair value of the Hurricane Option was derived based on other observable (Level 2) inputs.

ILW Swap

In April 2008, Montpelier entered into the ILW Swap with a third-party in order to provide protection against Montpelier’s U.S. hurricane exposure.  In return for a fixed-rate payment of $0.7 million, the Company received a floating-rate payment which was triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier under the ILW Swap was $5.0 million. The ILW Swap expired without value in April 2009.

While outstanding, the fair value of the ILW Swap was derived based on unobservable (Level 3) inputs.

CAT Bond Protection

In December 2005, Montpelier purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party, Champlain, which financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matured in January 2009. Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier. For that reason, this transaction was accounted for as a derivative, rather than as a reinsurance transaction, and was carried at fair value.

Contract payments expensed in connection with the CAT Bond Protection were calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche.

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by Montpelier.

Foreign Exchange Contracts

From time to time Montpelier has entered into foreign currency exchange agreements which constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they are designed to protect Montpelier against adverse movements in foreign exchange rates. Montpelier’s open foreign currency agreements at December 31, 2009 were denominated in European Union euros and Canadian dollars.

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.  At December 31, 2009 and 2008, Montpelier was party to outstanding foreign currency exchange agreements with gross notional exposures of $30.5 million and $33.0 million, respectively.

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy, and to reduce its exposure to interest rate fluctuations.  As of December 31, 2009, Montpelier had open long option positions with a fair value of $1.8 million.

The fair value of the open options is derived based on other observable (Level 2) inputs.

CAT Bond Facility

In June 2006, Montpelier entered into the CAT Bond Facility under which Montpelier was entitled to receive contract payments from a third-party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value was marked to market over the terms of the bonds; the difference was settled on a monthly basis. These marked-to-market adjustments, in addition to any interest earned on the bonds, were included as a component of net income (expense) from derivative instruments.

In June 2008 the CAT Bond Facility was terminated and Montpelier purchased the underlying CAT Bonds from the counterparty at their fair value.  As a result, subsequent to the termination of the Cat Bond Facility, the CAT Bonds were recorded on the Company’s consolidated balance sheets as other investments.  See Note 5.

The fair value of the CAT Bond Facility was derived based on other observable (Level 2) inputs.

ILW Contract

In August 2007, Montpelier entered into the ILW Contract with a third-party under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract provided the insured with $15.0 million of second-event protection resulting from industry losses of a stated amount and expired in August 2008 without any payment required by Montpelier.

The ILW Contract covered losses resulting from all natural perils within the U.S. and was carried at fair value.  The fair value of the ILW Contract was derived based on unobservable (Level 3) inputs.

Forward Sale Agreements and Share Issuance Agreement

In 2006 the Company entered into two Forward Sale Agreements under which it was entitled to sell Common Shares to an affiliate of Credit Suisse Securities (USA) LLC (the “Forward Counterparty”) at minimum floor prices specified in each Forward Sale Agreement.  In March 2007, the Company notified the Forward Counterparty of its election of net share settlement for the entire first Forward Sale Agreement. In the course of the settlement, as the valuation price for each component was greater than the $11.75 forward floor price and less than the $18.465 forward cap price, no payments or deliveries of cash or Common Shares were required to be made by the Company or the Forward Counterparty.  In December 2007, the Company and the Forward Counterparty amended the remaining Forward Sale Agreement which related to up to 7,920,000 Common Shares and the remaining Forward Sale Agreement was bifurcated into two tranches, each relating to 3,960,000 Common Shares.  The first tranche, which was scheduled to settle over a twenty business day period beginning in October 2009, was subject to an $11.25 forward floor price and a $22.00 forward cap price.  The second tranche, which was scheduled to settle over a twenty business day period beginning in November 2009, was subject to an $11.25 forward floor price and a $23.00 forward cap price.

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

In February 2009, the Company and the Forward Counterparty agreed to the early termination of the second Forward Sale Agreement and the Share Issuance Agreement.  In connection with the termination of these agreements, in March 2009, the Forward Counterparty: (i) made a $32.0 million cash payment to the Company; and (ii) delivered to the Company, in exchange for a cash payment of $0.01, 5,920,000 of the 7,920,000 Common Shares previously issued to them under the Share Issuance Agreement.  See Note 9. The early settlement of these agreements had the same economic effect as the Company issuing 2,000,000 Common Shares for $32.0 million.

In view of the contractual undertakings of the Forward Counterparty under the Forward Sale Agreements and the Share Issuance Agreement, the Common Shares issued and outstanding under the Share Issuance Agreement prior to its termination were not considered outstanding for the purposes of computing and reporting the Company’s earnings per share or fully converted tangible book value per share.

The Forward Sale Agreements and Share Issuance Agreement had no impact on the Company’s consolidated statements of operations or balance sheets while they were in force.

NOTE 8.             Noncontrolling Interest

The Company acquired all the outstanding share capital of Blue Ocean in June 2008 pursuant to the Blue Ocean Transaction and no longer has any noncontrolling interests.  Prior to the Blue Ocean Transaction, the Company owned 42.2% of Blue Ocean’s outstanding common shares and, prior to Blue Ocean’s repurchase of all its outstanding preferred shares in January 2008, the Company owned 33.6% of Blue Ocean’s preferred shares.  While it was a wholly-owned subsidiary and during the periods in which the Company owned less than 100% of the share capital of Blue Ocean, the Company consolidated Blue Ocean into its financial statements. The portion of Blue Ocean’s equity not owned by the Company had historically been reported as minority interest, and is now reported as a noncontrolling interest.

As of December 31, 2007, the Company had noncontrolling interests in Blue Ocean’s common equity of $68.1 million and Blue Ocean’s preferred equity of $20.6 million.  During 2008, through distributions and dividends to common and preferred shareholders and ultimately through the Blue Ocean Transaction, the Company eliminated this noncontrolling interest in Blue Ocean.

NOTE 9.    Common Shareholders’ Equity

Common Shares

The following table summarizes the Company’s Common Share activity during the years ending December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(in Common Shares)	2009	2008	2007
Beginning Common Shares outstanding	91,826,704	99,290,078	111,775,682
Acquisitions of Common Shares:
Common Shares repurchased and retired	(5,420,941)	(5,921,644)	(4,719,344)
Common Shares repurchased and placed in treasury	(1,178,097)	(1,877,375)	—
Common Shares retired in connection with the Share Issuance Agreement	(5,920,000)	—	(7,774,800)
Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	664,426	335,645	—
Issuances in satisfaction of DSU obligations	26,703	—	8,540

Ending Common Shares outstanding	79,998,795	91,826,704	99,290,078

2009 common share activity

During 2009 the Company repurchased a total of 6,599,038 Common Shares at an average price of $17.07 per share.  Of the total Common Shares repurchased during 2009, 5,420,941 shares were retired and 1,178,097 shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations.

In March 2009, in connection with the final settlement of the Company’s Share Issuance Agreement, the Forward Counterparty delivered to the Company 5,920,000 Common Shares previously issued to it in exchange for a cash payment of $0.01.  See Note 7.  These Common Shares were subsequently retired.

During 2009 the Company issued a total of 691,129 Common Shares to employees and directors in satisfaction of vested RSU and DSU obligations. See Note 10. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.7 million, which was recorded as additional paid-in capital.

In November 2009 the Board of Directors increased the Company’s existing share repurchase authorization by $150.0 million to a total of $203.5 million.  As of December 31, 2009, $148.0 million of such authorization remained. The authorization was canceled on February 24, 2010.

2008 common share activity

During 2008 the Company repurchased a total of 7,799,019 Common Shares at an average price of $16.12 per share.  Of the total shares repurchased during 2008, 5,921,644 shares were retired and 1,877,375 shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations.

During 2008 the Company issued a total of 335,645 Common Shares to employees in satisfaction of vested RSU obligations. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.2 million, which was recorded as additional paid-in capital.

2007 common share activity

During 2007 the Company repurchased and retired a total of 4,719,344 Common Shares at an average price of $17.17 per share.  Of the total shares repurchased during 2007, 939,039 Common Shares were acquired from White Mountains Insurance Group, Ltd. (“White Mountains”), a former affiliate, at a price of $18.40 per share.

During 2007, in connection with a partial settlement of the Company’s Share Issuance Agreement, the Forward Counterparty delivered to the Company 7,774,800 Common Shares previously issued to it in exchange for a cash payment of $0.01.  See Note 7.  These Common Shares were subsequently retired.

During 2007 the Company issued a total of 8,540 Common Shares to former directors in satisfaction of vested DSU obligations.

Warrants to Acquire Common Shares

During 2007 the Company repurchased 7,172,375.5 outstanding warrants from White Mountains for $47.7 million. The warrants were issued in December 2001, had a term of ten years and an exercise price of $16.67 per Common Share.  The warrants were subsequently retired.

Dividends

The Company declared, on a quarterly basis, regular cash dividends per Common Share totaling $0.315 in 2009, $0.30 in 2008 and $0.30 in 2007.  The Company also declared cash dividends on warrants, during the period in which they were outstanding, on the same basis as that of Common Shares.

The total amount of dividends paid to holders of Common Shares and warrants during the years ended December 31, 2009, 2008 and 2007, was $26.2 million, $28.4 million and $29.9 million, respectively.  As of December 31, 2009 and 2008, the Company had $7.2 million and $6.9 million, respectively, of dividends payable to shareholders.

NOTE 10.  Share Based Compensation

LTIP

The Montpelier Re Holdings Ltd. Long-Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan. At the discretion of the Board’s Compensation and Nominating Committee (the “CN Committee”), incentive awards, the value of which is based on Common Shares, may be made to plan participants. Currently, Montpelier’s share based incentive awards under the LTIP consist of awards of performance shares and RSUs.

As of December 31, 2009, the Company had remaining authority to issue up to 3,259,160 common share awards under the LTIP.  The LTIP was last approved by the Company’s shareholders on May 23, 2007.

Performance Shares

From 2002 to 2007, performance shares were a significant element of the Company’s LTIP awards in terms of prospective value.  At target payout, each performance share represents the fair value of a common share. At the end of a performance period, which is generally the three-year period following the date of grant, a plan participant may receive a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to the operating and financial performance of the Company over the period. At the discretion of the CN Committee, any final payment in respect of such a grant may take the form of cash, Common Shares or a combination of both.

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

The following table summarizes the Company’s performance share activities during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	325,000	$4.0	335,000	$4.9	561,000	$1.2
Payments	(153,000)	(2.5)	—	—	—	—
New awards	—	—	—	—	180,000	—
Cancellations and forfeitures	—	—	(10,000)	—	(406,000)	(0.1)
Expense (income) recognized	—	1.5	—	(0.9)	—	3.8
End of period	172,000	$3.0	325,000	$4.0	335,000	$4.9

In April 2007, 400,000 performance shares issued for the 2005-2007 performance cycle were cancelled without payment as there was no expected payout due to the adverse financial effects of the severe hurricanes that occurred during 2005.

All of the performance shares outstanding at December 31, 2009 relate to the 2007-2009 performance cycle, were fully vested and will be paid to participants in March 2010.

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

The Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008 (the “EES Act”), added Section 457A to the U.S. Internal Revenue Code.  The Company believes that this tax legislation may have caused certain LTIP participants (those who are U.S. taxpayers) to be taxed on the fair value of RSUs upon vesting, rather than upon receipt of the underlying Common Shares, effective for periods after December 31, 2008.

In order to alleviate this potential mismatch between taxation and receipt of the Common Shares, the Company formally decided, in December 2008, to amend certain outstanding RSU awards to accelerate the distribution of the underlying Common Shares to coincide more closely to the vesting date.  The amendment to the award agreements will not change the applicable vesting date, but will allow participants to receive their Common Shares during the same period in which they will be taxable.

Throughout 2006 and 2007, RSU awards consisted solely of: (i) grants made to induce individuals to join Montpelier; (ii) grants made to retain certain key employees; (iii) grants made to reward employees exhibiting outstanding individual performance; and (iv) grants made to non-management members of the Board of Directors of the Company and MUAL as part of their total remuneration.  In each of these cases, the number of RSUs granted to the recipient were fixed and determinable on the grant date (“Fixed RSUs”).

During 2008 Montpelier began using a new form of RSU award, in addition to Fixed RSUs, as the principal component of its ongoing long-term incentive compensation for employees (“Variable RSUs”) instead of performance share awards. Variable RSU awards are contingent awards in which the actual number of RSUs to be awarded is dependent on Company performance during the initial year of the award cycle (the “Initial RSU Period”) meaning that the number of RSUs expected to be awarded for that cycle may fluctuate during the period.  The actual number of Variable RSUs to be awarded is based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing the sum of the Company’s actual underwriting result and standard investment result by the Company’s actual average shareholders’ equity for the period.

For the Variable RSU award cycle from 2008 to 2011, the targeted performance metric was based on a 2008 ROE of 11.22%.  At a target achieved ROE of 11.22% the Company expected to grant approximately 600,000 Variable RSUs to participants, at a threshold ROE of 5.22% the Company expected to grant no Variable RSUs to participants and at a maximum ROE of 21.22% the Company expected to grant approximately 1,200,000 Variable RSUs to participants. Based on the actual ROE achieved for 2008 of 8.11%, the final number of Variable RSUs granted for the 2008-2011 award cycle was determined to be 296,374 by the CN Committee and these awards have been converted to Fixed RSUs.

For the Variable RSU award cycle from 2009 to 2012, the targeted performance metric was based on a 2009 ROE of 9.77%.  At a target achieved ROE of 9.77% the Company expected to grant approximately 650,000 Variable RSUs to participants, at a threshold ROE of 3.77% the Company expected to grant no Variable RSUs to participants and at a maximum ROE of 19.77% the Company expected to grant approximately 1,300,000 Variable RSUs to participants. Based on the estimated ROE achieved for 2009 of 19.11%, the final number of Variable RSUs to be granted for the 2009-2012 award cycle is currently estimated to be approximately 1,260,327.  The final ROE and number of Variable RSUs to be converted to Fixed RSUs will be determined by the CN Committee in March 2010.

The following table summarizes Montpelier’s RSU activity for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,281,619	$7.7	1,109,083	$7.3	456,000	$3.1
Fixed RSUs Awarded	32,500	0.5	252,000	3.9	720,750	12.4
Variable RSUs at target, 2009 - 2012 cycle	656,420	10.5	—	—	—	—
Changes in Variable RSU projections, 2009 - 2012 cycle	603,907	9.6	—	—	—	—
Variable RSUs at target, 2008 - 2011 cycle	—	—	594,690	8.3	—	—
Changes in Variable RSU projections, 2008 - 2011 cycle	(19,662)	(0.2)	(278,654)	(3.2)	—	—
Change in other factors, including expected forfeitures	—	—	—	(0.3)	—	—
Payments	(786,015)	—	(379,835)	—	—	—
Actual forfeitures	—	—	(15,665)	—	(67,667)	—
Expense recognized	—	(14.8)	—	(8.3)	—	(8.2)
End of period	1,768,769	$13.3	1,281,619	$7.7	1,109,083	$7.3

At grant date the Company assumes a 3% to 9% forfeiture rate, depending on the term of the award.  Actual forfeitures are periodically compared to assumed forfeitures and adjustments are made as deemed necessary.

In determining the initial grant date fair value of RSUs, the Company historically applied up to a 5% discount to the then market value of the Common Shares as sale restrictions remained after RSUs vested.

During 2008 the Company revised its expected RSU forfeiture assumptions and, in light of the changes made to certain outstanding RSU awards in 2008 resulting from the EES Act, eliminated or reduced its sale restriction discount. The net financial impact of these revisions totaled $0.3 million.

On the basis of results achieved during 2009, the Company anticipates issuing a total of 1,260,327 Variable RSUs for the 2009-2012 award cycle. The actual number of Variable RSUs to be awarded for this cycle will not be fixed and determinable until they are formally approved by the CN Committee in March 2010.

During 2009 the Company paid out 786,015 vested RSUs and withheld, at the recipient’s election, 121,589 RSUs to provide for statutory income tax liabilities.  As a result, the Company issued 664,426 Common Shares from its treasury. See Note 9. The fair value of the RSUs paid out during 2009 was $12.6 million.

During 2008 the Company paid out 379,835 vested RSUs and withheld, at the recipient’s election, 44,190 RSUs to provide for statutory income tax liabilities.  As a result, the Company issued 335,645 Common Shares from its treasury. See Note 9. The fair value of the RSUs paid out during 2008 was $6.2 million.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at December 31, 2009, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value
Three-year RSU awards granted in 2007	16,666	$0.2
Five-year RSU awards granted in 2007	131,850	0.9
Four-year RSU awards granted in 2008	193,826	1.3
Five-year RSU awards granted in 2008	133,600	0.8
Four-year RSU awards granted in 2009 (those awards in their Initial RSU Period)	1,260,327	9.6
Four year RSU awards granted in 2009	25,000	0.4
Five-year RSU awards granted in 2009	7,500	0.1
Total RSUs outstanding at December 31, 2009	1,768,769	$13.3

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $7.7 million, $4.0 million and $1.6 million during 2010, 2011 and 2012 & beyond, respectively.

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

In July 2007, the Board of Directors of the Company approved an amendment to the Directors Share Plan to provide directors with the option of receiving cash, in lieu of Common Shares, upon the payment of outstanding DSUs.  Previously DSUs were payable only in Common Shares.  As a result of this amendment, during 2007 the Company reclassed its existing $0.5 million obligation for outstanding DSUs at June 30, 2007, from additional paid-in capital to other liabilities and has recorded all future changes in its DSU obligations as a change in other liabilities.

In light of the EES Act, the Company resolved to permit directors who participate in the Directors Share Plan to elect to receive their Common Shares prior to December 31, 2017.  All participating directors elected to receive payment for their outstanding DSUs in January 2009, which resulted in the issuance of 26,703 Common Shares and the payment of $237,549.  See Note 9.  The fair value of the DSUs paid out during 2009 was $0.7 million.

During 2008 the Company did not pay out any DSUs. During 2007 the Company issued 8,540 Common Shares to former directors in satisfaction of outstanding DSUs obligations.  See Note 9.  The fair value of the DSUs paid out during 2007 was $0.2 million.

As of December 31, 2008, the Company’s liability for outstanding DSUs was $0.7 million.

NOTE 11.      Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, including the U.S.  The Company and Montpelier Re intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be viewed as being engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S., there can be no assurance that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or Montpelier Re is engaged in a trade or business in the U.S.  In that event, those entities would be subject to U.S. income tax, as well as a branch profits tax, on income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 2016.  At the present time, no such taxes are levied in Bermuda.

The Company’s U.S.-domiciled subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations.  The provision for U.S. federal income taxes has been determined under the principles of a consolidated tax provision within the U.S. Internal Revenue Code and Regulations. The tax years open to examination by the Internal Revenue Service for these subsidiaries are from 2007 to present.

The Company’s U.K. and Switzerland-domiciled subsidiaries are subject to income taxes in those jurisdictions.  The tax years open to examination by the HM Revenue & Customs for our U.K. subsidiaries and the Swiss Federal Department of Finance for MEAG, are from 2007 to present.

Montpelier’s consolidated income tax provision for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Current tax provision:
U.S. Federal	$—	$—	$—
U.S. state	0.1	0.1	—
Non-U.S.	(1.3)	1.2	0.1
Current tax provision (benefit)	$(1.2)	$1.3	$0.1

Deferred tax provision:
U.S. Federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	2.3	(0.2)	—
Deferred tax provision (benefit)	2.3	(0.2)	—
Income tax provision	$1.1	$1.1	$0.1

As of December 31, 2009 and 2008, Montpelier had a current income tax asset (liability) of $0.6 million and $(1.1) million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of the Company’s deferred tax assets and liabilities follows:

	December 31,
	2009	2008
Deferred tax assets relating to:
Net unearned premiums and deferred acquisition costs	$0.4	$0.2
U.S. net operating loss carryforwards	11.7	6.5
Non-U.S. net operating loss carryforwards	0.3	1.1
Share based compensation	2.2	0.9
Other items	1.7	1.7
Total gross deferred income tax assets	$16.3	$10.4

Deferred income tax liabilities related to:
Deferred acquisition costs	—	0.1
Deferred U.K. premium income	2.6	—
Total gross deferred income tax liabilities	$2.6	$0.1

Net deferred tax asset	$13.7	$10.3
Less: deferred income tax valuation allowance	(15.6)	(10.1)
Net deferred tax asset (liability)	$(1.9)	$0.2

The Company carried a deferred income tax valuation allowance for 2009 and 2008 of $15.6 million and $10.1 million, respectively, due mainly to the startup nature of its U.S. operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize its deferred assets. Net operating losses may be carried forward to offset future taxable income in the jurisdiction to which they relate. The U.S. net operating losses will begin to expire in 2027, while non-U.S. net operating losses may be carried forward indefinitely.

A reconciliation of actual income taxes to the amount calculated using the expected tax rate of zero under Bermuda law is as follows:

	Year Ended December 31,
	2009	2008	2007
Income (loss) before income taxes and extraordinary item	$464.6	$(143.5)	$347.8
Income taxes at the expected income tax rate of Bermuda	$—	$—	$—
Foreign taxes at actual rates:
U.S.	$0.1	$—	$—
Non-U.S.	1.0	1.1	0.1
Total income tax provision	$1.1	$1.1	$0.1
Effective tax rate	0.2%	(0.8)%	—%

With respect to our U.K. and Swiss entities, the non-U.S. component of income (loss) before income taxes and extraordinary item was $4.8 million, $2.9 million and $(3.0) million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the years ended December 31, 2009, 2008 and 2007, Montpelier paid total income taxes of $0.5 million, $0.2 million and $0.2 million, respectively.

On January 1, 2007, the Company adopted new accounting guidance on accounting for uncertainty in income taxes. This guidance prescribes when the benefit of a given tax position should be recognized and how it should be measured. The implementation of this guidance did not result in any unrecognized tax benefits or expenses for the years ended December 31, 2009, 2008 and 2007. Management believes that all material tax provisions have a greater than 50% likelihood of being sustained on technical merits if challenged.

NOTE 12. Fair Value of Financial Instruments

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

The Company’s fixed-rate debt consists of the Senior Notes and the Junior Notes. At December 31, 2009 and 2008, the fair value of the Senior Notes (based on quoted market prices) was $227.6 million and $193.2 million, respectively, which compared to a carrying value of $228.6 million and $249.4 million, respectively. At December 31, 2009 and 2008, the fair value of the Junior Notes (based on quoted market prices for similar securities) was $72.2 million and $61.9 million, respectively, which compared to a carrying value of $103.1 million.

NOTE 13. Segment Reporting

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC. Prior to its liquidation and dissolution in 2009, Blue Ocean constituted a fourth reportable segment. The Montpelier Bermuda segment includes the assets and operations of Montpelier Re and MMSL; the Montpelier Syndicate 5151 segment includes the assets and operations of MCL, Syndicate 5151, MUAL, PUAL, MUSL, MEAG and MUI; and the MUSIC segment includes the assets and operations of MUSIC. The Blue Ocean segment included the assets and operations of Blue Ocean and Blue Ocean Re. The segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them. The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Company’s Board of Directors and senior management.

The Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services are collectively referred to “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Montpelier Bermuda	$2,787.3	$2,584.7
Montpelier Syndicate 5151	205.1	96.3
MUSIC	77.2	68.8
Blue Ocean	—	1.2
Corporate and Other	32.7	46.6

Total assets	$3,102.3	$2,797.6

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2009 follows:

		Montpelier
	Montpelier	Syndicate		Corporate
Year Ended December 31, 2009	Bermuda	5151	MUSIC	and Other	Total

Gross premiums written	$452.4	$167.3	$24.3	$(9.1)	$634.9
Reinsurance premiums ceded	(24.8)	(16.4)	(0.6)	9.1	(32.7)
Net premiums written	427.6	150.9	23.7	—	602.2
Change in unearned premiums	(1.6)	(17.8)	(9.6)	—	(29.0)
Net premiums earned	426.0	133.1	14.1	—	573.2
Loss and LAE	(64.4)	(64.6)	(9.7)	—	(138.7)
Acquisition costs	(54.2)	(22.9)	(3.4)	—	(80.5)
General and administrative expenses	(62.2)	(38.5)	(9.0)	(27.4)	(137.1)
Underwriting income	245.2	7.1	(8.0)	(27.4)	216.9
Net investment income	77.9	0.7	2.2	0.2	81.0
Other revenue	0.5	—	—	—	0.5
Investment and foreign exchange gains	181.5	(2.4)	2.2	(2.0)	179.3
Net income from derivative instruments	7.3	—	—	—	7.3
Interest and other financing expenses	(1.5)	(1.9)	—	(22.9)	(26.3)
Gain on early extinguishment of debt	—	—	—	5.9	5.9
Income before income taxes and extraordinary item	$510.9	$3.5	$(3.6)	$(46.2)	$464.6

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the year ended December 31, 2009 follows:

			Montpelier
			Syndicate
Year Ended December 31, 2009	U.S.	U.K.	5151

Gross premiums written	$48.2	$119.1	$167.3
Reinsurance premiums ceded	(6.0)	(10.4)	(16.4)
Net premiums written	42.2	108.7	150.9
Change in unearned premiums	2.1	(19.9)	(17.8)
Net premiums earned	44.3	88.8	133.1

Loss and LAE	(31.6)	(33.0)	(64.6)
Acquisition costs	(11.0)	(11.9)	(22.9)
General and administrative expenses	(18.7)	(19.8)	(38.5)
Underwriting income	$(17.0)	$24.1	$7.1

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2008 follows:

		Montpelier
	Montpelier	Syndicate			Corporate
Year Ended December 31, 2008	Bermuda	5151	MUSIC	Blue Ocean	and Other	Total

Gross premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1
Reinsurance premiums ceded	(76.7)	(7.5)	—	—	5.3	(78.9)
Net premiums written	426.8	108.7	5.6	0.1	—	541.2
Change in unearned premiums	32.9	(45.1)	(3.5)	3.0	—	(12.7)
Net premiums earned	459.7	63.6	2.1	3.1	—	528.5

Loss and LAE	(245.9)	(47.4)	(1.8)	—	—	(295.1)
Acquisition costs	(72.8)	(10.4)	(0.5)	(0.2)	—	(83.9)
General and administrative expenses	(43.3)	(32.7)	(5.0)	(0.9)	(20.1)	(102.0)
Underwriting income	97.7	(26.9)	(5.2)	2.0	(20.1)	47.5
Net investment income	82.0	0.8	2.1	1.3	0.2	86.4
Other revenue	1.0	—	—	—	—	1.0
Investment and foreign exchange losses	(249.8)	7.3	(1.6)	0.2	6.6	(237.3)
Net expense from derivative instruments	(14.3)	—	—	—	—	(14.3)
Interest and other financing expenses	(1.8)	(1.3)	—	(0.2)	(23.5)	(26.8)
Loss before income taxes and extraordinary item	$(85.2)	$(20.1)	$(4.7)	$3.3	$(36.8)	$(143.5)

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the year ended December 31, 2008 follows:

			Montpelier
			Syndicate
Year Ended December 31, 2008	U.S.	U.K.	5151

Gross premiums written	$36.3	$79.9	$116.2
Reinsurance premiums ceded	(1.1)	(6.4)	(7.5)
Net premiums written	35.2	73.5	108.7
Change in unearned premiums	(12.8)	(32.3)	(45.1)
Net premiums earned	22.4	41.2	63.6

Loss and LAE	(23.7)	(23.7)	(47.4)
Acquisition costs	(5.0)	(5.4)	(10.4)
General and administrative expenses	(16.8)	(15.9)	(32.7)
Underwriting loss	$(23.1)	$(3.8)	$(26.9)

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2007 follows:

		Montpelier
	Montpelier	Syndicate			Corporate
Year Ended December 31, 2007	Bermuda	5151	MUSIC	Blue Ocean	and Other	Total

Gross premiums written	$595.7	$15.3	$—	$42.8	$—	$653.8
Reinsurance premiums ceded	(104.7)	(0.1)	—	—	—	(104.8)
Net premiums written	491.0	15.2	—	42.8	—	549.0
Change in unearned premiums	0.3	(11.0)	—	18.9	—	8.2
Net premiums earned	491.3	4.2	—	61.7	—	557.2

Loss and LAE	(173.3)	(4.2)	—	—	—	(177.5)
Acquisition costs	(72.9)	(1.6)	—	(3.8)	—	(78.3)
General and administrative expenses	(53.6)	(10.8)	(1.2)	(13.9)	(6.4)	(85.9)
Underwriting income	191.5	(12.4)	(1.2)	44.0	(6.4)	215.5
Net investment income	114.2	0.2	0.1	17.2	0.8	132.5
Other revenue	2.0	—	—	—	—	2.0
Investment and foreign exchange gains	31.6	0.2	—	0.8	—	32.6
Net expense from derivative instruments	(0.3)	—	—	—	—	(0.3)
Interest and other financing expenses	(2.0)	(0.6)	—	(7.8)	(24.1)	(34.5)
Income before income taxes and extraordinary item	$337.0	$(12.6)	$(1.1)	$54.2	$(29.7)	$347.8

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the year ended December 31, 2007 follows:

			Montpelier
			Syndicate
Year Ended December 31, 2007	U.S.	U.K.	5151

Gross premiums written	$8.0	$7.3	$15.3
Reinsurance premiums ceded	—	(0.1)	(0.1)
Net premiums written	8.0	7.2	15.2
Change in unearned premiums	(6.2)	(4.8)	(11.0)
Net premiums earned	1.8	2.4	4.2

Loss and LAE	(1.6)	(2.6)	(4.2)
Acquisition costs	(1.3)	(0.3)	(1.6)
General and administrative expenses	(5.8)	(5.0)	(10.8)
Underwriting loss	$(6.9)	$(5.5)	$(12.4)

Gross Written Premiums By Line of Business and Geography

Beginning in 2009, the Company changed the manner in which it categorized its lines of business by segregating treaty business from individual risk exposures. As a result of this re-characterization, the Company renamed its lines of business to be: (i) Property Catastrophe - Treaty; (ii) Property Specialty - Treaty; (iii) Other Specialty - Treaty; and (iv) Property and Specialty Individual Risk. All prior periods conform with the current presentation.

The following tables present our gross premiums written, by line of business and reportable segment, during the years ended December 31, 2009, 2008 and 2007:

(Millions)

		Montpelier
	Montpelier	Syndicate		Corporate
Year Ended December 31, 2009	Bermuda	5151	MUSIC	and Other	Total

Property Catastrophe - Treaty	$262.5	$32.9	$—	$—	$295.4
Property Specialty - Treaty	68.9	27.7	—	—	96.6
Other Specialty - Treaty	71.2	49.7	—	—	120.9
Property and Specialty Individual Risk	41.2	56.5	24.3	—	122.0
Inter-segment reinsurance (1)	8.6	0.5	—	(9.1)	—
Total gross premiums written	$452.4	$167.3	$24.3	$(9.1)	$634.9

		Montpelier
	Montpelier	Syndicate			Corporate
Year Ended December 31, 2008	Bermuda	5151	MUSIC	Blue Ocean	and Other	Total

Property Catastrophe - Treaty	$305.9	$30.6	$—	$0.1	$—	$336.6
Property Specialty - Treaty	86.4	15.8	—	—	—	102.2
Other Specialty - Treaty	66.1	30.3	—	—	—	96.4
Property and Specialty Individual Risk	39.8	39.5	5.6	—	—	84.9
Inter-segment reinsurance (1)	5.3	—	—	—	(5.3)	—
Total gross premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1

		Montpelier
	Montpelier	Syndicate			Corporate
Year Ended December 31, 2007	Bermuda	5151	MUSIC	Blue Ocean	and Other	Total

Property Catastrophe - Treaty	$329.7	$1.0	$—	$42.8	$—	$373.5
Property Specialty - Treaty	101.9	3.5	—	—	—	105.4
Other Specialty - Treaty	98.9	0.3	—	—	—	99.2
Property and Specialty Individual Risk	65.2	10.5	—	—	—	75.7
Total gross premiums written	$595.7	$15.3	$—	$42.8	$—	$653.8

(1) Represents inter-segment reinsurance covers which are eliminated in consolidation.

Montpelier seeks to diversify its exposures across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment. The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Year Ended December 31,
	2009		2008		2007
U.S. and Canada	$353.6	56%	$314.2	50%	$338.5	52%
Worldwide (1)	118.0	19	121.2	19	133.5	20
Western Europe, excluding the U.K. and Ireland	37.7	6	59.7	10	51.6	8
Worldwide, excluding U.S. and Canada (2)	32.2	5	41.5	7	33.8	5
U.K. and Ireland	25.0	4	24.4	4	34.2	5
Japan	22.4	3	23.1	4	25.0	4
Other	46.0	7	36.0	6	37.2	6
Total gross premiums written	$634.9	100%	$620.1	100%	$653.8	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the years ended December 31, 2009, 2008 and 2007:

(Millions)

		Montpelier
	Montpelier	Syndicate		Corporate
Year Ended December 31, 2009	Bermuda	5151	MUSIC	and Other	Total

Property Catastrophe - Treaty	$249.9	$34.5	$—	$—	$284.4
Property Specialty - Treaty	68.4	29.3	—	—	97.7
Other Specialty - Treaty	72.6	30.9	—	—	103.5
Property and Specialty Individual Risk	35.1	38.4	14.1	—	87.6
Total net premiums earned	$426.0	$133.1	$14.1	$—	$573.2

		Montpelier
	Montpelier	Syndicate			Corporate
Year Ended December 31, 2008	Bermuda	5151	MUSIC	Blue Ocean	and Other	Total

Property Catastrophe - Treaty	$264.1	$23.1	$—	$3.1	$—	$290.3
Property Specialty - Treaty	84.9	8.6	—	—	—	93.5
Other Specialty - Treaty	70.9	7.1	—	—	—	78.0
Property and Specialty Individual Risk	39.8	24.8	2.1	—	—	66.7
Total net premiums earned	$459.7	$63.6	$2.1	$3.1	$—	$528.5

		Montpelier
	Montpelier	Syndicate			Corporate
Year Ended December 31, 2007	Bermuda	5151	MUSIC	Blue Ocean	and Other	Total

Property Catastrophe - Treaty	$245.6	$0.5	$—	$61.7	$—	$307.8
Property Specialty - Treaty	88.3	1.4	—	—	—	89.7
Other Specialty - Treaty	88.4	0.1	—	—	—	88.5
Property and Specialty Individual Risk	69.0	2.2	—	—	—	71.2
Total net premiums earned	$491.3	$4.2	$—	$61.7	$—	$557.2

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment. The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Year Ended December 31,
	2009		2008		2007
U.S. and Canada	$329.7	58%	$276.8	52%	$336.5	60%
Worldwide (1)	90.4	16	94.7	18	54.5	10
Western Europe, excluding the U.K. and Ireland	31.1	5	56.3	11	51.9	9
Worldwide, excluding U.S. and Canada (2)	35.5	6	38.6	7	37.5	7
U.K. and Ireland	23.7	4	29.0	5	26.5	5
Japan	22.5	4	23.4	4	25.7	5
Other	40.3	7	9.7	2	24.6	4
Total net earned premiums	$573.2	100%	$528.5	100%	$557.2	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 14. Regulatory Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re is regulated by the Bermuda Monetary Authority (the “BMA”), Syndicate 5151, MUAL, PUAL and MMSL are regulated by the U.K. Financial Services Authority (the “FSA”) and, in regard to Syndicate 5151, MUAL and MCL, the Council of Lloyd’s, MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151, MUSIC is regulated by individual U.S. state insurance commissioners and MEAG is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”).

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

Effective December 31, 2008, the BMA introduced a risk-based capital model, the Bermuda Statutory Capital Requirement (“BSCR”) as a tool to measure risk and to determine an enhanced capital requirement and target capital level (defined as 120% of the enhanced capital requirement) for Class 4 insurers. While the required statutory capital and surplus has increased under the BSCR, Montpelier Re has capital and surplus in excess of the target capital level.

The Act limits the maximum amount of annual dividends and distributions that may be paid by Class 4 insurers and for this reason Montpelier Re is not permitted to pay dividends to the Company in any year which would exceed 25% of its prior year statutory capital and surplus or reduce its prior year statutory capital by 15% or more, without the prior notification to, and in certain cases the approval of, the BMA. In addition, as a Class 4 insurer, Montpelier Re is not permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if the realisable value of its assets would be less than the aggregate of its liabilities, issued share capital and share premium accounts.

The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders.

U.K. Regulation

Syndicate 5151 is currently managed by MUAL but, through December 31, 2008, was managed by Spectrum. Syndicate 5151, Spectrum and MUAL are subject to regulation by the FSA under the Financial Services and Markets Act 2000, and by the Council of Lloyd’s.

MUAL, as a Lloyd’s Managing Agent, is subject to minimum solvency tests established by Lloyd’s. Since its inception in October 2008, MUAL has satisfied these requirements.

As a corporate member of Lloyd’s, MCL is bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe MCL’s membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation in Lloyd’s syndicates.

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s net capital requirement as of December 31, 2009 was fulfilled through a $230.0 million secured letter of credit facility. See Note 6.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Trust Funds”). Under the Trust Funds’ deeds, those assets may only be used for the payment of claims and valid expenses. Profits held within the Trust Funds, including investment income earned thereon, may be distributed to the corporate member annually, subject to meeting Lloyd’s requirements. Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards a corporate member’s ongoing capital requirements. Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Trust Funds applicable to the closed underwriting year may be distributed to the corporate member. As of December 31, 2009, Syndicate 5151 held $41.0 million in cash and cash equivalents and $80.3 million in investment securities, within the Trust Funds.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in 47 additional states and the District of Columbia. MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners Non-Admitted Insurance Model Act, which have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

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

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary.

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

Pursuant to the Consulting Agreement, the Company pays KVO a monthly consulting fee equal to 0.0025% of the Company’s consolidated total assets at the end of each month. In addition, if certain performance criteria with respect to the Company’s consolidated investment portfolio are satisfied, the Company will pay KVO a one-time fee of $250,000 after the end of its initial term ending in 2010. As of December 31, 2009, KVO had not met the performance criteria.

Pursuant to the IMA, KVO is entitled to receive a monthly management fee equal to 0.0833% of the net asset value of the Company’s investment account, which initially consisted of cash and securities in an aggregate amount equal to $100.0 million (the “Investment Account”). As of December 31, 2009, the value of the Investment Account, net of IMA fees paid and accrued to date, totaled $165.0 million.

For 2009 and 2008, Montpelier paid KVO an aggregate of $2.0 million and $1.0 million, respectively, for services provided under the Consulting Agreement and the IMA. At December 31, 2009 and 2008, Montpelier owed KVO an additional $0.2 million and $0.1 million for such services provided, respectively.

Also pursuant to the IMA, KVO is entitled to an annual incentive fee equal to 15% of the Net Profits of the Investment Account (as defined in the Consulting Agreement). With respect to the initial incentive fee period from May 1, 2008 to December 31, 2009, KVO earned an incentive fee of $9.7 million which was paid in January 2010.

Amounts due to KVO are incorporated in accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets.

Wilbur L. Ross, Jr., a Director of the Company and a former director of Blue Ocean, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC collectively owned 8.6% of the Company’s Common Shares outstanding at December 31, 2009. See Note 17.

In connection with the Blue Ocean Transaction, in June 2008 the Company purchased 248,756.2 Blue Ocean common shares (representing 9.8% of the total common shares outstanding at that date) from funds managed by WL Ross & Co. LLC for $5.1 million and Mr. Ross resigned as a director of Blue Ocean. The Blue Ocean Transaction received the unanimous approval of Blue Ocean’s noncontrolling shareholders.

In anticipation of the Blue Ocean Transaction, Montpelier cancelled its underwriting agreement with Blue Ocean Re (the “Underwriting Agreement”). During the years ended December 31, 2008 and 2007, Blue Ocean Re incurred $0.4 million and $12.6 million in total fees (consisting of underwriting and performance fees), respectively, related to the Underwriting Agreement.

NOTE 16. Commitments and Contingent Liabilities

Commitments

As of December 31, 2009, Montpelier had unfunded commitments to invest $23.5 million into three separate private investment funds.

Montpelier leases office space and computer equipment under noncancellable operating leases that expire on various dates. Montpelier also has various other operating lease obligations that are immaterial in the aggregate.

Future annual minimum commitments under existing noncancellable leases for office space are $5.2 million, $5.2 million, $5.2 million, $4.3 million, $3.8 million and $5.9 million for 2010, 2011, 2012, 2013, 2014, and 2015 & beyond, respectively.

Future annual minimum commitments under existing noncancellable leases for computer equipment are $2.3 million, $1.8 million, $1.3 million, and $0.5 million for 2010, 2011, 2012, and 2013 & beyond, respectively.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2010). In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier estimates that its 2010 obligation to the Central Fund will be approximately $1.2 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2010) and an overseas business charge, levied as a percentage of gross international premiums (that is, premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw. Montpelier estimates that its 2010 obligation to Lloyd’s for such charges will be approximately $1.1 million.

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net loss and loss expense reserves. See Note 4 for a description of the Company’s dispute with MPCL.

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at December 31, 2009.

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

Under Montpelier’s reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier considers reinsurers that are not rated or do not fall within the above rating threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed. Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis. See Note 4.

NOTE 17. Subsequent Events

During the period from January 1, 2010 to February 23, 2010, the Company repurchased 2,297,598 Common Shares at an average purchase price of $17.61 per share.

On February 26, 2010, the Company purchased the entirety of the 6,897,802 Common Shares previously owned by Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC at a price of $19.00 per share in a private transaction. The Common Shares acquired by the Company represented 8.9% of its common shares outstanding immediately prior to the transaction.

Pursuant to the transaction, Mr. Ross will resign from the Board of Directors of the Company on March 1, 2010.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009. Management has reviewed the results of its assessment with the Audit Committee.

PricewaterhouseCoopers, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as stated in their report which appears on page F-44.

February 26, 2010

/s/ Christopher L. Harris	/s/ Michael S. Paquette
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer & Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS

Hamilton, Bermuda

February 26, 2010

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2009 and 2008 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2009 Three Months Ended				2008 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net premiums earned	$154.8	$143.6	$141.4	$133.4	$134.8	$134.2	$119.2	$140.3
Net investment income	21.3	20.2	20.5	19.0	18.6	21.4	21.9	24.5
Net investment gains (losses)	8.3	87.1	89.3	(2.9)	(108.6)	(80.1)	(16.5)	(39.7)
Net foreign exchange gains (losses)	(1.1)	5.8	(3.3)	(3.9)	10.3	(7.7)	(3.9)	8.9
Net income (expense) from derivatives	3.4	(5.5)	4.5	4.9	(9.9)	(3.0)	(2.3)	0.9
Gain on early extinguishment of debt	—	—	—	5.9	—	—	—	—
Other revenue	—	—	0.3	0.2	0.2	0.2	0.2	0.4
Total revenues	186.7	251.2	252.7	156.6	45.4	65.0	118.6	135.3
Underwriting expenses	75.4	95.1	87.0	98.8	85.5	200.8	68.8	125.9
Interest and other financing charges	6.5	6.6	6.7	6.5	6.6	6.4	6.6	7.2
Total expenses	81.9	101.7	93.7	105.3	92.1	207.2	75.4	133.1
Income (loss) before income taxes and extraordinary item	104.8	149.5	159.0	51.3	(46.7)	(142.2)	43.2	2.2
Income tax benefit (provision)	(0.1)	(2.0)	—	1.0	(1.0)	—	(0.1)	—
Net income (loss) before extraordinary item	104.7	147.5	159.0	52.3	(47.7)	(142.2)	43.1	2.2
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	—	—	—	—	1.0	—
Net income (loss)	104.7	147.5	159.0	52.3	(47.7)	(142.2)	44.1	2.2
Net income attributable to noncontrolling interest in Blue Ocean	—	—	—	—	—	—	—	(1.9)
Net income (loss) attributable to the Company	$104.7	$147.5	$159.0	$52.3	$(47.7)	$(142.2)	$44.1	$0.3

Per share data:
Net income (loss) attributable to the Company before extraordinary item	$1.25	$1.68	$1.81	$.61	$(.57)	$(1.69)	$.50	$—
Net income (loss) attributable to common shareholders	$1.25	$1.68	$1.81	$.61	$(.57)	$(1.69)	$.51	$—
Fully converted book value per share	$21.14	$19.78	$18.12	$16.37	$15.94	$16.61	$18.24	$17.76
Fully converted tangible book value per share	$21.08	$19.73	$18.06	$16.31	$15.88	$16.56	$18.19	$17.71

SCHEDULE I

MONTPELIER RE HOLDINGS LTD.

SUMMARY OF INVESTMENTS — OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2009

		Carrying	Fair
Millions	Cost	Value	Value
Fixed maturity investments:
Bonds:
Corporate bonds and asset-backed securities	$1,333.9	$1,362.4	$1,362.4
U.S. Government and government agencies and authorities (1)	821.6	820.8	820.8
Convertibles and bonds with warrants attached	22.3	24.3	24.3
Total fixed maturities	2,177.8	2,207.5	2,207.5
Equity securities:
Public utilities	46.9	53.5	53.5
Banks, trust and insurance companies	36.9	41.3	41.3
Industrial, miscellaneous and other	66.5	72.4	72.4
Total equity securities	150.3	167.2	167.2
Other investments	95.1	94.1	94.1
Total investments	$2,423.2	$2,468.8	$2,468.8

(1) Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions	2009	2008
Assets:
Cash and cash equivalents	$10.4	$20.0
Other investments	3.1	3.1
Intercompany receivables	8.2	13.9
Other assets	2.5	3.4
Investments in subsidiaries and affiliates, on the equity method of accounting	2,099.3	1,701.7
Total assets	$2,123.5	$1,742.1
Liabilities:
Debt	$331.7	$352.5
Intercompany payables	43.9	14.4
Accounts payable and other liabilities	19.4	17.6
Total liabilities	395.0	384.5
Common shareholders’ equity	1,728.5	1,357.6
Total liabilities and common shareholders’ equity	$2,123.5	$1,742.1

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2009	2008	2007
Revenues	$5.9	$0.5	$3.1
Expenses	(50.5)	(51.9)	(32.6)
Net loss	(44.6)	(51.4)	(29.5)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	1.0	—
Equity in earnings (losses) of subsidiaries and affiliates	508.1	(95.1)	345.3
Consolidated net income (loss)	463.5	(145.5)	315.8
Other comprehensive income (loss) items	0.3	(5.4)	(1.8)
Consolidated comprehensive income (loss)	$463.8	$(150.9)	$314.0

SCHEDULE II

(continued)

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2009	2008	2007
Cash flows from operations:
Net income (loss)	$463.5	$(145.5)	$315.8
Charges (credits) to reconcile net income(loss) to net cash from operations:
Excess of fair value of acquired net assets over cost - Blue Ocean	—	(1.0)	—
Gain on early extinguishment of debt	(5.9)	—	—
Undistributed net (income) loss of subsidiaries and affiliates	(507.0)	137.3	(303.3)
Expense recognized for RSUs and DSUs	14.8	8.3	8.2
Net amortization and depreciation of assets and liabilities	1.2	0.7	0.1
Net change in other assets and other liabilities	36.6	(5.0)	(114.2)
Net cash provided from (used for) operations	3.2	(5.2)	(93.4)
Cash flows from investing activities:
Contributions of capital made to subsidiaries	(10.8)	(27.5)	(85.4)
Returns of capital received from subsidiaries and affiliates	120.5	236.5	339.9
Purchase of Blue Ocean noncontrolling interest	—	(30.5)	—
Net acquisitions of capitalized assets	(0.6)	(2.3)	—
Net cash provided from investing activities	109.1	176.2	254.5
Cash flows from financing activities:
Repurchase of debt	(15.1)	—	—
Repurchases of Common Shares and warrants	(112.6)	(129.8)	(124.7)
Settlement of Forward Sale Agreements	32.0	—	—
Amendment of Forward Sale Agreements	—	—	(3.9)
Dividends paid on Common Shares and warrants	(26.2)	(28.4)	(29.9)
Net cash used for financing activities	(121.9)	(158.2)	(158.5)
Net (decrease) increase in cash and cash equivalents during the year	(9.6)	12.8	2.6
Cash and cash equivalents - beginning of year	20.0	7.2	4.6
Cash and cash equivalents - end of year	$10.4	$20.0	$7.2

SCHEDULE III

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Reserves for
	Deferred	unpaid claims		Other policy			Claims and	Amortization
	policy	and claim		claims and	Net	Net	claims	of policy	Other	Net
	acquisition	adjustment	Unearned	benefits	premiums	investment	adjustment	acquisition	underwriting	premiums
	costs (1)	expenses	premiums (1)	payable	earned	income (2)	expenses	costs	expenses (3)	written
December 31, 2009:
Montpelier Bermuda	$19.8	$569.4	$131.9	$—	$426.0	$77.9	$64.4	$54.2	$62.2	$427.6
Montpelier Syndicate 5151	15.8	96.0	73.0	—	133.1	0.7	64.6	22.9	38.5	150.9
MUSIC	2.6	15.4	13.4	—	14.1	2.2	9.7	3.4	9.0	23.7

December 31, 2008:
Montpelier Bermuda	$19.5	$750.0	$140.7	$—	$459.7	$82.0	$245.9	$72.8	$43.3	$426.8
Montpelier Syndicate 5151	8.2	48.8	42.2	—	63.6	0.8	47.4	10.4	32.7	108.7
MUSIC	0.7	10.1	3.5	—	2.1	2.1	1.8	0.5	5.0	5.6
Blue Ocean	—	—	—	—	3.1	1.3	—	0.2	0.9	0.1

December 31, 2007:
Montpelier Bermuda	$26.6	$839.8	$173.6	$—	$491.3	$114.2	$173.3	$72.9	$53.6	$491.0
Montpelier Syndicate 5151	0.9	4.2	10.8	—	4.2	0.2	4.2	1.6	10.8	15.2
MUSIC	—	16.7	—	—	—	0.1	—	—	1.2	—
Blue Ocean	0.2	—	3.0	—	61.7	17.2	—	3.8	13.9	42.8

(1)          Excludes inter-segment eliminations relating to unearned premiums of $2.9 million and $1.2 million for 2009 and 2008, respectively.

(2)          Excludes $0.2 million, $0.2 million and $0.8 million of net investment income earned within Montpelier’s Corporate and Other operations for 2009, 2008 and 2007, respectively.

(3)          Excludes $27.4 million, $20.1 million and $6.4 million of other underwriting expenses incurred within Montpelier’s Corporate and Other operations for 2009, 2008 and 2007, respectively.

SCHEDULE IV

MONTPELIER RE HOLDINGS LTD.

REINSURANCE

($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage of
	Direct	other	from other	Net	amount
Net premiums written by segment	amount	companies (1)	companies (1)	amount	assumed to net

December 31, 2009:
Montpelier Bermuda	$26.3	$(24.8)	$426.1	$427.6	100%
Montpelier Syndicate 5151	23.7	(16.4)	143.6	150.9	95%
MUSIC	24.3	(0.6)	—	23.7	—%

December 31, 2008:
Montpelier Bermuda	$19.6	$(76.6)	$483.8	$426.8	113%
Montpelier Syndicate 5151	26.5	(7.6)	89.8	108.7	83%
MUSIC	5.6	—	—	5.6	—%
Blue Ocean	—	—	0.1	0.1	100%

December 31, 2007:
Montpelier Bermuda	$34.4	$(104.7)	$561.3	$491.0	114%
Montpelier Syndicate 5151	7.9	(0.1)	7.4	15.2	49%
MUSIC	—	—	—	—	—%
Blue Ocean	—	—	42.8	42.8	100%

(1) Excludes eliminations relating to inter-segment reinsurance of $9.1 million and $5.3 million for 2009 and 2008, respectively.

SCHEDULE VI

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Deferred	Reserves for unpaid claims	Discount, if				Claims and claims adjustment expenses		Amortization	Paid claims
		policy	and claims	any,		Net	Net	incurred related to		of policy	and claims	Net
		acquisition	adjustment	deducted in	Unearned	premiums	investment	current	prior	acquisition	adjustment	premiums
		costs (1)	expenses	Column C	premiums (1)	earned	income (2)	year	year	costs	expenses	written
Montpelier Bermuda:
	2009	$19.8	$569.4	$—	$131.9	$426.0	$77.9	$133.0	$(68.6)	$54.2	$194.0	$427.6
	2008	19.5	750.0	—	140.7	459.7	82.0	350.7	(104.8)	72.8	314.0	426.8
	2007	26.6	839.8	—	173.6	491.3	114.2	209.7	(36.4)	72.9	361.2	491.0

Montpelier Syndicate 5151:
	2009	$15.8	$96.0	$—	$73.0	$133.1	$0.7	$72.1	$(7.5)	$22.9	$17.4	$150.9
	2008	8.2	48.8	—	42.2	63.6	0.8	46.7	0.7	10.4	3.4	108.7
	2007	0.9	4.2	—	10.8	4.2	0.2	4.2	—	1.6	—	15.2

MUSIC:
	2009	$2.6	$15.4	$—	$13.4	$14.1	$2.2	$9.3	$0.4	$3.4	$1.6	$23.7
	2008	0.7	10.1	—	3.5	2.1	2.1	1.8	—	0.5	0.5	5.6
	2007	—	16.7	—	—	—	0.1	—	—	—	—	—

Blue Ocean:
	2008	—	—	—	—	3.1	1.3	—	—	0.2	—	0.1
	2007	0.2	—	—	3.0	61.7	17.2	—	—	3.8	—	42.8

(1)          Excludes inter-segment eliminations relating to unearned premiums of $2.9 million and $1.2 million for 2009 and 2008, respectively.

(2)          Excludes $0.2 million, $0.2 million and $0.8 million of net investment income earned within Montpelier’s Corporate and Other operations for 2009, 2008 and 2007, respectively.