Form 10-Q
period 2010-03-31
MONTPELIER RE HOLDINGS LTD
filed 2010-05-06
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, the registrant had 71,082,196 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2010	2009
Assets
Fixed maturity investments, at fair value (amortized cost: $2,076.5 and $2,177.8)	$2,111.5	$2,207.5
Equity securities, at fair value (cost: $111.7 and $150.3)	138.7	167.2
Other investments (cost: $75.5 and $92.0)	77.0	91.0
Total investments	2,327.2	2,465.7
Cash and cash equivalents	251.9	202.1
Restricted cash	43.9	40.9
Reinsurance recoverable on unpaid losses	67.8	69.6
Reinsurance recoverable on paid losses	43.9	44.5
Premiums receivable	250.3	161.5
Unearned premium ceded	20.0	14.7
Deferred acquisition costs	47.5	38.2
Accrued investment income	14.7	14.9
Unsettled sales of investments	5.8	1.5
Other assets	53.9	45.6
Total Assets	$3,126.9	$3,099.2
Liabilities
Loss and loss adjustment expense reserves	$779.4	$680.8
Debt	328.6	328.6
Unearned premium	318.4	215.4
Insurance and reinsurance balances payable	47.6	35.2
Unsettled purchases of investments	26.6	8.6
Accounts payable, accrued expenses and other liabilities	67.8	102.1
Total Liabilities	1,568.4	1,370.7

Commitments and contingent liabilities (See Note 11)	—	—

Common Shareholders’ Equity
Common Shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued 73,538,093 and 82,027,493 shares	0.1	0.1
Additional paid-in capital	1,379.4	1,541.2
Treasury shares at cost: 2,455,897 and 2,028,698 shares	(39.6)	(32.3)
Retained earnings	225.9	222.4
Accumulated other comprehensive loss	(7.3)	(2.9)
Total Common Shareholders’ Equity	1,558.5	1,728.5
Total Liabilities and Common Shareholders’ Equity	$3,126.9	$3,099.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
(In millions of U.S. dollars, except per share amounts)	2010	2009
Revenues
Gross premiums written	$274.8	$250.6
Reinsurance premiums ceded	(12.9)	(12.8)

Net premiums written	261.9	237.8
Change in net unearned premiums	(103.4)	(104.4)

Net premiums earned	158.5	133.4
Net investment income	18.5	19.0
Net realized and unrealized investment gains (losses)	28.8	(2.9)
Net foreign exchange gains (losses)	7.1	(3.9)
Net income (expense) from derivative instruments	(2.9)	4.9
Gain on early extinguishment of debt	—	5.9
Other revenue	0.2	0.2

Total revenues	210.2	156.6
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	144.2	46.2
Acquisition costs	22.4	23.9
General and administrative expenses	29.1	28.7
Non-underwriting expenses:
Interest and other financing expenses	6.5	6.5

Total expenses	202.2	105.3

Income before income taxes	8.0	51.3
Income tax benefit	1.9	1.0

Net income	9.9	52.3

Change in foreign currency translation	(1.8)	(1.0)
Change in fair value of Symetra	—	(0.2)
Reclassification of inception-to-date net unrealized gain from Symetra	(2.6)	—

Comprehensive income	$5.5	$51.1

Basic and diluted earnings per share	$0.13	$0.61

Dividends declared per Common Share	$0.090	$0.075

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010 and 2009

Unaudited

	Total
	common	Common	Additional	Treasury		Accum. other
	shareholders’	Shares	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	at par	capital	at cost	earnings	loss

Balances at December 31, 2009	$1,728.5	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)

Net income	9.9	—	—	—	9.9	—
Other comprehensive loss	(4.4)	—	—	—	—	(4.4)
Repurchases of Common Shares	(171.5)	—	(159.4)	(12.1)	—	—
Issuances of Common Shares from treasury	—	—	(4.8)	4.8	—	—
Expense recognized for RSUs	3.2	—	3.2	—	—	—
RSUs withheld for income taxes	(0.8)	—	(0.8)	—	—	—
Dividends declared on Common Shares	(6.4)	—	—	—	(6.4)	—

Balances at March 31, 2010	$1,558.5	$0.1	$1,379.4	$(39.6)	$225.9	$(7.3)

	Total
	common	Common	Additional	Treasury		Accum. other
	shareholders’	Shares	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	at par	capital	at cost	deficit	loss

Balances at December 31, 2008	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)

Net income	52.3	—	—	—	52.3	—
Other comprehensive loss	(1.2)	—	—	—	—	(1.2)
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	(0.1)	32.1	—	—	—
Issuances of Common Shares from treasury	0.4	—	(5.9)	6.3	—	—
Expense recognized for RSUs	2.7	—	2.7	—	—	—
RSUs withheld for income taxes	(0.1)	—	(0.1)	—	—	—
Dividends declared on Common Shares	(6.4)	—	—	—	(6.4)	—

Balances at March 31, 2009	$1,437.3	$0.1	$1,627.8	$(17.5)	$(168.7)	$(4.4)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In millions of U.S. dollars)	2010	2009

Cash flows from operations:
Net income	$9.9	$52.3
Charges (credits) to reconcile net income to net cash from operations:
Gain on early extinguishment of debt	—	(5.9)
Net realized and unrealized investment (gains) losses	(28.8)	2.9
Net realized and unrealized losses (gains) on investment-related derivative instruments	2.0	(6.6)
Net amortization and depreciation of assets and liabilities	4.1	3.0
Expense recognized for RSUs	3.2	2.7
Net change in:
Loss and loss adjustment expense reserves	104.5	(29.5)
Reinsurance recoverable on paid and unpaid losses	(1.4)	10.6
Unearned premium	109.5	102.3
Insurance and reinsurance balances payable	12.6	12.2
Unearned premium ceded	(6.5)	1.4
Deferred acquisition costs	(10.5)	(10.8)
Premiums receivable	(92.5)	(68.3)
Other assets	(11.1)	(5.9)
Accounts payable, accrued expenses and other liabilities	(24.7)	(15.5)
Other	(16.5)	(0.8)
Net cash provided from operations	53.8	44.1

Cash flows from investing activities:
Purchases of fixed maturity investments	(401.0)	(662.3)
Purchases of equity securities	(67.5)	(100.6)
Purchases of other investments	(22.9)	(25.2)
Sales, maturities, calls and pay downs of fixed maturity investments	529.7	568.1
Sales of equity securities	130.0	127.6
Sales and redemptions of other investments	14.7	40.3
Settlements of investment-related derivative instruments	(1.0)	—
Net change in restricted cash	(1.9)	1.3
Payment of accrued investment performance fees	(9.8)	—
Acquisitions of capitalized assets	—	(1.4)
Net cash provided from (used for) investing activities	170.3	(52.2)

Cash flows from financing activities:
Repurchases of Common Shares	(171.5)	—
Settlement of Forward Sale Agreements	—	32.0
Dividends paid on Common Shares	(7.2)	(6.8)
Net cash (provided from) used for financing activities	(178.7)	25.2

Effect of exchange rate fluctuations on cash and cash equivalents	4.4	0.5

Net increase in cash and cash equivalents during the period	49.8	17.6
Cash and cash equivalents - beginning of year	202.1	260.9
Cash and cash equivalents - end of period	$251.9	$278.5

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

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC.  Each segment is a separate underwriting platform through which the Company writes insurance and reinsurance business. The segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for the three months ended March 31, 2010 and 2009 is presented in Note 9. The activities of the Company and certain of its intermediate holding and service companies, collectively referred to as “Corporate and Other,” are also presented.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities are as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the collective assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Marketing Services Limited (“MMSL”).

Montpelier Re, the Company’s principal wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer.  Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.

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

MUI, MEAG and PUAL serve as the Company’s wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151. MUI, the Company’s wholly-owned U.S. subsidiary based in Hartford, Connecticut, underwrites insurance and reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, the Company’s wholly-owned Swiss subsidiary based in Zug, Switzerland, focuses on insurance and reinsurance markets in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.  PUAL, the Company’s newly formed, wholly-owned U.K. subsidiary based in London, underwrites business on behalf of both Syndicate 5151 and third parties, with a focus on specialist contractors, recycling and crime classes of business.

MUSIC

The MUSIC segment consists solely of the assets and operations of Montpelier U.S. Insurance Company (“MUSIC”), the Company’s wholly-owned U.S. subsidiary based in Scottsdale, Arizona.

MUSIC, formerly known as General Agents Insurance Company of America, Inc., is an Oklahoma domiciled stock property and casualty insurance corporation acquired from GAINSCO, Inc. (“GAINSCO”) in November 2007.  MUSIC is a domestic surplus lines insurer in Oklahoma and is authorized as an excess and surplus lines insurer in 47 additional states and the District of Columbia.  At the time of acquisition, MUSIC had no employees or in force premium. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

Corporate and Other

The Company’s Corporate and Other activities consist of the assets and operations of the Company and certain of its intermediate holding and service companies, including Montpelier Technical Resources Ltd. (“MTR”).

MTR, the Company’s wholly-owned U.S. subsidiary with its main offices in Woburn, Massachusetts and Hanover, New Hampshire, provides accounting, finance, risk management, information technology, internal audit, human resources and advisory services to many of the Company’s subsidiaries.

The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, written and earned premiums, ceded reinsurance and share based compensation.

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

Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy or contract.  For direct insurance, and facultative and losses-occurring reinsurance contracts, the earnings period is the same as the reinsurance contract. For risks-attaching contracts, the earnings period is based on the terms of the underlying insurance policies.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of March 31, 2010 and December 31, 2009, Montpelier’s provision for doubtful accounts was $2.6 million and $2.3 million, respectively.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of ceding commissions, brokerage, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and loss adjustment expenses (“LAE”), and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  During the three months ended March 31, 2010 and 2009, Montpelier recorded reductions in its premium deficiency of $0.1 million related to the operations of Syndicate 5151.

Included in acquisition costs are profit commissions incurred. Accrued profit commissions are included in insurance and reinsurance balances payable.

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, PUAL, MCL, MUSL and MMSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all other operations. The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity as translation gains and losses, with changes therein reported as a component of other comprehensive income.

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations.

Currency	Opening Rate January 1, 2009	Closing Rate March 31, 2009	Opening Rate January 1, 2010	Closing Rate March 31, 2010
British Pound (GBP)	1.4592	1.4323	1.5948	1.5074
Swiss Franc (CHF)	0.9357	0.8777	0.9647	0.9381

Other transactions involving certain monetary assets and liabilities denominated in foreign currencies have been converted into U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using either specific or average exchange rates for the period, as appropriate.  Net foreign exchange transaction gains and losses arising from these activities are reported as a component of net income in the period in which they arise.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees. Montpelier incurred performance fees related to investments and investment-related derivative instruments of $0.2 million and $1.9 million, during the three months ending March 31, 2010 and 2009, respectively.

Other investments are carried at either fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $43.9 million at March 31, 2010 consisted of $42.8 million of collateral supporting open short sale investment and derivative positions and $1.1 million of overseas deposit accounts held at Lloyd’s. Restricted cash of $40.9 million at December 31, 2009 consisted of $39.4 million of collateral supporting open short sale investment and derivative positions and $1.5 million of overseas deposit accounts held at Lloyd’s.

Net investment income is stated net of investment management, custody and certain other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Common Shares Held In Treasury

The Company’s treasury shares are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of March 31, 2010 and December 31, 2009, the Company had inception-to-date gains of $2.8 million and $2.9 million, respectively, from issuances of its treasury shares which has been recorded as additional paid-in capital. See Note 8.

2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and LAE reserve activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Gross unpaid loss and LAE reserves - beginning	$680.8	$808.9
Reinsurance recoverable on unpaid losses - beginning	(69.6)	(122.9)
Net unpaid loss and LAE reserves - beginning	611.2	686.0

Losses and LAE incurred:
Current year losses	168.3	60.9
Prior year losses	(24.1)	(14.7)
Total losses and LAE incurred	144.2	46.2

Net impact of foreign currency movements	(5.9)	(0.6)

Losses and LAE paid:
Current year losses	(1.0)	(2.0)
Prior year losses	(36.9)	(57.0)
Total losses and LAE paid	(37.9)	(59.0)

Net unpaid loss and LAE reserves - ending	711.6	672.6
Reinsurance recoverable on unpaid losses - ending	67.8	105.9
Gross unpaid loss and LAE reserves - ending	$779.4	$778.5

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

Prior Year Loss and LAE Development — three months ended March 31, 2010

During the first quarter of 2010, Montpelier experienced $24.1 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  2007 European Windstorm Kyrill and U.K. floods ($1.5 million decrease),

•                  2008 European Windstorm Emma ($1.2 million decrease),

•                  2009 European Windstorm Klaus ($1.1 million decrease),

•                  Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($7.2 million decrease). This decrease related to several loss events,

•                  Casualty reserves associated with the Other Specialty - Treaty and Property and Specialty Individual Risk lines of business ($2.7 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

Prior Year Loss and LAE Development — three months ended March 31, 2009

During the first quarter of 2009, Montpelier experienced $14.7 million in net favorable development on prior year loss and LAE reserves relating primarily to the following loss events:

•                  2005 Hurricanes ($3.8 million decrease),

•                  2007 catastrophes, including European Windstorm Kyrill and U.K. floods ($3.1 million decrease),

•                  Other prior year losses, primarily relating to adjustments in the crop, aviation, marine and casualty classes of business ($7.8 million decrease).

Montpelier’s reserving process is highly dependent on loss information received from its cedants. With respect to prior year loss development reported during the 2009 and 2010 periods, information and experience obtained since the last reporting date included changes in loss amounts reported by ceding companies, IBNR recorded as a result of these loss advices and other information and events.

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

Earned reinsurance premiums ceded were $6.9 million and $14.4 million for the three months ended March 31, 2010 and 2009, respectively. The increase (decrease) in estimated ultimate reinsurance recoveries included in loss and LAE were $0.2 million and $(9.5) million for the three months ended March 31, 2010 and 2009, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

As of March 31, 2010, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $6.7 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at March 31, 2010, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $6.7 million. In addition, the Company has received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

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

Montpelier records provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Montpelier does not believe that there are any amounts uncollectible from its reinsurers as of the balance sheet dates presented.

Certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for foregone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
Rating	Amount	% of Total	Amount	% of Total
A++	$—	—%	$—	—%
A+	43.3	98	42.7	96
A	0.3	1	1.7	4
A-	0.3	1	0.1	—
Total reinsurance recoverable on paid losses	$43.9	100%	$44.5	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
Rating	Amount	% of Total	Amount	% of Total
A++	$—	—%	$0.4	1%
A+	26.2	39	27.7	40
A	29.9	44	30.1	43
A-	1.9	3	2.3	3
Unrated by A.M. Best	3.1	4	3.0	4
Recoverable under MUSIC guarantee	6.7	10	6.1	9
Total reinsurance recoverable on unpaid losses	$67.8	100%	$69.6	100%

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings generally involve insurance or reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with Montpelier’s net loss and LAE reserves.

In October, 2007, following the failure of contractually-mandated mediation, Montpelier Re received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”).  The notice involved two contracts pursuant to which Montpelier Re purchased reinsurance protection from MPCL (the “Disputed Contracts”).  MPCL has sought in the arbitration to rescind, in whole or in part, the Disputed Contracts, and has sought further relief, including but not limited to attorney fees and interest.

The hearings in the arbitration were concluded in February of 2010 and the Company is currently awaiting the decision of the arbitrators.

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

4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	March 31, 2010		December 31, 2009
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$608.9	$612.7	$651.7	$653.6
Corporate debt securities	530.3	560.9	537.1	571.7
Debt securities issued by the U.S. Treasury and its agencies	414.7	415.6	461.4	461.0
U.S. government-sponsored enterprise securities	294.5	294.5	336.1	335.2
Commercial mortgage-backed securities	77.2	75.9	66.8	63.0
Debt securities issued by states of the U.S. and political subdivisions	38.0	38.7	24.0	24.6
Other debt obligations	112.9	113.2	100.7	98.4
Total fixed maturity investments	$2,076.5	$2,111.5	$2,177.8	$2,207.5

Equity securities:
Energy	$26.3	$36.3	$35.2	$44.3
Financial	39.0	46.7	33.9	38.1
Technology	21.2	24.9	23.2	26.9
Consumer goods	8.9	9.8	15.9	18.0
Materials	1.5	2.4	15.9	16.1
Other	14.8	18.6	26.2	23.8
Total equity securities	$111.7	$138.7	$150.3	$167.2

As of March 31, 2010, 86% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 13% were rated “BBB” (Good) or below by Standard & Poor’s and 1% were unrated and primarily represented participations in secured bank loans.

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities of $41.7 million and $38.1 million at March 31, 2010 and December 31, 2009, respectively, with associated net unrealized losses of $2.6 million and $0.5 million, respectively.

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair value or their underlying net asset value, depending on Montpelier’s ownership share. For those funds carried at fair value, the underlying net asset value is used as a best estimate of fair value.  Montpelier’s CAT Bonds, debt instruments whose principal and interest are forgiven if specified events occur, and derivative instruments are carried at fair value.  See Note 6.

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	March 31, 2010		December 31, 2009
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and other	$29.9	$29.9	$30.8	$30.8

Other investments carried at fair value:
CAT Bonds	$10.0	$10.3	$10.0	$10.0
Limited partnership interests	33.5	34.1	27.9	26.5
Symetra common shares	—	—	20.0	22.6
Derivative instruments	2.1	2.7	3.3	1.1
Total other investments carried at fair value	$45.6	$47.1	$61.2	$60.2

Other investments	$75.5	$77.0	$92.0	$91.0

Net appreciation or depreciation on Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported as net realized and unrealized gains (losses) in the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (expense) from derivative instruments.

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

In January 2010 Montpelier’s investment in the common stock of Symetra Financial Corporation (“Symetra”) began trading on the New York Stock Exchange under symbol “SYA” as a result of the completion of Symetra’s initial public offering (the “Symetra IPO”). Prior to the Symetra IPO, Symetra was carried as an other investment on the Company’s consolidated balance sheets and its net appreciation or depreciation was reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income on the Company’s consolidated statements of operations.

Montpelier’s investment in Symetra is now presented as an equity security on the Company’s consolidated balance sheets and changes in its fair value are recorded as net realized and unrealized gains (losses) on the Company’s consolidated statements of operations. The Company’s cumulative net appreciation associated with its investment in Symetra, which totaled $2.6 million at December 31, 2009, has been reclassified from other comprehensive income and is now included in net unrealized investment gains on the Company’s consolidated statements of operations.

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

•                  Level 3 inputs — unobservable inputs.

The Company uses an independent service provider to assist the Company with its investment accounting function. This service provider, as well as the Company’s investment managers, in turn use several pricing services and brokers to assist with the determination of the fair value of the Company’s marketable securities. The ultimate pricing source varies based on the security and pricing service, but investments valued on the basis of observable (Levels 1 and 2) inputs are generally assigned values on the basis of actual transactions.

Most investments valued on the basis of Level 2 inputs are not traded on an exchange. In order to establish valuations for these investments, pricing services generally incorporate market data involving similar securities in pricing models. For securities valued on the basis of Level 3 inputs, this market data is not available, and pricing services generally rely on non-binding broker quotes or reasonably comparable quotes.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$3.3	$609.4	$—	$612.7
Corporate debt securities	—	509.4	51.5	560.9
Debt securities issued by the U.S. Treasury and its agencies	280.1	135.5	—	415.6
U.S. government-sponsored enterprise securities	—	294.5	—	294.5
Commercial mortgage-backed securities	—	75.9	—	75.9
Debt securities issued by U.S. states and political subdivisions	—	38.7	—	38.7
Other debt obligations	—	95.4	17.8	113.2
Total fixed maturity investments	$283.4	$1,758.8	$69.3	$2,111.5

Equity securities:
Energy	$36.3	$—	$—	$36.3
Financial	42.3	4.3	0.1	46.7
Technology	23.5	1.4	—	24.9
Consumer goods	9.6	0.2	—	9.8
Materials	2.3	0.1	—	2.4
Other	17.2	0.1	1.3	18.6
Total equity securities	$131.2	$6.1	$1.4	$138.7

Other investments	$—	$13.0	$34.1	$47.1
Total investments carried at fair value	$414.6	$1,777.9	$104.8	$2,297.3

	December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$3.3	$589.8	$60.5	$653.6
Corporate debt securities	—	493.0	78.7	571.7
Debt securities issued by the U.S. Treasury and its agencies	287.3	173.7	—	461.0
U.S. government-sponsored enterprise securities	—	335.2	—	335.2
Commercial mortgage-backed securities	—	63.0	—	63.0
Debt securities issued by U.S. states and political subdivisions	—	24.6	—	24.6
Other debt obligations	—	88.1	10.3	98.4
Total fixed maturity investments	$290.6	$1,767.4	$149.5	$2,207.5

Equity securities:
Energy	$44.3	$—	$—	$44.3
Financial	28.9	5.2	4.0	38.1
Technology	26.1	1.5	—	27.6
Consumer goods	17.7	0.3	—	18.0
Materials	16.0	0.1	—	16.1
Other	22.4	0.7	—	23.1
Total equity securities	$155.4	$7.8	$4.0	$167.2

Other investments	$—	$11.1	$49.1	$60.2
Total investments carried at fair value	$446.0	$1,786.3	$202.6	$2,434.9

Montpelier’s open short equity positions are valued on the basis of Level 1 inputs.

Investments classified as Level 3 as of March 31, 2010 and December 31, 2009 primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, preferred instruments; and (iii) with respect to other investments, certain limited partnerships. As of December 31, 2009, other investments classified as Level 3 also included Montpelier’s investment in Symetra.

As of March 31, 2010 and December 31, 2009, the Company’s Level 3 investments represented 4.6% and 8.3% of its total investments measured at fair value, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ending March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$60.5	$—	$—	$—	$(60.5)	$—
Commercial mortgage-backed securities	—	—	—	—	—	—
Corporate debt securities	78.7	(0.6)	(0.6)	2.1	(28.1)	51.5
Debt securities issued by the U.S. Treasury and its agencies	—	—	—	—	—	—
Debt securities issued by U.S. states and political subdivisions	—	—	—	—	—	—
Other debt obligations	10.3	7.5	—	—	—	17.8
Total fixed maturity investments	$149.5	$6.9	$(0.6)	$2.1	$(88.6)	$69.3

Equity securities:
Consumer goods	$—	$—	$—	$—	$—	$—
Financial	4.0	(2.2)	—	(1.7)	—	0.1
Energy	—	—	—	—	—	—
Materials	—	—	—	—	—	—
Technology	—	—	—	—	—	—
Other	—	1.3	—	—	—	1.3
Total equity securities	$4.0	$(0.9)	$—	$(1.7)	$—	$1.4

Other investments	$49.1	$5.6	$—	$2.0	$(22.6)	$34.1
Total level 3 investments	$202.6	$11.6	$(0.6)	$2.4	$(111.2)	$104.8

During the first quarter of 2010, increased analyses regarding the valuations of residential mortgage-backed and corporate fixed maturity securities supported a higher reliance on observable inputs than previously indicated resulting in a shift of such investments to Level 2. During the first quarter of 2010, Montpelier’s investment in Symetra was reclassified from other investments to equity securities and was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

	Three Months Ended March 31, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments as of December 31, 2008	$158.9	$1.4	$31.0	$191.3
Net payments, purchases and sales	18.3	6.0	—	24.3
Net realized gains (losses)	(0.2)	0.8	—	0.6
Net unrealized gains	10.1	2.6	0.3	13.0
Net transfers out	(93.4)	(1.0)	—	(94.4)
Level 3 investments as of March 31, 2009	$93.7	$9.8	$31.3	$134.8

During the first quarter of 2009, increased pricing transparency associated with certain of Montpelier’s fixed maturities historically classified as Level 3 supported a shift of such investments to Level 2.

There were no transfers between Levels 1 and 2 during the periods presented.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short equity positions for the three months ended March 31, 2010 and 2009, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income

Three Months Ended March 31, 2010:
Fixed maturity investments	$12.4	$5.2	$—	$17.6	$—
Equity securities	0.3	7.4	0.2	7.9	—
Other investments	0.2	3.3	(2.8)	0.7	(2.6)

Three Months Ended March 31, 2009:
Fixed maturity investments	$0.5	$9.1	$—	$9.6	$—
Equity securities	(8.6)	(0.7)	(2.9)	(12.2)	—
Other investments	(4.1)	0.9	5.1	1.9	(0.2)

(1)         Represents realized and unrealized foreign exchange gains from investments and income (expense) derived from the Company’s investments in Foreign Exchange Contracts and Investment Options and Futures (See Note 6).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended March 31,
	2010	2009

Fixed maturity investments	$20.2	$18.0
Cash and cash equivalents	—	0.2
Equity securities	0.3	1.2
Other investments	0.3	1.3
Total investment income	20.8	20.7
Investment expenses	(2.3)	(1.7)
Net investment income	$18.5	$19.0

Other Matters

Effective March 31, 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust has been set at $230.0 million. As of March 31, 2010, the fair value of Montpelier’s cash and investments held in the Lloyd’s Capital Trust was $246.7 million.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $6.8 million at March 31, 2010 and December 31, 2009.

Sales of investments totaled $558.3 million and $490.0 million for the three months ended March 31, 2010 and 2009, respectively.  Maturities, calls and paydowns of investments totaled $116.1 million and $246.0 million for the three months ended March 31, 2010 and 2009, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the periods presented.

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

On March 31, 2009, the Company entered into a transaction to repurchase $21.0 million in face value of its Senior Notes which settled in April 2009. The Company recognized a gain of $5.9 million on the transaction representing the difference between the $15.1 million in consideration paid and the carrying value of the Senior Notes repurchased plus accrued interest thereon.  The gain has been recorded on the Company’s statements of operations as a separate component of its total revenues.

The unamortized carrying value of the Senior Notes at March 31, 2010 and December 31, 2009, was $228.6 million.

The Company incurred interest expense on the Senior Notes of $3.5 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively. The Company paid $7.0 million and $7.7 million in interest on the Senior Notes during of these periods, respectively.

Trust Preferred Securities

In January 2006, the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option at par beginning March 30, 2011, and require quarterly distributions of interest. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.

Effective March 31, 2010, Montpelier Capital Trust III has been consolidated into the Company’s consolidated balance sheets, and is shown on a consolidated basis for all periods presented. This consolidation, which had the effect of reducing the Company’s historical other investment and debt balances at December 31, 2009 by $3.1 million, had no impact on the Company’s statements of operations, cash flows or shareholders’ equity.

The Company incurred interest expense on the Trust Preferred Securities of $2.2 million for each of the three months ended March 31, 2010 and 2009. The Company paid $2.2 million in interest on the Trust Preferred Securities during each of these periods.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $552.7 million at March 31, 2010. The following table outlines these facilities as of March 31, 2010:

Secured operational Letter of Credit Facilities	Credit Line	Amount drawn	Expiry Date

Montpelier Re’s Syndicated facility: Tranche B	$225.0	$115.3	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility (I)	$500.0	$38.6	June 2011
Montpelier Re’s Syndicated 5-Year facility (II)	$215.0	$101.6	June 2012
Montpelier Re’s Bilateral facility	$100.0	$10.1	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of March 31, 2010 and December 31, 2009, the Company and Montpelier Re were in compliance with all covenants.

Effective March 31, 2010, Montpelier voluntarily terminated its $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing FAL requirements.  See Note 4.

6. Derivative Instruments

Montpelier enters into derivative instruments from time to time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

The following table presents the fair values of Montpelier’s derivative instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Derivative contracts recorded as other investments:
Foreign Exchange Contracts	$0.8	$(0.7)
Investment Options and Futures	1.9	1.8

Total derivative contracts recorded as other investments	$2.7	$1.1

The following table presents the net income (expense) from Montpelier’s derivative instruments during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

CAT Bond Protection	$—	$(0.2)
Foreign Exchange Contracts	(0.9)	(1.5)
Investment Options and Futures	(2.0)	6.6

Net income (expense) from derivative instruments	$(2.9)	$4.9

A description of each of Montpelier’s derivative instrument activities follows:

CAT Bond Protection

In December 2005, Montpelier purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party which financed this coverage through the issuance of $90.0 million in catastrophe bonds (“CAT Bond Protection”) to investors under two separate bond tranches, each of which matured in January 2009.  Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier. For that reason, this transaction was accounted for as a derivative, rather than as a reinsurance transaction, and was carried at fair value.

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by Montpelier.

Foreign Exchange Contracts

Montpelier’s foreign currency exchange agreements (“Foreign Exchange Contracts”) constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they are designed to protect Montpelier against adverse movements in foreign exchange rates. Montpelier’s open foreign currency agreements at March 31, 2010 were denominated in British pounds and Swiss francs.

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.  At March 31, 2010 and December 31, 2009, Montpelier was party to outstanding foreign currency exchange agreements with gross notional exposures of $31.0 million and $30.5 million, respectively.

Investment Options and Futures

Montpelier’s various exchange-traded investment options and futures (“Investment Options and Futures”) are a part of the investing strategy of certain of its investment managers and are also used to reduce its exposure to interest rate fluctuations.  As of March 31, 2010 and December 31, 2009, Montpelier had open long option positions with a fair value of $1.9 million and $1.8 million, respectively.

The fair value of the open options is derived based on other observable (Level 2) inputs.

Forward Sale Agreements and Share Issuance Agreement

The Company was previously a party to two equity forward sale agreements (the “Forward Sale Agreements”) under which it was entitled to sell Common Shares to an affiliate of Credit Suisse Securities (USA) LLC (the “Forward Counterparty”) at minimum floor prices specified in each Forward Sale Agreement.  The Company was also previously a party to a related share issuance agreement (the “Share Issuance Agreement”) whereby the Company issued Common Shares to the Forward Counterparty for an amount equal to the par value of such Common Shares. Subsequent to the settlement of the first forward sale agreement in March 2007, the Company had 7,920,000 Common Shares issued and outstanding under the Share Issuance Agreement.

In February 2009 the Company and the Forward Counterparty agreed to the early termination of the second Forward Sale Agreement and the Share Issuance Agreement.  In connection with the termination of these agreements, in March 2009, the Forward Counterparty: (i) made a $32.0 million cash payment to the Company; and (ii) delivered to the Company, in exchange for a cash payment of $0.01, 5,920,000 of the 7,920,000 Common Shares previously issued to them under the Share Issuance Agreement.  See Note 8. The early settlement of these agreements had the same economic effect as the Company issuing 2,000,000 Common Shares for $32.0 million.

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

7.  Related Party Transactions

Wilbur L. Ross, Jr., a former director of the Company, is Chairman and CEO of WL Ross & Co. LLC. On February 26, 2010, the Company purchased the entirety of the 6,897,802 Common Shares previously owned by Mr. Ross and investment funds managed by WL Ross & Co LLC at a price of $19.00 per share in a private transaction. The Common Shares acquired by the Company represented 8.9% of the Common Shares outstanding immediately prior to the transaction.

In connection with this transaction, Mr. Ross resigned from the Company’s Board of Directors (the “Board”) on March 1, 2010.

8.  Common Shareholders’ Equity

Common Shares

The following table summarizes the Company’s Common Share activity during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in Common Shares)	2010	2009
Beginning Common Shares outstanding	79,998,795	91,826,704
Acquisitions of Common Shares:
Common Shares repurchased and placed in treasury	(706,000)	—
Common Shares repurchased and retired	(8,489,400)	—
Common Shares retired in connection with the Share Issuance Agreement	—	(5,920,000)
Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	278,801	395,876
Issuances in satisfaction of DSU obligations	—	26,703

Ending Common Shares outstanding	71,082,196	86,329,283

2010 Common Share activity

The Company purchased 706,000 Common Shares at an average price of $17.23 per share from January 4, 2010 to January 11, 2010. These shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations. See Note 13.

The Company purchased 1,591,598 Common Shares at an average price of $17.77 per share from January 12, 2010 to February 23, 2010. These shares were subsequently retired.

On February 26, 2010, the Company purchased the entirety of the 6,897,802 Common Shares previously owned by Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC. at a price of $19.00 per share.  See Note 7.  These shares were subsequently retired.

During the first quarter of 2010, the Company issued 278,801 Common Shares to employees in satisfaction of vested Restricted Share Unit (“RSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.1 million, which was recorded as additional paid-in capital.

2009 Common Share activity

In connection with the termination of the Company’s Share Issuance Agreement on March 4, 2009, the Forward Counterparty delivered to the Company 5,920,000 Common Shares previously issued to it in exchange for a cash payment of $0.01.  See Note 6.  These Common Shares were subsequently retired.

During the first quarter of 2009, the Company issued 395,876 Common Shares to employees in satisfaction of vested RSU obligations and 26,703 Common Shares to certain of its directors in satisfaction of Director Share Unit (“DSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.3 million, which was recorded as additional paid-in capital.

Dividends Declared on Common Shares

The Company declared regular cash dividends of $0.09 and $0.075 per Common Share during the three months ending March 31, 2010 and 2009, respectively.

9.  Segment Reporting

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC. The Montpelier Bermuda segment includes the assets and operations of Montpelier Re and MMSL; the Montpelier Syndicate 5151 segment includes the assets and operations of MCL, Syndicate 5151, MUAL, PUAL, MUSL, MEAG and MUI; and the MUSIC segment includes the assets and operations of MUSIC. The segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany reinsurance agreements among them. The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Board and senior management.

The Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services are collectively referred to “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Montpelier Bermuda	$2,760.4	$2,787.3
Montpelier Syndicate 5151	260.9	205.1
MUSIC	83.4	77.2
Corporate and Other	22.2	32.7

Total assets	$3,126.9	$3,102.3

A summary of Montpelier’s statements of operations by segment for the three months ended March 31, 2010 follows:

Three Months Ended March 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$183.4	$82.8	$8.6	$—	$274.8
Reinsurance premiums ceded	(8.6)	(4.2)	(0.1)	—	(12.9)
Net premiums written	174.8	78.6	8.5	—	261.9
Change in unearned premiums	(65.7)	(36.0)	(1.7)	—	(103.4)
Net premiums earned	109.1	42.6	6.8	—	158.5

Loss and LAE	(83.5)	(56.2)	(4.5)	—	(144.2)
Acquisition costs	(14.5)	(6.4)	(1.5)	—	(22.4)
General and administrative expenses	(11.0)	(8.9)	(2.4)	(6.8)	(29.1)
Underwriting loss	0.1	(28.9)	(1.6)	(6.8)	(37.2)
Net investment income	17.7	0.3	0.5	—	18.5
Other revenue	0.2	—	—	—	0.2
Investment and foreign exchange gains	25.2	9.4	0.4	0.9	35.9
Net expense from derivative instruments	(2.9)	—	—	—	(2.9)
Interest and other financing expenses	(0.4)	(0.5)	—	(5.6)	(6.5)

Income before income taxes	$39.9	$(19.7)	$(0.7)	$(11.5)	$8.0

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended March 31, 2010 follows:

Three Months Ended March 31, 2010	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$11.8	$71.0	$82.8
Reinsurance premiums ceded	(2.1)	(2.1)	(4.2)
Net premiums written	9.7	68.9	78.6
Change in unearned premiums	0.5	(36.5)	(36.0)
Net premiums earned	10.2	32.4	42.6

Loss and LAE	(9.0)	(47.2)	(56.2)
Acquisition costs	(2.3)	(4.1)	(6.4)
General and administrative expenses	(3.4)	(5.5)	(8.9)
Underwriting loss	$(4.5)	$(24.4)	$(28.9)

A summary of Montpelier’s statements of operations by segment for the three months ended March 31, 2009 follows:

Three Months Ended March 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other(1)	Total

Gross premiums written	$183.1	$64.5	$3.4	$(0.4)	$250.6
Reinsurance premiums ceded	(10.3)	(2.9)	—	0.4	(12.8)
Net premiums written	172.8	61.6	3.4	—	237.8
Change in unearned premiums	(65.8)	(36.9)	(1.7)	—	(104.4)
Net premiums earned	107.0	24.7	1.7	—	133.4

Loss and LAE	(34.2)	(10.7)	(1.3)	—	(46.2)
Acquisition costs	(19.3)	(4.2)	(0.4)	—	(23.9)
General and administrative expenses	(13.6)	(8.6)	(1.8)	(4.7)	(28.7)
Underwriting income	39.9	1.2	(1.8)	(4.7)	34.6
Net investment income	18.2	0.1	0.6	0.1	19.0
Gain on early extinguishment of debt	—	—	—	5.9	5.9
Other revenue	0.2	—	—	—	0.2
Net investment and foreign exchange losses	(9.2)	1.9	0.2	0.3	(6.8)
Net income from derivative instruments	4.9	—	—	—	4.9
Interest and other financing expenses	(0.4)	(0.3)	—	(5.8)	(6.5)

Income before income taxes	$53.6	$2.9	$(1.0)	$(4.2)	$51.3

(1)         Includes a $0.4 million intercompany elimination relating to inter-segment reinsurance arrangements. Segment results for 2010 are presented excluding the impact of such arrangements.

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

Gross Written Premiums By Line of Business and Geography

The following tables present our gross premiums written, by line of business and reportable segment, during the three months ended March 31, 2010, and 2009:

Three Months Ended March 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty	$115.3	$30.3	$—	$—	$145.6
Property Specialty - Treaty	12.3	7.2	—	—	19.5
Other Specialty - Treaty	44.0	22.2	—	—	66.2
Property and Specialty Individual Risk	11.8	23.1	8.6	—	43.5
Total gross premiums written	$183.4	$82.8	$8.6	$—	$274.8

Three Months Ended March 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty	$105.9	$24.8	$—	$—	$130.7
Property Specialty - Treaty	28.2	11.1	—	—	39.3
Other Specialty - Treaty	36.0	18.7	—	—	54.7
Property and Specialty Individual Risk	12.6	9.9	3.4	—	25.9
Inter-segment reinsurance (1)	0.4	—	—	(0.4)	—
Total gross written premiums	$183.1	$64.5	$3.4	$(0.4)	$250.6

(1)          Includes a $0.4 million intercompany elimination relating to inter-segment reinsurance arrangements.  Gross written premium for 2010 is presented excluding the impact of such arrangements.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended March 31,
	2010		2009

U.S. and Canada	$116.1	42%	$114.1	46%
Worldwide (1)	73.9	27	45.3	18
Western Europe, excluding the U.K. and Ireland	27.7	10	27.9	11
Worldwide, excluding U.S. and Canada (2)	16.5	6	22.8	9
U.K. and Ireland	11.7	4	12.6	5
Japan	2.3	1	2.6	1
Other	26.6	10	25.3	10
Total gross premiums written	$274.8	100%	$250.6	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty	$68.0	$11.5	$—	$—	$79.5
Property Specialty - Treaty	11.7	5.1	—	—	16.8
Other Specialty - Treaty	17.9	12.0	—	—	29.9
Property and Specialty Individual Risk	11.5	14.0	6.8	—	32.3
Total net premiums earned	$109.1	$42.6	$6.8	$—	$158.5

Three Months Ended March 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty	$57.5	$7.0	$—	$—	$64.5
Property Specialty - Treaty	22.1	5.1	—	—	27.2
Other Specialty - Treaty	19.5	5.6	—	—	25.1
Property and Specialty Individual Risk	7.9	7.0	1.7	—	16.6
Total net premiums earned	$107.0	$24.7	$1.7	$—	$133.4

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three months ended March 31,
	2010		2009

U.S. and Canada	$83.4	53%	$73.4	55%
Worldwide (1)	31.2	20	21.6	16
Western Europe, excluding the U.K. and Ireland	8.9	6	8.7	7
Worldwide, excluding U.S. and Canada (2)	10.1	6	8.4	6
U.K. and Ireland	7.4	5	5.8	4
Japan	5.2	3	5.4	4
Other	12.3	7	10.1	8

Total net earned premiums	$158.5	100%	$133.4	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

10.  Earnings Per Share

In calculating the Company’s earnings per share, the numerator is reduced by the portion of current earnings allocated to outstanding participating securities and the denominator is reduced by the average number of Common Shares issued under the Share Issuance Agreement.

The Company’s participating securities consist solely of outstanding RSUs. See Note 13.

The following table outlines the Company’s computation of earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Earnings per share numerator:
Net income	$9.9	$52.3
Net earnings allocated to participating securities	(0.1)	(0.8)
Earnings per share numerator	$9.8	$51.5

Earnings per share denominator (millions of shares):
Average Common Shares outstanding	73.5	90.3
Average Common Shares outstanding under the Share Issuance Agreement (see Note 6)	—	(5.3)
Earnings per share denominator	73.5	85.0

Basic and diluted earnings per share	$0.13	$0.61

11.  Commitments and Contingent Liabilities

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at March 31, 2010.

Montpelier’s portfolio of corporate and structured investments, such as asset and mortgage-backed securities, are subject to individual and aggregate credit risk. Montpelier routinely monitors the credit quality of its fixed maturity investments with exposure to subprime and Alternative A markets as well as those fixed maturity investments that benefit from credit enhancements provided by third-party financial guarantors.  Montpelier also routinely monitors the credit quality of its commercial mortgage-backed securities and its non-agency collateralized residential mortgage obligations.

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

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net loss and loss expense reserves. See Note 3 for a description of the Company’s dispute with MPCL.

Investment Commitment

As of March 31, 2010, Montpelier had unfunded commitments to invest $18.6 million into three separate private investment funds.

12. Regulatory Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re is regulated by the Bermuda Monetary Authority; Syndicate 5151, MUAL, PUAL and MMSL are regulated by the U.K. Financial Services Authority (the “FSA”) and, in regard to Syndicate 5151, MUAL and MCL, the Council of Lloyd’s; MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151; MUSIC is regulated by individual U.S. state insurance commissioners; and MEAG is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Act”) as a Class 4 insurer. Under the Act, Montpelier Re is required to annually prepare and file statutory and U.S. GAAP financial statements and a statutory financial return. The Act also requires Montpelier Re to maintain minimum levels of statutory capital and surplus, to maintain minimum liquidity ratios and to meet minimum solvency margins.  For the periods presented herein, Montpelier Re satisfied these requirements.

The Bermuda Statutory Capital Requirement (“BSCR”) is a tool to measure risk and to determine an enhanced capital requirement and target capital level (defined as 120% of the capital requirement) for Class 4 insurers. Montpelier Re’s capital and surplus exceeds the target capital level.

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

U.K. Regulation

Syndicate 5151 is managed by MUAL. Syndicate 5151 and MUAL are subject to regulation by the FSA under the Financial Services and Markets Act 2000, and by the Council of Lloyd’s.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of March 31, 2010 was fulfilled through the Lloyd’s Capital Trust. See Note 4.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premium Trust Funds”).  Under the Premium Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premium Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premium Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premium Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of March 31, 2010, Syndicate 5151 held $43.7 million in cash and cash equivalents and $99.4 million in investment securities, within the Premium Trust Funds.

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

13.  Share Based Compensation

The Montpelier Re Holdings Ltd. Long-Term Incentive Plan (the “LTIP”) is the Company’s primary long-term incentive plan. At the discretion of the Board’s Compensation and Nominating Committee (the “CN Committee”), incentive awards, the value of which is based on Common Shares, may be made to plan participants.

Performance Shares

From 2002 to 2007, performance shares were a significant element of the Company’s LTIP awards in terms of prospective value.  At target payout, each performance share represents the fair value of a Common Share. At the end of a performance period, which is generally the three-year period following the date of grant, a plan participant may receive a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to the operating and financial performance of the Company over the period. At the discretion of the CN Committee, any final payment in respect of such a grant could take the form of cash, Common Shares or a combination of both.

For all performance share awards presented herein, the primary performance target for a 100% harvest ratio was the achievement of an underwriting return on an internally generated risk-based capital measure (“ROAC”) of 16% over the period. Additionally, at the discretion of the CN Committee, the performance of certain members of senior management could be further measured by reference to the ratio of the actual return on equity to ROAC (the “Swing Factor”) and could result in an adjustment to the harvest of + / - 25%.

The actual performance share harvest ratio for all participants with respect to the 2007-2009 cycle was 106% based on an achieved ROAC of 16.5%. These performance shares were paid out in March 2010 in cash.  The actual performance share harvest ratio for participants with respect to the 2006-2008 cycle was 116% based on an achieved ROAC of 17.3%, which was adjusted downward to 95% for those participants subject to the Swing Factor. These performance shares were paid out in February 2009 in cash.

The following table summarizes the Company’s performance share activities during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	172,000	3.0	325,000	$4.0
Payments	(172,000)	(3.2)	(153,000)	(2.5)
New awards (forfeitures)	—	—	—	—
Expense (income) recognized	—	0.2	—	(0.6)
End of period	—	—	172,000	$0.9

As of March 31, 2010, Montpelier no longer had any performance shares outstanding.

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

Montpelier currently uses “Variable RSUs” as the principal component of its ongoing long-term incentive compensation for employees. Variable RSU awards are contingent awards in which the actual number of RSUs to be awarded is dependent on Company performance during the initial year of the award cycle (the “Initial RSU Period”) meaning that the number of RSUs expected to be awarded for that cycle may fluctuate during this period.  The actual number of Variable RSUs to be awarded is based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing the sum of the Company’s actual underwriting result and standard investment result by the Company’s actual average shareholders’ equity for the period.

From time-to-time Montpelier also uses “Fixed RSUs” as a supplemental component of its ongoing long-term incentive compensation for certain of its employees and directors.  Unlike Variable RSUs, Fixed RSUs are fixed and determinable on the grant date. Fixed RSUs are typically granted: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the Boards of Directors of the Company and MUAL.

For the RSU award cycle from 2010 to 2013, the number of Variable RSUs to be awarded will be determined based on a 2010 target ROE of 9.69%. At an achieved ROE of 9.69% (“Target”) the Company would expect to grant approximately 625,000 Variable RSUs to participants, at an ROE of 3.69% (“Threshold”) the Company would not expect to grant any Variable RSUs to participants and at an ROE of 19.69% (“Maximum”) the Company would expect to grant approximately 1,250,000 Variable RSUs to participants.

The following table summarizes Montpelier’s RSU activity for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	2010		2009
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,768,769	$13.3	1,281,619	$7.4
Variable RSUs at target, 2010 - 2013 cycle	623,185	10.3	—	—
Changes in Variable RSU projections, 2010 - 2013 cycle	(186,950)	(3.1)	—	—
Variable RSUs at target, 2009 - 2012 cycle	3,225	—	685,717	10.9
Changes in Variable RSU projections, 2009 - 2012 cycle	9,566	0.1	—	—
Changes in Variable RSU projections, 2008 - 2011 cycle	—	—	(19,662)	(0.2)
Change in other factors, including expected forfeitures	—	—	—	—
Payments	(327,891)	—	(460,479)	—
Expense recognized	—	(3.2)	—	(2.7)
End of period	1,889,904	$17.4	1,487,195	$15.4

For the periods presented, the Company assumed a 3% to 9% forfeiture rate depending on the nature and term of the individual award and past experience.  Actual forfeitures are periodically compared to assumed forfeitures and adjustments are made as deemed necessary.

On the basis of the Company’s results achieved during the first three months of 2010, the Company anticipated issuing a total of 436,235 Variable RSUs for the 2010-2013 award cycle. The actual number of Variable RSUs to be awarded for the 2010 to 2013 cycle may be more or less than this anticipated total and, as previously mentioned, will not be fixed and determinable until the completion of the Initial RSU Period.

On the basis of the Company’s preliminary 2009 results, the Company anticipated issuing a total of 1,260,327 Variable RSUs for the 2009-2012 award cycle at December 31, 2009.  Based on actual 2009 results achieved, as approved by the CN Committee in March 2010, the actual number of Variable RSUs award for that cycle was increased by 12,791 during the first quarter of 2010.

On the basis of the Company’s preliminary 2008 results, the Company anticipated issuing a total of 316,036 Variable RSUs for the 2008-2011 award cycle at December 31, 2008.  Based on actual 2008 results achieved, as approved by the CN Committee in February 2009, the actual number of Variable RSUs award for that cycle was reduced by 19,662 during the first quarter of 2009.

During the first quarter 2010, the Company paid out 327,891 vested RSUs and withheld, at the recipient’s election, 49,090 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 278,801 Common Shares from its treasury resulting in a $0.1 million loss on the issuance of treasury shares.  See Note 1 and Note 8.  The fair value of the 327,891 vested RSUs paid out during the first quarter of 2010 was $5.7 million.

During the first quarter of 2009, the Company paid out 460,479 vested RSUs and withheld, at the recipient’s election, 64,603 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 395,876 Common Shares from its treasury resulting in a $1.3 million gain on the issuance of treasury shares.  See Note 1 and Note 8.  The fair value of the 460,479 vested RSUs paid out during 2009 was $7.1 million.

None of the outstanding RSUs at March 31, 2010 or 2009 were vested.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at March 31, 2010, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Three-year RSU awards granted in 2007	16,666	$—
Five-year RSU awards granted in 2007	131,850	0.6
Four-year RSU awards granted in 2008	193,826	1.0
Five-year RSU awards granted in 2008	125,500	0.8
Four-year RSU awards granted in 2009	979,827	8.7
Five-year RSU awards granted in 2009	6,000	0.1
Five-year RSU awards granted in 2010 (those awards in their Initial RSU Period)	436,235	6.2
Total RSUs outstanding at March 31, 2010	1,889,904	$17.4

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $8.3 million during the balance of 2010. In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $5.9 million, $2.7 million and $0.5 million in 2011, 2012 and 2013 and beyond, respectively.

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

All participating directors elected to receive payment for their outstanding DSUs in January 2009, which resulted in the issuance of 26,703 Common Shares and the payment of $0.2 million.  See Note 8.  The fair value of the DSUs paid out during the first quarter of 2009 was $0.7 million.

None of the Company’s directors are currently participating in the Directors Share Plan.

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

The Company’s U.S.-domiciled subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations.  The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. The Company also has subsidiaries domiciled in the U.K. and Switzerland which are subject to the respective income taxes in those jurisdictions.

During the three months ended March 31, 2010 and 2009, Montpelier recorded income tax benefits of $1.9 million and $1.0 million, respectively, associated primarily with its U.K. operations.

During the three months ended March 31, 2010 and 2009, Montpelier paid (received) $(0.1) million and $0.7 million in income taxes, respectively.

Bermuda

The Company and its Bermuda-domiciled subsidiaries and affiliates have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United Kingdom

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended March 31, 2010 and 2009, these companies had pretax income (loss) of $(6.8) million and $2.5 million, respectively.  As of March 31, 2010, these companies had a net deferred tax asset of $0.4 million. As of December 31, 2009, these companies had a net deferred tax liability of $1.9 million.

MMSL is also subject to U.K. income taxes.  During the three months ended March 31, 2010 and 2009, such income taxes totaled less than $0.1 million.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended March 31, 2010 and 2009, these companies incurred pretax losses of $3.3 million and $4.5 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established an offsetting $16.7 million U.S. deferred tax asset valuation allowance against its existing $16.7 million deferred tax asset at March 31, 2010.  As of December 31, 2009, these companies had a net deferred tax asset of $15.6 million which was fully offset by a $15.6 million deferred tax asset valuation allowance.  The net operating loss associated with these operations may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes.  During the three months ended March 31, 2010 and 2009, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three months ended March 31, 2010 and 2009, such income taxes totaled less than $0.1 million.

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

The Company’s fixed-rate debt consists of the Senior Notes and the Trust Preferred Securities. At March 31, 2010 and December 31, 2009 the fair value of the Senior Notes (based on quoted market prices) was $236.8 million and $227.6 million, respectively, which compared to a carrying value of $228.6 million.  At March 31, 2010 and December 31, 2009, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $81.0 million and $70.0 million, respectively, which compared to a carrying value of $100.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2010 and 2009, and our financial condition as of March 31, 2010 and December 31, 2009.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

This discussion contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. See “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission and herein in Part II, Item 1A. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar importance generally involve forward-looking statements.

Important events and uncertainties that could cause our actual results, future dividends or future Common Share repurchases to differ include, but are not necessarily limited to: market conditions affecting our Common Share price; the possibility of severe or unanticipated losses from natural or man made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of the Company and its subsidiaries; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of estimates reported by cedants and brokers on pro rata contracts and certain excess of loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and LAE, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency fluctuations.

We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

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

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature and 2010 has proven to be a more difficult operating environment than 2009, which has placed an increased emphasis on risk selection and capacity management.

During 2009 we observed adequate to strong pricing levels in the majority of our business lines, ending broad price reductions experienced over the previous two years. During 2009 we and many of our peers experienced strong underwriting and investment returns due to a low level of catastrophes and a widespread rebound in the financial markets.  These strong returns have led to an increase in the amount of capital available in the reinsurance market, which in turn has led to downward pricing pressure in 2010. Events that have occurred in early 2010, including the Chilean earthquake, have not reversed these trends.

We have also observed reduced demand for reinsurance as weak economic conditions dampened growth prospects for ceding companies who, at the same time, have a greater capacity to retain risk.

Reinsurers appear to have maintained pricing discipline in this environment and have generally exhibited a selective approach to capacity expansion, which has set the stage for fairly orderly pricing concessions.  Despite pricing reductions, a good proportion of renewal submissions continue to meet our underwriting standards and we have found opportunities to write new business by: (i) further developing our new platforms; (ii) accessing additional sources and classes of business not normally available to the Bermuda market; and (iii) expanding program lines as a result of recognizing more advantageous terms on one program, as compared to another, due to our risk selection capabilities.

Syndicate 5151’s newly acquired team of experienced marine underwriters commenced underwriting a diverse portfolio of short-tail marine hull, cargo and specie business during the third quarter of 2009. This portfolio is underwritten through more than twenty brokers, does not incorporate energy business and is largely uncorrelated with Syndicate 5151’s peak exposures. During the first quarter of 2010, Syndicate 5151 produced $12.1 million in net premiums associated with the new marine portfolio.

Syndicate 5151’s newly formed Coverholder, PUAL, commenced underwriting business during the first quarter of 2010 on behalf of both Syndicate 5151 and third parties with a focus on specialist contractors, recycling and crime classes of business. This business is also is largely uncorrelated with Syndicate 5151’s peak exposures. Due to the timing of its formation, PUAL did not write a significant amount of net premium during the first quarter of 2010.

In January 2010, MUSIC received its authorization as an excess and surplus line insurer in California, a substantial market for that business.  During the first quarter of 2010, MUSIC wrote $8.5 million in net premiums and our outlook for this business remains positive.

We expect existing market conditions to extend to the mid-year renewal season, with the Florida market being particularly challenging. Many Florida insurers are experiencing weakened financial positions as compared to 2009, and these financial difficulties are likely to affect renewal negotiations. However, we continue to consider Florida an attractive catastrophe reinsurance market and anticipate underwriting exposures at similar levels to 2009.  In light of the financial difficulties currently being experienced in Florida, we have placed significantly more emphasis on counterparty credit in our risk selection process.

For 2010 we plan to continue to optimize the use of our catastrophe capacity and to look for selective growth opportunities across our broader underwriting platform in order to improve our operating and capital efficiency. We believe our business mix, which is overweight short-tail lines, matches well with the current pricing cycle as pricing for these lines of business continues to be relatively strong. Looking forward, we remain satisfied with the expected profit potential in the markets we target.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary modeling tool), third-party vendor models, underwriting judgment, and our own reinsurance purchases.

Our three-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis.  We seek to refine and improve our risk management process over time. The following discussion should be read in conjunction with Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission, in particular the specific risk factor appearing on page 28 entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We track gross reinsurance treaty contract limits that we believe are exposed to individual occurrences within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of March 31, 2010, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Summary Financial Results

We ended the first quarter of 2010 with a fully converted tangible book value per share of $21.29, an increase of 1.4% for the past three months and 32.7% for the past twelve months, inclusive of dividends declared during such periods. The increase in our fully converted tangible book value per share during the first quarter of 2010 resulted primarily from: (i) repurchases of our Common Shares during the period at an average price that was less than our current book value per share; and (ii) a modest amount of comprehensive income as our net underwriting loss experienced during the period was offset by realized and unrealized investment and foreign exchange gains.

Our comprehensive income for the first quarter of 2010 was $5.5 million and our GAAP combined ratio was 123.5%, compared to comprehensive income of $51.1 million and a GAAP combined ratio of 74.1% for the first quarter of 2009.

Our underwriting results for the first quarter of 2010 were affected by the Chilean earthquake and European Windstorm Xynthia, which combined to generate $97.7 million of pretax net losses, net of reinstatement premiums. These 2010 losses were partially offset by $24.1 million of net favorable development on prior year losses. Our underwriting results for the first quarter of 2009 included a $9.9 million net loss from European Windstorm Klaus and a $7.5 million net loss from an individual risk. These 2009 losses were partially offset by net favorable loss reserve development of $14.7 million.

Net realized and unrealized investment gains experienced during the first quarter of 2010 were $28.8 million, compared to net losses of $2.9 million experienced during the first quarter of 2009.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share as of the dates presented:

	March 31, 2010	Dec. 31, 2009	March 31, 2009
Book value per share numerators (millions of dollars):

[A] Book value per share numerator (common shareholders’ equity)	$1,558.5	$1,728.5	$1,437.3
Intangible asset (1)	(4.7)	(4.7)	(4.7)
[B] Fully converted tangible book value per share numerator	$1,553.8	$1,723.8	$1,432.6

Book value per share denominators (thousands of shares):

[C] Common shares outstanding	71,082	79,999	86,329
Common share obligations under benefit plans	1,890	1,769	1,487
[D] Fully converted book value per share denominator	72,972	81,768	87,816

Book value per share [A] / [C]	$21.93	$21.61	$16.65
Fully converted book value per share [A] / [D]	21.36	21.14	16.37
Fully converted tangible book value per share [B] / [D]	21.29	21.08	16.31

Change in fully converted tangible book value per share: (2)
From December 31, 2009	1.4%
From March 31, 2009	32.7%

(1)          Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)          Computed as the change in fully converted tangible book value per share for the period, inclusive of dividends declared.

We believe that our computations of fully converted tangible book value per share and the change in fully converted tangible book value per share, as adjusted for dividends, are non-GAAP measures which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Consolidated Results of Operations

Our consolidated financial results for the three months ended March 31, 2010 and 2009, were as follows:

	Three Months Ended March 31,
($ in millions)	2010	2009

Gross premiums written	$274.8	$250.6
Reinsurance premiums ceded	(12.9)	(12.8)
Net premiums written	261.9	237.8
Change in net unearned premiums	(103.4)	(104.4)
Net premiums earned	158.5	133.4

Net investment income	18.5	19.0
Net realized and unrealized investment gains (losses)	28.8	(2.9)
Net foreign exchange gains (losses)	7.1	(3.9)
Net income (expense) from derivative instruments	(2.9)	4.9
Gain on early extinguishment of debt	—	5.9
Other revenue	0.2	0.2
Total revenues	210.2	156.6

Underwriting expenses:
Loss and LAE — current year losses	168.3	60.9
Loss and LAE — prior year losses	(24.1)	(14.7)
Acquisition costs	22.4	23.9
General and administrative expenses	29.1	28.7

Non-underwriting expenses:
Interest and other financing expenses	6.5	6.5
Total expenses	202.2	105.3

Income before income taxes	8.0	51.3
Income tax benefit	1.9	1.0

Net income	9.9	52.3
Other comprehensive loss items	(4.4)	(1.2)

Comprehensive income	$5.5	$51.1

Loss and LAE ratio	91.0%	34.7%
Acquisition cost ratio	14.2%	17.9%
General and administrative expense ratio	18.3%	21.5%

GAAP combined ratio	123.5%	74.1%

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

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended March 31,
(Millions)	2010	2009

Gross premiums written	$183.4	$183.1
Reinsurance premiums ceded	(8.6)	(10.3)
Net premiums written	174.8	172.8
Change in unearned premiums	(65.7)	(65.8)
Net premiums earned	109.1	107.0

Loss and LAE — current year losses	(108.0)	(46.0)
Loss and LAE — prior year losses	24.5	11.8
Acquisition costs	(14.5)	(19.3)
General and administrative expenses	(11.0)	(13.6)

Underwriting income	$0.1	$39.9

Gross and Net Premiums Written

The following tables summarize gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended March 31,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$115.3	63%	$105.9	58%
Property Specialty - Treaty	12.3	7	28.2	15
Other Specialty - Treaty	44.0	24	36.0	20
Property and Specialty Individual Risk	11.8	6	12.6	7
Inter-segment reinsurance (1)	—	—	0.4	—

Gross premiums written	183.4	100%	183.1	100%
Reinsurance premiums ceded	(8.6)		(10.3)
Net premiums written	$174.8		$172.8

(1)          The 2009 period includes $0.4 million of activity relating to inter-segment reinsurance arrangements with Montpelier Syndicate 5151 that are eliminated in consolidation.  The 2010 period is presented excluding the impact of such arrangements.

In total, gross premiums written within our Montpelier Bermuda segment were consistent with those written during the same period in 2009. The changes in premium writings within each line of business resulted from the following:

•                  Property Catastrophe - Treaty premiums written during the first quarter of 2010 increased by $9.4 million, or 9%, over the comparable period in 2009. Most of the variance was related to the February 2010 Chilean earthquake, which generated a $6.2 million increase in reinstatement premium written.

•                  Property Specialty - Treaty premiums written during the first quarter of 2010 decreased by $15.9 million, or 56%, versus the comparable period in 2009.  The majority of the decrease, or $8.7 million, resulted from the non-renewal and subsequent reclassification of one large engineering contract into the Other Specialty - Treaty line. A further $6.4 million of the decrease was attributable to premium adjustments booked in the first quarter of 2009.

•                  Other Specialty - Treaty premiums written during the first quarter of 2010 increased by $8.0 million, or 22%, over the comparable period in 2009. The reclassification of the above mentioned engineering contract, combined with new aviation business, generated $9.8 million of this increase. These increases, as well as those generated by other new business written, were partially offset by the non-renewal of other smaller contracts within this line of business.

•                  Property and Specialty Individual Risk premiums written during the first quarter of 2010 were consistent with those written in the comparable 2009 period.

In the normal course of its business, Montpelier Bermuda purchases reinsurance in order to manage its exposures.  The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

All of Montpelier Bermuda’s reinsurance purchases to-date have represented prospective cover; that is, Montpelier Bermuda purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid. The majority of these contracts are excess of loss contracts covering one or more lines of business. To a lesser extent, we have also purchased quota share reinsurance with respect to specific lines of business. Montpelier Bermuda also purchases industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

During the three months ended March 31, 2010, net premiums written within our Montpelier Bermuda segment increased by approximately 1% as compared to the comparable 2009 period. Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations. The level of reinstatement premiums received in future periods is also dependent upon the occurrence of catastrophic losses.

Net Premiums Earned

Net premiums earned during the three months ended March 31, 2010 and 2009 were $109.1 million and $107.0 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s net loss and LAE for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in millions)	2010	2009
Gross unpaid loss and LAE reserves - beginning	$569.4	$750.0
Reinsurance recoverable on unpaid losses - beginning	(63.1)	(114.1)
Net unpaid loss and LAE reserves - beginning	506.3	635.9

Losses and LAE incurred:
Current year losses	108.0	46.0
Prior year losses	(24.5)	(11.8)
Total losses and LAE incurred	83.5	34.2

Losses and LAE paid:
Current year losses	0.2	(1.9)
Prior year losses	(29.8)	(55.5)
Total losses and LAE paid	(29.6)	(57.4)

Net unpaid loss and LAE reserves - ending	560.2	612.7
Reinsurance recoverable on unpaid losses - ending	60.5	97.1
Gross unpaid loss and LAE reserves - ending	$620.7	$709.8

Loss and LAE ratio - current year	99.0%	43.0%
Loss and LAE ratio - prior year	-22.5%	-11.0%

Loss and LAE ratio	76.5%	32.0%

Current year loss and LAE events

Net loss and LAE relating to current year losses was $108.0 million and $46.0 million for the three months ended March 31, 2010 and 2009, respectively. The majority of the 2010 loss related to the Chilean earthquake which generated net losses of $73.7 million.  The 2010 loss also included a net loss of $2.5 million related to European Windstorm Xynthia.

During the first three months of 2009, Montpelier Bermuda incurred losses from European Windstorm Klaus and Australian floods, which generated net losses of $9.9 million and $7.5 million, respectively.

Net current year losses include reinsurance recoveries of $0.8 million and $2.0 million during the first quarter of 2010 and 2009, respectively.

Prior year loss and LAE development

During the first quarter of 2010, Montpelier Re experienced $24.5 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  2007 European Windstorm Kyrill and U.K. floods ($1.5 million decrease),

•                  2009 crop damage ($1.5 million decrease),

•                  2008 European Windstorm Emma ($1.2 million decrease),

•                  2009 European Windstorm Klaus ($1.1 million decrease),

•                  Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($4.9 million decrease). This decrease related to several loss events,

•                  Casualty reserves associated with the Other Specialty - Treaty and Property and Specialty Individual Risk lines of business ($4.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the first quarter of 2009, Montpelier Re experienced $11.8 million in net favorable development on prior year loss and LAE reserves relating to the following loss events:

•                  2005 Hurricanes ($3.8 million decrease),

•                  2007 catastrophes, including European Windstorm Kyrill and U.K. floods ($3.1 million decrease),

•                  Other prior year losses, primarily relating to adjustments in the crop, aviation, marine and casualty classes of business ($4.9 million decrease).

Net favorable prior year loss and LAE development includes decreases in reinsurance recoveries of $0.8 million and $11.5 million for the three months ended March 31, 2010 and 2009, respectively.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in millions)	2010	2009

Acquisition costs	$14.5	$19.3
General and administrative expenses	11.0	13.6

Acquisition cost ratio	13.3%	18.0%
General and administrative expense ratio	10.1%	12.7%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions, which are accrued based on the estimated results of the subject contract, totaled $1.0 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

The decrease in the acquisition cost ratio during the three months ended March 31, 2010, as compared to the same period in 2009, is mainly due to adjustments made to three large proportional contracts during the first quarter of 2009.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2010	2009

Operating expenses	$9.3	$12.6
Incentive compensation expenses	1.7	1.0

General and administrative expenses	$11.0	$13.6

The decrease in operating expenses incurred during the first quarter of 2010, as compared to the comparable 2009 period, was primarily due to a decrease in Montpelier’s centrally-managed information technology costs, as well as a change in the manner in which those costs are allocated across our reportable segments.

The increase in incentive compensation expenses incurred during the three months ended March 31, 2010, as compared to the comparable 2009 period, was due mainly to an increase in 2010 RSU amortization associated with above-target Variable RSU awards made in 2009, partially offset by a reduction in current year incentive compensation accruals, which were made at a below-target level.

MONTPELIER SYNDICATE 5151

Our underwriting results at Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended March 31,
(Millions)	2010	2009

Gross premiums written	$82.8	$64.5
Reinsurance premiums ceded	(4.2)	(2.9)
Net premiums written	78.6	61.6
Change in unearned premiums	(36.0)	(36.9)
Net premiums earned	42.6	24.7

Loss and LAE — current year losses	(55.7)	(13.9)
Loss and LAE — prior year losses	(0.5)	3.2
Acquisition costs	(6.4)	(4.2)
General and administrative expenses	(8.9)	(8.6)
Underwriting income (loss)	$(28.9)	$1.2

Gross and Net Premiums Written

The following tables summarize gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended March 31,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$30.3	36%	$24.8	39%
Property Specialty - Treaty	7.2	9	11.1	17
Other Specialty - Treaty	22.2	27	18.7	29
Property and Specialty Individual Risk	23.1	28	9.9	15

Gross premiums written	82.8	100%	64.5	100%
Reinsurance premiums ceded	(4.2)		(2.9)
Net premiums written	$78.6		$61.6

During the first quarter of 2010, gross premiums written within our Montpelier Syndicate 5151 segment increased by approximately 28%, as compared to the same period in 2009.  Syndicate 5151’s U.K.-based underwriters produced $71.0 million during the 2010 first quarter (versus $53.1 million for the comparable 2009 period), representing the majority of the increase in premium.  Syndicate 5151’s U.S.-based underwriters produced $11.8 million during the 2010 first quarter, versus $11.4 million for the comparable 2009 period. The specific factors contributing to the growth in premium are as follows:

•                  Property Catastrophe - Treaty premiums written during the first quarter of 2010 increased $5.5 million, or 22%, over the comparable 2009 period. Most of this increase was due to a $4.3 million increase in reinstatement premium, almost all of which was associated with the February 2010 Chilean earthquake,

•                  Property Specialty - Treaty premiums written during the first quarter of 2010 decreased by $3.9 million, or 35%, over the comparable 2009 period. This decrease was caused by a reduction in the estimated premium associated with one large pro-rata contract, as well as several smaller contracts that we elected not to renew due to inadequate pricing,

•                  Other Specialty - Treaty premiums written during the first three months of 2010 increased by $3.5 million, or 19%, over the comparable 2009 period, due to new business written within this line in 2010, and

•                  Property and Specialty Individual Risk premiums written during the first quarter of 2010 more than doubled over the comparable 2009 period, increasing by $13.2 million, or 133%. This increase was generated primarily by our marine underwriting team, which was not established until the second half of 2009.

In the normal course of its business, Montpelier Syndicate 5151 purchases reinsurance in order to manage its exposures.  The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

All of Montpelier Syndicate 5151’s reinsurance purchases to-date have represented prospective cover; that is, Montpelier Syndicate 5151 purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Various factors will continue to affect this segment’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during the three months ended March 31, 2010 and 2009 were $42.6 million and $24.7 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s net loss and LAE for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in millions)	2010	2009
Gross unpaid loss and LAE reserves - beginning	$96.0	$48.8
Reinsurance recoverable on unpaid losses - beginning	(0.5)	—
Net unpaid loss and LAE reserves - beginning	95.5	48.8

Losses and LAE incurred:
Current year losses	55.7	13.9
Prior year losses	0.5	(3.2)
Total losses and LAE incurred	56.2	10.7

Net impact of foreign currency translation	(5.9)	(0.6)

Losses and LAE paid:
Current year losses	(1.0)	—
Prior year losses	(6.4)	(1.5)
Total losses and LAE paid	(7.4)	(1.5)

Net unpaid loss and LAE reserves - ending	138.4	57.4
Reinsurance recoverable on unpaid losses - ending	0.6	—
Gross unpaid loss and LAE reserves - ending	$139.0	$57.4

Loss and LAE ratio - current year	130.7%	56.3%
Loss and LAE ratio - prior year	1.2%	-13.0%

Loss and LAE ratio	131.9%	43.3%

Net loss and LAE relating to current year events was and $55.7 million and $13.9 million for the three months ended March 31, 2010 and 2009, respectively.  The majority of the first quarter losses and LAE, or $30.0 million, related to the Chilean earthquake.  In addition, European Windstorm Xynthia and two individual losses in the Engineering class of business generated a total of $3.0 million of losses.  Most of the remaining losses and LAE incurred during the first quarter of 2010 and the majority of the 2009 current year losses and LAE related to IBNR posted across multiple classes of business.

When measured in the original currencies of the contracts written, Montpelier Syndicate 5151 experienced $3.6 million of favorable development relating to prior year losses during the first quarter of 2010. This favorable development related to lower-than-expected claims emergence across several classes of business and was offset by $4.1 million of foreign exchange transaction losses, resulting in $0.5 million of net adverse prior year development.

During the first quarter of 2009, Montpelier Syndicate 5151 recorded $3.2 million of favorable development relating to prior year losses. The majority of this favorable development related to several large losses occurring in 2008 with $0.4 million representing losses from Other Specialty lines and $2.8 million representing losses from Property and Specialty lines.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in millions)	2010	2009

Acquisition costs	$6.4	$4.2
General and administrative expenses	8.9	8.6

Acquisition cost ratio	15.1%	17.0%
General and administrative expense ratio	20.9%	34.8%

Montpelier Syndicate 5151’s acquisition costs increased by 52% during the first quarter of 2010 over the comparable period in 2009.  The decrease in Montpelier Syndicate 5151’s 2010 acquisition cost ratio, versus that of 2009, is the result of higher earned reinstatement premium.  There were no acquisition costs associated with these reinstatement premiums.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2010	2009

Operating expenses	$7.2	$6.8
Incentive compensation expenses	1.7	1.8

General and administrative expenses	$8.9	$8.6

Montpelier Syndicate 5151’s operating expenses represent salaries and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland, intercompany allocations of information technology and risk modeling expenses and fees from Lloyd’s.

The increase in operating expenses during the first quarter of 2010, as compared to the comparable period in 2009, was due primarily to increased compensation and premises costs associated with the development of PUAL and our marine underwriting team. This increase was partially offset by a reduction in Lloyd’s fees, which totaled $0.6 million during the first three months of 2010 as compared to $1.4 million during the first quarter of 2009.

The decrease in incentive compensation expenses incurred during the three months ended March 31, 2010, as compared to the first quarter of 2009, reflects a reduction in current year incentive compensation accruals, which were made at a below-target level, partially offset by an increase in 2010 RSU amortization associated with above-target Variable RSU awards made in 2009.

MUSIC

Our underwriting results at MUSIC for the periods presented were as follows:

	Three Months Ended March 31,
(Millions)	2010	2009

Gross premiums written	$8.6	$3.4
Reinsurance premiums ceded	(0.1)	—
Net premiums written	8.5	3.4
Change in unearned premiums	(1.7)	(1.7)
Net premiums earned	6.8	1.7

Loss and LAE — current year losses	(4.6)	(1.0)
Loss and LAE — prior year losses	0.1	(0.3)
Acquisition costs	(1.5)	(0.4)
General and administrative expenses	(2.4)	(1.8)
Underwriting loss	$(1.6)	$(1.8)

Premiums written and earned

MUSIC wrote $8.6 million and $3.4 million of premiums during the three months ended March 31, 2010 and 2009, respectively. All premiums written to date by MUSIC relate to the Property and Specialty Individual Risk line of business.  Net premiums earned at MUSIC during the three months ended March 31, 2010 and 2009 were $6.8 million and $1.7 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s net loss and LAE for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Millions)	2010	2009
Gross unpaid loss and LAE reserves - beginning	$15.4	$10.1
Reinsurance recoverable on unpaid losses - beginning	(6.0)	(8.8)
Net unpaid loss and LAE reserves - beginning	9.4	1.3

Losses and LAE incurred:
Current year losses	4.6	1.0
Prior year losses	(0.1)	0.3
Total losses and LAE incurred	4.5	1.3

Losses and LAE paid:
Current year losses	(0.3)	(0.1)
Prior year losses	(0.6)	—
Total losses and LAE paid	(0.9)	(0.1)

Net unpaid loss and LAE reserves - ending	13.0	2.5
Reinsurance recoverable on unpaid losses - ending	6.7	8.8
Gross unpaid loss and LAE reserves - ending	$19.7	$11.3

MUSIC’s loss and LAE expenses during the first quarters of 2010 and 2009 primarily represented IBNR.

As of March 31, 2010, MUSIC had remaining Acquired Reserves of $6.7 million.  In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $6.7 million. In addition, we have received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

MUSIC’s acquisition costs for the three months ended March 31, 2010 and 2009, were $1.5 million and $0.4 million, respectively. This increase was largely consistent with the increase in MUSIC’s net earned premium.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2010	2009

Operating expenses	$2.2	$1.5
Incentive compensation expenses	0.2	0.3

General and administrative expenses	$2.4	$1.8

MUSIC’s operating expenses during the three months ended March 3, 2010 totaled $2.2 million, an increase of $0.7 million, or 47%, over the comparable period in 2009. This increase was primarily due to a change in the manner in which Montpelier’s centrally-managed information technology costs are allocated across our reportable segments.

The decrease in incentive compensation expenses incurred during the three months ended March 31, 2010, as compared to the first quarter of 2009, reflects a reduction in current year incentive compensation accruals, which were made at a below-target level, partially offset by an increase in 2010 RSU amortization associated with above-target Variable RSU awards made in 2009.

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

Our Corporate and Other results for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
(Millions)	2010	2009

Gross premiums written (1)	$—	$(0.4)
Reinsurance premiums ceded (1)	—	0.4
Net premiums written	—	—

General and administrative expenses	(6.8)	(4.7)
Underwriting loss	$(6.8)	$(4.7)

(1)          The 2009 period includes a $0.4 million elimination relating to inter-segment reinsurance arrangements among Montpelier Re and Montpelier Syndicate 5151.  The 2010 period is presented excluding the impact of such arrangements.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended March 31,
(Millions)	2010	2009

Operating expenses	$4.5	$2.7
Incentive compensation expenses	2.3	2.0
General and administrative expenses	$6.8	$4.7

Operating expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company. The increase in operating expenses for the first quarter of 2010, versus the comparable 2009 period, was primarily due to a change in the manner in which Montpelier’s centrally-managed information technology costs are allocated, as well as an increase in professional fees.

The increase in incentive compensation expenses incurred during the three months ended March 31, 2010, as compared to the comparable 2009 period, was due mainly to an increase in 2010 RSU amortization associated with above-target Variable RSU awards made in 2009, partially offset by a reduction in current year incentive compensation accruals, which were made at a below-target level.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our consolidated net investment income and total investment return for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in millions)	2010	2009

Investment income	$20.8	$20.7
Investment expenses	(2.3)	(1.7)
Net investment income	18.5	19.0
Net realized investment gains (losses)	12.9	(12.2)
Net unrealized investment gains	15.9	9.3
Net foreign exchange transaction gains (losses) on cash and investments	9.5	(1.9)
Net foreign exchange translation losses on cash and investments	(8.4)	(0.5)
Change in fair value of Symetra	—	(0.2)
Reclassification of inception-to-date net unrealized gains - Symetra	(2.6)	—
Total return on investments ($)	$45.8	$13.5

Weighted average investment portfolio, including cash	$2,613.3	$2,435.9
Total return on investments (%)	1.8%	0.6%

Our total investment return for the first quarter of 2010 was significantly higher than that for the first quarter of 2009 due to increases in net investment and foreign exchange gains more than offsetting a reduction in net investment income.

Our interest income remained flat during the first quarter of 2010, versus the comparable 2009 period, but an increase in investment expenses resulted in a $0.5 million reduction in net investment income.  The increase in investment expenses was the result of a higher average investment portfolio balance as well as changes in the allocation of invested balances among various investment managers.

During the first three months of 2010, we experienced $28.8 million of net realized and unrealized investment gains consisting of $17.6 million in net realized and unrealized gains from our fixed maturity portfolio, $7.7 million in net realized and unrealized gains from our equity portfolio and $3.5 million in net realized and unrealized gains from our other investments. The fixed maturity gains and the majority of the other investment gains we experienced during the 2010 period were the result of tightening credit spreads between the yield on those securities versus that of U.S. treasuries.  The equity portfolio gains we experienced during the 2010 period were consistent with those of the U.S. equity market as a whole.

Included in our 2010 net unrealized gains from equity securities is a $2.9 million gain associated with our investment in Symetra, which was reclassified to a trading security during the 2010 first quarter.  Of the total gain recorded in 2010, $2.6 million represents the cumulative increase in value that was reclassified from other comprehensive income to net unrealized investment gains and $0.3 million represents the true increase in Symetra’s fair value during the period.  During the first quarter of 2009, we experienced an unrealized loss of $0.2 million on Symetra.

During the first three months of 2009, we experienced $2.9 million of net realized and unrealized investment losses consisting of $9.6 million in net realized and unrealized gains from our fixed maturity portfolio, $9.3 million in net realized and unrealized losses from our equity portfolio and $3.2 million in net realized and unrealized losses from our other investments. The fixed maturity gains we experienced during the 2009 period were the result of tightening credit spreads between the yield on those securities versus that of U.S. treasuries.  The equity portfolio losses we experienced during the 2009 period were consistent with those of the U.S. equity market as a whole.  The other investment losses we experienced during the 2009 period includes a $3.6 million realized loss from sales of CAT bonds.

During the three months ended March 31, 2010 and 2009, we experienced net foreign exchange gains (losses) on cash and investments of $1.1 million and $(2.4) million, respectively.  The foreign exchange gains (losses) during the periods were due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which certain of our investments are denominated, mainly the British pound and the European Union euro.

As of March 31, 2010, $104.8 million or 4.6% of our total invested assets measured at fair value were considered to be Level 3 assets as defined in U.S. GAAP.  Our investments classified as Level 3 as of March 31, 2010 primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, preferred instruments; and (iii) with respect to other investments, certain limited partnerships.

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

The decrease in our Level 3 securities from December 31, 2009 to March 31, 2010, was the result of increased analyses regarding the valuations of residential mortgage-backed and corporate fixed maturity securities.  These analyses supported a higher reliance on observable inputs than previously indicated resulting in a shift of such investments to Level 2.  In addition, during the first quarter of 2010, Montpelier’s investment in Symetra was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

The decrease in our Level 3 securities from December 31, 2008 to March 31, 2009, was the result of increased pricing transparency associated with certain of our fixed maturities historically classified as Level 3.  This increased pricing transparency supported a shift of such investments to Level 2.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the three-months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Millions)	2010	2009

Net foreign exchange transaction gains (losses) on cash and investments	$9.5	$(1.9)
Net foreign exchange translation losses on insurance balances	(2.4)	(2.0)
Net foreign exchange gains (losses)	$7.1	$(3.9)

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction gains (losses) on cash and investments.

Our net foreign exchange transaction gains and losses on insurance balances primarily represent gains and losses resulting from premiums received and losses paid by Montpelier Bermuda in currencies other than the U.S. dollar.  From time to time we have entered into foreign currency exchange agreements, which are derivative instruments, in order to mitigate the financial effects of foreign exchange rate fluctuations.  See Note 6.

Net Income From Derivative Instruments

Our net income (expense) from derivative instruments during the three months ended March 31, 2010 and 2009, was $(2.9) million and $4.9 million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is comprised of advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties and interest on funds advanced to ceding companies to cover losses in accordance with contract terms. The following table summarizes our other revenue for the periods presented:

	Three Months Ended March 31,
(Millions)	2010	2009

Services provided to third parties	$0.2	$0.1
Interest of funds advanced	—	0.1

Other revenue	$0.2	$0.2

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Millions)	2010	2009

Interest expense - Senior Notes	$3.5	$3.8
Interest expense - Trust Preferred Securities	2.2	2.2
Letter of credit fees and other financing expenses	0.8	0.5

Total interest and other financing expenses	$6.5	$6.5

Interest and other financing expenses were unchanged during the periods presented as 2010 interest expense savings resulting from the first quarter 2009 repurchase of a portion of our Senior Notes were offset by higher expenses associated with our letter of credit and other financing facilities.

Income Taxes

The Company and its Bermuda-domiciled subsidiaries and affiliates have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least March 28, 2016. At the present time, no such taxes are levied in Bermuda.

During the first quarter of 2010, we recorded $1.9 million in income tax benefits primarily associated with our U.K. operations and received $0.1 million in income tax refunds.  During the first quarter of 2009, we changed our tax election in the U.K. with respect to the tax treatment of certain intercompany transactions and, as a result of this change, we recorded a $1.0 million tax benefit and were entitled to a refund for the $0.7 million in income taxes we paid during that period.

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended March 31, 2010 and 2009, these companies had pretax income (loss) of $(6.8) million and $2.5 million, respectively.  As of March 31, 2010, these companies had a net deferred tax asset of $0.4 million. As of December 31, 2009, these companies had a net deferred tax liability of $1.9 million.

MMSL is also subject to U.K. income taxes.  During the three months ended March 31, 2010 and 2009, such income taxes totaled less than $0.1 million.

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended March 31, 2010 and 2009, these companies incurred pretax losses of $3.3 million and $4.5 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established an offsetting $16.7 million U.S. deferred tax asset valuation allowance against its existing $16.7 million deferred tax asset at March 31, 2010.  As of December 31, 2009, these companies had a net deferred tax asset of $15.6 million which was fully offset by a $15.6 million deferred tax asset valuation allowance. The net operating loss associated with these operations may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

Our U.S.-based operations are also subject to state and local income taxes.  During the three months ended March31, 2010 and 2009, such state and local income taxes totaled less than $0.1 million.

MEAG is subject to Swiss income taxes. During the three months ended March 31, 2010 and 2009, such income taxes totaled less than $0.1 million.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies heavily on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, and to fund any share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as further described in Note 12. We currently have in place a regular dividend of $.09 per Common Share per quarter. Any future determination to pay dividends or distributions to our shareholders will be at the discretion of our Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of loss and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short tail reinsurance and insurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of March 31, 2010, our fixed maturities had an average credit quality of “AA+” (Very Strong) from Standard & Poor’s and an average duration of 2.5 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of March 31, 2010, our sources of immediate liquidity consisted of: (i) $170.1 million of unencumbered cash and cash equivalents; (ii) $117.4 million in highly liquid fixed maturity investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $751.6 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.  We also believe that we have additional liquidity within our portfolio of equity securities.

We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of March 31, 2010 and December 31, 2009:

(Millions)	March 31, 2010	Dec. 31, 2009

Senior Notes, at face value	$229.0	$229.0
Trust Preferred Securities	100.0	100.0
Total Debt	$329.0	$329.0

Common Shareholders’ Equity	1,558.5	1,728.5

Total Capital	$1,887.5	$2,057.5

Our total capital decreased by $170.0 million during the first three months of 2010 as a result of our recording comprehensive income of $5.5 million, recognizing $2.4 million of additional paid-in capital through the amortization and issuances of share based compensation, offset by reductions from declaring $6.4 million in dividends to our shareholders and repurchasing $171.5 million of Common Shares.

Our Senior Notes are scheduled to mature on August 15, 2013.  Our Trust Preferred Securities mature on March 30, 2036, but are redeemable at our option at par beginning March 30, 2011. Neither the Senior Notes nor the Trust Preferred Securities contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

We may need to raise additional capital in the future, through the issuance of debt, equity or hybrid securities, in order to, among other things, write new business, pay significant losses, respond to, or comply with, any changes in the capital requirements that rating agencies, regulatory authorities and other parties use to evaluate us, acquire new businesses, invest in existing businesses or refinance our outstanding debt.

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

Letter of Credit Facilities

Effective March 31, 2010, the Company, Montpelier Re and MCL voluntarily terminated the $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing Lloyd’s FAL requirements.

See Note 5 for detailed information concerning each of our letter of credit facilities.

Regulation

Our holding company and insurance and reinsurance operations are subject to regulation by supervisors in multiple jurisdictions.  See Note 12 for detailed information concerning regulatory requirements applicable to Montpelier.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we had entered into several derivative transactions as described herein.  The Foreign Exchange Contracts, and the Investment Options and Futures constitute off-balance sheet arrangements.

Excluding the off-balance sheet derivative transactions outlined above, as of March 31, 2010, we are not party to any other off-balance sheet transaction that we believe is material to our investors.

Cash Flows

For the three months ended March 31, 2010

Our cash flows provided from operations totaled $53.8 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $37.7 million.

Our cash flows provided from investing activities totaled $170.3 million, resulting from the following:

•                  we received $128.7 million from net sales and maturities of fixed maturity investments,

•                 we received $54.3 million from net sales of equity securities and other investments,

•                  we spent $1.0 million to settle investment-related derivative instruments,

•                  we had a $1.9 million increase in our restricted cash, and

•                  we paid $9.8 million in investment performance fees.

Our cash flows used for financing activities totaled $178.7 million, resulting from the following:

•                  we spent $171.5 million repurchasing Common Shares, and

•                  we paid $7.2 million in dividends to our common shareholders.

We also experienced a $4.4 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the three months ended March 31, 2009

Our cash flows provided from operations totaled $44.1 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $59.0 million.

Our cash flows used for investing activities totaled $52.2 million, resulting from the following:

•                  we spent $94.2 million on net purchases of fixed maturities,

•                 we received $42.1 million from net sales of equity securities and other investments,

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

We also experienced a $0.5 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at March 31, 2010:

(Millions)	Fair Value at March 31, 2010
Rating / Type
U.S. Government and agencies (AAA)	$710.0
AAA	712.1
AA	143.9
A	265.6
BBB	135.2
Below BBB	138.0
Not rated (primarily participation in bank loans)	6.7

Total fixed maturities	$2,111.5

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

Our accounting policies for these items are of critical importance to our consolidated financial statements. More information regarding our critical accounting estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three months ended March 31, 2010.  As of March 31, 2010, our best estimate for gross loss and LAE reserves was $779.4 million and our best estimate for net unpaid loss and LAE reserves was $711.6 million. As of March 31, 2010 and December 31, 2009, IBNR represented 71% and 67%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of March 31, 2010, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $71.2 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, income taxes and incentive compensation.

With respect to share based compensation, as of March 31, 2010, the unamortized grant date fair value for our estimated 436,235 Variable RSUs outstanding for the 2010-2013 award cycle totaled $6.2 million. See Note 13.  These amounts represent our best estimate of the ultimate cost of these obligations based on results achieved to date but, due to the nature of these variable expenses, the estimated share based expenses recorded (and to be recorded in future periods) could prove to be significantly redundant or deficient based on the actual results achieved during the balance of 2010.  Additionally, the number of Variable RSUs outstanding could be significantly impacted thereby further affecting our earnings per share and fully converted book value per share computations.

If our results for the balance of 2010 were to develop unfavorably, resulting in a below “Threshold” payout for contingent incentive compensation purposes, our share based compensation accruals at March 31, 2010 would be $1.0 million redundant and our future RSU expenses currently anticipated would decrease from $17.4 million to $11.2 million.  Additionally, our RSUs outstanding would decrease by 436,235 shares.

If our results for the balance of 2010 were to develop favorably, resulting in a “Target” payout for incentive compensation purposes, our share based compensation accruals at March 31, 2010 would be $0.4 million deficient and our future RSU expenses currently anticipated would increase from $17.4 million to $20.1 million.  Additionally, our RSUs outstanding would increase by 186,950 shares.

If our results for the balance of 2010 were to develop favorably, resulting in a “Maximum” payout for incentive compensation purposes, our share based compensation accruals at March 31, 2010 would be $1.7 million deficient and our future RSU expenses currently anticipated would increase from $17.4 million to $29.0 million.  Additionally, our RSUs outstanding would increase by 810,135 shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2009 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2010, there were no material changes in our market risks as described in our 2009 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended March 31, 2010, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2010	1,440,198	$17.36	1,440,198
February 1 - February 28, 2010	7,755,202	$18.89	857,400
March 1 - March 31, 2010	—	—	—
Total	9,195,400	$18.65	2,297,598	$—

During the period from January 1, 2010 to February 23, 2010, the Company repurchased 2,297,598 Common Shares at an average purchase price of $17.61 per share.

On February 24, 2010, the Board authorized the private purchase of the entirety of the 6,897,802 Common Shares previously owned by Wilbur L. Ross, Jr., a former director of the Company, and investment funds managed by WL Ross & Co LLC at a price of $19.00 per share, subject to the execution of a Share Purchase Agreement.  The Share Purchase Agreement was executed on February 26, 2010, and the transaction closed on that date.  In connection with this transaction, the Board cancelled the Company’s remaining share repurchase authorization.  See Note 7.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

(a)                      On March 30, 2010, Montpelier Re and MCL entered into the Lloyd’s Capital Trust, a Deed of Determination, Release and Substitution and an Investment Management Agreement (the “IMA”) with the Society incorporated by Lloyd’s Act 1871 and, in the case of the IMA, GR-NEAM Limited, in order to maintain MCL’s ongoing FAL requirement.  See Note 4.

On May 6, 2010, Montpelier Re and MCL entered into a new Lloyd’s Deposit Trust Deed (the “New Lloyd’s Capital Trust”) and a Deed of Transition (the “Deed of Transition”) with Lloyd’s which served to replace the Lloyd’s Capital Trust.  Also on May 6, 2010, Montpelier Re and MCL entered into a new IMA (the “New IMA”) which served to replace the IMA.  The New Lloyd’s Capital Trust and the New IMA were executed to conform the agreements to newly revised Lloyd’s documentation standards.  All material terms and conditions of the new agreements remained substantially the same as the original agreements.

The foregoing description of the New Lloyd’s Capital Trust and the Deed of Transition does not purport to be complete and is qualified in its entirety by reference to the full text of these documents, which are filed as Exhibits 10.7 and 10.8 to this Quarterly Report on Form 10-Q, respectively.

(b)                     None.

Item 6.           Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

10.1

Lloyd’s Deposit Trust Deed dated March 30, 2010 among Montpelier Capital Limited as “the Member”, Montpelier Reinsurance Ltd. as “the Depositor” and the Society incorporated by Lloyd’s Act 1871. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.2

Deed of Determination Release and Substitution dated March 30, 2010 between the Society incorporated by Lloyd’s Act 1871, Montpelier Capital Limited and Montpelier Reinsurance Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.3

Investment Management Agreement dated March 30, 2010 between Montpelier Capital Limited, Montpelier Reinsurance Ltd., the Society incorporated by Lloyd’s Act 1871 and GR-NEAM Limited. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.4	Montpelier Re Holdings Ltd. 2010 Annual Bonus Plan. (*)

10.5	Form of Restricted Share Unit Award Agreement under the Montpelier Re Holdings Ltd. Long-Term Incentive Plan. (*)

10.6	Amendment to Investment Management Agreement originally dated April 1, 2008 among Montpelier Reinsurance Ltd. and KVO Capital Management, LLC. (*)

10.7	Lloyd’s Deposit Trust Deed dated May 6, 2010 among Montpelier Capital Limited as “the Member”, Montpelier Reinsurance Ltd. as “the Depositor” and the Society incorporated by Lloyd’s Act 1871. (*)

10.8	Deed of Transition dated May 6, 2010 between the Society incorporated by Lloyd’s Act 1871, Montpelier Capital Limited as “the Member” and Montpelier Reinsurance Ltd. as “the Depositor”. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

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

May 6, 2010