Form 10-Q
period 2010-06-30
MONTPELIER RE HOLDINGS LTD
filed 2010-08-06
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010, the registrant had 70,024,552 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2010	2009
Assets
Fixed maturity investments, at fair value (amortized cost: $2,174.9 and $2,177.8)	$2,218.7	$2,207.5
Equity securities, at fair value (cost: $125.0 and $150.3)	134.2	167.2
Other investments (cost: $66.9 and $92.0)	66.8	91.0
Total investments	2,419.7	2,465.7
Cash and cash equivalents	225.5	202.1
Restricted cash	26.8	40.9
Reinsurance recoverable on unpaid losses	70.1	69.6
Reinsurance recoverable on paid losses	4.6	44.5
Premiums receivable	294.6	161.5
Unearned premium ceded	14.2	14.7
Deferred acquisition costs	52.9	38.2
Accrued investment income	15.0	14.9
Unsettled sales of investments	29.9	1.5
Other assets	50.9	45.6
Total Assets	$3,204.2	$3,099.2
Liabilities
Loss and loss adjustment expense reserves	$776.0	$680.8
Debt	327.7	328.6
Unearned premium	360.2	215.4
Insurance and reinsurance balances payable	27.5	35.2
Unsettled purchases of investments	37.5	8.6
Accounts payable, accrued expenses and other liabilities	53.9	102.1
Total Liabilities	1,582.8	1,370.7

Commitments and contingent liabilities (See Note 11)	—	—

Common Shareholders’ Equity
Common Shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued 73,288,093 and 82,027,493 shares	0.1	0.1
Additional paid-in capital	1,377.2	1,541.2
Treasury shares at cost: 2,399,141 and 2,028,698 shares	(38.7)	(32.3)
Retained earnings	289.4	222.4
Accumulated other comprehensive loss	(6.6)	(2.9)
Total Common Shareholders’ Equity	1,621.4	1,728.5
Total Liabilities and Common Shareholders’ Equity	$3,204.2	$3,099.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of U.S. dollars, except per share amounts)	2010	2009	2010	2009
Revenues
Gross premiums written	$199.5	$184.4	$474.3	$435.0
Reinsurance premiums ceded	(3.5)	(0.5)	(16.4)	(13.3)
Net premiums written	196.0	183.9	457.9	421.7
Change in net unearned premiums	(47.7)	(42.5)	(151.1)	(146.9)
Net premiums earned	148.3	141.4	306.8	274.8
Net investment income	20.3	20.5	38.8	39.5
Net realized and unrealized investment gains	8.6	89.3	37.4	86.4
Net foreign exchange gains (losses)	(5.9)	(3.3)	1.2	(7.2)
Net income (expense) from derivative instruments	(5.2)	4.5	(8.1)	9.4
Gain on early extinguishment of debt	—	—	—	5.9
Other revenue	—	0.3	0.2	0.5
Total revenues	166.1	252.7	376.3	409.3
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	43.6	33.3	187.8	79.5
Acquisition costs	23.4	19.5	45.8	43.4
General and administrative expenses	21.8	34.2	50.9	62.9
Non-underwriting expenses:
Interest and other financing expenses	6.1	6.7	12.6	13.2
Total expenses	94.9	93.7	297.1	199.0
Income before income taxes	71.2	159.0	79.2	210.3
Income tax benefit (expense)	(1.3)	—	0.6	1.0
Net income	69.9	159.0	79.8	211.3
Change in foreign currency translation	0.7	3.1	(1.1)	2.1
Change in fair value of Symetra	—	0.4	—	0.2
Reclassification of inception-to-date net unrealized gain from Symetra	—	—	(2.6)	—
Comprehensive income	$70.6	$162.5	$76.1	$213.6
Basic and diluted earnings per share	0.96	1.81	1.08	2.42
Dividends declared per Common Share	0.090	0.075	0.180	0.150

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010 and 2009

Unaudited

	Total
	common	Common	Additional	Treasury		Accum. other
	shareholders’	Shares	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	at par	capital	at cost	earnings	loss

Balances at December 31, 2009	$1,728.5	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)

Net income	79.8	—	—	—	79.8	—
Other comprehensive loss	(3.7)	—	—	—	—	(3.7)
Repurchases of Common Shares	(175.3)	—	(163.1)	(12.2)	—	—
Issuances of Common Shares from treasury	—	—	(5.8)	5.8	—	—
Expense recognized for RSUs	6.0	—	6.0	—	—	—
RSUs withheld for income taxes	(1.1)	—	(1.1)	—	—	—
Dividends declared on Common Shares	(12.8)	—	—	—	(12.8)	—

Balances at June 30, 2010	$1,621.4	$0.1	$1,377.2	$(38.7)	$289.4	$(6.6)

	Total
	common	Common	Additional	Treasury		Accum. other
	shareholders’	Shares	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	at par	capital	at cost	deficit	loss
Balances at December 31, 2008	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)

Net income	211.3	—	—	—	211.3	—
Other comprehensive loss	2.3	—	—	—	—	2.3
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	(0.1)	32.1	—	—	—
Issuances of Common Shares from treasury	0.5	—	(6.7)	7.2	—	—
Expense recognized for RSUs	6.6	—	6.6	—	—	—
RSUs withheld for income taxes	(0.4)	—	(0.4)	—	—	—
Dividends declared on Common Shares	(12.9)	—	—	—	(12.9)	—

Balances at June 30, 2009	$1,597.0	$0.1	$1,630.6	$(16.6)	$(16.2)	$(0.9)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(In millions of U.S. dollars)	2010	2009
Cash flows from operations:
Net income	$79.8	$211.3
Charges (credits) to reconcile net income to net cash from operations:
Gain on early extinguishment of debt	—	(5.9)
Net realized and unrealized investment gains	(37.4)	(86.4)
Net realized and unrealized losses (gains) on investment-related derivative instruments	7.6	(10.3)
Net amortization and depreciation of assets and liabilities	7.7	5.4
Expense recognized for RSUs	6.0	6.6
Net change in:
Loss and loss adjustment expense reserves	102.1	(65.0)
Reinsurance recoverable on paid and unpaid losses	35.7	32.5
Unearned premium	151.2	141.7
Insurance and reinsurance balances payable	(7.6)	10.0
Unearned premium ceded	(0.2)	9.0
Deferred acquisition costs	(16.0)	(16.9)
Premiums receivable	(137.2)	(113.7)
Other assets	(10.4)	(10.2)
Accounts payable, accrued expenses and other liabilities	(22.1)	(10.5)
Other	(8.4)	4.5
Net cash provided from operations	150.8	102.1
Cash flows from investing activities:
Purchases of fixed maturity investments	(1,032.2)	(1,337.6)
Purchases of equity securities	(183.3)	(171.3)
Purchases of other investments	(64.1)	(26.2)
Sales, maturities, calls and pay downs of fixed maturity investments	1,067.9	1,029.9
Sales of equity securities	221.6	273.9
Sales and redemptions of other investments	52.0	103.7
Settlements of investment-related derivative instruments	(6.6)	12.0
Net change in restricted cash	15.2	(7.8)
Payment of accrued investment performance fees	(9.8)	—
Acquisitions of capitalized assets	(0.1)	(1.9)
Net cash provided from (used for) investing activities	60.6	(125.3)
Cash flows from financing activities:
Repurchases of debt	(1.0)	(15.1)
Repurchases of Common Shares	(171.5)	—
Settlement of Forward Sale Agreements	—	32.0
Dividends paid on Common Shares	(13.6)	(13.3)
Net cash (used for) provided from financing activities	(186.1)	3.6
Effect of exchange rate fluctuations on cash and cash equivalents	(1.9)	2.5
Net increase (decrease) in cash and cash equivalents during the period	23.4	(17.1)
Cash and cash equivalents - beginning of year	202.1	260.9
Cash and cash equivalents - end of period	$225.5	$243.8

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

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and Montpelier U.S. Insurance Company (“MUSIC”).  Each segment is a separate underwriting platform through which the Company writes insurance and reinsurance business. The segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for the three and six months ended June 30, 2010 and 2009 is presented in Note 9. The activities of the Company and certain of its intermediate holding and service companies, collectively referred to as Corporate and Other, are also presented.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities are as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the collective assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Marketing Services Limited (“MMSL”).

Montpelier Re, the Company’s wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer.  Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.

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

MUAL, the Company’s wholly-owned Lloyd’s Managing Agent based in London, manages Syndicate 5151.

MUSL, the Company’s wholly-owned subsidiary based in London, provides support services to Syndicate 5151 and MUAL.

MUI,  MEAG and PUAL serve as the Company’s wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151. MUI, the Company’s wholly-owned U.S. subsidiary based in Hartford, Connecticut, underwrites insurance and reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, the Company’s wholly-owned Swiss subsidiary based in Zug, Switzerland, focuses on insurance and reinsurance markets in Continental Europe and the Middle East on behalf of Syndicate 5151 and  Montpelier Re.  PUAL, the Company’s wholly-owned U.K. subsidiary based in London, underwrites business on behalf of both Syndicate 5151 and third parties, with a focus on specialist contractors, recycling and crime classes of business.

MUSIC

The MUSIC segment consists solely of the assets and operations of MUSIC, the Company’s wholly-owned U.S. subsidiary based in Scottsdale, Arizona.

MUSIC is an Oklahoma domiciled domestic surplus lines insurer and is authorized as an excess and surplus lines insurer in 47 additional states and the District of Columbia.  MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of June 30, 2010 and December 31, 2009, Montpelier’s provision for doubtful accounts was $2.7 million and $2.3 million, respectively.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of ceding commissions, brokerage, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and loss adjustment expenses (“LAE”), and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. During the three months ended June 30, 2010 and 2009, Montpelier recorded reductions in its premium deficiency of $0.1 million and $0.3 million, respectively, related to the operations of Syndicate 5151.  During the six months ended June 30, 2010 and 2009, Montpelier recorded reductions in its premium deficiency of $0.2 million and $0.4 million, respectively, related to the operations of Syndicate 5151.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations.

Currency	Opening Rate January 1, 2009	Closing Rate June 30, 2009	Opening Rate January 1, 2010	Closing Rate June 30, 2010
British Pound (GBP)	1.4592	1.6469	1.5948	1.5095
Swiss Franc (CHF)	0.9357	0.9194	0.9647	0.9242

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees. Montpelier incurred performance fees related to investments and investment-related derivative instruments of $0.3 million and $4.6 million during the three months ending June 30, 2010 and 2009, respectively and $0.5 million and $6.5 million during the six months ended June 30, 2010 and 2009, respectively.

Other investments are carried either at fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $26.8 million at June 30, 2010 consisted of $24.5 million of collateral supporting open short sale investment and derivative positions and $2.3 million of overseas deposit accounts held at Lloyd’s. Restricted cash of $40.9 million at December 31, 2009 consisted of $39.4 million of collateral supporting open short sale investment and derivative positions and $1.5 million of overseas deposit accounts held at Lloyd’s.

Net investment income is stated net of investment management, custody and certain other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Common Shares Held In Treasury

The Company’s treasury shares are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of June 30, 2010 and December 31, 2009, the Company had inception-to-date gains of $2.8 million and $2.9 million, respectively, from issuances of its treasury shares which has been recorded as additional paid-in capital. See Note 8.

2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and LAE reserve activities for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross unpaid loss and LAE reserves - beginning	$779.4	$778.5	$680.8	$808.9
Reinsurance recoverable on unpaid losses - beginning	(67.8)	(105.9)	(69.6)	(122.9)
Net unpaid loss and LAE reserves - beginning	711.6	672.6	611.2	686.0

Losses and LAE incurred:
Current year losses	83.0	50.6	251.3	111.5
Prior year losses	(39.4)	(17.3)	(63.5)	(32.0)
Total losses and LAE incurred	43.6	33.3	187.8	79.5

Net impact of foreign currency movements	(0.3)	0.3	(6.2)	(0.3)

Losses and LAE paid and approved for payment:
Current year losses	(22.3)	(2.4)	(23.3)	(4.4)
Prior year losses	(26.7)	(41.7)	(63.6)	(98.7)
Total losses and LAE paid and approved for payment	(49.0)	(44.1)	(86.9)	(103.1)

Net unpaid loss and LAE reserves - ending	705.9	662.1	705.9	662.1
Reinsurance recoverable on unpaid losses - ending	70.1	88.2	70.1	88.2
Gross unpaid loss and LAE reserves - ending	$776.0	$750.3	$776.0	$750.3

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

Prior Year Loss and LAE Development — three and six months ended June 30, 2010

During the second quarter of 2010, Montpelier experienced $39.4 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                           2008 individual risk property loss ($10.7 million decrease),

•                           2004 and 2005 catastrophes ($6.0 million decrease),

•                           Decrease in casualty reserves ($5.9 million), most of which relates to medical malpractice contracts written between 2003 and 2008,

•                           Commutation of a proportional contract ($1.5 million decrease),

•                           2009 European Windstorm Klaus ($1.3 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the six months ended June 30, 2010, Montpelier experienced $63.5 million in net favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•                           Decrease in casualty reserves ($8.6 million decrease for the six months ended June 30, 2010, $5.9 million of which was recorded in the second quarter of 2010),

•                           Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($7.2 million decrease). This decrease related to several loss events,

•                           2009 European Windstorm Klaus ($2.4 million decrease for the six months ended June 30, 2010, $1.3 million of which was recorded in the second quarter of 2010),

•                           2007 European Windstorm Kyrill and U.K. floods ($1.9 million decrease for the six months ended June 30, 2010, $0.4 million of which was recorded in the second quarter of 2010),

•                           2008 European Windstorm Emma ($1.5 million decrease for the six months ended June 30, 2010, $0.3 million of which was recorded in the second quarter of 2010).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

Prior Year Loss and LAE Development — three and six months ended June 30, 2009

During the three months ended June 30, 2009, Montpelier experienced $17.3 million in net favorable development on net loss and LAE reserves relating to prior year losses.  The principal reasons for the movement in prior year loss reserves were as follows:

•                           2008 Hurricane Ike ($5.0 million decrease),

•                           2004 and 2005 hurricanes ($4.5 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple underwriting years.

During the six months ended June 30, 2009, Montpelier experienced $32.0 million in net favorable development on net loss and LAE reserves relating to prior year losses.  In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the six month period ended June 30, 2009 were as follows:

•                           Loss estimates associated with certain aviation, marine and casualty risks ($6.6 million decrease),

•                           2005 hurricanes and with certain 2007 events ($5.5 million decrease),

•                           Individual risk losses ($2.2 million decrease).

Montpelier’s reserving process is highly dependent on loss information received from its cedants. With respect to prior year loss development reported during the 2009 and 2010 periods, information and experience obtained since the last reporting date included changes in loss amounts reported by ceding companies, IBNR recorded as a result of these loss advices and other information and events.

3.  Ceded Reinsurance with Third-Parties

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its  exposures. The amount of ceded reinsurance that Montpelier buys varies from year-to-year depending on its risk appetite, as well as availability and cost.  All of Montpelier’s reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. The majority of Montpelier’s reinsurance contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of its business. Montpelier also purchases industry loss warranty policies which provide coverage for certain losses incurred, provided they are triggered by events exceeding a specified industry loss size as well as Montpelier’s own incurred loss. For non-Industry Loss Warranty excess-of-loss reinsurance contracts, the attachment point and exhaustion of these contracts are based solely on the amount of Montpelier’s actual losses incurred from an event or events.

In addition, for certain pro-rata contracts that Montpelier enters into, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which Montpelier nets against its gross premiums written.

Montpelier remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  In the case of inuring reinsurance, Montpelier would be liable in the event that the ceding companies are unable to collect amounts due from underlying third-party reinsurers.

Earned reinsurance premiums ceded were $9.6 million and $8.3 million for the three months ended June 30, 2010 and 2009, respectively, and $16.5 million and $22.7 million for the six months ended June 30, 2010 and 2009, respectively. The increase (decrease) in estimated ultimate reinsurance recoveries included in loss and LAE were $5.4 million and $(13.3) million for the three months ended June 30, 2010 and 2009, respectively, and $6.4 million and $(22.8) million for the six months ended June 30, 2010 and 2009, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

MUSIC was acquired from GAINSCO, Inc. (“GAINSCO”) in November 2007 (the “MUSIC Acquisition”).  At the time of acquisition, MUSIC had no employees or in force premium.  As of June 30, 2010, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $6.0 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at June  30, 2010, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $6.0 million. In addition, the Company has received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become Montpelier’s responsibility.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
Rating	Amount	% of Total	Amount	% of Total
A++	$—	—%	$—	—%
A+	3.6	78	42.7	96
A	0.9	20	1.7	4
A-	0.1	2	0.1	—
Total reinsurance recoverable on paid losses	$4.6	100%	$44.5	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
Rating	Amount	% of Total	Amount	% of Total
A++	$—	—%	$0.4	1%
A+	30.6	44	27.7	40
A	28.3	40	30.1	43
A-	2.1	3	2.3	3
Unrated by A.M. Best	3.1	4	3.0	4
Recoverable under MUSIC guarantee	6.0	9	6.1	9
Total reinsurance recoverable on unpaid losses	$70.1	100%	$69.6	100%

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings generally involve insurance or reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with Montpelier’s net loss and LAE reserves.

In October, 2007, following the failure of contractually-mandated mediation, Montpelier Re received a notice of arbitration from Manufacturers Property and Casualty Limited (“MPCL”), a subsidiary of Manulife Financial Corporation of Toronto, Canada (“Manulife”).  The notice involved two contracts pursuant to which Montpelier Re purchased reinsurance protection from MPCL (the “Disputed Contracts”).  MPCL sought in the arbitration to rescind, in whole or in part, the Disputed Contracts, and sought further relief, including defense costs and interest.

The arbitration hearings regarding the Disputed Contracts were concluded in February, 2010. The arbitration award was issued on June 17, 2010, and dismissed MPCL’s claim for rescission of the Disputed Contracts. The award further directed MPCL to: (i) reimburse Montpelier Re for a portion of its defense costs associated with the proceedings; and (ii) pay Montpelier Re accrued interest on overdue amounts owed through the date of payment.

In June 2010 Montpelier Re received $36.0 million from MPCL representing $33.9 million of outstanding losses under the Disputed Contracts billed to MPCL through March 31, 2010 and $2.1 million in accrued interest thereon.  As of June 30, 2010, Montpelier Re has also recorded an additional $6.3 million recoverable from MPCL representing: (i) $3.2 million of outstanding losses under the Disputed Contracts billed to MPCL after March 31, 2010; and (ii) $3.1 million in reimbursable defense costs and accrued interest.

The outstanding loss payments received from MPCL in June 2010 have been recorded as a reduction to reinsurance recoverable on paid losses on the Company’s consolidated balance sheets. The defense costs and accrued interest received or recoverable from MPCL have been recorded as a reduction to general and administrative expenses on the Company’s consolidated statements of operations.

4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s  fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	June 30, 2010		December 31, 2009
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$679.3	$689.1	$651.7	$653.6
Corporate debt securities	583.9	608.0	537.1	571.7
Debt securities issued by the U.S. Treasury and its agencies	404.9	412.3	461.4	461.0
U.S. government-sponsored enterprise securities	280.5	282.7	336.1	335.2
Commercial mortgage-backed securities	84.2	83.7	66.8	63.0
Debt securities issued by states of the U.S. and political subdivisions	35.9	36.7	24.0	24.6
Other debt obligations	106.2	106.2	100.7	98.4
Total fixed maturity investments	$2,174.9	$2,218.7	$2,177.8	$2,207.5

Equity securities:
Energy	$26.4	$31.8	$35.2	$44.3
Financial	36.9	39.9	33.9	38.1
Technology	30.8	30.1	23.2	26.9
Consumer goods	9.4	11.7	15.9	18.0
Materials	1.5	1.9	15.9	16.1
Other	20.0	18.8	26.2	23.8
Total equity securities	$125.0	$134.2	$150.3	$167.2

As of June 30, 2010, 88% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 11% were rated “BBB” (Good) or below by Standard & Poor’s and 1% were unrated and primarily represented participations in secured bank loans.

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities of $21.7 million and $38.6 million at June 30, 2010 and December 31, 2009, respectively, with associated net unrealized gains (losses) of $1.6 million and $(0.5) million, respectively.

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

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	June 30, 2010		December 31, 2009
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and other	$12.8	$12.8	$30.8	$30.8

Other investments carried at fair value:
CAT Bonds	$10.0	$10.3	$10.0	$10.0
Limited partnership interests	37.2	39.4	27.9	26.5
Symetra common shares	—	—	20.0	22.6
Derivative instruments	6.9	4.3	3.3	1.1
Total other investments carried at fair value	$54.1	$54.0	$61.2	$60.2

Other investments	$66.9	$66.8	$92.0	$91.0

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

In January 2010 the common stock of Symetra Financial Corporation (“Symetra”) began trading on the New York Stock Exchange under symbol “SYA” as a result of the completion of Symetra’s initial public offering (the “Symetra IPO”). Prior to the Symetra IPO, Montpelier’s investment in Symetra was carried as an other investment on the Company’s consolidated balance sheets and its net appreciation or depreciation was reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income on the Company’s consolidated statements of operations.

Montpelier’s investment in Symetra is now presented as an equity security on the Company’s consolidated balance sheets and changes in its fair value are recorded as net realized and unrealized gains (losses) on the Company’s consolidated statements of operations. The Company’s cumulative net appreciation associated with its investment in Symetra, which totaled $2.6 million at December 31, 2009, was reclassified from other comprehensive income during the first quarter of 2010 and is now included in net unrealized investment gains on the Company’s consolidated statements of operations.

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

•                        Level 3 inputs — unobservable inputs.

Montpelier uses an independent service provider for assistance with its investment accounting function. This service provider, as well as the Montpelier’s investment managers, in turn use several pricing services and brokers to assist with the determination of the fair value of Montpelier’s marketable securities. The ultimate pricing source varies based on the security and pricing service, but investments valued on the basis of observable (Levels 1 and 2) inputs are generally assigned values on the basis of actual transactions.

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

In accordance with GAAP, the valuation techniques used by Montpelier and its pricing services maximize the use of observable inputs; unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Montpelier uses the market approach and income approach valuation techniques. There have been no changes in Montpelier’s use of valuation techniques since its adoption of the relevant accounting guidance.

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$3.3	$685.8	$—	$689.1
Corporate debt securities	—	554.4	53.6	608.0
Debt securities issued by the U.S. Treasury and its agencies	276.4	135.8	—	412.3
U.S. government-sponsored enterprise securities	—	282.8	—	282.7
Commercial mortgage-backed securities	—	83.7	—	83.7
Debt securities issued by U.S. states and political subdivisions	—	36.7	—	36.7
Other debt obligations	—	99.4	6.8	106.2
Total fixed maturity investments	$279.7	$1,878.6	$60.4	$2,218.7

Equity securities:
Energy	$31.8	$—	$—	$31.8
Financial	35.4	4.5	—	39.9
Technology	29.3	0.8	—	30.1
Consumer goods	11.5	0.2	—	11.7
Materials	1.8	0.1	—	1.9
Other	18.7	0.1	—	18.8
Total equity securities	$128.5	$5.7	$—	$134.2

Other investments	$—	$14.5	$39.5	$54.0
Total investments carried at fair value	$408.2	$1,898.8	$99.9	$2,406.9

	December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$3.3	$589.8	$60.5	$653.6
Corporate debt securities	—	493.0	78.7	571.7
Debt securities issued by the U.S. Treasury and its agencies	287.3	173.7	—	461.0
U.S. government-sponsored enterprise securities	—	335.2	—	335.2
Commercial mortgage-backed securities	—	63.0	—	63.0
Debt securities issued by U.S. states and political subdivisions	—	24.6	—	24.6
Other debt obligations	—	88.1	10.3	98.4
Total fixed maturity investments	$290.6	$1,767.4	$149.5	$2,207.5

Equity securities:
Energy	$44.3	$—	$—	$44.3
Financial	28.9	5.2	4.0	38.1
Technology	26.1	1.5	—	27.6
Consumer goods	17.7	0.3	—	18.0
Materials	16.0	0.1	—	16.1
Other	22.4	0.7	—	23.1
Total equity securities	$155.4	$7.8	$4.0	$167.2

Other investments	$—	$11.1	$49.1	$60.2
Total investments carried at fair value	$446.0	$1,786.3	$202.6	$2,434.9

Montpelier’s open short equity positions are valued on the basis of Level 1 inputs.

Investments classified as Level 3 as of June 30, 2010 and December 31, 2009 primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not publicly traded or are not actively traded; and (ii) with respect to other investments, certain limited partnerships. As of December 31, 2009, equity securities and other investments classified as Level 3 also included preferred instruments and Montpelier’s investment in Symetra, respectively.

As of June 30, 2010 and December 31, 2009, the Company’s Level 3 investments represented 4.2% and 8.3% of its total investments measured at fair value, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ending June 30, 2010:

	Three Months Ended June 30, 2010
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—
Corporate debt securities	51.5	3.3	—	(1.2)	—	53.6
Debt securities issued by the U.S. Treasury and its agencies	—	—	—	—	—	—
Debt securities issued by U.S. states and political subdivisions	—	—	—	—	—	—
Other debt obligations	17.8	(1.2)	—	—	(9.8)	6.8
Total fixed maturity investments	$69.3	$2.1	$—	$(1.2)	$(9.8)	$60.4

Equity securities:
Consumer goods	$—	$—	$—	$—	$—	$—
Financial	0.1	—	—	—	(0.1)	—
Energy	—	—	—	—	—	—
Materials	—	—	—	—	—	—
Technology	—	—	—	—	—	—
Other	1.3	(1.0)	(0.3)	—	—	—
Total equity securities	$1.4	$(1.0)	$(0.3)	$—	$(0.1)	$—

Other investments	$34.1	$2.8	$—	$2.6	$—	$39.5
Total level 3 investments	$104.8	$3.9	$(0.3)	$1.4	$(9.9)	$99.9

	Six Months Ended June 30, 2010
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$60.5	$—	$—	$—	$(60.5)	$—
Commercial mortgage-backed securities	—	—	—	—	—	—
Corporate debt securities	78.7	2.7	(0.6)	0.9	(28.1)	53.6
Debt securities issued by the U.S. Treasury and its agencies	—	—	—	—	—	—
Debt securities issued by U.S. states and political subdivisions	—	—	—	—	—	—
Other debt obligations	10.3	6.3	—	—	(9.8)	6.8
Total fixed maturity investments	$149.5	$9.0	$(0.6)	$0.9	$(98.4)	$60.4

Equity securities:
Consumer goods	$—	$—	$—	$—	$—	$—
Financial	4.0	(2.2)	—	(1.7)	(0.1)	—
Energy	—	—	—	—	—	—
Materials	—	—	—	—	—	—
Technology	—	—	—	—	—	—
Other	—	0.3	(0.3)	—	—	—
Total equity securities	$4.0	$(1.9)	$(0.3)	$(1.7)	$(0.1)	$—

Other investments	$49.1	$8.4	$—	$4.6	$(22.6)	$39.5
Total level 3 investments	$202.6	$15.5	$(0.9)	$3.8	$(121.1)	$99.9

The primary drivers of the transfer of fixed maturity investments from Level 3 to Level 2 during the first half of 2010 were increased levels of analysis of the valuations of residential mortgage-backed and corporate fixed maturity securities, which provided a higher reliance on observable inputs. During the first quarter of 2010, Montpelier’s investment in Symetra was reclassified from other investments to equity securities and was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

The following tables present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments as of March 31, 2009	$93.7	$9.8	$31.3	$134.8
Net payments, purchases and sales	(28.7)	(4.7)	0.4	(33.0)
Net realized losses	(0.4)	(0.7)	—	(1.1)
Net unrealized gains (losses)	8.7	(2.0)	0.2	6.9
Net transfers in	25.8	0.2	—	26.0
Level 3 investments as of June 30, 2009	$99.1	$2.6	$31.9	$133.6

	Six Months Ended June 30, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments as of December 31, 2008	$158.9	$1.4	$31.0	$191.3
Net payments, purchases and sales	(10.4)	1.3	0.4	(8.7)
Net realized gains (losses)	(0.6)	0.1	—	(0.5)
Net unrealized gains	18.8	0.6	0.5	19.9
Net transfers out	(67.6)	(0.8)	—	(68.4)
Level 3 investments as of June 30, 2009	$99.1	$2.6	$31.9	$133.6

Increased pricing transparency of certain of Montpelier’s fixed maturities historically classified as Level 3 resulted in a shift of such securities to Level 2 during the first half of 2009.

There were no transfers between Levels 1 and 2 during the periods presented.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short equity positions for the three and six months ended June 30, 2010 and 2009, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Three Months Ended June 30, 2010:
Fixed maturity investments	$6.4	$8.9	$(0.4)	$14.9	$—
Equity securities	4.7	(13.4)	0.1	(8.6)	—
Other investments	(1.8)	3.8	(5.4)	(3.4)	—

Three Months Ended June 30, 2009:
Fixed maturity investments	$1.9	$40.5	$—	$42.4	$—
Equity securities	1.9	43.6	0.4	45.9	—
Other investments	(1.6)	3.0	4.5	5.9	0.4

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Six Months Ended June 30, 2010:
Fixed maturity investments	$18.8	$14.1	$(0.4)	$32.5	$—
Equity securities	5.0	(6.0)	0.3	(0.7)	—
Other investments	(1.6)	7.1	(8.2)	(2.7)	(2.6)

Six Months Ended June 30, 2009:
Fixed maturity investments	$2.4	$49.6	$—	$52.0	$—
Equity securities	(6.7)	42.9	(2.5)	33.7	—
Other investments	(5.7)	3.9	9.6	7.8	0.2

(1)          Represents realized and unrealized foreign exchange gains from investments and income (expense) derived from the Company’s investments in Foreign Exchange Contracts and Investment Options and Futures (See Note 6).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fixed maturity investments	$20.7	$20.6	$40.9	$38.6
Cash and cash equivalents	—	0.1	0.1	0.3
Equity securities	0.2	0.9	0.5	2.1
Other investments	1.3	0.9	1.5	2.2
Total investment income	22.2	22.5	43.0	43.2
Investment expenses	(1.9)	(2.0)	(4.2)	(3.7)
Net investment income	$20.3	$20.5	$38.8	$39.5

Other Investment Matters

Effective March 31, 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust has been set at $230.0 million. As of June 30, 2010, the fair value of Montpelier’s cash and investments held in the Lloyd’s Capital Trust was $252.5 million.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $6.8 million at June 30, 2010 and December 31, 2009.

Sales of investments totaled $982.6 million and $917.9 million for the six months ended June 30, 2010 and 2009, respectively.  Maturities, calls and paydowns of investments totaled $358.9 million and $489.6 million for the six months ended June 30, 2010 and 2009, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the periods presented.

5.  Debt and Financing Arrangements

Senior Debt (“Senior Notes”)

During 2003, the Company issued $250.0 million in principal amount of senior unsecured debt. The Senior Notes bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

In May 2010 the Company repurchased $1.0 million in principal amount of its Senior Notes. The loss recognized on the transaction, representing the difference between the amount of consideration paid and the carrying value of the Senior Notes repurchased, was less than $0.1 million.

In March 2009 the Company repurchased $21.0 million in principal amount of its Senior Notes.  The gain recognized on the transaction, representing the difference between the consideration paid and the carrying value of the Senior Notes repurchased, was $5.9 million.

The carrying value of the Senior Notes at June 30, 2010 and December 31, 2009, was $227.7 million and $228.6 million, respectively.

The Company incurred interest expense on the Senior Notes of $3.5 million for each of the three-month periods ended June 30, 2010 and 2009 and $7.0 million and $7.3 million for the six months ended June 30, 2010 and 2009, respectively. The Company paid $7.0 million and $7.8 million in interest on the Senior Notes during the six month periods ended June 30, 2010 and 2009, respectively.

Trust Preferred Securities

In January 2006, the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million in principal amount of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option at par beginning March 30, 2011, and require quarterly distributions of interest. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.

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

The Company incurred interest expense on the Trust Preferred Securities of $2.2 million for each of the three months ended June 30, 2010 and 2009, and $4.3 million for each of the six month periods ended June 30, 2010 and 2009. The Company paid $4.3 million in interest on the Trust Preferred Securities during each of the six-month periods ended June 30, 2010 and 2009.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $439.3 million at June 30, 2010. The following table outlines these facilities as of June 30, 2010:

	Credit Line	Amount drawn	Expiry Date
Secured operational Letter of Credit Facilities
Montpelier Re’s Syndicated facility: Tranche B	$225.0	$111.2	Aug. 2010
Montpelier Re’s Syndicated 5-Year facility (I)	$500.0	$38.0	June 2011
Montpelier Re’s Syndicated 5-Year facility (II)	$215.0	$84.9	June 2012
Montpelier Re’s Bilateral facility	$100.0	$9.9	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of June 30, 2010 and December 31, 2009, the Company and Montpelier Re were in compliance with all covenants.

Effective April 1, 2010, the annual commitment fee for Montpelier Re’s Bilateral facility was increased from 0.20% to 0.40%.  This commitment fee is charged on drawn balances only.

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

The following table presents the fair values of Montpelier’s derivative instruments at June 30, 2010 and December 31, 2009:

	June 30 2010	December 31, 2009
Derivative contracts recorded as other investments:
Foreign Exchange Contracts	$0.8	$(0.7)
Investment Options and Futures	3.5	1.8
Derivative contracts recorded as other investments	$4.3	$1.1

The following table presents the net income (expense) from Montpelier’s derivative instruments during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
CAT Bond Protection	$—	$—	$—	$(0.2)
Foreign Exchange Contracts	0.3	0.8	(0.6)	(0.7)
Investment Options and Futures	(5.6)	3.7	(7.6)	10.3
ILW Contract	0.1	—	0.1	—
Net income (expense) from derivative instruments	$(5.2)	$4.5	$(8.1)	$9.4

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

Foreign Exchange Contracts

Montpelier’s foreign currency exchange agreements (“Foreign Exchange Contracts”) constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they are designed to protect Montpelier against adverse movements in foreign exchange rates.  Montpelier’s open foreign currency agreements at June 30, 2010 were denominated in British pounds and European Union Euros.

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.  At June 30, 2010 and December 31, 2009, Montpelier was party to outstanding foreign currency exchange agreements with gross notional exposures of $65.9 million and $30.5 million, respectively.

Investment Options and Futures

Montpelier’s various exchange-traded investment options and futures (“Investment Options and Futures”) are a part of the investing strategy of certain of its investment managers and are also used to reduce its exposure to interest rate fluctuations.  As of June 30, 2010 and December 31, 2009, Montpelier had open long option positions with a fair value of $3.5 million and $1.8 million, respectively.

The fair value of the open options is derived based on other observable (Level 2) inputs.

ILW Contract

In April 2010, Montpelier entered into the ILW Contract under which qualifying loss payments are triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured. The ILW Contract provides the insured with $15.0 million of protection resulting from industry losses of a stated amount and expires on March 31, 2011.

The ILW Contract covers losses incurred in several U.S. states resulting from earthquake damage, and is carried at fair value in accordance with GAAP.  The fair value of the ILW Contract liability at June 30, 2010, was $0.3 million and was derived based on unobservable inputs (Level 3) inputs).

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

In connection with this transaction, Mr. Ross resigned from the Company’s Board of Directors (the “Board”) on March 1, 2010.

8.  Common Shareholders’ Equity

Common Shares

The following table summarizes the Company’s Common Share activity during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(in Common Shares)	2010	2009
Beginning Common Shares outstanding	79,998,795	91,826,704
Acquisitions of Common Shares:
Common Shares repurchased and placed in treasury	(706,000)	—
Common Shares repurchased and retired	(8,739,400)	—
Common Shares retired in connection with the Share Issuance Agreement	—	(5,920,000)
Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	335,557	450,135
Issuances in satisfaction of DSU obligations	—	26,703
Ending Common Shares outstanding	70,888,952	86,383,542

2010 Common Share activity

The Company purchased 706,000 Common Shares at an average price of $17.23 per share from January 4, 2010 to January 11, 2010. These shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations. See Note 13.

The Company purchased 1,591,598 Common Shares at an average price of $17.77 per share from January 12, 2010 to February 23, 2010 and 250,000 Common Shares at an average of $15.01 per share in June 2010.  These shares were subsequently retired.

On February 26, 2010, the Company purchased the entirety of the 6,897,802 Common Shares previously owned by  Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC. at a price of $19.00 per share.  See Note 7.  These shares were subsequently retired.

During the first six months of 2010, the Company issued 335,557 Common Shares to employees in satisfaction of vested Restricted Share Unit (“RSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.1 million, which was recorded as a reduction in additional paid-in capital.

2009 Common Share activity

In connection with the termination of the Company’s Share Issuance Agreement on March 4, 2009, the Forward Counterparty delivered to the Company 5,920,000 Common Shares previously issued to it in exchange for a cash payment of $0.01.  See Note 6.  These Common Shares were subsequently retired.

During the first six months of 2009, the Company issued 450,135 Common Shares to employees in satisfaction of vested RSU obligations and 26,703 Common Shares to certain of its directors in satisfaction of Director Share Unit (“DSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.4 million, which was recorded as additional paid-in capital.

Dividends Declared on Common Shares

The Company declared regular cash dividends totaling $0.18 and $0.15 per Common Share during the six months ending June 30, 2010 and 2009, respectively.

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

The Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services are collectively referred to Corporate and Other.

The following table summarizes Montpelier’s identifiable assets by segment as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Montpelier Bermuda	$2,810.2	$2,787.3
Montpelier Syndicate 5151	300.2	205.1
MUSIC	87.5	77.2
Corporate and Other	6.3	29.6

Total assets	$3,204.2	$3,099.2

A summary of Montpelier’s statements of operations by segment for the three months ended June 30, 2010 follows:

Three Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$148.1	$52.5	$11.7	$(12.8)	$199.5
Reinsurance premiums ceded	(1.7)	(14.2)	(0.4)	12.8	(3.5)
Net premiums written	146.4	38.3	11.3	—	196.0
Change in unearned premiums	(45.1)	0.3	(2.9)	—	(47.7)
Net premiums earned	101.3	38.6	8.4	—	148.3

Loss and LAE	(18.9)	(17.6)	(7.1)	—	(43.6)
Acquisition costs	(14.1)	(7.4)	(1.9)	—	(23.4)
General and administrative expenses	(4.5)	(8.6)	(2.7)	(6.0)	(21.8)
Underwriting income	63.8	5.0	(3.3)	(6.0)	59.5
Net investment income	19.2	0.5	0.6	—	20.3
Net investment and foreign exchange gains	5.5	(2.2)	0.4	(1.0)	2.7
Net expense from derivative instruments	(5.2)	—	—	—	(5.2)
Interest and other financing expenses	(0.4)	(0.1)	—	(5.6)	(6.1)

Income before income taxes	$82.9	$3.2	$(2.3)	$(12.6)	$71.2

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended June 30, 2010 follows:

Three Months Ended June 30, 2010	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$9.7	$42.8	$52.5
Reinsurance premiums ceded	(4.0)	(10.2)	(14.2)
Net premiums written	5.7	32.6	38.3
Change in unearned premiums	1.9	(1.6)	0.3
Net premiums earned	7.6	31.0	38.6

Loss and LAE	(3.4)	(14.2)	(17.6)
Acquisition costs	(2.0)	(5.4)	(7.4)
General and administrative expenses	(3.2)	(5.4)	(8.6)
Underwriting income	$(1.0)	$6.0	$5.0

A summary of Montpelier’s statements of operations by segment for the six months ended June 30, 2010 follows:

Six Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$331.5	$135.5	$20.3	$(13.0)	$474.3
Reinsurance premiums ceded	(10.3)	(18.4)	(0.7)	13.0	(16.4)
Net premiums written	321.2	117.1	19.6	—	457.9
Change in unearned premiums	(108.8)	(37.9)	(4.4)	—	(151.1)
Net premiums earned	212.4	79.2	15.2	—	306.8

Loss and LAE	(102.4)	(73.8)	(11.6)	—	(187.8)
Acquisition costs	(28.6)	(13.8)	(3.4)	—	(45.8)
General and administrative expenses	(15.5)	(17.5)	(5.1)	(12.8)	(50.9)
Underwriting income	65.9	(25.9)	(4.9)	(12.8)	22.3
Net investment income	36.9	0.8	1.1	—	38.8
Other revenue	0.2	—	—	—	0.2
Net investment and foreign exchange gains	30.7	7.2	0.8	(0.1)	38.6
Net expense from derivative instruments	(8.1)	—	—	—	(8.1)
Interest and other financing expenses	(0.8)	(0.6)	—	(11.2)	(12.6)

Income before income taxes	$124.8	$(18.5)	$(3.0)	$(24.1)	$79.2

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the six months ended June 30, 2010 follows:

Six Months Ended June 30, 2010	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$21.6	$113.9	$135.5
Reinsurance premiums ceded	(6.1)	(12.3)	(18.4)
Net premiums written	15.5	101.6	117.1
Change in unearned premiums	2.4	(40.3)	(37.9)
Net premiums earned	17.9	61.3	79.2

Loss and LAE	(12.4)	(61.4)	(73.8)
Acquisition costs	(4.3)	(9.5)	(13.8)
General and administrative expenses	(6.6)	(10.9)	(17.5)
Underwriting loss	$(5.4)	$(20.5)	$(25.9)

A summary of Montpelier’s statements of operations by segment for the three months ended June 30, 2009 follows:

Three Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$153.4	$35.0	$4.2	$(8.2)	$184.4
Reinsurance premiums ceded	0.9	(9.4)	(0.2)	8.2	(0.5)
Net premiums written	154.3	25.6	4.0	—	183.9
Change in unearned premiums	(50.0)	8.6	(1.1)	—	(42.5)
Net premiums earned	104.3	34.2	2.9	—	141.4

Loss and LAE	(15.4)	(15.9)	(2.0)	—	(33.3)
Acquisition costs	(12.6)	(6.3)	(0.6)	—	(19.5)
General and administrative expenses	(15.3)	(7.3)	(2.3)	(9.3)	(34.2)
Underwriting income	61.0	4.7	(2.0)	(9.3)	54.4
Net investment income	19.8	0.1	0.5	0.1	20.5
Other revenue	0.3	—	—	—	0.3
Net investment and foreign exchange gains	94.1	(6.8)	0.8	(2.1)	86.0
Net income from derivative instruments	4.5	—	—	—	4.5
Interest and other financing expenses	(0.4)	(0.5)	—	(5.8)	(6.7)

Income before income taxes	$179.3	$(2.5)	$(0.7)	$(17.1)	$159.0

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended June 30, 2009 follows:

Three Months Ended June 30, 2009	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$17.1	$17.9	$35.0
Reinsurance premiums ceded	(3.9)	(5.5)	(9.4)
Net premiums written	13.2	12.4	25.6
Change in unearned premiums	1.6	7.0	8.6
Net premiums earned	14.8	19.4	34.2

Loss and LAE	(11.0)	(4.9)	(15.9)
Acquisition costs	(4.2)	(2.1)	(6.3)
General and administrative expenses	(4.3)	(3.0)	(7.3)
Underwriting income	$(4.7)	$9.4	$4.7

A summary of Montpelier’s statements of operations by segment for the six months ended June 30, 2009 follows:

Six Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$336.5	$99.5	$7.6	$(8.6)	$435.0
Reinsurance premiums ceded	(9.4)	(12.3)	(0.2)	8.6	(13.3)
Net premiums written	327.1	87.2	7.4	—	421.7
Change in unearned premiums	(115.8)	(28.3)	(2.8)	—	(146.9)
Net premiums earned	211.3	58.9	4.6	—	274.8

Loss and LAE	(49.6)	(26.6)	(3.3)	—	(79.5)
Acquisition costs	(31.9)	(10.5)	(1.0)	—	(43.4)
General and administrative expenses	(28.9)	(15.9)	(4.1)	(14.0)	(62.9)
Underwriting income	100.9	5.9	(3.8)	(14.0)	89.0
Net investment income	38.0	0.2	1.1	0.2	39.5
Gain on early extinguishment of debt	—	—	—	5.9	5.9
Other revenue	0.5	—	—	—	0.5
Net investment and foreign exchange gains	84.9	(4.9)	1.0	(1.8)	79.2
Net income from derivative instruments	9.4	—	—	—	9.4
Interest and other financing expenses	(0.8)	(0.8)	—	(11.6)	(13.2)

Income before income taxes	$232.9	$0.4	$(1.7)	$(21.3)	$210.3

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

Gross Written Premiums By Line of Business and Geography

The following tables present our gross premiums written, by line of business and reportable segment, during the three months ended June 30, 2010, and 2009:

Three Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$104.7	$5.5	$—	$(12.4)	$97.8
Property Specialty - Treaty	13.3	4.7	—	—	18.0
Other Specialty - Treaty	18.5	14.9	—	—	33.4
Property and Specialty Individual Risk	11.6	27.4	11.7	(0.4)	50.3
Total gross premiums written	$148.1	$52.5	$11.7	$(12.8)	$199.5

Three Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$113.6	$5.0	$—	$(8.2)	$110.4
Property Specialty - Treaty	12.7	5.4	—	—	18.1
Other Specialty - Treaty	15.2	9.4	—	—	24.6
Property and Specialty Individual Risk	11.9	15.2	4.2	—	31.3
Total gross written premiums	$153.4	$35.0	$4.2	$(8.2)	$184.4

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended June 30,
	2010		2009
U.S. and Canada	$128.9	65%	$127.2	69%
Worldwide (1)	33.5	17	27.6	15
Japan	11.4	6	14.5	8
U.K. and Ireland	8.3	4	4.2	2
Worldwide, excluding U.S. and Canada (2)	6.3	3	5.3	3
Western Europe, excluding the U.K. and Ireland	0.6	—	1.9	1
Other	10.5	5	3.7	2
Total gross premiums written	$199.5	100%	$184.4	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross written premiums, by line of business, within each of its operating segments during the six months ended June 30, 2010 and 2009:

Six Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$220.1	$35.7	$—	$(12.4)	$243.4
Property Specialty - Treaty	25.6	11.8	—	—	37.4
Other Specialty - Treaty	62.5	37.2	—	—	99.7
Property and Specialty Individual Risk	23.3	50.8	20.3	(0.6)	93.8
Total gross premiums written	$331.5	$135.5	$20.3	$(13.0)	$474.3

Six Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$220.2	$29.7	$—	$(8.6)	$241.3
Property Specialty - Treaty	40.8	16.5	—	—	57.3
Other Specialty - Treaty	51.1	28.2	—	—	79.3
Property and Specialty Individual Risk	24.4	25.1	7.6	—	57.1
Total gross written premiums	$336.5	$99.5	$7.6	$(8.6)	$435.0

(1)          Represents an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Six Months Ended June 30,
	2010		2009
U.S. and Canada	$245.0	52%	$241.3	55%
Worldwide (1)	107.4	22	72.9	17
Western Europe, excluding the U.K. and Ireland	28.3	6	29.8	7
Worldwide, excluding U.S. and Canada (2)	22.8	5	28.1	6
U.K. and Ireland	20.0	4	16.8	4
Japan	13.7	3	17.1	4
Other	37.1	8	29.0	7

Total gross premiums written	$474.3	100%	$435.0	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three months ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$63.3	$9.6	$—	$(2.0)	$70.9
Property Specialty - Treaty	13.3	5.3	—	0.6	19.2
Other Specialty - Treaty	16.3	10.6	—	0.9	27.8
Property and Specialty Individual Risk	8.4	13.1	8.4	0.5	30.4
Total net premiums earned	$101.3	$38.6	$8.4	$—	$148.3

Three Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$59.6	$8.5	$—	$(1.3)	$66.8
Property Specialty - Treaty	17.6	10.2	—	0.6	28.4
Other Specialty - Treaty	19.6	5.9	—	(0.2)	25.3
Property and Specialty Individual Risk	7.5	9.6	2.9	0.9	20.9
Total net premiums earned	$104.3	$34.2	$2.9	$—	$141.4

(1)          Represents an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three months ended June 30,
	2010		2009
U.S. and Canada	$81.9	55%	$82.0	58%
Worldwide (1)	31.3	21	23.0	16
Western Europe, excluding the U.K. and Ireland	8.5	6	9.3	7
Worldwide, excluding U.S. and Canada (2)	7.9	5	8.7	6
U.K. and Ireland	5.7	4	5.8	4
Japan	4.8	3	6.0	4
Other	8.2	6	6.6	5

Total net earned premiums	$148.3	100%	$141.4	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the six months ended June 30, 2010 and 2009:

Six Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$133.3	$19.1	$—	$(3.2)	$149.2
Property Specialty - Treaty	25.0	10.4	—	0.7	36.1
Other Specialty - Treaty	34.2	22.6	—	1.8	58.6
Property and Specialty Individual Risk	19.9	27.1	15.2	0.7	62.9
Total net premiums earned	$212.4	$79.2	$15.2	$—	$306.8

Six Months Ended June 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$117.1	$15.5	$—	$(2.3)	$130.3
Property Specialty - Treaty	39.7	15.3	—	0.2	55.2
Other Specialty - Treaty	39.1	11.5	—	0.2	50.8
Property and Specialty Individual Risk	15.4	16.6	4.6	1.9	38.5
Total net premiums earned	$211.3	$58.9	$4.6	$—	$274.8

(1)          Represents an inter-segment reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Six months ended June 30,
	2010		2009
U.S. and Canada	$165.3	54%	$155.3	57%
Worldwide (1)	62.5	20	44.6	16
Worldwide, excluding U.S. and Canada (2)	18.0	6	17.1	6
Western Europe, excluding the U.K. and Ireland	17.4	6	18.7	7
U.K. and Ireland	13.1	4	11.6	4
Japan	10.0	3	11.4	4
Other	20.5	7	16.1	6

Total net earned premiums	$306.8	100%	$274.8	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

10.  Earnings Per Share

In calculating the Company’s earnings per share, the numerator is reduced by the portion of current earnings allocated to outstanding participating securities and the denominator is reduced by the average number of Common Shares issued under the Share Issuance Agreement. See Note 6.

The Company’s participating securities consist solely of outstanding RSUs. See Note 13.

The following table outlines the Company’s computation of earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings per share numerators:
Net income	$69.9	$159.0	$79.8	$211.3
Net earnings allocated to participating securities	(1.6)	(2.8)	(1.7)	(3.6)
Earnings per share numerator	$68.3	$156.2	$78.1	$207.7

Earnings per share denominator (millions of shares):
Average Common Shares outstanding	71.0	86.4	72.2	88.3
Average Common Shares - Share Issuance Agreement	—	—	—	(2.6)
Earnings per share denominator	71.0	86.4	72.2	85.7

Basic and diluted earnings per share:	$0.96	$1.81	$1.08	$2.42

11.  Commitments and Contingent Liabilities

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at June 30, 2010.

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

Montpelier underwrites the majority of its business through insurance and reinsurance brokers. Credit risk exists to the extent that any of these brokers may be unable to fulfill their contractual obligations to Montpelier.  For example, Montpelier is frequently required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with Montpelier. In some jurisdictions, if a broker fails to make such a payment, Montpelier might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to Montpelier for those amounts, whether or not the premiums have actually been received.

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

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with the Company’s net loss and loss expense reserves. See Note 3 for a description of Montpelier Re’s recently settled dispute with MPCL.

Investment Commitment

As of June 30, 2010, Montpelier had unfunded commitments to invest $15.1 million into three separate private investment funds.

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

The Bermuda Statutory Capital Requirement is a tool to measure risk and to determine an enhanced capital requirement and target capital level (defined as 120% of the capital requirement) for Class 4 insurers. Montpelier Re’s capital and surplus exceeded the target capital level for all periods presented.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of June 30, 2010 was fulfilled through the Lloyd’s Capital Trust. See Note 4.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”).  Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of June 30, 2010, Syndicate 5151 held $38.5 million in cash and cash equivalents and $106.7 million in investment securities, within the Premiums Trust Funds.

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

Performance Shares

From 2002 to 2007, performance shares were a significant element of the Company’s LTIP awards in terms of prospective value.  At target payout, each performance share represented the fair value of a Common Share. At the end of a performance period, which was generally the three-year period following the date of grant, a plan participant received a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to the operating and financial performance of the Company over the period. Additionally, at the discretion of the CN Committee, the performance of certain members of senior management could be further measured by reference to the ratio of the actual return on equity to ROAC (the “Swing Factor”) resulting in an adjustment to the harvest of up to + / - 25%.  The Company no longer has any performance shares outstanding.

The actual performance share harvest ratio for all participants with respect to the 172,000 performance shares outstanding for the 2007-2009 cycle was 106% based on an achieved ROAC of 16.5%. The 2007-2009 performance shares were settled in March 2010 through a cash payment to participants totaling $3.2 million.

The actual performance share harvest ratio for participants with respect to the 153,000 performance shares outstanding for the 2006-2008 cycle was: (i) 116% for the 38,000 performance shares not subject to the Swing Factor based on an achieved ROAC of 17.3%; and (ii) 95% for the 115,000 performance shares subject to the Swing Factor. The 2006-2008 performance shares were settled in February 2009 through a cash payment to participants totaling $2.5 million.

During the six months ended June 30, 2010, the Company recorded $0.2 million of performance share expense all of which was recognized during the first quarter. During the three and six months ended June 30, 2009, the Company recorded $0.3 million and $(0.3) million of performance share expense (income), respectively.

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

For the RSU award cycle from 2010 to 2013, the number of Variable RSUs to be awarded will be determined based on a 2010 target ROE of 9.69%. At an achieved ROE of 9.69% (“Target”) the Company would expect to grant approximately 600,000 Variable RSUs to participants, at an ROE of 3.69% (“Threshold”) the Company would not expect to grant any Variable RSUs to participants and at an ROE of 19.69% (“Maximum”) the Company would expect to grant approximately 1,200,000 Variable RSUs to participants.

The following table summarizes Montpelier’s RSU activity for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,889,904	$17.4	1,487,195	$15.4
Fixed RSUs awarded	10,000	0.2	7,500	0.1

Variable RSUs at target, 2010 - 2013 cycle	(40,216)	(0.7)	—	—
Changes in Variable RSU projections, 2010 - 2013 cycle	12,065	0.2	—	—

Variable RSUs at target, 2009 - 2012 cycle	—	—	5,270	0.1
Changes in Variable RSU projections, 2009 - 2012 cycle	—	—	341,765	5.4

Payments	(71,766)	—	(76,967)	—
Expense recognized	—	(2.8)	—	(3.9)
End of period	1,799,987	$14.3	1,764,763	$17.1

	Six Months Ended June 30,
	2010		2009
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,768,769	$13.3	1,281,619	$7.4
Fixed RSUs awarded	10,000	0.2	7,500	0.1

Variable RSUs at target, 2010 - 2013 cycle	582,969	9.6	—	—
Changes in Variable RSU projections, 2010 - 2013 cycle	(174,885)	(2.9)	—	—

Variable RSUs at target, 2009 - 2012 cycle	3,225	—	690,987	11.0
Changes in Variable RSU projections, 2009 - 2012 cycle	9,566	0.1	341,765	5.4

Changes in Variable RSU projections, 2008 - 2011 cycle	—	—	(19,662)	(0.2)

Payments	(399,657)	—	(537,446)	—
Expense recognized	—	(6.0)	—	(6.6)
End of period	1,799,987	$14.3	1,764,763	$17.1

For the periods presented, the Company assumed a 3% to 9% forfeiture rate depending on the nature and term of the individual award and past experience.  Actual forfeitures are periodically compared to assumed forfeitures and adjustments are made as deemed necessary.  No adjustments were required in any of the periods presented.

On the basis of the Company’s results achieved during the first six months of 2010, the Company anticipates issuing a total of 408,084 Variable RSUs or approximately 70% of the 582,969 target RSUs outstanding for the 2010-2013 award cycle at June 30, 2010. The actual number of Variable RSUs to be awarded for the 2010 to 2013 cycle may be more or less than this anticipated total and, as previously mentioned, will not be fixed and determinable until the completion of the Initial RSU Period.

On the basis of the Company’s preliminary 2009 results, the Company anticipated issuing a total of 1,260,327 Variable RSUs for the 2009-2012 award cycle at December 31, 2009.  Based on actual 2009 results achieved, as approved by the CN Committee in March 2010, the actual number of Variable RSUs award for that cycle was increased to 1,273,118 during the first quarter of 2010 or approximately 193% of the target RSU’s ultimately fixed for that cycle.

On the basis of the Company’s preliminary 2008 results, the Company anticipated issuing a total of 316,036 Variable RSUs for the 2008-2011 award cycle at December 31, 2008.  Based on actual 2008 results achieved, as approved by the CN Committee in February 2009, the actual number of Variable RSUs award for that cycle was reduced to 296,274 during the first quarter of 2009 or approximately 50% of the target RSUs ultimately fixed for that cycle.

During the second quarter of 2010, the Company paid out 71,766 vested RSUs and withheld, at the recipient’s election, 15,010 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 56,756 Common Shares from its treasury resulting in a gain on the issuance of treasury shares of less than $0.1 million.  See Note 1 and Note 8.  The fair value of the RSUs paid out during the second quarter of 2010 was $1.1 million.

During the six month period ending June 30, 2010, the Company paid out 399,657 vested RSUs and withheld, at the recipient’s election, 64,100 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 335,557 Common Shares from its treasury resulting in a $0.1 million loss on the issuance of treasury shares.  See Note 1 and Note 8.  The fair value of the RSUs paid out during the six months ended June 30, 2010 was $6.8 million.

During the second quarter of 2009, the Company paid out 76,967 vested RSUs and withheld, at the recipient’s election, 22,708 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 54,259 Common Shares from its treasury resulting in a $0.1 million gain on the issuance of treasury shares.  See Note 1 and Note 8.  The fair value of the 76,967 vested RSUs paid out during the second quarter of 2009 was $1.1 million.

During the six month period ending June 30, 2009, the Company paid out 537,446 vested RSUs and withheld, at the recipient’s election, 87,311 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 450,135 Common Shares from its treasury resulting in a $1.4 million gain on the issuance of treasury shares.  See Note 1 and Note 8.  The fair value of the 537,446 vested RSUs paid out during the six months ended June 30, 2009 was $8.2 million.

None of the outstanding RSUs at June 30, 2010 or 2009 were vested.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at June 30, 2010, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Five-year RSU awards granted in 2007	93,350	$0.5
Four-year RSU awards granted in 2008	183,826	0.8
Five-year RSU awards granted in 2008	118,900	0.7
Four-year RSU awards granted in 2009	979,827	7.2
Five-year RSU awards granted in 2009	6,000	—
Four-year RSU awards granted in 2010 (including those awards in their Initial RSU Period)	418,084	5.1
Total RSUs outstanding at June 30, 2010	1,799,987	$14.3

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $5.3 million during the balance of 2010. In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $5.8 million, $2.7 million and $0.5 million in 2011, 2012 and 2013 and beyond, respectively.

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

All participating directors elected to receive payment for their outstanding DSUs in January 2009, which resulted in the issuance of 26,703 Common Shares and the payment of $0.2 million.  See Note 8.  The fair value of the DSUs paid out during the first six months of 2009 was $0.7 million.

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

During the three and six month periods ended June 30, 2010, Montpelier recorded an income tax benefit (expense) of $(1.3) million and $0.6 million, respectively, associated primarily with its U.K. operations. During the six months ended June 30, 2009, Montpelier recorded an income tax benefit of $1.0 million, all of which was recorded during the first quarter of 2009.  The 2009 benefit related primarily to a change in Montpelier’s tax treatment of certain intercompany transactions.

During the six months ended June 30, 2010, Montpelier received $0.5 million in net income tax refunds. During the six months ended June 30, 2009, Montpelier did not make any income tax payments and did not receive any income tax refunds.

Bermuda

The Company and its Bermuda-domiciled subsidiaries and affiliates have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United Kingdom

MCL, MUAL, PUAL, MUSL, MMSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended June 30, 2010 and 2009, these companies had pretax income (loss) of $3.7 million and $(1.8) million, respectively, and during the six months ended June 30, 2010 and 2009, these companies had pretax income (loss) of $(3.1) million and $0.7 million, respectively.  As of June 30, 2010 and December 31, 2009, these companies had a net deferred tax liability of $1.2 million and $1.9 million, respectively.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended June 30, 2010 and 2009, these companies had a pretax loss of $4.6 million and $4.2 million, respectively, and during the six months ended June 30, 2010 and 2009, these companies had a pretax loss of $7.9 million and $8.7 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established an offsetting $17.9 million U.S. deferred tax asset valuation allowance against its existing $17.9 million deferred tax asset at June 30, 2010.  As of December 31, 2009, these companies had a net deferred tax asset of $15.6 million which was fully offset by a $15.6 million deferred tax asset valuation allowance.  The net operating loss associated with these operations may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes.  During the six months ended June 30, 2010 and 2009, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the six months ended June 30, 2010 and 2009, such income taxes totaled less than $0.1 million.

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

The Company’s fixed-rate debt consists of the Senior Notes and the Trust Preferred Securities. At June 30, 2010 and December 31, 2009 the fair value of the Senior Notes (based on quoted market prices) was $232.2 million and $227.6 million, respectively, which compared to a carrying value of $227.7 million and $228.6 million, respectively.  At June 30, 2010 and December 31, 2009, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $80.0 million and $70.0 million, respectively, which compared to a carrying value of $100.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and our financial condition as of June 30, 2010 and December 31, 2009.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

Important events and uncertainties that could cause our actual results, future dividends or future Common Share repurchases to differ include, but are not necessarily limited to: market conditions affecting our Common Share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of the Company and its subsidiaries effectively; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of estimates reported by cedants and brokers on pro rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and LAE, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in  tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency fluctuations.

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

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature and 2010 has proven to be a more difficult operating environment than 2009, which has placed an increased emphasis on risk selection and capital management.

During 2009 we observed adequate to strong pricing levels in the majority of our business lines, ending broad price reductions experienced over the previous two years. During 2009 we and many of our peers experienced strong underwriting and investment returns due to a low level of catastrophes and a widespread rebound in the financial markets.  These strong returns have led to an increase in the amount of capital available in the reinsurance market, which in turn has led to downward pricing pressure in 2010. Events that have occurred thus far in 2010, mainly the Chilean earthquake and the Deepwater Horizon oil rig explosion and fire, have not reversed these trends.

We have also observed reduced demand for reinsurance in 2010 as weak economic conditions dampened growth prospects for ceding companies who, at the same time, have a greater capacity to retain risk. As we enter the second half of 2010 we have become more cautious about the pricing outlook for most classes of our business.

Despite this challenging marketplace, we have found attractive growth opportunities within our newer U.S. and U.K. platforms that have offset reductions in our Property Catastrophe - Treaty writings. Due mainly to growth in our Property and Specialty Individual Risk and Other Specialty - Treaty lines of business, our net written premiums grew 5% in total during the quarter ended June 30, 2010, as compared to the second quarter of 2009, excluding the impact of reinstatement premiums. The most significant drivers of this growth were our marine insurance and PUAL teams in London and our MUSIC excess and surplus line team in the U.S.

Matching capital and risk tolerance to the size of the underwriting opportunity remains an integral part of our cycle management strategy.  In the face of declining pricing trends, we have recently reduced our peak zone exposures heading into the U.S. hurricane season through a combination of reductions in our gross exposures and increases in our reinsurance purchases, and we have resumed our share repurchase program.

Pricing levels leading into the January 2011 renewal season will depend heavily on the level of catastrophe activity during the remainder of the year. Further, low investment yields and attractive share repurchase opportunities for many reinsurers may also reduce the supply of capital and help instill pricing discipline in the reinsurance market as a whole. In the meantime, we continue to focus on identifying those areas and alternatives that generate the greatest possible return on our capital.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary risk management system), third-party vendor models, underwriting judgment, and our own reinsurance purchases.

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

Exposure Management

We track gross reinsurance treaty contract limits that we believe are exposed to individual occurrences within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of June 30, 2010, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party vendor models, CATM and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from our inward portfolio of property, aviation, workers’ compensation, engineering, marine, casualty and personal accident insurance policies, reinsurance policies and event-linked derivative securities, offset by the net benefit of any reinsurance or derivative protections we purchase and the net benefit of reinstatement premiums. The table below details our estimated average net impact market share for selected natural catastrophe events of various industry loss magnitudes:

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

Summary Financial Results

We ended the first half of 2010 with a fully converted tangible book value per share of $22.24, an increase of 4.9% for the past three months, 6.4% for the past six months and 25.0% for the past twelve months, inclusive of dividends declared during such periods.

The increase in our fully converted tangible book value per share during the second quarter of 2010 resulted primarily from strong underwriting results and steady investment performance.  Our comprehensive income for the second quarter of 2010 was $70.6 million and our GAAP combined ratio was 59.8%, compared to comprehensive income of $162.5 million and a GAAP combined ratio of 61.5% for the second quarter of 2009.

Our underwriting results for the second quarter of 2010 included a $20.0 million net loss associated with the Deepwater Horizon oil rig explosion and fire, offset by $39.4 million of net favorable reserve development on prior year losses. Our underwriting results for the second quarter of 2009 benefitted from a lack of significant catastrophe and individual losses and $17.3 million of net favorable reserve development on prior year losses.

Net realized and unrealized investment gains experienced during the second quarter of 2010 were $8.6 million compared to $89.3 million of net gains experienced during the second quarter of 2009.

The increase in our fully converted tangible book value per share during the first half of 2010 resulted primarily from strong underwriting results experienced in the second quarter of 2010, as explained above, and solid investment performance year-to-date. Our comprehensive income for the first six months of 2010 was $76.1 million and our GAAP combined ratio was 92.7%, compared to comprehensive income of $213.6 million and a GAAP combined ratio of 67.6% for the first half of 2009.

Our underwriting results for the first half of 2010 included the Deepwater Horizon loss previously discussed as well as a $95.1 million pretax net loss (net of reinstatement premiums) associated with the Chilean earthquake and European Windstorm Xynthia. These 2010 losses were partially offset by $63.5 million of favorable reserve development on prior year losses.  Our underwriting results for the first half of 2009 included a $14.4 million net loss from European Windstorm Klaus, offset by $32.0 million of favorable reserve development on prior year losses

Net realized and unrealized investment gains experienced during the first half of 2010 were $37.4 million, compared to net gains of $86.4 million experienced during the first half of 2009.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share as of the dates presented:

	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Book value per share numerators (millions of dollars):

[A] Book value per share numerator (common shareholders’ equity)	$1,621.4	$1,558.5	$1,728.5	$1,597.0
Intangible asset (1)	(4.8)	(4.8)	(4.8)	(4.8)
[B] Fully converted tangible book value per share numerator	$1,616.6	$1,553.7	$1,723.7	$1,592.2

Book value per share denominators (thousands of shares):

[C] Common shares outstanding	$70,889	$71,082	$79,999	$86,383
Common share obligations under benefit plans	1,800	1,890	1,769	1,765
[D] Fully converted book value per share denominator	$72,689	$72,972	$81,768	$88,148

Book value per share [A] / [C]	$22.87	$21.93	$21.61	$18.49
Fully converted book value per share [A] / [D]	22.31	21.36	21.14	18.12
Fully converted tangible book value per share [B] / [D]	22.24	21.29	21.08	18.06

Change in fully converted tangible book value per share: (2)
From March 31, 2010	4.9%
From December 31, 2009	6.4%
From June 30, 2009	25.0%

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

Consolidated Results of Operations

Our consolidated financial results for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009

Gross premiums written	$199.5	$184.4	$474.3	$435.0
Reinsurance premiums ceded	(3.5)	(0.5)	(16.4)	(13.3)
Net premiums written	196.0	183.9	457.9	421.7
Change in net unearned premiums	(47.7)	(42.5)	(151.1)	(146.9)
Net premiums earned	148.3	141.4	306.8	274.8

Net investment income	20.3	20.5	38.8	39.5
Net realized and unrealized investment gains	8.6	89.3	37.4	86.4
Net foreign exchange gains (losses)	(5.9)	(3.3)	1.2	(7.2)
Net income (expense) from derivative instruments	(5.2)	4.5	(8.1)	9.4
Gain on early extinguishment of debt	—	—	—	5.9
Other revenue	—	0.3	0.2	0.5
Total revenues	166.1	252.7	376.3	409.3

Underwriting expenses:
Loss and LAE – current year losses	83.0	50.6	251.3	111.5
Loss and LAE – prior year losses	(39.4)	(17.3)	(63.5)	(32.0)
Acquisition costs	23.4	19.5	45.8	43.4
General and administrative expenses	21.8	34.2	50.9	62.9

Non-underwriting expenses:
Interest and other financing expenses	6.1	6.7	12.6	13.2
Total expenses	94.9	93.7	297.1	199.0

Income before income taxes	71.2	159.0	79.2	210.3
Income tax benefit (expense)	(1.3)	—	0.6	1.0

Net income	69.9	159.0	79.8	211.3
Other comprehensive loss items	0.7	3.5	(3.7)	2.3

Comprehensive income	$70.6	$162.5	$76.1	$213.6

Loss and LAE ratio	29.4%	23.6%	61.2%	28.9%
Acquisition cost ratio	15.7%	13.7%	14.9%	15.8%
General and administrative expense ratio	14.7%	24.2%	16.6%	22.9%

GAAP combined ratio	59.8%	61.5%	92.7%	67.6%

I. Review of Underwriting Results - by Segment

We currently operate through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC.  Each operating segment is a separate underwriting platform through which we write reinsurance and insurance business. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and service charges, collectively referred to as Corporate and Other, are also presented.

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Gross premiums written	$148.1	$153.4	$331.5	$336.5
Reinsurance premiums ceded	(1.7)	0.9	(10.3)	(9.4)
Net premiums written	146.4	154.3	321.2	327.1
Change in unearned premiums	(45.1)	(50.0)	(108.8)	(115.8)
Net premiums earned	101.3	104.3	212.4	211.3

Loss and LAE – current year losses	(49.5)	(29.8)	(157.5)	(75.8)
Loss and LAE – prior year losses	30.6	14.4	55.1	26.2
Acquisition costs	(14.1)	(12.6)	(28.6)	(31.9)
General and administrative expenses	(4.5)	(15.3)	(15.5)	(28.9)

Underwriting income	$63.8	$61.0	$65.9	$100.9

Gross and Net Premiums Written

The following tables summarize gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended June 30,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$104.7	71%	$113.6	74%
Property Specialty - Treaty	13.3	9	12.7	8
Other Specialty - Treaty	18.5	12	15.2	10
Property and Specialty Individual risk	11.6	8	11.9	8
Gross premiums written	148.1	100%	153.4	100%
Reinsurance premiums ceded	(1.7)		0.9
Net premiums written	$146.4		$154.3

	Six Months Ended June 30,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$220.1	66%	$220.2	66%
Property Specialty - Treaty	25.6	8	40.8	12
Other Specialty - Treaty	62.5	19	51.1	15
Property and Specialty Individual risk	23.3	7	24.4	7
Gross premiums written	331.5	100%	336.5	100%
Reinsurance premiums ceded	(10.3)		(9.4)
Net premiums written	$321.2		$327.1

In total, gross premiums written within our Montpelier Bermuda segment during the periods presented were below those written during the same period in 2009. The changes in premium writings within each line of business resulted from the following:

•             Property Catastrophe - Treaty premiums written during the second quarter of 2010 decreased by $8.9 million, or 8%, versus the comparable 2009 period. This decrease reflects declining prices in this line of business, which led to lower premiums on renewed accounts as well as our decision not to renew other accounts. Property Catastrophe - Treaty premiums written during the first six months of 2010 were consistent with those of the comparable 2009 period. The second quarter 2010 decrease in written premiums discussed above was largely offset by $6.2 million of reinstatement premiums written during the first quarter of 2010 in connection with the Chilean earthquake,

•             Property Specialty - Treaty premiums written during the second quarter of 2010 were largely consistent with the comparable 2009 period.  Property Specialty - Treaty premiums written during the first half of 2010 decreased by $15.2 million, or 37%, versus the comparable 2009 period, resulting primarily from the non-renewal and subsequent reclassification of one large engineering contract into the Other Specialty - Treaty line. A further $6.4 million of the decrease was attributable to premium adjustments booked in the first quarter of 2009,

•             Other Specialty - Treaty premiums written during the second quarter of 2010 and the first half of 2010 increased by $3.3 million (or 22%) and $11.4 million (or 22%) over the comparable 2009 periods, respectively, largely as a result of new aviation business written, the reclassification of the above mentioned engineering contract, and the renewal of one contract that had previously been written during the third quarter of 2009,

•             Property and Specialty Individual Risk premiums written during the three and six month periods ended June 30, 2010 were consistent with those written in the comparable 2009 periods.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an inter-segment reinsurance agreement.  See “Corporate and Other” under this Item 2.

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

During the three and six months ended June 30, 2010, net premiums written within our Montpelier Bermuda segment decreased by 5% and 2%, respectively, over the comparable 2009 periods. Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations. Also, the level of reinstatement premiums received in future periods is also dependent upon the occurrence of catastrophic losses.

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during the three and six months ended June 30, 2010 were $101.3 million and $212.4 million, respectively, versus $104.3 million and $211.3 million for the comparable 2009 periods. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s net loss and LAE for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009

Gross unpaid loss and LAE reserves - beginning	$620.7	$709.8	$569.4	$750.0
Reinsurance recoverable on unpaid losses - beginning	(60.5)	(97.1)	(63.1)	(114.1)
Net unpaid loss and LAE reserves - beginning	560.2	612.7	506.3	635.9

Losses and LAE incurred:
Current year losses	49.5	29.8	157.5	75.8
Prior year losses	(30.6)	(14.4)	(55.1)	(26.2)
Total losses and LAE incurred	18.9	15.4	102.4	49.6

Losses and LAE paid:
Current year losses	(16.6)	(1.1)	(16.4)	(2.9)
Prior year losses	(22.3)	(39.9)	(52.1)	(95.5)
Total losses and LAE paid	(38.9)	(41.0)	(68.5)	(98.4)

Net unpaid loss and LAE reserves - ending	540.2	587.1	540.2	587.1
Reinsurance recoverable on unpaid losses - ending	59.8	79.6	59.8	79.6
Gross unpaid loss and LAE reserves - ending	$600.0	$666.7	$600.0	$666.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Loss and LAE ratio - current year	48.9%	28.6%	74.1%	35.9%
Loss and LAE ratio - prior year	(30.2)%	(13.8)%	(25.9)%	(12.4)%

Loss and LAE ratio	18.7%	14.8%	48.2%	23.5%

Three Months Ended June 30, 2010 and 2009

Current year loss and LAE events

Significant current year net losses incurred during the second quarter of 2010 included the Deepwater Horizon oil rig explosion and fire, which totaled $20.0 million.

Significant current year net losses incurred during the second quarter of 2009 included $5.5 million associated with  tornadoes and other small events in the U.S. and $4.5 million associated with European Windstorm Klaus.

Prior year loss and LAE development

During the second quarter of 2010, Montpelier Bermuda experienced $30.6 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  2008 individual risk property loss ($10.7 million decrease),

•                  2004 and 2005 catastrophes ($6.0 million decrease),

•                  Decrease in casualty reserves ($5.9 million), most of which relates to medical malpractice contracts written between 2003 and 2008,

•                  Commutation of a proportional contract ($1.5 million decrease),

•                  2009 European Windstorm Klaus ($1.3 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the second quarter of 2009, Montpelier Bermuda experienced $14.4 million in net favorable development on net loss and LAE reserves relating to prior year losses.  The principal reasons for the movement in prior year loss reserves were as follows:

•                  2004 and 2005 hurricanes ($4.5 million decrease),

•                  2008 Hurricane Ike ($4.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple underwriting years.

Montpelier Bermuda’s net favorable development includes a decrease in estimated reinsurance recoveries of $3.6  million and $13.6 million for the three months ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 and 2009

Current year loss and LAE events

Significant current year net losses incurred during the first half of 2010 included the Chilean earthquake, which represented a net loss of $75.2 million, and the Deepwater Horizon oil rig explosion and fire as previously discussed.

Significant current year net losses incurred during the first half of 2009 included a total of $14.4 million associated with European Windstorm Klaus in addition to the other events previously discussed.

Prior year loss and LAE development

During the six months ended June 30, 2010, Montpelier Bermuda experienced $55.1 million in favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•                  Decrease in casualty reserves ($8.6 million decrease for the six months ended June 30, 2010, $5.9 million of which was recorded in the second quarter of 2010),

•                  Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($3.4 million decrease). This decrease related to several loss events,

•                  2009 European Windstorm Klaus ($2.4 million decrease for the six months ended June 30, 2010, $1.3 million of which was recorded in the second quarter of 2010),

•                  2007 European Windstorm Kyrill and U.K. floods ($1.9 million decrease for the six months ended June 30, 2010, $0.4 million of which was recorded in the second quarter of 2010),

•                  2008 European Windstorm Emma ($1.5 million decrease for the six months ended June 30, 2010, $0.3 million of which was recorded in the second quarter of 2010).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the six months ended June 30, 2009, Montpelier Bermuda experienced $26.2 million in net favorable development on net loss and LAE reserves relating to prior year losses.  In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the six month period ended June 30, 2009 were as follows:

•                  Loss estimates associated with certain aviation, marine and casualty risks ($4.9 million decrease),

•                  2005 hurricanes and with certain 2007 events ($6.9 million decrease).

Montpelier Bermuda’s net favorable development includes decreases in estimated ultimate reinsurance recoveries of $4.4 million and $25.1 million for the six months ended June 30, 2010 and 2009, respectively.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009

Acquisition costs	$14.1	$12.6	$28.6	$31.9
General and administrative expenses	4.5	15.3	15.5	28.9

Acquisition cost ratio	13.9%	12.0%	13.5%	15.1%
General and administrative expense ratio	4.4%	14.6%	7.3%	13.7%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions, which are accrued based on the estimated results of the subject contract, totaled $ 0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively. Relatively few of our assumed reinsurance contracts contain profit commission clauses. The terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

The increase in the acquisition cost ratio during the three months ended June 30, 2010, as compared to the second quarter of 2009, is mainly due to non-recurring adjustments made on proportional contracts during the second quarter of 2009, which reduced acquisition costs during that period. The decrease in the acquisition cost ratio during the first half of 2010, versus the comparable 2009 period, is due largely to an increase in reinstatement premiums which does not impact acquisition costs but reduces the acquisition cost ratio.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Operating expenses	$3.0	$12.9	$12.3	$25.5
Incentive compensation expenses	1.5	2.4	3.2	3.4

General and administrative expenses	$4.5	$15.3	$15.5	$28.9

The decrease in operating expenses during the three and six months ended June 30, 2010, versus the comparable 2009 periods, is largely due to the June 2010 award of $5.2 million of reimbursable defense costs and accrued interest on overdue amounts in connection with the MPCL arbitration. See Note 3. The other significant contributor to the decrease in operating expenses in both periods was a decrease in Montpelier’s centrally-managed information technology costs, as well as a change in the manner in which those costs are allocated across our reportable segments.

The decrease in incentive compensation expenses during the three and six months ended June 30, 2010, versus  the comparable 2009 periods, was due to 2010 incentive compensation accruals being booked below target levels, while 2009 accruals were booked above target. Incentive compensation accruals are recorded on the basis of actual and projected underwriting results for the year. This decrease in incentive compensation expenses was partially offset by an increase in the amortization of RSU awards issued in prior years.

MONTPELIER SYNDICATE 5151

Our underwriting results at Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Gross premiums written	$52.5	$35.0	$135.5	$99.5
Reinsurance premiums ceded	(14.2)	(9.4)	(18.4)	(12.3)
Net premiums written	38.3	25.6	117.1	87.2
Change in unearned premiums	0.3	8.6	(37.9)	(28.3)
Net premiums earned	38.6	34.2	79.2	58.9

Loss and LAE – current year losses	(26.2)	(19.0)	(81.9)	(32.9)
Loss and LAE – prior year losses	8.6	3.1	8.1	6.3
Acquisition costs	(7.4)	(6.3)	(13.8)	(10.5)
General and administrative expenses	(8.6)	(7.3)	(17.5)	(15.9)

Underwriting income (loss)	$5.0	$4.7	$(25.9)	$5.9

Gross and Net Premiums Written

The following tables summarize gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended June 30,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$5.5	11%	$5.0	14%
Property Specialty - Treaty	4.7	9	5.4	15
Other Specialty - Treaty	14.9	28	9.4	27
Property and Specialty Individual Risk	27.4	52	15.2	44

Gross premiums written	52.5	100%	35.0	100%
Reinsurance premiums ceded	(14.2)		(9.4)
Net premiums written	$38.3		$25.6

	Six Months Ended June 30,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$35.7	26%	$29.7	30%
Property Specialty - Treaty	11.8	9	16.5	17
Other Specialty - Treaty	37.2	27	28.2	28
Property and Specialty Individual Risk	50.8	38	25.1	25

Gross premiums written	135.5	100%	99.5	100%
Reinsurance premiums ceded	(18.4)		(12.3)
Net premiums written	$117.1		$87.2

During the three and six month periods ending June 30, 2010, gross premiums written within our Montpelier Syndicate 5151 segment increased by approximately 50% and 36%, respectively, versus the comparable periods in 2009.  Syndicate 5151’s U.K.-based underwriters produced $42.8 million and $113.9 million during the three and six months ended June 30, 2010, respectively, versus $17.9 million and $71.0 million, respectively, for the comparable 2009 periods.  Syndicate 5151’s U.S.-based underwriters produced $9.7 million and $21.6 million during the three and six months ended June 30, 2010, respectively, versus $17.1 million and $28.5 million, respectively, for the comparable 2009 periods.

The specific factors contributing to the growth in gross premiums written are as follows:

•                              Property Catastrophe - Treaty premiums written during the second quarter of 2010 were consistent with the comparable 2009 period, and increased by $6.0 million, or 20%, in the six months ended June 30, 2010 versus the first half of 2009. Most of this increase was due to a $4.3 million increase in reinstatement premiums during the first quarter, nearly all of which was associated with the Chilean earthquake,

•                              Property Specialty - Treaty premiums written during the second quarter of 2010 were consistent with the comparable 2009 period, and decreased $4.7 million, or 28%, in the six months ended June 30, 2010 versus the first half of 2009. This decrease was caused by a reduction in the estimated premium associated with one large pro-rata contract, as well as several smaller contracts that we elected not to renew due to inadequate pricing during the first quarter of 2010,

•                              Other Specialty - Treaty premiums written during the three and six month periods ended June 30, 2010 increased by $5.5 million (or 59%) and $9.0 million (or 32%) versus the comparable 2009 periods, due primarily to new business writings and timing differences associated with the writing of certain engineering excess-of-loss contracts,

•                              Property and Specialty Individual Risk premiums written during the three and six month periods ended June 30, 2010, increased by $12.2 million and $25.7 million, respectively, versus the comparable 2009 periods, representing increases of 80% and 102%, respectively. These increases were generated primarily by our PUAL and marine underwriting teams, which were not established until the second half of 2009.

Gross and net premiums written and reinsurance premiums ceded during the periods presented include amounts assumed and ceded as part of inter-segment reinsurance agreements.  See “Corporate and Other” under this Item 2.

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

Net Premiums Earned

Net premiums earned within Montpelier Syndicate 5151 during the three and six months ended June 30, 2010 were $38.6 million and $79.2 million, respectively, versus $34.2 million and $58.9 million for the comparable 2009 periods, respectively. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s net loss and LAE for the three and six month periods ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009

Gross unpaid loss and LAE reserves - beginning	$139.0	$57.4	$96.0	$48.8
Reinsurance recoverable on unpaid losses - beginning	(0.6)	—	(0.5)	—
Net unpaid loss and LAE reserves - beginning	138.4	57.4	95.5	48.8

Losses and LAE incurred:
Current year losses	26.2	19.0	81.9	32.9
Prior year losses	(8.6)	(3.1)	(8.1)	(6.3)
Total losses and LAE incurred	17.6	15.9	73.8	26.6

Net impact of foreign currency movements	(0.3)	0.3	(6.2)	(0.3)

Losses and LAE paid:
Current year losses	(4.0)	(1.2)	(5.0)	(1.2)
Prior year losses	(4.2)	(1.1)	(10.6)	(2.6)
Total losses and LAE paid	(8.2)	(2.3)	(15.6)	(3.8)

Net unpaid loss and LAE reserves - ending	147.5	71.3	147.5	71.3
Reinsurance recoverable on unpaid losses - ending	4.2	—	4.2	—
Gross unpaid loss and LAE reserves - ending	$151.7	$71.3	$151.7	$71.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Loss and LAE ratio - current year	67.9%	55.6%	103.4%	55.9%
Loss and LAE ratio - prior year	(22.3)%	(8.8)%	(10.2)%	(10.7)%

Loss and LAE ratio	45.6%	46.8%	93.2%	45.2%

Montpelier Syndicate 5151’s net loss and LAE relating to current year losses was $26.2 million and $19.0 million during the three months ended June 30, 2010 and 2009, respectively, and $81.9 million and $32.9 million for the six month periods ending June 30, 2010 and 2009, respectively.  The majority of the losses incurred during the second quarters of 2010 and 2009 and the first half of 2009 represent IBNR as few claims were reported during the periods.  The losses incurred during the first half of 2010 include $30.0 million related to the Chilean earthquake, which were recorded in the 2010 first quarter.

During the three and six month periods ended June 30, 2010, Montpelier Syndicate 5151 recorded $8.6 million and $8.1 million, respectively, of favorable development relating to prior year losses versus $3.1 million and $6.3 million, respectively, of favorable development in the comparable periods of 2009. The 2010 favorable development was due to lower-than-expected claims development across all lines of business.

The majority of the favorable development recorded during the second quarter of 2009 related to a reduction in Hurricane Ike estimates of $1.0 million and a $1.7 million reduction of reserves on one large reported claim which occurred in 2008. The favorable development that occurred during the first half of 2009 also reflected a reduction in estimated losses associated with several prior year large individual losses within the Property Specialty - Treaty line of business.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009

Acquisition costs	$7.4	$6.3	$13.8	$10.5
General and administrative expenses	8.6	7.3	17.5	15.9

Acquisition cost ratio	19.2%	18.5%	17.4%	17.9%
General and administrative expense ratio	22.3%	21.2%	22.1%	26.9%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions, which are accrued based on the estimated results of the subject contract, totaled $ 0.7 million for the three and six months ended June 30, 2010, and $0.5 million for the three and six months ended June 30, 2009.

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

The acquisition costs ratio for the second quarter of 2010 increased over the comparable 2009 period as a result of the growth in our marine business, which is written with a higher acquisition cost per dollar of premium than many of our other lines of business. The decrease in the acquisition cost ratio during the first half of 2010 versus the comparable 2009 period is due largely to an increase in reinstatement premiums, which does not impact acquisition costs but reduces the acquisition cost ratio.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Operating expenses	$7.3	$4.5	$14.5	$11.3
Incentive compensation expenses	1.3	2.8	3.0	4.6

General and administrative expenses	$8.6	$7.3	$17.5	$15.9

Montpelier Syndicate 5151’s operating expenses represent salaries and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland, intercompany allocations of information technology and risk modeling expenses and fees from Lloyd’s.

The increase in operating expenses during the second quarter of 2010 over the comparable 2009 period was due in part to an increase in Lloyd’s-related fees and management costs. The second quarter of 2009 reflected a $2.1 million credit in respect of Lloyd’s fees associated with the 2007 and 2008 years of account, as well as a credit of amounts due to a third-party that provided management services to Montpelier Syndicate 5151 prior to 2009.

The decrease in incentive compensation expenses during the three and six months ended June 30,2010 versus the comparable periods of 2009, was due to 2010 incentive compensation accruals being booked below target, while 2009 accruals were booked above target. These incentive compensation accruals reflect actual and projected underwriting results for the year.

MUSIC

Our underwriting results at MUSIC for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Gross premiums written	$11.7	$4.2	$20.3	$7.6
Reinsurance premiums ceded	(0.4)	(0.2)	(0.7)	(0.2)
Net premiums written	11.3	4.0	19.6	7.4
Change in unearned premiums	(2.9)	(1.1)	(4.4)	(2.8)
Net premiums earned	8.4	2.9	15.2	4.6

Loss and LAE – current year losses	(7.3)	(1.8)	(11.9)	(2.8)
Loss and LAE – prior year losses	0.2	(0.2)	0.3	(0.5)
Acquisition costs	(1.9)	(0.6)	(3.4)	(1.0)
General and administrative expenses	(2.7)	(2.3)	(5.1)	(4.1)

Underwriting loss	$(3.3)	$(2.0)	$(4.9)	$(3.8)

MUSIC wrote $11.7 million and $4.2 million of gross premiums during the three months ended June 30, 2010 and 2009, respectively, and $20.3 million and $7.6 million of gross premiums during the six months ended June 30, 2010 and 2009, respectively. All premiums written to date by MUSIC relate to the Property and Specialty Individual Risk line of business.

Reinsurance premiums ceded during the three and six month periods ended June 30, 2010, include amounts ceded to Montpelier Syndicate 5151 as part of an inter-segment reinsurance agreement.  See “Corporate and Other” under this Item 2.

Net premiums earned at MUSIC were $8.4 million and $2.9 million during the three months ended June 30, 2010 and 2009, respectively, and $15.2 million and $4.6 million during the six months ended June 30, 2010 and 2009, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s net loss and LAE for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009

Gross unpaid loss and LAE reserves - beginning	$19.7	$11.3	$15.4	$10.1
Reinsurance recoverable on unpaid losses - beginning	(6.7)	(8.8)	(6.0)	(8.8)
Net unpaid loss and LAE reserves - beginning	13.0	2.5	9.4	1.3

Losses and LAE incurred:
Current year losses	7.3	1.8	11.9	2.8
Prior year losses	(0.2)	0.2	(0.3)	0.5
Total losses and LAE incurred	7.1	2.0	11.6	3.3

Losses and LAE paid:
Current year losses	(1.6)	(0.2)	(1.9)	(0.3)
Prior year losses	(0.3)	(0.6)	(0.9)	(0.6)
Total losses and LAE paid	(1.9)	(0.8)	(2.8)	(0.9)

Net unpaid loss and LAE reserves - ending	18.2	3.7	18.2	3.7
Reinsurance recoverable on unpaid losses - ending	6.1	8.6	6.1	8.6
Gross unpaid loss and LAE reserves - ending	$24.3	$12.3	$24.3	$12.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Loss and LAE ratio - current year	86.9%	62.1%	78.3%	60.9%
Loss and LAE ratio - prior year	(2.4)%	6.9%	(2.0)%	10.9%

Loss and LAE ratio	84.5%	69.0%	76.3%	71.8%

MUSIC’s current year loss and LAE incurred during the periods presented primarily represent IBNR and MUSIC has not experienced any significant development on prior year loss reserves to-date.

As of June 30, 2010, MUSIC had remaining Acquired Reserves of $6.0 million.  In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $6.0 million. In addition, we have received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

MUSIC’s acquisition costs were $1.9 million and $0.6 million for the three months ended June 30, 2010 and  2009, respectively, and were $3.4 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. The increases in MUSIC’s acquisition costs during these periods were largely consistent with the increases in MUSIC’s net earned premiums.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Operating expenses	$2.4	$2.0	$4.6	$3.5
Incentive compensation expenses	0.3	0.3	0.5	0.6

General and administrative expenses	$2.7	$2.3	$5.1	$4.1

MUSIC’s operating expenses during the three and six months ended June 30, 2010 totaled $2.4 million and $4.6 million, respectively, versus $2.0 million and $3.5 million during the comparable 2009 periods, respectively.  These increases were primarily the result of a change in the manner in which Montpelier’s centrally-managed information technology costs are allocated across our reportable segments.

Incentive compensation expenses incurred during the three and six month periods ended June 30, 2010 were consistent with the comparable 2009 periods.

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and service charges, is not considered to be an operating segment of our business. The underwriting losses generated by Corporate and Other principally reflect general and administrative expenses in support of our various operating companies.

Our Corporate and Other results for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009

Gross premiums written	$(12.8)	$(8.2)	$(13.0)	$(8.6)
Reinsurance premiums ceded	12.8	8.2	13.0	8.6
Net premiums written	—	—	—	—
General and administrative expenses	(6.0)	(9.3)	(12.8)	(14.0)

Underwriting loss	$(6.0)	$(9.3)	$(12.8)	$(14.0)

The gross premiums written and reinsurance premiums ceded presented within Corporate and Other represent the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151, and between Montpelier Syndicate 5151 and MUSIC. The premiums associated with these inter-segment arrangements during the periods presented were as follows:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$12.4	$—	$12.4	$12.4	$—	$12.4
Montpelier Syndicate 5151	0.4	(12.4)	(12.0)	0.6	(12.4)	(11.8)
MUSIC	—	(0.4)	(0.4)	—	(0.6)	(0.6)
Total inter-segment premiums	$12.8	$(12.8)	$—	$13.0	$(13.0)	$—

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$8.2	$—	$8.2	$8.6	$—	$8.6
Montpelier Syndicate 5151	—	(8.2)	(8.2)	—	(8.6)	(8.6)
MUSIC	—	—	—	—	—	—
Total inter-segment premiums	$8.2	$(8.2)	$—	$8.6	$(8.6)	$—

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Operating expenses	$3.8	$3.6	$8.3	$6.3
Incentive compensation expenses	2.2	5.7	4.5	7.7

General and administrative expenses	$6.0	$9.3	$12.8	$14.0

Operating expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company. The 32% increase in operating expenses for the six months ended June 30, 2010, versus the comparable 2009 period, was primarily due to a change in the manner in which Montpelier’s centrally-managed information technology costs are allocated.

The decrease in incentive compensation expenses during the three and six months ended June 30,2010, versus the comparable periods of 2009, was due to 2010 incentive compensation accruals being booked below target levels, while 2009 accruals were booked above target. Incentive compensation accruals are recorded on the basis of actual and projected underwriting results for the year. This decrease in incentive compensation expenses was partially offset by an increase in the amortization of RSU awards issued in prior years.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our consolidated net investment income and total investment return for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009

Investment income	$22.2	$22.5	$43.0	$43.2
Investment expenses	(1.9)	(2.0)	(4.2)	(3.7)
Net investment income	20.3	20.5	38.8	39.5

Net realized investment gains (losses)	9.3	2.2	22.2	(10.0)
Net unrealized investment gains (losses)	(0.7)	87.1	15.2	96.4
Net foreign exchange transaction gains (losses) on cash and investments	(6.7)	(4.0)	2.8	(5.9)
Net foreign exchange translation gains (losses) on cash and investments	0.4	6.4	(8.0)	5.9
Change in fair value of Symetra	—	0.4	—	0.2
Reclassification of inception-to-date net unrealized gains - Symetra	—	—	(2.6)	—
Total investment return ($)	$22.6	$112.6	$68.4	$126.1

Weighted average investment portfolio value, including cash	$2,624.2	$2,553.2	$2,618.7	$2,494.5
Total return on investments (%)	0.9%	4.4%	2.6%	4.9%

Our total investment return for the three and six months ended June 30, 2010 was significantly lower than that of the comparable 2009 periods due principally to significant net realized and unrealized gains experienced during the 2009 second quarter.

Our interest income remained flat during the 2010 periods, versus the comparable 2009 periods, as reductions in short-term interest rates were offset by a higher average investment portfolio.  The 2010 year-to-date increase in investment expenses was the result of a higher average investment portfolio balance as well as changes in the allocation of invested balances among various investment managers.

During the second quarter of 2010, we experienced $8.6 million of net realized and unrealized investment gains consisting of $15.3 million in net realized and unrealized gains from our fixed maturity portfolio, $8.7 million in net realized and unrealized losses from our equity portfolio and $2.0 million in net realized and unrealized gains from our other investments. During the second quarter of 2009, we experienced $89.3 million of net realized and unrealized investment gains consisting of $42.4 million in net realized and unrealized gains from our fixed maturity portfolio, $45.5 million in net realized and unrealized gains from our equity portfolio and $1.4 million in net realized and unrealized gains from our other investments.

During the first half of 2010, we experienced $37.4 million of net realized and unrealized investment gains consisting of $32.9 million in net realized and unrealized gains from our fixed maturity portfolio, $1.0 million in net realized and unrealized losses from our equity portfolio and $5.5 million in net realized and unrealized gains from our other investments. During the first half of 2009, we experienced $86.4 million of net realized and unrealized investment gains consisting of $52.0 million in net realized and unrealized gains from our fixed maturity portfolio, $36.2 million in net realized and unrealized gains from our equity portfolio and $1.8 million in net realized and unrealized losses from our other investments.

The fixed maturity gains and the majority of the other investment gains we experienced during the periods presented were the result of tightening credit spreads between the yield on those securities versus that of U.S. treasuries.  The equity portfolio losses we experienced during the 2010 periods were less severe than those of the U.S. equity market as a whole, as measured by the S&P 500 Index, whereas the equity portfolio gains we experienced during the 2009 period were consistent with those of the U.S. equity market. The net loss from our other investments experienced during the first half of 2009 includes a $3.6 million realized loss from sales of CAT bonds recorded during the first quarter of 2009.

We experienced net foreign exchange gains (losses) on cash and investments of $(6.3) million and $2.4 million during the second quarter of 2010 and 2009, respectively, and $5.2 million and zero during the first half of 2010 and 2009, respectively.  The foreign exchange gains (losses) during the periods were due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which certain of our investments are denominated, mainly the British pound and the European Union euro.

During the first quarter of 2010 we reclassified the cumulative net appreciation associated with our investment in Symetra, which totaled $2.6 million at December 31, 2009, from other comprehensive income to net unrealized investment gains on the Company’s consolidated statements of operations and moved that investment from our other investment portfolio to our equity portfolio.  During the three and six months ended June 30, 2009, periods during which we held Symetra as an available-for-sale security, we experienced unrealized investment gains of $0.4 million and $0.2 million, respectively.

As of June 30, 2010, $99.9 million, or 4.2%, of our total invested assets measured at fair value were considered to be Level 3 assets as defined in GAAP.  Our investments classified as Level 3 as of June 30, 2010 primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not publicly traded or are not actively traded; and (ii) with respect to other investments, certain limited partnerships.

The decrease in our Level 3 securities from December 31, 2009 to June 30, 2010, was the result of increased analysis of the valuations for our residential mortgage-backed and corporate fixed maturity securities, which provided a higher reliance on observable inputs. Also, during the first quarter of 2010, our investment in Symetra was reclassified from other investments to equity securities and was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

As of June 30, 2009, $133.6 million, or 5.8%, of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at June 30, 2009 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, bank loans and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, preferred instruments; and (iii) with respect to other investments, certain limited partnership interests and our investment in Symetra.

The decrease in our Level 3 securities from December 31, 2008 to June 30, 2009, was the result of increased pricing transparency associated with certain of our fixed maturities historically classified as Level 3.  This increased pricing transparency supported a shift of such investments to Level 2.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Net foreign exchange transaction gains (losses) on cash and investments	$(6.7)	$(4.0)	$2.8	$(5.9)
Net foreign exchange transaction gains (losses) on insurance balances	0.8	0.7	(1.6)	(1.3)

Net foreign exchange gains (losses)	$(5.9)	$(3.3)	$1.2	$(7.2)

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction gains (losses) on cash and investments.

Our net foreign exchange transaction gains and losses on insurance balances primarily represent gains and losses resulting from premiums received and losses paid in currencies other than the U.S. dollar.  From time to time we have entered into foreign currency exchange agreements, which are derivative instruments, in order to mitigate the financial effects of foreign exchange rate fluctuations.  See Note 6.

Net Income From Derivative Instruments

Our net income (expense) from derivative instruments during the three months ended June 30, 2010 and 2009, was $(5.2) million and $4.5 million, respectively, and during the six months ended June 30, 2010 and 2009 was $(8.1) million and $9.4 million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is comprised of advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties and interest on funds advanced to ceding companies to cover losses in accordance with contract terms. The following table summarizes our other revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Interest on funds advanced and other	$—	$0.2	$—	$0.3
Services provided to third parties	—	0.1	0.2	0.2

Other revenue	$—	$0.3	$0.2	$0.5

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009

Interest expense - Senior Notes	$3.5	$3.5	$7.0	$7.3
Interest expense - Trust Preferred Securities	2.1	2.1	4.3	4.3
Letter of credit fees and other financing expenses	0.5	1.1	1.3	1.6

Interest and other financing expenses	$6.1	$6.7	$12.6	$13.2

Interest and other financing expenses decreased during both the quarterly and year-to-date periods presented. The reduction in interest expense during the first half of 2010 was the result of the first quarter 2009 repurchase of $21.0 million of our Senior Notes. The reduction in letter of credit fees during the 2010 periods was the result of implementing the Lloyd’s Capital Trust during the first quarter of 2010.

Income Taxes

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least March 28, 2016. At the present time, no such taxes are levied in Bermuda.

During the three and six month periods ended June 30, 2010, we recorded an income tax benefit (expense) of $(1.3) million and $0.6 million, respectively, associated primarily with our U.K. operations. During the six months ended June 30, 2009, we recorded an income tax benefit of $1.0 million, all of which was recorded during the first quarter of 2009.  The 2009 benefit related primarily to a change in our tax treatment of certain intercompany transactions.

MCL, MUAL, PUAL, MUSL, MMSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended June 30, 2010 and 2009, these companies had pretax income (loss) of $3.7 million and $(1.8) million, respectively, and during the six months ended June 30, 2010 and 2009, these companies had pretax income (loss) of $(3.1) million and $0.7 million, respectively.

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended June 30, 2010 and 2009, these companies had a pretax loss of $4.6 million and $4.2 million, respectively, and during the six months ended June 30, 2010 and 2009, these companies had a pretax loss of $7.9 million and $8.7 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established offsetting U.S. deferred tax asset valuation allowances against the deferred tax assets generated during these periods.

Our U.S.-based operations are also subject to state and local income taxes.  During the three and six months ended June 30, 2010 and 2009, such state and local income taxes totaled less than $0.1 million.

MEAG is subject to Swiss income taxes. During the three and six months ended June 30, 2010 and 2009, such income taxes totaled less than $0.1 million.

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

As a provider of short tail reinsurance and insurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of June 30, 2010, our fixed maturities had an average credit quality of “AA+” (Very Strong) from Standard & Poor’s and an average duration of 2.2 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of June 30, 2010, our sources of immediate liquidity consisted of: (i) $183.1 million of unencumbered cash and cash equivalents; (ii) $160.0 million in highly liquid fixed maturity investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $553.2 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we  believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.  We also believe that we have additional liquidity within our portfolio of equity securities.

We anticipate that our current cash and cash equivalent balances, sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of June 30, 2010 and December 31, 2009:

	June 30,	Dec. 31,
(Millions)	2010	2009

Senior Notes, at face value	$228.0	$229.0
Trust Preferred Securities	100.0	100.0
Total Debt	$328.0	$329.0

Common Shareholders’ Equity	1,621.4	1,728.5

Total Capital	$1,949.4	$2,057.5

Our total capital decreased by $108.1 million during the first half 2010 as a result of our recording comprehensive income of $76.1 million, recognizing $4.9 million of additional paid-in capital through the amortization and issuances of share based compensation, offset by reductions from repurchasing $1.0 million of our Senior Notes, declaring $12.8 million in dividends to our shareholders and repurchasing $175.3 million of Common Shares.

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

Letter of Credit Facilities

Effective April 1, 2010, the annual commitment fee for Montpelier Re’s Bilateral facility was increased from 0.20% to 0.40%.  This commitment fee is charged on drawn balances only.

Effective March 31, 2010, the Company, Montpelier Re and MCL voluntarily terminated its $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing Lloyd’s FAL requirements.

See Note 5 for detailed information concerning each of our letter of credit facilities.

Regulation

Our holding company and insurance and reinsurance operations are subject to regulation by supervisors in multiple jurisdictions.  See Note 12 for detailed information concerning our regulatory requirements.

Ratings

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders.  Therefore, ceding companies often require their reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  An insurer’s financial strength rating expresses its ability to meet its ongoing insurance policy and contract obligations.  Montpelier Re, Syndicate 5151 and MUSIC each maintain financial strength ratings, as discussed below, from one or more rating agencies, including A.M. Best, Standard & Poor’s and Fitch Ratings Ltd.

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

A downgrade of Montpelier Re’s A.M. Best financial strength rating below “B++” would constitute an event of default under our secured operational letter of credit facilities. A downgrade of Montpelier Re’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with us. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation. Either of these events could adversely affect our ability to conduct business.

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

MUSIC

MUSIC is currently rated “A-” by A.M. Best (Excellent, with a stable outlook).  In the event that Montpelier Re or MUSIC is downgraded below “A-” by A.M. Best, our ability to write business through MUSIC could be adversely affected.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had entered into several derivative transactions as described herein.  The Foreign Exchange Contracts and the Investment Options and Futures constitute off-balance sheet arrangements.

Excluding the off-balance sheet derivative transactions outlined above, as of June 30, 2010, we are not party to any other off-balance sheet transaction that we believe is material to our investors.

Cash Flows

For the six months ended June 30, 2010

Our cash flows provided from operations totaled $150.8 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $86.9 million.

Our cash flows provided from investing activities totaled $60.6 million, resulting from the following:

•                  we received $35.7 million from net sales and maturities of fixed maturity investments,

•                  we received $26.2 million from net sales of equity securities and other investments,

•                  we paid $6.6 million to settle investment-related derivative instruments,

•                  we had a $15.2 million decrease in our restricted cash,

•                  we paid $0.1 million to acquire capitalized assets, and

•                  we paid $9.8 million in investment performance fees.

Our cash flows used for financing activities totaled $186.1 million, resulting from the following:

•                  we paid $1.0 million to repurchase and retire a portion of our Senior Notes,

•                  we paid $171.5 million to repurchase Common Shares, and

•                  we paid $13.6 million in dividends to our common shareholders.

We also experienced a $1.9 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

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

•                  we paid $1.9 million to acquire capitalized assets.

Our cash flows provided from financing activities totaled $3.6 million, resulting from the following:

•                  we paid $15.1 million to repurchase and retire a portion of our Senior Notes,

•                  we received $32.0 million in connection with the termination of the second Forward Share Agreement, and

•                  we paid $13.3 million in dividends to our common shareholders.

We also experienced a $2.5 million increase in cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at June 30, 2010:

(Millions) Rating / Type	Fair Value at June 30, 2010

U.S. Government and agencies (AAA)	$686.2
AAA	830.4
AA	153.4
A	292.8
BBB	132.4
Below BBB	101.6
Not rated (primarily participation in bank loans)	21.9

Total fixed maturities	$2,218.7

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

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three and six months ended June 30, 2010.  As of June 30, 2010, our best estimate for gross loss and LAE reserves was $776.0 million and our best estimate for net unpaid loss and LAE reserves was $705.9 million. As of June 30, 2010 and December 31, 2009, IBNR represented 72% and 67%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 10% from current amounts. As of June 30, 2010, we estimate that a 10% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $70.6 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, income taxes and incentive compensation.

With respect to share based compensation, as of June 30, 2010, the unamortized grant date fair value for our estimated 408,084 Variable RSUs outstanding for the 2010-2013 award cycle totaled $5.0 million. See Note 13.  These amounts represent our best estimate of the ultimate cost of these obligations based on results achieved to date but, due to the nature of these variable expenses, the estimated share based expenses recorded (and to be recorded in future periods) could prove to be significantly redundant or deficient based on the actual results achieved during the balance of 2010.  Additionally, the number of Variable RSUs outstanding could be significantly impacted thereby further affecting our earnings per share and fully converted book value per share computations.

If our results for the balance of 2010 were to develop unfavorably, resulting in a below “Threshold” payout for contingent incentive compensation purposes, our share based compensation accruals at June 30, 2010 would be $1.7 million redundant and our future RSU expenses currently anticipated would decrease from $14.3 million to $9.3 million.  Additionally, our RSUs outstanding would decrease by 408,084 shares.

If our results for the balance of 2010 were to develop favorably, resulting in a “Target” payout for incentive compensation purposes, our share based compensation accruals at June 30, 2010 would be $0.7 million deficient and our future RSU expenses currently anticipated would increase from $14.3 million to $16.5 million.  Additionally, our RSUs outstanding would increase by 174,885 shares.

If our results for the balance of 2010 were to develop favorably, resulting in a “Maximum” payout for incentive compensation purposes, our share based compensation accruals at June 30, 2010 would be $3.2 million deficient and our future RSU expenses currently anticipated would increase from $14.3 million to $23.6 million.  Additionally, our RSUs outstanding would increase by 757,854 shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2009 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2010, there were no material changes in our market risks as described in our 2009 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2010, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with our net loss and LAE reserves.

We are not currently involved in any material pending litigation or arbitration proceedings. See Note 3 for detailed information regarding Montpelier Re’s recently concluded dispute with MPCL.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2010	—	—	—

May 1 - May 31, 2010	—	—	—

June 1 - June 30, 2010	250,000	$15.01	—

Total	250,000	$15.01	250,000	$96,247,550

On June 28, 2010, the Company’s Board authorized the repurchase of up to $100.0 million of its Common Shares.  Common Shares may be purchased from time to time in the open market or through privately negotiated transactions.  There is no stated expiration date associated with this share repurchase authorization.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

(a)                      On April 1, 2008, the Company entered into a Letter Agreement with Kernan V. Oberting, the Company’s former Chief Financial Officer, setting forth the terms of his departure as a full-time employee, effective May 1, 2008, in order to establish an investment advisory company, KVO Capital Management, LLC (“KVO”).  The Letter Agreement provided, among other things, for the Company to enter into a Consulting Agreement with Mr. Oberting and KVO and an Investment Management Agreement with KVO (the “Consulting Agreement” and “IMA”, respectively).

Pursuant to the Consulting Agreement, KVO provides capital management and consulting services to the Company and, pursuant to the IMA, KVO provides the Company with discretionary investment management services, in each case for an initial term beginning May 1, 2008 and ending December 31, 2010 (the “Initial Term”), subject to renewal for additional successive one-year periods.

The Consulting Agreement provided KVO with a monthly consulting fee equal to 0.0025% of the Company’s consolidated total invested assets at the end of each month.  In addition, if certain performance criteria with respect to the Company’s consolidated investment portfolio are satisfied, the Consulting Agreement provided KVO with the opportunity to receive a one-time fee of $250,000 after the end of its initial term ending in 2010 (the “Performance Criteria Fee”).

The IMA provided KVO with a monthly management fee equal to 0.0833% of the net asset value of the Company’s investment account, which initially consisted of cash and securities in an aggregate amount equal to $100.0 million (the “Investment Account”).  The IMA also provided KVO with the opportunity to receive an annual incentive fee equal to 15% of the Net Profits of the Investment Account (as defined in the Consulting Agreement).

On July 28, 2010, the Company and KVO agreed to: (i) amend the IMA; (ii) reduce the Investment Account; (iii) permit the Company to make a $25.0 million investment in the KVO Offshore Fund Ltd. (the “KVO Fund”); and (iv) terminate the Consulting Agreement.

Pursuant to the amendment to the IMA (the “IMA Amendment”), the Investment Account, which totaled $158.6 million at June 30, 2010, will be reduced and the fee terms amended. The Investment Account shall be reduced by $65.0 million on or about July 31, 2010 and $25.0 million of such proceeds will be transferred to and invested into the KVO Fund on August 1, 2010.  The Investment Account shall be further reduced to no more than $75.0 million by December 31, 2010 and KVO will use its best efforts to further reduce the Investment Account to no more than $10.0 million by March 31, 2011.

In connection with the IMA Amendment, KVO remains entitled to receive the same monthly management fee as specified in the IMA but will earn that fee on the value of the Investment Account through the Initial Term as if no distributions or withdrawals had been made. KVO is not entitled to a management fee on the value of the Investment Account after the Initial Term. In addition, KVO remains entitled to an annual incentive fee equal to 15% of the Net Profits of the Investment Account.  Half of any such fee with respect to 2010 performance will be paid in the normal course, as outlined in the IMA, and the other half will become payable when the value of the Invested Assets falls below $10.0 million, subject to a claw-back provision to the extent that the Investment Account’s 2011 performance is negative.

The investment in the KVO Fund will be subject to the same management fee and annual incentive fee as the IMA.  Half of the KVO Fund investment is subject to a one-year lock-up and the other half is subject to a three-year lock-up but, in either case, the Company has the right to withdraw the whole of its investment at an earlier date, subject to a redemption fee equal to 5% of the amount redeemed.

The Consulting Agreement has been terminated as of July 31, 2010.  As a result, no consulting fees will be earned by KVO after that date and KVO is no longer eligible to receive the one-time $250,000 Performance Criteria Fee.

The foregoing description of the IMA Amendment, the Company’s investment in the KVO Fund and the termination of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the operative supporting documents, which are filed as Exhibits 10.5, 10.6 and 10.7 to this Quarterly Report on Form 10-Q, respectively.

(b)                     None.

Item 6.           Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

3.2

Amended and Restated Bye-Laws. The amendments (1) implement an advance notice policy for nominating Directors to the Company’s Board or bringing other proposals at general meetings, (2) set a maximum limit on the size of the Board and allow the Board to change its size through resolution and (3) remove the need for Shareholders to vote in certain subsidiary elections (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 20, 2010).

10.1

Letter Agreement among Stanley J. Kott and Montpelier Re Holdings Ltd. Dated April 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2010).

10.2	Amendment to the Severance Plan, dated as of August 27, 2004, among certain Executives and the Company. (*)

10.3	Montpelier Reinsurance Ltd. Amended and Restated Deferred Compensation Plan. (*)

10.4	Montpelier Re Holdings Ltd. 2007 Long-Term Incentive Plan, Amendment No. 1. (*)

10.5	Third Amendment to Investment Management Agreement among KVO Capital Management, LLC and Montpelier Reinsurance Ltd., dated July 28, 2010. (*)

10.6	Letter Agreement dated July 28, 2010, among KVO Capital Management, LLC and Montpelier Reinsurance Ltd. Re: Investment in KVO Capital Offshore Fund Ltd. (*)

10.7	Letter Agreement dated July 28, 2010, among KVO Capital Management, LLC and Montpelier Reinsurance Ltd. Re: Termination of Consulting Agreement. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as block of text. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

		Name:	Michael S. Paquette
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2010