Form 10-Q
period 2010-09-30
MONTPELIER RE HOLDINGS LTD
filed 2010-11-04
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010, the registrant had 66,685,453 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2010	2009
Assets
Fixed maturity investments, at fair value (amortized cost: $2,278.1 and $2,177.8)	$2,329.0	$2,207.5
Equity securities, at fair value (cost: $96.8 and $150.3)	113.4	167.2
Other investments (cost: $87.6 and $92.0)	92.6	91.0
Total investments	2,535.0	2,465.7
Cash and cash equivalents	229.4	202.1
Restricted cash	27.9	40.9
Reinsurance recoverable on unpaid losses	70.4	69.6
Reinsurance recoverable on paid losses	6.9	44.5
Premiums receivable	257.0	161.5
Unearned premium ceded	26.7	14.7
Deferred acquisition costs	52.1	38.2
Accrued investment income	14.6	14.9
Unsettled sales of investments	2.6	1.5
Other assets	39.2	45.6
Total Assets	$3,261.8	$3,099.2
Liabilities
Loss and loss adjustment expense reserves	$781.4	$680.8
Debt	327.7	328.6
Unearned premium	340.9	215.4
Insurance and reinsurance balances payable	40.7	35.2
Unsettled purchases of investments	42.2	8.6
Accounts payable, accrued expenses and other liabilities	60.5	102.1
Total Liabilities	1,593.4	1,370.7

Commitments and contingent liabilities (See Note 11)	—	—

Common Shareholders’ Equity
Common Shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued 70,654,093 and 82,027,493 shares	0.1	0.1
Additional paid-in capital	1,339.5	1,541.2
Treasury shares at cost: 2,395,640 and 2,028,698 shares	(38.6)	(32.3)
Retained earnings	373.2	222.4
Accumulated other comprehensive loss	(5.8)	(2.9)
Total Common Shareholders’ Equity	1,668.4	1,728.5
Total Liabilities and Common Shareholders’ Equity	$3,261.8	$3,099.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of U.S. dollars, except per share amounts)	2010	2009	2010	2009
Revenues
Gross premiums written	$143.4	$120.8	$617.7	$555.8
Reinsurance premiums ceded	(23.7)	(14.5)	(40.1)	(27.8)

Net premiums written	119.7	106.3	577.6	528.0
Change in net unearned premiums	36.7	37.3	(114.4)	(109.6)

Net premiums earned	156.4	143.6	463.2	418.4
Net investment income	18.7	20.2	57.5	59.7
Net realized and unrealized investment gains	29.4	87.1	66.8	173.5
Net foreign exchange gains (losses)	(3.9)	5.8	(2.7)	(1.4)
Net income (expense) from derivative instruments	3.9	(5.5)	(4.2)	3.9
Gain on early extinguishment of debt	—	—	—	5.9
Other revenue	0.1	—	0.3	0.5

Total revenues	204.6	251.2	580.9	660.5
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	52.0	41.5	239.8	121.0
Acquisition costs	24.8	17.4	70.6	60.8
General and administrative expenses	31.7	36.2	82.6	99.1
Non-underwriting expenses:
Interest and other financing expenses	6.0	6.6	18.6	19.8

Total expenses	114.5	101.7	411.6	300.7

Income before income taxes	90.1	149.5	169.3	359.8
Income tax benefit (expense)	(0.1)	(2.0)	0.5	(1.0)

Net income	90.0	147.5	169.8	358.8

Change in foreign currency translation	0.8	(1.0)	(0.3)	1.1
Change in fair value of Symetra	—	0.7	—	0.9
Reclassification of inception-to-date net unrealized gain from Symetra	—	—	(2.6)	—
Comprehensive income	$90.8	$147.2	$166.9	$360.8

Basic and diluted earnings per share	$1.27	$1.68	$2.33	$4.11

Dividends declared per Common Share	$0.090	$0.075	$0.270	$0.225

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010 and 2009

Unaudited

	Total
	common	Common	Additional	Treasury		Accum. other
	shareholders’	Shares	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	at par	capital	at cost	earnings	loss

Balances at December 31, 2009	$1,728.5	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)

Net income	169.8	—	—	—	169.8	—
Other comprehensive loss	(2.9)	—	—	—	—	(2.9)
Repurchases of Common Shares	(217.1)	—	(205.0)	(12.1)	—	—
Issuances of Common Shares from treasury	—	—	(5.8)	5.8	—	—
Expense recognized for RSUs	10.2	—	10.2	—	—	—
RSUs withheld for income taxes	(1.1)	—	(1.1)	—	—	—
Dividends declared on Common Shares	(19.0)	—	—	—	(19.0)	—

Balances at September 30, 2010	$1,668.4	$0.1	$1,339.5	$(38.6)	$373.2	$(5.8)

	Total
	common	Common	Additional	Treasury		Accum. other
	shareholders’	Shares	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	at par	capital	at cost	deficit	loss

Balances at December 31, 2008	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)

Net income	358.8	—	—	—	358.8	—
Other comprehensive income	2.0	—	—	—	—	2.0
Repurchases of Common Shares	(19.1)	—		(19.1)	—	—
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	(0.1)	32.1	—	—	—
Issuances of Common Shares from treasury	0.5	—	(6.7)	7.2	—	—
Expense recognized for RSUs	10.2	—	10.2	—	—	—
RSUs withheld for income taxes	(0.5)	—	(0.5)	—	—	—
Dividends declared on Common Shares	(19.3)	—	—	—	(19.3)	—

Balances at September 30, 2009	$1,722.2	$0.1	$1,634.1	$(35.7)	$124.9	$(1.2)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(In millions of U.S. dollars)	2010	2009
Cash flows from operations:
Net income	$169.8	$358.8
Charges (credits) to reconcile net income to net cash from operations:
Gain on early extinguishment of debt	—	(5.9)
Net realized and unrealized investment gains	(66.8)	(173.5)
Net realized and unrealized losses (gains) on investment-related derivative instruments	6.4	(4.4)
Net amortization and depreciation of assets and liabilities	13.3	8.4
Expense recognized for RSUs	10.2	10.2
Net change in:
Loss and loss adjustment expense reserves	99.7	(92.5)
Reinsurance recoverable on paid and unpaid losses	38.1	40.9
Unearned premium	126.0	103.0
Insurance and reinsurance balances payable	4.7	(7.6)
Unearned premium ceded	(12.5)	3.8
Deferred acquisition costs	(13.9)	(14.3)
Premiums receivable	(96.3)	(52.4)
Other assets	(0.3)	(14.5)
Accounts payable, accrued expenses and other liabilities	(24.8)	(2.6)
Other	3.4	2.5
Net cash provided from operations	257.0	159.9

Cash flows from investing activities:
Purchases of fixed maturity investments	(1,537.5)	(1,843.2)
Purchases of equity securities	(219.2)	(226.2)
Purchases of other investments	(89.9)	(57.4)
Sales, maturities, calls and pay downs of fixed maturity investments	1,496.3	1,423.3
Sales of equity securities	281.1	393.2
Sales and redemptions of other investments	82.9	137.4
Settlements of investment-related derivative instruments	(8.6)	5.4
Net change in restricted cash	14.2	(29.8)
Payment of accrued investment performance fees	(9.8)	—
Acquisitions of capitalized assets	(0.3)	(2.3)
Net cash provided from (used for) investing activities	9.2	(199.6)

Cash flows from financing activities:
Repurchases of debt	(1.0)	(15.1)
Repurchases of Common Shares	(214.7)	(12.4)
Settlement of Forward Sale Agreements	—	32.0
Dividends paid on Common Shares	(20.0)	(19.7)
Net cash used for financing activities	(235.7)	(15.2)

Effect of exchange rate fluctuations on cash and cash equivalents	(3.2)	8.1

Net increase (decrease) in cash and cash equivalents during the period	27.3	(46.8)
Cash and cash equivalents - beginning of year	202.1	260.9
Cash and cash equivalents - end of period	$229.4	$214.1

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

Detailed financial information about each of the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2009 is presented in Note 9. The activities of the Company and certain of its intermediate holding and service companies, collectively referred to as Corporate and Other, are also presented.

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

MUSIC

The MUSIC segment consists of the assets and operations of MUSIC, the Company’s wholly-owned U.S. subsidiary based in Scottsdale, Arizona.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of September 30, 2010 and December 31, 2009, Montpelier’s provision for doubtful accounts was $2.7 million and $2.3 million, respectively.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of ceding commissions, brokerage, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and loss adjustment expenses (“LAE”), and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. During the three months ended September 30, 2010 and 2009, Montpelier recorded reductions in its premium deficiency of zero and $0.9 million, respectively, related to the operations of Syndicate 5151.  During the nine months ended September 30, 2010 and 2009, Montpelier recorded reductions in its premium deficiency of $0.2 million and $1.3 million, respectively, related to the operations of Syndicate 5151.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations.

Currency	Opening Rate January 1, 2009	Closing Rate September 30, 2009	Opening Rate January 1, 2010	Closing Rate September 30, 2010
British Pound (GBP)	1.4592	1.6006	1.5948	1.5808
Swiss Franc (CHF)	0.9357	0.9654	0.9647	1.0162

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees. Montpelier incurred performance fees related to investments and investment-related derivative instruments of $1.2 million during each of the three month periods ending September 30, 2010 and 2009, respectively, and $1.7 million and $7.7 million during the nine months ended September 30, 2010 and 2009, respectively.

Other investments are carried either at fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $27.9 million at September 30, 2010 consisted of $25.4 million of collateral supporting open short sale investment positions and $2.5 million of overseas deposit accounts held at Lloyd’s. Restricted cash of $40.9 million at December 31, 2009 consisted of $39.4 million of collateral supporting open short sale investment and derivative positions and $1.5 million of overseas deposit accounts held at Lloyd’s.

Net investment income is stated net of investment management, custody and certain other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Common Shares Held In Treasury

The Company’s treasury shares are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of September 30, 2010 and December 31, 2009, the Company had inception-to-date gains of $2.8 million and $2.9 million, respectively, from issuances of its treasury shares which has been recorded as additional paid-in capital. See Note 8.

2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes Montpelier’s loss and LAE reserve activities for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross unpaid loss and LAE reserves - beginning	$776.0	$750.3	$680.8	$808.9
Reinsurance recoverable on unpaid losses - beginning	(70.1)	(88.2)	(69.6)	(122.9)
Net unpaid loss and LAE reserves - beginning	705.9	662.1	611.2	686.0

Losses and LAE incurred:
Current year losses	73.3	60.9	324.6	172.4
Prior year losses	(21.3)	(19.4)	(84.8)	(51.4)
Total losses and LAE incurred	52.0	41.5	239.8	121.0

Net impact of foreign currency movements	7.5	(0.4)	1.3	(0.7)

Losses and LAE paid and approved for payment:
Current year losses	(22.8)	(10.9)	(46.1)	(15.3)
Prior year losses	(31.6)	(52.0)	(95.2)	(150.7)
Total losses and LAE paid and approved for payment	(54.4)	(62.9)	(141.3)	(166.0)

Net unpaid loss and LAE reserves - ending	711.0	640.3	711.0	640.3
Reinsurance recoverable on unpaid losses - ending	70.4	78.7	70.4	78.7
Gross unpaid loss and LAE reserves - ending	$781.4	$719.0	$781.4	$719.0

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

Prior Year Loss and LAE Development — three and nine months ended September 30, 2010

During the three months ended September 30, 2010, Montpelier experienced $21.3 million in net favorable development on net loss and LAE reserves relating to prior year losses. The principal reasons for the quarterly movement in prior year loss and LAE reserves were as follows:

•                           Decrease in prior year casualty reserves ($5.0 million decrease),

•                           Decrease in non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($2.7 million decrease),

•                           A reduction in 2009 tornado losses associated with one insured in the Property Catastrophe - Treaty line of business ($2.7 million decrease),

•                           Better than expected claims activity associated with the Property Catastrophe - Treaty and Other Property - Treaty lines of business written by Montpelier Syndicate 5151 in prior years ($1.9 million decrease),

•                           The favorable commutation of two reinsurance contracts ($1.5 million decrease),

•                           A reduction in losses associated with 2009 European Windstorm Klaus ($1.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business, partially offset by $4.4 million of adverse development associated with Hurricane Ike.

During the nine months ended September 30, 2010, Montpelier experienced $84.8 million in net favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items noted above, the principal reasons for the year-to-date movement in prior year loss and LAE reserves were as follows:

•                           A reduction in an individual risk property loss that occurred in 2008 ($10.7 million decrease),

•                           Decrease in prior year reserves associated with the Property and Specialty Individual Risk line of business ($12.5 million decrease, $2.7 million of which was recorded in the 2010 third quarter).

•                           Decrease in prior year casualty reserves ($13.7 million decrease for the nine months ended September 30, 2010, $5.0 million of which was recorded in the 2010 third quarter),

•                           A reduction in losses associated with 2004 and 2005 catastrophes ($2.1 million decrease),

•                           Favorable commutations of several contracts ($3.0 million decrease, $1.5 million of which was recorded in the 2010 third quarter),

•                           A reduction in losses associated with 2009 European Windstorm Klaus ($3.6 million decrease, $1.2 million of which was recorded in the 2010 third quarter),

•                           A reduction in losses associated with 2007 European Windstorm Kyrill and U.K. floods ($1.6 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

Prior Year Loss and LAE Development — three and nine months ended September 30, 2009

During the three months ended September 30, 2009, Montpelier experienced $19.4 million in net favorable development on net loss and LAE reserves relating to prior year losses. The principal reasons for the quarterly movement in prior year loss and LAE reserves were as follows:

•                           Subrogation recoveries from a 2005 oil explosion ($4.5 million decrease),

•                           The favorable settlement of a claim associated with a 2007 mining accident ($3.8 million decrease),

•                           A reduction in prior year aviation and casualty reserves ($3.5 million decrease),

•                           A reduction in losses associated with 2005 hurricanes ($2.5 million decrease),

•                           A reduction in losses associated with 2007 California wildfires ($2.3 million decrease),

•                           A reduction in Property Treaty - Specialty losses reported by cedants, which related to 2008 international treaty risk accounts ($2.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the nine months ended September 30, 2009, Montpelier experienced $51.4 million in net favorable development on net loss and LAE reserves relating to prior year losses.  In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the nine month period ended September 30, 2009 were as follows:

•                           A reduction in losses associated with 2005 catastrophes ($10.0 million decrease),

•                           A reduction in losses associated with 2007 catastrophes, including California wildfires, European Windstorm Kyrill and U.K. floods ($5.9 million decrease, $2.9 million of which was recorded in the 2009 third quarter),

•                           A reduction in losses associated with 2008 Hurricane Ike ($5.7 million decrease, $0.4 million of which was recorded during the 2009 third quarter),

•                           A reduction in prior year aviation and casualty reserves ($4.9 million decrease, $3.5 million of which was recorded during the 2009 third quarter).

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

Earned reinsurance premiums ceded were $11.6 million and $9.3 million for the three months ended September 30, 2010 and 2009, respectively, and $28.1 million and $32.0 million for the nine months ended September 30, 2010 and 2009, respectively. The increase (decrease) in estimated ultimate reinsurance recoveries included in loss and LAE were $5.0 million and $(3.0) million for the three months ended September 30, 2010 and 2009, respectively, and $11.4 million and $(25.8) million for the nine months ended September 30, 2010 and 2009, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

MUSIC was acquired from GAINSCO, Inc. (“GAINSCO”) in November 2007 (the “MUSIC Acquisition”).  At the time of acquisition, MUSIC had no employees or in force premium.  As of September 30, 2010, MUSIC had remaining gross loss and LAE reserves relating to business underwritten prior to the MUSIC Acquisition of $5.8 million (the “Acquired Reserves”).  In support of the Acquired Reserves, at September 30, 2010, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $5.8 million. In addition, the Company has received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become Montpelier’s responsibility.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
Rating	Amount	% of Total	Amount	% of Total
A++	$—	—%	$—	—%
A+	6.4	93	42.7	96
A	0.4	6	1.7	4
A-	0.1	1	0.1	—
Total reinsurance recoverable on paid losses	$6.9	100%	$44.5	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
Rating	Amount	% of Total	Amount	% of Total
A++	$—	—%	$0.4	1%
A+	26.3	38	27.7	40
A	28.3	40	30.1	43
A-	1.4	2	2.3	3
Unrated by A.M. Best	8.6	12	3.0	4
Recoverable under MUSIC guarantee	5.8	8	6.1	9
Total reinsurance recoverable on unpaid losses	$70.4	100%	$69.6	100%

Montpelier’s unrated recoverables during the periods presented relate to reinsuers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of A- or better; or (iii) entered run-off but are financially solvent.

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

During the first nine months of 2010, Montpelier Re has received $39.1 million from MPCL representing $33.9 million of losses outstanding under the Disputed Contracts billed to MPCL through March 31, 2010 and $5.2 million in reimbursable defense costs and accrued interest.

The outstanding loss payments received from MPCL through September 30, 2010 have been recorded as a reduction to reinsurance recoverable on paid losses on the Company’s consolidated balance sheets. The defense costs and accrued interest recovered from MPCL have been recorded as a reduction to general and administrative expenses on the Company’s consolidated statements of operations.

On October 14, 2010, Montpelier Re and MPCL agreed to an early settlement of all remaining paid and unpaid reinsurance recoverables outstanding under the Disputed Contracts.  The financial impact of this settlement,  which was recorded during the 2010 third quarter, was not material to the Company or Montpelier Re.

4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s  fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	September 30, 2010		December 31, 2009
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$742.8	$750.7	$651.7	$653.6
Corporate debt securities	499.8	525.5	537.1	571.7
Debt securities issued by the U.S. Treasury and its agencies	461.1	471.4	461.4	461.0
U.S. government-sponsored enterprise securities	327.5	330.4	336.1	335.2
Commercial mortgage-backed securities	98.2	99.5	66.8	63.0
Debt securities issued by states of the U.S. and political subdivisions	35.7	37.5	24.0	24.6
Other debt obligations	113.0	114.0	100.7	98.4
Total fixed maturity investments	$2,278.1	$2,329.0	$2,177.8	$2,207.5

Equity securities:
Energy	$23.9	$34.7	$35.2	$44.3
Financial	29.4	28.8	33.9	38.1
Technology	24.4	26.6	23.2	26.9
Consumer goods	6.5	9.5	15.9	18.0
Materials	0.9	1.4	15.9	16.1
Other	11.7	12.4	26.2	23.8
Total equity securities	$96.8	$113.4	$150.3	$167.2

As of September 30, 2010, 91% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 7% were rated “BBB” (Good) or below by Standard & Poor’s and 2% were unrated and primarily represented participations in secured bank loans.

In addition to the equity securities presented above, Montpelier also had open short equity positions recorded within its other liabilities of $26.1 million and $38.6 million at September 30, 2010 and December 31, 2009, respectively, with associated net unrealized losses of $0.7 million and $0.5 million, respectively.

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

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	September 30, 2010		December 31, 2009
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and other	$33.3	$33.4	$30.8	$30.8

Other investments carried at fair value:
CAT Bonds	$10.0	$10.6	$10.0	$10.0
Limited partnership interests	40.1	44.6	27.9	26.5
Symetra common shares	—	—	20.0	22.6
Derivative instruments	4.2	4.0	3.3	1.1
Total other investments carried at fair value	$54.3	$59.2	$61.2	$60.2

Other investments	$87.6	$92.6	$92.0	$91.0

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$3.4	$747.3	$—	$750.7
Corporate debt securities	—	470.4	55.1	525.5
Debt securities issued by the U.S. Treasury and its agencies	335.6	135.8	—	471.4
U.S. government-sponsored enterprise securities	—	330.4	—	330.4
Commercial mortgage-backed securities	—	99.5	—	99.5
Debt securities issued by U.S. states and political subdivisions	—	37.5	—	37.5
Other debt obligations	—	108.4	5.6	114.0
Total fixed maturity investments	$339.0	$1,929.3	$60.7	$2,329.0

Equity securities:
Energy	$34.7	$—	$—	$34.7
Financial	27.6	1.2	—	28.8
Technology	26.6	—	—	26.6
Consumer goods	9.5	—	—	9.5
Materials	1.4	—	—	1.4
Other	12.4	—	—	12.4
Total equity securities	$112.2	$1.2	$—	$113.4

Other investments	$—	$14.6	$44.6	$59.2
Total investments carried at fair value	$451.2	$1,945.1	$105.3	$2,501.6

	December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$3.3	$589.8	$60.5	$653.6
Corporate debt securities	—	493.0	78.7	571.7
Debt securities issued by the U.S. Treasury and its agencies	287.3	173.7	—	461.0
U.S. government-sponsored enterprise securities	—	335.2	—	335.2
Commercial mortgage-backed securities	—	63.0	—	63.0
Debt securities issued by U.S. states and political subdivisions	—	24.6	—	24.6
Other debt obligations	—	88.1	10.3	98.4
Total fixed maturity investments	$290.6	$1,767.4	$149.5	$2,207.5

Equity securities:
Energy	$44.3	$—	$—	$44.3
Financial	28.9	5.2	4.0	38.1
Technology	25.4	1.5	—	26.9
Consumer goods	17.7	0.3	—	18.0
Materials	16.0	0.1	—	16.1
Other	23.1	0.7	—	23.8
Total equity securities	$155.4	$7.8	$4.0	$167.2

Other investments	$—	$11.1	$49.1	$60.2
Total investments carried at fair value	$446.0	$1,786.3	$202.6	$2,434.9

Montpelier’s open short equity positions are valued on the basis of Level 1 inputs.

Investments classified as Level 3 as of September 30, 2010 and December 31, 2009 primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not publicly traded or are not actively traded; and (ii) with respect to other investments, certain limited partnerships. As of December 31, 2009, equity securities and other investments classified as Level 3 also included preferred instruments and Montpelier’s investment in Symetra, respectively.

As of September 30, 2010 and December 31, 2009, the Company’s Level 3 investments represented 4.2% and 8.3% of its total investments measured at fair value, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ending September 30, 2010:

	Three Months Ended September 30, 2010
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$53.6	$0.2	$—	$1.3	$—	$55.1
Other debt obligations	6.8	(1.3)	—	0.1	—	5.6
Total fixed maturity investments	$60.4	$(1.1)	$—	$1.4	$—	$60.7

Other investments	$39.5	$2.9	$—	$2.2	$—	$44.6
Total level 3 investments	$99.9	$1.8	$—	$3.6	$—	$105.3

	Nine Months Ended September 30, 2010
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$60.5	$—	$—	$—	$(60.5)	$—
Corporate debt securities	78.7	2.9	(0.6)	2.2	(28.1)	55.1
Other debt obligations	10.3	5.0	—	0.1	(9.8)	5.6
Total fixed maturity investments	$149.5	$7.9	$(0.6)	$2.3	$(98.4)	$60.7

Equity securities:
Financial	$4.0	$(2.2)	$—	$(1.7)	$(0.1)	$—
Other	—	0.3	(0.3)	—	—	—
Total equity securities	$4.0	$(1.9)	$(0.3)	$(1.7)	$(0.1)	$—

Other investments	$49.1	$11.3	$—	$6.8	$(22.6)	$44.6
Total level 3 investments	$202.6	$17.3	$(0.9)	$7.4	$(121.1)	$105.3

The primary drivers of the transfer of fixed maturity investments from Level 3 to Level 2 during the first nine months of 2010 were increased levels of analysis of the valuations of residential mortgage-backed and corporate fixed maturity securities, which provided a higher reliance on observable inputs. During the first quarter of 2010, Montpelier’s investment in Symetra was reclassified from other investments to equity securities and was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

The following tables present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments as of June 30, 2009	$99.1	$2.6	$31.9	$133.6
Net payments, purchases and sales	39.6	1.0	3.1	43.7
Net realized losses	—	(0.5)	—	(0.5)
Net unrealized gains	3.7	0.2	1.7	5.6
Level 3 investments as of September 30, 2009	$142.4	$3.3	$36.7	$182.4

	Nine Months Ended September 30, 2009
	Fixed Maturity Investments	Equity Securities	Other Investments	Total Fair Value

Level 3 investments as of December 31, 2008	$158.9	$1.4	$31.0	$191.3
Net payments, purchases and sales	29.2	2.3	3.5	35.0
Net realized losses	(0.6)	(0.4)	—	(1.0)
Net unrealized gains	22.5	0.8	2.2	25.5
Net transfers out	(67.6)	(0.8)	—	(68.4)
Level 3 investments as of September 30, 2009	$142.4	$3.3	$36.7	$182.4

Increased pricing transparency of certain of Montpelier’s fixed maturities historically classified as Level 3 resulted in a shift of such securities to Level 2 during the first nine months of 2009.

There were no transfers between Levels 1 and 2 during the periods presented.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short equity positions for the three and nine months ended September 30, 2010 and 2009, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains on Investments	Net Foreign Exchange and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income

Three Months Ended September 30, 2010:
Fixed maturity investments	$15.1	$7.2	$0.2	$22.5	$—
Equity securities	3.1	4.2	—	7.3	—
Other investments	(4.4)	4.2	3.8	3.6	—

Three Months Ended September 30, 2009:
Fixed maturity investments	$9.1	$46.1	$0.1	$55.3	$—
Equity securities	—	27.9	0.3	28.2	—
Other investments	—	4.0	(5.5)	1.5	0.7

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Derivative Income (Expense) From Investments (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income

Nine Months Ended September 30, 2010:
Fixed maturity investments	$33.9	$21.3	$(0.2)	$55.0	$—
Equity securities	8.1	(1.8)	0.3	6.6	—
Other investments	(6.0)	11.3	(4.4)	0.9	—

Nine Months Ended September 30, 2009:
Fixed maturity investments	$11.5	$95.7	$0.1	$107.3	$—
Equity securities	(6.7)	70.8	(2.2)	61.9	—
Other investments	(5.7)	7.9	4.1	6.3	0.9

(1)

Represents net realized and unrealized foreign exchange gains (losses) from investments and income (expense) derived from investments in Foreign Exchange Contracts and Investment Options and Futures (See Note 6). These derivatives are carried at fair value as other investments on the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Fixed maturity investments	$19.4	$21.7	$60.3	$60.3
Cash and cash equivalents	—	0.1	0.1	0.4
Equity securities	0.3	0.5	0.8	2.9
Other investments	0.7	0.0	2.2	1.9
Total investment income	20.4	22.3	63.4	65.5
Investment expenses	(1.7)	(2.1)	(5.9)	(5.8)
Net investment income	$18.7	$20.2	$57.5	$59.7

Assets on Deposit and Held in Trust

Effective September 30, 2010, Montpelier Re established a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance  Trust”) for the benefit of certain of its U.S. cedants.  The Reinsurance Trust was established as an alternative means of providing collateral to Montpelier Re’s cedants to letters of credit and is currently approved in New York State. The initial minimum value of the Reinsurance Trust has been set at $20.0 million plus the amount of Montpelier Re’s reinsurance liabilities to such cedants (which were zero at September 30, 2010).  As of September 30, 2010, the fair value of Montpelier’s cash and investments held in the Reinsurance Trust was $25.8 million. See Note 5.

Effective March 31, 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust has been set at $230.0 million. As of September 30, 2010, the fair value of Montpelier’s cash and investments held in the Lloyd’s Capital Trust was $253.6  million.  See Note 5.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”).  As of September 30, 2010, Syndicate 5151 held $54.5 million in cash and cash equivalents and $112.4 million in investment securities within the Premiums Trust Funds.  See Note 12.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $6.8 million at September 30, 2010 and December 31, 2009.

Montpelier’s assets on deposit and held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents and investments, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $865.9 million and $1,313.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Maturities, calls and paydowns of investments totaled $994.4 million and $640.7 million for the nine months ended September 30, 2010 and 2009, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the periods presented.

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

The carrying value of the Senior Notes at September 30, 2010 and December 31, 2009, was $227.7 million and $228.6 million, respectively.

The Company incurred interest expense on the Senior Notes of $3.5 million for each of the three-month periods ended September 30, 2010 and 2009 and $10.5 million and $10.8 million for the nine months ended September 30, 2010 and 2009, respectively. The Company paid $14.0 million and $14.8 million in interest on the Senior Notes during the nine month periods ended September 30, 2010 and 2009, respectively.

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

The Company incurred interest expense on the Trust Preferred Securities of $2.2 million for each of the three months ended September 30, 2010 and 2009, and $6.5 million for each of the nine month periods ended September 30, 2010 and 2009. The Company paid $6.5 million in interest on the Trust Preferred Securities during each of the nine-month periods ended September 30, 2010 and 2009.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $443.1 million at September 30, 2010. The following table outlines these facilities as of September 30, 2010:

	Credit Line	Amount Drawn	Expiry Date
Secured operational Letter of Credit Facilities
Syndicated facility: Tranche B	$225.0	$102.3	Aug. 2010
Syndicated 5-Year facility (I)	$500.0	$35.4	June 2011
Syndicated 5-Year facility (II)	$215.0	$84.8	June 2012
Bilateral facility	$100.0	$9.9	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of September 30, 2010 and December 31, 2009, the Company and Montpelier Re were in compliance with all covenants.

Effective August 4, 2010, the $225.0 million Syndicated facility: Tranche B expired under its terms and was not renewed.  As a result: (i) Montpelier can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit under the facility will have to be renewed into an alternate Montpelier facility upon expiry.

Effective April 1, 2010, the annual commitment fee for the $100.0 million Bilateral facility was increased from 0.20% to 0.40%.  This commitment fee is charged on drawn balances only.

Effective March 31, 2010, Montpelier voluntarily terminated the $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust (as described below) in order to meet MCL’s ongoing FAL requirements.

Trust Arrangements

Effective September 30, 2010, Montpelier Re established the Reinsurance Trust as an alternative means of providing collateral to certain of Montpelier Re’s U.S. cedants to letters of credit.  The initial minimum value of the Reinsurance Trust has been set at $20.0 million plus the amount of Montpelier Re’s reinsurance liabilities to such cedants (which were zero at September 30, 2010). See Note 4.

Effective March 31, 2010, Montpelier entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing FAL requirements.  The initial minimum value of the Lloyd’s Capital Trust has been set at $230.0 million. See Note 4.

6. Derivative Instruments

Montpelier enters into derivative instruments from time to time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

The following table presents the fair values of Montpelier’s derivative instruments recorded as other investments at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Foreign Exchange Contracts	$0.6	$(0.7)
Investment Options and Futures	3.4	1.8
Derivative contracts recorded as other investments	$4.0	$1.1

The following table presents the net income (expense) from Montpelier’s derivative instruments during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

CAT Bond Protection	$—	$—	$—	$(0.2)
Foreign Exchange Contracts	2.6	0.4	2.0	(0.3)
Investment Options and Futures	1.2	(5.9)	(6.4)	4.4
ILW Contract	0.1	—	0.2	—
Net income (expense) from derivative instruments	$3.9	$(5.5)	$(4.2)	$3.9

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

Foreign Exchange Contracts

Montpelier’s foreign currency exchange agreements (“Foreign Exchange Contracts”) constitute an obligation to purchase or sell a specified currency at a future date at a price set at the inception of the contract. These agreements do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they are designed to protect Montpelier against adverse movements in foreign exchange rates.  Montpelier’s open foreign currency agreements at September 30, 2010 were denominated in British pounds.

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.  At September 30, 2010 and December 31, 2009, Montpelier was party to outstanding foreign currency exchange agreements with gross notional exposures of $31.3 million and $30.5 million, respectively.

Investment Options and Futures

Montpelier’s various exchange-traded investment options and  futures (“Investment Options and Futures”) are a part of the investing strategy of certain of its investment managers and are also used from time to time to reduce its exposure to interest rate fluctuations.  As of September 30, 2010 and December 31, 2009, Montpelier had open investment future positions with a fair value of $3.4 million and $1.8 million, respectively.

The fair value of the options and open futures is derived based on other observable (Level 2) inputs.

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

The ILW Contract covers losses incurred in several U.S. states resulting from earthquake damage, and is carried at fair value in accordance with GAAP.  The fair value of the ILW Contract liability at September 30, 2010, was $0.2 million and was derived based on unobservable inputs (Level 3) inputs).

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

7.  Related Party Transactions

KVO Capital Management, LLC (“KVO”)

On April 1, 2008, the Company entered into a Letter Agreement with Kernan V. Oberting, the Company’s former Chief Financial Officer, setting forth the terms of his departure as a full-time employee, effective May 1, 2008, in order to establish KVO, an investment advisory company.  The Letter Agreement provided, among other things, for the Company to enter into a Consulting Agreement with Mr. Oberting and KVO and an Investment Management Agreement with KVO (the “Consulting Agreement” and “IMA”, respectively).

Pursuant to the Consulting Agreement, KVO was to provide capital management and consulting services to the Company and, pursuant to the IMA, KVO was to provide the Company with discretionary investment management services, in each case for an initial term beginning May 1, 2008 and ending December 31, 2010 (the “Initial Term”), subject to renewal for additional successive one-year periods.

The Consulting Agreement provided KVO with a monthly consulting fee equal to 0.0025% of the Company’s consolidated total invested assets at the end of each month.  In addition, if certain performance criteria with respect to the Company’s consolidated investment portfolio are satisfied, the Consulting Agreement provided KVO with the opportunity to receive a one-time fee of $250,000 after the end of the Initial Term (the “Performance Criteria Fee”).

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

On July 28, 2010, the Company and KVO agreed to: (i) amend the IMA (the “IMA Amendment”); (ii) reduce the Investment Account; (iii) permit the Company to make a $25.0 million investment in the KVO Offshore Fund Ltd. (the “KVO Fund”); and (iv) terminate the Consulting Agreement.

Pursuant to the amendment to the IMA the Investment Account, which totaled $158.6 million at June 30, 2010, is being reduced and the fee terms have been amended. In August 2010 the Investment Account was reduced by $65.0 million and was distributed as follows: (i) $25.0 million was immediately transferred to and invested into the KVO Fund; and (ii) $40.0 million was immediately returned to Montpelier.  The Investment Account shall be further reduced to no more than $75.0 million by December 31, 2010 and KVO will use its best efforts to further reduce the Investment Account to no more than $10.0 million by March 31, 2011.  The Investment Account totaled $101.8 million at September 30, 2010.

In connection with the IMA Amendment, KVO remains entitled to receive the same monthly management fee as specified in the IMA but will earn that fee on the value of the Investment Account through December 31, 2010 as if no distributions or withdrawals had been made in 2010 other than the $25.0 million investment in the KVO Fund. KVO is not entitled to a management fee on the value of the Investment Account after December 31, 2010. In addition, KVO remains entitled to an annual incentive fee equal to 15% of the Net Profits of the Investment Account.  Half of any such fee with respect to 2010 performance will be paid in the normal course, as outlined in the IMA, and the other half will become payable when the value of the Invested Assets falls below $10.0 million, subject to a claw-back provision to the extent that the Investment Account’s 2011 performance is negative.

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

WL Ross & Co. LLC.

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

In connection with this transaction, Mr. Ross resigned from the Company’s Board of Directors (the “Board”) on March 1, 2010.

8.  Common Shareholders’ Equity

Common Shares

The following table summarizes the Company’s Common Share activity during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(in Common Shares)	2010	2009
Beginning Common Shares outstanding	79,998,795	91,826,704
Acquisitions of Common Shares:
Common Shares repurchased and placed in treasury	(706,000)	(1,178,097)
Common Shares repurchased and retired	(11,373,400)	—
Common Shares retired in connection with the Share Issuance Agreement	—	(5,920,000)
Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	339,058	452,913
Issuances in satisfaction of DSU obligations	—	26,703
Ending Common Shares outstanding	68,258,453	85,208,233

2010 Common Share activity

The Company repurchased 706,000 Common Shares in January 2010 pursuant to a publicly announced share repurchase program at an average price of $17.23 per share. These shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations. See Note 13.

The Company repurchased a further 4,475,598 Common Shares during the first nine months of 2010 pursuant to a publicly announced share repurchase program at an average price of $16.52 per share. These shares were subsequently retired.

The Company also repurchased 6,897,802 Common Shares previously owned by  Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC. in February 2010 pursuant to a private transaction at a price of $19.00 per share.  See Note 7.  These shares were subsequently retired.

During the first nine months of 2010, the Company issued 339,058 Common Shares to employees in satisfaction of vested Restricted Share Unit (“RSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.1 million, which was recorded as a reduction to additional paid-in capital.

2009 Common Share activity

The Company repurchased 1,178,097 Common Shares during the first nine months of 2009 pursuant to a publicly announced share repurchase program at an average price of $16.26 per share. These shares were placed in treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations. See Note 13.

In connection with the termination of the Company’s Share Issuance Agreement on March 4, 2009, the Forward Counterparty delivered to the Company 5,920,000 Common Shares previously issued to it in exchange for a cash payment of $0.01.  See Note 6.  These Common Shares were subsequently retired.

During the first nine months of 2009, the Company issued 452,913 Common Shares to employees in satisfaction of vested RSU obligations and 26,703 Common Shares to certain of its directors in satisfaction of Director Share Unit (“DSU”) obligations. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.4 million, which was recorded as an increase to additional paid-in capital.

Dividends Declared on Common Shares

The Company declared regular cash dividends totaling $0.27 and $0.225 per Common Share during the nine months ending September 30, 2010 and 2009, respectively.

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

The following table summarizes Montpelier’s identifiable assets by segment as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Montpelier Bermuda	$2,838.1	$2,787.3
Montpelier Syndicate 5151	316.8	205.1
MUSIC	99.5	77.2
Corporate and Other	7.4	29.6

Total assets	$3,261.8	$3,099.2

A summary of Montpelier’s statements of operations by segment for the three months ended September 30, 2010 follows:

Three Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$81.5	$48.8	$13.4	$(0.3)	$143.4
Reinsurance premiums ceded	(22.0)	(1.6)	(0.4)	0.3	(23.7)
Net premiums written	59.5	47.2	13.0	—	119.7
Change in unearned premiums	42.4	(2.7)	(3.0)	—	36.7
Net premiums earned	101.9	44.5	10.0	—	156.4

Loss and LAE	(28.5)	(15.9)	(7.6)	—	(52.0)
Acquisition costs	(13.6)	(8.9)	(2.3)	—	(24.8)
General and administrative expenses	(12.4)	(9.2)	(2.8)	(7.3)	(31.7)
Underwriting income	47.4	10.5	(2.7)	(7.3)	47.9
Net investment income	17.7	0.5	0.5	—	18.7
Other revenue	0.1	—	—	—	0.1
Net investment and foreign exchange gains	34.7	(5.9)	0.8	(4.1)	25.5
Net income from derivative instruments	3.9	—	—	—	3.9
Interest and other financing expenses	(0.3)	—	—	(5.7)	(6.0)

Income before income taxes	$103.5	$5.1	$(1.4)	$(17.1)	$90.1

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended September 30, 2010 follows:

Three Months Ended September 30, 2010	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$14.1	$34.7	$48.8
Reinsurance premiums ceded	(1.3)	(0.3)	(1.6)
Net premiums written	12.8	34.4	47.2
Change in unearned premiums	(2.7)	—	(2.7)
Net premiums earned	10.1	34.4	44.5

Loss and LAE	(5.0)	(10.9)	(15.9)
Acquisition costs	(2.7)	(6.2)	(8.9)
General and administrative expenses	(2.2)	(7.0)	(9.2)
Underwriting income	$0.2	$10.3	$10.5

A summary of Montpelier’s statements of operations by segment for the nine months ended September 30, 2010 follows:

Nine Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$413.0	$184.3	$33.7	$(13.3)	$617.7
Reinsurance premiums ceded	(32.3)	(20.0)	(1.1)	13.3	(40.1)
Net premiums written	380.7	164.3	32.6	—	577.6
Change in unearned premiums	(66.4)	(40.6)	(7.4)	—	(114.4)
Net premiums earned	314.3	123.7	25.2	—	463.2

Loss and LAE	(130.9)	(89.7)	(19.2)	—	(239.8)
Acquisition costs	(42.2)	(22.7)	(5.7)	—	(70.6)
General and administrative expenses	(27.9)	(26.7)	(7.9)	(20.1)	(82.6)
Underwriting income	113.3	(15.4)	(7.6)	(20.1)	70.2
Net investment income	54.6	1.3	1.6	—	57.5
Other revenue	0.3	—	—	—	0.3
Net investment and foreign exchange gains	65.4	1.3	1.6	(4.2)	64.1
Net expense from derivative instruments	(4.2)	—	—	—	(4.2)
Interest and other financing expenses	(1.1)	(0.6)	—	(16.9)	(18.6)

Income before income taxes	$228.3	$(13.4)	$(4.4)	$(41.2)	$169.3

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the nine months ended September 30, 2010 follows:

Nine Months Ended September 30, 2010	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$35.7	$148.6	$184.3
Reinsurance premiums ceded	(7.4)	(12.6)	(20.0)
Net premiums written	28.3	136.0	164.3
Change in unearned premiums	(0.3)	(40.3)	(40.6)
Net premiums earned	28.0	95.7	123.7

Loss and LAE	(17.4)	(72.3)	(89.7)
Acquisition costs	(7.0)	(15.7)	(22.7)
General and administrative expenses	(8.8)	(17.9)	(26.7)
Underwriting loss	$(5.2)	$(10.2)	$(15.4)

A summary of Montpelier’s statements of operations by segment for the three months ended September 30, 2009 follows:

Three Months Ended September 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$78.1	$34.4	$8.3	$—	$120.8
Reinsurance premiums ceded	(13.5)	(0.7)	(0.3)	—	(14.5)
Net premiums written	64.6	33.7	8.0	—	106.3
Change in unearned premiums	42.0	(0.7)	(4.0)	—	37.3
Net premiums earned	106.6	33.0	4.0	—	143.6

Loss and LAE	(18.9)	(20.1)	(2.5)	—	(41.5)
Acquisition costs	(11.1)	(5.2)	(1.1)	—	(17.4)
General and administrative expenses	(15.7)	(12.4)	(2.4)	(5.7)	(36.2)
Underwriting income	60.9	(4.7)	(2.0)	(5.7)	48.5
Net investment income	19.5	0.2	0.5	—	20.2
Net investment and foreign exchange gains	87.6	3.7	1.2	0.4	92.9
Net expense from derivative instruments	(5.5)	—	—	—	(5.5)
Interest and other financing expenses	(0.4)	(0.5)	—	(5.7)	(6.6)

Income before income taxes	$162.1	$(1.3)	$(0.3)	$(11.0)	$149.5

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the three months ended September 30, 2009 follows:

Three Months Ended September 30, 2009	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$9.6	$24.8	$34.4
Reinsurance premiums ceded	(0.8)	0.1	(0.7)
Net premiums written	8.8	24.9	33.7
Change in unearned premiums	1.9	(2.6)	(0.7)
Net premiums earned	10.7	22.3	33.0

Loss and LAE	(8.3)	(11.8)	(20.1)
Acquisition costs	(2.5)	(2.7)	(5.2)
General and administrative expenses	(5.9)	(6.5)	(12.4)
Underwriting loss	$(6.0)	$1.3	$(4.7)

A summary of Montpelier’s statements of operations by segment for the nine months ended September 30, 2009 follows:

Nine Months Ended September 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$414.6	$133.9	$15.9	$(8.6)	$555.8
Reinsurance premiums ceded	(22.9)	(13.0)	(0.5)	8.6	(27.8)
Net premiums written	391.7	120.9	15.4	—	528.0
Change in unearned premiums	(73.8)	(29.0)	(6.8)	—	(109.6)
Net premiums earned	317.9	91.9	8.6	—	418.4

Loss and LAE	(68.5)	(46.7)	(5.8)	—	(121.0)
Acquisition costs	(43.0)	(15.7)	(2.1)	—	(60.8)
General and administrative expenses	(44.6)	(28.3)	(6.5)	(19.7)	(99.1)
Underwriting income	161.8	1.2	(5.8)	(19.7)	137.5
Net investment income	57.5	0.4	1.6	0.2	59.7
Gain on early extinguishment of debt	—	—	—	5.9	5.9
Other revenue	0.5	—	—	—	0.5
Net investment and foreign currency gains	172.5	(1.2)	2.2	(1.4)	172.1
Net income from derivative instruments	3.9	—	—	—	3.9
Interest and other financing expenses	(1.2)	(1.3)	—	(17.3)	(19.8)

Income before income taxes	$395.0	$(0.9)	$(2.0)	$(32.3)	$359.8

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the nine months ended September 30, 2009 follows:

Nine Months Ended September 30, 2009	U.S.	U.K.	Montpelier Syndicate 5151

Gross premiums written	$38.1	$95.8	$133.9
Reinsurance premiums ceded	(5.5)	(7.5)	(13.0)
Net premiums written	32.6	88.3	120.9
Change in unearned premiums	0.2	(29.2)	(29.0)
Net premiums earned	32.8	59.1	91.9

Loss and LAE	(25.2)	(21.5)	(46.7)
Acquisition costs	(8.5)	(7.2)	(15.7)
General and administrative expenses	(14.4)	(13.9)	(28.3)
Underwriting income	$(15.3)	$16.5	$1.2

Gross Written Premiums By Line of Business and Geography

The following tables present our gross premiums written, by line of business and reportable segment, during the three months ended September 30, 2010, and 2009:

Three Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$36.4	$0.8	$—	$—	$37.2
Property Specialty - Treaty	11.4	6.4	—	—	17.8
Other Specialty - Treaty	25.0	13.3	—	—	38.3
Property and Specialty Individual Risk	8.7	28.3	13.4	(0.3)	50.1
Total gross premiums written	$81.5	$48.8	$13.4	$(0.3)	$143.4

Three Months Ended September 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty	$38.1	$3.1	$—	$—	$41.2
Property Specialty - Treaty	14.7	6.1	—	—	20.8
Other Specialty - Treaty	13.5	11.7	—	—	25.2
Property and Specialty Individual Risk	11.8	13.5	8.3	—	33.6
Total gross written premiums	$78.1	$34.4	$8.3	$—	$120.8

(1)	Represents an inter-segment excess-of-loss reinsurance arrangement between MUSIC and Montpelier Syndicate 5151 which is eliminated in consolidation.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended September 30,
	2010		2009

U.S. and Canada	$77.2	54%	$74.4	61%
Worldwide (1)	45.6	32	26.7	22
Western Europe, excluding the U.K. and Ireland	—	—	0.8	1
U.K. and Ireland	7.4	5	3.1	3
Worldwide, excluding U.S. and Canada (2)	1.6	1	6.4	5
Japan	3.0	2	2.7	2
Other	8.6	6	6.7	6
Total gross premiums written	$143.4	100%	$120.8	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross written premiums, by line of business, within each of its operating segments during the nine months ended September 30, 2010 and 2009:

Nine Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$256.5	$36.5	$—	$(12.4)	$280.6
Property Specialty - Treaty	37.0	18.2	—	—	55.2
Other Specialty - Treaty	87.5	50.5	—	—	138.0
Property and Specialty Individual Risk	32.0	79.1	33.7	(0.9)	143.9
Total gross premiums written	$413.0	$184.3	$33.7	$(13.3)	$617.7

Nine Months Ended September 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$258.3	$32.9	$—	$(8.6)	$282.6
Property Specialty - Treaty	55.6	22.6	—	—	78.2
Other Specialty - Treaty	64.5	39.9	—	—	104.4
Property and Specialty Individual Risk	36.2	38.5	15.9	—	90.6
Total gross written premiums	$414.6	$133.9	$15.9	$(8.6)	$555.8

(1)

Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151, and between MUSIC and Montpelier Syndicate 5151, each of which are eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Nine Months Ended September 30,
	2010		2009

U.S. and Canada	$322.2	52%	$315.5	56%
Worldwide (1)	153.0	25	99.7	18
Western Europe, excluding the U.K. and Ireland	28.3	5	28.6	5
U.K. and Ireland	27.4	4	19.9	4
Worldwide, excluding U.S. and Canada (2)	24.4	4	34.5	6
Japan	16.7	3	19.8	4
Other	45.7	7	37.8	7

Total gross premiums written	$617.7	100%	$555.8	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three months ended September 30, 2010 and 2009:

Three Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$63.6	$7.4	$—	$(2.6)	$68.4
Property Specialty - Treaty	9.8	6.0	—	.6	16.4
Other Specialty - Treaty	22.0	10.7	—	0.9	33.6
Property and Specialty Individual Risk	6.5	20.4	10.0	1.1	38.0
Total net premiums earned	$101.9	$44.5	$10.0	$—	$156.4

Three Months Ended September 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty	$66.7	$10.2	$—	$—	$76.9
Property Specialty - Treaty	12.7	6.9	—	—	19.6
Other Specialty - Treaty	17.7	6.3	—	—	24.0
Property and Specialty Individual Risk	9.5	9.6	4.0	—	23.1
Total net premiums earned	$106.6	$33.0	$4.0	$—	$143.6

(1)

Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151, and between MUSIC and Montpelier Syndicate 5151, each of which are eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three months ended September 30,
	2010		2009

U.S. and Canada	$86.0	55%	$86.7	60%
Worldwide (1)	32.1	20	19.4	14
Western Europe, excluding the U.K. and Ireland	7.5	5	7.4	5
Worldwide, excluding U.S. and Canada (2)	6.9	4	9.9	7
U.K. and Ireland	7.6	5	6.4	4
Japan	5.5	4	5.4	4
Other	10.8	7	8.4	6

Total net earned premiums	$156.4	100%	$143.6	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the nine months ended September 30, 2010 and 2009:

Nine Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$196.9	$26.5	$—	$(5.8)	$217.6
Property Specialty - Treaty	34.8	16.4	—	1.3	52.5
Other Specialty - Treaty	56.2	33.3	—	2.7	92.2
Property and Specialty Individual Risk	26.4	47.5	25.2	1.8	100.9
Total net premiums earned	$314.3	$123.7	$25.2	$—	$463.2

Nine Months Ended September 30, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty	$183.8	$25.8	$—	$—	$209.6
Property Specialty - Treaty	52.4	22.3	—	—	74.7
Other Specialty - Treaty	56.8	17.1	—	—	73.9
Property and Specialty Individual Risk	24.9	26.7	8.6	—	60.2
Total net premiums earned	$317.9	$91.9	$8.6	$—	$418.4

(1)

Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151, and between MUSIC and Montpelier Syndicate 5151, each of which are eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Nine months ended September 30,
	2010		2009

U.S. and Canada	$251.3	54%	$243.4	58%
Worldwide (1)	94.6	20	62.1	15
Western Europe, excluding the U.K. and Ireland	25.5	6	24.9	6
Worldwide, excluding U.S. and Canada (2)	24.3	5	27.2	7
U.K. and Ireland	20.7	5	18.0	4
Japan	15.5	3	16.9	4
Other	31.3	7	25.9	6

Total net earned premiums	$463.2	100%	$418.4	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

10.  Earnings Per Share

In calculating the Company’s earnings per share, the numerator is reduced by the portion of current earnings allocated to outstanding participating securities and the denominator is reduced by the average number of Common Shares issued under the Share Issuance Agreement. See Note 6.

The Company’s participating securities consist solely of outstanding RSUs. See Note 13.

The following table outlines the Company’s computation of earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Earnings per share numerators:
Net income	$90.0	$147.5	$169.8	$358.8
Net earnings allocated to participating securities	(2.3)	(2.9)	(3.9)	(6.5)
Earnings per share numerator	$87.7	$144.6	$165.9	$352.3

Earnings per share denominator (millions of shares):
Average Common Shares outstanding	69.0	86.0	71.2	87.6
Average Common Shares - Share Issuance Agreement	—	—	—	(1.8)
Earnings per share denominator	69.0	86.0	71.2	85.8

Basic and diluted earnings per share:	$1.27	$1.68	$2.33	$4.11

11.  Commitments and Contingent Liabilities

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at September 30, 2010.

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

Investment Commitment

As of September 30, 2010, Montpelier had unfunded commitments to invest $11.1 million into three separate private investment funds.

Trusts and Letter of Credit Facilities

Montpelier’s letter of credit facilities and trust arrangements are secured by collateral accounts containing cash, cash and cash equivalents and investments that are required to be maintained at specified levels. See Note 5.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of September 30, 2010 was fulfilled through the Lloyd’s Capital Trust. See Note 4.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds.  Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of September 30, 2010, Syndicate 5151 held $54.5 million in cash and cash equivalents and $112.4 million in investment securities, within the Premiums Trust Funds.

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

The following table summarizes Montpelier’s RSU activity for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,799,987	$14.3	1,764,763	$17.1
Changes in Variable RSU projections, 2010 - 2013 cycle	233,183	3.8	—	—

Variable RSUs at target, 2009 - 2012 cycle	—	—	(36,192)	(0.2)
Changes in Variable RSU projections, 2009 - 2012 cycle	—	—	116,598	1.5

Payments	(5,000)	—	(3,700)	—
Actual forfeitures	(51,431)	—	—	—
Expense recognized	—	(4.2)	—	(3.6)
End of period	1,976,739	$13.9	1,841,469	$14.8

	Nine Months Ended September 30,
	2010		2009
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,768,769	$13.3	1,281,619	$7.4
Fixed RSUs awarded	10,000	0.2	7,500	0.1

Variable RSUs at target, 2010 - 2013 cycle	582,969	9.6	—	—
Changes in Variable RSU projections, 2010 - 2013 cycle	58,298	0.9	—	—

Variable RSUs at target, 2009 - 2012 cycle	3,225	—	654,795	10.4
Changes in Variable RSU projections, 2009 - 2012 cycle	9,566	0.1	458,363	7.3

Changes in Variable RSU projections, 2008 - 2011 cycle	—	—	(19,662)	(0.2)

Payments	(404,657)	—	(541,146)	—
Actual forfeitures	(51,431)	—	—	—
Expense recognized	—	(10.2)	—	(10.2)
End of period	1,976,739	$13.9	1,841,469	$14.8

For the periods presented, the Company assumed a 3% to 9% forfeiture rate depending on the nature and term of the individual award and past experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeitures levels.  True-up adjustments are made as deemed necessary. During the third quarter of 2010, the Company recognized  51,431 forfeited RSUs previously held by former employees and directors.  No true-up adjustment was deemed necessary as the related expense associated with these forfeited RSUs fell within the Company’s assumed forfeiture estimates.

On the basis of the Company’s results achieved during the first nine months of 2010, the Company anticipates issuing a total of 641,267 Variable RSUs or approximately 110% of the 582,969 target RSUs outstanding for the 2010-2013 award cycle at September 30, 2010. The actual number of Variable RSUs to be awarded for the 2010 to 2013 cycle may be more or less than this anticipated total and, as previously mentioned, will not be fixed and determinable until the completion of the Initial RSU Period.

On the basis of the Company’s preliminary 2009 results, the Company anticipated issuing a total of 1,260,327 Variable RSUs for the 2009-2012 award cycle at December 31, 2009.  Based on actual 2009 results achieved, as approved by the CN Committee in March 2010, the actual number of Variable RSUs award for that cycle was increased by 12,791 RSUs to 1,273,118 during the first quarter of 2010 or approximately 193% of the target RSU’s ultimately fixed for that cycle.

On the basis of the Company’s preliminary 2008 results, the Company anticipated issuing a total of 316,036 Variable RSUs for the 2008-2011 award cycle at December 31, 2008.  Based on actual 2008 results achieved, as approved by the CN Committee in February 2009, the actual number of Variable RSUs award for that cycle was reduced by 19,662 RSUs to 296,374 during the first quarter of 2009 or approximately 50% of the target RSUs ultimately fixed for that cycle.

During the third quarter of 2010, the Company paid out 5,000 vested RSUs and withheld, at the recipient’s election, 1,499 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 3,501 Common Shares from its treasury resulting in a loss on the issuance of treasury shares of less than $0.1 million.  See Note 1 and Note 8.  The fair value of the 5,000 vested RSUs paid out during the third quarter of 2010 was $0.1 million.

During the nine month period ending September 30, 2010, the Company paid out 404,657 vested RSUs and withheld, at the recipient’s election, 65,599 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 339,058 Common Shares from its treasury resulting in a $0.1 million loss on the issuance of treasury shares.  See Note 1 and Note 8.  The fair value of the 404,657 vested RSUs paid out during the nine months ended September 30, 2010 was $6.9 million.

During the third quarter of 2009, the Company paid out 3,700 vested RSUs and withheld, at the recipient’s election, 922 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 2,778 Common Shares from its treasury resulting in a gain on the issuance of treasury shares of less than $0.1 million.  See Note 1 and Note 8.  The fair value of the 3,700 vested RSUs paid out during the third quarter of 2009 was $0.1 million.

During the nine month period ending September 30, 2009, the Company paid out 541,146 vested RSUs and withheld, at the recipient’s election, 88,233 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 452,913 Common Shares from its treasury resulting in a $1.4 million gain on the issuance of treasury shares.  See Note 1 and Note 8.  The fair value of the 452,913 vested RSUs paid out during the nine months ended September 30, 2009 was $8.3 million.

None of the outstanding RSUs at September 30, 2010 or 2009 were vested.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at September 30, 2010, for each award cycle:

	RSUs Outstanding	Unamortized Grant Date Fair Value
Award Date and Cycle
Five-year RSU awards granted in 2007	76,650	$0.4
Four-year RSU awards granted in 2008	168,107	0.6
Five-year RSU awards granted in 2008	96,100	0.6
Four-year RSU awards granted in 2009	978,615	5.8
Five-year RSU awards granted in 2009	6,000	—
Four-year RSU awards granted in 2010 (including those awards in their Initial RSU Period)	651,267	6.5
Total RSUs outstanding at September 30, 2010	1,976,739	$13.9

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $3.1 million during the balance of 2010. In addition, the Company expects to incur future RSU expense associated with its currently outstanding RSUs of $6.9 million, $3.2 million and $0.7 million in 2011, 2012 and 2013 and beyond, respectively.

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

During the nine months ended September 30, 2010, the Company recorded $0.2 million of performance share expense all of which was recognized during the first quarter. During the three and nine months ended September 30, 2009, the Company recorded $1.3 million and $1.0 million of performance share expense, respectively.

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

All participating directors elected to receive payment for their outstanding DSUs in January 2009, which resulted in the issuance of 26,703 Common Shares and the payment of $0.2 million.  See Note 8.  The fair value of the DSUs paid out during the first nine months of 2009 was $0.7 million.

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

During the three and nine month periods ended September 30, 2010, Montpelier recorded an income tax expense (benefit) of $0.1 million and $(0.5) million, respectively, associated primarily with its U.K. operations. During the three and nine months ended September 30, 2009, Montpelier recorded an income tax expense of $2.0 million and $1.0 million, respectively, associated primarily with its U.K. operations.

During the nine months ended September 30, 2010, Montpelier received $0.5 million in net income tax refunds. During the nine months ended September 30, 2009, Montpelier made $0.9 million of income tax payments.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least March 28, 2016. At the present time, no such taxes are levied in Bermuda.

United Kingdom

MCL, MUAL, PUAL, MUSL, MMSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended September 30, 2010 and 2009, these companies had pretax income of $1.8 million and $1.6 million, respectively, and during the nine months ended September 30, 2010 and 2009, these companies had pretax income (loss) of $(1.3) million and $2.5 million, respectively.  As of September 30, 2010 and December 31, 2009, these companies had a net deferred tax liability of $1.4 million and $1.9 million, respectively.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended September 30, 2010 and 2009, these companies had a pretax loss of $5.8 million and $4.3 million, respectively, and during the nine months ended September 30, 2010 and 2009, these companies had a pretax loss of $13.7 million and $13.0 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established an offsetting $21.2 million U.S. deferred tax asset valuation allowance against its existing $21.2 million deferred tax asset at September 30, 2010.  As of December 31, 2009, these companies had a net deferred tax asset of $15.6 million which was fully offset by a $15.6 million deferred tax asset valuation allowance.  The net operating loss associated with these operations may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes.  During the three and nine months ended September 30, 2010 and 2009, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three and nine months ended September 30, 2010 and 2009, such income taxes totaled less than $0.1 million.

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

The Company’s fixed-rate debt currently consists of the Senior Notes and the Trust Preferred Securities. At September 30, 2010 and December 31, 2009 the fair value of the Senior Notes (based on quoted market prices) was $238.6 million and $227.6 million, respectively, which compared to a carrying value of $227.7 million and $228.6 million, respectively.  At September 30, 2010 and December 31, 2009, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $90.0 million and $70.0 million, respectively, which compared to a carrying value of $100.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and our financial condition as of September 30, 2010 and December 31, 2009.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

During 2009 we observed adequate to strong pricing levels in the majority of our business lines, ending broad price reductions experienced over the previous two years. During 2009 we and many of our peers experienced strong underwriting and investment returns due to a low level of catastrophe losses and a widespread rebound in the financial markets.  These strong returns have led to an increase in the amount of capital available in the reinsurance market, which in turn has led to downward pricing pressure in 2010. Events that have occurred thus far in 2010, mainly the Chilean and New Zealand earthquakes and the Deepwater Horizon oil rig explosion and fire, have not reversed these trends.

We have also observed reduced demand for reinsurance in 2010 as weak economic conditions dampened growth prospects for ceding companies who, at the same time, have a greater capacity to retain risk. As we enter the final months of 2010 we have become more cautious about the pricing outlook for most classes of our business.

Despite this challenging marketplace, we have found attractive growth opportunities within our newer U.S. and U.K. platforms that have offset reductions in our Property Catastrophe - Treaty writings. Due mainly to growth in our Property and Specialty Individual Risk and Other Specialty - Treaty lines of business, our total net written premiums grew 13% during the quarter ended September 30, 2010, as compared to the third quarter of 2009. The most significant drivers of this growth were our marine insurance and PUAL teams in London and our MUSIC excess and surplus line team in the U.S.

Matching capital and risk tolerance to the size of the underwriting opportunity remains an integral part of our cycle management strategy. In the face of declining pricing trends, we have recently reduced our peak zone exposures heading into the U.S. hurricane season through a combination of reductions in our gross exposures and increases in our reinsurance purchases, and we have continued to repurchase Common Shares.

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

Exposure Management

We track gross reinsurance treaty contract limits that we believe are exposed to individual occurrences within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of September 30, 2010, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Summary Financial Results

We ended the third quarter of 2010 with a fully converted tangible book value per share of $23.69, an increase of 6.9% for the past three months, 13.7% for the past nine months and 21.9% for the past twelve months, inclusive of dividends declared during such periods.

The increase in our fully converted tangible book value per share during the third quarter of 2010 was the result of solid underwriting and investment results.  Our comprehensive income for the third quarter of 2010 was $90.8 million and our GAAP combined ratio was 69.4%, compared to comprehensive income of $147.2 million and a GAAP combined ratio of 66.3% for the third quarter of 2009.

Our underwriting results for the third quarter of 2010 included a $12.4 million net loss associated with the New Zealand earthquake and two large risk losses totaling $8.6 million, offset by $21.3 million of net favorable reserve development on prior year losses. Our underwriting results for the third quarter of 2009 benefitted from a lack of significant catastrophe and individual losses and $19.4 million of net favorable reserve development on prior year losses.

Net realized and unrealized investment gains experienced during the third quarter of 2010 were $29.4 million compared to $87.1 million of net gains experienced during the third quarter of 2009.

The increase in our fully converted tangible book value per share during the nine months ended September 30, 2010 resulted primarily from solid underwriting results experienced in the second and third quarters of 2010 and satisfactory investment performance year-to-date. Our comprehensive income for the nine months ended 2010 was $166.9 million and our GAAP combined ratio was 84.8%, compared to comprehensive income of $360.8 million and a GAAP combined ratio of 67.1% for the first nine months of 2009.

Our underwriting results for the nine months ended September 30, 2010 included the New Zealand earthquake previously discussed, $20.0 million from the Deepwater Horizon oil rig explosion and fire and a $93.8 million pretax net loss (net of reinstatement premiums) associated with the Chilean earthquake and European Windstorm Xynthia. These 2010 losses were partially offset by $84.8 million of favorable reserve development on prior year losses. Our underwriting results for the nine months ended September 30, 2009 included a $15.5 million net loss from European Windstorm Klaus, offset by $51.4 million of favorable reserve development on prior year losses

Net realized and unrealized investment gains experienced during the first nine months of 2010 were $66.8 million, compared to net gains of $173.5 million experienced during the first nine months of 2009.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share as of the dates presented:

	Sept 30, 2010	June 30, 2010	Dec. 31, 2009	Sept 30, 2009
Book value per share numerators (millions of dollars):

[A] Common shareholders’ equity	$1,668.4	$1,621.4	$1,728.5	$1,722.2
Intangible asset (1)	(4.8)	(4.8)	(4.8)	(4.8)
[B] Fully converted tangible book value per share numerator	$1,663.6	$1,616.6	$1,723.7	$1,717.4

Book value per share denominators (thousands of shares):

[C] Common Shares outstanding	$68,258	$70,889	$79,999	$85,208
Common Share obligations under benefit plans	1,977	1,800	1,769	1,842
[D] Fully converted book value per share denominator	$70,235	$72,689	$81,768	$87,050

Book value per share [A] / [C]	$24.44	$22.87	$21.61	$20.21
Fully converted book value per share [A] / [D]	23.76	22.31	21.14	19.78
Fully converted tangible book value per share [B] / [D]	23.69	22.24	21.08	19.73

Change in fully converted tangible book value per share: (2)
From June 30, 2010	6.9%
From December 31, 2009	13.7%
From September 30, 2009	21.9%

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

Consolidated Results of Operations

Our consolidated financial results for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009

Gross premiums written	$143.4	$120.8	$617.7	$555.8
Reinsurance premiums ceded	(23.7)	(14.5)	(40.1)	(27.8)
Net premiums written	119.7	106.3	577.6	528.0
Change in net unearned premiums	36.7	37.3	(114.4)	(109.6)
Net premiums earned	156.4	143.6	463.2	418.4

Net investment income	18.7	20.2	57.5	59.7
Net realized and unrealized investment gains	29.4	87.1	66.8	173.5
Net foreign exchange gains (losses)	(3.9)	5.8	(2.7)	(1.4)
Net income (expense) from derivative instruments	3.9	(5.5)	(4.2)	3.9
Gain on early extinguishment of debt	—	—	—	5.9
Other revenue	0.1	—	0.3	0.5
Total revenues	204.6	251.2	580.9	660.5

Underwriting expenses:
Loss and LAE — current year losses	(73.3)	(60.9)	(324.6)	(172.4)
Loss and LAE — prior year losses	21.3	19.4	84.8	51.4
Acquisition costs	(24.8)	(17.4)	(70.6)	(60.8)
General and administrative expenses	(31.7)	(36.2)	(82.6)	(99.1)

Non-underwriting expenses:
Interest and other financing expenses	(6.0)	(6.6)	(18.6)	(19.8)
Total expenses	(114.5)	(101.7)	(411.6)	(300.7)

Income before income taxes	90.1	149.5	169.3	359.8
Income tax benefit (expense)	(0.1)	(2.0)	0.5	(1.0)

Net income	90.0	147.5	169.8	358.8
Other comprehensive income (loss) items	0.8	(0.3)	(2.9)	2.0

Comprehensive income	$90.8	$147.2	$166.9	$360.8

Loss and LAE ratio	33.3%	29.0%	51.8%	28.9%
Acquisition cost ratio	15.8%	12.1%	15.2%	14.5%
General and administrative expense ratio	20.3%	25.2%	17.8%	23.7%

GAAP combined ratio	69.4%	66.3%	84.8%	67.1%

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

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Gross premiums written	$81.5	$78.1	$413.0	$414.6
Reinsurance premiums ceded	(22.0)	(13.5)	(32.3)	(22.9)
Net premiums written	59.5	64.6	380.7	391.7
Change in unearned premiums	42.4	42.0	(66.4)	(73.8)
Net premiums earned	101.9	106.6	314.3	317.9

Loss and LAE — current year losses	(45.0)	(38.6)	(202.5)	(114.4)
Loss and LAE — prior year losses	16.5	19.7	71.6	45.9
Acquisition costs	(13.6)	(11.1)	(42.2)	(43.0)
General and administrative expenses	(12.4)	(15.7)	(27.9)	(44.6)

Underwriting income	$47.4	$60.9	$113.3	$161.8

Gross and Net Premiums Written

The following tables summarize gross and net premiums written within Montpelier Bermuda, by line of business, for the periods presented:

	Three Months Ended September 30,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$36.4	44%	$38.1	49%
Property Specialty - Treaty	11.4	14	14.7	19
Other Specialty - Treaty	25.0	31	13.5	17
Property and Specialty Individual risk	8.7	11	11.8	15

Gross premiums written	81.5	100%	78.1	100%
Reinsurance premiums ceded	(22.0)		(13.5)
Net premiums written	$59.5		$64.6

	Nine Months Ended September 30,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$256.5	62%	$258.3	62%
Property Specialty - Treaty	37.0	9	55.6	13
Other Specialty - Treaty	87.5	21	64.5	16
Property and Specialty Individual risk	32.0	8	36.2	9

Gross premiums written	413.0	100%	414.6	100%
Reinsurance premiums ceded	(32.3)		(22.9)
Net premiums written	$380.7		$391.7

The changes in gross premium writings within each line of business resulted from the following:

•             Property Catastrophe - Treaty premiums written during the third quarter of 2010 experienced a slight reduction from the comparable 2009 period, decreasing by $1.7 million, or 4%. The variance was largely the result of a decrease in reinstatement premium written during the period. Property Catastrophe - Treaty premiums written during the first nine months of 2010 were consistent with those of the comparable 2009 period,

•             Property Specialty - Treaty premiums written during the third quarter of 2010 decreased by $3.3 million, or 22%, versus the comparable 2009 period.  The decrease related in large part to a ten-month contract bound during the third quarter of 2009, and renewed during the second quarter of 2010. Property Specialty - Treaty premiums written during the nine months ended September 2010 decreased by $18.6 million, or 33%, versus the comparable 2009 period. Approximately half of this decrease resulted from the non-renewal and subsequent reclassification of one large engineering contract into the Other Specialty - Treaty line. A further $6.4 million of the decrease was attributable to premium adjustments booked in the first quarter of 2009,

•             Other Specialty - Treaty premiums written during the three and nine month periods ending September 30, 2010 increased by $11.5 million (or 85%) and $23.0 million (or 36%) over the comparable 2009 periods, respectively, primarily as a result of new aviation business written, and the reclassification of the above mentioned engineering contract,

•             Property and Specialty Individual Risk premiums written during the three and nine month periods ending September 30, 2010 decreased by $3.1 million (or 26%) and $4.2 million (or 12%) over the comparable 2009 periods, respectively. These decreases resulted from small variances across several contracts within this line of business.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an inter-segment excess-of loss reinsurance agreement.  See “Corporate and Other” under this Item 2.

Reinstatement premiums written within Montpelier Bermuda during the three and nine months ended September 30, 2010 were $1.3 million and $9.2 million, respectively, versus $1.1 million and $0.6 million for the comparable 2009 periods. The reinstatement premiums written during the 2010 year-to-date period related primarily to the Chilean earthquake.

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

During the three and nine months ended September 30, 2010, net premiums written within our Montpelier Bermuda segment decreased by 5% and 2%, respectively, over the comparable 2009 periods. Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations. Also, the level of reinstatement premiums received in future periods is dependent upon the occurrence of losses.

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during the three and nine months ended September 30, 2010 were $101.9 million and $314.3 million, respectively, versus $106.6 million and $317.9 million for the comparable 2009 periods, respectively. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s net loss and LAE for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009

Gross unpaid loss and LAE reserves - beginning	$600.0	$666.7	$569.4	$750.0
Reinsurance recoverable on unpaid losses - beginning	(59.8)	(79.6)	(63.1)	(114.1)
Net unpaid loss and LAE reserves - beginning	540.2	587.1	506.3	635.9

Losses and LAE incurred:
Current year losses	45.0	38.6	202.5	114.4
Prior year losses	(16.5)	(19.7)	(71.6)	(45.9)
Total losses and LAE incurred	28.5	18.9	130.9	68.5

Losses and LAE paid	(34.5)	(55.2)	(103.0)	(153.6)

Net unpaid loss and LAE reserves - ending	534.2	550.8	534.2	550.8
Reinsurance recoverable on unpaid losses - ending	62.8	71.7	62.8	71.7

Gross unpaid loss and LAE reserves - ending	$597.0	$622.5	$597.0	$622.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Loss and LAE ratio - current year	44.2%	36.2%	64.4%	36.0%
Loss and LAE ratio - prior year	(16.2)%	(18.5)%	(22.8)%	(14.5)%

Loss and LAE ratio	28.0%	17.7%	41.6%	21.5%

Three Months Ended September 30, 2010 and 2009

Current year loss and LAE events

The largest drivers of current year net losses incurred during the third quarter of 2010 were: (i) the September earthquake in New Zealand, which generated a net loss of $12.4 million; and (ii) two large risk losses totaling $8.6 million.

The largest drivers of current year losses incurred during the third quarter of 2009 were U.S. tornadoes, and European and Canadian hail storms.

Prior year loss and LAE development

During the third quarter of 2010, Montpelier Bermuda experienced $16.5 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  Decrease in prior year casualty reserves ($3.7 million),

•                  Decrease in non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($3.1 million),

•                  A reduction in 2009 tornado losses associated with one insured in the Property Catastrophe - Treaty line of business ($2.7 million decrease),

•                  The favorable commutation of two reinsurance contracts ($1.5 million decrease),

•                  A reduction in losses associated with 2009 European Windstorm Klaus ($1.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business, partially offset by $4.4 million of adverse development associated with Hurricane Ike.

During the third quarter of 2009, Montpelier Bermuda experienced $19.7 million in net favorable development on net loss and LAE reserves relating to prior year losses.  The principal reasons for the movement in prior year loss reserves were as follows:

•                  Subrogation recoveries from a 2005 oil explosion ($4.5 million decrease),

•                  The favorable settlement of a claim associated with a 2007 mining accident ($3.8 million decrease),

•                  A reduction in prior year aviation and casualty reserves ($3.5 million decrease),

•                  A reduction in losses associated with 2005 hurricanes ($2.5 million decrease),

•                  A reduction in losses associated with 2007 California wildfires ($2.3 million decrease),

•                  A reduction in Property Treaty - Specialty losses reported by cedants, which related to 2008 international treaty risk accounts ($2.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

Montpelier Bermuda’s net favorable development includes an increase ( decrease) in estimated reinsurance recoveries of $3.7 million and $(4.1) million for the three months ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 and 2009

Current year loss and LAE events

Significant current year net losses incurred during the nine months ended September 30, 2010 included the following:

•                  $76.2 million associated with the Chilean earthquake,

•                  $20.0 million generated by the Deepwater Horizon oil rig explosion and fire,

•                  $12.4 million from the New Zealand earthquake.

Significant current year net losses incurred during the nine months ended September 30, 2009 included $14.4 million relating to European windstorm Klaus and $5.5 million associated with tornadoes and other small events in the U.S.

Prior year loss and LAE development

During the nine months ended September 30, 2010, Montpelier Bermuda experienced $71.6 million in favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•                  Decrease in prior year casualty reserves ($13.6 million),

•                  Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($17.2 million decrease). This decrease related to several loss events,

•                  2009 European Windstorm Klaus ($3.6 million decrease for the nine months ended September 30, 2010, $1.2 million of which was recorded in the third quarter of 2010),

•                  2007 European Windstorm Kyrill and U.K. floods ($1.6 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the nine months ended September 30, 2009, Montpelier Bermuda experienced $45.9 million in net favorable development on net loss and LAE reserves relating to prior year losses.  In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the nine month period ended September 30, 2009 were as follows:

•                  Estimated ultimate net losses associated with 2004 and 2005 hurricanes decreased by $8.5 million.

•                  Estimated ultimate net losses associated with 2008 Hurricane Ike decreased by $4.2 million.

•                  Multiple smaller events and IBNR adjustments across all lines of business.

Montpelier Bermuda’s net favorable development includes increase (decreases) in estimated ultimate reinsurance recoveries of $0.7 million and $(19.2) million for the nine months ended September 30, 2010 and 2009, respectively.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009

Acquisition costs	$13.6	$11.1	$42.2	$43.0
General and administrative expenses	12.4	15.7	27.9	44.6

Acquisition cost ratio	13.3%	10.4%	13.4%	13.5%
General and administrative expense ratio	12.0%	14.7%	8.9%	14.0%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions (reversals), which are accrued based on the estimated results of the subject contract, totaled zero and $(2.4) million for the three months ended September 30, 2010 and 2009, respectively, and $1.1 million and $(1.3) million for the nine months ended September 30, 2010 and 2009, respectively. The 2009 reversals reflect a profit commission adjustment to one large contract. Relatively few of our assumed reinsurance contracts contain profit commission clauses, and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

The increase in the acquisition cost ratio during the three months ended September 30, 2010, as compared to the third quarter of 2009, is mainly due to the profit commission reversals discussed above. The acquisition cost ratio for the nine months ended September 30, 2010, was consistent with the comparable 2009 period.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Operating expenses	$9.4	$11.8	$21.7	$37.3
Incentive compensation expenses	3.0	3.9	6.2	7.3

General and administrative expenses	$12.4	$15.7	$27.9	$44.6

The decrease in operating expenses during the three and nine months ended September 30, 2010, versus the comparable 2009 periods, is largely due to a decrease in Montpelier’s centrally-managed information technology costs, as well as a change in the manner in which those costs are allocated across our reportable segments.  In addition, operating expenses for the nine months ended September 30, 2010 include a recovery of $5.2 million of defense costs and accrued interest on overdue amounts awarded in connection with the MPCL arbitration that was settled in June 2010. See Note 3.

Incentive compensation accruals are recorded on the basis of actual and projected underwriting results for the year. The decrease in incentive compensation expenses during the three and nine months ended September 30, 2010, versus the comparable 2009 periods, was due to the 2009 accruals being booked significantly above target, while the 2010 accruals were recorded only slightly above target. Additionally, a non-recurring inter-segment adjustment recorded in the third quarter of 2009 increased incentive compensation expenses within Montpelier Bermuda in that period.

MONTPELIER SYNDICATE 5151

Our underwriting results at Montpelier Syndicate 5151 for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Gross premiums written	$48.8	34.4	$184.3	$133.9
Reinsurance premiums ceded	(1.6)	(0.7)	(20.0)	(13.0)
Net premiums written	47.2	33.7	164.3	120.9
Change in unearned premiums	(2.7)	(0.7)	(40.6)	(29.0)
Net premiums earned	44.5	33.0	123.7	91.9

Loss and LAE — current year losses	(20.7)	(19.8)	(102.6)	(52.7)
Loss and LAE — prior year losses	4.8	(0.3)	12.9	6.0
Acquisition costs	(8.9)	(5.2)	(22.7)	(15.7)
General and administrative expenses	(9.2)	(12.4)	(26.7)	(28.3)

Underwriting income (loss)	$10.5	$(4.7)	$(15.4)	$1.2

Gross and Net Premiums Written

The following tables summarize gross premiums written within Montpelier Syndicate 5151, by line of business, for the periods presented:

	Three Months Ended September 30,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$0.8	2%	$3.1	9%
Property Specialty - Treaty	6.4	13	6.1	18
Other Specialty - Treaty	13.3	27	11.7	34
Property and Specialty Individual Risk	28.3	58	13.5	39
Gross premiums written	48.8	100%	34.4	100%
Reinsurance premiums ceded	(1.6)		(0.7)
Net premiums written	$47.2		$33.7

	Nine Months Ended September 30,
($ in millions)	2010		2009

Property Catastrophe - Treaty	$36.5	20%	$32.9	24%
Property Specialty - Treaty	18.2	10	22.6	17
Other Specialty - Treaty	50.5	27	39.9	30
Property and Specialty Individual Risk	79.1	43	38.5	29
Gross premiums written	184.3	100%	133.9	100%
Reinsurance premiums ceded	(20.0)		(13.0)
Net premiums written	$164.3		$120.9

During the three and nine month periods ending September 30, 2010, gross premiums written within our Montpelier Syndicate 5151 segment increased by approximately 29% and 27%, respectively, versus the comparable periods in 2009.  Syndicate 5151’s U.K.-based underwriters produced $34.7 million and $148.6 million during the three and nine months ended September 30, 2010, respectively, versus $24.8 million and $95.8 million, respectively, for the comparable 2009 periods.  Syndicate 5151’s U.S.-based underwriters produced $14.1 million and $35.7 million during the three and nine months ended September 30, 2010, respectively, versus $9.6 million and $38.1 million, respectively, for the comparable 2009 periods.

The specific factors contributing to the growth in gross premiums written are as follows:

•                              Property Catastrophe - Treaty premiums written during the third quarter of 2010 decreased by $2.3 million, or 74%, versus the comparable 2009 period as our underwriters elected not to renew most of this book of business. Property Catastrophe - Treaty premiums written during the nine months ended 2010 increased by $3.6 million, or 11%, versus the comparable 2009 period as a result of reinstatement premiums written during the first quarter of 2010, almost all of which were associated with the Chilean earthquake,

•                              Property Specialty - Treaty premiums written during the third quarter of 2010 were consistent with those written during the third quarter of 2009 and decreased by $4.4 million, or 19%, in the nine months ended September 30, 2010, versus the comparable 2009 period. This decrease was caused by a reduction in the estimated premium associated with one large pro-rata contract, as well as several smaller contracts that we elected not to renew during the first quarter of 2010 due to inadequate pricing,

•                              Other Specialty - Treaty premiums written during the three and nine month periods ended September 30, 2010 increased by $1.6 million (or 14%) and $10.6 million (or 27%), respectively, versus the comparable 2009 periods, due primarily to new business writings and timing differences associated with the writing of certain engineering excess-of-loss contracts, and

•                              Property and Specialty Individual Risk premiums written during the three and nine month periods ended September 30, 2010, increased by $14.8 million and $40.6 million, respectively, versus the comparable 2009 periods, representing increases of 110% and 105%, respectively. These increases were generated primarily by our marine and PUAL underwriting teams, which were not established until the second half of 2009.

Gross and net premiums written and reinsurance premiums ceded during the periods presented include amounts assumed and ceded as part of inter-segment excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 2.

Reinstatement premiums written within Montpelier Syndicate 5151 during the three and nine months ended September 30, 2010 were $0.3 million and $6.7 million, respectively, versus $1.8 million and $2.4 million for the comparable 2009 periods. The reinstatement premiums written during the 2010 year-to-date period related primarily to the Chilean earthquake.

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

Net Premiums Earned

Net premiums earned within Montpelier Syndicate 5151 during the three and nine months ended September 30, 2010 were $44.5 million and $123.7 million, respectively, versus $33.0 million and $91.9 million for the comparable 2009 periods, respectively. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s net loss and LAE for the three and nine month periods ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009

Gross unpaid loss and LAE reserves - beginning	$151.7	$71.3	$96.0	$48.8
Reinsurance recoverable on unpaid losses - beginning	(4.2)	—	(0.5)	—
Net unpaid loss and LAE reserves - beginning	147.5	71.3	95.5	48.8

Losses and LAE incurred:
Current year losses	20.7	19.8	102.6	52.7
Prior year losses	(4.8)	0.3	(12.9)	(6.0)
Total losses and LAE incurred	15.9	20.1	89.7	46.7

Net impact of foreign currency movements	7.5	(0.4)	1.3	(0.7)

Losses and LAE paid	(18.1)	(7.4)	(33.7)	(11.2)

Net unpaid loss and LAE reserves - ending	152.8	83.6	152.8	83.6
Reinsurance recoverable on unpaid losses - ending	1.8	0.1	1.8	0.1
Gross unpaid loss and LAE reserves - ending	$154.6	$83.7	$154.6	$83.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Loss and LAE ratio - current year	46.5%	60.0%	82.9%	57.3%
Loss and LAE ratio - prior year	(10.8)%	0.9%	(10.4)%	(6.5)%
Loss and LAE ratio	35.7%	60.9%	72.5%	50.8%

Montpelier Syndicate 5151’s net loss and LAE relating to current year losses was $20.7 million and $19.8 million during the three months ended September 30, 2010 and 2009, respectively, and $102.6 million and $52.7 million for the nine month periods ending September 30, 2010 and 2009, respectively.  The majority of the losses incurred during the third quarters of 2010 and 2009, as well as the nine month period ending September 30, 2009, primarily represent IBNR as few significant events were reported during the periods.  The losses incurred during the nine month period ended September 30, 2010 include $29.9 million related to the Chilean earthquake, which occurred in February 2010.

During the three months ended September 30, 2010, Montpelier Syndicate 5151 recorded $4.8 million of favorable development relating to prior year losses, versus $0.3 million of adverse development recognized in the comparable 2009 period.  Montpelier Syndicate 5151 experienced $2.1 million of 2010 favorable development due to foreign exchange movements, as measured in the original currencies of the contracts written.  The remainder was largely the result of lower-than-expected claims emergence across several classes of business. Adverse development incurred during the third quarter of 2009 was $0.3 million and related to several small adjustments.

During the nine month period ended September 30, 2010, Montpelier Syndicate 5151 recorded $12.9 million of favorable development relating to prior year losses versus $6.0 million recognized in the in the comparable 2009 period. The 2010 favorable development was due to lower-than-expected claims development across all lines of business. The 2009 favorable development included a $1.0 million reduction in Hurricane Ike loss estimates and a $1.7 million reduction of reserves on one large reported claim which occurred in 2008.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses incurred for periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009

Acquisition costs	$8.9	$5.2	$22.7	$15.7
General and administrative expenses	9.2	12.4	26.7	28.3

Acquisition cost ratio	20.0%	15.8%	18.4%	17.1%
General and administrative expense ratio	20.7%	37.6%	21.6%	30.8%

Acquisition costs include profit commissions, brokerage costs, commissions and excise taxes, when applicable.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions, which are accrued based on the estimated results of the subject contract, totaled $0.2 million and zero for the three months ended September 30, 2010 and 2009, respectively, and $0.9 million and $0.5 million for the three and nine months ended September 30, 2009.

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

The acquisition costs ratios for the 2010 periods presented increased over the comparable 2009 periods as a result of the growth in our marine business, which is written with a higher acquisition cost per dollar of premium than many of our other lines of business. For the nine month period ended September 30, 2010, the increase over the comparable 2009 period was partially offset by the impact of reinstatement premiums written during the first quarter of 2010. Reinstatement premiums do not impact acquisition costs but reduce the acquisition cost ratio as a result of their impact on net earned premium.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Operating expenses	$6.8	$9.3	$21.3	$20.6
Incentive compensation expenses	2.4	3.1	5.4	7.7

General and administrative expenses	$9.2	$12.4	$26.7	$28.3

Montpelier Syndicate 5151’s operating expenses consist mainly of: (i)  salaries, employee benefits and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland; (ii) intercompany allocations of information technology and risk modeling expenses; and (iii) fees from Lloyd’s.

The decrease in operating expenses during the third quarter of 2010, versus the comparable 2009 period, was largely due to a non-recurring reduction in staff and premises associated with our U.S. operations, the ultimate cost of which was recognized during the second quarter of 2010. Operating expenses for the nine months ended September 30, 2010 increased over the comparable 2009 period, due primarily to an increase in Lloyd’s fees. This increase was mainly the result of non-recurring $2.1 million Lloyd’s multi-year fee credit recorded in the second quarter of 2009.

Incentive compensation accruals are recorded on the basis of actual and projected underwriting results for the year. The decrease in incentive compensation expenses during the three and nine months ended September 30, 2010, versus the comparable 2009 periods, was due to the 2009 accruals being booked significantly above target, while the 2010 accruals were recorded only slightly above target. Additionally, a non-recurring inter-segment adjustment recorded in the third quarter of 2009 increased incentive compensation expenses within Montpelier Syndicate 5151 in that period.

MUSIC

Our underwriting results at MUSIC for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Gross premiums written	$13.4	$8.3	$33.7	$15.9
Reinsurance premiums ceded	(0.4)	(0.3)	(1.1)	(0.5)
Net premiums written	13.0	8.0	32.6	15.4
Change in unearned premiums	(3.0)	(4.0)	(7.4)	(6.8)
Net premiums earned	10.0	4.0	25.2	8.6

Loss and LAE — current year losses	(7.6)	(2.5)	(19.5)	(5.3)
Loss and LAE — prior year losses	—	—	0.3	(0.5)
Acquisition costs	(2.3)	(1.1)	(5.7)	(2.1)
General and administrative expenses	(2.8)	(2.4)	(7.9)	(6.5)

Underwriting loss	$(2.7)	$(2.0)	$(7.6)	$(5.8)

MUSIC wrote $13.4 million and $8.3 million of gross premiums during the three months ended September 30, 2010 and 2009, respectively, and $33.7 million and $15.9 million of gross premiums during the nine months ended September 30, 2010 and 2009, respectively. All premiums written to date by MUSIC relate to the Property and Specialty Individual Risk line of business, with the increases resulting from new business written.

Reinsurance premiums ceded during the three and nine month periods ended September 30, 2010, include amounts ceded to Montpelier Syndicate 5151 as part of an inter-segment excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 2.

Net premiums written at MUSIC were $13.0 million and $8.0 million during the three months ended September 30, 2010 and 2009, respectively, and $32.6 million and $15.4 million during the nine months ended September 30, 2010 and 2009, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s net loss and LAE for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009

Gross unpaid loss and LAE reserves - beginning	$24.3	$12.3	$15.4	$10.1
Reinsurance recoverable on unpaid losses - beginning	(6.1)	(8.6)	(6.0)	(8.8)
Net unpaid loss and LAE reserves - beginning	18.2	3.7	9.4	1.3

Losses and LAE incurred:
Current year losses	7.6	2.5	19.5	5.3
Prior year losses	—	—	(0.3)	0.5
Total losses and LAE incurred	7.6	2.5	19.2	5.8

Losses and LAE paid	(1.8)	(0.3)	(4.6)	(1.2)

Net unpaid loss and LAE reserves - ending	24.0	5.9	24.0	5.9
Reinsurance recoverable on unpaid losses - ending	6.0	6.9	6.0	6.9
Gross unpaid loss and LAE reserves - ending	$30.0	$12.8	$30.0	$12.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Loss and LAE ratio - current year	76.0%	62.5%	77.4%	61.6%
Loss and LAE ratio - prior year	—%	—%	(1.2)%	5.8%

Loss and LAE ratio	76.0%	62.5%	76.2%	67.4%

MUSIC’s current year loss and LAE incurred during the periods presented primarily represent IBNR and MUSIC has not experienced any significant development on prior year loss reserves to-date. The increase in MUSIC’s 2010 loss and LAE ratios versus those of the prior year periods, is due to the occurrence of a few individual risk losses which totaled $1.3 million and $3.3 million during the three and nine months ended September 30, 2010, respectively. MUSIC did not incur any significant individual risk losses during the 2009 periods.

As of September 30, 2010, MUSIC had remaining Acquired Reserves of $5.8 million.  In support of the Acquired Reserves, MUSIC held a trust deposit maintained by GAINSCO and reinsurance recoverable from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best in a combined amount exceeding $5.8 million. In addition, we have received a full indemnification from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnification, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

MUSIC’s acquisition costs were $2.3 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, and were $5.7 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. The increases in MUSIC’s acquisition costs during these periods were largely consistent with the increases in MUSIC’s net earned premiums.

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Operating expenses	$2.3	$1.9	$6.9	$5.4
Incentive compensation expenses	0.5	0.5	1.0	1.1

General and administrative expenses	$2.8	$2.4	$7.9	$6.5

Acquisition cost ratio	23.0%	27.5%	22.6%	24.4%
General and administrative expense ratio	28.0%	60.0%	31.3%	75.6%

MUSIC’s operating expenses during the three and nine months ended September 30, 2010 totaled $2.3 million and $6.9 million, respectively, versus $1.9 million and $5.4 million during the comparable 2009 periods, respectively.  These increases were primarily the result of a change in the manner in which Montpelier’s centrally-managed information technology costs are allocated across our reportable segments, as well as an increase in salary and benefit costs associated with the growth in MUSIC’s operations.

Incentive compensation expenses incurred during the three and nine month periods ended September 30, 2010 were consistent with the comparable 2009 periods.  During the 2010 periods lower levels of incentive accruals, as measured against target, were offset by a higher employee base.

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

Our Corporate and Other results for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Gross premiums written	$(0.3)	$—	$(13.3)	$(8.6)
Reinsurance premiums ceded	0.3	—	13.3	8.6
Net premiums written	—	—	—	—
General and administrative expenses	(7.3)	(5.7)	(20.1)	(19.7)

Underwriting loss	$(7.3)	$(5.7)	$(20.1)	$(19.7)

The gross premiums written and reinsurance premiums ceded presented within Corporate and Other represent the elimination of inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151, and between Montpelier Syndicate 5151 and MUSIC. The premiums associated with these inter-segment arrangements during the periods presented were as follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$—	$—	$—	$12.4	$—	$12.4
Montpelier Syndicate 5151	0.3	—	0.3	0.9	(12.4)	(11.5)
MUSIC	—	(0.3)	(0.3)	—	(0.9)	(0.9)
Total inter-segment premiums	$0.3	$(0.3)	$—	$13.3	$(13.3)	$—

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$—	$—	$—	$8.6	$—	$8.6
Montpelier Syndicate 5151	—	—	—	—	(8.6)	(8.6)
MUSIC	—	—	—	—	—	—
Total inter-segment premiums	$—	$—	$—	$8.6	$(8.6)	$—

General and administrative expenses incurred during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Operating expenses	$3.4	$2.6	$11.6	$8.9
Incentive compensation expenses	3.9	3.1	8.5	10.8

General and administrative expenses	$7.3	$5.7	$20.1	$19.7

Operating expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company. The increases in operating expenses for the three and nine months ended September 30, 2010, versus the comparable 2009 period, was primarily due to a change in the manner in which Montpelier’s centrally-managed information technology costs are allocated.

The decrease in incentive compensation expenses during the nine months ended September 30, 2010, versus the comparable 2009 period, was due to the 2009 accruals being booked significantly above target, while the 2010 accruals were recorded only slightly above target. A non-recurring inter-segment adjustment recorded in the third quarter of 2009 reduced incentive compensation expenses within Corporate and Other in that period.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Investment Return

The following table summarizes our consolidated net investment income and total investment return for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009

Investment income	$20.4	$22.3	$63.4	$65.5
Investment expenses	(1.7)	(2.1)	(5.9)	(5.8)
Net investment income	18.7	20.2	57.5	59.7

Net realized investment gains (losses)	11.9	9.1	34.1	(0.9)
Net unrealized investment gains	17.5	78.0	32.7	174.4
Net foreign exchange transaction gains (losses) on cash and investments	(4.0)	5.7	(1.2)	(0.2)
Net foreign exchange translation gains (losses) on cash and investments	8.3	(2.5)	0.3	3.4
Change in fair value of Symetra	—	0.7	—	0.9
Reclassification of inception-to-date net unrealized gains - Symetra	—	—	(2.6)	—
Total investment return ($)	$52.4	$111.2	$120.8	$237.3

Weighted average investment portfolio value, including cash	$2,725.4	$2,678.8	$2,654.3	$2,555.3
Total return on investments (%)	1.9%	4.2%	4.5%	9.3%

Our total investment return for the three and nine months ended September 30, 2010 was significantly lower than that of the comparable 2009 periods due principally to higher net realized and unrealized gains experienced during the 2009 second and third quarters.

Our investment income during the 2010 periods was lower than that of the comparable 2009 periods despite a higher weighted average investment portfolio value, due to continual declines in short-term interest rates. Investment expenses for the 2010 third quarter were lower than that of previous quarters due to changes in the allocation of invested balances among various investment managers.

During the third quarter of 2010, we experienced $29.4 million of net realized and unrealized investment gains consisting of $22.3 million in net realized and unrealized gains from our fixed maturity portfolio, $7.3 million in net realized and unrealized gains from our equity portfolio and $0.2 million in net realized and unrealized losses from our other investments. During the third quarter of 2009, we experienced $87.1 million of net realized and unrealized investment gains consisting of $55.2 million in net realized and unrealized gains from our fixed maturity portfolio, $27.9 million in net realized and unrealized gains from our equity portfolio and $4.0 million in net realized and unrealized gains from our other investments.

During the first nine months of 2010, we experienced $66.8 million of net realized and unrealized investment gains consisting of $55.2 million in net realized and unrealized gains from our fixed maturity portfolio, $6.3 million in net realized and unrealized gains from our equity portfolio and $5.3 million in net realized and unrealized gains from our other investments. During the first nine months of 2009, we experienced $173.5 million of net realized and unrealized investment gains consisting of $107.2 million in net realized and unrealized gains from our fixed maturity portfolio, $64.1 million in net realized and unrealized gains from our equity portfolio and $2.2 million in net realized and unrealized gains from our other investments.

The fixed maturity gains and the majority of the other investment gains we experienced during the periods presented were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries. In addition, during the third quarter of 2010, we experienced a $3.6 million realized loss from a limited partnership investment carried as an other investment.

The equity portfolio gains we experienced during the 2010 and 2009 periods followed a consistent trend to that of the U.S. equity market, as measured by the S&P 500 Index.

We experienced net foreign exchange gains (losses) on cash and investments of $4.3 million and $3.2 million during the third quarter of 2010 and 2009, respectively, and $(0.9) million and $3.2 million during the first nine months of 2010 and 2009, respectively. The foreign exchange gains (losses) during the periods were due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which certain of our investments are denominated, mainly the British pound and the European Union euro.

During the first quarter of 2010 we reclassified the cumulative net appreciation associated with our investment in Symetra, which totaled $2.6 million at December 31, 2009, from other comprehensive income to net unrealized investment gains on the Company’s consolidated statements of operations and moved that investment from our other investment portfolio to our equity portfolio.  During the three and nine months ended September 30, 2009, periods during which we held Symetra as an available-for-sale security, we experienced unrealized investment gains of $0.7 million and $0.9 million, respectively.

As of September 30, 2010, $105.3 million, or 4.2%, of our total invested assets measured at fair value were considered to be Level 3 assets as defined in GAAP.  Our investments classified as Level 3 as of September 30, 2010 primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not publicly traded or are not actively traded; and (ii) with respect to other investments, certain limited partnerships.

As of December 31, 2009, $202.6 million, or 8.3%, of our total invested assets measured at fair value were considered to be Level 3 assets. The decrease in our Level 3 securities from December 31, 2009 to September 30, 2010, was the result of increased analysis of the valuations for our residential mortgage-backed and corporate fixed maturity securities, which provided a higher reliance on observable inputs. Also, during the first quarter of 2010, our investment in Symetra was reclassified from other investments to equity securities and was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

As of September 30, 2009, $182.4 million, or 7.5%, of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at September 30, 2009 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, bank loans and asset-backed securities, many of which are not publicly traded or are not actively traded; (ii) with respect to equity securities, preferred instruments; and (iii) with respect to other investments, certain limited partnership interests and our investment in Symetra.

As of December 31, 2008, $191.3 million, or 9.3%, of our total invested assets measured at fair value were considered to be Level 3 assets. The decrease in our Level 3 securities from December 31, 2008 to September 30, 2009, was the result of increased pricing transparency associated with certain of our fixed maturities historically classified as Level 3.  This increased pricing transparency supported a shift of such investments to Level 2.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Net foreign exchange transaction gains (losses) on cash and investments	$(4.0)	$5.7	$(1.2)	$(0.2)
Net foreign exchange transaction gains (losses) on insurance balances	0.1	0.1	(1.5)	(1.2)

Net foreign exchange gains (losses)	$(3.9)	$5.8	$(2.7)	$(1.4)

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

Net Income (Expense) From Derivative Instruments

Our net income (expense) from derivative instruments during the three months ended September 30, 2010 and 2009, was $3.9 million and $(5.5) million, respectively, and during the nine months ended September 30, 2010 and 2009 was $(4.2) million and $3.9 million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is comprised of: (i) services provided to third parties consisting of commissions earned by PUAL and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; and (ii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms. The following table summarizes our other revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Services provided to third parties	$0.1	$0.1	$0.3	$0.3
Interest on funds advanced	—	(0.1)	—	0.2

Other revenue	$0.1	$—	$0.3	$0.5

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009

Interest expense - Senior Notes	$3.5	$3.5	$10.5	$10.8
Interest expense - Trust Preferred Securities	2.2	2.2	6.5	6.5
Letter of credit fees and other financing expenses	0.3	0.9	1.6	2.5

Interest and other financing expenses	$6.0	$6.6	$18.6	$19.8

Interest and other financing expenses decreased during both the quarterly and year-to-date periods presented. The reduction in interest expense during the nine months ended September 30, 2010 over that of the prior period was the result of the first quarter 2009 repurchase of $21.0 million of our Senior Notes. The reduction in letter of credit fees and other financing expenses during the 2010 periods was primarily the result of implementing the Lloyd’s Capital Trust during the first quarter of 2010.

Income Taxes

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least March 28, 2016. At the present time, no such taxes are levied in Bermuda.

Our income tax expense (benefit) during the three months ended September 30, 2010 and 2009, was $0.1 million and $2.0 million, respectively, and during the nine months ended September 30, 2010 and 2009 was $(0.5) million and $1.0 million, respectively. The income taxes recorded during the periods presented were associated primarily with our U.K. operations.

MCL, MUAL, PUAL, MUSL, MMSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended September 30, 2010 and 2009, these companies had pretax income of $1.8 million and $1.6 million, respectively, and during the nine months ended September 30, 2010 and 2009, these companies had pretax income (loss) of $(1.3) million and $2.5 million, respectively.

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended September 30, 2010 and 2009, these companies had a pretax loss of $5.8 million and $4.3 million, respectively, and during the nine months ended September 30, 2010 and 2009, these companies had a pretax loss of $13.7 million and $13.0 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established offsetting U.S. deferred tax asset valuation allowances against the deferred tax assets generated during these periods.

Our U.S.-based operations are also subject to state and local income taxes.  During the three and nine months ended September 30, 2010 and 2009, such state and local income taxes totaled less than $0.1 million.

MEAG is subject to Swiss income taxes. During the three and nine months ended September 30, 2010 and 2009, such income taxes totaled less than $0.1 million.

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

As a provider of short tail reinsurance and insurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of September 30, 2010, our fixed maturities had an average credit quality of “AA+” (Very Strong) from Standard & Poor’s and an average duration of 1.9 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of September 30, 2010, our sources of immediate and unencumbered liquidity consisted of: (i) $141.7 million of cash and cash equivalents; (ii) $250.0 million in highly liquid fixed maturity investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $723.1 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.  We also believe that we have additional liquidity within our portfolio of equity securities.

We anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of September 30, 2010 and December 31, 2009:

	Sept. 30,	Dec. 31,
(Millions)	2010	2009

Senior Notes, at face value	$228.0	$229.0
Trust Preferred Securities	100.0	100.0
[A] Total Debt	$328.0	$329.0

Common Shareholders’ Equity	1,668.4	1,728.5
[B] Total Capital	$1,996.4	$2,057.5

Debt to Capital Ratio [A] / [B]	16.4%	16.0%

Our total capital decreased by $61.1 million during the nine months ended September 30, 2010 as a result of our recording comprehensive income of $166.9 million, recognizing $9.1 million of additional paid-in capital through the amortization and issuances of share based compensation, offset by reductions from repurchasing $1.0 million of our Senior Notes, declaring $19.0 million in dividends to our shareholders and repurchasing $217.1 million of Common Shares.

The increase in our debt to capital ratio from December 31, 2009 to September 30, 2010 is the result of a decrease in our total capital during the period, as previously discussed, as opposed to an increase in our indebtedness.  We believe that our debt to capital ratio is a non-GAAP measure which is meaningful to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparing the degree and extent of our debt leverage against that of other companies within our industry.

Our Senior Notes mature on August 15, 2013 and we currently intend to refinance this obligation upon its maturity.  Whereas we believe that current market conditions would permit such a refinancing on reasonable terms, future terms and conditions may prove to be unfavorable.  In the event we are unable to refinance the Senior Notes prior to their maturity, we would expect to be in a position to repay that obligation with internal funds.

Our Trust Preferred Securities mature on March 30, 2036, but are redeemable at our option at par beginning March 30, 2011. We do not currently intend to redeem the Trust Preferred Securities in 2011.

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

Letter of Credit Facilities

Effective August 4, 2010, our $225.0 million Syndicated facility: Tranche B expired under its terms and was not renewed.  As a result: (i) we can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit under the facility will have to be renewed into an alternate facility upon expiry.

Effective April 1, 2010, the annual commitment fee for our Bilateral facility was increased from 0.20% to 0.40%.  This commitment fee is charged on drawn balances only.

Effective March 31, 2010, we voluntarily terminated our $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing Lloyd’s FAL requirements.

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

Standard & Poor’s has also assigned Syndicate 5151 an interactive Lloyd’s Syndicate Assessment (“LSA”) of “3-” (Average Dependency, with a positive outlook).  A rating of 3 is the third highest of five Standard & Poor’s LSA ratings.  A syndicate assigned an LSA of “5” is considered to have a very low dependency on Lloyds’ single market rating and is viewed as possessing strong business continuity characteristics.  A syndicate assigned an LSA of “1” indicates a very high dependency on Lloyds’ single market rating and is viewed as possessing weak business continuity characteristics.

MUSIC

MUSIC is currently rated “A-” by A.M. Best (Excellent, with a stable outlook).  In the event that Montpelier Re or MUSIC is downgraded below “A-” by A.M. Best, our ability to write business through MUSIC could be adversely affected.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had entered into several derivative transactions as described herein.  The Foreign Exchange Contracts and the investment futures constitute off-balance sheet arrangements. See Note 6.

Excluding the off-balance sheet derivative transactions outlined above, as of September 30, 2010, we are not party to any other off-balance sheet transaction that we believe is material to our investors.

Cash Flows

For the nine months ended September 30, 2010

Our cash flows provided from operations totaled $257.0 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $141.3 million.

Our cash flows provided from investing activities totaled $9.2 million, resulting from the following:

•                  we spent $41.2 million on net purchases of fixed maturity investments,

•                  we received $54.9 million from net sales of equity securities and other investments,

•                  we paid $8.6 million to settle investment-related derivative instruments,

•                  we had a $14.2 million decrease in our restricted cash,

•                  we paid $0.3 million to acquire capitalized assets, and

•                  we paid $9.8 million in investment performance fees.

Our cash flows used for financing activities totaled $235.7 million, resulting from the following:

•                  we paid $1.0 million to repurchase and retire a portion of our Senior Notes,

•                  we paid $214.7 million to repurchase Common Shares, and

•                  we paid $20.0 million in dividends to our common shareholders.

We also experienced a $3.2 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the nine months ended September 30, 2009

Our cash flows provided from operations totaled $159.9 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $166.0 million.

Our cash flows used for investing activities totaled $199.6 million, resulting from the following:

•                  we spent $419.9 million on net purchases of fixed maturity investments,

•                 we received $247.0 million from net sales of equity securities and other investments,

•                  we received $5.4 million from the settlement of investment-related derivative instruments,

•                  we had a $29.8 million increase in our restricted cash, and

•                  we paid $2.3 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $15.2 million, resulting from the following:

•                  we paid $15.1 million to repurchase and retire a portion of our Senior Notes,

•                  we paid $12.4 million to repurchase Common Shares,

•                  we received $32.0 million in the settlement of the Forward Sale Agreements, and

•                  we paid $19.7 million in dividends to our common shareholders.

We also experienced an $8.1 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at September 30, 2010:

(Millions) Rating / Type	Fair Value at Sept. 30, 2010

U.S. Government and agencies (AAA)	$801.8
AAA	894.0
AA	120.8
A	308.1
BBB	78.5
Below BBB	85.2
Not rated (primarily participation in bank loans)	40.6

Total fixed maturities	$2,329.0

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

With respect to loss and LAE reserves, we did not make any significant changes in the assumptions or methodology used in our reserving process during the three and nine months ended September 30, 2010.  As of September 30, 2010, our best estimate for gross loss and LAE reserves was $781.4 million and our best estimate for net unpaid loss and LAE reserves was $711.0 million. As of September 30, 2010 and December 31, 2009, IBNR represented 65% and 67%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  Based on our experience and the current makeup of our loss reserves, we believe it is reasonably likely our net unpaid loss and LAE reserves could increase or decrease by up to 15% from current amounts. As of September 30, 2010, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $106.7 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, income taxes and incentive compensation.

With respect to share based compensation, as of September 30, 2010, the unamortized grant date fair value for our estimated 641,267 Variable RSUs outstanding for the 2010-2013 award cycle totaled $6.4 million and the unamortized grant date fair value of our Fixed RSUs outstanding totaled $7.5 million. See Note 13.  These amounts represent our best estimate of the ultimate cost of these obligations based on results achieved to date, however, the estimated share based expenses recorded (and to be recorded in future periods) associated with the Variable RSUs could prove to be significantly redundant or deficient based on the actual results achieved during the balance of 2010.  Additionally, the number of Variable RSUs outstanding could be significantly impacted thereby further affecting our earnings per share and fully converted book value per share computations.

If our results for the balance of 2010 were to develop unfavorably, resulting in a below “Threshold” payout for contingent incentive compensation purposes, our share based compensation accruals at September 30, 2010 would be $4.1 million redundant and our future RSU expenses currently anticipated would decrease from $13.9 million to $7.5 million.  Additionally, our RSUs outstanding would decrease by 641,267 shares.

If our results for the balance of 2010 were to develop unfavorably, resulting in a “Target” payout for incentive compensation purposes, our share based compensation accruals at September 30, 2010 would be $0.4 million redundant and our future RSU expenses currently anticipated would decrease from $13.9 million to $13.3 million.  Additionally, our RSUs outstanding would decrease by 58,298 shares.

If our results for the balance of 2010 were to develop favorably, resulting in a “Maximum” payout for incentive compensation purposes, our share based compensation accruals at September 30, 2010 would be $3.4 million deficient and our future RSU expenses currently anticipated would increase from $13.9 million to $19.2 million.  Additionally, our RSUs outstanding would increase by 524,671 shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2009 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2010, there were no material changes in our market risks as described in our 2009 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are

effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2010, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings generally involve reinsurance contract disputes which are typical for the property and casualty insurance and reinsurance industry in general and are considered in connection with our net loss and LAE reserves.

We are not currently involved in any material pending litigation or arbitration proceedings. See Note 3 for detailed information regarding Montpelier Re’s dispute with MPCL that was concluded in June 2010.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)         None.

(b)         None.

(c)          The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2010	864,400	$15.27	864,400
August 1 - August 31, 2010	1,320,100	15.98	1,320,100
September 1 - September 30, 2010	449,500	16.90	449,500
Total	2,634,000	$15.90	2,634,000	$54,356,829

On June 28, 2010, the Board authorized the repurchase of up to $100.0 million of its Common Shares.  Common Shares may be purchased from time to time in the open market or through privately negotiated transactions.  There is no stated expiration date associated with this share repurchase authorization.

Item 6.         Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document
10.1

Amendment to Service Agreement among the Company and Christopher L. Harris dated July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2010).

10.2

Amendment to Service Agreement among the Company and Thomas G.S. Busher dated July 1, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2010).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as block of text. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ MICHAEL S. PAQUETTE
	Name:	Michael S. Paquette
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2010