Form 10-K
period 2010-12-31
MONTPELIER RE HOLDINGS LTD
filed 2011-02-25
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Act  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2010 for Common Shares) was $910,439,850.

As of February 18, 2011, 62,203,952 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Montpelier Re Holdings Ltd.’s Annual General Meeting of Shareholders, to be held May 18, 2011, is incorporated by reference in Part III of this Form 10-K to the extent described therein.

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the United States (the “U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See “Risk Factors” contained in Item 1A herein for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.

Important events and uncertainties that could cause our actual results, future dividends or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of the Company and its subsidiaries effectively; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency fluctuations.

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

At December 31, 2010 and 2009, the Company had $3,219.4 million and $3,099.2 million of consolidated total assets, respectively, and shareholders’ equity of $1,628.8 million and $1,728.5 million, respectively. The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

Our Reportable Segments

We currently operate through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and Montpelier U.S. Insurance Company (“MUSIC”).  Prior to its liquidation and dissolution in 2009, Blue Ocean constituted a fourth reportable segment.  Each of our segments is a separate underwriting platform through which we write insurance and reinsurance business.  Our segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them.

Detailed financial information about each of our reportable segments for the three years ended December 31, 2010 is presented in Note 11 of the Notes to Consolidated Financial Statements. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 11.

The nature and composition of each of our reportable segments and our Corporate and Other activities are as follows:

Montpelier Bermuda

Our Montpelier Bermuda segment consists of the assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”), our wholly-owned operating subsidiary based in Pembroke, Bermuda.

Montpelier Re is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.

At December 31, 2010 and 2009, our Montpelier Bermuda segment had $2,792.6 million and $2,787.3 million of total assets, respectively, and shareholder’s equity of $1,912.8 million and $2,024.9 million, respectively.

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

Syndicate 5151, our wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007. Syndicate 5151 underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and specie as well as specialty casualty classes sourced mainly from the London, U.S. and European markets.

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

MUI, MEAG and PUAL serve as our wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151.  MUI, our wholly-owned U.S. subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, our wholly-owned Swiss subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.  PUAL, our wholly-owned U.K. subsidiary based in London, was formed in 2009 and underwrites business on behalf of both Syndicate 5151 and third parties.

At December 31, 2010 and 2009, our Montpelier Syndicate 5151 segment had $310.0 million and $205.1 million of total assets, respectively, and a shareholder’s equity (deficit) of zero and $(2.5) million, respectively.

MUSIC

Our MUSIC segment consists of the assets and operations of MUSIC, our wholly-owned operating subsidiary based in Scottsdale, Arizona.

MUSIC is an Oklahoma domiciled domestic surplus lines insurer and is authorized as an excess and surplus lines insurer in 47 additional states and the District of Columbia.  MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

At December 31, 2010 and 2009, our MUSIC segment had $101.1 million and $77.2 million of total assets, respectively, and shareholder’s equity of $38.6 million and $45.5 million, respectively.

Blue Ocean

Our Blue Ocean segment consisted of the collective assets and operations of Blue Ocean Re Holdings Ltd. (“Blue Ocean”) and Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”).

Blue Ocean, formerly our wholly-owned Bermuda subsidiary based in Pembroke, Bermuda, served as the holding company for Blue Ocean Re which was also based in Pembroke, Bermuda. Blue Ocean Re had, in the past, provided property catastrophe retrocessional reinsurance and was formerly registered as a Bermuda Class 3 insurer. Blue Ocean Re was deregistered as a Bermuda insurer in 2008 and was subsequently amalgamated into Blue Ocean.

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

Corporate and Other

Our Corporate and Other activities consist of the assets and operations of the Company and certain of our intermediate holding and service companies, including Montpelier Technical Resources Ltd. (“MTR”).

MTR, our wholly-owned U.S. subsidiary with its main offices in Woburn, Massachusetts and Hanover, New Hampshire, provides accounting, finance, legal, risk management, information technology, internal audit, human resources and advisory services to many of our subsidiaries.

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

Enhancing Our Lead Position With Brokers and Cedants.  Through the use of proprietary underwriting tools, our underwriters seek to identify those exposures which meet our objectives in terms of return on capital and underwriting criteria.  We believe that by leading reinsurance programs, our underwriters can attract, and can selectively write, exposures from a broad range of business in the marketplace.

Combining Subjective Underwriting Methods With Objective Modeling Tools.   We seek to exploit pricing inefficiencies that may exist in the market from time to time. To achieve this goal, we disseminate market information to our underwriting teams and facilitate personal contact among our underwriters. Our underwriters use risk modeling tools, both proprietary and third-party, together with their market knowledge and judgment, and seek to achieve the highest available price per unit of risk assumed.

Developing and Maintaining a Balanced Portfolio of Insurance and Reinsurance Risks.  We aim to maintain a balanced portfolio of risks, diversified by product, geography and marketing source within each chosen class of business.  We employ risk management techniques to monitor correlation risk and seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes experiencing attractive conditions and to avoid those classes suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes the growth of shareholder value. From time to time, however, we may choose to be overweight in certain classes, products or geographies based on market opportunities.

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

Investing For Total Return.  We invest with a view towards maximizing the risk-adjusted return on our investments over time. Under this approach, we equally value net investment income (interest and dividends) and investment gains and losses (realized and unrealized appreciation/depreciation), both of which are reflected in our net income and earnings per share. We also believe that investing in prudent levels of equity securities and other investments, in addition to fixed maturities, will enhance our investment returns over time without significantly increasing the overall risk profile of our investment portfolio.

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

Property and casualty reinsurers assume, from insurance and reinsurance companies (referred to as “ceding companies”, or “cedants”), all or a portion of the insurance risks that the ceding company has underwritten under one or more insurance policies.  In return, the reinsurer receives a premium for the risks that it assumes from the ceding company.  Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks and providing catastrophe protections from larger or multiple losses.  Reinsurance can also provide a ceding company with additional underwriting capacity permitting it to accept larger risks and/or write more business than would be possible without an accompanying increase in its capital or surplus.  Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from ceding companies. Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

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

Insurance and reinsurance companies incur a significant amount of their total expenses from policyholder and assumed reinsurance losses, commonly referred to as “claims.” In settling claims, various loss adjustment expenses (“LAE”) are incurred, such as claim adjusters’ fees and litigation expenses. In addition, insurance and reinsurance companies incur acquisition costs, such as commissions, profit commissions, brokerage costs, premium taxes and excise taxes, when applicable.

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

BUSINESS FOCUS

Underwriting and Risk Strategy

Our reinsurance contracts can be written on either a proportional or an excess-of-loss basis. In the case of reinsurance written on an excess-of-loss basis, we receive a premium for the risk assumed and indemnify the cedant against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. With quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedant. In both types of contracts, we may provide a ceding commission to the cedant.

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

Coverage, Risk Selection and Exposure

Our insurance and reinsurance underwriting teams work with proprietary risk analytic and exposure databases which have been designed to provide consistent pricing, prudent risk selection and real-time portfolio management.  Our underwriters adhere to guidelines developed by senior management, as approved by the Underwriting Committee of our Board of Directors, and seek to: (i) limit the scope of coverage on regular property classes to traditional perils and generally exclude perils or causes of loss that are difficult to measure such as cyber risks, pollution and nuclear, biological and chemical acts of terrorism; (ii) entertain risks such as terrorism but only when the risk is adequately priced and exposures are controlled through limits, terms and conditions; (iii) generally exclude single risk exposures from catastrophe and retrocessional business; and (iv) use risk assessment models to assist in the underwriting process and to quantify our catastrophe aggregate exposures.

Reinsurance Modeling and Pricing

In the case of our reinsurance pricing and underwriting process, we also assess a variety of other available factors, including, but not limited to: (i) the reputation of the ceding company and the likelihood of establishing a long-term relationship with them; (ii) the geographical location of the ceding company’s original risks; (iii) the historical loss data of the ceding company; (iv) the historical loss data of the industry as a whole in the relevant regions (in order to compare the ceding company’s historical loss experience to industry averages); and (v) the perceived financial strength of the ceding company.

Historically in the reinsurance market, one lead reinsurer would act as the principal underwriter in terms of negotiating key policy terms and pricing of reinsurance contracts with a broker.  In the current environment, brokers generally obtain prices and terms submitted by select reinsurers, all of which are taken into account during the binding process. Our financial strength and the experience and reputation of our underwriters permit us to play an active role in this process.  We believe this provides us with greater access to preferred risks and greater influence in negotiation of policy terms, attachment points and premium rates than other reinsurers.

We have developed a sophisticated proprietary risk management system, called CATM, to analyze and manage the reinsurance exposures we assume from cedants. This computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM consists of a set of risk assessment tools which estimate the amount of loss and volatility associated with the contracts we assume. CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors. In addition, CATM serves as an important component of our corporate enterprise-wide risk model which we use as a guide in managing our exposure to liability, asset and business risk.

Our Treaty Reinsurance Book of Business

The majority of the reinsurance products we currently write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedant. Accordingly, we consider the cedant’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. The majority of our current treaty reinsurance book of business represents short-tail property reinsurance, which includes retrocessional business.  Our gross short-tail treaty reinsurance writings totaled $468.4 million, $471.5 million and $496.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.  We also write a modest amount of long-tail treaty reinsurance business, mainly casualty risks, which totaled $72.1 million, $52.6 million and $41.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Most of our treaty reinsurance contracts provide protection against sudden catastrophic losses typically related to natural or man-made catastrophes. The terms of our reinsurance contracts vary by contract and by type, whether they are excess-of-loss or proportional. Some of our contracts exclude coverage for terrorism, nuclear events and natural perils. We typically provide coverage under excess-of-loss contracts on either an occurrence basis or on an aggregate basis. Some contracts also provide coverage on a per risk basis as opposed to a per event basis. Most of our excess-of-loss contracts provide for a reinstatement of coverage following a covered loss event in return for an additional premium.

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

Treaty reinsurance premiums, which are generally due in installments, are a function of the number and type of contracts we write, as well as prevailing market prices. The timing of premiums written varies by line of business. The majority of our property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while our property specialty and other specialty business is typically written throughout the year. In the case of pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized evenly through the term of the reinsurance contract based on estimates of ultimate premiums provided by the ceding companies. Subsequent adjustments, based on reports of actual premium or revisions to estimates by ceding companies, are recorded in the period in which they are determined.

Excess-of-loss contracts are typically written on a losses occurring basis, which means that they cover losses that occur during the contract term, regardless of when the underlying policies incept. Premiums from excess-of-loss contracts are earned ratably over the contract term, which is ordinarily twelve months.  In contrast, most pro-rata contracts are written on a risks attaching basis, which means that we assume a stated percent share of each original policy that the ceding company writes during the contract term. As a result, the risk period for pro-rata contracts, which extends from the inception date of the first policy bound during the contract term to the termination date of the last policy bound, tends to exceed the contract term. Premiums from pro-rata contracts are earned over the associated risk periods.

Our Direct Insurance and Facultative Reinsurance Book of Business

We write a limited amount of direct insurance and facultative reinsurance contracts where we insure and reinsure individual risks on a case-by-case basis.  Our direct insurance business consists of a book of short-tail property business written by Montpelier Bermuda and Montpelier Syndicate 5151 as well as excess and surplus lines insurance written by MUSIC.

Direct property facultative reinsurance involves the selection of individual risks and is characterized by large excess-of-loss limits and low frequency of losses. Brokered property facultative reinsurance involves proportional, primary or excess-of-loss positions. Although property facultative reinsurance risks represent only a modest portion of our current book of business, these new lines could gradually become a greater portion of our future business.

Excess and surplus lines insurance arises from a segment of the market that allows customers to buy property and casualty insurance through the non-admitted market. It results from the need for insurance coverage which standard carriers (or admitted carriers) have elected not to cover for a variety of reasons. The excess and surplus lines market is not subject to the strict pricing and form regulations applicable to the admitted insurance market, allowing us to tailor insurance contracts for our customers.

Our gross short-tail direct insurance and facultative reinsurance writings totaled $144.5 million, $84.8 million and $54.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.  We also write long-tail direct insurance and facultative reinsurance business, mainly casualty risks, which totaled $35.0 million, $26.0 million and $27.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Our Operating Platforms

Montpelier Re

Montpelier Re, our largest operating platform, focuses on writing large, short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re also writes insurance and facultative reinsurance business as well as specialty treaty reinsurance including casualty, aviation, personal accident and workers’ compensation catastrophe and political violence/terrorism classes of business.

Syndicate 5151

Syndicate 5151’s U.K. underwriting team produces a book of property insurance and reinsurance, engineering, marine hull and liability, cargo and specie and specialty casualty business with a view to capturing business that would not normally be accessible to our Bermuda underwriters. This mix of business lines may change from time to time based on market opportunities. Syndicate 5151 also underwrites business generated through MUI, PUAL and MEAG, our Lloyd’s Coverholders.

MUI, our U.S. Lloyd’s Coverholder, underwrites facultative reinsurance business on behalf of Syndicate 5151.  Currently, MUI’s reinsurance business is produced through two underwriting divisions as follows:

(i)                       the Brokered Property Facultative division of MUI underwrites a portfolio of North American property exposures attaching in a proportional, primary or excess-of-loss position.  A large majority of this business is catastrophe driven, and we rely heavily on our proprietary models to price and aggregate these risks.

(ii)                    the Direct Property Facultative division of MUI writes reinsurance business that is produced without broker involvement.  The policies generally incorporate low-frequency, high severity risks written on an excess-of-loss basis. Only a small portion of this business is catastrophe driven. This division relies on strong customer relationships developed through prompt and consistent client service.  The Direct Property Facultative division targets large, national carriers as well as regional and specialty carriers writing large property exposures.

PUAL, our U.K. Lloyd’s Coverholder, underwrites business on behalf of both Syndicate 5151 and third-party carriers. PUAL is structured to attract niche underwriting teams with access to profitable classes of business that PUAL can manage efficiently. PUAL currently specializes in specialist contractors and crime classes of business.

MEAG, our Swiss Coverholder, introduces complementary insurance and reinsurance opportunities from within Continental Europe and Middle Eastern markets to Syndicate 5151 and Montpelier Re.

Since its inception, MCL, Syndicate 5151’s sole corporate member, has ceded 70% of its business to Montpelier Re.

MUSIC

MUSIC, our U.S. excess and surplus lines insurer, writes insurance risks that do not conform to standard insurance lines. These risks are written through select general agents enabling MUSIC to capitalize on the underwriting expertise and the territorial and product knowledge of the producer.  These risks require specialized treatment with respect to coverage, forms, price and other policy terms. MUSIC’s underwriters seek business with medium to high hazard risks and with low frequency and high severity exposure to loss.  Limited binding authority is granted to general agents for low to medium hazard risks with low severity exposure.

For the year ended December 31, 2010, the majority of MUSIC’s gross premiums were written in the following states: Florida - 13%, Louisiana - 11%, Connecticut - 9%, Texas - 6%, Mississippi - 6%, New Jersey - 5%, Alabama - 4%, Oklahoma - 4% and Missouri - 4%.  MUSIC also wrote 11% of its 2010 gross premiums through program business that encompasses multiple states.

Since its inception, MUSIC has ceded 75% of its business to Montpelier Re.

Blue Ocean

Blue Ocean and Blue Ocean Re were formed in the fourth quarter of 2005 in order to capitalize on attractive market conditions that existed in the property casualty retrocessional market at that time. While early pricing conditions for Blue Ocean Re were strong, increased competition and weaker demand experienced at the end of 2006 and throughout 2007 adversely impacted Blue Ocean Re’s pricing.  During 2007 Blue Ocean Re ceased writing new business and during 2008 it was deregistered as a Bermuda insurer.  During 2009 Blue Ocean Re was amalgamated into Blue Ocean and Blue Ocean was liquidated and dissolved.

Outwards Reinsurance Protection

In the normal course of business, we purchase reinsurance from third parties in order to manage our exposures.  The amount of outwards reinsurance that we buy varies from year-to-year depending on our risk appetite, availability and cost.  All of our reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. The majority of our purchased reinsurance contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent, we have also purchased quota share reinsurance with respect to specific lines of our business. We also purchase industry loss warranty policies which provide us with coverage for certain losses we incur, provided they are triggered by events exceeding a specified industry loss size. In addition, for certain pro-rata contracts that we enter into, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which we net against our gross premiums written.

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

Our reinsurance claim specialists work closely with our brokers to obtain specific claims information from ceding companies.  In addition, when necessary, we or a third-party provider perform on-site claims reviews of the claims handling abilities and reserving techniques of ceding companies.  The results of such claims reviews are shared with our underwriters and actuaries to assist them in pricing products and establishing loss reserves.

As a reinsurer, we recognize that a fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to our clients and enhances our reputation.

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

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and incurred but not reported (“IBNR”) reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported to us and may include a provision for expected future development on our case reserves). The process of establishing our loss reserves can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual and is highly dependent on the loss information we receive from our cedants. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as foreign exchange fluctuations and inflation.  Another assumption we must make relates to “demand surge”, which refers to inflationary pressure within a local economy that has the potential to occur after a catastrophe loss and which can escalate overall losses.

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

LINES OF BUSINESS

We categorize our lines of business as follows: (i) Property Catastrophe - Treaty; (ii) Property Specialty - Treaty; (iii) Other Specialty - Treaty; and (iv) Property and Specialty Individual Risk. Montpelier Re and Syndicate 5151 write each of these lines of business whereas MUSIC writes only Property and Specialty Individual Risk business.

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

Property Specialty - Treaty

We write Property Specialty reinsurance contracts on either an excess-of-loss or pro-rata basis. Risk excess-of-loss reinsurance protects the ceding company on its primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Such property risk coverages are written on an excess-of-loss basis. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract.

Other Specialty - Treaty

We write Other Specialty reinsurance covering classes such as aviation (including liability), aviation war, engineering, space, marine, personal accident, workers’ compensation, political violence (which includes terrorism), casualty, credit, surety, crop and other specialty reinsurance business.

Our aviation and space business is written either as pro-rata or excess-of-loss with a focus on the major airlines and associated liabilities for aviation business and launch plus in-orbit risks for space business.

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

Our casualty portfolio of risks focuses on selected classes with an historic emphasis on medical malpractice and casualty clash excess-of-loss reinsurance business. Although we do write excess hospital treaty reinsurance, our medical malpractice book is biased towards excess physicians’ treaty reinsurance, generally single state insurers. We also write a limited amount of professional liability business on both an excess-of-loss and pro-rata basis, and quota share treaties covering general liability for municipalities in the U.S.  Our current portfolio contains only a modest amount of casualty clash business. Clash is a form of reinsurance that covers the ceding company’s exposure to multiple retentions that may occur when two or more of its insureds suffer a loss from the same occurrence.

We have written a number of reinsurance contracts providing coverage for losses arising from acts of terrorism. Most of these contracts exclude coverage protecting against nuclear, biological or chemical attacks. In a number of countries, outside of the United States, government-backed schemes or “pools” now exist, which provide coverage for stipulated acts of terrorism.  We reinsure a number of these international terrorism pools.  In the United States the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted to ensure the availability of insurance coverage for certain types of terrorist acts. TRIA established a federal assistance program to help insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism losses and regulates the terms of insurance relating to terrorism coverage. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted which extended TRIA’s expiration from December 31, 2007 to December 31, 2014.  The most notable change was the removal of the references to foreign persons or entities, thereby requiring insurers to make coverage available for both foreign and domestic forms of terrorism.

Property and Specialty Individual Risk

We underwrite direct insurance and facultative reinsurance coverage on industrial, commercial, and residential property, liability, marine and space risks where we assume all or part of a risk under a single insurance contract. We also underwrite a small amount of stand-alone political violence, pandemic and event contingency business as well as U.S. and international terrorism coverage on either a stand-alone basis or embedded within an existing property policy. Facultative reinsurance is normally purchased by clients where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

We also underwrite certain insurance risks, referred to as excess and surplus lines, coverage of which is not available from insurers licensed by the state (called admitted insurers) and must be purchased from a non-admitted carrier. These risks, primarily smaller commercial property and casualty risks, are written through select general agents enabling us to capitalize on the underwriting expertise, territorial scope and product knowledge of the producer.  These risks involve specialized treatment with respect to coverage, forms, price and other policy terms.

WRITTEN PREMIUMS

By Line of Business and Segment

The following tables present our gross premiums written, by line of business and reportable segment, during the years ended December 31, 2010, 2009 and 2008:

(Millions) Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$268.0	$36.3	$—	$(12.4)	$291.9
Property Specialty - Treaty	46.2	23.1	—	—	69.3
Other Specialty - Treaty	104.7	66.2	—	—	170.9
Property and Specialty Individual Risk	35.2	105.7	48.3	(1.3)	187.9
Total gross premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0

(Millions) Year Ended December 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$271.1	$32.9	$—	$(8.6)	$295.4
Property Specialty - Treaty	68.9	27.7	—	—	96.6
Other Specialty - Treaty	71.2	49.7	—	—	120.9
Property and Specialty Individual Risk	41.2	57.0	24.3	(0.5)	122.0
Total gross premiums written	$452.4	$167.3	$24.3	$(9.1)	$634.9

Year Ended December 31, 2008	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Blue Ocean	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$311.2	$30.6	$—	$0.1	$(5.3)	$336.6
Property Specialty - Treaty	86.4	15.8	—	—	—	102.2
Other Specialty - Treaty	66.1	30.3	—	—	—	96.4
Property and Specialty Individual Risk	39.8	39.5	5.6	—	—	84.9
Total gross premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1

(1)

Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and, for 2010 and 2009, between MUSIC and Montpelier Syndicate 5151, each of which are eliminated in consolidation.

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

We seek to build long-term relationships with brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized insurance and reinsurance solutions to our clients; and (iii) timely payment of claims.  Brokers receive compensation, typically in the form of a commission, based on negotiated percentages of the premium they produce and the performance of other necessary services.  Brokerage costs constitute a significant portion of our total acquisition costs.

We monitor our broker concentrations on a company-wide basis rather than by individual segment.

The following table sets forth a breakdown of our gross premiums written by broker:

	Year Ended December 31,
($ in millions)	2010		2009		2008

Marsh & McLennan Companies, Inc.	$194.6	27%	$163.2	26%	$177.9	29%
Aon Corporation	185.4	26	217.3	34	198.0	31
Willis Group Holdings Limited	100.1	14	85.7	14	87.0	14
All other brokers	157.6	22	146.8	23	121.2	20

Gross premiums written through brokers	637.7	89	613.0	97	584.1	94

Gross premiums written otherwise	82.3	11	21.9	3	36.0	6

Total gross premiums written	$720.0	100%	$634.9	100%	$620.1	100%

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 67% of our gross premiums written for the year ended December 31, 2010.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of them could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors” contained in Item 1A herein.

By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.  We monitor our geographic exposures on a company-wide basis rather than by segment.

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured:

	Year Ended December 31,
($ in millions)	2010		2009		2008

U.S. and Canada	$356.4	49%	$353.6	56%	$314.2	50%
Worldwide (1)	192.2	27	118.0	19	121.2	19
Western Europe, excluding the U.K. and Ireland	40.8	6	32.2	5	59.7	10
U.K. and Ireland	36.7	5	25.0	4	24.4	4
Worldwide, excluding U.S. and Canada (2)	26.5	4	37.7	6	41.5	7
Japan	19.0	3	22.4	3	23.1	4
Other	48.4	6	46.0	7	36.0	6

Total gross premiums written	$720.0	100%	$634.9	100%	$620.1	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

LOSS AND LAE RESERVE DEVELOPMENT

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

The Loss Table  represents the development of our loss and LAE reserves from 2001 (the year of our inception) through December 31, 2010.  The top line of the table shows the gross loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves, both case and IBNR, arising in the current year and all prior years that are unpaid at the balance sheet date. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative net redundancy” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the third line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

The Loss Table does not reflect any loss development relating to MUSIC for periods prior to the date we acquired the company. See “Acquired Loss Reserves - MUSIC” contained in Item 1 herein.

	Consolidated Loss and LAE Reserves
	Years ended December 31,
(Millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
ENDING UNPAID LOSS AND LAE RESERVES:
Gross balance	$—	$146.0	$249.8	$549.5	$1,781.9	$1,089.2	$860.7	$808.9	$680.8	$784.6
Less: reinsurance recoverables on unpaid losses	—	(16.7)	(7.7)	(94.7)	(305.7)	(197.3)	(152.5)	(122.9)	(69.6)	(62.4)
Net liability	$—	$129.3	$242.1	$454.8	$1,476.2	$891.9	$708.2	$686.0	$611.2	$722.2
CUMULATIVE NET LIABILITY PAID:
1 year later	$—	$23.2	$41.3	$214.2	$716.1	$335.2	$192.5	$182.8	$115.8
2 years later	—	35.9	87.3	309.7	1,026.5	480.3	304.4	262.0
3 years later	—	52.5	109.1	325.2	1,150.4	570.9	330.6
4 years later	—	53.7	114.1	334.1	1,229.7	588.3
5 years later	—	56.2	117.0	353.2	1,243.6
6 years later	—	56.2	117.2	356.5
7 years later	—	56.3	117.7
8 years later	—	57.3
9 years later	—
NET LIABILITY RE-ESTIMATED:
1 year later	$—	$71.9	$144.5	$437.7	$1,452.4	$855.5	$604.1	$610.3	$501.9
2 years later	—	61.6	131.8	407.8	1,447.7	783.1	555.7	552.5
3 years later	—	61.5	130.7	400.3	1,398.4	764.4	518.6
4 years later	—	59.2	129.4	390.6	1,383.4	737.9
5 years later	—	59.2	128.0	385.4	1,364.7
6 years later	—	58.4	126.1	384.1
7 years later	—	57.7	123.1
8 years later	—	58.0
9 years later	—
CUMULATIVE NET REDUNDANCY	$—	$71.3	$119.0	$70.7	$111.5	$154.0	$189.6	$133.5	$109.3	$—
RECONCILIATION OF NET LIABILITY RE-ESTIMATED AS OF THE END OF THE LATEST RE-ESTIMATION PERIOD:
Gross re-estimated liability	$—	$60.6	$129.1	$511.8	$1,675.3	$910.4	$640.5	$648.9	$578.2	$—
Less: re-estimated reinsurance recoverable	—	(2.6)	(6.0)	(127.7)	(310.6)	(172.5)	(121.9)	(96.4)	(76.3)	—
Net re-estimated liability	$—	$58.0	$123.1	$384.1	$1,364.7	$737.9	$518.6	$552.5	$501.9	$—
CUMULATIVE GROSS REDUNDANCY	$—	$85.4	$120.7	$37.7	$106.6	$178.8	$220.2	$160.0	$102.6	$—

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Summary of Critical Accounting Estimates”, each contained in Item 7 herein, for an analysis of our aggregate loss and LAE reserves for each of the latest three years, including a discussion of our loss reserve development experienced during those periods.

Acquired Loss Reserves - MUSIC

We acquired MUSIC, formerly known as General Agents Insurance Company of America, Inc. (“General Agents”), from GAINSCO, Inc. (“GAINSCO”) in November 2007 (the “MUSIC Acquisition”).  From 2003 to 2007 General Agents did not write any new business and, at the time of acquisition, had no employees or in force premium. Prior to the MUSIC Acquisition, General Agents wrote general liability, commercial auto liability, specialty and umbrella lines of business. As of November 1, 2007, the date of the MUSIC Acquisition, General Agents had gross loss and LAE reserves of $20.2 million and had both third-party and GAINSCO reinsurance recoverables totaling $20.2 million.  The gross loss and LAE reserves we acquired are subject to various protective arrangements that we entered into in connection with the MUSIC Acquisition. These protective arrangements were established specifically for the purpose of minimizing our exposure to the past business underwritten by General Agents and any adverse developments to MUSIC’s loss reserves as they existed at the time of the acquisition.

As of December 31, 2010, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $5.8 million (the “Acquired Reserves”).  MUSIC holds a GAINSCO-maintained  trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best, which collectively support the Acquired Reserves. In addition, we have the benefit of a full indemnity from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become our responsibility.

INVESTMENTS, CASH AND CASH EQUIVALENTS AND INVESTMENT-RELATED DERIVATIVES

Investments

Our investment portfolio is structured to support our need for: (i) maximizing our risk-adjusted total return; (ii) adequate liquidity, (iii) financial strength and stability; and (iv) regulatory and legal compliance.  While we oversee all of our investment activities, the portfolio is actively managed by a number of registered investment advisors.  Our investment advisors adhere to an investment policy and guidelines developed by senior management, as approved by the Finance Committee of our Board of Directors (the “Finance Committee”), which specify minimum criteria regarding the credit quality and liquidity characteristics of the portfolio as well as the use of certain derivative instruments. These guidelines also set limitations on the size of certain holdings, as well as the types of securities and industries in which the portfolio can be invested.

The Finance Committee also oversees our investment activities and reviews compliance with our investment objectives and guidelines. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity and stability of portfolio income. Our investment advisors have the discretion to invest our assets as they see fit provided that they comply with their individual objectives and guidelines.

The current components of our investment portfolio are as follows:

Fixed Maturity Investments.  As a provider of insurance and reinsurance for natural and man-made catastrophes, we could become liable for significant losses on short notice.  As a result, our asset allocation is predominantly oriented toward high-quality, fixed maturity securities with a short average duration. Our asset allocation is designed to reduce our sensitivity to interest rate fluctuations and provide adequate liquidity for the settlement of our expected liabilities. As of December 31, 2010, our fixed maturities had an average credit quality of “AA” (Very Strong) by Standard & Poor’s and an average duration of 3.4 years.  As of December 31, 2010, our fixed maturities, which totaled $2,289.3 million, comprised 90% of our total investment portfolio.

In August 2008 we terminated our securities lending program.  Prior to the termination, we lent certain of our fixed maturity investments to other institutions for short periods of time through a lending agent and received a fee from the borrower for the temporary use of our securities.

Equity Securities.  Over longer time horizons, we believe that modest investments in equity securities can enhance our investment returns.  Our equity investment strategy is expected to maximize our risk-adjusted total return through investments in a variety of equity and equity-related instruments with a focus on value investing.  As of December 31, 2010, our equity securities, which totaled $152.9 million, comprised 6% of our total investment portfolio.

Other Investments.  Our other investments consist of investments in limited partnership interests, public and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  As of December 31, 2010, our other investments, which totaled $90.1 million, comprised 4% of our total investment portfolio.

As of December 31, 2010, we had unfunded commitments to limited partnerships and private investment funds totaling $5.0 million.

Cash and Cash Equivalents

Our cash and cash equivalents consist of cash and fixed income securities with maturities of less than three months from the date of purchase.  Our cash and cash equivalent balances consist of: (i) amounts held to pay our operating expenses and certain losses that become due for payment on short notice; (ii) undeployed cash and cash equivalents held by our investment advisors; and (iii) funds held to meet any other obligations and contingencies, including our unfunded investment commitments.  As of December 31, 2010, we held $232.3 million in cash and cash equivalents of which $142.8 million represented undeployed cash and cash equivalents held by our investment advisors.

Investment-Related Derivatives

At times we use various derivative instruments to enhance our investment performance, replicate certain investment positions or manage market exposures and duration risk.  Our investment-related derivative activities are governed by our investment policy and guidelines and are overseen by the Finance Committee.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for further information concerning our investment portfolio, our investment results, our liquidity and capital resources and our use of investment-related derivatives.

FINANCIAL STRENGTH RATINGS

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

Montpelier Re

Montpelier Re is currently rated “A-” by A.M. Best (Excellent, with a stable outlook), “A-” by Standard & Poor’s (Strong, with a stable outlook) and “A-” by Fitch Ratings Ltd. (Strong, with a positive outlook).  “A-” is the fourth highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings and “A-” is the seventh highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

At our request, Moody’s Investors Services (“Moody’s”) withdrew its insurance financial strength rating of Montpelier Re in June 2009.  Immediately prior to this withdrawal, Moody’s reaffirmed Montpelier Re’s “Baa1” rating (Adequate, with a positive outlook).

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

MUSIC

MUSIC is currently rated “A-” by A.M. Best (Excellent, with a stable outlook).  In the event that either Montpelier Re or MUSIC is downgraded below “A-” by A.M. Best, our ability to write business through MUSIC could be adversely affected.

COMPETITION

We compete with major U.S., Bermuda and other international insurers and reinsurers and certain underwriting syndicates and insurers, many of which have greater financial, marketing and management resources than we do. We consider our primary competitors to include: Ariel Holdings Ltd., Flagstone Reinsurance Holdings, S.A., RenaissanceRe Holdings Ltd., Validus Holdings, Ltd. and various Lloyd’s syndicates. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis. We also compete with various capital market participants who offer or access insurance and reinsurance business in securitized form or through special purpose entities or derivative transactions. We also compete with government-sponsored insurers and reinsurers.

Competition in the types of business that we underwrite is based on many factors including: (i) premiums charged and other terms and conditions offered; (ii) quality of services provided; (iii) financial strength ratings assigned by independent rating agencies; (iv) speed of claims payment; (v) reputation; (vi) perceived financial strength; and (vii) the experience of the underwriter in the line of insurance or reinsurance to be written.

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

REGULATION

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers.  Montpelier Re is regulated by the Bermuda Monetary Authority (the “BMA”).  Syndicate 5151, MUAL, PUAL and Montpelier Marketing Services (UK) Limited (“MMSL”) are regulated by the U.K. Financial Services Authority (the “FSA”) and Syndicate 5151, MUAL and MCL are also regulated by the Council of Lloyd’s.  MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151. MUSIC is regulated by individual U.S. state insurance commissioners. MEAG is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates both insurance and reinsurance activities in Bermuda and provides that no person may carry on any such business in or from within Bermuda unless duly registered by the BMA. The Company, as a holding company, is not subject to Bermuda insurance regulations.

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and to intervene in the affairs of insurance and reinsurance companies.

The BMA continues to make amendments to the Insurance Act with a view to enhancing Bermuda’s insurance and reinsurance regulatory regime. Of particular importance and significance to the Company and Montpelier Re are the following amendments promulgated in 2010:

•                            a group-wide supervisory regime was introduced with the principal purpose of enabling the BMA to form a  comprehensive view of the overall exposure of an insurance group;

•                            the scope of the BMA’s powers was extended allowing them to make rules in relation to prudential standards to include insurance reserves and eligible capital requirements; and

•                            new notification provisions were introduced requiring insurers to notify the BMA in respect of a change of controlling shareholder, changes to controllers and officers or any proposed material change in their business.

Additionally, the Insurance Code of Conduct (the “Bermuda Code of Conduct”) came into effect on July 1, 2010. Bermuda insurers and reinsurers have until July 1, 2011 to comply with the Bermuda Code of Conduct. See “Bermuda Code of Conduct” contained in Item I herein.

Certain significant aspects of Bermuda’s insurance and reinsurance regulatory framework are set forth as follows:

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance and reinsurance companies.  As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer or reinsurer is used to determine the limitations and specific requirements which may be imposed.  Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits.

Classification of Insurers

The Insurance Act distinguishes between insurers and reinsurers carrying on long-term business and insurers and reinsurers carrying on general business.  There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Montpelier Re, which is licensed to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

Cancellation of Insurer’s Registration

An insurer’s or reinsurer’s registration may be cancelled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer or reinsurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA after consultation with the Insurance Advisory Committee, the insurer or reinsurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative

Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  For the purpose of the Insurance Act, Montpelier Re’s principal office is located at Montpelier House, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda. Christopher L. Harris, Montpelier Re’s President and Chief Executive Officer, has been appointed by the Board of Directors as Montpelier Re’s principal representative and has been approved by the BMA.

Independent Approved Auditor

Every registered insurer and reinsurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Montpelier Re, are required to be filed annually with the BMA.  Montpelier Re’s independent auditor must be, and has been, approved by the BMA.

Loss Reserve Specialist

Montpelier Re is required to submit an opinion of its approved loss reserve specialist with its annual statutory financial return in respect of its losses and loss expenses provisions.  The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA.

Financial Statements

Every registered insurer or reinsurer must prepare annual statutory financial statements.  The Insurance Act prescribes rules for the preparation and substance of such statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto).  The insurer or reinsurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments including detail, on a line-by-line basis, of specific asset and liability classes in its statutory balance sheet as well the identification of what is or is not attributable to its affiliates.  Class 4 insurers are also required to prepare and file with the BMA audited annual financial statements prepared in accordance with GAAP or International Financial Reporting Standards.

Annual Statutory Financial Return

Montpelier Re is required to file a statutory financial return with the BMA no later than four months after its financial year end (unless specifically extended by the BMA).  The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist in respect of the loss and loss expense provisions and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer or reinsurer certifying that the minimum solvency margin and, in the case of the solvency certificate, the minimum liquidity ratio, have been met and whether the insurer or reinsurer complied with the conditions attached to its certificate of registration.  The independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act.  If an insurer’s or reinsurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Enhanced Capital Requirement (“ECR”), Minimum Solvency Margin and Restrictions on Dividends and Distributions

The risk-based regulatory capital adequacy and solvency margin requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”), provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s or reinsurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers or reinsurers operate at or above a threshold capital level (termed the Target Capital Level or “TCL”), which exceeds the BSCR or approved internal model minimum amounts.  Also introduced in 2008 and amended in 2010 were prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding the minimum margin of solvency. The CSR is the return setting out the insurer’s or reinsurer’s risk management practices and other information used by the insurer or reinsurer to calculate its approved internal model ECR.  The capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to, or exceeding ECR and set TCL at 120% of ECR.  In circumstances where an insurer or reinsurer has failed to comply with an ECR given by the BMA, such insurer or reinsurer is prohibited from declaring or paying any dividends until the failure is rectified.

The risk-based solvency capital framework described above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Montpelier Re must also ensure at all times that its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of: (i) $100.0 million; (ii) 50% of net premiums written; and (iii) 15% of net loss and loss expense provisions and other general business insurance reserves.

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

Furthermore, under the Companies Act 2006 (the “Companies Act”), the Company and Montpelier Re may only declare or pay a dividend if the Company or Montpelier Re, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, insurance and reinsurance balances receivable and funds held by ceding reinsurers.  There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.  The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of Montpelier Re if it believes that such an investigation is in the best interests of Montpelier Re’s policyholders or persons who may become policyholders.  In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Montpelier Re to produce documents or information relating to matters connected with its business.  Further, the BMA has the power to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information.  If it appears to the BMA that there is a risk of Montpelier Re becoming insolvent, or that Montpelier Re is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Montpelier Re not to take on any new insurance or reinsurance business; not to vary any insurance or reinsurance contract if the effect would be to increase the insurer’s or reinsurer’s liabilities; not to make certain investments; to realize or not to realize certain investments; to maintain in, or transfer to the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income and to remove a controller or officer.

The BMA may also make rules prescribing prudential standards in relation to ECR, CSRs, insurance reserves and eligible capital which Montpelier Re must comply with. Montpelier Re may make an application to be exempted from the rules.

Bermuda Code of Conduct

The Bermuda Code of Conduct came into effect on July 1, 2010, and the BMA has established July 1, 2011 as the date of required compliance for all insurers and reinsurers.

The Bermuda Code of Conduct is divided into six categories: (i) Proportionality Principle; (ii) Corporate Governance; (iii) Risk Management; (iv) Governance Mechanism; (v) Outsourcing; and (vi) Market Discipline and Disclosure

These categories contain the duties, requirements and compliance standards to be adhered to by all insurers and reinsurers. It stipulates that in order to achieve compliance with the Bermuda Code of Conduct, insurers and reinsurers are to develop and apply policies and procedures capable of assessment by the BMA.  Montpelier Re believes that it will be fully compliant with the Bermuda Code of Conduct prior to July 1, 2011.

Group Supervision

Emerging international norms in the regulation of global insurance and reinsurance groups are trending increasingly towards the imposition of group-wide supervisory regimes by one principal “home” regulator over all the legal entities in the group, no matter where incorporated. Amendments to the Insurance Act in 2010 introduced such a regime into Bermuda insurance regulation by the insertion of a new Part IVA.

As a result of the new Part IVA, the BMA will publish a statement of principles regarding the exercise of its discretion to determine whether it should be a group supervisor. Part IVA includes new provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.

There is presently no formal indication as to when group supervision may be implemented by the BMA and what companies will be included, although we were recently notified that the BMA, having considered the matters set out in the new Part IVA, intends to be our group supervisor.

The BMA also intends to publish an insurance code of conduct in relation to group supervision.

Notifications to the BMA

The amendments to the Insurance Act in 2010 saw the modification of notification requirements for change of controlling shareholders. Where an insurer’s shares or its parent company’s shares, are traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10%, 20%, 33% or 50% controlling shareholder of such insurer. An insurer or reinsurer must also provide written notice to the BMA that a person has become, or ceased to be, a controller of that insurer or reinsurer.  Failure to give such notice is an offence under the Insurance Act.

A group insurer or reinsurer, or designated insurer or reinsurer, in respect of the group of which it is a member, must notify the BMA in writing that it proposes to take measures that are likely to be of material significance for the discharge, in relation to the insurer, the reinsurer or the group, of the BMA’s functions under the Insurance Act. Measures that are likely to be of material significance include:

•                            transfer or acquisition of insurance or reinsurance business being part of a scheme falling within section 25 of Insurance Act or section 99 of the Companies Act;

•                            amalgamation with or acquisition of another firm;

•                            a material change in the insurer’s or reinsurer’s business plan not otherwise reported to the BMA.

In respect of the forgoing, the BMA will typically object to the material change unless it is satisfied that:

•                            the interest of policyholders and potential policyholders of the insurer, the reinsurer or the group would not  in any manner be threatened by the material change; and

•                            without prejudice to the first point, that, having regard to the material change the requirements of Insurance Act would continue to be complied with, or, if any of those requirements are not complied with, that the insurer concerned is likely to undertake adequate remedial action.

Failure to give such notice constitutes an offence under the Insurance Act. It is possible to appeal a notice of objection served by the BMA.

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

U.K. Regulation

We participate in the Lloyd’s market through Syndicate 5151. MUAL and Syndicate 5151’s operations are subject to regulation by the FSA and the Council of Lloyd’s. The FSA is responsible under the Financial Services and Markets Act 2000 for regulating U.K. insurers. It regulates the Society of Lloyd’s as well as individual Lloyd’s managing agents. The Council of Lloyd’s is responsible under the Lloyd’s Act 1982 for the management and supervision of the market, including Lloyd’s members, syndicates and Lloyd’s managing agents. The Council may discharge some of its functions directly by making decisions and issuing resolutions, requirements, rules and byelaws. Other decisions are delegated to the Franchise Board and associated committees.

The FSA recently announced that it is the U.K. government’s intention that it will be replaced in two years by two new regulators:

•                            the Prudential Regulation Authority (the “PRA”), which will be a subsidiary of the Bank of England, will be responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers and investment banks, and

•                            the Consumer Protection and Markets Authority (the “CPMA”) will be responsible for regulation of conduct in retail, as well as wholesale, financial markets and the infrastructure that supports those markets. The CPMA will also have responsibility for the prudential regulation of firms that do not fall under the PRA’s scope.

These changes will begin in April 2011 when the FSA replaces its current Supervision and Risk business units with a Prudential Business Unit and a Consumer and Markets Business Unit.

MCL, Syndicate 5151’s sole corporate member, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Stamp capacity for 2010, 2009 and 2008 was £180 million, £143 million and £143 million, respectively, and stamp capacity for 2011 remains at £180 million.

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

Lloyd’s supervises Coverholders such as MEAG, MUI and PUAL as part of its statutory role in managing and supervising the Lloyd’s market. This supervision is carried out through the approval process and then through Lloyd’s ongoing supervision of all approved Coverholders.  Local regulators may require Lloyd’s to demonstrate that it has control over, and responsibility for, the business carried out by Coverholders under the terms of Lloyd’s authorization in that jurisdiction.  Nonetheless, the primary responsibility for the supervision of Coverholders and binding authorities on a day-to-day basis rests with Lloyd’s managing agents, which in our case is currently MUAL.

Each corporate or individual member of Lloyd’s is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s to support its, the member’s participation on Lloyd’s syndicates. These assets are known as a members’ “Funds at Lloyd’s.” Funds at Lloyd’s requirements are calculated according to a minimum capital resources requirement, which is assessed at the syndicate level by Lloyd’s and at the level of the Lloyd’s market as a whole by the FSA. This requirement is similar in effect to a required solvency margin.

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. They do this by carrying out a syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the FSA. The ICA process evaluates the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assesses the amount of capital that syndicate members should hold against those risks. Lloyd’s reviews each syndicate’s ICA annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift to the overall market capital resources requirement produced by the ICA, and each syndicate is allocated its proportion of the uplift.  The aggregate amount is known as the syndicate’s Economic Capital Assessment (“ECA”), which is used by Lloyd’s to determine the syndicate’s required Funds at Lloyd’s.

At market level, Lloyd’s is required to demonstrate to the FSA that each member’s capital resources requirement is met by that member’s capital resources made available to Lloyd’s, which for this purpose comprises its Funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund. In this way the FSA monitors the solvency of the Lloyd’s market as a whole.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, vary the amount of a member’s Funds at Lloyd’s requirement (or alter the ways in which those funds may be invested). The exercise of any of these powers may reduce the amount of premium which a member is allowed to accept for its account in an underwriting year and/or increase a member’s costs of doing business at Lloyd’s. As a consequence, the member’s ability to achieve an anticipated return on capital during that year may be compromised.

Each syndicate is required to submit a business plan to Lloyd’s on an annual basis, which is subject to the review and approval of the Lloyd’s Franchise Board. The Franchise Board is the managing agents’ principal interface with the Council of Lloyd’s. The main goal of the Franchise Board is to seek to create and maintain a commercial environment at Lloyd’s in which underwriting risk is prudently managed while providing maximum long term returns to capital providers.

Lloyd’s syndicates are treated as “annual ventures” and members’ participation on syndicates may change from underwriting year to underwriting year. Ordinarily, a syndicate will accept business over the course of one calendar year (an underwriting year of account), which will remain open for a further two calendar years before being closed by means of “reinsurance to close.” An underwriting year may be reinsured to close by the next underwriting year of the same syndicate or by an underwriting year of a different syndicate. Lloyd’s moved to annual accounting on January 1, 2005. Previously, the market operated according to a three-year accounting cycle, so that members were not able to take profits made in an underwriting year until it had been reinsured to close, usually at the end of three years. Now, provided that certain solvency requirements are met, underwriting profits may effectively be taken in part before the year has been reinsured to close. Once an underwriting year has been reinsured to close, Lloyd’s will release the Funds at Lloyd’s provided that these are not required to support the members’ other underwriting years or to meet a loss made on the closed underwriting year. If reinsurance to close cannot be obtained at the end of an underwriting year’s third open year (either at all, or on terms that the managing agent considers to be acceptable on behalf of the members participating on that underwriting year), then the managing agent of the syndicate must determine that the underwriting year will remain open. If the managing agent determines to keep the underwriting year open, then the underwriting year of account will be considered to be in run-off, and the Funds at Lloyd’s of the participating members will continue to be held by Lloyd’s to support their continuing liabilities unless the members can show that their Funds at Lloyd’s are in excess of the amount required to be held in respect of their liabilities in relation to that year.

The reinsurance to close of an underwriting year does not discharge participating members from the insurance liabilities they incurred during that year. Rather, it provides them with a full indemnity from the members participating in the reinsuring underwriting year in respect of those liabilities. Therefore, even after all the underwriting years in which a member has participated have been reinsured to close, the member is required to stay in existence and to remain a non-underwriting member of Lloyd’s. Accordingly, although Lloyd’s will release members’ Funds at Lloyd’s, there nevertheless continues to be an administrative and financial burden for corporate members between the time of the reinsurance to close of the underwriting years on which they participated and the time that their insurance obligations are entirely extinguished. This includes the completion of financial accounts in accordance with the Companies Act and the submission of an annual compliance declaration to Lloyd’s.

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

The Lloyd’s Central Fund levy, which is funded annually by members, was determined by Lloyd’s to be 0.5% of Syndicate 5151’s written premiums with respect to 2011 and 2010, and 2% of Syndicate 5151’s written premiums with respect to 2009 and 2008.  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary.

Lloyd’s also makes other charges to its members and the syndicates on which they participate, including an annual subscription charge of 0.5% of written premiums and an overseas business charge, levied as a percentage of gross international premiums (that is premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.

Emerging European Regulation - Solvency II

Solvency II is a fundamental review of the capital adequacy regime for the European Union (“EU”) insurance industry. It aims to establish a revised set of EU-wide capital requirements and risk management standards and is currently expected to come into effect on January 1, 2013.

We expect that both Montpelier Re and Syndicate 5151 will be affected by Solvency II. Montpelier Re may be affected by virtue of the BMA’s stated intention to achieve Solvency II equivalence for Bermuda insurance and reinsurance regulation and also because Solvency II may apply to European entities with respect to business ceded to Montpelier Re. Syndicate 5151 will be affected as a result of its authorization by the FSA within the EU.

In November 2010 Syndicate 5151 participated in the fifth quantitative impact study (“QIS 5”) coordinated by the Committee of European Insurance and Occupational Pensions Supervisors ) “CEIOPS”), now renamed the European Insurance and Occupational Pensions Authority (“EIOPA”) with effect from January 1, 2011. The study was conducted in large part to assist in the finalization the “European Standard Formula,” the default method of calculating capital requirements that will be used after the implementation of Solvency II by all insurance and reinsurance companies that do not have an approved internal model. The results of the QIS 5 exercise are expected to be published by EIOPA in April 2011.

The Company has established a task force of specialists to address issues arising from Solvency II within the scope of a planning and risk-management initiative covering all of its underwriting operations.

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

Collateral Requirements For Non-Admitted Reinsurers.  Ceding insurers generally receive full credit for outwards reinsurance protections in their U.S. statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers.  However, most states in the U.S. do not confer full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers unless such reinsurers are authorized in the ceding company’s state of domicile.  Montpelier Re is currently an authorized or trusteed reinsurer in only 15 U.S. states so it must, at times, collateralize its ceded liabilities. Under applicable statutory provisions, permissible security arrangements include letters of credit, reinsurance trusts maintained by third-party trustees and funds withheld arrangements.

A number of states have recently considered reducing collateral requirements for risks ceded to financially sound non-US reinsurers, and Florida and New York have recently implemented such changes in their reinsurance regulations.  Montpelier Re has applied in Florida, and intends to apply in New York, to qualify to be eligible for reduced collateral with respect to risks ceded from insurers domiciled in those states and incepting during the 2011 year (and thereafter).  Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statues as and when they may be adopted in other states.

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

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Oklahoma, MUSIC’s state of domicile, currently requires that dividends be paid only out of earned statutory surplus and also limits the annual amount of dividends payable without the prior approval of the Oklahoma Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year and 100% of statutory net income from operations for the previous calendar year.  These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of MUSIC under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

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

Risk-Based Capital.  The NAIC has implemented a risk-based capital (“RBC”) formula and model law applicable to all licensed U.S. property/casualty insurance companies. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Such analysis permits regulators to identify inadequately capitalized insurers. The RBC formula develops a risk-adjusted target level of statutory capital by applying certain factors to insurers’ business risks such as asset risk, underwriting risk, credit risk and off-balance sheet risk. The target level of statutory surplus varies not only as a result of the insurer’s size, but also based on the risk profile of the insurer’s operations. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. MUSIC currently satisfies the RBC formula and exceeds all recognized industry solvency standards.

Legislative and Regulatory Proposals.  Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. For example, Florida has enacted insurance reforms that have caused declines in our property catastrophe gross premiums in past years. See “Risk Factors” contained in Item 1A herein.  Federal and state legislators have also considered numerous government initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by: (i) providing government supported insurance and reinsurance capacity in markets and to consumers that we target; (ii) regulating the terms of insurance and reinsurance policies; (iii) impacting producer compensation; or (iv) disproportionately benefitting the companies of one country over those of another.

For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, adopted a set of reforms to state-based insurance regulation that were originally introduced as the Non-Admitted and Reinsurance Reform Act of 2007. The changes implemented by these reforms include (i) granting sole regulatory authority with respect to the placement of non-admitted insurance to the policyholder’s home state; (ii) establishing uniform nationwide standards for surplus lines eligibility that conform to the NAIC Non-Admitted Insurance Model Act; (iii) streamlining the insurance procurement process for exempt commercial purchasers by eliminating the requirement that brokers conduct a due diligence search to determine whether the insurance is available from admitted insurers; (iv) establishing the domicile state of the ceding insurer as the sole regulatory authority with respect to credit for reinsurance and solvency determinations if such state is an NAIC-accredited state or has financial solvency requirements substantially similar to those required for such accreditation; and (v) requiring that premium taxes related to non-admitted insurance only be paid to the policyholder’s home state, although the states may enter into a compact or establish procedures to allocate such premium taxes among the states.

We are unable to predict whether any proposed legislation or any other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary. Unlike supervision of insurance undertakings, Swiss intermediary supervision does not involve a solvency review.  There is, however, ongoing supervision aimed at protecting insurance customers and ensuring compliance with Swiss obligations.

EMPLOYEES

As of December 31, 2010, we had 214 full-time employees worldwide. None of our employees are subject to collective bargaining agreements and we know of no current efforts to implement such agreements.

Many of our employees, including several executive officers, are employed in Bermuda pursuant to work permits granted by the Bermuda government.  Bermuda has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. These permits expire at various times over the next several years and we have no assurance that these permits will be extended upon expiration.

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  In accordance therewith, we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). These documents are electronically available at www.montpelierre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330.  In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board of Directors, including our Audit Committee and our Compensation and Nominating Committee (the “Compensation Committee”) charters, are available at www.montpelierre.bm.  Updates to, as well as waivers of, our Code of Conduct and Ethics will also be made available on our website. Our website is not part of this report and nothing from our website shall be deemed to be incorporated into this report.

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

We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Many of our insurance and reinsurance policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires,  explosions and terrorism.  In recent years, the frequency of major weather-related catastrophes is believed to have increased and changes in climate conditions, primarily global temperatures and expected sea levels, may serve to further increase the severity, and possibly the frequency, of natural disasters and catastrophes.

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

We manage certain key quantifiable risks using a combination of CATM, various third-party vendor models and underwriting judgment.  We focus on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating results to reflect aggregate underwriting and investment risk.  Accordingly, if our assumptions are materially incorrect, the losses we might incur from an actual catastrophe could be significantly higher than our expectation of losses generated from modeled catastrophe scenarios and, as a result, our financial condition and results of operations could be materially and adversely affected.

We may not maintain favorable financial strength ratings which could adversely affect our ability to conduct business.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the rating agencies. Some of the criteria relate to general economic conditions and other circumstances that are outside of our control. Financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers and reinsurers as business counterparties and are an important factor in establishing the competitive position of insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

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

In addition, a ratings downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with us and a downgrade of Montpelier Re’s A.M. Best financial strength rating to below “B++” would constitute an event of default under our letter of credit facilities. Either of these events could adversely affect our ability to conduct business.

We are highly dependent on a small number of insurance and reinsurance brokers for a large portion of our revenues.  Additionally, we are subject to credit risk with respect to brokers.

We market our reinsurance worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced through a limited number of brokers with Marsh & McLennan Companies, Inc., Aon Corporation and Willis Group Holdings Limited providing a total of 67% of our gross premiums written for the year ended December 31, 2010.

The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our cedants and on our financial strength ratings.  Any deterioration in these factors could result in these brokers advising cedants to place their risks with other reinsurers rather than with us.  In addition, affiliates of some of these brokers have co-sponsored the formation of reinsurance companies that directly compete with us, and these brokers may favor those reinsurers over us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

In the normal course of business, we purchase reinsurance from third parties in order to manage our exposures. However, we are not relieved of our obligations to policyholders or ceding companies by purchasing reinsurance and we are subject to credit risk with respect to our reinsurance protections in the event that a reinsurer is unable to pay amounts owed to us.

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

Our ability to provide reinsurance to many U.S. ceding companies is dependent upon the availability and cost of permissible security arrangements.

U.S. ceding companies generally receive full credit for outwards reinsurance protections in their statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers.  However, most states in the U.S. do not confer full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers unless the reinsurer is an authorized reinsurer in the ceding company’s state of domicile.  Montpelier Re is currently an authorized or trusteed reinsurer in only 15 U.S. states so it must, at times, collateralize certain of its ceded liabilities.

Under applicable statutory provisions, permissible collateral arrangements include letters of credit, reinsurance trusts maintained by third-party trustees and funds withheld arrangements.

The cost and availability of these security arrangements vary and any adverse changes in the cost or availability of such arrangements could negatively impact Montpelier Re’s ability to provide reinsurance to U.S. ceding companies.

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

In addition, coverage disputes are common within the insurance and reinsurance industry.  For example, a reinsurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the determination and quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from a reinsurer may, in part, be determined by the judgmental allocation of damage between the storms. Given the magnitude of the amounts at stake involved with a catastrophic event, these types of judgment occasionally necessitate third-party resolution. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.

Our loss reserves may be inadequate to cover our ultimate liability for losses and LAE and, as a result, our financial results could be adversely affected.

We maintain loss and LAE reserves to cover our estimated ultimate liabilities.  Our loss reserves are estimates based on what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us, including but not limited to potential changes in the legal environment and other factors such as inflation and demand surge.  Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate.  If we determine in the future that our reserves are insufficient to cover our actual loss and LAE, we would have to increase our reserves, which could have a material adverse effect on our financial condition and results of operations.

Lines of business that we are developing through Syndicate 5151 and MUSIC will change the composition of our overall book of business in ways which could adversely impact our financial results.

Since 2007, Syndicate 5151 and MUSIC have been developing new lines of business on behalf of the Company. These new businesses have resulted in increases in our general and administrative expenses and these additional expenditures may not be recoverable through additional future profits.

Further, one of the lines of business being developed is excess and surplus lines insurance, which covers risks that are typically more complex and unusual than standard risks and requires a high degree of specialized underwriting.  As such, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers.  The business that we intend to underwrite in this market fills the insurance needs of businesses with unique characteristics and is generally considered higher risk business that in the standard market. If our underwriting staff inadequately judges and prices the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

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

Our investment portfolio consists of fixed maturity investments, equity securities and other investments including private placements, limited partnership interests and derivative instruments. We also invest in various investment-related derivatives as part of our investing activities.  Our primary investment focus is to maximize risk-adjusted total returns while maintaining adequate liquidity.  Since investing entails substantial risks, we cannot assure you that we will achieve our investment objectives and our investment performance may vary substantially year-to-year.

The value of our investment portfolio and our investment-related derivatives can be significantly affected by fluctuations in interest rates, foreign currencies, issuer and counterparty credit concerns and volatility in financial markets. Our investments and investment-related derivatives are sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, the financial position of issuers and financial guarantors of investment securities and other factors beyond our control.

For example, during 2008, difficult conditions worldwide in the debt and equity markets, and in worldwide economies generally, adversely affected our business and results of operations. These unfavorable and uncertain conditions originated, in large part, from difficulties encountered in the mortgage and broader credit markets in the U.S. and elsewhere and resulted in a sudden decrease in the availability of credit, a corresponding increase in borrowing costs and an increase in residential mortgage delinquencies and foreclosures. As a result, many issuers of such securities as well as the financial guarantors of such securities, experienced a sudden deterioration in credit quality which caused both a decline in liquidity and prices for these types of securities. These factors resulted in broad and significant declines in the fair value of fixed income and equity securities worldwide, including investment securities held in our investment portfolio and our investment-related derivatives.

Although markets largely recovered in 2009 and 2010, concerns about the availability and cost of credit, inflation, mortgage markets, risks associated with global sovereign entities, the stability of banks and other financial institutions, concerns over the solvency of state and local municipalities and declining real estate markets remain and may contribute to further market volatility. Further, the potential for government policy initiatives to alter rules for financial institutions in terms of how they conduct business may impact our investment portfolio. These factors, combined with low consumer confidence, adverse unemployment trends, volatile oil and other commodity prices and the sustainability of governmental initiatives may hinder recovery or contribute to further economic difficulties.

We cannot predict how long these difficult conditions may persist and how we might be further affected.

As a Bermuda company, we may be unable to attract and retain staff.

Many of our employees, including several of our executive officers, are employed in Bermuda.  Although to-date we have generally been successful in recruiting employees in Bermuda, this location may be an impediment to attracting and retaining experienced personnel, particularly if we are unable to secure work permits. In addition, Bermuda is currently a highly-competitive location for qualified staff making it harder to retain employees.  Many of our Bermuda employees are required to have work permits granted by the Bermuda government, which has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. These permits expire at various times over the next several years and we have no assurance that these permits will be extended upon expiration.

As our success depends on our ability to hire and retain personnel. Any future difficulties in hiring or retaining personnel in Bermuda or elsewhere could adversely affect our results of operations and financial condition.

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

We are a holding company and, as such, we have no substantial operations of our own. We rely primarily on cash dividends or distributions from our operating subsidiaries to pay our operating expenses, interest on our debt and dividends or distributions to our shareholders. Our insurance and reinsurance operations are highly regulated by authoritative bodies in Bermuda, the U.K., the U.S. and Switzerland.  The various laws and regulations to which we are subject in these jurisdictions limit the declaration and payment of dividends or distributions from our insurance and reinsurance operating subsidiaries and affiliates.  In addition, under the Companies Act, the Company and Montpelier Re may only declare or pay a dividend or distribution if, among other matters, there are reasonable grounds to believe that each of them is, and after the payment would continue to be, able to pay its liabilities as they become due and the realizable value of its assets would be more than the aggregate of its liabilities, its issued share capital and its additional paid-in capital.

Accordingly, we cannot provide assurance that we will declare or pay dividends or distributions in the future. Any determination to pay future dividends or distributions will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends or distributions, and any other factors our Board of Directors deems relevant. The inability of our insurance and reinsurance operating subsidiaries and affiliates to pay dividends or distributions in an amount sufficient to enable us to meet any of our holding company cash requirements could have a material adverse effect on us.

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

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are more unfavorable to us and our shareholders than those contained within our current capital structure. More specifically, any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to our existing Common Shares.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, financial condition and operating results could be adversely affected.

Our operating results may be adversely affected by foreign currency fluctuations.

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, PUAL, MCL and MUSL and the Swiss franc is the functional currency for the operations of MEAG. In addition, we write a portion of our business, receive premiums and pay losses in foreign currencies and may maintain a portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. We may experience foreign exchange losses to the extent our foreign currency exposure is not successfully managed or otherwise hedged, which in turn could adversely affect our financial condition and results of operations.

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

We currently compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and many of these companies currently have more capital. We also compete with capital markets participants such as investment banks and investment funds that access business in securitized form or through special purpose vehicles or derivative transactions. As new insurance and reinsurance companies are formed and established competitors raise additional capital, any resulting increase in competition could affect our ability to attract or retain business or to write business at rates sufficient to cover our costs including any resulting losses. If competition limits our ability to write new business and renew existing business at adequate rates, our return on capital may be adversely affected.

Regulation may restrict our ability to operate.

Our insurance and reinsurance operations are subject to extensive regulation under Bermuda, U.S., U.K. and Swiss laws.  Governmental agencies have broad administrative power to regulate many aspects of our business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders and insurance laws and regulations can impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves.

Changes in laws and regulations may restrict our ability to operate or have an adverse effect upon the profitability of our business within a given jurisdiction. For example:

•              in past years there have been a number of government initiatives in Florida designed to decrease insurance rates in the state. Of most significance to reinsurers is the capacity of the Florida Hurricane Catastrophe Fund (“FHCF”), a state-run reinsurer. We believe any future increases in the capacity of private reinsurers and the FHCF will cause downward pressure on windstorm catastrophe rates for the foreseeable future, particularly for Florida residential exposures. In addition, state and Federal legislation has been proposed to establish catastrophe funds and to discourage development in coastal areas which could adversely impact our business;

•              in 2002 TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law established a federal assistance program to help commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The enactment of the TRIPRA in December 2007 extended the program’s expiration from December 31, 2007 to December 31, 2014; and

•              Solvency II, which is a fundamental review of the capital adequacy regime for the EU insurance industry, aims to establish a revised set of EU-wide capital requirements and risk management standards that are expected to replace the current Solvency I requirements in 2013. Key aspects of Solvency II remain subject to final detailed EU and member state rule-making, and as a result Solvency II’s impact on our operations cannot be specified at this time. However, from the materials published to date, we expect that Solvency II will ultimately impact the operational requirements of Montpelier Re and Syndicate 5151 as a consequence of regulatory actions that will be taken in due course by the BMA and the FSA and/or its successors, respectively.

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

•              news reports relating to our business and trends in the markets in which we operate; and

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

Holders of our Common Shares may have difficulty effecting service of process on us or enforcing judgments against us in the U.S.

We are incorporated pursuant to the laws of Bermuda and are headquartered in Bermuda. In addition, certain of our directors and officers reside outside the U.S. and a substantial portion of our assets, and the assets of such persons, are located in jurisdictions outside the U.S.  As such, we have been advised that there is doubt as to whether:

•   a holder of Common Shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws; and

•   a holder of Common Shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers, as well as the experts named in this Form 10-K, who reside outside the U.S. based solely upon U.S. federal securities laws.

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

In addition, Congress has discussed legislation from time-to-time intended to eliminate certain perceived tax advantages of Bermuda reinsurers and U.S. companies with Bermuda affiliates, and has recently considered proposals which, if adopted, would adversely impact such operations. While these legislative proposals would not have a material impact on our current results, such proposals and/or additional legislative proposals could have a material future impact on us or our shareholders.

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

We may become subject to income taxes in Bermuda in the future, which may have a material adverse effect on our financial condition.

At the present time, no income taxes are levied in Bermuda and the Bermuda Minister of Finance, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, as amended, has given us a written assurance that we will remain exempt from all Bermuda-imposed income, withholding and capital gains taxes until 2016.  The Minister of Finance has recently indicated that this exemption will be extended to 2035 but the required legislation for this action has not yet been brought before the Bermuda legislature.

Item 1B.   Unresolved Staff Comments

As of the date of this report, we had no unresolved comments from the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.    Properties

We currently lease office space in Pembroke, Bermuda, where the Company and Montpelier Re are located.  We also lease office space in London, U.K. where MUAL, PUAL, MCL and MUSL are located; in Zug, Switzerland, where MEAG is located; in Boston, MA, Chicago, IL, Hartford, CT and Overland Park, KS where MUI is located; in Scottsdale, AZ where MUSIC is located; and in Woburn, MA and Hanover, NH where MTR is located.

We believe our facilities are adequate for our current needs.

Item 3.    Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings often involve insurance or reinsurance contract disputes which are typical for the insurance and reinsurance industry.

As of December 31, 2010, we had no material unresolved legal proceedings.

In June 2010 we favorably resolved, through arbitration, a dispute involving two reinsurance contracts (the “Disputed Contracts”) with Manufacturers Property and Casualty Limited (“MPCL”) that originated in 2007. We subsequently received an award equal to the sum of: (i) all outstanding paid reinsurance recoverables owed to us under the Disputed Contracts as of March 31, 2010; (ii) a portion of our defense costs associated with the proceedings; and (iii) accrued interest on overdue amounts owed through the date of payment.

In October 2010 we and MPCL further agreed to an early settlement (the “Settlement”) of all remaining paid and unpaid reinsurance recoverables outstanding under the Disputed Contracts. The financial impact of the Settlement was not material to us.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Registered Holders and Dividends and Distributions on Common Shares

Our Common Shares are listed on the New York Stock Exchange (symbol MRH) and the Bermuda Stock Exchange (symbol MRH BH).  The quarterly range of the high and low sales price for our Common Shares during 2010 and 2009 is presented below:

	2010		2009
	High	Low	High	Low
Quarter ended:
December 31	$20.59	$17.03	$17.95	$15.45
September 30	17.54	14.67	16.72	12.63
June 30	17.47	14.30	14.47	12.06
March 31	18.27	16.18	17.31	10.55

As of February 18, 2011, we had 96 registered holders of Common Shares.

During 2010 we declared regular quarterly cash dividends totalling $0.37 per Common Share. During 2009 we declared regular quarterly cash dividends totalling $0.315 per Common Share.

Issuer Purchases of Common Shares

The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2010	1,473,000	$17.77	1,473,000
November 1 - November 30, 2010	1,695,027	19.47	1,695,027
December 1 - December 31, 2010	875,834	19.93	875,834
Total	4,043,861	$18.95	4,043,861	$227,723,424

(1)   On June 28, 2010, the Board of Directors authorized the repurchase of up to $100.0 million of its Common Shares.  On November 16, 2010, the Board of Directors increased the Company’s remaining share repurchase authorization by $250.0 million to a total of $260.4 million.  Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2010, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders - LTIP	1,637,580	(1)	—	2,880,679	(3)

Equity compensation plans not approved by shareholders - Directors Share Plan	—	(2)	—	58,917

Total	1,637,580		—	2,939,596

(1)   The Company’s Long-Term Incentive Plan (the “LTIP”) is the Company’s sole share-based long-term incentive plan and was last approved by shareholders in May 2007. Incentive awards that may be granted under the LTIP consist of share appreciation rights, restricted share units (“RSUs”) and performance shares. As of December 31, 2010, the only incentive awards outstanding under the LTIP were RSUs.

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over three, four or five-year periods, subject to the recipient maintaining a continuous relationship with Montpelier (either as an employee, a director or a consultant) through the applicable vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions. RSUs do not require the payment of an exercise price.  Accordingly, there is no weighted average exercise price for RSU awards.

(2)   All non-management directors are eligible to voluntarily participate in the Directors Share Plan.  Participants receive, in lieu of a portion of their annual cash retainer, a number of Director Share Units (“DSUs”) of the same dollar value based on the value of Common Shares at that date.  DSUs comprise a contractual right to receive Common Shares, or an equivalent amount of cash, upon termination of service as a director. Holders of DSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions.  As of December 31, 2010, we had no DSUs outstanding.

(3)   On May 23, 2007, the Company’s shareholders authorized an inventory of up to 6,200,000 Common Shares for issuance under the LTIP. Since May 23, 2007, the Company has paid-out 1,681,741 RSUs under the LTIP in the form of Common Shares.

Performance Graph

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in Common Shares as of January 1, 2006, assuming reinvestment of dividends and distributions.  Cumulative returns for the five-year period ended December 31, 2010 are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P P&C”) for comparison.

	Year Ended December 31,
Company/Index	2005	2006	2007	2008	2009	2010
Montpelier Re Holdings Ltd. (symbol MRH)	$100.00	$100.13	$93.09	$93.63	$98.65	$116.04
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 P&C	100.00	112.87	97.11	68.55	77.01	83.90

Item 6.    Selected Financial Data

Selected consolidated statement of operations data, ending balance sheet data and share data for each of the five years ended December 31, 2010, follows:

	Year Ended December 31,
(Millions, except per share and per warrant amounts)	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues (a) (b)	$748.4	$847.2	$364.3	$724.0	$722.0
Expenses (c)	(537.7)	(382.6)	(507.8)	(376.2)	(379.7)
Income (loss) before income taxes and extraordinary item	210.7	464.6	(143.5)	347.8	342.3
Income tax benefit (provision)	1.3	(1.1)	(1.1)	(0.1)	(0.1)
Excess of fair value of acquired net assets over cost	—	—	1.0	—	—
Net income (loss)	212.0	463.5	(143.6)	347.7	342.2
Net income attributable to noncontrolling interest (d)	—	—	(1.9)	(31.9)	(39.3)
Net income (loss) attributable to the Company	$212.0	$463.5	$(145.5)	$315.8	$302.9
Balance Sheet Data:
Total assets	$3,219.4	$3,099.2	$2,794.5	$3,522.1	$3,895.7
Loss and LAE reserves	784.6	680.8	808.9	860.7	1,089.2
Debt (e)	327.7	328.6	349.4	424.3	424.2
Common shareholders’ equity (f)	1,628.8	1,728.5	1,357.6	1,741.8	1,731.3
Per Share and Warrant Data:
Fully converted book value (g)	$24.61	$21.14	$15.94	$17.88	$15.46
Fully converted tangible book value (g)	24.53	21.08	15.88	17.82	15.46
Basic and diluted earnings per share	2.97	5.36	(1.69)	3.29	3.21
Cash dividends declared per Common Share	0.37	0.315	0.30	0.30	0.30
Cash dividends declared per warrant (f)	—	—	—	0.075	0.30

(a)   As of January 1, 2007, we adopted a new accounting pronouncement whereby substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized investment gains (losses) in our statement of operations. Prior to adoption, substantially all of our investments were carried at fair value with changes in fair value being reported as a separate component of our shareholders’ equity, with changes therein reported as a component of other comprehensive income (loss).

(b)   During 2009 we experienced $181.8 million in net realized and unrealized investment gains. During 2008 we experienced $244.9 million in net realized and unrealized investment losses. The magnitude of these gains and losses significantly impacted our revenues in those years.

(c)   During 2010 we incurred $135.9 million in net losses associated with earthquakes in Chile and New Zealand. During 2008 we incurred $177.1 million in net losses associated with Hurricanes Ike and Gustav. These catastrophic events significantly impacted our expenses in those years.

(d)   From January 2006 to June 2008, the period prior to Blue Ocean becoming a wholly-owned subsidiary, we fully consolidated Blue Ocean in our financial statements. Net income attributable to noncontrolling interest represents the portion of Blue Ocean’s net income attributable to shareholders other than the Company.

(e)   During 2010 and 2009 we repurchased and retired $1.0 million and $21.0 million of our senior unsecured debt (the “Senior Notes”), respectively. During 2008 Blue Ocean fully repaid $75.0 million of its debt that was issued in 2006.

(f)    During 2010 we repurchased 16,123,261 Common Shares for $293.8 million. During 2009 we repurchased 6,599,038 Common Shares for $112.6 million.  During 2008 we repurchased 7,799,019 Common Shares for $125.7 million. During 2007 we repurchased 4,719,344 Common Shares for $81.0 million and all outstanding warrants to acquire Common Shares for $47.7 million. During 2006 we privately sold 6,896,552 Common Shares for $100.0 million.

(g)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our fully converted book value per share and fully converted tangible book value per share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008 and our financial condition as of December 31, 2010 and 2009. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included within this filing.

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

Overview

Summary Financial Results

Year Ended December 31, 2010

We ended 2010 with a fully converted tangible book value per share of $24.53, an increase of 18.1% for the year inclusive of dividends declared. The increase in our fully converted tangible book value per share during 2010 resulted from good overall underwriting and investment results. Our comprehensive income for 2010 was $208.7 million and our GAAP combined ratio was 82.0%.

Our underwriting results for 2010 included $135.9 million of net catastrophe losses from earthquakes in both Chile and New Zealand, as well as $20.0 million from the Deepwater Horizon oil rig explosion and fire. These losses were partially offset by $109.3 million of prior year favorable loss reserve development. Our investment results for 2010 included $50.6 million of net realized and unrealized investment gains which were comprised of $21.2 million in net gains from fixed maturities, $25.1 million in net gains from equity securities and $4.3 million in net gains from other investments.

Year Ended December 31, 2009

We ended 2009 with a fully converted tangible book value per share of $21.08, an increase of 34.7% for the year inclusive of dividends declared. The increase in our fully converted tangible book value per share during 2009 resulted from strong overall underwriting and investment results. Our comprehensive income for 2009 was $463.8 million and our GAAP combined ratio was 62.2%.

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

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share:

	December 31,
	2010	2009	2008

Book value per share numerators (Millions):

[A] Book value per share numerator (Common Shareholders’ Equity)	$1,628.8	$1,728.5	$1,357.6
Intangible asset (1)	(4.7)	(4.7)	(4.7)
[B] Fully converted tangible book value per share numerator	$1,624.1	$1,723.8	$1,352.9

Book value per share denominators (Thousands of Common Shares):

Common Shares outstanding	64,557	79,999	91,827
Common Shares subject to the Share Issuance Agreement (2)	—	—	(7,920)
[C] Book value per share denominator	64,557	79,999	83,907
Common share obligations under benefit plans	1,638	1,769	1,281
[D] Fully converted book value per share denominator	66,195	81,768	85,188

Book value per share [A] / [C]	$25.23	$21.61	$16.18
Fully converted book value per share [A] / [D]	24.61	21.14	15.94
Fully converted tangible book value per share [B] / [D]	24.53	21.08	15.88

Change in fully converted tangible book value per share: (3)

From December 31, 2009	18.1%
From December 31, 2008	58.7%
From December 31, 2007	43.1%

(1)   Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)   The Share Issuance Agreement was terminated in February 2009. Prior to its termination, the Share Issuance Agreement had the effect of substantially eliminating the economic dilution that would otherwise have resulted from the issuance of Common Shares. Therefore, we did not consider these Common Shares outstanding for the purposes of this computation. See Note 6 of the Notes to Consolidated Financial Statements.

(3)   Computed as the change in fully converted tangible book value per share, inclusive of dividends declared.

We believe that our computations of our fully converted tangible book value per share and our change in fully converted tangible book value per share, inclusive of dividends declared, are non-GAAP measures which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature and 2010 proved to be a more difficult operating environment than in recent years, which has placed an increased emphasis on risk selection and capital management.

During 2009 we observed adequate to strong pricing levels in the majority of our business lines, ending broad price reductions experienced over the previous two years. During that time we and many of our peers experienced strong underwriting and investment returns due to a low level of catastrophe losses and a widespread rebound in the financial markets. These strong returns led to an increase in the amount of capital available in the reinsurance market, which in turn led to downward pricing pressure in 2010. Events that occurred during 2010, mainly earthquakes in both Chile and New Zealand and the Deepwater Horizon oil rig explosion and fire, did not reverse these trends. As a result, we expect it will become increasingly difficult to replicate the levels of success we achieved in 2009 and 2010 in an operating environment which is now marked by soft pricing conditions and low investment yields.

Our response to these conditions will be to focus on profitability and capital management during 2011, rather than on maintaining premium volume. For the first quarter of 2011, excluding the impact of any loss-generated reinstatement premiums, we expect to reduce our net written premium by approximately 20% compared to the first quarter of 2010. For the full year 2011, barring any significant changes in market conditions and excluding the impact of any reinstatement premiums, we expect the pattern of lower net written premiums to continue, although the rate of decrease for the full year 2011 is likely to be less than that of the first quarter.

Some of our classes of business will be scaled back to a lesser extent than others. Pricing for marine insurance, for example, has remained relatively strong. As a result, we do not currently anticipate a significant reduction in this class of business, which now represents the largest line written by Syndicate 5151. On the other hand, we currently expect a larger decrease in Montpelier Re’s property catastrophe business due to a combination of targeted exposure reductions, price erosion and the timing of some of our outward reinsurance purchases.

Overall, given the high opportunity cost of deploying capital in the current market and the lower expected returns now available, we have reduced our net catastrophe exposures significantly thus far in 2011. We intend to re-allocate the capital released by this reduction in exposure in two ways.

First, we intend to create and hold more free capital which will improve our operational and balance sheet flexibility. More specifically, we expect to accept less underwriting risk in the current pricing cycle in order to improve our ability to capitalize on future market dislocations and opportunities. Second, we expect to continue to utilize share repurchases as a means to deploy some of our free capital in a manner that is accretive to our fully converted tangible book value per share. These approaches will help us focus our activities on writing profitable business and aligning our capital with preferred underwriting opportunities.

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

Exposure Management

We track gross reinsurance treaty contract limits that we believe are exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones. The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased. As of December 31, 2010, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden). For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party vendor models, CATM and underwriting judgment. We attempt to model the projected net impact from a single event, taking into account contributions from our inward portfolio of property, aviation, workers’ compensation, engineering, marine, casualty, and personal accident insurance policies, reinsurance policies, and event-linked derivative securities offset by the net benefit of any reinsurance or derivative protections we purchase and the net benefit of reinstatement premiums. The table below details our estimated average net impact market share for selected natural catastrophe events of various industry loss magnitudes:

Event / Resulting Market Loss	Our Average Market Share

U.S. Earthquake / $50 billion	0.9%

U.S. Hurricane / $50 billion	0.7%

Europe Windstorm / $20 billion	1.6%

The market share estimates above represent an estimate of our average market share across multiple event scenarios corresponding to industry losses of a given size. However, it is important to note that our average market share may vary considerably within a particular territory depending on the specific characteristics of the event. This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. Other factors contributing to such variation may include our decision to be overweight or underweight in certain regions within a territory. For example, our market share for a large European wind event may differ depending on whether the majority of loss comes from the U.K. or from Continental Europe. Additionally, our net market share may be impacted by the number and order of occurrence of catastrophic events during a year which could exhaust individual policy limits or trigger additional losses from certain policies offering second-event or aggregate protection. Further, certain reinsurance we purchase may have geographic restrictions or provide coverage for only a single occurrence within the policy period. Lastly, these estimates represent snapshots at December 31, 2010. The composition of our in-force portfolio will fluctuate due to the acceptance of new policies, the expiration of existing policies, and changes in our reinsurance program.

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

Annual Operating Result

In addition to monitoring exposed contract limits and single event accumulation potential, we attempt to measure enterprise-wide risk using a simulated annual aggregate operating result approach. This approach estimates a net operating result over simulated annual return periods, including contributions from certain variables such as aggregate premiums, losses, expenses, and investment results. We view this approach as a supplement to our single event stress test as it allows for multiple losses from natural catastrophe and other sources and attempts to take into account certain risks from non-underwriting sources. Through our modeling we endeavor to take into account many risks that we face as an enterprise. By the very nature of the insurance and reinsurance business, and limitations associated with the use of models in general, our modeling does not cover every potential risk. Examples include emerging risks, changes in liability awards, pandemic illnesses, asteroid strikes, climate change, bioterrorism, scientific accidents, and various political and financial market catastrophes.

I.      Results of Operations

Our consolidated financial results for the years ended December 31, 2010, 2009 and 2008 follow:

	Year Ended December 31,
($ in millions)	2010	2009	2008

Gross insurance and reinsurance premiums written	$720.0	$634.9	$620.1
Ceded reinsurance premiums	(51.2)	(32.7)	(78.9)
Net insurance and reinsurance premiums written	668.8	602.2	541.2
Change in net unearned insurance and reinsurance premiums	(43.4)	(29.0)	(12.7)
Net insurance and reinsurance premiums earned	625.4	573.2	528.5

Net investment income	74.0	81.0	86.4
Net realized and unrealized investment gains (losses)	50.6	181.8	(244.9)
Net foreign exchange gains (losses)	2.3	(2.5)	7.6
Net income (expense) from derivative instruments	(4.7)	7.3	(14.3)
Gain on early extinguishment of debt	—	5.9	—
Other revenue	0.8	0.5	1.0
Total revenues	748.4	847.2	364.3

Underwriting expenses:
Loss and LAE — current year losses	(411.6)	(214.4)	(399.2)
Loss and LAE — prior year losses	109.3	75.7	104.1
Insurance and reinsurance acquisition costs	(98.7)	(80.5)	(83.9)
General and administrative expenses	(112.1)	(137.1)	(102.0)

Non-underwriting expenses:
Interest and other financing expenses	(24.6)	(26.3)	(26.8)
Total expenses	(537.7)	(382.6)	(507.8)

Income (loss) before income taxes and extraordinary item	210.7	464.6	(143.5)
Income tax benefit (expense)	1.3	(1.1)	(1.1)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	1.0

Net income (loss)	212.0	463.5	(143.6)
Net income attributable to noncontrolling interest in Blue Ocean	—	—	(1.9)

Net income (loss) attributable to the Company	212.0	463.5	(145.5)
Other comprehensive income (loss)	(3.3)	0.3	(5.4)

Comprehensive income (loss)	$208.7	$463.8	$(150.9)

Loss and LAE ratio	48.3%	24.2%	55.8%
Acquisition cost ratio	15.8%	14.1%	15.9%
General and administrative expense ratio	17.9%	23.9%	19.3%

GAAP combined ratio	82.0%	62.2%	91.0%

I. Review of Underwriting Results - by Segment

We currently operate through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC. Prior to its liquidation and dissolution in 2009, Blue Ocean constituted a fourth reportable segment. Each operating segment represents a separate underwriting platform through which we write insurance and reinsurance business. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented herein.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
($ in millions)	2010	2009	2008

Gross premiums written	$454.1	$452.4	$503.5
Ceded reinsurance premiums	(41.7)	(24.8)	(76.7)
Net premiums written	412.4	427.6	426.8
Change in net unearned premiums	1.5	(1.6)	32.9
Net premiums earned	413.9	426.0	459.7

Loss and LAE	(153.4)	(64.4)	(245.9)
Acquisition costs	(56.0)	(54.2)	(72.8)
General and administrative expenses	(39.2)	(62.2)	(43.3)
Underwriting income	$165.3	$245.2	$97.7

Loss and LAE ratio	37.1%	15.1%	53.5%
Acquisition cost ratio	13.5%	12.7%	15.8%
General and administrative expense ratio	9.5%	14.6%	9.4%

GAAP combined ratio	60.1%	42.4%	78.7%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s gross premiums, by line of business, for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
($ in millions)	2010		2009		2008

Property Catastrophe - Treaty	$268.0	59%	$271.1	60%	$311.2	62%
Property Specialty - Treaty	46.2	10	68.9	15	86.4	17
Other Specialty - Treaty	104.7	23	71.2	16	66.1	13
Property and Specialty Individual Risk	35.2	8	41.2	9	39.8	8

Gross premiums written	454.1	100%	452.4	100%	503.5	100%
Reinsurance premiums ceded	(41.7)		(24.8)		(76.7)
Net premiums written	$412.4		$427.6		$426.8

The amount of gross premiums written by Montpelier Bermuda during 2010 was largely consistent with that written during 2009, increasing less than 1% in total. Underlying this overall consistency were offsetting changes within certain lines of business.

•         Gross premiums written in 2010 within the Property Catastrophe - Treaty line of business include a $9.3 million increase in reinstatement premiums written over the 2009 level. Excluding the effects of these reinstatements, most of which related to the earthquake in Chile, Property Catastrophe - Treaty decreased by $12.4 million, or 5% in 2010 as compared to the prior year, due mainly to a softer pricing environment,

•         Gross premiums written in 2010 within the Property Specialty - Treaty line of business decreased by $22.7 million, or 33%, as compared to 2009. Much of this decrease resulted from the non-renewal and subsequent reclassification of one large engineering contract into the Other Specialty - Treaty line of business. This contract generated $8.7 million of premium in 2009. Most of the remaining decrease was attributable to non-recurring premium adjustments recorded on certain proportional contracts in the first quarter of 2009,

•         Gross premiums written in 2010 within the Other Specialty - Treaty line of business increased by $33.5 million, or 47%, over 2009 due primarily to an increase in space and aviation business,

•         Gross premiums written in 2010 within the Property and Specialty Individual Risk line of business decreased by $6.0 million, or 15%, over 2009, due mainly to non-renewals and pricing reductions.

Gross premiums written within our Montpelier Bermuda segment decreased by approximately 10% in 2009 as compared to 2008, as a result of the following:

•         Montpelier Bermuda’s gross premiums written during 2009 included a $0.7 million net reversal of reinstatement premiums whereas gross premiums written during 2008 included $21.2 million of reinstatement premiums, primarily related to Hurricane Ike. Excluding the effects of these reinstatements, gross premiums written within our Montpelier Bermuda segment decreased by approximately 6% from 2008,

•         The decrease, as adjusted for reinstatements, relates mainly to Montpelier Bermuda’s Property Catastrophe - Treaty line of business and reflects its decision to reduce its gross exposures in connection with the lapsing of certain outward reinsurance protections. This reduction was partially offset by price increases on 2009 renewal business.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an inter-segment excess-of loss reinsurance agreement. See “Corporate and Other” under this Item 7.

In the normal course of its business, Montpelier Bermuda purchases reinsurance in order to manage its exposures. The amount and type of reinsurance that it purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already occurred but have not been paid. The majority of these contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent Montpelier Bermuda has also purchased quota share reinsurance with respect to specific lines of business. Montpelier Bermuda also purchases industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Net premiums written within our Montpelier Bermuda segment in 2010 decreased by approximately 4% as compared to 2009. Net premiums written during 2009 were consistent with those written in 2008. Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These factors include the impact of changes in frequency and severity assumptions used in Montpelier Bermuda’s models and the corresponding pricing required to meet its return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations. Also, the level of reinstatement premiums recognized in future periods is dependent upon the occurrence of losses.

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during 2010, 2009 and 2008 were $413.9 million, $426.0 million and $459.7 million, respectively, representing decreases of 3% and 7% during 2010 and 2009, respectively. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s loss and LAE reserve activities for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Gross unpaid loss and LAE reserves - beginning	$569.4	$750.0	$839.8
Reinsurance recoverable on unpaid losses - beginning	(63.1)	(114.1)	(135.8)
Net unpaid loss and LAE reserves - beginning	506.3	635.9	704.0

Losses and LAE incurred:
Current year losses	242.3	133.0	350.7
Prior year losses	(88.9)	(68.6)	(104.8)
Total losses and LAE incurred	153.4	64.4	245.9

Losses and LAE paid and approved for payment	(130.6)	(194.0)	(314.0)

Net unpaid loss and LAE reserves - ending	529.1	506.3	635.9
Reinsurance recoverable on unpaid losses - ending	54.0	63.1	114.1

Gross unpaid loss and LAE reserves - ending	$583.1	$569.4	$750.0

	December 31,
(Millions)	2010	2009

Gross IBNR	$359.9	$364.5
Gross Case Reserves	223.2	204.9
Total Gross Loss and LAE Reserves	$583.1	$569.4

Our best estimate for Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2010 and 2009 was $583.1 million and $569.4 million, respectively. Montpelier Bermuda’s gross IBNR reserves as a portion of total gross reserves has remained largely consistent since the prior year-end, amounting to 62% and 64% as of December 31, 2010 and 2009, respectively.

We estimated Montpelier Bermuda’s gross and net loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein. We did not make any significant changes in the assumptions or methodology used in Montpelier Bermuda’s reserving process during the year ended December 31, 2010.

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Loss and LAE ratio - current year	58.5%	31.2%	76.3%
Loss and LAE ratio - prior year	(21.5)%	(16.1)%	(22.8)%

Loss and LAE ratio	37.1%	15.1%	53.5%

Current Year Loss and LAE events

The largest drivers of Montpelier Bermuda’s current year net losses incurred during 2010 included the following:

•      $76.8 million associated with the February 2010 earthquake in Chile,

•      $27.9 million associated with the September 2010 earthquake in New Zealand, and

•      $20.0 million from the Deepwater Horizon oil rig explosion and fire.

During 2009 Montpelier Bermuda incurred $47.7 million of net loss and LAE from catastrophe losses, including European windstorm Klaus and hail storms in Europe and Canada.

During 2008 Montpelier Bermuda incurred catastrophic losses from European Windstorm Emma and Hurricanes Ike and Gustav, representing a combined net loss of $181.2 million. Additionally, Montpelier Bermuda incurred $49.2 million of net losses as a result of four individual risk losses within its Other Specialty line of business.

Prior Year Loss and LAE development

Net favorable loss and LAE development occurring in 2010 that related to prior year losses was $88.9 million. The principal reasons for this decrease were the following:

•      Casualty classes of business, excluding medical malpractice and individual risk contracts, relating to several prior accident years ($11.5 million decrease),

•      2008 individual risk property loss ($10.7 million decrease),

•      Medical malpractice class of business, relating to several prior accident years ($8.0 million decrease),

•      Other individual risk losses relating to prior several accident years ($7.4 million decrease),

•      2007 and 2008 non-U.S. catastrophes ($6.2 million decrease),

•      2009 European windstorm Klaus ($5.5 million decrease),

•      2005 Hurricanes Katrina, Rita and Wilma ($5.2 million decrease),

•      The favorable commutation of reinsurance contracts, relating to multiple prior accident years ($4.9 million decrease), and

•      Favorable adjustments relating to multiple smaller events and IBNR across all lines of business.

Net favorable loss and LAE development occurring in 2009 that related to prior year losses was $68.6 million. The principal reasons for this decrease were the following:

•        Net estimated ultimate losses and LAE associated with prior year catastrophe and individual risk events decreased by $35.2 million, which is broken down as follows (in millions):

Net Favorable
Event	Development

2005 hurricanes	$10.9
Subrogation from 2005 explosion	4.5
2007 California wildfires	4.0
2008 Hurricane Ike	3.8
Settlement of 2007 mining event	3.8
2007 windstorm Kyrill	2.4
2007 U.K. floods	2.4
Partial refund on 2006 furnace collapse	2.2
2004 hurricanes	1.2
Total loss and LAE for catastrophic events	$35.2

The loss and LAE development relating to the 2005 explosion and 2007 mining event was driven by the resolution of legal proceedings in 2009. The development relating to the 2006 furnace collapse was the result of new information provided to us by the ceding company in 2009,

•         A reassessment of loss and LAE reserves in Montpelier Bermuda’s casualty class of business, primarily relating to medical malpractice policies, resulted in a decrease in estimated prior year losses and LAE of $6.6 million during 2009.

•         Favorable adjustments relating to multiple smaller events and IBNR across all lines of business.

Net favorable loss and LAE development occurring in 2008 that related to prior year losses was $104.8 million. The most significant drivers of this decrease were the following:

•                            Net estimated ultimate losses and LAE associated with for prior year catastrophe events decreased by $54.9 million, which is broken down as follows (in millions):

Net Favorable
Event	Development
2005 hurricanes	$16.8
2007 U.K. floods	14.2
2007 windstorm Kyrill	6.2
2005 train crash	5.0
2007 Australia floods	2.4
2007 California wildfires	2.2
2004 hurricanes	1.6
2007 Cyclone Gonu	1.4
Other	5.1
Total loss and LAE for catastrophic events	$54.9

•                            A reduction in losses reported to us during 2008 in connection with several individual risk claims, resulted in a decrease in estimated losses and LAE of $11.0 million,

•                            A reassessment of loss and LAE reserves in Montpelier Bermuda’s casualty class of business, primarily relating to medical malpractice policies, resulted in a decrease in estimated losses and LAE of $13.0 million,

•                            Favorable adjustments relating to multiple smaller events and IBNR across all lines of business.

The prior year loss and LAE development recorded by Montpelier Bermuda in 2010, 2009 and 2008 associated with natural catastrophes such as hurricanes, wildfires, floods and windstorms was the result of new information received from multiple cedants and information regarding the impact of such losses on the entire reinsurance market.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
($ in millions)	2010	2009	2008

Acquisition costs	$56.0	$54.2	$72.8
Acquisition cost ratio	13.5%	12.7%	15.8%

General and administrative expenses	$39.2	$62.2	$43.3
General and administrative expense ratio	9.5%	14.6%	9.4%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable. Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Bermuda’s estimates of loss and LAE fluctuate.  Profit commissions (reversals) for Montpelier Bermuda totaled $1.0 million, $(3.8) million and $5.9 million for 2010, 2009 and 2008, respectively.  The 2009 reversal reflects profit commission adjustments on a few large contracts. Excluding the impact of profit commissions, Montpelier Bermuda’s acquisition cost ratios were 13.3%, 13.6% and 14.6% for 2010, 2009 and 2008, respectively.   Relatively few of Montpelier Bermuda’s assumed reinsurance contracts contain profit commission clauses, and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

All other acquisition costs are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of the net of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers. Commission revenue on purchased reinsurance covers is earned over the same period that the corresponding premiums are expensed.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Operating expenses	$30.2	$50.7	$39.2
Incentive compensation expenses	9.0	11.5	4.1
General and administrative expenses	$39.2	$62.2	$43.3

The decrease in Montpelier Bermuda’s operating expenses during 2010, as compared to 2009, is largely due to a decrease in Montpelier’s centrally-managed information technology costs, as well as a change in the manner in which those costs are allocated across our reportable segments.  The information technology costs allocated to Montpelier Bermuda during 2010 decreased by $10.5 million in 2010, as compared to 2009.  In addition, operating expenses for 2010 include a recovery of $5.2 million of defense costs and accrued interest on overdue amounts awarded in connection with a resolved reinsurance contract dispute with MPCL. See Item 3, “Legal Proceedings.”

The increase in Montpelier Bermuda’s operating expenses incurred during 2009, as compared to 2008, was primarily attributable to two items.  The first was the implementation of a new reinsurance accounting system. Operating expenses initially recognized during 2009 associated with this new system include the periodic amortization of capitalized costs, as well as maintenance and enhancement costs incurred subsequent to its implementation. The second was a $2.9 million increase in legal fees incurred during 2009, primarily in connection with Montpelier Bermuda’s reinsurance contract dispute with MPCL.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the year.

The decrease in Montpelier Bermuda’s incentive compensation expenses recognized during 2010 versus 2009 reflects the reduction in our consolidated underwriting income experienced from year to year.

The increase in Montpelier Bermuda’s incentive compensation expenses recognized during 2009 versus 2008 reflects a significant increase in our consolidated underwriting income experienced from year to year.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the years ended December 31, 2010, 2009 and 2008 were as follows :

	Year Ended December 31,
($ in millions)	2010	2009	2008
Gross premiums written	$231.3	$167.3	$116.2
Ceded reinsurance premiums	(21.5)	(16.4)	(7.5)
Net premiums written	209.8	150.9	108.7
Change in net unearned premiums	(34.8)	(17.8)	(45.1)
Net premiums earned	175.0	133.1	63.6

Loss and LAE	(121.5)	(64.6)	(47.4)
Acquisition costs	(34.4)	(22.9)	(10.4)
General and administrative expenses	(35.6)	(38.5)	(32.7)
Underwriting income (loss)	$(16.5)	$7.1	$(26.9)

Loss and LAE ratio	69.4%	48.5%	74.5%
Acquisition cost ratio	19.7%	17.2%	16.4%
General and administrative expense ratio	20.3%	28.9%	51.4%

GAAP combined ratio	109.4%	94.6%	142.3%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s gross premiums, by line of business, for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
($ in millions)	2010		2009		2008
Property Catastrophe - Treaty	$36.3	16%	$32.9	20%	$30.6	26%
Property Specialty - Treaty	23.1	10	27.7	16	15.8	14
Other Specialty - Treaty	66.2	28	49.7	30	30.3	26
Property and Specialty Individual Risk	105.7	46	57.0	34	39.5	34

Gross premiums written	231.3	100%	167.3	100%	116.2	100%
Ceded reinsurance premiums	(21.5)		(16.4)		(7.5)
Net premiums written	$209.8		$150.9		$108.7

Montpelier Syndicate 5151 wrote $231.3 million of gross premiums during 2010, which represents a 38% increase over the $167.3 million in gross premiums written during 2009. The increase was generated by Montpelier Syndicate 5151’s U.K.-based underwriters who wrote $185.0 million of gross premiums during 2010, as compared to $119.1 million during 2009. Montpelier Syndicate 5151’s U.S.-based underwriters wrote $46.3 million and $48.2 million of gross premiums during 2010 and 2009, respectively.

The largest drivers of the increase in 2010 gross premiums written related to the following classes of business:

•                            Casualty premiums written increased by $18.1 million from 2009 to 2010. This increase is reflected in both the Other Specialty - Treaty and Property and Specialty Individual Risk lines of business,

•                            Marine premiums written increased by $31.5 million from 2009 to 2010, all of which is reflected in the Property and Specialty Individual Risk line of business.

Montpelier Syndicate 5151 wrote $167.3 million of gross premiums during 2009, which represents a 44% increase over the $116.2 million in gross premiums written during 2008. The increase was primarily generated by Montpelier Syndicate 5151’s U.K.-based underwriters who wrote $119.1 million of gross premiums during 2009, as compared to $79.9 million during 2008. Montpelier Syndicate 5151’s U.S.-based underwriters wrote $48.2 million and $36.3 million of gross premiums during 2009 and 2008, respectively.

The largest drivers of the increase in 2009 gross premiums written related to marine business written within the Property and Specialty Individual Risk line of business and excess-of-loss and proportional contracts written within the Other Specialty - Treaty line of business.

Gross and net premiums written and ceded reinsurance premiums during the periods presented include amounts assumed and ceded as part of inter-segment excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 7.

Reinstatement premiums written within Montpelier Syndicate 5151 during 2010 and 2009 were $6.7 million and $1.8 million, respectively. No reinstatement premiums were written during 2008. The significant increase in reinstatement premiums written during 2010 related primarily to the earthquake in Chile that occurred in February 2010.

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

Various factors will continue to affect this segment’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in Montpelier Syndicate 5151’s models and the corresponding pricing required to meet its return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during the years ended December 31, 2010, 2009 and 2008 were $175.0 million, $133.1 million and $63.6 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s loss and LAE reserve activities for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Gross unpaid loss and LAE reserves - beginning	$96.0	$48.8	$4.2
Reinsurance recoverable on unpaid losses - beginning	(0.5)	—	—
Net unpaid loss and LAE reserves - beginning	95.5	48.8	4.2

Losses and LAE incurred:
Current year losses	141.0	72.1	46.7
Prior year losses	(19.5)	(7.5)	0.7
Total losses and LAE incurred	121.5	64.6	47.4

Net impact of foreign currency movements	(2.0)	(0.5)	0.6

Losses and LAE paid and approved for payment	(51.2)	(17.4)	(3.4)

Net unpaid loss and LAE reserves - ending	163.8	95.5	48.8
Reinsurance recoverable on unpaid losses - ending	2.6	0.5	—

Gross unpaid loss and LAE reserves - ending	$166.4	$96.0	$48.8

	December 31,
(Millions)	2010	2009

Gross IBNR	$106.3	$74.1
Gross Case Reserves	60.1	21.9
Total Gross Loss and LAE Reserves	$166.4	$96.0

Our best estimate for Montpelier Syndicate 5151’s ending gross loss and LAE reserves at December 31, 2010 and 2009 was $166.4 million and $96.0 million, respectively. Montpelier Syndicate 5151’s gross IBNR reserves as a portion of total gross reserves were 64% and 78% as of December 31, 2010 and 2009, respectively. The decrease in the percentage of gross IBNR reserves to total gross reserves from 2009 to 2010 is reflective of Montpelier Syndicate 5151 having a more mature book of business as well as it experiencing higher favorable prior year loss reserve development in 2010 than in 2009.

We estimated Montpelier Syndicate 5151’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in Montpelier Syndicate 5151’s reserving process during the year ended December 31, 2010.

The following table presents Montpelier Syndicate 5151’s net loss and LAE ratios for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Loss and LAE ratio - current year	80.6%	54.2%	73.4%
Loss and LAE ratio - prior year	(11.2)%	(5.6)%	1.1%

Loss and LAE ratio	69.4%	48.5%	74.5%

Current Year Loss and LAE

During 2010 Montpelier Syndicate 5151 incurred $141.0 million of current year net loss and LAE, $29.6 million of which resulted from the February 2010 earthquake in Chile. Most of the remaining 2010 current year loss and LAE was recognized during the year in order to provide for claims and events that have been incurred but not yet reported to us.

During 2009 Montpelier Syndicate 5151 incurred $72.1 million of current year net loss and LAE, nearly all of which was recognized during the year in order to provide for claims and events that had been incurred but not yet reported to us.

During 2008 Montpelier Syndicate 5151 incurred $46.7 million of current year net loss and LAE which related to several individual risk losses, as well as $6.8 million of losses relating specifically to Hurricanes Gustav and Ike.

Prior Year Loss and LAE development

During 2010, Montpelier Syndicate 5151 experienced $19.5 million of favorable development on its loss and LAE reserves relating to prior year losses. Losses associated with Hurricane Ike generated $1.0 million of the favorable development, and a further $1.7 million related to smaller claims and events. The remaining $16.8 million of favorable development related to losses that had been recognized in prior years in order to provide for events and claims not yet reported to us. These reserves were originally recorded largely on the basis of historical loss rates, industry data and actuarial judgment and experience as opposed to information received from  cedants and other customers. As these prior underwriting years have matured, Montpelier Syndicate 5151 has increased its reliance on the loss data it has  received, and as a result has reduced its estimate of ultimate losses, particularly in the Property Specialty - Treaty and Property and Specialty - Individual Risk lines of business.

During 2009, Montpelier Syndicate 5151 experienced $7.5 million of favorable development on its loss and LAE reserves relating to prior year losses. The primary drivers of the decreases were:

•                  The settlement of two individual risk losses below the amounts previously reserved, which represented $5.4 million of favorable development,

•                  A $2.6 million reduction in the estimated ultimate losses and LAE associated with Hurricane Ike.

This favorable development was partially offset by net adverse development affecting several classes of business.

During 2008, Montpelier Syndicate 5151 experienced $0.7 million in adverse development on its loss and LAE reserves relating to prior year losses.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
($ in millions)	2010	2009	2008
Acquisition costs	$34.4	$22.9	$10.4
Acquisition cost ratio	19.7%	17.2%	16.4%

General and administrative expenses	$35.6	$38.5	$32.7
General and administrative expense ratio	20.3%	28.9%	51.4%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable. Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate. Profit commissions for Montpelier Syndicate 5151 totaled $2.4 million, $1.0 million and $0.3 million during 2010, 2009 and 2008, respectively.  Montpelier Syndicate 5151 also incurred premium deficiency charges (reversals) of $(0.1) million, $(0.7) million and $0.1 million, respectively.

All other acquisition costs are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of the net of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers. Commission revenue on purchased reinsurance covers is earned over the same period that the corresponding premiums are expensed.

Absent profit commissions and premium deficiency charges (reversals), Montpelier Syndicate 5151’s acquisition cost ratio has gradually increased from 2008 to 2010. The primary reason for this increase is the growth in marine business, which is written at a higher acquisition cost ratio than most other business written by this segment.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008
Operating expenses	$28.7	$27.4	$28.4
Incentive compensation expenses	6.9	11.1	4.3
General and administrative expenses	$35.6	$38.5	$32.7

Montpelier Syndicate 5151’s operating expenses consist mainly of: (i) salaries, employee benefits and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland; (ii) intercompany allocations of information technology and risk modeling expenses; and (iii) fees from Lloyd’s.

Operating expenses have remained relatively stable during each of the years presented, with the year-to-year variation being largely attributable to fluctuations in Lloyd’s fees. In particular, during 2009 Montpelier Syndicate 5151 benefitted from a non-recurring $2.1 million Lloyd’s multi-year credit.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the year.

The decrease in Montpelier Syndicate 5151’s incentive compensation expenses recognized during 2010 versus 2009 reflects the reduction in our consolidated underwriting income experienced from year to year.

The increase in Montpelier Syndicate 5151’s incentive compensation expenses recognized during 2009 versus 2008 reflects a significant increase in our consolidated underwriting income experienced from year to year.

MUSIC

Underwriting results for MUSIC were as follows for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
($ in millions)	2010	2009	2008
Gross premiums written	$48.3	$24.3	$5.6
Ceded reinsurance premiums	(1.7)	(0.6)	—
Net premiums written	46.6	23.7	5.6
Change in net unearned premiums	(10.1)	(9.6)	(3.5)
Net premiums earned	36.5	14.1	2.1

Loss and LAE	(27.4)	(9.7)	(1.8)
Acquisition costs	(8.3)	(3.4)	(0.5)
General and administrative expenses	(10.5)	(9.0)	(5.0)
Underwriting loss	$(9.7)	$(8.0)	$(5.2)

Loss and LAE ratio	75.1%	68.8%	85.7%
Acquisition cost ratio	22.7%	24.1%	23.8%
General and administrative expense ratio	28.8%	63.8%	n/m %

GAAP combined ratio	126.6%	156.7%	n/m %

n/m - not meaningful

Premiums written and earned

MUSIC’s gross premiums written, all of which relate to its Property and Specialty Individual Risk line of business, have been continually increasing since its inception in 2007.  Ceded reinsurance premiums during 2010, 2009 and 2008 of $1.7 million, $0.6 million and zero, respectively, include amounts ceded to Montpelier Syndicate 5151 as part of an inter-segment excess-of-loss reinsurance agreement. See “Corporate and Other” under this Item 7.

Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s loss and LAE reserve activities for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Gross unpaid loss and LAE reserves - beginning	$15.4	$10.1	$16.7
Reinsurance recoverable on unpaid losses - beginning	(6.0)	(8.8)	(16.7)
Net unpaid loss and LAE reserves - beginning	9.4	1.3	—

Losses and LAE incurred:
Current year losses	28.3	9.3	1.8
Prior year losses	(0.9)	0.4	—
Total losses and LAE incurred	27.4	9.7	1.8

Losses and LAE paid and approved for payment	(7.5)	(1.6)	(0.5)

Net unpaid loss and LAE reserves - ending	29.3	9.4	1.3
Reinsurance recoverable on unpaid losses - ending	5.8	6.0	8.8

Gross unpaid loss and LAE reserves - ending	$35.1	$15.4	$10.1

	December 31,
(Millions)	2010	2009

Gross IBNR	$26.0	$11.4
Gross Case Reserves	9.1	4.0
Total Gross Loss and LAE Reserves	$35.1	$15.4

Our best estimate for MUSIC’s ending gross loss and LAE reserves at December 31, 2010 and 2009 was $35.1 million and $15.4 million, respectively.

We estimated MUSIC’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in MUSIC’s reserving process during the year ended December 31, 2010.

MUSIC’s gross ending unpaid loss and LAE reserves and reinsurance recoverables on unpaid losses include $5.8 million, $6.1 million and $8.8 million of remaining Acquired Reserves at December 31, 2010, 2009 and 2008, respectively. MUSIC holds a GAINSCO-maintained  trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best, which collectively support the Acquired Reserves. In addition, we have a full indemnity from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become our responsibility.

The following table presents MUSIC’s net loss and LAE ratios for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Loss and LAE ratio - current year	77.5%	66.0%	85.7%
Loss and LAE ratio - prior year	(2.4)%	2.8%	—%

Loss and LAE ratio	75.1%	68.8%	85.7%

As a result of MUSIC’s limited premium writings and loss experience, MUSIC’s loss and LAE expenses incurred to date primarily represent IBNR.  MUSIC’s (favorable) and unfavorable prior year loss reserve development to date has not been significant, totalling $(0.9) million and $0.4 million and zero in 2010, 2009 and 2008, respectively.

Underwriting Expenses

MUSIC incurred acquisition costs of $8.3 million, $3.4 million and $0.5 million for 2010, 2009 and 2008, respectively. The increases in MUSIC’s acquisition costs during these periods were largely consistent with the increases in MUSIC’s net earned premiums as evidenced by its consistent acquisition cost ratios during each of the years presented.

The following table summarizes MUSIC’s general and administrative expenses during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Operating expenses	$9.4	$7.4	$4.5
Incentive compensation expenses	1.1	1.6	0.5
General and administrative expenses	$10.5	$9.0	$5.0

MUSIC’s operating expenses of $9.4 million, $7.4 million and $4.5 million for 2010, 2009 and 2008, respectively, represent: (i) salaries, employee benefits and premises expenses; and (ii) intercompany allocations of information technology and other centrally-managed expenses.  The increase in operating expenses incurred during 2010 over 2009, was primarily due to a change in the manner in which Montpelier’s centrally-managed information technology costs are allocated.  The increase experienced during 2009 over 2008 was also due largely to an increase in information technology costs, as well as increases in employee-related costs associated with MUSIC’s growing operations.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the year.

The decrease in MUSIC’s incentive compensation expenses recognized during 2010 versus 2009 reflects the reduction in our consolidated underwriting income experienced from year to year.

The increase in MUSIC’s incentive compensation expenses recognized during 2009 versus 2008 reflects a significant increase in our consolidated underwriting income experienced from year to year.

BLUE OCEAN

Underwriting results for Blue Ocean, which was liquidated and dissolved in 2009, for the year ended December 31, 2008, were as follows.

($ in millions)	Year Ended Dec. 31, 2008

Gross premiums written	$0.1
Ceded reinsurance premiums	—
Net premiums written	0.1
Change in net unearned premiums	3.0
Net premiums earned	3.1

Loss and LAE	—
Acquisition costs	(0.2)
General and administrative expenses	(0.9)
Underwriting income	$2.0

Loss and LAE ratio	—%
Acquisition cost ratio	6.5%
General and administrative expense ratio	29.0%

GAAP combined ratio	35.5%

Blue Ocean was formed in order to capitalize on the attractive market conditions that existed in the property casualty retrocessional market following the 2005 hurricane season. While early pricing conditions for this segment were strong, increased competition and weaker demand experienced at the end of 2006 and throughout 2007 adversely impacted pricing.

During 2007 Blue Ocean Re ceased writing new business and during 2008 Blue Ocean Re was deregistered as a Bermuda insurer.

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

Our Corporate and Other results for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
(Millions)	2010	2009	2008

Gross premiums written	$(13.7)	$(9.1)	$(5.3)
Ceded reinsurance premiums	13.7	9.1	5.3
Net premiums written	—	—	—
Change in net unearned premiums	—	—	—
Net premiums earned	—	—	—

Loss and LAE	—	—	—
Acquisition costs	—	—	—
General and administrative expenses	(26.8)	(27.4)	(20.1)
Underwriting loss	$(26.8)	$(27.4)	$(20.1)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151, and between Montpelier Syndicate 5151 and MUSIC. The premiums associated with these inter-segment arrangements during the years presented were as follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$12.4	$—	$12.4	$8.6	$—	$8.6
Montpelier Syndicate 5151	1.3	(12.4)	(12.1)	0.5	(8.6)	(8.1)
MUSIC	—	(1.3)	(0.3)	—	(0.5)	(0.5)
Total inter-segment premiums	$13.7	$(13.7)	$—	$9.1	$(9.1)	$—

During 2008, Montpelier Syndicate 5151 ceded $5.3 million of reinsurance premiums to Montpelier Bermuda.  MUSIC was not a party to any inter-segment reinsurance arrangements during 2008.

The following table summarizes the general and administrative expenses of Corporate and Other during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Operating expenses	$15.1	$11.5	$15.2
Incentive compensation expenses	11.7	15.9	5.3
Management services	—	—	(0.4)
General and administrative expenses	$26.8	$27.4	$20.1

Operating expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company.  The increase in operating expenses for 2010, as compared to 2009, was primarily attributable to a change in the manner in which Montpelier’s centrally-managed information technology costs are allocated. The decrease in operating expenses for 2009, as compared to 2008, was primarily attributable to: (i) a reduction in consulting services for information technology implementations; (ii) reduced legal expenses regarding corporate matters; (iii) lower audit fee allocations; and (iv) reduced insurance allocations.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the year.

The decrease in incentive compensation expenses recognized during 2010 versus 2009 reflects the reduction in our consolidated underwriting income experienced from year to year.

The increase in incentive compensation expenses recognized during 2009 versus 2008 reflects a significant increase in our consolidated underwriting income experienced from year to year.

Management services for 2008 represented underwriting, risk management, claims management, ceded retrocession agreement management, actuarial and accounting service fees provided to Blue Ocean, while it was in existence.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Investments

The following table summarizes our consolidated net investment income and total investment return for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
($ in millions)	2010	2009	2008

Investment income	$81.7	$89.0	$94.2
Investment expenses	(7.7)	(8.0)	(7.8)
Net investment income	74.0	81.0	86.4
Net realized investment gains (losses)	33.6	19.9	(73.6)
Net unrealized investment gains (losses)	17.0	161.9	(171.3)
Net foreign exchange transaction gains on cash and investments	1.4	—	9.6
Net foreign exchange translation gains (losses) on cash and investments	(4.1)	0.8	(12.9)
Change in fair value of Symetra	—	(0.5)	0.9
Reclassification of inception-to-date net unrealized gains - Symetra	(2.6)	—	—
Total return on investments ($)	$119.3	$263.1	$(160.9)

Weighted average investment portfolio, including cash and cash equivalents	$2,676	$2,569	$2,616
Total return on investments (%)	4.4%	10.2%	(6.2)%

Our total investment return for 2010 was significantly lower than that of 2009, due to lower net realized and unrealized investment gains and net investment income experienced in 2010.  Our total investment return for 2009 was significantly higher than that of 2008, due to net realized and unrealized investment gains (versus net realized and unrealized losses in 2008) offsetting reductions in net investment income experienced in 2009.

Our investment income decreased in 2010 and 2009, as compared to 2008, mainly as a result of continual declines in short-term interest rates and reductions in dividend income earned on a smaller average portfolio of equity securities.  In addition, we discontinued our securities lending program during the second quarter of 2008.  Fees earned from our securities lending program during 2008 were recorded as additional investment income.

Our investment expenses were fairly consistent throughout each of the years presented and are impacted by our balances under management and changes in the allocation of invested balances among our various investment managers.  As of December 31, 2010, 2009 and 2008, our ending investment portfolio, including cash and cash equivalents, totaled $2,765 million, $2,668 million and $2,355 million, respectively.

During 2010 we experienced $21.2 million in net realized and unrealized gains from our fixed maturity portfolio, $25.1 million in net realized and unrealized gains from our equity portfolio and $4.3 million in net realized and unrealized gains from our other investments. The fixed maturity gains and the majority of the other investment gains we experienced during 2010 were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries. In addition, we experienced a $4.3 million realized loss from a limited partnership investment carried as an other investment. The equity portfolio gains we experienced during 2010 followed a consistent trend to that of the U.S. equity market, as measured by the S&P 500 Index.

During 2009 we experienced $104.2 million of net realized and unrealized gains from our fixed maturity investments, $74.6 million in net realized and unrealized gains from our equity investments and $3.0 million in net realized and unrealized gains from our other investments. The fixed maturity gains and the majority of the other investment gains we experienced during 2009 were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries.  Our equity portfolio also experienced net gains during 2009, benefitting from gains in the U.S. equity market as a whole.

During 2008 we experienced $82.4 million of net realized and unrealized losses from our fixed maturity investments and securities lending collateral, $103.5 million in net realized and unrealized losses from our equity investments and $59.0 million in net realized and unrealized losses from our other investments. The significant fixed maturity and other investment losses we experienced during 2008 were largely the result of credit concerns for corporate and asset-backed debt securities.  Our equity portfolio also experienced significant losses during 2008, suffering from losses in the U.S.

equity market as a whole.  The net realized investment losses recorded during 2008 principally resulted from a $17.5 million loss within our fixed maturity portfolio resulting from the bankruptcy of Lehman Brothers and $43.6 million in losses within our other investment portfolio attributable to two leveraged limited partnership funds which specialized in distressed loans.

During 2010, 2009, and 2008 we experienced net foreign exchange gains (losses) on cash and investments of $(2.7) million, $0.8 million and $(3.3) million, respectively. The foreign exchange gains (losses) experienced during these years are due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact, principally the British pound and the European Union euro.

During 2009 and 2008 we recorded unrealized gains (losses) from our investment in Symetra Financial Corporation (“Symetra”) of $(0.5) million and $0.9 million, respectively. Our investment in Symetra was acquired in a private placement in 2004 and, in January 2010, Symetra’s common shares began trading on the New York Stock Exchange under the symbol SYA.  As a result, during 2010 we reclassified the cumulative net appreciation associated with our investment in Symetra, which totaled $2.6 million at December 31, 2009, from other comprehensive income to net unrealized investment gains on the Company’s consolidated statements of operations and moved that investment from other investments to equity securities on the Company’s consolidated balance sheets. Symetra provides retirement plans, employee benefits, life insurance and annuities through a national network of independent advisors and agents.

As of December 31, 2010, $85.2 million, or 3.4%, of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at December 31, 2010 consisted primarily of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded and; (ii) with respect to other investments, certain limited partnership interests.

As of December 31, 2009, $202.6 million, or 8.3%, of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at December 31, 2009 consisted primarily of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; (ii) with respect to equity securities, certain preferred instruments; and (iii) with respect to other investments, certain limited partnership interests and our investment in Symetra.

As of December 31, 2008, $191.3 million, or 9.3%, of our total invested assets measured at fair value were considered to be Level 3 assets. Our investments classified as Level 3 at December 31, 2008 primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, convertible debt and asset-backed securities, many of which are not actively traded; (ii) with respect to equity securities, warrants to acquire equity securities and certain non-U.S. securities; and (iii) with respect to other investments, our investment in Symetra.

The decrease in our Level 3 securities from December 31, 2009 to December 31, 2010, was the result of sales of bank loans within our portfolio of corporate debt securities, as well as increased pricing transparency associated with certain residential mortgage-backed and corporate fixed-maturity securities historically classified as Level 3, which resulted in a shift of such investments to Level 2. In addition, during 2010 our investment in Symetra was reclassified from Level 3 to Level 1 when its common shares began trading on the New York Stock Exchange.

The decrease in our Level 3 securities from December 31, 2008 to December 31, 2009, was the result of an increase in pricing transparency of certain of our fixed maturities historically classified as Level 3.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Net foreign exchange transaction losses on insurance and reinsurance balances	$0.9	$(2.5)	$(2.0)
Net foreign exchange translation gains on cash and investments	1.4	—	9.6
Net foreign exchange gains (losses)	$2.3	$(2.5)	$7.6

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction gains on cash and investments.

Our net foreign exchange transaction gains (losses) on insurance and reinsurance balances represent realized gains and losses, primarily resulting from cash and premiums receivable by Montpelier Bermuda and Montpelier Syndicate 5151 in currencies other than the U.S. dollar.  These transaction gains and losses do not include fluctuations associated with our loss and LAE, which we record as favorable or (unfavorable) loss reserve development.

From time to time we have entered into foreign currency exchange agreements in order to mitigate the financial effects of these foreign exchange rate fluctuations.  See “Net Expense from Derivative Instruments” below.

Net Income (Expense) from Derivative Instruments

The following table presents our consolidated net income (expense) from derivative instruments during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Hurricane Option	$—	$—	$(1.0)
ILW Swaps	(0.3)	—	(0.7)
CAT Bond Protection	—	(0.2)	(11.9)
Foreign Exchange Contracts	2.1	(0.6)	(4.1)
Interest Rate Contracts	(0.1)	—	—
Investment Options and Futures	(6.7)	8.1	1.8
CAT Bond Facility	—	—	1.0
ILW Contracts	0.3	—	0.6

Net income (expense) from derivative instruments	$(4.7)	$7.3	$(14.3)

A description of each of our derivative instrument activities follows:

Hurricane Option

In March 2008 we purchased the Hurricane Option, an option on hurricane seasonal futures traded on the Chicago Mercantile Exchange, in order to provide protection against our eastern U.S. hurricane exposure.  Our maximum possible recovery under the Hurricane Option was $5.0 million and it expired without value in November 2008.

We recorded an expense of $1.0 million associated with the Hurricane Option during 2008.

ILW Swaps

In April 2008 we entered into ILW Swap I with a third-party in order to provide protection against our U.S. hurricane exposure.  In return for a fixed-rate payment of $0.7 million, we received a floating-rate payment which was triggered on the basis of losses incurred by the insurance industry as a whole. Our maximum recovery under ILW Swap I was $5.0 million. ILW Swap I expired without value in April 2009.

In November 2010 we entered into ILW Swap II with a third-party in order to provide protection against our U.S. earthquake and Europe windstorm exposures through June 30, 2011.  In return for a fixed-rate payment of $1.0 million, we receive a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. Our maximum recovery under ILW Swap II is $5.0 million.

We recorded expenses of $0.3 million and $0.7 million associated with the ILW swaps during 2010 and 2008, respectively.

CAT Bond Protection

In December 2005, we purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party that financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matured in January 2009. Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For that reason, this transaction was accounted for as a derivative, rather than as a reinsurance transaction, and was carried at fair value.

Contract payments expensed in connection with the CAT Bond Protection were calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche.

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by us under this coverage.

We recorded expenses of $0.2 million and $11.9 million associated with the CAT Bond Protection during 2009 and 2008, respectively.

Foreign Exchange Contracts

From time to time we, either directly or indirectly through our investment managers, enter into foreign currency exchange agreements which constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. We enter into these agreements in connection with our underwriting and investing activities.

Those Foreign Exchange Contracts related to our underwriting activities do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies; rather, they are designed to protect us against adverse movements in foreign exchange rates. Those Foreign Exchange Contracts related to our investing activities are designed to either protect us from adverse movements in foreign exchange rates or to enhance our investment performance.

Our open Foreign Exchange Contracts at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars. Our open Foreign Exchange Contracts at December 31, 2009 were denominated in European Union euros and Canadian dollars.

We recorded income (expense) of $2.1 million, $(0.6) million and $(4.1) million associated with the Foreign Exchange Contracts during 2010, 2009 and 2008, respectively.

Interest Rate Contracts

From time to time our investment managers enter into various interest rate derivative contracts whose values are based on the right to pay or receive a notional amount of money at a given interest rate. These instruments are used to either limit our exposure to fluctuations in specified interest rates or to address an anticipated change in interest rates.

We recorded an expense of $0.1 million associated with the Interest Rate Contracts during 2010.

Investment Options and Futures

From time to time we enter into various exchange-traded investment options and futures as part of our investing strategy. As of December 31, 2010 and 2009, we had open long option positions with a fair value of $2.2 million and $1.8 million, respectively.

We recorded income (expense) of $(6.7) million, $8.1 million and $1.8 million associated with the Investment options and Futures during 2010, 2009 and 2008, respectively.

CAT Bond Facility

In June 2006 we entered into the CAT Bond Facility under which we were entitled to receive contract payments from a third-party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value was marked to market over the terms of the bonds; the difference was settled on a monthly basis. These marked-to-market adjustments, in addition to any interest earned on the bonds, were included as a component of net income (expense) from derivative instruments.

In June 2008 the CAT Bond Facility was terminated and we purchased the underlying CAT Bonds from the counterparty at their fair value.

We recorded income of $1.0 million associated with the CAT Bond Facility during 2008.

ILW Contracts

In August 2007 and April, 2010, we entered into ILW Contracts with third-parties under which qualifying loss payments are triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  Each ILW Contract was designed to provide the insured with $15.0 million of protection resulting from industry losses of stated amounts. The first of these ILW Contracts covered losses from all natural perils within the U.S., and expired in August 2008 without any payment required by us. The second ILW Contract expires in March 2011, and covers losses incurred in several U.S. states resulting from earthquake damage.  We received consideration of $4.0 million and $0.5 million for the first and second ILW Contract, respectively.

We recorded income of $0.3 million and $0.6 million associated with the ILW Contracts during 2010 and 2008, respectively.

Gain on Early Extinguishment of Debt

During 2010 we repurchased and retired $1.0 million in principal amount of our Senior Notes. The loss recognized on the transaction, representing the difference between the amount of consideration paid and the carrying value of the Senior Notes repurchased, was less than $0.1 million.

During 2009 we repurchased and retired $21.0 million in principal amount of our Senior Notes and recognized a gain of $5.9 million representing the difference between the $15.1 million in consideration paid and the carrying value of the Senior Notes repurchased.

Other Revenue

Our consolidated other revenue is comprised of: (i) services provided to third parties consisting of commissions earned by PUAL and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; and (ii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms. The following table summarizes our consolidated other revenue for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Services provided to third parties	$0.5	$0.4	$0.3
Interest on funds advanced	0.3	0.1	0.7

Other revenue	$0.8	$0.5	$1.0

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Millions)	2010	2009	2008

Interest expense and amortization of discount - Senior Notes	$14.0	$14.5	$15.3
Interest expense - Trust Preferred Securities	8.7	8.7	8.7
Interest expense - Blue Ocean Debt	—	—	0.2
Letter of credit and trust fees	1.9	3.1	2.6

Interest and other financing expenses	$24.6	$26.3	$26.8

Our interest and other financing expenses decreased during 2010, as compared to 2009.  The reduction in interest expense experienced in 2010 was due to the repurchase of $1.0 million and $21.0 million of our Senior Notes in 2010 and 2009, respectively.  The reduction in letter of credit and trust fees experienced during 2010 was the result of the Lloyd’s Deposit Trust Deed and Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) replacing two non-renewed letter of credit facilities that expired during 2010.

Our interest and other financing expenses also decreased during 2009, as compared to 2008.  The reduction in interest expense experienced in 2009 was due primarily to the repurchase of $21.0 million of our Senior Notes in 2009.  The increase in letter of credit and trust fees experienced in 2009 related primarily to our Lloyd’s Standby Letter of Credit Facility, which was increased from £110.0 million to $230.0 million during 2009.

Senior Notes

During 2003, we issued $250.0 million of Senior Notes. The Senior Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013.  As of December 31, 2010 and 2009, we had $228.0 million and $229.0 million of principal amount of Senior Notes outstanding, respectively, with an unamortized carrying value of $227.7 million and $228.6 million, respectively.

Trust Preferred Securities

In January 2006 we participated in a private placement of $100.0 million of floating rate capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at our option at par beginning March 30, 2011, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.

Blue Ocean Debt

In November 2006 we obtained a secured loan of $75.0 million from a syndicate of lenders (the “Blue Ocean Debt”).  The Blue Ocean Debt had an initial maturity date of February 28, 2008.  The Blue Ocean Debt bore interest on the outstanding principal amount at a rate equal to a base rate plus a margin of 200 basis points.  We repaid the Blue Ocean Debt in full in January 2008.

Letter of Credit Facilities and Trusts Arrangements

In the normal course of business we maintain letter of credit facilities and provide letters of credit to third parties as a means of providing collateral and/or statutory credit to certain of our constituents. In addition, during 2010 we established two trust arrangements as an alternative means of providing these assurances.  See “Liquidity and Capital Resources” contained in Item 7.

Income Tax Provision

Our consolidated income tax provision for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Current tax expense (benefit):
U.S. Federal	$—	$—	$—
U.S. state	—	0.1	0.1
Non-U.S.	—	(1.3)	1.2
Current tax provision (benefit)	$—	$(1.2)	$1.3

Deferred tax expense (benefit):
U.S. Federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	(1.3)	2.3	(0.2)
Deferred tax expense (benefit)	(1.3)	2.3	(0.2)
Income tax expense (benefit)	$(1.3)	$1.1	$1.1

We are domiciled in Bermuda and have subsidiaries that are domiciled in several other countries, including the U.S., the U.K. and Switzerland.  At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until 2016.  The Minister of Finance has recently indicated that this exemption will be extended to 2035 but the required legislation for this action has not yet been brought before the Bermuda legislature.

Our U.S. subsidiaries have not generated any U.S. Federal taxable income to-date.  Our U.S. subsidiaries incurred zero, $0.1 million and $0.1 million in U.S. state income taxes during 2010, 2009 and 2008, respectively.

Our U.K. and Swiss subsidiaries generated $(1.2) million, $4.8 million and $2.9 million of non-U.S. taxable income (loss) for the years ended December 31, 2010, 2009 and 2008, respectively.  These non-U.S. subsidiaries incurred $(1.3) million, $1.0 million and $1.0 million in non-U.S. income taxes during the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010 we re-characterized an existing intercompany loan among two of our wholly-owned subsidiaries as a contribution of capital.  In connection this re-characterization, we recorded a $1.0 million income tax benefit representing: (i) current and prior year reversals of U.K. deferred income tax expense; and (ii) the amended treatment of foreign exchange gains experienced while the loan was outstanding.

Excess of Fair Value of Acquired Net Assets Over Cost - Blue Ocean

In 2008 we acquired all the remaining outstanding common shares of Blue Ocean for $30.5 million in cash. This transaction resulted in an extraordinary gain of $1.0 million representing the excess of fair value of acquired net assets over our cost.

Net income attributable to noncontrolling interest in Blue Ocean

In 2008 we had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million.  As a result of the Blue Ocean Transaction, no portion of our 2010 and 2009 net income was attributable to noncontrolling interests.

III.  Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to common shareholders and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $0.10 per Common Share per quarter. Any future determination to pay dividends or distributions to our shareholders will, however, be at the discretion of our Board of Directors and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of December 31, 2010, our fixed maturities had an average credit quality of “AA” (Very Strong) by Standard & Poor’s and an average duration of 3.4 years.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of December 31, 2010, our sources of immediate and unencumbered liquidity consisted of: (i) $148.0 million of cash and cash equivalents; (ii) $191.5 million in highly liquid fixed maturity investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $382.1 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.  We also believe that we have additional liquidity within our portfolio of equity securities.

During the years ended December 31, 2010, 2009 and 2008, we were able to meet all of our cash obligations.  We anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

In 2008 our former $50.0 million one-year operational revolving credit facility expired and we elected not to renew that facility.

Capital Resources

Capital Resources

The following table summarizes our capital structure as of December 31, 2010 and December 31, 2009:

	December 31,
(Millions)	2010	2009

Senior Notes, at face value	$228.0	$229.0
Trust Preferred Securities	100.0	100.0
Total debt and Trust Preferred Securities	$328.0	$329.0

Common Shareholders’ Equity	1,628.8	1,728.5

Total Capital	$1,956.8	$2,057.5

Our total capital decreased by $100.7 million during 2010 as a result of our recording comprehensive income of $208.7 million, recognizing $10.9 million of additional paid-in capital through the amortization and issuances of share based compensation, offset by reductions from repurchasing $1.0 million of our Senior Notes, declaring $25.5 million in dividends to our shareholders and repurchasing $293.8 million of Common Shares.

Our Senior Notes mature on August 15, 2013 and we currently intend to refinance this obligation prior to its maturity.  Whereas we believe that current market conditions would permit such a refinancing on reasonable terms, future terms and conditions may prove to be unfavorable.  In the event we are unable to refinance the Senior Notes prior to their maturity, we would expect to be in a position to repay that obligation with internal funds.

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

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are more unfavorable to us and our shareholders than those contained within our current capital structure. More specifically, any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to our existing Common Shares.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, financial condition and operating results could be adversely affected.

Letter of Credit Facilities

In the normal course of business, we maintain letter of credit facilities and provide letters of credit to third parties as a means of providing collateral and/or statutory credit to certain of our constituents. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $376.7 million and $835.8 million at December 31, 2010 and 2009, respectively. The following table outlines these facilities as of December 31, 2010:

Secured operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date

Syndicated Facility: Tranche B	$9.3	$9.3	Aug. 2010
Syndicated 5-Year Facility (I)	500.0	36.6	June 2011
Syndicated 5-Year Facility (II)	215.0	173.6	June 2012
Bilateral Facility	100.0	8.0	None

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral. As of December 31, 2010 and 2009, our debt to capital ratio (which, as defined in such agreements, is currently the ratio of the amount of the Senior Notes outstanding divided by the sum of the Senior Notes outstanding and the Company’s common shareholders’ equity) was 12.3% and 11.7%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A-”.

Effective August 4, 2010, our Syndicated Facility: Tranche B, which had a capacity of $225.0 million, expired under its terms and was not renewed. As a result: (i) we can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit drawn under the facility will have to be renewed into an alternate facility upon expiry. This facility is subject to an annual commitment fee of 0.225% on drawn balances and, while active, was subject to an annual commitment fee of 0.075% on undrawn balances.

Our Syndicated 5-Year Facility (I) is subject to an annual commitment fee of 0.275% on drawn balances and 0.075% on undrawn balances.  In June 2011 this facility, which has a capacity of $500.0 million, is scheduled to expire under its terms.  We have not yet formally decided whether to renew this facility, replace this facility with a new letter of credit facility or allow it to expire. Whereas we believe that current market conditions would permit us to renew or replace this facility, the current indicative terms and conditions of such a facility would not be as favorable as those currently in effect and our future financing expenses would be adversely effected.  In the event we are unable or unwilling to renew or replace this expiring facility, we would expect to be in a position to replace the expiring facility with spare capacity within the Reinsurance Trust.

Our Syndicated 5-Year Facility (II) is subject to an annual commitment fee of 0.225% on drawn balances and 0.08% on undrawn balances.

Our Bilateral Facility is subject to an annual commitment fee of 0.40%, which was increased effective April 1, 2010 from 0.20%.  The commitment fee is charged on drawn balances only.

During 2010 we voluntarily terminated a $230.0 million letter of credit facility (the “Lloyd’s Standby Facility”), which was formerly used to meet our ongoing Fund’s at Lloyds “FAL” requirements, and entered into the Lloyd’s Capital Trust for such purposes. See “Trust Arrangements” below.

Trust Arrangements

Effective September 30, 2010, we established the Reinsurance Trust as an alternative means of providing statutory credit to certain of our U.S. cedants. The initial minimum value of the Reinsurance Trust was set at $20.0 million plus the amount of our reinsurance liabilities to such cedants (which were $54.8 million at December 31, 2010). As of December 31, 2010, the fair value of all assets held in the Reinsurance Trust was $101.4 million.

Effective March 31, 2010, we entered into the Lloyd’s Capital Trust in order to meet our ongoing FAL requirements. As of December 31, 2010, the fair value of all assets held in the Lloyd’s Capital Trust was $249.5 million.

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2010:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total

Loss and LAE reserves	$274.6	$312.5	$114.1	$83.4	$784.6
Debt	—	228.0	—	100.0	328.0
Interest and other finance expenses	20.5	31.0	8.3	84.2	144.0
Unsettled purchases of investments	108.9	—	—	—	108.9
Noncancellable operating leases	7.0	11.3	7.5	2.2	28.0
Unfunded investment commitments	5.0	—	—	—	5.0
Total contractual obligations and commitments	$416.0	$582.8	$129.9	$269.8	$1,398.5

Our loss and LAE reserves do not have contractual maturity dates.  The expected loss and LAE reserve obligations presented above are based on historical loss and LAE reserve payment patterns.

Our debt and interest and other financing obligations presented above assume that we do not exercise our option to redeem the Trust Preferred Securities at par in March 2011 and that, for all periods thereafter through March 2036, interest on the Trust Preferred Securities accrues at the applicable floating rate of 3-month LIBOR plus 380 basis points.  Our letter of credit facilities, each of which is cancellable within one year, are assumed to be fully cancelled at December 31, 2011.

As of December 31, 2010, we had unfunded commitments to invest $5.0 million into three separate private investment funds. For purposes of this presentation, it is assumed that all of our unfunded commitments are called during 2011.

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures each constitute off-balance sheet arrangements.

Excluding the off-balance sheet derivative transactions outlined above, as of December 31, 2010, we are not party to any other off-balance sheet transaction that we believe is material to our investors.

Cash Flows

For the Year Ended December 31, 2010

Our cash flows provided from operations totaled $317.7 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $189.3 million.

Our cash flows provided from investing activities totaled $30.3 million, resulting from the following:

•                  we paid $19.3 million for net purchases of fixed maturity investments,

•                 we received $52.9 million from net sales of equity securities and other investments,

•                  we paid $7.8 million in net settlements of investment-related derivative instruments,

•                  we had a $14.9 million decrease in our restricted cash,

•                  we paid $9.8 million in investment performance fees, and

•                  we paid $0.6 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $315.8 million, resulting from the following:

•                  we paid $1.0 million to repurchase and retire a portion of our Senior Notes,

•                  we paid $288.6 million to repurchase Common Shares, and

•                  we paid $26.2 million in dividends to our common shareholders.

We also experienced a $2.0 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the Year Ended December 31, 2009

Our cash flows provided from operations were $233.1 million which resulted primarily from premiums received, net of acquisition costs, exceeding net paid losses of $213.0 million.

Our cash flows used for investing activities totaled $175.6 million, resulting from the following:

•                  we paid $393.6 million for net purchases of fixed maturities,

•                  we received $244.8 million from net sales of equity securities and other investments,

•                  we received $9.5 million from net settlements of investment-related derivative contracts,

•                  we had a $33.8 million increase in our restricted cash, and

•                  we paid $2.5 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $121.9 million, resulting from the following:

•                  we paid $15.1 million to repurchase and retire a portion of our Senior Notes,

•                  we received $32.0 million in connection with the termination of the second Forward Share Agreement,

•                  we paid $112.6 million to repurchase Common Shares, and

•                  we paid $26.2 million in dividends to our common shareholders.

We also experienced a $5.6 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

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

Our cash flows provided from investing activities totaled $249.7 million, resulting from the following:

•                  we received $301.6 million from net sales and maturities of fixed maturities,

•                  we paid $254.8 million for net purchases of equity securities and other investments,

•                  we paid $1.8 million in net settlements of investment-related derivative contracts,

•                  we had $193.4 million in net dispositions of securities lending collateral,

•                  we paid $1.0 million in connection with the termination of our securities lending program,

•                  we had a $27.2 million decrease in our restricted cash, and

•                  we paid $14.9 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $516.2 million which resulted from the following:

•                  we paid $129.8 million to repurchase Common Shares,

•                  we paid $28.4 million in dividends to our common shareholders,

•                  we paid $75.0 million to retire Blue Ocean’s debt, paid $38.1 million in distributions and redemptions to Blue Ocean’s noncontrolling common shareholders and paid $21.0 million in dividends and redemptions to Blue Ocean’s noncontrolling preferred shareholders,

•                  we paid $30.5 million to acquire all the remaining outstanding common shares of Blue Ocean, and

•                  we had a $193.4 million net reduction in securities lending payable.

We also experienced a $0.9 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

IV.  Summary of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) our loss and LAE reserves; (ii) our written and earned insurance and reinsurance premiums; (iii) our ceded reinsurance; and (iv) our share based compensation.

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

Our loss and LAE relating to short-tail property risks are typically reported and settled more promptly than those relating to our long-tail risks, mainly our casualty risks. However, the timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, whether the losses are from policies in force with primary insurers or with reinsurers and where we fall within the cedant’s overall reinsurance program.

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported to us and may include a provision for expected future development on our case reserves).

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

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established. Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles. The Audit Committee of our Board of Directors meets with our independent actuaries at least once annually and receives our internal reserve analyses each quarter and the independent actuaries’ summary reserve analysis annually.

Our primary focus is on short-tail property treaty reinsurance, written on both an excess-of-loss and proportional basis. We also underwrite certain direct insurance and facultative reinsurance, as well as casualty specialty risks. The nature and extent of management judgment involved in the reserving process depends upon the type of business.

Most of our treaty reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes, terrorism, large individual property risks, and marine, space and aviation risks. Given the high-severity, low-frequency nature of these events, the losses typically generated do not lend themselves to traditional actuarial reserving methods. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

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

While the approach we use in reserving for large events is applied with consistency, at any point in time the specific reserving assumptions may vary among contracts. The assumptions for a specific contract may depend upon the class of business, historical reporting patterns of the cedant, whether or not the cedant provides an IBNR estimate, how much of the loss has been paid, the number of underlying claims still open and other factors. For example, the expected loss development for a contract with 1% of claims still outstanding would likely be less than for a contract with 50% of claims still open.

For non-catastrophe losses, we often apply trend-based actuarial methodologies in setting reserves, including paid and incurred loss development, Bornheutter-Ferguson and frequency and severity techniques. We also utilize industry loss ratio and development pattern information in conjunction with our own experience. The weight given to a particular method will depend on many factors, including the homogeneity within the class of business, the volume of losses, the maturity of the accident year and the length of the expected development tail. For example, development methods rely on reported losses, while expected loss ratio methods are typically based on expectations in place prior to a notification of loss. Therefore, as an accident year matures, we may shift weight from an expected loss ratio method to an incurred development method.

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

As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedant and may include paid losses, estimated case reserves, and, infrequently, an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting varies among ceding companies, which adds further uncertainty to the estimation of our ultimate losses. The nature and extent of information received from ceding companies also varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot be reliably measured. Additional risks to us involved in the reporting of retrocessional contracts include varying reserving methodologies used by the original cedants and an additional reporting lag due to the time required for the retrocedant to aggregate its assumed losses before reporting them to us.  Furthermore, the number of contractual intermediaries is normally greater for retrocessional business than for direct business, thereby increasing the time lag and imprecision associated with loss reporting.

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

The nature and extent of loss information provided under many facultative and per occurrence excess contracts, where company personnel work closely with the ceding company in settling individual claims, may not differ significantly from the information received under a primary insurance contract. Loss information from aggregate excess-of-loss contracts, including catastrophe losses and proportional treaties, will often be less detailed. Occasionally, such information is reported in summary format rather than on an individual claim basis.

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

Estimating loss reserves for our modest book of longer-tail casualty reinsurance business, which can be either on an excess-of-loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process described above, casualty business can be subject to longer reporting lags than property business, and claims often take many years to settle. During this period, additional factors and trends will be revealed and as they become apparent we will adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book. Any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2010 and 2009, we recorded gross loss and LAE reserves related to our casualty business of $210.7 million and $188.8 million, respectively.

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.  At December 31, 2010 and 2009, we did not have a significant backlog in either our insurance or reinsurance claims processing.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in loss and LAE significantly greater or less than the reserves initially established. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or impairing our results if the prior year reserves prove to be insufficient. We expect volatility in our results in periods that significant loss events occur because GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we do not record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

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

The following tables provide the details of our gross case reserves and IBNR, by line of business, at December 31, 2010 and 2009:

(Millions)	Gross IBNR at Dec. 31, 2010	Gross Case Reserves at Dec. 31, 2010	Gross Loss and LAE Reserves at Dec. 31, 2010

Property Catastrophe - Treaty	$101.8	$121.7	$223.5
Property Specialty - Treaty	92.8	52.5	145.3
Other Specialty - Treaty	202.5	55.3	257.8
Property and Specialty Individual Risk	95.1	62.9	158.0
Total	$492.2	$292.4	$784.6

	Gross IBNR at Dec. 31, 2009	Gross Case Reserves at Dec. 31, 2009	Gross Loss and LAE Reserves at Dec. 31, 2009

Property Catastrophe - Treaty	$112.7	$68.8	$181.5
Property Specialty - Treaty	97.8	61.2	159.0
Other Specialty - Treaty	173.7	51.9	225.6
Property and Specialty Individual Risk	65.8	48.9	114.7
Total	$450.0	$230.8	$680.8

Provided we do not experience a significant loss late in the calendar year, the portion of our loss reserves at year-end represented by IBNR tends to be lower for large loss events than it does for loss events of lower severity.  During 2010, a year with a high level of large losses as compared to 2009, our IBNR reserves decreased year-to-year relative to our total reserves.

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

We have determined that our best estimates for our gross loss and LAE reserves at December 31, 2010 and 2009 were $784.6 million and $680.8 million, respectively. Of these estimates, at December 31, 2010 and 2009, $108.0 million and $67.0 million related to our insurance business, respectively, and $676.6 million and $613.8 million related to our reinsurance business, respectively.

Favorable development of prior period net losses experienced as a percentage of our opening net loss reserves across all underwriting years were 17.9%, 11.0% and 14.7% for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $108.3 million. The net income and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

Written and Earned Insurance and Reinsurance Premiums

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

Our assumed treaty reinsurance premium is written on an excess-of-loss or on a pro-rata basis. Reinsurance contracts are typically written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate such premiums when purchasing reinsurance coverage. For the majority of excess-of-loss contracts, including insurance contracts, a deposit or minimum premium is defined in the contract wording. The deposit or minimum premium is based on the ceding companies’ estimated premiums, and this estimate is recorded as written premium in the period the underlying risks incept. In the majority of cases, this premium is adjustable at the end of the contract period to reflect the changes in underlying risks in force during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which is normally within six months to one year subsequent to the expiration of the policy. To date these adjustments have not been significant.

For pro-rata contracts and certain excess-of-loss contracts in which a deposit or minimum premium is not specified in the contract, we record an estimate of written premiums in the period in which the underlying insurance policies incept. The premium estimate is based on information provided by ceding companies at the inception of the contract.  When the actual premium is reported by the ceding company, typically on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

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

Excess-of-loss contracts often include contract terms that require an automatic reinstatement of coverage in the event of a loss. The associated reinstatement premium is normally calculated on the basis of (a) a fixed percentage (normally 100%) of the deposit or minimum premium and (b) the proportion of the original limit exhausted.  In a year of large loss events, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We accrue reinstatement premiums on a basis consistent with our estimates of loss and LAE.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing. In addition, we may also review the financial condition of ceding companies. Based on our reviews, we established allowances of $3.0 million and $2.3 million for uncollectible insurance and reinsurance premiums receivable as of December 31, 2010 and 2009, respectively, each of which represented less than one-half of one percent of our consolidated net insurance and reinsurance premiums earned in those years.

Ceded Reinsurance

In the normal course of business, we purchase reinsurance from third parties in order to manage our exposures. The amount of ceded reinsurance that we buy varies from year-to-year depending on our risk appetite, as well as the availability and cost of the reinsurance coverage.  Reinsurance premiums ceded are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written. Certain of our assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to our benefit. These reinsurance premiums are reported as a reduction to our gross premiums written.

The cost of reinsurance purchased varies based on a number of factors. The initial premium associated with excess-of-loss reinsurance is normally based on the underlying premiums we assume. As these reinsurance contracts are typically purchased prior to the time the assumed risks are written, ceded premium recorded in the period of inception reflects an estimate of the amount that we will ultimately pay. In the majority of cases, the premium initially recorded is subsequently adjusted to reflect premium actually assumed by us during the contract period. These adjustments are recorded in the period that they are determined, and to date they have not been significant. In addition, losses which pierce excess-of-loss reinsurance cover may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

The cost of quota share reinsurance is initially based on our estimated gross premium written related to the specific lines of business covered by the reinsurance contract. As gross premiums are written during the period of coverage, reinsurance premiums ceded are adjusted in accordance with the terms of the quota share agreement.

Reinsurance recoverable on paid losses represents amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represents amounts collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments. The first judgment involves an estimate of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is typically developed as part of our loss reserving process and consequently, the estimate is subject to similar risks and uncertainties as the estimate of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute, or other reasons.

As of December 31, 2010 and 2009, we recorded $12.9 million and $44.5 million in reinsurance recoverable on paid losses, respectively, and $62.4 million and $69.6 million in reinsurance recoverable on unpaid losses, respectively.  We record provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Based on a review of the financial condition of the reinsurers and other factors, we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered appropriate as of December 31, 2010 and 2009.

We are subject to litigation and arbitration proceedings in the normal course of our business. These proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Expected or actual reductions in reinsurance recoveries due to contract disputes, as opposed to a reinsurer’s inability to pay, are not recorded as an uncollectible reinsurance recoverable. Rather, they are factored into the determination of our net loss and LAE reserves.

As of December 31, 2010, we had no ongoing material reinsurance contract disputes.  We were involved in a dispute over two reinsurance contracts with MPCL that was concluded in June 2010. See Item 3, “Legal Proceedings.”

Share Based Compensation

The LTIP is our sole share-based long-term incentive plan. At the discretion of the Compensation and Nominating Committee (the “Compensation Committee”) of our Board of Directors, incentive awards, the value of which are based on Common Shares, may be made to plan participants.  Incentive awards currently outstanding under the LTIP consist solely of RSUs.

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over three, four or five-year periods, subject to the recipient maintaining a continuous relationship with us (either as an employee,  a director or a consultant) through the applicable vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive payments equivalent to dividends and distributions declared on Common Shares.

From time to time we issue “Fixed RSUs” as a supplemental component of our ongoing long-term incentive compensation for certain of our employees and directors.  Fixed RSUs are fixed and determinable on the grant date and are typically granted: (i) to induce individuals to join our company; (ii) to retain certain key employees; (iii) to reward employees exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the Boards of Directors of the Company and MUAL.

As part of our principal long-term incentive compensation for employees, we issue “Variable RSUs.”  Variable RSUs are contingent awards in which the actual number of RSUs to be awarded is dependent on our corporate (as opposed to individual) performance during the initial year of the award cycle (the “Initial RSU Period”), meaning that the number of RSUs expected to be awarded for that cycle may fluctuate during this period.  The actual number of Variable RSUs to be awarded is based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing the sum of the Company’s actual underwriting result and standard investment result by the Company’s actual average shareholders’ equity for the period.

For the Variable RSU award cycle from 2008 to 2011, the targeted performance metric was based on a 2008 ROE of 11.22%.  At an achieved ROE of 11.22% (our target) we expected to grant approximately 600,000 Variable RSUs to participants, at an achieved ROE of 5.22% (our threshold) we expected to grant no Variable RSUs to participants and at an achieved ROE of 21.22% (our maximum) we expected to grant approximately 1,200,000 Variable RSUs to participants.  Throughout the Initial RSU Period, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 594,539 RSUs (as recorded at June 30, 2008) to as little as 169,848 RSUs (as recorded at September 30, 2008).  Based on our actual ROE achieved for 2008 of 8.11%, the final number of Variable RSUs granted for the 2008-2011 award cycle was determined to be 296,374 by the Compensation Committee in February 2009 and these awards have been converted to Fixed RSUs.

For the Variable RSU award cycle from 2009 to 2012, the targeted performance metric was based on a 2009 ROE of 9.77%.  At an achieved ROE of 9.77% (our target) we expected to grant approximately 650,000 Variable RSUs to participants, at an achieved ROE of 3.77% (our threshold) we expected to grant no Variable RSUs to participants and at an achieved ROE of 19.77% (our maximum) we expected to grant approximately 1,300,000 Variable RSUs to participants.  Throughout the Initial RSU Period, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 1,260,327 RSUs (as recorded at December 31, 2009) to as few as 685,717 RSUs (as recorded at March 31, 2009).  Based on our actual ROE achieved for 2009 of 19.11%, the final number of Variable RSUs granted for the 2009-2012 award cycle was determined to be 1,273,118 by the Compensation Committee in March 2010 and these awards have been converted to Fixed RSUs.

For the Variable RSU award cycle from 2010 to 2013, the targeted performance metric was based on a 2010 ROE of 9.69%.  At an achieved ROE of 9.69% (our target) we expected to grant approximately 580,000 Variable RSUs to participants, at an achieved ROE of 3.69% (our threshold) we expected to grant no Variable RSUs to participants and at an achieved ROE of 19.69% (our maximum) we expected to grant approximately 1,160,000 Variable RSUs to participants.  Throughout the Initial RSU Period, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 725,922 RSUs (as recorded at December 31, 2010) to as few as 408,084 RSUs (as recorded at June 30, 2010).  Based on our estimated ROE achieved for 2010 of 11.94%, the preliminary number of Variable RSUs to be granted for the 2010-2013 award cycle was determined to be 725,922 at December 31, 2010.  The actual ROE and final number of Variable RSUs to be granted and converted to Fixed RSUs will be determined by the Compensation Committee in March 2011.

For the years covered by this report, we assumed a 3% to 14.5% forfeiture rate depending on the nature and term of the individual award and past experience. Our forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as our associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeitures levels.  True-up adjustments are made as deemed necessary.

For the years ended December 31, 2010, 2009 and 2008, we recognized $13.5 million, $14.8 million and $8.3 million of RSU expense.

The unamortized grant date fair value, as of December 31, 2010, of our 911,658 Fixed RSUs outstanding was $5.6 million and the unamortized grant date fair value of our 725,922 Variable RSUs outstanding was $5.7 million.

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

Market Risk

Interest Rate Risk

Fixed Maturity Investments.  As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice.  Since changes in market interest rates result in fluctuations in the fair value of our fixed maturity investments, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

We manage the interest rate risk associated with our fixed maturity investments by monitoring the average duration of the portfolio, which allows us to achieve an acceptable yield without subjecting the portfolio to an unreasonable level of interest rate risk. As of December 31, 2010, our fixed maturities had an average credit quality of “AA” (Very Strong) by Standard & Poor’s and an average duration of 3.4 years. As of December 31, 2009, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.5 years.

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our fixed maturity investments as of December 31, 2010 and 2009.

Fixed Maturity Investments ($ in millions)	Fair Value	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2010	$2,289.3	100 bp decrease	$2,365.1	$75.8
		100 bp increase	2,211.2	(78.1)

As of December 31, 2009	$2,207.5	100 bp decrease	2,255.8	$48.3
		100 bp increase	2,151.7	(55.8)

Debt.  Our fixed-rate, long-term debt obligations consist of our Senior Notes and Trust Preferred Securities. At December 31, 2010 and 2009, the fair value of our Senior Notes was $236.6 million and $227.6 million, respectively, which compared to a carrying value of $227.7 million and $228.6 million, respectively.  At December 31, 2010 and 2009, the fair value of our Trust Preferred Securities was $90.0 million and $70.0 million, respectively, which compared to a carrying value of $100.0 million.

The Trust Preferred Securities mature on March 30, 2036 but are redeemable at our option at par beginning March 30, 2011.  The Trust Preferred Securities bear interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. We do not currently intend to redeem the Trust Preferred Securities in 2011.

Foreign Currency Risk

We often collect premiums and pay losses in foreign currencies. We also maintain a portion of our investment portfolio in investments in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies.

Our reporting currency is the U.S. dollar.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, PUAL, MCL and MUSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all our other operations. The assets and liabilities of our foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating our foreign operations to U.S. dollars are reported as a separate component of our shareholders’ equity as translation gains and losses, with changes therein reported as a component of our other comprehensive income.

Our U.K. operations had net liabilities denominated in British pounds of approximately $4.3 million at December 31, 2010.  Assuming a hypothetical 10% increase (or decrease) in the rate of exchange from British pounds to U.S. dollars as of December 31, 2010, we would expect the carrying value of these net liabilities to increase (or decrease) by $0.4 million.

During 2010, 2009 and 2008, we recorded net foreign exchange transaction gains (losses), those separately presented in our consolidated statements of operations, of $2.3 million, $(2.5) million and $7.6 million, respectively.  In addition, during 2010, 2009 and 2008, we recorded net foreign exchange transaction gains (losses) associated with our loss and LAE, which we record as favorable or (unfavorable) loss reserve development, of $(2.8) million, $(3.5) million and $5.2 million, respectively.  During 2010, 2009 and 2008, we also recorded net foreign currency translation gains (losses) in our consolidated statements of comprehensive income (loss) of $(0.7) million, $0.8 million and $(6.3) million, respectively.

From time to time we, either directly or indirectly through our investment managers, enter into foreign currency exchange agreements which constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. We enter into these agreements in connection with our underwriting and investing activities.

Those Foreign Exchange Contracts related to our underwriting activities do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies; rather, they are designed to protect us against adverse movements in foreign exchange rates. Those Foreign Exchange Contracts related to our investing activities are designed to either protect us from adverse movements in foreign exchange rates or to enhance our investment performance.

Our open Foreign Exchange Contracts outstanding at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars and our open Foreign Exchange Contracts at December 31, 2009 were denominated in European Union euros and Canadian dollars.

At December 31, 2010 and December 31, 2009, we had open Foreign Exchange Contracts to purchase U.S. dollars (using foreign currencies) with a gross notional exposure of $77.0 million and zero, respectively, and outstanding Foreign Exchange Contracts to purchase foreign currencies (using U.S. dollars) with a gross notional exposure of $88.9 million and $30.5 million, respectively. We recorded net income (expense) associated with our Foreign Exchange Contracts of $2.1 million, ($0.6) million and $(4.1) million during 2010, 2009 and 2008, respectively.

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

Fixed Maturity Investments.   We believe that we have a high quality fixed maturity investment portfolio meaning that we would expect that our exposure to the loss of principal resulting from issuer credit difficulties to be less than that of an entity with a lower quality fixed maturity portfolio.  We measure the quality of our fixed maturity investment portfolio based on its average overall rating, which was “AA” (Very Strong) by Standard & Poor’s at December 31, 2010, and by the overall strength and consistency of its fair value over time.

We also believe that we have no significant concentrations of credit risk from a single issue or issuer within our investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Our investment guidelines prohibit us from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and we did not own an aggregate fixed maturity investment in a single entity, other than U.S.-backed securities, in excess of 10% of our common shareholders’ equity at December 31, 2010 and 2009.

As of December 31, 2010, 86% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities and 14% were rated “BBB” (Good) or below by Standard & Poor’s.

As of December 31, 2009, 86% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, 13% were rated “BBB” (Good) or below by Standard & Poor’s and 1% were unrated and primarily represented participations in secured bank loans.

We currently hold commercial mortgage backed securities (“CMBS Securities”) within our fixed maturity portfolio.  As of December 31, 2010, we held $139.8 million of CMBS Securities with an amortized cost of $140.2 million, of which 99% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2009, we held $63.0 million of CMBS Securities with an amortized cost of $66.8 million.

We currently hold non-agency collateralized residential mortgage obligations (“Non-Agency CMOs”) within our fixed maturity portfolio.  Non-Agency CMOs are not backed by a U.S. government-sponsored enterprise.  As of December 31, 2010, we held $38.2 million of Non-Agency CMOs with an amortized cost of $38.7 million, of which 52% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2009, we held $59.3 million of Non-Agency CMOs with an amortized cost of $61.0 million.

We currently hold state and local municipal bonds within our fixed maturity portfolio.  As of December 31, 2010, we held $59.7 million of municipal bonds with an amortized cost of $59.3 million, of which 98% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2009, we held $24.6 million of municipal bonds with an amortized cost of $24.0 million.

We currently hold fixed maturity investments that are subject to credit enhancements provided by third-party financial guarantors.  As of December 31, 2010, we held $13.0 million of credit enhanced investments with an amortized cost of $13.5 million.   We estimate that these investments held at December 31, 2010 would be rated “BBB-” (Good) or better by Standard & Poor’s excluding the effects of financial guarantee enhancements, if they were rated on that basis.  As of December 31, 2009, we held $30.5 million of credit enhanced investments with an amortized cost of $32.0 million.

We currently hold fixed maturity investments that have exposure to subprime and Alternative A mortgage markets. The following tables outlines our subprime securities and Alternative A securities at December 31, 2010 and 2009:

As of December 31, 2010 ($ in millions)	Amortized Cost	Fair Value	Weighted Average Life in Years

Subprime securities rated “AAA” (Extremely Strong) by Standard & Poor’s	$2.4	$2.5	3.0
Subprime securities rated less than “AAA”	12.1	12.5	3.4

Alternative-A securities rated “AAA”	$3.6	$3.6	2.2
Alternative-A securities rated less than “AAA”	3.3	3.0	5.1

As of December 31, 2009	Amortized Cost	Fair Value	Weighted Average Life in Years

Subprime securities rated “AAA” (Extremely Strong) by Standard & Poor’s	$14.8	$14.5	1.7
Subprime securities rated less than “AAA”	1.8	0.5	5.0

Alternative-A securities rated “AAA”	$5.6	$5.4	3.0
Alternative-A securities rated less than “AAA”	6.1	5.7	1.3

Insurance and Reinsurance Insurance and Reinsurance Balances Receivable.  We underwrite the majority of our business through independent insurance and reinsurance brokers.  Credit risk exists to the extent that one or more of these brokers are unable to fulfill their contractual obligations to us.  For example, we are frequently required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received them.

Reinsurance Recoverable.  We remain liable to the extent that any third-party reinsurer or other obligor fails to meet its reinsurance obligations and, with respect to certain contracts that carry underlying reinsurance protection, we would be liable in the event that the ceding companies are unable to collect amounts due from underlying third-party reinsurers.

Under our reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We also consider reinsurers that are not rated or do not fall within the this threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

As of December 31, 2010 and 2009, we did not have any reinsurance recoverables from reinsurers rated less than “A-” by A.M. Best, except in those instances where the reinsurer has: (i) fully collateralized their reinsurance obligation to us; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” or better; or (iii) entered run-off but are considered by management to be financially sound.

Natural Catastrophe Risk

We have exposure to natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM, third-party vendor models, underwriting judgment and ceded reinsurance.  See “Natural Catastrophe Risk Management” contained in Item 7 herein.

Derivative Instruments

We enter into derivative instruments from time to time in order to manage certain of our business risks and to supplement our investing and underwriting activities.

The primary risks we seek to manage through our use of derivative instruments are underwriting risk and foreign exchange risk. Derivative instruments designed to manage our underwriting risk include: (i) the Hurricane Option;  (ii) the ILW Swaps; and (iii) the CAT Bond Protection. These derivative instruments provide us with reinsurance-like protection for specific loss events associated with certain lines of our business. As of December 31, 2010, the fair value of our ILW Swaps was $0.7 million, and our maximum recoveries under these instruments were $5.0 million.  There were no ILW Swaps in force as of December 31, 2009. Neither the Hurricane Option nor the CAT Bond Protection were in force as of December 31, 2010 or 2009.

As an extension of our underwriting activities, we have participated in the CAT Bond Facility and have sold ILW Contracts.  These derivative instruments provide third-parties with reinsurance-like protection for specific loss events associated with certain lines of their business.  One ILW Contract was in force as of December 31, 2010.  Losses under this contract would be triggered by an earthquake generating at least $10.0 billion of insured losses in certain U.S. states.  Our maximum exposure under this contract is $15.0 million. There were no ILW Contracts in force as of December 31, 2009.

Foreign exchange risk, specifically our risk associated with collecting premiums and making claim payments in foreign currencies, is managed through the use of our Foreign Exchange Contracts.

As an extension of our investing activities, certain of our investment managers have entered into Investment Options and Futures, Credit Derivatives and Interest Rate Contracts, as well as Foreign Exchange Contracts.

As of December 31, 2010, the notional values associated with Credit Derivatives and Interest Rate Contracts were $15.3 million and $46.3 million, respectively, and the fair values were $0.3 million and ($0.2) million, respectively. There were no Credit Derivatives or Interest Rate Contracts in force as of December 31, 2009.

We also entered into two equity forward sale agreements and a related share issuance agreement (the “Forward Sale Agreements and Share Issuance Agreement”) in order to manage the risks associated with a significant loss of capital, which could most likely occur as a result of significant underwriting losses. The first Forward Sale Agreement was settled in 2007 and the second Forward Sale Agreement and the Share Issuance Agreement were terminated in 2009.

None of our derivative instruments are formally designated as hedging instruments.

Effects of Inflation

The pricing for our insurance and reinsurance products, our loss and LAE reserve estimates and our investment returns could be significantly impacted by changing rates of inflation and other economic conditions.  We also take demand surge into account in our catastrophe loss models and in establishing our loss and LAE reserves.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 88 of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2010 and 2009.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Our PEO and PFO have also evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 and 2009.  Based on that evaluation, our PEO and PFO have concluded that our internal controls over financial reporting are effective.  Management’s annual report on internal control over financial reporting is included on page F-45 of this report. The audit report of PricewaterhouseCoopers, an independent registered public accounting firm, is included on page F-46 of this report.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.montpelierre.bm and is included as Exhibit 14 to this report.  The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since the shareholders voted to approve amendments to our Bye-Laws on May 19, 2010, which became effective at the conclusion of the 2010 Annual General Meeting of Shareholders. The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 11.   Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2011 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 14.   Principal Accounting Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   Documents Filed as Part of the Report

The financial statements and financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 88 of this report.  A listing of all exhibits filed as part of the report appear on pages 82 through 86 of this report.

(b)   Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 20, 2010).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

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

10.1

Shareholders Agreement, dated as of December 12, 2001, among the Company and each of the persons listed on schedule 1 thereto, as amended by Amendment No. 1, dated December 24, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

10.2

Service Agreement, dated as of November 20, 2007, between Anthony Taylor and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2007).

10.3	Service Agreement among Thomas G.S. Busher and the Company dated April 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2008).

Exhibit
Number	Description of Document

10.4

Amendment to Service Agreement among the Company and Thomas G.S. Busher dated July 1, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2010).

10.5

Service Agreement, dated as of January 24, 2002, between Thomas G.S. Busher and MUSL (which was assigned to MUSL by MMSL in January 2009) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

10.6	Service Agreement among Christopher L. Harris and the Company dated March 13, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2008).

10.7

Amendment to Service Agreement among the Company and Christopher L. Harris dated July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2010).

10.8	Service Agreement among Michael S. Paquette and the Company dated March 11, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2008).

10.9

Amendment to Service Agreement among Michael S. Paquette and the Company dated February 27, 2009 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.10

Service Agreement, dated as of May 14, 2007, between Stanley J. Kott and the Company, with its subsidiaries and affiliated companies (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form10-Q filed May 6, 2009).

10.11	Letter Agreement among Stanley J. Kott and the Company dated April 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2010).

10.12

Service Agreement, dated as of January 24, 2006, between William Pollett and Montpelier Re (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form10-Q filed May 6, 2009).

10.13	Service Agreement, dated as of November 30, 2004, between Jonathan Kim and Montpelier Re. (*)

10.14	Deed, dated as of November 24, 2008, between Jonathan Kim and Montpelier Re and the Company. (*)

10.15

Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Re. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

10.16	Letter Agreement, dated as of April 1, 2008, between Kernan V. Oberting and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2008).

10.17	Consulting Agreement, dated as of April 1, 2008, between KVO Capital Management, LLC and the Company. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 2, 2008).

10.18

Letter Agreement dated July 28, 2010, among KVO Capital Management, LLC and the Company Re: Termination of Consulting Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.19

Investment Management Agreement, dated as of April 1, 2008 between KVO Capital Management, LLC and Montpelier Re. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 2, 2008).

10.20

Amendment to Investment Management Agreement originally dated April 1, 2008 among Montpelier Re and KVO Capital Management, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.21

Third Amendment to Investment Management Agreement among KVO Capital Management, LLC and Montpelier Re, dated July 28, 2010 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.22

Letter Agreement dated July 28, 2010, among KVO Capital Management, LLC and Montpelier Re Re: Investment in KVO Capital Offshore Fund Ltd. (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.23

Service Agreement, dated as of January 24, 2002, between Nicholas Newman-Young and MMSL (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

10.24	Compromise Agreement among Nicholas Newman-Young and MMSL dated April 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2008).

10.25

Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).

Exhibit
Number	Description of Document

10.26

Amendment to the Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.27	Montpelier Re Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.28	Share Option Plan, as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.29	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.30	The Company’s Amended and Restated Directors Share Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated February 28, 2008).

10.31	The Company’s Long-Term Incentive Plan as amended May 23, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.32	The Company’s 2007 Long-Term Incentive Plan, Amendment No. 1 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.33

Form of Performance Share Award under the Company’s Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.34

Form of Performance Share and Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).

10.35

Form of the Company’s Long Term Incentive Plan Annual Bonus and Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.36

Form of Annual Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.37

Form of Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.38

Form of the Company’s Long Term Incentive Plan Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.39

Form of Restricted Share Unit Award Agreement under the Company’s Long Term Incentive Plan(incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.40	The Company’s 2007 (and 2008) Annual Bonus Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.41	The Company’s 2009 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.42	The Company’s 2010 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.43

Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.44

First Amendment to the Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Re, the Company, the various financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.45

Amended and Restated Letter of Credit Reimbursement and Pledge Agreement among Montpelier Re, the lenders thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.46

Standing Agreement for Letters of Credit between Montpelier Re and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

Exhibit
Number	Description of Document

10.47

Purchase Agreement among the Company, WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.48

Registration Rights Agreement among the Company, WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.49	Forward Sale Agreement, among the Company and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.50

Amendment to the Forward Sale Agreement, among the Company and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007).

10.51	Forward Sale Agreement, among the Company and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.52

Amendment to the Forward Sale Agreement, among the Company and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2007).

10.53

Share Issuance Agreement, among the Company, Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.54

Termination Agreement, among the Company, Credit Suisse Securities (USA) LLC and Credit Suisse International dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2009).

10.55

Credit Agreement dated June 8, 2007 among Montpelier Re, Montpelier Re Holdings, Ltd. the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K filed June 13, 2007).

10.56

First Amendment Agreement, dated November 27, 2007 among Montpelier Reinsurance, Montpelier Re Holdings, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.57

Letter of Credit Reimbursement and Pledge Agreement dated June 8, 2007 among Montpelier Re, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.02 to the Company’s Form 8-K filed June 13, 2007).

10.58

First Amendment Agreement to the Credit Agreement dated as of October 31, 2008, which became effective November 10, 2008, among Montpelier Re, various financial institutions and Bank of America, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2008).

10.59

Standby Letter of Credit Facility Agreement dated June 21, 2007 among Montpelier Re (as Company), the Company (as Parent), Montpelier Capital Limited (as Account Party) and The Royal Bank of Scotland plc (as Mandated Lead Arranger and as Agent and Security Trustee) (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed June 25, 2007).

10.60

Amended and Restated Letter of Credit Facility Agreement dated March 24, 2009 among Montpelier Re (as Company), the Company (as Parent), Montpelier Capital Limited (as Account Party), The Royal Bank of Scotland plc and ING Bank N.V., London Branch (as an Original Lenders and Mandated Lead Arrangers), and The Royal Bank of Scotland plc (acting as Agent and Security Trustee),(incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 24, 2009).

10.61

Security Agreement dated as of June 21, 2007 between Montpelier Re (the Pledgor) and The Royal Bank of Scotland plc in its capacity as Security Trustee of the Finance Parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed June 25, 2007).

10.62

Control Agreement dated June 21, 2007, among Montpelier Re, The Royal Bank of Scotland plc, as Security Trustee for itself and the other lending institutions party to the Standby Letter of Credit Facility Agreement dated as of June 21, 2007, and The Bank of New York, as Custodian (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed June 25, 2007).

10.63

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

Exhibit
Number	Description of Document

10.64

Share Purchase Agreement among WLR Recovery Fund II L.P., WLR Recovery Fund III L.P., Wilbur L. Ross, Jr. and the Company dated February 26, 2010. (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.65

Lloyd’s Deposit Trust Deed dated March 30, 2010 among Montpelier Capital Limited as “the Member”, Montpelier Re as “the Depositor” and the Society incorporated by Lloyd’s Act 1871. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.66

Deed of Determination Release and Substitution dated March 30, 2010 between the Society incorporated by Lloyd’s Act 1871, Montpelier Capital Limited and Montpelier Re (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.67

Investment Management Agreement dated March 30, 2010 between Montpelier Capital Limited, Montpelier Re, the Society incorporated by Lloyd’s Act 1871 and GR-NEAM Limited. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.68

Lloyd’s Deposit Trust Deed dated May 6, 2010 among Montpelier Capital Limited as “the Member”, Montpelier Re as “the Depositor” and the Society incorporated by Lloyd’s Act 1871 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.69

Deed of Transition dated May 6, 2010 between the Society incorporated by Lloyd’s Act 1871, Montpelier Capital Limited as “the Member” and Montpelier Re as “the Depositor” (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

11	Statement Re: Computation of Per Share Earnings (included in Note 1 of the Notes to Consolidated Financial Statements). (*)

12	Statement Re: Computation of Ratios. (*)

14	Code of Ethics. (*)

21	Subsidiaries of the Registrant, filed with this report. (*)

23	Consent of PricewaterhouseCoopers, filed with this report. (*)

24	Power of Attorney (included as part of signatures page). (*)

31.1	Certification of Christopher L. Harris, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2010 and 2009; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008; and (iv) the Notes to Consolidated Financial Statements, tagged as block of text. (*)

Pursuant to Item 602(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

(c)   Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 88 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.

Date:	February 25, 2011	By:	/s/ MICHAEL S. PAQUETTE
Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Thomas G.S. Busher, Christopher L. Harris, Michael S. Paquette, Jonathan B. Kim and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 25th day of February, 2011.

Signature	Title

/s/ CHRISTOPHER L. HARRIS	President, Chief Executive Officer and Director
Christopher L. Harris	(Principal Executive Officer)

/s/ MICHAEL S. PAQUETTE	Executive Vice President and Chief Financial Officer
Michael S. Paquette	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANTHONY TAYLOR	Chairman
Anthony Taylor

/s/ JOHN G. BRUTON	Director
John G. Bruton

/s/ HEINRICH BURGI	Director
Heinrich Burgi

/s/ THOMAS G.S. BUSHER	Deputy Chairman, Executive Vice President,
Thomas G.S. Busher	Chief Operating Officer and Director

/s/ JOHN D. COLLINS
John D. Collins	Director

/s/ MORGAN W. DAVIS
Morgan W. Davis	Director

/s/ CLEMENT S. DWYER JR.
Clement S. Dwyer Jr.	Director

/s/ J. RODERICK HELLER III
J. Roderick Heller III	Director

/s/ JOHN F. SHETTLE, JR.
John F. Shettle, Jr.	Lead Director

/s/ CANDACE L. STRAIGHT
Candace L. Straight	Director

/s/ IAN M. WINCHESTER
Ian M. Winchester	Director

Index to Consolidated Financial Statements and Financial Statement Schedules

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2010	2009
Assets
Fixed maturity investments, at fair value (amortized cost: $2,270.0 and $2,177.8)	$2,289.3	$2,207.5
Equity securities, at fair value (cost: $116.9 and $150.3)	152.9	167.2
Other investments (cost: $84.2 and $92.0)	90.1	91.0
Total investments	2,532.3	2,465.7
Cash and cash equivalents	232.3	202.1
Restricted cash	27.1	40.9
Reinsurance recoverable on unpaid losses	62.4	69.6
Reinsurance recoverable on paid losses	12.9	44.5
Insurance and reinsurance premiums receivable	201.6	161.5
Unearned reinsurance premiums ceded	22.9	14.7
Deferred insurance and reinsurance acquisition costs	45.0	38.2
Accrued investment income	16.2	14.9
Unsettled sales of investments	32.5	1.5
Other assets	34.2	45.6
Total Assets	$3,219.4	$3,099.2
Liabilities
Loss and loss adjustment expense reserves	$784.6	$680.8
Debt	327.7	328.6
Unearned insurance and reinsurance premiums	264.0	215.4
Insurance and reinsurance balances payable	33.8	35.2
Unsettled purchases of investments	108.9	8.6
Accounts payable, accrued expenses and other liabilities (See Note 13)	71.6	102.1
Total Liabilities	1,590.6	1,370.7

Commitments and contingent liabilities (See Note 14)	—	—

Common Shareholders’ Equity
Common Shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued 66,610,232 and 82,027,493 shares	0.1	0.1
Additional paid-in capital	1,258.7	1,541.2
Treasury shares at cost: 2,053,028 and 2,028,698 shares	(32.7)	(32.3)
Retained earnings	408.9	222.4
Accumulated other comprehensive loss	(6.2)	(2.9)
Total Common Shareholders’ Equity	1,628.8	1,728.5
Total Liabilities and Common Shareholders’ Equity	$3,219.4	$3,099.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of U.S. dollars, except per share amounts)	2010	2009	2008
Revenues
Gross insurance and reinsurance premiums written	$720.0	$634.9	$620.1
Ceded reinsurance premiums	(51.2)	(32.7)	(78.9)

Net insurance and reinsurance premiums written	668.8	602.2	541.2
Change in net unearned insurance and reinsurance premiums	(43.4)	(29.0)	(12.7)

Net insurance and reinsurance premiums earned	625.4	573.2	528.5
Net investment income	74.0	81.0	86.4
Net realized and unrealized investment gains (losses)	50.6	181.8	(244.9)
Net foreign exchange gains (losses)	2.3	(2.5)	7.6
Net income (expense) from derivative instruments	(4.7)	7.3	(14.3)
Gain on early extinguishment of debt	—	5.9	—
Other revenue	0.8	0.5	1.0

Total revenues	748.4	847.2	364.3
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	302.3	138.7	295.1
Insurance and reinsurance acquisition costs	98.7	80.5	83.9
General and administrative expenses	112.1	137.1	102.0
Non-underwriting expenses:
Interest and other financing expenses	24.6	26.3	26.8

Total expenses	537.7	382.6	507.8

Income (loss) before income taxes and extraordinary item	210.7	464.6	(143.5)
Income tax benefit (expense)	1.3	(1.1)	(1.1)

Net income (loss) before extraordinary item	212.0	463.5	(144.6)

Extraordinary item: Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	1.0

Net income (loss)	212.0	463.5	(143.6)

Net income attributable to noncontrolling interest in Blue Ocean	—	—	(1.9)

Net income (loss) attributable to the Company	212.0	463.5	(145.5)

Change in foreign currency translation	(0.7)	0.8	(6.3)
Change in fair value of Symetra	—	(0.5)	0.9
Reclassification of inception-to-date net unrealized gain from Symetra	(2.6)	—	—

Comprehensive income (loss)	$208.7	$463.8	$(150.9)

Basic and diluted earnings (loss) per share	$2.97	$5.36	$(1.69)

Dividends declared per Common Share	$0.370	$0.315	$0.300

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total
	common	Common	Additional	Treasury	Retained	Accum. other	Noncontrolling
	shareholders’	Shares	paid-in	shares	earnings	comprehensive	interest in
(In millions of U.S. dollars)	equity	at par	capital	at cost	(deficit)	income (loss)	Blue Ocean

Balances at January 1, 2008	$1,741.8	$0.2	$1,694.3	$—	$(43.6)	$2.2	$88.7

Net loss	(143.6)	—	—	—	(145.5)	—	1.9
Other comprehensive loss	(5.4)	—	—	—	—	(5.4)	—
Issuances of Common Shares from treasury	—	—	(4.9)	4.9	—	—	—
Repurchases of Common Shares	(125.7)	—	(97.0)	(28.7)	—	—	—
Distributions to and repurchases from Blue Ocean’s noncontrolling shareholders	(90.6)	—	—	—	—	—	(90.6)
Expense recognized for RSUs	8.3	—	8.3	—	—	—	—
RSUs withheld for income taxes	(1.7)	—	(1.7)	—	—	—	—
Dividends declared on Common Shares	(25.5)	—	—	—	(25.5)	—	—

Balances at December 31, 2008	$1,357.6	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)	$—

Net income	463.5	—	—	—	463.5	—	—
Other comprehensive income	0.3	—	—	—	—	0.3	—
Issuances of Common Shares from treasury	0.4	—	(10.2)	10.6	—	—	—
Repurchases of Common Shares	(112.6)	—	(93.5)	(19.1)	—	—	—
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	(0.1)	32.1	—	—	—	—
Expense recognized for RSUs	14.8	—	14.8	—	—	—	—
RSUs withheld for income taxes	(1.0)	—	(1.0)	—	—	—	—
Dividends declared on Common Shares	(26.5)	—	—	—	(26.5)	—	—

Balances at December 31, 2009	$1,728.5	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)	$—

Net income	212.0	—	—	—	212.0	—	—
Other comprehensive loss	(3.3)	—	—	—	—	(3.3)	—
Issuances of Common Shares from treasury	—	—	(11.7)	11.7	—	—	—
Repurchases of Common Shares	(293.8)	—	(281.7)	(12.1)	—	—	—
Expense recognized for RSUs	13.5	—	13.5	—	—	—	—
RSUs withheld for income taxes	(2.6)	—	(2.6)	—	—	—	—
Dividends declared on Common Shares	(25.5)	—	—	—	(25.5)	—	—

Balances at December 31, 2010	$1,628.8	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)	$—

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of U.S. dollars)	2010	2009	2008
Cash flows from operations:
Net income (loss)	$212.0	$463.5	$(143.6)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Gain on early extinguishment of debt	—	(5.9)	—
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	(1.0)
Net realized and unrealized investment (gains) losses	(50.6)	(181.8)	244.9
Net realized and unrealized losses (gains) on investment-related derivative instruments	5.7	(8.1)	1.8
Net amortization (accretion) and depreciation of assets and liabilities	19.0	10.3	(0.1)
Expense recognized for RSUs	13.5	14.8	8.3
Net change in:
Loss and loss adjustment expense reserves	106.7	(130.1)	(39.9)
Reinsurance recoverable on paid and unpaid losses	37.7	47.9	4.6
Unearned insurance and reinsurance premiums	51.8	19.1	13.4
Insurance and reinsurance balances payable	(1.7)	(8.2)	4.0
Unearned reinsurance premiums ceded	(8.9)	7.1	(0.4)
Deferred insurance and reinsurance acquisition costs	(7.4)	(7.7)	(3.7)
Insurance and reinsurance premiums receivable	(43.0)	8.3	(19.0)
Accounts payable, accrued expenses and other liabilities	(15.7)	8.3	(4.1)
Other	(1.4)	(4.4)	8.1
Net cash provided from operations	317.7	233.1	73.3
Cash flows from investing activities:
Purchases of fixed maturity investments	(2,535.2)	(2,347.9)	(1,773.8)
Purchases of equity securities	(291.2)	(311.8)	(474.3)
Purchases of other investments	(103.4)	(95.7)	(150.9)
Sales, maturities, calls and pay downs of fixed maturity investments	2,515.9	1,954.3	2,075.4
Sales and redemptions of equity securities	352.5	485.8	350.4
Sales and redemptions of other investments	95.0	166.5	20.0
Settlements of investment-related derivative instruments	(7.8)	9.5	(1.8)
Net disposition of securities lending collateral	—	—	192.4
Net change in restricted cash	14.9	(33.8)	27.2
Payment of accrued investment performance fees	(9.8)	—	—
Acquisitions of capitalized assets	(0.6)	(2.5)	(14.9)
Net cash provided from (used for) investing activities	30.3	(175.6)	249.7
Cash flows from financing activities:
Repurchases and scheduled repayments of debt	(1.0)	(15.1)	(75.0)
Repurchases of Common Shares	(288.6)	(112.6)	(129.8)
Dividends paid on Common Shares	(26.2)	(26.2)	(28.4)
Settlement of Forward Sale Agreements	—	32.0	—
Purchase of noncontrolling interest in Blue Ocean	—	—	(30.5)
Distributions to and repurchases from Blue Ocean’s noncontrolling common shareholders	—	—	(38.1)
Dividends to and repurchases from Blue Ocean’s noncontrolling preferred shareholders	—	—	(21.0)
Change in securities lending payable	—	—	(193.4)
Net cash used for financing activities	(315.8)	(121.9)	(516.2)
Effect of exchange rate fluctuations on cash and cash equivalents	(2.0)	5.6	0.9
Net increase (decrease) in cash and cash equivalents during the year	30.2	(58.8)	(192.3)
Cash and cash equivalents - beginning of year	202.1	260.9	453.2
Cash and cash equivalents - end of year	$232.3	$202.1	$260.9

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,

except per share amounts or as otherwise described)

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

Detailed financial information about each of the Company’s reportable segments for the three years ended December 31, 2010 is presented in Note 11. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 11.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities are as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”), the Company’s wholly-owned operating subsidiary based in Pembroke, Bermuda.

Montpelier Re is registered as a Bermuda Class 4 insurer.  Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.

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

Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007. Syndicate 5151 underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and specie risks as well as specialty casualty classes sourced mainly from the London, U.S. and European markets.

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

MUSL, the Company’s wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151 and MUAL.

MUI,  MEAG and PUAL serve as the Company’s wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151. MUI, the Company’s wholly-owned U.S. subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, the Company’s wholly-owned Swiss subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.  PUAL, the Company’s wholly-owned U.K. subsidiary based in London, was formed in 2009 and underwrites business on behalf of both Syndicate 5151 and third parties.

MUSIC

The MUSIC segment consists of the assets and operations of MUSIC, the Company’s wholly-owned U.S. operating subsidiary based in Scottsdale, Arizona.

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

MTR, the Company’s wholly-owned U.S. subsidiary with its main offices in Woburn, Massachusetts and Hanover, New Hampshire, provides accounting, finance, legal, risk management, information technology, internal audit, human resources and advisory services to many of the Company’s subsidiaries.

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

Insurance and Reinsurance Premiums and Related Costs

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

For the majority of Montpelier’s excess-of-loss contracts, written premium is based on the deposit or minimum premium as defined in the contract. Subsequent adjustments, based on reports of actual premium or revisions in estimates by ceding companies, are recorded in the period in which they are determined.  For Montpelier’s pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by ceding companies and Montpelier’s underwriters. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or contracts in force.

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of December 31, 2010 and 2009, Montpelier’s provision for doubtful accounts was $3.0 million and $2.3 million, respectively.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE, and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  During the years ended December 31, 2010, 2009 and 2008, Montpelier recorded increases (reductions) in its premium deficiency of $(0.1) million, $(0.7) million and $0.1 million, respectively, related to the operations of Syndicate 5151.

Also included in acquisition costs are profit commissions incurred. Accrued profit commissions are included in insurance and reinsurance balances payable.

Loss and LAE Reserves

Loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and may include a provision for expected future development on case reserves). Case reserve estimates are initially set on the basis of loss reports received from third parties. Estimated IBNR reserves consist of a provision for additional development in excess of the case reserves reported by ceding companies as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. IBNR reserves are estimated by management using various actuarial methods as well as a combination of Montpelier’s own loss experience, historical insurance industry loss experience and management’s professional judgment. Montpelier’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis and its loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

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

Ceded Reinsurance Premiums

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

The cost of reinsurance purchased varies based on a number of factors. The initial premium associated with excess-of-loss reinsurance is normally based on the underlying premiums assumed by Montpelier. As these reinsurance contracts are typically purchased prior to the time the assumed risks are written, ceded premium recorded in the period of inception reflects an estimate of the amount that Montpelier will ultimately pay. In the majority of cases, the premium initially recorded is subsequently adjusted to reflect premium actually assumed by Montpelier during the contract period. These adjustments are recorded in the period that they are determined, and to date they have not been significant. In addition, losses which pierce excess-of-loss reinsurance cover may generate reinstatement premium ceded, depending on the terms of the contract. This reinstatement premium ceded is recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

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

Montpelier’s other investments are carried at either fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees. During 2010 and 2009, Montpelier incurred performance fees related to investments and investment-related derivative instruments of $1.5 million and $8.3 million, respectively, and $0.4 million and $1.4 million, respectively. See Note 13. No performance fees were incurred during 2008.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $27.1 million at December 31, 2010 consisted of $24.1 million of collateral supporting open short sale investment and derivative positions and $3.0 million of overseas deposit accounts held at Lloyd’s.  Restricted cash of $40.9 million at December 31, 2009 consisted of $39.4 million of collateral supporting open short sale investment and derivative positions and $1.5 million of overseas deposit accounts held at Lloyd’s.

As of December 31, 2010, $11.2 million of Montpelier’s cash and cash equivalents served as collateral for securities sold under repurchase agreements.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

In August 2008 Montpelier terminated its securities lending program resulting in a realized loss of $1.0 million.  See Note 4.  Prior to the termination, Montpelier lent certain of its fixed maturity investments to other institutions for short periods of time through a lending agent and received a fee from the borrower for the temporary use of the securities.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of December 31, 2010 and 2009, the Company had inception-to-date gains from issuances of its treasury shares of $2.0 million and $2.9 million, respectively, which has been recorded as additional paid-in capital. See Note 7.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At December 31, 2010 and 2009, funds withheld balances of $6.0 million and $4.0 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Earnings Per Share

The Company applies the two-class method of calculating basic and diluted earnings per share. In applying the two-class method, the Company’s outstanding Restricted Share Units (“RSUs”) and Director Share Unit (“DSUs”) are considered to be participating securities.  See Note 8.  For all periods presented, the two-class method was used to determine earnings per share since this method consistently yielded a lower result than the treasury stock method.

For purposes of determining earnings per share, the Company’s earnings per share numerators are reduced by net income attributable to noncontrolling interests and the portion of current earnings allocated to outstanding RSUs and DSUs. Recipients of outstanding RSUs and DSUs are entitled to receive common share dividend equivalents. Since RSUs and DSUs represent phantom common shares, such common share dividend equivalents are recorded as general and administrative expenses when paid.

The Company’s earnings per share denominators are based on the average number of Common Shares outstanding, less average Common Shares issued under the Share Issuance Agreement (see Note 6), plus average vested participating securities.

The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Earnings per share numerators:
Net income (loss) attributable to the Company before extraordinary item	$212.0	$463.5	$(146.5)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	1.0
Net income (loss) attributable to the Company	$212.0	$463.5	$(145.5)
Less: net earnings allocated to participating securities	(4.9)	(8.6)	—
Net income (loss) attributable to common shareholders	$207.1	$454.9	$(145.5)
Earnings per share denominator (In millions of Common Shares):
Average Common Shares outstanding	69.7	86.2	93.6
Less: average Common Shares under the Share Issuance Agreement	—	(1.3)	(7.9)
Average vested participating securities	—	—	0.4
Earnings per share denominator	69.7	84.9	86.1
Per share data:
Net income (loss) attributable to the Company before extraordinary item	$2.97	$5.36	$(1.70)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	.01
Basic and diluted earnings per share	$2.97	$5.36	$(1.69)

In December 2008 the Company amended certain outstanding RSU awards to accelerate the distribution of the underlying Common Shares to coincide more closely to their vesting date. See Note 8. As a result of this amendment, beginning in 2009, the Company no longer has any vested participating securities outstanding at any given time.

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, PUAL, MCL and MUSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all other operations. The assets and liabilities of these foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity as translation gains and losses, with changes therein reported as a component of other comprehensive income.

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Closing Rate December 31, 2010	Closing Rate December 31, 2009	Closing Rate December 31, 2008
British pound (GBP)	1.5441	1.5948	1.4592
Swiss franc (CHF)	1.0429	0.9647	0.9357

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

Intangible Asset

In connection with the acquisition of MUSIC in 2007, Montpelier recorded a $4.8 million intangible asset representing the fair value of MUSIC’s excess and surplus lines authorizations acquired.  This intangible asset is considered by Montpelier to have an indefinite useful life.  As such, the intangible asset will not be amortized but will be tested no less than annually for impairment.  If the carrying amount of the intangible asset is greater than the fair values established during impairment testing, the carrying value will be immediately written-down to the fair value with a corresponding impairment loss recognized in the Company’s consolidated statement of operations.  Through December 31, 2010, the Company has not recognized any impairment to this intangible asset.

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

Changes in Accounting Principles and Recent Accounting Pronouncements

In the first quarter of 2009 the Company adopted new accounting guidance for noncontrolling interests. As a result of this adoption, income attributable to noncontrolling interests, formerly referred to as “minority interest,” is now included in “net income before extraordinary item”, with “net income attributable to the Company,” presented as a separate line on the Company’s consolidated statements of operations. Prior to this adoption, minority interest represented an expense that served to reduce net income.  For the years ended December 31, 2010 and 2009, the Company did not have any net income attributable to noncontrolling interests. For the year ended December 31, 2008, the Company had net income attributable to noncontrolling interests in Blue Ocean of $1.9 million. The new guidance also requires noncontrolling interests to be presented as a component of shareholders’ equity on the balance sheet, shown separately from the equity attributable to the Company’s shareholders.  Prior to this adoption, the Company’s minority interest was presented separately from its liabilities and shareholders’ equity. As of December 31, 2010 and 2009, the Company did not have any equity in noncontrolling interests.

In April 2009 the FASB issued new accounting guidance that outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active. Factors indicating inactivity in a market include: few recent transactions; price quotations that are not based on current information or which vary substantially over time or among market makers; a significant increase in implied liquidity risk premiums, yields or performance indicators; a wide bid-ask spread; and a significant decline or absence of a market for new issuances or limited information released publicly. In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, the new guidance requires analysis of the transactions or quoted prices and, where appropriate, adjustments made to estimate fair value. In addition, the new guidance expands interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. The Company adopted this new guidance during the second quarter of  2009. This adoption did not have a material impact on the Company’s operations or financial position or on its financial statement disclosures.

In April 2009 the FASB issued new accounting guidance requiring disclosures about the fair value of certain financial instruments for interim reporting periods. The Company adopted this guidance during the second quarter of  2009.

In May 2009 the FASB issued new accounting guidance requiring companies to evaluate events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. This guidance did not materially change the manner in which the Company historically reported subsequent events, either through recognition or disclosure. The Company adopted this guidance during the second quarter of  2009.

In June 2009 the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP.  The Codification was effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification was not designed to change GAAP other than by resolving certain minor inconsistencies that previously existed. Rather it is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.

In June 2009 the FASB issued new accounting guidance which changed the way entities account for securitizations and special-purpose entities. The new guidance requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance was effective beginning in 2010 and did not have a material impact on the presentation of the Company’s operations or financial condition.

In September 2009 the FASB issued new accounting guidance on using net asset values per share provided by investees to estimate the fair value of alternative or other investments. The guidance permits an entity to use net asset value as a practical expedient on an investment-by-investment basis and also requires disclosure about the attributes of such investments. This guidance, which the Company adopted during the fourth quarter of 2009, did not have a material impact on the presentation of the Company’s operations or financial position. The Company’s enhanced disclosure resulting from this new accounting guidance is incorporated in Note 4.

In January 2010 the FASB issued new accounting guidance intended to improve disclosures about fair value measurements. As discussed in Note 4, GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The newly issued accounting guidance adds requirements for disclosures about transfers into and out of these levels, as well as for separate disclosures about purchases, sales, issuances and settlements relating to one of these levels. The adoption of this guidance did not have a material impact on the presentation of the Company’s operations or financial condition.

In July 2010 the FASB issued new accounting guidance intended to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the guidance is to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in a company’s portfolio of financing receivables, (ii) how that risk is assessed in calculating an allowance for credit losses, if any, and  (iii)the changes and reasons for those changes in any such allowance. The Company’s adoption of this guidance did not impact the Company’s disclosures regarding financing receivables.

In October 2010 the FASB issued new accounting guidance intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of insurance and reinsurance business qualify for deferral. The new guidance modifies the definition of the types of costs that can be capitalized. For example, the guidance specifies that insurance and reinsurance companies can no longer capitalize costs relating to unsuccessful business acquisition efforts. Similarly, costs associated with soliciting potential customers, market research, training and product development should be charged to expense as incurred. The new guidance, which is effective for fiscal years beginning after December 15, 2011, is not expected to have a material impact on the presentation of the Company’s operations or financial position.

NOTE 2.             Loss and LAE Reserves

The following table summarizes Montpelier’s unpaid loss and LAE reserve activities for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Gross unpaid loss and LAE reserves - beginning	$680.8	$808.9	$860.7
Reinsurance recoverable on unpaid losses - beginning	(69.6)	(122.9)	(152.5)
Net unpaid loss and LAE reserves - beginning	611.2	686.0	708.2

Losses and LAE incurred:
Current year losses	411.6	214.4	399.2
Prior year losses	(109.3)	(75.7)	(104.1)
Total incurred losses and LAE incurred	302.3	138.7	295.1

Net impact of foreign currency movements	(2.0)	(0.5)	0.6

Losses and LAE paid and approved for payment:
Current year losses	(73.5)	(30.1)	(125.4)
Prior year losses	(115.8)	(182.9)	(192.5)
Total losses and LAE paid and approved for payment	(189.3)	(213.0)	(317.9)

Net unpaid loss and LAE reserves - ending	722.2	611.2	686.0
Reinsurance recoverable on unpaid losses - ending	62.4	69.6	122.9
Gross unpaid loss and LAE reserves - ending	$784.6	$680.8	$808.9

Loss and LAE Development — 2010

During the year ended December 31, 2010, Montpelier experienced $109.3 million in net favorable development on prior year loss and LAE reserves relating to the following loss events:

•      Casualty classes of business, excluding medical malpractice and individual risk contracts, relating to several prior accident years ($12.2 million decrease),

•      2008 individual risk property loss at Montpelier Bermuda ($10.7 million decrease),

•      Non-marine, individual risk losses at Montpelier Syndicate 5151 ($9.0 million decrease),

•      Medical malpractice class of business, relating to several prior accident years ($8.0 million decrease),

•      Other individual risk losses at Montpelier Bermuda, relating to prior several accident years ($7.4 million decrease),

•      2007 and 2008 non-U.S. catastrophes ($6.2 million decrease),

•      2009 European windstorm Klaus ($5.5 million decrease),

•      2005 Hurricanes Katrina, Rita and Wilma ($5.2 million decrease),

•      The favorable commutation of reinsurance contracts, relating to multiple prior accident years ($4.9 million decrease)

The remaining net favorable development on prior year loss and LAE reserves related to smaller adjustments made across multiple lines of business, including $4.4 million of adverse development associated with Hurricane Ike.

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

•      2005 explosion ($4.5 million subrogation recovery),

•      2007 California wildfires ($4.0 million decrease),

•      2007 mining accident (claim settlement resulting in a $3.8 million decrease),

•      2007 European windstorm Kyrill and U.K. floods (decreases of $2.4 million each).

The remaining net favorable development on prior year loss and LAE reserves related to smaller adjustments made across multiple lines of business.

Loss and LAE Development — 2008

During the year ended December 31, 2008, Montpelier experienced $104.1 million in net favorable development on prior year loss and LAE reserves relating to the following loss events:

•      Several large prior year individual risk losses ($26.1 million decrease),

•      2005 Hurricanes Katrina, Rita and Wilma ($16.8 million decrease),

•      2007 U.K. floods ($14.2 million decrease),

•      Reductions in medical malpractice reserves made in response to cedant-specific reported loss information received in subsequent years ($9.8 million decrease),

•      2005 train crash ($8.0 million subrogation recovery),

•      2007 European windstorm Kyrill ($6.2 million decrease),

•      2007 Australia floods ($2.4 million decrease),

•      2007 California wildfires ($2.2 million decrease),

•      2004 hurricanes ($1.6 million decrease),

•      2007 Cyclone Gonu ($1.4 million decrease).

The remaining net favorable development on prior year loss and LAE reserves related to smaller adjustments made across multiple lines of business.

Montpelier’s reserving process is highly dependent on the loss information received from its cedants. With respect to the prior year loss development reported during 2010, 2009 and 2008, the information and experience obtained subsequent to the last reporting date incorporated changes in loss amounts reported by ceding companies, as well as reductions in IBNR recorded as a result of loss advices and other information and events.

The following table outlines Montpelier’s composition of its gross and net ending loss and LAE reserves as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Components of ending gross loss and LAE reserves:
IBNR reserves	$492.2	$450.0
Case reserves	292.4	230.8
Gross Loss and LAE reserves	$784.6	$680.8

Components of ending net loss and LAE reserves:
IBNR reserves	$454.5	$411.6
Case reserves	267.7	199.6
Net Loss and LAE reserves	$722.2	$611.2

NOTE 3.             Reinsurance With Third Parties

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures.  The amount of reinsurance that Montpelier buys varies from year-to-year depending on its risk appetite, availability and cost.  All of Montpelier’s reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. The majority of Montpelier’s reinsurance contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent, Montpelier has also purchased quota share reinsurance with respect to specific lines of its business. Montpelier also purchases industry loss warranty (“ILW”) policies which provide coverage for certain losses incurred, provided they are triggered by events exceeding a specified industry loss size as well as Montpelier’s own incurred loss. For non-ILW excess-of-loss reinsurance contracts, the attachment point and exhaustion of these contracts are based solely on the amount of Montpelier’s actual losses incurred from an event or events.

In addition, for certain pro-rata contracts that Montpelier enters into, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which Montpelier nets against its gross premiums written.

The effects of reinsurance on Montpelier’s written and earned premiums and on losses and LAE were as follows:

	Year Ended December 31,
	2010	2009	2008
Premiums written:
Direct	$138.2	$74.3	$51.7
Assumed	581.8	560.6	568.4
Ceded	(51.2)	(32.7)	(78.9)
Net premiums written	$668.8	$602.2	$541.2
Premiums earned:
Direct	$110.0	$56.3	$43.9
Assumed	558.0	557.2	563.1
Ceded	(42.6)	(40.3)	(78.5)
Net premiums earned	$625.4	$573.2	$528.5
Loss and LAE:
Direct	$64.2	$24.9	$28.7
Assumed	261.8	85.7	295.7
Ceded	(23.7)	28.1	(29.3)
Net loss and LAE	$302.3	$138.7	$295.1

Montpelier remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  Montpelier would be liable in the event that the ceding companies are unable to collect amounts due from underlying third-party reinsurers.

Under Montpelier’s reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed.  Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

Montpelier records provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Montpelier does not believe that there are any amounts uncollectible from its reinsurers as of the balance sheet dates presented.

Reinsurance Recoverable on Paid and Unpaid Losses

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at December 31, 2010 and 2009, are as follows:

	December 31, 2010		December 31, 2009
Rating	Amount	% of Total	Amount	% of Total
A+	$5.9	46%	$42.7	96%
A	6.9	53	1.7	4
A-	0.1	1	0.1	—
Total reinsurance recoverable on paid losses	$12.9	100%	$44.5	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at December 31, 2010 and 2009, are as follows:

	December 31, 2010		December 31, 2009
Rating	Amount	% of Total	Amount	% of Total
A++	$—	—%	$0.4	1%
A+	17.9	29	27.7	40
A	21.0	34	30.1	43
A-	1.4	2	2.3	3
Unrated by A.M. Best	16.3	26	3.0	4
Recoverable under MUSIC guarantee	5.8	9	6.1	9
Total reinsurance recoverable on unpaid losses	$62.4	100%	$69.6	100%

Montpelier’s unrated reinsurance recoverables as of December 31, 2010 and 2009 relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of A- or better; or (iii) entered run-off but are considered by management to be financially sound.

MUSIC Acquisition

MUSIC, formerly known as General Agents Insurance Company of America, Inc. (“General Agents”), was acquired from GAINSCO, Inc. (“GAINSCO”) in November 2007 (the “MUSIC Acquisition”).  Prior to the MUSIC Acquisition, General Agents wrote general liability, commercial auto liability, specialty and umbrella lines of business. From 2003 to 2007 General Agents did not write any new business and entered into run-off.  The gross loss and LAE reserves Montpelier acquired are subject to various protective arrangements established specifically for the purpose of minimizing Montpelier’s exposure to the past business underwritten by General Agents and any adverse developments to MUSIC’s loss reserves as they existed at the time of the acquisition.

As of December 31, 2010, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $5.8 million (the “Acquired Reserves”).  MUSIC holds a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

Reinsurance Disputes

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  These proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Expected or actual reductions in reinsurance recoveries due to contract disputes, as opposed to a reinsurer’s inability to pay, are not recorded as an uncollectible reinsurance recoverable. Rather, they are factored into the determination of Montpelier’s net loss and LAE reserves.

As of December 31, 2010, Montpelier had no ongoing material insurance or reinsurance contract disputes.

In June 2010 Montpelier Re favorably resolved, through arbitration, a dispute involving two reinsurance contracts (the “Disputed Contracts”) with Manufacturers Property and Casualty Limited (“MPCL”) that originated in 2007. Montpelier Re subsequently received an award (the “Award”) equal to the sum of all outstanding paid reinsurance recoverables it was owed under the Disputed Contracts as of March 31, 2010, a portion of its defense costs associated with the proceedings and accrued interest on overdue amounts owed through the date of payment.

In October 2010 Montpelier Re and MPCL further agreed to an early settlement (the “Settlement”) of all remaining paid and unpaid reinsurance recoverables outstanding under the Disputed Contracts. The financial impact of the Settlement was not material to the Company or Montpelier Re.

Montpelier Re received a total of $51.6 million from MPCL during 2010 in satisfaction of both the Award and the Settlement of which $46.4 million represented paid and unpaid reinsurance recoverables outstanding under the Disputed Contracts and $5.2 million represented reimbursable defense costs and accrued interest.

The reinsurance payments received from MPCL during 2010 have been recorded as a reduction to reinsurance recoverable on paid and unpaid losses on the Company’s consolidated balance sheets. The defense costs and accrued interest recovered from MPCL have been recorded as a reduction to general and administrative expenses on the Company’s consolidated statements of operations.

NOTE 4.             Investments

Fixed maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	December 31, 2010		December 31, 2009
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$551.0	$554.0	$651.7	$653.6
Corporate debt securities	696.8	710.9	537.1	571.7
Debt securities issued by the U.S. Treasury and its agencies	482.1	483.0	461.4	461.0
U.S. government-sponsored enterprise securities	228.2	229.9	336.1	335.2
Commercial mortgage-backed securities	140.2	139.8	66.8	63.0
Debt securities issued by states of the U.S. and political subdivisions	59.4	59.7	24.0	24.6
Other debt obligations	112.3	112.0	100.7	98.4
Total fixed maturity investments	$2,270.0	$2,289.3	$2,177.8	$2,207.5

Equity securities:
Exchange-listed funds	$44.6	$44.6	$2.9	$3.1
Energy	22.5	41.6	35.2	44.3
Financial	19.2	23.0	33.9	38.1
Technology	16.1	21.5	23.2	26.9
Consumer goods	4.4	9.1	15.9	18.0
Materials	0.9	1.6	15.9	16.1
Other	9.2	11.5	23.3	20.7
Total equity securities	$116.9	$152.9	$150.3	$167.2

As of December 31, 2010, 86% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities and 14% were rated “BBB” (Good) or below by Standard & Poor’s.

In addition to the equity securities presented above, Montpelier also had open short equity positions, including short investment option and future positions, recorded within its other liabilities of $25.4 million and $38.6 million at December 31, 2010 and 2009, respectively, with associated net unrealized losses of $1.3 million and $0.5 million, respectively.

The contractual maturity of Montpelier’s fixed maturity investments at December 31, 2010 and 2009 is presented below:

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity investments:

Due in one year or less	$149.8	$153.3	$244.4	$248.3
Due after one year through five years	921.8	936.4	828.6	842.6
Due after five years through ten years	308.9	309.0	244.2	253.4
Due after ten years	86.0	84.8	41.5	48.2
Mortgage-backed and asset-backed securities	803.5	805.8	819.1	815.0
Total fixed maturity investments	$2,270.0	$2,289.3	$2,177.8	$2,207.5

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair value or their underlying net asset value, depending on Montpelier’s ownership share. For those funds carried at fair value, the underlying net asset value is used as a best estimate of fair value.  Montpelier’s CAT Bonds, investment in Symetra common shares and derivative instruments are carried at fair value.  The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	December 31, 2010		December 31, 2009
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:

Limited partnership interests and private investment funds	$33.4	$33.4	$30.8	$30.8

Other investments carried at fair value:
CAT Bonds	$10.0	$10.6	$10.0	$10.0
Limited partnership interests and private investment funds	38.3	42.6	27.9	26.5
Symetra common shares	—	—	20.0	22.6
Derivative instruments	2.5	3.5	3.3	1.1
Total other investments carried at fair value	$50.8	$56.7	$61.2	$60.2

Other investments	$84.2	$90.1	$92.0	$91.0

Net appreciation or depreciation on Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported as net realized and unrealized gains (losses) in the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (expense) from derivative instruments.  See Note 6.

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

Montpelier also had open investment option and futures contracts as of December 31, 2010 and 2009.  See Note 6.

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

•          Level 3 inputs — unobservable inputs.

Montpelier uses an independent service provider for assistance with its investment accounting function. This service provider, as well as Montpelier’s investment managers, in turn use several pricing services and brokers to assist with the determination of the fair value of Montpelier’s marketable securities. The ultimate pricing source varies based on the security and pricing service, but investments valued on the basis of observable (Levels 1 and 2) inputs are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or non-binding broker quotes are classified as Level 3.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at December 31, 2010 and 2009.

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$—	$554.0	$—	$554.0
Corporate debt securities	—	673.0	37.9	710.9
Debt securities issued by the U.S. Treasury and its agencies	322.6	160.4	—	483.0
U.S. government-sponsored enterprise securities	—	229.9	—	229.9
Commercial mortgage-backed securities	—	139.8	—	139.8
Debt securities issued by U.S. states and political subdivisions	—	59.7	—	59.7
Other debt obligations	—	107.3	4.7	112.0
Total fixed maturity investments	$322.6	$1,924.1	$42.6	$2,289.3

Equity securities:
Exchange-listed funds	$19.5	$25.1	$—	$44.6
Energy	41.6	—	—	41.6
Financial	22.1	0.9	—	23.0
Technology	21.5	—	—	21.5
Consumer goods	8.9	0.2	—	9.1
Materials	1.4	0.2	—	1.6
Other	11.1	0.4	—	11.5
Total equity securities	$126.1	$26.8	$—	$152.9

Other investments	$—	$14.1	$42.6	$56.7
Total investments	$448.7	$1,965.0	$85.2	$2,498.9

	December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$3.3	$589.8	$60.5	$653.6
Corporate debt securities	—	493.0	78.7	571.7
Debt securities issued by the U.S. Treasury and its agencies	287.3	173.7	—	461.0
U.S. government-sponsored enterprise securities	—	335.2	—	335.2
Commercial mortgage-backed securities	—	63.0	—	63.0
Debt securities issued by U.S. states and political subdivisions	—	24.6	—	24.6
Other debt obligations	—	88.1	10.3	98.4
Total fixed maturity investments	$290.6	$1,767.4	$149.5	$2,207.5

Equity securities:
Energy	$44.3	$—	$—	$44.3
Financial	28.9	5.2	4.0	38.1
Technology	26.1	1.5	—	27.6
Consumer goods	17.7	0.3	—	18.0
Materials	16.0	0.1	—	16.1
Other	22.4	0.7	—	23.1
Total equity securities	$155.4	$7.8	$4.0	$167.2

Other investments	$—	$11.1	$49.1	$60.2
Total investments	$446.0	$1,786.3	$202.6	$2,434.9

Montpelier’s open short equity positions are valued on the basis of Level 1 inputs.

Investments classified as Level 3 as of December 31, 2010 and 2009, primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships. As of December 31, 2009, equity securities and other investments classified as Level 3 also included preferred instruments and Montpelier’s investment in Symetra, respectively.

As of December 31, 2010 and 2009, the Company’s Level 3 investments represented 3.4% and 8.3% of its total investments measured at fair value, respectively. During 2010, sales of bank loans within Montpelier’s portfolio of corporate debt securities, as well as increased pricing transparency associated with certain residential mortgage-backed and corporate fixed-maturity securities historically classified as Level 3, resulted in a shift of such investments to Level 2. In addition, during the first quarter of 2010, Montpelier’s investment in Symetra was reclassified from other investments to equity securities and was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

There were no significant transfers between Levels 1 and 2 during 2010 or 2009.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$60.5	$—	$—	$—	$(60.5)	$—
Corporate debt securities	78.7	(14.9)	(0.6)	2.9	(28.2)	37.9
Other debt obligations	10.3	4.2	—	—	(9.8)	4.7
Total fixed maturity investments	$149.5	$(10.7)	$(0.6)	$2.9	$(98.5)	$42.6

Equity securities:
Financial	$4.0	$(2.2)	$—	$(1.7)	$(0.1)	$—
Other	—	0.3	(0.3)	—	—	—
Total equity securities	$4.0	$(1.9)	$(0.3)	$(1.7)	$(0.1)	$—

Other investments	$49.1	$9.5	$—	$6.6	$(22.6)	$42.6
Total investments	$202.6	$(3.1)	$(0.9)	$7.8	$(121.2)	$85.2

	Year Ended December 31, 2009
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains (losses)	Net transfers in (out)	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$14.8	$76.9	$—	$(0.1)	$(31.1)	$60.5
Corporate debt securities	126.7	11.7	(1.0)	23.6	(82.3)	78.7
Other debt obligations	17.4	(7.0)	—	—	(0.1)	10.3
Total fixed maturity investments	$158.9	$81.6	$(1.0)	$23.5	$(113.6)	$149.5

Equity securities:
Financial	$1.0	$3.0	$—	$—	$—	$4.0
Other	0.4	(0.4)	—	—	—	—
Total equity securities	$1.4	$2.6	$—	$—	$—	$4.0

Other investments	$31.0	$3.5	$—	$2.2	$12.4	$49.1
Total investments	$191.3	$87.7	$(1.0)	$25.7	$(101.2)	$202.6

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short equity positions for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Year Ended December 31, 2010:
Fixed maturity investments	$31.2	$(10.0)	$(0.4)	$20.8	$—
Equity securities	8.4	16.7	0.5	25.6	—
Other investments	(6.0)	10.3	(4.7)	(0.4)	—
Year Ended December 31, 2009:
Fixed maturity investments	$25.4	$78.8	$0.3	$104.5	$—
Equity securities	—	74.6	(2.3)	72.3	—
Other investments	(5.5)	8.5	7.5	10.5	(0.5)
Year Ended December 31, 2008:
Fixed maturity investments	$(22.2)	$(60.6)	$1.3	$(81.5)	$—
Equity securities	(5.9)	(97.6)	(4.4)	(107.9)	—
Other investments	(44.5)	(14.5)	(2.3)	(61.3)	0.9
Securities lending	(1.0)	1.4	—	0.4	—

(1)

Represents net realized and unrealized foreign exchange gains (losses) from investments and income (expense) derived from investments in the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures (See Note 6). These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Fixed maturity investments	$77.3	$83.2	$80.0
Cash and cash equivalents	0.2	0.5	3.7
Equity securities	0.8	3.0	5.4
Other investments	3.4	2.3	4.7
Securities lending income	—	—	0.4
Total investment income	81.7	89.0	94.2
Investment expenses	(7.7)	(8.0)	(7.8)
Net investment income	$74.0	$81.0	$86.4

Assets on Deposit and Held in Trust

Effective September 30, 2010, Montpelier Re established a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as an alternative means of providing statutory credit to Montpelier Re’s cedants.  As of December 31, 2010, Montpelier Re was granted authorized or trusteed reinsurer status in 15 states and is currently seeking approval in all remaining states and the District of Columbia. The initial minimum value of the Reinsurance Trust was set at $20.0 million plus the amount of Montpelier Re’s reinsurance liabilities to such cedants (which were $54.8 million at December 31, 2010).  As of December 31, 2010, the fair value of all assets held in the Reinsurance Trust was $101.4 million. See Note 5.

Effective March 31, 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust was set at $230.0 million. As of December 31, 2010, the fair value of all assets held in the Lloyd’s Capital Trust was $249.5 million.  See Note 5.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”).  As of December 31, 2010 and 2009, the fair value of all assets held in the Premiums Trust Funds was $187.6 million and $121.3 million, respectively.  See Note 12.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $6.5 million and $6.8 million at December 31, 2010 and 2009, respectively.

Montpelier’s assets on deposit and held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $2,319.2 million, $1,820.1 million and $1,773.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Maturities, calls and paydowns of investments totaled $644.2 million, $786.5 million and $672.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2010, 2009 and 2008.

NOTE 5.             Debt and Other Financing Arrangements

Senior Unsecured Debt (“Senior Notes”)

During 2003, the Company issued $250.0 million of Senior Notes. The Senior Notes bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes are scheduled to mature on August 15, 2013, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

In May 2010 the Company repurchased and retired $1.0 million in principal amount of its Senior Notes. The loss recognized on the transaction, representing the difference between the amount of consideration paid and the carrying value of the Senior Notes repurchased, was less than $0.1 million.

In March 2009 the Company repurchased and retired $21.0 million in principal amount of its Senior Notes.  The gain recognized on the transaction, representing the difference between the consideration paid and the carrying value of the Senior Notes repurchased, was $5.9 million.

The carrying value of the Senior Notes at December 31, 2010 and 2009, was $227.7 million and $228.6 million, respectively.

The Company incurred interest on the Senior Notes of $14.0 million, $14.3 million and $15.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.  The Company paid $14.0 million, $14.8 million and $15.3 million in interest on the Senior Notes during the years ended December 31, 2010, 2009 and 2008, respectively.

Trust Preferred Securities

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

Effective March 31, 2010, Montpelier Capital Trust III has been consolidated into the Company’s consolidated balance sheets, and is shown on a consolidated basis for all periods presented. This consolidation, which had the effect of reducing the Company’s historical other investment and debt balances by $3.1 million, had no impact on the Company’s statements of operations, cash flows or shareholders’ equity.

The Company incurred and paid interest expense of $8.7 million on the Trust Preferred Securities during each of the years ended December 31, 2010, 2009 and 2008.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties as a means of providing collateral and/or statutory credit to certain of its constituents. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $376.7 million and $835.8 million at December 31, 2010 and 2009, respectively. The following table outlines these facilities as of December 31, 2010:

Secured operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date

Syndicated Facility: Tranche B	$9.3	$9.3	Aug. 2010
Syndicated 5-Year Facility (I)	500.0	36.6	June 2011
Syndicated 5-Year Facility (II)	215.0	173.6	June 2012
Bilateral Facility	100.0	8.0	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of December 31, 2010 and 2009, the Company and Montpelier Re were in compliance with all covenants.

Effective August 4, 2010, the Syndicated Facility: Tranche B, which had a capacity of $225.0 million, expired under its terms and was not renewed.  As a result: (i) Montpelier Re can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit drawn under the facility will have to be renewed into an alternate Montpelier Re facility upon expiry.  This facility is subject to an annual commitment fee of 0.225% on drawn balances and, while active, was subject to an annual commitment fee of 0.075% on undrawn balances.

The Syndicated 5-Year Facility (I) is subject to an annual commitment fee of 0.275% on drawn balances and 0.075% on undrawn balances.

The Syndicated 5-Year Facility (II) is subject to an annual commitment fee of 0.225% on drawn balances and 0.08% on undrawn balances.

The Bilateral Facility is subject to an annual commitment fee of 0.40%, which was increased effective April 1, 2010 from 0.20%.  The commitment fee is charged on drawn balances only.

In 2007 the Company, Montpelier Re and MCL entered into a letter of credit facility (“the Lloyd’s Standby Facility”)  in order to meet MCL’s ongoing FAL requirements.  The Lloyd’s Standby Facility provided Montpelier with a secured £74.0 million standby letter of credit facility through December 31, 2012.

In October 2008 the Lloyd’s Standby Facility was amended and restated to provide Montpelier with a secured £110.0 million standby letter of credit facility through December 31, 2013.

In March 2009 the Lloyd’s Standby Facility was further amended to provide Montpelier with a secured $230.0 million standby letter of credit facility through December 31, 2013.

The Lloyd’s Standby Facility was subject to an annual commitment fee of 0.45% on drawn balances and 0.158% on undrawn balances through March 2009 and an annual commitment fee of 0.60% on drawn balances and 0.21% on undrawn balances thereafter.

Effective March 31, 2010, the Company, Montpelier Re and MCL voluntarily terminated the Lloyd’s Standby Letter of Credit Facility and Montpelier Re and MCL entered into the Lloyd’s Capital Trust (as described below).

Trust Arrangements

Effective September 30, 2010, Montpelier Re established the Reinsurance Trust as an alternative means of providing statutory credit to certain of Montpelier Re’s U.S. cedants.  The initial minimum value of the Reinsurance Trust was set at $20.0 million plus the amount of Montpelier Re’s reinsurance liabilities to such cedants (which were $54.8 million at December 31, 2010). See Note 4.

Effective March 31, 2010, Montpelier entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing FAL requirements.  The initial minimum value of the Lloyd’s Capital Trust was set at $230.0 million. See Note 4.

NOTE 6.             Derivative Contracts

Montpelier enters into derivative instruments from time to time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

The primary risks Montpelier seeks to manage through its use of derivative instruments are underwriting risk and foreign exchange risk. Derivative instruments designed to manage Montpelier’s underwriting risk include: (i) an option on hurricane seasonal futures (the “Hurricane Option”); (ii) ILW swap contracts (the “ILW Swaps”); and (iii) catastrophe bond protection (the “CAT Bond Protection”). These derivative instruments provide reinsurance-like protection to Montpelier for specific loss events associated with certain lines of its business.

As an extension of its underwriting activities, Montpelier has participated in a CAT bond facility (the “CAT Bond Facility”) and has sold ILW protection (the “ILW Contracts”).  These derivative instruments provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.

Foreign exchange risk, specifically Montpelier’s risk associated with making claim payments in foreign currencies, is managed through the use of foreign currency exchange agreements (“Foreign Exchange Contracts”).

As an extension of Montpelier’s investing activities, certain of its investment managers have entered into investment options and futures (“Investment Options and Futures”), credit derivative arrangements (“Credit Derivatives”), and interest rate contracts (“Interest Rate Contracts”), as well as Foreign Exchange Contracts.

The Company also entered into two equity forward sale agreements and a related share issuance agreement (the “Forward Sale Agreements and Share Issuance Agreement”) in order to manage the risks associated with a significant loss of capital, which could most likely occur as a result of significant underwriting losses. The first Forward Sale Agreement was settled in March 2007 and the second Forward Sale Agreement and the Share Issuance Agreement were terminated in February 2009.

None of Montpelier’s derivatives are formally designated as hedging instruments.

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded at December 31, 2010 and December 31, 2009:

		December 31, 2010		December 31, 2009
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Value	Fair Value	Notional Value

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(0.4)	$77.0	$—	$—
U.S. Dollars sold	Other Investments	1.6	88.9	(0.7)	30.5
Credit Derivatives	Other Investments	0.3	15.3	—	—
Interest Rate Contracts	Other Investments	(0.2)	46.3	—	—
Investment Options and Futures (long)	Other Investments	2.2	—	1.8	—
Investment Options and Futures (short)	Other Liabilities	0.6	—	0.6	—
ILW Swaps	Other Assets	0.7	—	—	—
ILW Contracts	Other Liabilities	0.1	—	—	—

The following table presents the net income (expense) from Montpelier’s derivative instruments during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Hurricane Option	$—	$—	$(1.0)
ILW Swaps	(0.3)	—	(0.7)
CAT Bond Protection	—	(0.2)	(11.9)
Foreign Exchange Contracts	2.1	(0.6)	(4.1)
Interest Rate Contracts	(0.1)	—	—
Investment Options and Futures	(6.7)	8.1	1.8
CAT Bond Facility	—	—	1.0
ILW Contracts	0.3	—	0.6

Net income (expense) from derivative instruments	$(4.7)	$7.3	$(14.3)

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

ILW Swaps

In April 2008 Montpelier Re entered into ILW Swap I with a third-party in order to provide protection against Montpelier Re’s U.S. hurricane exposure.  In return for a fixed-rate payment of $0.7 million, Montpelier Re received a floating-rate payment which was triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under ILW Swap I was $5.0 million. ILW Swap I expired without value in April 2009.

In November 2010 Montpelier Re entered into ILW Swap II with a third-party in order to provide protection against Montpelier Re’s U.S. earthquake and Europe windstorm exposures through June 30, 2011.  In return for a fixed-rate payment of $1.0 million, Montpelier Re receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under ILW Swap II is $5.0 million. The fair value of ILW Swap II at December 31, 2010 was $0.7 million.

The fair values of ILW Swaps are derived based on unobservable (Level 3) inputs.

CAT Bond Protection

In December 2005 Montpelier Re purchased fully-collateralized coverage for losses sustained from qualifying hurricane and earthquake loss events from a third-party that financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matured in January 2009. Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by Montpelier Re. For that reason, this transaction was accounted for as a derivative, rather than as a reinsurance transaction, and was carried at fair value.

Contract payments expensed in connection with the CAT Bond Protection were calculated at 12.83% per annum on the first tranche and 13.58% per annum on the second tranche.

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by Montpelier Re.

Foreign Exchange Contracts

From time to time Montpelier, either directly or indirectly through its investment managers, enters into foreign currency exchange agreements which constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. Montpelier enters into these agreements in connection with its underwriting and investing activities.

Those Foreign Exchange Contracts related to Montpelier’s underwriting activities do not eliminate fluctuations in the value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they are designed to protect Montpelier against adverse movements in foreign exchange rates. Those Foreign Exchange Contracts related to Montpelier’s investing activities are designed to either protect Montpelier from adverse movements in foreign exchange rates or to enhance Montpelier’s investment performance.

Montpelier’s open Foreign Exchange Contracts at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars. Montpelier’s open Foreign Exchange Contracts at December 31, 2009 were denominated in European Union euros and Canadian dollars.

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.

Credit Derivatives

From time to time Montpelier’s investment managers enter into various credit derivative arrangements whose value is derived from the credit risk associated with an underlying bond, loan or other financial asset.  In such transactions, Montpelier is effectively the buyer or seller of credit protection, depending on the specific instrument. When Montpelier is buying credit protection, the value of its derivative position increases (or decreases) when the associated credit risk increases (or decreases). Conversely, when Montpelier is selling credit protection, the value of its derivative position decreases (or increases) when the associated credit risk increases (or decreases).

The fair value of the Credit Derivatives is derived based on other observable (Level 2) inputs.

Interest Rate Contracts

From time to time Montpelier’s investment managers enter into various interest rate derivative contracts whose  value is based on the right to pay or receive a notional amount of money at a given interest rate. These instruments are either used to limit Montpelier’s exposure to fluctuations in specified interest rates or to address an anticipated change in interest rates.

The fair value of the Interest Rate Contracts is derived based on other observable (Level 2) inputs.

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of December 31, 2010 and 2009, Montpelier had open long option positions with a fair value of $2.2 million and $1.8 million, respectively.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

CAT Bond Facility

In June 2006 Montpelier Re entered into the CAT Bond Facility under which it was entitled to receive contract payments from a third-party in return for assuming mark-to-market risk on a portfolio of securitized catastrophe risks. The difference between the notional capital amounts of the catastrophe bonds and their market value was marked to market over the terms of the bonds; the difference was settled on a monthly basis. These marked-to-market adjustments, in addition to any interest earned on the bonds, were included as a component of net income (expense) from derivative instruments.

In June 2008 the CAT Bond Facility was terminated and Montpelier Re purchased the underlying CAT Bonds from the counterparty at their fair value.  As a result, subsequent to the termination of the Cat Bond Facility, the CAT Bonds were recorded on the Company’s consolidated balance sheets as other investments.  See Note 4.

The fair value of the CAT Bond Facility was derived based on other observable (Level 2) inputs.

ILW Contracts

In August 2007 and April, 2010 Montpelier entered into ILW Contracts with third-parties under which qualifying loss payments are triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  Each ILW Contract was designed to provide the insured with $15.0 million of protection resulting from industry losses of stated amounts. The first of these ILW Contracts covered losses from all natural perils within the U.S., and expired in August 2008 without any payment required by Montpelier. The second ILW Contract expires in March 2011, and covers losses incurred in several U.S. states resulting from earthquake damage.  Montpelier received consideration of $4.0 million and $0.5 million for the first and second ILW Contract, respectively.

ILW Contracts are carried at fair value in accordance with GAAP. The fair value of the ILW Contract liability at December 31, 2010 was $0.1 million, and was derived based on unobservable (Level 3) inputs.

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

In February 2009 the Company and the Forward Counterparty agreed to the early termination of the second Forward Sale Agreement and the Share Issuance Agreement.  In connection with the termination of these agreements, in March 2009, the Forward Counterparty: (i) made a $32.0 million cash payment to the Company; and (ii) delivered to the Company, in exchange for a cash payment of $0.01, 5,920,000 of the 7,920,000 Common Shares previously issued to them under the Share Issuance Agreement.  See Note 7. The early settlement of these agreements had the same economic effect as the Company issuing 2,000,000 Common Shares for $32.0 million.

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

NOTE 7.    Common Shareholders’ Equity

Common Shares

The following table summarizes the Company’s Common Share activity during the years ending December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(in Common Shares)	2010	2009	2008
Beginning Common Shares outstanding	79,998,795	91,826,704	99,290,078
Acquisitions of Common Shares:
Common Shares repurchased and retired	(15,417,261)	(5,420,941)	(5,921,644)
Common Shares repurchased and placed in treasury	(706,000)	(1,178,097)	(1,877,375)
Common Shares retired in connection with the Share Issuance Agreement	—	(5,920,000)	—
Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	681,670	664,426	335,645
Issuances in satisfaction of DSU obligations	—	26,703	—

Ending Common Shares outstanding	64,557,204	79,998,795	91,826,704

As of December 31, 2010, the Company had 64,557,204 Common Shares outstanding consisting of 66,610,232 Common Shares issued less 2,053,028 Common Shares in treasury.  As of December 31, 2009, the Company had 79,998,795 Common Shares outstanding consisting of 82,027,493 Common Shares issued less 2,028,698 Common Shares in treasury.

2011 common share activity

Through February 18, 2011, the Company repurchased 2,353,252 Common Shares pursuant to a publicly announced share repurchase program at an average price of $20.16 per share. These shares will be retired during the first quarter of 2011.

2010 common share activity

The Company repurchased 706,000 Common Shares in January 2010 pursuant to a publicly announced share repurchase program at an average price of $17.23 per share. These shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations. See Note 8.

The Company repurchased a further 8,519,459 Common Shares during 2010 pursuant to publicly announced share repurchase programs at an average price of $17.67 per share. These shares were subsequently retired.

The Company also repurchased 6,897,802 Common Shares previously owned by Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC. in February 2010 pursuant to a private transaction at a price of $19.00 per share.  See Note 13. These shares were subsequently retired.

During 2010, the Company issued 681,670 Common Shares in satisfaction of vested Restricted Share Unit (“RSU”) obligations. See Note 8. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.8 million, which was recorded as a reduction to additional paid-in capital.

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

During 2009 the Company issued a total of 691,129 Common Shares in satisfaction of vested RSU and DSU obligations. See Note 8. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.7 million, which was recorded as additional paid-in capital.

2008 common share activity

During 2008 the Company repurchased a total of 7,799,019 Common Shares at an average price of $16.12 per share.   Of the total shares repurchased during 2008, 5,921,644 shares were retired and 1,877,375 shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share based obligations.

During 2008 the Company issued a total of 335,645 Common Shares in satisfaction of vested RSU obligations. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.2 million, which was recorded as additional paid-in capital.

Common Share Repurchase Authorization

As of December 31, 2010,  the Company had a remaining share repurchase authorization of $227.7 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Dividends

The Company declared, on a quarterly basis, regular cash dividends per Common Share totaling $0.37 in 2010,  $0.315 in 2009, and $0.30 in 2008.

The total amount of dividends paid to holders of Common Shares during the years ended December 31, 2010, 2009 and 2008, was $26.2 million, $26.2 million and $28.4 million, respectively.  As of December 31, 2010 and 2009, the Company had $6.5 million and $7.2 million, respectively, of dividends payable to shareholders.

NOTE 8.    Share Based Compensation

LTIP

The Montpelier Re Holdings Ltd. Long-Term Incentive Plan (the “LTIP”) is the Company’s sole share-based long-term incentive plan. At the discretion of the Board’s Compensation and Nominating Committee (the “Compensation Committee”), incentive awards, the value of which are based on Common Shares, may be made to plan participants.  For the periods presented, Montpelier’s share based incentive awards consisted of RSUs and performance shares.

As of December 31, 2010, the Company had remaining authority to issue up to 2,880,679 Common Share awards under the LTIP.  The LTIP was last approved by the Company’s shareholders on May 23, 2007.

RSUs

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over three, four or five-year periods, subject to the recipient maintaining a continuous relationship with Montpelier (either as an employee,  a director or a consultant) through the applicable vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive dividends and distributions declared on Common Shares.

The Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008 (the “EES Act”), added Section 457A to the U.S. Internal Revenue Code. The Company believes that this tax legislation would have caused certain LTIP participants (those who are U.S. taxpayers) to be taxed on the fair value of RSUs upon vesting, rather than upon receipt of the underlying Common Shares.  In order to alleviate this potential mismatch between taxation and receipt of the Common Shares, the Company formally decided in December 2008 to amend certain outstanding RSU awards to accelerate the distribution of the underlying Common Shares to coincide more closely to the vesting date. The amendment to the award agreements did not change the applicable vesting date, but allowed participants to receive their Common Shares during the same period in which they became taxable.

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

From time to time Montpelier also uses “Fixed RSUs” as a supplemental component of its ongoing long-term incentive compensation for certain of its employees and directors.  Unlike Variable RSUs, Fixed RSUs are fixed and determinable on the grant date. Fixed RSUs are typically granted: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the Boards of Directors of the Company and MUAL. Additionally, when the actual number of Variable RSUs to be awarded has been formally determined, they are effectively converted to Fixed RSUs.

As of December 31, 2010, the Company’s Variable RSUs outstanding consisted of those for the 2010 to 2013 cycle. The number of Variable RSUs to be awarded for this cycle will be determined based on a 2010 target ROE of 9.69%. At an achieved ROE of 9.69% (“Target”) the Company would expect to grant approximately 580,000 Variable RSUs to participants, at an ROE of 3.69% (“Threshold”) the Company would not expect to grant any Variable RSUs to participants and at an ROE of 19.69% (“Maximum”) the Company would expect to grant approximately 1,160,000 Variable RSUs to participants.

The following table summarizes Montpelier’s RSU activity for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of year	1,768,769	$13.3	1,281,619	$7.7	1,109,083	$7.3
Fixed RSUs Awarded	10,000	0.2	32,500	0.5	252,000	3.9
Variable RSUs at target, 2010 - 2013 cycle	580,730	9.5	—	—	—	—
Changes in Variable RSU projections, 2010 - 2013 cycle	145,192	2.4	—	—	—	—
Variable RSUs at target, 2009 - 2012 cycle	3,225	—	656,420	10.5	—	—
Changes in Variable RSU projections, 2009 - 2012 cycle	9,566	0.1	603,907	9.6	—	—
Variable RSUs at target, 2008 - 2011 cycle	—	—	—	—	594,690	8.3
Changes in Variable RSU projections, 2008 - 2011 cycle	—	—	(19,662)	(0.2)	(278,654)	(3.2)
Payments	(819,915)	—	(786,015)	—	(379,835)	—
Forfeitures	(59,987)	(0.7)	—	—	(15,665)	(0.3)
Expense recognized	—	(13.5)	—	(14.8)	—	(8.3)
End of year	1,637,580	$11.3	1,768,769	$13.3	1,281,619	$7.7

RSU Awards

On the basis of the Company’s results achieved during 2010, the Company anticipates issuing a total of 725,922 Variable RSUs or approximately 125% of the 580,730 target RSUs outstanding for the 2010-2013 award cycle at December 31, 2010. The actual number of Variable RSUs to be awarded for the 2010 to 2013 cycle may be more or less than this anticipated total and will not be finalized until approved by the Compensation Committee in March 2011.

On the basis of the Company’s preliminary 2009 results, the Company anticipated issuing a total of 1,260,327 Variable RSUs for the 2009-2012 award cycle at December 31, 2009.  Based on actual 2009 results achieved, as approved by the Compensation Committee in March 2010, the actual number of Variable RSUs award for that cycle was increased by 12,791 RSUs to 1,273,118 during the first quarter of 2010 or approximately 193% of the target RSU’s ultimately fixed for that cycle.

On the basis of the Company’s preliminary 2008 results, the Company anticipated issuing a total of 316,036 Variable RSUs for the 2008-2011 award cycle at December 31, 2008.  Based on actual 2008 results achieved, as approved by the Compensation Committee in February 2009, the actual number of Variable RSUs award for that cycle was reduced by 19,662 RSUs to 296,374 during the first quarter of 2009 or approximately 50% of the target RSUs ultimately fixed for that cycle.

During the years ended December 31, 2010, 2009 and 2008, the Company also issued 10,000, 32,500 and 252,000 Fixed RSUs to certain of its employees and directors.

RSU Payments

During 2010 the Company paid out 819,915 vested RSUs and withheld, at the recipients’ election, 138,245 RSUs to provide for statutory income tax liabilities.  As a result, the Company issued 681,670 Common Shares from its treasury. See Note 7. The fair value of the RSUs paid out during 2010 was $15.3 million.

During 2009 the Company paid out 786,015 vested RSUs and withheld, at the recipients’ election, 121,589 RSUs to provide for statutory income tax liabilities.  As a result, the Company issued 664,426 Common Shares from its treasury. See Note 7. The fair value of the RSUs paid out during 2009 was $12.6 million.

During 2008 the Company paid out 379,835 vested RSUs during 2008 and withheld, at the recipient’s election, 44,190 RSUs to provide for statutory income tax liabilities.  As a result, the Company issued 335,645 Common Shares from its treasury. See Note 7. The fair value of the RSUs paid out during 2008 was $6.2 million.

RSU Assumptions

For the years presented, the Company assumed a 3.0% to 14.5% forfeiture rate depending on the nature and term of the individual award and past and recent experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeitures levels.  True-up adjustments are made as deemed necessary.

During 2010 the Company revised its expected RSU forfeiture assumptions in light of actual experience.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding by $0.7 million.

During 2008 the Company revised its expected RSU forfeiture assumptions in light of actual experience and made  changes to the fair value of certain outstanding RSU awards resulting from the EES Act which eliminated or reduced holding period restrictions for participants. As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding by $0.3 million.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at December 31, 2010, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Five-year RSU awards granted in 2007	72,500	$0.3
Four-year RSU awards granted in 2008	95,565	0.4
Five-year RSU awards granted in 2008	75,100	0.4
Four-year RSU awards granted in 2009	652,493	4.4
Five-year RSU awards granted in 2009	6,000	—
Four-year RSU awards granted in 2010 (including those awards in their Initial RSU Period)	735,922	5.8
Total RSUs outstanding at December 31, 2010	1,637,580	$11.3

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $7.2 million, $3.3 million and $0.8 million during 2011, 2012 and 2013 and beyond, respectively.

Performance Shares

From 2002 to 2007, performance shares were a significant element of the Company’s LTIP awards in terms of prospective value.  At target payout, each performance share represented the fair value of a Common Share. At the end of a performance period, which was generally the three-year period following the date of grant, a plan participant received a harvest of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to the operating and financial performance of the Company over the period. Additionally, at the discretion of the Compensation Committee, the performance of certain members of senior management could be further measured by reference to the ratio of the actual return on equity to ROAC (the “Swing Factor”) resulting in an adjustment to the harvest of up to + / - 25%.  The Company no longer has any performance shares outstanding.

The actual performance share harvest ratio for all participants with respect to 172,000 performance shares outstanding for the 2007-2009 cycle was 106% based on an achieved ROAC of 16.5%. The 2007-2009 performance shares were settled in March 2010 through a cash payment to participants totaling $3.2 million.

The actual performance share harvest ratio for participants with respect to 153,000 performance shares outstanding for the 2006-2008 cycle was: (i) 116% for the 38,000 performance shares not subject to the Swing Factor based on an achieved ROAC of 17.3%; and (ii) 95% for the 115,000 performance shares subject to the Swing Factor. The 2006-2008 performance shares were settled in February 2009 through a cash payment to participants totaling $2.5 million.

During the years ended December 31, 2010, 2009 and 2008, the Company incurred $0.2 million, $1.5 million and $(0.9) million, respectively, of performance share expense (income).

Directors Share Plan

All non-management directors are eligible to participate voluntarily in the Directors Share Plan.  Eligible directors who elect to participate receive, in lieu of a portion of their annual cash retainer, a number of DSUs of the same dollar value based on the value of Common Shares at that date.  DSUs comprise a contractual right to receive Common Shares or an equivalent amount of cash upon termination of service as a director. Holders of DSUs are not entitled to voting rights but are entitled to receive dividends and distributions declared on Common Shares.

In light of the EES Act, the Company permitted all participants in the Directors Share Plan to elect to receive their Common Shares prior to December 31, 2017 and all participants elected to receive payment for their outstanding DSUs in January 2009.  This resulted in the issuance of 26,703 Common Shares and the payment of $0.2 million.  See Note 7.  The fair value of the DSUs paid out during 2009 was $0.7 million.

NOTE 9.             Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several other countries, including the U.S.  The Company and Montpelier Re intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be viewed as being engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S., there can be no assurance that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or Montpelier Re is engaged in a trade or business in the U.S.  In that event, those entities would be subject to U.S. income tax, as well as a branch profits tax, on income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until 2016.  The Minister of Finance has recently indicated that this exemption will be extended to 2035 but the required legislation for this action has not yet been brought before the Bermuda legislature.

The Company’s U.S.-domiciled subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations.  The provision for U.S. federal income taxes has been determined under the principles of a consolidated tax provision within the U.S. Internal Revenue Code and Regulations. The tax years open to examination by the Internal Revenue Service for these subsidiaries are from 2008 to present.

The Company’s U.K. and Swiss-domiciled subsidiaries are subject to income taxes in those jurisdictions.  The tax years open to examination by the HM Revenue & Customs for the Company’s U.K. subsidiaries and the Swiss Federal Department of Finance for MEAG, are from 2007 to present.

Montpelier’s consolidated income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Current tax expense (benefit):
U.S. Federal	$—	$—	$—
U.S. state	—	0.1	0.1
Non-U.S.	—	(1.3)	1.2
Current tax provision (benefit)	$—	$(1.2)	$1.3

Deferred tax expense (benefit):
U.S. Federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	(1.3)	2.3	(0.2)
Deferred tax expense (benefit)	(1.3)	2.3	(0.2)
Income tax expense (benefit)	$(1.3)	$1.1	$1.1

As of December 31, 2010 and 2009, Montpelier had a current income tax asset of zero and $0.6 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.  An outline of the significant components of the Company’s deferred tax assets and liabilities follows:

	December 31,
	2010	2009
Deferred tax assets relating to:
Net unearned premiums and deferred acquisition costs	$0.4	$0.4
U.S. net operating loss carryforwards	15.7	11.7
Non-U.S. net operating loss carryforwards	2.0	0.3
Share based compensation	1.9	2.2
Other items	3.7	1.7
Total gross deferred tax assets	23.7	16.3
Less: deferred tax asset valuation allowances	(21.4)	(15.6)
Net deferred tax assets included in other assets	$2.3	$0.7
Deferred tax liabilities related to:
Deferred U.K. premium income	2.9	2.6
Total gross deferred tax liabilities	2.9	2.6
Less: deferred tax liability valuation allowances	—	—
Net deferred tax liabilities included in other liabilities	$2.9	$2.6

The Company carried a deferred tax asset valuation allowance at December 31, 2010 and 2009 of $21.4 million and $15.6 million, respectively, due mainly to the startup nature of its U.S. operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize its deferred assets. Net operating losses may be carried forward to offset future taxable income in the jurisdiction to which they relate. The U.S. net operating losses will begin to expire in 2027, while any non-U.S. net operating losses may be carried forward indefinitely.

A reconciliation of actual income taxes to the amount calculated using the expected tax rate of zero under Bermuda law is as follows:

	Year Ended December 31,
	2010	2009	2008
Income (loss) before income taxes and extraordinary item	$210.7	$464.6	$(143.5)
Income taxes at the expected income tax rate of Bermuda	$—	$—	$—
Foreign tax expense (benefit) at actual rates:
U.S.	$—	$0.1	$—
Non-U.S.	(1.3)	1.0	1.1
Total income tax expense (benefit)	$(1.3)	$1.1	$1.1
Effective income tax rate	(0.6)%	0.2%	(0.8)%

The non-U.S. component of foreign taxes represent the taxes incurred by Montpelier’s U.K. and Swiss entities. The total income (loss) before income taxes and extraordinary item associated with those entities were $(1.2) million, $4.8 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010 Montpelier re-characterized an existing intercompany loan among two of its wholly-owned subsidiaries as a contribution of capital. In connection this re-characterization, Montpelier recorded a $1.0 million income tax benefit representing: (i) current and prior year reversals of U.K. deferred income tax expense; and (ii) the amended treatment of foreign exchange gains experienced while the loan was outstanding.

During the years ended December 31, 2010, 2009 and 2008, Montpelier paid (received) total income taxes of $(0.5) million, $0.5 million and $0.2 million, respectively.

Montpelier believes that its material tax positions have a greater than 50% likelihood of being sustained on technical merits if challenged.

NOTE 10. Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments. For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its financial instruments on its consolidated balance sheets at fair value with the exception of its fixed-rate debt.

The Company’s fixed-rate debt currently consists of the Senior Notes and the Trust Preferred Securities. At December 31, 2010 and 2009 the fair value of the Senior Notes (based on quoted market prices) was $236.6 million and $227.6 million, respectively, which compared to a carrying value of $227.7 million and $228.6 million, respectively. At December 31, 2010 and 2009, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $90.0 million and $70.0 million, respectively, which compared to a carrying value of $100.0 million.

NOTE 11. Segment Reporting

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC. Prior to its liquidation and dissolution in 2009, Blue Ocean constituted a fourth reportable segment. The Montpelier Bermuda segment includes the assets and operations of Montpelier Re, the Montpelier Syndicate 5151 segment includes the assets and operations of MCL, Syndicate 5151, MUAL, PUAL, MUSL, MEAG and MUI and the MUSIC segment includes the assets and operations of MUSIC. The Blue Ocean segment included the assets and operations of Blue Ocean and Blue Ocean Re. The segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them. The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Company’s Board of Directors and senior management.

The Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services are collectively referred to “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Montpelier Bermuda	$2,792.6	$2,787.3
Montpelier Syndicate 5151	310.0	205.1
MUSIC	101.1	77.2
Corporate and Other	15.7	29.6
Total assets	$3,219.4	$3,099.2

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2010 follows:

		Montpelier
	Montpelier	Syndicate		Corporate
Year Ended December 31, 2010	Bermuda	5151	MUSIC	and Other	Total
Gross insurance and reinsurance premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0
Ceded reinsurance premiums	(41.7)	(21.5)	(1.7)	13.7	(51.2)
Net insurance and reinsurance premiums written	412.4	209.8	46.6	—	668.8
Change in unearned premiums	1.5	(34.8)	(10.1)	—	(43.4)
Net insurance and reinsurance premiums earned	413.9	175.0	36.5	—	625.4

Loss and LAE	(153.4)	(121.5)	(27.4)	—	(302.3)
Insurance and reinsurance acquisition costs	(56.0)	(34.4)	(8.3)	—	(98.7)
General and administrative expenses	(39.2)	(35.6)	(10.5)	(26.8)	(112.1)
Underwriting income	165.3	(16.5)	(9.7)	(26.8)	112.3
Net investment income	69.9	1.9	2.2	—	74.0
Other revenue	0.7	—	—	0.1	0.8
Investment and foreign exchange gains	51.1	5.1	0.6	(3.9)	52.9
Net loss from derivative instruments	(4.9)	0.2	—	—	(4.7)
Interest and other financing expenses	(1.4)	(0.7)	—	(22.5)	(24.6)
Income before income taxes and extraordinary item	$280.7	$(10.0)	$(6.9)	$(53.1)	$210.7

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the year ended December 31, 2010 follows:

			Montpelier
			Syndicate
Year Ended December 31, 2010	U.S.	U.K.	5151
Gross insurance and reinsurance premiums written	$46.3	$185.0	$231.3
Ceded reinsurance premiums	(8.4)	(13.1)	(21.5)
Net insurance and reinsurance premiums written	37.9	171.9	209.8
Change in unearned premiums	0.6	(35.4)	(34.8)
Net insurance and reinsurance premiums earned	38.5	136.5	175.0

Loss and LAE	(24.1)	(97.4)	(121.5)
Insurance and reinsurance acquisition costs	(10.7)	(23.7)	(34.4)
General and administrative expenses	(10.7)	(24.9)	(35.6)
Underwriting loss	$(7.0)	$(9.5)	$(16.5)

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2009 follows:

		Montpelier
	Montpelier	Syndicate		Corporate
Year Ended December 31, 2009	Bermuda	5151	MUSIC	and Other	Total
Gross insurance and reinsurance premiums written	$452.4	$167.3	$24.3	$(9.1)	$634.9
Ceded reinsurance premiums	(24.8)	(16.4)	(0.6)	9.1	(32.7)
Net insurance and reinsurance premiums written	427.6	150.9	23.7	—	602.2
Change in unearned premiums	(1.6)	(17.8)	(9.6)	—	(29.0)
Net insurance and reinsurance premiums earned	426.0	133.1	14.1	—	573.2

Loss and LAE	(64.4)	(64.6)	(9.7)	—	(138.7)
Insurance and reinsurance acquisition costs	(54.2)	(22.9)	(3.4)	—	(80.5)
General and administrative expenses	(62.2)	(38.5)	(9.0)	(27.4)	(137.1)
Underwriting income	245.2	7.1	(8.0)	(27.4)	216.9
Net investment income	77.9	0.7	2.2	0.2	81.0
Other revenue	0.5	—	—	—	0.5
Investment and foreign exchange gains	181.5	(2.4)	2.2	(2.0)	179.3
Net income from derivative instruments	7.3	—	—	—	7.3
Interest and other financing expenses	(1.5)	(1.9)	—	(22.9)	(26.3)
Gain on early extinguishment of debt	—	—	—	5.9	5.9
Income before income taxes and extraordinary item	$510.9	$3.5	$(3.6)	$(46.2)	$464.6

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the year ended December 31, 2009 follows:

			Montpelier
			Syndicate
Year Ended December 31, 2009	U.S.	U.K.	5151
Gross insurance and reinsurance premiums written	$48.2	$119.1	$167.3
Ceded reinsurance premiums	(6.0)	(10.4)	(16.4)
Net insurance and reinsurance premiums written	42.2	108.7	150.9
Change in unearned premiums	2.1	(19.9)	(17.8)
Net insurance and reinsurance premiums earned	44.3	88.8	133.1

Loss and LAE	(31.6)	(33.0)	(64.6)
Insurance and reinsurance acquisition costs	(11.0)	(11.9)	(22.9)
General and administrative expenses	(18.7)	(19.8)	(38.5)
Underwriting income	$(17.0)	$24.1	$7.1

A summary of Montpelier’s statements of operations by segment for the year ended December 31, 2008 follows:

		Montpelier
	Montpelier	Syndicate			Corporate
Year Ended December 31, 2008	Bermuda	5151	MUSIC	Blue Ocean	and Other	Total
Gross ins. and reins. premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1
Ceded reinsurance premiums	(76.7)	(7.5)	—	—	5.3	(78.9)
Net ins. and reins. premiums written	426.8	108.7	5.6	0.1	—	541.2
Change in unearned premiums	32.9	(45.1)	(3.5)	3.0	—	(12.7)
Net ins. and reins. premiums earned	459.7	63.6	2.1	3.1	—	528.5

Loss and LAE	(245.9)	(47.4)	(1.8)	—	—	(295.1)
Ins. and reins. acquisition costs	(72.8)	(10.4)	(0.5)	(0.2)	—	(83.9)
General and administrative expenses	(43.3)	(32.7)	(5.0)	(0.9)	(20.1)	(102.0)
Underwriting income	97.7	(26.9)	(5.2)	2.0	(20.1)	47.5
Net investment income	82.0	0.8	2.1	1.3	0.2	86.4
Other revenue	1.0	—	—	—	—	1.0
Investment and foreign exchange losses	(249.8)	7.3	(1.6)	0.2	6.6	(237.3)
Net expense from derivative instruments	(14.3)	—	—	—	—	(14.3)
Interest and other financing expenses	(1.8)	(1.3)	—	(0.2)	(23.5)	(26.8)

Loss before income taxes and extraordinary item	$(85.2)	$(20.1)	$(4.7)	$3.3	$(36.8)	$(143.5)

Supplemental information separately presenting Montpelier Syndicate 5151’s U.S.-based and U.K.-based underwriting activities for the year ended December 31, 2008 follows:

			Montpelier
			Syndicate
Year Ended December 31, 2008	U.S.	U.K.	5151
Gross insurance and reinsurance premiums written	$36.3	$79.9	$116.2
Ceded reinsurance premiums	(1.1)	(6.4)	(7.5)
Net insurance and reinsurance premiums written	35.2	73.5	108.7
Change in unearned premiums	(12.8)	(32.3)	(45.1)
Net insurance and reinsurance premiums earned	22.4	41.2	63.6

Loss and LAE	(23.7)	(23.7)	(47.4)
Insurance and reinsurance acquisition costs	(5.0)	(5.4)	(10.4)
General and administrative expenses	(16.8)	(15.9)	(32.7)
Underwriting loss	$(23.1)	$(3.8)	$(26.9)

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the years ended December 31, 2010, 2009 and 2008:

		Montpelier		Corporate
	Montpelier	Syndicate		and
Year Ended December 31, 2010	Bermuda	5151	MUSIC	Other (1)	Total
Property Catastrophe - Treaty	$268.0	$36.3	$—	$(12.4)	$291.9
Property Specialty - Treaty	46.2	23.1	—	—	69.3
Other Specialty - Treaty	104.7	66.2	—	—	170.9
Property and Specialty Individual Risk	35.2	105.7	48.3	(1.3)	187.9
Total gross premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0

		Montpelier		Corporate
	Montpelier	Syndicate		and
Year Ended December 31, 2009	Bermuda	5151	MUSIC	Other (1)	Total
Property Catastrophe - Treaty	$271.1	$32.9	$—	$(8.6)	$295.4
Property Specialty - Treaty	68.9	27.7	—	—	96.6
Other Specialty - Treaty	71.2	49.7	—	—	120.9
Property and Specialty Individual Risk	41.2	57.0	24.3	(0.5)	122.0
Total gross premiums written	$452.4	$167.3	$24.3	$(9.1)	$634.9

		Montpelier			Corporate
	Montpelier	Syndicate			and
Year Ended December 31, 2008	Bermuda	5151	MUSIC	Blue Ocean	Other (1)	Total
Property Catastrophe - Treaty	$311.2	$30.6	$—	$0.1	$(5.3)	$336.6
Property Specialty - Treaty	86.4	15.8	—	—	—	102.2
Other Specialty - Treaty	66.1	30.3	—	—	—	96.4
Property and Specialty Individual Risk	39.8	39.5	5.6	—	—	84.9
Total gross premiums written	$503.5	$116.2	$5.6	$0.1	$(5.3)	$620.1

(1)

Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and, for 2010 and 2009, between MUSIC and Montpelier Syndicate 5151, each of which are eliminated in consolidation.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment. The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Year Ended December 31,
	2010		2009		2008
U.S. and Canada	$356.4	49%	$353.6	56%	$314.2	50%
Worldwide (1)	192.2	27	118.0	19	121.2	19
Western Europe, excluding the U.K. and Ireland	40.8	6	32.2	5	59.7	10
U.K. and Ireland	36.7	5	25.0	4	24.4	4
Worldwide, excluding U.S. and Canada (2)	26.5	4	37.7	6	41.5	7
Japan	19.0	3	22.4	3	23.1	4
Other	48.4	6	46.0	7	36.0	6
Total gross premiums written	$720.0	100%	$634.9	100%	$620.1	100%

(1)	“Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.
(2)	“Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the years ended December 31, 2010, 2009 and 2008:

		Montpelier		Corporate
	Montpelier	Syndicate		and
Year Ended December 31, 2010	Bermuda	5151	MUSIC	Other (1)	Total
Property Catastrophe - Treaty	$258.2	33.5	$—	$(8.2)	$283.5
Property Specialty - Treaty	47.6	22.3	—	1.7	71.6
Other Specialty - Treaty	75.0	47.3	—	3.9	126.2
Property and Specialty Individual Risk	33.1	71.9	36.5	2.6	144.1
Total net premiums earned	$413.9	175.0	$36.5	$—	$625.4

		Montpelier		Corporate
	Montpelier	Syndicate		and
Year Ended December 31, 2009	Bermuda	5151	MUSIC	Other (1)	Total
Property Catastrophe - Treaty	$249.9	34.5	$—	$(5.1)	$279.3
Property Specialty - Treaty	68.4	29.3	—	1.8	99.5
Other Specialty - Treaty	72.6	30.9	—	1.8	105.3
Property and Specialty Individual Risk	35.1	38.4	14.1	1.5	89.1
Total net premiums earned	$426.0	133.1	$14.1	$—	$573.2

		Montpelier			Corporate
	Montpelier	Syndicate			and
Year Ended December 31, 2008	Bermuda	5151	MUSIC	Blue Ocean	Other (1)	Total
Property Catastrophe - Treaty	$264.1	$23.1	$—	$3.1	$(2.8)	$287.5
Property Specialty - Treaty	84.9	8.6	—	—	1.0	94.5
Other Specialty - Treaty	70.9	7.1	—	—	1.0	79.0
Property and Specialty Individual Risk	39.8	24.8	2.1	—	0.8	67.5
Total net premiums earned	$459.7	$63.6	$2.1	$3.1	$—	$528.5

(1)          Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and, for 2010 and 2009, between MUSIC and Montpelier Syndicate 5151, each of which are eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Year Ended December 31,
	2010		2009		2008
U.S. and Canada	$340.0	54%	$329.7	58%	$276.8	52%
Worldwide (1)	125.1	20	90.4	16	94.7	18
Western Europe, excluding the U.K. and Ireland	40.1	7	31.1	5	56.3	11
Worldwide, excluding U.S. and Canada (2)	31.8	5	35.5	6	38.6	7
U.K. and Ireland	29.2	5	23.7	4	29.0	6
Japan	20.6	3	22.5	4	23.4	4
Other	38.6	6	40.3	7	9.7	2
Total net earned premiums	$625.4	100%	$573.2	100%	$528.5	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 12. Regulatory Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re is regulated by the Bermuda Monetary Authority (the “BMA”). Syndicate 5151, MUAL, PUAL and Montpelier Marketing Services (UK) Limited are regulated by the U.K. Financial Services Authority (the “FSA”) and Syndicate 5151, MUAL and MCL are also regulated by the Council of Lloyd’s. MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151. MUSIC is regulated by individual U.S. state insurance commissioners. MEAG is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

Montpelier Re is registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (the “Insurance Act”) as a Class 4 insurer. Under the Insurance Act, Montpelier Re is required to annually prepare and file statutory and GAAP financial statements and a statutory financial return. The Insurance Act also requires Montpelier Re to maintain minimum levels of statutory capital and surplus, to maintain minimum liquidity ratios and to meet minimum solvency margins. For all periods presented herein, Montpelier Re satisfied these requirements.

The Bermuda Statutory Capital Requirement (“BSCR”) is a risk-based capital model used to measure risk and to determine an enhanced capital requirement and target capital level (defined as 120% of the enhanced capital requirement) for Class 4 insurers. For the year ended December 31, 2009, Montpelier Re had capital and surplus in excess of three times the required BSCR target capital level. Management currently expect that Montpelier Re will be in a similarly strong BSCR capital position for the year ended December 31, 2010, although the 2010 BSCR information will not be finalized and filed with the BMA until April 2011.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re in any year which would exceed 25% of its prior year statutory capital and surplus or reduce its prior year statutory capital by 15% or more, without the prior approval of the BMA. During 2010, Montpelier Re distributed a total of $390.0 million to the Company, an amount that exceeded 15% of its prior year statutory capital by approximately $82.0 million, after receiving formal approval from the BMA.

The Bermuda Companies Act 1981 also limits the Company’s and Montpelier Re’s ability to pay dividends and distributions to its shareholders. Neither the Company nor Montpelier Re is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if the realizable value of its assets would be less than the aggregate of its liabilities, issued share capital and share premium accounts.

During 2010 the BMA made amendments to the Insurance Act with a view to enhancing Bermuda’s insurance and reinsurance regulatory regime. Of particular importance and significance to the Company and Montpelier Re are the following:

•                                          a group-wide supervisory regime was introduced with the principal purpose of enabling the BMA to form a comprehensive view of the overall exposure of an insurance group;

•                                          the scope of the BMA’s powers was extended allowing them to make rules in relation to prudential standards to include insurance reserves and eligible capital requirements; and

•                                          new notification provisions were introduced requiring insurers to notify the BMA in respect of a change of controlling shareholder, changes to controllers and officers or any proposed material change in their business.

There is presently no formal indication as to when group supervision may be implemented by the BMA and what companies will be included, although the Company has recently been notified that the BMA, having considered the matters set out in the 2010 amendments to the Insurance Act, intends to be Montpelier’s group supervisor.

U.K. Regulation

Syndicate 5151 is managed by MUAL but, through December 31, 2008, was managed by Spectrum. Syndicate 5151, Spectrum and MUAL are subject to regulation by the FSA under the Financial Services and Markets Act 2000 and by the Council of Lloyd’s.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of December 31, 2010 was fulfilled through the Lloyd’s Capital Trust. See Note 4.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds. Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements. Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements. Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL. As of December 31, 2010, Syndicate 5151 held $59.7 million in cash and cash equivalents and $127.9 million in investment securities, within the Premiums Trust Funds.

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

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Oklahoma, MUSIC’s state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Oklahoma Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year and 100% of statutory net income from operations for the previous calendar year. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of the Company’s ownership of MUSIC under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of the Company’s outstanding voting securities is required to obtain prior regulatory approval for the purchase.

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary.

NOTE 13. Related Party Transactions

KVO Capital Management, LLC (“KVO”)

On April 1, 2008, the Company entered into a Letter Agreement with Kernan V. Oberting, the Company’s former Chief Financial Officer, setting forth the terms of his voluntary departure as a full-time employee, effective May 1, 2008, in order to establish KVO, an investment advisory company.  The Letter Agreement provided, among other things, for the Company to enter into a Consulting Agreement with Mr. Oberting and KVO and an Investment Management Agreement with KVO (the “Consulting Agreement” and “IMA”, respectively).

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

The IMA provided KVO with a monthly management fee equal to 0.0833% of the net asset value of Montpelier Re’s investment account, which initially consisted of cash and securities in an aggregate amount equal to $100.0 million (the “Investment Account”). The IMA also provided KVO with the opportunity to receive an annual incentive fee equal to 15% of the Net Profits of the Investment Account (as defined in the Consulting Agreement).

On July 28, 2010, the Company and KVO mutually agreed to: (i) amend the IMA (the “IMA Amendment”); (ii) reduce the Investment Account; (iii) permit Montpelier Re to make a $25.0 million investment in the KVO Offshore Fund Ltd. (the “KVO Fund”); and (iv) terminate the Consulting Agreement.

Pursuant to the amendment to the IMA, the Investment Account, which totaled $165.0 million at December 31, 2009, was reduced and the fee terms were amended. During 2010 Montpelier Re withdrew $87.0 million in cash and investments from the Investment Account and re-invested $25.0 million of such assets into the KVO Fund. KVO will use its best efforts to permit Montpelier Re to make further withdrawals from the Investment Account during early 2011 and it is expected that the Investment Account will total no more than $10.0 million by March 31, 2011. As of December 31, 2010, the Investment Account totaled $81.1 million.

In connection with the IMA Amendment, KVO remains entitled to receive the same monthly management fee as specified in the IMA but earns that fee on the value of the Investment Account through December 31, 2010, as if no withdrawals had been made during 2010 other than the $25.0 million investment in the KVO Fund. KVO is not entitled to a management fee on the value of the Investment Account after December 31, 2010. In addition, KVO remains entitled to an annual incentive fee equal to 15% of the Net Profits of the Investment Account through the date the Investment Account is formally liquidated.

The investment in the KVO Fund is subject to the same management fee and annual incentive fee as the IMA. Half of the KVO Fund investment is subject to a one-year lock-up and the other half is subject to a three-year lock-up. Nonetheless, Montpelier has the right to withdraw the whole of its investment at an earlier date, subject to a redemption fee equal to 5% of the amount redeemed.

The Consulting Agreement was terminated as of July 31, 2010. As a result, no consulting fees were earned by KVO after that date and KVO will not receive the one-time $250,000 Performance Criteria Fee.

During the years ended December 31, 2010, 2009 and 2008, Montpelier paid KVO a total of $2.2 million, $2.0 million and $1.0 million, respectively, for managing the Investment Account and the KVO Fund and for services provided under the Consulting Agreement. At December 31, 2010 and 2009, Montpelier owed KVO an additional $0.1 million and $0.2 million for such services provided, respectively.

With respect to the period from May 1, 2008 to December 31, 2009, KVO earned an incentive fee of $9.8 million based on the accumulated Net Profits within the Investment Account experienced during that period. That fee was fully paid in January 2010. With respect to the period from January 1, 2010 to December 31, 2010, KVO earned an incentive fee of $1.9 million based on the accumulated Net Profits within the Investment Account experienced during that period. One-half of that fee was paid in February 2011 and the other half will become payable on or about March 31, 2011, subject to a claw-back provision to the extent that the accumulated Net Profits of the Investment Account during the first quarter of 2011 is negative. With respect to the period from August 1, 2010 to December 31, 2010, KVO earned an incentive fee of less than $0.1 million based on the accumulated Net Profits within the KVO Fund experienced during that period.

WL Ross & Co. LLC

Wilbur L. Ross, Jr., a former Director of the Company, is Chairman and CEO of WL Ross & Co. LLC. Investment funds managed by WL Ross & Co. LLC collectively owned 8.6% of the Company’s Common Shares outstanding at December 31, 2009.

On February 26, 2010, the Company purchased the entirety of the 6,897,802 Common Shares previously owned by Mr. Ross and investment funds managed by WL Ross & Co. LLC at a price of $19.00 per share in a private transaction. The Common Shares acquired by the Company represented 8.9% of its Common Shares outstanding immediately prior to the transaction. Pursuant to the transaction, Mr. Ross resigned from the Board on March 1, 2010.

Mr. Ross was also a director of Blue Ocean Re Holdings Ltd. (“Blue Ocean”), a former subsidiary of the Company and the holding company for Blue Ocean Reinsurance Ltd. (“Blue Ocean Re”). In June 2008 the Company purchased all of the outstanding share capital of Blue Ocean including 248,756.2 Blue Ocean common shares (representing 9.8% of the total common shares outstanding at that date) from funds managed by WL Ross & Co. LLC for $5.1 million.

In anticipation of the Blue Ocean transaction, Montpelier cancelled its underwriting agreement with Blue Ocean Re (the “Underwriting Agreement”). During the year ended December 31, 2008, Blue Ocean Re incurred, and Montpelier earned, $0.4 million in total fees (consisting of underwriting and performance fees) related to the Underwriting Agreement.

NOTE 14. Commitments and Contingent Liabilities

Commitments

As of December 31, 2010, Montpelier had unfunded commitments to invest $5.0 million into three separate private investment funds.

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

Future annual minimum commitments under existing noncancellable leases for office space are $5.2 million, $5.2 million, $4.3 million, $3.8 million and $5.9 million for 2011, 2012, 2013, 2014 and 2015 & beyond, respectively.

Future annual minimum commitments under existing noncancellable leases for computer equipment are $1.8 million, $1.3 million and $0.5 million for 2011, 2012 and 2013, respectively. Montpelier currently has no future annual minimum commitments under existing noncancellable leases for computer equipment beyond 2013.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2011). In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier estimates that its 2011 obligation to the Central Fund will be approximately $0.7 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2011) and an overseas business charge, levied as a percentage of gross international premiums (that is, premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw. Montpelier estimates that its 2011 obligation to Lloyd’s for such charges will be approximately $1.1 million.

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry.

As of December 31, 2010, Montpelier had no material unresolved legal proceedings. See Note 3 for detailed information regarding a reinsurance contract dispute that was concluded in June 2010.

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at December 31, 2010.

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

NOTE 15. Subsequent Event

On February 22, 2011, a 6.3-magnitude earthquake occurred in the southern New Zealand city of Christchurch. As of the filing date of this report, there is a lack of information upon which the Company can base an estimate of its losses arising from this event.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010. Management has reviewed the results of its assessment with the Audit Committee.

PricewaterhouseCoopers, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as stated in their report which appears on page F-46.

February 25, 2011

/s/ Christopher L. Harris	/s/ Michael S. Paquette
President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS

Hamilton, Bermuda

February 25, 2011

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2010 and 2009 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2010 Three Months Ended				2009 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net premiums earned	$162.2	$156.4	$148.3	$158.5	$154.8	$143.6	$141.4	$133.4
Net investment income	16.5	18.7	20.3	18.5	21.3	20.2	20.5	19.0
Net investment gains (losses)	(16.2)	29.4	8.6	28.8	8.3	87.1	89.3	(2.9)
Net foreign exchange gains (losses)	5.0	(3.9)	(5.9)	7.1	(1.1)	5.8	(3.3)	(3.9)
Net income (expense) from derivatives	(0.5)	3.9	(5.2)	(2.9)	3.4	(5.5)	4.5	4.9
Gain on early extinguishment of debt	—	—	—	—	—	—	—	5.9
Other revenue	0.5	0.1	—	0.2	—	—	0.3	0.2
Total revenues	167.5	204.6	166.1	210.2	186.7	251.2	252.7	156.6

Underwriting expenses	120.1	108.5	88.8	195.7	75.4	95.1	87.0	98.8
Interest and other financing charges	6.0	6.0	6.1	6.5	6.5	6.6	6.7	6.5
Total expenses	126.1	114.5	94.9	202.2	81.9	101.7	93.7	105.3

Income before income taxes	41.4	90.1	71.2	8.0	104.8	149.5	159.0	51.3
Income tax benefit (expense)	0.8	(0.1)	(1.3)	1.9	(0.1)	(2.0)	—	1.0
Net income	$42.2	$90.0	$69.9	$9.9	$104.7	$147.5	$159.0	$52.3

Per share data:
Basic and diluted earnings per share	$0.63	$1.27	$0.96	$0.13	$1.25	$1.68	$1.81	$0.61
Fully converted book value per share	24.61	23.76	22.31	21.36	21.14	19.78	18.12	16.37
Fully converted tangible book value per share	24.53	23.69	22.24	21.29	21.08	19.73	18.06	16.31

SCHEDULE I

MONTPELIER RE HOLDINGS LTD.

SUMMARY OF INVESTMENTS — OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2010

		Carrying	Fair
Millions	Cost	Value	Value
Fixed maturity investments:
Bonds:
Corporate bonds and asset-backed securities	$1,477.3	$1,493.3	$1,493.3
U.S. Government and government agencies and authorities (1)	742.5	745.4	745.4
Foreign governments	27.2	27.2	27.2
Convertibles and bonds with warrants attached	23.0	23.4	23.4
Total fixed maturities	2,270.0	2,289.3	2,289.3

Equity securities:
Public utilities	22.6	41.6	41.6
Banks, trust and insurance companies	19.2	23.0	23.0
Industrial, miscellaneous and other	75.1	88.3	88.3
Total equity securities	116.9	152.9	152.9

Other investments	84.2	90.1	90.1
Total investments	$2,471.1	$2,532.3	$2,532.3

(1) Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions	2010	2009
Assets:
Cash and cash equivalents	$6.1	$10.4
Intercompany receivables	7.3	8.2
Other assets	1.3	2.5
Investments in subsidiaries and affiliates, on the equity method of accounting	1,975.0	2,102.4
Total assets	$1,989.7	$2,123.5
Liabilities:
Debt	$327.7	$328.6
Intercompany payables	13.2	47.0
Accounts payable and other liabilities	20.0	19.4
Total liabilities	360.9	395.0
Common shareholders’ equity	1,628.8	1,728.5
Total liabilities and common shareholders’ equity	$1,989.7	$2,123.5

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2010	2009	2008
Revenues	$—	$5.9	$0.5
Expenses	(48.7)	(50.5)	(51.9)
Parent only net loss	(48.7)	(44.6)	(51.4)
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	1.0
Equity in earnings (losses) of subsidiaries and affiliates	260.7	508.1	(93.2)
Consolidated net income (loss)	212.0	463.5	(143.6)
Net income attributable to noncontrolling interest in Blue Ocean	—	—	(1.9)
Consolidated net income (loss) attributable to the Company	212.0	463.5	(145.5)
Other comprehensive income (loss) items	(3.3)	0.3	(5.4)
Consolidated comprehensive income (loss)	$208.7	$463.8	$(150.9)

SCHEDULE II

(continued)

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2010	2009	2008
Cash flows from operations:
Net income (loss)	$212.0	$463.5	$(143.6)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Excess of fair value of acquired net assets over cost - Blue Ocean	—	—	(1.0)
Gain on early extinguishment of debt	—	(5.9)	—
Undistributed net (income) loss of subsidiaries and affiliates	(260.1)	(507.0)	135.4
Expense recognized for RSUs and DSUs	13.5	14.8	8.3
Net amortization and depreciation of assets and liabilities	1.1	1.2	0.7
Net change in other assets and other liabilities	(39.2)	36.6	(5.0)
Net cash (used for) provided from operations	(72.7)	3.2	(5.2)
Cash flows from investing activities:
Contributions of capital made to subsidiaries	(6.0)	(10.8)	(27.5)
Returns of capital received from subsidiaries and affiliates	390.2	120.5	236.5
Purchase of Blue Ocean noncontrolling interest	—	—	(30.5)
Net acquisitions of capitalized assets	—	(0.6)	(2.3)
Net cash provided from investing activities	384.2	109.1	176.2
Cash flows from financing activities:
Repurchases of debt	(1.0)	(15.1)	—
Repurchases of Common Shares	(288.6)	(112.6)	(129.8)
Settlement of Forward Sale Agreements	—	32.0	—
Dividends paid on Common Shares	(26.2)	(26.2)	(28.4)
Net cash used for financing activities	(315.8)	(121.9)	(158.2)
Net (decrease) increase in cash and cash equivalents during the year	(4.3)	(9.6)	12.8
Cash and cash equivalents - beginning of year	10.4	20.0	7.2
Cash and cash equivalents - end of year	$6.1	$10.4	$20.0

SCHEDULE III

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Reserves for
	Deferred	unpaid claims		Other policy			Claims and	Amortization
	policy	and claim		claims and	Net	Net	claims	of policy	Other	Net
	acquisition	adjustment	Unearned	benefits	premiums	investment	adjustment	acquisition	underwriting	premiums
Column A	costs	expenses	premiums (1)	payable	earned	income (2)	expenses	costs	expenses (3)	written

December 31, 2010:

Montpelier Bermuda	$18.9	$583.0	$140.1	$—	$413.9	$69.9	$153.4	$56.0	$39.2	$412.4
Montpelier Syndicate 5151	21.5	166.5	104.7	—	175.0	1.9	121.5	34.4	35.6	209.8
MUSIC	4.6	35.1	24.0	—	36.5	2.2	27.4	8.3	10.5	46.6

December 31, 2009:

Montpelier Bermuda	$19.8	$569.4	$131.9	$—	$426.0	$77.9	$64.4	$54.2	$62.2	$427.6
Montpelier Syndicate 5151	15.8	96.0	73.0	—	133.1	0.7	64.6	22.9	38.5	150.9
MUSIC	2.6	15.4	13.4	—	14.1	2.2	9.7	3.4	9.0	23.7

December 31, 2008:

Montpelier Bermuda	$19.5	$750.0	$140.7	$—	$459.7	$82.0	$245.9	$72.8	$43.3	$426.8
Montpelier Syndicate 5151	8.2	48.8	42.2	—	63.6	0.8	47.4	10.4	32.7	108.7
MUSIC	0.7	10.1	3.5	—	2.1	2.1	1.8	0.5	5.0	5.6
Blue Ocean	—	—	—	—	3.1	1.3	—	0.2	0.9	0.1

(1)          Excludes inter-segment eliminations relating to unearned premiums of $4.8 million, $2.9 million and $1.2 million for 2010, 2009 and 2008, respectively.

(2)          Excludes $0.2 million of net investment income earned within Montpelier’s Corporate and Other operations for both 2009 and 2008.

(3)          Excludes $26.8 million, $27.4 million and $20.1 million of other underwriting expenses incurred within Montpelier’s Corporate and Other operations for 2010, 2009 and 2008, respectively.

SCHEDULE IV

MONTPELIER RE HOLDINGS LTD.

REINSURANCE

($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage of
	Direct	other	from other	Net	amount
Net premiums written by segment	amount	companies (1)	companies (1)	amount	assumed to net

December 31, 2010:

Montpelier Bermuda	$20.4	$(41.7)	$433.7	$412.4	105%
Montpelier Syndicate 5151	69.5	(21.5)	161.8	209.8	77%
MUSIC	48.3	(1.7)	—	46.6	—%

December 31, 2009:

Montpelier Bermuda	$26.3	$(24.8)	$426.1	$427.6	100%
Montpelier Syndicate 5151	23.7	(16.4)	143.6	150.9	95%
MUSIC	24.3	(0.6)	—	23.7	—%

December 31, 2008:

Montpelier Bermuda	$19.6	$(76.6)	$483.8	$426.8	113%
Montpelier Syndicate 5151	26.5	(7.6)	89.8	108.7	83%
MUSIC	5.6	—	—	5.6	—%
Blue Ocean	—	—	0.1	0.1	100%

(1) Excludes eliminations relating to inter-segment reinsurance of $13.7 million, $9.1 million and $5.3 million for 2010, 2009 and 2008, respectively.

SCHEDULE VI

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves for					Claims and claims
	Deferred	unpaid claims	Discount, if				adjustment expenses		Amortization	Paid claims
	policy	and claims	any,		Net	Net	incurred related to		of policy	and claims	Net
	acquisition	adjustment	deducted in	Unearned	premiums	investment	current	prior	acquisition	adjustment	premiums
Column A	costs	expenses	Column C	premiums (1)	earned	income (2)	year	year	costs	expenses	written
Montpelier Bermuda:
2010	$18.9	$583.0	$—	$140.1	$413.9	$69.9	$242.4	$(89.0)	$56.0	$130.6	$412.4
2009	19.8	569.4	—	131.9	426.0	77.9	133.0	(68.6)	54.2	194.0	427.6
2008	19.5	750.0	—	140.7	459.7	82.0	350.7	(104.8)	72.8	314.0	426.8

Montpelier Syndicate 5151:
2010	$21.5	$166.5	$—	$104.7	$175.0	$1.9	$141.0	$(19.5)	$34.4	$51.2	$209.8
2009	15.8	96.0	—	73.0	133.1	0.7	72.1	(7.5)	22.9	17.4	150.9
2008	8.2	48.8	—	42.2	63.6	0.8	46.7	0.7	10.4	3.4	108.7

MUSIC:
2010	$4.6	$35.1	$—	$24.0	$36.5	$2.2	$28.2	$(0.8)	$8.3	$7.5	$46.6
2009	2.6	15.4	—	13.4	14.1	2.2	9.3	0.4	3.4	1.6	23.7
2008	0.7	10.1	—	3.5	2.1	2.1	1.8	—	0.5	0.5	5.6

Blue Ocean:
2008	$—	$—	$—	$—	$3.1	$1.3	$—	$—	$0.2	$—	$0.1

(1)          Excludes inter-segment eliminations relating to unearned premiums of $4.8 million, $2.9 million and $1.2 million for 2010, 2009 and 2008, respectively.

(2)          Excludes $0.2 million of net investment income earned within Montpelier’s Corporate and Other operations for both 2009 and 2008, respectively.