Form 10-Q
period 2011-03-31
MONTPELIER RE HOLDINGS LTD
filed 2011-05-05
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2011, the registrant had 62,365,071 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2011	2010
Assets
Fixed maturity investments, at fair value (amortized cost: $2,247.7 and $2,270.0)	$2,270.8	$2,289.3
Equity securities, at fair value (cost: $80.0 and $116.9)	122.8	152.9
Other investments (cost: $79.1 and $84.2)	85.7	90.1
Total investments	2,479.3	2,532.3
Cash and cash equivalents	323.1	232.3
Restricted cash	9.9	27.1
Reinsurance recoverable on unpaid losses	68.7	62.4
Reinsurance recoverable on paid losses	2.5	12.9
Insurance and reinsurance premiums receivable	280.1	201.6
Unearned ceded reinsurance premiums	35.1	22.9
Deferred insurance and reinsurance acquisition costs	52.4	45.0
Accrued investment income	16.7	16.2
Unsettled sales of investments	74.4	32.5
Other assets	29.0	34.2
Total Assets	$3,371.2	$3,219.4
Liabilities
Loss and loss adjustment expense reserves	$990.9	$784.6
Debt	327.8	327.7
Unearned insurance and reinsurance premiums	340.0	264.0
Insurance and reinsurance balances payable	46.0	33.8
Unsettled purchases of investments	143.1	108.9
Accounts payable, accrued expenses and other liabilities	51.3	71.6
Total Liabilities	1,899.1	1,590.6

Commitments and contingent liabilities (See Note 11)	—	—

Common Shareholders’ Equity
Common Shares at 1/6 cent par value per share - authorized 1,200,000,000 shares; issued 64,256,980 and 66,610,232 shares	0.1	0.1
Additional paid-in capital	1,209.6	1,258.7
Treasury shares at cost:1,909,909 and 2,053,028 shares	(30.3)	(32.7)
Retained earnings	298.4	408.9
Accumulated other comprehensive loss	(5.7)	(6.2)
Total Common Shareholders’ Equity	1,472.1	1,628.8
Total Liabilities and Common Shareholders’ Equity	$3,371.2	$3,219.4

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
(In millions of U.S. dollars, except per share amounts)	2011	2010
Revenues
Gross insurance and reinsurance premiums written	$254.1	$274.8
Ceded reinsurance premiums	(27.6)	(12.9)
Net insurance and reinsurance premiums written	226.5	261.9
Change in net unearned insurance and reinsurance premiums	(60.4)	(103.4)
Net insurance and reinsurance premiums earned	166.1	158.5
Net investment income	17.5	18.5
Net realized and unrealized investment gains	16.6	28.8
Net foreign exchange gains (losses)	(2.0)	7.1
Net expense from derivative instruments	(0.6)	(2.9)
Other revenue	—	0.2

Total revenues	197.6	210.2
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	248.4	144.2
Insurance and reinsurance acquisition costs	24.7	22.4
General and administrative expenses	24.0	29.1
Non-underwriting expenses:
Interest and other financing expenses	5.9	6.5

Total expenses	303.0	202.2

Income (loss) before income taxes	(105.4)	8.0
Income tax benefit	1.1	1.9

Net income (loss)	(104.3)	9.9
Change in foreign currency translation	0.5	(1.8)
Reclassification of inception-to-date net unrealized gain from Symetra	—	(2.6)

Comprehensive income (loss)	$(103.8)	$5.5

Basic and diluted earnings (loss) per share	$(1.67)	$0.13

Dividends declared per Common Share	$0.10	$0.09

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011 and 2010

Unaudited

(In millions of U.S. dollars)	Total common shareholders’ equity	Common Shares at par	Additional paid-in capital	Treasury shares at cost	Retained earnings	Accumulated other comprehensive loss

Opening balances at January 1, 2011	$1,628.8	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)

Net loss	(104.3)	—	—	—	(104.3)	—
Other comprehensive income	0.5	—	—	—	—	0.5
Repurchases of Common Shares	(47.4)	—	(47.4)	—	—	—
Issuances of Common Shares from treasury	—	—	(2.4)	2.4	—	—
Expense recognized for RSUs	1.4	—	1.4	—	—	—
RSUs withheld for income taxes	(0.7)	—	(0.7)	—	—	—
Dividends declared on Common Shares	(6.2)	—	—	—	(6.2)	—

Balances at March 31, 2011	$1,472.1	$0.1	$1,209.6	$(30.3)	$298.4	$(5.7)

(In millions of U.S. dollars)	Total common shareholders’ equity	Common Shares at par	Additional paid-in capital	Treasury shares at cost	Retained earnings	Accumulated other comprehensive loss

Opening balances at January 1, 2010	$1,728.5	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)

Net income	9.9	—	—	—	9.9	—
Other comprehensive loss	(4.4)	—	—	—	—	(4.4)
Repurchases of Common Shares	(171.5)	—	(159.4)	(12.1)	—	—
Issuances of Common Shares from treasury	—	—	(4.8)	4.8	—	—
Expense recognized for RSUs	3.2	—	3.2	—	—	—
RSUs withheld for income taxes	(0.8)	—	(0.8)	—	—	—
Dividends declared on Common Shares	(6.4)	—	—	—	(6.4)	—

Balances at March 31, 2010	$1,558.5	$0.1	$1,379.4	$(39.6)	$225.9	$(7.3)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
(In millions of U.S. dollars)	2011	2010

Cash flows from operations:
Net income (loss)	$(104.3)	$9.9
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment gains	(16.6)	(28.8)
Net realized and unrealized losses on investment-related derivative instruments	0.6	2.0
Net amortization and depreciation of assets and liabilities	5.3	4.1
Expense recognized for RSUs	1.4	3.2
Net change in:
Loss and loss adjustment expense reserves	200.4	104.5
Reinsurance recoverable on paid and unpaid losses	8.3	(1.4)
Unearned insurance and reinsurance premiums	72.3	109.5
Insurance and reinsurance balances payable	11.3	12.6
Unearned reinsurance premiums ceded	(11.9)	(6.5)
Deferred insurance and reinsurance acquisition costs	(6.6)	(10.5)
Insurance and reinsurance premiums receivable	(75.6)	(92.5)
Other assets	2.2	(11.1)
Accounts payable, accrued expenses and other liabilities	(19.5)	(24.7)
Other	(1.0)	(16.5)
Net cash provided from operations	66.3	53.8

Cash flows from investing activities:
Purchases of fixed maturity investments	(817.5)	(401.0)
Purchases of equity securities	(112.0)	(67.5)
Purchases of other investments	(10.8)	(22.9)
Sales, maturities, calls and pay downs of fixed maturity investments	862.7	529.7
Sales and redemptions of equity securities	122.2	130.0
Sales and redemptions of other investments	14.6	14.7
Settlements of investment-related derivative instruments	(1.4)	(1.0)
Net change in restricted cash	17.3	(1.9)
Payment of accrued investment performance fees	(1.0)	(9.8)
Acquisitions of capitalized assets	(0.2)	—
Net cash provided from investing activities	73.9	170.3

Cash flows from financing activities:
Repurchases of Common Shares	(47.4)	(171.5)
Dividends paid on Common Shares	(6.5)	(7.2)
Net cash used for financing activities	(53.9)	(178.7)

Effect of exchange rate fluctuations on cash and cash equivalents	4.5	4.4

Net increase in cash and cash equivalents during the period	90.8	49.8
Cash and cash equivalents - beginning of year	232.3	202.1
Cash and cash equivalents - end of period	$323.1	$251.9

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

Detailed financial information about each of the Company’s reportable segments for the three months ended March 31, 2011 and 2010 is presented in Note 9. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 9.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities are as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”), the Company’s wholly-owned operating subsidiary based in Pembroke, Bermuda.

Montpelier Re is registered in Bermuda as a Class 4 insurer, meaning that Montpelier Re is subject to the most stringent capital and solvency margin requirements within Bermuda’s regulatory environment.  Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.

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

Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007. Syndicate 5151 underwrites insurance and reinsurance sourced mainly from the London, U.S. and European markets.

MCL, the Company’s wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s sole corporate member.

MUAL, the Company’s wholly-owned Lloyd’s Managing Agent based in London, provides management services to Syndicate 5151.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, written and earned insurance and reinsurance premiums, ceded reinsurance and share-based compensation.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of March 31, 2011 and December 31, 2010, Montpelier’s provision for doubtful accounts was $3.0 million.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE, and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no significant premium deficiency adjustments recorded in the three months ended March 31, 2011 or 2010.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Closing Rate March 31, 2011	Opening Rate January 1, 2011	Closing Rate March 31, 2010	Opening Rate January 1, 2010
British Pound (GBP)	1.6002	1.5441	1.5074	1.5948
Swiss Franc (CHF)	1.0875	1.0429	0.9381	0.9647

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

Investments and Cash

Montpelier’s fixed maturity investments and equity securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within net realized and unrealized gains (losses) in the Company’s statement of operations.

Montpelier’s other investments are carried at either fair value or on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities whose principal and interest are forgiven if specific events occur (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 4 and 6.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of the portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees.  During the first quarters of 2011 and 2010, Montpelier incurred performance fees related to investments and investment-related derivative instruments of $0.3 million and $0.2 million, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $9.9 million at March 31, 2011 consisted of $6.6 million of collateral supporting open short sale investment and derivative positions and $3.3 million of overseas deposit accounts held at Lloyd’s.  Restricted cash of $27.1 million at December 31, 2010 consisted of $24.1 million of collateral supporting open short sale investment and derivative positions and $3.0 million of overseas deposit accounts held at Lloyd’s.

As of March 31, 2011 and December 31, 2010, $7.1 million and $11.2 million, respectively, of Montpelier’s cash and cash equivalents served as collateral for securities sold under repurchase agreements.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of March 31, 2011 and December 31, 2010, the Company had inception-to-date gains from issuances of its treasury shares of $1.9 million and $2.0 million, respectively, which has been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held. As of March 31, 2011 and December 31, 2010, funds withheld balances of $4.4 million and $6.0 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Intangible Asset

In connection with the acquisition of MUSIC in 2007, Montpelier recorded a $4.7 million intangible asset representing the fair value of MUSIC’s excess and surplus lines authorizations acquired.  This intangible asset is considered by Montpelier to have an indefinite useful life.  As such, the intangible asset will not be amortized but will be tested no less than annually for impairment.  If the carrying amount of the intangible asset is greater than the fair values established during impairment testing, the carrying value will be immediately written-down to the fair value with a corresponding impairment loss recognized in the Company’s consolidated statement of operations. Through March 31, 2011, the Company had not recognized any impairment to this intangible asset.

NOTE 2.  Loss and LAE Reserves

The following table summarizes Montpelier’s loss and LAE reserve activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Gross unpaid loss and LAE reserves - beginning	$784.6	$680.8
Reinsurance recoverable on unpaid losses - beginning	(62.4)	(69.6)
Net unpaid loss and LAE reserves - beginning	722.2	611.2

Losses and LAE incurred:
Current year losses	282.0	168.3
Prior year losses	(33.6)	(24.1)
Total incurred losses and LAE incurred	248.4	144.2

Net impact of foreign currency movements	6.1	(5.9)

Losses and LAE paid and approved for payment:
Current year losses	(2.7)	(1.0)
Prior year losses	(51.8)	(36.9)
Total losses and LAE paid and approved for payment	(54.5)	(37.9)

Net unpaid loss and LAE reserves - ending	922.2	711.6
Reinsurance recoverable on unpaid losses - ending	68.7	67.8
Gross unpaid loss and LAE reserves - ending	$990.9	$779.4

Loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and may include a provision for expected future development on existing case reserves). Case reserve estimates are initially set on the basis of loss reports received from third parties.  IBNR reserves are estimated by management using various actuarial methods as well as a combination of Montpelier’s own loss experience, historical insurance industry loss experience and management’s professional judgment. Montpelier’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis and its loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

Prior Year Loss and LAE Development — three months ended March 31, 2011

During the first quarter of 2011, Montpelier experienced $33.6 million in net favorable development on prior year loss and LAE reserves.

Reserves for non-catastrophe property losses initially include significant IBNR as a result of timing lags inherent in the reporting process.  Non-catastrophe property claims reported to Montpelier through March 31, 2011 indicated that the IBNR recorded during 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier released $9.3 million of such reserves during the first three months of 2011. Montpelier also released a further $3.5 million of non-catastrophe property IBNR during the first quarter of 2011 which was originally recorded during 2009.

Additional favorable development recognized during the first quarter of 2011 include the following:

•                                          2010 Australian floods ($3.7 million reserve decrease),

•                                          Casualty reserves, primarily related to 2007 and prior years ($2.5 million reserve decrease),

•                                          Net foreign exchange transaction gains ($1.6 million reserve decrease),

•                                          2004 hurricanes ($1.1 million reserve decrease),

•                                          2005 hurricanes ($1.0 million reserve decrease),

•                                          A non-catastrophe property loss that occurred during 2008 ($1.0 million reserve decrease).

The remaining net favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

In addition to the $1.6 million of net foreign exchange transaction gains described above, Montpelier also recognized $6.1 million in net foreign exchange translation losses related to its loss and LAE reserves during the first quarter of 2011.  Montpelier’s foreign currency transaction gains (losses) are incorporated in its underwriting results as a decrease (increase) in losses incurred.  Foreign currency translation gains and losses, which are a component of comprehensive income (loss), do not impact Montpelier’s underwriting results.

Prior Year Loss and LAE Development — three months ended March 31, 2010

During the first quarter of 2010, Montpelier experienced $24.1 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                           Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($7.2 million reserve decrease). This decrease related to several loss events,

•                           Net foreign exchange transaction losses ($2.8 million reserve increase),

•                           Casualty reserves ($2.7 million reserve decrease),

•                           2007 European Windstorm Kyrill and U.K. floods ($1.5 million reserve decrease),

•                           2008 European Windstorm Emma ($1.2 million reserve decrease),

•                           2009 European Windstorm Klaus ($1.1 million reserve decrease).

The remaining favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

In addition to the $2.8 million of net foreign exchange transaction losses described above, Montpelier also recognized $5.9 million in net foreign exchange translation gains related to its loss and LAE reserves during the first quarter of 2010.

Montpelier’s reserving process is highly dependent on loss information received from its cedants. With respect to prior year loss development reported during the 2011 and 2010 periods, information and experience obtained since the last reporting date included changes in loss amounts reported by ceding companies, IBNR recorded as a result of these loss advices and other information and events.

NOTE 3.  Reinsurance With Third-Parties

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures. The amount of ceded reinsurance that Montpelier buys varies from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written. Certain of Montpelier’s assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to Montpelier’s benefit. These reinsurance premiums are reported as a reduction in gross premiums written.

All of Montpelier's reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. The majority of Montpelier's reinsurance contracts are excess-of-loss contracts covering one or more lines of business. Montpelier has also purchased pro-rata reinsurance with respect to specific lines of its business. Montpelier also purchases industry loss warranty (“ILW”) policies which provide coverage for certain losses incurred, provided they are triggered by events exceeding a specified industry loss size as well as Montpelier’s own incurred loss. For non-ILW excess-of-loss reinsurance contracts, the attachment point and exhaustion of these contracts are based solely on the amount of Montpelier's actual losses incurred from an event or events.

Montpelier remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  Montpelier would also be liable in the event that its ceding companies were unable to collect amounts due from underlying third-party reinsurers.

Montpelier records provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Montpelier does not believe that there are any amounts uncollectible from its reinsurers as of the balance sheet dates presented.

Earned reinsurance premiums ceded were $16.1 million and $6.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase in estimated ultimate reinsurance recoveries included in loss and LAE were $9.4 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

Reinsurance Recoverable on Paid and Unpaid Losses

Under Montpelier’s reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis when adequately collateralized.  Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses as of March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
Rating	Amount	% of Total	Amount	% of Total
A+	$0.2	8%	$5.9	46%
A	0.3	12	6.9	53
A-	0.1	4	0.1	1
Unrated by A.M. Best	1.9	76	—	—
Total reinsurance recoverable on paid losses	$2.5	100%	$12.9	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses as of March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
Rating	Amount	% of Total	Amount	% of Total
A+	$17.3	25%	$17.9	29%
A	19.9	29	21.0	34
A-	2.3	3	1.4	2
Unrated by A.M. Best	23.4	35	16.3	26
Recoverable under MUSIC guarantee	5.8	8	5.8	9
Total reinsurance recoverable on unpaid losses	68.7	100%	$62.4	100%

Montpelier’s unrated reinsurance recoverables as of March 31, 2011 and December 31, 2010 relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” or better; or (iii) entered run-off but are considered by management to be financially sound.

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

As of March 31, 2011, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $5.8 million (the “Acquired Reserves”).  MUSIC holds a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

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

As of March 31, 2011, Montpelier had no ongoing material insurance or reinsurance contract disputes.

During the second quarter of 2010, Montpelier Re favorably resolved, through arbitration, a dispute involving two reinsurance contracts (the “Disputed Contracts”) with Manufacturers Property and Casualty Limited (“MPCL”) that originated in 2007.  Montpelier Re subsequently received an award (the “Award”) equal to the sum of all outstanding paid reinsurance recoverables it was owed under the Disputed Contracts as of March 31, 2010, a portion of its defense costs associated with the proceedings and accrued interest on overdue amounts owed through the date of payment.

During the fourth quarter of 2010, Montpelier Re and MPCL further agreed to an early settlement (the “Settlement”) of all remaining paid and unpaid reinsurance recoverables outstanding under the Disputed Contracts.

Montpelier Re received a total of $51.6 million from MPCL during the second, third and fourth quarters of 2010 in satisfaction of both the Award and the Settlement of which $46.4 million represented paid and unpaid reinsurance recoverables outstanding under the Disputed Contracts and $5.2 million represented reimbursable defense costs and accrued interest.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	March 31, 2011		December 31, 2010
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$709.3	$723.5	$696.8	$710.9
Residential mortgage-backed securities	598.0	600.5	551.0	554.0
Debt securities issued by the U.S. Treasury and its agencies	350.7	353.8	482.1	483.0
U.S. government-sponsored enterprise securities	211.8	213.8	228.2	229.9
Commercial mortgage-backed securities	153.1	153.4	140.2	139.8
Debt securities issued by states of the U.S. and political subdivisions	61.8	62.6	59.4	59.7
Other debt obligations	163.0	163.2	112.3	112.0
Total fixed maturity investments	$2,247.7	$2,270.8	$2,270.0	$2,289.3

Equity securities:
Energy	$22.1	$46.2	$22.5	$41.6
Exchange-listed funds	26.0	26.9	44.6	44.6
Technology	12.3	19.7	16.1	21.5
Financial	11.1	13.0	19.2	23.0
Consumer goods	2.5	7.0	4.4	9.1
Other	6.0	10.0	10.1	13.1
Total equity securities	$80.0	$122.8	$116.9	$152.9

As of March 31, 2011, 85% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities and 15% were rated “BBB” (Good) or below by Standard & Poor’s.

In addition to the equity securities presented above, Montpelier also had open short equity and fixed maturity positions, including short investment option and future positions, recorded within its other liabilities of $22.6 million and $25.4 million as of March 31, 2011 and December 31, 2010, respectively, with associated net unrealized losses of $0.8 million and $1.3 million, respectively.

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair values or their underlying net asset values, depending on Montpelier’s ownership share. For those funds carried at fair value, the underlying net asset value is used as a best estimate of fair value.  Montpelier’s CAT Bonds and derivative instruments are carried at fair value.  The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	March 31, 2011		December 31, 2010
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$34.2	$34.2	$33.4	$33.4

Other investments carried at fair value:
Limited partnership interests and private investment funds	$34.3	$38.3	$38.3	$42.6
CAT Bonds	10.0	10.6	10.0	10.6
Derivative instruments	0.6	2.6	2.5	3.5
Total other investments carried at fair value	$44.9	$51.5	$50.8	$56.7

Other investments	$79.1	$85.7	$84.2	$90.1

Net appreciation or depreciation on Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported as net realized and unrealized gains (losses) in the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (expense) from derivative instruments.  See Note 6.

Montpelier’s interests in limited partnerships and private investment funds that are carried at fair value relate to vehicles that invest in distressed mortgages.  Redemptions from these investments occur at the discretion of the investment manager or, in other cases, subject to a unanimous vote of the partners. Montpelier does not expect to redeem a significant portion of these investments during 2011.

Montpelier also had open Credit Derivatives, Interest Rate Contracts and Investment Options and Futures contracts as of March 31, 2011 and December 31, 2010. See Note 6.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Corporate debt securities	$—	$688.6	$34.9	$723.5
Residential mortgage-backed securities	—	600.5	—	600.5
Debt securities issued by the U.S. Treasury and its agencies	165.9	187.9	—	353.8
U.S. government-sponsored enterprise securities	—	213.8	—	213.8
Commercial mortgage-backed securities	—	153.4	—	153.4
Debt securities issued by U.S. states and political subdivisions	—	62.6	—	62.6
Other debt obligations	—	150.2	13.0	163.2
Total fixed maturity investments	$165.9	$2,057.0	$47.9	$2,270.8

Equity securities:
Energy	$46.2	$—	$—	$46.2
Exchange-listed funds	1.3	25.6	—	26.9
Technology	19.1	0.6	—	19.7
Financial	13.0	—	—	13.0
Consumer goods	7.0	—	—	7.0
Other	9.4	0.6	—	10.0
Total equity securities	$96.0	$26.8	$—	$122.8

Other investments	$—	$13.2	$38.3	$51.5
Total investments carried at fair value	$261.9	$2,097.0	$86.2	$2,445.1

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Corporate debt securities	$—	$673.0	$37.9	$710.9
Residential mortgage-backed securities	—	554.0	—	554.0
Debt securities issued by the U.S. Treasury and its agencies	322.6	160.4	—	483.0
U.S. government-sponsored enterprise securities	—	229.9	—	229.9
Commercial mortgage-backed securities	—	139.8	—	139.8
Debt securities issued by U.S. states and political subdivisions	—	59.7	—	59.7
Other debt obligations	—	107.3	4.7	112.0
Total fixed maturity investments	$322.6	$1,924.1	$42.6	$2,289.3

Equity securities:
Energy	$41.6	$—	$—	$41.6
Exchange-listed funds	19.5	25.1	—	44.6
Technology	21.5	—	—	21.5
Financial	22.1	0.9	—	23.0
Consumer goods	8.9	0.2	—	9.1
Other	12.5	0.6	—	13.1
Total equity securities	$126.1	$26.8	$—	$152.9

Other investments	$—	$14.1	$42.6	$56.7
Total investments carried at fair value	$448.7	$1,965.0	$85.2	$2,498.9

Montpelier’s open short equity positions are valued on the basis of Level 1 inputs.

Investments classified as Level 3 as of March 31, 2011 and December 31, 2010, primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships.

As of March 31, 2011 and December 31, 2010, the Company’s Level 3 investments represented 3.5% and 3.4% of its total investments measured at fair value, respectively.

There were no significant transfers between Levels 1 and 2 during the first three months of 2011 or 2010.

The following tables present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$37.9	$—	$(3.4)	$—	$0.4	$—	$34.9
Other debt obligations	4.7	9.0	(0.7)	—	—	—	13.0
Total fixed maturity investments	$42.6	$9.0	$(4.1)	$—	$0.4	$—	$47.9

Other investments	$42.6	$—	$(4.0)	$0.2	$(0.5)	$—	$38.3

Total investments	$85.2	$9.0	$(8.1)	$0.2	$(0.1)	$—	$86.2

	Three Months Ended March 31, 2010
	Beginning Level 3 balance	Net purchases, sales and maturities	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$60.5	$—	$—	$—	$(60.5)	$—
Corporate debt securities	78.7	(0.6)	(0.6)	2.1	(28.1)	51.5
Other debt obligations	10.3	7.5	—	—	—	17.8
Total fixed maturity investments	$149.5	$6.9	$(0.6)	$2.1	$(88.6)	$69.3

Equity securities:
Financial	$4.0	$(2.2)	$—	$(1.7)	$—	$0.1
Other	—	1.3	—	—	—	1.3
Total equity securities	$4.0	$(0.9)	$—	$(1.7)	$—	$1.4

Other investments	$49.1	$5.6	$—	$2.0	$(22.6)	$34.1

Total investments	$202.6	$11.6	$(0.6)	$2.4	$(111.2)	$104.8

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short equity positions for the three months ended March 31, 2011 and 2010 consisted of the following:

	Net Realized Gains on Investments	Net Unrealized Gains on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Earnings	Changes in Carrying Value Reflected in Other Comprehensive Income
Three Months Ended March 31, 2011:
Fixed maturity investments	$1.2	$2.1	$1.8	$5.1	$—
Equity securities	5.7	6.9	0.1	12.7	—
Other investments	0.2	0.5	(0.4)	0.3	—

Three Months Ended March 31, 2010:
Fixed maturity investments	$12.4	$5.2	$—	$17.6	$—
Equity securities	0.3	7.4	0.2	7.9	—
Other investments	0.2	3.3	(2.8)	0.7	(2.6)

(1)     Represents net realized and unrealized foreign exchange gains (losses) from investments and income (expense) derived from investments in the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures (See Note 6).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011	2010

Fixed maturity investments	$17.9	$20.2
Cash and cash equivalents	0.1	—
Equity securities	0.1	0.3
Other investments	0.6	0.3
Total investment income	18.7	20.8
Investment expenses	(1.2)	(2.3)
Net investment income	$17.5	$18.5

Assets on Deposit and Held in Trust

Montpelier Re has established a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established in September 2010 as an alternative means of providing statutory credit to Montpelier Re’s cedants.  As of March 31, 2011, Montpelier Re was granted authorized or trusteed reinsurer status in 31 states and the District of Columbia and is currently seeking approval in all remaining states. The initial minimum value of the Reinsurance Trust was set at $20.0 million plus the amount of Montpelier Re’s reinsurance liabilities to such cedants.  As of March 31, 2011 and December 31, 2010, the fair value of all assets held in the Reinsurance Trust was $101.4 million, which exceeded the minimum value required.

Effective March 31, 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust was set at $230.0 million. As of March 31, 2011 and December 31, 2010, the fair value of the investments held in the Lloyd’s Capital Trust was $248.5 million and $249.5 million, respectively.  See Note 5.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”).  As of March 31, 2011 and December 31, 2010, the fair value of the investments held in the Premiums Trust Funds was $132.8 million and $127.9 million respectively.  See Note 12.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses. The fair value of such deposits totaled $6.5 million as of March 31, 2011 and December 31, 2010.

Montpelier’s investment assets on deposit and held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $885.4 million and $558.3 million for the three months ended March 31, 2011 and 2010, respectively. Maturities, calls and paydowns of investments totaled $114.1 million and $116.1 million for the three months ended March 31, 2011 and 2010, respectively.  There were no non-cash exchanges or involuntary sales of investment securities during these periods.

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

In March 2009 and May 2010, the Company repurchased and retired $21.0 million and $1.0 million, respectively, in principal amount of the Senior Notes. The carrying value of the Senior Notes as of March 31, 2011 and December 31, 2010, was $227.8 million and $227.7 million, respectively.

The Company incurred interest on the Senior Notes of $3.5 million during each of the three month periods ended March 31, 2011 and 2010, respectively.  The Company paid $7.0 million in interest on the Senior Notes during each of the three month periods ended March 31, 2011 and 2010, respectively.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points (4.107% for the period from March 30, 2011 to June 30, 2011), which is reset quarterly. The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest expense of $2.1 million on the Trust Preferred Securities during each of the three month periods ended March 31, 2011 and 2010.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its constituents. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $300.0 million and $376.7 million as of March 31, 2011 and December 31, 2010, respectively. The following table outlines these facilities as of March 31, 2011:

	Total Capacity	Amount Drawn	Expiry Date
Secured operational Letter of Credit Facilities
Syndicated Facility: Tranche B	$7.3	$7.3	Aug. 2010
Syndicated 5-Year Facility (I)	500.0	36.4	June 2011
Syndicated 5-Year Facility (II)	215.0	163.0	June 2012
Bilateral Facility	100.0	6.4	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of March 31, 2011 and December 31, 2010, the Company and Montpelier Re were in compliance with all covenants.

Effective March 31, 2010, Montpelier voluntarily terminated a $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust (as described below) in order to meet MCL’s ongoing FAL requirements.

Effective August 4, 2010, the Syndicated Facility: Tranche B, which had a capacity of $225.0 million, expired under its terms and was not renewed.  As a result: (i) Montpelier Re can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit drawn under the facility will have to be renewed into an alternate Montpelier Re facility or the Reinsurance Trust upon expiry.  This facility is subject to an annual commitment fee of 0.225% on drawn balances and, while active, was subject to an annual commitment fee of 0.075% on undrawn balances.

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

The primary risks Montpelier seeks to manage through its use of derivative instruments are underwriting risk and foreign exchange risk. Derivative instruments designed to manage Montpelier’s underwriting risk include an ILW swap contract (the “ILW Swap”); which provides reinsurance-like protection to Montpelier for specific loss events associated with certain lines of its business.

As an extension of its underwriting activities, sold ILW protection (the “ILW Contract”), which is a derivative instrument that provides reinsurance-like protection to third parties for specific loss events associated with certain lines of business.

Foreign exchange risk, specifically Montpelier’s risk associated with making claim payments in foreign currencies, is managed through the use of foreign currency exchange agreements (“Foreign Exchange Contracts”).

As an extension of Montpelier’s investing activities, certain of its investment managers have entered into investment options and futures (“Investment Options and Futures”), credit derivative arrangements (“Credit Derivatives”) and interest rate contracts (“Interest Rate Contracts”), as well as Foreign Exchange Contracts.

None of Montpelier’s derivatives are formally designated as hedging instruments.

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded as of March 31, 2011 and December 31, 2010:

		March 31, 2011		December 31, 2010
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Value	Fair Value	Notional Value

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(1.5)	$21.3	$(0.4)	$77.0
U.S. Dollars sold	Other Investments	3.1	98.0	1.6	88.9
Credit Derivatives	Other Investments	0.3	24.2	0.3	15.3
Interest Rate Contracts	Other Investments	0.5	80.7	(0.2)	46.3
Investment Options and Futures (long)	Other Investments	0.2	—	2.2	—
Investment Options and Futures (short)	Other Liabilities	0.1	—	0.6	—
ILW Swap	Other Assets	0.4	—	0.7	—
ILW Contract	Other Liabilities	—	—	0.1	—

The following table presents the net income (expense) from Montpelier’s derivative instruments during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

ILW Swap	$(0.4)	$—
Foreign Exchange Contracts	0.4	(0.9)
Credit Derivatives	(0.6)	—
Interest Rate Contracts	0.7	—
Investment Options and Futures	(0.8)	(2.0)
ILW Contract	0.1	—

Net expense from derivative instruments	$(0.6)	$(2.9)

A description of each of Montpelier’s derivative instrument activities follows:

ILW Swap

In November 2010 Montpelier Re entered into the ILW Swap with a third-party in order to purchase protection against Montpelier Re’s U.S. earthquake and Europe windstorm exposures through June 30, 2011.  In return for a fixed-rate payment of $1.0 million, Montpelier Re receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the ILW Swap is $5.0 million. The fair value of the ILW Swap as of March 31, 2011 and December 31, 2010 was $0.4 million and $0.7 million, respectively.

The fair value of the ILW Swap is derived based on unobservable (Level 3) inputs.

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

Montpelier’s open Foreign Exchange Contracts as of March 31, 2011 were denominated in European Union euros, British pounds, Canadian dollars, Indian rupees, Chinese yuan, South Korean won, Malaysian ringgits, Philippine pesos, Mexican pesos, Australian dollars, Japanese yen, Singapore dollars and Brazilian reals.  Montpelier’s open Foreign Exchange Contracts at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

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

Interest Rate Contracts

From time to time Montpelier’s investment managers enter into various interest rate derivative instruments whose value is based on the right to pay or receive a notional amount of money at a given interest rate. These instruments are either used to limit Montpelier’s exposure to fluctuations in specified interest rates or to address an anticipated change in interest rates.

The fair value of the Interest Rate Contracts is derived based on other observable (Level 2) inputs.

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of March 31, 2011 and December 31, 2010, Montpelier had open long option and future positions with a fair value of $0.2 million and $2.2 million, respectively, and open short option and future positions with a fair value of $0.1 million and $0.6 million, respectively,

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Contract

In April, 2010 Montpelier entered into the ILW Contract with a third party under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract, which expired in March, 2011 provided the insured with $15.0 million of protection resulting from earthquake losses incurred in any of several U.S. states.  Montpelier received consideration of $0.5 million for the ILW Contract.

The ILW Contract, which expired without any payment required by Montpelier, was carried at fair value and was derived based on unobservable (Level 3) inputs.

NOTE 7.  Related Party Transactions

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

NOTE 8.  Common Shareholders’ Equity

Common Shares

The following table summarizes the Company’s Common Share activity during the quarters ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in Common Shares)	2011	2010
Beginning Common Shares outstanding	64,557,204	79,998,795

Acquisitions of Common Shares:
Common Shares repurchased and retired	(2,353,252)	(8,489,400)
Common Shares repurchased and placed in treasury	—	(706,000)

Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	143,119	278,801

Ending Common Shares outstanding	62,347,071	71,082,196

As of March 31, 2011, the Company had 62,347,071 Common Shares outstanding consisting of 64,256,980 Common Shares issued less 1,909,909 Common Shares in treasury.  As of December 31, 2010, the Company had 64,557,204 Common Shares outstanding consisting of 66,610,232 Common Shares issued less 2,053,028 Common Shares in treasury.

2011 common share activity

The Company repurchased 2,353,252 Common Shares pursuant to a publicly announced share repurchase program at an average price of $20.16 per share during the first quarter of 2011. These shares were subsequently retired.

The Company issued 143,119 Common Shares to employees in satisfaction of vested Restricted Share Unit (“RSU”) obligations during the first quarter of 2011. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.1 million, which was recorded as a reduction to additional paid-in capital.

2010 common share activity

The Company repurchased 706,000 Common Shares pursuant to a publicly announced share repurchase program at an average price of $17.23 per share from January 4, 2010 to January 11, 2010. These shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future RSUs. See Note 13.

The Company repurchased a further 1,591,598 Common Shares pursuant to a publicly announced share repurchase program at an average price of $17.77 per share from January 12, 2010 to February 23, 2010. These shares were subsequently retired.

On February 26, 2010, the Company also repurchased 6,897,802 Common Shares previously owned by Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC. in February 2010 pursuant to a private transaction at a price of $19.00 per share.  See Note 7.  These shares were subsequently retired.

The Company issued 278,801 Common Shares to employees in satisfaction of vested RSUs during the first quarter of 2010. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.1 million, which was recorded as a reduction to additional paid-in capital.

Common Share Repurchase Authorization

As of March 31, 2011, the Company had a remaining share repurchase authorization of $180.3 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Dividends

The Company declared, on a quarterly basis, regular cash dividends per Common Share totaling $0.10 and $0.09 during the first quarters of 2011 and 2010, respectively.

The total amount of dividends paid to holders of Common Shares during the three months ended March 31, 2011 and 2010 was $6.5 million and $7.2 million, respectively.  As of March 31, 2011 and December 31, 2010, the Company had $6.2 million and $6.5 million, respectively, of dividends payable to shareholders.

NOTE 9.  Segment Reporting

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

The following table summarizes Montpelier’s identifiable assets by segment as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Montpelier Bermuda	$2,889.2	$2,792.6
Montpelier Syndicate 5151	361.6	310.0
MUSIC	103.8	101.1
Corporate and Other	16.6	15.7
Total assets	$3,371.2	$3,219.4

A summary of Montpelier’s statements of operations by segment for the three months ended March 31, 2011 follows:

	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$157.8	$83.8	$12.9	$(0.4)	$254.1
Ceded reinsurance premiums	(18.0)	(8.2)	(1.8)	0.4	(27.6)
Net insurance and reinsurance premiums written	139.8	75.6	11.1	—	226.5
Change in unearned premiums	(39.5)	(21.7)	0.8	—	(60.4)
Net insurance and reinsurance premiums earned	100.3	53.9	11.9	—	166.1

Loss and LAE	(190.4)	(46.9)	(11.1)	—	(248.4)
Insurance and reinsurance acquisition costs	(13.6)	(8.4)	(2.7)	—	(24.7)
General and administrative expenses	(9.0)	(7.2)	(2.5)	(5.3)	(24.0)
Underwriting loss	(112.7)	(8.6)	(4.4)	(5.3)	(131.0)
Net investment income	16.3	0.6	0.5	0.1	17.5
Other revenue	(0.1)	0.2	—	(0.1)	—
Net investment and foreign exchange gains	21.8	(7.0)	(0.2)	—	14.6
Net expense from derivative instruments	—	(0.6)	—	—	(0.6)
Interest and other financing expenses	(0.3)	—	—	(5.6)	(5.9)
Loss before income taxes	$(75.0)	$(15.4)	$(4.1)	$(10.9)	$(105.4)

A summary of Montpelier’s statements of operations by segment for the three months ended March 31, 2010 follows:

	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$183.4	$83.0	$8.6	$(0.2)	$274.8
Ceded reinsurance premiums	(8.6)	(4.2)	(0.3)	0.2	(12.9)
Net insurance and reinsurance premiums written	174.8	78.8	8.3	—	261.9
Change in unearned premiums	(63.7)	(38.2)	(1.5)	—	(103.4)
Net insurance and reinsurance premiums earned	111.1	40.6	6.8	—	158.5

Loss and LAE	(83.5)	(56.2)	(4.5)	—	(144.2)
Insurance and reinsurance acquisition costs	(14.5)	(6.4)	(1.5)	—	(22.4)
General and administrative expenses	(11.0)	(8.9)	(2.4)	(6.8)	(29.1)
Underwriting loss	2.1	(30.9)	(1.6)	(6.8)	(37.2)
Net investment income	17.7	0.3	0.5	—	18.5
Other revenue	0.2	—	—	—	0.2
Net investment and foreign exchange gains	25.2	9.4	0.4	0.9	35.9
Net expense from derivative instruments	(2.9)	—	—	—	(2.9)
Interest and other financing expenses	(0.4)	(0.5)	—	(5.6)	(6.5)
Income before income taxes	$41.9	$(21.7)	$(0.7)	$(11.5)	$8.0

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$106.4	$25.5	$—	$—	$131.9
Property Specialty - Treaty	14.9	3.9	—	—	18.8
Other Specialty - Treaty	26.9	20.2	—	—	47.1
Property and Specialty Individual Risk	9.6	34.2	12.9	(0.4)	56.3
Total gross premiums written	$157.8	$83.8	$12.9	$(0.4)	$254.1

Three Months Ended March 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Property Catastrophe - Treaty	$115.3	$30.3	$—	$—	$145.6
Property Specialty - Treaty	12.3	7.2	—	—	19.5
Other Specialty - Treaty	44.0	22.2	—	—	66.2
Property and Specialty Individual Risk	11.8	23.3	8.6	(0.2)	43.5
Total gross premiums written	$183.4	$83.0	$8.6	$(0.2)	$274.8

(1)          Represents an inter-segment excess-of-loss reinsurance arrangement between MUSIC and Montpelier Syndicate 5151, which is eliminated in consolidation.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended March 31,
	2011		2010

U.S. and Canada	$107.1	42%	$116.1	42%
Worldwide (1)	73.4	29	73.9	27
Worldwide, excluding U.S. and Canada (2)	22.5	9	16.5	6
Western Europe, excluding the U.K. and Ireland	21.7	9	27.7	10
U.K. and Ireland	8.0	3	11.7	4
Japan	6.1	2	2.3	1
Other	15.3	6	26.6	10
Total gross premiums written	$254.1	100%	$274.8	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$59.7	13.0	$—	$(2.4)	$70.3
Property Specialty - Treaty	13.4	3.2	—	0.6	17.2
Other Specialty - Treaty	19.7	14.7	—	1.0	35.4
Property and Specialty Individual Risk	7.5	23.0	11.9	0.8	43.2
Total net premiums earned	$100.3	53.9	$11.9	$—	$166.1

Three Months Ended March 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$70.0	9.5	$—	$(1.2)	$78.3
Property Specialty - Treaty	11.7	5.1	—	0.1	16.9
Other Specialty - Treaty	17.9	12.0	—	0.9	30.8
Property and Specialty Individual Risk	11.5	14.0	6.8	0.2	32.5
Total net premiums earned	$111.1	40.6	$6.8	$—	$158.5

(1)          Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Months Ended March 31,
	2011		2010

U.S. and Canada	$80.7	49%	$83.4	53%
Worldwide (1)	44.8	27	31.2	20
Western Europe, excluding the U.K. and Ireland	8.5	5	8.9	6
Worldwide, excluding U.S. and Canada (2)	8.5	5	10.1	6
Japan	7.5	5	5.2	3
U.K. and Ireland	7.0	4	7.4	5
Other	9.1	5	12.3	7
Total net earned premiums	$166.1	100%	$158.5	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 10.  Earnings (Loss) Per Share

The Company applies the two-class method of calculating basic and diluted earnings (loss) per share. In applying the two-class method, the Company’s outstanding Restricted Share Units (“RSUs”) are considered to be participating securities.  See Note 13.  For all periods presented, the two-class method was used to determine earnings (loss) per share since this method consistently yielded a lower result than the treasury stock method.

For purposes of determining earnings (loss) per share, a portion of net income is allocated to RSUs which serves to reduce the Company’s earnings (loss) per share numerators. Net losses are not allocated to RSUs and, therefore, do not impact the Company’s earnings (loss) per share numerators.  Recipients of outstanding RSUs are entitled to receive payments equivalent to dividends and distributions declared on Common Shares. Since RSUs represent phantom shares, such payments are recorded as general and administrative expenses.

The following table outlines the Company’s computation of earnings (loss) per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Earnings (loss) per share numerator:
Net income (loss)	$(104.3)	$9.9
Less: net earnings allocated to participating securities	—	(0.1)
Net income (loss) attributable to common shareholders	$(104.3)	$9.8
Earnings (loss) per share denominator (In millions of Common Shares):
Average Common Shares outstanding	62.5	73.5
Per share data:
Basic and diluted earnings (loss) per share	$(1.67)	$0.13

NOTE 11.  Commitments and Contingent Liabilities

Investment Commitment

As of March 31, 2011 and December 31, 2010, Montpelier had unfunded commitments to invest $9.3 million and $5.0 million, respectively, into three separate private investment funds.

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

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry.  As of March 31, 2011, Montpelier had no material unresolved legal proceedings.

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity as of March 31, 2011.

Montpelier’s portfolio of corporate and structured investments, such as asset and mortgage-backed securities, are subject to individual and aggregate credit risk. Montpelier routinely monitors the credit quality of its fixed maturity investments with exposure to subprime and Alternative A (a fixed maturity investment that is considered to be higher risk than a prime security but lower risk than a subprime security) markets as well as those fixed maturity investments that benefit from credit enhancements provided by third-party financial guarantors.  Montpelier also routinely monitors the credit quality of its commercial mortgage-backed securities and its non-agency collateralized residential mortgage obligations.

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

The Bermuda Statutory Capital Requirement (“BSCR”) is a risk-based capital model used to measure risk and to determine an enhanced capital requirement and target capital level (defined as 120% of the enhanced capital requirement) for Class 4 insurers.  For all periods presented herein, Montpelier Re satisfied these requirements.

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

There is presently no formal indication as to when group supervision may be implemented by the BMA and what companies will be included, although the Company has been notified that the BMA, having considered the matters set out in the 2010 amendments to the Insurance Act, intends to be Montpelier’s group supervisor.

U.K. Regulation

Syndicate 5151 is managed by MUAL.  Syndicate 5151 and MUAL are subject to regulation by the FSA under the Financial Services and Markets Act 2000 and by the Council of Lloyd’s.

The FSA has announced that it is the U.K. government’s intention that it will be replaced in two years by two new regulators:

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

These changes began in April 2011 when the FSA replaced its current Supervision and Risk business units with a Prudential Business Unit and a Conduct Business Unit.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of March 31, 2011 was fulfilled through the Lloyd’s Capital Trust. See Note 4.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds.  Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of March 31, 2011 Syndicate 5151 held $62.7 million in cash and cash equivalents and $132.8 million in investment securities, within the Premiums Trust Funds.  As of December 31, 2010, Syndicate 5151 held $59.7 million in cash and cash equivalents and $127.9 million in investment securities, within the Premiums Trust Funds.

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

NOTE 13.  Share-Based Compensation

LTIP

The Montpelier Re Holdings Ltd. Long-Term Incentive Plan (the “LTIP”) is the Company’s sole share-based long-term incentive plan. At the discretion of the Board’s Compensation and Nominating Committee (the “Compensation Committee”), incentive awards, the value of which are based on Common Shares, may be made to plan participants. For the periods presented, Montpelier’s share-based incentive awards consisted solely of RSUs.

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

Montpelier currently uses Variable RSUs as the principal component of its ongoing long-term incentive compensation for employees. Variable RSUs are contingent awards in which the actual number of RSUs to be awarded is dependent on Company performance during the initial year of the award cycle (the “Initial RSU Period”), meaning that the number of RSUs expected to be awarded for that cycle may fluctuate during this period.  The actual number of Variable RSUs to be awarded is based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing the sum of the Company’s actual underwriting result and standard investment result by the Company’s actual average shareholders’ equity for the period.

From time to time Montpelier also uses Fixed RSUs as a supplemental component of its ongoing long-term incentive compensation for certain of its employees and directors.  Unlike Variable RSUs, Fixed RSUs are fixed and determinable on the grant date. Fixed RSUs are typically granted: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the Board and MUAL. Additionally, when the actual number of Variable RSUs to be awarded has been formally determined, they are effectively converted to Fixed RSUs.

As of March 31, 2011, the Company’s Variable RSUs outstanding consisted of those for the 2011 to 2014 cycle. The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2011 ROE versus a target ROE of 9.01%. At an achieved ROE of 9.01% (“Target”) the Company would expect to grant approximately 590,000 Variable RSUs to participants, at an ROE of 3.01% (“Threshold”) the Company would not expect to grant any Variable RSUs to participants and at an ROE of 19.01% (“Maximum”) the Company would expect to grant approximately 1,180,000 Variable RSUs to participants.

The following table summarizes Montpelier’s RSU activity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,637,580	$11.3	1,768,769	$13.3
Fixed RSUs awarded	50,000	0.9	—	—
Variable RSUs (at target) expected to be awarded, 2011 - 2014 cycle	591,824	11.0	—	—
Variable RSU payout adjustments, 2011 - 2014 cycle	(591,824)	(11.0)	—	—
Variable RSUs (at target) expected to be awarded, 2010 - 2013 cycle	(455)	—	623,185	10.3
Variable RSU payout adjustments, 2010 - 2013 cycle	(11,726)	(0.1)	(186,950)	(3.1)
Variable RSUs (at target) expected to be awarded, 2009 - 2012 cycle	—	—	3,225	—
Variable RSU payout adjustments, 2009 - 2012 cycle	—	—	9,566	0.1
Payments	(182,845)	—	(327,891)	—
Forfeitures of Fixed RSUs	(114,632)	(1.0)	—	—
Expense recognized	—	(1.4)	—	(3.2)
End of period	1,377,922	$9.7	1,889,904	$17.4

RSU Awards, Adjustments and Payments - three months ended March 31, 2011

On the basis of the Company’s results achieved during the first three months of 2011, the Company does not anticipate issuing any Variable RSUs for the 2011 to 2014 cycle.  The actual number of Variable RSUs to be awarded for the 2011 to 2014 cycle, if any, will not be finalized until approved by the Compensation Committee in March 2012.

On the basis of the Company’s preliminary 2010 results, the Company anticipated issuing a total of 725,922 Variable RSUs for the 2010-2013 award cycle at December 31, 2010. Based on actual 2010 results achieved, and as approved by the Compensation Committee in March 2011, the actual number of Variable RSUs awarded for that cycle was decreased by 12,181 RSUs to 713,741 during the first quarter of 2011 or 123% of the target RSU’s ultimately fixed for that cycle.

During the three months ended March 31, 2011, the Company paid out 182,845 vested RSUs and withheld, at the recipient’s election, 39,726 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 143,119 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the first quarter of 2011 was $3.4 million.

None of the outstanding RSUs as of March 31, 2011 were vested.

RSU Awards, Adjustments and Payments - three months ended March 31, 2010

On the basis of the Company’s results achieved during the first three months of 2010, the Company anticipated issuing 436,235 Variable RSUs for the 2010-2013 award cycle, or 70% of target, as of March 31, 2010.

On the basis of the Company’s preliminary 2009 results, the Company anticipated issuing a total of 1,260,327 Variable RSUs for the 2009-2012 award cycle at December 31, 2009.  Based on actual 2009 results achieved, and as approved by the Compensation Committee in March 2010, the actual number of Variable RSUs awarded for that cycle was increased by 12,791 RSUs to 1,273,118 during the first quarter of 2010 or 193% of the target RSU’s ultimately fixed for that cycle.

During the three months ended March 31, 2010, the Company paid out 327,891 vested RSUs and withheld, at the recipients’ election, 49,090 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 278,801 Common Shares from its treasury.  See Note 8.  The fair value of the vested RSUs paid out during the first quarter of 2010 was $5.7 million.

None of the outstanding RSUs as of March 31, 2010 were vested.

RSU Assumptions

For the periods presented, the Company assumed a 3% to 16% forfeiture rate depending on the nature and term of the individual award and past and recent experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeitures levels. True-up adjustments are made as deemed necessary.

During the three months ended March 31, 2011, the Company revised its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding by $1.0 million.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs as of March 31, 2011, for each award cycle:

	RSUs Outstanding	Unamortized Grant Date Fair Value
Award Date and Cycle
Five-year RSU awards granted in 2007	56,100	$0.2
Four-year RSU awards granted in 2008	88,638	0.3
Five-year RSU awards granted in 2008	68,600	0.4
Four-year RSU awards granted in 2009	588,549	3.2
Five-year RSU awards granted in 2009	4,500	—
Four-year RSU awards granted in 2010	521,535	4.8
Five-year RSU awards granted in 2011	50,000	0.8
Total RSUs outstanding as of March 31, 2011	1,377,922	$9.7

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $5.4 million, $3.5 million, $0.7 million and $0.1 million during 2011, 2012, 2013 and 2014 and beyond, respectively.

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

During the three months ended March 31, 2011 and 2010, Montpelier recorded an income tax benefit of $1.1 million and $1.9 million, respectively, associated primarily with its U.K. operations.

During the three months ended March 31, 2010, Montpelier received $0.1 million in net income tax refunds.  Montpelier did not receive or pay any income taxes during the first three months of 2011.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until 2035. At the present time, no such taxes are levied in Bermuda.

United Kingdom

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  During the three months ended March 31, 2011 and 2010, these companies had pretax losses of $5.1 million and $6.8 million, respectively.  As of March 31, 2011 and December 31, 2010, these companies had a net deferred tax asset (liability) of $0.5 million and $(0.6) million, respectively.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three months ended March 31, 2011 and 2010, these companies had pretax losses of $2.4 million and $3.3 million, respectively, and are currently in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier  established an offsetting $22.2 million U.S. deferred tax asset valuation allowance against its existing $22.2 million deferred tax asset as of March 31, 2011.  As of December 31, 2010, these companies had a net deferred tax asset of $21.4 million which was fully offset by a $21.4 million deferred tax asset valuation allowance.  The net operating loss associated with these operations may be carried forward to offset future U.S. taxable income and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes.  During the three months ended March 31, 2011 and 2010, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three months ended March 31, 2011 and 2010, such income taxes totaled less than $0.1 million.

15.  Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its financial instruments on its consolidated balance sheets at fair value with the exception of its Senior Notes and its Trust Preferred Securities.  The Senior Notes are fixed-rate debt and the Trust Preferred Securities became floating-rate debt on March 30, 2011. See Note 5.

As of March 31, 2011 and December 31, 2010, the fair value of the Senior Notes (based on quoted market prices) was $235.7 million and $236.6 million, respectively, which compared to a carrying value of $227.8 million and $227.7 million, respectively.  As of March 31, 2011 and December 31, 2010, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $85.0 million and $90.0 million, respectively, which compared to a carrying value of $100.0 million.

16.  Subsequent Event

On May 3, 2011, the Company announced the pricing of $150.0 million of 8.875% Non-Cumulative Preferred Shares Series A (“Preferred Shares”), with a liquidation preference of $25.00 per share, and expects to receive the proceeds on May 10, 2011.  Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a redemption price of $25.00 per share.

Dividends on the Preferred Shares are  non-cumulative.  Consequently, if the Board does not authorize and declare a dividend for any dividend period, holders of the Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and will not be payable.

The Company intends to list the Preferred Shares on the New York Stock Exchange.  The Company also intends to use the net proceeds from the offering for general corporate purposes and, in particular, to support the underwriting activities of its insurance and reinsurance subsidiaries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2011 and 2010, and our financial condition as of March 31, 2011 and December 31, 2010.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Important events and uncertainties that could cause our actual results, future dividends or future common share repurchases to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of the Company and its subsidiaries effectively; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency fluctuations.

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

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature. During 2009, and to a lesser extent 2010, we and many of our peers experienced strong underwriting and investment returns due to a low level of catastrophe losses and a widespread rebound in the financial markets. As a result, the January 2011 renewal season was characterized by excess capital and soft pricing conditions throughout the insurance and reinsurance market.

This challenging operating environment has  placed an increased emphasis on risk selection and capital management.  Net premiums written within our Property Catastrophe -Treaty line of business during the first quarter of 2011, excluding loss-generated reinstatement premiums, decreased by 21% from the first quarter of 2010 due to a combination of targeted exposure reductions, price erosion and an increase in outward reinsurance purchases.  Net premiums written within our Other Specialty - Treaty line of business also decreased significantly.  Although not all classes of business have been scaled-back, the overall trend during the first quarter of 2011 has been a reduction in premium and exposure.

Looking ahead to the remainder of 2011 and into 2012, we have seen signs of improving market conditions in many classes of business within our portfolio.  Property catastrophe pricing in particular has increased given the accumulation of catastrophe losses over the last five quarters and as a result of rising client demand in the U.S. due to recent catastrophe model re-versioning. Due to the exposure reductions we put into effect during the first quarter, we enter the mid-year renewal cycle in a strong risk-adjusted capital position which provides us with the flexibility to participate fully in what we expect will be a progressively hardening market.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary risk management system), third-party vendor models, underwriting judgment and our own reinsurance purchases.

Our multi-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis.  We seek to refine and improve our risk management process over time. The following discussion should be read in conjunction with Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission, in particular the specific risk factor appearing on page 29 entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We track gross reinsurance treaty contract limits that we believe are exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of March 31, 2011, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party vendor models, CATM and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from our inward portfolio of risks and event-linked derivative securities offset by the net benefit of any reinsurance or derivative protections we purchase and the net benefit of reinstatement premiums. The table below details our estimated average net impact market share for selected natural catastrophe events of various industry loss magnitudes:

Event / Resulting Market Loss	Our Average Market Share

U.S. Earthquake / $50 billion	0.7%

U.S. Hurricane / $50 billion	0.6%

Europe Windstorm / $20 billion	1.3%

The market share estimates above represent an estimate of our average market share across multiple event scenarios corresponding to industry losses of a given size.  However, it is important to note that our average market share may vary considerably within a particular territory depending on the specific characteristics of the event.  This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. Other factors contributing to such variation may include our decision to be overweight or underweight in certain regions within a territory.  For example, our market share for a large European wind event may differ depending on whether the majority of loss comes from the U.K. or from Continental Europe.  Additionally, our net market share may be impacted by the number and order of occurrence of catastrophic events during a year which could exhaust individual policy limits or trigger additional losses from certain policies offering second-event or aggregate protection.  Further, certain reinsurance we purchase may have geographic restrictions or provide coverage for only a single occurrence within the policy period.  Lastly, these estimates represent snapshots as of March 31, 2011.  The composition of our in-force portfolio will fluctuate due to the acceptance of new policies, the expiration of existing policies, and changes in our reinsurance program.

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

Summary Financial Results

We ended the first quarter of 2011 with a fully converted tangible book value per share of $23.03, a decrease of 5.7% for the past three months and an increase of 10.0% for the past twelve months, taking into account dividends declared during such periods.

The decrease in our fully converted tangible book value per share during the first quarter of 2011 was the result of significant catastrophe losses offsetting our investment results.  Our comprehensive loss for the first quarter of 2011 was $103.8 million and our GAAP combined ratio was 178.8%, compared to comprehensive net income of $5.5 million and a GAAP combined ratio of 123.5% for the first quarter of 2010.

Our underwriting results for the first quarter of 2011 included $214.3 million in aggregate net losses associated with the March Japanese earthquake, the February New Zealand earthquake and the January Australia floods and Cyclone Yasi, partially offset by $33.6 million of net favorable reserve development on prior year losses.  Our underwriting results for the first quarter of 2010 included $103.7 million in aggregate net losses associated with the February Chilean earthquake, partially offset by $24.1 million of net favorable reserve development on prior year losses.

Net realized and unrealized investment gains experienced during the first quarter of 2011 were $16.6 million compared to $28.8 million of net investment gains experienced during the first quarter of 2010.

Book Value Per Share

The following table presents our computation of book value per share, fully converted book value per share and fully converted tangible book value per share:

	March 31, 2011	Dec. 31, 2010	March 31, 2010
Book value per share numerators (Millions):

[A] Book value per share numerator (Common Shareholders’ Equity)	$1,472.1	$1,628.8	$1,558.5
Intangible asset (1)	(4.7)	(4.7)	(4.7)
[B] Fully converted tangible book value per share numerator	$1,467.4	$1,624.1	$1,553.8

Book value per share denominators (Thousands of Common Shares):

[C] Book value per share denominator (Common Shares outstanding)	62,347	64,557	71,082

Common share obligations under benefit plans	1,378	1,638	1,890
[D] Fully converted book value per share denominator	63,725	66,195	72,972

Book value per share [A] / [C]	$23.61	$25.23	$21.93
Fully converted book value per share [A] / [D]	23.10	24.61	21.36
Fully converted tangible book value per share [B] / [D]	23.03	24.53	21.29

Change in fully converted tangible book value per share: (2)

From December 31, 2010	(5.7)%
From March 31, 2010	10.0%

(1)    Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)    Computed as the change in fully converted tangible book value per share after taking into account dividends declared of $0.10 and $0.38 per share during the three and twelve month periods ended March 31, 2011, respectively.

We believe that our computations of our fully converted tangible book value per share and our change in fully converted tangible book value per share, taking into account dividends declared, are non-GAAP measures which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Consolidated Results of Operations

Our consolidated financial results for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
($ in millions)	2011	2010

Gross insurance and reinsurance premiums written	$254.1	$274.8
Ceded reinsurance premiums	(27.6)	(12.9)
Net insurance and reinsurance premiums written	226.5	261.9
Change in net unearned insurance and reinsurance premiums	(60.4)	(103.4)
Net insurance and reinsurance premiums earned	166.1	158.5

Net investment income	17.5	18.5
Net realized and unrealized investment gains	16.6	28.8
Net foreign exchange gains (losses)	(2.0)	7.1
Net expense from derivative instruments	(0.6)	(2.9)
Other revenue	—	0.2
Total revenues	197.6	210.2

Underwriting expenses:
Loss and LAE — current year losses	282.0	168.3
Loss and LAE — prior year losses	(33.6)	(24.1)
Insurance and reinsurance acquisition costs	24.7	22.4
General and administrative expenses	24.0	29.1

Non-underwriting expenses:
Interest and other financing expenses	5.9	6.5
Total expenses	303.0	202.2

Income (loss) before income taxes	(105.4)	8.0
Income tax benefit	1.1	1.9

Net income (loss)	(104.3)	9.9
Change in foreign currency translation	0.5	(1.8)
Reclassification of inception-to-date net unrealized gain from Symetra	—	(2.6)

Comprehensive income (loss)	$(103.8)	$5.5

Loss and LAE ratio	149.5%	91.0%
Acquisition cost ratio	14.8%	14.2%
General and administrative expense ratio	14.5%	18.3%

GAAP combined ratio	178.8%	123.5%

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

MONTPELIER BERMUDA

Our underwriting results at Montpelier Bermuda for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
($ in millions)	2011	2010

Gross premiums written	$157.8	$183.4
Ceded reinsurance premiums	(18.0)	(8.6)
Net premiums written	139.8	174.8
Change in net unearned premiums	(39.5)	(63.7)
Net premiums earned	100.3	111.1

Loss and LAE - current year losses	(206.1)	(108.0)
Loss and LAE - prior year losses	15.7	24.5
Acquisition costs	(13.6)	(14.5)
General and administrative expenses	(9.0)	(11.0)
Underwriting income (loss)	$(112.7)	$2.1

Loss and LAE ratio	189.8%	75.2%
Acquisition cost ratio	13.6%	13.1%
General and administrative expense ratio	9.0%	9.9%

GAAP combined ratio	212.4%	98.2%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$106.4	68%	$115.3	63%
Property Specialty - Treaty	14.9	9	12.3	7
Other Specialty - Treaty	26.9	17	44.0	24
Property and Specialty Individual Risk	9.6	6	11.8	6

Gross premiums written	157.8	100%	183.4	100%
Reinsurance premiums ceded	(18.0)		(8.6)
Net premiums written	$139.8		$174.8

Gross premiums written within Montpelier Bermuda during the first quarter of 2011 totaled $157.8 million, a decrease of $25.6 million, or 14%, from the comparable 2010 period. The largest driver of the decrease related to the Other Specialty - Treaty line of business, which reflected the non-renewal of a few large marine and casualty contracts. Additionally, the first quarter of 2010 included the transfer of a large engineering contract into the Other Specialty - Treaty line of business, a one-off transaction that further increased the variance to 2011.

Gross premiums written in Montpelier Bermuda’s Property Catastrophe - Treaty line of business decreased by 8%, or $8.9 million, as a result of Montpelier’s decision to reduce net catastrophe exposures during 2011 in light of a weak pricing environment.

Reinstatement premiums written within Montpelier Bermuda during the three months ended March 31, 2011 totaled $7.6 million, an increase from the $6.6 million written during the first three months of 2010. The reinstatement premiums were generated primarily by earthquake losses incurred during each period.

During the three months ended March 31, 2011 and 2010, Montpelier Bermuda ceded $18.0 million and $8.6 million in reinsurance premiums, respectively. Montpelier Bermuda purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, Montpelier Bermuda purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

During the three months ended March 31, 2011, net premiums written within our Montpelier Bermuda segment decreased by 20% versus the comparable 2010 period, reflecting an increase in outwards reinsurance purchased as well as the decrease in gross premiums written discussed above. Various factors will continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations. Also, the level of reinstatement premiums received in future periods is dependent upon the occurrence of losses.

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during the first three months of 2011 were $100.3 million, versus $111.1 million for the first three months of 2010. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s loss and LAE reserve activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Gross unpaid loss and LAE reserves - beginning	$583.1	$569.4
Reinsurance recoverable on unpaid losses - beginning	(54.0)	(63.1)
Net unpaid loss and LAE reserves - beginning	529.1	506.3

Losses and LAE incurred:
Current year losses	206.1	108.0
Prior year losses	(15.7)	(24.5)
Total losses and LAE incurred	190.4	83.5

Losses and LAE paid and approved for payment	(38.6)	(29.6)

Net unpaid loss and LAE reserves - ending	680.9	560.2
Reinsurance recoverable on unpaid losses - ending	59.3	60.5

Gross unpaid loss and LAE reserves - ending	$740.2	$620.7

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Loss and LAE ratio - current year	205.5%	97.2%
Loss and LAE ratio - prior year	(15.7)%	(22.0)%

Loss and LAE ratio	189.8%	75.2%

Current Year Loss and LAE events

During the first quarter of 2011 and 2010, Montpelier Bermuda experienced $206.1 million and $108.0 million in net current year loss and LAE, respectively. The largest contributors to these net losses were as follows:

During the first three months of 2011, Montpelier Bermuda incurred $173.5 million of net current year loss and LAE from the February New Zealand earthquake and the March Japan earthquake.

During the first three months of 2010, Montpelier Bermuda incurred $73.7 million of net current year loss and LAE from the February Chilean earthquake.

Prior Year Loss and LAE development

During the first quarter of 2011, Montpelier Re experienced $15.7 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  Non-catastrophe property IBNR recorded during 2010 ($3.5 million reserve decrease),

•                  Casualty reserves, primarily related to years 2007 and prior ($2.5 million reserve decrease),

•                  Net foreign exchange transaction losses ($2.0 million reserve increase),

•                  2004 hurricanes ($1.1 million reserve decrease),

•                  2005 hurricanes ($1.0 million reserve decrease), and

•                  A non-catastrophe property loss that occurred during 2008 ($1.0 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the first quarter of 2010, Montpelier Re experienced $24.5 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  Non-casualty reserves related to several loss events ($4.9 million reserve decrease),

•                  Casualty reserves, primarily related to years 2007 and prior ($4.2 million reserve decrease),

•                  2007 European Windstorm Kyrill and U.K. floods ($1.5 million reserve decrease),

•                  2009 crop damage ($1.5 million reserve decrease),

•                  Net foreign exchange transaction gains ($1.3 million reserve decrease),

•                  2008 European Windstorm Emma ($1.2 million reserve decrease), and

•                  2009 European Windstorm Klaus ($1.1 million reserve decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in millions)	2011	2010

Acquisition costs	$13.6	$14.5
Acquisition cost ratio	13.6%	13.1%

General and administrative expenses	$9.0	$11.0
General and administrative expense ratio	9.0%	9.9%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable. Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Profit commissions, which are accrued based on the estimated results of the subject contract, totaled $1.7 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Relatively few of our assumed reinsurance contracts contain profit commission clauses and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

Montpelier Bermuda’s acquisition cost ratio for the three months ended March 31, 2011, inclusive and exclusive of profit commission expense, was largely consistent with that of the first quarter of 2010.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Operating expenses	$8.4	$9.3
Incentive compensation expenses	0.6	1.7
General and administrative expenses	$9.0	$11.0

The decrease in Montpelier Bermuda’s operating expenses during the first quarter of 2011, as compared to the comparable 2010 period, is due to a $0.4 million reduction in the expense recognized to provide for uncollectible accounts, as well as several smaller adjustments.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period. The decrease in Montpelier Bermuda’s incentive compensation expenses incurred during the three months ended March 31, 2011, as compared to the comparable 2010 period, is due primarily to the impact of the New Zealand and Japan earthquake losses that occurred during the first quarter of 2011.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
($ in millions)	2011	2010

Gross premiums written	$83.8	$83.0
Ceded reinsurance premiums	(8.2)	(4.2)
Net premiums written	75.6	78.8
Change in net unearned premiums	(21.7)	(38.2)
Net premiums earned	53.9	40.6

Loss and LAE — current year losses	(65.3)	(55.7)
Loss and LAE — prior year losses	18.4	(0.5)
Acquisition costs	(8.4)	(6.4)
General and administrative expenses	(7.2)	(8.9)
Underwriting loss	$(8.6)	$(30.9)

Loss and LAE ratio	87.0%	138.4%
Acquisition cost ratio	15.6%	15.8%
General and administrative expense ratio	13.4%	21.9%

GAAP combined ratio	116.0%	176.1%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s premium writings, by line of business, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$25.5	30%	$30.3	36%
Property Specialty - Treaty	3.9	5	7.2	9
Other Specialty - Treaty	20.2	24	22.2	27
Property and Specialty Individual Risk	34.2	41	23.3	28

Gross premiums written	83.8	100%	83.0	100%
Reinsurance premiums ceded	(8.2)		(4.2)
Net premiums written	$75.6		$78.8

Gross premiums written within Montpelier Syndicate 5151 during the first quarter of 2011 were, in total, slightly higher than the comparable 2010 period.  There were, however, offsetting differences among the segment’s lines of business. The continued growth of marine business written at Syndicate 5151 was the primary driver of the $10.9 million, or 47%, increase in the Property and Specialty Individual Risk line of business.  The decreases in the other lines of business during the first quarter of 2011, as compared to the first quarter of 2010, reflect Montpelier’s decision to reduce net catastrophe exposures during 2011, as well as the decision not to renew certain contracts due to a less favorable pricing environment.

Reinstatement premiums written within Montpelier Syndicate 5151 during the first quarter of 2011 and 2010 were $9.0 million and $5.1 million, respectively. The reinstatement premiums were generated primarily by earthquake losses incurred during each period.

During the three months ended March 31, 2011 and 2010, Montpelier Syndicate 5151 ceded $8.2 million and $4.2 million in reinsurance premiums, respectively. Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

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

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 during the three months ended March 31, 2011 and 2010 were $53.9 million and $40.6 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s loss and LAE reserve activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Gross unpaid loss and LAE reserves - beginning	$166.4	$96.0
Reinsurance recoverable on unpaid losses - beginning	(2.6)	(0.5)
Net unpaid loss and LAE reserves - beginning	163.8	95.5

Losses and LAE incurred:
Current year losses	65.3	55.7
Prior year losses	(18.4)	0.5
Total losses and LAE incurred	46.9	56.2

Net impact of foreign currency movements	6.1	(5.9)

Losses and LAE paid and approved for payment	(12.4)	(7.4)

Net unpaid loss and LAE reserves - ending	204.4	138.4
Reinsurance recoverable on unpaid losses - ending	3.3	0.6

Gross unpaid loss and LAE reserves - ending	$207.7	$139.0

The following table presents Montpelier Syndicate 5151’s net loss and LAE ratios for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Loss and LAE ratio - current year	121.1%	137.2%
Loss and LAE ratio - prior year	(34.1)%	1.2%

Loss and LAE ratio	87.0%	138.4%

Current Year Loss and LAE

During the first quarter of 2011 and 2010, Montpelier Syndicate 5151 experienced $65.3 million and $55.7 million in net current year loss and LAE, respectively. The largest contributors to these net losses were as follows:

During the first three months of 2011, Montpelier Syndicate 5151 incurred $34.7 million of net current year loss and LAE from the February New Zealand earthquake and the March Japan earthquake.

During the first three months of 2010, Montpelier Syndicate 5151 incurred $30.0 million of net current year loss and LAE from the February Chilean earthquake.

Prior Year Loss and LAE development

During the first quarter of 2011, Montpelier Syndicate 5151 experienced $18.4 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  Non-catastrophe property IBNR recorded during 2010 and 2009 ($5.8 million and $2.2 million in reserve decreases, respectively),

•                  2010 Australian floods ($3.7 million reserve decrease),

•                  Net foreign exchange transaction gains ($3.6 million reserve decrease), and

•                  Partial subrogation of a 2010 marine loss ($1.2 million reserve decrease).

In addition to the aforementioned $3.6 million of net foreign exchange transaction gains, Montpelier Syndicate 5151 also recognized $6.1 million in net foreign exchange translation losses related to its loss and LAE reserves during the first quarter of 2011.  Montpelier Syndicate 5151’s foreign currency transaction gains (losses) are incorporated in its underwriting results as a decrease (increase) in losses incurred.  Foreign currency translation gains and losses, which are a component of comprehensive income (loss), do not impact Montpelier Syndicate 5151’s underwriting results.

During the first quarter of 2010, Montpelier Syndicate 5151 experienced $3.6 million of favorable development relating to prior year losses when measured in the original currencies of the contracts written. This favorable development related to lower-than-expected claims emergence across several classes of business and was offset by $4.1 million of foreign exchange transaction losses, resulting in $0.5 million of net unfavorable prior year development.

In addition to the aforementioned $4.1 million of net foreign exchange transaction losses recognized by Syndicate 5151 during the first quarter of 2010, Montpelier Syndicate 5151 also recognized $5.9 million in net foreign exchange translation gains related to its loss and LAE reserves during this period

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in millions)	2011	2010

Acquisition costs	$8.4	$6.4
Acquisition cost ratio	15.6%	15.8%

General and administrative expenses	$7.2	$8.9
General and administrative expense ratio	13.4%	21.9%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate. Profit commissions for Montpelier Syndicate 5151 totaled $0.6 million and zero during the three months ended March 31, 2011 and 2010, respectively.

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

Absent profit commissions, Montpelier Syndicate 5151’s acquisition cost ratio decreased slightly in the first quarter of 2011 as compared to the comparable 2010 period. The primary reason for this change is an increase in ceding commission revenue on outwards reinsurance purchased.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Operating expenses	$6.7	$7.2
Incentive compensation expenses	0.5	1.7
General and administrative expenses	$7.2	$8.9

Montpelier Syndicate 5151’s operating expenses consist mainly of: (i) salaries, employee benefits and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland; (ii) intercompany allocations of information technology and risk modeling expenses; and (iii) fees from Lloyd’s.

The decrease in Montpelier Syndicate 5151’s operating expenses experiences during the first quarter of 2011, as compared to the first quarter of 2010, related primarily to a change in the method of allocating centrally managed information technology and risk modeling costs.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period. The decrease in Montpelier Syndicate 5151’s incentive compensation expenses incurred during the three months ended March 31, 2011, versus the comparable 2010 period, is due primarily to the impact of the New Zealand and Japan earthquake losses that occurred during the first quarter of 2011.

MUSIC

Underwriting results for MUSIC for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
($ in millions)	2011	2010

Gross premiums written	$12.9	$8.6
Ceded reinsurance premiums	(1.8)	(0.3)
Net premiums written	11.1	8.3
Change in net unearned premiums	0.8	(1.5)
Net premiums earned	11.9	6.8

Loss and LAE - current year losses	(10.6)	(4.6)
Loss and LAE - prior year losses	(0.5)	0.1
Acquisition costs	(2.7)	(1.5)
General and administrative expenses	(2.5)	(2.4)
Underwriting loss	$(4.4)	$(1.6)

Loss and LAE ratio	93.3%	66.2%
Acquisition cost ratio	22.7%	22.1%
General and administrative expense ratio	21.0%	35.3%

GAAP combined ratio	137.0%	123.6%

Premiums written and earned

MUSIC’s gross premiums written, all of which relate to the Property and Specialty Individual Risk line of business, have been continually increasing since MUSIC’s inception in 2007.  Ceded reinsurance premiums recorded during the first quarters of 2011 and 2010 include amounts ceded to Montpelier Syndicate 5151 as part of an inter-segment excess-of-loss reinsurance agreement. See “Corporate and Other” under this Item 2.

Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s loss and LAE reserve activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Gross unpaid loss and LAE reserves - beginning	$35.1	$15.4
Reinsurance recoverable on unpaid losses - beginning	(5.8)	(6.0)
Net unpaid loss and LAE reserves - beginning	29.3	9.4

Losses and LAE incurred:
Current year losses	10.6	4.6
Prior year losses	0.5	(0.1)
Total losses and LAE incurred	11.1	4.5

Losses and LAE paid and approved for payment	(3.5)	(0.9)

Net unpaid loss and LAE reserves - ending	36.9	13.0
Reinsurance recoverable on unpaid losses - ending	6.1	6.7

Gross unpaid loss and LAE reserves - ending	$43.0	$19.7

The following table presents MUSIC’s net loss and LAE ratios for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Loss and LAE ratio - current year	89.1%	67.7%
Loss and LAE ratio - prior year	4.2%	(1.5)%

Loss and LAE ratio	93.3%	66.2%

MUSIC’s current year loss ratio increased significantly in the first quarter of 2011 versus the comparable 2010 period. This increase was largely driven by four large property claims representing a total of $1.7 million in reported losses recorded during the first three months of 2011. MUSIC’s (favorable) and unfavorable prior year loss reserve development was not significant during the periods presented, totalling $0.5 million and $(0.1) million during the first quarters of 2011 and  2010, respectively.

MUSIC’s gross ending unpaid loss and LAE reserves and reinsurance recoverables on unpaid losses include $5.8 million of remaining Acquired Reserves at March 31, 2011 and December 31, 2010. MUSIC holds a GAINSCO-maintained  trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best, which collectively support the Acquired Reserves. In addition, we have a full indemnity from GAINSCO covering any adverse development from its past business.  If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

The following table summarizes MUSIC’s underwriting expenses during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in millions)	2011	2010

Acquisition costs	$2.7	$1.5
Acquisition cost ratio	22.7%	22.1%

General and administrative expenses	$2.5	$2.4
General and administrative expense ratio	21.0%	35.3%

MUSIC incurred acquisition costs of $2.7 million and $1.5 million during the first quarters of 2011 and 2010, respectively. The increases in MUSIC’s acquisition costs during these periods were largely consistent with the increases in MUSIC’s net earned premiums as evidenced by its consistent acquisition cost ratios.

MUSIC’s general and administrative expenses of $2.5 million and $2.4 million for the first quarters of 2011 and 2010, respectively, represent both operating and incentive compensation expenses. Its operating expenses consist of: (i) salaries, employee benefits and premises expenses; and (ii) intercompany allocations of information technology and other centrally-managed expenses.  MUSIC’s incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  An increase in MUSIC’s salary-related costs during the first quarter of 2011 was partially offset by a decrease in incentive compensation expenses.

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

Our Corporate and Other results for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
(Millions)	2011	2010

Gross premiums written	$(0.4)	$(0.2)
Reinsurance premiums ceded	0.4	0.2
Net premiums written	—	—
General and administrative expenses	(5.3)	(6.8)
Underwriting loss	$(5.3)	$(6.8)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of inter-segment excess-of-loss reinsurance arrangements between Montpelier Syndicate 5151 and MUSIC. The premiums associated with these inter-segment arrangements during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Syndicate 5151	$0.4	$—	$0.4	$0.2	$—	$0.2
MUSIC	—	(0.4)	(0.4)	—	(0.2)	(0.2)
Total inter-segment premiums	$0.4	$(0.4)	$—	$0.2	$(0.2)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Operating expenses	$4.6	$4.5
Incentive compensation expenses	0.7	2.3
General and administrative expenses	$5.3	$6.8

Corporate and Other’s operating expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company. These expenses were largely unchanged during the first quarter of 2011 versus the comparable 2010 period.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  The decrease in Corporate and Other’s incentive compensation expenses incurred during the three months ended March 31, 2011, versus the comparable 2010 period, is due primarily to the impact of the New Zealand and Japan earthquakes that occurred during the first quarter of 2011.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in millions)	2011	2010

Investment income	$18.7	$20.8
Investment expenses	(1.2)	(2.3)
Net investment income	17.5	18.5
Net realized investment gains	7.1	12.9
Net unrealized investment gains	9.5	15.9
Net foreign exchange transaction gains (losses) on cash and investments	(1.3)	9.5
Net foreign exchange translation gains (losses) on cash and investments	7.2	(8.4)
Reclassification of inception-to-date net unrealized gains - Symetra	—	(2.6)
Total return on cash and investments ($)	$40.0	$45.8

Weighted average investment portfolio, including cash and cash equivalents	$2,733	$2,613
Total return on cash and investments (%)	1.5%	1.8%

Our total return on cash and investments for the first quarter of 2011 was lower than that of the first quarter of 2010 due principally to lower net realized and unrealized gains more than offsetting an increase in net foreign exchange gains.

Investment income during the first quarter of 2011 was lower than that of the comparable 2010 period despite a higher weighted average investment portfolio value, due to declines in short-term interest rates. Investment expenses for the first quarter of 2011 were lower than those incurred in the first quarter of 2010 due mainly to changes in the allocation of invested balances among our investment managers.

During the first quarter of 2011, we experienced $16.6 million of net realized and unrealized investment gains consisting of $3.3 million in net realized and unrealized gains from our fixed maturity portfolio, $12.6 million in net realized and unrealized gains from our equity portfolio and $0.7 million in net realized and unrealized gains from our other investments. During the first quarter of 2010, we experienced $28.8 million of net realized and unrealized investment gains consisting of $17.6 million in net realized and unrealized gains from our fixed maturity portfolio, $7.7 million in net realized and unrealized gains from our equity portfolio and $3.5 million in net realized and unrealized gains from our other investments.

The fixed maturity gains and the majority of the other investment gains we experienced during the periods presented were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries.

The equity portfolio gains we experienced during the 2011 and 2010 periods followed a consistent trend to that of the U.S. equity market as a whole, as measured by the S&P 500 Index.

We experienced net foreign exchange gains on cash and investments of $5.9 million and $1.1 million during the first quarter of 2011 and 2010, respectively. The foreign exchange gains during the periods were due to the weakening of the U.S. dollar against the various foreign currencies in which certain of our cash balances and investments are denominated, mainly the British pound, the European Union euro and the Canadian dollar.

During the first quarter of 2010 we reclassified the cumulative net appreciation associated with our investment in Symetra, which totaled $2.6 million at December 31, 2009, from other comprehensive income to net unrealized investment gains on the Company’s consolidated statements of operations and moved that investment from our other investment portfolio to our equity portfolio.

As of March 31, 2011, $86.2 million, or 3.5%, of our total invested assets measured at fair value were considered to be Level 3 assets as defined in GAAP and, as of December 31, 2010, $85.2 million, or 3.4%, of our total invested assets measured at fair value were considered to be Level 3 assets. Our investments classified as Level 3 as of March 31, 2011 and December 31, 2010, primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships.

As of March 31, 2010, $104.8 million, or 4.6%, of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at March 31, 2010, primarily consisted of the following: (i) with respect to fixed maturity investments, certain corporate bonds, bank loans and asset-backed securities, many of which are not actively traded; (ii) with respect to equity securities, preferred instruments; and (iii) with respect to other investments, certain limited partnership interests.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Net foreign exchange transaction gains (losses) on cash and investments	$(1.3)	$9.5
Net foreign exchange transaction losses on insurance balances	(0.7)	(2.4)

Net foreign exchange gains (losses)	$(2.0)	$7.1

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction gains (losses) on cash and investments.

Our net foreign exchange transaction gains (losses) on insurance and reinsurance balances represent realized gains and losses, primarily resulting from cash and premiums receivable by Montpelier Bermuda in currencies other than the U.S. dollar and from cash and premiums receivable by Montpelier Syndicate 5151 in currencies other than the British pound.  These transaction gains and losses do not include fluctuations associated with our loss and LAE, which we record as favorable or (unfavorable) loss reserve development.

From time to time we have entered into foreign currency exchange agreements in order to mitigate the financial effects of these foreign exchange rate fluctuations. See Note 6.

Net Expense From Derivative Instruments

Our net expense from derivative instruments during the three months ended March 31, 2011 and 2010, was $0.6 million and $2.9 million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is comprised of: (i) services provided to third parties consisting of commissions earned by PUAL and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; and (ii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms. The following table summarizes our other revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Services provided to third parties	$0.2	$0.2
Interest on funds advanced	(0.2)	—

Other revenue	$—	$0.2

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Millions)	2011	2010

Interest expense - Senior Notes	$3.5	$3.5
Interest expense - Trust Preferred Securities	2.1	2.1
Letter of credit and trust fees	0.3	0.9

Interest and other financing expenses	$5.9	$6.5

The reduction in letter of credit and trust fees we experienced during the first quarter of 2011 was the result of the Lloyd’s Deposit Trust Deed and Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) replacing two non-renewed letter of credit facilities that were terminated during 2010.  See Note 5.

Income Taxes

During the three months ended March 31, 2011 and 2010, we recorded an income tax benefit of $1.1 million and $1.9 million, respectively, associated primarily with our U.K. operations.

We are domiciled in Bermuda and have subsidiaries that are domiciled in several other countries, including the U.S., the U.K. and Switzerland.  At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until 2035.

During the three months ended March 31, 2011 and 2010, our U.K. and Swiss subsidiaries had pretax losses of $5.1 million and $6.8 million, respectively.  As of March 31, 2011 and December 31, 2010, we had recorded a net deferred tax asset (liability) of $0.5 million and $(0.6) million, respectively, from these operations.

During the three months ended March 31, 2011 and 2010, our U.S. subsidiaries had pretax losses of $2.4 million and $3.3 million, respectively. Since our U.S. subsidiaries have not generated any U.S. Federal taxable income to-date, we have not yet recorded a net deferred tax asset from these operations. See Note 14.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to common shareholders and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $0.10 per Common Share per quarter. Any future determination to pay dividends or distributions to our shareholders will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of March 31, 2011, our fixed maturities had an average credit quality of “AA” (Very Strong) by Standard & Poor’s and an average duration of 3.1 years. If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of March 31, 2011, our sources of immediate and unencumbered liquidity consisted of: (i) $201.5 million of cash and cash equivalents; (ii) $86.2 million in highly liquid fixed maturity investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $429.5 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.  We also believe that we have additional liquidity within our portfolio of equity securities.

We anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of March 31, 2011 and December 31, 2010:

	March 31,	Dec. 31,
(Millions)	2011	2010

Senior Notes, at face value	$228.0	$228.0
Trust Preferred Securities	100.0	100.0
Total Debt	$328.0	$328.0

Common Shareholders’ Equity	1,472.1	1,628.8

Total Capital	$1,800.1	$1,956.8

Our total capital decreased by $156.7 million during the three months ended March 31, 2011 as a result of our recording a comprehensive loss of $103.8 million, recognizing $0.7 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $6.2 million in dividends to our shareholders and repurchasing $47.4 million of Common Shares.

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

Our Trust Preferred Securities mature on March 30, 2036, but are redeemable at our option at par.  We have no current plans to redeem the Trust Preferred Securities. The Trust Preferred Securities bore interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points (4.107% for the period from March 30, 2011 to June 30, 2011), which is reset quarterly.

On May 3, 2011, the Company announced the pricing of its $150.0 million of Preferred Shares and expects to receive the proceeds on May 10, 2011. The Company intends to use the net proceeds from this offering for general corporate purposes and, in particular, to support the underwriting activities of its insurance and reinsurance subsidiaries. See Note 16.

Neither the Senior Notes, the Trust Preferred Securities nor the Preferred Shares contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

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

Letter of Credit Facilities and Trusts

In the normal course of our business, we maintain letter of credit facilities and trust arrangements as a means of providing collateral and/or statutory credit to certain of our constituents. These letter of credit facilities were secured by collateral accounts containing cash and investments.

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of March 31, 2011 and December 31, 2010, our debt to capital ratio (which, as defined in such agreements, is currently the ratio of the amount of the Senior Notes outstanding divided by the sum of the amount of the Senior Notes outstanding and the Company’s common shareholders’ equity) was 13.4% and 12.3%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A-”.

In June 2011, our $500.0 million Syndicated 5-Year Facility (I) will expire under its terms.  As a result, after that date: (i) we will no longer be able to issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit under the facility will have to be renewed into an alternate letter of credit facility or the Reinsurance Trust upon expiry. We are currently considering whether to partially replace this expiring facility with a new letter of credit facility with a lesser capacity.

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

Montpelier Re has established the Reinsurance Trust for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established in September 2010 as an alternative means of providing statutory credit to Montpelier Re’s cedants.  As of March 31, 2011, Montpelier Re was granted authorized or trusteed reinsurer status in 31 states and the District of Columbia and is currently seeking approval in all remaining states.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-US reinsurers.  During the first quarter of 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and has recently applied for a similar authorization in New York. Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statues as and when they may be adopted in other states.

See Note 5 for detailed information concerning each of our letter of credit facilities and trusts.

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

Excluding the off-balance sheet derivative transactions outlined above, as of March 31, 2011, we are not party to any off-balance sheet transaction that we believe is material to our investors.

Cash Flows

For the three months ended March 31, 2011

Our cash flows provided from operations totaled $66.3 million which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

Our cash flows provided from investing activities totaled $73.9 million, resulting from the following:

•                  we received $45.2 million from net sales of fixed maturity investments,

•                  we received $14.0 million from net sales of equity securities and other investments,

•                 we paid $1.4 million to settle investment-related derivative instruments,

•                  we had a $17.3 million decrease in our restricted cash,

•                  we paid $1.0 million in investment performance fees, and

•                  we paid $0.2 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $53.9 million, resulting from the following:

•                  we paid $47.4 million to repurchase Common Shares, and

•                  we paid $6.5 million in dividends to our common shareholders.

We also experienced a $4.5 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the three months ended March 31, 2010

Our cash flows provided from operations totaled $53.8 million which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

Our cash flows provided from investing activities totaled $170.3 million, resulting from the following:

•                  we received $128.7 million from net sales of fixed maturity investments,

•                  we received $54.3 million from net sales of equity securities and other investments,

•                  we paid $1.0 million to settle investment-related derivative instruments,

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

We also experienced a $4.4 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities as of March 31, 2011:

(Millions) Rating / Type	Fair Value at March 31, 2011

U.S. Government and agencies (AAA)	$520.9
AAA	872.2
AA	160.6
A	386.6
BBB	156.9
Below BBB	167.3
Not rated (primarily participation in bank loans)	6.3

Total fixed maturities	$2,270.8

Summary of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates (including disclosures of our contingent assets and liabilities) and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) loss and LAE reserves; (ii) written and earned premiums; (iii) ceded reinsurance; and (iv) share-based compensation.  Our accounting policies for these items are of critical importance to our consolidated financial statements.

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology used in our reserving process during the three months ended March 31, 2011.  As of March 31, 2011, our best estimate for gross unpaid loss and LAE reserves was $990.9 million and our best estimate for net unpaid loss and LAE reserves was $922.2 million. As of March 31, 2011 and December 31, 2010, IBNR represented 71% and 63%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  As of March 31, 2011, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income and shareholders’ equity by approximately $138.3 million. The net income (or loss) and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Written and Earned Insurance and Reinsurance Premiums

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Ceded Reinsurance

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Share-Based Compensation

With respect to share-based compensation, on the basis of the Company’s results achieved during the first three months of 2011, the Company does not currently anticipate issuing any Variable RSUs for the 2011-2014 award cycle. The actual number of Variable RSUs to be awarded for the 2011 to 2014 cycle, if any, will not be finalized until approved by the Compensation Committee in March 2012. See Note 13.

If our results for the balance of 2011 were to develop favorably, resulting in a “Target” payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2011 would be $1.4 million deficient and our future RSU expenses would increase from $9.7 million to $19.2 million.  Additionally, our RSUs outstanding would increase by 591,824 shares.

If our results for the balance of 2011 were to develop favorably, resulting in a “Maximum” payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2011 would be $2.9 million deficient and our future RSU expenses would increase from $9.7 million to $28.8 million.  Additionally, our RSUs outstanding would increase by 1,183,648 shares.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2010 Annual Report on Form 10-K and in particular Item 7A- “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2011, there were no material changes in our market risks as described in our 2010 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended March 31, 2011, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2011	1,609,852	$20.06	1,609,852
February 1 - February 28, 2011	743,400	20.38	743,400
March 1 - March 31, 2011	—	—	—

Total	2,353,252	$20.16	2,353,252	$180,280,745

(1)          On June 28, 2010, the Board authorized the repurchase of up to $100.0 million of Common Shares.  On November 16, 2010, the Board increased the Company’s remaining share repurchase authorization by $250.0 million to a total of $260.4 million.  Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Item 6.           Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

10.1	Form of Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan. (*)

10.2	Form of Annual Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan. (*)

10.3	The Company’s 2011 Annual Bonus Plan. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as block of text. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

By:	/s/ MICHAEL S. PAQUETTE

	Name:	Michael S. Paquette
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 5, 2011