Form 10-Q
period 2011-06-30
MONTPELIER RE HOLDINGS LTD
filed 2011-08-05
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 4, 2011, the registrant had 61,581,768 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except share amounts)	2011	2010
Assets
Fixed maturity investments, at fair value (amortized cost: $2,297.1 and $2,270.0)	$2,335.6	$2,289.3
Equity securities, at fair value (cost: $74.0 and $116.9)	109.6	152.9
Other investments (cost: $71.0 and $84.2)	74.7	90.1
Total investments	2,519.9	2,532.3
Cash and cash equivalents	423.5	232.3
Restricted cash	7.0	27.1
Reinsurance recoverable on unpaid losses	73.8	62.4
Reinsurance recoverable on paid losses	3.0	12.9
Insurance and reinsurance premiums receivable	325.0	201.6
Unearned ceded reinsurance premiums	37.9	22.9
Deferred insurance and reinsurance acquisition costs	56.2	45.0
Accrued investment income	14.2	16.2
Unsettled sales of investments	15.1	32.5
Other assets	28.3	34.2
Total Assets	$3,503.9	$3,219.4
Liabilities
Loss and loss adjustment expense reserves	$1,031.1	$784.6
Debt	327.8	327.7
Unearned insurance and reinsurance premiums	384.5	264.0
Insurance and reinsurance balances payable	53.6	33.8
Unsettled purchases of investments	59.2	108.9
Accounts payable, accrued expenses and other liabilities	27.5	71.6
Total Liabilities	1,883.7	1,590.6

Commitments and contingent liabilities (See Note 11)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 and zero shares	150.0	—
Common Shares at par value - issued 63,445,630 and 66,610,232 shares	0.1	0.1
Additional paid-in capital	1,191.1	1,258.7
Treasury shares at cost: 1,863,862 and 2,053,028 shares	(29.6)	(32.7)
Retained earnings	313.4	408.9
Accumulated other comprehensive loss	(4.8)	(6.2)
Total Shareholders’ Equity	1,620.2	1,628.8
Total Liabilities and Shareholders’ Equity	$3,503.9	$3,219.4

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions of U.S. dollars, except per share amounts)	2011	2010	2011	2010
Revenues
Gross insurance and reinsurance premiums written	$217.2	$199.5	$471.3	$474.3
Ceded reinsurance premiums	(22.9)	(3.5)	(50.5)	(16.4)

Net insurance and reinsurance premiums written	194.3	196.0	420.8	457.9
Change in net unearned insurance and reinsurance premiums	(41.9)	(47.7)	(102.3)	(151.1)

Net insurance and reinsurance premiums earned	152.4	148.3	318.5	306.8
Net investment income	17.1	20.3	34.6	38.8
Net realized and unrealized investment gains	9.4	8.6	26.0	37.4
Net foreign exchange gains (losses)	2.3	(5.9)	0.3	1.2
Net income (expense) from derivative instruments	3.9	(5.2)	3.3	(8.1)
Other revenue	0.1	—	0.1	0.2

Total revenues	185.2	166.1	382.8	376.3
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	104.4	43.6	352.8	187.8
Insurance and reinsurance acquisition costs	26.3	23.4	51.0	45.8
General and administrative expenses	25.5	21.8	49.5	50.9
Non-underwriting expenses:
Interest and other financing expenses	4.9	6.1	10.8	12.6

Total expenses	161.1	94.9	464.1	297.1

Income (loss) before income taxes	24.1	71.2	(81.3)	79.2
Income tax benefit (provision)	(0.5)	(1.3)	0.6	0.6

Net income (loss)	23.6	69.9	(80.7)	79.8

Dividends declared on Preferred Shares	(2.4)	—	(2.4)	—

Net income (loss) available to common shareholders	$21.2	$69.9	$(83.1)	$79.8

Net income (loss)	$23.6	$69.9	$(80.7)	$79.8
Change in foreign currency translation	0.9	0.7	1.4	(1.1)
Reclassification of inception-to-date net unrealized gain from Symetra	—	—	—	(2.6)

Comprehensive income (loss)	$24.5	$70.6	$(79.3)	$76.1

Per share data:
Net income (loss) available to common shareholders	$0.33	$0.96	$(1.34)	$1.08
Dividends declared on Common Shares	0.10	0.09	0.20	0.18

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011 and 2010

Unaudited

							Accum.
	Total		Common	Additional	Treasury		other
	shareholders’	Preferred	Shares at	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss

Opening balances at January 1, 2011	$1,628.8	$—	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)

Net loss	(80.7)	—	—	—	—	(80.7)	—
Other comprehensive income	1.4	—	—	—	—	—	1.4
Repurchases of Common Shares	(62.5)	—	—	(62.5)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(3.1)	3.1	—	—
Issuance of Preferred Shares	150.0	150.0	—	—	—	—	—
Preferred Share issuance costs	(4.6)	—	—	(4.6)	—	—	—
Expense recognized for RSUs	3.4	—	—	3.4	—	—	—
RSUs withheld for income taxes	(0.8)	—	—	(0.8)	—	—	—
Dividends declared on Preferred Shares	(2.4)	—	—	—	—	(2.4)	—
Dividends declared on Common Shares	(12.4)	—	—	—	—	(12.4)	—

Ending balances at June 30, 2011	$1,620.2	$150.0	$0.1	$1,191.1	$(29.6)	$313.4	$(4.8)

							Accum.
	Total		Common	Additional	Treasury		other
	shareholders’	Preferred	Shares at	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss

Opening balances at January 1, 2010	$1,728.5	$—	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)

Net income	79.8	—	—	—	—	79.8	—
Other comprehensive loss	(3.7)	—	—	—	—	—	(3.7)
Repurchases of Common Shares	(175.3)	—	—	(163.1)	(12.2)	—	—
Issuances of Common Shares from treasury	—	—	—	(5.8)	5.8	—	—
Expense recognized for RSUs	6.0	—	—	6.0	—	—	—
RSUs withheld for income taxes	(1.1)	—	—	(1.1)	—	—	—
Dividends declared on Common Shares	(12.8)	—	—	—	—	(12.8)	—

Ending balances at June 30, 2010	$1,621.4	$—	$0.1	$1,377.2	$(38.7)	$289.4	$(6.6)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(In millions of U.S. dollars)	2011	2010

Cash flows from operations:
Net income (loss)	$(80.7)	$79.8
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment gains	(26.0)	(37.4)
Net realized and unrealized losses on investment-related derivative instruments	0.5	7.6
Net amortization and depreciation of assets and liabilities	10.0	7.7
Expense recognized for RSUs	3.4	6.0
Net change in:
Loss and loss adjustment expense reserves	242.6	102.1
Reinsurance recoverable on paid and unpaid losses	2.3	35.7
Unearned insurance and reinsurance premiums	117.1	151.2
Insurance and reinsurance balances payable	19.2	(7.6)
Unearned reinsurance premiums ceded	(14.9)	(0.2)
Deferred insurance and reinsurance acquisition costs	(10.4)	(16.0)
Insurance and reinsurance premiums receivable	(121.0)	(137.2)
Other assets	0.4	(10.4)
Accounts payable, accrued expenses and other liabilities	(22.6)	(22.1)
Other	(1.2)	(8.4)
Net cash provided from operations	118.7	150.8

Cash flows from investing activities:
Purchases of fixed maturity investments	(1,472.3)	(1,032.2)
Purchases of equity securities	(119.9)	(183.3)
Purchases of other investments	(10.9)	(64.1)
Sales, maturities, calls and pay downs of fixed maturity investments	1,430.6	1,067.9
Sales of equity securities	130.2	221.6
Sales and redemptions of other investments	19.8	52.0
Settlements of investment-related derivative instruments	0.8	(6.6)
Net change in restricted cash	20.2	15.2
Payment of accrued investment performance fees	(1.0)	(9.8)
Acquisitions of capitalized assets	(0.3)	(0.1)
Net cash (used for) provided from investing activities	(2.8)	60.6

Cash flows from financing activities:
Repurchases of debt	—	(1.0)
Repurchases of Common Shares	(62.5)	(171.5)
Net proceeds from issuance of Preferred Shares	145.4	—
Dividends paid on Common Shares	(12.7)	(13.6)
Net cash provided from (used for) financing activities	70.2	(186.1)

Effect of exchange rate fluctuations on cash and cash equivalents	5.1	(1.9)

Net increase in cash and cash equivalents during the period	191.2	23.4
Cash and cash equivalents - beginning of year	232.3	202.1
Cash and cash equivalents - end of period	$423.5	$225.5

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

Detailed financial information about each of the Company’s reportable segments for the three and six month periods ended June 30, 2011 and 2010 is presented in Note 9. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 9.

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

MUAL, the Company’s wholly-owned Lloyd’s Managing Agent based in London, provides management and governance services to Syndicate 5151.

MUSL, the Company’s wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151 and MUAL.

MUI,  MEAG and PUAL serve as the Company’s wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151. MUI, a U.S. subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, a Swiss subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and  Montpelier Re.  PUAL, a U.K. subsidiary based in London, was formed in 2009 and underwrites business on behalf of both Syndicate 5151 and third parties.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of June 30, 2011 and December 31, 2010, Montpelier’s provision for doubtful accounts was $3.0 million.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE, and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. Montpelier recorded increases (reductions) in its premium deficiency of $1.1 million and $(0.1) million during the three month periods ended June 30, 2011 and  2010, respectively, and $0.9 million and $(0.2) million during the six month periods ended June 30, 2011 and 2010, respectively.  Montpelier’s premium deficiency movements during the periods presented related to the operations of Syndicate 5151.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Opening Rate January 1, 2010	Closing Rate June 30, 2010	Opening Rate January 1, 2011	Closing Rate June 30, 2011
British Pound (GBP)	1.5948	1.5095	1.5441	1.5961
Swiss Franc (CHF)	0.9647	0.9242	1.0429	1.1888

Other transactions involving certain monetary assets and liabilities denominated in foreign currencies have been converted into the appropriate functional currencies at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using either specific or average exchange rates for the period, as appropriate.  Net foreign exchange transaction gains and losses arising from these activities are reported as a component of net income in the period in which they arise.

Investments and Cash

Montpelier’s fixed maturity investments and equity securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within net realized and unrealized investment gains or losses in the Company’s statement of operations.

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

Investments are recorded on a trade date basis. The fair value of the investment portfolio is determined based on bid prices (as opposed to ask prices), which are not adjusted for transaction costs. Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized. Realized investment gains and losses typically result from the actual sale of securities. Unrealized investment gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the reporting date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as being realized.

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees.  Montpelier incurred (reversed) performance fees related to certain of its investments and investment-related derivative instruments of $(0.2) million and $0.3 million during the three month periods ending June 30, 2011 and 2010, respectively and $0.1 million and $0.5 million during the six month periods ended June 30, 2011 and 2010, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $7.0 million at June 30, 2011 consisted of $6.8 million of overseas deposit accounts held at Lloyd’s and $0.2 million of collateral supporting open short sale investment and derivative positions.  Restricted cash of $27.1 million at December 31, 2010 consisted of $3.0 million of overseas deposit accounts held at Lloyd’s and $24.1 million of collateral supporting open short sale investment and derivative positions.

As of June 30, 2011 and December 31, 2010, $9.3 million and $11.2 million, respectively, of Montpelier’s cash and cash equivalents served as collateral for securities sold under repurchase agreements.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Common Shares Held in Treasury

Common Shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of June 30, 2011 and December 31, 2010, the Company had inception-to-date gains from issuances of its treasury shares of $1.8 million and $2.0 million, respectively, which has been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At June 30, 2011 and December 31, 2010, funds withheld balances of $4.4 million and $6.0 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Intangible Asset

In connection with the acquisition of MUSIC in 2007, Montpelier recorded a $4.8 million intangible asset representing the fair value of MUSIC’s excess and surplus lines authorizations acquired. This intangible asset is considered by Montpelier to have an indefinite useful life.  As such, the intangible asset will not be amortized but will be tested no less than annually for impairment.  If the carrying amount of the intangible asset is greater than the fair values established during impairment testing, the carrying value will be immediately written-down to the fair value with a corresponding impairment loss recognized in the Company’s consolidated statement of operations. Through June 30, 2011, the Company has not recognized any impairment to this intangible asset.

NOTE 2.  Loss and LAE Reserves

The following table summarizes Montpelier’s loss and LAE reserve activities for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross unpaid loss and LAE reserves - beginning	$990.9	$779.4	$784.6	$680.8
Reinsurance recoverable on unpaid losses - beginning	(68.7)	(67.8)	(62.4)	(69.6)
Net unpaid loss and LAE reserves - beginning	922.2	711.6	722.2	611.2

Losses and LAE incurred:
Current year losses	124.1	83.0	406.1	251.3
Prior year losses	(19.7)	(39.4)	(53.3)	(63.5)
Total incurred losses and LAE incurred	104.4	43.6	352.8	187.8

Net impact of foreign currency movements on loss and LAE reserves	(1.1)	(0.3)	5.0	(6.2)

Losses and LAE paid and approved for payment:
Current year losses	(17.9)	(22.3)	(20.6)	(23.3)
Prior year losses	(50.3)	(26.7)	(102.1)	(63.6)
Total losses and LAE paid and approved for payment	(68.2)	(49.0)	(122.7)	(86.9)

Net unpaid loss and LAE reserves - ending	957.3	705.9	957.3	705.9
Reinsurance recoverable on unpaid losses - ending	73.8	70.1	73.8	70.1
Gross unpaid loss and LAE reserves - ending	$1,031.1	$776.0	$1,031.1	$776.0

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

Montpelier’s reserving process is highly dependent on loss information received from its cedants. With respect to prior year loss and LAE development, information and experience obtained since the last reporting date included changes in loss amounts reported by ceding companies, IBNR recorded as a result of these loss advices and other information and events.

Loss and LAE Incurred Relating to Prior Year Losses — three and six month periods ended June 30, 2011

During the second quarter of 2011, Montpelier experienced $19.7 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                            IBNR associated with catastrophe and other large losses incurred at Montpelier Syndicate 5151 during 2009 and 2010 ($7.0 million decrease),

•                            Casualty losses incurred during 2005 and 2006 at Montpelier Bermuda ($4.8 million decrease, $4.1 million of which related specifically to the medical malpractice class of business),

•                            Casualty losses incurred at MUSIC during 2008, 2009 and 2010 ($1.3 million decrease),

•                            Net foreign exchange transaction losses, reflected as an increase in loss and loss adjustment expenses, relating to prior year loss and LAE reserves ($2.7 million increase).

The remaining net favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple short-tail classes of business.

During the six month period ended June 30, 2011, Montpelier experienced $53.3 million in net favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•                            2010 Australian floods ($3.7 million reserve decrease, all of which was recorded during the first quarter of 2011),

•                            Decreases in prior year casualty reserves experienced during the first quarter of 2011, primarily related to 2007 and prior years ($2.5 million reserve decrease),

•                            2007 European Windstorm Kyrill and U.K. floods ($1.7 million reserve decrease, $0.2 million of which was recorded during the second quarter of 2011),

•                            Net foreign exchange transaction gains experienced during the first quarter of 2011, recorded as a decrease in loss and loss adjustment expenses, relating to prior year loss and LAE reserves ($1.6 million decrease),

•                            2008 European Windstorm Emma ($1.5 million reserve decrease, $0.3 million of which was recorded during the second quarter of 2011),

•                            2009 European Windstorm Klaus ($1.4 million reserve decrease, $0.3 million of which was recorded during the second quarter of 2011).

The remaining favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

Loss and LAE Incurred Relating to Prior Year Losses — three and six month periods ended June 30, 2010

During the second quarter of 2010, Montpelier experienced $39.4 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                           2008 individual risk property loss ($10.7 million reserve decrease),

•                           2004 and 2005 catastrophes ($6.0 million reserve decrease),

•                           Decrease in casualty reserves ($5.9 million), most of which relates to medical malpractice contracts written between 2003 and 2008,

•                           Net foreign exchange transaction gains, recorded as a decrease in loss and loss adjustment expenses, relating to prior year loss and LAE reserves ($3.3 million decrease),

•                           Commutation of a proportional contract ($1.5 million reserve decrease),

•                           2009 European Windstorm Klaus ($1.3 million reserve decrease).

The remaining favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

During the six month period ended June 30, 2010, Montpelier experienced $63.5 million in net favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•                           Decrease in prior year casualty reserves ($8.6 million reserve decrease for the six month period ended June 30, 2010, $5.9 million of which was recorded in the second quarter of 2010),

•                           Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($7.2 million reserve decrease). This decrease related to several prior year loss events,

•                           2009 European Windstorm Klaus ($2.4 million reserve decrease for the six month period ended June 30, 2010, $1.3 million of which was recorded in the second quarter of 2010),

•                           2007 European Windstorm Kyrill and U.K. floods ($1.9 million reserve decrease for the six month period ended June 30, 2010, $0.4 million of which was recorded in the second quarter of 2010),

•                           2008 European Windstorm Emma ($1.5 million reserve decrease for the six month period ended June 30, 2010, $0.3 million of which was recorded in the second quarter of 2010),

•                           Net foreign exchange transaction losses experienced during the first quarter of 2010, recorded as an increase in loss and loss adjustment expenses, relating to prior year loss and LAE reserves ($2.8 million increase).

The remaining net favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

Net Impact of Foreign Currency Movements on Loss and LAE Reserves

In addition to the net foreign exchange transaction gains and losses experienced on prior year loss and LAE reserves described above, Montpelier also recognized net foreign exchange translation gains (losses) related to its current and prior year loss and LAE reserves of $1.1 million and $0.3 million during the three month periods ended June 30, 2011 and 2010, respectively, and $(5.0) million and $6.2 million during the six month periods ended June 30, 2011 and 2010, respectively. Montpelier’s foreign currency transaction gains (losses) are incorporated in its underwriting results (including its underwriting ratios) as a decrease (increase) in its loss and loss adjustment expenses incurred.  Montpelier’s foreign currency translation gains (losses), which are a component of its comprehensive income (loss), do not impact Montpelier’s underwriting results.

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

Earned reinsurance premiums ceded were $20.1 million and $9.6 million for the three month periods ended June 30, 2011 and 2010, respectively, and $36.2 million and $16.5 million for the six month periods ended June 30, 2011 and 2010, respectively. The increase in estimated ultimate reinsurance recoveries included in loss and LAE were $7.4 million and $5.4 million for the three month periods ended June 30, 2011 and 2010, respectively, and $16.8 million and $6.4 million for the six month periods ended June 30, 2011 and 2010, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses as of June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011		December 31, 2010
Rating	Amount	% of Total	Amount	% of Total
A+	$0.7	23%	$5.9	46%
A	0.9	30	6.9	53
A-	0.2	7	0.1	1
Unrated by A.M. Best	1.2	40	—	—
Total reinsurance recoverable on paid losses	$3.0	100%	$12.9	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011		December 31, 2010
Rating	Amount	% of Total	Amount	% of Total
A+	$21.4	29%	$17.9	29%
A	24.8	33	21.0	34
A-	2.6	4	1.4	2
Unrated by A.M. Best	18.7	25	16.3	26
Recoverable under MUSIC guarantee	6.3	9	5.8	9
Total reinsurance recoverable on unpaid losses	$73.8	100%	$62.4	100%

Montpelier’s unrated reinsurance recoverables as of June 30, 2011 and December 31, 2010 relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) entered run-off but are considered by management to be financially sound.

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

As of June 30, 2011, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $6.3 million (the “Acquired Reserves”).  MUSIC holds a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

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

As of June 30, 2011, Montpelier had no ongoing material insurance or reinsurance contract disputes.

During the second quarter of 2010, Montpelier Re favorably resolved, through arbitration, a dispute involving two reinsurance contracts (the “Disputed Contracts”) with Manufacturers Property and Casualty Limited (“MPCL”) that originated in 2007. In June 2010 Montpelier Re received an award (the “Award”) of $36.0 million from MPCL representing $33.9 million of outstanding losses under the Disputed Contracts billed to MPCL through March 31, 2010 and $2.1 million in accrued interest thereon.  As of June 30, 2010, Montpelier Re had also recorded (and subsequently received) an additional $6.3 million recoverable from MPCL representing: (i) $3.2 million of outstanding losses under the Disputed Contracts billed to MPCL after March 31, 2010; and (ii) $3.1 million in reimbursable defense costs and accrued interest.

During the fourth quarter of 2010, Montpelier Re and MPCL further agreed to an early settlement (the “Settlement”) of all remaining paid and unpaid reinsurance recoverables outstanding under the Disputed Contracts.

Montpelier Re ultimately received a total of $51.6 million from MPCL during the second, third and fourth quarters of 2010 in satisfaction of both the Award and the Settlement of which $46.4 million represented paid and unpaid reinsurance recoverables outstanding under the Disputed Contracts and $5.2 million represented reimbursable defense costs and accrued interest.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	June 30, 2011		December 31, 2010
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$600.0	$607.4	$551.0	554.0
Corporate debt securities	708.9	727.4	696.8	710.9
Debt securities issued and sponsored by the U.S. Treasury and its agencies	477.4	484.0	710.3	712.9
Debt securities issued by foreign governments	33.7	34.0	—	—
Commercial mortgage-backed securities	172.0	173.6	140.2	139.8
Debt securities issued by states of the U.S. and political subdivisions	55.6	58.3	59.4	59.7
Other debt obligations	249.5	250.9	112.3	112.0
Total fixed maturity investments	$2,297.1	$2,335.6	$2,270.0	$2,289.3

Equity securities:
Exchange-listed funds	$25.0	$24.0	$44.6	$44.6
Energy	18.3	37.3	22.5	41.6
Financial	11.0	12.7	19.2	23.0
Technology	11.2	18.4	16.1	21.5
Consumer goods	3.4	8.8	5.3	10.7
Other	5.1	8.4	9.2	11.5
Total equity securities	$74.0	$109.6	$116.9	$152.9

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could become liable for significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of June 30, 2011, Montpelier’s fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.8 years.

As of June 30, 2011, 86.4% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities) and 13.6% were rated “BBB” (Good) or below by Standard & Poor’s.

In addition to the equity securities presented above, Montpelier also had open short equity and fixed maturity positions, including short investment option and future positions, recorded within its other liabilities of zero and $25.4 million at June 30, 2011 and December 31, 2010, respectively, with associated net unrealized gains of $0.2 million and $1.3 million, respectively.

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

	June 30, 2011		December 31, 2010
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$28.9	$28.9	$33.4	$33.4

Other investments carried at fair value:
CAT Bonds	$10.0	$10.5	$10.0	$10.6
Limited partnership interests and private investment funds	32.0	34.7	38.3	42.6
Derivative instruments	0.1	0.6	2.5	3.5
Total other investments carried at fair value	$42.1	$45.8	$50.8	$56.7

Other investments	$71.0	$74.7	$84.2	$90.1

Net appreciation or depreciation on Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported as net realized and unrealized investment gains (losses) in the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (expense) from derivative instruments.  See Note 6.

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

Montpelier also had open Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures contracts as of June 30, 2011 and December 31, 2010.  See Note 6.

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

In all periods subsequent to the Symetra IPO, Montpelier’s investment in Symetra is presented as an equity security on the Company’s consolidated balance sheets and changes in its fair value are recorded as net realized and unrealized investment gains (losses) on the Company’s consolidated statements of operations. In addition, the cumulative net appreciation associated with Symetra, which totaled $2.6 million at January 1, 2010, was reclassified from other comprehensive income during the first quarter of 2010 and is now included in net unrealized investment gains on the Company’s consolidated statements of operations.

Fair Value Hierarchy

GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the three broad levels described below. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date, Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, and Level 3 inputs are unobservable inputs for the asset or liability.

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

In accordance with GAAP, the valuation techniques used by Montpelier and its pricing services maximize the use of observable inputs; unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Montpelier uses both the market and income approaches in valuing its investments.  There have been no significant changes in the Company’s use of valuation techniques or related inputs during the periods presented.

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$—	$607.4	$—	$607.4
Corporate debt securities	—	691.8	35.6	727.4
Debt securities issued and sponsored by the U.S. Treasury and its agencies	160.8	323.2	—	484.0
Debt securities issued by foreign governments	—	34.0	—	34.0
Commercial mortgage-backed securities	—	173.6	—	173.6
Debt securities issued by U.S. states and political subdivisions	—	58.3	—	58.3
Other debt obligations	—	238.8	12.1	250.9
Total fixed maturity investments	$160.8	$2,127.1	$47.7	$2,335.6

Equity securities:
Exchange-listed funds	$—	$24.0	$—	$24.0
Energy	37.3	—	—	37.3
Financial	12.7	—	—	12.7
Technology	18.4	—	—	18.4
Consumer goods	8.8	—	—	8.8
Other	8.4	—	—	8.4
Total equity securities	$85.6	$24.0	$—	$109.6

Other investments	$—	$11.1	$34.7	$45.8
Total investments carried at fair value	$246.4	$2,162.2	$82.4	$2,491.0

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Residential mortgage-backed securities	$—	$554.0	$—	$554.0
Corporate debt securities	—	673.0	37.9	710.9
Debt securities issued and sponsored by the U.S. Treasury and its agencies	322.6	390.3	—	712.9
Commercial mortgage-backed securities	—	139.8	—	139.8
Debt securities issued by U.S. states and political subdivisions	—	59.7	—	59.7
Other debt obligations	—	107.3	4.7	112.0
Total fixed maturity investments	$322.6	$1,924.1	$42.6	$2,289.3

Equity securities:
Exchange-listed funds	$19.5	$25.1	$—	$44.6
Energy	41.6	—	—	41.6
Financial	22.1	0.9	—	23.0
Technology	21.5	—	—	21.5
Consumer goods	10.3	0.4	—	10.7
Other	11.1	0.4	—	11.5
Total equity securities	$126.1	$26.8	$—	$152.9

Other investments	$—	$14.1	$42.6	$56.7
Total investments carried at fair value	$448.7	$1,965.0	$85.2	$2,498.9

Level 1 Securities

Montpelier’s investments classified as Level 1 as of June 30, 2011 and December 31, 2010, consisted of U.S. Treasuries and equity securities that are publicly listed and/or actively traded in an established market.  Montpelier’s open short equity positions are also valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of June 30, 2011 and December 31, 2010, Montpelier’s pricing vendors generally utilize third party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  Further details for selected investment types classified as Level 2 follow:

Residential mortgage-backed securities and debt securities issued and sponsored by the U.S. Treasury and its agencies.  Montpelier’s Level 2  residential mortgage-backed securities and debt securities issued by U.S. agencies are priced using a mortgage-pool-specific model which utilizes daily inputs from the to-be-announced, or “TBA” market (the most liquid secondary market for mortgage loans), as well as the U.S. Treasury market. This pricing model also utilizes additional information such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the agency. Valuations are also corroborated by daily active market quotes.

Montpelier’s Level 2 U.S. government-sponsored enterprise securities are priced using information from market sources, as well as other observations from relevant market and sector news. Evaluations are updated by obtaining broker quotes and other market information including actual trade volumes, when available. Each security is individually evaluated using analytical models which incorporate option-adjusted spreads and other relevant interest rate data.

Corporate debt securities.  Montpelier’s Level 2 corporate debt securities are priced using market sources and other considerations such as the issuer of the security, credit data, the specific terms and conditions of the securities, including any specific features which may influence risk, as well as other observations from relevant market and sector news reports. Evaluations are updated by obtaining broker quotes and other market information including actual trade volumes, when available. Each security is individually evaluated using a spread model which is added to the U.S. Treasury curve.

Commercial mortgage-backed securities.  Montpelier’s Level 2 commercial mortgage-backed securities are priced using dealer quotes and other available trade information such as bids and offers, prepayment speeds (which may be adjusted for the underlying collateral or current price data), the U.S. Treasury curve, swap curve and TBA values, as well as cash settlement. This pricing methodology utilizes a single cash flow stream, computes both a yield-to-call and weighted average yield-to-maturity and generates a derived price for the security by applying the most likely scenario.

Equity securities.  Montpelier’s Level 2 equity securities represent investments in exchange-listed funds which are priced based on net asset values provided by the relevant investment managers.

Level 3 Securities

Montpelier’s investments classified as Level 3  as of June 30, 2011 and December 31, 2010, consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds. Further details for selected investment types classified as Level 3 follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include investments in limited partnerships and private investment funds at June 30, 2011 and December 31, 2010, which represent alternative asset limited partnerships that invest in distressed mortgages. The fair value of these private equity investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value. Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of June 30, 2011 and December 31, 2010, the Company’s Level 3 investments represented 3.3% and 3.4% of its total investments measured at fair value, respectively.

There were no significant transfers between Levels 1 and 2 during the three and six month periods ended June 30, 2011 and 2010.

The following tables present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ended June 30, 2011:

	Three Months Ended June 30, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$34.9	$6.4	$(5.5)	$—	$(0.2)	$—	$35.6
Other debt obligations	13.0	0.1	(1.1)	—	0.1	—	12.1
Total fixed maturity investments	$47.9	$6.5	$(6.6)	$—	$(0.1)	$—	$47.7
Other investments	$38.3	$—	$(2.3)	$0.3	$(1.6)	$—	$34.7
Total Level 3 investments	$86.2	$6.5	$(8.9)	$0.3	$(1.7)	$—	$82.4

	Six Months Ended June 30, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$37.9	$6.4	$(8.9)	$—	$0.2	$—	$35.6
Other debt obligations	4.7	9.1	(1.8)	—	0.1	—	12.1
Total fixed maturity investments	$42.6	$15.5	$(10.7)	$—	$0.3	$—	$47.7
Other investments	$42.6	$—	$(6.2)	$0.4	$(2.1)	$—	$34.7
Total Level 3 investments	$85.2	$15.5	$(16.9)	$0.4	$(1.8)	$—	$82.4

There were no transfers out of Level 3 investments during the three and six month periods ended June 30, 2011.

The following tables present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ended June 30, 2010:

	Three Months Ended June 30, 2010
	Beginning Level 3 balance	Net purchases, sales and maturities	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$51.5	$3.3	$—	$(1.2)	$—	$53.6
Other debt obligations	17.8	(1.2)	—	—	(9.8)	6.8
Total fixed maturity investments	$69.3	$2.1	$—	$(1.2)	$(9.8)	$60.4
Equity securities:
Financial	$0.1	$—	$—	$—	$(0.1)	$—
Other	1.3	(1.0)	(0.3)	—	—	—
Total equity securities	$1.4	$(1.0)	$(0.3)	$—	$(0.1)	$—
Other investments	$34.1	$2.8	$—	$2.6	$—	$39.5
Total Level 3 investments	$104.8	$3.9	$(0.3)	$1.4	$(9.9)	$99.9

	Six Months Ended June 30, 2010
	Beginning Level 3 balance	Net purchases, sales and maturities	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Residential mortgage-backed securities	$60.5	$—	$—	$—	$(60.5)	$—
Corporate debt securities	78.7	2.7	(0.6)	0.9	(28.1)	53.6
Other debt obligations	10.3	6.3	—	—	(9.8)	6.8
Total fixed maturity investments	$149.5	$9.0	$(0.6)	$0.9	$(98.4)	$60.4
Equity securities:
Financial	$4.0	$(2.2)	$—	$(1.7)	$(0.1)	$—
Other	—	0.3	(0.3)	—	—	—
Total equity securities	$4.0	$(1.9)	$(0.3)	$(1.7)	$(0.1)	$—
Other investments	$49.1	$8.4	$—	$4.6	$(22.6)	$39.5
Total Level 3 investments	$202.6	$15.5	$(0.9)	$3.8	$(121.1)	$99.9

The primary drivers for the transfers of fixed maturity investments from Level 3 to Level 2 that occurred during the three and six month periods ended June 30, 2010, were increased levels of analysis of the valuations of residential mortgage-backed and corporate fixed maturity securities, which provided a higher reliance on observable inputs. During the first half of 2010, Montpelier’s investment in Symetra was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short equity positions for the three and six month periods ended June 30, 2011 and 2010 consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues	Changes in Carrying Value Reflected in Other Comprehensive Loss
Three Months Ended June 30, 2011:
Fixed maturity investments	$3.2	$14.7	$0.8	$18.7	$—
Equity securities	1.6	(6.0)	(0.3)	(4.7)	—
Other investments	0.3	(4.4)	4.4	0.3	—
Three Months Ended June 30, 2010:
Fixed maturity investments	$6.4	$8.9	$(0.4)	$14.9	$—
Equity securities	4.7	(13.4)	0.1	(8.6)	—
Other investments	(1.8)	3.8	(5.4)	(3.4)	—

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues	Changes in Carrying Value Reflected in Other Comprehensive Loss
Six Months Ended June 30, 2011:
Fixed maturity investments	$4.4	$16.8	$2.6	$23.8	$—
Equity securities	7.3	0.9	(0.2)	8.0	—
Other investments	0.5	(3.9)	4.0	0.6	—
Six Months Ended June 30, 2010:
Fixed maturity investments	$18.8	$14.1	$(0.4)	$32.5	$—
Equity securities	5.0	(6.0)	0.3	(0.7)	—
Other investments	(1.6)	7.1	(8.2)	(2.7)	(2.6)

(1)          Represents net realized and unrealized foreign exchange gains (losses) from investments and income (expense) derived from the following derivative instruments: (i) Foreign Exchange Contracts;  (ii) Credit Derivatives; (iii) Interest Rate Contracts; and (iv) Investment Options and Futures (See Note 6).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three and six month periods ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturity investments	$17.6	$20.7	$35.5	$40.9
Cash and cash equivalents	—	—	0.1	0.1
Equity securities	0.1	0.2	0.2	0.5
Other investments	0.6	1.3	1.2	1.5
Total investment income	18.3	22.2	37.0	43.0
Investment expenses	(1.2)	(1.9)	(2.4)	(4.2)
Net investment income	$17.1	$20.3	$34.6	$38.8

Assets on Deposit and Held in Trust

Montpelier Re has established a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established in September 2010 as an alternative means of providing statutory credit to Montpelier Re’s cedants.  As of June 30, 2011, Montpelier Re was granted authorized or trusteed reinsurer status in 43 states and the District of Columbia and is currently seeking approval in all remaining states. The initial minimum value of the Reinsurance Trust was set at $20.0 million plus the amount of Montpelier Re’s reinsurance liabilities to such cedants.  As of June 30, 2011 and December 31, 2010, the fair value of all assets held in the Reinsurance Trust was $102.6 million and $101.4 million, respectively, which exceeded the minimum value required on both dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-US reinsurers.  During the first six months of 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York. Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statutes as and when they may be adopted in other states. During the second quarter of 2011, Montpelier Re established a trust in connection with its reduced collateral requirements in Florida (the “FL Trust”).  As of June 30, 2011, the fair value of all assets held in the FL Trust was $10.0 million.

Effective March 31, 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust was set at $230.0 million. As of June 30, 2011 and December 31, 2010, the fair value of the investments held in the Lloyd’s Capital Trust was $249.5 million.  See Note 5.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”).  As of June 30, 2011 and December 31, 2010, the fair value of the investments held in the Premiums Trust Funds was $112.7 million and $127.9 million  respectively.  See Note 12.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $6.3 million and $6.5 million at June 30, 2011 and December 31, 2010, respectively.

Montpelier’s investment assets on deposit and held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $1,358.3 million and $982.6 million for the six month periods ended June 30, 2011 and 2010, respectively. Maturities, calls and paydowns of investments totaled $222.3 million and $358.9 million for the six month periods ended June 30, 2011 and 2010, respectively.  There were no non-cash exchanges or involuntary sales of investment securities during these periods.

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

In March 2009 and May 2010, the Company repurchased and retired $21.0 million and $1.0 million, respectively, in principal amount of the Senior Notes. As a result, the carrying value of the Senior Notes as of June 30, 2011 and December 31, 2010, was $227.8 million and $227.7 million, respectively.

The Company incurred interest expense on the Senior Notes of $3.5 million during each of the three month periods ended June 30, 2011 and 2010, and $7.0 million during each of the six month periods ended June 30, 2011 and 2010.  The Company paid $7.0 million in interest on the Senior Notes during each of the six month periods ended June 30, 2011 and 2010.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points (4.107% for the period from March 30, 2011 to June 29, 2011 and 4.046% for the period from June 30, 2011 to September 29, 2011). The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred interest expense on the Trust Preferred Securities of $1.1 million and $2.2 million during the three month periods ended June 30, 2011 and 2010, respectively, and $3.2 million and $4.3 million during the six month periods ended June 30, 2011 and 2010, respectively. The Company paid $3.2 million and $4.3 million in interest on the Trust Preferred Securities during the six month periods ended June 30, 2011 and 2010, respectively.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its constituents. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $302.7 million and $376.7 million at June 30, 2011 and December 31, 2010, respectively. The following table outlines these facilities as of June 30, 2011:

Secured operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date
Syndicated Facility: Tranche B	$4.8	$4.8	Aug. 2010
Syndicated 5-Year Facility (I)	36.5	36.5	June 2011
Syndicated 5-Year Facility (II)	215.0	159.0	June 2012
Syndicated 364-day Facility	250.0	—	June 2013
Bilateral Facility	75.0	6.4	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than B++.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of June 30, 2011 and December 31, 2010, the Company and Montpelier Re were in compliance with all covenants.

Effective March 31, 2010, Montpelier voluntarily terminated a $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust (as described below) in order to meet MCL’s ongoing FAL requirements.

Effective August 4, 2010, the Syndicated Facility: Tranche B, which had a capacity of $225.0 million, expired under its terms and was not renewed.  As a result: (i) Montpelier Re can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility continued for up to 360 days; and (iii) all outstanding letters of credit drawn under the facility were either renewed into an alternate Montpelier Re facility or the Reinsurance Trust upon expiry.  This facility was subject to an annual commitment fee of 0.225% on drawn balances and an annual commitment fee of 0.075% on undrawn balances.

Effective June 9, 2011, the Syndicated 5-Year Facility (I), which had a capacity of $500.0 million, expired under its terms and was not renewed.  As a result: (i) Montpelier Re can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit drawn under the facility will have to be renewed into an alternate Montpelier Re facility or the Reinsurance Trust upon expiry.  This facility is subject to an annual commitment fee of 0.275% on drawn balances and, while active, was subject to an annual commitment fee of 0.075% on undrawn balances.

On June 17, 2011, Montpelier Re entered into a 364-Day Letter of Credit Reimbursement and Pledge Agreement with a syndicate of commercial banks for the provision of a secured letter of credit facility for the account of Montpelier Re. This facility, which has a capacity of $250.0 million, is subject to an annual commitment fee of 0.45% on drawn balances and 0.10% on undrawn balances.

The Syndicated 5-Year Facility (II) is subject to an annual commitment fee of 0.225% on drawn balances and 0.08% on undrawn balances.

The Bilateral Facility is subject to an annual commitment fee of 0.40%, which was increased effective April 1, 2010 from 0.20%.  The commitment fee is charged on drawn balances only.

Trust Arrangements

Effective June 30, 2011, Montpelier Re established the FL Trust  in connection with its reduced collateral requirements to cedants domiciled in Florida.  See Note 4.

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

As an extension of its underwriting activities, Montpelier has sold ILW protection (the “ILW Contract”), which is a derivative instrument that provides reinsurance-like protection to third parties for specific loss events associated with certain lines of business.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded as of June 30, 2011 and December 31, 2010:

		June 30, 2011		December 31, 2010
	Balance Sheet	Fair	Notional	Fair	Notional
Derivative Instrument	Location	Value	Value	Value	Value

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$2.7	$50.0	$(0.4)	$77.0
U.S. Dollars sold	Other Investments	(0.5)	145.2	1.6	88.9
Credit Derivatives	Other Investments	0.4	26.6	0.3	15.3
Interest Rate Contracts	Other Investments	(1.8)	48.4	(0.2)	46.3
Investment Options and Futures (long)	Other Investments	—	—	2.2	—
Investment Options and Futures (short)	Other Liabilities	0.1	—	0.6	—
ILW Swap	Other Assets	—	—	0.7	—
ILW Contract	Other Liabilities	—	—	0.1	—

The following table presents the net income (expense) from Montpelier’s derivative instruments during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Foreign Exchange Contracts	$4.1	$0.3	$4.5	$(0.6)
Credit Derivatives	0.1	—	(0.5)	—
Interest Rate Contracts	(1.7)	—	(1.0)	—
Investment Options and Futures	1.8	(5.6)	0.9	(7.6)
ILW Swap	(0.4)	—	(0.7)	—
ILW Contract	—	0.1	0.1	0.1

Net income (expense) from derivative instruments	$3.9	$(5.2)	$3.3	$(8.1)

A description of each of Montpelier’s derivative instrument activities follows:

ILW Swap

In November 2010 Montpelier Re entered into the ILW Swap with a third-party in order to purchase protection against Montpelier Re’s U.S. earthquake and Europe windstorm exposures through June 30, 2011.  In return for a fixed-rate payment of $1.0 million, Montpelier Re received a floating-rate payment which was triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the ILW Swap was $5.0 million. Through the date of maturity of the ILW Swap, no industry loss event occurred which would have triggered a recovery by Montpelier.

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

Montpelier’s open Foreign Exchange Contracts as of June 30, 2011 were denominated in European Union euros, British pounds, Canadian dollars, New Zealand dollars, Indian rupees, Chinese yuan, South Korean won, Malaysian ringgits, Philippine pesos, Mexican pesos, Australian dollars, Japanese yen, Singapore dollars and Brazilian reals.  Montpelier’s open Foreign Exchange Contracts at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of June 30, 2011 and December 31, 2010, Montpelier had open long option and future positions with a fair value of zero and $2.2 million, respectively, and open short option and future positions with a fair value of $0.1 million and $0.6 million, respectively.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Contract

In April 2010 Montpelier entered into the ILW Contract with a third party under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract, which expired in March 2011 provided the insured with $15.0 million of protection resulting from earthquake losses incurred in any of several U.S. states.  Montpelier received consideration of $0.5 million for the ILW Contract.

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

NOTE 8.  Shareholders’ Equity

The Company’s share capital consists of Preferred Shares and Common Shares, each with a 1/6 cent par value per share.  Holders of Preferred Shares have no voting rights with respect to matters that generally require the approval of voting shareholders but are entitled to vote in certain extraordinary instances, separately as a single class.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.

Preferred Shares

On May 10, 2011, the Company issued 6.0 million 8.875% Non-Cumulative Preferred Shares, Series A with a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity and are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a price of $25.00 per share.

Dividends on Preferred Shares are non-cumulative. Consequently, holders of Preferred Shares will be entitled to receive only when, as and if declared by the Board or by a duly authorized committee of the Board, cash dividends from the original issue date, quarterly on the 15th day of January, April, July and October of each year, commencing on July 15, 2011. These dividends will accrue with respect to a particular dividend period, on the liquidation preference amount of $25.00 per share at an annual rate of 8.875%. So long as any Preferred Shares remain outstanding, no dividend shall be paid or declared on Common Shares or any other securities ranking junior to Preferred Shares (other than a dividend payable solely in Common Shares or in other junior securities), unless the full dividend for the latest completed dividend period on all outstanding Preferred Shares has been declared and paid or otherwise provided for.

The net proceeds associated with the offering of $145.4 million were used for general corporate purposes and, in particular, to support the underwriting activities of the Company’s insurance and reinsurance subsidiaries. The costs associated with the Preferred Share offering were recorded as a reduction to additional paid-in capital

The Preferred Shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.

Common Shares

The following table summarizes the Company’s Common Share activity during the six month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(in Common Shares)	2011	2010
Beginning Common Shares outstanding	64,557,204	79,998,795

Acquisitions of Common Shares:
Common Shares repurchased and retired	(3,164,602)	(8,739,400)
Common Shares repurchased and placed in treasury	—	(706,000)

Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	189,166	335,557

Ending Common Shares outstanding	61,581,768	70,888,952

As of June 30, 2011, the Company had 61,581,768 Common Shares outstanding consisting of 63,445,630 Common Shares issued less 1,863,862 Common Shares in treasury.  As of December 31, 2010, the Company had 64,557,204 Common Shares outstanding consisting of 66,610,232 Common Shares issued less 2,053,028 Common Shares in treasury.

2011 Common Share activity

The Company repurchased 3,164,602 Common Shares pursuant to a publicly announced share repurchase program at an average price of $19.74 per share during the first half of 2011. These shares were subsequently retired.

The Company issued 189,166 Common Shares to employees in satisfaction of vested Restricted Share Unit (“RSU”) obligations during the first half of 2011. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.2 million, which was recorded as a reduction to additional paid-in capital.

2010 Common Share activity

The Company repurchased 706,000 Common Shares pursuant to a publicly announced share repurchase program at an average price of $17.23 per share from January 4, 2010 to January 11, 2010. These shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future RSUs. See Note 13.

The Company repurchased a further 1,841,598 Common Shares pursuant to a publicly announced share repurchase program at an average price of $17.40 per share during the first half of 2010.  These shares were subsequently retired.

On February 26, 2010, the Company also repurchased 6,897,802 Common Shares previously owned by Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC. in February 2010 pursuant to a private transaction at a price of $19.00 per share.  See Note 7.  These shares were subsequently retired.

The Company issued 335,557 Common Shares to employees in satisfaction of vested RSUs during the first half of 2010. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.1 million, which was recorded as a reduction to additional paid-in capital.

Common Share Repurchase Authorization

As of June 30, 2011, the Company had a remaining share repurchase authorization of $165.3 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared regular cash dividends per Common Share totaling $0.10 and $0.09 during the three month periods ended June 30, 2011 and 2010, respectively, and $0.20 and $0.18 during the six month periods ended June 30, 2011 and 2010, respectively. The total amount of dividends paid to holders of Common Shares during the six month periods ended June 30, 2011 and 2010, was $12.7 million and $13.3 million, respectively.  As of June 30, 2011 and December 31, 2010, the Company had $6.2 million and $6.5 million, respectively, of dividends payable to holders of Common Shares.

The Company declared its initial cash dividend per Preferred Share totaling $0.40 on June 15, 2011, for the interim period from May 10, 2011 to July 15, 2011.  As of June 30, 2011, the Company had $2.4 million of dividends payable to holders of Preferred Shares.

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

The following table summarizes Montpelier’s identifiable assets by segment as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Montpelier Bermuda	$2,995.4	$2,792.6
Montpelier Syndicate 5151	396.4	310.0
MUSIC	110.6	101.1
Corporate and Other	1.5	15.7

Total assets	$3,503.9	$3,219.4

A summary of Montpelier’s statements of operations by segment for the three month period ended June 30, 2011 follows:

Three Months Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$155.4	$57.6	$15.5	$(11.3)	$217.2
Ceded reinsurance premiums	(18.2)	(14.0)	(2.0)	11.3	(22.9)
Net insurance and reinsurance premiums written	137.2	43.6	13.5	—	194.3
Change in unearned premiums	(44.7)	3.4	(0.6)	—	(41.9)
Net insurance and reinsurance premiums earned	92.5	47.0	12.9	—	152.4

Loss and LAE	(41.8)	(49.3)	(13.3)	—	(104.4)
Insurance and reinsurance acquisition costs	(12.1)	(11.3)	(2.9)	—	(26.3)
General and administrative expenses	(10.0)	(7.3)	(2.2)	(6.0)	(25.5)
Underwriting loss	28.6	(20.9)	(5.5)	(6.0)	(3.8)
Net investment income	16.1	0.5	0.6	(0.1)	17.1
Other revenue	0.2	(0.1)	—	—	0.1
Investment and foreign exchange gains	10.0	1.2	0.5	—	11.7
Net income from derivative instruments	4.1	(0.2)	—	—	3.9
Interest and other financing expenses	(0.3)	(0.1)	—	(4.5)	(4.9)
Income before income taxes	$58.7	$(19.6)	$(4.4)	$(10.6)	$24.1

A summary of Montpelier’s statements of operations by segment for the six month period ended June 30, 2011 follows:

Six Months Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$313.2	$141.4	$28.4	$(11.7)	$471.3
Ceded reinsurance premiums	(36.2)	(22.2)	(3.8)	11.7	(50.5)
Net insurance and reinsurance premiums written	277.0	119.2	24.6	—	420.8
Change in unearned premiums	(84.2)	(18.3)	0.2	—	(102.3)
Net insurance and reinsurance premiums earned	192.8	100.9	24.8	—	318.5

Loss and LAE	(232.2)	(96.2)	(24.4)	—	(352.8)
Insurance and reinsurance acquisition costs	(25.7)	(19.7)	(5.6)	—	(51.0)
General and administrative expenses	(19.0)	(14.5)	(4.7)	(11.3)	(49.5)
Underwriting loss	(84.1)	(29.5)	(9.9)	(11.3)	(134.8)
Net investment income	32.4	1.1	1.1	—	34.6
Other revenue	0.1	0.1	—	(0.1)	0.1
Investment and foreign exchange gains	31.8	(5.8)	0.3	—	26.3
Net income from derivative instruments	4.1	(0.8)	—	—	3.3
Interest and other financing expenses	(0.6)	(0.1)	—	(10.1)	(10.8)
Loss before income taxes	$(16.3)	$(35.0)	$(8.5)	$(21.5)	$(81.3)

A summary of Montpelier’s statements of operations by segment for the three month period ended June 30, 2010 follows:

Three Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$148.1	$52.5	$11.7	$(12.8)	$199.5
Reinsurance premiums ceded	(1.7)	(14.2)	(0.4)	12.8	(3.5)
Net premiums written	146.4	38.3	11.3	—	196.0
Change in unearned premiums	(45.1)	0.3	(2.9)	—	(47.7)
Net premiums earned	101.3	38.6	8.4	—	148.3

Loss and LAE	(18.9)	(17.6)	(7.1)	—	(43.6)
Acquisition costs	(14.1)	(7.4)	(1.9)	—	(23.4)
General and administrative expenses	(4.5)	(8.6)	(2.7)	(6.0)	(21.8)
Underwriting income	63.8	5.0	(3.3)	(6.0)	59.5
Net investment income	19.2	0.5	0.6	—	20.3
Net investment and foreign exchange gains	5.5	(2.2)	0.4	(1.0)	2.7
Net expense from derivative instruments	(5.2)	—	—	—	(5.2)
Interest and other financing expenses	(0.4)	(0.1)	—	(5.6)	(6.1)

Income before income taxes	$82.9	$3.2	$(2.3)	$(12.6)	$71.2

A summary of Montpelier’s statements of operations by segment for the six month period ended June 30, 2010 follows:

Six Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross premiums written	$331.5	$135.5	$20.3	$(13.0)	$474.3
Reinsurance premiums ceded	(10.3)	(18.4)	(0.7)	13.0	(16.4)
Net premiums written	321.2	117.1	19.6	—	457.9
Change in unearned premiums	(108.8)	(37.9)	(4.4)	—	(151.1)
Net premiums earned	212.4	79.2	15.2	—	306.8

Loss and LAE	(102.4)	(73.8)	(11.6)	—	(187.8)
Acquisition costs	(28.6)	(13.8)	(3.4)	—	(45.8)
General and administrative expenses	(15.5)	(17.5)	(5.1)	(12.8)	(50.9)
Underwriting income	65.9	(25.9)	(4.9)	(12.8)	22.3
Net investment income	36.9	0.8	1.1	—	38.8
Other revenue	0.2	—	—	—	0.2
Net investment and foreign exchange gains	30.7	7.2	0.8	(0.1)	38.6
Net expense from derivative instruments	(8.1)	—	—	—	(8.1)
Interest and other financing expenses	(0.8)	(0.6)	—	(11.2)	(12.6)

Income before income taxes	$124.8	$(18.5)	$(3.0)	$(24.1)	$79.2

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$112.9	$4.6	$—	$(10.8)	$106.7
Property Specialty - Treaty	12.3	0.6	—	—	12.9
Other Specialty - Treaty	16.2	18.6	—	—	34.8
Property and Specialty Individual Risk	14.0	33.8	15.5	(0.5)	62.8
Total gross premiums written	$155.4	$57.6	$15.5	$(11.3)	$217.2

Three Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$104.7	$5.5	$—	$(12.4)	$97.8
Property Specialty - Treaty	13.3	4.7	—	—	18.0
Other Specialty - Treaty	18.5	14.9	—	—	33.4
Property and Specialty Individual Risk	11.6	27.4	11.7	(0.4)	50.3
Total gross premiums written	$148.1	$52.5	$11.7	$(12.8)	$199.5

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended June 30,
	2011		2010

U.S. and Canada	$135.4	62%	$128.9	65%
Worldwide (1)	54.3	25	33.5	17
Japan	9.2	4	0.6	—
Worldwide, excluding U.S. and Canada (2)	7.7	4	6.3	3
U.K. and Ireland	2.8	1	8.3	4
Western Europe, excluding the U.K. and Ireland	1.2	1	11.4	6
Other	6.6	3	10.5	5
Total gross premiums written	$217.2	100%	$199.5	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the six month periods ended June 30, 2011 and 2010:

Six Months Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$219.4	$30.1	$—	$(10.9)	$238.6
Property Specialty - Treaty	27.2	4.6	—	—	31.8
Other Specialty - Treaty	43.0	38.8	—	—	81.8
Property and Specialty Individual Risk	23.6	67.9	28.4	(0.8)	119.1
Total gross premiums written	$313.2	$141.4	$28.4	$(11.7)	$471.3

Six Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$220.1	$35.7	$—	$(12.4)	$243.4
Property Specialty - Treaty	25.6	11.8	—	—	37.4
Other Specialty - Treaty	62.5	37.2	—	—	99.7
Property and Specialty Individual Risk	23.3	50.8	20.3	(0.6)	93.8
Total gross premiums written	$331.5	$135.5	$20.3	$(13.0)	$474.3

(1)          Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Six Months Ended June 30,
	2011		2010

U.S. and Canada	$242.5	51%	$245.0	52%
Worldwide (1)	127.7	27	107.4	22
Worldwide, excluding U.S. and Canada (2)	30.2	7	22.8	5
Western Europe, excluding the U.K. and Ireland	22.9	5	28.3	6
Japan	15.3	3	13.7	3
U.K. and Ireland	10.8	2	20.0	4
Other	21.9	5	37.1	8
Total gross premiums written	$471.3	100%	$474.3	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$54.4	5.7	$—	$(2.8)	$57.3
Property Specialty - Treaty	13.0	1.6	—	0.2	14.8
Other Specialty - Treaty	17.0	13.1	—	1.9	32.0
Property and Specialty Individual Risk	8.1	26.6	12.9	0.7	48.3
Total net premiums earned	$92.5	47.0	$12.9	$—	$152.4

Three Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$63.3	9.6	$—	$(2.0)	$70.9
Property Specialty - Treaty	13.3	5.3	—	0.6	19.2
Other Specialty - Treaty	16.3	10.6	—	0.9	27.8
Property and Specialty Individual Risk	8.4	13.1	8.4	0.5	30.4
Total net premiums earned	$101.3	38.6	$8.4	$—	$148.3

(1)     Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Months Ended June 30,
	2011		2010

U.S. and Canada	$79.6	52%	$81.9	55%
Worldwide (1)	36.3	24	31.3	21
Worldwide, excluding U.S. and Canada (2)	8.9	6	7.9	5
Western Europe, excluding the U.K. and Ireland	7.4	5	8.5	6
U.K. and Ireland	7.3	5	5.7	4
Japan	4.7	3	4.8	3
Other	8.2	5	8.2	6
Total net earned premiums	$152.4	100%	$148.3	100%

(1)     “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)     “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the six month periods ended June 30, 2011 and 2010:

Six Months Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$114.1	18.7	$—	$(5.2)	$127.6
Property Specialty - Treaty	26.4	4.8	—	0.8	32.0
Other Specialty - Treaty	36.7	27.8	—	2.9	67.4
Property and Specialty Individual Risk	15.6	49.6	24.8	1.5	91.5
Total net premiums earned	$192.8	100.9	$24.8	$—	$318.5

Six Months Ended June 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$133.3	$19.1	$—	$(3.2)	$149.2
Property Specialty - Treaty	25.0	10.4	—	0.7	36.1
Other Specialty - Treaty	34.2	22.6	—	1.8	58.6
Property and Specialty Individual Risk	19.9	27.1	15.2	0.7	62.9
Total net premiums earned	$212.4	$79.2	$15.2	$—	$306.8

(1)     Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Six Months Ended June 30,
	2011		2010

U.S. and Canada	$160.3	50%	$165.3	54%
Worldwide (1)	81.1	26	62.5	20
Worldwide, excluding U.S. and Canada (2)	17.4	6	18.0	6
Western Europe, excluding the U.K. and Ireland	15.9	5	17.4	6
U.K. and Ireland	14.3	4	13.1	4
Japan	12.2	4	10.0	3
Other	17.3	5	20.5	7
Total net earned premiums	$318.5	100%	$306.8	100%

(1)     “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 10.  Earnings (Loss) Per Common Share

The Company applies the two-class method of calculating earnings (loss) per Common Share. In applying the two-class method, the Company’s outstanding Restricted Common Share Units (“RSUs”) are considered to be participating securities.  See Note 13.  For all periods presented, the two-class method was used to determine earnings (loss) per Common Share since this method consistently yielded a lower result than the treasury stock method.

For purposes of determining earnings (loss) per Common Share, a portion of net income is allocated to RSUs which serves to reduce the Company’s earnings (loss) per Common Share numerators. Net losses are not allocated to RSUs and, therefore, do not impact the Company’s earnings (loss) per Common Share numerators.  Recipients of outstanding RSUs are entitled to receive payments equivalent to dividends and distributions declared on Common Shares. Since RSUs represent phantom Common Shares, such payments are recorded as general and administrative expenses.

The following table outlines the Company’s computation of earnings per Common Share for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings (loss) per Common Share numerator:
Net income (loss) available to common shareholders	$21.2	$69.9	$(83.1)	$79.8
Less: net earnings allocated to participating securities	(0.4)	(1.6)	—	(1.7)
Net income (loss) available to common shareholders	$20.8	$68.3	$(83.1)	$78.1

Average Common Shares outstanding (in millions)	62.0	71.0	62.2	72.2

Net income (loss) available to common shareholders per share	$0.33	$0.96	$(1.34)	$1.08

For each of the periods presented, the Company’s basic and diluted earnings (loss) per share calculations yielded the same result.

NOTE 11.  Commitments and Contingent Liabilities

Investment Commitment

As of June 30, 2011 and December 31, 2010, Montpelier had unfunded commitments to invest $11.8 million and $5.0 million, respectively, into three separate private investment funds.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders.  The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2011).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.  Montpelier estimates that its 2011 obligation to the Central Fund will be approximately $0.9 million.

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

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry.  As of June 30, 2011, Montpelier had no material unresolved legal proceedings.

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity as of June 30, 2011.

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

The FSA has announced that it will eventually be replaced by two new regulators:

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of June 30, 2011 was fulfilled through the Lloyd’s Capital Trust. See Note 4.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds.  Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of June 30, 2011 Syndicate 5151 held $87.5 million in cash and cash equivalents and $112.7 million in investment securities, within the Premiums Trust Funds.  As of December 31, 2010, Syndicate 5151 held $59.7 million in cash and cash equivalents and $127.9 million in investment securities, within the Premiums Trust Funds.

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

NOTE 13.  Share-Based Compensation

At the discretion of the Board’s Compensation and Nominating Committee (the “Compensation Committee”), incentive awards, the value of which are based on Common Shares, may be made to participants.  For the periods presented, Montpelier’s share-based incentive awards consisted solely of RSUs.

RSUs are phantom restricted shares which, depending on the individual award, vest in equal tranches over a one to five-year period, subject to the recipient maintaining a continuous relationship with Montpelier (either as an employee, a director or a consultant) through the applicable vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive payments equivalent to dividends and distributions declared on Common Shares.

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

From time to time Montpelier also uses Fixed RSUs as a supplemental component of its ongoing long-term incentive compensation for certain of its employees and directors.  Unlike Variable RSUs, Fixed RSUs are fixed and determinable on the grant date. Fixed RSUs are typically granted: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the board of directors of both the Company and MUAL. Additionally, when the actual number of Variable RSUs to be awarded has been formally determined, they are effectively converted to Fixed RSUs.

The number of Variable RSUs to be awarded for the 2011 to 2014 cycle will be determined based on the Company’s actual 2011 ROE versus a target ROE of 9.01%. At an achieved ROE of 9.01% (“Target”) the Company would expect to grant approximately 590,000 Variable RSUs to participants, at an ROE of 3.01% (“Threshold”) the Company would not expect to grant any Variable RSUs to participants and at an ROE of 19.01% (“Maximum”) the Company would expect to grant approximately 1,180,000 Variable RSUs to participants.

The following tables summarize Montpelier’s RSU activity for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,377,922	$9.7	1,889,904	$17.4
Fixed RSUs Awarded	20,000	0.4	10,000	0.2
Changes to variable RSUs (at target) expected to be awarded 2010 - 2013 cycle	—	—	(40,216)	(0.7)
Variable RSU payout adjustments, 2010 - 2013 cycle	—	—	12,065	0.2
Payments	(52,850)	—	(71,766)	—
Forfeitures	—	—	—	—
Expense recognized	—	(2.0)	—	(2.8)
End of period	1,345,072	$8.1	1,799,987	$14.3

	Six Months Ended June 30,
	2011		2010
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,637,580	$11.3	1,768,769	$13.3
Fixed RSUs Awarded	70,000	1.3	10,000	0.2
Variable RSUs (at target) expected to be awarded 2011 - 2014 cycle	591,824	11.0	—	—
Variable RSU payout adjustments, 2011 - 2014 cycle	(591,824)	(11.0)	—	—
Variable RSUs (at target) expected to be awarded 2010 - 2013 cycle	(455)	—	582,969	9.6
Variable RSU payout adjustments, 2010 - 2013 cycle	(11,726)	(0.1)	(174,885)	(2.9)
Changes in variable RSUs (at target) expected to be awarded 2009 - 2012 cycle	—	—	3,225	—
Variable RSU payout adjustments, 2009 - 2012 cycle	—	—	9,566	0.1
Payments	(235,695)	—	(399,657)	—
Forfeitures	(114,632)	(1.0)	—	—
Expense recognized	—	(3.4)	—	(6.0)
End of period	1,345,072	$8.1	1,799,987	$14.3

RSU Awards, Adjustments and Payments - three and six month periods ended June 30, 2011

On the basis of the Company’s results achieved during the first six months of 2011, the Company does not anticipate issuing any Variable RSUs for the 2011 to 2014 cycle.  The actual number of Variable RSUs to be awarded for the 2011 to 2014 cycle, if any, will not be finalized until approved by the Compensation Committee in March 2012.

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

During the three month period ended June 30, 2011, the Company paid out 52,850 vested RSUs and withheld, at the recipient’s election, 6,803 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 46,047 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the second quarter of 2011 was $0.9 million.

During the six month period ended June 30, 2011, the Company paid out 235,695 vested RSUs and withheld, at the recipient’s election, 46,529 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 189,166 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the first half of 2011 was $4.3 million.

None of the outstanding RSUs as of June 30, 2011 were vested.

RSU Awards, Adjustments and Payments - three and six month periods ended June 30, 2010

On the basis of the Company’s results achieved during the first six months of 2010, the Company anticipated  issuing 408,084 Variable RSUs for the 2010-2013 award cycle, or 70% of target, as of June 30, 2010.

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

During the three month period ended June 30, 2010, the Company paid out 71,766 vested RSUs and withheld, at the recipients’ election, 15,010 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 56,756 Common Shares from its treasury.  See Note 8.  The fair value of the vested RSUs paid out during the second quarter of 2010 was $1.1 million.

During the six month period ended June 30, 2010, the Company paid out 399,657 vested RSUs and withheld, at the recipients’ election, 64,100 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 335,557 Common Shares from its treasury.  See Note 8.  The fair value of the vested RSUs paid out during the first half of 2010 was $6.8 million.

None of the outstanding RSUs as of June 30, 2010 were vested.

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

During the six month period ended June 30, 2011, the Company revised its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding by $1.0 million.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at June 30, 2011, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Five-year RSU awards granted in 2007	21,100	$0.1
Four-year RSU awards granted in 2008	79,888	0.2
Five-year RSU awards granted in 2008	62,000	0.3
Four-year RSU awards granted in 2009	588,549	2.5
Five-year RSU awards granted in 2009	4,500	—
Four-year RSU awards granted in 2010	519,035	4.0
One-year RSU awards granted in 2011	20,000	0.3
Five-year RSU awards granted in 2011	50,000	0.7
Total RSUs outstanding at June 30, 2011	1,345,072	$8.1

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $3.7 million, $3.6 million and $0.8 million during 2011, 2012 and 2013 and beyond, respectively.

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

During the three month periods ended June 30, 2011 and 2010, Montpelier recorded an income tax expense of $0.5 million and $1.3 million, respectively. During the six month periods ended June 30, 2011 and 2010, Montpelier recorded an income tax benefit of $0.6 million and $0.6 million, respectively. These income taxes were associated primarily with Montpelier’s U.K. operations.

During the six month period ended June 30, 2011, Montpelier paid less than $0.1 million in income taxes.  During the six month period ended June 30, 2010, Montpelier received $0.5 million in net income tax refunds.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended June 30, 2011 and 2010, these companies had pretax income of $30.8 million and $72.1 million, respectively, and during the six month periods ended June 30, 2011 and 2010, these companies had pretax income (losses) of $(67.1) million and $90.2 million, respectively.

United Kingdom

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended June 30, 2011 and 2010, these companies had pretax income (losses) of $(5.6) million and $3.7 million, respectively, and during the six month periods ended June 30, 2011 and 2010, these companies had pretax losses of $10.7 million and $3.1 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established an offsetting $1.9 million UK deferred tax asset valuation allowance against its existing $1.9 million deferred tax asset at June 30, 2011.  As of December 31, 2010, these companies had a net deferred tax liability of $0.6 million.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three month periods ended June 30, 2011 and 2010, these companies had pretax losses of $1.1 million and $4.6 million, respectively, and during the six month periods ended June 30, 2011 and 2010, these companies had  pretax losses of $3.5 million and $7.9 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize such assets, we established an offsetting $22.6 million U.S. deferred tax asset valuation allowance against its existing $22.6 million deferred tax asset at June 30, 2011. As of December 31, 2010, these companies had a net deferred tax asset of $21.4 million which was fully offset by a $21.4 million deferred tax asset valuation allowance.

The Company’s U.S.-based operations are also subject to state and local income taxes. During the three and six month periods ended June 30, 2011 and 2010, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three and six month periods ended June 30, 2011 and 2010, such income taxes totaled less than $0.1 million.

Net Operating Losses

The net operating loss associated with the Company’s U.S. operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027. The net operating loss associated with the Company’s non-U.S. operations may be carried forward to offset future taxable income generated in those jurisdictions and do not expire with time.

NOTE 15.  Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its assets and liabilities that constitute financial instruments on its consolidated balance sheets at fair value with the exception of its Senior Notes and its Trust Preferred Securities. The Senior Notes are fixed-rate debt and the Trust Preferred Securities are floating-rate debt. See Note 5.

At June 30, 2011 and December 31, 2010, the fair value of the Senior Notes (based on quoted market prices) was $235.4 million and $236.6 million, respectively, which compared to a carrying value of $227.8 million and $227.7 million, respectively.  At June 30, 2011 and December 31, 2010, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $85.8 million and $90.0 million, respectively, which compared to a carrying value of $100.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2011 and 2010, and our financial condition as of June 30, 2011 and December 31, 2010.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Important events and uncertainties that could cause our actual results, future dividends on, or repurchases of, Common Shares or Preferred Shares to differ include, but are not necessarily limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of the Company and its subsidiaries effectively; increases in our general and administrative expenses due to new business ventures, which expenses may not be recoverable through additional profits; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, particularly on longer-tail classes of business such as casualty; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; our ability to assimilate effectively the additional regulatory issues created by our entry into new markets; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency fluctuations.

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

The challenging operating environment we experienced in early 2011 placed an increased emphasis on risk selection and capital management.  Excluding reinstatement premiums, we reduced our net written premiums in three of our four business lines when compared to 2010 on a year-to-date basis. The one exception is our Property and Specialty Individual Risk line, which reflects the growth in our marine portfolio written out of Syndicate 5151 in London.

During the second quarter of 2011 and looking ahead to the remainder of 2011 and into 2012, we have seen signs of improving market conditions in many classes of business within our portfolio.  U.S. property catastrophe pricing in particular has increased in response to the significant catastrophe losses experienced over the last five quarters and as a result of rising client demand in the U.S. due to recent catastrophe model re-versioning.  Despite these signs of an improvement in market conditions, we have elected not to allocate additional capital to our peak catastrophe zone.  While the recent price increases in the U.S. are encouraging, we believe maintaining our current reduced catastrophe risk profile is appropriate for the upcoming hurricane season in light of what we expect will be a progressively hardening market.

Given our current view of the market, we believe that we are best served by retaining the capital flexibility to effectively navigate the market cycle and respond decisively to future opportunities. Since our overall focus is on growing fully converted book value per Common Share,  capital management remains a tool at our disposal should market conditions remain at their current levels or deteriorate further.

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

Exposure Management

We track gross reinsurance treaty contract limits that we believe are exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business and the benefit of any reinsurance protections we have purchased.  As of June 30, 2011, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Event / Resulting Market Loss	Our Average Market Share

U.S. Earthquake / $50 billion	0.6%

U.S. Hurricane / $50 billion	0.7%

Europe Windstorm / $20 billion	1.3%

The market share estimates above represent an estimate of our average market share across multiple event scenarios corresponding to industry losses of a given size.  However, it is important to note that our average market share may vary considerably within a particular territory depending on the specific characteristics of the event.  This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. Other factors contributing to such variation may include our decision to be overweight or underweight in certain regions within a territory.  For example, our market share for a large European wind event may differ depending on whether the majority of loss comes from the U.K. or from Continental Europe.  Additionally, our net market share may be impacted by the number and order of occurrence of catastrophic events during a year which could exhaust individual policy limits or trigger additional losses from certain policies offering second-event or aggregate protection.  Further, certain reinsurance we purchase may have geographic restrictions or provide coverage for only a single occurrence within the policy period.  Lastly, these estimates represent snapshots as of June 30, 2011. The composition of our in-force portfolio will fluctuate due to the acceptance of new policies, the expiration of existing policies, and changes in our reinsurance program.

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

Summary Financial Results

We ended the second quarter of 2011 with a fully converted tangible book value per share of $23.29, an increase of 1.6% for the past three months, a decrease of 4.2% for the past six months and an increase of 6.5% for the past twelve months, taking into account dividends declared during such periods.

The increase in our fully converted tangible book value per share during the second quarter of 2011 resulted primarily from a strong investment performance, partially offset by a small underwriting loss.  Our comprehensive income for the second quarter of 2011 was $24.5 million and our GAAP combined ratio was 102.6%, compared to comprehensive income of $70.6 million and a GAAP combined ratio of 59.8% for the second quarter of 2010.

Our underwriting results for the second quarter of 2011 included $39.8 million of net losses from U.S. tornados and other events that occurred during the quarter, partially offset by $19.7 million of net favorable reserve development on prior year losses.  Our underwriting results for the second quarter of 2010 included a $20.0 million net loss associated with the Deepwater Horizon oil rig explosion and fire, offset by $39.4 million of net favorable reserve development on prior year losses.

Net realized and unrealized investment gains experienced during the second quarter of 2011 were $9.4 million compared to $8.6 million of net investment gains experienced during the second quarter of 2010.

The decrease in our fully converted tangible book value per share during the first half of 2011 was mainly the result of significant catastrophe losses incurred during the first quarter of 2011.  Our comprehensive loss for the first half of 2011 was $79.3 million and our GAAP combined ratio was 142.3%, compared to comprehensive income of $76.1 million and a GAAP combined ratio of 92.7% for the first half of 2010.

Our underwriting results for the first half of 2011 included the second quarter tornado events previously mentioned as well as $217.4 million in aggregate net losses associated with the New Zealand earthquake, Japanese earthquake and Australia floods that occurred during the first quarter. These 2011 losses were partially offset by $53.3 million of favorable reserve development on prior year losses. Our underwriting results for the first half of 2010 included the second quarter Deepwater Horizon loss previously mentioned as well as a $103.7 million pretax net loss associated with the Chilean earthquake that occurred during the first quarter. These 2010 losses were partially offset by $63.5 million of favorable reserve development on prior year losses.

Net realized and unrealized investment gains experienced during the first half of 2011 were $26.0 million compared to $37.4 million of net investment gains experienced during the first half of 2010.

Book Value Per Common Share

The following table presents our computation of book value per Common Share, fully converted book value per Common Share and fully converted tangible book value per Common Share:

	June 30,	March 31,	Dec. 31,	June 30,
	2011	2011	2010	2010
Book value numerators (in millions):

Shareholders’ Equity	$1,620.2	$1,472.1	$1,628.8	$1,621.4
Preferred Shares	(150.0)	—	—	—
[A] Book value numerator (Common Shareholders’ Equity)	1,470.2	1,472.1	1,628.8	1,621.4
Intangible asset (1)	(4.8)	(4.8)	(4.8)	(4.8)
[B] Fully converted tangible book value numerator	$1,465.4	$1,467.3	$1,624.0	$1,616.6

Book value denominators (in thousands):

[C] Book value denominator (Common Shares outstanding)	61,582	62,347	64,557	70,889
Common share obligations under benefit plans	1,345	1,378	1,638	1,800
[D] Fully converted book value denominator	62,927	63,725	66,195	72,689

Book value per Common Share [A] / [C]	$23.87	$23.61	$25.23	$22.87
Fully converted book value per Common Share [A] / [D]	23.36	23.10	24.61	22.31
Fully converted tangible book value per Common Share [B] / [D]	23.29	23.03	24.53	22.24

Change in fully converted tangible book value per Common Share: (2)

From March 31, 2011	1.6%
From December 31, 2010	(4.2)%
From June 30, 2010	6.5%

(1)	Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)

Computed as the change in fully converted tangible book value per Common Share after taking into account dividends declared on Common Shares of $0.10, $0.20 and $0.39 during the three, six and twelve month periods ended June 30, 2011, respectively.

We believe that our computations of our fully converted tangible book value per Common Share and our change in fully converted tangible book value per Common Share, taking into account dividends declared, are non-GAAP measures which are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Consolidated Results of Operations

Our consolidated financial results for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Gross premiums written	$217.2	$199.5	$471.3	$474.3
Reinsurance premiums ceded	(22.9)	(3.5)	(50.5)	(16.4)
Net premiums written	194.3	196.0	420.8	457.9
Change in net unearned premiums	(41.9)	(47.7)	(102.3)	(151.1)
Net premiums earned	152.4	148.3	318.5	306.8

Net investment income	17.1	20.3	34.6	38.8
Net realized and unrealized investment gains	9.4	8.6	26.0	37.4
Net foreign exchange gains (losses)	2.3	(5.9)	0.3	1.2
Net income (expense) from derivative instruments	3.9	(5.2)	3.3	(8.1)
Other revenue	0.1	—	0.1	0.2
Total revenues	185.2	166.1	382.8	376.3

Underwriting expenses:
Loss and LAE – current year losses	124.1	83.0	406.1	251.3
Loss and LAE – prior year losses	(19.7)	(39.4)	(53.3)	(63.5)
Acquisition costs	26.3	23.4	51.0	45.8
General and administrative expenses	25.5	21.8	49.5	50.9

Non-underwriting expenses:
Interest and other financing expenses	4.9	6.1	10.8	12.6
Total expenses	161.1	94.9	464.1	297.1

Income (loss) before income taxes	24.1	71.2	(81.3)	79.2
Income tax benefit (expense)	(0.5)	(1.3)	0.6	0.6

Net income (loss)	23.6	69.9	(80.7)	79.8
Dividends declared on Preferred Shares	(2.4)	—	(2.4)	—
Net income (loss) available to common shareholders	$21.2	$69.9	$(83.1)	$79.8

Net income (loss)	$23.6	$69.9	$(80.7)	$79.8
Other comprehensive income (loss) items	0.9	0.7	1.4	(3.7)
Comprehensive income (loss)	$24.5	$70.6	$(79.3)	$76.1

Loss and LAE ratio	68.6%	29.4%	110.7%	61.2%
Acquisition cost ratio	17.3%	15.7%	16.0%	14.9%
General and administrative expense ratio	16.7%	14.7%	15.6%	16.6%
GAAP combined ratio	102.6%	59.8%	142.3%	92.7%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Gross premiums written	$155.4	$148.1	$313.2	$331.5
Ceded reinsurance premiums	(18.2)	(1.7)	(36.2)	(10.3)
Net premiums written	137.2	146.4	277.0	321.2
Change in net unearned premiums	(44.7)	(45.1)	(84.2)	(108.8)
Net premiums earned	92.5	101.3	192.8	212.4

Loss and LAE - current year losses	(52.7)	(49.5)	(258.8)	(157.5)
Loss and LAE - prior year losses	10.9	30.6	26.6	55.1
Acquisition costs	(12.1)	(14.1)	(25.7)	(28.6)
General and administrative expenses	(10.0)	(4.5)	(19.0)	(15.5)
Underwriting income (loss)	$28.6	$63.8	$(84.1)	$65.9

Loss and LAE ratio	45.2%	18.7%	120.4%	48.2%
Acquisition cost ratio	13.1%	13.9%	13.3%	13.5%
General and administrative expense ratio	10.8%	4.4%	9.9%	7.3%

GAAP combined ratio	69.1%	37.0%	143.6%	69.0%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$112.9	73%	$104.7	71%
Property Specialty - Treaty	12.3	8	13.3	9
Other Specialty - Treaty	16.2	10	18.5	12
Property and Specialty Individual Risk	14.0	9	11.6	8

Gross premiums written	155.4	100%	148.1	100%
Reinsurance premiums ceded	(18.2)		(1.7)
Net premiums written	$137.2		$146.4

	Six Months Ended June 30,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$219.4	70%	$220.1	66%
Property Specialty - Treaty	27.2	9	25.6	8
Other Specialty - Treaty	43.0	14	62.5	19
Property and Specialty Individual Risk	23.6	7	23.3	7

Gross premiums written	313.2	100%	331.5	100%
Reinsurance premiums ceded	(36.2)		(10.3)
Net premiums written	$277.0		$321.2

Gross premiums written within Montpelier Bermuda during the second quarter of 2011 totaled $155.4 million, an increase of $7.3 million, or 5%, over the second quarter of 2010.  The largest driver of this increase was within our Property Catastrophe - Treaty line of business, which increased by $8.2 million, or 8%, primarily as a result of improved pricing on U.S. catastrophe exposed excess-of-loss contracts.

Gross premiums written during the first half of 2011 decreased by $18.3 million, or 6%, as compared to the first half of 2010. This decrease related primarily to our Other Specialty - Treaty line of business, which reflected the non-renewal of a few large marine and casualty contracts during the first quarter of 2011. Additionally, the first quarter of 2010 included the transfer of a large engineering contract into our Other Specialty - Treaty line of business, a one-off transaction that further increased the variance to 2011.

Premiums written in the second quarter of 2011 and 2010 included reinstatements of $3.8 million and $1.6 million, respectively.  The second quarter 2011 reinstatement premiums were mainly attributable to U.S. flood, hail, tornado and wind events. Premiums written during the first half of 2011 and 2010 included reinstatements of $11.4 million and $8.2 million, respectively. The year-to-date reinstatement premiums were mainly attributable to the first quarter 2011 Japan and New Zealand earthquakes, in addition to the second quarter 2011 U.S. events, and the first quarter 2010 Chile earthquake. The level of reinstatement premiums received in future periods is dependent upon the occurrence of losses.

Montpelier Bermuda ceded $18.2 million and $1.7 million in reinsurance premiums, respectively, during the three month periods ended June 30, 2011 and 2010, and $36.2 million and $10.3 million during the six month periods ended June 30, 2011 and 2010, respectively.  Montpelier Bermuda purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Various other factors will also continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, Montpelier Bermuda purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Net Premiums Earned

Net premiums earned within Montpelier Bermuda during the three and six month periods ended June 30, 2011 were $92.5 million and $192.8 million, respectively, versus $101.3 million and $212.4 million, respectively, for the three and six month periods ended June 30, 2010.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Bermuda’s loss and LAE reserve activities for the three and six month periods ended June 30,  2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Gross unpaid loss and LAE reserves - beginning	$740.2	$620.7	$583.1	$569.4
Reinsurance recoverable on unpaid losses - beginning	(59.3)	(60.5)	(54.0)	(63.1)
Net unpaid loss and LAE reserves - beginning	680.9	560.2	529.1	506.3

Losses and LAE incurred:
Current year losses	52.7	49.5	258.8	157.5
Prior year losses	(10.9)	(30.6)	(26.6)	(55.1)
Total losses and LAE incurred	41.8	18.9	232.2	102.4

Losses and LAE paid and approved for payment	(48.2)	(38.9)	(86.8)	(68.5)

Net unpaid loss and LAE reserves - ending [1]	674.5	540.2	674.5	540.2
Reinsurance recoverable on unpaid losses - ending	59.4	59.8	59.4	59.8
Gross unpaid loss and LAE reserves - ending [1]	$733.9	$600.0	$733.9	$600.0

[1] Montpelier Bermuda’s ending gross and net loss and LAE reserves include $9.9 million of loss reserves assumed from Montpelier Syndicate 5151 pursuant to an intercompany reinsurance contract, the effects of which are eliminated in consolidation.

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the three and six month periods ended June 30,  2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss and LAE ratio - current year	57.0%	48.9%	134.2%	74.1%
Loss and LAE ratio - prior year	(11.8)%	(30.2)%	(13.8)%	(25.9)%

Loss and LAE ratio	45.2%	18.7%	120.4%	48.2%

Three month periods ended June 30, 2011 and 2010

Current Year Loss and LAE events

During the second quarter of 2011 and 2010, Montpelier Bermuda experienced $52.7 million and $49.5 million in net current year loss and LAE, respectively. The largest contributors to the second quarter 2011 net losses were the U.S. flood, hail, tornado and wind events, which generated $33.1 million of aggregate net current year loss and LAE. Foreign exchange transaction losses recognized during the 2011 second quarter relating to current year loss reserve movements caused a further $4.0 million of net loss.  Partially offsetting these 2011 second quarter current year net losses was $6.2 million in net favorable development on current year loss and LAE reserves associated with the first quarter 2011 New Zealand and Japan earthquakes.

Significant current year net losses and LAE incurred during the second quarter of 2010 included the Deepwater Horizon oil rig explosion and fire, which generated $20.0 million of net loss.

Prior Year Loss and LAE development

During the second quarter of 2011, Montpelier Bermuda experienced $10.9 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•      Casualty losses incurred during 2005 and 2006 ($4.8 million decrease, $4.1 million of which related specifically to the medical malpractice class of business),

•      2005 hurricanes ($1.7 million decrease).

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

During the second quarter of 2010, Montpelier Bermuda experienced $30.6 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•      2008 individual risk property loss ($10.7 million decrease),

•      2004 and 2005 catastrophes ($6.0 million decrease),

•      Casualty losses ($5.9 million decrease), most of which relates to medical malpractice contracts written between 2003 and 2008,

•      Commutation of a proportional contract ($1.5 million decrease),

•      2009 European Windstorm Klaus ($1.3 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

Six month periods ended June 30, 2011 and 2010

Current Year Loss and LAE events

During the first half of 2011 and 2010, Montpelier Bermuda experienced $258.8 million and $157.5 million in net current year loss and LAE, respectively. In addition to the U.S. flood, hail, tornado and wind events that occurred during the second quarter as discussed above, the largest contributors were the New Zealand and Japan earthquakes that occurred during the first quarter of 2011, which generated $167.3 million of current year net loss and LAE during the first half of 2011.

Significant current year net losses incurred during the first half of 2010 included the Chilean earthquake, which represented a net loss to Montpelier Bermuda of $75.2 million, and the Deepwater Horizon oil rig explosion and fire as previously discussed.

Prior Year Loss and LAE development

During the six month period ended June 30, 2011, Montpelier Bermuda experienced $26.6 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•      Casualty reserves, primarily related to years 2007 and prior ($7.2 million reserve decrease),

•      2005 hurricanes ($2.7 million decrease, $1.7 of which was recorded in the second quarter of 2011),

•      2004 hurricanes ($1.3 million reserve decrease),

•      A non-catastrophe property loss that occurred during 2008 ($1.0 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the six month period ended June 30, 2010, Montpelier Bermuda experienced $55.1 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•      Casualty reserves ($8.6 million decrease, $5.9 million of which was recorded in the second quarter of 2010),

•      Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($3.4 million decrease). This decrease related to several loss events,

•      2009 European Windstorm Klaus ($2.4 million decrease, $1.3 million of which was recorded in the second quarter of 2010),

•      2007 European Windstorm Kyrill and U.K. floods ($1.9 million decrease),

•      2008 European Windstorm Emma ($1.5 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Acquisition costs	$12.1	$14.1	$25.7	$28.6
Acquisition cost ratio	13.1%	13.9%	13.3%	13.5%

General and administrative expenses	$10.0	$4.5	$19.0	$15.5
General and administrative expense ratio	10.8%	4.4%	9.9%	7.3%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable. Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Increases (decreases) in profit commissions, which are accrued based on the estimated results of the subject contract, totaled $(0.2) million and $0.1 million for the three month periods ended June 30, 2011 and 2010, respectively, and $1.5 million and $1.1 million for the six month periods ended June 30, 2011 and 2010, respectively.  Relatively few of our assumed reinsurance contracts contain profit commission clauses and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

Montpelier Bermuda’s acquisition cost ratio for the three month period ended June 30, 2011, inclusive and exclusive of profit commission expense, decreased slightly as compared to the second quarter of 2010 primarily as a result of an increase in commission revenue earned on purchased reinsurance contacts.  The acquisition cost ratio for the first half of 2011 was largely consistent with that of the first half of 2010.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2011	2010	2011	2010

Operating expenses	$9.2	$3.0	$17.6	$12.3
Incentive compensation expenses	0.8	1.5	1.4	3.2

General and administrative expenses	$10.0	$4.5	$19.0	$15.5

Montpelier Bermuda’s operating expenses during the 2011 periods were up significantly from those of the 2010 periods but were largely unchanged when considering that the 2010 periods include a $5.2 million one-time benefit from the settlement of a reinsurance dispute with MPCL. See Note 3.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  The decrease in Montpelier Bermuda’s incentive compensation expenses incurred during the three and six month periods ended June 30, 2011, versus the comparable 2010 periods is primarily the result of the increased loss activity experienced during 2011.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Gross premiums written	$57.6	$52.5	$141.4	$135.5
Ceded reinsurance premiums	(14.0)	(14.2)	(22.2)	(18.4)
Net premiums written	43.6	38.3	119.2	117.1
Change in net unearned premiums	3.4	0.3	(18.3)	(37.9)
Net premiums earned	47.0	38.6	100.9	79.2

Loss and LAE - current year losses	(56.5)	(26.2)	(121.8)	(81.9)
Loss and LAE - prior year losses	7.2	8.6	25.6	8.1
Acquisition costs	(11.3)	(7.4)	(19.7)	(13.8)
General and administrative expenses	(7.3)	(8.6)	(14.5)	(17.5)
Underwriting income (loss)	$(20.9)	$5.0	$(29.5)	$(25.9)

Loss and LAE ratio	104.9%	45.6%	95.3%	93.2%
Acquisition cost ratio	24.0%	19.2%	19.5%	17.4%
General and administrative expense ratio	15.5%	22.3%	14.4%	22.1%

GAAP combined ratio	144.4%	87.1%	129.2%	132.7%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s premium writings, by line of business, for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$4.6	8%	$5.5	11.0%
Property Specialty - Treaty	0.6	1	4.7	9.0
Other Specialty - Treaty	18.6	32	14.9	28.0
Property and Specialty Individual Risk	33.8	59	27.4	52.0

Gross premiums written	57.6	100%	52.5	100%
Reinsurance premiums ceded	(14.0)		(14.2)
Net premiums written	$43.6		$38.3

	Six Months Ended June 30,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$30.1	21%	$35.7	26%
Property Specialty - Treaty	4.6	3	11.8	9
Other Specialty - Treaty	38.8	28	37.2	27
Property and Specialty Individual Risk	67.9	48	50.8	38

Gross premiums written	141.4	100%	135.5	100%
Reinsurance premiums ceded	(22.2)		(18.4)
Net premiums written	$119.2		$117.1

Gross premiums written within Montpelier Syndicate 5151 during the second quarter of 2011 totaled $57.6 million, an increase of $5.1 million, or 10%, over the second quarter of 2010.  The largest driver of this increase was within our Property and Speciality Individual Risk line of business, which increased by $6.4 million, or 23%, primarily as a result of the continued growth of marine business written at Syndicate 5151.  Partially offsetting the increase in marine business was a $4.1 million reduction in gross premiums written in our Property Specialty - Treaty line of business.  Most of this reduction relates to property quota-share business previously written by MUI, Montpelier Syndicate 5151’s U.S.-based coverholder, that was either not renewed or was transferred to Montpelier Bermuda.

Gross premiums written during the first half of 2011 increased by $5.9 million, or 4%, as compared to the first half of 2010. This increase related primarily to increase in marine business written within our Property and Specialty Individual Risk line of business.

Premiums written in the second quarter of 2011 and 2010 included reinstatements of $0.4 million and $1.3 million, respectively.  Premiums written during the first half of 2011 and 2010 included reinstatements of $9.5 million and $6.4 million, respectively. The year-to-date reinstatement premiums were mainly attributable to the first quarter 2011 Japan and New Zealand earthquakes and the first quarter 2010 Chile earthquake. The level of reinstatement premiums received in future periods is dependent upon the occurrence of losses.

Montpelier Syndicate 5151 ceded $14.0 million and $14.2 million in reinsurance premiums, respectively, during the three month periods ended June 30, 2011 and 2010, and $22.2 million and $18.4 million during the six month periods ended June 30, 2011 and 2010, respectively. Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.  Various other factors will also continue to affect Montpelier Syndicate 5151’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Syndicate 5151’s reinsurance purchases to date have represented prospective cover; that is, Montpelier Syndicate 5151 purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 were $47.0 million and $38.6 million during the three month periods ended June 30, 2011 and 2010, respectively, and $100.9 million and $79.2 million during the six month periods ended June 30, 2011 and 2010, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Syndicate 5151’s loss and LAE reserve activities for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Gross unpaid loss and LAE reserves - beginning	$207.7	$139.0	$166.4	$96.0
Reinsurance recoverable on unpaid losses - beginning	(3.3)	(0.6)	(2.6)	(0.5)
Net unpaid loss and LAE reserves - beginning	204.4	138.4	163.8	95.5

Losses and LAE incurred:
Current year losses	56.5	26.2	121.8	81.9
Prior year losses	(7.2)	(8.6)	(25.6)	(8.1)
Total losses and LAE incurred	49.3	17.6	96.2	73.8

Net impact of foreign currency movements	(1.1)	(0.3)	5.0	(6.2)

Losses and LAE paid and approved for payment	(14.7)	(8.2)	(27.1)	(15.6)

Net unpaid loss and LAE reserves - ending	237.9	147.5	237.9	147.5
Reinsurance recoverable on unpaid losses - ending [1]	17.4	4.2	17.4	4.2

Gross unpaid loss and LAE reserves - ending [1]	$255.3	$151.7	$255.3	$151.7

[1] Montpelier Syndicate 5151’s ending reinsurance recoverable and gross ending loss and LAE reserves include $9.9 million of reserves ceded to Montpelier Bermuda pursuant to an intercompany reinsurance contract, the effects of which are eliminated in consolidation.

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE ratios for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss and LAE ratio - current year	120.2%	67.9%	120.7%	103.4%
Loss and LAE ratio - prior year	(15.3)%	(22.3)%	(25.4)%	(10.2)%

Loss and LAE ratio	104.9%	45.6%	95.3%	93.2%

Three month periods ended June 30, 2011 and 2010

Current Year Loss and LAE events

During the second quarter of 2011 and 2010, Montpelier Syndicate 5151 experienced $56.5 million and $26.2 million, respectively, in net current year loss and LAE.

The largest contributors to Montpelier Syndicate 5151’s second quarter 2011 current year net loss and LAE were as follows:

•                  U.S. flood, hail, tornado and wind events ($3.6 million),

•                  An individual risk loss within the recycling class of business ($3.6 million),

•                  A loss within the marine hull class of business ($3.5 million).

Also affecting Montpelier Syndicate 5151’s net loss and LAE incurred during the second quarter of 2011 was a $10.6 million increase in its current year estimate of ultimate net losses associated with the Japan and New Zealand earthquakes that occurred during the first quarter of 2011.

The majority of current year losses and LAE incurred by Montpelier Syndicate 5151 during the second quarter of 2010 represented IBNR as there were no individually significant loss events experienced by Montpelier Syndicate 5151 during the period.

Prior Year Loss and LAE development

During the second quarter of 2011 Montpelier Syndicate 5151 experienced $7.2 million in net favorable development on prior year loss and LAE reserves relating primarily to lower-than-expected claims development in the following areas:

•                  Individual risk losses relating to prior years underwritten by MUI ($3.3 million decrease),

•                  Marine losses relating to prior years ($2.1 million decrease).

During the second quarter of 2010 Montpelier Syndicate 5151 experienced $8.6 million in net favorable development on prior year loss and LAE reserves. The 2010 net favorable development was due to lower-than-expected claims development across all lines of business.

Six month periods ended June 30, 2011 and 2010

Current Year Loss and LAE events

During the first half of 2011 and 2010, Montpelier Syndicate 5151 experienced $121.8 million and $81.9 million, respectively, in net current year loss and LAE.  In addition to the loss events that occurred during the second quarter of 2011 described above, during the first half of 2011 Montpelier Syndicate 5151 also incurred $45.3 million of net losses generated by New Zealand and Japan earthquakes.

The losses incurred at Montpelier Syndicate 5151 during the first half of 2010 include $30.0 million related to the Chilean earthquake.

Prior Year Loss and LAE development

During the first half of 2011, Montpelier Syndicate 5151 experienced $25.6 million in net favorable development on prior year loss and LAE reserves. In addition to the development described above that occurred during the second quarter of 2011, the favorable development that occurred during the six month period ended June 30, 2011 related primarily to the following:

•                  Non-catastrophe property IBNR recorded during 2010 and 2009 (decreases of $6.1 million and $2.9 million, respectively),

•                  2010 Australian floods ($3.7 million decrease),

•                  Net foreign exchange transaction gains, recorded as a decrease in loss and loss adjustment expenses, relating to prior year loss and LAE reserves ($3.0 million decrease),

•                  Partial subrogation of a 2010 marine loss ($1.2 million decrease).

During the first half of 2010, Montpelier Syndicate 5151 recorded $8.1 million of favorable development relating to prior year losses.  The 2010 net favorable development was due to lower-than-expected claims development across all lines of business.

Net Impact of Foreign Currency Movements on Loss and LAE Reserves

In addition to the net foreign exchange transaction gains and losses experienced on prior year loss and LAE reserves described above, Montpelier Syndicate 5151 also recognized net foreign exchange translation gains (losses) related to its current and prior year loss and LAE reserves of $1.1 million and $0.3 million during the three month periods ended June 30, 2011 and 2010, respectively, and $(5.0) million and $6.2 million during the six month periods ended June 30, 2011 and 2010, respectively. Montpelier Syndicate 5151’s foreign currency transaction gains (losses) are incorporated in its underwriting results (including its underwriting ratios) as a decrease (increase) in its loss and loss adjustment expenses incurred.  Montpelier Syndicate 5151’s foreign currency translation gains (losses), which are a component of its  comprehensive income (loss), do not impact its underwriting results.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Acquisition costs	$11.3	$7.4	$19.7	$13.8
Acquisition cost ratio	24.0%	19.2%	19.5%	17.4%

General and administrative expenses	$7.3	$8.6	$14.5	$17.5
General and administrative expense ratio	15.5%	22.3%	14.4%	22.1%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate. Profit commissions for Montpelier Syndicate 5151 totaled $0.6 million and $0.7 million during the three month periods ended June 30, 2011 and 2010, respectively, and $1.2 million and $0.7 million during the first half of 2011 and 2010, respectively.

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

Montpelier Syndicate 5151 recorded increases (reductions) in its premium deficiency of $1.1 million and $(0.1) million during the three month periods ended June 30, 2011 and  2010, respectively, and $0.9 million and $(0.2) million during the six month periods ended June 30, 2011 and 2010, respectively.

Absent profit commissions and premium deficiency adjustments, Montpelier Syndicate 5151’s acquisition cost ratio increased slightly during the three and six month periods ended June 30, 2011, as compared to the comparable 2010 periods, as a result of the growth in our marine business, which is written with a higher acquisition cost per dollar than many of our other lines of business.  This increase was partially offset by an increase in commission revenue earned  on outward reinsurance purchases.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2011	2010	2011	2010

Operating expenses	$6.8	$7.3	$13.5	$14.5
Incentive compensation expenses	0.5	1.3	1.0	3.0

General and administrative expenses	$7.3	$8.6	$14.5	$17.5

Montpelier Syndicate 5151’s operating expenses consist mainly of: (i) salaries, employee benefits and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland; (ii) intercompany allocations of information technology and risk modeling expenses; and (iii) fees from Lloyd’s.

The decrease in Montpelier Syndicate 5151’s operating expenses experiences during the three and six month periods ended June 30 2011, as compared to the comparable 2010 periods, related primarily to decreased salary expenses at MUI and lower valued-added tax costs at Montpelier Syndicate 5151’s London operations.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  The decrease in Montpelier Syndicate 5151’s incentive compensation expenses incurred during the three and six month periods ended June 30, 2011, versus the comparable 2010 periods is primarily the result of the increased loss activity experienced during 2011.

MUSIC

Underwriting results for MUSIC for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2011	2010	2011	2010

Gross premiums written	$15.5	$11.7	$28.4	$20.3
Reinsurance premiums ceded	(2.0)	(0.4)	(3.8)	(0.7)
Net premiums written	13.5	11.3	24.6	19.6
Change in unearned premiums	(0.6)	(2.9)	0.2	(4.4)
Net premiums earned	12.9	8.4	24.8	15.2

Loss and LAE — current year losses	(14.9)	(7.3)	(25.5)	(11.9)
Loss and LAE — prior year losses	1.6	0.2	1.1	0.3
Acquisition costs	(2.9)	(1.9)	(5.6)	(3.4)
General and administrative expenses	(2.2)	(2.7)	(4.7)	(5.1)

Underwriting loss	$(5.5)	$(3.3)	$(9.9)	$(4.9)

Loss and LAE ratio	103.1%	84.5%	98.4%	76.3%
Acquisition cost ratio	22.5%	22.6%	22.6%	22.4%
General and administrative expense ratio	17.1%	32.1%	19.0%	33.6%

GAAP combined ratio	142.7%	139.2%	140.0%	132.3%

Premiums written and earned

MUSIC’s gross premiums written, all of which relate to the Property and Specialty Individual Risk line of business, have been continually increasing since MUSIC’s inception in 2007.  Ceded reinsurance premiums recorded during the three and six month periods ended June 30, 2011 and 2010 include amounts ceded to Montpelier Syndicate 5151 as part of an inter-segment excess-of-loss reinsurance agreement. See “Corporate and Other” under this Item 2.

Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes MUSIC’s loss and LAE reserve activities for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Gross unpaid loss and LAE reserves - beginning	$43.0	$19.7	$35.1	$15.4
Reinsurance recoverable on unpaid losses - beginning	(6.1)	(6.7)	(5.8)	(6.0)
Net unpaid loss and LAE reserves - beginning	36.9	13.0	29.3	9.4

Losses and LAE incurred:
Current year losses	14.9	7.3	25.5	11.9
Prior year losses	(1.6)	(0.2)	(1.1)	(0.3)
Total losses and LAE incurred	13.3	7.1	24.4	11.6

Losses and LAE paid and approved for payment	(5.3)	(1.9)	(8.8)	(2.8)

Net unpaid loss and LAE reserves - ending	44.9	18.2	44.9	18.2
Reinsurance recoverable on unpaid losses - ending	6.9	6.1	6.9	6.1

Gross unpaid loss and LAE reserves - ending	$51.8	$24.3	$51.8	$24.3

The following table summarizes MUSIC’s net loss and LAE ratios for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss and LAE ratio - current year	115.5%	86.9%	102.8%	78.3%
Loss and LAE ratio - prior year	(12.4)%	(2.4)%	(4.4)%	(2.0)%

Loss and LAE ratio	103.1%	84.5%	98.4%	76.3%

MUSIC’s current year loss ratio increased significantly during the three and six month periods ended June 30, 2011 versus the comparable 2010 periods. These increases were largely driven by (i) four large property claims representing a total of $1.7 million in reported losses recorded during the first three months of 2011 and (ii) $3.1 million of loss and LAE caused by the U.S. storms that occurred during the second quarter of 2011.

MUSIC experienced favorable prior year loss reserve development of $1.6 million and $1.1 million during the three and six month periods ended June 30, 2011, respectively, and $0.2 million and $0.3 million during the three and six month periods ended June 30, 2010, respectively. This favorable development related to primarily MUSIC’s casualty classes of business.

MUSIC’s gross ending unpaid loss and LAE reserves and reinsurance recoverables on unpaid losses include $6.3 million and $5.8 million of remaining Acquired Reserves at June 30, 2011 and December 31, 2010, respectively.  MUSIC holds a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best, which collectively support the Acquired Reserves. In addition, Montpelier has a full indemnity from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

The following table summarizes MUSIC’s underwriting expenses during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Acquisition costs	$2.9	$1.9	$5.6	$3.4
Acquisition cost ratio	22.5%	22.6%	22.6%	22.4%

General and administrative expenses	$2.2	$2.7	$4.7	$5.1
General and administrative expense ratio	17.1%	32.1%	19.0%	33.6%

MUSIC incurred acquisition costs of $2.9 million and $1.9 million during the second quarters of 2011 and 2010, respectively, and $5.6 million and $3.4 million during the first half of 2011 and 2010, respectively. The increases in MUSIC’s acquisition costs during these periods were largely consistent with the increases in MUSIC’s net earned premiums as evidenced by its consistent acquisition cost ratios.

MUSIC’s general and administrative expenses represent both operating and incentive compensation expenses. Its operating expenses consist of: (i) salaries, employee benefits and premises expenses; and (ii) intercompany allocations of information technology and other centrally-managed expenses.  The decrease in general and administrative expenses during the three and six month periods ended June 30, 2011 as compared to the comparable 2010 periods is primarily the result of a reduction in centrally-managed expenses allocated to MUSIC during the 2011 periods.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  The decrease in MUSIC’s incentive compensation expenses incurred during the three and six month periods ended June 30, 2011, versus the comparable 2010 periods is primarily the result of the increased loss activity experienced during 2011.

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

Our Corporate and Other results for the three  and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2011	2010	2011	2010

Gross premiums written	$(11.3)	$(12.8)	$(11.7)	$(13.0)
Reinsurance premiums ceded	11.3	12.8	11.7	13.0
Net premiums written	—	—	—	—
General and administrative expenses	(6.0)	(6.0)	(11.3)	(12.8)
Underwriting loss	$(6.0)	$(6.0)	$(11.3)	$(12.8)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of inter-segment excess-of-loss reinsurance arrangements between Montpelier Syndicate 5151 and MUSIC. The premiums associated with these inter-segment arrangements during the three  and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$10.9	$—	$10.9	$10.9	$—	$10.9
Montpelier Syndicate 5151	0.4	(10.9)	(10.5)	0.8	(10.9)	(10.1)
MUSIC	—	(0.4)	(0.4)	—	(0.8)	(0.8)
Total inter-segment premiums	$11.3	$(11.3)	$—	$11.7	$(11.7)	$—

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$12.4	$—	$12.4	$12.4	$—	$12.4
Montpelier Syndicate 5151	0.4	(12.4)	(12.0)	0.6	(12.4)	(11.8)
MUSIC	—	(0.4)	(0.4)	—	(0.6)	(0.6)
Total inter-segment premiums	$12.8	$(12.8)	$—	$13.0	$(13.0)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three  and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2011	2010	2011	2010

Operating expenses	$5.0	$3.8	$9.6	$8.3
Incentive compensation expenses	1.0	2.2	1.7	4.5

General and administrative expenses	$6.0	$6.0	$11.3	$12.8

Corporate and Other’s operating expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company. The increase in 2011 operating expenses, as compared to those of 2010, relates primarily to higher risk management expenditures as well as an increase in centrally-managed expenses allocated to Corporate and Other.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  The decrease in Corporate and Other’s incentive compensation expenses incurred during the three and six month periods ended June 30, 2011, versus the comparable 2010 periods is primarily the result of the increased loss activity experienced during 2011.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010

Investment income	$18.3	$22.2	$37.0	$43.0
Investment expenses	(1.2)	(1.9)	(2.4)	(4.2)
Net investment income	17.1	20.3	34.6	38.8

Net realized investment gains	5.1	9.3	12.2	22.2
Net unrealized investment gains (losses)	4.3	(0.7)	13.8	15.2
Net foreign exchange transaction gains (losses) on cash and investments	1.5	(0.5)	0.2	2.8
Net foreign exchange translation gains (losses) on cash and investments	(0.7)	0.4	6.5	(8.0)
Reclassification of inception-to-date net unrealized gains - Symetra	—	—	—	(2.6)
Total return ($)	$27.3	$28.8	$67.3	$68.4

Weighted average investment portfolio value, including cash	$2,881.8	$2,624.2	$2,802.9	$2,618.7
Total return on cash and investments (%)	1.0%	1.1%	2.4%	2.6%

Our total return on cash and investments for the three and six month periods ended June 30, 2011 was lower than that of the comparable 2010 periods due to net foreign exchange and investment gains only partially offsetting decreases in net investment income.

Our investment income during the 2011 periods was lower than that of the 2010 periods, despite higher weighted average investment portfolio values, due to declines in short-term interest rates. Investment expenses during the 2011 periods were significantly lower than those incurred during the 2010 periods due mainly to changes in the allocation of invested balances among our investment managers.

During the second quarter of 2011 we experienced $9.4 million of net realized and unrealized investment gains consisting of $17.9 million in net realized and unrealized gains from our fixed maturity portfolio, $4.4 million in net realized and unrealized losses from our equity portfolio and $4.1 million in net realized and unrealized losses from our other investments. During the second quarter of 2010 we experienced $8.6 million of net realized and unrealized investment gains consisting of $15.3 million in net realized and unrealized gains from our fixed maturity portfolio, $8.7 million in net realized and unrealized losses from our equity portfolio and $2.0 million in net realized and unrealized gains from our other investments.

During the first half of 2011 we experienced $26.0 million of net realized and unrealized investment gains consisting of $21.2 million in net realized and unrealized gains from our fixed maturity portfolio, $8.2 million in net realized and unrealized gains from our equity portfolio and $3.4 million in net realized and unrealized losses from our other investments. During the first half of 2010 we experienced $37.4 million of net realized and unrealized investment gains consisting of $32.9 million in net realized and unrealized gains from our fixed maturity portfolio, $1.0 million in net realized and unrealized losses from our equity portfolio and $5.5 million in net realized and unrealized gains from our other investments.

The fixed maturity gains we experienced during the periods presented were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries.

The equity portfolio gains and losses we experienced during the periods presented were consistent with trends experienced by the U.S. equity market as a whole, as measured by the S&P 500 Index.

The other investment losses we experienced during the 2011 periods reflect an unrealized loss that was recorded during the second quarter associated with a private investment fund. The other investment gains we experienced during the 2010 periods were due primarily to strong performance from fixed maturity investments and bank loans held within our other investments.

We experienced net foreign exchange gains (losses) on cash and investments of $0.8 million and $(0.1) million during the second quarter of 2011 and 2010, respectively, and $6.7 million and $(5.2) million during the first half of 2011 and 2010, respectively. The foreign exchange gains (losses) during the periods were due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which certain of our cash balances and investments are denominated, mainly the British pound, the European Union euro and the Canadian dollar.

During the first quarter of 2010 we reclassified the cumulative net appreciation associated with our investment in Symetra, which totaled $2.6 million at January 1, 2010, from other comprehensive income to net unrealized investment gains on the Company’s consolidated statements of operations and moved that investment from our other investment portfolio to our equity portfolio.

As of June 30, 2011, December 31, 2010 and June 30, 2010, our Level 3 investments measured at fair value, as defined in GAAP, totaled $82.4 million (or 3.3%), $85.2 million (or 3.4%) and $99.9 million (or 4.2%) of our total invested assets measured at fair value, respectively. Our investments classified as Level 3 as of June 30, 2011, December 31, 2010 and June 30, 2010, primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the three  and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2011	2010	2011	2010

Net foreign exchange transaction gains (losses) on cash and investments	$1.5	$(0.5)	$0.2	$2.8
Net foreign exchange transaction gains (losses) on insurance balances	0.8	(5.4)	0.1	(1.6)

Net foreign exchange gains (losses)	$2.3	$(5.9)	$0.3	$1.2

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction gains (losses) on cash and investments.

Our net foreign exchange transaction gains (losses) on insurance and reinsurance balances represent realized gains and losses, primarily resulting from premiums receivable by Montpelier Bermuda in currencies other than the U.S. dollar and from cash and premiums receivable by Montpelier Syndicate 5151 in currencies other than the British pound. These transaction gains and losses do not include fluctuations associated with our loss and LAE, which we record as favorable or (unfavorable) loss reserve development, and certain foreign currency exchange agreements we enter into in order to mitigate the financial effects of these foreign exchange rate fluctuations. See Note 6.

Net Expense From Derivative Instruments

Our net income (expense) from derivative instruments during the three month periods ended June 30, 2011 and 2010, was $3.9 million and $(5.2) million, respectively, and during the six month periods ended June 30, 2011 and 2010 was $3.3 million and $(8.1) million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is comprised of: (i) services provided to third parties consisting of commissions earned by PUAL and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; and (ii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms. The following table summarizes our other revenue for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2011	2010	2011	2010

Services provided to third parties	$0.1	$—	$0.3	$0.2
Interest on funds advanced and other	—	—	(0.2)	—
Other revenue	$0.1	$—	$0.1	$0.2

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2011	2010	2011	2010

Interest expense - Senior Notes	$3.5	$3.5	$7.0	$7.0
Interest expense - Trust Preferred Securities	1.1	2.2	3.2	4.3
Letter of credit and trust fees	0.3	0.4	0.6	1.3
Interest and other financing expenses	$4.9	$6.1	$10.8	$12.6

The reduction in interest expense during the 2011 periods, versus that of the 2010 periods, is due to the Trust Preferred Securities becoming a floating rate obligation on March 30, 2011 in accordance with its terms. The Trust Preferred Securities bore interest at a fixed rate of 8.55% per annum through March 30, 2011, and accrue interest thereafter at a floating rate of 3-month LIBOR plus 380 basis points (4.107% for the period from March 30, 2011 to June 29, 2011). See Note 5.

The reduction in letter of credit and trust fees we experienced during the first half of 2011 was the result of the Lloyd’s Capital Trust and the Reinsurance Trust replacing non-renewed letter of credit facilities.  The Lloyd’s Capital Trust became effective in March 2010 and the Reinsurance Trust became effective in September 2010. See Note 4.

Income Taxes

During the three month periods ended June 30, 2011 and 2010, we recorded an income tax expense of $0.5 million and $1.3 million, respectively, and during the six month periods ended June 30, 2011 and 2010, we recorded an income tax benefit of $0.6 million and $0.6 million, respectively. These income taxes were associated primarily with our U.K. operations. See Note 14.

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

During the three month periods ended June 30, 2011 and 2010, our U.K. operations had pretax income (losses) of $(5.6) million and $3.7 million, respectively, and during the six month periods ended June 30, 2011 and 2010, these operations had pretax losses of $10.7 million and $3.1 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize these assets, we have established an offsetting U.K. deferred tax asset valuation allowance against our existing deferred tax asset at June 30, 2011.  As of December 31, 2010, these operations had a net U.K. deferred tax liability of $0.6 million.

During the three month periods ended June 30, 2011 and 2010, our U.S. operations had pretax losses of $1.1 million and $4.6 million, respectively, and during the six month periods ended June 30, 2011 and 2010, these operations had  pretax losses of $3.5 million and $7.9 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize these assets, we have established offsetting U.S. deferred tax asset valuation allowances against its existing deferred tax assets at June 30, 2011 and December 31, 2010.

During the three and six month periods ended June 30, 2011 and 2010, the income taxes relating to our Switzerland operations totaled less than $0.1 million.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to common shareholders and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $0.10 per Common Share per quarter and our Preferred Shares have a stated dividend rate of 8.875% per year. Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of June 30, 2011, our fixed maturities had an average credit quality of “AA+” (Very Strong) by Standard & Poor’s and an average duration of 2.8 years. If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of June 30, 2011, our sources of immediate and unencumbered liquidity consisted of: (i) $275.0 million of cash and cash equivalents; (ii) $85.2 million in highly liquid fixed maturity investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $454.4 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.  We also believe that we have additional liquidity within our portfolio of equity securities.

We anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of June 30, 2011 and December 31, 2010:

	June 30,	Dec. 31,
(Millions)	2011	2010

Senior Notes, at face value	$228.0	$228.0
Trust Preferred Securities	100.0	100.0
Total Debt	$328.0	$328.0

Preferred Shareholders’ Equity	150.0	—
Common Shareholders’ Equity	1,470.2	1,628.8
Total Capital	$1,948.2	$1,956.8

Our total capital decreased by $8.6 million during the six month period ended June 30, 2011 as a result of our recording a comprehensive loss of $79.3 million, issuing $150.0 million of Preferred Shares, recognizing $2.6 million of additional paid-in capital through the amortization and issuances of share-based compensation, incurring $4.6 million in Preferred Share issuance costs, declaring $14.8 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $62.5 million of Common Shares.

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

Our Trust Preferred Securities mature on March 30, 2036, but are redeemable at our option at par.  We currently have no intention of redeeming our Trust Preferred Securities.

Neither the Senior Notes, the Trust Preferred Securities nor the Preferred Shares contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

We issued the Preferred Shares on May 10, 2011.  The net proceeds associated with the offering of $145.4 million were used for general corporate purposes and, in particular, to support the underwriting activities of the Company’s insurance and reinsurance subsidiaries.

We may need to raise additional capital in the future, through the issuance of debt, equity or hybrid securities, in order to, among other things, write new business, pay significant losses, respond to, or comply with, any changes in the capital requirements that rating agencies or various regulatory bodies use to evaluate us, acquire new businesses, invest in existing businesses or to refinance our existing obligations.

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are more unfavorable to holders of Common Share than those contained within our current capital structure. More specifically, any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to our existing holders of Common Shares.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, financial condition and operating results could be adversely affected.

Letter of Credit Facilities and Trusts

In the normal course of our business, we maintain letter of credit facilities and trust arrangements as a means of providing collateral and/or statutory credit to certain of our constituents. These letter of credit facilities are secured by collateral accounts containing cash and investments.

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of June 30, 2011 and December 31, 2010, our debt to capital ratio was 12.3% (which, as defined in such agreements, is the ratio of the amount of the Senior Notes outstanding divided by the sum of the amount of the Senior Notes outstanding and our shareholders’ equity) and Montpelier Re’s A.M. Best financial strength rating was “A-”.

On June 17, 2011, we entered into a new $250.0 million 364-Day Letter of Credit Reimbursement and Pledge Agreement for the provision of a secured letter of credit facility. This facility is subject to an annual commitment fee of 0.45% on drawn balances and 0.10% on undrawn balances.

Effective June 9, 2011, our $500.0 million Syndicated 5-Year Facility (I) expired under its terms.

Effective August 4, 2010, our $225.0 million Syndicated Facility: Tranche B expired under its terms.

Effective April 1, 2010, the annual commitment fee for our Bilateral facility was increased from 0.20% to 0.40%.  This commitment fee is charged on drawn balances only.

Effective March 31, 2010, we voluntarily terminated our $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing Lloyd’s FAL requirements.

During the first six months of 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York. Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statutes as and when they may be adopted in other states.

In September 2010, Montpelier Re established the Reinsurance Trust for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as an alternative means of providing statutory credit to Montpelier Re’s cedants.  As of June 30, 2011, Montpelier Re was granted authorized or trusteed reinsurer status in 43 states and the District of Columbia and is currently seeking approval in all remaining states.

See Note 5 for detailed information concerning each of our letter of credit facilities and trust arrangements.

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

Montpelier Re

Montpelier Re is currently rated “A-” by A.M. Best (Excellent, with a positive outlook), “A-” by Standard & Poor’s (Strong, with a stable outlook) and “A-” by Fitch Ratings Ltd. (Strong, with a positive outlook).  “A-” is the fourth highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings and “A-” is the seventh highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

MUSIC

MUSIC is currently rated “A-” by A.M. Best (Excellent, with a positive outlook).  In the event that Montpelier Re or MUSIC is downgraded below “A-” by A.M. Best, our ability to write business through MUSIC could be adversely affected.

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures each constitute off-balance sheet arrangements. Excluding these off-balance sheet derivative transactions, as of June 30, 2011, we are not party to any other off-balance sheet transactions that we believe are material to our investors.

Cash Flows

For the six month period ended June 30, 2011

Our cash flows provided from operations totaled $118.7 million which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

Our cash flows used for investing activities totaled $2.8 million, resulting from the following:

•               we paid $41.7 million from net purchases of fixed maturity investments,

•               we received $19.2 million from net sales of equity securities and other investments,

•               we received $0.8 million in settlements of investment-related derivative instruments,

•               we had a $20.2 million decrease in our restricted cash,

•               we paid $1.0 million in investment performance fees, and

•               we paid $0.3 million to acquire capitalized assets.

Our cash flows provided from financing activities totaled $70.2 million, resulting from the following:

•               we paid $62.5 million to repurchase Common Shares,

•               we received $145.4 million upon the issuance of the Preferred Shares, and

•               we paid $12.7 million in dividends to holders of Common Shares.

We also experienced a $5.1 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the six month period ended June 30, 2010

Our cash flows provided from operations totaled $150.8 million which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

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

•               we paid $0.1 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $186.1 million, resulting from the following:

•               we paid $1.0 million to repurchase and retire a portion of our Senior Notes,

•               we paid $171.5 million to repurchase Common Shares, and

•               we paid $13.6 million in dividends to our common shareholders.

We also experienced a $1.9 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at June 30, 2011:

(Millions) Rating / Type	Fair Value at June 30, 2011

U.S. Government and agencies (AAA)	$484.0
AAA	985.1
AA	164.8
A	383.4
BBB	144.0
Below BBB	136.0
Not rated (primarily participation in bank loans)	38.3

Total fixed maturities	$2,335.6

Summary of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates (including disclosures of our contingent assets and liabilities) and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) loss and LAE reserves; (ii) written and earned premiums; (iii) ceded reinsurance; and (iv) share-based compensation.  Our accounting policies for these items are of critical importance to our consolidated financial statements.

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology used in our reserving process during the three and six month periods ended June 30, 2011.  As of June 30, 2011, our best estimate for gross unpaid loss and LAE reserves was $1,031.1 million and our best estimate for net unpaid loss and LAE reserves was $957.3 million. As of June 30, 2011 and December 31, 2010, IBNR represented 62% and 63%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  As of June 30, 2011, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income (or loss) and shareholders’ equity by approximately $143.6 million. The net income (or loss) and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

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

Share-Based Compensation

With respect to share-based compensation, on the basis of the Company’s results achieved during the first half of 2011, the Company does not currently anticipate issuing any Variable RSUs for the 2011-2014 award cycle. The actual number of Variable RSUs to be awarded for the 2011 to 2014 cycle, if any, will not be finalized until approved by the Compensation Committee in March 2012. See Note 13.

If our results for the balance of 2011 were to develop favorably, resulting in a “Target” payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2011 would be $2.9 million deficient and our future RSU expenses would increase from $8.1 million to $16.3 million.  Additionally, our RSUs outstanding would increase by 591,824 shares.

If our results for the balance of 2011 were to develop favorably, resulting in a “Maximum” payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2011 would be $5.7 million deficient and our future RSU expenses would increase from $8.1 million to $24.4 million.  Additionally, our RSUs outstanding would increase by 1,183,648 shares.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2010 Annual Report on Form 10-K and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2011, there were no material changes in our market risks as described in our 2010 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2011, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Factors that could cause our actual results to differ materially from those in this report are: (i) any of the risks described in Item 1A “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), as filed with the Securities and Exchange Commission; and (ii) those presented below, which serve to either amend or supplement those risks described in the 2010 Form 10-K.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to our Common Shares and/or Preferred Shares

The market price and trading volume of our Common Shares and Preferred Shares may be subject to significant volatility.

The market price and trading volume of our Common Shares and Preferred Shares may be subject to significant volatility in response to a variety of events and factors, including but not limited to:

•                  catastrophes that may specifically impact us or are perceived by investors as impacting the insurance and reinsurance industries in general;

•                  exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices and foreign exchange rates;

•      our creditworthiness, financial condition, performance and prospects;

•                  changes in financial estimates and recommendations by securities analysts concerning us or the insurance and reinsurance industries in general;

•                  whether dividends on Common Shares or Preferred Shares have been declared and are likely to be declared from time to time.  In addition, so long as any Preferred Shares remain outstanding, no dividend shall be paid or declared on Common Shares, unless the full dividend for the latest completed dividend period on all outstanding Preferred Shares has been declared and paid or otherwise provided for;

•                  whether our financial strength ratings or the issuer credit ratings on Preferred Shares provided by any ratings agency have changed;

•      the market for similar securities; and

•                  economic, financial, geopolitical, regulatory or judicial events that affect us and/or the insurance or financial markets generally.

Holders of our Common Shares or Preferred Shares may have difficulty effecting service of process on us or enforcing judgments against us in the U.S.

We are incorporated pursuant to the laws of Bermuda and are headquartered in Bermuda. In addition, certain of our directors and officers reside outside the U.S. and a substantial portion of our assets, and the assets of such persons, are located in jurisdictions outside the U.S.  As such, we have been advised that there is doubt as to whether:

•                  a holder of Common Shares or Preferred Shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws; and

•                  a holder of Common Shares or Preferred Shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers, as well as the experts named in this Form 10-K, who reside outside the U.S. based solely upon U.S. federal securities laws.

Further, there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for a holder of Common Shares or Preferred Shares to recover against us based upon such judgments.

Dividends on our Preferred Shares are non-cumulative.

Dividends on Preferred Shares are non-cumulative and payable only out of lawfully available funds of the Company under Bermuda law. Consequently, if the Board, or a duly authorized committee of the Board, does not authorize and declare a dividend for any dividend period, holders of the Preferred Shares would not be entitled to receive any dividend for such period, and no dividend for such period will accrue or ever become payable. The Company will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if the Board, or a duly authorized committee of the Board, has not declared a dividend before the related dividend payment date; if dividends on Preferred Shares are authorized and declared with respect to any subsequent dividend period, the Company will be free to pay dividends on any other series of preferred shares and/or Common Shares.

Our Preferred Shares are equity and are subordinate to our existing and future indebtedness.

Preferred Shares are equity interests and do not constitute indebtedness. As a result, holders of Preferred Shares may be required to bear the financial risks of an investment in an equity interest for an indefinite period of time. In addition, Preferred Shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation.  As of June 30, 2011, the face value of our consolidated debt was $328.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on Preferred Shares. Additionally, unlike debt, where principal and interest would customarily be payable on specified due dates, in the case of Preferred Shares: (i) dividends are payable only if declared by the Board (or a duly authorized committee of the Board); and (ii) we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

The voting rights of holders of our Common Shares and Preferred Shares are limited.

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

Holders of Preferred Shares have no voting rights with respect to matters that generally require the approval of voting shareholders. The limited voting rights of holders of Preferred Shares include the right to vote as a class on certain fundamental matters that affect the preference or special rights of Preferred Shares as set forth in the certificate of designation relating to the Preferred Shares. In addition, if dividends on Preferred Shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of outstanding Preferred Shares will be entitled to vote for the election of two additional directors to the Board subject to the terms and to the limited extent as set forth in the certificate of designation relating to the Preferred Shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2011	—	—	—
May 1 - May 31, 2011	451,100	$18.55	451,100
June 1 - June 30, 2011	360,250	18.45	360,250
Total	811,350	$18.50	811,350	$165,267,930

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

Item 5.  Other Information

(a)          On August 4, 2011, the Board approved various amendments to the service agreement between Michael S. Paquette, the Company’s Executive Vice President and Chief Financial Officer, and the Company.

The amendments involved several technical clarifications made to conform certain aspects of Mr. Paquette’s service agreement to that of Messrs. Christopher Harris, the Company’s President and Chief Executive Officer, and Thomas G.S. Busher, the Company’s Executive Vice President and Chief Operating Officer. The principal amendment to Mr. Paquette’s service agreement provided for a mandatory reduction in certain amounts payable under his service agreement if, when combined with all other payments he might receive from the Company (or any successor or parent or subsidiary thereof), such aggregate payments are considered an “excess parachute payment” under Section 280G of the Internal Revenue Code.

The amendments to Mr. Paquette’s service agreement, which are effective immediately, did not serve to provide him with any additional compensation than he was otherwise entitled to receive under his former service agreement.

Also on August 4, 2011, MUSL, amended the service agreement between Thomas G.S. Busher, as MUAL’s Chairman, and MUSL.

The amendment to Mr. Busher’s service agreement with MUSL served to include an updated listing of his duties and responsibilities as MUAL’s Non-Executive Chairman.

The amendment to Mr. Busher’s service agreement, which is effective immediately, did not serve to provide him with any additional compensation than he was otherwise entitled to receive under his former service agreement.

The foregoing is qualified in its entirety by reference to the amendments to Mr. Paquette’s and Mr. Busher’s service agreements, which are attached hereto as Exhibit 10.2 and Exhibit 10.3, respectively.

(b)         None.

Item 6.  Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

3.1	Certificate of Designation of the 8.875% Non-Cumulative Preferred Shares, Series A (incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 8-A filed May 10, 2011).
4.1	Certificate of Designation of the 8.875% Non-Cumulative Preferred Shares, Series A (incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 8-A filed May 10, 2011).
10.1

Letter of Credit Reimbursement and Pledge Agreement dated June 17, 2011 among Montpelier Re, the lenders party thereto, ING Bank, N.V., London Branch as Syndication Agent, The Bank of New York Mellon., Credit Suisse, New York Branch and UBS Securities LLC, as Co-Documentation Agents and Bank of America, N.A. as Administrative Agent, Fronting Bank and LC Administrator (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2011).

10.2	Amendment to Service Agreement between the Company and Michael S. Paquette dated August 4, 2011. (*)
10.3	Amendment to Service Agreement between Thomas G.S. Busher and MUSL dated August 4, 2011. (*)
10.4	Service Agreement between Timothy Aman and MTR dated March 26, 2010. (*)
10.5	Form of Restricted Share Unit Award Agreement. (*)
11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).
31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)
31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)
32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

	Name:	Michael S. Paquette
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 5, 2011