Form 10-Q
period 2011-09-30
MONTPELIER RE HOLDINGS LTD
filed 2011-11-04
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, the registrant had 61,584,974 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except share amounts)	2011	2010
Assets
Fixed maturity investments, at fair value (amortized cost: $2,286.4 and $2,270.0)	$2,309.2	$2,289.3
Equity securities, at fair value (cost: $101.9 and $116.9)	106.2	152.9
Other investments (cost: $73.9 and $84.2)	72.3	90.1
Total investments	2,487.7	2,532.3
Cash and cash equivalents	432.9	232.3
Restricted cash	99.0	27.1
Reinsurance recoverable on unpaid losses	74.7	62.4
Reinsurance recoverable on paid losses	7.2	12.9
Insurance and reinsurance premiums receivable	284.2	201.6
Unearned ceded reinsurance premiums	47.6	22.9
Deferred insurance and reinsurance acquisition costs	55.2	45.0
Accrued investment income	16.8	16.2
Unsettled sales of investments	9.6	32.5
Other assets	24.6	34.2
Total Assets	$3,539.5	$3,219.4
Liabilities
Loss and loss adjustment expense reserves	$1,056.6	$784.6
Debt	327.8	327.7
Unearned insurance and reinsurance premiums	356.8	264.0
Insurance and reinsurance balances payable	56.6	33.8
Unsettled purchases of investments	77.8	108.9
Accounts payable, accrued expenses and other liabilities	113.5	71.6

Total Liabilities	1,989.1	1,590.6

Commitments and contingent liabilities (See Note 11)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 and zero shares	150.0	—
Common Shares at par value - issued 63,445,630 and 66,610,232 shares	0.1	0.1
Additional paid-in capital	1,192.9	1,258.7
Treasury shares at cost: 1,860,656 and 2,053,028 shares	(29.5)	(32.7)
Retained earnings	241.1	408.9
Accumulated other comprehensive loss	(4.2)	(6.2)
Total Shareholders’ Equity	1,550.4	1,628.8
Total Liabilities and Shareholders’ Equity	$3,539.5	$3,219.4

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions of U.S. dollars, except per share amounts)	2011	2010	2011	2010
Revenues
Gross insurance and reinsurance premiums written	$162.5	$143.4	$633.8	$617.7
Ceded reinsurance premiums	(40.9)	(23.7)	(91.4)	(40.1)

Net insurance and reinsurance premiums written	121.6	119.7	542.4	577.6
Change in net unearned insurance and reinsurance premiums	34.3	36.7	(68.0)	(114.4)

Net insurance and reinsurance premiums earned	155.9	156.4	474.4	463.2
Net investment income	17.0	18.7	51.6	57.5
Net realized and unrealized investment gains (losses)	(31.3)	29.4	(5.3)	66.8
Net foreign exchange losses	(4.1)	(3.9)	(3.8)	(2.7)
Net income (expense) from derivative instruments	(6.3)	3.9	(3.0)	(4.2)
Other revenue	0.2	0.1	0.3	0.3

Total revenues	131.4	204.6	514.2	580.9
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	138.7	52.0	491.5	239.8
Insurance and reinsurance acquisition costs	26.7	24.8	77.7	70.6
General and administrative expenses	24.0	31.7	73.5	82.6
Non-underwriting expenses:
Interest and other financing expenses	4.9	6.0	15.7	18.6

Total expenses	194.3	114.5	658.4	411.6
Income (loss) before income taxes	(62.9)	90.1	(144.2)	169.3
Income tax benefit (provision)	—	(0.1)	0.6	0.5

Net income (loss)	(62.9)	90.0	(143.6)	169.8

Dividends declared on Preferred Shares	(3.3)	—	(5.7)	—

Net income (loss) available to common shareholders	$(66.2)	$90.0	$(149.3)	$169.8

Net income (loss)	$(62.9)	$90.0	$(143.6)	$169.8
Net change in foreign currency translation	0.6	0.8	2.0	(0.3)
Reclassification of inception-to-date net unrealized gain from Symetra	—	—	—	(2.6)
Comprehensive income (loss)	$(62.3)	$90.8	$(141.6)	$166.9

Per share data:
Net income (loss) available to common shareholders	$(1.07)	$1.27	$(2.41)	$2.33
Dividends declared on Common Shares	0.10	0.09	0.30	0.27

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011 and 2010

Unaudited

							Accum.
	Total		Common	Additional	Treasury		other
	shareholders’	Preferred	Shares at	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss
Opening balances at January 1, 2011	$1,628.8	$—	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)

Net loss	(143.6)	—	—	—	—	(143.6)	—
Other comprehensive income	2.0	—	—	—	—	—	2.0
Repurchases of Common Shares	(62.5)	—	—	(62.5)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(3.2)	3.2	—	—
Issuance of Preferred Shares	150.0	150.0	—	—	—	—	—
Preferred Share issuance costs	(4.6)	—	—	(4.6)	—	—	—
Expense recognized for RSUs	5.3	—	—	5.3	—	—	—
RSUs withheld for income taxes	(0.8)	—	—	(0.8)	—	—	—
Dividends declared on Preferred Shares	(5.7)	—	—	—	—	(5.7)	—
Dividends declared on Common Shares	(18.5)	—	—	—	—	(18.5)	—

Ending balances at September 30, 2011	$1,550.4	$150.0	$0.1	$1,192.9	$(29.5)	$241.1	$(4.2)

							Accum.
	Total		Common	Additional	Treasury		other
	shareholders’	Preferred	Shares at	paid-in	shares	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss
Opening balances at January 1, 2010	$1,728.5	$—	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)

Net income	169.8	—	—	—	—	169.8	—
Other comprehensive loss	(2.9)	—	—	—	—	—	(2.9)
Repurchases of Common Shares	(217.1)	—	—	(205.0)	(12.1)	—	—
Issuances of Common Shares from treasury	—	—	—	(5.8)	5.8	—	—
Expense recognized for RSUs	10.2	—	—	10.2	—	—	—
RSUs withheld for income taxes	(1.1)	—	—	(1.1)	—	—	—
Dividends declared on Common Shares	(19.0)	—	—	—	—	(19.0)	—

Ending balances at September 30, 2010	$1,668.4	$—	$0.1	$1,339.5	$(38.6)	$373.2	$(5.8)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(In millions of U.S. dollars)	2011	2010
Cash flows from operations:
Net income (loss)	$(143.6)	$169.8
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment losses (gains)	5.3	(66.8)
Net realized and unrealized losses on investment-related derivative instruments	6.7	6.4
Net amortization and depreciation of assets and liabilities	14.8	13.3
Expense recognized for RSUs	5.3	10.2
Net change in:
Loss and loss adjustment expense reserves	276.1	99.7
Reinsurance recoverable on paid and unpaid losses	(7.2)	38.1
Unearned insurance and reinsurance premiums	92.6	126.0
Insurance and reinsurance balances payable	22.4	4.7
Unearned reinsurance premiums ceded	(24.7)	(12.5)
Deferred insurance and reinsurance acquisition costs	(10.2)	(13.9)
Insurance and reinsurance premiums receivable	(82.7)	(96.3)
Other assets	2.6	(0.3)
Accounts payable, accrued expenses and other liabilities	(24.7)	(24.8)
Other	2.8	3.4
Net cash provided from operations	135.5	257.0
Cash flows from investing activities:
Purchases of fixed maturity investments	(2,009.5)	(1,537.5)
Purchases of equity securities	(156.1)	(219.2)
Purchases of other investments	(11.6)	(89.9)
Sales, maturities, calls and pay downs of fixed maturity investments	2,094.1	1,496.3
Sales of equity securities	141.2	281.1
Sales and redemptions of other investments	22.1	82.9
Settlements of investment-related derivative instruments	(2.6)	(8.6)
Net change in restricted cash	(71.9)	14.2
Payment of accrued investment performance fees	(1.0)	(9.8)
Acquisitions of capitalized assets	(0.5)	(0.3)
Net cash provided from investing activities	4.2	9.2
Cash flows from financing activities:
Repurchases of debt	—	(1.0)
Repurchases of Common Shares	(62.5)	(214.7)
Net proceeds from issuance of Preferred Shares	145.4	—
Dividends paid on Common Shares	(18.8)	(20.0)
Dividends paid on Preferred Shares	(2.4)
Net cash provided from (used for) financing activities	61.7	(235.7)
Effect of exchange rate fluctuations on cash and cash equivalents	(0.8)	(3.2)
Net increase in cash and cash equivalents during the period	200.6	27.3
Cash and cash equivalents - beginning of year	232.3	202.1
Cash and cash equivalents - end of period	$432.9	$229.4

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

Detailed financial information about each of the Company’s reportable segments for the three and nine month periods ended September 30, 2011 and 2010 is presented in Note 9. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 9.

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

MUSIC is an Oklahoma domiciled domestic surplus lines insurer and is authorized as an excess and surplus lines insurer in all other U.S. states and the District of Columbia.  MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

On September 20, 2011, Montpelier announced that it has entered into a definitive agreement with Selective Insurance Group, Inc. (“Selective”) for the sale of MUSIC (the “MUSIC Sale”).

Completion of the MUSIC Sale is subject to insurance regulatory approvals and other customary closing conditions. The MUSIC Sale is expected to close in the fourth quarter of 2011.

In connection with the MUSIC Sale, Montpelier will either retain, reinsure or otherwise indemnify Selective for all of MUSIC’s obligations associated with business written prior to the closing date.  Montpelier has also agreed to not directly compete with MUSIC’s business for a period of three years after the closing date.

Consideration for the MUSIC Sale will reflect MUSIC’s net asset value at closing and will be payable in cash. Based on MUSIC’s net asset value at September 30, 2011, the transaction is valued at approximately $55 million.

Since Montpelier will have significant continuing involvement in all of MUSIC’s business written prior to the closing date, the sale of MUSIC does not constitute a “discontinued operation” in accordance with GAAP. The cash flows associated with Montpelier’s continuing involvement with MUSIC are expected to continue beyond 2012.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of September 30, 2011 and December 31, 2010, Montpelier’s provision for doubtful accounts was $3.0 million.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE, and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. Montpelier recorded increases (reductions) in its premium deficiency of $(0.5) million and zero during the three month periods ended September 30, 2011 and 2010, respectively, and $0.4 million and $(0.2) million during the nine month periods ended September 30, 2011 and 2010, respectively.  Montpelier’s premium deficiency movements during the periods presented related to the operations of Syndicate 5151.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Opening Rate January 1, 2010	Closing Rate September 30, 2010	Opening Rate January 1, 2011	Closing Rate September 30, 2011
British Pound (GBP)	1.5948	1.5808	1.5441	1.5584
Swiss Franc (CHF)	0.9647	1.0162	1.0429	1.1013

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

Investments are recorded on a trade date basis. For those marketable securities not listed and regularly traded on an established exchange, fair values are determined based on bid prices, as opposed to ask prices.  Fair values are not adjusted for transaction costs. Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized. Realized investment gains and losses typically result from the actual sale of securities. Unrealized investment gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the reporting date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as being realized.

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees.  Montpelier incurred performance fees related to certain of its investments and investment-related derivative instruments of $1.2 million and $1.7 million during the three and nine month periods ending September 30, 2010, respectively.  Montpelier did not incur any significant performance fees during the comparable 2011 periods.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. Restricted cash of $99.0 million at September 30, 2011 consisted of $6.8 million of foreign deposit accounts held at Lloyd’s and $92.2 million of collateral supporting open short sale investment positions.  Restricted cash of $27.1 million at December 31, 2010 consisted of $3.0 million of foreign deposit accounts held at Lloyd’s and $24.1 million of collateral supporting open short sale investment positions.

As of September 30, 2011 and December 31, 2010, $22.7 million and $11.2 million, respectively, of Montpelier’s short-term investment securities classified as cash equivalents represented repurchase agreements which were fully collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Common Shares Held in Treasury

Common Shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of September 30, 2011 and December 31, 2010, the Company had inception-to-date gains from issuances of its treasury shares of $1.8 million and $2.0 million, respectively, which has been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At September 30, 2011 and December 31, 2010, funds withheld balances of $3.9 million and $6.0 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Intangible Asset

In connection with the acquisition of MUSIC in 2007, Montpelier recorded a $4.8 million intangible asset representing the fair value of MUSIC’s excess and surplus lines authorizations acquired. Montpelier anticipates realizing the full value of this asset in connection with the MUSIC Sale.

NOTE 2.  Loss and LAE Reserves

The following table summarizes Montpelier’s loss and LAE reserve activities for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross unpaid loss and LAE reserves - beginning	$1,031.1	$776.0	$784.6	$680.8
Reinsurance recoverable on unpaid losses - beginning	(73.8)	(70.1)	(62.4)	(69.6)
Net unpaid loss and LAE reserves - beginning	957.3	705.9	722.2	611.2

Losses and LAE incurred:
Current year losses	156.7	73.3	562.8	324.6
Prior year losses	(18.0)	(21.3)	(71.3)	(84.8)
Total incurred losses and LAE incurred	138.7	52.0	491.5	239.8

Net impact of foreign currency movements on loss and LAE reserves	(6.7)	7.5	(1.7)	1.3

Losses and LAE paid and approved for payment:
Current year losses	(66.7)	(22.8)	(87.3)	(46.1)
Prior year losses	(40.7)	(31.6)	(142.8)	(95.2)
Total losses and LAE paid and approved for payment	(107.4)	(54.4)	(230.1)	(141.3)

Net unpaid loss and LAE reserves - ending	981.9	711.0	981.9	711.0
Reinsurance recoverable on unpaid losses - ending	74.7	70.4	74.7	70.4
Gross unpaid loss and LAE reserves - ending	$1,056.6	$781.4	$1,056.6	$781.4

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

Loss and LAE Incurred Relating to Prior Year Losses — three and nine month periods ended September 30, 2011

During the third quarter of 2011, Montpelier experienced $18.0 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                            The February 2010 earthquake in Chile and the September 2010 earthquake in New Zealand ($5.1 million decrease),

•                            Two individual risk losses incurred at Montpelier Bermuda in 2010 ($2.4 million decrease),

•                            2010 non-catastrophe property reserves incurred at Montpelier Syndicate 5151($2.4 million decrease).

The remaining net favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple short-tail classes of business, each of which were individually less than $1.0 million.  Of this remaining favorable development, $5.1 million related to Montpelier Bermuda, $4.7 million related to Montpelier Syndicate 5151 and $0.7 million related to MUSIC.

During the nine month period ended September 30, 2011, Montpelier experienced $71.3 million in net favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items previously noted, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•                            2010 non-catastrophe property reserves incurred at Montpelier Syndicate 5151 during 2010 ($16.4 million decrease, $2.4 million of which was recorded during the third quarter of 2011),

•                            Casualty reserves relating to several prior accident years ($8.0 million decrease, $3.3 million of which related specifically to the medical malpractice class of business),

•                            2010 Australian flood losses incurred at Montpelier Syndicate 5151 ($3.5 million reserve decrease, which incorporates a $0.2 million increase recorded during the third quarter of 2011),

•                            2007 European Windstorm Kyrill and U.K. floods ($2.2 million reserve decrease, $0.5 million of which was recorded during the third quarter of 2011),

•                            2005 hurricanes ($2.2 million decrease, $0.6 million of which was recorded during the third quarter of 2011).

The remaining favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

Loss and LAE Incurred Relating to Prior Year Losses — three and nine month periods ended September 30, 2010

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

During the nine months ended September 30, 2010, Montpelier experienced $84.8 million in net favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items previously noted, the principal reasons for the year-to-date movement in prior year loss and LAE reserves were as follows:

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

Net Impact of Foreign Currency Movements on Loss and LAE Reserves

Montpelier recognized net foreign exchange translation losses (gains) related to its current and prior year loss and LAE reserves of $(6.7) million and $7.5 million during the three month periods ended September 30, 2011 and 2010, respectively, and $(1.7) million and $1.3 million during the nine month periods ended September 30, 2011 and 2010, respectively. Montpelier’s foreign currency translation gains and losses, which are a component of its comprehensive income or loss, do not impact Montpelier’s underwriting results.

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

Earned reinsurance premiums ceded were $31.3 million and $11.6 million for the three month periods ended September 30, 2011 and 2010, respectively, and $67.5 million and $28.1 million for the nine month periods ended September 30, 2011 and 2010, respectively. The increase in estimated ultimate reinsurance recoveries included in loss and LAE were $9.7 million and $5.0 million for the three month periods ended September 30, 2011 and 2010, respectively, and $26.5 million and $11.4 million for the nine month periods ended September 30, 2011 and 2010, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

Reinsurance Recoverable on Paid and Unpaid Losses

Under Montpelier’s reinsurance security policy, reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if adequately collateralized.  Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses as of September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010
Rating	Amount	% of Total	Amount	% of Total
A+	$1.7	24%	$5.9	46%
A	4.6	63	6.9	53
A-	0.5	7	0.1	1
Unrated by A.M. Best	0.4	6	—	—
Total reinsurance recoverable on paid losses	$7.2	100%	$12.9	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010
Rating	Amount	% of Total	Amount	% of Total
A+	$21.2	28%	$17.9	29%
A	28.8	39	21.0	34
A-	2.0	3	1.4	2
Unrated by A.M. Best	18.8	25	16.3	26
Recoverable under MUSIC guarantee	3.9	5	5.8	9
Total reinsurance recoverable on unpaid losses	$74.7	100%	$62.4	100%

Montpelier’s unrated reinsurance recoverables as of September 30, 2011 and December 31, 2010 relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) entered run-off but are considered by management to be financially sound.

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

As of September 30, 2011, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $3.9 million (the “Acquired Reserves”).  MUSIC holds a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO covering any adverse development from its past business.

If the Acquired Reserves were to develop unfavorably during future periods, including future periods after the MUSIC Sale is consummated, and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become the Company’s responsibility.

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

As of September 30, 2011, Montpelier had no ongoing material insurance or reinsurance contract disputes.

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

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	September 30, 2011		December 31, 2010
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$872.9	$867.0	696.8	710.9
Residential mortgage-backed securities	597.4	611.8	$551.0	554.0
Debt securities issued and sponsored by the U.S. Treasury and its agencies	391.5	399.1	710.3	712.9
Commercial mortgage-backed securities	161.7	161.5	140.2	139.8
Debt securities issued by states of the U.S. and political subdivisions	58.5	65.0	59.4	59.7
Debt securities issued by foreign governments	39.5	37.9	—	—
Other debt obligations	164.9	166.9	112.3	112.0
Total fixed maturity investments	$2,286.4	$2,309.2	$2,270.0	$2,289.3

Equity securities:
Exchange-listed funds	$50.0	$46.6	$44.6	$44.6
Energy	16.2	22.0	22.5	41.6
Technology	12.6	14.9	16.1	21.5
Financial	11.9	8.7	19.2	23.0
Consumer goods	5.1	7.7	5.3	10.7
Other	6.1	6.3	9.2	11.5
Total equity securities	$101.9	$106.2	$116.9	$152.9

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could become liable for significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of September 30, 2011, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 2.9 years.

As of September 30, 2011, 80.3% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 7.9% were rated “BBB” (Good) by Standard & Poor’s and 11.8% were rated below “BBB”.

In addition to the equity securities presented above, Montpelier also had open short equity and fixed maturity positions, including short investment option and future positions, recorded within its other liabilities of $91.4 million and $25.4 million at September 30, 2011 and December 31, 2010, respectively, with associated net unrealized gains (losses) of $0.9 million and $(1.3) million, respectively.

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

	September 30, 2011		December 31, 2010
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$33.0	$33.0	$33.4	$33.4

Other investments carried at fair value:
Limited partnership interests and private investment funds	$30.2	$31.6	$38.3	$42.6
CAT Bonds	10.0	10.4	10.0	10.6
Derivative instruments	0.7	(2.7)	2.5	3.5
Total other investments carried at fair value	$40.9	$39.3	$50.8	$56.7

Other investments	$73.9	$72.3	$84.2	$90.1

Net appreciation or depreciation in the value of Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported as net realized and unrealized investment gains (losses) in the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (expense) from derivative instruments.  See Note 6.

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

Montpelier also had open Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures contracts as of September 30, 2011 and December 31, 2010.  See Note 6.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Corporate debt securities	$—	$822.8	$44.2	$867.0
Residential mortgage-backed securities	—	611.8	—	611.8
Debt securities issued and sponsored by the U.S. Treasury and its agencies	139.3	259.8	—	399.1
Commercial mortgage-backed securities	—	161.5	—	161.5
Debt securities issued by foreign governments	—	37.9	—	37.9
Debt securities issued by U.S. states and political subdivisions	—	65.0	—	65.0
Other debt obligations	—	156.2	10.7	166.9
Total fixed maturity investments	$139.3	$2,115.0	$54.9	$2,309.2

Equity securities:
Exchange-listed funds	$24.1	$22.5	$—	$46.6
Energy	22.0	—	—	22.0
Technology	14.9	—	—	14.9
Financial	8.7	—	—	8.7
Consumer goods	7.7	—	—	7.7
Other	6.3	—	—	6.3
Total equity securities	$83.7	$22.5	$—	$106.2

Other investments	$—	$7.7	$31.6	$39.3
Total investments carried at fair value	$223.0	$2,145.2	$86.5	$2,454.7

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Corporate debt securities	$—	$673.0	$37.9	$710.9
Residential mortgage-backed securities	—	554.0	—	554.0
Debt securities issued and sponsored by the U.S. Treasury and its agencies	322.6	390.3	—	712.9
Commercial mortgage-backed securities	—	139.8	—	139.8
Debt securities issued by U.S. states and political subdivisions	—	59.7	—	59.7
Other debt obligations	—	107.3	4.7	112.0
Total fixed maturity investments	$322.6	$1,924.1	$42.6	$2,289.3

Equity securities:
Exchange-listed funds	$19.5	$25.1	$—	$44.6
Energy	41.6	—	—	41.6
Technology	21.5	—	—	21.5
Financial	22.1	0.9	—	23.0
Consumer goods	10.3	0.4	—	10.7
Other	11.1	0.4	—	11.5
Total equity securities	$126.1	$26.8	$—	$152.9

Other investments	$—	$14.1	$42.6	$56.7
Total investments carried at fair value	$448.7	$1,965.0	$85.2	$2,498.9

Level 1 Securities

Montpelier’s investments classified as Level 1 as of September 30, 2011 and December 31, 2010, consisted of U.S. Treasuries and equity securities that are publicly listed and/or actively traded in an established market.  Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs and its equity positions are valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of September 30, 2011 and December 31, 2010, Montpelier’s pricing vendors generally utilize third party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  Further details for selected investment types classified as Level 2 follow:

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

Level 3 Securities

Montpelier’s investments classified as Level 3  as of September 30, 2011 and December 31, 2010, consisted primarily of the following: (i) with respect to fixed maturity investments, bank loans and certain asset—backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds. Further details for selected investment types classified as Level 3 follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include investments in limited partnerships and private investment funds at September 30, 2011 and December 31, 2010, which represent alternative asset limited partnerships that invest in distressed mortgages. The fair value of these private equity investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value. Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of September 30, 2011 and December 31, 2010, the Company’s Level 3 investments represented 3.5% and 3.4% of its total investments measured at fair value, respectively.

There were no significant transfers between Levels 1 and 2 during the three and nine month periods ended September 30, 2011 and 2010.

The following tables present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized losses	Net unrealized losses	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$35.6	$13.7	$(4.2)	$—	$(0.9)	$—	$44.2
Other debt obligations	12.1	—	(1.4)	—	—	—	10.7
Total fixed maturity investments	$47.7	$13.7	$(5.6)	$—	$(0.9)	$—	$54.9
Other investments	$34.7	$—	$(1.8)	$(0.7)	$(0.6)	$—	$31.6
Total Level 3 investments	$82.4	$13.7	$(7.4)	$(0.7)	$(1.5)	$—	$86.5

	Nine Months Ended September 30, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$37.9	$20.1	$(13.1)	$—	$(0.7)	$—	$44.2
Other debt obligations	4.7	7.7	(1.8)	—	0.1	—	10.7
Total fixed maturity investments	$42.6	$27.8	$(14.9)	$—	$(0.6)	$—	$54.9
Other investments	$42.6	$—	$(8.1)	$(0.2)	$(2.7)	$—	$31.6
Total Level 3 investments	$85.2	$27.8	$(23.0)	$(0.2)	$(3.3)	$—	$86.5

There were no transfers out of Level 3 investments during the three and nine month periods ended September 30, 2011.

The following tables present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ended September 30, 2010:

	Three Months Ended September 30, 2010
	Beginning Level 3 balance	Net purchases, sales and maturities	Net realized losses	Net unrealized gains	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$53.6	$0.2	$—	$1.3	$—	$55.1
Other debt obligations	6.8	(1.3)	—	0.1	—	5.6
Total fixed maturity investments	$60.4	$(1.1)	$—	$1.4	$—	$60.7
Other investments	$39.5	$2.9	$—	$2.2	$—	$44.6
Total Level 3 investments	$99.9	$1.8	$—	$3.6	$—	$105.3

	Nine Months Ended September 30, 2010
	Beginning Level 3 balance	Net purchases, sales and maturities	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$78.7	$2.9	$(0.6)	$2.2	$(28.1)	$55.1
Residential mortgage-backed securities	60.5	—	—	—	(60.5)	—
Other debt obligations	10.3	5.0	—	0.1	(9.8)	5.6
Total fixed maturity investments	$149.5	$7.9	$(0.6)	$2.3	$(98.4)	$60.7
Equity securities:
Financial	$4.0	$(2.2)	$—	$(1.7)	$(0.1)	$—
Other	—	0.3	(0.3)	—	—	—
Total equity securities	$4.0	$(1.9)	$(0.3)	$(1.7)	$(0.1)	$—
Other investments	$49.1	$11.3	$—	$6.8	$(22.6)	$44.6
Total Level 3 investments	$202.6	$17.3	$(0.9)	$7.4	$(121.1)	$105.3

The primary drivers for the transfers of fixed maturity investments from Level 3 to Level 2 that occurred during the three and nine month periods ended September 30, 2010, were increased levels of analysis of the valuations of residential mortgage-backed and corporate fixed maturity securities, which provided a higher reliance on observable inputs. During the first nine months of 2010, Montpelier’s investment in Symetra was transferred from Level 3 to Level 1 as a result of the Symetra IPO.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short equity positions for the three and nine month periods ended September 30, 2011 and 2010 consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues	Changes in Carrying Value Reflected in Other Comprehensive Loss

Three Months Ended September 30, 2011:
Fixed maturity investments	$8.0	$(9.6)	$(7.1)	$(8.7)	$—
Equity securities	5.4	(30.3)	1.3	(23.6)	—
Other investments	(0.1)	(4.7)	(5.9)	(10.7)	—
Three Months Ended September 30, 2010:
Fixed maturity investments	$15.1	$7.2	$0.2	$22.5	$—
Equity securities	3.1	4.2	—	7.3	—
Other investments	(4.4)	4.2	3.8	3.6	—

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues	Changes in Carrying Value Reflected in Other Comprehensive Loss

Nine Months Ended September 30, 2011:
Fixed maturity investments	$12.4	$7.2	$(4.5)	$15.1	$—
Equity securities	12.7	(29.4)	1.1	(15.6)	—
Other investments	0.4	(8.6)	(1.9)	(10.1)	—
Nine Months Ended September 30, 2010:
Fixed maturity investments	$33.9	$21.3	$(0.2)	$55.0	$—
Equity securities	8.1	(1.8)	0.3	6.6	—
Other investments	(6.0)	11.3	(4.4)	0.9	(2.6)

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

Net Investment Income

Montpelier’s net investment income for the three and nine month periods ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Fixed maturity investments	$17.7	$19.4	$53.2	$60.3
Cash and cash equivalents	—	—	0.1	0.1
Equity securities	0.1	0.3	0.3	0.8
Other investments	0.7	0.7	1.9	2.2
Total investment income	18.5	20.4	55.5	63.4
Investment expenses	(1.5)	(1.7)	(3.9)	(5.9)
Net investment income	$17.0	$18.7	$51.6	$57.5

Assets on Deposit and Held in Trust

Montpelier Re has established a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established in September 2010 as an alternative means of providing statutory credit to Montpelier Re’s cedants.  As of September 30, 2011, Montpelier Re was granted authorized or trusteed reinsurer status in 48 states and the District of Columbia and is currently seeking approval in the remaining states. The initial minimum value of the Reinsurance Trust was set at $20.0 million plus the amount of Montpelier Re’s reinsurance liabilities to such cedants.  As of September 30, 2011 and December 31, 2010, the fair value of all assets held in the Reinsurance Trust was $103.8 million and $101.4 million, respectively, which exceeded the minimum value required on both dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-US reinsurers.  During the first nine months of 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York. Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statutes as and when they may be adopted in other states. During the second quarter of 2011, Montpelier Re established a trust in connection with its reduced collateral requirements in Florida (the “FL Trust”).  As of September 30, 2011, the fair value of all assets held in the FL Trust was $12.1 million.

Effective March 31, 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing Funds At Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust was set at $230.0 million. As of September 30, 2011 and December 31, 2010, the fair value of the investments held in the Lloyd’s Capital Trust was $248.6 million and $249.5 million, respectively.  See Note 5.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”).  As of September 30, 2011 and December 31, 2010, the fair value of the investments held in the Premiums Trust Funds was $105.1 million and $127.9 million, respectively.  See Note 12.

MUSIC is required to maintain deposits with certain insurance regulatory agencies in the U.S. in order to maintain its insurance licenses.  The fair value of such deposits totaled $6.5 million at September 30, 2011 and December 31, 2010.

Montpelier’s investment assets on deposit and held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $1,928.4 million and $865.9 million for the nine month periods ended September 30, 2011 and 2010, respectively. Maturities, calls and paydowns of investments totaled $329.0 million and $994.4 million for the nine month periods ended September 30, 2011 and 2010, respectively. There were no non-cash exchanges or involuntary sales of investment securities during these periods.

NOTE 5.  Debt and Collateral Arrangements

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

In March 2009 and May 2010, the Company repurchased and retired $21.0 million and $1.0 million, respectively, in principal amount of the Senior Notes. As a result, the carrying value of the Senior Notes as of September 30, 2011 and December 31, 2010, was $227.8 million and $227.7 million, respectively.

The Company incurred interest expense on the Senior Notes of $3.5 million during each of the three month periods ended September 30, 2011 and 2010, and $10.5 million during each of the nine month periods ended September 30, 2011 and 2010.  The Company paid $14.0 million in interest on the Senior Notes during each of the nine month periods ended September 30, 2011 and 2010.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 29, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points (which varied from 4.107% to 4.169% during the period from March 30, 2011 to September 30, 2011). The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred interest expense on the Trust Preferred Securities of $1.0 million and $2.2 million during the three month periods ended September 30, 2011 and 2010, respectively, and $4.2 million and $6.5 million during the nine month periods ended September 30, 2011 and 2010, respectively. The Company paid $4.2 million and $6.5 million in interest on the Trust Preferred Securities during the nine month periods ended September 30, 2011 and 2010, respectively.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $262.6 million and $376.7 million at September 30, 2011 and December 31, 2010, respectively. The following table outlines these facilities as of September 30, 2011:

	Total Capacity	Amount Drawn	Expiry Date
Secured operational Letter of Credit Facilities

Syndicated 5-Year Facility (I)	$36.1	$36.1	June 2011
Syndicated 5-Year Facility (II)	215.0	159.5	June 2012
Syndicated 364-day Facility	250.0	—	June 2013
Bilateral Facility	75.0	6.4	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of September 30, 2011 and December 31, 2010, the Company and Montpelier Re were in compliance with all covenants.

Effective March 31, 2010, Montpelier voluntarily terminated a $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust (as described below) in order to meet MCL’s ongoing FAL requirements.

Effective August 4, 2010, Montpelier’s Syndicated Facility: Tranche B, which had a capacity of $225.0 million, expired under its terms and was not renewed.

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

The Bilateral Facility is subject to an annual commitment fee of 0.45%, which was increased from 0.40% effective August 1, 2011 and from 0.20% effective April 1, 2010.  The commitment fee is charged on drawn balances only.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded as of September 30, 2011 and December 31, 2010:

		September 30, 2011		December 31, 2010
	Balance Sheet	Fair	Notional	Fair	Notional
Derivative Instrument	Location	Value	Value	Value	Value

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$2.9	$118.3	$(0.4)	$77.0
U.S. Dollars sold	Other Investments	(2.0)	122.8	1.6	88.9
Credit Derivatives	Other Investments	(2.1)	8.8	0.3	15.3
Interest Rate Contracts	Other Investments	(2.2)	33.3	(0.2)	46.3
Investment Options and Futures (long)	Other Investments	0.7	—	2.2	—
Investment Options and Futures (short)	Other Liabilities	(0.2)	—	0.6	—
ILW Swap	Other Assets	—	—	0.7	—
ILW Contract	Other Liabilities	—	—	0.1	—

The following table presents the net income (expense) from Montpelier’s derivative instruments during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Foreign Exchange Contracts	$(0.2)	$2.6	$4.3	$2.0
Credit Derivatives	(1.7)	—	(2.2)	—
Interest Rate Contracts	(6.6)	—	(7.6)	—
Investment Options and Futures	2.2	1.2	3.1	(6.4)
ILW Swap	—	—	(0.7)	—
ILW Contract	—	0.1	0.1	0.2
Net income (expense) from derivative instruments	$(6.3)	$3.9	$(3.0)	$(4.2)

A description of each of Montpelier’s derivative instrument activities follows:

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

Montpelier’s open Foreign Exchange Contracts as of September 30, 2011 were denominated in European Union euros, British pounds, Canadian dollars, New Zealand dollars, Indian rupees, Chinese yuan, South Korean won, Malaysian ringgits, Philippine pesos, Mexican pesos, Australian dollars and Singapore dollars.  Montpelier’s open Foreign Exchange Contracts at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of September 30, 2011 and December 31, 2010, Montpelier had open long option and future positions with a fair value of $0.7 million and $2.2 million, respectively, and open short option and future positions with a fair value of $0.2 million and $0.6 million, respectively.

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

The net proceeds of $145.4 million associated with the offering were used for general corporate purposes and, in particular, to support the underwriting activities of the Company’s insurance and reinsurance subsidiaries. The costs associated with the Preferred Share offering were recorded as a reduction to additional paid-in capital

The Preferred Shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.

Common Shares

The following table summarizes the Company’s Common Share activity during the nine month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(in Common Shares)	2011	2010
Beginning Common Shares outstanding	64,557,204	79,998,795
Acquisitions of Common Shares:
Common Shares repurchased and retired	(3,164,602)	(11,373,400)
Common Shares repurchased and placed in treasury	—	(706,000)
Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	192,372	339,058
Ending Common Shares outstanding	61,584,974	68,258,453

As of September 30, 2011, the Company had 61,584,974 Common Shares outstanding consisting of 63,445,630 Common Shares issued less 1,860,656 Common Shares in treasury.  As of December 31, 2010, the Company had 64,557,204 Common Shares outstanding consisting of 66,610,232 Common Shares issued less 2,053,028 Common Shares in treasury.

2011 Common Share activity

The Company repurchased 3,164,602 Common Shares pursuant to a publicly announced share repurchase program at an average price of $19.74 per share during the first nine months of 2011. These shares were subsequently retired.

The Company issued 192,372 Common Shares to employees in satisfaction of vested Restricted Share Unit (“RSU”) obligations during the first nine months of 2011. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.2 million, which was recorded as a reduction to additional paid-in capital.

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

The Company issued 339,058 Common Shares to employees in satisfaction of vested RSUs during the first nine months of 2010. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.1 million, which was recorded as a reduction to additional paid-in capital.

Common Share Repurchase Authorization

As of September 30, 2011, the Company had a remaining share repurchase authorization of $165.3 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared regular cash dividends per Common Share totalling $0.10 and $0.09 during the three month periods ended September 30, 2011 and 2010, respectively, and $0.30 and $0.27 during the nine month periods ended September 30, 2011 and 2010, respectively. The total amount of dividends paid to holders of Common Shares during the nine month periods ended September 30, 2011 and 2010, was $18.8 million and $20.0 million, respectively.  As of September 30, 2011 and December 31, 2010, the Company had $6.2 million and $6.5 million of dividends payable to holders of Common Shares, respectively.

The Company declared cash dividends per Preferred Share totalling $0.5547 during the three month period ended September 30, 2011, and $0.9553 during the period from May 10, 2011 to September 30, 2011.  The total amount of dividends paid to holders of Preferred Shares during the period from May 10, 2011 to September 30, 2011, was $2.4 million.  As of September 30, 2011, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

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

The following table summarizes Montpelier’s identifiable assets by segment as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Montpelier Bermuda	$3,023.1	$2,792.6
Montpelier Syndicate 5151	415.6	310.0
MUSIC	111.9	101.1
Corporate and Other, including intercompany eliminations	(11.1)	15.7

Total assets	$3,539.5	$3,219.4

A summary of Montpelier’s statements of operations by segment for the three month period ended September 30, 2011 follows:

Three Months Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$101.4	$49.3	$13.7	$(1.9)	$162.5
Ceded reinsurance premiums	(39.0)	(1.8)	(2.0)	1.9	(40.9)
Net insurance and reinsurance premiums written	62.4	47.5	11.7	—	121.6
Change in unearned premiums	33.9	(0.5)	0.9	—	34.3
Net insurance and reinsurance premiums earned	96.3	47.0	12.6	—	155.9

Loss and LAE	(87.1)	(43.5)	(8.1)	—	(138.7)
Insurance and reinsurance acquisition costs	(14.4)	(9.5)	(2.8)	—	(26.7)
General and administrative expenses	(8.9)	(6.5)	(2.3)	(6.3)	(24.0)
Underwriting loss	(14.1)	(12.5)	(0.6)	(6.3)	(33.5)
Net investment income	15.9	0.6	0.5	—	17.0
Net investment and foreign exchange losses	(39.2)	3.3	0.6	(0.1)	(35.4)
Net expense from derivative instruments	(7.1)	0.8	—	—	(6.3)
Other revenue	—	0.2	—	—	0.2
Interest and other financing expenses	(0.4)	—	—	(4.5)	(4.9)
Loss before income taxes	$(44.9)	$(7.6)	$0.5	$(10.9)	$(62.9)

A summary of Montpelier’s statements of operations by segment for the nine month period ended September 30, 2011 follows:

Nine Months Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$414.6	$190.7	$42.1	$(13.6)	$633.8
Ceded reinsurance premiums	(75.2)	(24.0)	(5.8)	13.6	(91.4)
Net insurance and reinsurance premiums written	339.4	166.7	36.3	—	542.4
Change in unearned premiums	(50.3)	(18.8)	1.1	—	(68.0)
Net insurance and reinsurance premiums earned	289.1	147.9	37.4	—	474.4

Loss and LAE	(319.3)	(139.7)	(32.5)	—	(491.5)
Insurance and reinsurance acquisition costs	(40.1)	(29.2)	(8.4)	—	(77.7)
General and administrative expenses	(27.9)	(21.0)	(7.0)	(17.6)	(73.5)
Underwriting loss	(98.2)	(42.0)	(10.5)	(17.6)	(168.3)
Net investment income	48.3	1.7	1.6	—	51.6
Net investment and foreign exchange losses	(7.4)	(2.5)	0.9	(0.1)	(9.1)
Net expense from derivative instruments	(3.0)	—	—	—	(3.0)
Other revenue	0.1	0.3	—	(0.1)	0.3
Interest and other financing expenses	(1.0)	(0.1)	—	(14.6)	(15.7)
Loss before income taxes	$(61.2)	$(42.6)	$(8.0)	$(32.4)	$(144.2)

A summary of Montpelier’s statements of operations by segment for the three month period ended September 30, 2010 follows:

Three Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$81.5	$48.8	$13.4	$(0.3)	$143.4
Ceded reinsurance premiums	(22.0)	(1.6)	(0.4)	0.3	(23.7)
Net insurance and reinsurance premiums written	59.5	47.2	13.0	—	119.7
Change in unearned premiums	42.4	(2.7)	(3.0)	—	36.7
Net insurance and reinsurance premiums earned	101.9	44.5	10.0	—	156.4

Loss and LAE	(28.5)	(15.9)	(7.6)	—	(52.0)
Insurance and reinsurance acquisition costs	(13.6)	(8.9)	(2.3)	—	(24.8)
General and administrative expenses	(12.4)	(9.2)	(2.8)	(7.3)	(31.7)
Underwriting income	47.4	10.5	(2.7)	(7.3)	47.9
Net investment income	17.7	0.5	0.5	—	18.7
Net investment and foreign exchange gains	34.7	(5.9)	0.8	(4.1)	25.5
Net income from derivative instruments	3.9	—	—	—	3.9
Other revenue	0.1	—	—	—	0.1
Interest and other financing expenses	(0.3)	—	—	(5.7)	(6.0)
Income before income taxes	$103.5	$5.1	$(1.4)	$(17.1)	$90.1

A summary of Montpelier’s statements of operations by segment for the nine month period ended September 30, 2010 follows:

Nine Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$413.0	$184.3	$33.7	$(13.3)	$617.7
Ceded reinsurance premiums	(32.3)	(20.0)	(1.1)	13.3	(40.1)
Net insurance and reinsurance premiums written	380.7	164.3	32.6	—	577.6
Change in unearned premiums	(66.4)	(40.6)	(7.4)	—	(114.4)
Net insurance and reinsurance premiums earned	314.3	123.7	25.2	—	463.2

Loss and LAE	(130.9)	(89.7)	(19.2)	—	(239.8)
Insurance and reinsurance acquisition costs	(42.2)	(22.7)	(5.7)	—	(70.6)
General and administrative expenses	(27.9)	(26.7)	(7.9)	(20.1)	(82.6)
Underwriting income	113.3	(15.4)	(7.6)	(20.1)	70.2
Net investment income	54.6	1.3	1.6	—	57.5
Net investment and foreign exchange gains	65.4	1.3	1.6	(4.2)	64.1
Net loss from derivative instruments	(4.2)	—	—	—	(4.2)
Other revenue	0.3	—	—	—	0.3
Interest and other financing expenses	(1.1)	(0.6)	—	(16.9)	(18.6)
Income before income taxes	$228.3	$(13.4)	$(4.4)	$(41.2)	$169.3

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$65.2	$0.7	$—	$(1.7)	$64.2
Property Specialty - Treaty	10.2	3.1	—	—	13.3
Other Specialty - Treaty	19.2	20.0	—	—	39.2
Property and Specialty Individual Risk	6.8	25.5	13.7	(0.2)	45.8
Total gross premiums written	$101.4	$49.3	$13.7	$(1.9)	$162.5

Three Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$36.4	$0.8	$—	$—	$37.2
Property Specialty - Treaty	11.4	6.4	—	—	17.8
Other Specialty - Treaty	25.0	13.3	—	—	38.3
Property and Specialty Individual Risk	8.7	28.3	13.4	(0.3)	50.1
Total gross premiums written	$81.5	$48.8	$13.4	$(0.3)	$143.4

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Months Ended September 30,
	2011		2010

U.S. and Canada	$56.0	35%	$77.2	54%
Worldwide (1)	76.3	47	45.6	32
Worldwide, excluding U.S. and Canada (2)	5.3	3	1.6	1
Western Europe, excluding the U.K. and Ireland	1.6	1	—	—
Japan	5.3	3	3.0	2
U.K. and Ireland	6.8	4	7.4	5
Other	11.2	7	8.6	6
Total gross premiums written	$162.5	100%	$143.4	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the nine month periods ended September 30, 2011 and 2010:

Nine Months Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$284.6	$30.8	$—	$(12.6)	$302.8
Property Specialty - Treaty	37.4	7.7	—	—	45.1
Other Specialty - Treaty	62.2	58.8	—	—	121.0
Property and Specialty Individual Risk	30.4	93.4	42.1	(1.0)	164.9
Total gross premiums written	$414.6	$190.7	$42.1	$(13.6)	$633.8

Nine Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$256.5	$36.5	$—	$(12.4)	$280.6
Property Specialty - Treaty	37.0	18.2	—	—	55.2
Other Specialty - Treaty	87.5	50.5	—	—	138.0
Property and Specialty Individual Risk	32.0	79.1	33.7	(0.9)	143.9
Total gross premiums written	$413.0	$184.3	$33.7	$(13.3)	$617.7

(1)   Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Nine Months Ended September 30,
	2011		2010

U.S. and Canada	$298.5	47%	$322.2	52%
Worldwide (1)	204.0	32	153.0	25
Worldwide, excluding U.S. and Canada (2)	35.5	6	28.3	5
Western Europe, excluding the U.K. and Ireland	24.5	4	27.4	4
Japan	20.6	3	24.4	4
U.K. and Ireland	17.6	3	16.7	3
Other	33.1	5	45.7	7

Total gross premiums written	$633.8	100%	$617.7	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$58.4	$4.8	$—	$(1.8)	$61.4
Property Specialty - Treaty	9.6	1.7	—	0.3	11.6
Other Specialty - Treaty	20.4	16.1	—	0.9	37.4
Property and Specialty Individual Risk	7.9	24.4	12.6	0.6	45.5
Total net premiums earned	$96.3	$47.0	$12.6	$—	$155.9

Three Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$63.6	$7.4	$—	$(2.6)	$68.4
Property Specialty - Treaty	9.8	6.0	—	0.6	16.4
Other Specialty - Treaty	22.0	10.7	—	0.9	33.6
Property and Specialty Individual Risk	6.5	20.4	10.0	1.1	38.0
Total net premiums earned	$101.9	$44.5	$10.0	$—	$156.4

(1)   Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Months Ended September 30,
	2011		2010

U.S. and Canada	$79.0	51%	$86.0	55%
Worldwide (1)	44.4	28	32.1	20
Worldwide, excluding U.S. and Canada (2)	7.7	5	7.5	5
Western Europe, excluding the U.K. and Ireland	7.6	5	6.9	4
U.K. and Ireland	5.7	4	7.6	5
Japan	4.6	3	5.5	4
Other	6.9	4	10.8	7
Total net earned premiums	$155.9	100%	$156.4	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the nine month periods ended September 30, 2011 and 2010:

Nine Months Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$172.5	$23.5	$—	$(7.0)	$189.0
Property Specialty - Treaty	36.0	6.5	—	1.1	43.6
Other Specialty - Treaty	57.1	43.9	—	3.8	104.8
Property and Specialty Individual Risk	23.5	74.0	37.4	2.1	137.0
Total net premiums earned	$289.1	$147.9	$37.4	$—	$474.4

Nine Months Ended September 30, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$196.9	$26.5	$—	$(5.8)	$217.6
Property Specialty - Treaty	34.8	16.4	—	1.3	52.5
Other Specialty - Treaty	56.2	33.3	—	2.7	92.2
Property and Specialty Individual Risk	26.4	47.5	25.2	1.8	100.9
Total net premiums earned	$314.3	$123.7	$25.2	$—	$463.2

(1)   Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Nine Months Ended September 30,
	2011		2010

U.S. and Canada	$239.3	50%	$251.3	54%
Worldwide (1)	125.5	27	94.6	20
Worldwide, excluding U.S. and Canada (2)	25.1	5	25.5	6
Western Europe, excluding the U.K. and Ireland	23.5	5	24.3	5
U.K. and Ireland	20.0	4	20.7	5
Japan	16.8	4	15.5	3
Other	24.2	5	31.3	7
Total net earned premiums	$474.4	100%	$463.2	100%

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

NOTE 10.  Earnings (Loss) Per Common Share

The Company applies the two-class method of calculating earnings (loss) per Common Share. In applying the two-class method, the Company’s outstanding Restricted Common Share Units (“RSUs”) are considered to be participating securities.  See Note 13.  For all periods presented, the two-class method was used to determine earnings (loss) per Common Share since this method consistently yielded a more dilutive result than the treasury stock method.

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

The following table outlines the Company’s computation of earnings (loss) per Common Share for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings (loss) per Common Share numerator:
Net income (loss) available to common shareholders	$(66.2)	$90.0	$(149.3)	$169.8
Less: net earnings allocated to participating securities	—	(2.3)	—	(3.9)
Net income (loss) available to common shareholders	$(66.2)	$87.7	$(149.3)	$165.9

Average Common Shares outstanding (in millions)	61.6	69.0	62.0	71.2

Net income (loss) available to common shareholders per share	$(1.07)	$1.27	$(2.41)	$2.33

For each of the periods presented, the Company’s basic and diluted earnings (loss) per share calculations yielded the same result.

NOTE 11.  Commitments and Contingent Liabilities

Investment Commitment

As of September 30, 2011 and December 31, 2010, Montpelier had unfunded commitments to invest $13.3 million and $5.0 million, respectively, into three separate private investment funds.

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

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry.  As of September 30, 2011, Montpelier had no material unresolved legal proceedings.

Concentrations of Credit and Counterparty Risk

Financial instruments, which potentially subject Montpelier to significant concentrations of credit risk, consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity as of September 30, 2011.

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

NOTE 12. Regulatory Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re is regulated by the Bermuda Monetary Authority (the “BMA”).  Syndicate 5151, MUAL, PUAL and Montpelier Marketing Services (UK) Limited are regulated by the U.K. Financial Services Authority (the “FSA”) and Syndicate 5151, MUAL and MCL are also regulated by the Council of Lloyd’s.  MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151.  MUSIC is regulated by individual U.S. state insurance commissioners.  MEAG is registered with the Swiss Financial Market Supervisory Authority (“FINMA”).

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

The Bermuda Solvency Capital Requirement (“BSCR”) is a risk-based capital model used to measure risk and to determine an enhanced capital requirement and target capital level (defined as 120% of the enhanced capital requirement) for Class 4 insurers.  For all periods presented herein, Montpelier Re satisfied these requirements.

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

Formal indication as to the effective date for group supervision has not been provided by the BMA and what companies will be included, although the Company has been notified that the BMA, having considered the matters set out in the 2010 amendments to the Insurance Act, intends to be Montpelier’s group supervisor.

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

These changes began in April 2011 when the FSA replaced its current Supervision and Risk business units with a Prudential Business Unit and a Conduct of Business Unit.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of September 30, 2011 was fulfilled through the Lloyd’s Capital Trust. See Note 4.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds.  Under the Premiums Trust Funds deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of September 30, 2011 Syndicate 5151 held $116.5 million in cash and cash equivalents and $105.1 million in investment securities within the Premiums Trust Funds.  As of December 31, 2010, Syndicate 5151 held $59.7 million in cash and cash equivalents and $127.9 million in investment securities within the Premiums Trust Funds.

U.S. Regulation

MUSIC is domiciled in Oklahoma and is eligible to write surplus lines primary insurance in all other U.S. states and the District of Columbia. MUSIC is subject to the laws of Oklahoma and the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines insurance. In accordance with certain provisions of the National Association of Insurance Commissioners Non-Admitted Insurance Model Act, which have been adopted by a number of states, MUSIC has established, and is required to maintain, specified amounts on deposit as a condition of its status as an eligible, non-admitted insurer in the U.S.

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

NOTE 13.  Share-Based Compensation

At the discretion of the Board’s Compensation and Nominating Committee (the “Compensation Committee”), incentive awards, the values of which are based on Common Shares, may be made to participants.  For the periods presented, Montpelier’s share-based incentive awards consisted solely of RSUs.

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

The following tables summarize Montpelier’s RSU activity for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,345,072	$8.1	1,799,987	$14.3
Fixed RSUs Awarded	—		—	—
Changes to variable RSUs (at target) expected to be awarded 2010 - 2013 cycle	—	—	233,183	3.8
Variable RSU payout adjustments, 2010 - 2013 cycle	—	—	—	—
Payments	(5,000)	—	(5,000)	—
Forfeitures	(3,850)	—	(51,431)	—
Expense recognized	—	(1.9)	—	(4.2)
End of period	1,336,222	$6.2	1,976,739	$13.9

	Nine Months Ended September 30,
	2011		2010
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,637,580	$11.3	1,768,769	$13.3
Fixed RSUs Awarded	70,000	1.3	10,000	0.2
Variable RSUs (at target) expected to be awarded 2011 - 2014 cycle	591,824	11.0	—	—
Variable RSU payout adjustments, 2011 - 2014 cycle	(591,824)	(11.0)	—	—
Variable RSUs (at target) expected to be awarded 2010 - 2013 cycle	(455)	—	582,969	9.6
Variable RSU payout adjustments, 2010 - 2013 cycle	(11,726)	(0.1)	58,298	0.9
Changes in variable RSUs (at target) expected to be awarded 2009 - 2012 cycle	—	—	3,225	—
Variable RSU payout adjustments, 2009 - 2012 cycle	—	—	9,566	0.1
Payments	(240,695)	—	(404,657)	—
Forfeitures	(118,482)	(1.0)	(51,431)	—
Expense recognized	—	(5.3)	—	(10.2)
End of period	1,336,222	$6.2	1,976,739	$13.9

RSU Awards, Adjustments and Payments - three and nine month periods ended September 30, 2011

On the basis of the Company’s results achieved during the first nine months of 2011, the Company does not anticipate issuing any Variable RSUs for the 2011 to 2014 cycle.  The actual number of Variable RSUs to be awarded for the 2011 to 2014 cycle, if any, will not be finalized until approved by the Compensation Committee in March 2012.

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

During the three month period ended September 30, 2011, the Company paid out 5,000 vested RSUs and withheld, at the recipient’s election, 1,794 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 3,206 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the third quarter of 2011 was $0.1 million.

During the nine month period ended September 30, 2011, the Company paid out 240,695 vested RSUs and withheld, at the recipient’s election, 48,323 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 192,372 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the first nine months of 2011 was $4.4 million.

None of the outstanding RSUs as of September 30, 2011 were vested.

RSU Awards, Adjustments and Payments - three and nine month periods ended September 30, 2010

On the basis of the Company’s results achieved during the first nine months of 2010, the Company anticipated  issuing 641,267 Variable RSUs for the 2010-2013 award cycle, or 110% of target, as of September 30, 2010.

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

During the three month period ended September 30, 2010, the Company paid out 5,000 vested RSUs and withheld, at the recipients’ election, 1,499 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 3,501 Common Shares from its treasury.  See Note 8.  The fair value of the vested RSUs paid out during the third quarter of 2010 was $0.1 million.

During the nine month period ended September 30, 2010, the Company paid out 404,657 vested RSUs and withheld, at the recipients’ election, 65,599 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 339,058 Common Shares from its treasury.  See Note 8.  The fair value of the vested RSUs paid out during the first nine months of 2010 was $6.9 million.

None of the outstanding RSUs as of September 30, 2010 were vested.

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

During the nine month period ended September 30, 2011, the Company revised its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding by $1.0 million.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at September 30, 2011, for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Five-year RSU awards granted in 2007	18,000	$0.1
Four-year RSU awards granted in 2008	76,138	0.1
Five-year RSU awards granted in 2008	62,000	0.2
Four-year RSU awards granted in 2009	588,549	1.7
Five-year RSU awards granted in 2009	4,500	—
Four-year RSU awards granted in 2010	519,035	3.2
One-year RSU awards granted in 2011	18,000	0.3
Five-year RSU awards granted in 2011	50,000	0.6
Total RSUs outstanding at September 30, 2011	1,336,222	$6.2

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $1.8 million, $3.6 million and $0.8 million during 2011, 2012 and 2013 and beyond, respectively.

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

During the three month periods ended September 30, 2011 and 2010, Montpelier recorded an income tax expense of zero and $0.1 million, respectively. During the nine month periods ended September 30, 2011 and 2010, Montpelier recorded  income tax benefits of $0.6 million and $0.5 million, respectively. These income taxes were associated primarily with Montpelier’s U.K. operations.

During the nine month period ended September 30, 2011, Montpelier paid less than $0.1 million in income taxes.  During the nine month period ended September 30, 2010, Montpelier received $0.5 million in net income tax refunds.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended September 30, 2011 and 2010, these companies had pretax income (losses) of $(62.8) million and $94.1 million, respectively, and during the nine month periods ended September 30, 2011 and 2010, these companies had pretax income (losses) of $(129.9) million and $184.3 million, respectively.

United Kingdom

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended September 30, 2011 and 2010, these companies had pretax income (losses) of $(0.3) million and $1.8 million, respectively, and during the nine month periods ended September 30, 2011 and 2010, these companies had pretax losses of $11.0 million and $1.3 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting $2.3 million U.K. deferred tax asset valuation allowance against its existing $2.3 million deferred tax asset at September 30, 2011.  As of December 31, 2010, these companies had a net deferred tax liability of $0.6 million.

United States

MUI, MUSIC, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three month periods ended September 30, 2011 and 2010, these companies had pretax income (losses) of $0.2  million and $(5.8) million, respectively, and during the nine month periods ended September 30, 2011 and 2010, these companies had pretax losses of $3.3 million and $13.7 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting $20.8 million U.S. deferred tax asset valuation allowance against its existing $20.8 million deferred tax asset at September 30, 2011. As of December 31, 2010, these companies had a net deferred tax asset of $21.4 million which was fully offset by a $21.4 million deferred tax asset valuation allowance.

The Company’s U.S.-based operations are also subject to state and local income taxes. During the three and nine month periods ended September 30, 2011 and 2010, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three and nine month periods ended September 30, 2011 and 2010, such income taxes totaled less than $0.1 million.

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

At September 30, 2011 and December 31, 2010, the fair value of the Senior Notes (based on quoted market prices) was $235.0 million and $236.6 million, respectively, which compared to a carrying value of $227.8 million and $227.7 million, respectively.  At September 30, 2011 and December 31, 2010, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $76.0 million and $90.0 million, respectively, which compared to a carrying value of $100.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2011 and 2010, and our financial condition as of September 30, 2011 and December 31, 2010.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature. During 2009, and to a lesser extent 2010, we and many of our peers experienced strong underwriting and investment returns due to a low level of catastrophe losses and a widespread rebound in financial markets. As a result, the January 2011 renewal season was characterized by excess capital and soft pricing conditions throughout the global insurance and reinsurance industry.  Subsequently, 2011 has experienced a series of significant catastrophe and shock loss events.

The challenging operating environment we have experienced through the first nine months of 2011 has placed an increased emphasis on risk selection and capital management.  We reduced our net written premiums in three of our four business lines when compared to 2010 on a year-to-date basis. The one exception is our Property and Specialty Individual Risk line, which reflects the growth of both MUSIC and our marine business written by Syndicate 5151.

We believe market conditions are improving in response to the significant catastrophe losses experienced within our industry in recent quarters, and we have refocused our underwriting efforts on our core property and specialty lines in Bermuda and London.  In September, we announced a definitive agreement to sell MUSIC, our U.S. excess and surplus lines insurance business, to Selective Insurance Group.  Whereas MUSIC was growing steadily, we believed it would be unable to achieve the necessary scale to produce a reasonable return on our investment within an appropriate time frame.  Further, we believe that we can indirectly access similar business in an efficient manner from our existing Bermuda and London platforms.

We also recently completed a multi-component transaction with Torus Insurance Holdings Ltd. (“Torus”), in which Montpelier Re: (i) assumed a quota-share on the run-off of their property catastrophe portfolio; (ii) obtained the renewal rights to that portfolio, with payments contingent upon successful renewals; and (iii) secured a commitment for third-party sidecar support in 2012.  We believe this transaction will enhance our market position.

Despite improvements in the pricing environment and our continued ability to access attractive business, given our current market valuation, our expectation heading into 2012 is that we will maintain or reduce our current net risk position and will consider making additional common share repurchases.

We will continue to evaluate the attractiveness of the various underwriting and capital management opportunities as the January 1 renewal season unfolds.

Natural Catastrophe Risk Management

As a predominantly short-tail property reinsurer, we have exposure to various natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM (our proprietary risk management system), third-party vendor models, underwriting judgment and our own reinsurance purchases.

Our multi-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating result to reflect certain modellable underwriting and investment risks we face on an aggregate basis.  We seek to further refine and improve our risk management process over time. The following discussion should be read in conjunction with Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission, in particular the specific risk factor appearing on page 29 entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We track gross and ceded reinsurance treaty contract limits that we believe are exposed to a single natural perils occurrence within certain broadly defined major catastrophe zones.  The resulting measure represents the sum of all contract limits assumed through property reinsurance treaties, other specialty reinsurance treaties and event-linked insurance derivatives, but excludes limits relating to individual risk insurance business.  As of September 30, 2011, our largest single zonal concentration was Northern European windstorm (the zone consisting of the U.K., Ireland, Germany, France, the Benelux countries, Switzerland, Denmark, Norway and Sweden).  For individual risk business, including both direct insurance and facultative reinsurance accounts, we supplement our treaty approach by tracking contract limits to a finer geographic resolution.

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

Event / Resulting Market Loss	Our Average Market Share

U.S. Hurricane / $50 billion	0.6%

U.S. Earthquake / $50 billion	0.8%

Europe Windstorm / $20 billion	1.3%

The market share estimates above represent an estimate of our average market share across multiple event scenarios corresponding to industry losses of a given size.  However, it is important to note that our average market share may vary considerably within a particular territory depending on the specific characteristics of the event.  This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. Other factors contributing to such variation may include our decision to be overweight or underweight in certain regions within a territory.  For example, our market share for a large European wind event may differ depending on whether the majority of loss comes from the U.K. or from Continental Europe.  Additionally, our net market share may be impacted by the number and order of occurrence of catastrophic events during a year which could exhaust individual policy limits or trigger additional losses from certain policies offering second-event or aggregate protection.  Further, certain reinsurance we purchase may have geographic restrictions or provide coverage for only a single occurrence within the policy period.  Lastly, these estimates represent snapshots as of September 30, 2011. The composition of our in-force portfolio will fluctuate due to the acceptance of new policies, the expiration of existing policies, and changes in our reinsurance program.

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

Annual Operating Result

In addition to monitoring exposed contract limits and single event accumulation potential, we attempt to measure enterprise-wide risk using a simulated annual aggregate operating result approach. This approach estimates a net operating result over simulated annual return periods, including contributions from certain variables such as aggregate premiums, losses, expenses, and investment results.  We view this approach as a supplement to our single event stress test as it allows for multiple losses from natural catastrophe and other sources and attempts to take into account certain risks from non-underwriting sources. Through our modeling, we endeavor to take into account risks that we face as an enterprise.  By the very nature of the insurance and reinsurance business, and due to limitations associated with the use of models in general, our modeling does not cover every potential risk.  Examples include emerging risks, changes in liability awards, pandemic illnesses, asteroid strikes, climate change, bioterrorism, scientific accidents, and various political and financial market catastrophes.

Summary Financial Results

We ended the third quarter of 2011 with a fully converted tangible book value per common share of $22.18, a decrease of 4.3% for the past three months and 8.4% for the past nine months, taking into account dividends declared during the periods.

The decrease in our fully converted tangible book value per common share during the third quarter of 2011 resulted from losses in both our insurance and investment activities.  Our comprehensive loss for the third quarter of 2011 was $62.3 million and our GAAP combined ratio was 121.5%, compared to comprehensive income of $90.8 million and a GAAP combined ratio of 69.4% for the third quarter of 2010.

Our underwriting results for the third quarter of 2011 included $42.8 million in net catastrophe losses occurring during the period, including Hurricane Irene, Texas wildfires and Danish floods.  In addition, we incurred $19.4 million of net losses from U.S. catastrophe-exposed aggregate covers and $9.9 million of additional net losses related to the June 2011 New Zealand earthquake.  Partially offsetting these 2011 losses was $18.0 million of net favorable reserve development on prior year losses.  Our underwriting results for the third quarter of 2010 included $12.4 million of net losses associated with the September 2010 New Zealand earthquake and two large individual risk net losses totaling $8.6 million. Offsetting these 2010 losses was $21.3 million of net favorable reserve development on prior year losses.

Net realized and unrealized investment losses experienced during the third quarter of 2011 were $31.3 million, compared to $29.4 million of net realized and unrealized investment gains experienced during the third quarter of 2010.

The decrease in our fully converted tangible book value per common share during the first nine months of 2011 also resulted from losses in both our insurance and investment activities. Our comprehensive loss during the period was $141.6 million and our GAAP combined ratio was 135.5%, compared to comprehensive income of $166.9 million and a GAAP combined ratio of 84.8% for the first nine months of 2010.

Our underwriting results for the first nine months of 2011 included the third quarter 2011 events previously mentioned, as well as $226.6 million in net losses associated with the New Zealand and Japanese earthquakes that occurred during the 2011 first quarter. Partially offsetting these 2011 losses was $71.3 million of net favorable reserve development on prior year losses. Our underwriting results for the first nine months of 2010 included the third quarter 2010 events previously mentioned, as well as $20.0 million of net losses from the April 2010 Deepwater Horizon oil rig explosion and $106.1 million of net losses associated with the February 2010 Chilean earthquake.  These 2010 losses were partially offset by $84.8 million of net favorable reserve development on prior year losses.

Net realized and unrealized investment losses experienced during the first nine months of 2011 were $5.3 million compared to $66.8 million of net investment gains experienced during the first nine months of 2010.

Book Value Per Common Share

The following table presents our computation of book value per Common Share, fully converted book value per Common Share and fully converted tangible book value per Common Share:

	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010	Sept. 30, 2010
Book value numerators (in millions):

Shareholders’ Equity	$1,550.4	$1,620.2	$1,628.8	$1,668.4
Preferred Shares	(150.0)	(150.0)	—	—
[A] Book value numerator (Common Shareholders’ Equity)	1,400.4	1,470.2	1,628.8	1,668.4
Intangible asset (1)	(4.8)	(4.8)	(4.8)	(4.8)
[B] Fully converted tangible book value numerator	$1,395.6	$1,465.4	$1,624.0	$1,663.6

Book value denominators (in thousands):

[C] Book value denominator (Common Shares outstanding)	61,585	61,582	64,557	68,258
Common share obligations under benefit plans	1,336	1,345	1,638	1,977
[D] Fully converted book value denominator	62,921	62,927	66,195	70,235

Book value per Common Share [A] / [C]	$22.74	$23.87	$25.23	$24.44
Fully converted book value per Common Share [A] / [D]	22.26	23.36	24.61	23.76
Fully converted tangible book value per Common Share [B] / [D]	22.18	23.29	24.53	23.69

Change in fully converted tangible book value per Common Share: (2)

From June 30, 2011	(4.3)%
From December 31, 2010	(8.4)%
From September 30, 2010	(4.8)%

(1)    Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.

(2)    Computed as the change in fully converted tangible book value per Common Share after taking into account dividends declared on Common Shares of $0.10, $0.30 and $0.40 during the three, nine and twelve month periods ended September 30, 2011, respectively.

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

Consolidated Results of Operations

Our consolidated financial results for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Gross insurance and reinsurance premiums written	$162.5	$143.4	$633.8	$617.7
Ceded reinsurance premiums	(40.9)	(23.7)	(91.4)	(40.1)
Net insurance and reinsurance premiums written	121.6	119.7	542.4	577.6
Change in net unearned insurance and reinsurance premiums	34.3	36.7	(68.0)	(114.4)
Net insurance and reinsurance premiums earned	155.9	156.4	474.4	463.2

Net investment income	17.0	18.7	51.6	57.5
Net realized and unrealized investment gains (losses)	(31.3)	29.4	(5.3)	66.8
Net foreign exchange losses	(4.1)	(3.9)	(3.8)	(2.7)
Net income (expense) from derivative instruments	(6.3)	3.9	(3.0)	(4.2)
Other revenue	0.2	0.1	0.3	0.3
Total revenues	131.4	204.6	514.2	580.9

Underwriting expenses:
Loss and LAE — current year losses	(156.7)	(73.3)	(562.8)	(324.6)
Loss and LAE — prior year losses	18.0	21.3	71.3	84.8
Insurance and reinsurance acquisition costs	(26.7)	(24.8)	(77.7)	(70.6)
General and administrative expenses	(24.0)	(31.7)	(73.5)	(82.6)

Non-underwriting expenses:
Interest and other financing expenses	(4.9)	(6.0)	(15.7)	(18.6)
Total expenses	(194.3)	(114.5)	(658.4)	(411.6)

Income (loss) before income taxes	(62.9)	90.1	(144.2)	169.3
Income tax benefit (expense)	—	(0.1)	0.6	0.5

Net income (loss)	(62.9)	90.0	(143.6)	169.8
Dividends declared on Preferred Shares	(3.3)	—	(5.7)	—
Net income (loss) available to common shareholders	$(66.2)	$90.0	$(149.3)	$169.8

Net income (loss)	$(62.9)	$90.0	$(143.6)	$169.8
Other comprehensive income (loss) items	0.6	0.8	2.0	(2.9)
Comprehensive income (loss)	$(62.3)	$90.8	$(141.6)	$166.9

Loss and LAE ratio	89.0%	33.3%	103.6%	51.8%
Acquisition cost ratio	17.1%	15.8%	16.4%	15.2%
General and administrative expense ratio	15.4%	20.3%	15.5%	17.8%
GAAP combined ratio	121.5%	69.4%	135.5%	84.8%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Gross premiums written	$101.4	$81.5	$414.6	$413.0
Ceded reinsurance premiums	(39.0)	(22.0)	(75.2)	(32.3)
Net premiums written	62.4	59.5	339.4	380.7
Change in net unearned premiums	33.9	42.4	(50.3)	(66.4)
Net premiums earned	96.3	101.9	289.1	314.3

Loss and LAE - current year losses	(99.7)	(45.0)	(358.5)	(202.5)
Loss and LAE - prior year losses	12.6	16.5	39.2	71.6
Acquisition costs	(14.4)	(13.6)	(40.1)	(42.2)
General and administrative expenses	(8.9)	(12.4)	(27.9)	(27.9)
Underwriting income (loss)	$(14.1)	$47.4	$(98.2)	$113.3

Loss and LAE ratio	90.4%	28.0%	110.4%	41.6%
Acquisition cost ratio	15.0%	13.3%	13.9%	13.4%
General and administrative expense ratio	9.2%	12.0%	9.7%	8.9%

GAAP combined ratio	114.6%	53.3%	134.0%	64.0%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$65.2	64%	$36.4	44%
Property Specialty - Treaty	10.2	10	11.4	14
Other Specialty - Treaty	19.2	19	25.0	31
Property and Specialty Individual Risk	6.8	7	8.7	11

Gross premiums written	101.4	100%	81.5	100%
Ceded reinsurance premiums	(39.0)		(22.0)
Net premiums written	$62.4		$59.5

	Nine Months Ended September 30,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$284.6	69%	$256.5	62%
Property Specialty - Treaty	37.4	9	37.0	9
Other Specialty - Treaty	62.2	15	87.5	21
Property and Specialty Individual Risk	30.4	7	32.0	8

Gross premiums written	414.6	100%	413.0	100%
Ceded reinsurance premiums	(75.2)		(32.3)
Net premiums written	$339.4		$380.7

Gross premiums written within Montpelier Bermuda during the third quarter of 2011 totaled $101.4 million, an increase of $19.9 million, or 24%, over the third quarter of 2010.  The largest driver of this increase was within our Property Catastrophe - Treaty line of business, which increased by $28.8 million, or 79%.  This increase was primarily the result of a new quota-share reinsurance agreement with Torus.  Partially offsetting this increase was a $5.8 million reduction in our Other Speciality - Treaty line of business, driven primarily by a decrease in aviation premium written.

Gross premiums written during the first nine months of 2011 were consistent with those written during the comparable 2010 period.  Offsetting the increase in Property Catastrophe - Treaty premium previously noted was a reduction in premium written within our Other Specialty - Treaty line of business, reflecting the non-renewal of a few large marine and casualty contracts during the first quarter of 2011.  Additionally, the first quarter of 2010 included the transfer of a large engineering contract into our Other Specialty - Treaty line of business, a one-off transaction that further increased the variance to 2011.

Gross and net premiums written during the periods presented include amounts assumed and ceded as part of inter-segment excess-of-loss reinsurance agreements. See “Corporate and Other” under this Item 2.

Premiums written in the third quarters of 2011 and 2010 included reinstatements of $3.6 million and $1.3 million, respectively.  The third quarter 2011 reinstatement premiums were mainly attributable to Hurricane Irene and the Danish floods. Premiums written during the nine month periods ended September 30, 2011 and 2010 included reinstatements of $14.9 million and $9.2 million, respectively. The 2011 year-to-date reinstatement premiums were mainly attributable to the Japan and New Zealand earthquakes that occurred in the first quarter. The 2010 year-to-date reinstatement premiums were mainly attributable to the February 2010 Chilean earthquake. The level of reinstatement premiums that we may receive in future periods will be dependent upon the occurrence of future losses.

Montpelier Bermuda ceded $39.0 million and $22.0 million in reinsurance premiums, respectively, during the third quarters of 2011 and 2010, respectively, and $75.2 million and $32.3 million during the first nine months of 2011 and 2010, respectively.  Montpelier Bermuda purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Various other factors will also continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, Montpelier Bermuda purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Net Premiums Earned

Net premiums earned by Montpelier Bermuda were $96.3 million and $101.9 million during the third quarters of 2011 and 2010, respectively, and $289.1 million and $314.3 million during the first nine months of 2011 and 2010, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Bermuda’s loss and LAE reserve activities for the three and nine month periods ended September 30,  2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Gross unpaid loss and LAE reserves - beginning	$733.9	$600.0	$583.1	$569.4
Reinsurance recoverable on unpaid losses - beginning	(59.4)	(59.8)	(54.0)	(63.1)
Net unpaid loss and LAE reserves - beginning	674.5	540.2	529.1	506.3

Losses and LAE incurred:
Current year losses	99.7	45.0	358.5	202.5
Prior year losses	(12.6)	(16.5)	(39.2)	(71.6)
Total losses and LAE incurred	87.1	28.5	319.3	130.9

Losses and LAE paid and approved for payment	(89.1)	(34.5)	(175.9)	(103.0)

Net unpaid loss and LAE reserves - ending (1)	672.5	534.2	672.5	534.2
Reinsurance recoverable on unpaid losses - ending	63.0	62.8	63.0	62.8
Gross unpaid loss and LAE reserves - ending (1)	$735.5	$597.0	$735.5	$597.0

(1)    Montpelier Bermuda’s ending gross and net loss and LAE reserves at September 30, 2011 include $18.4 million of loss reserves assumed from Montpelier Syndicate 5151 pursuant to an intercompany reinsurance contract, the effects of which are eliminated in consolidation.

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the three and nine month periods ended September 30,  2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss and LAE ratio - current year	103.5%	44.2%	124.0%	64.4%
Loss and LAE ratio - prior year	(13.1)%	(16.2)%	(13.6)%	(22.8)%

Loss and LAE ratio	90.4%	28.0%	110.4%	41.6%

Three month periods ended September 30, 2011 and 2010

Current Year Loss and LAE events

During the third quarters of 2011 and 2010, Montpelier Bermuda experienced $99.7 million and $45.0 million in current year net loss and LAE, respectively.  The third quarter 2011 events that were the largest contributors to the net loss incurred during that period were the Danish floods, Hurricane Irene and the June 2011 New Zealand earthquake, with each contributing $11.0 million, $10.7 million and $9.9 million to Montpelier Bermuda’s net losses, respectively.  Montpelier Bermuda also recognized net losses of $19.4 million in the third quarter associated with U.S. catastrophe-exposed aggregate covers. Foreign exchange transaction gains recognized by Montpelier Bermuda during the 2011 third quarter relating to current year loss reserve movements reduced the net loss incurred during the quarter by $3.4 million.

Significant current year net loss and LAE incurred during the third quarter of 2010 included $12.4 million of net losses associated with the September 2010 New Zealand earthquake and two large individual risk net losses totaling $8.6 million.

Prior Year Loss and LAE development

During the third quarter of 2011, Montpelier Bermuda experienced $12.6 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  The February 2010 earthquake in Chile and the September 2010 earthquake in New Zealand ($4.9 million decrease),

•                  Two individual risk losses ($2.4 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business, each of which were individually less than $1.0 million.

During the third quarter of 2010, Montpelier Bermuda experienced $16.5 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  A reduction in prior year casualty reserves ($3.7 million decrease),

•                  A reduction in non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($3.1 million decrease),

•                  A reduction in 2009 tornado losses associated with one insured in the Property Catastrophe - Treaty line of business ($2.7 million decrease),

•                  The favorable commutation of two reinsurance contracts ($1.5 million decrease),

•                  A reduction in losses associated with 2009 European Windstorm Klaus ($1.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business, partially offset by $4.4 million of adverse development associated with 2008 Hurricane Ike.

Nine month periods ended September 30, 2011 and 2010

Current Year Loss and LAE events

During the nine month periods ended September 30, 2011 and 2010, Montpelier Bermuda experienced $358.5 million and $202.5 million in current year net loss and LAE, respectively. In addition to the events of the third quarter of 2011 discussed above, the largest contributors to the year-to-date 2011 net losses were the New Zealand and Japan earthquakes that occurred during the first quarter of 2011, which generated $181.3 million of current year net loss and LAE.  In addition to the events of the third quarter of 2010 discussed above, the largest contributors to the year-to-date 2010 net losses were the February 2010 Chilean earthquake and the April 2010 Deepwater Horizon oil rig explosion, which generated $76.2 million and $20.0 million of current year net loss and LAE, respectively.

Prior Year Loss and LAE development

During the nine month period ended September 30, 2011, Montpelier Bermuda experienced $39.2 million in net favorable development on prior year loss and LAE reserves. In addition to the items previously noted, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•                  A reduction in prior year casualty reserves ($7.4 million decrease, $3.3 million of which related specifically to the medical malpractice class of business),

•                  2007 European Windstorm Kyrill and U.K. floods ($2.2 million decrease, $0.5 million of which was recorded during the third quarter of 2011),

•                  2005 hurricanes ($2.2 million decrease, which incorporates a $0.6 million increase recorded during the third quarter of 2011).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

During the nine month period ended September 30, 2010, Montpelier Bermuda experienced $71.6 million in net favorable development on prior year loss and LAE reserves. In addition to the items previously noted, the principal reasons for the movement in prior year loss reserves during the period were as follows:

•                  Non-casualty reserves associated with the Property and Specialty Individual Risk line of business ($17.2 million decrease, $3.1 million of which was recorded during the third quarter of 2010).  This decrease related to several loss events,

•                  A reduction in prior year casualty reserves ($13.6 million decrease, $3.7 million of which was recorded during the third quarter of 2010).

The remaining favorable development on prior year loss and LAE reserves related to several small adjustments made across multiple short-tail classes of business.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Acquisition costs	$14.4	$13.6	$40.1	$42.2
Acquisition cost ratio	15.0%	13.3%	13.9%	13.4%

General and administrative expenses	$8.9	$12.4	$27.9	$27.9
General and administrative expense ratio	9.2%	12.0%	9.7%	8.9%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable. Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as our estimates of loss and LAE fluctuate. Increases in profit commissions, which are accrued based on the estimated results of the subject contract, totaled $0.6 million and zero for the third quarters of 2011 and 2010, respectively, and $2.1 million and $1.1 million for the first nine months of 2011 and 2010, respectively.  Relatively few of our assumed reinsurance contracts contain profit commission clauses and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

Montpelier Bermuda’s acquisition cost ratio for the three month and nine month periods ended September 30 2011, inclusive and exclusive of profit commission expense, increased as compared to the comparable 2010 periods primarily as a result of an increase in ceded premium earned.  Although ceding commissions on ceded reinsurance represent revenue to Montpelier Bermuda, the ceding commission ratio on reinsurance ceded during 2011 was lower than the acquisition cost ratio of gross premium written.  As a result, the increase in ceded premium earned led to an increase in the net acquisition cost ratio.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2011	2010	2011	2010

Operating expenses	$8.1	$9.4	$25.7	$21.7
Incentive compensation expenses	0.8	3.0	2.2	6.2

General and administrative expenses	$8.9	$12.4	$27.9	$27.9

Montpelier Bermuda’s operating expenses decreased during the three and nine month periods ended September 30, 2011, as compared to the comparable 2010 periods, after considering that the year-to-date 2010 amount includes a $5.2 million one-time benefit recognized during the second quarter of 2010 from the settlement of a reinsurance dispute with MPCL. See Note 3. The decrease in operating expenses during the 2011 periods resulted from a change in the allocation of Montpelier’s centrally managed information technology costs to the Montpelier Bermuda segment.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  The decrease in Montpelier Bermuda’s incentive compensation expenses during the three and nine month periods ended September 30, 2011, versus the comparable 2010 periods, is primarily the result of the significant catastrophe losses experienced by Montpelier during 2011.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Gross premiums written	$49.3	$48.8	$190.7	$184.3
Ceded reinsurance premiums	(1.8)	(1.6)	(24.0)	(20.0)
Net premiums written	47.5	47.2	166.7	164.3
Change in net unearned premiums	(0.5)	(2.7)	(18.8)	(40.6)
Net premiums earned	47.0	44.5	147.9	123.7

Loss and LAE - current year losses	(48.2)	(20.7)	(170.0)	(102.6)
Loss and LAE - prior year losses	4.7	4.8	30.3	12.9
Acquisition costs	(9.5)	(8.9)	(29.2)	(22.7)
General and administrative expenses	(6.5)	(9.2)	(21.0)	(26.7)
Underwriting income (loss)	$(12.5)	$10.5	$(42.0)	$(15.4)

Loss and LAE ratio	92.6%	35.7%	94.5%	72.5%
Acquisition cost ratio	20.2%	20.0%	19.7%	18.4%
General and administrative expense ratio	13.8%	20.7%	14.2%	21.6%

GAAP combined ratio	126.6%	76.4%	128.4%	112.5%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s premium writings, by line of business, for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$0.7	1%	$0.8	2%
Property Specialty - Treaty	3.1	6	6.4	13
Other Specialty - Treaty	20.0	41	13.3	27
Property and Specialty Individual Risk	25.5	52	28.3	58

Gross premiums written	49.3	100%	48.8	100%
Ceded reinsurance premiums	(1.8)		(1.6)
Net premiums written	$47.5		$47.2

	Nine Months Ended September 30,
($ in millions)	2011		2010

Property Catastrophe - Treaty	$30.8	16%	$36.5	20%
Property Specialty - Treaty	7.7	4	18.2	10
Other Specialty - Treaty	58.8	31	50.5	27
Property and Specialty Individual Risk	93.4	49	79.1	43

Gross premiums written	190.7	100%	184.3	100%
Ceded reinsurance premiums	(24.0)		(20.0)
Net premiums written	$166.7		$164.3

Gross premiums written within Montpelier Syndicate 5151 during the third quarter of 2011 totaled $49.3 million, which were consistent with gross premiums written in the comparable 2010 period. The Other Specialty - Treaty line of business grew 50%, as compared to the third quarter of 2010, mainly as a result of one large casualty contract written during the 2011 period.  This increase was offset by reductions in the Property Specialty - Treaty line of business and in Property and Specialty Individual Risk line, which reflected a reduction in business written by PUAL.

Gross premiums written during the first nine months of 2011 totaled $190.7 million, which represents a 3% increase over the $184.3 million written during the first nine months of 2010. The largest increase related to marine business written within our Property and Specialty Individual Risk line.  The increase in marine writings was largely offset by a decrease in our Property Specialty - Treaty line, reflecting both non-renewals by MUI and transfers of this business by MUI to Montpelier Bermuda.

Gross and net premiums written and ceded reinsurance premiums during the periods presented include amounts assumed and ceded as part of inter-segment excess-of-loss reinsurance agreements. See “Corporate and Other” under this Item 2.

Premiums written in the third quarters of 2011 and 2010 included reinstatements of $0.8 million and $0.3 million, respectively.  Premiums written during the first nine months of 2011 and 2010 included reinstatements of $10.3 million and $6.7 million, respectively. The 2011 and 2010 year-to-date reinstatement premiums were mainly attributable to the Japan and New Zealand earthquakes that occurred in the 2011 first quarter and the February 2010 Chile earthquake, respectively.  The level of reinstatement premiums that we may receive in future periods is dependent upon the occurrence of future losses.

Montpelier Syndicate 5151 ceded $1.8 million and $1.6 million in reinsurance premiums, respectively, during the third quarters of 2011 and 2010, respectively, and $24.0 million and $20.0 million during the first nine months of 2011 and 2010, respectively.  Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.  Various other factors will also continue to affect Montpelier Syndicate 5151’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Syndicate 5151’s reinsurance purchases to date have represented prospective cover; that is, Montpelier Syndicate 5151 purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 were $47.0 million and $44.5 million during the three month periods ended September 30, 2011 and 2010, respectively, and $147.9 million and $123.7 million during the nine month periods ended September 30, 2011 and 2010, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Syndicate 5151’s loss and LAE reserve activities for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Gross unpaid loss and LAE reserves - beginning	$255.3	$151.7	$166.4	$96.0
Reinsurance recoverable on unpaid losses - beginning	(17.4)	(4.2)	(2.6)	(0.5)
Net unpaid loss and LAE reserves - beginning	237.9	147.5	163.8	95.5

Losses and LAE incurred:
Current year losses	48.2	20.7	170.0	102.6
Prior year losses	(4.7)	(4.8)	(30.3)	(12.9)
Total losses and LAE incurred	43.5	15.9	139.7	89.7

Net impact of foreign currency movements	(6.7)	7.5	(1.7)	1.3

Losses and LAE paid and approved for payment	(13.0)	(18.1)	(40.1)	(33.7)

Net unpaid loss and LAE reserves - ending (1)	261.7	152.8	261.7	152.8
Reinsurance recoverable on unpaid losses - ending (1)	24.8	1.8	24.8	1.8

Gross unpaid loss and LAE reserves - ending (1)	$286.5	$154.6	$286.5	$154.6

(1)    Montpelier Syndicate 5151’s ending reinsurance recoverable at September 30, 2011 includes an $18.4 million benefit from Montpelier Bermuda pursuant to an intercompany reinsurance contract. Montpelier Syndicate 5151’s ending gross and net loss and LAE reserves at September 30, 2011 and 2010 each include $0.2 million of loss reserves assumed from MUSIC pursuant to intercompany reinsurance contracts.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE ratios for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss and LAE ratio - current year	102.6%	46.5%	114.9%	82.9%
Loss and LAE ratio - prior year	(10.0)%	(10.8)%	(20.5)%	(10.4)%

Loss and LAE ratio	92.6%	35.7%	94.5%	72.5%

Three month periods ended September 30, 2011 and 2010

Current Year Loss and LAE events

During the third quarters of 2011 and 2010 Montpelier Syndicate 5151 experienced $48.2 million and $20.7 million, respectively, in current year net loss and LAE.  The largest contributors to Montpelier Syndicate 5151’s third quarter 2011 current year net loss and LAE was a $7.9 million casualty loss within its Property and Specialty Individual Risk line, a $3.9 million engineering net loss within its Other Specialty - Treaty line and a $2.0 million net loss from Hurricane Irene.  Most of the remaining current year net losses incurred by Montpelier Syndicate 5151 during the third quarter of 2011, as well as the majority incurred during the third quarter of 2010, represented IBNR.

Prior Year Loss and LAE development

During the third quarter of 2011 Montpelier Syndicate 5151 experienced $4.7 million in net favorable development on prior year loss and LAE reserves. Approximately half of the development related to non-catastrophe property losses recorded during 2010.  The remainder was largely the result of lower-than-expected claims emergence across several lines of business.

During the third quarter of 2010 Montpelier Syndicate 5151 experienced $4.8 million in net favorable development on prior year loss and LAE reserves. Of this amount, $2.1 million represented foreign currency transaction gains and the remainder was largely the result of lower-than-expected claims emergence across several lines of business.

Nine month periods ended September 30, 2011 and 2010

Current Year Loss and LAE events

During the nine month periods ended September 30,  2011 and 2010, Montpelier Syndicate 5151 experienced $170.0 million and $102.6 million in current year net loss and LAE, respectively.  In addition to the events of the third quarter of 2011 discussed above, during the first nine months of 2011 Montpelier Syndicate 5151 also incurred $45.3 million of net losses generated by the New Zealand and Japan earthquakes that occurred in the first quarter of 2011.  The current year losses incurred at Montpelier Syndicate 5151 during the first nine months of 2010 included $29.9 million related to the February 2010 Chilean earthquake.

Prior Year Loss and LAE development

During the nine months ended September 30, 2011, Montpelier Syndicate 5151 experienced $30.3 million in net favorable development on prior year loss and LAE reserves. In addition to the development described above that occurred during the third quarter of 2011, the favorable development for the year-to-date period also included the following:

•                  2010 non-catastrophe property reserves ($16.4 million decrease, $2.4 million of which was recorded during the third quarter of 2011),

•                  2010 Australian flood losses ($3.5 million decrease, which incorporates a $0.2 million increase recorded during the third quarter of 2011),

During the first nine months of 2010, Montpelier Syndicate 5151 recorded $12.9 million of favorable development relating to prior year losses.  In addition to the development described above that occurred during the third quarter of 2010, the balance of the year-to-date 2010 net favorable development was largely the result of lower-than-expected claims emergence across several lines of business.

Net Impact of Foreign Currency Movements on Loss and LAE Reserves

In addition to the net foreign exchange transaction gains and losses experienced on prior year loss and LAE reserves described above, Montpelier Syndicate 5151 also recognized net foreign exchange translation gains (losses) related to its current and prior year loss and LAE reserves of $6.7 million and $(7.5) million during the third quarters of 2011 and 2010, respectively, and $1.7 million and $(1.3) million during the nine month periods ended September 30, 2011 and 2010, respectively. Montpelier Syndicate 5151’s foreign currency translation gains (losses), which are a component of its comprehensive income (loss), do not impact its underwriting results. Montpelier Syndicate 5151’s foreign currency transaction gains (losses) are incorporated in its underwriting results (including its underwriting ratios) as a decrease (increase) in its loss and loss adjustment expenses incurred.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Acquisition costs	$9.5	$8.9	$29.2	$22.7
Acquisition cost ratio	20.2%	20.0%	19.7%	18.4%

General and administrative expenses	$6.5	$9.2	$21.0	$26.7
General and administrative expense ratio	13.8%	20.7%	14.2%	21.6%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.   Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate. Increases in profit commissions, which are accrued based on the estimated results of the subject contract, totaled $0.8 million and $0.2 million for the three month periods ended September 30, 2011 and 2010, respectively, and $2.0 million and $0.9 million for the first nine months of 2011 and 2010, respectively.

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

Montpelier Syndicate 5151 recorded increases (reductions) in its premium deficiency of $(0.5) million and zero during the three month periods ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.2 million during the nine month periods ended September 30, 2011 and 2010, respectively.

Absent profit commissions and premium deficiency adjustments, Montpelier Syndicate 5151’s acquisition cost ratios during the three and nine month periods ended September 30, 2011 were consistent with those of the comparable 2010 periods.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2011	2010	2011	2010

Operating expenses	$5.7	$6.8	$19.2	$21.3
Incentive compensation expenses	0.8	2.4	1.8	5.4

General and administrative expenses	$6.5	$9.2	$21.0	$26.7

Montpelier Syndicate 5151’s operating expenses consist mainly of: (i) salaries, employee benefits and premises costs associated with its underwriting and Coverholder operations located in the U.S., U.K. and Switzerland; (ii) intercompany allocations of information technology and risk modeling expenses; and (iii) Lloyd’s fees.

The decrease in operating expenses during the three and nine month periods ended September 30, 2011, as compared to the comparable 2010 periods, resulted from a change in the allocation of Montpelier’s centrally managed information technology costs to the Montpelier Syndicate 5151 segment.  Also contributing to the decrease in Montpelier Syndicate 5151’s operating expenses during the nine month period ended September 30, 2011, as compared to the comparable 2010 period, were decreased salary expenses at MUI and lower U.K. valued-added tax costs.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  The decrease in Montpelier Syndicate 5151’s incentive compensation expenses during the three and nine month periods ended September 30, 2011, versus the comparable 2010 periods, is primarily the result of the significant catastrophe losses experienced by Montpelier during 2011.

MUSIC

Underwriting results for MUSIC for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2011	2010	2011	2010

Gross premiums written	$13.7	$13.4	$42.1	$33.7
Reinsurance premiums ceded	(2.0)	(0.4)	(5.8)	(1.1)
Net premiums written	11.7	13.0	36.3	32.6
Change in unearned premiums	0.9	(3.0)	1.1	(7.4)
Net premiums earned	12.6	10.0	37.4	25.2

Loss and LAE — current year losses	(8.8)	(7.6)	(34.3)	(19.5)
Loss and LAE — prior year losses	0.7	—	1.8	0.3
Acquisition costs	(2.8)	(2.3)	(8.4)	(5.7)
General and administrative expenses	(2.3)	(2.8)	(7.0)	(7.9)

Underwriting loss	$(0.6)	$(2.7)	$(10.5)	$(7.6)

Loss and LAE ratio	64.3%	76.0%	86.9%	76.2%
Acquisition cost ratio	22.2%	23.0%	22.5%	22.6%
General and administrative expense ratio	18.3%	28.0%	18.7%	31.3%

GAAP combined ratio	104.8%	127.0%	128.1%	130.1%

Premiums written and earned

MUSIC’s gross premiums written, all of which relate to the Property and Specialty Individual Risk line of business, have increased steadily from MUSIC’s inception in 2007.

Ceded reinsurance premiums recorded during the three and nine month periods ended September 30, 2011 and 2010 include amounts ceded to Montpelier Syndicate 5151 as part of an inter-segment excess-of-loss reinsurance agreement. See “Corporate and Other” under this Item 2.

Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes MUSIC’s loss and LAE reserve activities for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Gross unpaid loss and LAE reserves - beginning	$51.8	$24.3	$35.1	$15.4
Reinsurance recoverable on unpaid losses - beginning	(6.9)	(6.1)	(5.8)	(6.0)
Net unpaid loss and LAE reserves - beginning	44.9	18.2	29.3	9.4

Losses and LAE incurred:
Current year losses	8.8	7.6	34.3	19.5
Prior year losses	(0.7)	—	(1.8)	(0.3)
Total losses and LAE incurred	8.1	7.6	32.5	19.2

Losses and LAE paid and approved for payment	(5.3)	(1.8)	(14.1)	(4.6)

Net unpaid loss and LAE reserves - ending	47.7	24.0	47.7	24.0
Reinsurance recoverable on unpaid losses - ending (1)	5.5	6.0	5.5	6.0

Gross unpaid loss and LAE reserves - ending	$53.2	$30.0	$53.2	$30.0

(1)    MUSIC’s ending reinsurance recoverables at September 30, 2011 and 2010 each include a $0.2 million benefit from Montpelier Syndicate 5151 pursuant to intercompany reinsurance contracts, the effects of which are eliminated in consolidation.

The following table summarizes MUSIC’s net loss and LAE ratios for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss and LAE ratio - current year	69.8%	76.0%	91.7%	77.4%
Loss and LAE ratio - prior year	(5.6)%	—%	(4.8)%	(1.2)%

Loss and LAE ratio	64.3%	76.0%	86.9%	76.2%

Current year net losses incurred during the third quarters of 2011 and 2010 represented IBNR as there were few individually significant loss events experienced by MUSIC during the periods.  Current year net losses incurred during the first nine months of 2011 included: (i) nine large property claims representing a total of $3.3 million in reported net losses; and (ii) $3.3 million of reported net losses resulting from the U.S. storms that occurred during the second quarter of 2011.

MUSIC experienced favorable prior year loss reserve development of $0.7 million and $1.8 million during the three and nine month periods ended September 30, 2011, respectively, and zero and $0.3 million during the three and nine month periods ended September 30, 2010, respectively. This favorable development related primarily to MUSIC’s casualty classes of business.

MUSIC’s gross ending unpaid loss and LAE reserves and reinsurance recoverables on unpaid losses include $3.9 million and $5.8 million of remaining Acquired Reserves at September 30, 2011 and December 31, 2010, respectively.  MUSIC holds a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” (Excellent) or better by A.M. Best, which collectively support the Acquired Reserves. In addition, Montpelier enjoys a full indemnity from GAINSCO covering any adverse development from its past business. If the Acquired Reserves were to develop unfavorably during future periods and the various protective arrangements, including GAINSCO’s indemnity, ultimately proved to be insufficient, these liabilities would become our responsibility.

Underwriting Expenses

The following table summarizes MUSIC’s underwriting expenses during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Acquisition costs	$2.8	$2.3	$8.4	$5.7
Acquisition cost ratio	22.2%	23.0%	22.5%	22.6%

General and administrative expenses	$2.3	$2.8	$7.0	$7.9
General and administrative expense ratio	18.3%	28.0%	18.7%	31.3%

MUSIC incurred acquisition costs of $2.8 million and $2.3 million during the third quarters of 2011 and 2010, respectively, and $8.4 million and $5.7 million during the nine month periods ended September 30, 2011 and 2010, respectively. The increases in MUSIC’s acquisition costs during these periods were largely consistent with the increases in MUSIC’s net earned premiums as evidenced by its consistent acquisition cost ratios.

MUSIC’s general and administrative expenses represent both operating and incentive compensation expenses. Its operating expenses consist of: (i) salaries, employee benefits and premises expenses; and (ii) intercompany allocations of information technology and other centrally-managed expenses.

The decrease in MUSIC’s general and administrative expenses during the three and nine month periods ended September 30, 2011, as compared to the comparable 2010 periods, resulted from both a change in the allocation of Montpelier’s centrally managed information technology costs to the MUSIC segment as well as a reduction in incentive compensation expenses. Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period. The decrease in MUSIC’s incentive compensation expenses during the 2011 periods is primarily the result of the significant catastrophe losses experienced by Montpelier during 2011.

MUSIC Sale

On September 20, 2011, Montpelier announced the MUSIC Sale. Completion of the MUSIC Sale is subject to insurance regulatory approvals and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2011.

In connection with the MUSIC Sale, Montpelier will either retain, reinsure or otherwise indemnify Selective for all of MUSIC’s obligations associated with business written prior to the closing date. Since Montpelier will have significant continuing involvement in all of MUSIC’s business written prior to the closing date, the sale of MUSIC does not constitute a “discontinued operation” in accordance with GAAP.

Since the cash flows associated with Montpelier’s continuing involvement with MUSIC are expected to continue beyond 2012, MUSIC will remain a separate business segment of the Company beyond the date the MUSIC Sale is consummated.

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

Our Corporate and Other results for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2011	2010	2011	2010

Gross premiums written	$(1.9)	$(0.3)	$(13.6)	$(13.3)
Reinsurance premiums ceded	1.9	0.3	13.6	13.3
Net premiums written	—	—	—	—
General and administrative expenses	(6.3)	(7.3)	(17.6)	(20.1)
Underwriting loss	$(6.3)	$(7.3)	$(17.6)	$(20.1)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between Montpelier Syndicate 5151 and MUSIC. The premiums associated with these inter-segment arrangements during the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$1.6	$—	$1.6	$12.5	$—	$12.5
Montpelier Syndicate 5151	0.3	(1.6)	(1.3)	1.1	(12.5)	(11.4)
MUSIC	—	(0.3)	(0.3)	—	(1.1)	(1.1)
Total inter-segment premiums	$1.9	$(1.9)	$—	$13.6	$(13.6)	$—

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$—	$—	$—	$12.4	$—	$12.4
Montpelier Syndicate 5151	0.3	—	0.3	0.9	(12.4)	(11.5)
MUSIC	—	(0.3)	(0.3)	—	(0.9)	(0.9)
Total inter-segment premiums	$0.3	$(0.3)	$—	$13.3	$(13.3)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2011	2010	2011	2010

Operating expenses	$5.2	$3.4	$14.8	$11.6
Incentive compensation expenses	1.1	3.9	2.8	8.5

General and administrative expenses	$6.3	$7.3	$17.6	$20.1

Corporate and Other’s operating expenses include salaries and benefits, information and technology systems costs, director fees, legal costs, corporate insurance, audit fees and fees associated with being a publicly traded company.

The increase in 2011 operating expenses, as compared to those of 2010, relates primarily to higher risk management expenditures as well as an increase in centrally managed information technology costs allocated to the Corporate and Other segment.

Incentive compensation expenses are recorded largely on the basis of Montpelier’s consolidated underwriting results achieved during the period.  The decrease in Corporate and Other’s incentive compensation expenses during the three and nine month periods ended September 30, 2011, versus the comparable 2010 periods, is primarily the result of the significant catastrophe losses experienced by Montpelier during 2011.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010

Investment income	$18.5	$20.4	$55.5	$63.4
Investment expenses	(1.5)	(1.7)	(3.9)	(5.9)
Net investment income	17.0	18.7	51.6	57.5

Net realized investment gains	13.3	13.8	25.5	36.0
Net unrealized investment gains (losses)	(44.6)	15.6	(30.8)	30.8
Net foreign exchange transaction losses on cash and investments	(3.0)	(4.0)	(2.7)	(1.2)
Net foreign exchange translation gains (losses) on cash and investments	(6.3)	8.3	0.2	0.3
Reclassification of inception-to-date net unrealized gains - Symetra	—	—	—	(2.6)
Total return ($)	$(23.6)	$52.4	$43.8	$120.8

Weighted average investment portfolio value, including cash	$2,910.0	$2,725.4	$2,838.6	$2,654.3
Total return on cash and investments (%)	(0.8)%	1.9%	1.5%	4.5%

Our total return on cash and investments for the three and nine month periods ended September 30, 2011 was lower than that of the comparable 2010 periods due to net realized and unrealized investment and foreign exchange losses experienced during the 2011 periods, versus net realized and unrealized investment and foreign exchange gains experienced during the 2010 periods, as well as decreases in net investment income.

Our investment income during the 2011 periods was lower than that of the 2010 periods, despite higher weighted average investment portfolio values, due to declines in short-term interest rates. Investment expenses during the 2011 periods were also lower than those incurred during the 2010 periods due mainly to changes in the allocation of invested balances among our investment managers.

During the third quarter of 2011 we experienced $31.3 million of net realized and unrealized investment losses consisting of $1.6 million in net realized and unrealized losses from our fixed maturity portfolio, $24.9 million in net realized and unrealized losses from our equity portfolio and $4.8 million in net realized and unrealized losses from our other investments. During the third quarter of 2010 we experienced $29.4 million of net realized and unrealized investment gains consisting of $22.3 million in net realized and unrealized gains from our fixed maturity portfolio, $7.3 million in net realized and unrealized gains from our equity portfolio and $0.2 million in net realized and unrealized losses from our other investments.

During the first nine months of 2011 we experienced $5.3 million of net realized and unrealized investment losses consisting of $19.6 million in net realized and unrealized gains from our fixed maturity portfolio, $16.7 million in net realized and unrealized losses from our equity portfolio and $8.2 million in net realized and unrealized losses from our other investments. During the first nine months of 2010 we experienced $66.8 million of net realized and unrealized investment gains consisting of $55.2 million in net realized and unrealized gains from our fixed maturity portfolio, $6.3 million in net realized and unrealized gains from our equity portfolio and $5.3 million in net realized and unrealized gains from our other investments.

The year-to-date and third quarter of 2010 fixed maturity gains we experienced were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries.  The fixed maturity losses we experienced during the third quarter of 2011 were largely the result of a decline in U.S. Treasury yields being more than offset by a widening of credit spreads between the yield on those securities versus that of U.S. Treasuries.

The equity portfolio gains and losses we experienced during each of the periods presented were consistent with trends experienced by the U.S. equity market as a whole, as measured by the S&P 500 Index.

The year-to-date 2010 other investment gains we experienced reflected solid performance from fixed maturity investments and bank loans held within our other investments. The year-to-date 2011 and third quarter 2011 and 2010 other investment losses we experienced reflect an unrealized loss associated with a private investment fund recorded in the second and third quarters of 2011 and a realized loss associated with a limited partnership investment recorded in the third quarter of 2010. These losses more than offset modest gains experienced from fixed maturity investments and bank loans held within our other investments during those periods.

We experienced net foreign exchange losses on cash and investments of $3.0 million and $4.0 million during the third quarters of 2011 and 2010, respectively, and $2.7 million and $1.2 million during the first nine months of 2011 and 2010, respectively. The foreign exchange losses during the periods were due to the weakening of the U.S. dollar against the various foreign currencies in which certain of our cash balances and investments are denominated, mainly the British pound, the European Union euro and the Canadian dollar.

During the first quarter of 2010 we reclassified the cumulative net appreciation associated with our investment in Symetra, which totaled $2.6 million at January 1, 2010, from other comprehensive income to net unrealized investment gains on the Company’s consolidated statements of operations and moved that investment from our other investment portfolio to our equity portfolio.

As of September 30, 2011, December 31, 2010 and September 30, 2010, our Level 3 investments measured at fair value, as defined in GAAP, totaled $86.5 million (or 3.5%), $85.2 million (or 3.4%) and $105.3 million (or 4.2%) of our total invested assets measured at fair value, respectively. Our investments classified as Level 3 as of September 30, 2011, December 31, 2010 and September 30, 2010, primarily consisted of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.

Net Foreign Exchange Losses

The following table summarizes the components of our consolidated net foreign exchange losses for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2011	2010	2011	2010

Net foreign exchange transaction losses on cash and investments	$(3.0)	$(4.0)	$(2.7)	$(1.2)
Net foreign exchange transaction gains (losses) on insurance balances	(1.1)	0.1	(1.1)	(1.5)

Net foreign exchange losses	$(4.1)	$(3.9)	$(3.8)	$(2.7)

See “Net Investment Income and Total Return on Investments” above for details of our net foreign exchange transaction losses on cash and investments.

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

Net Income (Expense) From Derivative Instruments

Our net income (expense) from derivative instruments during the three month periods ended September 30, 2011 and 2010, was $(6.3) million and $3.9 million, respectively, and during the nine month periods ended September 30, 2011 and 2010 was $(3.0) million and $(4.2) million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue is comprised of: (i) services provided to third parties consisting of commissions earned by PUAL and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; and (ii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms. The following table summarizes our other revenue for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2011	2010	2011	2010

Services provided to third parties	$0.2	$0.1	$0.5	$0.3
Interest on funds advanced	—	—	(0.2)	—
Other revenue	$0.2	$0.1	$0.3	$0.3

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2011	2010	2011	2010

Interest expense - Senior Notes	$3.5	$3.5	$10.5	$10.5
Interest expense - Trust Preferred Securities	1.0	2.2	4.2	6.5
Letter of credit and trust fees	0.4	0.3	1.0	1.6
Interest and other financing expenses	$4.9	$6.0	$15.7	$18.6

The reduction in interest expense during the 2011 periods, versus that of the 2010 periods, is due to the Trust Preferred Securities becoming a floating rate obligation on March 30, 2011 in accordance with its terms. The Trust Preferred Securities bore interest at a fixed rate of 8.55% per annum through March 29, 2011, and accrue interest thereafter at a floating rate of 3-month LIBOR plus 380 basis points (which varied from 4.046% to 4.169% during the period from March 30, 2011 to September 30, 2011). See Note 5.

The reduction in letter of credit and trust fees we experienced during the first nine months of 2011, versus that of the comparable 2010 period, was the result of the Lloyd’s Capital Trust and the Reinsurance Trust replacing non-renewed letter of credit facilities.  The Lloyd’s Capital Trust became effective in March 2010 and the Reinsurance Trust became effective in September 2010. See Note 4.

Income Taxes

During the three month periods ended September 30, 2011 and 2010, we recorded an income tax expense of zero and $0.1 million, respectively, and during the nine month periods ended September 30, 2011 and 2010, we recorded an income tax benefit of $0.6 million and $0.5 million, respectively. These income taxes were associated primarily with our U.K. operations. See Note 14.

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

During the three month periods ended September 30, 2011 and 2010, our U.K. operations had pretax income (losses) of $(0.3) million and $1.8 million, respectively, and during the nine month periods ended September 30, 2011 and 2010, these operations had pretax losses of $11.0 million and $1.3 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize these assets, we have established an offsetting U.K. deferred tax asset valuation allowance against our existing deferred tax asset at September 30, 2011.  As of December 31, 2010, these operations had a net U.K. deferred tax liability of $0.6 million.

During the three month periods ended September 30, 2011 and 2010, our U.S. operations had pretax income (losses) of $0.2 million and $(5.8) million, respectively, and during the nine month periods ended September 30, 2011 and 2010, these operations had pretax losses of $3.3 million and $13.7 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize these assets, we have established offsetting U.S. deferred tax asset valuation allowances against its existing deferred tax assets at September 30, 2011 and December 31, 2010.

During the three and nine month periods ended September 30, 2011 and 2010, the income taxes relating to our Switzerland operations totaled less than $0.1 million.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to preferred and common shareholders and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently have in place a regular dividend of $0.10 per Common Share per quarter and our Preferred Shares have a stated dividend rate of 8.875% per year. Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of September 30, 2011, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 2.9 years. If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investments, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

As of September 30, 2011, our sources of immediate and unencumbered liquidity consisted of: (i) $310.8 million of cash and cash equivalents; (ii) $40.9 million in highly liquid fixed maturity investments which currently trade at a very narrow bid/ask spread and whose proceeds are available upon one days’ notice; and (iii) $470.1 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available upon three days’ notice.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio beyond these levels although the bid-ask spreads associated with such investment securities would be expected to be broader, perhaps significantly, from sales of those securities previously mentioned, particularly if a large individual investment holding were required to be liquidated in an expedient manner.  We also believe that we have additional liquidity within our portfolio of equity securities.

We anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations should be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of September 30, 2011 and December 31, 2010:

	Sept. 30,	Dec. 31,
(Millions)	2011	2010
Senior Notes, at face value	$228.0	$228.0
Trust Preferred Securities	100.0	100.0
Total Debt	$328.0	$328.0

Preferred Shareholders’ Equity	150.0	—
Common Shareholders’ Equity	1,400.4	1,628.8
Total Capital	$1,878.4	$1,956.8

Our total capital decreased by $78.4 million during the nine month period ended September 30, 2011 as a result of our recording a comprehensive loss of $141.6 million, issuing $150.0 million of Preferred Shares, recognizing $4.5 million of additional paid-in capital through the amortization and issuances of share-based compensation, incurring $4.6 million in Preferred Share issuance costs, declaring $24.2 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $62.5 million of Common Shares.

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

We issued the Preferred Shares on May 10, 2011.  The net proceeds of $145.4 million associated with the offering were used for general corporate purposes and, in particular, to support the underwriting activities of the Company’s insurance and reinsurance subsidiaries.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of September 30, 2011 and December 31, 2010, our debt to capital ratio was 12.8% and 12.3%, respectively, (which, as defined in such agreements, is the ratio of the amount of the Senior Notes outstanding divided by the sum of the amount of the Senior Notes outstanding and our total shareholders’ equity) and Montpelier Re’s A.M. Best financial strength rating was “A-” (with a positive outlook).

On June 17, 2011, we entered into a new $250.0 million 364-Day Letter of Credit Reimbursement and Pledge Agreement for the provision of a secured letter of credit facility. This facility is subject to an annual commitment fee of 0.45% on drawn balances and 0.10% on undrawn balances.

Effective June 9, 2011, our $500.0 million Syndicated 5-Year Facility (I) expired under its terms and was not renewed.

Effective August 4, 2010, our $225.0 million Syndicated Facility: Tranche B expired under its terms and was not renewed.

Effective August 1, 2011, the annual commitment fee for our Bilateral Facility was increased from 0.40% to 0.45% and, effective April 1, 2010, the annual commitment fee for this facility was increased from 0.20% to 0.40%. The commitment fee is charged on drawn balances only.

Effective March 31, 2010, we voluntarily terminated our $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing Lloyd’s FAL requirements.

During the first nine months of 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York. Montpelier Re intends to monitor and, where possible, take advantage of reduced collateral statutes as and when they may be adopted in other states.

In September 2010, Montpelier Re established the Reinsurance Trust for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as an alternative means of providing statutory credit to Montpelier Re’s cedants.  As of September 30, 2011, Montpelier Re was granted authorized or trusteed reinsurer status in 48 states and the District of Columbia and is currently seeking approval in all remaining states.

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

Enterprise Risk Management Rating

Our enterprise risk management (“ERM”) infrastructure consists of the methods and processes we utilize in order to prudently manage risk in the achievement of our objectives.  ERM supports our needs (and those of our clients) by helping us to manage our underwriting and investment risks relative to our capital base while mitigating other known risks (including credit, liquidity and market risks, strategic risks, operational risks and regulatory and legal risks) to acceptable levels.  ERM involves identifying and monitoring particular events or circumstances relevant to our objectives, risks and opportunities, and assessing them in terms of likelihood and magnitude of impact.

Montpelier’s current ERM rating, as issued by Standard & Poor’s, is “Strong,” which is the second highest of four Standard & Poor’s ERM ratings.

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures each constitute off-balance sheet arrangements. Excluding these off-balance sheet derivative transactions, as of September 30, 2011, we are not party to any other off-balance sheet transactions that we believe are material to our investors.

Cash Flows

For the nine month period ended September 30, 2011

Our cash flows provided from operations totaled $135.5 million which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

Our cash flows provided from investing activities totaled $4.2 million, resulting from the following:

•                      we received $84.6 million from net sales and maturities of fixed maturity investments,

•                      we paid $4.4 million in net purchases of equity securities and other investments,

•                      we paid $2.6 million in settlements of investment-related derivative instruments,

•                      we had a $71.9 million increase in our restricted cash,

•                      we paid $1.0 million in investment performance fees, and

•                      we paid $0.5 million to acquire capitalized assets.

Our cash flows provided from financing activities totaled $61.7 million, resulting from the following:

•                  we paid $62.5 million to repurchase Common Shares,

•                  we received $145.4 million upon the issuance of the Preferred Shares, and

•                  we paid $21.2 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $0.8 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the nine month period ended September 30, 2010

Our cash flows provided from operations totaled $257.0 million which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

Our cash flows provided from investing activities totaled $9.2 million, resulting from the following:

•                  we paid $41.2 million in net purchases of fixed maturity investments,

•                  we received $54.9 million from net sales and maturities of equity securities and other investments,

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

We also experienced a $3.2 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current credit quality of our fixed maturities at September 30, 2011:

(Millions) Rating / Type	Fair Value at Sept. 30, 2011

U.S. Government and agencies (AAA)	$399.1
AAA	336.4
AA	730.2
A	388.9
BBB	182.8
Below BBB	252.6
Not rated (primarily participation in bank loans)	19.2

Total fixed maturities	$2,309.2

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology used in our reserving process during the three and nine month periods ended September 30, 2011.  As of September 30, 2011, our best estimate for gross unpaid loss and LAE reserves was $1,056.6 million and our best estimate for net unpaid loss and LAE reserves was $981.9 million. As of September 30, 2011 and December 31, 2010, IBNR represented 59% and 63%, respectively, of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of our business, our reserving methodology principally involves arriving at a point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual reserves established.  As of September 30, 2011, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income (or loss) and shareholders’ equity by approximately $147.3 million. The net income (or loss) and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

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

Share-Based Compensation

With respect to share-based compensation, on the basis of the Company’s results achieved during the first nine months of 2011, the Company does not currently anticipate issuing any Variable RSUs for the 2011-2014 award cycle. The actual number of Variable RSUs to be awarded for the 2011 to 2014 cycle, if any, will not be finalized until approved by the Compensation Committee in March 2012. See Note 13.

If our results for the balance of 2011 were to develop favorably, resulting in a “Target” payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2011 would be $4.3 million deficient and our future RSU expenses would increase from $6.2 million to $12.9 million.  Additionally, our RSUs outstanding would increase by 591,824 shares.

If our results for the balance of 2011 were to develop favorably, resulting in a “Maximum” payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2011 would be $8.6 million deficient and our future RSU expenses would increase from $6.2 million to $19.6 million.  Additionally, our RSUs outstanding would increase by 1,183,648 shares.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2010 Annual Report on Form 10-K and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2011, there were no material changes in our market risks as described in our 2010 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2011, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Additional risks not presently known to us or currently deemed immaterial may also impair our business or results of operations.

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

•                  whether our financial strength ratings or the issuer credit ratings on Preferred Shares provided by any rating agency have changed;

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

Preferred Shares are equity interests and do not constitute indebtedness. As a result, holders of Preferred Shares may be required to bear the financial risks of an investment in an equity interest for an indefinite period of time. In addition, Preferred Shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation.  As of September 30, 2011, the face value of our debt was $328.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on Preferred Shares. Additionally, unlike debt, where principal and interest would customarily be payable on specified due dates, in the case of Preferred Shares: (i) dividends are payable only if declared by the Board (or a duly authorized committee of the Board); and (ii) we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          The Company did not repurchase any Common Shares during the three month period ended September 30, 2011.  As of September 30, 2011, the Company had a remaining share repurchase authorization of $165.3 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Item 6.           Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

10.1

Stock Purchase Agreement for the sale of Montpelier U.S. Insurance Company between Montpelier Re U.S. Holdings Ltd. and Selective Insurance Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2011).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

		Name:	Michael S. Paquette
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2011