Form 10-K
period 2011-12-31
MONTPELIER RE HOLDINGS LTD
filed 2012-02-24
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-8993

MONTPELIER RE HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0428969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Montpelier House, 94 Pitts Bay Road
Pembroke, Bermuda   HM 08

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (441) 296-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, par value 1/6 cent per share (“Common Shares”)	New York Stock Exchange and Bermuda Stock Exchange
Preferred Shares, par value 1/6 cent per share (“Preferred Shares”)	New York Stock Exchange and Bermuda Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2011 for Common Shares) was $1,071,899,316.

As of February 23, 2012, 60,827,874 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Montpelier Re Holdings Ltd.’s Annual General Meeting of Shareholders, to be held May 18, 2012, is incorporated by reference in Part III of this Form 10-K to the extent described therein.

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

Important events and uncertainties that could cause our actual results, future dividends on, or repurchases of, Common Shares or Preferred Shares to differ include, but are not necessarily limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to execute the business plans of the Company and its subsidiaries effectively; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency fluctuations.

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

At December 31, 2011 and 2010, the Company had $3,499.5 million and $3,219.4 million of consolidated total assets, respectively, and shareholders’ equity of $1,549.3 million and $1,628.8 million, respectively. The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

Our Reportable Segments

During each of the years presented within this Form 10-K we operated through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and Montpelier U.S. Insurance Company (“MUSIC”). Each of our segments is a separate underwriting platform through which we write insurance and reinsurance business.  Our segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them.

Detailed financial information about each of our reportable segments for the three years ended December 31, 2011 is presented in Note 12 of the Notes to Consolidated Financial Statements. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other,” are also presented in Note 12.

The nature and composition of each of our reportable segments and our Corporate and Other activities is as follows:

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

At December 31, 2011 and 2010, our Montpelier Bermuda segment had $2,962.6 million and $2,792.6 million of total assets, respectively, and shareholder’s equity of $1,834.0 million and $1,912.8 million, respectively.

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

MUAL, our wholly-owned Lloyd’s Managing Agent based in London, has managed Syndicate 5151 since January 1, 2009.

MUSL, our wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151, MUAL and PUAL.

MUI, MEAG and PUAL serve as our wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151.  MUI, our wholly-owned U.S. subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, our wholly-owned Swiss subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.  PUAL, our wholly-owned U.K. subsidiary based in London, underwrites business on behalf of Syndicate 5151 and third parties.

Since its inception, MCL, Syndicate 5151’s sole corporate member, has ceded 70% of its business to Montpelier Re.

At December 31, 2011 and 2010, our Montpelier Syndicate 5151 segment had $423.5 million and $310.0 million of total assets, respectively, and shareholder’s equity (deficit) of $(60.3) million and zero million, respectively.

MUSIC

Our MUSIC segment consists of the assets and operations relating to MUSIC, our former U.S. operating subsidiary based in Scottsdale, Arizona.  MUSIC is a domestic surplus lines insurer and is authorized as an excess and surplus lines insurer in all 50 U.S. states and the District of Columbia. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

On December 31, 2011, we completed the sale of MUSIC (the “MUSIC Sale”) to Selective Insurance Group, Inc. (“Selective”).  In connection with this transaction, we have either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.

Since we have either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC does not constitute a “discontinued operation” in accordance with GAAP.  As a result, the future cash flows associated with our significant continuing involvement with MUSIC will continue into 2012 and beyond and such future cash flows, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within our MUSIC segment. See “MUSIC Sale Considerations” contained in Item 1 herein.

Prior to the MUSIC Sale, MUSIC ceded 75% of its business to Montpelier Re (the “MUSIC Quota Share”).

At December 31, 2011 and 2010, our MUSIC segment had total assets of $75.3 million and $101.1 million, respectively, and shareholder’s equity of zero and $38.6 million, respectively.

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

Investing For Total Return.  We invest with a view towards maximizing our risk-adjusted return on our investments over time. Under this approach, we equally value net investment income (interest and dividends) and investment gains and losses (realized and unrealized appreciation/depreciation), both of which are reflected in our net income and earnings per share.  We also believe that investing in prudent levels of equity securities and other investments, in addition to fixed maturities, will enhance our investment returns over time without significantly increasing the overall risk profile of our investment portfolio.

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

Our primary business focus is on short-tail property and other specialty treaty reinsurance written on both an excess-of-loss and proportional basis. We also underwrite certain direct insurance risks.

Across all our locations and classes of business our operating strategy is to write only those risks which we expect will generate an acceptable return on allocated capital while seeking to limit our exposure to the potential loss that may arise from a single or a series of loss events to within acceptable levels.

Our insurance and reinsurance underwriting teams work with proprietary risk analytic and exposure databases which have been designed to provide consistent pricing, prudent risk selection and real-time portfolio management.  Our underwriters adhere to guidelines that are developed by senior management, are approved by the boards of directors of each of our operating subsidiaries and are reviewed by the Underwriting Committee of the Company’s Board of Directors (the “Board”).

Reinsurance Modeling and Pricing

As part of our pricing and underwriting process we assess a variety of available factors, including, but not limited to: (i) the reputation and management of the ceding company and the likelihood of establishing a long-term relationship; (ii) the geographical location of the ceding company’s original risks; (iii) the historical loss data of the ceding company; (iv) the historical loss data of the industry as a whole in the relevant regions (in order to compare the ceding company’s historical loss experience to industry averages); and (v) the perceived financial strength of the ceding company.

Historically in the reinsurance market, one lead reinsurer would act as the principal underwriter in terms of negotiating key policy terms and pricing of reinsurance contracts with a broker.  In the current environment, brokers typically obtain prices and terms submitted by several quoting reinsurers, all of which are taken into account during the binding process. Our financial strength and the experience and reputation of our underwriters permit us to play an active role in this process.  We believe this provides us with greater access to preferred risks and greater influence in negotiation of policy terms, attachment points and premium rates than other reinsurers.

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

Our Treaty Reinsurance Book of Business

The majority of the reinsurance products we currently write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts we do not evaluate separately each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedant. Accordingly, we consider the cedant’s risk management, underwriting practices, exposure data, loss history and other factors in deciding whether to provide treaty reinsurance and in appropriately pricing each treaty. The majority of our current treaty reinsurance book of business represents short-tail property reinsurance, which includes a limited amount of retrocessional business.  Our gross short-tail treaty reinsurance writings totaled $458.5 million, $468.4 million and $471.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.  We also write a modest amount of long-tail treaty reinsurance business, mainly casualty risks, which totaled $72.0 million, $72.1 million and $52.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Treaty reinsurance premiums, which are typically due in installments, are a function of the number and type of contracts we write, as well as prevailing market prices. The timing of premiums written vary by line of business. The majority of our property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while our property specialty and other specialty business is typically written throughout the year. In the case of pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized evenly through the term of the reinsurance contract based on estimates of ultimate premiums provided by the ceding companies. Subsequent adjustments, based on reports of actual premium or revisions to estimates by ceding companies, are recorded in the period in which they are determined.

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

Our Individual Risk Book of Business

We write direct insurance and facultative reinsurance contracts where we insure and reinsure individual risks.  Our individual risk business is underwritten by Montpelier Bermuda and Montpelier Syndicate 5151 and our excess and surplus lines insurance was formerly written on our behalf by MUSIC.

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

Our gross short-tail direct insurance and facultative reinsurance writings totaled $147.7 million, $144.5 million and $84.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.  We also write long-tail direct insurance and facultative reinsurance business, mainly casualty risks, which totaled $47.3 million, $35.0 million and $26.0 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Our Operating Platforms

Montpelier Re

Montpelier Re, our largest operating platform, focuses on writing short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re also writes specialty treaty reinsurance, including casualty, aviation, space, personal accident, workers’ compensation catastrophe, political violence and terrorism classes of business, as well as insurance and facultative reinsurance business.

Syndicate 5151

Syndicate 5151’s U.K. team underwrites insurance and reinsurance business, mainly property, engineering, marine hull and liability, cargo and specie and specialty casualty risks, with a view to capturing business that would not normally be accessible to our Bermuda underwriters. This mix of business lines may change from time to time based on market opportunities. Syndicate 5151 also underwrites business generated through MUI, PUAL and MEAG, our Lloyd’s Coverholders.

MUI, our U.S. Lloyd’s Coverholder, underwrites facultative reinsurance business on behalf of Syndicate 5151.  MUI’s business is produced through two underwriting divisions as follows:

(i)                       the Brokered Property Facultative division of MUI underwrites a portfolio of North American property exposures attaching in a primary proportional or excess-of-loss position.  A large majority of this business is catastrophe driven, and we rely heavily on our proprietary models to price and aggregate these risks; and

(ii)                    the Direct Property Facultative division of MUI writes predominantly U.S. business that is produced without broker involvement.  The policies typically incorporate low-frequency, high severity risks written on an excess-of-loss basis. Only a small portion of this business is catastrophe driven. This division relies on strong customer relationships developed through prompt and consistent client service.  The Direct Property Facultative division targets large, national carriers as well as regional and specialty carriers writing large property exposures.

PUAL, our U.K. Lloyd’s Coverholder, underwrites business on behalf of Syndicate 5151 and third parties, and currently specializes in financial crime classes of business.

MEAG, our Swiss Coverholder, introduces complementary insurance and reinsurance opportunities from within Continental Europe and Middle Eastern markets to Syndicate 5151 and Montpelier Re.

MUSIC

MUSIC, our former U.S. excess and surplus lines insurer, wrote insurance risks that did not conform to standard insurance lines. These risks were written through select general agents enabling MUSIC to capitalize on the underwriting expertise and the territorial and product knowledge of the producer.  These risks required specialized treatment with respect to coverage, forms, price and other policy terms.

For the year ended December 31, 2011, MUSIC’s gross premiums were predominantly written in the following states: Florida - 12%, Louisiana - 10%, Connecticut - 7%, Texas - 6%, California - 6%, New Jersey - 5%, Alabama - 4%, Ohio - 4% and Missouri - 4%.  MUSIC also wrote 19% of its 2011 gross premiums through program business that encompassed multiple states.

Outwards Reinsurance Protection

In the normal course of business, we purchase reinsurance from third parties in order to manage our exposures.  The amount of outwards reinsurance that we buy varies from year to year depending on our risk appetite, availability and cost.  All of our reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid.  Our purchased reinsurance contracts are excess-of-loss contracts covering one or more lines of business.  We also purchase: (i) quota share reinsurance with respect to specific lines of our business; and (ii) industry loss warranty policies which provide us with coverage for certain losses we incur, provided they are triggered by events exceeding a specified industry loss size.  In addition, for certain pro-rata contracts that we enter into, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which we net against our gross premiums written.

We remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements.  Under our reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We also consider reinsurers that are not rated or do not fall within the above threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

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

MUSIC has agreed to continue to provide certain claims services it has historically performed on behalf of Syndicate 5151, for a period of up to one-year from the date of the MUSIC Sale.

Loss and LAE Reserves

Our loss and LAE reserves are estimates of the future amounts needed to pay claims and related expenses for insured events that have occurred.  Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles. The Audit Committee of the Board (the “Audit Committee”) receives our quarterly and annual reserve analyses.

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and IBNR reserves (which are based on losses that we believe have occurred but for which claims have not yet been reported to us and may include a provision for expected future development on our case reserves). The process of establishing our loss reserves can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual and is highly dependent on the loss information we receive from our cedants. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as foreign exchange fluctuations and inflation.  Another assumption we must make relates to “loss amplification”, which refers to inflationary and heightened loss adjustment pressure within a local economy that has the potential to occur after a catastrophe loss and which can escalate overall losses.

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

LINES OF BUSINESS

We categorize our lines of business as follows: (i) Property Catastrophe - Treaty; (ii) Property Specialty - Treaty; (iii) Other Specialty - Treaty; and (iv) Property and Specialty Individual Risk.  Montpelier Re and Syndicate 5151 write each of these lines of business whereas MUSIC wrote only Property and Specialty Individual Risk business.

Property Catastrophe - Treaty

Our Property Catastrophe reinsurance contracts are typically “all risk” in nature, providing protection to the ceding company against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornados, storms and fires. The predominant exposures covered by these contracts are losses stemming from property damage and business interruption resulting from a covered peril.

Our Property Catastrophe reinsurance contracts are typically written on an excess-of-loss basis, which provides coverage to the ceding company when aggregate claims and claim expenses from a single occurrence for a covered peril exceed a certain amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most of our Property Catastrophe contracts provide the ceding company with an automatic reinstatement of coverage for which we receive a reinstatement premium. The coverage provided under excess-of-loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all natural” perils, which is the most expansive form, to more limited types such as windstorm-only coverage.

Property Specialty - Treaty

We write Property Specialty reinsurance contracts on either an excess-of-loss or pro-rata basis, which protects the ceding company on its primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single loss. Coverage on an excess of loss basis is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Coverage on a pro-rata basis may be triggered by individual losses of any size as reinsurance protection is typically provided on the same basis and attachment as the original insurance policy.

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

Our coverage for workers’ compensation and personal accident contracts tends to attach at the upper layers of such reinsurance programs. We therefore regard our workers’ compensation and personal accident classes as being catastrophe exposed and relatively short-tail in nature.

Our medical malpractice book includes excess physicians’ treaty reinsurance, typically single state insurers. We also write a limited amount of professional liability business on both an excess-of-loss and pro-rata basis, and quota share treaties covering general liability for municipalities in the U.S.

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

Property and Specialty Individual Risk

We underwrite direct insurance and facultative reinsurance coverage on industrial, commercial, and residential property, liability, marine and space risks where we assume all or part of a risk under a single insurance contract. We also underwrite stand-alone political violence, pandemic and event contingency business as well as U.S. and international terrorism coverage on either a stand-alone basis or embedded within an existing property policy. Facultative reinsurance is normally purchased by clients where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

Through the date of the MUSIC Sale, we also underwrote certain insurance risks, referred to as excess and surplus lines, coverage of which is not available from state licensed insurers (called admitted insurers) and must be purchased from a non-admitted carrier. These risks, primarily smaller commercial property and casualty risks, were written through select general agents.  These risks involved specialized treatment with respect to coverage, forms, price and other policy terms.

WRITTEN PREMIUMS

By Line of Business and Segment

The following tables present our gross premiums written, by line of business and reportable segment, during the years ended December 31, 2011, 2010 and 2009:

(Millions) Year Ended December 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$289.4	$33.1	$—	$(12.7)	$309.8
Property Specialty - Treaty	45.0	9.2	—	—	54.2
Other Specialty - Treaty	77.7	76.7	—	(0.3)	154.1
Property and Specialty Individual Risk	34.4	114.5	59.7	(1.2)	207.4
Total gross premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5

(Millions) Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$268.0	$36.3	$—	$(12.4)	$291.9
Property Specialty - Treaty	46.2	23.1	—	—	69.3
Other Specialty - Treaty	104.7	66.2	—	—	170.9
Property and Specialty Individual Risk	35.2	105.7	48.3	(1.3)	187.9
Total gross premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0

(Millions) Year Ended December 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$271.1	$32.9	$—	$(8.6)	$295.4
Property Specialty - Treaty	68.9	27.7	—	—	96.6
Other Specialty - Treaty	71.2	49.7	—	—	120.9
Property and Specialty Individual Risk	41.2	57.0	24.3	(0.5)	122.0
Total gross premiums written	$452.4	$167.3	$24.3	$(9.1)	$634.9

(1)                   Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which are eliminated in consolidation.

By Broker

The majority of our insurance and reinsurance business is originated through independent brokers.  Brokers are intermediaries that assist the ceding company in structuring a particular reinsurance program and in negotiating and placing risks with third-party reinsurers. In this capacity, the broker is selected and retained by the ceding company on a treaty-by-treaty basis, rather than by us.  Once the ceding company has approved the terms of a particular reinsurance program, as quoted by the lead underwriter or a group of reinsurers acting as such, the broker will offer participation to qualified reinsurers until the program is fully subscribed. The broker is not a party to the reinsurance contract.

We seek to build long-term relationships with brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized insurance and reinsurance solutions to our clients; and (iii) timely payment of claims.  Brokers receive compensation, typically in the form of a commission, based on negotiated percentages of the premium they produce and the performance of other necessary services.  Brokerage costs constitute a significant portion of our insurance and reinsurance acquisition costs.

We monitor our broker concentrations on a company-wide basis rather than by individual segment.

The following table sets forth a breakdown of our gross premiums written by broker:

	Year Ended December 31,
($ in millions)	2011		2010		2009

Aon Corporation	$170.5	24%	$185.4	26%	$217.3	34%
Marsh & McLennan Companies, Inc.	169.8	23	194.6	27	163.2	26
Willis Group Holdings Limited	87.6	12	100.1	14	85.7	14
All other brokers	210.3	29	157.6	22	146.8	23

Gross premiums written through brokers	638.2	88	637.7	89	613.0	97

Gross premiums written otherwise	87.3	12	82.3	11	21.9	3

Total gross premiums written	$725.5	100%	$720.0	100%	$634.9	100%

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 59% of our gross premiums written for the year ended December 31, 2011.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors” contained in Item 1A herein.

By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.  We monitor our geographic exposures on a company-wide basis rather than by segment.

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured:

	Year Ended December 31,
($ in millions)	2011		2010		2009

U.S. and Canada	$336.3	46%	$356.4	49%	$353.6	56%
Worldwide (1)	239.2	33	192.2	27	118.0	19
Worldwide, excluding U.S. and Canada (2)	38.3	5	26.5	4	37.7	6
Western Europe, excluding the U.K. and Ireland	27.8	4	40.8	6	32.2	5
Japan	23.6	3	19.0	3	22.4	3
U.K. and Ireland	18.9	3	36.7	5	25.0	4
Other	41.4	6	48.4	6	46.0	7

Total gross premiums written	$725.5	100%	$720.0	100%	$634.9	100%

(1)                   “Worldwide” comprises insurance and reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)                   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S. and Canada.

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

The following information presents: (i) our loss and LAE reserve development over the preceding ten years (the “Loss Table”); and (ii) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

The Loss Table represents the development of our loss and LAE reserves from 2001 (the year of our inception) through December 31, 2011.  The top line of the table shows the gross loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves, both case and IBNR, arising in the current year and all prior years that are unpaid at the balance sheet date. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative net redundancy” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the third line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

The Loss Table does not reflect any loss development relating to MUSIC for periods prior to November 2007, the date we acquired that company. See “MUSIC Sale Considerations” contained in Item 1 herein.

	Consolidated Loss and LAE Reserves
	Years ended December 31,
(Millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

ENDING UNPAID LOSS AND LAE RESERVES:

Gross balance	$—	$146.0	$249.8	$549.5	$1,781.9	$1,089.2	$860.7	$808.9	$680.8	$784.6	$1,077.1
Less: reinsurance recoverables on unpaid losses	—	(16.7)	(7.7)	(94.7)	(305.7)	(197.3)	(152.5)	(122.9)	(69.6)	(62.4)	(77.7)

Net liability	$—	129.3	$242.1	$454.8	$1,476.2	$891.9	$708.2	$686.0	$611.2	$722.2	$999.4

CUMULATIVE NET LIABILITY PAID:

1 year later	$—	$23.2	$41.3	$214.2	$716.1	$335.2	$192.5	$182.8	$115.8	$175.5
2 years later	—	35.9	87.3	309.7	1,026.5	480.3	304.4	262.0	191.8
3 years later	—	52.5	109.1	325.2	1,150.4	570.9	330.6	318.7
4 years later	—	53.7	114.1	334.1	1,229.7	588.3	354.9
5 years later	—	56.2	117.0	353.2	1,243.6	608.2
6 years later	—	56.2	117.2	356.5	1,259.9
7 years later	—	56.3	117.7	359.5
8 years later	—	57.3	117.7
9 years later	—	57.3
10 years later	—

NET LIABILITY RE-ESTIMATED:

1 year later	$—	$71.9	$144.5	$437.7	$1,452.4	$855.5	$604.1	$610.3	$501.9	$632.9
2 years later	—	61.6	131.8	407.8	1,447.7	783.1	555.7	552.5	450.8
3 years later	—	61.5	130.7	400.3	1,398.4	764.4	518.6	521.8
4 years later	—	59.2	129.4	390.6	1,383.4	737.9	495.7
5 years later	—	59.2	128.0	385.4	1,364.7	715.6
6 years later	—	58.4	126.1	384.1	1,349.5
7 years later	—	57.7	123.1	378.7
8 years later	—	58.0	120.7
9 years later	—	57.9
10 years later	—
CUMULATIVE NET REDUNDANCY	$—	$71.4	$121.4	$76.1	$126.7	$176.3	$212.5	$164.2	$160.4	$89.3	$—

	Consolidated Loss and LAE Reserves
	Years ended December 31
(Millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

RECONCILIATION OF NET LIABILITY RE-ESTIMATED AS OF THE END OF THE LATEST RE-ESTIMATION PERIOD:

Gross re-estimated liability	$—	$60.5	$126.7	$505.1	$1,659.4	$887.6	$613.1	$610.1	$526.8	$692.2	$—
Less: re-estimated reinsurance recoverable	—	(2.6)	(6.0)	(126.4)	(309.9)	(172.0)	(117.4)	(88.3)	(76.0)	(59.3)	—
Net re-estimated liability	$—	$57.9	$120.7	$378.7	$1,349.5	$715.6	$495.7	$521.8	$450.8	$632.9	$—

CUMULATIVE GROSS REDUNDANCY	$—	$85.5	$123.1	$44.4	$122.5	$201.6	$247.6	$198.8	$154.0	$92.4	$—

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

INVESTMENTS, CASH AND CASH EQUIVALENTS AND INVESTMENT-RELATED DERIVATIVES

Investments

Our investment portfolio is structured to support our need for: (i) maximizing our risk-adjusted total return; (ii) adequate liquidity, (iii) financial strength and stability; and (iv) regulatory and legal compliance.  While we oversee all of our investment activities, the portfolio is actively managed by a number of registered investment advisors.  Our investment advisors adhere to an investment policy and guidelines developed by senior management, as approved by the Finance Committee of the Board (the “Finance Committee”), which specify minimum criteria regarding the credit quality and liquidity characteristics of the portfolio as well as the use of certain derivative instruments. These guidelines also set limitations on the size of certain holdings, as well as the types of securities and industries in which the portfolio can be invested.

The Finance Committee also oversees our investment activities and reviews compliance with our investment objectives and guidelines. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity and stability of portfolio income. Our investment advisors have the discretion to invest our assets as they see fit, provided that they comply with their individual objectives and guidelines.

The current components of our investment portfolio are as follows:

Fixed Maturity Investments.  As a provider of insurance and reinsurance for natural and man-made catastrophes, we could become liable for significant losses on short notice.  As a result, our asset allocation is predominantly oriented toward high-quality, fixed maturity securities with a short average duration. Our asset allocation is designed to reduce our sensitivity to interest rate fluctuations and provide adequate liquidity for the settlement of our expected liabilities. As of December 31, 2011, our fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.0 years.  As of December 31, 2011, our fixed maturities, which totaled $2,390.2 million, comprised 92% of our total investment portfolio.

Equity Securities.  Over longer time horizons, we believe that modest investments in equity securities can enhance our investment returns.  Our equity investment strategy is expected to maximize our risk-adjusted total return through investments in a variety of equity and equity-related instruments with a focus on value investing.  As of December 31, 2011, our equity securities, which totaled $96.1 million, comprised 4% of our total investment portfolio.

Other Investments.  Our other investments consist of investments in limited partnership interests, public and private investment funds, event-linked securities (“CAT Bonds”), private placements and certain derivative instruments.  As of December 31, 2011, our other investments, which totaled $102.4 million, comprised 4% of our total investment portfolio.

As of December 31, 2011, we had unfunded commitments to invest $14.2 million into three separate private investment funds.

Cash and Cash Equivalents

Our cash and cash equivalents consist of cash and fixed income securities with maturities of less than three months from the date of purchase.  Our cash and cash equivalent balances consist of: (i) amounts held to pay our operating expenses and certain losses that become due for payment on short notice; (ii) undeployed cash and cash equivalents held by our investment advisors; and (iii) funds held to meet any other obligations and contingencies, including our unfunded investment commitments.  As of December 31, 2011, we held $340.3 million in cash and cash equivalents of which $156.8 million represented undeployed cash and cash equivalents held by our investment advisors.

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

MUSIC SALE CONSIDERATIONS

On December 31, 2011, we completed the MUSIC Sale, received total proceeds of $54.9 million therefrom and recorded a gain on the sale of $11.1 million, which is inclusive of $1.0 million in expenses related to the transaction. At the time of the MUSIC Sale, MUSIC had 44 employees, all of whom were retained by Selective.

In connection with this transaction, we have either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.  These protections were effected through the following arrangements, each of which became effective as of the closing date:

(i)                       we amended and increased the MUSIC Quota Share from 75% to 100% which has the effect of ceding the majority of MUSIC’s unearned premiums at December 31, 2011 to Montpelier Re;

(ii)                    we entered into a Loss Development Cover (the “Loss Development Cover”) with MUSIC which has the effect of ensuring that MUSIC’s net loss and LAE reserves relating to retained business written on or prior to December 31, 2011 (that business not otherwise covered by the MUSIC Quota Share) remain adequate. Under the Loss Development Cover, any future adverse development associated with such retained reserves will be protected by Montpelier Re and any future favorable development associated with such retained reserves will benefit Montpelier Re; and

(iii)                 we provided Selective with an indemnification which has the effect of guaranteeing each of the contractual arrangements (those with MUSIC and/or Selective) of Montpelier Re U.S. Holdings Ltd., as MUSIC’s seller, and Montpelier Re, as MUSIC’s primary reinsurer.

We expect to retain a modest amount of MUSIC’s premium writings during the first quarter of 2012, representing policies bound in 2012 with an effective date on or prior to December 31, 2011.  We currently expect such additional premium writings to be less than $2.0 million.

As of December 31, 2011, Montpelier Re had remaining unearned premiums of $24.8 million and loss and LAE reserves of $38.3 million under the MUSIC Quota Share.

Also in connection with the MUSIC Sale, we agreed not to compete directly with MUSIC’s business for a period of three years after the closing date.

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

As of the date of the MUSIC Sale, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $3.0 million (the “Acquired Reserves”).  As protection against these liabilities, MUSIC continues to hold a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO (the “GAINSCO Indemnity”) covering any adverse development from its past business.

If the remaining Acquired Reserves were to develop unfavorably in the future and the trust deposits and reinsurance recoverables held by MUSIC ultimately prove to be insufficient, these liabilities would become MUSIC’s liability and MUSIC would be entitled to reinsurance protection from us under the Loss Development Cover.  If this adverse development were to occur and we were unable to recover such losses under the GAINSCO Indemnity, these liabilities would become our responsibility.

RATINGS

Financial Strength Ratings

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders.  Therefore, ceding companies often require their reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  Montpelier Re and Syndicate 5151 each maintain financial strength ratings, as discussed below, from one or more rating agencies, including A.M. Best, Standard & Poor’s and Fitch Ratings Ltd.

The financial strength ratings stated below are not evaluations directed to the investment community with regard to Common Shares, Preferred Shares or debt securities or a recommendation to buy, sell or hold such securities. Our financial strength ratings may be revised or revoked at the sole discretion of the independent rating agencies.

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

At our request, Standard & Poor’s withdrew its interactive Lloyd’s Syndicate Assessment rating of Syndicate 5151 in November 2011.  Immediately prior to this withdrawal, Standard & Poor’s reaffirmed Syndicate 5151’s “3-” rating (Average Dependency, with a positive outlook).

Enterprise Risk Management Rating

Our enterprise risk management (“ERM”) infrastructure consists of the methods and processes we utilize in order to prudently manage risk in the achievement of our objectives. We consider ERM to be a key process within our organization as it helps us to identify potential events that may affect us, to quantify, evaluate and manage the risks to which we are exposed, and to provide reasonable assurance regarding the achievement of our objectives. ERM is managed by our senior management under the oversight of the Board and is implemented by personnel across our organization.

Our current ERM rating, as issued by Standard & Poor’s, is “Strong,” which is the second highest of four Standard & Poor’s ERM ratings.

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

Competition in the types of business that we underwrite is based on many factors, including: (i) premiums charged and other terms and conditions offered; (ii) quality of services provided; (iii) financial strength ratings assigned by independent rating agencies; (iv) speed of claims payment; (v) reputation; (vi) perceived financial strength and (vii) the experience of the underwriter in the line of insurance or reinsurance to be written.

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

REGULATION

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re is regulated by the Bermuda Monetary Authority (the “BMA”).  Syndicate 5151, MUAL and PUAL are regulated by the U.K. Financial Services Authority (the “FSA”) and Syndicate 5151, MUAL and MCL are also regulated by the Council of Lloyd’s.  MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151.  MUSIC is regulated by individual U.S. state insurance commissioners.  MEAG is registered with the Swiss Financial Market Supervisory Authority (“FINMA”).

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

Principal Representative

Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  For the purpose of the Insurance Act, Montpelier Re’s principal office is located at Montpelier House, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda. Christopher Schaper, Montpelier Re’s President, has been appointed by Montpelier Re’s Board of Directors as its principal representative and has been approved by the BMA.

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

Financial Statements

Every registered insurer or reinsurer must prepare annual statutory financial statements.  The Insurance Act prescribes rules for the preparation and substance of such statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto).  The insurer or reinsurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments, including detail, on a line-by-line basis, of specific asset and liability classes in its statutory balance sheet as well the identification of what is or is not attributable to its affiliates.  Class 4 insurers are also required to prepare and file with the BMA audited annual financial statements prepared in accordance with GAAP or International Financial Reporting Standards.

Annual Statutory Financial Return

Montpelier Re is required to file a statutory financial return with the BMA no later than four months after its financial year end (unless specifically extended by the BMA).  The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist in respect of the loss and loss expense provisions and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer or reinsurer certifying that the minimum solvency margin and the minimum liquidity ratio have been met and whether the insurer or reinsurer complied with the conditions attached to its certificate of registration.  The independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act.  If an insurer’s or reinsurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Enhanced Capital Requirement (“ECR”), Minimum Solvency Margin (“MSM”) and Restrictions on Dividends and Distributions

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 4 insurer’s ECR be calculated by either (a) the model set out in Schedule 1 to the Rules, or (b) an internal capital model which the BMA has approved for use for this purpose.  These measures are an integral part of the BMA’s ongoing Solvency II equivalence program for Bermuda Class 4 insurance companies, which is further described herein.  For 2011, Montpelier Re used the BMA’s model to calculate its capital and solvency requirements.

The risk-based regulatory capital adequacy and solvency requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”), provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s or reinsurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions. Montpelier Re intends to use its own internal model, rather than the BSCR model, once it is approved by the BMA.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers or reinsurers operate at or above a threshold capital level (termed the Target Capital Level or “TCL”), which exceeds the BSCR or approved internal model minimum amounts.  The Rules provide prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding the MSM. The CSR is the return setting out the insurer’s or reinsurer’s risk management practices and other information used by the insurer or reinsurer to calculate its approved internal model ECR.  The capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to, or exceeding ECR and set TCL at 120% of ECR.  In circumstances where an insurer or reinsurer has failed to comply with an ECR given by the BMA, such insurer or reinsurer is prohibited from declaring or paying any dividends until the failure is rectified.

The risk-based solvency capital framework referred to above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Montpelier Re must also ensure at all times that its ECR is at least equal to the MSM for a Class 4 insurer in respect of its general business, which is the greater of: (i) $100.0 million; (ii) 50% of net premiums written; and (iii) 15% of net loss and loss expense provisions and other general business insurance reserves.

The BMA has also introduced a three-tiered capital system for Class 4 insurers designed to assess the quality of capital resources that an insurer has available to meet its capital requirements.  The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics, with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital.  Only Tier 1 and Tier 2 Capital may be used to support an insurer’s MSM.  Certain percentages of each of Tier 1, 2 and 3 Capital may be used to satisfy an insurer’s ECR.  Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL.

The Rules introduced a regime that requires Class 4 insurers to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”).   The CISSA will allow the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process.  The Rules also introduced a Catastrophe Risk Return, which must be filed with the BMA, which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.

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

Furthermore, under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), the Company and Montpelier Re may only declare or pay a dividend if the Company or Montpelier Re, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than its liabilities.

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

Bermuda Code of Conduct

The BMA has implemented an insurance code, the Insurance Code of Conduct (the “Bermuda Code of Conduct”), which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for commercial insurers.  The Bermuda Code of Conduct is divided into six categories: (i) Proportionality Principle; (ii) Corporate Governance; (iii) Risk Management; (iv) Governance Mechanism; (v) Outsourcing; and (vi) Market Discipline and Disclosure.  These categories contain the duties, requirements and compliance standards to which all insurers and reinsurers must adhere. It stipulates that in order to achieve compliance with the Bermuda Code of Conduct, insurers and reinsurers are to develop and apply policies and procedures capable of assessment by the BMA. Montpelier Re is in compliance with the Bermuda Code of Conduct.

Group Supervision

Emerging international norms in the regulation of global insurance and reinsurance groups are trending increasingly towards the imposition of group-wide supervisory regimes by one principal “home” regulator over all the legal entities in the group, no matter where incorporated. Amendments to the Insurance Act in 2010 introduced such a regime into Bermuda insurance regulation.

The Insurance Act contains provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.

The BMA has issued the Insurance (Group Supervision) Rules 2011 (the “Group Supervision Rules”) and the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 (the “Group Solvency Rules”) each effective December 31, 2011.  The Group Supervision Rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group; and supervisory reporting and disclosures of the insurance group.  The Group Solvency Rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group.

The BMA also intends to publish an insurance code of conduct in relation to group supervision.

In 2011 the Company was notified that the BMA, having considered the matters set out in the 2010 amendments to the Insurance Act, had determined that it would be Montpelier’s group supervisor.

Notifications to the BMA

In the event that the share capital of an insurer (or its parent) is traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10%, 20%, 33% or 50% shareholder of such insurer. An insurer or reinsurer must also provide written notice to the BMA that a person has become, or ceased to be, a “Controller” of that insurer or reinsurer.  A Controller for this purpose means a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Montpelier Re are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is otherwise able to exercise a significant influence over the management of Montpelier Re.

Montpelier Re is also required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Failure to give any required notice is an offence under the Insurance Act.

An insurer or reinsurer, or designated insurer or reinsurer in respect of the group of which it is a member, must notify the BMA in writing that it proposes to take measures that are likely to be of material significance for the discharge, in relation to the insurer, the reinsurer or the group, of the BMA’s functions under the Insurance Act. Measures that are likely to be of material significance include:

•                           acquisition or transfer of insurance or reinsurance business being part of a scheme falling within section 25 of the Insurance Act or section 99 of the Companies Act;

•                            amalgamation with or acquisition of another firm; and

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

Certain Other Bermuda Law Considerations

Although the Company and Montpelier Re are incorporated in Bermuda, they both are classified as non-residents of Bermuda for exchange control purposes by the BMA. Pursuant to their non-resident status, the Company and Montpelier Re may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on their ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of Common Shares or Preferred Shares.

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

The FSA has announced that it will eventually be replaced by two new regulators:

•                            the Prudential Regulation Authority (the “PRA”), which will be a subsidiary of the Bank of England, will be responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers and investment banks, and

•                            the Financial Conduct Authority (the “FCA”) will be responsible for regulation of conduct in retail, as well as wholesale, financial markets and the infrastructure that supports those markets. The FCA will also have responsibility for the prudential regulation of firms that do not fall under the PRA’s scope.

These changes began in April 2011 when the FSA replaced its current Supervision and Risk business units with a Prudential Business Unit and a Conduct of Business Unit.

MCL, Syndicate 5151’s sole corporate member, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Stamp capacity for 2011, 2010 and 2009 was £180 million, £180 million and £143 million, respectively, and stamp capacity for 2012 remains at £180 million.

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

Syndicate 5151 is managed by MUAL. Under the FSA’s regulatory regime, managing agents are required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions and calculate the level of capital required to support the underwriting of the syndicates that they manage. They are also required to conduct their business according to eleven core regulatory principles, to which all firms regulated by the FSA are subject. The FSA and the Council of Lloyd’s have entered into an agreement by which the Council of Lloyd’s undertakes primary supervision of managing agents in relation to certain aspects of the FSA’s regulatory regime. This arrangement is intended to minimize duplication of supervision.

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

Each corporate or individual member of Lloyd’s is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s to support its participation on Lloyd’s syndicates. These assets are known as a members’ “Funds at Lloyd’s”.  Funds at Lloyd’s requirements are calculated according to a minimum capital resources requirement, which is assessed at the syndicate level by Lloyd’s and at the level of the Lloyd’s market as a whole by the FSA. This requirement is similar in effect to a required solvency margin.

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. They do this by carrying out a syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the FSA. The ICA process evaluates the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assesses the amount of capital that syndicate members should hold against those risks. Lloyd’s reviews each syndicate’s ICA annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift to the overall market capital resources requirement produced by the ICA, and each syndicate is allocated its proportion of the uplift.  The aggregate amount is known as a syndicate’s Economic Capital Assessment, which is used by Lloyd’s to determine the syndicate’s required Funds at Lloyd’s.

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

The Lloyd’s Central Fund levy, which is funded annually by members, is determined by Lloyd’s to be 0.5% of Syndicate 5151’s written premiums with respect to 2012, 2011 and 2010, and 2% of Syndicate 5151’s written premiums with respect to 2009.  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary.

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

U.S. Regulation

Collateral Requirements For Non-Admitted Reinsurers.  U.S. ceding companies typically receive full credit for outwards reinsurance protections in their statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers.  However, most states in the U.S. do not confer full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers unless the reinsurer specifically collateralizes its obligations to the ceding company or is an authorized or trusteed reinsurer in the ceding company’s state of domicile through the establishment of a multi-beneficiary trust.

Under applicable statutory provisions, permissible collateral arrangements include letters of credit, reinsurance trusts maintained by third-party trustees and funds withheld arrangements.

In September 2010 Montpelier Re established a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) as a means of providing statutory credit to Montpelier Re’s cedants.  As of December 31, 2011, Montpelier Re was granted authorized or trusteed reinsurer status in 49 states and the District of Columbia.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  During 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York. Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statutes as and when they may be adopted in other states.

In December 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.

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

Solvency II

Solvency II is a fundamental review of the capital adequacy regime for the European Union (“EU”) insurance industry. It will establish a revised set of EU-wide capital requirements and risk management standards, and, subject to ongoing deliberations by the European Parliament. The proposed Solvency II insurance directive pushes the required implementation date back one-year to January 1, 2014, and provides a phase-in period during 2013 with various transitional measures thereafter.

Montpelier Re and Syndicate 5151 are both affected by Solvency II. Montpelier Re is affected by the BMA’s Solvency II equivalence program for Bermuda Class 4 insurance companies and by the application of Solvency II to European entities ceding business to Montpelier Re. Syndicate 5151 is affected as a result of its authorization by the FSA within the EU.

In accordance with Solvency II, insurers and reinsurers are expected to seek approval from the relevant supervisory authority to use an internal model for the purpose of setting required capital. Absent an approved internal model, the capital requirements of insurers and reinsurers will be established using a standard formula which, for Montpelier, would be more punitive. In the case of Montpelier Re, the supervisory authority is the BMA under its equivalence regime. In the case of Syndicate 5151, the supervisory authority is the FSA or its successors under the U.K. and EU regimes.

In order to obtain approval for use of an internal model, the governance, risk quantification and risk management frameworks for Montpelier Re and Syndicate 5151 must support the respective supervisory authority’s approach to Solvency II and meet mandated disclosure requirements. The technical operation of the internal models and their associated assumptions and documentation must also be of the required standard and must be approved.

During 2011 both Montpelier Re and Syndicate 5151 have taken the necessary preliminary steps to obtain approval for the use of an internal model for the purpose of setting their respective capital levels. For Syndicate 5151, internal model approval will be sought by Lloyd’s at the Society level, of which individual syndicate level models (including that of Syndicate 5151) comprise an integral component.

On the basis of the work done to date, we do not expect a material change in the overall capital requirements of Montpelier Re or Syndicate 5151 once Solvency II comes into full effect. However, our general and administrative expenses have been, and will continue to be, adversely affected by the additional reporting and administrative burdens of Solvency II.

EMPLOYEES

As of December 31, 2011, we had 172 full-time employees worldwide. None of our employees is subject to a collective bargaining agreement and we know of no current efforts to implement such agreements.

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

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  In accordance therewith, we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). These documents are electronically available at www.montpelierre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330.  In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board, including our Audit Committee and our Compensation and Nominating Committee (the “Compensation Committee”) charters, are available at www.montpelierre.bm.  Updates to, as well as waivers of, our Code of Conduct and Ethics will also be made available on our website. Our website is not part of this report and nothing from our website shall be deemed to be incorporated into this report.

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

We market our reinsurance worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 59% of our gross premiums written for the year ended December 31, 2011.

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

Our Bermuda and U.K. operations are dependent upon the availability and cost of permissible security arrangements.

U.S. ceding companies typically receive full credit for outwards reinsurance protections in their statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers.  However, most states in the U.S. do not confer full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers, such as Montpelier Re, unless the reinsurer specifically collateralizes its obligations to the ceding company or is an authorized or trusteed reinsurer in the ceding company’s state of domicile through the establishment of a multi-beneficiary trust.

In addition, each corporate or individual member of Lloyd’s, such as MCL, is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s to support its participation on Lloyd’s syndicates.

Under applicable statutory provisions, permissible security arrangements available to Montpelier Re and MCL in this regard include letters of credit, reinsurance trusts maintained by third-party trustees and, in the case of Montpelier Re, funds withheld arrangements.

Montpelier Re relies on letter of credit facilities and has established the Reinsurance Trust and the MUSIC Trust as a means of providing statutory credit and security to Montpelier Re’s U.S. cedants.  Montpelier Re has also established a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) as a means of providing security to Lloyd’s in support of MCL’s participation on Syndicate 5151.

The cost and availability of these security arrangements vary and any adverse changes in the cost or availability of such arrangements could adversely impact our business.

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

We maintain loss and LAE reserves to cover our estimated ultimate liabilities.  Our loss and LAE reserves are estimates based on what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us, including but not limited to potential changes in the legal environment and other factors such as inflation and loss amplification.  Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate.  If we determine in the future that our reserves are insufficient to cover our actual loss and LAE, we would have to increase our reserves, which could have a material adverse effect on our financial condition and results of operations.

Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.

Our approach to risk management, and our estimates of net impact from single event losses such as those provided in Item 7 herein, rely on subjective variables which entail significant uncertainties.  For example, in our treaty reinsurance business, the effectiveness of our reinsurance contract zonal limits in managing risk depends largely on the degree to which an actual event is confined to the zone in question and our ability to determine the actual location of the risks insured.  Moreover, in the treaties we write, the definition of a single occurrence may differ from policy to policy and the legal interpretation of a policy’s various terms and conditions following a catastrophic event may be different than we envisioned at its inception.  For these and other reasons, there can be no assurance that our actual net aggregate reinsurance treaty limits by zone, or our net impact from single event loss by return period, will not exceed the Natural Catastrophe Risk Management disclosures provided in Item 7 herein.

In addition, our Natural Catastrophe Risk Management disclosures provided in Item 7 involve a substantial number of subjective variables, factors and uncertainties. Small changes in assumptions, which are heavily reliant upon our judgment, can have a significant impact on the modeled outputs.  Further, these disclosures do not take into account numerous real, but non-quantifiable, inputs and risks such as the implications of a loss of our financial strength ratings on our business.  Although we believe that these probabilistic measures provide a meaningful indicator of the relative riskiness of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

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

Although markets have improved since the events of 2008, concerns about the availability and cost of credit, inflation, deflation, real estate and mortgage markets, risks associated with global sovereign entities, the stability of banks and other financial institutions, risks to the solvency of state and local municipalities, and stresses evident in European markets remain, and may continue to impact global market valuations and behavior. Further, the potential for international government policy initiatives to alter the requirements of financial institutions in terms of how they conduct business may adversely impact our investment portfolio.  These factors, combined with the prospects for weak consumer confidence, adverse unemployment trends, volatile oil and other commodity prices and the sustainability of governmental initiatives may hinder recovery or contribute to further economic declines.

We cannot predict how long these difficult conditions may persist or how we might be further affected.

As a Bermuda company, we may be unable to attract and retain staff.

Many of our employees, including the majority of our executive officers, are employed in Bermuda.  Although to-date we have been successful in recruiting employees in Bermuda, this location may be an impediment to attracting and retaining experienced personnel, particularly if we are unable to secure work permits. In addition, Bermuda is currently a highly-competitive location for qualified staff making it harder to retain employees.  Many of our Bermuda employees are required to have work permits granted by the Bermuda government, which has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. These permits expire at various times over the next several years and we have no assurance that these permits will be extended upon expiration.

As our success depends on our ability to hire and retain personnel, any future difficulties in hiring or retaining personnel in Bermuda or elsewhere could adversely affect our results of operations and financial condition.

Operational risks, including the risk of fraud and employee errors and omissions, are inherent in our business.

Operational risks that are inherent to our business can result in financial losses, including those resulting from fraud or employee errors and omissions.

We believe we have established appropriate controls and mitigation procedures to prevent significant fraud, errors and omissions and any other potential irregularities from occurring, but such procedures provide only reasonable, not absolute, assurance as to the absence and mitigation of such risks.  It is possible that insurance policies that we have in place with third-parties would not entirely protect us in the event that we experienced a significant loss from these risks.

Technology breaches or failures, including, but not limited to, those resulting from a malicious cyber attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.

We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business.  Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems, and we periodically employ third parties to evaluate and test the adequacy of such systems, controls and procedures.  In addition, we have established a comprehensive business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems.  Our business continuity plan is routinely tested and evaluated for adequacy.  Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.

It is possible that insurance policies we have in place with third-parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems. Furthermore, we have not secured any insurance coverage designed to specifically protect us from the result of such events.

Although we have experienced no known or threatened cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.

As a holding company, we are dependent upon dividends or distributions from our operating subsidiaries.

We are a holding company and, as such, we have no substantial operations of our own. We rely primarily on cash dividends or distributions from our operating subsidiaries to pay our operating expenses, interest on our debt and dividends or distributions to our common and preferred shareholders. Our insurance and reinsurance operations are highly regulated by authoritative bodies in Bermuda, the U.K., and Switzerland.  The various laws and regulations to which we are subject in these jurisdictions limit the declaration and payment of dividends or distributions from our insurance and reinsurance operating subsidiaries and affiliates.  In addition, the Companies Act limits the Company’s and Montpelier Re’s ability to pay dividends and distributions to its shareholders. Neither the Company nor Montpelier Re is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities. The inability of our insurance and reinsurance operating subsidiaries and affiliates to pay dividends or distributions in an amount sufficient to enable us to meet any of our holding company cash requirements could have a material adverse effect on us.

We cannot assure you that we will declare dividends on our Common Shares or Preferred Shares or have the available cash to make dividend payments.

Although we have a history of paying dividends, we cannot provide assurance that we will declare or pay dividends or distributions in the future. Any determination to pay future dividends or distributions will be at the discretion of the Board and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends or distributions, and any other factors the Board deems relevant.

In addition, so long as any Preferred Shares remain outstanding, no cash dividend shall be paid or declared on our Common Shares, unless the full dividend (which accrues at an annual rate of 8.875%) for the latest completed dividend period on all outstanding Preferred Shares has been declared and paid or otherwise provided for.  As a result, if we decline or are unable to pay the full dividend on our Preferred Shares, we will be prohibited from paying or declaring a dividend on our Common Shares.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

We may need to raise additional capital in the future, through the issuance of debt, common or preferred equity or hybrid securities, in order to, among other things, write new business, pay significant losses, respond to, or comply with, any changes in the capital requirements that rating agencies use to evaluate us, acquire new businesses, invest in existing businesses or to refinance our existing obligations.

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are more unfavorable to us and our shareholders than those contained within our current capital structure. More specifically, any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to current holders of our Common Shares.  The issuance of additional preferred stock on a parity with or senior to our Preferred Shares would dilute the interests of the holders of our Preferred Shares, and any issuance of preferred stock senior to our Preferred Shares or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Shares in the event of a liquidation, dissolution or winding-up of the Company.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, financial condition and operating results could be adversely affected.

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

We currently compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and many of these companies currently have more capital. We also compete with capital markets participants such as investment banks and investment funds that access business in securitized form or through special purpose vehicles or derivative transactions. As new insurance and reinsurance companies are formed and established competitors raise additional capital, any resulting increase in competition could affect our ability to attract or retain business or to write business at rates sufficient to cover our costs, including any resulting losses. If competition limits our ability to write new business and renew existing business at adequate rates, our return on capital may be adversely affected.

Regulation may restrict our ability to operate.

Our insurance and reinsurance operations are subject to extensive regulation under Bermuda, U.S., U.K., EU and Swiss laws.  Governmental agencies have broad administrative power to regulate many aspects of our business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders and insurance laws and regulations can impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves.

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

•                              in 2002 TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law established a federal assistance program to help commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The enactment of the TRIPRA in December 2007 extended the program’s expiration from December 31, 2007 to December 31, 2014; and

•                              Solvency II, a fundamental review of the capital adequacy regime for the EU insurance industry, will establish a revised set of EU-wide capital requirements and risk management standards, and, subject to ongoing deliberations by the European Parliament, is expected to be phased in during 2013 and to come into full effect on January 1, 2014.  Whereas we do not currently believe that we will experience a material change in the overall capital requirements of Montpelier Re or Syndicate 5151 as a result of the implementation of Solvency II, our general and administrative expenses have been, and will continue to be, adversely affected by the additional reporting and administrative burdens of this initiative.

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

•                  whether dividends on Common Shares or Preferred Shares have been declared and are likely to be declared from time to time;

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

Preferred Shares are equity interests and do not constitute indebtedness. As a result, holders of Preferred Shares may be required to bear the financial risks of an investment in an equity interest for an indefinite period of time. In addition, Preferred Shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation.  As of December 31, 2011, the face value of our debt was $328.0 million and we may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on Preferred Shares. Additionally, unlike debt, where principal and interest would customarily be payable on specified due dates, in the case of Preferred Shares: (i) dividends are payable only if declared by the Board (or a duly authorized committee of the Board); and (ii) we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

The voting rights of holders of our Common Shares and Preferred Shares are limited.

Our bye-laws provide that, if any person beneficially owns or is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 958 of the U.S. Internal Revenue Code), more than 9.5% of Common Shares, the voting rights attached to such Common Shares will be reduced so that such person may not exercise and is not attributed more than 9.5% of the total voting rights.

Holders of Preferred Shares have no voting rights with respect to matters that typically require the approval of voting shareholders. The limited voting rights of holders of Preferred Shares include the right to vote as a class on certain fundamental matters that affect the preference or special rights of Preferred Shares as set forth in the certificate of designation relating to the Preferred Shares. In addition, if dividends on Preferred Shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of outstanding Preferred Shares will be entitled to vote for the election of two additional directors to the Board subject to the terms and to the limited extent as set forth in the certificate of designation relating to the Preferred Shares.

Bermuda law differs from the laws in effect in the U.S. and may afford less protection to holders of our Common and Preferred Shares

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

Our corporate affairs are governed by the Companies Act, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are typically not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our Common and Preferred Shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, holders of our Common and Preferred Shares may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.

We may require our shareholders to sell us their Common Shares or Preferred Shares.

Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell some or all of their Common Shares or Preferred Shares to us at fair market value (which would be based upon the average closing price of Common Shares or Preferred Shares as defined under our bye-laws) if the Board reasonably determines, in good faith based on an opinion of counsel, that share ownership, directly, indirectly or constructively by any shareholder is likely to result in adverse tax, regulatory or legal consequences to us, certain of our other shareholders or our subsidiaries.

In addition, under the terms of our Preferred Shares, on and after May 10, 2016, we have the option, but not the obligation, to require a shareholder to sell some or all of their Preferred Shares to us at a price equal to $25.00 per share, plus declared and unpaid dividends.  We may also require a shareholder to sell some or all of their Preferred Shares to us before May 10, 2016 in specified circumstances relating to certain tax or corporate events.

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

Proposed U.S. tax legislation may adversely affect U.S. holders of Common Shares or Preferred Shares.

Under current U.S. law, non-corporate U.S. holders of Common Shares or Preferred Shares are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates.  Congress has considered legislation that would exclude shareholders of foreign corporations from this advantageous income tax treatment unless either: (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S.; or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would likely not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the capital gains tax rate on dividends paid by us.

We may become subject to taxes in Bermuda after 2035, which may have a material adverse effect on our financial condition.

The Minister of Finance of Bermuda, under the Exempted Undertaking Tax Protection Act 1966, as amended, has exempted the Company and its Bermuda-domiciled subsidiaries from all local income, withholding and capital gains taxes until at least 2035.  At the present time, no such taxes are levied in Bermuda. We cannot assure you that we will not be subject to any Bermuda tax after 2035.

Item 1B.        Unresolved Staff Comments

As of the date of this report, we had no unresolved comments from the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.           Properties

We currently lease office space in Pembroke, Bermuda, where the Company and Montpelier Re are located.  We also lease office space in London, U.K. where MUAL, PUAL, MCL and MUSL are located; in Zug, Switzerland, where MEAG is located; in Chicago, IL, Hartford, CT and Overland Park, KS where MUI is located; and in Woburn, MA and Hanover, NH where MTR is located.

We believe our facilities are adequate for our current needs.

Item 3.           Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings often involve insurance or reinsurance contract disputes which are typical for the insurance and reinsurance industry.  The estimates of our possible losses incurred in connection with such legal proceedings are provided for as loss and loss adjustment expenses on our consolidated statements of operations and are included within our loss and loss adjustment expense reserves on our consolidated balance sheets.

During 2011, we were named in a series of lawsuits filed by a group of plaintiffs in their capacity as trustees for senior debt issued by the Tribune Company (“Tribune”) on behalf of various senior debt holders. Montpelier Re, along with thousands of other named defendants, formerly owned Tribune common shares and tendered such common shares pursuant to a 2007 leveraged buyout led by Tribune management (the “Tribune LBO”). Tribune subsequently filed for bankruptcy protection at the end of 2008.

The plaintiffs are suing all tendering shareholders, including Montpelier Re, on the grounds of fraudulent conveyance and seek recovery of the proceeds received pursuant to the Tribune LBO on the basis that the transaction was undertaken without fair consideration and left Tribune insolvent. The various lawsuits are still pending and, on December 19, 2011, were consolidated in the Federal District Court for the Southern District of New York by the United States Judicial Panel on Multidistrict Litigation.

We were also named in a similar suit filed by the Office Committee of Unsecured Creditors in the Tribune bankruptcy case.  This suit was filed in the United States Bankruptcy Court for the District of Delaware and also asserts a fraudulent conveyance claim involving the Tribune LBO.

In the event that the plaintiffs in these suits were to fully prevail, we would have to return the $4.4 million in cash proceeds we received in connection with the Tribune common shares tendered pursuant to the Tribune LBO.

Other than the Tribune litigation referred to above, we had no other unresolved legal proceedings, other than those in the normal course of our business, at December 31, 2011.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Registered Holders and Dividends and Distributions on Common Shares

Our Common Shares are listed on the New York Stock Exchange (symbol MRH) and the Bermuda Stock Exchange (symbol MRH BH).  The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during 2011 and 2010 is presented below:

	2011		2010
	High	Low	High	Low
Quarter ended:
December 31	$18.86	$16.37	$20.59	$17.03
September 30	18.43	15.46	17.54	14.67
June 30	18.81	17.14	17.47	14.30
March 31	20.98	16.49	18.27	16.18

As of February 21, 2012, we had 98 registered holders of Common Shares.

During 2011 and 2010, we declared regular quarterly cash dividends totalling $0.405 and $0.37 per Common Share, respectively.

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its dividends to common shareholders and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein.  Any future determination to pay dividends to holders of Common Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

Issuer Purchases of Common Shares

The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2011	—	$—	—
November 1 - November 30, 2011	978,800	17.14	978,800
December 1 - December 31, 2011	205,900	16.96	205,900
Total	1,184,700	$17.11	1,184,700	$145,001,322

(1)          As of December 31, 2011, the Company had a remaining Common Share repurchase authorization of $145.0 million from its authorization granted by the Board on November 16, 2010. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” contained in Part III, Item 12 herein.

Performance Graph

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in Common Shares as of January 1, 2007, assuming reinvestment of dividends and distributions.  Cumulative returns for the five-year period ended December 31, 2011 are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P P&C”) for comparison.

	Year Ended December 31,
Company/Index	2006	2007	2008	2009	2010	2011
Montpelier Re Holdings Ltd. (symbol MRH)	$100	$93	$93	$99	$116	$106
S&P 500	100	105	66	84	97	99
S&P 500 P&C	100	86	61	68	74	74

Item 6.           Selected Financial Data

Selected consolidated statement of operations data, ending balance sheet data and share data for each of the five years ended December 31, 2011, follows:

	Year Ended December 31,
(Millions, except per share and per warrant amounts)	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues (a) (b)	$720.9	$748.4	$847.2	$364.3	$724.0
Expenses (c)	(836.7)	(537.7)	(382.6)	(507.8)	(376.2)
Income (loss) before income taxes and extraordinary item	(115.8)	210.7	464.6	(143.5)	347.8
Income tax benefit (provision)	0.6	1.3	(1.1)	(1.1)	(0.1)
Excess of fair value of acquired net assets over cost	—	—	—	1.0	—
Net income (loss)	(115.2)	212.0	463.5	(143.6)	347.7
Net income attributable to noncontrolling interest (d)	—	—	—	(1.9)	(31.9)
Net income (loss) attributable to the Company	(115.2)	212.0	463.5	(145.5)	315.8
Dividends declared on Preferred Shares	(9.1)	—	—	—	—
Net income (loss) available to common shareholders	$(124.3)	$212.0	$463.5	$(145.5)	$315.8
Balance Sheet Data:
Total assets	$3,499.5	$3,219.4	$3,099.2	$2,794.5	$3,522.1
Loss and LAE reserves	1,077.1	784.6	680.8	808.9	860.7
Debt (e)	327.8	327.7	328.6	349.4	424.3
Preferred shareholders’ equity (f)	150.0	—	—	—	—
Common shareholders’ equity (g)	1,549.3	1,628.8	1,728.5	1,357.6	1,741.8
Per Common Share and Warrant Data:
Fully converted book value (h)	$22.71	$24.61	$21.14	$15.94	$17.88
Fully converted tangible book value (h)	22.71	24.53	21.08	15.88	17.82
Basic and diluted earnings (loss) per share	(2.01)	2.97	5.36	(1.69)	3.29
Cash dividends declared per Common Share	0.405	0.370	0.315	0.300	0.300
Cash dividends declared per warrant (g)	—	—	—	—	0.075

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

(c)          During 2011 we incurred $409.0 million in net losses associated with several catastrophic events, including earthquakes in New Zealand and Japan, and Thailand floods.  During 2010 we incurred $135.9 million in net losses associated with earthquakes in Chile and New Zealand. During 2008 we incurred $177.1 million in net losses associated with Hurricanes Ike and Gustav. These catastrophic events significantly impacted our expenses in those years.

(d)         From January 2006 to June 2008, the period prior to Blue Ocean Re Holdings Ltd. (“Blue Ocean”) becoming a wholly-owned subsidiary, we fully consolidated Blue Ocean in our financial statements.  Net income attributable to noncontrolling interest represents the portion of Blue Ocean’s net income attributable to shareholders other than the Company.

(e)          During 2010 and 2009 we repurchased and retired $1.0 million and $21.0 million of our senior unsecured debt (the “Senior Notes”), respectively.  During 2008 Blue Ocean fully repaid $75.0 million of its debt that was issued in 2006.

(f)            During 2011 we issued 6.0 million 8.875% Non-Cumulative Preferred Shares, Series A with a liquidation preference of $25.00 per share representing $150.0 million in face value.

(g)         During 2011 we repurchased 4,349,302 Common Shares for $82.7 million.  During 2010 we repurchased 16,123,261 Common Shares for $293.8 million.  During 2009 we repurchased 6,599,038 Common Shares for $112.6 million. During 2008 we repurchased 7,799,019 Common Shares for $125.7 million.  During 2007 we repurchased 4,719,344 Common Shares for $81.0 million and all outstanding warrants to acquire Common Shares for $47.7 million.

(h)        See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our fully converted book value per share and fully converted tangible book value per share.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009 and our financial condition as of December 31, 2011 and 2010.  This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included within this filing.

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

Overview

Summary Financial Results

Year Ended December 31, 2011

We ended 2011 with a fully converted tangible book value per share of $22.71, a decrease of 5.8% for the year after taking into account dividends declared on Common Shares.  The decrease in our fully converted tangible book value per share during 2011 resulted from significant natural catastrophe underwriting losses, which were partially offset by modest investment results.  Our comprehensive loss for 2011 was $113.1 million and our GAAP combined ratio was 131.1%.

Our underwriting results for 2011 included $409.0 million of net catastrophe losses which included, among others, earthquakes in Japan and New Zealand, floods in Thailand, Denmark and Australia, wildfires in Texas and Hurricane Irene.  These net losses were partially offset by $89.3 million of prior year favorable loss reserve development.  Our investment results for 2011 included $26.2 million of net realized and unrealized investment gains which were comprised of $34.0 million in net gains from fixed maturities, $1.5 million in net losses from equity securities and $6.3 million in net losses from other investments.

Year Ended December 31, 2010

We ended 2010 with a fully converted tangible book value per share of $24.53, an increase of 18.1% for the year after taking into account dividends declared on Common Shares.  The increase in our fully converted tangible book value per share during 2010 resulted from good overall underwriting and investment results.  Our comprehensive income for 2010 was $208.7 million and our GAAP combined ratio was 82.0%.

Our underwriting results for 2010 included $135.9 million of net catastrophe losses from earthquakes in Chile and New Zealand, as well as $20.0 million in net losses from the Deepwater Horizon oil rig explosion and fire.  These losses were partially offset by $109.3 million of prior year favorable loss reserve development.  Our investment results for 2010 included $50.6 million of net realized and unrealized investment gains which were comprised of $21.2 million in net gains from fixed maturities, $25.1 million in net gains from equity securities and $4.3 million in net gains from other investments.

Year Ended December 31, 2009

We ended 2009 with a fully converted tangible book value per share of $21.08, an increase of 34.7% for the year after taking into account dividends declared on Common Shares.  The increase in our fully converted tangible book value per share during 2009 resulted from strong overall underwriting and investment results.  Our comprehensive income for 2009 was $463.8 million and our GAAP combined ratio was 62.2%.

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

Book Value Per Common Share

The following table presents our computations of book value per Common Share, fully converted book value per Common Share and fully converted tangible book value per Common Share as of December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Book value per share numerators (Millions):

Total Shareholders’ Equity	$1,549.3	$1,628.8	$1,728.5
Less: Preferred Shareholders’ Equity	(150.0)	—	—
[A] Book value per common share numerator (Common Shareholders’ Equity)	1,399.3	1,628.8	1,728.5
Intangible asset (1)	—	(4.7)	(4.7)
[B] Fully converted tangible book value per Common Share numerator	$1,399.3	$1,624.1	$1,723.8

Book value per share denominators (Thousands of Common Shares):

[C] Book value per share denominator (Common Shares outstanding)	60,864	64,557	79,999

Common share obligations under benefit plans	761	1,638	1,769
[D] Fully converted book value per Common Share denominator	61,625	66,195	81,768

Book value per Common Share [A] / [C]	$22.99	$25.23	$21.61
Fully converted book value per Common Share [A] / [D]	22.71	24.61	21.14
Fully converted tangible book value per Common Share [B] / [D]	22.71	24.53	21.08

Change in fully converted tangible book value per Common Share: (2)

From December 31, 2010	(5.8)%
From December 31, 2009	11.4%
From December 31, 2008	49.8%

(1)    Represents the value of MUSIC’s excess and surplus lines licenses and authorizations we acquired in 2007.  We realized the full value of this asset in 2011 in connection with the MUSIC Sale.

(2)    Computed as the change in fully converted tangible book value per Common Share after taking into account dividends declared on Common Shares of $0.405, $0.775 and $1.09 for the one, two and three year periods ended December 31, 2011, respectively.

Our computations of fully converted tangible book value per Common Share and the change in our fully converted tangible book value per Common Share are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature and the high level of catastrophe activity experienced during 2011 led to improved pricing conditions in the 2012 January renewal season.  Our property catastrophe line of business achieved overall price increases of approximately 10%, including increases within our U.S.  portfolio of approximately 15%.

Despite improvements in pricing for catastrophe-exposed lines, we have not yet witnessed a broad-based turn in the overall market.  Our catastrophe risk profile remains cautious as compared to our historical levels, leaving us with additional capital to deploy as better opportunities arise.

During the second half of 2011, we took certain strategic actions which leave us better positioned to take advantage of favorable market movements. The MUSIC Sale enables us to increase our focus on core business lines, and the acquisition of a competitor’s renewal rights and the expansion of our underwriting partnerships collectively increased our access to opportunities well suited to our areas of expertise.

Despite recent improvements in the pricing environment and our continued ability to access attractive business, given the current valuation of our Common Shares relative to our fully converted tangible book value per Common Share and absent a significant change in market conditions, our expectation for 2012 is that we will maintain our current net risk position and will consider deploying our capital through additional Common Share repurchases.

Natural Catastrophe Risk Management

We insure and reinsure exposures throughout the world against various natural catastrophe perils.  We manage our exposure to these perils using a combination of methods, including underwriting judgment, CATM (our proprietary risk management system), third-party vendor models and third-party protection such as purchases of outwards reinsurance and derivative instruments.

Our multi-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event and simulating our yearly net operating result to reflect an aggregation of modeled underwriting, investment and other risks.  The Board regularly reviews the outputs from this process, and we routinely seek to refine and improve our risk management process.

The following discussion should be read in conjunction with the “Risk Factors” contained in Item 1A herein, in particular the specific risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties”.

Exposure Management

We monitor our net reinsurance treaty contract limits that we believe are exposed to a single natural catastrophe occurrence within certain broadly defined major catastrophe zones.  We provide these limits as a measure of our relative potential loss exposure across major zones in the event a natural catastrophe occurs.

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of December 31, 2011
	(Millions)	Shareholders’ Equity
U.S. Hurricane:

Mid-Atlantic hurricane	$489	32%
Northeast hurricane	366	24%
Gulf hurricane	303	20%
Florida hurricane	302	19%
Hawaii hurricane	173	11%

U.S. Earthquake:

New Madrid earthquake	$541	35%
California earthquake	369	24%
Northwest earthquake	360	23%

European Windstorm:

Western European windstorm	$329	21%
UK & Ireland windstorm	303	20%
Scandinavia windstorm	111	7%

Other Countries:

Japan earthquake	$295	19%
Canada earthquake	233	15%
Australia earthquake	177	11%
Australia cyclone	171	11%
Turkey earthquake	162	10%
New Zealand earthquake	161	10%
Japan windstorm	156	10%
Chile earthquake	112	7%

(1)   For purposes of this presentation, “Mid-Atlantic” includes Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware and New Jersey; “Northeast” includes New York, Connecticut, Rhode Island, Massachusetts, New Hampshire and Maine; “Gulf” includes Texas, Louisiana, Mississippi and Alabama; “New Madrid” includes Missouri, Tennessee, Arkansas, Illinois, Kentucky, Indiana, Ohio and Michigan; “Northwest” includes Washington and Oregon; “Western European” includes France, Belgium, Netherlands, Luxembourg, Germany, Switzerland and Austria; and “Scandinavia” includes Denmark, Norway and Sweden.

The treaty limits presented are shown net of any outward reinsurance or other third-party protection we purchase but have not been reduced by any expected reinstatement premiums.  The treaty limits include all business coded as property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance and event-linked derivative securities, but do not include individual risk business and other reinsurance classes.

For U.S. earthquake, the regional limits shown are for earthquake ground motion damage only, i.e., excluding limits for contracts that do not specifically cover earthquake damage but may provide coverage for fire following an earthquake event.  Contracts which provide coverage for multiple regions are included in the totals for each potentially exposed zone, therefore the limits for a single multi-zone policy may be included within several different zone limits.

These treaty limits are a snapshot of our exposure as of January 1, 2012.  As of that date, New Madrid earthquake represents our largest concentration of net reinsurance treaty limits among the selected zones.  The relative comparison between zones and the absolute level of exposure may change materially at any time due to changes in the composition of our portfolio and changes in our outward reinsurance program.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party vendor models, CATM and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance, event-linked derivative securities and individual risk business, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of reinstatement premiums.

There is no single standard methodology or set of assumptions utilized industry-wide in estimating property catastrophe losses.  As a result, it may be difficult to accurately compare estimates of risk exposure among different insurance and reinsurance companies, due to, among other things, differences in modeling, modeling assumptions, portfolio composition and concentrations, and selected event scenarios.

The table below details the projected net impact from single event losses as of January 1, 2012 for selected zones at selected return period levels using AIR Worldwide Corporation’s CLASIC/2 model version 13.0, one of several industry-recognized third-party vendor models.  It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

As we utilize a combination of third-party models, CATM and underwriting judgement to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below.

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of December 31, 2011
	(Millions)		Shareholders’ Equity
	100-year	250-year	100-year	250-year
U.S. Hurricane	$247	$302	16%	19%
U.S. Earthquake	197	252	13%	16%
European Windstorm	166	190	11%	12%

(1) A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”) meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP meaning there is a 0.4% chance in any given year that this level will be exceeded.

As of January 1, 2012, our three largest modeled exposures to a single event loss at a 250-year return period were U.S. Hurricane, U.S. Earthquake and European Windstorm.

Our net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.  This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. For example, our net impact from a large European windstorm may differ materially depending on whether the majority of loss comes from the U.K. & Ireland or from Continental Europe.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of January 1, 2012.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, and changes in our outwards reinsurance and derivative protections.

Annual Operating Result

In addition to monitoring treaty contract limits and single event accumulation potential, we attempt to simulate our annual operating result to reflect an aggregation of modeled underwriting, investment and other risks.  This approach estimates a net operating result over simulated twelve month periods, including contributions from certain variables such as aggregate premiums, losses, expenses and investment results.

We view this approach as a supplement to our single event stress test as it allows for multiple losses from both natural catastrophe and other circumstances and attempts to take into account certain risks which are unrelated to our underwriting activities.  Through our modeling, we endeavor to take into account many risks that we face as an enterprise.  However, by the very nature of the insurance and reinsurance business, and due to limitations associated with the use of models in general, our simulated result does not cover every potential risk.

I.  Results of Operations

Our consolidated financial results for the years ended December 31, 2011, 2010 and 2009 follow:

	Year Ended December 31,
($ in millions)	2011	2010	2009

Gross insurance and reinsurance premiums written	$725.5	$720.0	$634.9
Ceded reinsurance premiums	(101.5)	(51.2)	(32.7)
Net insurance and reinsurance premiums written	624.0	668.8	602.2
Change in net unearned insurance and reinsurance premiums	(1.3)	(43.4)	(29.0)
Net insurance and reinsurance premiums earned	622.7	625.4	573.2

Net investment income	68.7	74.0	81.0
Net realized and unrealized investment gains	26.2	50.6	181.8
Net foreign exchange gains (losses)	(5.2)	2.3	(2.5)
Net income (expense) from derivative instruments	(3.1)	(4.7)	7.3
Gain on MUSIC Sale	11.1	—	—
Gain on early extinguishment of debt	—	—	5.9
Other revenue	0.5	0.8	0.5
Total revenues	720.9	748.4	847.2

Underwriting expenses:
Loss and LAE — current year losses	(701.4)	(411.6)	(214.4)
Loss and LAE — prior year losses	89.3	109.3	75.7
Insurance and reinsurance acquisition costs	(105.4)	(98.7)	(80.5)
General and administrative expenses	(98.6)	(112.1)	(137.1)

Non-underwriting expenses:
Interest and other financing expenses	(20.6)	(24.6)	(26.3)
Total expenses	(836.7)	(537.7)	(382.6)

Income (loss) before income taxes	(115.8)	210.7	464.6
Income tax benefit (provision)	0.6	1.3	(1.1)

Net income (loss)	(115.2)	212.0	463.5
Dividends declared on Preferred Shares	(9.1)	—	—
Net income (loss) attributable to common shareholders	$(124.3)	$212.0	$463.5

Net income (loss)	$(115.2)	$212.0	$463.5
Other comprehensive income (loss) items	2.1	(3.3)	0.3
Comprehensive income (loss)	$(113.1)	$208.7	$463.8

Loss and LAE ratio	98.3%	48.3%	24.2%
Acquisition cost ratio	16.9%	15.8%	14.1%
General and administrative expense ratio	15.9%	17.9%	23.9%

GAAP combined ratio	131.1%	82.0%	62.2%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
($ in millions)	2011	2010	2009

Gross premiums written	$446.5	$454.1	$452.4
Ceded reinsurance premiums	(78.4)	(41.7)	(24.8)
Net premiums written	368.1	412.4	427.6
Change in net unearned premiums	9.9	1.5	(1.6)
Net premiums earned	378.0	413.9	426.0

Loss and LAE - current year losses	(421.8)	(242.3)	(133.0)
Loss and LAE - prior year losses	48.0	88.9	68.6
Acquisition costs	(53.6)	(56.0)	(54.2)
General and administrative expenses	(37.9)	(39.2)	(62.2)
Underwriting income (loss)	$(87.3)	$165.3	$245.2

Loss and LAE ratio	98.9%	37.1%	15.1%
Acquisition cost ratio	14.2%	13.5%	12.7%
General and administrative expense ratio	10.0%	9.5%	14.6%

GAAP combined ratio	123.1%	60.1%	42.4%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s gross premiums, by line of business, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
($ in millions)	2011		2010		2009

Property Catastrophe - Treaty	$289.4	65%	$268.0	59%	$271.1	60%
Property Specialty - Treaty	45.0	10	46.2	10	68.9	15
Other Specialty - Treaty	77.7	17	104.7	23	71.2	16
Property and Specialty Individual Risk	34.4	8	35.2	8	41.2	9

Gross premiums written	446.5	100%	454.1	100%	452.4	100%
Reinsurance premiums ceded	(78.4)		(41.7)		(24.8)
Net premiums written	$368.1		$412.4		$427.6

Gross premiums written by Montpelier Bermuda during 2011 were largely unchanged from 2010, decreasing by less than two percent.  However, there was a sizable business shift that occurred during the year among its Other Specialty - Treaty line of business and its Property Catastrophe - Treaty line of business due primarily to: (i) the non-renewal of several large marine and casualty contracts (both of which are Other Speciality - Treaty classes); and (ii) the assumption of a property catastrophe quota share (Property Catastrophe - Treaty) from a competitor.

Gross premiums written by Montpelier Bermuda during 2010 were also largely unchanged from 2009, increasing by less than one percent.  However, there was a sizable business shift that occurred during the year among its Property Specialty - Treaty line of business and its Other Specialty line of business due primarily to: (i) the non-renewal and subsequent renewal and reclassification of one large engineering contract from its Property Specialty - Treaty line of business to its Other Specialty - Treaty line of business; and (ii) an increase in space and aviation business written during the year (Other Specialty-Treaty).

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an inter-segment excess-of loss reinsurance agreement.  See “Corporate and Other” under this Item 7.

Net premiums written and earned by Montpelier Bermuda in 2011, 2010 and 2009 included reinstatement premiums (reversals) of $21.0 million, $10.8 million and $(0.7) million, respectively.  The 2011 reinstatement premiums were mainly attributable to the Japan and New Zealand earthquakes and the 2010 reinstatement premiums were mainly attributable to the Chilean earthquake. The level of reinstatement premiums that we may realize in future periods will be dependent upon the occurrence of future losses.

Reinsurance premiums ceded by Montpelier Bermuda in 2011, 2010 and 2009 were $78.4 million, $41.7 million and $24.8 million, respectively.  Montpelier Bermuda purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Various other factors will also continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already occurred but have not been paid.  Montpelier Bermuda’s purchased reinsurance contracts are excess-of-loss contracts covering one or more lines of business.  Montpelier Bermuda also purchases: (i) quota share reinsurance with respect to specific lines of its business; and (ii) industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Net Premiums Earned

Net premiums earned within Montpelier Bermuda in 2011, 2010 and 2009 were $378.0 million, $413.9 million and $426.0 million, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s loss and LAE reserve activities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Gross unpaid loss and LAE reserves - beginning	$583.1	$569.4	$750.0
Reinsurance recoverable on unpaid losses - beginning	(54.0)	(63.1)	(114.1)
Net unpaid loss and LAE reserves - beginning	529.1	506.3	635.9

Losses and LAE incurred:
Current year losses	421.8	242.3	133.0
Prior year losses	(48.0)	(88.9)	(68.6)
Total losses and LAE incurred	373.8	153.4	64.4

Losses and LAE paid and approved for payment	(247.0)	(130.6)	(194.0)

Net unpaid loss and LAE reserves - ending	655.9	529.1	506.3
Reinsurance recoverable on unpaid losses - ending	61.0	54.0	63.1

Gross unpaid loss and LAE reserves - ending	$716.9	$583.1	$569.4

	December 31,
(Millions)	2011	2010

Gross IBNR	$407.7	359.9
Gross Case Reserves	309.2	223.2
Total Gross Loss and LAE Reserves	$716.9	$583.1

Our best estimates for Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2011 and 2010 were $716.9 million and $583.1 million, respectively.  Montpelier Bermuda’s gross IBNR reserves as a percentage of its total gross reserves amounted to 57% and 62% as of December 31, 2011 and 2010, respectively.  This decrease relates primarily to the earthquakes that occurred in Japan and New Zealand during 2011.  As of December 31, 2011, the case reserves associated with these large loss events represented a disproportionately large portion of Montpelier Bermuda’s total gross loss reserves.

Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2011 include $19.7 million of losses assumed from Montpelier Syndicate 5151 as a result of inter-segment excess-of-loss reinsurance arrangements.  These reserves have been eliminated in our consolidated results.  There were no inter-segment gross loss and LAE reserves as of December 31, 2010.

We estimated Montpelier Bermuda’s gross and net loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in Montpelier Bermuda’s reserving process during the year ended December 31, 2011.

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Loss and LAE ratio - current year	111.6%	58.5%	31.2%
Loss and LAE ratio - prior year	(12.7)%	(21.5)%	(16.1)%

Loss and LAE ratio	98.9%	37.0%	15.1%

Current Year Loss and LAE events

The individually significant loss events contributing to Montpelier Bermuda’s 2011 current year net loss and LAE of $421.8 million included the following:

•                 $204.5 million from earthquakes in Japan and New Zealand during the first quarter,

•                  $37.4 million in net losses associated with U.S. catastrophe-exposed aggregate covers,

•                  $14.2 million from flooding resulting from a cloudburst in Denmark,

•                  $10.2 million from an earthquake in New Zealand during the second quarter, and

•                  $10.2 million from flooding in Thailand.

The individually significant loss events contributing to Montpelier Bermuda’s 2010 current year net loss and LAE of $242.3 million included the following:

•                  $76.8 million from an earthquake in Chile,

•                  $27.9 million from an earthquake in New Zealand, and

•                  $20.0 million from the Deepwater Horizon oil rig explosion and fire.

The individually significant loss events contributing to Montpelier Bermuda’s 2009 current year net loss and LAE of $133.0 million included a $47.7 million net loss associated with European windstorm Klaus and hail storms in Europe and Canada.

Prior Year Loss and LAE development

During 2011 Montpelier Bermuda experienced $48.0 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  2010 and prior casualty reserves ($12.9 million decrease),

•                  2010 property-catastrophe hail events ($5.5 million increase),

•                  2010 earthquakes in Chile and New Zealand ($5.5 million decrease),

•                  2005 hurricanes ($5.4 million decrease),

•                  2008 fire loss that settled below our attachment point ($2.6 million decrease),

•                  2010 individual risk losses ($2.4 million decrease), and

•                  2007 European Windstorm Kyrill and U.K. floods ($2.2 million decrease).

During 2010 Montpelier Bermuda experienced $88.9 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  2009 and prior casualty classes of business, including medical malpractice and individual risk contracts ($11.5 million decrease),

•                  2008 individual risk property loss ($10.7 million decrease),

•                  2009 and prior medical malpractice contracts ($8.0 million decrease),

•                  2009 and prior individual risk losses ($7.4 million decrease),

•                  2007 and 2008 non-U.S. catastrophes ($6.2 million decrease),

•                  2009 European windstorm Klaus ($5.5 million decrease),

•                  2005 hurricanes ($5.2 million decrease), and

•                  favorable commutations of reinsurance contracts relating to prior accident years ($4.9 million decrease).

During 2009 Montpelier Bermuda experienced $68.6 million in net favorable development on prior year loss and LAE reserves, which included the following loss events:

•                  2005 hurricanes ($10.9 million decrease),

•                  2005 explosion ($4.5 million subrogation recovery),

•                  2007 California wildfires ($4.0 million decrease),

•                  2008 Hurricane Ike ($3.8 million decrease),

•                  2007 mining accident (claim settlement resulting in a $3.8 million decrease), and

•                  2007 European windstorm Kyrill ($2.4 million decrease).

The prior year loss and LAE development recorded by Montpelier Bermuda in 2011, 2010 and 2009 associated with natural catastrophes such as hurricanes, wildfires, floods and windstorms was the result of new information received from multiple cedants and information regarding the impact of such losses on the entire reinsurance market.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses incurred during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
($ in millions)	2011	2010	2009

Acquisition costs	$53.6	$56.0	$54.2
Acquisition cost ratio	14.2%	13.5%	12.7%

General and administrative expenses	$37.9	$39.2	$62.2
General and administrative expense ratio	10.0%	9.5%	14.6%

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Bermuda’s estimates of loss and LAE fluctuate.  Profit commissions incurred by Montpelier Bermuda during 2011 and 2010 were not significant.  Acquisition costs incurred during 2009 incorporated a profit commission reversal of $3.8 million as a result of adjustments made to several large contracts.  Relatively few of Montpelier Bermuda’s assumed reinsurance contracts contain profit commission clauses, and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

Montpelier Bermuda’s acquisition cost ratio for 2011 increased as compared to 2010 primarily as a result of an increase in ceded premium earned.  Although ceding commissions on ceded reinsurance represent revenue to Montpelier Bermuda, the ceding commission ratio on reinsurance ceded during 2011 was lower than the acquisition cost ratio of gross premium written.  As a result, the increase in ceded premium earned led to an increase in the net acquisition cost ratio.  Montpelier Bermuda’s acquisition cost ratio for 2010, exclusive of profit commission adjustments, was consistent with that of 2009.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Operating expenses	$34.4	$30.2	$50.7
Incentive compensation expenses	3.5	9.0	11.5
General and administrative expenses	$37.9	$39.2	$62.2

The increase in Montpelier Bermuda’s operating expenses during 2011, as compared to 2010, was largely due to a one-time, $5.2 million benefit recognized during 2010 from the settlement of a reinsurance dispute with a third-party.  Absent this settlement, operating expenses decreased slightly from 2010 to 2011, mainly as a result of a change in the allocation of our centrally managed information technology costs to Montpelier Bermuda.

The decrease in Montpelier Bermuda’s operating expenses during 2010, as compared to 2009, was due to both the reinsurance settlement referred to above and a decrease in our overall centrally managed information technology costs, as well as a change in the manner in which those costs were allocated Montpelier Bermuda. Overall, information technology costs borne by Montpelier Bermuda decreased by $10.5 million in 2010, as compared to 2009.

Incentive compensation expenses recorded at Montpelier Bermuda include two broad components. The first component represents amounts that are not dependent on our consolidated underwriting results, and consist of: (i) a limited amount of RSUs granted in a given year; (ii) RSUs granted in prior years, but vest over multi-year periods; and (iii) the portion of annual employee cash bonuses that is based on individual performance goals. The second component represents amounts that are entirely dependent on our consolidated underwriting results, and consist of: (i) RSUs granted in a given year; and (ii) annual employee cash bonuses.

The decreases in incentive compensation expenses recorded at Montpelier Bermuda from 2009 to 2011 reflect reductions in our consolidated underwriting results over that period.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
($ in millions)	2011	2010	2009

Gross premiums written	$233.5	$231.3	$167.3
Ceded reinsurance premiums	(29.5)	(21.5)	(16.4)
Net premiums written	204.0	209.8	150.9
Change in net unearned premiums	(9.5)	(34.8)	(17.8)
Net premiums earned	194.5	175.0	133.1

Loss and LAE - current year losses	(234.5)	(141.0)	(72.1)
Loss and LAE - prior year losses	38.3	19.5	7.5
Acquisition costs	(40.5)	(34.4)	(22.9)
General and administrative expenses	(28.0)	(35.6)	(38.5)
Underwriting income (loss)	$(70.2)	$(16.5)	$7.1

Loss and LAE ratio	100.9%	69.4%	48.5%
Acquisition cost ratio	20.8%	19.7%	17.2%
General and administrative expense ratio	14.4%	20.3%	28.9%

GAAP combined ratio	136.1%	109.4%	94.6%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s gross premiums, by line of business, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
($ in millions)	2011		2010		2009

Property Catastrophe - Treaty	$33.1	14%	$36.3	16%	$32.9	20%
Property Specialty - Treaty	9.2	4	23.1	10	27.7	16
Other Specialty - Treaty	76.7	33	66.2	28	49.7	30
Property and Specialty Individual Risk	114.5	49	105.7	46	57.0	34

Gross premiums written	233.5	100%	231.3	100%	167.3	100%
Ceded reinsurance premiums	(29.5)		(21.5)		(16.4)
Net premiums written	$204.0		$209.8		$150.9

Gross premiums written by Montpelier Syndicate 5151 during 2011 were largely unchanged from 2010, increasing by less than one percent.  However, there was a sizable business shift that occurred during the year among its Property Specialty - Treaty line of business and its Other Specialty - Treaty and Property and Specialty Individual Risk lines of business due primarily to: (i) non-renewals by MUI and transfers of certain lines of MUI business from Montpelier Syndicate 5151 to Montpelier Bermuda (Property Specialty - Treaty); (ii) growth in its financial products writings (Other Specialty - Treaty); and (iii) growth in its marine writings (Property and Specialty Individual Risk).

Gross premiums written by Montpelier Syndicate 5151 during 2010 increased 38% over those written during 2009.  The increase in Montpelier Syndicate 5151’s 2010 gross premiums written related primarily to: (i) growth in its marine writings (Property and Specialty Individual Risk); and (ii) growth in its casualty writings (Other Specialty - Treaty and Property and Specialty Individual Risk).

Gross and net premiums written and reinsurance premiums ceded during the periods presented include amounts assumed and ceded as part of inter-segment excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 7.

Net premiums written and earned by Montpelier Syndicate 5151 in 2011, 2010 and 2009 included reinstatement premiums of $6.5 million, $6.7 million and $1.8 million, respectively.  The 2011 reinstatement premiums were mainly attributable to the Japan and New Zealand earthquakes and the 2010 reinstatement premiums were mainly attributable to the Chilean earthquake.  The level of reinstatement premiums that we may realize in future periods will be dependent upon the occurrence of future losses.

Reinsurance premiums ceded by Montpelier Syndicate 5151 in 2011, 2010 and 2009 were $29.5 million, $21.5 million and $16.4 million, respectively.  Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Various other factors will also continue to affect Montpelier Syndicate 5151’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Syndicate 5151’s reinsurance purchases to date have represented prospective cover; that is, Montpelier Syndicate 5151 purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Net Premiums Earned

Net premiums earned within Montpelier Syndicate 5151 in 2011, 2010 and 2009 were $194.5 million, $175.0 million and $133.1 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s loss and LAE reserve activities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Gross unpaid loss and LAE reserves - beginning	$166.4	$96.0	$48.8
Reinsurance recoverable on unpaid losses - beginning	(2.6)	(0.5)	—
Net unpaid loss and LAE reserves - beginning	163.8	95.5	48.8

Losses and LAE incurred:
Current year losses	234.5	141.0	72.1
Prior year losses	(38.3)	(19.5)	(7.5)
Total losses and LAE incurred	196.2	121.5	64.6

Net impact of foreign currency movements	(2.0)	(2.0)	(0.5)

Losses and LAE paid and approved for payment	(52.8)	(51.2)	(17.4)

Net unpaid loss and LAE reserves - ending	305.2	163.8	95.5
Reinsurance recoverable on unpaid losses - ending	36.4	2.6	0.5

Gross unpaid loss and LAE reserves - ending	$341.6	$166.4	$96.0

	December 31,
(Millions)	2011	2010

Gross IBNR	$194.2	$106.3
Gross Case Reserves	147.4	60.1
Total Gross Loss and LAE Reserves	$341.6	$166.4

Our best estimates for Montpelier Syndicate 5151’s ending gross loss and LAE reserves at December 31, 2011 and 2010 were $341.6 million and $166.4 million, respectively.  Montpelier Syndicate 5151’s gross IBNR reserves as a percentage of its total gross reserves were 57% and 64% as of December 31, 2011 and 2010, respectively.  This decrease relates primarily to the cancellation and subsequent run-off of certain casualty insurance contracts previously written at Montpelier Syndicate 5151. The losses associated with this cancelled business are long-tail in nature and, as a result, represent IBNR reserves when initially incurred.  However, as this business runs off, its remaining IBNR represents an increasingly small portion of Montpelier Syndicate 5151’s gross loss reserves.

We estimated Montpelier Syndicate 5151’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in Montpelier Syndicate 5151’s reserving process during the year ended December 31, 2011.

The following table presents Montpelier Syndicate 5151’s net loss and LAE ratios for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Loss and LAE ratio - current year	120.6%	80.6%	54.2%
Loss and LAE ratio - prior year	(19.7)%	(11.2)%	(5.6)%

Loss and LAE ratio	100.9%	69.4%	48.6%

Current Year Loss and LAE

During 2011 Montpelier Syndicate 5151 incurred $234.5 million of current year net loss and LAE.  The individually significant loss events contributing to Montpelier Syndicate 5151’s 2011 current year loss and LAE included: (i) $45.0 million of net losses from the Japan and New Zealand earthquakes; and (ii) $29.7 million in net losses from flooding in Thailand.  Most of the remaining 2011 current year loss and LAE related to claims and events that had been incurred in that year but had not yet been reported to us.

During 2010 Montpelier Syndicate 5151 incurred $141.0 million of current year net loss and LAE. The individually significant loss event contributing to Montpelier Syndicate 5151’s 2010 current year loss and LAE was $29.6 million of net losses from an earthquake in Chile.  Most of the remaining 2010 current year loss and LAE related to claims and events that had been incurred in that year but had not yet been reported to us.

During 2009 Montpelier Syndicate 5151 incurred $72.1 million of current year net loss and LAE, nearly all of which related to claims and events that had been incurred in that year but had not yet been reported to us.

Prior Year Loss and LAE development

During 2011 Montpelier Syndicate 5151 experienced $38.3 million of favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with: (i) 2010 non-catastrophe property losses ($15.4 million decrease); (ii) 2010 marine losses ($3.8 million decrease); and (iii) 2010 Australian flood losses ($3.6 million decrease).

During 2010 Montpelier Syndicate 5151 experienced $19.5 million of favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with: (i) 2009 and prior non-marine individual risk losses ($9.0 million decrease); and (ii) 2008 Hurricane Ike ($1.0 million decrease).

During 2009 Montpelier Syndicate 5151 experienced $7.5 million of favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with: (i) the settlement of two individual risk losses below the amounts previously reserved ($5.4 million decrease); and (ii) 2008 Hurricane Ike ($2.6 million decrease).

In addition to the loss reserve movements referred to above, Montpelier Syndicate 5151’s prior year loss development also related to movements associated with reserves established in prior years in order to provide for claims and events that had been incurred in that year but had not yet been reported to us. These reserves were originally recorded by Montpelier Syndicate 5151 largely on the basis of historical loss rates, industry data and actuarial judgment and experience as opposed to information received from cedants and other customers.  As prior underwriting years have matured, Montpelier Syndicate 5151 has begun to increase its reliance on the loss data it has received and, as a result, has adjusted its estimates of ultimate losses accordingly.

Net Impact of Foreign Currency Movements on Loss and LAE Reserves

Montpelier Syndicate 5151 recognized net foreign exchange translation gains related to its current and prior year loss and LAE reserves of $2.0 million, $2.0 million, and $0.5 million during 2011, 2010 and 2009, respectively. Montpelier Syndicate 5151’s foreign currency translation gains and losses, which are a component of its comprehensive income or loss, do not impact its underwriting results.

Montpelier’s Syndicate 5151’s foreign currency transaction gains (losses) related to its current and prior year loss and LAE reserves are recorded as favorable or unfavorable loss and LAE reserve development, which impacts Montpelier Syndicate 5151’s underwriting results (including its loss and combined ratios).

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
($ in millions)	2011	2010	2009

Acquisition costs	$40.5	$34.4	$22.9
Acquisition cost ratio	20.8%	19.7%	17.2%

General and administrative expenses	$28.0	$35.6	$38.5
General and administrative expense ratio	14.4%	20.3%	28.9%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate.  Profit commissions incurred by Montpelier Syndicate 5151 totaled $2.7 million, $2.4 million and $1.0 million during 2011, 2010 and 2009, respectively.

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

Montpelier Syndicate 5151 recorded premium deficiency charges (reversals) in 2011, 2010 and 2009 of $0.1 million, $(0.1) million and $(0.7) million, respectively, which also impacted the acquisition costs it incurred during those periods.

Absent profit commissions and premium deficiency charges (reversals), Montpelier Syndicate 5151’s acquisition cost ratio increased gradually from 2009 to 2011 as a result of changes in the mix of the business it writes.  Montpelier Syndicate 5151’s marine, pro-rata engineering and casualty writings, which have grown significantly from 2009 to 2011, are subject to a higher acquisition cost ratio than most of the other business it writes.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Operating expenses	$25.9	$28.7	$27.4
Incentive compensation expenses	2.1	6.9	11.1
General and administrative expenses	$28.0	$35.6	$38.5

The decrease in Montpelier Syndicate 5151’s operating expenses during 2011, as compared to 2010, was largely due to a change in the allocation of our centrally managed information technology costs to Montpelier Syndicate 5151 and from decreased salary expenses at MUI due to prior year staff reductions.  The increase in Montpelier Syndicate 5151’s operating expenses during 2010, as compared to 2009, was largely due to an overall increase in Lloyd’s fees.

Incentive compensation expenses recorded at Montpelier Syndicate 5151 include two broad components. The first component represents amounts that are not dependent on our consolidated underwriting results, and consist of: (i) a limited amount of RSUs granted in a given year; (ii) RSUs granted in prior years, but vest over multi-year periods; and (iii) the portion of annual employee cash bonuses that is based on individual performance goals. The second component represents amounts that are entirely dependent on our consolidated underwriting results, and consist of: (i) RSUs granted in a given year; and (ii) annual employee cash bonuses.

The decreases in incentive compensation expenses recorded at Montpelier Syndicate 5151 from 2009 to 2011 reflect reductions in our consolidated underwriting results over that period.

MUSIC

On December 31, 2011, we completed the MUSIC Sale.  Since we have either retained, reinsured or otherwise indemnified Selective, the purchaser of MUSIC, for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC does not constitute a “discontinued operation” in accordance with GAAP.  As a result, the future cash flows associated with our significant continuing involvement with MUSIC will continue into 2012 and beyond and such future cash flows, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within this MUSIC segment. See “MUSIC Sale Considerations” contained in Item 1 herein.

Due to the timing of the MUSIC Sale, our 2011 consolidated statement of operations contains MUSIC’s results of operations for the entire year.

Underwriting results for MUSIC for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
($ in millions)	2011	2010	2009

Gross premiums written	$59.7	$48.3	$24.3
Ceded reinsurance premiums	(7.8)	(1.7)	(0.6)
Net premiums written	51.9	46.6	23.7
Change in net unearned premiums	(1.7)	(10.1)	(9.6)
Net premiums earned	50.2	36.5	14.1

Loss and LAE	(42.1)	(27.4)	(9.7)
Acquisition costs	(11.3)	(8.3)	(3.4)
General and administrative expenses	(8.7)	(10.5)	(9.0)
Underwriting loss	$(11.9)	$(9.7)	$(8.0)

Loss and LAE ratio	83.8%	75.1%	68.8%
Acquisition cost ratio	22.5%	22.7%	24.1%
General and administrative expense ratio	17.3%	28.8%	63.8%

GAAP combined ratio	123.6%	126.6%	156.7%

Gross and Net Premium Written

MUSIC’s gross premiums written, all of which relate to our Property and Specialty Individual Risk line of business, increased steadily from MUSIC’s inception in 2007 to the date of the MUSIC Sale.  MUSIC’s ceded reinsurance premiums during 2011, 2010 and 2009 totaled $7.8 million, $1.7 million and $0.6 million, respectively.  The increase in MUSIC’s ceded reinsurance premiums in 2011, as compared to 2010 and 2009, resulted from a significant purchase of additional excess-of-loss reinsurance in 2011 covering MUSIC’s property and casualty exposures.  MUSIC’s ceded reinsurance premiums also include amounts ceded to Montpelier Syndicate 5151 as part of an inter-segment excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 7.

Net Premiums Earned

Net premiums earned within MUSIC in 2011, 2010 and 2009 were $50.2 million, $36.5 million and $14.1 million, respectively.  Net premiums earned are a function of the timing of net premiums written.

Loss and LAE

The following tables summarize MUSIC’s loss and LAE reserve activities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Gross unpaid loss and LAE reserves - beginning	$35.1	$15.4	$10.1
Reinsurance recoverable on unpaid losses - beginning	(5.8)	(6.0)	(8.8)
Net unpaid loss and LAE reserves - beginning	29.3	9.4	1.3

Losses and LAE incurred:
Current year losses	45.1	28.3	9.3
Prior year losses	(3.0)	(0.9)	0.4
Total losses and LAE incurred	42.1	27.4	9.7

Losses and LAE paid and approved for payment	(18.3)	(7.5)	(1.6)

Net loss and LAE reserves sold pursuant to the MUSIC Sale	(14.8)	—	—

Net unpaid loss and LAE reserves - ending	38.3	29.3	9.4
Reinsurance recoverable on unpaid losses - ending	—	5.8	6.0

Gross unpaid loss and LAE reserves - ending	$38.3	$35.1	$15.4

	December 31,
(Millions)	2011		2010

Gross IBNR	$28.3		$26.0
Gross Case Reserves	10.0		9.1
Total Gross Loss and LAE Reserves	$38.3	(1)	$35.1

(1)         MUSIC’s ending loss and LAE reserves of $38.3 million at December 31, 2011 represent MUSIC’s losses and LAE that were assumed by Montpelier Re under the MUSIC Quota Share.  These loss and LAE reserves have historically been, and will continue to be, reported within our MUSIC segment as opposed to our Montpelier Bermuda segment.

We estimated MUSIC’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in MUSIC’s reserving process during the year ended December 31, 2011.

The following table presents MUSIC’s net loss and LAE ratios for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Loss and LAE ratio - current year	89.8%	77.5%	66.0%
Loss and LAE ratio - prior year	(6.0)%	(2.4)%	2.8%

Loss and LAE ratio	83.8%	75.1%	68.8%

As a result of MUSIC’s limited premium writings and loss experience, its loss and LAE expenses incurred to date primarily represent IBNR.  Current year losses incurred by MUSIC during 2011 also reflect $3.5 million of net losses resulting from U.S. storms occurring in 2011. The favorable prior year loss reserve development experienced by MUSIC during 2011 and 2010 of $3.0 million and $0.9 million, respectively, related primarily to MUSIC’s casualty (as opposed to property) classes of business.

Underwriting Expenses

MUSIC’s incurred acquisition costs of $11.3 million, $8.3 million and $3.4 million for 2011, 2010 and 2009, respectively, were largely consistent with corresponding increases in MUSIC’s net earned premiums as evidenced by its consistent acquisition cost ratios during each of the years presented.

The following table summarizes MUSIC’s general and administrative expenses during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Operating expenses	$8.5	$9.4	$7.4
Incentive compensation expenses	0.2	1.1	1.6
General and administrative expenses	$8.7	$10.5	$9.0

MUSIC’s operating expenses were heavily influenced by our overall information technology costs, as well as changes in the manner in which those costs were allocated to MUSIC.  These factors were the primary reason for the operating expense fluctuations experienced by MUSIC during the years presented.

Incentive compensation expenses recorded at MUSIC include two broad components. The first component represents amounts that are not dependent on our consolidated underwriting results, and consist of: (i) a limited amount of RSUs granted in a given year; (ii) RSUs granted in prior years, but vest over multi-year periods; and (iii) the portion of annual employee cash bonuses that is based on individual performance goals. The second component represents amounts that are entirely dependent on our consolidated underwriting results, and consist of: (i) RSUs granted in a given year; and (ii) annual employee cash bonuses.

The decreases in incentive compensation expenses recorded at MUSIC from 2009 to 2011 reflect reductions in our consolidated underwriting results over that period.

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and service charges, is not considered to be an operating segment of our business.  The underwriting losses generated by Corporate and Other principally reflect general and administrative expenses we incur in support of our various operating companies.

Our Corporate and Other results for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
(Millions)	2011	2010	2009

Gross premiums written	$(14.2)	$(13.7)	$(9.1)
Ceded reinsurance premiums	14.2	13.7	9.1
Net premiums written	—	—	—
Change in net unearned premiums	—	—	—
Net premiums earned	—	—	—

Loss and LAE	—	—	—
Acquisition costs	—	—	—
General and administrative expenses	(24.0)	(26.8)	(27.4)
Underwriting loss	$(24.0)	$(26.8)	$(27.4)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151, and between Montpelier Syndicate 5151 and MUSIC. The premiums associated with these inter-segment arrangements during the years presented were as follows:

	Year Ended December 31, 2011			Year Ended December 31, 2010
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$13.0	$—	$13.0	$12.4	$—	$12.4
Montpelier Syndicate 5151	1.2	(13.0)	(11.8)	1.3	(12.4)	(11.1)
MUSIC	—	(1.2)	(1.2)	—	(1.3)	(1.3)
Total inter-segment premiums	$14.2	$(14.2)	$—	$13.7	$(13.7)	$—

	Year Ended December 31, 2009
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$8.6	$—	$8.6
Montpelier Syndicate 5151	0.5	(8.6)	(8.1)
MUSIC	—	(0.5)	(0.5)
Total inter-segment premiums	$9.1	$(9.1)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Operating expenses	$19.5	$15.1	$11.5
Incentive compensation expenses	4.5	11.7	15.9
General and administrative expenses	$24.0	$26.8	$27.4

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company.  The gradual increases in operating expenses experienced from 2009 to 2011 relate primarily to increased allocations of our centrally managed information technology costs to Corporate and Other.

Incentive compensation expenses recorded at Corporate and Other include two broad components. The first component represents amounts that are not dependent on our consolidated underwriting results, and consist of: (i) a limited amount of RSUs granted in a given year; (ii) RSUs granted in prior years, but vest over multi-year periods; and (iii) the portion of annual employee cash bonuses that is based on individual performance goals. The second component represents amounts that are entirely dependent on our consolidated underwriting results, and consist of: (i) RSUs granted in a given year; and (ii) annual employee cash bonuses.

The decreases in incentive compensation expenses recorded at Corporate and Other from 2009 to 2011 reflect reductions in our consolidated underwriting results over that period.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated total return on cash and investments for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
($ in millions)	2011	2010	2009

Investment income	$74.3	$81.7	$89.0
Investment expenses	(5.6)	(7.7)	(8.0)
Net investment income	68.7	74.0	81.0
Net realized investment gains	34.6	33.6	19.9
Net unrealized investment gains (losses)	(8.4)	17.0	161.9
Net foreign exchange transaction gains on cash and investments	(3.3)	1.5	—
Net foreign exchange translation gains (losses) on cash and investments	0.6	(4.1)	0.8
Change in fair value of Symetra	—	—	(0.5)
Reclassification of inception-to-date net unrealized gains - Symetra	—	(2.6)	—
Total return on cash and investments ($)	$92.2	$119.4	$263.1

Weighted average investment portfolio, including cash and cash equivalents	$2,856	$2,676	$2,569
Total return on cash and investments (%)	3.2%	4.4%	10.2%

Our total return on cash and investments for 2011 was lower than that of 2010, due to lower net realized and unrealized investment gains and net investment income experienced in 2011. Our total return on cash and investments for 2010 was significantly lower than that of 2009, due to lower net realized and unrealized investment gains and net investment income experienced in 2010.

Despite a higher average investment portfolio balance, our investment income has decreased each year since 2009 mainly as a result of continual declines in short-term interest rates and reductions in dividend income earned on a smaller portfolio of equity securities.

Investment expenses in 2011 were lower than those incurred during 2010 due mainly to changes in the allocation of invested balances among our investment managers.  Investment expenses in 2010 were fairly consistent with those incurred during 2009.

During 2011 we recognized $34.0 million in net realized and unrealized gains from our fixed maturity portfolio, $1.5 million in net realized and unrealized losses from our equity portfolio and $6.3 million in net realized and unrealized losses from our other investments. The fixed maturity net gains we experienced during 2011 were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries. The equity portfolio net losses we experienced during 2011 followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500 and MSCI World indices. The other investment net losses we experienced during 2011 included a $4.7 million unrealized loss associated with a private investment fund.

During 2010 we recognized $21.2 million in net realized and unrealized gains from our fixed maturity portfolio, $25.1 million in net realized and unrealized gains from our equity portfolio and $4.3 million in net realized and unrealized gains from our other investments. The fixed maturity net gains and the majority of the other investment net gains we experienced during 2010 were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries. In addition, we experienced a $4.3 million realized loss from a limited partnership investment carried as an other investment. The equity portfolio net gains we experienced during 2010 followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500 and MSCI World indices.

During 2009 we recognized $104.2 million in net realized and unrealized gains from our fixed maturity portfolio, $74.6 million in net realized and unrealized gains from our equity portfolio and $3.0 million in net realized and unrealized gains from our other investments. The fixed maturity net gains and the majority of the other investment net gains we experienced during 2009 were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries. The significant equity portfolio net gains we experienced during 2009 followed a year in which we experienced significant unrealized losses, as we benefitted from a recovery in the U.S. equity market as a whole during 2009.

During 2011, 2010 and 2009 we experienced net foreign exchange gains (losses) on cash and investments of $(2.7) million, $(2.6) million and $0.8 million, respectively. The foreign exchange gains (losses) experienced during these years were due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact, principally the British pound, the European Union euro and the Canadian dollar.

During 2009 we recorded an unrealized loss from our investment in Symetra Financial Corporation (“Symetra”) of $0.5 million. Our investment in Symetra was acquired in a private placement in 2004 and, in January 2010, Symetra’s common shares began trading on the New York Stock Exchange under the symbol SYA.  As a result, during 2010 we reclassified the cumulative net appreciation associated with our investment in Symetra, which totaled $2.6 million at December 31, 2009, from other comprehensive income to net unrealized investment gains on our consolidated statements of operations and moved that investment from other investments to equity securities on our consolidated balance sheets. Symetra provides retirement plans, employee benefits, life insurance and annuities through a national network of independent advisors and agents.

As of December 31, 2011, $83.7 million, or 3.3%, of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at December 31, 2011 consisted primarily of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnership interests and private investment funds.

As of December 31, 2010, $85.2 million, or 3.4%, of our total invested assets measured at fair value were considered to be Level 3 assets.  Our investments classified as Level 3 at December 31, 2010 were of a similar composition to those at December 31, 2011.

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

The significant decrease in our Level 3 securities during 2010 was the result of increased levels of analysis of the valuations of residential mortgage-backed and corporate fixed maturity securities, which provided a higher reliance on observable inputs.  In addition, our investment in Symetra was transferred from Level 3 to Level 1 during 2010 as a result of it becoming a publicly traded company.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Net foreign exchange transaction gains on cash and investments	$(3.3)	$1.5	$—
Net foreign exchange transaction gains (losses) on insurance and reinsurance balances	(1.9)	0.8	(2.5)
Net foreign exchange gains (losses)	$(5.2)	$2.3	$(2.5)

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign exchange transaction gains on cash and investments.

Our net foreign exchange transaction gains (losses) on insurance and reinsurance balances represent realized gains and losses, primarily resulting from premiums receivable by Montpelier Bermuda in currencies other than the U.S. dollar and from cash and premiums receivable by Montpelier Syndicate 5151 in currencies other than the British pound. These transaction gains and losses do not include fluctuations associated with our loss and LAE, which we record as favorable or (unfavorable) loss reserve development, and certain foreign currency exchange agreements we enter into in order to mitigate the financial effects of these foreign exchange rate fluctuations.  See “Net Income (Expense) from Derivative Instruments” below.

Net Income (Expense) from Derivative Instruments

The following table presents our consolidated net income (expense) from derivative instruments during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Foreign Exchange Contracts	$7.1	$2.1	$(0.6)
Credit Derivatives	(4.9)	—	—
Interest Rate Contracts	(7.5)	(0.1)	—
Investment Options and Futures	2.8	(6.7)	8.1
ILW Swap	(0.7)	(0.3)	—
ILW Contract	0.1	0.3	—
CAT Bond Protection	—	—	(0.2)
Net income (expense) from derivative instruments	$(3.1)	$(4.7)	$7.3

A description of each of our derivative instrument activities follows:

Foreign Exchange Contracts

From time to time we, either directly or indirectly through our investment managers, enter into foreign currency exchange agreements (“Foreign Exchange Contracts”) which constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract.  We enter into these agreements in connection with our underwriting and investing activities.

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

Our open Foreign Exchange Contracts at December 31, 2011 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Chinese renminbi, Indian rupees, Malaysian ringgits, Mexican pesos, Philippines pesos, Korean won, Australian dollars, Danish kroner and Brazilian reals.  Our open Foreign Exchange Contracts at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

We recorded income (expense) of $7.1 million, $2.1 million and $(0.6) million associated with the Foreign Exchange Contracts during 2011, 2010 and 2009, respectively.

Credit Derivatives

From time to time our investment managers enter into various credit derivative arrangements (“Credit Derivatives”) whose value is derived from the credit risk associated with an underlying bond, loan or other financial asset.  In such transactions, we are effectively the buyer or seller of credit protection, depending on the specific instrument. When we are buying credit protection, the value of our derivative position increases (or decreases) when the associated credit risk increases (or decreases). Conversely, when we are selling credit protection, the value of our derivative position decreases (or increases) when the associated credit risk increases (or decreases).

We recorded an expense of $4.9 million associated with Credit Derivatives during 2011.

Interest Rate Contracts

From time to time our investment managers enter into various interest rate derivative instruments (“Interest Rate Contracts”) whose value is based on the right to pay or receive a notional amount of money at a given interest rate. These instruments are either used to limit our exposure to fluctuations in specified interest rates or to address an anticipated change in interest rates.

We recorded an expense of $7.5 million and $0.1 million associated with Interest Rate Contracts during 2011 and 2010, respectively.

Investment Options and Futures

From time to time we enter into various exchange-traded investment options and futures (“Investment Options and Futures”) as part of our investing strategy.

We recorded income (expense) of $2.8 million, $(6.7) million and $8.1 million associated with Investment Options and Futures during 2011, 2010 and 2009, respectively.

ILW Swap

In November 2010 we entered into an industry loss warranty (“ILW”) swap transaction (the “ILW Swap”) with a third-party in order to purchase protection against Montpelier Re’s U.S. earthquake and Europe windstorm exposures.  In return for a fixed-rate payment of $1.0 million, we receive a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The ILW Swap expired June 30, 2011, without any recovery to us.

We recorded an expense of $0.7 million and $0.3 million associated with the ILW Swap during 2011 and 2010, respectively.

ILW Contract

In April 2010 we entered into an ILW contract (the “ILW Contract”) with a third-party under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract, which expired in March 2011, provided the insured with $15.0 million of protection resulting from earthquake losses incurred in any of several U.S. states. We received consideration of $0.4 million for the ILW contract.

We recorded income of $0.1 million and $0.3 million associated with the ILW Contract during 2011 and 2010, respectively.

CAT Bond Protection

In December 2005 we purchased fully-collateralized coverage (the “CAT Bond Protection”) for losses sustained from qualifying hurricane and earthquake loss events from a third-party that financed this coverage through the issuance of $90.0 million in catastrophe bonds to investors under two separate bond tranches, each of which matured in January 2009. Both tranches responded to parametric triggers, whereby payment amounts were determined on the basis of modeled losses incurred by a notional portfolio rather than by actual losses incurred by us. For that reason, this transaction was accounted for as a derivative, rather than as a reinsurance transaction.

Through the date of maturity of the CAT Bond Protection, no industry loss event occurred which would have triggered a recovery by us.

We recorded an expense of $0.2 million associated with the CAT Bond Protection during 2009.

Gain on MUSIC Sale

On December 31, 2011, we completed the MUSIC Sale, received total proceeds of $54.9 million therefrom and recorded a gain on the sale of $11.1 million. The gain on sale is net of $1.0 million in expenses we incurred in connection with the sale.

Gain on Early Extinguishment of Debt

During 2010 we repurchased and retired $1.0 million in principal amount of our Senior Notes and recognized a loss of less than $0.1 million representing the difference between the amount of consideration paid and the carrying value of the Senior Notes repurchased.

During 2009 we repurchased and retired $21.0 million in principal amount of our Senior Notes and recognized a gain of $5.9 million representing the difference between the $15.1 million in consideration paid and the carrying value of the Senior Notes repurchased.

Other Revenue

Our consolidated other revenue is comprised of: (i) services provided to third parties consisting of commissions earned by PUAL and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; and (ii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms. The following table summarizes our consolidated other revenue for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Services provided to third parties	$0.5	$0.5	$0.4
Interest on funds advanced	—	0.3	0.1

Other revenue	$0.5	$0.8	$0.5

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Millions)	2011	2010	2009

Interest expense and amortization of discount - Senior Notes	$14.0	$14.0	$14.5
Interest expense - Trust Preferred Securities	5.3	8.7	8.7
Letter of credit and trust fees	1.3	1.9	3.1

Interest and other financing expenses	$20.6	$24.6	$26.3

Our interest and other financing expenses decreased significantly during 2011, as compared to 2010.  The reduction in interest expense experienced in 2011 was due to the interest rate on our $100.0 million of capital securities (the “Trust Preferred Securities”) moving from an 8.55% per annum fixed rate to a floating rate, effective March 30, 2011, which varied from 4.107% to 4.379% for the balance of the year.  The reduction in letter of credit and trust fees experienced during 2011 was the result of the Reinsurance Trust replacing a large non-renewed letter of credit facility that expired during 2011.

Our interest and other financing expenses also decreased during 2010, as compared to 2009.  The reduction in interest expense experienced in 2010 was due to the repurchase of $1.0 million and $21.0 million of our Senior Notes in 2010 and 2009, respectively.  The reduction in letter of credit and trust fees experienced during 2010 was the result of the Lloyd’s Capital Trust and the Reinsurance Trust replacing two non-renewed letter of credit facilities that expired during 2010.

Income Tax Provision (Benefit)

We are domiciled in Bermuda and have subsidiaries domiciled in several other countries, including the U.S., the U.K. and Switzerland.  At the present time, no income taxes are levied in Bermuda and we have received an assurance from the Bermuda government exempting our Bermuda operations from all local income, withholding and capital gains taxes until at least 2035.

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes and are currently in a cumulative net operating loss position. The net operating loss associated with these operations may be carried forward to offset future taxable income generated in that jurisdiction and do not expire with time.

MUI, MTR and their parent, MRUSHL, are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations and are currently in a cumulative net operating loss position.  The net operating losses associated with these operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027.

Our consolidated income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,
(Millions)	2011	2010	2009
Current tax provision (benefit):
Bermuda	$—	$—	$—
U.S. Federal	—	—	—
U.S. state	—	—	0.1
Non-U.S. (U.K. and Switzerland)	—	—	(1.3)
Current tax benefit	$—	$—	$(1.2)

Deferred tax provision (benefit):
Bermuda	$—	$—	$—
U.S. Federal	—	—	—
U.S. state	—	—	—
Non-U.S. (U.K. and Switzerland)	(0.6)	(1.3)	2.3
Deferred tax provision (benefit)	$(0.6)	$(1.3)	$2.3
Total income tax provision (benefit)	$(0.6)	$(1.3)	$1.1

During 2011 we reversed the $0.6 million net deferred tax liability that we had recorded as of December 31, 2010 as a result of 2011 net losses experienced at our U.K. operations.  During 2010 we re-characterized an existing intercompany loan among two of our wholly-owned subsidiaries as a contribution of capital and recorded a one-time $1.0 million income tax benefit representing: (i) current and prior year reversals of U.K. deferred income tax provisions; and (ii) the amended treatment of foreign exchange gains we experienced while the loan was outstanding.

Dividends Declared on Preferred Shares

During 2011 we declared $9.1 million in cash dividends on our Preferred Shares from May 10, 2011 to December 31, 2011, the period during which the Preferred Shares were outstanding.

III.  Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to preferred and common shareholders and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently pay a regular dividend of $0.105 per Common Share per quarter and our Preferred Shares have a stated dividend rate of 8.875% per year. Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of December 30, 2011, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 3.0 years. If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments prior to maturity, potentially at a significant loss.

As of December 31, 2011, our sources of immediate and unencumbered liquidity consisted of: (i) $206.1 million of cash and cash equivalents; (ii) $135.8 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $258.7 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment holding were required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

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

Capital Resources

Capital Resources

The following table summarizes our capital structure as of December 31, 2011 and December 31, 2010:

	December 31,
(Millions)	2011	2010

Senior Notes, at face value	$228.0	$228.0
Trust Preferred Securities	100.0	100.0
Total Debt	$328.0	$328.0

Preferred Shareholders’ Equity	150.0	—
Common Shareholders’ Equity	1,399.3	1,628.8

Total Capital	$1,877.3	$1,956.8

Our total capital decreased by $79.5 million during 2011 as a result of our recording a comprehensive loss of $113.1 million, issuing $150.0 million of Preferred Shares, recognizing $4.9 million of additional paid-in capital through the amortization and issuance of share-based compensation, incurring $4.6 million in Preferred Share issuance costs, declaring $34.0 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $82.7 million of Common Shares.

Our Senior Notes bear interest at a rate of 6.125% per annum and are scheduled to mature on August 15, 2013.  We currently intend to refinance the Senior Notes prior to their maturity.  Whereas we believe that current market conditions would permit such a refinancing on reasonable terms, future terms and conditions may prove to be unfavorable.  In the event we are unable to refinance the Senior Notes prior to their maturity, we would expect to be in a position to repay that obligation with internal funds.

Our Trust Preferred Securities mature on March 30, 2036, but are redeemable at our option at par.  We currently have no intention of redeeming our Trust Preferred Securities. The Trust Preferred Securities bore interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. On February 7, 2012, we entered into a five-year swap agreement with a third-party which will result in our future net cash flows in connection with our Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the swap agreement to its maturity.

We issued the Preferred Shares on May 10, 2011.  The net proceeds of $145.4 million associated with the offering were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for general corporate purposes.

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

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are more unfavorable to holders of our Common and Preferred Shares than those contained within our current capital structure. More specifically, any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of our Common and Preferred Shares and could be dilutive to our existing holders of these equity securities.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, financial condition and operating results could be adversely affected.

In the normal course of our business, we maintain letter of credit facilities and trust arrangements as a means of providing collateral and/or statutory credit to certain of our constituents. These facilities and arrangements are outlined below:

Letter of Credit Facilities

The following table outlines our letter of credit facilities as of December 31, 2011:

Secured Operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date

Syndicated 5-Year Facility (I)	$35.0	$35.0	June 2011
Syndicated 5-Year Facility (II)	215.0	163.8	June 2012
Syndicated 364-Day Facility	250.0	—	June 2012
Bilateral Facility	75.0	6.6	None

Our letter of credit facilities were secured by collateral accounts containing cash and investments totaling $264.2 million and $376.7 million at December 31, 2011 and 2010, respectively.

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of December 31, 2011 and 2010, our debt to capital ratio (which, as defined in such agreements, is currently the ratio of the amount of Senior Notes outstanding divided by the sum of the amount of Senior Notes outstanding and our total shareholders’ equity) was 12.8% and 12.3%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A-” (with a positive outlook).

Effective June 9, 2011, our Syndicated 5-Year Facility (I), which had a capacity of $500.0 million, expired in accordance with its terms and was not renewed.  As a result: (i) we can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit drawn under the facility will have to be renewed into an alternate letter of credit facility or one of our reinsurance trusts upon expiry.  This facility is subject to an annual commitment fee of 0.275% on drawn balances and, while active, was subject to an annual commitment fee of 0.075% on undrawn balances.

The Syndicated 5-Year Facility (II) is subject to an annual commitment fee of 0.225% on drawn balances and 0.08% on undrawn balances.

On June 17, 2011, we entered into a 364-Day Letter of Credit Reimbursement and Pledge Agreement with a syndicate of commercial banks for the provision of a secured letter of credit facility for our account.  This facility, which has a capacity of $250.0 million, is subject to an annual commitment fee of 0.45% on drawn balances and 0.10% on undrawn balances.

The Bilateral Facility is subject to an annual commitment fee of 0.45%, which was increased from 0.40% effective August 1, 2011 and from 0.20% effective April 1, 2010.  The commitment fee is charged on drawn balances only.

During 2010 we voluntarily terminated a $230.0 million letter of credit facility, which was formerly used to meet our ongoing Fund’s at Lloyd’s requirements, and entered into the Lloyd’s Capital Trust for such purposes. See “Trust Arrangements” below.

In June 2012 our Syndicated 5-Year Facility (II) and our Syndicated 364-Day Facility will expire in accordance with their terms.  We are currently evaluating how much of the $465.0 million in expiring letter of credit capacity we wish to replace or renew prior to their expiry. The amount of letter of credit capacity we will ultimately replace or renew depends on how quickly our cedants release their outstanding letters of credit once they are fully migrated to the Reinsurance Trust.  We believe that current market conditions would permit us to replace or renew these expiring letter of credit facilities with new facilities of comparable capacity.

Trust Arrangements

In December 2011 we entered into the MUSIC Trust in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of December 31, 2011, the fair value of all assets held in the MUSIC Trust was $65.0 million, which exceeded the minimum value required on that date.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  During 2011 we became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York.  We also intend to monitor and, where possible, take advantage of reduced collateral statutes as and when they are adopted in other states.  During 2011 we established a trust in connection with our reduced collateral requirements in Florida (the “FL Trust”).  As of December 31, 2011, the fair value of all assets held in the FL Trust was $25.0 million.

In September 2010 we entered into the Reinsurance Trust as a means of providing statutory credit to our cedants.  As of December 31, 2011, we were granted authorized or trusteed reinsurer status in 50 states and the District of Columbia.  As of December 31, 2011 and 2010, the fair value of all assets held in the Reinsurance Trust was $328.1 million and $101.4 million, respectively, which exceeded the minimum value required on both dates.

In March 2010 we entered into the Lloyd’s Capital Trust in order to meet our ongoing Funds at Lloyd’s requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of Funds at Lloyd’s. As of December 31, 2011 and 2010, the fair value of the investments held in the Lloyd’s Capital Trust was $251.8 million and $249.5 million, respectively.

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2011:

Millions	Due in One Year or Less	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total

Loss and LAE reserves	$371.9	$442.0	$149.0	$114.2	$1,077.1
Debt	—	228.0	—	100.0	328.0
Interest and other financing expenses	19.9	18.7	9.9	1.2	49.7
Unsettled purchases of investments	69.9	—	—	—	69.9
Noncancellable operating leases	6.2	8.8	5.9	—	20.9
Unfunded investment commitments	14.2	—	—	—	14.2
Total contractual obligations and commitments	$482.1	$697.5	$164.8	$215.4	$1,559.8

Our loss and LAE reserves do not have contractual maturity dates.  Our expected loss and LAE reserve obligations are based on historical loss and LAE reserve payment patterns.

Our debt and interest and other financing obligations assume that we exercise our option to redeem the Trust Preferred Securities in March 2017 and that the interest rate thereon accrues at a fixed rate of 4.905%, the fixed rate that we have achieved through our recent five-year interest rate swap transaction. Our letter of credit facilities, each of which is cancellable within one year, are assumed to be fully cancelled on December 31, 2012.

As of December 31, 2011, we had unfunded commitments to invest $14.2 million into three separate private investment funds. For purposes of this presentation, it is assumed that all of our unfunded commitments are called during 2012.

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of December 31, 2011, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

For the Year Ended December 31, 2011

Our cash flows provided from operations totaled $166.8 million, which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

Our cash flows used for investing activities totaled $84.2 million, resulting from the following:

•                  we paid $25.6 million for net purchases of fixed maturity investments,

•                  we received $2.7 million from net sales of equity securities and other investments,

•                  we received $51.2 million in connection with the MUSIC Sale,

•                  we paid $8.4 million in settlements of investment-related derivative instruments,

•                  we had a $101.3 million increase in our restricted cash,

•                  we paid $2.1 million in investment performance fees, and

•                  we paid $0.7 million to acquire capitalized assets.

Our cash flows provided from financing activities totaled $26.7 million, resulting from the following:

•                  we paid $87.9 million to repurchase Common Shares,

•                  we received $145.4 million upon the issuance of the Preferred Shares, and

•                  we paid $30.8 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $1.3 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the Year Ended December 31, 2010

Our cash flows provided from operations totaled $317.7 million, which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

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

•                  we paid $26.2 million in dividends to holders of our Common Shares.

We also experienced a $2.0 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the Year Ended December 31, 2009

Our cash flows provided from operations were $233.1 million, which resulted primarily from premiums received, net of acquisition costs, partially offset by net paid losses.

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

Our cash flows used for financing activities totaled $121.9 million, resulting from the following:

•                  we paid $15.1 million to repurchase and retire a portion of our Senior Notes,

•                  we received $32.0 million in connection with the termination of a forward share agreement with a third-party,

•                  we paid $112.6 million to repurchase Common Shares, and

•                  we paid $26.2 million in dividends to holders of our Common Shares.

We also experienced a $5.6 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

Cash and Cash Equivalents Held by Our U.S. and U.K. Subsidiaries

As of December 31, 2011, we had total cash and cash equivalents of $340.3 million.  Of this amount, $141.9 million was held in Bermuda, $135.6 million was held in the U.K., $62.1 million was held in the U.S. and $0.7 million was held in Switzerland.

Of our cash and cash equivalents held in the U.K. at December 31, 2011, $126.8 million represented amounts held in the Lloyd’s Premiums Trust Funds which may be used for the payment of Syndicate 5151’s claims and valid expenses but can only be distributed to its parent annually, subject to meeting Lloyd’s requirements.  We do not currently have the intent or ability to repatriate such funds to the Company in Bermuda.

Of our cash and cash equivalents held in the U.S. at December 31, 2011, $54.9 million represented the gross cash proceeds from the MUSIC Sale received by MRUSHL.  In January 2012, MRUSHL repatriated $53.5 million of these funds to the Company in Bermuda.  We do not expect to incur any income or withholding taxes associated with this repatriation.

IV.  Summary of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) our loss and LAE reserves; (ii) our written and earned insurance and reinsurance premiums; (iii) our ceded reinsurance; and (iv) our share-based compensation.

The following discussion provides detailed information regarding our use of estimates and assumptions as it relates to such items.

Loss and LAE Reserves

Our loss and LAE reserves represent estimates of future amounts needed to pay our claims and related expenses (such as claim adjusters’ fees and litigation expenses) for insured losses that have occurred. The process of estimating these reserves involves a considerable degree of judgment and our estimates as of any given date are inherently uncertain.

Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification and other factors. These estimates and judgments are based on numerous considerations and are often revised as we: (i) receive changes in loss amounts reported by ceding companies; (ii) obtain additional information, experience or other data; (iii) as new or improved methodologies are developed; or (iv) as laws change.

Our loss and LAE reserves relating to short-tail property risks are typically reported to us and settled more promptly than those relating to our long-tail risks. However, the timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, whether the loss is from policies in force with primary insurers or with reinsurers and where our exposure falls within the cedant’s overall reinsurance program.

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and IBNR reserves (which are based on losses that we believe to have occurred but for which claims have not yet been reported to us and may include a provision for expected future development on our case reserves).

Our IBNR reserves are determined using various actuarial methods as well as a combination of our own historical loss experience, historical insurance industry loss experience, estimates of pricing adequacy trends and our professional judgment. In the case of our reinsurance business, our reserving process is highly dependent on the loss information we receive from ceding companies.  The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserve.

Our primary focus is on short-tail property treaty reinsurance, written on both an excess-of-loss and proportional basis. We also underwrite direct insurance and facultative reinsurance, as well as casualty specialty risks. The nature and extent of management judgment involved in the reserving process depends upon the type of business.

Most of our treaty reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes, terrorism, large individual property risks, and marine, space and aviation risks. Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

The two primary bases for estimating the ultimate loss associated with a large event are: (i) actual and precautionary claims advices received from the cedant; and (ii) the nature and extent of the impact the event is estimated to have on the industry as a whole. Immediately after a loss event, the estimated industry market loss is the primary driver of our ultimate loss from such event. In order to estimate the nature and extent of the event, we rely on output provided by commercially available catastrophe models, as well as proprietary models developed in-house. The exposure of each cedant potentially affected by the event is analyzed on the basis of this output. As the amount of information received from cedants increases during the period following an event, so does our reliance on this correspondence. The quality of the cedant’s historical evaluation of losses and loss information received from other cedants in relation to the same event are considered as we migrate from industry loss-based estimates to specific cedant information.

While the approach we use in reserving for large events is applied with consistency, at any point in time the specific reserving assumptions may vary among contracts. The assumptions for a specific contract may depend upon the class of business, historical reporting patterns of the cedant, whether or not the cedant provides an IBNR estimate, how much of the loss has been paid, the number of underlying claims still open and other factors. For example, the expected loss development for a contract with 1% of its claims still open would likely be less than for a contract with 50% of its claims still open.

For non-catastrophe losses, we often apply trend-based actuarial methodologies in setting reserves, including paid and incurred loss development, Bornheutter-Ferguson and frequency and severity techniques. We also utilize industry loss ratio and development pattern information in conjunction with our own experience. The weight given to a particular method will depend on many factors, including the homogeneity within the class of business, the volume of losses, the maturity of the accident year and the length of the expected development tail. For example, development methods rely on reported losses, while expected loss ratio methods are typically based on expectations established prior to a notification of loss. Therefore, as an accident year matures, we may migrate from an expected loss ratio method to an incurred development method.

To the extent we rely on industry data to aid us in our reserve estimates, there is a risk that the data may not match our risk profile or that the industry’s reserving practices overall differ from our own and those of our cedants. In addition, reserving can prove to be especially difficult should a significant loss take place near the end of a reporting period, particularly if the loss involves a catastrophic event. These factors further contribute to the degree of uncertainty in our reserving process.

As a predominantly broker-market reinsurer for both excess-of-loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedant and may include paid losses, estimated case reserves and an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting varies among ceding companies, which adds further uncertainty to the estimation of our ultimate losses. The nature and extent of information received from ceding companies also varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot be reliably measured. Additional risks to us involved in the reporting of retrocessional contracts include varying reserving methodologies used by the original cedants and an additional reporting lag due to the time required for the retrocedant to aggregate its assumed losses before reporting them to us.  Additionally, the number of contractual intermediaries is normally greater for retrocessional business than for insurance and reinsurance business, thereby further increasing the time lag and imprecision associated with loss reporting.

Time lags are inherent in loss reporting, especially in the case of excess-of-loss reinsurance contracts. Also, the combined characteristics of low claim frequency and high claim severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a contract’s historical experience, industry information and the professional judgment of underwriters in estimating reserves for these contracts. In addition, we utilize ultimate loss ratio forecasts when reported by cedants, which are normally subject to a quarterly or six month lag for proportional business. Because of the degree of reliance that we necessarily place on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’ management judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends often will become known, and case law may change, all of which can affect ultimate expected losses.

The nature and extent of loss information provided under many facultative and per occurrence excess-of-loss contracts, where company personnel work closely with the ceding company in settling individual claims, may not differ significantly from the information received under a primary insurance contract. Loss information from aggregate excess-of-loss contracts, including catastrophe losses and proportional treaties, will often be less detailed. Occasionally, such information is reported in summary format rather than on an individual claim basis.

Since we rely on ceding company estimates of paid losses, case reserves and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to facilitate loss reporting and identify inaccurate or incomplete claim reporting; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We also use catastrophe model outputs and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants. In addition, each subsequent year of loss experience with a given cedant provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls process on an ongoing basis and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.  Our claims handling follow-up actions do not permit us to capture data which records the extent to which ceding company claims are subsequently adjusted as a result of these activities, nor do they permit us to determine the extent to which our actions influence the accuracy of subsequent cedant reporting. However, unreliable reporting is a factor which influences our underwriters’ willingness to offer terms to potential cedants. We believe that our diligence in these matters promotes better reporting by brokers and cedants over the long term. In our relatively short history, disputes with ceding companies have been rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions.

The development of our prior-year losses is monitored during the course of subsequent calendar years by comparing the actual reported losses against expected losses. The analysis of this loss development is an important factor in our ongoing refinement of the assumptions underlying our reserving process.  Our internal analysis of changes in prior year reserve estimates is focused on changes in the estimated ultimate loss and therefore management believes that it is not meaningful to split the movement of prior year loss reserve estimates between case reserves and IBNR. With regards to our short-tail property book of business, we do not feel that we can predict the breakdown of losses in the first year with a high level of accuracy. The percentage split between paid losses, case reserves and IBNR would vary greatly depending on the number, nature and timing of losses throughout the year. However, we would expect that by the end of the year subsequent to the year in which the loss occurred, the majority of these short-tail property losses would be reported to us, and by the end of the following year the majority would be paid.

Estimating loss reserves for our modest book of longer-tail casualty reinsurance business, which can be either on an excess-of-loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process referred to above, casualty business can be subject to longer reporting lags than property business and claims often take several years to settle. During this period additional factors and trends will be revealed and, as they become apparent, we may adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book.  Therefore, any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2011 and 2010, we recorded gross loss and LAE reserves related to our casualty business of $249.4 million and $210.7 million, respectively.

Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles.  The Audit Committee receives quarterly and annual reserve analyses and meets with our independent actuaries no less than annually.

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.  At December 31, 2011 and 2010, we did not have a significant backlog in either our insurance or reinsurance claims processing.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our loss and LAE reserves being significantly greater or less than the loss and LAE reserves we initially established.  Any adjustments to our loss and LAE reserves are reflected in our financial results during the period in which they are determined.  Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or impairing our results if the prior year reserves prove to be insufficient.  We expect volatility in our results in periods that significant loss events occur because GAAP does not permit insurers or reinsurers to reserve for such loss events until they have occurred and are expected to give rise to a claim. As a result, we do not record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that our actual losses will not exceed our total loss and LAE reserves.

The following tables provide the details of our gross case reserves and IBNR, by line of business, at December 31, 2011 and 2010:

(Millions)	Gross IBNR at Dec. 31, 2011	Gross Case Reserves at Dec. 31, 2011	Gross Loss and LAE Reserves at Dec. 31, 2011

Property Catastrophe - Treaty	$173.1	$215.5	$388.6
Property Specialty - Treaty	80.2	66.2	146.4
Other Specialty - Treaty	212.9	67.3	280.2
Property and Specialty Individual Risk	145.1	116.8	261.9
Total	$611.3	$465.8	$1,077.1

(Millions)	Gross IBNR at Dec. 31, 2010	Gross Case Reserves at Dec. 31, 2010	Gross Loss and LAE Reserves at Dec. 31, 2010

Property Catastrophe - Treaty	$101.8	$121.7	$223.5
Property Specialty - Treaty	92.8	52.5	145.3
Other Specialty - Treaty	202.5	55.3	257.8
Property and Specialty Individual Risk	95.1	62.9	158.0
Total	$492.2	$292.4	$784.6

Provided we do not experience a significant loss late in the calendar year, the portion of our loss and LAE reserves at year-end represented by IBNR tends to be lower for large loss events than it does for loss events of lower severity.  During 2011, a year with a high number of large loss events occurring early in the year, as compared to 2010, our gross IBNR reserves decreased year to year relative to our total gross loss and LAE reserves.

We have determined that our best estimates for our gross loss and LAE reserves at December 31, 2011 and 2010 were $1,077.1 million and $784.6 million, respectively. Of these estimates, at December 31, 2011 and 2010, $119.9 million and $108.0 million related to our direct insurance and facultative business, respectively, and $957.2 million and $676.6 million related to our reinsurance business, respectively.

Favorable development of prior period net losses experienced as a percentage of our opening net loss reserves across all underwriting years was 12.4%, 17.9% and 11.0% for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease in our net income or loss and shareholders’ equity of approximately $150.0 million. The net income or loss and shareholders’ equity impact of the change in net reserves might be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

Written and Earned Insurance and Reinsurance Premiums

Though we are principally a provider of reinsurance, we write both insurance and reinsurance contracts.

Reinsurance contracts can be written on a risks-attaching or losses-occurring basis. Under risks-attaching reinsurance contracts, all claims from cedants’ underlying policies incepting during the contract period are covered, even if they occur after the expiration date of the reinsurance contract. In contrast, losses-occurring reinsurance contracts cover all claims occurring during the period of the contract, regardless of the inception dates of the underlying policies. Any losses occurring after the expiration of the losses-occurring contract are not covered.

Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy or contract.  For direct insurance, facultative reinsurance and losses-occurring contracts, the earnings period is the same as the reinsurance contract. For risks-attaching contracts, the earnings period is based on the terms of the underlying insurance policies.

Insurance and facultative reinsurance contracts are written based on agreed upon terms and conditions which include a stated premium for coverages provided.  The stated premium is then recorded as written premium at the effective date of the policy.  In general, if the terms and conditions change during the policy period, either through policyholder request or underwriting audit, the policy would be endorsed to reflect the change in coverage. This endorsement usually generates a change to the policy premium which is then recorded as an adjustment to our written premiums.

Our assumed treaty reinsurance premiums are written on an excess-of-loss or on a pro-rata basis. Reinsurance contracts are typically written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate such premiums when purchasing reinsurance coverage. For the majority of excess-of-loss contracts, including insurance contracts, a deposit or minimum premium is defined in the contract wording. The deposit or minimum premium is based on the ceding company’s estimated premiums and this estimate is recorded as written premium in the period the underlying risks incept. In the majority of cases, this premium is adjustable at the end of the contract period to reflect the changes in underlying risks in force during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which is normally within six months to one year subsequent to the expiration of the policy. To date these adjustments have not been significant.

For pro-rata contracts and certain excess-of-loss contracts in which a deposit or minimum premium is not specified in the contract, we record an estimate of written premiums in the period in which the underlying insurance policies incept. These premium estimates are based on information provided by ceding companies at the inception of the contract.  When the actual premium is reported by the ceding company, typically on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

We regularly evaluate the appropriateness of these premium estimates based on the latest information available, which includes actual reported premiums to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process and a continuing assessment of relevant economic conditions. Any adjustments to premium estimates are recorded in the period in which they become known. Adjustments to original premium estimates could be material and may significantly impact earnings in the period they are determined.

Excess-of-loss contracts often include contract terms that require an automatic reinstatement of coverage in the event of a loss. The associated reinstatement premium is normally calculated on the basis of: (i) a fixed percentage (normally 100%) of the deposit or minimum premium; and (ii) the proportion of the original limit exhausted.  In a year of large loss events, such as 2011, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of loss and LAE.  During 2011, 2010 and 2009, we recorded written and earned reinstatement premiums totalling $27.5 million, $17.5 million and $1.4 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing.  Based on our reviews, we established allowances of $3.6 million and $3.0 million for uncollectible insurance and reinsurance premiums receivable as of December 31, 2011 and 2010, respectively, each of which represented less than one percent of our consolidated net insurance and reinsurance premiums earned in those years.

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

Certain of our assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to our benefit. These reinsurance premiums are reported as a reduction in our gross premiums written.

The cost of reinsurance purchased varies based on a number of factors. The initial premium associated with excess-of-loss reinsurance is normally based on the underlying premiums we assume. As these reinsurance contracts are typically purchased prior to the time the assumed risks are written, ceded reinsurance premiums recorded in the period of inception reflect an estimate of the amount that we will ultimately pay. In the majority of cases, the premiums initially recorded are subsequently adjusted to reflect premiums actually assumed by us during the contract period. These adjustments are recorded in the period that they are determined, and to date they have not been significant. In addition, losses which pierce excess-of-loss reinsurance cover may generate reinstatement premiums ceded, depending on the terms of the contract.  Reinstatement premiums ceded are recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

The cost of pro-rata reinsurance is initially based on our estimated gross premiums written related to the specific lines of business covered by the reinsurance contract. As gross premiums are written during the period of coverage, reinsurance premiums ceded are adjusted in accordance with the terms of the reinsurance agreement.

Reinsurance recoverable on paid losses represents amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represents amounts that will be collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments.  In determining our ceded IBNR, the first judgment involves the estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is developed as part of our loss reserving process, and consequently, the estimate is subject to similar risks and uncertainties as the estimate of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute or other reasons.

As of December 31, 2011 and 2010, we recorded $7.7 million and $12.9 million in reinsurance recoverable on paid losses, respectively, and $77.7 million and $62.4 million in reinsurance recoverable on unpaid losses, respectively.  We record provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Based on a review of the financial condition of the reinsurers and other factors, we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered appropriate as of December 31, 2011 and 2010.

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

As of December 31, 2011, we had no ongoing material reinsurance contract disputes.

Share-Based Compensation

At the discretion of the Compensation Committee, incentive awards, the value of which are based on Common Shares, may be made to our officers, employees, consultants and directors.  Incentive awards currently outstanding consist solely of RSUs.

RSUs are phantom (as opposed to actual) Common Shares which, depending on the individual award, vest in equal tranches over a one to five-year period, subject to the recipient maintaining a continuous relationship with us (as an employee, a director or a consultant) through the applicable vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive payments equivalent to any dividends and distributions declared on the Common Shares underlying the RSUs.

As part of our principal long-term incentive compensation for employees, we grant “Variable RSUs”.  Variable RSUs are contingent awards in which the actual number of RSUs to be awarded is dependent upon our corporate (as opposed to individual) performance during the initial year of the award cycle (the “Initial RSU Period”), meaning that the number of RSUs expected to be awarded for that cycle may fluctuate during that one-year period.  For the years covered by this report, the actual number of Variable RSUs to be awarded has been based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing our adjusted comprehensive income or loss (based on the sum of our actual underwriting result and standard investment result) by our actual average common shareholders’ equity for the Initial RSU Period. Adjusted comprehensive income, for these purposes, is our actual comprehensive income or loss less dividends declared on our Preferred Shares, if any, less the actual investment return on our investments, investment-related derivatives and cash and cash equivalents, plus a standardized investment return on our investments, cash and cash equivalents.

From time to time we also grant “Fixed RSUs” as a supplemental component of our ongoing long-term incentive compensation for certain of our employees and directors.  The number of Fixed RSUs is fixed and determinable on the grant date.  Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join our company; (ii) to retain certain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the Boards of Directors of the Company and MUAL. Additionally, when the actual number of Variable RSUs to be awarded has been formally determined, they are effectively converted into Fixed RSUs.

For the 2009-2012 Variable RSU award cycle, the targeted performance metric was based on a 2009 ROE of 9.77%. At an achieved ROE of 9.77% (our target), we would have expected to grant approximately 650,000 Variable RSUs to participants.  At an achieved ROE of 3.77% (our threshold), we would not have expected to grant any Variable RSUs to participants.  At an achieved ROE of 19.77% (our maximum), we would have expected to grant approximately 1,300,000 Variable RSUs to participants.  Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 1,260,327 RSUs (as recorded at December 31, 2009) to as few as 685,717 RSUs (as recorded at March 31, 2009).  Based on our actual ROE achieved for 2009 of 19.11%, the final number of Variable RSUs granted for the 2009-2012 Variable RSU award cycle was determined to be 1,273,118 RSUs (or 193% of the target RSUs for that cycle) by the Compensation Committee in March 2010, after which these awards were effectively converted to Fixed RSUs.

For the 2010-2013 Variable RSU award cycle, the targeted performance metric was based on a 2010 ROE of 9.69%. At an achieved ROE of 9.69% (our target), we would have expected to grant approximately 580,000 Variable RSUs to participants.  At an achieved ROE of 3.69% (our threshold), we would not have expected to grant any Variable RSUs to participants.  At an achieved ROE of 19.69% (our maximum), we would have expected to grant approximately 1,160,000 Variable RSUs to participants.  Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 725,922 RSUs (as recorded at December 31, 2010) to as few as 408,084 RSUs (as recorded at June 30, 2010).  Based on our actual ROE achieved for 2010 of 11.94%, the final number of Variable RSUs granted for the 2010-2013 Variable RSU award cycle was determined to be 713,741 RSUs (or 123% of the target RSUs for that cycle) by the Compensation Committee in March 2011, after which these awards were effectively converted to Fixed RSUs.

For the 2011-2014 Variable RSU award cycle, the targeted performance metric was based on a 2011 ROE of 9.01%. At an achieved ROE of 9.01% (our target), we would have expected to grant approximately 590,000 Variable RSUs to participants.  At an achieved ROE of 3.01% (our threshold), we would not have expected to grant any Variable RSUs to participants.  At an achieved ROE of 19.01% (our maximum), we would have expected to grant approximately 1,180,000 Variable RSUs to participants. Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle remained at zero.  Because we estimated our achieved ROE for 2011 to be negative 7.4%, the preliminary number of Variable RSUs to be granted for the 2011-2014 Variable RSU award cycle was determined to be zero. The actual ROE and the final number of Variable RSUs to be granted and effectively converted to Fixed RSUs will be determined by the Compensation Committee on February 28, 2012.

For the years covered by this report, we assumed an RSU forfeiture rate of between zero and 14.5%, depending on the nature and term of the individual awards and past and recent experience.  Our forfeiture assumptions serve to reduce the unamortized grant date fair value of our outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels. True-up adjustments are made as deemed necessary.

During 2011, 2010 and 2009, we also granted 100,000, 10,000 and 32,500 Fixed RSUs, respectively, to certain of our employee and directors.

During 2011, 2010 and 2009, we recognized $7.5 million, $13.5 million and $14.8 million of RSU expense, respectively.

As of December 31, 2011, the unamortized grant date fair value of the 761,279 RSUs outstanding was $4.7 million, all of which were Fixed RSUs.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We believe that our balance sheet is principally exposed to four types of market risk consisting of: (i) interest rate risk; (ii) foreign currency risk; (iii) equity price risk; and (iv) credit risk.  In addition, we believe that our balance sheet is also exposed to natural catastrophe risk and the effects of inflation.

Market Risk

Interest Rate Risk

Fixed Maturity Investments.  As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice.  Since changes in market interest rates result in fluctuations in the fair value of our fixed maturity investments, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments prior to maturity, potentially at a significant loss.

We manage the interest rate risk associated with our fixed maturity investments by monitoring the average duration of the portfolio, which allows us to achieve an acceptable yield without subjecting the portfolio to an unreasonable level of interest rate risk. As of December 31, 2011, our fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.0 years. As of December 31, 2010, our fixed maturities had an average credit quality of “AA” (Very Strong) by Standard & Poor’s and an average duration of 3.4 years.

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our fixed maturity investments as of December 31, 2011 and 2010.

Fixed Maturity Investments ($ in millions)	Fair Value (1)	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2011	$2,261.7	100 bp decrease	$2,330.5	$68.8
		100 bp increase	2,188.9	(72.8)

As of December 31, 2010	$2,288.0	100 bp decrease	$2,363.7	$75.7
		100 bp increase	2,210.0	(78.0)

(1)

For 2011, the net amount shown represents the fair value of our long fixed maturity investments ($2,390.2 million) less the fair value of our liability for fixed maturities sold short ($128.5 million), each presented at December 31, 2011. For 2010, the net amount shown represents the fair value of our long fixed maturity investments ($2,289.3 million) less the fair value of our liability for fixed maturities sold short ($1.3 million), each presented at December 31, 2010.

Debt.  Our outstanding debt consists of the Senior Notes and the Trust Preferred Securities. The Senior Notes are fixed-rate debt and the Trust Preferred Securities are floating-rate instruments.

The Senior Notes bear interest at a fixed rate of 6.125% per annum and are scheduled to mature on August 15, 2013. At December 31, 2011 and 2010, the fair value of our Senior Notes was $237.2 million and $236.6 million, respectively, which compared to a carrying value of $227.8 million and $227.7 million, respectively.

The Trust Preferred Securities bore interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.107% to 4.379% during the period from March 30, 2011 to December 31, 2011. The Trust Preferred Securities mature on March 30, 2036 and are redeemable at par, at our option.

On February 7, 2012, we entered into a five-year swap agreement with a third-party which will result in our future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the swap agreement to its maturity.

Derivative Instruments.  As of December 31, 2011 and 2010, Montpelier had the following derivative instruments, expressed either as a net asset, (liability) or (contra-asset), with exposure to fluctuations in market interest rates: (i) open interest rate contract positions with a fair value of $1.1 million and $(0.2) million, respectively; (ii) long investment options and futures with a fair value of $0.8 million and $2.2 million, respectively; and (iii) short investment options and futures with a fair value of $(0.2) million and $(0.6) million, respectively.

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our derivative instruments as of December 31, 2011 and 2010.

Derivative Instruments ($ in millions)	Fair Value	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2011	$1.7	100 bp decrease	$7.4	$5.7
		100 bp increase	(4.3)	(6.0)

As of December 31, 2010	$1.4	100 bp decrease	$3.2	$1.8
		100 bp increase	(0.5)	(1.9)

Foreign Currency Risk

We often collect premiums and pay losses in foreign currencies. We also maintain a portion of our investment portfolio in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies.

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

Our U.K. operations had net liabilities denominated in British pounds of approximately $46.2 million at December 31, 2011.  Assuming a hypothetical 10% increase (or decrease) in the rate of exchange from British pounds to U.S. dollars as of December 31, 2011, we would expect the carrying value of these net liabilities to increase (or decrease) by $4.6 million.

During 2011, 2010 and 2009, we recorded net foreign exchange transaction gains (losses), separately presented in our consolidated statements of operations, of $(5.2) million, $2.3 million and $(2.5) million, respectively.  In addition, during 2011, 2010 and 2009, we recorded net foreign exchange transaction gains (losses) associated with our loss and LAE, which we record as favorable or (unfavorable) loss and LAE reserve development, of $(2.9) million, $(2.8) million and $(3.5) million, respectively.  During 2011, 2010 and 2009, we also recorded net foreign currency translation gains (losses) in our consolidated statements of comprehensive income (loss) of $2.1 million, $(0.7) million and $0.8 million, respectively.

From time to time we, either directly or indirectly through our investment managers, enter into foreign currency exchange agreements which constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. We enter into these agreements in connection with our underwriting and investing activities.

The Foreign Exchange Contracts related to our underwriting activities do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies; rather, they are designed to protect us against adverse movements in foreign exchange rates. The Foreign Exchange Contracts related to our investing activities are designed to either protect us from adverse movements in foreign exchange rates or to enhance our investment performance.

At December 31, 2011, we had open Foreign Exchange Contracts to purchase U.S. dollars (using foreign currencies) with a gross notional exposure of $202.0 million and outstanding Foreign Exchange Contracts to purchase foreign currencies (using U.S. dollars) with a gross notional exposure of $184.0 million. Our open Foreign Exchange Contracts at December 31, 2011 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Chinese renminbi, Indian rupees, Malaysian ringgits, Mexican pesos, Philippines pesos, Korean won, Australian dollars, Danish kroner and Brazilian reals.

At December 31, 2010, we had open Foreign Exchange Contracts to purchase U.S. dollars (using foreign currencies) with a gross notional exposure of $77.0 million and outstanding Foreign Exchange Contracts to purchase foreign currencies (using U.S. dollars) with a gross notional exposure of $88.9 million. Our open Foreign Exchange Contracts at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

We recorded net income (expense) associated with our Foreign Exchange Contracts of $7.1 million, $2.1 million and $(0.6) million during 2011, 2010 and 2009, respectively.

Equity Price Risk

The fair value of our equity securities and certain of our other investments and derivative instruments are based on quoted market prices or our estimates of fair value (which are based, in part, on quoted market prices) as of the balance sheet date.  Market prices of equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or conversion to differ significantly from the carrying value as of the balance sheet date.  These fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security or instrument.

Credit Risk

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our investment securities (primarily our fixed maturity investments), credit derivatives, insurance and reinsurance premiums receivable and our reinsurance recoverables.

Fixed Maturity Investments.  We believe that we have a high quality fixed maturity investment portfolio, meaning that we would expect that our exposure to the loss of principal resulting from issuer credit difficulties to be less than that of an entity with a lower quality fixed maturity portfolio.  We measure the quality of our fixed maturity investment portfolio based on its average overall rating, which was “AA-” (Very Strong) by Standard & Poor’s at December 31, 2011, and by the overall strength and consistency of its fair value over time.

We also believe that we have no significant concentrations of credit risk from a single issue or issuer within our investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Our investment guidelines prohibit us from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and we did not own an aggregate fixed maturity investment in a single entity, other than U.S.-backed securities, in excess of 10% of our total shareholders’ equity at December 31, 2011 and 2010.

As of December 31, 2011, 80% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities and 20% were rated “BBB” (Good) or below by Standard & Poor’s.  As of December 31, 2010, 86% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities and 14% were rated “BBB” (Good) or below by Standard & Poor’s.

We currently have no net exposure to sovereign debt securities issued by any country located within the Eurozone.  As of December 31, 2011, we held $76.4 million of debt securities within our fixed maturity portfolio that were issued by corporations domiciled within the Eurozone.  These holdings had an amortized cost of $79.2 million and an average credit quality of “A+” (Strong) by Standard & Poor’s.  Of these holdings at December 31, 2011, $9.2 million represented debt obligations of corporations domiciled in Ireland and Italy with the balance representing debt obligations of corporations domiciled in Austria, France, Germany, Luxemburg and the Netherlands.  As of December 31, 2010, we held $57.9 million of debt securities issued by corporations domiciled within the Eurozone.  These holdings had an amortized cost of $58.1 million and an average credit quality of “AA-” (Very Strong) from Standard & Poor’s. Of these holdings at December 31, 2010, $1.8 million represented debt obligations of corporations domiciled in Ireland and Greece with the balance representing debt obligations of corporations domiciled in Austria, France, Germany, Luxemburg and the Netherlands.

We currently hold commercial mortgage backed securities (“CMBS Securities”) within our fixed maturity portfolio.  As of December 31, 2011, we held $142.0 million of CMBS Securities with an amortized cost of $139.2 million, of which 99% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2010, we held $139.8 million of CMBS Securities with an amortized cost of $140.2 million, of which 99% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.

We currently hold non-agency collateralized residential mortgage obligations (“Non-Agency CMOs”) within our fixed maturity portfolio.  Non-Agency CMOs are not backed by a U.S. government-sponsored enterprise.  As of December 31, 2011, we held $26.8 million of Non-Agency CMOs with an amortized cost of $27.5 million, of which 51% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2010, we held $38.2 million of Non-Agency CMOs with an amortized cost of $38.7 million, of which 52% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.

We currently hold state and local municipal bonds within our fixed maturity portfolio.  As of December 31, 2011, we held $64.6 million of municipal bonds with an amortized cost of $58.3 million, of which 98% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2010, we held $59.7 million of municipal bonds with an amortized cost of $59.3 million, of which 98% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.

We currently hold fixed maturity investments that are subject to credit enhancements provided by third-party financial guarantors.  As of December 31, 2011, we held $2.5 million of credit enhanced investments with an amortized cost of $2.4 million.  As of December 31, 2010, we held $13.0 million of credit enhanced investments with an amortized cost of $13.5 million. We estimate that these investments held at December 31, 2011 and 2010 would be rated “BBB-” (Good) or better by Standard & Poor’s excluding the effects of financial guarantee enhancements, if they were rated on that basis.

We currently hold fixed maturity investments that have exposure to subprime and Alternative A mortgage markets. The following tables outlines our subprime securities and Alternative A securities at December 31, 2011 and 2010:

As of December 31, 2011 ($ in millions)	Amortized Cost	Fair Value	Weighted Average Life in Years

Subprime securities rated “AAA” (Extremely Strong) by Standard & Poor’s	$3.5	$3.5	3.1
Subprime securities rated less than “AAA”	7.7	8.0	2.6

Alternative-A securities rated “AAA”	$2.5	$2.5	2.3
Alternative-A securities rated less than “AAA”	2.5	2.2	6.6

As of December 31, 2010 ($ in millions)	Amortized Cost	Fair Value	Weighted Average Life in Years

Subprime securities rated “AAA” (Extremely Strong) by Standard & Poor’s	$2.4	$2.5	3.0
Subprime securities rated less than “AAA”	12.1	12.5	3.4

Alternative-A securities rated “AAA”	$3.6	$3.6	2.2
Alternative-A securities rated less than “AAA”	3.3	3.0	5.1

Credit Derivatives.  From time to time our investment managers enter into various credit derivatives arrangements whose value is derived from the credit risk associated with an underlying bond, loan or other financial asset.  As of December 31, 2011 and 2010, we had open credit derivative positions, expressed either as a net asset or (contra-asset) with a fair value of $(2.2) million and $0.3 million, respectively, and a notional value of $240.2 million and $15.3 million, respectively.

Insurance and Reinsurance Premiums Receivable.  We underwrite the majority of our business through independent insurance and reinsurance brokers.  Credit risk exists to the extent that one or more of these brokers are unable to fulfill their contractual obligations to us.  For example, we are frequently required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received them.

As of December 31, 2011 and 2010, our provision for doubtful insurance and reinsurance premiums receivable was $3.6 million and $3.0 million, respectively.

Reinsurance Recoverable.  We remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements.  We also remain liable in the event that any of our ceding companies were unable to collect amounts due from their underlying third-party reinsurers.

Under our reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We also consider reinsurers that are not rated or do not fall within this threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

As of December 31, 2011 and 2010, we did not have any reinsurance recoverables from reinsurers rated less than “A-” by A.M. Best, except in those instances where the reinsurer has: (i) fully collateralized their reinsurance obligation to us; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) entered run-off but are considered by management to be financially sound.

As of December 31, 2011 and 2010, we required no provision for doubtful reinsurance recoverable.

Natural Catastrophe Risk

We have exposure to natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM, third-party vendor models, underwriting judgment and ceded reinsurance. See “Natural Catastrophe Risk Management” contained in Item 7 herein.

Effects of Inflation

The pricing for our insurance and reinsurance products, our loss and LAE reserve estimates and our investment returns could be significantly impacted by changing rates of inflation and other economic conditions.  We also take loss amplification into account in our catastrophe loss models and in establishing our loss and LAE reserves.

Item 8.         Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 87 of this report.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Our PEO and PFO have also evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  Based on that evaluation, our PEO and PFO have concluded that our internal controls over financial reporting are effective.  Management’s annual report on internal control over financial reporting is included on page F-43 of this report. The audit report of PricewaterhouseCoopers, an independent registered public accounting firm, is included on page F-44 of this report.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.montpelierre.bm and is included as Exhibit 14 to this report. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board since the shareholders voted to approve amendments to our Bye-Laws on May 19, 2010.  The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 11.        Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 14.   Principal Accountant Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)         Documents Filed as Part of the Report

The financial statements and financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 87 of this report.  A listing of all exhibits filed as part of the report appear on pages 80 through 85 of this report.

(b)         Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 20, 2010).

Exhibit
Number	Description of Document

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

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

4.4	Certificate of Designation of the 8.875% Non-Cumulative Preferred Shares, Series A (incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 8-A filed May 10, 2011).

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

10.6

Amendment to Service Agreement between Thomas G.S. Busher and MUSL dated August 4, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011).

10.7	Service Agreement among Christopher L. Harris and the Company dated March 13, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2008).

10.8

Amendment to Service Agreement among the Company and Christopher L. Harris dated July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2010).

10.9	Service Agreement among Michael S. Paquette and the Company dated March 11, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2008).

10.10

Amendment to Service Agreement among Michael S. Paquette and the Company dated February 27, 2009 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.11

Amendment to Service Agreement among Michael S. Paquette and the Company dated August 4, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011).

10.12

Service Agreement, dated as of May 14, 2007, between Stanley J. Kott and the Company, with its subsidiaries and affiliated companies (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form10-Q filed May 6, 2009).

10.13	Letter Agreement among Stanley J. Kott and the Company dated April 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2010).

10.14

Service Agreement, dated as of January 24, 2006, between William Pollett and Montpelier Re (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form10-Q filed May 6, 2009).

10.15

Service Agreement, dated as of November 30, 2004, between Jonathan B. Kim and Montpelier Re. (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form10-K filed February 25, 2011).

10.16

Deed, dated as of November 24, 2008, between Jonathan B. Kim and Montpelier Re and the Company. (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form10-K filed February 25, 2011).

10.17	Service Agreement, dated March 26, 2010, between Timothy Aman and MTR (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011).

10.18	Service Agreement, dated September 6, 2011, between Christopher T. Schaper and Montpelier Re. (*)

Exhibit
Number	Description of Document

10.19	Letter Agreement dated June 18, 2007 between George A. Carbonar and MTR. (*)

10.20

Service Agreement, dated as of September 8, 2004, between Kernan V. Oberting and Montpelier Re. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2004).

10.21	Letter Agreement, dated as of April 1, 2008, between Kernan V. Oberting and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2008).

10.22	Consulting Agreement, dated as of April 1, 2008, between KVO Capital Management, LLC and the Company. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 2, 2008).

10.23

Letter Agreement dated July 28, 2010, among KVO Capital Management, LLC and the Company Re: Termination of Consulting Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.24

Investment Management Agreement, dated as of April 1, 2008 between KVO Capital Management, LLC and Montpelier Re. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 2, 2008).

10.25

Amendment to Investment Management Agreement originally dated April 1, 2008 among Montpelier Re and KVO Capital Management, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.26

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

10.30	Montpelier Re Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.31	The Company’s Amended and Restated Directors Share Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.32	The Company’s Long-Term Incentive Plan as amended May 23, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.33	The Company’s 2007 Long-Term Incentive Plan, Amendment No. 1 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.34

Form of the Company’s Long Term Incentive Plan Annual Bonus and Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.35

Form of Annual Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.36

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

10.38

Form of Restricted Share Unit Award Agreement under the Company’s Long Term Incentive Plan(incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.39

Form of Restricted Share Unit Award Agreement under the Company’s Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.40

Form of Annual Restricted Share Unit Award Agreement under the Company’s Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

Exhibit
Number	Description of Document

10.41	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report filed on Form 10-Q filed August 5, 2011).

10.42	The Company’s 2009 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.43	The Company’s 2010 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.44	The Company’s 2011 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.45

Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among the Company and Bank of America, N.A. and a syndicate of lending institutions, dated as of August 4, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.46

First Amendment to the Second Amended and Restated Letter of Credit Reimbursement and Pledge Agreement, among Montpelier Re, the Company, the various financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.47

Amended and Restated Letter of Credit Reimbursement and Pledge Agreement among Montpelier Re, the lenders thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2006).

10.48

Standing Agreement for Letters of Credit between Montpelier Re and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.49

Purchase Agreement among the Company, WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.50

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

10.53	Forward Sale Agreement, among the Company and Credit Suisse International (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.54

Amendment to the Forward Sale Agreement, among the Company and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2007).

10.55

Share Issuance Agreement, among the Company, Credit Suisse Securities (USA) LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2006).

10.56

Termination Agreement, among the Company, Credit Suisse Securities (USA) LLC and Credit Suisse International dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2009).

10.57

Credit Agreement dated June 8, 2007 among Montpelier Re, Montpelier Re Holdings, Ltd. the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K filed June 13, 2007).

10.58

First Amendment Agreement, dated November 27, 2007 among Montpelier Reinsurance, Montpelier Re Holdings, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.59

Letter of Credit Reimbursement and Pledge Agreement dated June 8, 2007 among Montpelier Re, the lenders party thereto, Bank of America, N.A., as administrative agent and HSBC Bank USA, National Association as syndication agent (incorporated herein by reference to Exhibit 10.02 to the Company’s Form 8-K filed June 13, 2007).

10.60

First Amendment Agreement to the Credit Agreement dated as of October 31, 2008, which became effective November 10, 2008, among Montpelier Re, various financial institutions and Bank of America, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2008).

Exhibit
Number	Description of Document

10.61

Standby Letter of Credit Facility Agreement dated June 21, 2007 among Montpelier Re (as Company), the Company (as Parent), Montpelier Capital Limited (as Account Party) and The Royal Bank of Scotland plc (as Mandated Lead Arranger and as Agent and Security Trustee) (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed June 25, 2007).

10.62

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

10.63

Security Agreement dated as of June 21, 2007 between Montpelier Re (the Pledgor) and The Royal Bank of Scotland plc in its capacity as Security Trustee of the Finance Parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed June 25, 2007).

10.64

Control Agreement dated June 21, 2007, among Montpelier Re, The Royal Bank of Scotland plc, as Security Trustee for itself and the other lending institutions party to the Standby Letter of Credit Facility Agreement dated as of June 21, 2007, and The Bank of New York, as Custodian (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed June 25, 2007).

10.65

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

10.66

Stock Purchase Agreement between Montpelier Re U.S. Holdings Ltd. and Selective Insurance Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 20, 2011).

10.67

Share Purchase Agreement among WLR Recovery Fund II L.P., WLR Recovery Fund III L.P., Wilbur L. Ross, Jr. and the Company dated February 26, 2010. (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.68

Lloyd’s Deposit Trust Deed dated March 30, 2010 among Montpelier Capital Limited as “the Member”, Montpelier Re as “the Depositor” and the Society incorporated by Lloyd’s Act 1871. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.69

Deed of Determination Release and Substitution dated March 30, 2010 between the Society incorporated by Lloyd’s Act 1871, Montpelier Capital Limited and Montpelier Re (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.70

Investment Management Agreement dated March 30, 2010 between Montpelier Capital Limited, Montpelier Re, the Society incorporated by Lloyd’s Act 1871 and GR-NEAM Limited. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.71

Lloyd’s Deposit Trust Deed dated May 6, 2010 among Montpelier Capital Limited as “the Member”, Montpelier Re as “the Depositor” and the Society incorporated by Lloyd’s Act 1871 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.72

Deed of Transition dated May 6, 2010 between the Society incorporated by Lloyd’s Act 1871, Montpelier Capital Limited as “the Member” and Montpelier Re as “the Depositor” (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.73

Letter of Credit Reimbursement and Pledge Agreement dated June 17, 2011 among Montpelier Reinsurance Ltd., the lenders party thereto, ING Bank, N.V., London Branch as Syndication Agent, The Bank of New York Mellon., Credit Suisse, New York Branch and UBS Securities LLC, as Co-Documentation Agents and Bank of America, N.A. as Administrative Agent, Fronting Bank and LC Administrator (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2011).

10.74	Performance Unit Plan as amended August 27, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.75

Form of Performance Share Award under the Company’s Ltd. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005).

10.76

Form of Performance Share and Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 14, 2006).

Exhibit
Number	Description of Document

11	Computation of Per Share Earnings (included in Note 1 of the Notes to Consolidated Financial Statements). (*)

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends. (*)

14	Code of Ethics. (*)

21	Subsidiaries of the Registrant, filed with this report. (*)

23	Consent of PricewaterhouseCoopers, filed with this report. (*)

24	Power of Attorney (included as part of signatures page). (*)

31.1	Certification of Christopher L. Harris, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2011, 2010 and 2009; and (iv) the Notes to the Consolidated Financial Statements, tagged as block of text. (*)

Pursuant to Item 602(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

(c)          Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 87 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.

Date: February 24, 2012	By:	/s/ MICHAEL S. PAQUETTE
Executive Vice President and
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Thomas G.S. Busher, Christopher L. Harris, Michael S. Paquette, Jonathan B. Kim and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 24th day of February, 2012.

Signature	Title

/s/ CHRISTOPHER L. HARRIS	President, Chief Executive Officer and Director
Christopher L. Harris	(Principal Executive Officer)

/s/ MICHAEL S. PAQUETTE	Executive Vice President and Chief Financial Officer
Michael S. Paquette	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANTHONY TAYLOR	Chairman
Anthony Taylor

/s/ JOHN G. BRUTON	Director
John G. Bruton

/s/ HEINRICH BURGI	Director
Heinrich Burgi

/s/ THOMAS G.S. BUSHER	Deputy Chairman, Executive Vice President,
Thomas G.S. Busher	Chief Operating Officer and Director

/s/ JOHN D. COLLINS	Director
John D. Collins

/s/ MORGAN W. DAVIS	Director
Morgan W. Davis

/s/ MICHAEL R. EISENSON	Director
Michael R. Eisenson

/s/ J. RODERICK HELLER III	Director
J. Roderick Heller III

/s/ JOHN F. SHETTLE, JR.	Director
John F. Shettle, Jr.

/s/ CANDACE L. STRAIGHT	Director
Candace L. Straight

/s/ IAN M. WINCHESTER	Director
Ian M. Winchester

Index to Consolidated Financial Statements and Financial Statement Schedules

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2011	2010
Assets
Fixed maturity investments, at fair value (amortized cost: $2,359.1 and $2,270.0)	$2,390.2	$2,289.3
Equity securities, at fair value (cost: $79.3 and $116.9)	96.1	152.9
Other investments (cost: $100.0 and $84.2)	102.4	90.1
Total investments	2,588.7	2,532.3
Cash and cash equivalents	340.3	232.3
Restricted cash	128.4	27.1
Reinsurance recoverable on unpaid losses	77.7	62.4
Reinsurance recoverable on paid losses	7.7	12.9
Insurance and reinsurance premiums receivable	213.4	201.6
Unearned reinsurance premiums ceded	22.0	22.9
Deferred insurance and reinsurance acquisition costs	50.9	45.0
Accrued investment income	16.2	16.2
Unsettled sales of investments	33.9	32.5
Other assets	20.3	34.2
Total Assets	$3,499.5	$3,219.4
Liabilities
Loss and loss adjustment expense reserves	$1,077.1	$784.6
Debt	327.8	327.7
Unearned insurance and reinsurance premiums	265.9	264.0
Insurance and reinsurance balances payable	44.0	33.8
Liability for investment securities sold short	136.3	25.4
Unsettled purchases of investments	69.9	108.9
Accounts payable, accrued expenses and other liabilities (See Note 14)	29.2	46.2
Total Liabilities	1,950.2	1,590.6

Commitments and contingent liabilities (See Note 15)	—	—

Shareholders’ Equity
Non-cumulative Preferred Shares Series A at 1/6 cent par value per share - 6,000,000 and zero shares authorized and issued	150.0	—
Common Shares at 1/6 cent par value per share - 1,200,000,000 shares authorized; 62,260,930 and 66,610,232 shares issued	0.1	0.1
Additional paid-in capital	1,165.6	1,258.7
Common Shares held in treasury at cost; 1,396,756 and 2,053,028 shares	(22.0)	(32.7)
Retained earnings	259.7	408.9
Accumulated other comprehensive loss	(4.1)	(6.2)
Total Shareholders’ Equity	1,549.3	1,628.8
Total Liabilities and Shareholders’ Equity	$3,499.5	$3,219.4

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of U.S. dollars, except per share amounts)	2011	2010	2009
Revenues
Gross insurance and reinsurance premiums written	$725.5	$720.0	$634.9
Ceded reinsurance premiums	(101.5)	(51.2)	(32.7)

Net insurance and reinsurance premiums written	624.0	668.8	602.2
Change in net unearned insurance and reinsurance premiums	(1.3)	(43.4)	(29.0)

Net insurance and reinsurance premiums earned	622.7	625.4	573.2
Net investment income	68.7	74.0	81.0
Net realized and unrealized investment gains	26.2	50.6	181.8
Net foreign exchange gains (losses)	(5.2)	2.3	(2.5)
Net income (expense) from derivative instruments	(3.1)	(4.7)	7.3
Gain on MUSIC Sale	11.1	—	—
Gain on early extinguishment of debt	—	—	5.9
Other revenue	0.5	0.8	0.5

Total revenues	720.9	748.4	847.2
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	612.1	302.3	138.7
Insurance and reinsurance acquisition costs	105.4	98.7	80.5
General and administrative expenses	98.6	112.1	137.1
Non-underwriting expenses:
Interest and other financing expenses	20.6	24.6	26.3

Total expenses	836.7	537.7	382.6

Income (loss) before income taxes	(115.8)	210.7	464.6
Income tax benefit (provision)	0.6	1.3	(1.1)

Net income (loss)	(115.2)	212.0	463.5

Dividends declared on Preferred Shares	(9.1)	—	—

Net income (loss) available to common shareholders	(124.3)	$212.0	$463.5

Net income (loss)	$(115.2)	$212.0	$463.5
Net change in foreign currency translation	2.1	(0.7)	0.8
Change in fair value of Symetra	—	—	(0.5)
Reclassification of inception-to-date net unrealized gain from Symetra	—	(2.6)	—

Comprehensive income (loss)	$(113.1)	$208.7	$463.8

Basic and diluted earnings (loss) per Common Share	$(2.01)	$2.97	$5.36

Dividends declared per Common Share	$0.405	$0.370	$0.315

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Common
	Total		Common	Additional	Shares held	Retained	Accum. other
	shareholders’	Preferred	Shares at	paid-in	in treasury	earnings	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	(deficit)	loss

Balances at January 1, 2009	$1,357.6	$—	$0.2	$1,599.0	$(23.8)	$(214.6)	$(3.2)

Net income	463.5	—	—	—	—	463.5	—
Other comprehensive income	0.3	—	—	—	—	—	0.3
Issuances of Common Shares from treasury	0.4	—	—	(10.2)	10.6	—	—
Repurchases of Common Shares	(112.6)	—	—	(93.5)	(19.1)	—	—
Termination of Forward Sale Agreements and Share Issuance Agreement	32.0	—	(0.1)	32.1	—	—	—
Expense recognized for RSUs	14.8	—	—	14.8	—	—	—
RSUs withheld for income taxes	(1.0)	—	—	(1.0)	—	—	—
Dividends declared on Common Shares	(26.5)	—	—	—	—	(26.5)	—

Balances at December 31, 2009	$1,728.5	$—	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)

Net income	212.0	—	—	—	—	212.0	—
Other comprehensive loss	(3.3)	—	—	—	—	—	(3.3)
Issuances of Common Shares from treasury	—	—	—	(11.7)	11.7	—	—
Repurchases of Common Shares	(293.8)	—	—	(281.7)	(12.1)	—	—
Expense recognized for RSUs	13.5	—	—	13.5	—	—	—
RSUs withheld for income taxes	(2.6)	—	—	(2.6)	—	—	—
Dividends declared on Common Shares	(25.5)	—	—	—	—	(25.5)	—

Balances at December 31, 2010	$1,628.8	$—	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)

Net loss	(115.2)	—	—	—	—	(115.2)	—
Other comprehensive income	2.1	—	—	—	—	—	2.1
Issuance of Preferred Shares	150.0	150.0	—	—	—	—	—
Preferred Share issuance costs	(4.6)	—	—	(4.6)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(10.7)	10.7	—	—
Repurchases of Common Shares	(82.7)	—	—	(82.7)	—	—	—
Expense recognized for RSUs	7.5	—	—	7.5	—	—	—
RSUs withheld for income taxes	(2.6)	—	—	(2.6)	—	—	—
Dividends declared on Preferred Shares	(9.1)	—	—	—	—	(9.1)	—
Dividends declared on Common Shares	(24.9)	—	—	—	—	(24.9)	—

Balances at December 31, 2011	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of U.S. dollars)	2011	2010	2009

Cash flows from operations:
Net (loss) income	$(115.2)	$212.0	$463.5
Charges (credits) to reconcile net income (loss) to net cash from operations:
Gain on MUSIC Sale	(11.1)	—	—
Gain on early extinguishment of debt	—	—	(5.9)
Net realized and unrealized investment gains	(26.2)	(50.6)	(181.8)
Net realized and unrealized losses (gains) on investment-related derivative instruments	9.6	5.7	(8.1)
Net amortization and depreciation of assets and liabilities	20.0	19.0	10.3
Expense recognized for RSUs	7.5	13.5	14.8
Net change in:
Loss and loss adjustment expense reserves	316.6	106.7	(130.1)
Reinsurance recoverable on paid and unpaid losses	(15.8)	37.7	47.9
Unearned insurance and reinsurance premiums	4.5	51.8	19.1
Insurance and reinsurance balances payable	11.4	(1.7)	(8.2)
Unearned reinsurance premiums ceded	(3.3)	(8.9)	7.1
Deferred insurance and reinsurance acquisition costs	(1.8)	(7.4)	(7.7)
Insurance and reinsurance premiums receivable	(16.9)	(43.0)	8.3
Accounts payable, accrued expenses and other liabilities	(14.7)	(15.7)	8.3
Other	2.2	(1.4)	(4.4)
Net cash provided from operations	166.8	317.7	233.1

Cash flows from investing activities:
Purchases of fixed maturity investments	(2,904.9)	(2,535.2)	(2,347.9)
Purchases of equity securities	(190.9)	(291.2)	(311.8)
Purchases of other investments	(37.1)	(103.4)	(95.7)
Sales, maturities, calls and pay downs of fixed maturity investments	2,879.3	2,515.9	1,954.3
Sales and redemptions of equity securities	206.1	352.5	485.8
Sales and redemptions of other investments	24.6	95.0	166.5
Proceeds from MUSIC Sale, net of cash and cash equivalents sold	51.2	—	—
Settlements of investment-related derivative instruments	(8.4)	(7.8)	9.5
Net change in restricted cash	(101.3)	14.9	(33.8)
Payment of accrued investment performance fees	(2.1)	(9.8)	—
Acquisitions of capitalized assets	(0.7)	(0.6)	(2.5)
Net cash (used for) provided from investing activities	(84.2)	30.3	(175.6)

Cash flows from financing activities:
Repurchases of debt	—	(1.0)	(15.1)
Repurchases of Common Shares	(87.9)	(288.6)	(112.6)
Net proceeds from issuance of Preferred Shares	145.4	—	—
Dividends paid on Common Shares	(25.0)	(26.2)	(26.2)
Dividends paid on Preferred Shares	(5.8)	—	—
Settlement of Forward Sale Agreements	—	—	32.0
Net cash provided from (used for) financing activities	26.7	(315.8)	(121.9)

Effect of exchange rate fluctuations on cash and cash equivalents	(1.3)	(2.0)	5.6

Net increase (decrease) in cash and cash equivalents during the year	108.0	30.2	(58.8)
Cash and cash equivalents - beginning of year	232.3	202.1	260.9
Cash and cash equivalents - end of year	$340.3	$232.3	$202.1

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

During each of the years presented within this Form 10-K, the Company operated through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and Montpelier U.S. Insurance Company (“MUSIC”).  Each of the Company’s segments is a separate underwriting platform through which Montpelier writes insurance and reinsurance business.  The Company’s segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for the three years ended December 31, 2011 is presented in Note 12. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 12.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities is as follows:

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

MUSL, the Company’s wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151, MUAL and PUAL.

MUI, MEAG and PUAL serve as the Company’s wholly-owned Lloyd’s Coverholders.  Each Coverholder is authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151. MUI, a U.S. subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, a Swiss subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.  PUAL, the Company’s wholly-owned U.K. subsidiary based in London, underwrites business on behalf of Syndicate 5151 and third parties.

MUSIC

The MUSIC segment consists of Montpelier’s assets and operations related to MUSIC, the Company’s former U.S. operating subsidiary based in Scottsdale, Arizona.

MUSIC is a domestic surplus lines insurer and is authorized as an excess and surplus lines insurer in all 50 U.S. states and the District of Columbia. MUSIC underwrites smaller commercial property and casualty risks that do not conform to standard insurance lines.

On December 31, 2011, Montpelier completed its sale of MUSIC (the “MUSIC Sale”) to Selective Insurance Group, Inc. (“Selective”).  In connection with the transaction, Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.  See Note 2.

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses reported during the period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, written and earned insurance and reinsurance premiums, ceded reinsurance and share-based compensation.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of December 31, 2011 and 2010, Montpelier’s provision for doubtful accounts was $3.6 million and $3.0 million, respectively.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts bound by Montpelier. These deferred acquisition costs are typically amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  During the years ended December 31, 2011, 2010 and 2009, Montpelier recorded increases (reductions) in its premium deficiency of $0.1 million, $(0.1) million and $(0.7) million, respectively, related to the operations of Syndicate 5151.

Also included in acquisition costs are profit commissions incurred. Accrued profit commissions are included in insurance and reinsurance balances payable.

Loss and LAE Reserves

Loss and LAE reserves are comprised of case reserves and IBNR reserves.  Case reserve estimates are initially set on the basis of loss reports received from third parties.  IBNR reserves consist of a provision for additional development in excess of the case reserves reported by ceding companies as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. IBNR reserves are estimated by management using various actuarial methods as well as a combination of Montpelier’s own loss experience, historical insurance industry loss experience and management’s professional judgment. Montpelier’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis and its loss estimates are subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.

The uncertainties inherent in the reserving process, potential delays by cedants in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and loss adjustment expense reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

A significant portion of Montpelier’s current business is in the Property Catastrophe - Treaty class of business and other classes with high attachment points of coverage. As a result, reserving for losses relating to such programs can be imprecise. Montpelier’s exposures are also highly leveraged, meaning that the proportional impact of any change in the estimate of total loss incurred by the cedant is magnified in the layers at which Montpelier’s coverage attaches.  Additionally, the high-severity, low-frequency nature of the exposures limits the volume of claims experience available from which to reliably predict ultimate losses following a loss event, and renders certain traditional loss estimation techniques inapplicable.

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

Reinsurance recoverable on paid losses represents amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments. In determining Montpelier’s ceded IBNR, the first judgment involves the estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is developed as part of Montpelier’s loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute, or other reasons.

Investments and Cash

Montpelier’s fixed maturity investments and equity securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within net realized and unrealized investment gains (or losses) in the Company’s statement of operations.

Montpelier’s other investments are carried at either fair value or based on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, event-linked securities whose principal and interest are forgiven if specific events occur (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 5 and 7.

Investments are recorded on a trade date basis. For those marketable securities not listed and regularly traded on an established exchange, fair values are determined based on bid prices, as opposed to ask prices.  Fair values are not adjusted for transaction costs. Gains and losses on sales of investments are determined on a first-in, first-out basis and are included in income when realized. Realized investment gains and losses typically result from the actual sale of securities. Unrealized investment gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the reporting date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as being realized.

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees.  During 2011, Montpelier incurred $0.1 million in total performance fees.  During 2010 and 2009, Montpelier incurred performance fees related to investments and investment-related derivative instruments of $1.5 million and $8.3 million, respectively, and $0.4 million and $1.4 million, respectively. See Note 14.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  Restricted cash of $128.4 million at December 31, 2011 consisted of $121.7 million of collateral supporting open short sale investment and derivative positions, and $6.7 million of foreign deposit accounts held at Lloyd’s.  Restricted cash of $27.1 million at December 31, 2010 consisted of $24.1 million of collateral supporting open short sale investment and derivative positions and $3.0 million of foreign deposit accounts held at Lloyd’s.

As of December 31, 2011 and 2010, $34.8 million and $11.2 million, respectively, of Montpelier’s short-term investment securities classified as cash equivalents represented repurchase agreements which were fully collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts on fixed maturities purchased at amounts different from their par value.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of December 31, 2011 and 2010, the Company had inception-to-date gains from issuances of its treasury shares of $2.2 million and $2.0 million, respectively, which has been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At December 31, 2011 and 2010, funds withheld balances of $6.0 million were recorded within other assets on the Company’s consolidated balance sheets.

Earnings (Loss) Per Common Share

The Company applies the two-class method of calculating its earnings (loss) per Common Share. In applying the two-class method, the Company’s outstanding Restricted Common Share Units (“RSUs”) are considered to be participating securities.  See Note 9. For all periods presented, the two-class method was used to determine earnings per share since this method consistently yielded a more dilutive result than the treasury stock method.

For purposes of determining earnings per Common Share, a portion of net income is allocated to RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to RSUs and, therefore, do not impact the Company’s loss per Common Share numerators.  Recipients of outstanding RSUs are entitled to receive payments equivalent to dividends and distributions declared on Common Shares. Since RSUs represent phantom (as opposed to actual) Common Shares, such payments are recorded as general and administrative expenses.

The Company’s earnings per Common Share denominators are based on the average number of Common Shares outstanding, less average Common Shares issued under the Share Issuance Agreement.  See Note 7.

The following table outlines the Company’s computation of earnings (loss) per Common Share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Earnings per Common Share numerator:
Net income (loss) attributable to common shareholders	$(124.3)	$212.0	$463.5
Less: net earnings allocated to participating securities	—	(4.9)	(8.6)
Net income (loss) available to common shareholders	$(124.3)	$207.1	$454.9
Earnings per Common Share denominator (in millions of shares):
Average Common Shares outstanding	61.8	69.7	86.2
Less: average Common Shares issued under the Share Issuance Agreement	—	—	(1.3)
Earnings per Common Share denominator	61.8	69.7	84.9
Basic and diluted earnings (loss) per Common Share	$(2.01)	$2.97	$5.36

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Closing Rate December 31, 2011	Closing Rate December 31, 2010	Closing Rate December 31, 2009
British pound (GBP)	1.5617	1.5441	1.5948
Swiss franc (CHF)	1.0634	1.0429	0.9647

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

NOTE 2.    MUSIC Sale

On December 31, 2011, Montpelier completed the MUSIC Sale, received total proceeds of $54.9 million therefrom and recorded an after tax gain on the sale of $11.1 million, which is inclusive of $1.0 million of expenses related to the transaction.  At the time of the MUSIC Sale, MUSIC had 44 employees, all of whom were retained by Selective.

MUSIC’s net assets at the time of sale totalled $37.8 million and included the following third party assets (liabilities): fixed maturity investments of $48.3 million; cash and cash equivalents of $3.5 million; reinsurance recoverable on paid and unpaid losses $5.5 million; insurance premiums receivable of $5.2 million; unearned premiums ceded of $4.3 million; deferred insurance acquisition costs $(3.9) million; accrued investment income $0.1 million; other assets of $0.3 million; loss and LAE reserves of $(20.3) million; unearned insurance premiums of $(3.2) million; insurance and reinsurance balances payable of $(1.7) million; and other liabilities of $(0.3) million.

Prior to the MUSIC Sale, Montpelier carried a $4.8 million intangible asset on its consolidated balance sheets representing the fair value of MUSIC’s excess and surplus lines authorizations it acquired in 2007.  Montpelier realized the full value of this intangible asset pursuant to the MUSIC Sale.

In connection with this transaction, Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011. These protections were effected through the following arrangements, each of which became effective as of the closing date:

(i)

Montpelier Re amended and increased its existing quota share with MUSIC from 75% to 100% (the “MUSIC Quota Share”) which has the effect of ceding the majority of MUSIC’s unearned premiums at December 31, 2011 to Montpelier Re;

(ii)

Montpelier Re entered into a Loss Development Cover (the “Loss Development Cover”) with MUSIC which has the effect of ensuring that MUSIC’s net loss and LAE reserves relating to retained business written on or prior to December 31, 2011 (that business not otherwise covered by the MUSIC Quota Share) remains adequate.  Under the Loss Development Cover, any future adverse development associated with such retained reserves will be protected by Montpelier Re and any future favorable development associated with such retained reserves will benefit Montpelier Re; and

(iii)

the Company provided Selective with an indemnification which has the effect of guaranteeing each of the contractual arrangements (those with MUSIC and/or Selective) of Montpelier Re U.S. Holdings Ltd.  (“MRUSHL”), as MUSIC’s seller, and Montpelier Re, as MUSIC’s primary reinsurer.

Since Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC does not constitute a “discontinued operation” in accordance with GAAP. As a result, the future cash flows associated with Montpelier’s significant continuing involvement with MUSIC will continue into 2012 and beyond and such future cash flows, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within the MUSIC segment. See Note 12.

Also in connection with the MUSIC Sale, Montpelier has agreed not to compete directly with MUSIC’s business for a period of three years after the closing date.

As of the date of the MUSIC Sale, MUSIC had $3.0 million of remaining gross loss and LAE reserves (the “Acquired Reserves”) relating to business underwritten while it was a wholly-owned subsidiary of GAINSCO, Inc. (“GAINSCO”). As protection against these liabilities, MUSIC continues to hold a GAINSCO-maintained trust deposit and reinsurance recoverables from third party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO (the “GAINSCO Indemnity”) covering any adverse development from its past business.

If the remaining Acquired Reserves were to develop unfavorably in the future and the trust deposits and reinsurance recoverables held by MUSIC ultimately prove to be insufficient, these liabilities would become MUSIC’s liability and MUSIC would be entitled to reinsurance protection from Montpelier Re under the Loss Development Cover.  If this adverse development were to occur and the Company were unable to recover such losses under the GAINSCO Indemnity, these liabilities would become Montpelier Re’s responsibility.

NOTE 3.    Loss and LAE Reserves

The following table summarizes Montpelier’s unpaid loss and LAE reserve activities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Gross unpaid loss and LAE reserves - beginning	$784.6	$680.8	$808.9
Reinsurance recoverable on unpaid losses - beginning	(62.4)	(69.6)	(122.9)
Net unpaid loss and LAE reserves - beginning	722.2	611.2	686.0

Losses and LAE incurred:
Current year losses	701.4	411.6	214.4
Prior year losses	(89.3)	(109.3)	(75.7)
Total incurred losses and LAE incurred	612.1	302.3	138.7

Net foreign currency translation movements on loss and LAE	(2.0)	(2.0)	(0.5)

Net loss and LAE reserves sold pursuant to the MUSIC Sale	(14.8)	—	—

Losses and LAE paid and approved for payment:
Current year losses	(142.6)	(73.5)	(30.1)
Prior year losses	(175.5)	(115.8)	(182.9)
Total losses and LAE paid and approved for payment	(318.1)	(189.3)	(213.0)

Net unpaid loss and LAE reserves - ending	999.4	722.2	611.2
Reinsurance recoverable on unpaid losses - ending	77.7	62.4	69.6
Gross unpaid loss and LAE reserves - ending	$1,077.1	$784.6	$680.8

Loss and LAE Development — 2011

During the year ended December 31, 2011, Montpelier experienced $89.3 million in net favorable development on prior year loss and LAE reserves relating to the following events:

•	2010 non-catastrophe property losses incurred at Montpelier Syndicate 5151 ($15.4 million decrease),
•	2010 and prior casualty losses incurred at Montpelier Bermuda ($12.9 million decrease),
•	2010 property-catastrophe hail events ($5.5 million increase),
•	2010 earthquakes in Chile and New Zealand ($5.5 million decrease),
•	2005 hurricanes ($5.4 million decrease),
•	2010 Australian flood losses incurred at Montpelier Syndicate 5151 ($3.6 million decrease),
•	2010 marine losses ($3.8 million decrease),
•	2008 fire loss that settled below Montpelier Bermuda’s attachment point ($2.6 million decrease),
•	2010 individual risk losses incurred at Montpelier Bermuda ($2.4 million decrease), and
•	2007 European Windstorm Kyrill and U.K. floods ($2.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

Loss and LAE Development — 2010

During the year ended December 31, 2010, Montpelier experienced $109.3 million in net favorable development on prior year loss and LAE reserves relating to the following loss events:

•	2009 and prior casualty classes of business, excluding medical malpractice and individual risk contracts, ($12.2 million decrease),
•	2008 individual risk property loss at Montpelier Bermuda ($10.7 million decrease),
•	2009 and prior non-marine individual risk losses at Montpelier Syndicate 5151 ($9.0 million decrease),
•	2009 and prior medical malpractice contracts ($8.0 million decrease),
•	2009 and prior individual risk losses at Montpelier Bermuda ($7.4 million decrease),
•	2007 and 2008 non-U.S. catastrophes ($6.2 million decrease),
•	2009 European windstorm Klaus ($5.5 million decrease),
•	2005 Hurricanes Katrina, Rita and Wilma ($5.2 million decrease),
•	favorable commutation of reinsurance contracts relating to prior accident years ($4.9 million decrease), and
•	2008 Hurricane Ike ($4.4 million increase).

The remaining net favorable development on prior year loss and LAE reserves related to smaller adjustments made across multiple lines of business.

Loss and LAE Development — 2009

During the year ended December 31, 2009, Montpelier experienced $75.7 million in net favorable development on prior year loss and LAE reserves relating to the following loss events:

•	2005 Hurricanes Katrina, Rita and Wilma ($10.9 million decrease),
•	2008 Hurricane Ike ($6.4 million decrease),
•	2005 explosion ($4.5 million subrogation recovery),
•	2007 California wildfires ($4.0 million decrease),
•	2007 mining accident (claim settlement resulting in a $3.8 million decrease), and
•	2007 European windstorm Kyrill and U.K. floods (decreases of $2.4 million each).

The remaining net favorable development on prior year loss and LAE reserves related to smaller adjustments made across multiple lines of business.

Montpelier’s reserving process is highly dependent on the loss information received from its cedants. With respect to prior year loss and LAE development the information and experience obtained since the last reporting date included changes in loss amounts reported by ceding companies, IBNR recorded as a result of these loss advices and other information and events.

Net Impact of Foreign Currency Movements on Loss and LAE Reserves

In addition to the net foreign exchange transaction gains and losses experienced on prior year loss and LAE reserves described above, Montpelier also recognized decreases in its current and prior year loss and LAE reserves resulting from foreign currency movements of $2.0 million, $2.0 million and $0.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The following table outlines the composition of Montpelier’s gross and net ending loss and LAE reserves as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Components of ending gross loss and LAE reserves:
IBNR reserves	$611.3	$492.2
Case reserves	465.8	292.4
Gross loss and LAE reserves	$1,077.1	$784.6

Components of ending net loss and LAE reserves:
IBNR reserves	$557.6	$454.5
Case reserves	441.8	267.7
Net loss and LAE reserves	$999.4	$722.2

NOTE 4.          Reinsurance With Third Parties

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

The effects of reinsurance on Montpelier’s written and earned premiums and on losses and LAE were as follows:

	Year Ended December 31,
	2011	2010	2009
Premiums written:
Direct	$166.3	$138.2	$74.3
Assumed	559.2	581.8	560.6
Ceded	(101.5)	(51.2)	(32.7)
Net premiums written	$624.0	$668.8	$602.2
Premiums earned:
Direct	$154.6	$110.0	$56.3
Assumed	566.5	558.0	557.2
Ceded	(98.4)	(42.6)	(40.3)
Net premiums earned	$622.7	$625.4	$573.2
Loss and LAE:
Direct	$115.7	$64.2	$24.9
Assumed	537.0	261.8	85.7
Ceded	(40.6)	(23.7)	28.1
Net loss and LAE	$612.1	$302.3	$138.7

Montpelier remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  Montpelier would also be liable in the event that its ceding companies were unable to collect amounts due from underlying third-party reinsurers.

Under Montpelier’s reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if adequately collateralized.  Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

Montpelier records provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Montpelier does not believe that there are any amounts uncollectible from its reinsurers as of the balance sheet dates presented.

Reinsurance Recoverable on Paid and Unpaid Losses

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at December 31, 2011 and 2010, are as follows:

	December 31, 2011		December 31, 2010
Rating	Amount	% of Total	Amount	% of Total
A+	$3.2	42%	$5.9	46%
A	4.4	57	6.9	53
A-	0.1	1	0.1	1
Total reinsurance recoverable on paid losses	$7.7	100%	$12.9	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at December 31, 2011 and 2010, are as follows:

	December 31, 2011		December 31, 2010
Rating	Amount	% of Total	Amount	% of Total
A+	$23.6	30%	$17.9	29%
A	27.5	35	21.0	34
A-	2.8	4	3.8	6
Unrated by A.M. Best	23.8	31	19.7	31
Total reinsurance recoverable on unpaid losses	$77.7	100%	$62.4	100%

Montpelier’s unrated reinsurance recoverables as of December 31, 2011 and 2010 relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) entered run-off but are considered by management to be financially sound.

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

As of December 31, 2011, Montpelier had no ongoing material insurance or reinsurance contract disputes.

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

The reinsurance payments received from MPCL during 2010 were recorded as reductions to reinsurance recoverable on paid and unpaid losses on the Company’s consolidated balance sheets. The defense costs and accrued interest recovered from MPCL were recorded as reductions to general and administrative expenses on the Company’s consolidated statements of operations.

NOTE 5.          Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	December 31, 2011		December 31, 2010
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$887.1	$886.2	$696.8	$710.9
Residential mortgage-backed securities	560.8	574.4	551.0	554.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	488.6	495.7	710.3	712.9
Commercial mortgage-backed securities	139.2	142.0	140.2	139.8
Debt securities issued by U.S. states and political subdivisions	58.3	64.7	59.4	59.7
Debt securities issued by foreign governments and their agencies	46.2	46.8	—	—
Other debt obligations	178.9	180.4	112.3	112.0
Total fixed maturity investments	$2,359.1	$2,390.2	$2,270.0	$2,289.3

Equity securities:
Energy	$16.5	$24.5	$22.5	$41.6
Exchange-listed funds	25.0	23.6	44.6	44.6
Technology	14.2	19.5	16.1	21.5
Financial	11.9	9.4	19.2	23.0
Consumer goods	4.6	9.0	4.4	9.1
Industrial	4.7	6.4	6.5	8.2
Other	2.4	3.7	3.6	4.9
Total equity securities	$79.3	$96.1	$116.9	$152.9

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could become liable for significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise. As of December 31, 2011, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.0 years.

As of December 31, 2011, 80% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 8% were rated “BBB” (Good) by Standard & Poor’s and 12% were either unrated or rated below “BBB”.

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $128.5 million and $1.3 million as of December 31, 2011 and 2010, respectively.  Montpelier also had open short equity and investment option and future positions of $7.8 million and $24.1 million at December 31, 2011 and 2010, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $1.1 million and $(1.3) million as of December 31, 2011 and 2010, respectively.

The contractual maturity of Montpelier’s fixed maturity investments at December 31, 2011 and 2010 is presented below:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity investments:
Due in one year or less	$365.0	366.4	$149.8	$153.3
Due after one year through five years	632.3	635.1	921.8	936.4
Due after five years through ten years	377.0	379.4	308.9	309.0
Due after ten years	105.9	112.4	86.0	84.8
Mortgage-backed and asset-backed securities	878.9	896.9	803.5	805.8
Total fixed maturity investments	$2,359.1	2,390.2	$2,270.0	$2,289.3

Other Investments

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair values or their underlying net asset values, depending on Montpelier’s ownership share. For those funds carried at fair values, the underlying net asset value is used as a best estimate of fair value. Montpelier’s CAT Bonds and derivative instruments are carried at fair value. The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	December 31, 2011		December 31, 2010
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$59.8	$59.8	$33.4	$33.4

Other investments carried at fair value:
Limited partnership interests and private investment funds	$29.2	$29.3	$38.3	$42.6
CAT Bonds	10.0	10.2	10.0	10.6
Derivative instruments	1.0	3.1	2.5	3.5
Total other investments carried at fair value	$40.2	$42.6	$50.8	$56.7

Other investments	$100.0	$102.4	$84.2	$90.1

Net appreciation or depreciation in the value of Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported as net realized and unrealized investment gains (losses) in the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (expense) from derivative instruments.  See Note 7.

Montpelier’s interests in limited partnerships and private investment funds that are carried at fair value relate to vehicles that invest in distressed mortgages. Redemptions from these investments occur at the discretion of the investment manager or, in other cases, subject to a unanimous vote of the partners. Montpelier does not currently expect to redeem a significant portion of these investments during 2012.

Montpelier also had open Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures contracts as of December 31, 2011 and December 31, 2010.  See Note 7.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at December 31, 2011 and 2010.

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Corporate debt securities	$—	$841.5	$44.7	$886.2
Residential mortgage-backed securities	—	574.4	—	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	163.1	332.6	—	495.7
Commercial mortgage-backed securities	—	142.0	—	142.0
Debt securities issued by U.S. states and political subdivisions	—	64.7	—	64.7
Debt securities issued by foreign governments	1.6	45.2	—	46.8
Other debt obligations	—	170.7	9.7	180.4
Total fixed maturity investments	$164.7	$2,171.1	$54.4	$2,390.2

Equity securities:
Energy	$24.5	$—	$—	$24.5
Exchange-listed funds	—	23.6	—	23.6
Technology	19.5	—	—	19.5
Financial	9.4	—	—	9.4
Consumer goods	9.0	—	—	9.0
Industrial	6.4	—	—	6.4
Other	3.7	—	—	3.7
Total equity securities	$72.5	$23.6	$—	$96.1

Other investments	$—	$13.3	$29.3	$42.6
Total investments carried at fair value	$237.2	$2,208.0	$83.7	$2,528.9

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Fixed maturity investments:
Corporate debt securities	$—	$673.0	$37.9	$710.9
Residential mortgage-backed securities	—	554.0	—	554.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	322.6	390.3	—	712.9
Commercial mortgage-backed securities	—	139.8	—	139.8
Debt securities issued by U.S. states and political subdivisions	—	59.7	—	59.7
Other debt obligations	—	107.3	4.7	112.0
Total fixed maturity investments	$322.6	$1,924.1	$42.6	$2,289.3

Equity securities:
Energy	$41.6	$—	$—	$41.6
Exchange-listed funds	19.5	25.1	—	44.6
Financial	22.1	0.9	—	23.0
Technology	21.5	—	—	21.5
Consumer goods	8.9	0.2	—	9.1
Industrial	6.5	—	—	6.5
Other	6.0	0.6	—	6.6
Total equity securities	$126.1	$26.8	$—	$152.9

Other investments	$—	$14.1	$42.6	$56.7
Total investments carried at fair value	$448.7	$1,965.0	$85.2	$2,498.9

Level 1 Securities

Montpelier’s investments classified as Level 1 as of December 31, 2011 and 2010, consisted of U.S. Treasuries, debt securities issued by foreign governments and long and short equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of December 31, 2011, approximately 40% of Montpelier’s open short fixed maturity positions are valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of December 31, 2011 and 2010, Montpelier’s pricing vendors generally utilize third party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of December 31, 2011, approximately 60% of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

Further details for selected investment types classified as Level 2 follow:

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

Residential mortgage-backed securities and debt securities issued/sponsored by the U.S. Treasury and its agencies.  Montpelier’s Level 2  residential mortgage-backed securities and debt securities issued by U.S. agencies are priced using a mortgage-pool-specific model which utilizes daily inputs from the to-be-announced, or “TBA” market (the most liquid secondary market for mortgage loans), as well as the U.S. Treasury market. This pricing model also utilizes additional information such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the agency. Valuations are also corroborated by daily active market quotes.

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

There were no significant transfers between Levels 1 and 2 during 2011 and 2010.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of December 31, 2011 and 2010 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds. Further details for selected investment types follow:

Corporate debt securities. Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include investments in limited partnerships and private investment funds at December 31, 2011 which represent alternative asset limited partnerships that invest in distressed mortgages. The fair value of these private equity investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of December 31, 2011 and 2010, the Company’s Level 3 investments represented 3.3% and 3.4% of its total investments measured at fair value, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized losses	Net unrealized gains (losses)	Net transfers	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$37.9	$23.7	$(16.9)	$—	$—	$—	$44.7
Other debt obligations	4.7	7.7	(2.9)	—	0.2	—	9.7
Total fixed maturity investments	$42.6	$31.4	$(19.8)	$—	$0.2	$—	$54.4

Other investments	$42.6	$—	$(9.1)	$(0.3)	$(3.9)	$—	$29.3
Total Level 3 investments	$85.2	$31.4	$(28.9)	$(0.3)	$(3.7)	$—	$83.7

There were no transfers into or out of Level 3 investments during the year ended December 31, 2011.

	Year Ended December 31, 2010
	Beginning Level 3 balance	Net payments, purchases and sales	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$78.7	$(14.9)	$(0.6)	$2.9	$(28.2)	$37.9
Residential mortgage-backed securities	60.5	—	—	—	(60.5)	—
Other debt obligations	10.3	4.2	—	—	(9.8)	4.7
Total fixed maturity investments	$149.5	$(10.7)	$(0.6)	$2.9	$(98.5)	$42.6

Equity securities:
Financial	$4.0	$(2.2)	$—	$(1.7)	$(0.1)	$—
Other	—	0.3	(0.3)	—	—	—
Total equity securities	$4.0	$(1.9)	$(0.3)	$(1.7)	$(0.1)	$—

Other investments	$49.1	$9.5	$—	$6.6	$(22.6)	$42.6
Total Level 3 investments	$202.6	$(3.1)	$(0.9)	$7.8	$(121.2)	$85.2

The transfers of fixed maturity investments from Level 3 to Level 2 that occurred during 2010 reflect increased levels of analysis of the valuations of residential mortgage-backed and corporate fixed maturity securities, which provided a higher reliance on observable inputs. In addition, Montpelier’s investment in Symetra was transferred from Level 3 to Level 1 during 2010 as a result of the Symetra IPO.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

	Gross Realized Gains on Investments	Gross Realized Losses on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues	Changes in Carrying Value Reflected in Other Comprehensive Income (Loss)

Year Ended December 31, 2011:
Fixed maturity investments	$32.2	$(13.3)	$15.1	$(3.8)	$30.2	$—
Equity securities	28.6	(13.3)	(16.8)	0.9	(0.6)	—
Other investments	0.5	(0.1)	(6.7)	(1.9)	(8.2)	—
Year Ended December 31, 2010:
Fixed maturity investments	$51.5	$(20.3)	$(10.0)	$(0.4)	$20.8	$—
Equity securities	82.5	(74.1)	16.7	0.5	25.6	—
Other investments	0.4	(6.4)	10.3	(4.7)	(0.4)	(2.6)
Year Ended December 31, 2009:
Fixed maturity investments	$33.8	$(8.4)	$78.8	$0.3	$104.5	$—
Equity securities	69.3	(69.3)	74.6	(2.3)	72.3	—
Other investments	0.3	(5.8)	8.5	7.5	10.5	(0.5)

(1)         Represents net realized and unrealized foreign exchange gains (losses) from investments and income (expense) derived from the following derivative instruments: (i) Foreign Exchange Contracts, (ii) Credit Derivatives, (iii) Interest Rate Contracts; and (iv) Investment Options and Futures (see Note 7).  These derivatives are carried at fair value as other investments in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Fixed maturity investments	$70.5	$77.3	$83.2
Cash and cash equivalents	0.3	0.2	0.5
Equity securities	0.3	0.8	3.0
Other investments	3.2	3.4	2.3
Total investment income	74.3	81.7	89.0
Investment expenses	(5.6)	(7.7)	(8.0)
Net investment income	$68.7	$74.0	$81.0

Assets Held in Trust

In December 2011, Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of December 31, 2011, the fair value of all assets held in the MUSIC Trust was $65.0 million, which exceeded the minimum value required on that date.  See Note 6.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  During 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York.  Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statutes as and when they may be adopted in other states. In June 2011, Montpelier Re established a trust in connection with its reduced collateral requirements in Florida (the “FL Trust”).  As of December 31, 2011, the fair value of all assets held in the FL Trust was $25.0 million.

In September 2010, Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants.  As of December 31, 2011, Montpelier Re was granted authorized or trusteed reinsurer status in 49 states and the District of Columbia.  As of December 31, 2011 and 2010, the fair value of all assets held in the Reinsurance Trust was $328.1 million and $101.4 million, respectively, which exceeded the minimum value required on both dates.  See Note 6.

In March 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust was set at $230.0 million. As of December 31, 2011 and 2010, the fair value of the investments held in the Lloyd’s Capital Trust was $251.8 million and $249.5 million, respectively.  See Note 6.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. See Note 13.  As of December 31, 2011 and 2010, the fair value of the investments held in the Premiums Trust Funds was $116.4 million and $127.9 million, respectively.  See Note 13.

Montpelier’s investment assets on deposit and held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $2,656.4 million, $2,319.2 million, and $1,820.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Maturities, calls and paydowns of investments totaled $453.6 million, $644.2 million and $786.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2011, 2010 or 2009.

Pending Securities Litigation

During 2011 Montpelier Re was named in a series of lawsuits filed by a group of plaintiffs in their capacity as trustees for senior debt issued by the Tribune Company (“Tribune”) on behalf of various senior debt holders. Montpelier Re, along with thousands of other named defendants, formerly owned Tribune common shares and tendered such common shares pursuant to a 2007 leveraged buyout led by Tribune management (the “Tribune LBO”). Tribune subsequently filed for bankruptcy protection at the end of 2008.

The plaintiffs are suing all tendering shareholders, including Montpelier Re, on the grounds of fraudulent conveyance and seek recovery of the proceeds received pursuant to the Tribune LBO on the basis that the transaction was undertaken without fair consideration and left Tribune insolvent. The various lawsuits are still pending and, on December 19, 2011, were consolidated in the Federal District Court for the Southern District of New York by the United States Judicial Panel on Multidistrict Litigation.

Montpelier Re was also named in a similar suit filed by the Office Committee of Unsecured Creditors in the Tribune bankruptcy case.  This suit was filed in the United States Bankruptcy Court for the District of Delaware and also asserts a fraudulent conveyance claim involving the Tribune LBO.

In the event that the plaintiffs in these suits were to fully prevail, Montpelier Re would have to return the $4.4 million in cash proceeds it received in connection with the Tribune common shares tendered pursuant to the Tribune LBO.

NOTE 6.          Debt and Collateral Arrangements

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

In March 2010 and May 2009, the Company repurchased and retired $1.0 million and $21.0 million, respectively, in principal amount of the Senior Notes.

The carrying value of the Senior Notes at December 31, 2011 and 2010 was $227.8 million and $227.7 million, respectively.

The Company incurred interest expense on the Senior Notes of $14.0 million, $14.0 million and $14.3 million during the years ended December 31, 2011, 2010 and 2009, respectively.  The Company paid $14.0 million, $14.0 million and $14.8 million in interest on the Senior Notes during the years ended December 31, 2011, 2010 and 2009, respectively.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.107% to 4.379% during the period from March 30, 2011 to December 31, 2011.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest on the Trust Preferred Securities of $5.3 million, $8.7 million and $8.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $264.2 million and $376.7 million at December 31, 2011 and 2010, respectively. The following table outlines these facilities as of December 31, 2011:

	Total Capacity	Amount Drawn	Expiry Date
Secured Operational Letter of Credit Facilities
Syndicated 5-Year Facility (I)	$35.0	$35.0	June 2011
Syndicated 5-Year Facility (II)	215.0	163.8	June 2012
Syndicated 364-day Facility	250.0	—	June 2012
Bilateral Facility	75.0	6.6	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of December 31, 2011 and 2010, the Company and Montpelier Re were in compliance with all covenants.

Effective March 31, 2010, Montpelier voluntarily terminated a $230.0 million Lloyd’s Standby Letter of Credit Facility and entered into the Lloyd’s Capital Trust (as described below) in order to meet MCL’s ongoing FAL requirements.

Effective August 4, 2010, Montpelier’s Syndicated Facility: Tranche B, which had a capacity of $225.0 million, expired in accordance with its terms and was not renewed.

Effective June 9, 2011, the Syndicated 5-Year Facility (I), which had a capacity of $500.0 million, expired in accordance with its terms and was not renewed.  As a result: (i) Montpelier Re can no longer issue letters of credit under the facility; (ii) all outstanding letters of credit drawn under the facility will continue for up to 360 days; and (iii) all outstanding letters of credit drawn under the facility will have to be renewed into an alternate Montpelier Re letter of credit facility or one of Montpelier Re’s reinsurance trusts upon expiry.  This facility is subject to an annual commitment fee of 0.275% on drawn balances and, while active, was subject to an annual commitment fee of 0.075% on undrawn balances.

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

Trust Arrangements

In December 2011 Montpelier Re established the MUSIC Trust as a means of providing statutory credit to MUSIC.  See Note 5.

In June 2011 Montpelier Re established the FL Trust in connection with its reduced collateral requirements to cedants domiciled in Florida.  See Note 5.

In September 2010 Montpelier Re established the Reinsurance Trust as an alternative means of providing statutory credit to certain of Montpelier Re’s U.S. cedants.  See Note 5.

In March 2010 Montpelier entered into the Lloyd’s Capital Trust in order to meet MCL’s ongoing FAL requirements. See Note 5.

NOTE 7.   Derivative Instruments

Montpelier enters into derivative instruments from time to time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

The primary risks Montpelier seeks to manage through its use of derivative instruments are underwriting risk and foreign exchange risk. Derivative instruments designed to manage Montpelier’s underwriting risk include an ILW swap contract (the “ILW Swap”) and catastrophe bond protection (the “CAT Bond Protection”). These derivative instruments provide reinsurance-like protection to Montpelier for specific loss events associated with certain lines of its business.

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

As an extension of Montpelier’s investing activities, certain of its investment managers have entered into investment options and futures (the “Investment Options and Futures”), credit derivative arrangements (the “Credit Derivatives”), and interest rate contracts (“Interest Rate Contracts”), as well as Foreign Exchange Contracts.

The Company also entered into two equity forward sale agreements and a related share issuance agreement (the “Forward Sale Agreements and Share Issuance Agreement”) in order to manage the risks associated with a significant loss of capital, which could most likely occur as a result of significant underwriting losses. The first Forward Sale Agreement was settled in March 2007 and the second Forward Sale Agreement and the Share Issuance Agreement were settled in February 2009.

None of Montpelier’s derivatives are formally designated as hedging instruments.

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded at December 31, 2011 and December 31, 2010:

		December 31, 2011		December 31, 2010
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Value	Fair Value	Notional Value

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$1.4	$202.0	$(0.4)	$77.0
U.S. Dollars sold	Other Investments	2.0	184.0	1.6	88.9
Credit Derivatives	Other Investments	(2.2)	240.2	0.3	15.3
Interest Rate Contracts	Other Investments	1.1	72.4	(0.2)	46.3
Investment Options and Futures (long)	Other Investments	0.8	—	2.2	—
ILW Swap	Other Assets	—	—	0.7	—
Investment Options and Futures (short)	Liabilities	0.2	—	0.6	—
ILW Contract	Liabilities	—	—	0.1	—

The following table presents the net income (expense) from Montpelier’s derivative instruments during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
Income (Expense) From Derivative Instrument	2011	2010	2009

Foreign Exchange Contracts	$7.1	$2.1	$(0.6)
Credit Derivatives	(4.9)	—	—
Interest Rate Contracts	(7.5)	(0.1)	—
Investment Options and Futures	2.8	(6.7)	8.1
ILW Swap	(0.7)	(0.3)	—
ILW Contract	0.1	0.3	—
CAT Bond Protection	—	—	(0.2)
Net income (expense) from derivative instruments	$(3.1)	$(4.7)	$7.3

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

Montpelier’s open Foreign Exchange Contracts at December 31, 2011 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Chinese renminbi, Indian rupees, Malaysian ringgits, Mexican pesos, Philippines pesos, Korean won, Australian dollars, Danish kroner and Brazilian reals.  Montpelier’s open Foreign Exchange Contracts at December 31, 2010 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of December 31, 2011 and 2010, Montpelier had open long option and future positions with fair values of $0.8 million and $2.2 million, respectively, and open short option and future positions with fair values of $0.2 million and $0.6 million, respectively.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Swap

In November 2010 Montpelier Re entered into the ILW Swap with a third-party in order to purchase protection against Montpelier Re’s U.S. earthquake and Europe windstorm exposures.  In return for a fixed-rate payment of $1.0 million, Montpelier Re receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The ILW Swap expired June 30, 2011, without any recovery to Montpelier Re.  The fair value of the ILW Swap at December 31, 2011 and 2010 was zero and $0.7 million, respectively.

The fair value of ILW Swap was derived based on unobservable (Level 3) inputs.

ILW Contract

In April 2010 Montpelier entered into the ILW Contract with a third-party under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract, which expired in March 2011, provided the insured with $15.0 million of protection resulting from earthquake losses incurred in any of several U.S. states.  Montpelier received consideration of $0.4 million for the ILW contract.

The ILW Contract, which expired without any required payment by Montpelier, was valued on the basis of unobservable (Level 3) inputs.

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

In connection with the Forward Sale Agreements, the Company also entered into the Share Issuance Agreement with the Forward Counterparty. Under the terms of the Share Issuance Agreement, the Company issued Common Shares to the Forward Counterparty for an amount equal to the par value of such Common Shares. Subsequent to the settlement of the first forward sale agreement in March 2007, the Company had 7,920,000 Common Shares issued and outstanding under the Share Issuance Agreement.

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

In view of the contractual undertakings of the Forward Counterparty under the Forward Sale Agreements and the Share Issuance Agreement, the Common Shares issued and outstanding under the Share Issuance Agreement prior to its termination were not considered outstanding for the purposes of computing and reporting the Company’s earnings per Common Share or fully converted tangible book value per Common Share.

The Forward Sale Agreements and Share Issuance Agreement had no impact on the Company’s consolidated statements of operations or balance sheets while they were in force.

NOTE 8.   Shareholders’ Equity

The Company’s share capital consists of Preferred Shares (as defined below) and Common Shares, each with a 1/6 cent par value per share.  Holders of Preferred Shares have no voting rights with respect to matters that require the approval of voting shareholders but are entitled to one vote for each Preferred Share held in certain extraordinary instances, separately as a single class.  In addition, holders of Preferred Shares will have the right, in the case of certain dividend non-payment events, to elect two additional directors to the Board.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.

Preferred Shares

On May 10, 2011, the Company issued 6.0 million 8.875% Non-Cumulative Preferred Shares, Series A (“Preferred Shares”) with a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity and are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem the Preferred Shares at its option, in whole or in part, at a price of $25.00 per share plus any declared and unpaid dividends.

Dividends on Preferred Shares are non-cumulative. Consequently, holders of Preferred Shares will be entitled to receive cash dividends only when, as and if declared by the Company’s Board of Directors (the “Board”) or by a duly authorized committee of the Board, quarterly in arrears on the 15th day of January, April, July and October of each year, commencing on July 15, 2011. These dividends will accrue with respect to a particular dividend period, on the liquidation preference amount of $25.00 per share at an annual rate of 8.875%. So long as any Preferred Shares remain outstanding, no dividend shall be paid or declared on Common Shares or any other securities ranking junior to Preferred Shares (other than a dividend payable solely in Common Shares or in other junior securities), unless the full dividend for the latest completed dividend period on all outstanding Preferred Shares has been declared and paid or otherwise provided for.

The net proceeds of $145.4 million associated with the Preferred Share offering were used to support the underwriting activities of the Company’s insurance and reinsurance subsidiaries and for general corporate purposes. The costs associated with this offering were recorded as a reduction to additional paid-in capital.

The Preferred Shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.

Common Shares

The following table summarizes the Company’s Common Share activity during the years ending December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(in Common Shares)	2011	2010	2009
Beginning Common Shares outstanding	64,557,204	79,998,795	91,826,704
Acquisitions of Common Shares:
Common Shares repurchased and retired	(4,349,302)	(15,417,261)	(5,420,941)
Common Shares repurchased and placed in treasury	—	(706,000)	(1,178,097)
Common Shares retired in connection with the Share Issuance Agreement	—	—	(5,920,000)
Issuances of Common Shares:
Issuances in satisfaction of vested RSU obligations	656,272	681,670	664,426
Issuances in satisfaction of DSU obligations	—	—	26,703

Ending Common Shares outstanding	60,864,174	64,557,204	79,998,795

As of December 31, 2011, the Company had 60,864,174 Common Shares outstanding consisting of 62,260,930 Common Shares issued less 1,396,756 Common Shares held in treasury.  As of December 31, 2010, the Company had 64,557,204 Common Shares outstanding consisting of 66,610,232 Common Shares issued less 2,053,028 Common Shares held in treasury.

2011 Common Share activity

During 2011 the Company repurchased and retired a total of 4,349,302 Common Shares at an average price of $19.02 per share.

During 2011 the Company issued a total of 656,272 Common Shares in satisfaction of vested RSU obligations. See Note 9. The Common Shares were issued from the Company’s treasury resulting in a net gain on issuance of $0.2 million, which was recorded as additional paid-in capital.

2010 Common Share activity

The Company repurchased 706,000 Common Shares in January 2010 pursuant to a publicly announced share repurchase program at an average price of $17.23 per share. These shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations. See Note 9.

The Company repurchased a further 8,519,459 Common Shares during 2010 pursuant to publicly announced share repurchase programs at an average price of $17.67 per share. These shares were subsequently retired.

The Company also repurchased 6,897,802 Common Shares previously owned by  Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC. in February 2010 pursuant to a private transaction at a price of $19.00 per share.  See Note 14. These shares were subsequently retired.

During 2010 the Company issued 681,670 Common Shares in satisfaction of vested RSU obligations. See Note 9. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.8 million, which was recorded as a reduction to additional paid-in capital.

2009 common share activity

During 2009 the Company repurchased a total of 6,599,038 Common Shares at an average price of $17.07 per share. Of the total Common Shares repurchased during 2009, 5,420,941 shares were retired and 1,178,097 shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations.

In March 2009, in connection with the final settlement of the Company’s Share Issuance Agreement, the Forward Counterparty delivered to the Company 5,920,000 Common Shares previously issued to it in exchange for a cash payment of $0.01.  See Note 7.  These Common Shares were subsequently retired.

During 2009 the Company issued a total of 691,129 Common Shares in satisfaction of vested RSU and Director Share Unit (“DSU”) obligations. See Note 9. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.7 million, which was recorded as additional paid-in capital.

Common Share Repurchase Authorization

As of December 31, 2011,  the Company had a remaining share repurchase authorization of $145.0 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared, on a quarterly basis, regular cash dividends per Common Share totaling $0.405 in 2011, $0.37 in 2010 and $0.315 in 2009.  The total amount of dividends paid to holders of Common Shares during the years ended December 31, 2011, 2010 and 2009, was $25.0 million, $26.2 million and $26.2 million, respectively.  As of December 31, 2011 and 2010, the Company had $6.4 million and $6.5 million, respectively, of dividends payable to shareholders.

The Company declared, on a quarterly basis, cash dividends per Preferred Share totaling $1.51 during the period from May 10, 2011 to December 31, 2011.  The total amount of dividends paid to holders of Preferred Shares during that period was $5.8 million.  As of December 31, 2011, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

NOTE 9.   Share-Based Compensation

LTIP

At the discretion of the Board’s Compensation and Nominating Committee (the “Compensation Committee”), incentive awards, the value of which are based on Common Shares, may be made to eligible officers, employees, consultants and non-employee directors of the Company and its subsidiaries. For the years presented, Montpelier’s share-based incentive awards consisted solely of RSUs and performance shares.

The Montpelier Re Holdings Ltd. 2007 Long-Term Incentive Plan (the “2007 LTIP”) was the Company’s principal share-based long-term incentive plan until its expiration on May 23, 2011. As of December 31, 2011, all outstanding share-based awards were issued under the 2007 LTIP with the exception of 48,000 outstanding RSUs (“Cash Based RSUs”) that were issued by the Compensation Committee subsequent to the expiration of the 2007 LTIP, which may be settled in cash upon vesting based on the fair value of Common Shares.

The Company intends to seek shareholder approval of a replacement plan to the 2007 LTIP at its 2012 Annual General Meeting and to establish an inventory of Common Shares for future award issuances under that replacement plan.

RSUs

RSUs are phantom (as opposed to actual) Common Shares which, depending on the individual award, vest in equal tranches over a one to five-year period, subject to the recipient maintaining a continuous relationship with Montpelier (as an employee, a director or a consultant) through the applicable vesting date.  RSUs do not require the payment of an exercise price and are not entitled to voting rights, but they are entitled to receive payments equivalent to any dividends and distributions declared on the Common Shares underlying the RSUs.

RSUs issued under the 2007 LTIP are payable in Common Shares upon vesting (the amount of which may be reduced by applicable statutory income tax withholdings at the recipient’s option), however, Cash Based RSUs are currently payable in cash upon vesting.  If a replacement plan to the 2007 LTIP is approved at the Company’s 2012 Annual General Meeting, the Cash Based RSU awards will be also payable in Common Shares under that replacement plan.

The Company currently uses variable RSUs (“Variable RSUs”) as the principal component of its ongoing long-term incentive compensation for employees. Variable RSUs are contingent awards in which the actual number of RSUs to be awarded is dependent upon Company performance during the initial year of the award cycle (the “Initial RSU Period”), meaning that the number of RSUs expected to be awarded for that cycle may fluctuate during that one-year period.  The actual number of Variable RSUs to be awarded is based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing the Company’s adjusted comprehensive income or loss (based on the sum of the Company’s actual underwriting result and standard investment result) by the Company’s actual average common shareholders’ equity for the Initial RSU Period.

From time to time the Company also uses fixed RSUs (“Fixed RSUs”) as a supplemental component of its ongoing long-term incentive compensation for certain of its employees and directors.  Unlike Variable RSUs, the number of Fixed RSUs is fixed and determinable on the grant date. Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the boards of directors of both the Company and MUAL. Additionally, when the actual number of Variable RSUs to be awarded has been formally determined, they are effectively converted into Fixed RSUs.

The number of Variable RSUs to be awarded for the 2011 to 2014 cycle will be determined based on the Company’s actual 2011 ROE versus a target ROE of 9.01% (“Target”).  If the Target was achieved, the Company would have expected to grant 591,824 Variable RSUs to participants.  At an ROE of 3.01% (“Threshold”), the Company would not have expected to grant any Variable RSUs to participants, and at an ROE of 19.01% (“Maximum”), the Company would have expected to grant 1,183,648 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of year	1,637,580	$11.3	1,768,769	$13.3	1,281,619	$7.7

Fixed RSUs Awarded	100,000	1.8	10,000	0.2	32,500	0.5

Variable RSUs, 2011-2014 cycle:
RSUs to be awarded at Target	591,824	11.0	—	—	—
RSU payout adjustments based on actual performance	(591,824)	(11.0)	—	—	—

Variable RSUs, 2010-2013 cycle:
RSUs to be awarded at Target	(455)	—	580,730	9.5	—
RSU payout adjustments based on actual performance	(11,726)	(0.1)	145,192	2.4	—

Variable RSUs, 2009-2012 cycle:
RSUs to be awarded at Target	—	—	3,225	—	656,420	10.5
RSU payout adjustments based on actual performance	—	—	9,566	0.1	603,907	9.6

Variable RSUs, 2008-2011 cycle:
RSU payout adjustments based on actual performance	—	—	—	—	(19,662)	(0.2)

RSU payments	(807,954)	—	(819,915)	—	(786,015)	—

RSU forfeitures	(156,166)	(0.8)	(59,987)	(0.7)	—	—

RSU expense recognized	—	(7.5)	—	(13.5)	—	(14.8)
End of year	761,279	$4.7	1,637,580	$11.3	1,768,769	$13.3

RSU Awards, Adjustments and Payments - 2011

On the basis of the Company’s preliminary results achieved during 2011, the Company does not anticipate issuing any Variable RSUs for the 2011-2014 cycle. The actual number of Variable RSUs to be awarded for the 2011-2014 cycle, if any, will not be finalized until approved by the Compensation Committee in February 2012.

The Company’s preliminary adjusted comprehensive loss for purposes of determining the number of Variable RSUs to be awarded for the 2011-2014 cycle was based on its actual comprehensive loss of $113.1 million, less dividends declared on Preferred Shares of $9.1 million, less the actual investment return on its investments, investment-related derivatives and cash and cash equivalents of $89.7 million, plus a standardized investment return on its investments, cash and cash equivalents of $102.4 million (as computed by multiplying its average total investments, cash and cash equivalents for 2011 of $2,926.3 million by 3.5%).

During 2011, the Company paid out 807,954 vested RSUs and withheld, at the recipients’ election, 151,682 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 656,272 Common Shares from its treasury. See Note 8. The fair value of the RSUs paid out during 2011 was $13.8 million.

RSU Awards, Adjustments and Payments - 2010

On the basis of the Company’s preliminary results achieved during 2010, the Company anticipated issuing a total of 725,922 Variable RSUs for the 2010-2013 award cycle at December 31, 2010.  Based on actual 2010 results achieved, and as approved by the Compensation Committee in March 2011, the actual number of Variable RSUs awarded for that cycle was decreased by 12,181 RSUs to 713,741 RSUs during the first quarter of 2011, or approximately 123% of the target RSUs for that cycle.

During 2010, the Company paid out 819,915 vested RSUs and withheld, at the recipients’ election, 138,245 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 681,670 Common Shares from its treasury. See Note 8. The fair value of the RSUs paid out during 2010 was $15.3 million.

RSU Awards, Adjustments and Payments - 2009

On the basis of the Company’s preliminary 2009 results, the Company anticipated issuing a total of 1,260,327 Variable RSUs for the 2009-2012 award cycle at December 31, 2009.  Based on actual 2009 results achieved, as approved by the Compensation Committee in March 2010, the actual number of Variable RSUs awarded for that cycle was increased by 12,791 RSUs to 1,273,118 RSUs during the first quarter of 2010 or approximately 193% of the target RSU’s for that cycle.

During 2009, the Company paid out 786,015 vested RSUs and withheld, at the recipients’ election, 121,589 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 664,426 Common Shares from its treasury. See Note 8. The fair value of the RSUs paid out during 2009 was $12.6 million.

None of the RSUs outstanding at December 31, 2011, 2010 or 2009 were vested.

During the years ended December 31, 2011, 2010 and 2009, the Company also issued 100,000, 10,000 and 32,500 Fixed RSUs, respectively, to certain of its employees and directors.

RSU Assumptions

For the years presented, the Company assumed a zero to 14.5% forfeiture rate depending on the nature and term of the individual award and past and recent experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

During 2011 and 2010, the Company revised its expected RSU forfeiture assumptions in light of actual forfeitures experienced, including those RSUs forfeited in 2011 in connection with the MUSIC Sale.  As a result, the Company reduced the unamortized grant date fair value of its 2011 and 2010 RSUs outstanding by $0.8 million and $0.7 million, respectively.

The following table summarizes all Fixed and Variable RSUs outstanding and the unamortized grant date fair value of such RSUs at December 31, 2011 for each award cycle:

	RSUs Outstanding	Unamortized Grant Date Fair Value

Award Date and Cycle
Five-year RSU awards granted in 2007	11,250	$—
Four-year RSU awards granted in 2008	8,750	—
Five-year RSU awards granted in 2008	38,200	0.1
Four-year RSU awards granted in 2009	274,327	1.2
Five-year RSU awards granted in 2009	4,500	—
Four-year RSU awards granted in 2010	326,252	2.3
One-year RSU awards granted in 2011	18,000	0.2
Three-year RSU awards granted in 2011	30,000	0.4
Five-year RSU awards granted in 2011	50,000	0.5
Total RSUs outstanding at December 31, 2011	761,279	$4.7

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $3.6 million, $1.0 million and $0.1 million during 2012, 2013 and 2014 & beyond, respectively.

Performance Shares

From 2002 to 2007, performance shares were a significant element of the Company’s long-term incentive awards in terms of prospective value.  At target payout, each performance share represented the fair value of a Common Share. At the end of a performance period, which was typically the three-year period following the date of grant, a plan participant received a payout of between zero and 200% of the performance shares granted depending on the achievement of specific performance criteria relating to the operating and financial performance of the Company over the period. Additionally, at the discretion of the Compensation Committee, the performance of certain members of senior management could be further measured by reference to the ratio of the actual return on equity to the Return on Allocated Capital (“ROAC”, and such ratio, the “Swing Factor”) resulting in an adjustment to the payout level of up to + / - 25%.  The Company no longer has any performance shares outstanding.

The actual performance share payout level for all participants with respect to 172,000 performance shares outstanding for the 2007-2009 cycle was 106% based on an achieved ROAC of 16.5%. The 2007-2009 performance shares were settled in March 2010 through a cash payment to participants totaling $3.2 million.

The actual performance share payout levels for participants with respect to 153,000 performance shares outstanding for the 2006-2008 cycle were: (i) 116% for the 38,000 performance shares not subject to the Swing Factor based on an achieved ROAC of 17.3%; and (ii) 95% for the 115,000 performance shares subject to the Swing Factor. The 2006-2008 performance shares were settled in February 2009 through a cash payment to participants totaling $2.5 million.

During 2010 and 2009, the Company incurred $0.2 million and $1.5 million, respectively, of performance share expense.  The Company did not incur any performance share expense during 2011.

Directors Share Plan

All non-management directors are eligible to participate voluntarily in the Directors Share Plan.  Eligible directors who elect to participate receive, in lieu of a portion of their annual cash retainer, a number of DSUs of the same dollar value based on the value of Common Shares at that date.  DSUs comprise a contractual right to receive Common Shares or an equivalent amount of cash upon termination of service as a director. Holders of DSUs are not entitled to voting rights but are entitled to receive any dividends and distributions declared on the Common Shares underlying the DSUs.

In order to address the consequences of Section 457A of the U.S. Internal Revenue Code, in 2009 the Company permitted all participants in the Directors Share Plan to receive payment for their outstanding DSUs.  This resulted in the issuance of 26,703 Common Shares and a cash payment of $0.2 million.  See Note 8.  The fair value of the DSUs paid out during 2009 was $0.7 million.

NOTE 10. Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several other countries, including the U.S., the U.K. and Switzerland. The Company and its Bermuda operating subsidiaries intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be viewed as being engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S., there can be no assurance that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or its Bermuda operating subsidiaries is engaged in a trade or business in the U.S.  In that event, those entities would be subject to U.S. income tax, as well as a branch profits tax, on income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

Bermuda

At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least 2035.

United Kingdom

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes and are currently in a cumulative net operating loss position. The net operating loss associated with these operations may be carried forward to offset future taxable income generated in that jurisdiction and do not expire with time.

The tax years open to examination by the HM Revenue & Customs for these companies are from 2007 to present.

United States

MUI, MTR and their parent, MRUSHL, are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations and are currently in a cumulative federal net operating loss position. The net operating losses associated with these operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027. The provision for U.S. federal income taxes associated with Montpelier’s U.S. operations has been determined under the principles of a consolidated tax provision within the U.S. Internal Revenue Code and Regulations.

The tax years open to examination by the Internal Revenue Service for these subsidiaries are from 2008 to present.

Switzerland

MEAG is subject to Swiss income taxes which, for all periods presented herein, were less than $0.1 million.

Montpelier’s consolidated income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current tax provision (benefit):
Bermuda	$—	$—	$—
U.S. Federal	—	—	—
U.S. state	—	—	0.1
Non-U.S. (U.K. and Switzerland)	—	—	(1.3)
Current tax benefit	$—	$—	$(1.2)

Deferred tax provision (benefit):
Bermuda	$—	$—	$—
U.S. Federal	—	—	—
U.S. state	—	—	—
Non-U.S. (U.K. and Switzerland)	(0.6)	(1.3)	2.3
Deferred tax provision (benefit)	$(0.6)	$(1.3)	$2.3
Total income tax provision (benefit)	$(0.6)	$(1.3)	$1.1

During 2010 Montpelier re-characterized an existing intercompany loan among two of its wholly-owned subsidiaries as a contribution of capital.  In connection with this re-characterization, Montpelier recorded a one-time $1.0 million income tax benefit representing: (i) current and prior year reversals of U.K. deferred income tax provisions; and (ii) the amended treatment of foreign exchange gains experienced while the loan was outstanding.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.  An outline of the significant components of Montpelier’s deferred tax assets and liabilities follows:

	December 31,
	2011	2010
Deferred tax assets relating to:

U.S. net operating loss carryforwards	$12.9	$15.7
Non-U.S. net operating loss carryforwards	2.3	2.0
Share-based compensation	1.1	1.9
Net unearned premiums and deferred acquisition costs	—	0.4
Other items	1.5	3.7
Total gross deferred tax assets	17.8	23.7
Less: deferred tax asset valuation allowances	(17.8)	(21.4)
Total net deferred tax assets included in other assets	$—	$2.3

Deferred tax liabilities related to:

Deferred U.K. premium income	$—	$2.9
Other items	—	—
Total deferred tax liabilities included in other liabilities	$—	$2.9

Montpelier experienced a $6.6 million reduction in its gross deferred tax asset during 2011 in connection with the MUSIC Sale.

The Company established a deferred tax asset valuation allowance at December 31, 2011 and 2010 of $17.8 million and $21.4 million, respectively.  The deferred tax asset valuation allowances established reflect the inception-to-date losses incurred by its U.S. and U.K. operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize its deferred tax asset balances.

A reconciliation of actual income taxes to the amount calculated using the expected tax rate of zero under Bermuda law is as follows:

	Year Ended December 31,
	2011	2010	2009
Income (loss) before income taxes	$(115.8)	$210.7	$464.6

Income taxes at the expected income tax rate of Bermuda	$—	$—	$—

Foreign tax provision (benefit) at actual rates:
U.S.	$—	$—	$0.1
Non-U.S. (U.K. and Switzerland)	(0.6)	(1.3)	1.0

Total income tax provision (benefit)	$(0.6)	$(1.3)	$1.1

Effective income tax rate	0.5%	(0.6)%	0.2%

The components of the Company’s income (loss) before income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic:
Bermuda	$(105.5)	$226.6	$481.5

Foreign:
U.S.	7.7	(14.6)	(19.0)
Non-U.S. (U.K. and Switzerland)	(18.0)	(1.3)	2.1

Income (loss) before income taxes	$(115.8)	$210.7	$464.6

During the years ended December 31, 2011, 2010 and 2009, Montpelier paid (received) total income taxes of zero million, $(0.5) million and $0.5 million, respectively.

Montpelier believes that its material tax positions have a greater than 50% likelihood of being sustained on technical merits if challenged.

NOTE 11. Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its assets and liabilities that constitute financial instruments on its consolidated balance sheets at fair value with the exception of its Senior Notes and its Trust Preferred Securities. The Senior Notes are fixed-rate debt and the Trust Preferred Securities are floating-rate debt. See Note 6.

At December 31, 2011 and 2010 the fair value of the Senior Notes (based on quoted market prices) was $237.2 million and $236.6 million, respectively, which compared to a carrying value of $227.8 million and $227.7 million, respectively.  At December 31, 2011 and 2010, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $76.0 million and $90.0 million, respectively, which compared to a carrying value of $100.0 million.

NOTE 12. Segment Reporting

During each of the years presented, the Company operated through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC. The Montpelier Bermuda segment includes the assets and operations of Montpelier Re, the Montpelier Syndicate 5151 segment includes the assets and operations of MCL, Syndicate 5151, MUAL, PUAL, MUSL, MEAG and MUI, and the MUSIC segment includes Montpelier’s assets and operations relating to MUSIC.  The segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC prior to the effects of intercompany quota share reinsurance agreements among them.

The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Board and senior management.

The Company, certain intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services are collectively referred to as “Corporate and Other”.

In connection with the MUSIC Sale, the future cash flows associated with Montpelier’s significant continuing involvement with MUSIC will continue into 2012 and beyond and such future cash flows, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within the MUSIC segment.  See Note 2.

The following table summarizes Montpelier’s identifiable assets by segment as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Montpelier Bermuda	$2,962.6	$2,792.6
Montpelier Syndicate 5151	423.5	310.0
MUSIC	75.3	101.1
Corporate and Other, including intercompany eliminations	38.1	15.7

Total assets	$3,499.5	$3,219.4

A summary of Montpelier’s statements of operations by segment for the years ended December 31, 2011, 2010 and 2009 follows:

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5
Ceded reinsurance premiums	(78.4)	(29.5)	(7.8)	14.2	(101.5)
Net insurance and reinsurance premiums written	368.1	204.0	51.9	—	624.0
Change in net unearned ins. and reins. premiums	9.9	(9.5)	(1.7)	—	(1.3)
Net insurance and reinsurance premiums earned	378.0	194.5	50.2	—	622.7

Loss and LAE	(373.8)	(196.2)	(42.1)	—	(612.1)
Insurance and reinsurance acquisition costs	(53.6)	(40.5)	(11.3)	—	(105.4)
General and administrative expenses	(37.9)	(28.0)	(8.7)	(24.0)	(98.6)
Underwriting loss	(87.3)	(70.2)	(11.9)	(24.0)	(193.4)
Net investment income	64.3	2.4	2.0	—	68.7
Other revenue	0.2	0.3	—	—	0.5
Gain on MUSIC Sale	—	—	—	11.1	11.1
Net investment and foreign exchange gains	24.4	(4.1)	0.8	(0.1)	21.0
Net expense from derivative instruments	(4.7)	1.6	—	—	(3.1)
Interest and other financing expenses	(1.3)	(0.2)	—	(19.1)	(20.6)
Loss before income taxes	$(4.4)	$(70.2)	$(9.1)	$(32.1)	$(115.8)

Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0
Ceded reinsurance premiums	(41.7)	(21.5)	(1.7)	13.7	(51.2)
Net insurance and reinsurance premiums written	412.4	209.8	46.6	—	668.8
Change in unearned ins. and reins. premiums	1.5	(34.8)	(10.1)	—	(43.4)
Net insurance and reinsurance premiums earned	413.9	175.0	36.5	—	625.4

Loss and LAE	(153.4)	(121.5)	(27.4)	—	(302.3)
Insurance and reinsurance acquisition costs	(56.0)	(34.4)	(8.3)	—	(98.7)
General and administrative expenses	(39.2)	(35.6)	(10.5)	(26.8)	(112.1)
Underwriting income	165.3	(16.5)	(9.7)	(26.8)	112.3
Net investment income	69.9	1.9	2.2	—	74.0
Other revenue	0.7	—	—	0.1	0.8
Investment and foreign exchange gains	51.1	5.1	0.6	(3.9)	52.9
Net expense from derivative instruments	(4.9)	0.2	—	—	(4.7)
Interest and other financing expenses	(1.4)	(0.7)	—	(22.5)	(24.6)
Income before income taxes	$280.7	$(10.0)	$(6.9)	$(53.1)	$210.7

Year Ended December 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$452.4	$167.3	$24.3	$(9.1)	$634.9
Ceded reinsurance premiums	(24.8)	(16.4)	(0.6)	9.1	(32.7)
Net insurance and reinsurance premiums written	427.6	150.9	23.7	—	602.2
Change in unearned ins. and reins. premiums	(1.6)	(17.8)	(9.6)	—	(29.0)
Net insurance and reinsurance premiums earned	426.0	133.1	14.1	—	573.2

Loss and LAE	(64.4)	(64.6)	(9.7)	—	(138.7)
Insurance and reinsurance acquisition costs	(54.2)	(22.9)	(3.4)	—	(80.5)
General and administrative expenses	(62.2)	(38.5)	(9.0)	(27.4)	(137.1)
Underwriting income	245.2	7.1	(8.0)	(27.4)	216.9
Net investment income	77.9	0.7	2.2	0.2	81.0
Other revenue	0.5	—	—	—	0.5
Gain on early extinguishment of debt	—	—	—	5.9	5.9
Investment and foreign exchange gains	181.5	(2.4)	2.2	(2.0)	179.3
Net income from derivative instruments	7.3	—	—	—	7.3
Interest and other financing expenses	(1.5)	(1.9)	—	(22.9)	(26.3)
Income before income taxes	$510.9	$3.5	$(3.6)	$(46.2)	$464.6

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the years ended December 31, 2011, 2010 and 2009:

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$289.4	$33.1	$—	$(12.7)	$309.8
Property Specialty - Treaty	45.0	9.2	—	—	54.2
Other Specialty - Treaty	77.7	76.7	—	(0.3)	154.1
Property and Specialty Individual Risk	34.4	114.5	59.7	(1.2)	207.4
Total gross premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5

Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$268.0	$36.3	$—	$(12.4)	$291.9
Property Specialty - Treaty	46.2	23.1	—	—	69.3
Other Specialty - Treaty	104.7	66.2	—	—	170.9
Property and Specialty Individual Risk	35.2	105.7	48.3	(1.3)	187.9
Total gross premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0

Year Ended December 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$271.1	$32.9	$—	$(8.6)	$295.4
Property Specialty - Treaty	68.9	27.7	—	—	96.6
Other Specialty - Treaty	71.2	49.7	—	—	120.9
Property and Specialty Individual Risk	41.2	57.0	24.3	(0.5)	122.0
Total gross premiums written	$452.4	$167.3	$24.3	$(9.1)	$634.9

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Year Ended December 31,
	2011		2010		2009

U.S. and Canada	$336.3	46%	$356.4	49%	$353.6	56%
Worldwide (1)	239.2	33	192.2	27	118.0	19
Worldwide, excluding U.S. and Canada (2)	38.3	5	26.5	4	37.7	6
Western Europe, excluding the U.K. and Ireland	27.8	4	40.8	6	32.2	5
Japan	23.6	3	19.0	3	22.4	3
U.K. and Ireland	18.9	3	36.7	5	25.0	4
Other	41.4	6	48.4	6	46.0	7
Total gross premiums written	$725.5	100%	$720.0	100%	$634.9	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the years ended December 31, 2011, 2010 and 2009:

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$220.6	$30.9	$—	$(9.1)	$242.4
Property Specialty - Treaty	48.3	8.7	—	1.3	58.3
Other Specialty - Treaty	78.5	60.8	—	4.7	144.0
Property and Specialty Individual Risk	30.6	94.1	50.2	3.1	178.0
Total net premiums earned	$378.0	$194.5	$50.2	$—	$622.7

Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$258.2	33.5	$—	$(8.2)	$283.5
Property Specialty - Treaty	47.6	22.3	—	1.7	71.6
Other Specialty - Treaty	75	47.3	—	3.9	126.2
Property and Specialty Individual Risk	33.1	71.9	36.5	2.6	144.1
Total net premiums earned	$413.9	175.0	$36.5	$—	$625.4

Year Ended December 31, 2009	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$249.9	34.5	$—	$(5.1)	$279.3
Property Specialty - Treaty	68.4	29.3	—	1.8	99.5
Other Specialty - Treaty	72.6	30.9	—	1.8	105.3
Property and Specialty Individual Risk	35.1	38.4	14.1	1.5	89.1
Total net premiums earned	$426.0	133.1	$14.1	$—	$573.2

(1)          Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Year Ended December 31,
	2011		2010		2009

U.S. and Canada	$313.6	50%	$340.0	54%	$329.7	58%
Worldwide (1)	162.8	26	125.1	20	90.4	16
Worldwide, excluding U.S. and Canada (2)	33.8	5	31.8	5	35.5	6
Western Europe, excluding the U.K. and Ireland	29.6	5	40.1	7	31.1	5
U.K. and Ireland	26.1	4	29.2	5	23.7	4
Japan	22.9	4	20.6	3	22.5	4
Other	33.9	6	38.6	6	40.3	7
Total net earned premiums	$622.7	100%	$625.4	100%	$573.2	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 13.      Regulatory Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers.  Montpelier Re is regulated by the Bermuda Monetary Authority (the “BMA”).  Syndicate 5151, MUAL and PUAL are regulated by the U.K. Financial Services Authority (the “FSA”) and Syndicate 5151, MUAL and MCL are also regulated by the Council of Lloyd’s.  MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151.  MEAG is registered with the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

Montpelier Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”) as a Class 4 insurer. Under the Insurance Act, Montpelier Re is required to annually prepare and file statutory and GAAP financial statements and a statutory financial return. The Insurance Act also requires Montpelier Re to maintain minimum levels of statutory capital and surplus, to maintain minimum liquidity ratios and to meet minimum solvency margins.  For all periods presented herein, Montpelier Re satisfied these requirements.

The Bermuda risk-based regulatory capital adequacy and solvency requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”), provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure. For the year ended December 31, 2010 Montpelier Re satisfied the BMA’s BSCR requirements. Management currently expects that Montpelier Re will also satisfy these requirements for the year ended December 31, 2011, although the 2011 BSCR information will not be finalized and filed with the BMA until April 2012.

Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s or reinsurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions. Montpelier Re intends to use its own internal model, rather than the BSCR model, once it is approved by the BMA.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re in any year which would exceed 25% of its prior year statutory capital and surplus or reduce its prior year statutory capital by 15% or more, without the prior approval of the BMA.

The Insurance Act contains provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.

The BMA has issued the Insurance (Group Supervision) Rules 2011 (the “Group Supervision Rules”) and the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 (the “Group Solvency Rules”) each effective December 31, 2011. The Group Supervision Rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group; and supervisory reporting and disclosures of the insurance group.  The Group Solvency Rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group.

In 2011 the Company was notified that the BMA had determined that it would be Montpelier’s group supervisor.

The Bermuda Companies Act 1981 also limits the Company’s and Montpelier Re’s ability to pay dividends and distributions to its shareholders. Neither the Company nor Montpelier Re is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than its liabilities.

U.K. Regulation

Syndicate 5151 is managed by MUAL.  Syndicate 5151 and MUAL are subject to regulation by the FSA under the Financial Services and Markets Act 2000 and by the Council of Lloyd’s.

The FSA has announced that it will eventually be replaced by two new regulators:

•                              the Prudential Regulation Authority (the “PRA”), which will be a subsidiary of the Bank of England, will be responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers and investment banks, and

•                              the Financial Conduct Authority (the “FCA”) will be responsible for regulation of conduct in retail, as well as wholesale, financial markets and the infrastructure that supports those markets. The FCA will also have responsibility for the prudential regulation of firms that do not fall under the PRA’s scope.

These changes were initiated in April 2011 when the FSA replaced its current Supervision and Risk business units with a Prudential Business Unit and a Conduct of Business Unit.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of December 31, 2011 was fulfilled through the Lloyd’s Capital Trust. See Note 5.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds.  Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of December 31, 2011, Syndicate 5151 held $126.8 million in cash and cash equivalents and $116.4 million in investment securities, within the Premiums Trust Funds.  As of December 31, 2010, Syndicate 5151 held $59.7 million in cash and cash equivalents and $127.9 million in investment securities within the Premiums Trust Funds.

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary.

NOTE 14.  Related Party Transactions

KVO Capital Management, LLC (“KVO”)

In April 2008 the Company entered into a Letter Agreement with Kernan V. Oberting, the Company’s former Chief Financial Officer, setting forth the terms of his voluntary departure as a full-time employee, effective May 1, 2008, in order to establish KVO, an investment advisory company.  The Letter Agreement provided, among other things, for the Company to enter into a Consulting Agreement with Mr. Oberting and KVO and an Investment Management Agreement with KVO (the “Consulting Agreement” and “IMA”, respectively).

Pursuant to the Consulting Agreement, KVO was to provide capital management and consulting services to the Company for an initial period from May 1, 2008 to December 31, 2010. The Consulting Agreement provided KVO with a monthly consulting fee equal to 0.0025% of the Company’s consolidated total invested assets at the end of each month.

Pursuant to the IMA, KVO was to provide the Company with discretionary investment management services for an initial period from May 1, 2008 to December 31, 2010.  The IMA provided KVO with a monthly management fee equal to 0.0833% of the net asset value of Montpelier Re’s investment account, which initially consisted of cash and securities in an aggregate amount equal to $100.0 million (the “Investment Account”).  The IMA also provided KVO with the opportunity to receive an annual incentive fee equal to 15% of the Net Profits of the Investment Account (as defined in the Consulting Agreement).

In July 2010 the Company and KVO mutually agreed to: (i) amend the IMA (the “IMA Amendment”); (ii) reduce the Investment Account; (iii) permit Montpelier Re to make a $25.0 million investment in the KVO Offshore Fund Ltd. (the “KVO Fund”); and (iv) terminate the Consulting Agreement with immediate effect.

Under the IMA Amendment, KVO was entitled to receive the same monthly management fee on the investment Account as specified in the IMA through December 31, 2010, calculated as if no withdrawals were made during 2010 other than the $25.0 million investment in the KVO Fund. In addition, KVO remained entitled to an annual incentive fee equal to 15% of the Net Profits of the Investment Account through the date the Investment Account was formally liquidated.

During 2010 Montpelier Re withdrew $87.0 million in cash and investments from the Investment Account and re-invested $25.0 million of such assets into the KVO Fund.  During 2011  Montpelier Re withdrew a further $73.0 million in cash and investments from the Investment Account and transferred the remainder of the Investment Account ($7.7 million) into the KVO Fund.

Montpelier Re’s investment in the KVO Fund is subject to the same management fee and annual incentive fee as the IMA.  Half of the KVO Fund investment is subject to a one-year lock-up and the other half is subject to a three-year lock-up, each subject to early redemption fee equal to 5% of the amount redeemed.

During the years ended December 31, 2011, 2010 and 2009, Montpelier paid KVO a total of $0.4 million, $2.2 million and $2.0 million, respectively, for  managing the Investment Account and the KVO Fund and for services provided under the Consulting Agreement.  At December 31, 2011 and 2010, Montpelier owed KVO zero and $0.1 million, respectively, for such services provided.

With respect to the years ended December 31, 2011 and 2010, and the period from May 1, 2008 to December 31, 2009, KVO earned incentive fees of $0.1 million, $2.0 million and $9.8 million, respectively.  During the years ended December 31, 2011, 2010 and 2009, Montpelier paid KVO incentive fees of $2.1 million, $9.8 million and zero, respectively.

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

NOTE 15.  Commitments and Contingent Liabilities

Commitments

As of December 31, 2011, Montpelier had unfunded commitments to invest $14.2 million into three separate private investment funds.

Montpelier’s letter of credit facilities and trust arrangements are secured by collateral accounts containing cash, cash equivalents and investments that are required to be maintained at specified levels. See Note 6.

Montpelier leases office space and computer equipment under noncancellable operating leases that expire on various dates. Montpelier also has various other operating lease obligations that are immaterial in the aggregate.

Future annual minimum commitments under existing noncancellable leases for office space are $4.9 million, $4.4 million, $3.9 million, $3.7 million and $2.2 million for 2012, 2013, 2014, 2015, and 2016 & beyond, respectively.

Future annual minimum commitments under existing noncancellable leases for computer equipment are $1.3 million, $0.5 million and zero million for 2012, 2013 and 2014 & beyond, respectively.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders.  The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2011).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.  Montpelier estimates that its 2012 obligation to the Central Fund will be approximately $0.8 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2012) and an overseas business charge, levied as a percentage of gross international premiums (that is, premiums on business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.  Montpelier estimates that its 2012 obligation to Lloyd’s for such charges will be approximately $2.0 million.

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve insurance or reinsurance contract disputes which are typical for the insurance and reinsurance industry.  Montpelier’s estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and loss adjustment expenses on its consolidated statements of operations and are included within loss and loss adjustment expense reserves on its consolidated balance sheets.

During 2011, Montpelier Re was named in a series of lawsuits filed by a group of plaintiffs in their capacity as trustees for senior debt issued by Tribune on behalf of various senior debt holders.  See Note 5.

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at December 31, 2011.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier believes that there are no significant concentrations of credit risk from a single issue or issuer within its investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Montpelier did not own an aggregate investment in a single entity, other than U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at December 31, 2011.

In accordance with its investment controls and guidelines, Montpelier routinely monitors the credit quality of its fixed maturity investments, including those involving investments in: (i) European sovereign nations; (ii) Alternative A, subprime and commercial mortgage-backed securities; (iii) non-agency collateralized residential mortgage obligations; and (iv) those securities that benefit from credit enhancements provided by third-party financial guarantors.

Certain of Montpelier’s derivative securities are subject to counterparty risk. Montpelier routinely monitors this risk.

Montpelier underwrites the majority of its business through independent insurance and reinsurance brokers. Credit risk exists to the extent that any of these brokers may be unable to fulfill their contractual obligations to Montpelier.  For example, Montpelier is frequently required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with Montpelier. In some jurisdictions, if a broker fails to make such a payment, Montpelier might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to Montpelier for those amounts, whether or not the premiums have actually been received.

Montpelier remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  Montpelier would also be liable in the event that its ceding companies were unable to collect amounts due from underlying third-party reinsurers.

Under Montpelier’s reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed.  Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

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

The Audit Committee of the Board, which is comprised entirely of independent, qualified directors, is responsible for the oversight of our accounting policies, financial reporting and internal control, including the appointment and compensation of our independent registered public accounting firm. The Audit Committee meets periodically with management, our independent registered public accounting firm and our internal auditors to ensure they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing our financial reports.  Our independent registered public accounting firm and internal auditors have full and unlimited access to the Audit Committee, with or without management present, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to their attention.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.  Management has reviewed the results of its assessment with the Audit Committee.

PricewaterhouseCoopers, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 as stated in their report which appears on page F-44.

February 24, 2012

/s/ Christopher L. Harris	/s/ Michael S. Paquette
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer & Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
February 24, 2012

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2011 and 2010 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2011 Three Months Ended				2010 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net premiums earned	$148.3	$155.9	$152.4	$166.1	$162.2	$156.4	$148.3	$158.5
Net investment income	17.1	17.0	17.1	17.5	16.5	18.7	20.3	18.5
Net realized and unrealized investment gains (losses)	31.5	(31.3)	9.4	16.6	(16.2)	29.4	8.6	28.8
Net foreign exchange gains (losses)	(1.4)	(4.1)	2.3	(2.0)	5.0	(3.9)	(5.9)	7.1
Net income (expense) from derivatives	(0.1)	(6.3)	3.9	(0.6)	(0.5)	3.9	(5.2)	(2.9)
Gain on MUSIC Sale (See Note 2)	11.1	—	—	—	—	—	—	—
Other revenue	0.2	0.2	0.1	—	0.5	0.1	—	0.2
Total revenues	206.7	131.4	185.2	197.6	167.5	204.6	166.1	210.2

Underwriting expenses	173.4	189.4	156.2	297.1	120.1	108.5	88.8	195.7
Interest and other financing charges	4.9	4.9	4.9	5.9	6.0	6.0	6.1	6.5
Total expenses	178.3	194.3	161.1	303.0	126.1	114.5	94.9	202.2

Income (loss) before income taxes	28.4	(62.9)	24.1	(105.4)	41.4	90.1	71.2	8.0
Income tax benefit (provision)	—	—	(0.5)	1.1	0.8	(0.1)	(1.3)	1.9
Net income (loss)	28.4	$(62.9)	$23.6	$(104.3)	$42.2	$90.0	$69.9	$9.9
Dividends declared on Preferred Shares	(3.4)	(3.3)	(2.4)	—	—	—	—	—
Net income (loss) available to common shareholders	$25.0	$(66.2)	$21.2	$(104.3)	$42.2	$90.0	$69.9	$9.9

Amounts per Common Share:
Basic and diluted earnings (loss)	$0.40	$(1.07)	$0.33	$(1.67)	$0.63	$1.27	$0.96	$0.13
Fully converted book value	22.71	22.26	23.36	23.10	24.61	23.76	22.31	21.36
Fully converted tangible book value	22.71	22.18	23.29	23.03	24.53	23.69	22.24	21.29

SCHEDULE I

MONTPELIER RE HOLDINGS LTD.

SUMMARY OF INVESTMENTS  —  OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2011

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
Bonds:
Corporate bonds and asset-backed securities	$1,719.4	$1,737.3	$1,737.3
U.S. Government and government agencies and authorities (1)	546.9	560.4	560.4
Foreign governments and their agencies	46.2	46.8	46.8
Convertibles and bonds with warrants attached	46.6	45.7	45.7
Total fixed maturities	2,359.1	2,390.2	2,390.2

Equity securities:
Banks, trust and insurance companies	36.9	33.0	33.0
Public utilities	16.5	24.4	24.4
Industrial, miscellaneous and other	25.9	38.7	38.7
Total equity securities	79.3	96.1	96.1

Other investments	100.0	102.4	102.4
Total investments	$2,538.4	$2,588.7	$2,588.7

(1)          Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions	2011	2010
Assets:
Cash and cash equivalents	$3.3	$6.1
Intercompany receivables	147.0	7.3
Other assets	0.7	1.3
Investments in subsidiaries and affiliates, on the equity method of accounting	1,845.0	1,975.0
Total Assets	$1,996.0	$1,989.7
Liabilities:
Debt	$327.8	$327.7
Intercompany payables	101.5	13.2
Accounts payable and other liabilities	17.4	20.0
Total Liabilities	446.7	360.9

Shareholders’ Equity:
Common shareholders’ equity	1,399.3	1,628.8
Preferred shareholders’ equity	150.0	—
Total Shareholders’ Equity	1,549.3	1,628.8
Total Liabilities and Shareholders’ Equity	$1,996.0	$1,989.7

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2011	2010	2009
Revenues	$—	$—	$5.9
Expenses	(43.1)	(48.7)	(50.5)
Parent only net loss	(43.1)	(48.7)	(44.6)
Equity in earnings (losses) of subsidiaries and affiliates	(72.1)	260.7	508.1
Net income (loss)	(115.2)	212.0	463.5
Dividends declared on Preferred Shares	(9.1)	—	—
Net income (loss) available to common shareholders	$(124.3)	$212.0	$463.5
Net income (loss)	$(115.2)	$212.0	$463.5
Other comprehensive income (loss) items	2.1	(3.3)	0.3
Comprehensive income (loss)	$(113.1)	$208.7	$463.8

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2011	2010	2009
Cash flows from operations:
Net (loss) income	$(115.2)	$212.0	$463.5
Charges (credits) to reconcile net income (loss) to net cash from operations:
Gain on early extinguishment of debt	—	—	(5.9)
Equity in losses (earnings) of subsidiaries and affiliates	72.1	(260.7)	(508.1)
Dividends received from subsidiaries and affiliates	66.5	390.6	106.7
Expense recognized for RSUs	7.5	13.5	14.8
Net amortization and depreciation of assets and liabilities	0.4	1.1	1.2
Net change in other assets and other liabilities	(54.3)	(39.2)	36.5
Net cash (used for) provided from operations	(23.0)	317.3	108.7
Cash flows from investing activities:
Contributions of capital made to subsidiaries	(6.5)	(6.0)	(10.8)
Returns of capital received from subsidiaries and affiliates	—	0.2	15.0
Net acquisitions of capitalized assets	—	—	(0.6)
Net cash (used for) provided from investing activities	(6.5)	(5.8)	3.6
Cash flows from financing activities:
Repurchases of debt	—	(1.0)	(15.1)
Repurchases of Common Shares	(87.9)	(288.6)	(112.6)
Net proceeds from issuance of Preferred Shares	145.4	—	—
Dividends paid on Common Shares	(25.0)	(26.2)	(26.2)
Dividends paid on Preferred Shares	(5.8)	—	—
Settlement of Forward Sale Agreements	—	—	32.0
Net cash provided from (used for) financing activities	26.7	(315.8)	(121.9)
Net decrease in cash and cash equivalents during the year	(2.8)	(4.3)	(9.6)
Cash and cash equivalents - beginning of year	6.1	10.4	20.0
Cash and cash equivalents - end of year	$3.3	$6.1	$10.4

SCHEDULE III

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Unearned premiums (2)	Other policy claims and benefits payable	Net premiums earned	Net investment income (3)	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses (4)	Net premiums written

December 31, 2011:

Montpelier Bermuda	$16.2	$716.9	$130.6	$—	$378.0	$64.3	$373.8	$53.6	$37.9	$368.1
Montpelier Syndicate 5151	26.2	341.6	114.0	—	194.5	2.4	196.2	40.5	28.0	204.0
MUSIC	8.5	38.3	24.8	—	50.2	2.0	42.1	11.3	8.7	51.9

December 31, 2010:

Montpelier Bermuda	$18.9	$583.1	$140.1	$—	$413.9	$69.9	$153.4	$56.0	$39.2	$412.4
Montpelier Syndicate 5151	21.5	166.4	104.7	—	175.0	1.9	121.5	34.4	35.6	209.8
MUSIC	4.6	35.1	24.0	—	36.5	2.2	27.4	8.3	10.5	46.6

December 31, 2009:

Montpelier Bermuda	$19.8	$569.4	$131.9	$—	$426.0	$77.9	$64.4	$54.2	$62.2	$427.6
Montpelier Syndicate 5151	15.8	96.0	73.0	—	133.1	0.7	64.6	22.9	38.5	150.9
MUSIC	2.6	15.4	13.4	—	14.1	2.2	9.7	3.4	9.0	23.7

(1)                    Excludes inter-segment eliminations relating to reserves for unpaid claims and claims adjustment expenses of $19.7 million for 2011.

(2)                    Excludes inter-segment eliminations relating to unearned premiums of $3.5 million, $4.8 million and $2.9 million for 2011, 2010 and 2009, respectively.

(3)                    Excludes $0.2 million of net investment income earned within Montpelier’s Corporate and Other operations for 2009.

(4)                    Excludes $24.0 million, $26.8 million and $27.4 million of other underwriting expenses incurred within Montpelier’s Corporate and Other operations for 2011, 2010 and 2009, respectively.

SCHEDULE IV

MONTPELIER RE HOLDINGS LTD.

REINSURANCE

($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Net premiums written by segment	Direct amount	Ceded to other companies (1)	Assumed from other companies (1)	Net amount	Percentage of amount assumed to net

December 31, 2011:

Montpelier Bermuda	$18.4	$(78.4)	$428.1	$368.1	116%
Montpelier Syndicate 5151	88.2	(29.5)	145.3	204.0	71%
MUSIC	59.7	(7.8)	—	51.9	—%

December 31, 2010:

Montpelier Bermuda	$20.4	$(41.7)	$433.7	$412.4	105%
Montpelier Syndicate 5151	69.5	(21.5)	161.8	209.8	77%
MUSIC	48.3	(1.7)	—	46.6	—%

December 31, 2009:

Montpelier Bermuda	$26.3	$(24.8)	$426.1	$427.6	100%
Montpelier Syndicate 5151	23.7	(16.4)	143.6	150.9	95%
MUSIC	24.3	(0.6)	—	23.7	—%

(1) Excludes eliminations relating to inter-segment reinsurance of $14.2 million, $13.7 million and $9.1 million for 2011, 2010 and 2009, respectively.

SCHEDULE VI

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves for					Claims and claims
	Deferred	unpaid claims	Discount, if				adjustment expenses		Amortization	Paid claims
	policy	and claims	any,		Net	Net	incurred related to		of policy	and claims	Net
	acquisition	adjustment	deducted in	Unearned	premiums	investment	current	prior	acquisition	adjustment	premiums
	costs	expenses (1)	Column C	premiums (2)	earned	income (3)	year	year	costs	expenses	written
Montpelier Bermuda:
2011	$16.2	$716.9	$—	$130.6	$378.0	$64.3	$421.8	$(48.0)	$53.6	$247.0	$368.1
2010	18.9	583.1	—	140.1	413.9	69.9	242.3	(89.0)	56.0	130.6	412.4
2009	19.8	569.4	—	131.9	426.0	77.9	133.0	(68.6)	54.2	194.0	427.6

Montpelier Syndicate 5151:
2011	$26.2	$341.6	$—	$114.0	$194.5	$2.4	$234.5	$(38.3)	$40.5	$52.8	$204.0
2010	21.5	166.4	—	104.7	175.0	1.9	141.0	(19.5)	34.4	51.2	209.8
2009	15.8	96.0	—	73.0	133.1	0.7	72.1	(7.5)	22.9	17.4	150.9

MUSIC:
2011	$8.5	$38.3	$—	$24.8	$50.2	$2.0	$45.1	$(3.0)	$11.3	$18.3	$51.9
2010	4.6	35.1	—	24.0	36.5	2.2	28.3	(0.9)	8.3	7.5	46.6
2009	2.6	15.4	—	13.4	14.1	2.2	9.3	0.4	3.4	1.6	23.7

(1)                    Excludes inter-segment eliminations relating to reserves for unpaid claims and claims adjustment expenses of $19.7 million for 2011.

(2)                    Excludes inter-segment eliminations relating to unearned premiums of $3.5 million, $4.8 million and $2.9 million for 2011, 2010 and 2009, respectively.

(3)                    Excludes $0.2 million of net investment income earned within Montpelier’s Corporate and Other operations for 2009.