Form 10-Q
period 2012-03-31
MONTPELIER RE HOLDINGS LTD
filed 2012-05-04
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the registrant had 57,897,716 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except share amounts)	2012	2011
Assets
Fixed maturity investments, at fair value (amortized cost: $2,491.6 and $2,359.1)	$2,544.8	$2,390.2
Equity securities, at fair value (cost: $38.7 and $79.3)	39.8	96.1
Other investments (cost: $89.6 and $100.0)	94.9	102.4
Total investments	2,679.5	2,588.7
Cash and cash equivalents	438.8	340.3
Restricted cash	83.0	128.4
Reinsurance recoverable on unpaid losses	71.1	77.7
Reinsurance recoverable on paid losses	3.2	7.7
Insurance and reinsurance premiums receivable	287.1	213.4
Unearned reinsurance premiums ceded	38.2	22.0
Deferred insurance and reinsurance acquisition costs	56.9	50.9
Accrued investment income	18.4	16.2
Unsettled sales of investments	106.4	33.9
Other assets	21.0	20.3
Total Assets	$3,803.6	$3,499.5
Liabilities
Loss and loss adjustment expense reserves	$1,035.7	$1,077.1
Debt	327.9	327.8
Unearned insurance and reinsurance premiums	344.7	265.9
Insurance and reinsurance balances payable	68.9	44.0
Liability for investment securities sold short	104.3	136.3
Unsettled purchases of investments	275.2	69.9
Accounts payable, accrued expenses and other liabilities	31.8	29.2
Total Liabilities	2,188.5	1,950.2

Commitments and Contingent Liabilities (See Note 11)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares at par value - issued 60,310,792 and 62,260,930 shares	0.1	0.1
Additional paid-in capital	1,129.9	1,165.6
Treasury shares at cost: 1,387,287 and 1,396,756 shares	(21.8)	(22.0)
Retained earnings	360.6	259.7
Accumulated other comprehensive loss	(3.7)	(4.1)
Total Shareholders’ Equity	1,615.1	1,549.3
Total Liabilities and Shareholders’ Equity	$3,803.6	$3,499.5

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods Ended
	March 31,
(In millions of U.S. dollars, except per share amounts)	2012	2011
Revenues
Gross insurance and reinsurance premiums written	$259.7	$254.1
Ceded reinsurance premiums	(39.7)	(27.6)
Net insurance and reinsurance premiums written	220.0	226.5
Change in net unearned insurance and reinsurance premiums	(59.5)	(60.4)
Net insurance and reinsurance premiums earned	160.5	166.1
Net investment income	17.6	17.5
Net realized and unrealized investment gains	32.4	16.6
Net foreign exchange losses	(2.6)	(2.0)
Net income (expense) from derivative instruments	1.5	(0.6)
Other revenue	0.5	—
Total revenues	209.9	197.6
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	44.0	248.4
Insurance and reinsurance acquisition costs	24.8	24.7
General and administrative expenses	25.7	24.0
Non-underwriting expenses:
Interest and other financing expenses	5.0	5.9
Total expenses	99.5	303.0
Income (loss) before income taxes	110.4	(105.4)
Income tax benefit	—	1.1

Net income (loss)	110.4	(104.3)

Dividends declared on Preferred Shares	(3.3)	—

Net income (loss) available to common shareholders	$107.1	$(104.3)

Net income (loss)	$110.4	$(104.3)
Net change in foreign currency translation	0.4	0.5

Comprehensive income (loss)	$110.8	$(103.8)

Per share data:
Basic and diluted earnings (loss) per Common Share	$1.74	$(1.67)
Dividends declared per Common Shares	0.105	0.100

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Month Periods Ended March 31, 2012 and 2011

Unaudited

							Accum.
							other
	Total		Common	Additional	Common		compreh-
	shareholders’	Preferred	Shares at	paid-in	Shares held	Retained	ensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss
Opening balances at January 1, 2012	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)

Net income	110.4	—	—	—	—	110.4	—
Other comprehensive income	0.4	—	—	—	—	—	0.4
Repurchases of Common Shares	(37.3)	—	—	(37.3)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(0.2)	0.2	—	—
Expense recognized for RSUs	1.8	—	—	1.8	—	—	—
Dividends declared on Common Shares	(6.2)	—	—	—	—	(6.2)	—
Dividends declared on Preferred Shares	(3.3)	—	—	—	—	(3.3)	—

Ending balances at March 31, 2012	$1,615.1	$150.0	$0.1	$1,129.9	$(21.8)	$360.6	$(3.7)

							Accum.
							other
	Total		Common	Additional	Common		compreh-
	shareholders’	Preferred	Shares at	paid-in	Shares held	Retained	ensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss
Opening balances at January 1, 2011	$1,628.8	$—	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)

Net loss	(104.3)	—	—	—	—	(104.3)	—
Other comprehensive income	0.5	—	—	—	—	—	0.5
Repurchases of Common Shares	(47.4)	—	—	(47.4)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(2.4)	2.4	—	—
Expense recognized for RSUs	1.4	—	—	1.4	—	—	—
RSUs withheld for income taxes	(0.7)	—	—	(0.7)	—	—	—
Dividends declared on Common Shares	(6.2)	—	—	—	—	(6.2)	—

Ending balances at March 31, 2011	$1,472.1	$—	$0.1	$1,209.6	$(30.3)	$298.4	$(5.7)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Month Periods Ended
	March 31,
(In millions of U.S. dollars)	2012	2011
Cash flows from operations:
Net income (loss)	$110.4	$(104.3)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Net realized and unrealized investment gains	(32.4)	(16.6)
Net realized and unrealized (gains) losses on investment-related derivative instruments	(1.7)	0.6
Net amortization and depreciation of assets and liabilities	3.6	5.3
Expense recognized for RSUs	1.8	1.4
Net change in:
Loss and loss adjustment expense reserves	(49.9)	200.4
Reinsurance recoverable on paid and unpaid losses	17.5	8.3
Unearned insurance and reinsurance premiums	75.6	72.3
Insurance and reinsurance balances payable	24.3	11.3
Unearned reinsurance premiums ceded	(16.0)	(11.9)
Deferred insurance and reinsurance acquisition costs	(5.3)	(6.6)
Insurance and reinsurance premiums receivable	(71.3)	(75.6)
Other assets	(1.1)	2.2
Accounts payable, accrued expenses and other liabilities	(7.4)	(19.5)
Other	0.6	(1.0)
Net cash provided from operations	48.7	66.3
Cash flows from investing activities:
Purchases of fixed maturity investments	(1,089.8)	(817.5)
Purchases of equity securities	(71.6)	(112.0)
Purchases of other investments	(0.7)	(10.8)
Sales, maturities, calls and pay downs of fixed maturity investments	1,059.4	862.7
Sales of equity securities	136.1	122.2
Sales and redemptions of other investments	13.2	14.6
Payment of closing expenses associated with the MUSIC Sale	(1.0)	—
Settlements of investment-related derivative instruments	(4.5)	(1.4)
Net change in restricted cash	45.6	17.3
Payment of accrued investment performance fees	—	(1.0)
Acquisitions of capitalized assets	(0.1)	(0.2)
Net cash provided from investing activities	86.6	73.9
Cash flows from financing activities:
Repurchases of Common Shares	(32.5)	(47.4)
Dividends paid on Common Shares	(6.4)	(6.5)
Dividends paid on Preferred Shares	(3.3)	—
Net cash used for financing activities	(42.2)	(53.9)
Effect of exchange rate fluctuations on cash and cash equivalents	5.4	4.5
Net increase in cash and cash equivalents during the period	98.5	90.8
Cash and cash equivalents - beginning of year	340.3	232.3
Cash and cash equivalents - end of period	$438.8	$323.1

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

On December 31, 2011, the Company completed the sale of Montpelier U.S. Insurance Company (“MUSIC”), its former U.S.-based excess and surplus lines insurance company, to Selective Insurance Group, Inc. (“Selective”). In connection with this transaction (the “MUSIC Sale”), Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011 (the “MUSIC Run-Off”).  See Note 2.

The Company currently operates through three reportable segments:  Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC Run-Off. The Montpelier Bermuda and Montpelier Syndicate 5151 segments represent separate underwriting platforms through which the Company writes insurance and reinsurance business. The MUSIC Run-Off segment consists of: (i) for all periods through December 31, 2011, the historical operations of the Company’s former MUSIC segment; and (ii) for all subsequent periods, the insurance business retained, reinsured or otherwise indemnified by Montpelier in accordance with the MUSIC Sale. The segment disclosures provided herein present the operations of the Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC Run-Off segments prior to the effects of intercompany quota share reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for the three month periods ended March 31, 2012 and 2011 is presented in Note 9. The activities of the Company, certain of its intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 9.

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

MUI,  MEAG and PUAL serve as Lloyd’s Coverholders, meaning that each are authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151. MUI, the Company’s wholly-owned U.S. subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, the Company’s wholly-owned Swiss subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.  PUAL, the Company’s wholly-owned U.K. subsidiary based in London, underwrites business on behalf of Syndicate 5151 and third parties.

MUSIC Run-Off

On December 31, 2011, Montpelier completed the MUSIC Sale. See Note 2.

Prior to the MUSIC Sale, MUSIC was a domestic surplus lines insurer and was authorized as an excess and surplus lines insurer in all 50 U.S. states and the District of Columbia. MUSIC underwrote smaller commercial property and casualty risks that did not conform to standard insurance lines.

Since Montpelier has either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the Company’s former and future operations associated with MUSIC do not constitute a “discontinued operation” in accordance with generally accepted accounting principles (“GAAP”) in the U.S.  The cash flows subsequent to the MUSIC Sale, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within the MUSIC Run-Off segment.  See Note 9.

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

The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The financial statements incorporated in this report on Form 10-Q should be read in conjunction with the financial statements incorporated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, written and earned insurance and reinsurance premiums, ceded reinsurance and share-based compensation.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of March 31, 2012 and December 31, 2011, Montpelier’s provision for doubtful accounts was $3.6 million.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are generally amortized over the underlying risk period of the related contracts.  However, if the sum of a contract’s expected losses and LAE, and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no significant premium deficiency adjustments recognized during the periods presented.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Opening Rate January 1, 2012	Closing Rate March 31, 2012	Opening Rate January 1, 2011	Closing Rate March 31, 2011
British Pound (GBP)	1.5617	1.6012	1.5441	1.6002
Swiss Franc (CHF)	1.0634	1.1081	1.0429	1.0875

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

Investments, including investment securities sold short, are recorded on a trade date basis. For those marketable securities not listed and regularly traded on an established exchange, fair values are determined based on bid prices, as opposed to ask prices.  Fair values are not adjusted for transaction costs. Gains and losses on sales of investments are determined on the first-in, first-out basis and are included in income when realized. Realized investment gains and losses typically result from the actual sale of securities. Unrealized investment gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the reporting date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as being realized.

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees.  During the three month periods ended March 31, 2012 and 2011, Montpelier incurred performance fees related to its investments and investment-related derivative instruments of $2.2 million and $0.3 million, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  Restricted cash of $83.0 million at March 31, 2012 consisted of $76.0 million of collateral supporting open short sale investment and derivative positions, and $7.0 million of foreign deposit accounts held at Lloyd’s.  Restricted cash of $128.4 million at December 31, 2011 consisted of $121.7 million of collateral supporting open short sale investment and derivative positions, and $6.7 million of foreign deposit accounts held at Lloyd’s.

As of March 31, 2012 and December 31, 2011, $173.4 million and $34.8 million, respectively, of Montpelier’s cash equivalents represented repurchase agreements which were fully collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Common Shares Held in Treasury

Common Shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of March 31, 2012 and December 31, 2011, the Company had inception-to-date gains from issuances of its treasury shares of $2.3 million and $2.2 million, respectively, which have been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At March 31, 2012 and December 31, 2011, funds withheld balances of $5.1 million and $6.0 million, respectively, were recorded within “other assets” on the Company’s consolidated balance sheets.

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

In connection with this transaction, Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011. These protections were effected through the following arrangements, each of which became effective as of the closing date:

(i)                   Montpelier Re amended and increased its existing quota share arrangement with MUSIC from 75% to 100% (the “MUSIC Quota Share”) which has the effect of ceding the majority of MUSIC’s unearned premiums at December 31, 2011 to Montpelier Re;

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

During the first quarter of 2012 Montpelier Re assumed $1.3 million of MUSIC’s premium writings, representing policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011. Under certain circumstances,  Montpelier may be required to assume additional MUSIC premium writings in future periods but such additional writings are not currently expected to be significant.

As of March 31, 2012 and December 31, 2011, Montpelier Re had remaining unearned premiums of $14.7 million and $24.8 million, respectively, and loss and LAE reserves of $42.4 million and $38.3 million, respectively, under the MUSIC Quota Share.

NOTE 3.  Loss and LAE Reserves

The following table summarizes Montpelier’s loss and LAE reserve activities for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
	2012	2011
Gross unpaid loss and LAE reserves - beginning	$1,077.1	$784.6
Reinsurance recoverable on unpaid losses - beginning	(77.7)	(62.4)
Net unpaid loss and LAE reserves - beginning	999.4	722.2

Losses and LAE incurred:
Current year losses	72.7	282.0
Prior year losses	(28.7)	(33.6)
Total losses and LAE incurred	44.0	248.4

Impact of net foreign currency translation movements on loss and LAE	7.6	6.1

Losses and LAE paid and approved for payment:
Current year losses	(2.2)	(2.7)
Prior year losses	(84.2)	(51.8)
Total losses and LAE paid and approved for payment	(86.4)	(54.5)

Net unpaid loss and LAE reserves - ending	964.6	922.2
Reinsurance recoverable on unpaid losses - ending	71.1	68.7
Gross unpaid loss and LAE reserves - ending	$1,035.7	$990.9

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

In particular, loss and LAE reserves for non-catastrophe losses initially include significant IBNR as a result of timing lags inherent in the reporting process.

Loss and LAE Development — three month period ended March 31, 2012

During the first quarter of 2012, Montpelier experienced $28.7 million in net favorable development on prior year loss and LAE reserves.

The net favorable development recognized during the first quarter of 2012 related to the following events and factors:

•                                        2011 Japan earthquake ($6.8 million decrease),

•                                        2011 Danish cloudburst ($3.9 million increase),

•                                        Three fire losses occurring during 2011 and 2010 ($3.9 million decrease),

•                                        February 2011 New Zealand earthquake ($2.3 million increase), and

•                                        Other known 2011 and 2010 catastrophe events ($1.3 million increase).

In addition to the foregoing, claims reported to Montpelier through March 31, 2012 indicated that the non-catastrophe property and casualty IBNR initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $9.8 million during the first quarter of 2012.

The remaining net favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

Loss and LAE Development — three month period ended March 31, 2011

During the first quarter of 2011, Montpelier experienced $33.6 million in net favorable development on prior year loss and LAE reserves.

The net favorable development recognized during the first quarter of 2011 related to the following events and factors:

•                                        2010 Australian floods ($3.7 million decrease),

•                                        Casualty reserves, primarily related to 2007 and prior years ($2.5 million decrease),

•                                        2005 and 2004 hurricanes ($2.1 million decrease),

•                                        Partial subrogation of a 2010 marine loss ($1.2 million decrease), and

•                                        A non-catastrophe property loss that occurred during 2008 ($1.0 million decrease).

In addition to the foregoing, claims reported to Montpelier through March 31, 2011 indicated that the non-catastrophe property IBNR initially recorded during 2010 and 2009 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $12.8 million during the first quarter of 2011.

The remaining net favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

Net Impact of Foreign Currency Translation Movements on Loss and LAE Reserves

Montpelier recognized net foreign exchange translation losses related to its current and prior year loss and LAE reserves of $7.6 million and $6.1 million during the three month periods ended March 31, 2012 and 2011, respectively.

NOTE 4.  Reinsurance

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

Earned reinsurance premiums ceded were $23.6 million and $16.1 million for the three month periods ended March 31, 2012 and 2011, respectively.  The increase (decrease) in estimated ultimate reinsurance recoveries included in loss and LAE were $(3.8) million and $9.4 million for the three month periods ended March 31, 2012 and 2011, respectively. Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses as of March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012		December 31, 2011
Rating	Amount	% of Total	Amount	% of Total
A+	$1.5	47%	$3.2	42%
A	1.7	53	4.4	57
A-	—	—	0.1	1
Unrated by A.M. Best	—	—	—	—
Total reinsurance recoverable on paid losses	$3.2	100%	$7.7	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012		December 31, 2011
Rating	Amount	% of Total	Amount	% of Total
A+	$22.2	31%	$23.6	30%
A	25.0	35	27.5	35
A-	2.8	4	2.8	4
Unrated by A.M. Best	21.1	30	23.8	31
Total reinsurance recoverable on unpaid losses	$71.1	100%	$77.7	100%

Montpelier’s unrated reinsurance recoverables as of March 31, 2012 and December 31, 2011 relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) entered run-off but are considered by management to be financially sound.

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

As of March 31, 2012, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 5.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	March 31, 2012		December 31, 2011
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value

Fixed maturity investments:
Corporate debt securities	$954.4	$978.3	$887.1	$886.2
Residential mortgage-backed securities	600.8	612.0	560.8	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	504.5	508.2	488.6	495.7
Commercial mortgage-backed securities	121.6	125.9	139.2	142.0
Debt securities issued by U.S. states and political subdivisions	71.1	78.2	58.3	64.7
Debt securities issued by foreign governments and their agencies	46.3	47.1	46.2	46.8
Other debt obligations	192.9	195.1	178.9	180.4
Total fixed maturity investments	$2,491.6	$2,544.8	$2,359.1	$2,390.2

Equity securities:
Exchange-listed funds	$25.0	$25.6	$25.0	$23.6
Financial	5.8	5.9	11.9	9.4
Consumer goods	3.6	3.9	4.6	9.0
Industrial	2.6	2.6	4.7	6.4
Energy	0.8	1.0	16.5	24.5
Technology	0.7	0.6	14.2	19.5
Other	0.2	0.2	2.4	3.7
Total equity securities	$38.7	$39.8	$79.3	$96.1

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could become liable for significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of March 31, 2012, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.1 years (inclusive of fixed maturity short positions).

As of March 31, 2012, 79% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 8% were rated “BBB” (Good) by Standard & Poor’s and 13% were either unrated or rated below “BBB”.

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $96.9 million and $128.5 million as of March 31, 2012 and December 31, 2011, respectively.  Montpelier also had open short equity and investment option and future positions of $7.4 million and $7.8 million at March 31, 2012 and December 31, 2011, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $(1.1)  million and $1.1 million as of March 31, 2012 and December 31, 2011, respectively.

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

	March 31, 2012		December 31, 2011
	Cost	Carrying Value	Cost	Carrying Value

Other investments carried at net asset value:
Limited partnership interests and private investment funds	$51.4	$51.4	$59.8	$59.8

Other investments carried at fair value:
Limited partnership interests and private investment funds	$27.4	$28.4	$29.2	$29.3
CAT Bonds	10.0	10.0	10.0	10.2
Derivative instruments	0.8	5.1	1.0	3.1
Total other investments carried at fair value	$38.2	$43.5	$40.2	$42.6

Other investments	$89.6	$94.9	$100.0	$102.4

Net appreciation or depreciation in the value of Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported within “net realized and unrealized investment gains (losses)” in the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (expense) from derivative instruments.  See Note 7.

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

Montpelier’s interests in limited partnerships and private investment funds that are carried at net asset value relate to vehicles that invest in the following:

•                            Small growth-oriented businesses,

•                            Structured credit instruments backed by residential mortgages and other loans and receivables, and

•                            Public and private equity, fixed maturity and derivative instruments.

Approximately half of Montpelier’s interests in limited partnerships and private investment funds carried at net asset value can be redeemed with no penalty upon 45 days’ notice.  Redemptions of the remaining interests are subject to early termination fees and liquidity constraints.  Montpelier does not currently expect to redeem a significant portion of any of these investments during 2012.

Montpelier also had open Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures contracts as of March 31, 2012 and December 31, 2011.  See Note 7.

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

Montpelier uses an independent service provider for assistance with its investment accounting function. This service provider, as well as Montpelier’s investment managers, in turn use several pricing services and brokers to assist with the determination of the fair value of Montpelier’s marketable securities. Montpelier performs several reviews of these values as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s financial statements are appropriate. The ultimate pricing source varies based on the security and pricing service, but investments valued on the basis of observable (Levels 1 and 2) inputs are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or non-binding broker quotes are classified as Level 3.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$926.2	$52.1	$978.3
Residential mortgage-backed securities	—	612.0	—	612.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	245.1	263.1	—	508.2
Commercial mortgage-backed securities	—	125.9	—	125.9
Debt securities issued by U.S. states and political subdivisions	—	78.2	—	78.2
Debt securities issued by foreign governments and their agencies	1.0	46.1	—	47.1
Other debt obligations	—	186.3	8.8	195.1
Total fixed maturity investments	$246.1	$2,237.8	$60.9	$2,544.8
Equity securities:
Exchange-listed funds	$—	$25.6	$—	$25.6
Financial	5.9	—	—	5.9
Consumer goods	3.9	—	—	3.9
Industrial	2.6	—	—	2.6
Energy	1.0	—	—	1.0
Technology	0.6	—	—	0.6
Other	0.2	—	—	0.2
Total equity securities	$14.2	$25.6	$—	$39.8
Other investments carried at fair value	$—	$15.1	$28.4	$43.5
Total investments carried at fair value	$260.3	$2,278.5	$89.3	$2,628.1
Other investments carried at net asset value	$—	$26.5	$24.9	$51.4
Total investments	$260.3	$2,305.0	$114.2	$2,679.5

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$841.5	$44.7	$886.2
Residential mortgage-backed securities	—	574.4	—	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	163.1	332.6	—	495.7
Commercial mortgage-backed securities	—	142.0	—	142.0
Debt securities issued by U.S. states and political subdivisions	—	64.7	—	64.7
Debt securities issued by foreign governments and their agencies	1.6	45.2	—	46.8
Other debt obligations	—	170.7	9.7	180.4
Total fixed maturity investments	$164.7	$2,171.1	$54.4	$2,390.2
Equity securities:
Exchange-listed funds	$—	$23.6	$—	$23.6
Financial	9.4	—	—	9.4
Consumer goods	9.0	—	—	9.0
Industrial	6.4	—	—	6.4
Energy	24.5	—	—	24.5
Technology	19.5	—	—	19.5
Other	3.7	—	—	3.7
Total equity securities	$72.5	$23.6	$—	$96.1
Other investments carried at fair value	$—	$13.3	$29.3	$42.6
Total investments carried at fair value	$237.2	$2,208.0	$83.7	$2,528.9
Other investments carried at net asset value	$—	$25.4	$34.4	$59.8
Total investments	$237.2	$2,233.4	$118.1	$2,588.7

Level 1 Securities

Montpelier’s investments classified as Level 1 as of March 31, 2012 and December 31, 2011, consisted of U.S. Treasuries, debt securities issued by foreign governments and long and short equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of March 31, 2012 and December 31, 2011, approximately 30% and 40%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of March 31, 2012 and December 31, 2011, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of March 31, 2012 and December 31, 2011, approximately 70% and 60%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no significant transfers between Levels 1 and 2 during the three month periods ended March 31, 2012 and 2011.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of March 31, 2012 and December 31, 2011 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds. Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include investments in limited partnerships and private investment funds at March 31, 2012 and December 31, 2011 which represent alternative asset limited partnerships that invest in distressed mortgages. The fair value of these private equity investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of March 31, 2012 and December 31, 2011, the Company’s Level 3 investments represented 3.4% and 3.3% of its total investments measured at fair value, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three month periods ended March 31, 2012 and 2011:

	Three Month Period Ended March 31, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$44.7	$49.0	$(42.9)	$0.6	$0.7	$—	$52.1
Other debt obligations	9.7	—	(1.0)	—	0.1	—	8.8
Total fixed maturity investments	54.4	49.0	(43.9)	0.6	0.8	—	60.9
Other investments	29.3	—	(2.0)	0.3	0.8	—	28.4
Total Level 3 investments at fair value	$83.7	$49.0	$(45.9)	$0.9	$1.6	$—	$89.3

	Three Month Period Ended March 31, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$37.9	$—	$(3.4)	$—	$0.4	$—	$34.9
Other debt obligations	4.7	9.0	(0.7)	—	—	—	13.0
Total fixed maturity investments	42.6	9.0	(4.1)	—	0.4	—	47.9
Other investments	42.6	—	(4.0)	0.2	(0.5)	—	38.3
Total Level 3 investments at fair value	$85.2	$9.0	$(8.1)	$0.2	$(0.1)	$—	$86.2

There were no transfers out of Level 3 investments during the three month periods ended March 31, 2012 and 2011.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three month periods ended March 31, 2012 and 2011, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Three Month Period Ended March 31, 2012:
Fixed maturity investments	$7.7	$14.8	$3.1	$25.6
Equity securities	22.5	(15.3)	(0.8)	6.4
Other investments	(2.0)	4.7	1.5	4.2
Three Month Period Ended March 31, 2011:
Fixed maturity investments	$1.2	$2.1	$1.8	$5.1
Equity securities	5.7	6.9	0.1	12.7
Other investments	0.2	0.5	(0.4)	0.3

(1)     Represents net realized and unrealized foreign exchange gains (losses) from investments and income (expense) derived from the following derivative instruments: (i) Foreign Exchange Contracts;  (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures; and (v) the LIBOR Swap (see Note 7).  These derivatives are carried at fair value as “other investments” within in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three month periods ended March 31, 2012 and 2011 consisted of the following:

	Three Month Periods Ended March 31,
	2012	2011
Fixed maturity investments	$18.4	$17.9
Cash and cash equivalents	0.1	0.1
Equity securities	0.1	0.1
Other investments	0.5	0.6
Total investment income	19.1	18.7
Investment expenses	(1.5)	(1.2)
Net investment income	$17.6	$17.5

Investment Assets Held in Trust

In December 2011, Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of March 31, 2012 and December 31, 2011, the fair value of all assets held in the MUSIC Trust was $59.9 million and $65.0 million, respectively, which exceeded the minimum value required on both of those dates.  See Note 6.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  During 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York.  Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statutes as and when they may be adopted in other states. In June 2011, Montpelier Re established a trust in connection with its reduced collateral requirements in Florida (the “FL Trust”).  As of March 31, 2012 and December 31, 2011, the fair value of all assets held in the FL Trust was $25.3 million and $25.0 million, respectively. See Note 6.

In September 2010, Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants.  As of March 31, 2012, Montpelier Re was granted authorized or trusteed reinsurer status in 49 states and the District of Columbia.  As of March 31, 2012 and December 31, 2011, the fair value of all assets held in the Reinsurance Trust was $331.1 million and $328.1 million, respectively, which exceeded the minimum value required on both dates.  See Note 6.

In March 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust was set at $230.0 million.  As of March 31, 2012 and December 31, 2011, the fair value of all assets held in the Lloyd’s Capital Trust was $252.5 million and $251.8 million, respectively.  See Note 6.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  As of March 31, 2012 and December 31, 2011, the fair value of all assets held in the Premiums Trust Funds was $327.7 million and $243.6 million, respectively. See Note 12.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as “cash and cash equivalents”, “investments” and “accrued investment income”, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $1,070.4 million and $885.4 million for the three month periods ended March 31, 2012 and 2011, respectively. Maturities, calls and paydowns of investments totaled $138.3 million and $114.1 million for the three month periods ended March 31, 2012 and 2011, respectively. There were no non-cash exchanges or involuntary sales of investment securities during these periods.

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

NOTE 6.  Debt, Letter of Credit Facilities and Trust Arrangements

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

The carrying value of the Senior Notes as of March 31, 2012 and December 31, 2011, was $227.9 million and $227.8 million, respectively.

The Company incurred interest expense on the Senior Notes of $3.5 million during each of the three month periods ended March 31, 2012 and 2011, respectively.  The Company paid $7.0 million in interest on the Senior Notes during each of the three month periods ended March 31, 2012 and 2011.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.27% to 4.38% during the period from January 1, 2012 to March 31, 2012.

The Company incurred and paid interest on the Trust Preferred Securities of $1.1 million and $2.1 million during the three month periods ended March 31, 2012 and 2011, respectively.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

LIBOR Swap

On February 7, 2012, the Company entered into a five-year swap agreement with a third party (the “LIBOR Swap”) which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the swap agreement to its maturity. The net realized and unrealized gains and losses associated with the LIBOR Swap is reported within “net income (expense) from derivative instruments” on the Company’s consolidated statement of operations, as opposed to “interest and financing expenses”.  See Note 7.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $191.9 million and $264.2 million at March 31, 2012 and December 31, 2011, respectively. The following table outlines these facilities as of March 31, 2012:

Secured operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date
Syndicated 5-Year Facility	$215.0	$135.2	June 2012
Syndicated 364-day Facility	250.0	—	June 2012
Bilateral Facility	75.0	6.6	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of March 31, 2012 and December 31, 2011, the Company and Montpelier Re were in compliance with all covenants.

The Syndicated 5-Year Facility, which has a capacity of $215.0 million, is subject to an annual commitment fee of 0.225% on drawn balances and 0.08% on undrawn balances.

The Syndicated 364-day Facility, which has a capacity of $250.0 million, is subject to an annual commitment fee of 0.45% on drawn balances and 0.10% on undrawn balances.

The Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45%, which was increased from 0.40% effective August 1, 2011.  The commitment fee is charged on drawn balances only.

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

In March 2010 Montpelier established the Lloyd’s Capital Trust in order to meet MCL’s ongoing FAL requirements. See Note 5.

NOTE 7.  Derivative Instruments

Montpelier enters into derivative instruments from time to time in order to manage certain of its business risks and to supplement its investing and underwriting activities.

As a means to manage its underwriting risk, Montpelier has entered into a ILW swap contract (the “ILW Swap”) which provides reinsurance-like protection for specific loss events associated with certain lines of its business.

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

In order to fix the future net cash flows associated with its Trust Preferred Securities to be a set amount each period, Montpelier entered into the LIBOR Swap.

None of Montpelier’s derivatives are formally designated as hedging instruments.

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded as of March 31, 2012 and December 31, 2011:

		March 31, 2012		December 31, 2011
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Value	Fair Value	Notional Value
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$0.1	$201.2	$1.4	$202.0
U.S. Dollars sold	Other Investments	(0.3)	135.8	2.0	184.0
Credit Derivatives	Other Investments	2.9	299.5	(2.2)	240.2
Interest Rate Contracts	Other Investments	1.1	103.8	1.1	72.4
Investment Options and Futures (long)	Other Investments	0.6	—	0.8	—
LIBOR Swap	Other Investments	0.7	—	—	—
Investment Options and Futures (short)	Liabilities	—	—	0.2	—

The following table presents the net income (expense) from Montpelier’s derivative instruments during the three month periods ended March 31, 2012 an d 2011:

	Three Month Periods Ended March 31,
	2012	2011
Foreign Exchange Contracts	$(0.2)	$0.4
Credit Derivatives	0.6	(0.6)
Interest Rate Contracts	0.9	0.7
Investment Options and Futures	(0.5)	(0.8)
ILW Swap	—	(0.4)
ILW Contract	—	0.1
LIBOR Swap	0.7	—
Net income (expense) from derivative instruments	$1.5	$(0.6)

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

Montpelier’s open Foreign Exchange Contracts at March 31, 2012 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Indian rupees, Malaysian ringgits, Australian dollars, Danish kroner and Brazilian reals.  Montpelier’s open Foreign Exchange Contracts at December 31, 2011 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of March 31, 2012 and December 31, 2011, Montpelier had open long option and future positions with a fair value of $0.6 million and $0.8 million, respectively, and open short option and future positions with a fair value of zero million and $0.2 million, respectively.

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

LIBOR Swap

In February, 2012, the Company entered into the LIBOR Swap with a third party in order to fix its future net cash flows in connection with its Trust Preferred Securities to be a set amount each period.  See Note 6.  The Swap on Trust Preferred Securities is carried at fair value and is derived based on other observable (Level 2) inputs.

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

Preferred Shares

On May 10, 2011, the Company issued the Preferred Shares which have a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a price of $25.00 per share.

Dividends on Preferred Shares are non-cumulative. Consequently, holders of Preferred Shares will be entitled to receive only when, as and if declared by the Board or by a duly authorized committee of the Board, cash dividends from the original issue date, quarterly on the 15th day of January, April, July and October of each year. These dividends will accrue with respect to a particular dividend period, on the liquidation preference amount of $25.00 per share at an annual rate of 8.875%. So long as any Preferred Shares remain outstanding, no dividend shall be paid or declared on Common Shares or any other securities ranking junior to Preferred Shares (other than a dividend payable solely in Common Shares or in other junior securities), unless the full dividend for the latest completed dividend period on all outstanding Preferred Shares has been declared and paid or otherwise provided for.

The Preferred Shares are listed on the New York Stock Exchange (symbol “MRH.BH”) and the Bermuda Stock Exchange (symbol “MRHPFD.BH”).

Common Shares

The following table summarizes the Company’s Common Share activity during the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(in Common Shares)	2012	2011
Beginning Common Shares outstanding	60,864,174	64,557,204
Acquisitions of Common Shares:
Common Shares repurchased and retired	(1,950,138)	(2,353,252)
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	9,469	143,119
Ending Common Shares outstanding	58,923,505	62,347,071

As of March 31, 2012, the Company had 58,923,505 Common Shares outstanding consisting of 60,310,792 Common Shares issued less 1,387,287 Common Shares held in treasury.  As of December 31, 2011, the Company had 60,864,174 Common Shares outstanding consisting of 62,260,930 Common Shares issued less 1,396,756 Common Shares held in treasury.

2012 Common Share activity

The Company repurchased 1,950,138 Common Shares pursuant to a publicly announced share repurchase program at an average price of $19.14 per share during the first quarter of 2012. These shares were subsequently retired.

The Company issued 9,469 Common Shares to employees in satisfaction of vested RSU obligations during the first quarter of 2012. See Note 8. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of less than $0.1 million, which was recorded as an increase to additional paid-in capital.

2011 Common Share activity

The Company repurchased 2,353,252 Common Shares pursuant to a publicly announced share repurchase program at an average price of $20.16 per share during the first quarter of 2011. These shares were subsequently retired.

The Company issued 143,119 Common Shares to employees in satisfaction of vested RSU obligations during the first quarter of 2011. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.1 million, which was recorded as a reduction to additional paid-in capital.

Common Share Repurchase Authorization

As of March 31, 2012, the Company had a remaining share repurchase authorization of $107.7 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared regular cash dividends per Common Share of $0.105 and $0.10 during the three month periods ended March 31, 2012 and 2011, respectively.  The total amount of dividends paid to holders of Common Shares during the first quarters of 2012 and 2011, was $6.4 million and $6.5 million, respectively.  As of March 31, 2012 and December 31, 2011, the Company had $6.2 million and $6.4 million of dividends payable to holders of Common Shares, respectively.

The Company declared cash dividends per Preferred Share of $0.5547 during the three month period ended March 31, 2012.  The total amount of dividends paid to holders of Preferred Shares during the first quarter of 2012 was $3.3 million.  As of March 31, 2012, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

NOTE 9.  Segment Reporting

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC Run-Off. The Montpelier Bermuda segment includes the assets and operations of Montpelier Re, and the Montpelier Syndicate 5151 segment includes the assets and operations of MCL, Syndicate 5151, MUAL, PUAL, MUSL, MEAG and MUI.  The MUSIC Run-Off segment consists of: (i) for all periods through December 31, 2011, the historical operations of the Company’s former MUSIC segment; and (ii) for all subsequent periods, the insurance business retained, reinsured or otherwise indemnified by Montpelier in accordance with the MUSIC Sale.

The segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC Run-Off prior to the effects of intercompany quota share reinsurance agreements among them.  The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Board and senior management.

The Company, certain intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services are collectively referred to “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Montpelier Bermuda	$3,209.4	$2,962.6
Montpelier Syndicate 5151	530.3	423.5
MUSIC Run-Off	67.6	75.3
Corporate and Other, including intercompany eliminations	(3.7)	38.1

Total assets	$3,803.6	$3,499.5

A summary of Montpelier’s statements of operations by segment for the three month period ended March 31, 2012 follows:

Three Month Period Ended March 31, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total
Gross insurance and reinsurance premiums written	$180.7	$74.7	$1.3	$3.0	$259.7
Ceded reinsurance premiums	(26.6)	(10.1)	—	(3.0)	(39.7)
Net insurance and reinsurance premiums written	154.1	64.6	1.3	—	220.0
Change in unearned premiums	(55.8)	(13.8)	10.1	—	(59.5)
Net insurance and reinsurance premiums earned	98.3	50.8	11.4	—	160.5

Loss and LAE	(16.2)	(19.6)	(8.2)	—	(44.0)
Insurance and reinsurance acquisition costs	(12.2)	(8.6)	(4.0)	—	(24.8)
General and administrative expenses	(9.9)	(8.6)	—	(7.2)	(25.7)
Underwriting income	60.0	14.0	(0.8)	(7.2)	66.0
Net investment income	16.8	0.5	0.3	—	17.6
Net investment and foreign exchange gains	36.3	(6.9)	0.3	0.1	29.8
Net income from derivative instruments	0.8	—	—	0.7	1.5
Other revenue	0.1	0.1	0.2	0.1	0.5
Interest and other financing expenses	(0.4)	—	—	(4.6)	(5.0)
Income before income taxes	$113.6	$7.7	$—	$(10.9)	$110.4

A summary of Montpelier’s statements of operations by segment for the three month period ended March 31, 2011 follows:

		Montpelier
	Montpelier	Syndicate	MUSIC	Corporate
Three Month Period Ended March 31, 2011	Bermuda	5151	Run-Off	and Other	Total
Gross insurance and reinsurance premiums written	$157.8	$83.8	$12.9	$(0.4)	$254.1
Ceded reinsurance premiums	(18.0)	(8.2)	(1.8)	0.4	(27.6)
Net insurance and reinsurance premiums written	139.8	75.6	11.1	—	226.5
Change in unearned premiums	(39.5)	(21.7)	0.8	—	(60.4)
Net insurance and reinsurance premiums earned	100.3	53.9	11.9	—	166.1

Loss and LAE	(190.4)	(46.9)	(11.1)	—	(248.4)
Insurance and reinsurance acquisition costs	(13.6)	(8.4)	(2.7)	—	(24.7)
General and administrative expenses	(9.0)	(7.2)	(2.5)	(5.3)	(24.0)
Underwriting loss	(112.7)	(8.6)	(4.4)	(5.3)	(131.0)
Net investment income	16.3	0.6	0.5	0.1	17.5
Other revenue	(0.1)	0.2	—	(0.1)	—
Net investment and foreign exchange gains	21.8	(7.0)	(0.2)	—	14.6
Net expense from derivative instruments	—	(0.6)	—	—	(0.6)
Interest and other financing expenses	(0.3)	—	—	(5.6)	(5.9)
Loss before income taxes	$(75.0)	$(15.4)	$(4.1)	$(10.9)	$(105.4)

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended March 31, 2012 and 2011:

	Montpelier	Montpelier Syndicate	MUSIC	Corporate and
Three Month Period Ended March 31, 2012	Bermuda	5151	Run-Off	Other (1)	Total

Property Catastrophe - Treaty	$127.7	$8.1	$—	$3.0	$138.8
Property Specialty - Treaty	11.2	2.3	—	—	13.5
Other Specialty - Treaty	33.5	23.3	—	—	56.8
Property and Specialty Individual Risk	8.3	41.0	1.3	—	50.6
Total gross premiums written	$180.7	$74.7	$1.3	$3.0	$259.7

	Montpelier	Montpelier Syndicate	MUSIC	Corporate and
Three Month Period Ended March 31, 2011	Bermuda	5151	Run-Off	Other (1)	Total

Property Catastrophe - Treaty	$106.4	$25.5	$—	$—	$131.9
Property Specialty - Treaty	14.9	3.9	—	—	18.8
Other Specialty - Treaty	26.9	20.2	—	—	47.1
Property and Specialty Individual Risk	9.6	34.2	12.9	(0.4)	56.3
Total gross premiums written	$157.8	$83.8	$12.9	$(0.4)	$254.1

(1)   Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended March 31,
	2012		2011

U.S. and Canada	$113.4	43%	$107.1	42%
Worldwide (1)	75.6	29	73.4	29
Western Europe, excluding the U.K. and Ireland	21.3	8	21.7	9
Worldwide, excluding U.S. and Canada (2)	17.7	7	22.5	9
U.K. and Ireland	12.4	5	8.0	3
Japan	2.2	1	6.1	2
Other	17.1	7	15.3	6
Total gross premiums written	$259.7	100%	$254.1	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended March 31, 2012 and 2011:

	Montpelier	Montpelier Syndicate	MUSIC	Corporate and
Three Month Period Ended March 31, 2012	Bermuda	5151	Run-Off	Other (1)	Total

Property Catastrophe - Treaty	$60.8	$2.3	$—	$0.2	$63.3
Property Specialty - Treaty	10.5	1.7	—	—	12.2
Other Specialty - Treaty	19.0	18.7	—	0.7	38.4
Property and Specialty Individual Risk	8.0	28.1	11.4	(0.9)	46.6
Total net premiums earned	$98.3	$50.8	$11.4	$—	$160.5

	Montpelier	Montpelier Syndicate	MUSIC	Corporate and
Three Month Period Ended March 31, 2011	Bermuda	5151	Run-Off	Other (1)	Total

Property Catastrophe - Treaty	$59.7	13.0	$—	$(2.4)	$70.3
Property Specialty - Treaty	13.4	3.2	—	0.6	17.2
Other Specialty - Treaty	19.7	14.7	—	1.0	35.4
Property and Specialty Individual Risk	7.5	23.0	11.9	0.8	43.2
Total net premiums earned	$100.3	53.9	$11.9	$—	$166.1

(1)         Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods Ended March 31,
	2012		2011

U.S. and Canada	$88.5	56%	$80.7	49%
Worldwide (1)	37.6	23	44.8	27
Western Europe, excluding the U.K. and Ireland	7.0	4	8.5	5
Worldwide, excluding U.S. and Canada (2)	6.6	4	8.5	5
U.K. and Ireland	5.7	4	7.0	4
Japan	4.9	3	7.5	5
Other	10.2	6	9.1	5
Total net earned premiums	$160.5	100%	$166.1	100%

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

NOTE 10.  Earnings (Loss) Per Common Share

The Company applies the two-class method of calculating earnings (loss) per Common Share. In applying the two-class method, the Company’s outstanding RSUs are considered to be participating securities.  See Note 13.  For all periods presented, the two-class method was used to determine earnings (loss) per Common Share since this method consistently yielded a more dilutive result than the treasury stock method.

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

The following table outlines the Company’s computation of earnings (loss) per Common Share for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
	2012	2011
Earnings per Common Share numerator:
Net income (loss) available to common shareholders	$107.1	$(104.3)
Less: net earnings allocated to participating securities	(2.2)	—
Net income (loss) available to common shareholders	$104.9	$(104.3)

Average Common Shares outstanding (in millions of shares)	60.2	62.5

Basic and diluted earnings (loss) per Common Share	$1.74	$(1.67)

NOTE 11.  Commitments and Contingent Liabilities

Commitments

As of March 31, 2012 and December 31, 2011, Montpelier had unfunded commitments to invest $14.1 million and $14.2 million, respectively, into three separate private investment funds.

Montpelier’s letter of credit facilities and trust arrangements are secured by collateral accounts containing cash, cash equivalents and investments that are required to be maintained at specified levels. See Note 6.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders.  The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s premiums (0.5% of written premiums with respect to 2012).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.  Montpelier estimates that its 2012 obligation to the Central Fund will be approximately $0.8 million.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at March 31, 2012.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at March 31, 2012.

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

Certain of Montpelier’s derivative instruments are subject to counterparty risk. Montpelier routinely monitors this risk.

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

The Bermuda risk-based regulatory capital adequacy and solvency requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”), provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure. For all periods presented herein, Montpelier Re satisfied these requirements.

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

MUAL, as a Lloyd’s Managing Agent, is subject to minimum solvency tests established by Lloyd’s.  For all periods presented herein, MUAL satisfied these requirements.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of March 31, 2012 was fulfilled through the Lloyd’s Capital Trust. See Note 6.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds.  Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of March 31, 2012, Syndicate 5151 held $169.1 million in investment securities (including accrued interest) and $158.6 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2011, Syndicate 5151 held $116.8 million in investment securities (including accrued interest) and $126.8 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

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

RSUs are phantom (as opposed to actual) Common Shares which, depending on the individual award, vest in equal tranches over a one to five-year period, subject to the recipient maintaining a continuous relationship with Montpelier through the applicable vesting date.  RSUs do not require the payment of an exercise price and are not entitled to voting rights, but they are entitled to receive payments equivalent to any dividends and distributions declared on the Common Shares underlying the RSUs.

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

For 2012, the actual number of Variable RSUs to be awarded will be based on the Company’s 2012 increase in its fully converted book value per Common Share (“FCBVPCS”). FCBVPCS is computed by dividing the Company’s common shareholders’ equity by the sum of its ending Common Shares and unvested RSUs outstanding and the Company’s calculation of the increase (or decrease) in FCBVPCS represents the increase (or decrease) in its FCBVPCS during the Initial RSU Period, after taking into account any dividends on Common Shares declared during such period.  For 2011, the actual number of Variable RSUs to be awarded was based on a targeted 2011 return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing the Company’s adjusted comprehensive income or loss (based on the sum of the Company’s actual underwriting result and standard investment result) by the Company’s actual average common shareholders’ equity for the Initial RSU Period.

From time to time the Company also uses fixed RSUs (“Fixed RSUs”) as a supplemental component of its ongoing long-term incentive compensation for certain of its employees and directors.  Unlike Variable RSUs, the number of Fixed RSUs is fixed and determinable on the grant date. Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the boards of directors of both the Company and MUAL. Additionally, when the actual number of Variable RSUs to be awarded in any given year has been formally determined, they are effectively converted into Fixed RSUs.

As of March 31, 2012, the Company’s Variable RSUs outstanding consisted of those for the 2012 to 2015 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2012 increase in its FCBVPCS versus a target increase in FCBVPCS of 9.88% (“Target”).  If the Target is achieved, the Company would expect to grant 557,588 Variable RSUs to participants.  At an increase in FCBVPCS of 2.88% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 16.88% or more (“Maximum”), the Company would expect to grant 1,115,176 Variable RSUs to participants.

The Montpelier Re Holdings Ltd. 2007 Long-Term Incentive Plan (the “2007 LTIP”) was the Company’s principal share-based long-term incentive plan until its expiration on May 23, 2011. As of March 31, 2012, all outstanding share-based awards were issued under the 2007 LTIP with the exception of 669,105 Variable RSUs and 56,000 Fixed RSUs and (collectively, the “Cash Based RSUs”) that were issued by the Compensation Committee subsequent to the expiration of the 2007 LTIP, which may be settled in cash upon vesting based on the fair value of Common Shares.

The Company has sought shareholder approval of a replacement plan to the 2007 LTIP at its 2012 Annual General Meeting, which is to be held on May 18, 2012, and to establish an inventory of Common Shares for future award issuances under that replacement plan.

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

The following table summarizes the Company’s RSU activity for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
	2012		2011
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	761,279	$4.7	1,637,580	$11.3

Fixed RSUs Awarded	8,000	0.1	50,000	0.9

Variable RSUs projected to be awarded for the 2012-2015 cycle	669,105	11.1	—	—

Variable RSUs projected to be awarded for the 2011-2014 cycle	—	—	—	—

Variable RSU adjustments for the 2010-2013 cycle	—	—	(12,181)	(0.1)

RSU payments	(13,000)	—	(182,845)	—

RSU forfeitures	(48,683)	(0.8)	(114,632)	(1.0)

RSU expense recognized	—	(1.8)	—	(1.4)
End of period	1,376,701	$13.3	1,377,922	$9.7

RSU Awards, Performance Adjustments and Payments - three month period ended March 31, 2012

On the basis of the Company’s results achieved during the first quarter of 2012, the Company anticipated issuing 669,105 Variable RSUs for the 2012-2015 award cycle as of March 31, 2012, or approximately 120% of the 557,588 Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2012 to 2015 cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2013.

On the basis of the Company’s preliminary 2011 results, the Company anticipated issuing a total of zero Variable RSUs for the 2011-2014 award cycle at December 31, 2011. Based on actual 2011 results achieved, and as approved by the Compensation Committee in February 2012, the actual number of Variable RSUs awarded for that cycle was confirmed to be zero and no adjustments to the RSUs for 2011-2014 award cycle were required during the first quarter of 2012.

During the first quarter of 2012, the Company paid out 13,000 vested RSUs and withheld, at the recipient’s election, 3,531 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 9,469 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the first quarter of 2012 was $0.2 million.

None of the outstanding RSUs as of March 31, 2012 were vested.

RSU Awards, Performance Adjustments and Payments - three month period ended March 31, 2011

On the basis of the Company’s results achieved during the first quarter of 2011, the Company anticipated issuing zero Variable RSUs for the 2011-2014 award cycle as of March 31, 2011, or zero percent of the 591,824 Target RSUs for that cycle.

On the basis of the Company’s preliminary 2010 results, the Company anticipated issuing a total of 725,922 Variable RSUs for the 2010-2013 award cycle at December 31, 2010. Based on actual 2010 results achieved, and as approved by the Compensation Committee in March 2011, the actual number of Variable RSUs awarded for that cycle was decreased by 12,181 RSUs to 713,741 during the first quarter of 2011 or 123% of the 580,275 Target Variable RSUs for that cycle.

During the first quarter of 2011, the Company paid out 182,845 vested RSUs and withheld, at the recipient’s election, 39,726 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 143,119 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the first quarter of 2011 was $3.4 million.

None of the outstanding RSUs as of March 31, 2011 were vested.

RSU Forfeiture Assumptions

For the periods presented, the Company assumed a zero to 16% forfeiture rate depending on the nature and term of individual awards and past and recent experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

During the three month periods ended March 31, 2012 and 2011, the Company revised its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its 2012 and 2011 RSUs outstanding by $0.8 million and $1.0 million during those periods, respectively.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at March 31, 2012 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value
Five-year RSU awards granted in 2007	11,250	$—
Four-year RSU awards granted in 2008	8,750	—
Five-year RSU awards granted in 2008	36,700	0.1
Four-year RSU awards granted in 2009	252,072	0.7
Five-year RSU awards granted in 2009	3,000	—
Four-year RSU awards granted in 2010	299,824	1.8
One-year RSU awards granted in 2011	18,000	0.1
Three-year RSU awards granted in 2011	30,000	0.3
Five-year RSU awards granted in 2011	40,000	0.5
Four-year RSU awards granted in 2012	669,105	9.7
Five-year RSU awards granted in 2012	8,000	0.1
Total RSUs outstanding at March 31, 2012	1,376,701	$13.3

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $6.8 million, $4.0 million, $1.8 million and $0.7 million during 2012, 2013, 2014 and 2015 & beyond, respectively.

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

During the three month periods ended March 31, 2012 and 2011, Montpelier recorded an income tax benefit of zero million and $1.1 million, respectively.  The income tax benefit recorded in the first quarter of 2011 was associated primarily with Montpelier’s U.K. operations.

During the three month periods ended March 31, 2012 and 2011, Montpelier paid less than $0.1 million in income taxes.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until at least 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended March 31, 2012 and 2011, these companies had pretax income (losses) of $112.1 million and $(97.9) million, respectively.

United Kingdom

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended March 31, 2012 and 2011, these companies had pretax losses of $1.8 million and $5.1 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established offsetting U.K. deferred tax asset valuation allowances against its existing gross deferred tax assets of $4.8 million and $4.4 million at March 31, 2012 and December 31, 2011, respectively.

United States

MUI, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax.  During the three month periods ended March 31, 2012 and 2011, these companies had pretax income (losses) of $0.1 million and $(2.4) million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $13.4 million at March 31, 2012 and December 31, 2011.

The Company’s U.S.-based operations are also subject to state and local income taxes. During the three month periods ended March 31, 2012 and 2011, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three month periods ended March 31, 2012 and 2011, such income taxes totaled less than $0.1 million.

U.K. and U.S. Net Operating Losses

The net operating losses associated with the Company’s U.K. operations may be carried forward to offset future taxable income generated in that jurisdiction and do not expire with time.  The net operating losses associated with the Company’s U.S. operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027.

NOTE 15.  Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its assets and liabilities that constitute financial instruments on its consolidated balance sheets at fair value with the exception of its Senior Notes, Trust Preferred Securities and Other Investments carried at net asset value.

At March 31, 2012 and December 31, 2011, the fair value of the Senior Notes (based on quoted market prices) was $233.6 million and $237.2 million, respectively, which compared to a carrying value of $227.9 million and $227.8 million, respectively. See Note 6.

At March 31, 2012 and December 31, 2011, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities) was $80.0 million and $76.0 million, respectively, which compared to a carrying value of $100.0 million. See Note 6.

At March 31, 2012 and December 31, 2011, the fair value and net asset value of the Other Investments carried at net asset value were approximately the same. See Note 5.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2012 and 2011, and our financial condition as of March 31, 2012 and December 31, 2011.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

This discussion contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission, for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.

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

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature and the high level of natural catastrophe activity experienced during 2011 led to improved property catastrophe pricing conditions into 2012.  In connection with January 1, 2012 renewals, our Property Catastrophe -Treaty line of business achieved overall price increases of approximately 10%, including increases within our U.S. portfolio of approximately 15%.  These rate improvements, along with the increased utilization of our privately placed underwriting partnerships, enabled us to grow our catastrophe-exposed premium writings during the first quarter of 2012, as compared to the first quarter of 2011, while decreasing our net catastrophe limits.  As a result, and as we enter the mid-year renewal period, we have additional capacity to take advantage of a pricing environment that we expect will show further improvement.

Our strong capital position also provides us with the continued ability to repurchase our Common Shares.  Due to the current market valuation of our Common Shares relative to their underlying net asset value, Common Share repurchases represent an alternative means of increasing shareholder value, as measured by our growth in fully converted book value per Common Share.

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

The following discussion should be read in conjunction with Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, in particular the specific risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties”.

Exposure Management

We monitor our net reinsurance treaty contract limits that we believe are exposed to a single natural catastrophe  occurrence within certain broadly defined major catastrophe zones.  We provide these limits as a measure of our relative potential loss exposure across major zones in the event a natural catastrophe occurs.

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of March 31, 2012
	(Millions)	Shareholders’ Equity
U.S. Hurricane:
Mid-Atlantic hurricane	$489	30%
Northeast hurricane	366	23%
Gulf hurricane	303	19%
Florida hurricane	302	19%
Hawaii hurricane	173	11%

U.S. Earthquake:
New Madrid earthquake	$541	34%
California earthquake	369	23%
Northwest earthquake	360	22%

Europe Windstorm:
Western Europe windstorm	$329	20%
UK & Ireland windstorm	303	19%
Scandinavia windstorm	111	7%

Other Countries:
Japan earthquake	$295	18%
Canada earthquake	233	14%
Australia earthquake	177	11%
Australia cyclone	171	11%
Turkey earthquake	162	10%
New Zealand earthquake	161	10%
Japan windstorm	156	10%
Chile earthquake	112	7%

(1)       For purposes of this presentation, “Mid-Atlantic” includes Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware and New Jersey; “Northeast” includes New York, Connecticut, Rhode Island, Massachusetts, New Hampshire and Maine; “Gulf” includes Texas, Louisiana, Mississippi and Alabama; “New Madrid” includes Missouri, Tennessee, Arkansas, Illinois, Kentucky, Indiana, Ohio and Michigan; “Northwest” includes Washington and Oregon; “Western Europe” includes France, Belgium, Netherlands, Luxembourg, Germany, Switzerland and Austria; and “Scandinavia” includes Denmark, Norway and Sweden.

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

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of March 31, 2012
	(Millions)		Shareholders’ Equity
	100-year	250-year	100-year	250-year

U.S. Hurricane	$247	$302	15%	19%

U.S. Earthquake	197	252	12%	16%

Europe Windstorm	166	190	10%	12%

(1)       A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”) meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP meaning there is a 0.4% chance in any given year that this level will be exceeded.

As of January 1, 2012, our three largest modeled exposures to a single event loss at a 250-year return period were U.S. Hurricane, U.S. Earthquake and Europe Windstorm.

Our net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.  This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. For example, our net impact from a large windstorm in Europe may differ materially depending on whether the majority of loss comes from the U.K. & Ireland or from Continental Europe.

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

Summary Financial Results

Quarter Ended March 31, 2012

We ended the first quarter of 2012 with a FCBVPCS of $24.30, an increase of 7.5% for the period after taking into account dividends declared on Common Shares.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income for the first quarter of 2012 was $110.8 million and our GAAP combined ratio was 58.9%.

Our underwriting results for the first quarter of 2012 contained no significant catastrophe losses and benefitted by $28.7 million in prior year favorable loss reserve development.  Our investment results for the first quarter of 2012 included $32.4 million of net realized and unrealized investment gains which were comprised of $22.5 million in net gains from fixed maturities, $7.2 million in net gains from equity securities and $2.7 million in net gains from other investments.

Quarter Ended March 31, 2011

We ended the first quarter of 2011 with a FCBVPCS of $23.10, a decrease of 5.7% for the period after taking into account dividends declared on Common Shares.  The decrease in our FCBVPCS was primarily the result of significant natural catastrophe losses offsetting our investment results.  Our comprehensive loss for the first quarter of 2011 was $103.8 million and our GAAP combined ratio was 178.8%.

Our underwriting results for the first quarter of 2011 included $214.3 million of net catastrophe losses (not including the benefit of reinstatement premiums) from earthquakes in New Zealand and Japan, flooding in Australia and Cyclone Yasi.  These losses were partially offset by $33.6 million of prior year favorable loss reserve development and $16.6 million of reinstatement premiums. Our investment results for the first quarter of 2011 included $16.6 million of net realized and unrealized investment gains which were comprised of $3.3 million in net gains from fixed maturities, $12.6 million in net gains from equity securities and $0.7 million in net gains from other investments.

Book Value Per Common Share

The following table presents our computation of book value per Common Share, fully converted book value per Common Share (or FCBVPCS) and fully converted tangible book value per Common Share:

	March 31, 2012	Dec. 31, 2011	March 31, 2011
Book value numerators (in millions):

Shareholders’ Equity	$1,615.1	$1,549.3	$1,472.1
Preferred Shares	(150.0)	(150.0)	—
[A] Common Shareholders’ Equity	1,465.1	1,399.3	1,472.1
Intangible asset (1)	—	—	(4.7)
[B] Tangible Common Shareholders’ Equity	$1,465.1	$1,399.3	$1,467.4

Book value denominators (in thousands):

[C] Common Shares outstanding	58,923	60,864	62,347
RSU obligations under benefit plans	1,377	761	1,378
[D] Common Shares and RSUs outstanding	60,300	61,625	63,725

Book value per Common Share [A] / [C]	$24.86	$22.99	$23.61
Fully converted book value per Common Share [A] / [D]	24.30	22.71	23.10
Fully converted tangible book value per Common Share [B] / [D]	24.30	22.71	23.03

Increase in FCBVPCS: (2)

From December 31, 2011	7.5%
From March 31, 2011	7.0%

(1)   Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.  We realized the full value of this asset in connection with the MUSIC Sale.

(2)   Computed as the change in our FCBVPCS after taking into account dividends declared on Common Shares of $0.105, and $0.41 during the three and twelve month periods ended March 31, 2012, respectively.

Our computations of FCBVPCS and the increase or decrease in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Further, the Compensation Committee has determined that for 2012 both our annual cash bonus opportunities and our Variable RSU awards will incorporate an “increase in FCBVPCS” performance measure, rather than our former ROE-based performance measure. We believe that this refinement of the performance measure: (i) more directly aligns our interests and motivations with those of shareholders, since it encompasses both our actual underwriting results and our actual investment results; and (ii) provides our employees with the ability to more easily understand, and identify with, their incentive hurdle, since we present our calculations of FCBVPCS and the increase or decrease in our FCBVPCS in our quarterly earnings releases and filings with the Securities and Exchange Commission.  See Note 13.

Consolidated Results of Operations

Our consolidated financial results for the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2012	2011

Gross insurance and reinsurance premiums written	$259.7	$254.1
Ceded reinsurance premiums	(39.7)	(27.6)
Net insurance and reinsurance premiums written	220.0	226.5
Change in net unearned insurance and reinsurance premiums	(59.5)	(60.4)
Net insurance and reinsurance premiums earned	160.5	166.1

Net investment income	17.6	17.5
Net realized and unrealized investment gains	32.4	16.6
Net foreign exchange losses	(2.6)	(2.0)
Net income (expense) from derivative instruments	1.5	(0.6)
Other revenue	0.5	—
Total revenues	209.9	197.6

Underwriting expenses:
Loss and LAE — current year losses	72.7	282.0
Loss and LAE — prior year losses	(28.7)	(33.6)
Insurance and reinsurance acquisition costs	24.8	24.7
General and administrative expenses	25.7	24.0

Non-underwriting expenses:
Interest and other financing expenses	5.0	5.9
Total expenses	99.5	303.0

Income (loss) before income taxes	110.4	(105.4)
Income tax benefit	—	1.1

Net income (loss)	110.4	(104.3)
Dividends declared on Preferred Shares	(3.3)	—
Net income (loss) available to common shareholders	$107.1	$(104.3)

Net income (loss)	$110.4	$(104.3)
Other comprehensive income items	0.4	0.5
Comprehensive income (loss)	$110.8	$(103.8)

Loss and LAE ratio	27.4%	149.5%
Acquisition cost ratio	15.5%	14.8%
General and administrative expense ratio	16.0%	14.5%
GAAP combined ratio	58.9%	178.8%

I. Review of Underwriting Results - by Segment

We currently operate through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC Run-Off.  The Montpelier Bermuda and Montpelier Syndicate 5151 segments represent separate underwriting platforms through which we write insurance and reinsurance business. The MUSIC Run-Off segment consists of: (i) for all periods through December 31, 2011, the historical operations of our former MUSIC segment; and (ii) for all subsequent periods, the insurance business retained, reinsured or otherwise indemnified by us in accordance with the MUSIC Sale.  The activities of the Company, certain of its intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented herein.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2012	2011

Gross premiums written	$180.7	$157.8
Ceded reinsurance premiums	(26.6)	(18.0)
Net premiums written	154.1	139.8
Change in net unearned premiums	(55.8)	(39.5)
Net premiums earned	98.3	100.3

Loss and LAE - current year losses	(29.3)	(206.1)
Loss and LAE - prior year losses	13.1	15.7
Acquisition costs	(12.2)	(13.6)
General and administrative expenses	(9.9)	(9.0)
Underwriting income (loss)	$60.0	$(112.7)

Loss and LAE ratio	16.5%	189.8%
Acquisition cost ratio	12.4%	13.6%
General and administrative expense ratio	10.0%	9.0%
GAAP combined ratio	38.9%	212.4%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
($ in millions)	2012		2011

Property Catastrophe - Treaty	$127.7	71%	$106.4	68%
Property Specialty - Treaty	11.2	6	14.9	9
Other Specialty - Treaty	33.5	18	26.9	17
Property and Specialty Individual Risk	8.3	5	9.6	6

Gross premiums written	180.7	100%	157.8	100%
Ceded reinsurance premiums	(26.6)		(18.0)
Net premiums written	$154.1		$139.8

Gross premiums written within Montpelier Bermuda during the first quarter of 2012 totaled $180.7 million, an increase of $22.9 million, or 15%, over the first quarter of 2011.  The majority of this increase related to the Property Catastrophe - Treaty line of business, which experienced improved pricing during the first quarter of 2011.  This improvement led to: (i) a greater portion of our overall underwriting capacity being allocated to Montpelier Bermuda; and (ii) an increase in Montpelier Bermuda’s January 1 renewal premium, as compared to the first quarter of 2011.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an intercompany excess-of loss reinsurance agreement.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Bermuda in the first quarters of 2012 and 2011 included reinstatements of $1.8 million and $7.6 million, respectively.  The first quarter of 2011 reinstatement premiums were mainly attributable to the New Zealand and Japan earthquake losses that occurred during that period.

Reinsurance premiums ceded by Montpelier Bermuda during the first quarters of 2012 and 2011 were $26.6 million and $18.0 million, respectively. Montpelier Bermuda purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Various other factors will also continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already occurred but have not been paid.  Montpelier Bermuda purchases: (i) excess-of-loss reinsurance covering one or more lines of its business; (ii) quota share reinsurance with respect to specific lines of its business; and (iii) industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Net Premiums Earned

Net premiums earned by Montpelier Bermuda were $98.3 million and $100.3 million during the first quarters of 2012 and 2011, respectively. Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Bermuda’s loss and LAE reserve activities for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Gross unpaid loss and LAE reserves - beginning	$716.9	$583.1
Reinsurance recoverable on unpaid losses - beginning	(61.0)	(54.0)
Net unpaid loss and LAE reserves - beginning	655.9	529.1

Losses and LAE incurred:
Current year losses	29.3	206.1
Prior year losses	(13.1)	(15.7)
Total losses and LAE incurred	16.2	190.4

Losses and LAE paid and approved for payment	(53.0)	(38.6)

Net unpaid loss and LAE reserves - ending	619.1	680.9
Reinsurance recoverable on unpaid losses - ending	55.6	59.3

Gross unpaid loss and LAE reserves - ending	$674.7	$740.2

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
	2012	2011

Loss and LAE ratio - current year	29.8%	205.5%
Loss and LAE ratio - prior year	(13.3)%	(15.7)%

Loss and LAE ratio	16.5%	189.8%

Current Year Loss and LAE events

During the first quarters of 2012 and 2011, Montpelier Bermuda experienced $29.3 million and $206.1 million in current year net loss and LAE, respectively.  There were no individually significant loss events impacting Montpelier Bermuda in the first quarter of 2012, however, during the first quarter of 2011, Montpelier Bermuda incurred $173.5 million of net current year loss and LAE from the February New Zealand earthquake and the March Japan earthquake.

The majority of Montpelier Bermuda’s remaining 2012 and 2011 current year loss and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the first quarter of 2012, Montpelier Bermuda experienced $13.1 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                                2011 Japan earthquake ($6.3 million decrease),

•                                2011 Danish cloudburst ($3.9 million increase),

•                                Three fire losses occurring during 2011 and 2010 ($3.9 million decrease), and

•                                February 2011 New Zealand earthquake ($2.3 million increase).

In addition to the foregoing, claims reported to Montpelier Bermuda through March 31, 2012 indicated that the non-catastrophe property and casualty IBNR initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $4.1 million during the first quarter of 2012.

During the first quarter of 2011, Montpelier Bermuda experienced $15.7 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                                Casualty reserves, primarily related to years 2007 and prior ($2.5 million reserve decrease),

•                                2005 and 2004 hurricanes ($2.1 million reserve decrease), and

•                               A non-catastrophe property loss that occurred during 2008 ($1.0 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda through March 31, 2011 indicated that the non-catastrophe property IBNR initially recorded during 2010 and 2009 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $4.8 million during the first quarter of 2011.

Underwriting Expenses

The following table presents Montpelier Bermuda’s underwriting expenses for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
($ in millions)	2012	2011

Acquisition costs	$12.2	$13.6
Acquisition cost ratio	12.4%	13.6%

General and administrative expenses	$9.9	$9.0
General and administrative expense ratio	10.0%	9.0%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable. Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier Bermuda’s estimates of loss and LAE fluctuate.  Montpelier Bermuda pays profit commissions on certain assumed reinsurance contracts, and receives profit commission on certain ceded contracts.  Increases (decreases) in net profit commission expense, which are accrued based on the estimated results of the subject contracts, totaled $(1.5) million and $0.4 million for the first quarters of 2012 and 2011, respectively.  Relatively few of Montpelier Bermuda’s assumed reinsurance contracts contain profit commission clauses and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

Montpelier Bermuda’s acquisition cost ratio for the three month periods ended March 31, 2012 decreased, as compared to the comparable 2011 period, primarily as a result of increases in profit commissions earned on ceded reinsurance contracts.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Operating expenses	$8.1	$8.4
Incentive compensation expenses	1.8	0.6
General and administrative expenses	$9.9	$9.0

Montpelier Bermuda’s operating expenses during the three month periods ended March 31, 2012 were consistent with those recorded during the comparable 2011 period.

Incentive compensation expenses recorded at Montpelier Bermuda consist of two independent components. The first component represents amounts that are not, or are no longer, dependent on Company performance, and consist of: (i) Fixed RSUs and Variable RSUs granted in prior years that have been effectively converted to Fixed RSUs; and (ii) the portion of annual employee cash bonuses that is based on individual employee performance goals. The second component represents amounts that are entirely dependent on Company performance and consist of: (i) Variable RSUs in the Initial RSU Period; and (ii) the portion of annual employee cash bonuses that is based on Company performance.

The increase in Montpelier Bermuda’s incentive compensation expenses during the first quarter of 2012, versus the comparable 2011 period, is primarily the result of improved Company performance during the 2012 period.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2012	2011

Gross premiums written	$74.7	$83.8
Ceded reinsurance premiums	(10.1)	(8.2)
Net premiums written	64.6	75.6
Change in net unearned premiums	(13.8)	(21.7)
Net premiums earned	50.8	53.9

Loss and LAE - current year losses	(34.9)	(65.3)
Loss and LAE - prior year losses	15.3	18.4
Acquisition costs	(8.6)	(8.4)
General and administrative expenses	(8.6)	(7.2)
Underwriting income (loss)	$14.0	$(8.6)

Loss and LAE ratio	38.6%	87.0%
Acquisition cost ratio	16.9%	15.6%
General and administrative expense ratio	17.0%	13.4%

GAAP combined ratio	72.5%	116.0%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s premium writings, by line of business, for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
($ in millions)	2012		2011

Property Catastrophe - Treaty	$8.1	11%	$25.5	30%
Property Specialty - Treaty	2.3	3	3.9	5
Other Specialty - Treaty	23.3	31	20.2	24
Property and Specialty Individual Risk	41.0	55	34.2	41

Gross premiums written	74.7	100%	83.8	100%
Reinsurance premiums ceded	(10.1)		(8.2)
Net premiums written	$64.6		$75.6

Gross premiums written within Montpelier Syndicate 5151 during the first quarter of 2012 totaled $74.7 million, which were $9.1 million, or 11%, lower than during first quarter of 2011. This decrease was driven by both a reduction in reinstatement premiums written during the first quarter of 2012, versus those in the comparable 2011 period, and a re-allocation of Property Catastrophe capacity to the Montpelier Bermuda segment. This decrease was partially offset by an increase in marine business written during the 2012 period.

Gross and net premiums written and reinsurance premiums ceded during the periods presented include amounts assumed and ceded as part of intercompany excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Syndicate 5151 in the first quarters of 2012 and 2011 included reinstatements of $0.9 million and $9.0 million, respectively.  The first quarter of 2011 reinstatement premiums were mainly attributable to the New Zealand and Japan earthquake losses that occurred during that period.

Reinsurance premiums ceded by Montpelier Syndicate 5151 during the first quarters of 2012 and 2011 were $10.1 million and $8.2 million, respectively.  Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures. The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Various other factors will also continue to affect Montpelier Syndicate 5151’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Syndicate 5151’s reinsurance purchases to date have represented prospective cover; that is, Montpelier Syndicate 5151 purchases reinsurance as protection against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.  Montpelier Syndicate 5151 purchases: (i) excess-of-loss reinsurance covering one or more lines of its business; and (ii) quota share reinsurance with respect to specific lines of its business.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 were $50.8 million and $53.9 million during the three month periods ended March 31, 2012 and 2011, respectively.  Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Syndicate 5151’s loss and LAE reserve activities for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Gross unpaid loss and LAE reserves - beginning	$341.6	$166.4
Reinsurance recoverable on unpaid losses - beginning	(36.4)	(2.6)
Net unpaid loss and LAE reserves - beginning	305.2	163.8

Losses and LAE incurred:
Current year losses	34.9	65.3
Prior year losses	(15.3)	(18.4)
Total losses and LAE incurred	19.6	46.9

Net impact of foreign currency movements	7.6	6.1

Losses and LAE paid and approved for payment	(29.3)	(12.4)

Net unpaid loss and LAE reserves - ending	303.1	204.4
Reinsurance recoverable on unpaid losses - ending	32.5	3.3

Gross unpaid loss and LAE reserves - ending	$335.6	$207.7

(1)         Montpelier Syndicate 5151’s ending reinsurance recoverable at March 31, 2012 includes a $17.0 million recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract. Montpelier Syndicate 5151’s ending gross and net loss and LAE reserves at March 31,2011 included $0.1 million of loss reserves assumed from the MUSIC Run-Off segment pursuant to intercompany reinsurance contracts.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE ratios for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
	2012	2011

Loss and LAE ratio - current year	68.7%	121.1%
Loss and LAE ratio - prior year	(30.1)%	(34.1)%

Loss and LAE ratio	38.6%	87.0%

Current Year Loss and LAE events

During the first quarters of 2012 and 2011, Montpelier Syndicate 5151 experienced $34.9 million and $65.3 million, respectively, in current year net loss and LAE.  There were no individually significant loss events impacting Montpelier Syndicate 5151 in the first quarter of 2012, however, during the first quarter of 2011, Montpelier Syndicate 5151 incurred $34.7 million of net current year loss and LAE from the February New Zealand earthquake and the March Japan earthquake.

The majority of Montpelier Syndicate 5151’s remaining 2012 and 2011 current year loss and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the first quarter of 2012 Montpelier Syndicate 5151 experienced $15.3 million in net favorable development on prior year loss and LAE reserves relating largely to the following events and factors:

•                  Non-catastrophe property and casualty IBNR recorded during 2011 and 2010 ($5.7 million decrease),

•                  2011 Thailand floods ($5.2 million decrease), and

•                  2011 U.S. storms including Hurricane Irene ($1.3 million decrease).

During the first quarter of 2011, Montpelier Syndicate 5151 experienced $18.4 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                  Non-catastrophe property IBNR recorded during 2010 and 2009 ($8.0 million decrease),

•                  2010 Australian floods ($3.7 million decrease), and

•                  Partial subrogation of a 2010 marine loss ($1.2 million reserve decrease).

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
($ in millions)	2012	2011

Acquisition costs	$8.6	$8.4
Acquisition cost ratio	16.9%	15.6%

General and administrative expenses	$8.6	$7.2
General and administrative expense ratio	17.0%	13.4%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate. Increases (decreases) in profit commissions, which are accrued based on the estimated results of the subject contract, totaled $(1.0) million and $0.6 million for the three month periods ended March 31, 2012 and 2011, respectively.

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

The increase in Montpelier 5151’s acquisition cost ratio in the first quarter of 2012, as compared to the comparable 2011 period, was primarily due to: (i) higher reinstatement premiums earned (which do not generate acquisition costs) during the first quarter of 2011, versus those earned during the first quarter of 2012, which had the effect of reducing the 2011 acquisition cost ratio; and (ii) an increase in marine premiums earned (which incorporate a higher acquisition cost ratio than most other business lines written by Montpelier Syndicate 5151) during the first quarter of 2012, versus those earned during the first quarter of 2011.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Operating expenses	$7.1	$6.7
Incentive compensation expenses	1.5	0.5
General and administrative expenses	$8.6	$7.2

Montpelier Syndicate 5151’s operating expenses increased slightly during the three month period ended March 31, 2012, as compared to the comparable 2011 period, primarily as a result of increases in Lloyd’s fees and salary costs.

Incentive compensation expenses recorded at Montpelier Syndicate 5151 consist of two independent components. The first component represents amounts that are not, or are no longer, dependent on Company performance, and consist of: (i) Fixed RSUs and Variable RSUs granted in prior years that have been effectively converted to Fixed RSUs; and (ii) the portion of annual employee cash bonuses that is based on individual employee performance goals. The second component represents amounts that are entirely dependent on Company performance and consist of: (i) Variable RSUs in the Initial RSU Period; and (ii) the portion of annual employee cash bonuses that is based on Company performance.

The increase in Montpelier Syndicate 5151’s incentive compensation expenses during the first quarter of 2012, versus the comparable 2011 period, is primarily the result of improved Company performance during the 2012 period.

MUSIC Run-Off

On December 31, 2011, we completed the MUSIC Sale. Since we have either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, our former and future operations associated with MUSIC do not constitute a “discontinued operation” in accordance with GAAP.  The cash flows subsequent to the MUSIC Sale, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within this MUSIC Run-Off segment. See Note 2.

Underwriting results for the MUSIC Run-Off segment for the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2012	2011

Gross premiums written	$1.3	$12.9
Ceded reinsurance premiums	—	(1.8)
Net premiums written	1.3	11.1
Change in net unearned premiums	10.1	0.8
Net premiums earned	11.4	11.9

Loss and LAE - current year losses	(8.5)	(10.6)
Loss and LAE - prior year losses	0.3	(0.5)
Acquisition costs	(4.0)	(2.7)
General and administrative expenses	—	(2.5)
Underwriting loss	$(0.8)	$(4.4)

Loss and LAE ratio	72.0%	93.3%
Acquisition cost ratio	35.1%	22.7%
General and administrative expense ratio	—%	21.0%

GAAP combined ratio	107.1%	137.0%

Premiums written and earned

During the first quarter of 2012, we assumed $1.3 million of MUSIC’s premium writings in connection with the MUSIC Sale, representing policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011.  Under certain circumstances, we may be required to assume additional MUSIC premium writings in future periods but such additional writings are not currently expected to be significant. During the first quarter of 2011, MUSIC wrote $12.9 million of gross premiums.

Gross premiums written within the MUSIC Run-Off segment relate entirely to the Property and Specialty Individual Risk line of business.

Ceded reinsurance premiums recorded during the three month period ended March 31, 2011 include amounts ceded to Montpelier Syndicate 5151 as part of an intercompany excess-of-loss reinsurance agreement. See “Corporate and Other” under this Item 2.

Net premiums earned are a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes the loss and LAE reserve activities of the MUSIC Run-Off segment for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Gross unpaid loss and LAE reserves - beginning	$38.3	$35.1
Reinsurance recoverable on unpaid losses - beginning	—	(5.8)
Net unpaid loss and LAE reserves - beginning	38.3	29.3

Losses and LAE incurred:
Current year losses	8.5	10.6
Prior year losses	(0.3)	0.5
Total losses and LAE incurred	8.2	11.1

Losses and LAE paid and approved for payment	(4.1)	(3.5)

Net unpaid loss and LAE reserves - ending	42.4	36.9
Reinsurance recoverable on unpaid losses - ending	—	6.1

Gross unpaid loss and LAE reserves - ending	$42.4	$43.0

The following table summarizes the net loss and LAE ratios of the MUSIC Run-Off segment for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
	2012	2011

Loss and LAE ratio - current year	74.6%	89.1%
Loss and LAE ratio - prior year	(2.6)%	4.2%

Loss and LAE ratio	72.0%	93.3%

Current year net losses incurred during the first quarter of 2012 represented IBNR as there were no individually significant loss events experienced within the MUSIC Run-Off segment during that period.  Current year net losses incurred during the first quarter of 2011 included four large property claims representing a total of $1.7 million in reported losses.

The amount of prior year loss reserve development associated with the MUSIC Run-Off segment was not significant during the periods presented.

Underwriting Expenses

The following table summarizes the underwriting expenses of the MUSIC Run-Off segment during the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
($ in millions)	2012	2011

Acquisition costs	$4.0	$2.7
Acquisition cost ratio	35.1%	22.7%

General and administrative expenses	$—	$2.5
General and administrative expense ratio	—%	21.0%

The MUSIC Run-Off segment incurred acquisition costs of $4.0 million and $2.7 million during the first quarters of 2012 and 2011, respectively.  The increase in acquisition costs incurred by the MUSIC Run-Off segment during the first quarter of 2012, as compared to the comparable 2011 period, was due to the ceding commission (the “Ceding Commission”) associated with the business we assumed from Selective in connection with the MUSIC Sale.  The Ceding Commission was designed to reimburse Selective for the portion of its general and administrative costs incurred in support of the business it cedes to us.  As a result, the MUSIC Run-Off segment is not expected to incur any significant general and administrative expenses for 2012 and beyond.

Prior to the MUSIC Sale, the general and administrative expenses associated with the MUSIC Run-Off segment consisted of: (i) salaries, employee benefits, incentive compensation and premises expenses; and (ii) intercompany allocations of information technology and other centrally-managed expenses.

At the time of the MUSIC Sale, MUSIC had 44 employees, all of whom were retained by Selective

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate holding and service companies and eliminations relating to intercompany reinsurance and service charges, is not considered to be an operating segment of our business. The underwriting losses generated by Corporate and Other principally reflect general and administrative expenses in support of our various operating companies.

Our Corporate and Other results for the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Gross premiums written	3.0	$(0.4)
Reinsurance premiums ceded	(3.0)	0.4
Net premiums written	—	—

General and administrative expenses	(7.2)	(5.3)
Underwriting loss	(7.2)	$(5.3)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between Montpelier Syndicate 5151 and MUSIC Run-Off. The premiums associated with these intercompany arrangements during the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Month Period Ended March 31, 2012			Three Month Period Ended March 31, 2011
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$(3.0)	$—	$(3.0)	$—	$—	$—
Montpelier Syndicate 5151	—	3.0	3.0	0.4	—	0.4
MUSIC Run-Off	—	—	—	—	(0.4)	(0.4)
Total intercompany premiums	$(3.0)	$3.0	$—	$0.4	$(0.4)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Operating expenses	$4.9	$4.6
Incentive compensation expenses	2.3	0.7
General and administrative expenses	$7.2	$5.3

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company.  Operating expenses incurred during the first quarter of 2012 increased slightly, as compared to those of the comparable 2011 period, primarily as a result of additional consulting and legal costs incurred.

Incentive compensation expenses recorded within Corporate and Other consist of two independent components. The first component represents amounts that are not, or are no longer, dependent on Company performance, and consist of: (i) Fixed RSUs and Variable RSUs granted in prior years that have been effectively converted to Fixed RSUs; and (ii) the portion of annual employee cash bonuses that is based on individual employee performance goals. The second component represents amounts that are entirely dependent on Company performance and consist of: (i) Variable RSUs in the Initial RSU Period; and (ii) the portion of annual employee cash bonuses that is based on Company performance.

The increase in incentive compensation expenses recorded within Corporate and Other during the first quarter of 2012, versus the comparable 2011 period, is primarily the result of improved Company performance during the 2012 period.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
($ in millions)	2012	2011

Investment income	$19.1	$18.7
Investment expenses	(1.5)	(1.2)
Net investment income	17.6	17.5

Net realized investment gains	28.2	7.1
Net unrealized investment gains	4.2	9.5
Net foreign exchange transaction losses on cash and investments	(1.5)	(1.3)
Net foreign exchange translation gains on cash and investments	7.0	7.2
Total return ($)	$55.5	$40.0

Weighted average investment portfolio value, including unmanaged cash	$2,952	$2,733
Total return on cash and investments (%)	1.9%	1.5%

Our total return on cash and investments for the first quarter of 2012 was higher than that of the first quarter of 2011 due to higher net realized and unrealized investment gains experienced during the 2012 period.

Our investment income during the first quarter of 2012 was slightly higher than that of the 2011 period, despite higher weighted average investment portfolio values, due to declines in short-term interest rates. Investment expenses during the 2012 period were higher than those incurred during the 2011 period due to both an increase in the average value of the portfolio and changes in the allocation of invested balances among our investment managers.

During the first quarter of 2012 we experienced $32.4 million of net realized and unrealized investment gains consisting of $22.5 million in net realized and unrealized gains from our fixed maturity portfolio, $7.2 million in net realized and unrealized gains from our equity portfolio and $2.7 million in net realized and unrealized gains from our other investments.

The fixed maturity net gains we experienced during the first quarter of 2012 were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries. The equity portfolio net gains we experienced during the 2012 period followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that we significantly reduced our equity portfolio during the month of January. The other investment net gains we experienced during the 2012 period resulted from the favorable overall market conditions (for both fixed maturity investments and equity securities) that we experienced during the period.

During the first quarter of 2011 we experienced $16.6 million of net realized and unrealized investment gains consisting of $3.3 million in net realized and unrealized gains from our fixed maturity portfolio, $12.6 million in net realized and unrealized gains from our equity portfolio and $0.7 million in net realized and unrealized gains from our other investments.

The fixed maturity and other investment net gains we experienced during the first quarter of 2011 were largely the result of a declining U.S. Treasury yield curve as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries. The equity portfolio net gains we experienced during the 2011 period were consistent with trends experienced by the U.S. equity market as a whole, as measured by the S&P 500 Index.

During the first quarters of 2012 and 2011 we experienced net foreign exchange gains on cash and investments of $5.5 million and $5.9 million, respectively. The foreign exchange gains experienced during these years were due to the weakening of the U.S. dollar against the various foreign currencies in which we transact, principally the British pound and the European Union euro.

As of March 31, 2012, December 31, 2011 and March 31, 2011, our Level 3 investments measured at fair value, as defined in GAAP, totaled $89.3 million (or 3.4%), $83.7 million (or 3.3%) and $86.2 million (or 3.5%) of our total invested assets measured at fair value, respectively. Our investments classified as Level 3 consist primarily of the following: (i) with respect to fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnership interests and private investment funds.

We currently have no net direct exposure to sovereign debt securities issued by any country located within the Eurozone.  As of March 31, 2012, we held $109.4 million (amortized cost $108.5 million) of debt securities within our fixed maturity portfolio that were issued by corporations domiciled within the Eurozone.  Of our total Eurozone holdings at March 31, 2012, $51.3 million (amortized cost $51.1 million) represented debt obligations of financial corporations, with the balance representing debt obligations of industrial and other non-financial corporations.  In addition, of our total Eurozone holdings at March 31, 2012, $14.5 million (amortized cost $14.2 million) represented debt obligations of corporations domiciled in Ireland, Italy and Spain, with the balance representing debt obligations of corporations domiciled in Austria, France, Germany, Luxemburg and the Netherlands.

Net Foreign Exchange Losses

The following table summarizes the components of our consolidated net foreign exchange losses for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Net foreign exchange transaction losses on cash and investments	$(1.5)	$(1.3)
Net foreign exchange transaction losses on insurance balances	(1.1)	(0.7)

Net foreign exchange losses	$(2.6)	$(2.0)

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign exchange transaction losses on cash and investments.

The net foreign exchange transaction losses on insurance and reinsurance balances represent net realized losses, primarily resulting from premiums receivable by Montpelier Bermuda in currencies other than the U.S. dollar and from cash and premiums receivable by Montpelier Syndicate 5151 in currencies other than the British pound. These transaction losses do not include fluctuations associated with our losses and LAE, which we record as favorable or unfavorable loss reserve development, and certain foreign currency exchange agreements we enter into in order to mitigate the financial effects of these foreign exchange rate fluctuations. See Note 7.

Net Income (Expense) From Derivative Instruments

Our net income (expense) from derivative instruments during the three month periods ended March 31, 2012 and 2011, was $1.5 million and $(0.6) million, respectively. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 7.

Other Revenue

Our other revenue is comprised of: (i) services provided to third parties consisting of third party commissions earned by PUAL, transitional services provided to Selective in connection with the MUSIC Sale and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; (ii) recognition of the proceeds from the Loss Development Cover (see Note 2); and (iii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms.

The following table summarizes our other revenue for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Services provided to third parties	$0.3	$0.2
Proceeds from the Loss Development Cover	0.2	—
Interest on funds advanced	—	(0.2)

Other revenue	$0.5	$—

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the three month periods ended March 31, 2012 and 2011:

	Three Month Periods Ended March 31,
(Millions)	2012	2011

Interest expense and amortization of discount - Senior Notes	$3.5	$3.5
Interest expense - Trust Preferred Securities	1.1	2.1
Letter of credit and trust fees	0.4	0.3

Interest and other financing expenses	$5.0	$5.9

The reduction in our interest and other financing expenses during the first quarter of 2012, versus that of the 2011 period, is due to the Trust Preferred Securities becoming a floating rate obligation on March 30, 2011 in accordance with its terms. The Trust Preferred Securities bore interest at a fixed rate of 8.55% per annum through March 29, 2011, and accrue interest thereafter at a floating rate of 3-month LIBOR plus 380 basis points (which varied from 4.27% to 4.38% during the period from January 1, 2012 to March 31, 2012). See Note 6.

Income Taxes

During the three month periods ended March 31, 2012 and 2011, we recorded an income tax benefit of zero million and $1.1 million, respectively. The income tax benefit we recorded in the first quarter of 2011 was associated primarily with our U.K. operations. See Note 14.

We are domiciled in Bermuda and have subsidiaries that are domiciled in the U.S., the U.K. and Switzerland. At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until 2035. During the three month periods ended March 31, 2012 and 2011, our Bermuda operations had pretax income (losses) of $112.1 million and $(97.9) million, respectively,

During the three month periods ended March 31, 2012 and 2011, our U.K. operations had pretax losses of $1.8 million and $5.1 million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established offsetting valuation allowances against each of our existing U.K. gross deferred tax assets.

During the three month periods ended March 31, 2012 and 2011, our U.S. operations had pretax income (losses) of $0.1 million and $(2.4) million, respectively, and are currently in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established offsetting valuation allowances against each of our existing U.S. gross deferred tax assets.

During the three month periods ended March 31, 2012 and 2011, the income taxes relating to our Switzerland operations totaled less than $0.1 million.

Dividends Declared on Preferred Shares

During the first quarter of 2012 we declared $3.3 million in cash dividends on our Preferred Shares.

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

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of March 31, 2012, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 3.1 years (inclusive of our fixed maturity short positions). If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments prior to maturity, potentially at a significant loss.

As of March 31, 2012, our sources of immediate and unencumbered liquidity consisted of: (i) $328.9 million of cash and cash equivalents; (ii) $105.3 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $389.5 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment holding were required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

We do not currently have a revolving credit facility. Nonetheless, we anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of March 31, 2012 and December 31, 2011:

	March 31,	Dec. 31,
(Millions)	2012	2011

Senior Notes, at face value	$228.0	$228.0
Trust Preferred Securities	100.0	100.0
Total Debt	$328.0	$328.0

Preferred Shareholders’ Equity	150.0	150.0
Common Shareholders’ Equity	1,465.1	1,399.3
Total Capital	$1,943.1	$1,877.3

Our total capital increased by $65.8 million during the first quarter of 2012 as a result of our recording comprehensive income of $110.8. million, recognizing $1.8 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $9.5 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $37.3 million of Common Shares.

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

Our Trust Preferred Securities mature on March 30, 2036, but are redeemable at our option at par.  We currently have no intention of redeeming our Trust Preferred Securities. The Trust Preferred Securities bore interest at 8.55% per annum through March 30, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. In February 2012 we entered into the LIBOR Swap which will result in our future net cash flows in connection with our Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the LIBOR Swap to its maturity.

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

We may need to raise additional capital in the future, through the issuance of debt, equity or hybrid securities, in order to, among other things, write new business, incur and/or pay significant losses, respond to, or comply with, any changes in the capital requirements that rating agencies or various regulatory bodies use to evaluate us, acquire new businesses, invest in existing businesses or to refinance our existing obligations.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of March 31, 2012 and December 31, 2011, our debt to capital ratio (which, as defined in such agreements, is currently the ratio of the amount of Senior Notes outstanding divided by the sum of the amount of Senior Notes outstanding and our total shareholders’ equity) was 12.4% and 12.8%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A-” (with a positive outlook).

In December 2011 we entered into the MUSIC Trust in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of March 31, 2012 and December 31, 2011, the fair value of all assets held in the MUSIC Trust was $59.9 million and $65.0 million, respectively, which exceeded the minimum value required on both of those dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  During 2011 we became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York.  We also intend to monitor and, where possible, take advantage of reduced collateral statutes as and when they are adopted in other states.  During 2011 we established the FL Trust and, as of March 31, 2012 and December 31, 2011, the fair value of all assets held in that trust was $25.3 million and $25.0 million, respectively.

In September 2010 we entered into the Reinsurance Trust as a means of providing statutory credit to our cedants.  As of March 31, 2012, we were granted authorized or trusteed reinsurer status in 49 states and the District of Columbia.  As of March 31, 2012 and December 31, 2011, the fair value of all assets held in the Reinsurance Trust was $331.1 million and $328.1 million, respectively, which exceeded the minimum value required on both dates.

In March 2010 we entered into the Lloyd’s Capital Trust in order to meet our ongoing Funds at Lloyd’s requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of Funds at Lloyd’s. As of March 31, 2012 and December 31, 2011, the fair value of all assets held in the Lloyd’s Capital Trust was $252.5 million and $251.8 million, respectively.

See Note 6 for detailed information concerning each of our letter of credit facilities and trust arrangements.

Regulation

Our holding company and insurance and reinsurance operations are subject to regulation by supervisors in multiple jurisdictions.  See Note 12 for detailed information concerning our regulatory requirements.

Financial Strength Ratings

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders.  Therefore, ceding companies often require their reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  Montpelier Re and Syndicate 5151 each maintain financial strength ratings, as discussed below, from A.M. Best, Standard & Poor’s and Fitch Ratings Ltd.

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

Enterprise Risk Management (“ERM”) Rating

Our ERM infrastructure consists of the methods and processes we utilize in order to prudently manage risk in the achievement of our objectives. ERM supports our needs (and those of our clients) by helping us to manage our underwriting and investment risks relative to our capital base while mitigating other known risks (including credit, liquidity and market risks, strategic risks, operational risks and regulatory and legal risks) to acceptable levels.  ERM involves identifying and monitoring particular events or circumstances relevant to our objectives, risks and opportunities, and assessing them in terms of likelihood and magnitude of impact.

Our current group-wide ERM rating, as issued by Standard & Poor’s, is “Strong”, which is the second highest of four Standard & Poor’s ERM ratings.

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures, LIBOR Swap and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of March 31, 2012, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

Net cash provided from operations

We generated net cash from operations of $48.7 million and $66.3 million during the first quarter of 2012 and 2011, respectively.  Our operating cash flow is primarily effected by premiums received (net of associated acquisition costs) and losses and LAE paid.

The decrease in our net cash provided from operations during the first quarter of 2012 resulted from sizable loss payments made in 2012 associated with the major catastrophes that occurred in 2011, primarily from earthquakes in New Zealand and Japan.

Net cash provided from investing activities

We generated $86.6 million of net cash from investing activities during the first quarter of 2012, as follows:

•                      we paid $30.4 million for net purchases of fixed maturity investments,

•                      we received $77.0 million from net sales of equity securities and other investments,

•                      we paid $4.5 million to settle investment-related derivative instruments,

•                      we had a $45.6 million decrease in our restricted cash,

•                      we paid $1.0 million in expenses related to the MUSIC Sale, and

•                      we paid $0.1 million to acquire capitalized assets.

We generated $73.9 million of net cash from investing activities during the first quarter of 2011, as follows:

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

Net cash used for financing activities

We used $42.2 million of net cash for financing activities during the first quarter of 2012, as follows:

•                      we paid $32.5 million to repurchase Common Shares, and

•                      we paid $9.7 million in dividends to holders of Common Shares and Preferred Shares.

We used $53.9 million of net cash for financing activities during the first quarter of 2011, as follows:

•                      we paid $47.4 million to repurchase Common Shares, and

•                      we paid $6.5 million in dividends to holders of Common Shares.

Effect of exchange rate fluctuations on cash and cash equivalents

During the first quarter of 2012 and 2011 we experienced increases of $5.4 million and $4.5 million, respectively, in the value of our U.S. dollar cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at March 31, 2012:

(Millions) Rating / Type	Fair Value at March 31, 2012
U.S. Government and agencies (AA+)	$508.2
AAA	381.0
AA	689.2
A	431.8
BBB	205.0
Below BBB	305.4
Not rated (primarily participation in bank loans)	24.2

Total fixed maturities	$2,544.8

Summary of Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates (including disclosures of our contingent assets and liabilities) and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) loss and LAE reserves; (ii) written and earned insurance and reinsurance premiums; (iii) ceded reinsurance; and (iv) share-based compensation. Our accounting policies for these items are of critical importance to our consolidated financial statements.

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three month periods ended March 31, 2012.  As of March 31, 2012 and December 31, 2011, our best estimate for gross unpaid loss and LAE reserves was $1,035.7 million and $1,077.1 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $964.6 million and $999.4 million, respectively. As of March 31, 2012 and December 31, 2011, IBNR represented 54% and 56% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of March 31, 2012, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income (or loss) and shareholders’ equity by approximately $144.7 million. The net income (or loss) and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three month periods ended March 31, 2012.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three month periods ended March 31, 2012.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Share-Based Compensation

On the basis of the Company’s results achieved during the first quarter of 2012, the Company anticipated issuing 669,105 Variable RSUs for the 2012-2015 award cycle as of March 31, 2012, or approximately 120% of the 557,588 Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2012 to 2015 cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2013.  See Note 13.

If our results for the balance of 2012 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2012 would be $1.4 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $13.3 million to $3.7 million.  Additionally, our RSUs outstanding would decrease by 669,105.

If our results for the balance of 2012 were to develop unfavorably, resulting in a “Target” payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2012 would be $0.2 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $13.3 million to $11.7 million.  Additionally, our RSUs outstanding would decrease by 111,517.

If our results for the balance of 2012 were to develop favorably, resulting in a “Maximum”  (200% of Target) payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2012 would be $1.0 million deficient and the RSU expense that we would expect to incur in future periods would increase from $13.3 million to $19.8 million.  Additionally, our RSUs outstanding would increase by 446,071.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2011 Annual Report on Form 10-K and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2012, there were no material changes to our market risks as described in our 2011 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2012, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings often involve insurance or reinsurance contract disputes which are typical for the insurance and reinsurance industry.  The estimates of our possible losses incurred in connection with such legal proceedings are provided for as “loss and loss adjustment expenses” within our consolidated statements of operations and are included within our “loss and loss adjustment expense reserves” on our consolidated balance sheets.

Other than the Tribune litigation disclosed in Note 5, we had no other unresolved legal proceedings, other than those in the normal course of business, at March 31, 2012.

Item 1A.      Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2012	—	—	—
February 1 - February 29, 2012	36,300	$17.90	36,300
March 1 - March 31, 2012	1,913,838	19.16	1,913,838
Total	1,950,138	$19.14	1,950,138	$107,676,236

(1)   As of March 31, 2012, the Company had a remaining Common Share repurchase authorization of $107.7 million from its authorization granted by the Board on November 16, 2010. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit Number	Description of Document

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

10.1	Montpelier Re Holdings Ltd. 2012 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2012).

10.2	Form of Montpelier Re Holdings Ltd. 2012 Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2012).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

		Name:	Michael S. Paquette
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 4, 2012