Form 10-Q
period 2012-06-30
MONTPELIER RE HOLDINGS LTD
filed 2012-08-03
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the registrant had 55,919,262 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except share amounts)	2012	2011
Assets
Fixed maturity investments, at fair value (amortized cost: $2,370.6 and $2,359.1)	$2,425.9	$2,390.2
Equity securities, at fair value (cost: $36.7 and $79.3)	37.2	96.1
Other investments (cost: $107.8 and $100.0)	109.9	102.4
Total investments	2,573.0	2,588.7
Cash and cash equivalents	563.7	340.3
Restricted cash	88.6	128.4
Reinsurance recoverable on unpaid losses	78.8	77.7
Reinsurance recoverable on paid losses	3.5	7.7
Insurance and reinsurance premiums receivable	353.5	213.4
Unearned reinsurance premiums ceded	51.1	22.0
Deferred insurance and reinsurance acquisition costs	57.7	50.9
Accrued investment income	15.0	16.2
Unsettled sales of investments	88.2	33.9
Other assets	21.6	20.3
Total Assets	$3,894.7	$3,499.5
Liabilities
Loss and loss adjustment expense reserves	$1,029.9	$1,077.1
Debt	327.9	327.8
Unearned insurance and reinsurance premiums	418.3	265.9
Insurance and reinsurance balances payable	77.6	44.0
Liability for investment securities sold short	127.7	136.3
Unsettled purchases of investments	251.0	69.9
Accounts payable, accrued expenses and other liabilities	37.6	29.2
Total Liabilities	2,270.0	1,950.2

Commitments and Contingent Liabilities (See Note 11)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares at par value - issued 58,342,991 and 62,260,930 shares	0.1	0.1
Additional paid-in capital	1,093.3	1,165.6
Treasury shares at cost: 1,780,994 and 1,396,756 shares	(30.2)	(22.0)
Retained earnings	416.8	259.7
Accumulated other comprehensive loss	(5.3)	(4.1)
Total Shareholders’ Equity	1,624.7	1,549.3
Total Liabilities and Shareholders’ Equity	$3,894.7	$3,499.5

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods Ended		Six Month Periods Ended
	June 30,		June 30,
(In millions of U.S. dollars, except per share amounts)	2012	2011	2012	2011
Revenues
Gross insurance and reinsurance premiums written	$253.5	$217.2	$513.2	$471.3
Ceded reinsurance premiums	(42.7)	(22.9)	(82.4)	(50.5)
Net insurance and reinsurance premiums written	210.8	194.3	430.8	420.8
Change in net unearned insurance and reinsurance premiums	(64.4)	(41.9)	(123.9)	(102.3)
Net insurance and reinsurance premiums earned	146.4	152.4	306.9	318.5
Net investment income	17.2	17.1	34.8	34.6
Net realized and unrealized investment gains	13.3	9.4	45.7	26.0
Net foreign exchange gains	2.9	2.3	0.3	0.3
Net income from derivative instruments	2.1	3.9	3.6	3.3
Other revenue	0.2	0.1	0.7	0.1
Total revenues	182.1	185.2	392.0	382.8
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	57.2	104.4	101.2	352.8
Insurance and reinsurance acquisition costs	23.6	26.3	48.4	51.0
General and administrative expenses	31.0	25.5	56.7	49.5
Non-underwriting expenses:
Interest and other financing expenses	4.8	4.9	9.8	10.8
Total expenses	116.6	161.1	216.1	464.1
Income (loss) before income taxes	65.5	24.1	175.9	(81.3)
Income tax benefit (provision)	—	(0.5)	—	0.6
Net income (loss)	65.5	23.6	175.9	(80.7)
Dividends declared on Preferred Shares	(3.4)	(2.4)	(6.7)	(2.4)
Net income (loss) available to common shareholders	$62.1	21.2	$169.2	(83.1)
Net income (loss)	$65.5	23.6	$175.9	(80.7)
Net change in foreign currency translation	(1.6)	0.9	(1.2)	1.4
Comprehensive income (loss)	$63.9	$24.5	$174.7	$(79.3)
Per share data:
Basic and diluted earnings (loss) per Common Share	$1.06	$0.33	$2.82	$(1.34)
Dividends declared per Common Shares	0.105	0.10	0.21	0.20

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Month Periods Ended June 30, 2012 and 2011

Unaudited

					Common		Accum.
	Total		Common	Additional	Shares held		other
	shareholders’	Preferred	Shares at	paid-in	in treasury	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss

Opening balances at January 1, 2012	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)

Net income	175.9	—	—	—	—	175.9	—
Net change in foreign currency translation	(1.2)	—	—	—	—	—	(1.2)
Repurchases of Common Shares	(85.6)	—	—	(76.6)	(9.0)	—	—
Issuances of Common Shares from treasury	—	—	—	(0.8)	0.8	—	—
Expense recognized for RSUs	5.3	—	—	5.3	—	—	—
RSUs withheld for income taxes	(0.2)	—	—	(0.2)	—	—	—
Dividends declared on Common Shares	(12.1)	—	—	—	—	(12.1)	—
Dividends declared on Preferred Shares	(6.7)	—	—	—	—	(6.7)	—

Ending balances at June 30, 2012	$1,624.7	$150.0	$0.1	$1,093.3	$(30.2)	$416.8	$(5.3)

					Common		Accum.
	Total		Common	Additional	Shares held		other
	shareholders’	Preferred	Shares at	paid-in	in treasury	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss

Opening balances at January 1, 2011	$1,628.8	$—	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)

Net loss	(80.7)	—	—	—	—	(80.7)	—
Net change in foreign currency translation	1.4	—	—	—	—	—	1.4
Repurchases of Common Shares	(62.5)	—	—	(62.5)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(3.1)	3.1	—	—
Issuance of Preferred Shares	150.0	150.0	—	—	—	—	—
Preferred Share issuance costs	(4.6)	—	—	(4.6)	—	—	—
Expense recognized for RSUs	3.4	—	—	3.4	—	—	—
RSUs withheld for income taxes	(0.8)	—	—	(0.8)	—	—	—
Dividends declared on Common Shares	(12.4)	—	—	—	—	(12.4)	—
Dividends declared on Preferred Shares	(2.4)	—	—	—	—	(2.4)	—

Ending balances at June 30, 2011	$1,620.2	$150.0	$0.1	$1,191.1	$(29.6)	$313.4	$(4.8)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Month Periods Ended
	June 30,
(In millions of U.S. dollars)	2012	2011
Cash flows from operations:
Net income (loss)	$175.9	$(80.7)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Net realized and unrealized investment gains	(45.7)	(26.0)
Net realized and unrealized (gains) losses on investment-related derivative instruments	(2.5)	0.5
Net amortization and depreciation of assets and liabilities	6.8	10.0
Expense recognized for RSUs	5.3	3.4
Net change in:
Loss and loss adjustment expense reserves	(46.0)	242.6
Reinsurance recoverable on paid and unpaid losses	2.5	2.3
Unearned insurance and reinsurance premiums	153.0	117.1
Insurance and reinsurance balances payable	34.0	19.2
Unearned reinsurance premiums ceded	(29.1)	(14.9)
Deferred insurance and reinsurance acquisition costs	(6.8)	(10.4)
Insurance and reinsurance premiums receivable	(140.5)	(121.0)
Other assets	(2.2)	0.4
Accounts payable, accrued expenses and other liabilities	5.8	(22.6)
Other	4.1	(1.2)
Net cash provided from operations	114.6	118.7
Cash flows from investing activities:
Purchases of fixed maturity investments	(1,904.9)	(1,472.3)
Purchases of equity securities	(102.2)	(119.9)
Purchases of other investments	(20.7)	(10.9)
Sales, maturities, calls and pay downs of fixed maturity investments	2,018.9	1,430.6
Sales of equity securities	169.0	130.2
Sales and redemptions of other investments	16.1	19.8
Payment of closing expenses associated with the MUSIC Sale	(1.0)	—
Settlements of investment-related derivative instruments	(1.1)	0.8
Net change in restricted cash	39.6	20.2
Payment of accrued investment performance fees	—	(1.0)
Acquisitions of capitalized assets	(0.2)	(0.3)
Net cash provided from (used for) investing activities	213.5	(2.8)
Cash flows from financing activities:
Repurchases of Common Shares	(83.9)	(62.5)
Net proceeds from issuance of Preferred Shares	—	145.4
Dividends paid on Common Shares	(12.6)	(12.7)
Dividends paid on Preferred Shares	(6.6)	—
Net cash (used for) provided from financing activities	(103.1)	70.2
Effect of exchange rate fluctuations on cash and cash equivalents	(1.6)	5.1
Net increase in cash and cash equivalents during the period	223.4	191.2
Cash and cash equivalents - beginning of year	340.3	232.3
Cash and cash equivalents - end of period	$563.7	$423.5

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

Detailed financial information about each of the Company’s reportable segments for the three and six month periods ended June 30, 2012 and 2011 is presented in Note 9. The activities of the Company, certain of its intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 9.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities are as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Blue Water Re Ltd. (“Blue Water Re”), the Company’s wholly-owned operating subsidiaries based in Pembroke, Bermuda.

Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.

Blue Water Re is a registered Bermuda Special Purpose Insurer (“SPI”) that underwrites property catastrophe risks on a fully-collateralized basis.

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

Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007.  Syndicate 5151 underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and specie and specialty casualty classes sourced mainly from the London, U.S. and European markets.

MCL, the Company’s wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s sole corporate underwriting member of Lloyd’s.

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

Since Montpelier has either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the Company’s former and future operations associated with MUSIC do not constitute a “discontinued operation” in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  The cash flows that we will retain subsequent to the MUSIC Sale, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within the MUSIC Run-Off segment.  See Note 9.

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

For the majority of Montpelier’s excess-of-loss contracts, written premium is based on the deposit or minimum premium as defined in the contract. Subsequent adjustments, based on reports of actual premium or revisions in estimates by ceding companies, are recorded in the period in which they are determined.  For Montpelier’s pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by ceding companies and Montpelier’s underwriters. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully earned when written.  Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or contracts in force.

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of June 30, 2012 and December 31, 2011, Montpelier’s provision for doubtful accounts was $3.8 million and $3.6 million, respectively.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when it is determined that such a loss event has occurred.

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

Also included in acquisition costs are profit commissions earned and incurred. Accrued profit commissions are included in insurance and reinsurance balances payable.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Opening Rate January 1, 2012	Closing Rate June 30, 2012	Opening Rate January 1, 2011	Closing Rate June 30, 2011
British Pound (GBP)	1.5617	1.5570	1.5441	1.5961
Swiss Franc (CHF)	1.0634	1.0546	1.0429	1.1888

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

Investments and Cash

Montpelier’s fixed maturity investments and equity securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within “net realized and unrealized investment gains” in the Company’s statement of operations.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (expense) from derivative instruments are presented net of any associated performance fees.  Montpelier incurred (reversed) performance fees related to its investments and investment-related derivative instruments of $0.6 million and $(0.2) million during the three month periods ended June 30, 2012 and 2011, respectively, and $2.8 million and $0.1 million during the six month periods ended June 30, 2012 and 2011, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  Restricted cash of $88.6 million at June 30, 2012 consisted of $76.9 million of collateral supporting open short sale investment and derivative positions, and $11.7 million of foreign deposit accounts held at Lloyd’s.  Restricted cash of $128.4 million at December 31, 2011 consisted of $121.7 million of collateral supporting open short sale investment and derivative positions, and $6.7 million of foreign deposit accounts held at Lloyd’s.

As of June 30, 2012 and December 31, 2011, $146.2 million and $34.8 million, respectively, of Montpelier’s cash equivalents represented repurchase agreements which were fully collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Common Shares Held in Treasury

Common Shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of June 30, 2012 and December 31, 2011, the Company had inception-to-date gains from issuances of its treasury shares of $2.3 million and $2.2 million, respectively, which have been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At June 30, 2012 and December 31, 2011, funds withheld balances of $3.9 million and $6.0 million, respectively, were recorded within “other assets” on the Company’s consolidated balance sheets.

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

During the three and six month periods ended June 30, 2012, Montpelier Re assumed $0.2 million and $1.5 million of MUSIC’s premium writings, respectively, which represented: (i) policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011; and (ii) additional audit premium relating to policies written on or prior to December 31, 2011.  Under certain circumstances,  Montpelier may be required to assume additional MUSIC premium writings in future periods but such additional writings are not currently expected to be significant.

As of June 30, 2012 and December 31, 2011, Montpelier Re had remaining unearned premiums of $6.6 million and $24.8 million, respectively, and loss and LAE reserves of $44.4 million and $38.3 million, respectively, under the MUSIC Quota Share.

NOTE 3.  Loss and LAE Reserves

The following table summarizes Montpelier’s loss and LAE reserve activities for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011
Gross unpaid loss and LAE reserves - beginning	$1,035.7	$990.9	$1,077.1	$784.6
Reinsurance recoverable on unpaid losses - beginning	(71.1)	(68.7)	(77.7)	(62.4)
Net unpaid loss and LAE reserves - beginning	964.6	922.2	999.4	722.2

Losses and LAE incurred:
Current year losses	73.9	124.1	146.6	406.1
Prior year losses	(16.7)	(19.7)	(45.4)	(53.3)
Total incurred losses and LAE	57.2	104.4	101.2	352.8

Net foreign currency translation movements	(8.8)	(1.1)	(1.2)	5.0

Losses and LAE paid and approved for payment:
Current year losses	(6.9)	(17.9)	(9.1)	(20.6)
Prior year losses	(55.0)	(50.3)	(139.2)	(102.1)
Total losses and LAE paid and approved for payment	(61.9)	(68.2)	(148.3)	(122.7)

Net unpaid loss and LAE reserves - ending	951.1	957.3	951.1	957.3
Reinsurance recoverable on unpaid losses - ending	78.8	73.8	78.8	73.8
Gross unpaid loss and LAE reserves - ending	$1,029.9	$1,031.1	$1,029.9	$1,031.1

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

Prior Year Loss and LAE Development — three and six month periods ended June 30, 2012

During the second quarter of 2012, Montpelier experienced $16.7 million in net favorable development on prior year loss and LAE reserves.

The net favorable development recognized during the second quarter of 2012 related to the following events and factors:

•                                        IBNR reductions associated with the Other Specialty - Treaty line of business ($13.1 million decrease, $5.0 million of which related specifically to Montpelier Bermuda’s medical malpractice class of business),

•                                        An individual risk loss incurred during 2008 at Montpelier Bermuda ($5.1 million increase), and

•                                        Known 2011 and 2010 catastrophe events ($4.4 million decrease).

The remaining net favorable development on prior year loss and LAE reserves recognized during the second quarter of 2012 related to several smaller adjustments made across multiple classes of business.

During the six month period ended June 30, 2012, Montpelier experienced $45.4 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2012 also included the following events and factors recognized during the first quarter of 2012:

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

In addition to the foregoing, claims reported to Montpelier in 2012 indicated that the non-catastrophe property and casualty IBNR initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $9.8 million during the first quarter of 2012.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first half of 2012 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — three and six month periods ended June 30, 2011

During the second quarter of 2011, Montpelier experienced $19.7 million in net favorable development on prior year loss and LAE reserves.

The net favorable development recognized during the second quarter of 2011 related to the following events and factors:

•                                        IBNR reductions associated with catastrophe and other large losses incurred at Montpelier Syndicate 5151 during 2009 and 2010 ($7.0 million decrease),

•                                        Casualty losses incurred during 2005 and 2006 at Montpelier Bermuda ($4.8 million decrease), and

•                                        Casualty losses incurred at MUSIC during 2008, 2009 and 2010 ($1.3 million decrease).

The remaining net favorable development on prior year loss and LAE reserves recognized during the second quarter of 2011 related to several smaller adjustments made across multiple short-tail classes of business.

During the six month period ended June 30, 2011, Montpelier experienced $53.3 million in net favorable development on net loss and LAE reserves relating to prior year losses. In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2011 also included the following events and factors recognized during the first quarter of 2011:

•                                        2010 Australian floods ($3.7 million decrease),

•                                        Casualty losses, primarily related to 2007 and prior years ($2.5 million decrease),

•                                        2005 and 2004 hurricanes ($2.1 million decrease),

•                                        Partial subrogation of a 2010 marine loss ($1.2 million decrease), and

•                                        A non-catastrophe property loss that occurred during 2008 ($1.0 million decrease).

In addition to the foregoing, claims reported to Montpelier in 2011 indicated that the non-catastrophe property IBNR initially recorded during 2010 and 2009 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $12.8 million during the first quarter of 2011.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first half of 2011 related to several smaller adjustments made across multiple classes of business.

Net Impact of Foreign Currency Movements on Loss and LAE Incurred and Loss and LAE Reserves

Montpelier recognized net foreign exchange transaction gains (losses) related to its current and prior year loss and LAE of $(2.5) million and $(6.4) million during the three month periods ended June 30, 2012 and 2011, respectively, and $0.3 million and $(5.2) million during the six month periods ended June 30, 2012 and 2011, respectively.

Montpelier recognized net foreign exchange translation gains (losses) related to its current and prior year loss and LAE reserves of $8.8 million and $1.1 million during the three month periods ended June 30, 2012 and 2011, respectively, and $1.2 million and $(5.0) million during the six month periods ended June 30, 2012 and 2011, respectively.

Montpelier’s foreign currency transaction gains (losses) on its loss and LAE incurred are incorporated in its underwriting results (including its underwriting ratios) as a decrease (increase) in its loss and LAE.  Montpelier’s foreign currency translation gains (losses) on its loss and LAE reserves, which are a component of its comprehensive income (loss), do not impact Montpelier’s underwriting results.

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

All of Montpelier’s reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect Montpelier against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. Montpelier’s reinsurance contracts consist primarily of excess-of-loss contracts covering one or more lines of business and pro-rata reinsurance with respect to specific lines of its business. Montpelier also purchases industry loss warranty (“ILW”) policies which provide coverage for certain losses incurred, provided they are triggered by events exceeding a specified industry loss size as well as Montpelier’s own incurred loss. For non-ILW excess-of-loss reinsurance contracts, the attachment point and exhaustion of these contracts are based solely on the amount of Montpelier’s actual losses incurred from an event or events.

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

Earned reinsurance premiums ceded were $29.7 million and $20.1 million for the three month periods ended June 30, 2012 and 2011, respectively, and $53.3 million and $36.2 million for the six month periods ended June 30, 2012 and 2011, respectively.  Net increases in estimated ultimate reinsurance recoveries included in loss and LAE were $10.3 million and $7.4 million for the three month periods ended June 30, 2012 and 2011, respectively, and $6.5 million and $16.8 million for the six month periods ended June 30, 2012 and 2011, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses as of June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012		December 31, 2011
Rating	Amount	% of Total	Amount	% of Total
A+	$1.4	40%	$3.2	42%
A	1.8	51	4.4	57
A-	0.2	6	0.1	1
Unrated by A.M. Best	0.1	3	—	—
Total reinsurance recoverable on paid losses	$3.5	100%	$7.7	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012		December 31, 2011
Rating	Amount	% of Total	Amount	% of Total
A+	$22.4	28%	$23.6	30%
A	27.2	35	27.5	35
A-	3.8	5	2.8	4
Unrated by A.M. Best	25.4	32	23.8	31
Total reinsurance recoverable on unpaid losses	$78.8	100%	$77.7	100%

Montpelier’s unrated reinsurance recoverables as of June 30, 2012 and December 31, 2011 relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) are considered by management to be financially sound.

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

As of June 30, 2012, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 5.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s  fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	June 30, 2012		December 31, 2011
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value

Fixed maturity investments:
Corporate debt securities	$919.8	$937.9	$887.1	$886.2
Residential mortgage-backed securities	630.3	645.0	560.8	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	364.7	372.7	488.6	495.7
Commercial mortgage-backed securities	116.3	120.9	139.2	142.0
Debt securities issued by U.S. states and political subdivisions	67.0	74.3	58.3	64.7
Debt securities issued by foreign governments and their agencies	65.4	65.4	46.2	46.8
Other debt obligations	207.1	209.7	178.9	180.4
Total fixed maturity investments	$2,370.6	$2,425.9	$2,359.1	$2,390.2

Equity securities:
Exchange-listed funds	$25.0	$25.6	$25.0	$23.6
Industrial	6.0	6.2	4.7	6.4
Consumer goods	3.3	3.3	4.6	9.0
Energy	0.7	0.8	16.5	24.5
Technology	0.7	0.5	14.2	19.5
Financial	0.3	0.3	11.9	9.4
Other	0.7	0.5	2.4	3.7
Total equity securities	$36.7	$37.2	$79.3	$96.1

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could become liable for significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of June 30, 2012, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.0 years (inclusive of fixed maturity short positions).

As of June 30, 2012, 77% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 10% were rated “BBB” (Good) by Standard & Poor’s and 13% were either unrated or rated below “BBB”.

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $119.6 million and $128.5 million as of June 30, 2012 and December 31, 2011, respectively.  Montpelier also had open short equity and investment option and future positions of $8.1 million and $7.8 million at June 30, 2012 and December 31, 2011, respectively.  Net unrealized gains associated with Montpelier’s open short positions totaled $1.1 million as of June 30, 2012 and December 31, 2011.

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

	June 30, 2012		December 31, 2011
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$71.2	$71.2	$59.8	$59.8

Other investments carried at fair value:
Limited partnership interests and private investment funds	$25.7	$26.0	$29.2	$29.3
CAT Bonds	10.0	10.0	10.0	10.2
Derivative instruments	0.9	2.7	1.0	3.1
Total other investments carried at fair value	$36.6	$38.7	$40.2	$42.6
Other investments	$107.8	$109.9	$100.0	$102.4

Net appreciation or depreciation in the value of Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported within “net realized and unrealized investment gains” in the Company’s consolidated statements of operations.  Net appreciation or depreciation on Montpelier’s derivative instruments is reported within “net income from derivative instruments” in the Company’s consolidated statements of operations.  See Note 7.

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

Montpelier also had open Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures contracts as of June 30, 2012 and December 31, 2011.  See Note 7.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$862.3	$75.6	$937.9
Residential mortgage-backed securities	—	645.0	—	645.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	201.0	171.7	—	372.7
Commercial mortgage-backed securities	—	120.9	—	120.9
Debt securities issued by U.S. states and political subdivisions	—	74.3	—	74.3
Debt securities issued by foreign governments and their agencies	1.0	64.4	—	65.4
Other debt obligations	—	202.4	7.3	209.7
Total fixed maturity investments	$202.0	$2,141.0	$82.9	$2,425.9

Equity securities:
Exchange-listed funds	$—	$25.6	$—	$25.6
Industrial	6.2	—	—	6.2
Consumer goods	3.3	—	—	3.3
Energy	0.8	—	—	0.8
Technology	0.5	—	—	0.5
Financial	0.3	—	—	0.3
Other	0.5	—	—	0.5
Total equity securities	$11.6	$25.6	$—	$37.2
Other investments carried at fair value	$—	$12.7	$26.0	$38.7
Total investments carried at fair value	$213.6	$2,179.3	$108.9	$2,501.8
Other investments carried at net asset value	$—	$47.7	$23.5	$71.2
Total investments	$213.6	$2,227.0	$132.4	$2,573.0

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$841.5	$44.7	$886.2
Residential mortgage-backed securities	—	574.4	—	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	163.1	332.6	—	495.7
Commercial mortgage-backed securities	—	142.0	—	142.0
Debt securities issued by U.S. states and political subdivisions	—	64.7	—	64.7
Debt securities issued by foreign governments and their agencies	1.6	45.2	—	46.8
Other debt obligations	—	170.7	9.7	180.4
Total fixed maturity investments	$164.7	$2,171.1	$54.4	$2,390.2

Equity securities:
Exchange-listed funds	$—	$23.6	$—	$23.6
Financial	9.4	—	—	9.4
Consumer goods	9.0	—	—	9.0
Industrial	6.4	—	—	6.4
Energy	24.5	—	—	24.5
Technology	19.5	—	—	19.5
Other	3.7	—	—	3.7
Total equity securities	$72.5	$23.6	$—	$96.1
Other investments carried at fair value	$—	$13.3	$29.3	$42.6
Total investments carried at fair value	$237.2	$2,208.0	$83.7	$2,528.9
Other investments carried at net asset value	$—	$25.4	$34.4	$59.8
Total investments	$237.2	$2,233.4	$118.1	$2,588.7

Level 1 Securities

Montpelier’s investments classified as Level 1 as of June 30, 2012 and December 31, 2011, consisted of U.S. Treasuries, debt securities issued by foreign governments and long and short equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of June 30, 2012 and December 31, 2011, approximately 11% and 40%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of June 30, 2012 and December 31, 2011, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of June 30, 2012 and December 31, 2011, approximately 89% and 60%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no transfers between Levels 1 and 2 during the three and six month periods ended June 30, 2012 and 2011.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of June 30, 2012 and December 31, 2011 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds. Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include investments in limited partnerships and private investment funds at June 30, 2012 and December 31, 2011 which represent alternative asset limited partnerships that invest in distressed mortgages.  The fair value of these private equity investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of June 30, 2012 and December 31, 2011, the Company’s Level 3 investments measured at fair value represented 4.4% and 3.3% of its total investments measured at fair value, respectively.  As of June 30, 2012 and December 31, 2011, the Company’s total Level 3 investments represented 5.1% and 4.6% of its total investments, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ended June 30, 2012 and 2011:

	Three Month Period Ended June 30, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$52.1	$32.5	$(9.2)	$(0.1)	$0.3	$75.6
Other debt obligations	8.8	—	(1.4)	—	(0.1)	7.3
Total fixed maturity investments	60.9	32.5	(10.6)	(0.1)	0.2	82.9
Other investments	28.4	—	(2.8)	1.0	(0.6)	26.0
Total Level 3 investments at fair value	$89.3	$32.5	$(13.4)	$0.9	$(0.4)	$108.9

	Six Month Period Ended June 30, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$44.7	$81.5	$(52.1)	$0.5	$1.0	$75.6
Other debt obligations	9.7	—	(2.4)	—	—	7.3
Total fixed maturity investments	54.4	81.5	(54.5)	0.5	1.0	82.9
Other investments	29.3	—	(4.8)	1.3	0.2	26.0
Total Level 3 investments at fair value	$83.7	$81.5	$(59.3)	$1.8	$1.2	$108.9

	Three Month Period Ended June 30, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$34.9	$6.4	$(5.5)	$—	$(0.2)	$35.6
Other debt obligations	13.0	0.1	(1.1)	—	0.1	12.1
Total fixed maturity investments	47.9	6.5	(6.6)	—	(0.1)	47.7
Other investments	38.3	—	(2.3)	0.3	(1.6)	34.7
Total Level 3 investments	$86.2	$6.5	$(8.9)	$0.3	$(1.7)	$82.4

	Six Month Period Ended June 30, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$37.9	$6.4	$(8.9)	$—	$0.2	$35.6
Other debt obligations	4.7	9.1	(1.8)	—	0.1	12.1
Total fixed maturity investments	$42.6	15.5	(10.7)	—	0.3	47.7
Other investments	$42.6	—	(6.2)	0.4	(2.1)	34.7
Total Level 3 investments	$85.2	$15.5	$(16.9)	$0.4	$(1.8)	$82.4

There were no transfers out of Level 3 investments during the three and six month periods ended June 30, 2012 and 2011.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three and six month periods ended June 30, 2012 and 2011, consisted of the following:

	Net Realized Gains on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Three Month Period Ended June 30, 2012:
Fixed maturity investments	$6.0	$7.1	$(1.9)	$11.2
Equity securities	0.7	(0.9)	(0.8)	(1.0)
Other investments	0.6	(0.2)	2.5	2.9
Three Month Period Ended June 30, 2011:
Fixed maturity investments	$3.2	$14.7	$0.8	$18.7
Equity securities	1.6	(6.0)	(0.3)	(4.7)
Other investments	0.3	(4.4)	4.4	0.3

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Six Month Period Ended June 30, 2012:
Fixed maturity investments	$13.7	$21.9	$1.2	$36.8
Equity securities	23.2	(16.2)	(1.6)	5.4
Other investments	(1.4)	4.5	4.0	7.1
Six Month Period Ended June 30, 2011:
Fixed maturity investments	$4.4	$16.8	$2.6	$23.8
Equity securities	7.3	0.9	(0.2)	8.0
Other investments	0.5	(3.9)	4.0	0.6

(1)         Represents net realized and unrealized foreign exchange gains and losses from investments and income and expense derived from the following derivative instruments: (i) Foreign Exchange Contracts;  (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures; and (v) the LIBOR Swap (see Note 7).  These derivatives are carried at fair value within “other investments” in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three and six month periods ended June 30, 2012 and 2011 consisted of the following:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011
Fixed maturity investments	$18.0	$17.6	$36.4	$35.5
Cash and cash equivalents	0.1	—	0.2	0.1
Equity securities	0.1	0.1	0.2	0.2
Other investments	0.5	0.6	1.0	1.2
Total investment income	18.7	18.3	37.8	37.0
Investment expenses	(1.5)	(1.2)	(3.0)	(2.4)
Net investment income	$17.2	$17.1	$34.8	$34.6

Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds (the “Blue Water Trusts”) established for the benefit of ceding companies.  As of June 30, 2012, the fair value of all assets held in the Blue Water Trusts was $22.5 million.  See Note 6.

In December 2011, Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of June 30, 2012 and December 31, 2011, the fair value of all assets held in the MUSIC Trust was $56.1 million and $65.0 million, respectively, which exceeded the minimum value required on both of those dates.  See Note 6.

In September 2010, Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants.  As of June 30, 2012, Montpelier Re was granted authorized or trusteed reinsurer status in 49 states and the District of Columbia.  As of June 30, 2012 and  December 31, 2011, the fair value of all assets held in the Reinsurance Trust was $334.0 million and $328.1 million, respectively, which exceeded the minimum value required on both dates.  See Note 6.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  In June 2011, Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with its reduced collateral requirements in Florida.  As of June 30, 2012 and December 31, 2011, the fair value of all assets held in the FL Trust was $25.6 million and $25.0 million, respectively. See Note 6.

In March 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. The initial minimum value of the Lloyd’s Capital Trust was set at $230.0 million.  As of June 30, 2012 and December 31, 2011, the fair value of all assets held in the Lloyd’s Capital Trust was $251.6 million and $251.8 million, respectively.  See Note 6.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  As of June 30, 2012 and December 31, 2011, the fair value of all assets held in the Premiums Trust Funds was $345.1 million and $243.6 million, respectively. See Note 12.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as “cash and cash equivalents”, “investments” and “accrued investment income”, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $1,840.1 million and $1,358.3 million for the six month periods ended June 30, 2012 and 2011, respectively. Maturities, calls and paydowns of investments totaled $363.9 million and $222.3 million for the six month periods ended June 30, 2012 and 2011, respectively. There were no non-cash exchanges or involuntary sales of investment securities during these periods.

Pending Securities Litigation

During 2011 Montpelier Re was named in a series of lawsuits filed by a group of plaintiffs in their capacity as trustees for senior debt issued by the Tribune Company (“Tribune”) on behalf of various senior debt holders. Montpelier Re, along with thousands of other named defendants, formerly owned Tribune common shares and tendered such common shares pursuant to a 2007 leveraged buyout led by Tribune management (the “Tribune LBO”). Tribune subsequently filed for bankruptcy protection at the end of 2008.  In July 2012, the U.S. Bankruptcy Court confirmed a Plan of Reorganization proposed by the debtors and certain creditors, but other creditors have appealed that ruling.

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

Montpelier Re was also named in a similar suit filed by the Office Committee of Unsecured Creditors.  This suit was filed in the U.S. Bankruptcy Court for the District of Delaware and also asserts a fraudulent conveyance claim involving the Tribune LBO.  This suit has since been transferred to the Southern District of New York.

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

The carrying value of the Senior Notes as of June 30, 2012 and December 31, 2011, was $227.9 million and $227.8 million, respectively.

The Company incurred interest expense on the Senior Notes of $3.5 million during each of the three month periods ended June 30, 2012 and 2011, and $7.0 million during each of the six month periods ended June 30, 2012 and 2011.  The Company paid $7.0 million in interest on the Senior Notes during each of the six month periods ended June 30, 2012 and 2011.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 29, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.26% to 4.38% during the period from January 1, 2012 to June 30, 2012, and from 4.05% to 4.11%  during the period from March 30, 2011 to June 30, 2011.

The Company incurred interest expense on the Trust Preferred Securities of $1.1 million during each of the three month periods ended June 30, 2012 and 2011, respectively, and $2.2 million and $3.2 million during the six month periods ended June 30, 2012 and 2011, respectively. The Company paid $2.2 million and $3.2 million in interest on the Trust Preferred Securities during the six month periods ended June 30, 2012 and 2011, respectively.

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

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $159.1 million and $264.2 million at June 30, 2012 and December 31, 2011, respectively. The following table outlines these facilities as of June 30, 2012:

	Total Capacity	Amount Drawn	Expiry Date
Secured operational Letter of Credit Facilities
Syndicated 5-Year Facility	$123.3	$123.3	June 2012
Bilateral Facility	75.0	1.8	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of June 30, 2012 and December 31, 2011, the Company and Montpelier Re were in compliance with all covenants.

Effective June 8, 2012, the Syndicated 5-Year Facility, which formerly had a capacity of $215.0 million, expired in accordance with its terms and was not renewed.  As a result: (i) Montpelier Re can no longer issue letters of credit under that facility; (ii) all outstanding letters of credit drawn under that facility will continue for up to 360 days; and (iii) all outstanding letters of credit drawn under that facility will either be renewed into one of Montpelier Re’s reinsurance trusts or the Bilateral Facility upon expiry.  The Syndicated 5-Year Facility is subject to an annual commitment fee of 0.225% on drawn balances and, while active, was subject to an annual commitment fee of 0.08% on undrawn balances.

Effective June 16, 2012, the Syndicated 364-Day Facility, which formerly had a capacity of $250.0 million, expired in accordance with its terms and was not renewed.  As of June 30, 2012, there were no outstanding letters of credit drawn under that facility.  While active, the Syndicated 364-Day Facility was subject to an annual commitment fee of 0.45% on drawn balances and an annual commitment fee of 0.10% on undrawn balances.

The Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45%, which was increased from 0.40% effective August 1, 2011.  The commitment fee is charged on drawn balances only.

Trust Arrangements

In June 2012 Blue Water Re commenced its operations and established the Blue Water Trusts as a means of providing collateralized reinsurance protection to its cedants. See Note 5.

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

As a means to manage its underwriting risk, Montpelier has entered into ILW swap contracts (the “ILW Swap”) which provides reinsurance-like protection for specific loss events associated with certain lines of its business.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded as of June 30, 2012 and December 31, 2011:

		June 30, 2012		December 31, 2011
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Value	Fair Value	Notional Value
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(2.4)	$207.5	$1.4	$202.0
U.S. Dollars sold	Other Investments	2.1	168.9	2.0	184.0
Credit Derivatives	Other Investments	1.7	236.5	(2.2)	240.2
Interest Rate Contracts	Other Investments	1.4	124.4	1.1	72.4
Investment Options and Futures (long)	Other Investments	0.8	—	0.8	—
LIBOR Swap	Other Investments	(0.9)	100.0	—	—
ILW Swaps	Other Assets	0.7	8.0	—	—
Investment Options and Futures (short)	Liabilities	—	—	0.2	—

The following table presents the net income (expense) from Montpelier’s derivative instruments during the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011
Foreign Exchange Contracts - underwriting activities	$(0.9)	$4.3	$2.2	$6.3
Foreign Exchange Contracts - investing activities	2.4	(0.2)	(0.9)	(1.8)
Credit Derivatives	1.5	0.1	2.1	(0.5)
Interest Rate Contracts	1.0	(1.7)	1.9	(1.0)
Investment Options and Futures	—	1.7	(0.5)	0.9
ILW Swaps	(0.3)	(0.3)	(0.3)	(0.7)
ILW Contract	—	—	—	0.1
LIBOR Swap	(1.6)	—	(0.9)	—
Net income from derivative instruments	$2.1	$3.9	$3.6	$3.3

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

Montpelier’s open Foreign Exchange Contracts at June 30, 2012 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Indian rupees, Australian dollars, Danish kroner and Brazilian reals.  Montpelier’s open Foreign Exchange Contracts at December 31, 2011 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of June 30, 2012 and December 31, 2011, Montpelier had open long option and future positions with a fair value of $0.8 million and open short option and future positions with a fair value of zero million and $0.2 million, respectively.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Swaps

In April 2012 Montpelier Re entered into an ILW Swap with a third-party in order to purchase protection against Montpelier Re’s Japan windstorm exposures through November 30, 2012 (the “Japan Wind Swap”).  In return for a fixed-rate payment of $0.6 million, Montpelier Re receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the Japan Wind Swap is $5.0 million.  Through June 30, 2012, no industry loss event has occurred which would have triggered a recovery by Montpelier under the Japan Wind Swap.

In May 2012 Montpelier Re entered into an ILW Swap with a third-party in order to purchase protection against Montpelier’s construction and engineering exposures from June 11, 2012 through June 10, 2013 (the “Engineering Swap”).  In return for a fixed-rate payment of $0.3 million, Montpelier receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier under the Engineering Swap is $3.0 million.  Through June 30, 2012, no industry loss event has occurred which would have triggered a recovery by Montpelier under the Engineering Swap.

In November 2010 Montpelier Re entered into an ILW Swap with a third-party in order to purchase protection against Montpelier Re’s U.S. earthquake and Europe windstorm exposures through June 30, 2011 (the “U.S. Event Swap”).  In return for a fixed-rate payment of $1.0 million, Montpelier Re received a floating-rate payment which was triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the U.S. Event Swap was $5.0 million. Through the date of maturity of the U.S. Event Swap, no industry loss event occurred which would have triggered a recovery by Montpelier.

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

LIBOR Swap

In February, 2012, the Company entered into the LIBOR Swap with a third party in order to fix its future net cash flows in connection with its Trust Preferred Securities to be a set amount each period.  See Note 6.  The LIBOR Swap is carried at fair value and is derived based on other observable (Level 2) inputs.

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

Dividends on Preferred Shares are non-cumulative. Consequently, holders of Preferred Shares will be entitled to receive only when, as and if declared by the Company’s Board of Directors (the “Board”) or by a duly authorized committee of the Board, cash dividends from the original issue date, quarterly on the 15th day of January, April, July and October of each year. These dividends will accrue with respect to a particular dividend period, on the liquidation preference amount of $25.00 per share at an annual rate of 8.875%. So long as any Preferred Shares remain outstanding, no dividend shall be paid or declared on Common Shares or any other securities ranking junior to Preferred Shares (other than a dividend payable solely in Common Shares or in other junior securities), unless the full dividend for the latest completed dividend period on all outstanding Preferred Shares has been declared and paid or otherwise provided for.

The Preferred Shares are listed on the New York Stock Exchange (symbol “MRH.BH”) and the Bermuda Stock Exchange (symbol “MRHPFD.BH”).

Common Shares

The following table summarizes the Company’s Common Share activity during the six month periods ended June 30, 2012 and 2011:

	Six Month Periods Ended June 30,
(in Common Shares)	2012	2011
Beginning Common Shares outstanding	60,864,174	64,557,204
Acquisitions of Common Shares:
Common Shares repurchased and retired	(3,917,939)	(3,164,602)
Common Shares repurchased and placed in treasury	(431,800)	—
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	47,562	189,166
Ending Common Shares outstanding	56,561,997	61,581,768

As of June 30, 2012, the Company had 56,561,997 Common Shares outstanding consisting of 58,342,991 Common Shares issued less 1,780,994 Common Shares held in treasury.  As of December 31, 2011, the Company had 60,864,174 Common Shares outstanding consisting of 62,260,930 Common Shares issued less 1,396,756 Common Shares held in treasury.

2012 Common Share activity

The Company repurchased 3,917,939 Common Shares pursuant to a publicly announced share repurchase program at an average price of $19.57 per share during the first half of 2012. These Common Shares were subsequently retired.

The Company repurchased a further 431,800 Common Shares pursuant to a publicly announced share repurchase program at an average price of $20.75 per share during the first half of 2012. These Common Shares were placed in the Company’s treasury and are expected to be re-issued to employees and directors in satisfaction of existing and future RSU obligations.

The Company issued 47,562 Common Shares to employees in satisfaction of vested RSU obligations during the first half of 2012. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $0.1 million, which was recorded as an increase to additional paid-in capital.

2011 Common Share activity

The Company repurchased 3,164,602 Common Shares pursuant to a publicly announced share repurchase program at an average price of $19.74 per share during the first half of 2011. These Common Shares were subsequently retired.

The Company issued 189,166 Common Shares to employees in satisfaction of vested RSU obligations during the first half of 2011. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.2 million, which was recorded as a reduction to additional paid-in capital.

Common Share Repurchase Authorization

As of June 30, 2012, the Company had a remaining share repurchase authorization of $59.4 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared cash dividends per Common Share totaling $0.105 and $0.10 during the three month periods ended June 30, 2012 and 2011, respectively, and $0.21 and $0.20 per Common Share during the six month periods ended June 30, 2012 and 2011, respectively. The total amount of dividends paid to holders of Common Shares during the six month periods ended June 30, 2012 and 2011, was $12.6 million and $12.7 million, respectively.  As of June 30, 2012 and December 31, 2011, the Company had $5.9 million and $6.4 million, respectively, of dividends payable to holders of Common Shares.

The Company declared cash dividends per Preferred Share totaling $0.555 and $0.40 during the three month periods ended June 30, 2012 and 2011, respectively, and $1.109 and $0.40 per Preferred Share during the six month periods ended June 30, 2012 and 2011, respectively. The dividend declared during the second quarter of 2011 represented the initial cash dividend per Preferred Share for the interim period from May 10, 2011 to July 15, 2011. The total amount of dividends paid to holders of Preferred Shares during the six month periods ended June 30, 2012 and 2011, was $6.6 million and  zero, respectively.  As of June 30, 2012 and December 31, 2011, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

NOTE 9.  Segment Reporting

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151 and MUSIC Run-Off. The Montpelier Bermuda segment includes the assets and operations of Montpelier Re and Blue Water Re, and the Montpelier Syndicate 5151 segment includes the assets and operations of MCL, Syndicate 5151, MUAL, PUAL, MUSL, MEAG and MUI.  The MUSIC Run-Off segment consists of: (i) for all periods through December 31, 2011, the historical operations of the Company’s former MUSIC segment; and (ii) for all subsequent periods, the insurance business retained, reinsured or otherwise indemnified by Montpelier in accordance with the MUSIC Sale.

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

The following table summarizes Montpelier’s identifiable assets by segment as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Montpelier Bermuda	$3,282.8	$2,962.6
Montpelier Syndicate 5151	546.0	423.5
MUSIC Run-Off	61.2	75.3
Corporate and Other, including intercompany eliminations	4.7	38.1

Total assets	$3,894.7	$3,499.5

A summary of Montpelier’s statements of operations by segment for the three month period ended June 30, 2012 follows:

Three Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$189.3	$63.4	$0.2	$0.6	$253.5
Ceded reinsurance premiums	(40.5)	(1.6)	—	(0.6)	(42.7)
Net insurance and reinsurance premiums written	148.8	61.8	0.2	—	210.8
Change in unearned premiums	(63.5)	(9.1)	8.2	—	(64.4)
Net insurance and reinsurance premiums earned	85.3	52.7	8.4	—	146.4

Loss and LAE	(19.5)	(32.2)	(5.5)	—	(57.2)
Insurance and reinsurance acquisition costs	(8.9)	(11.8)	(2.9)	—	(23.6)
General and administrative expenses	(11.8)	(11.2)	—	(8.0)	(31.0)
Underwriting income	45.1	(2.5)	—	(8.0)	34.6
Net investment income	16.4	0.5	0.3	—	17.2
Net investment and foreign exchange gains	8.9	7.5	—	(0.2)	16.2
Net income from derivative instruments	4.1	(0.2)	—	(1.8)	2.1
Other revenue	—	0.1	—	0.1	0.2
Interest and other financing expenses	(0.2)	(0.7)	—	(3.9)	(4.8)
Income before income taxes	$74.3	$4.7	$0.3	$(13.8)	$65.5

A summary of Montpelier’s statements of operations by segment for the six month period ended June 30, 2012 follows:

Six Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$370.0	$138.1	$1.5	$3.6	$513.2
Ceded reinsurance premiums	(67.1)	(11.7)	—	(3.6)	(82.4)
Net insurance and reinsurance premiums written	302.9	126.4	1.5	—	430.8
Change in unearned premiums	(119.3)	(22.9)	18.3	—	(123.9)
Net insurance and reinsurance premiums earned	183.6	103.5	19.8	—	306.9

Loss and LAE	(35.7)	(51.8)	(13.7)	—	(101.2)
Insurance and reinsurance acquisition costs	(21.1)	(20.4)	(6.9)	—	(48.4)
General and administrative expenses	(21.7)	(19.8)	—	(15.2)	(56.7)
Underwriting income	105.1	11.5	(0.8)	(15.2)	100.6
Net investment income	33.2	1.0	0.6	—	34.8
Net investment and foreign exchange gains	45.2	0.6	0.3	(0.1)	46.0
Net income from derivative instruments	4.9	(0.2)	—	(1.1)	3.6
Other revenue	0.1	0.2	0.2	0.2	0.7
Interest and other financing expenses	(0.6)	(0.7)	—	(8.5)	(9.8)
Income before income taxes	$187.9	$12.4	$0.3	$(24.7)	$175.9

A summary of Montpelier’s statements of operations by segment for the three month period ended June 30, 2011 follows:

Three Month Period Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$155.4	$57.6	$15.5	$(11.3)	$217.2
Ceded reinsurance premiums	(18.2)	(14.0)	(2.0)	11.3	(22.9)
Net insurance and reinsurance premiums written	137.2	43.6	13.5	—	194.3
Change in unearned premiums	(44.7)	3.4	(0.6)	—	(41.9)
Net insurance and reinsurance premiums earned	92.5	47.0	12.9	—	152.4

Loss and LAE	(41.8)	(49.3)	(13.3)	—	(104.4)
Insurance and reinsurance acquisition costs	(12.1)	(11.3)	(2.9)	—	(26.3)
General and administrative expenses	(10.0)	(7.3)	(2.2)	(6.0)	(25.5)
Underwriting loss	28.6	(20.9)	(5.5)	(6.0)	(3.8)
Net investment income	16.1	0.5	0.6	(0.1)	17.1
Other revenue	0.2	(0.1)	—	—	0.1
Investment and foreign exchange gains	10.0	1.2	0.5	—	11.7
Net income from derivative instruments	4.1	(0.2)	—	—	3.9
Interest and other financing expenses	(0.3)	(0.1)	—	(4.5)	(4.9)
Income before income taxes	$58.7	$(19.6)	$(4.4)	$(10.6)	$24.1

A summary of Montpelier’s statements of operations by segment for the six month period ended June 30, 2011 follows:

Six Month Period Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$313.2	$141.4	$28.4	$(11.7)	$471.3
Ceded reinsurance premiums	(36.2)	(22.2)	(3.8)	11.7	(50.5)
Net insurance and reinsurance premiums written	277.0	119.2	24.6	—	420.8
Change in unearned premiums	(84.2)	(18.3)	0.2	—	(102.3)
Net insurance and reinsurance premiums earned	192.8	100.9	24.8	—	318.5

Loss and LAE	(232.2)	(96.2)	(24.4)	—	(352.8)
Insurance and reinsurance acquisition costs	(25.7)	(19.7)	(5.6)	—	(51.0)
General and administrative expenses	(19.0)	(14.5)	(4.7)	(11.3)	(49.5)
Underwriting loss	(84.1)	(29.5)	(9.9)	(11.3)	(134.8)
Net investment income	32.4	1.1	1.1	—	34.6
Other revenue	0.1	0.1	—	(0.1)	0.1
Investment and foreign exchange gains	31.8	(5.8)	0.3	—	26.3
Net income from derivative instruments	4.1	(0.8)	—	—	3.3
Interest and other financing expenses	(0.6)	(0.1)	—	(10.1)	(10.8)
Loss before income taxes	$(16.3)	$(35.0)	$(8.5)	$(21.5)	$(81.3)

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended June 30, 2012 and 2011:

Three Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$150.4	$0.9	$—	$0.6	$151.9
Property Specialty - Treaty	12.3	0.5	—	—	12.8
Other Specialty - Treaty	11.7	22.9	—	—	34.6
Property and Specialty Individual Risk	14.9	39.1	0.2	—	54.2
Total gross premiums written	$189.3	$63.4	$0.2	$0.6	$253.5

Three Month Period Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$112.9	$4.6	$—	$(10.8)	$106.7
Property Specialty - Treaty	12.3	0.6	—	—	12.9
Other Specialty - Treaty	16.2	18.6	—	—	34.8
Property and Specialty Individual Risk	14.0	33.8	15.5	(0.5)	62.8
Total gross premiums written	$155.4	$57.6	$15.5	$(11.3)	$217.2

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Period Ended June 30,
	2012		2011

U.S. and Canada	$165.4	65%	$135.4	62%
Worldwide (1)	53.1	21	54.3	25
Japan	20.6	8	9.2	4
Western Europe, excluding the U.K. and Ireland	3.7	2	1.2	1
U.K. and Ireland	3.6	1	2.8	1
Worldwide, excluding U.S. and Canada (2)	0.6	—	7.7	4
Other	6.5	3	6.6	3
Total gross premiums written	$253.5	100%	$217.2	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the six month periods ended June 30, 2012 and 2011:

Six Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$278.1	$9.0	$—	$3.6	$290.7
Property Specialty - Treaty	23.5	2.8	—	—	26.3
Other Specialty - Treaty	45.2	46.2	—	—	91.4
Property and Specialty Individual Risk	23.2	80.1	1.5	—	104.8
Total gross premiums written	$370.0	$138.1	$1.5	$3.6	$513.2

Six Month Period Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$219.4	$30.1	$—	$(10.9)	$238.6
Property Specialty - Treaty	27.2	4.6	—	—	31.8
Other Specialty - Treaty	43.0	38.8	—	—	81.8
Property and Specialty Individual Risk	23.6	67.9	28.4	(0.8)	119.1
Total gross premiums written	$313.2	$141.4	$28.4	$(11.7)	$471.3

(1)          Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Six Month Period Ended June 30,
	2012		2011

U.S. and Canada	$278.8	54%	$242.5	51%
Worldwide (1)	128.6	25	127.7	27
Western Europe, excluding the U.K. and Ireland	25.0	5	22.9	2
Japan	22.8	4	15.3	7
Worldwide, excluding U.S. and Canada (2)	18.3	4	30.2	5
U.K. and Ireland	16.1	3	10.8	3
Other	23.6	5	21.9	5
Total gross premiums written	$513.2	100%	$471.3	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended June 30, 2012 and 2011:

Three Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$56.1	$3.4	$—	$—	$59.5
Property Specialty - Treaty	11.5	1.6	—	—	13.1
Other Specialty - Treaty	10.3	21.2	—	—	31.5
Property and Specialty Individual Risk	7.4	26.5	8.4	—	42.3
Total net premiums earned	$85.3	$52.7	$8.4	$—	$146.4

Three Month Period Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$54.4	5.7	$—	$(2.8)	$57.3
Property Specialty - Treaty	13.0	1.6	—	0.2	14.8
Other Specialty - Treaty	17.0	13.1	—	1.9	32.0
Property and Specialty Individual Risk	8.1	26.6	12.9	0.7	48.3
Total net premiums earned	$92.5	47.0	$12.9	$—	$152.4

(1)          Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods Ended June 30,
	2012		2011

U.S. and Canada	$79.1	54%	$79.6	52%
Worldwide (1)	32.1	22	36.3	24
Western Europe, excluding the U.K. and Ireland	9.3	6	8.9	6
Japan	7.7	5	4.7	3
U.K. and Ireland	5.4	4	7.3	5
Worldwide, excluding U.S. and Canada (2)	3.8	3	7.4	5
Other	9.0	6	8.2	5
Total net earned premiums	$146.4	100%	$152.4	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the six month periods ended June 30, 2012 and 2011:

Six Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$116.9	$5.7	$—	$0.2	$122.8
Property Specialty - Treaty	22.0	3.3	—	—	25.3
Other Specialty - Treaty	29.3	39.9	—	0.7	69.9
Property and Specialty Individual Risk	15.4	54.6	19.8	(0.9)	88.9
Total net premiums earned	$183.6	$103.5	$19.8	$—	$306.9

Six Month Period Ended June 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$114.1	18.7	$—	$(5.2)	$127.6
Property Specialty - Treaty	26.4	4.8	—	0.8	32.0
Other Specialty - Treaty	36.7	27.8	—	2.9	67.4
Property and Specialty Individual Risk	15.6	49.6	24.8	1.5	91.5
Total net premiums earned	$192.8	100.9	$24.8	$—	$318.5

(1)    Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Six Month Periods Ended June 30,
	2012		2011
U.S. and Canada	$167.6	55%	$160.3	50%
Worldwide (1)	69.7	23	81.1	26
Western Europe, excluding the U.K. and Ireland	16.3	5	15.9	5
Japan	12.6	4	12.2	4
U.K. and Ireland	11.1	4	14.3	4
Worldwide, excluding U.S. and Canada (2)	10.4	3	17.4	6
Other	19.2	6	17.3	5
Total net earned premiums	$306.9	100%	$318.5	100%

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

The following table outlines the Company’s computation of earnings (loss) per Common Share for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011
Earnings (loss) per Common Share numerator:
Net income (loss) available to common shareholders	$62.1	$21.2	$169.2	$(83.1)
Less: net earnings allocated to participating securities	(1.4)	(0.4)	(3.7)	—
Net income (loss) available to common shareholders	$60.7	$20.8	$165.5	$(83.1)
Average Common Shares outstanding (in millions)	57.3	62.0	58.7	62.2
Basic and diluted earnings (loss) per Common Share	$1.06	$0.33	$2.82	$(1.34)

NOTE 11.  Commitments and Contingent Liabilities

Commitments

As of June 30, 2012 and December 31, 2011, Montpelier had unfunded commitments to invest $14.1 million and $14.2 million, respectively, into three separate private investment funds.

Montpelier’s letter of credit facilities and trust arrangements are secured by collateral accounts containing cash, cash equivalents and investments that are required to be maintained at specified levels. See Note 6.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders.  The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s premiums (0.5% of written premiums with respect to 2012).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.  Montpelier estimates that its 2012 obligation to the Central Fund will be approximately $0.9 million.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at June 30, 2012.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at June 30, 2012.

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

NOTE 12. Regulatory Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers.  Montpelier Re and Blue Water Re are regulated by the Bermuda Monetary Authority (the “BMA”).  Syndicate 5151, MUAL and PUAL are regulated by the U.K. Financial Services Authority (the “FSA”) and Syndicate 5151, MUAL and MCL are also regulated by the Council of Lloyd’s.  MUI, MEAG and PUAL are approved by Lloyd’s as Coverholders for Syndicate 5151.  MEAG is registered with the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

Montpelier Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”) as a Class 4 insurer, meaning that Montpelier Re is subject to the most stringent capital and solvency margin requirements within Bermuda’s regulatory environment.  Under the Insurance Act, Montpelier Re is required to annually prepare and file statutory and GAAP financial statements and a statutory financial return. The Insurance Act also requires Montpelier Re to maintain minimum levels of statutory capital and surplus, to maintain minimum liquidity ratios and to meet minimum solvency margins.  For all periods presented herein, Montpelier Re satisfied these requirements.

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

Blue Water Re is a registered Bermuda SPI and is authorized to write special purpose insurance business with sophisticated parties on a fully-collateralized basis. As a Bermuda SPI, Blue Water Re is subject to a streamlined supervisory process, reduced capital requirements and is not required to file statutory financial statements with the BMA.

U.K. Regulation

Syndicate 5151 is managed by MUAL.  Syndicate 5151 and MUAL are subject to regulation by the FSA under the Financial Services and Markets Act 2000 and by the Council of Lloyd’s.

The FSA has announced that it will be replaced by two new supervisors in 2013:

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

As a corporate underwriting member of Lloyd’s, MCL is bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe MCL’s membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation in Lloyd’s syndicates.

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. Syndicate 5151’s FAL requirement as of June 30, 2012 was fulfilled through the Lloyd’s Capital Trust. See Note 6.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds.  Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of June 30, 2012, Syndicate 5151 held $165.1 million in investment securities (including accrued interest) and $180.0 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2011, Syndicate 5151 held $116.8 million in investment securities (including accrued interest) and $126.8 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary.

NOTE 13.  Share-Based Compensation

The Montpelier Re Holdings Ltd. 2012 Long-Term Incentive Plan (the “LTIP”), which was approved by the Company’s shareholders on May 18, 2012, replaced the Montpelier Re Holdings Ltd. 2007 Long-Term Incentive Plan which expired on May 23, 2011 pursuant to its terms. At the discretion of the Board’s Compensation and Nominating Committee (the “Compensation Committee”), incentive awards, the value of which are based on Common Shares, may be made under the LTIP to plan participants. For the periods presented, Montpelier’s share-based incentive awards consisted solely of RSUs.

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

As of June 30, 2012, the Company’s Variable RSUs outstanding consisted of those for the 2012 to 2015 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2012 increase in its FCBVPCS versus a target increase in FCBVPCS of 9.88% (“Target”).  If the Target is achieved, the Company  would expect to grant 534,140 Variable RSUs to participants.  At an increase in FCBVPCS of 2.88% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 16.88% or more (“Maximum”), the Company would expect to grant 1,068,280 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,
	2012		2011
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,376,701	$13.3	1,377,922	$9.7
Fixed RSUs Awarded	24,000	0.5	20,000	0.4
Variable RSU adjustments for the 2012-2015 cycle	238,929	4.0	—	—
RSU payments	(43,100)	—	(52,850)	—
RSU forfeitures	(8,087)	—	—	—
RSU expense recognized	—	(3.5)	—	(2.0)
End of period	1,588,443	$14.3	1,345,072	$8.1

	Six Month Periods Ended June 30,
	2012		2011
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	761,279	$4.7	1,637,580	$11.3
Fixed RSUs Awarded	32,000	0.6	70,000	1.3
Variable RSUs projected to be awarded for the 2012-2015 cycle	908,034	15.1	—	—
Variable RSUs projected to be awarded for the 2011-2014 cycle	—	—	—	—
Variable RSU adjustments for the 2010-2013 cycle	—	—	(12,181)	(0.1)
RSU payments	(56,100)	—	(235,695)	—
RSU forfeitures	(56,770)	(0.8)	(114,632)	(1.0)
RSU expense recognized	—	(5.3)	—	(3.4)
End of period	1,588,443	$14.3	1,345,072	$8.1

RSU Awards, Performance Adjustments and Payments - three and six month periods ended June 30, 2012

On the basis of the Company’s results achieved during the first half of 2012, the Company anticipated issuing 908,034 Variable RSUs for the 2012-2015 award cycle as of June 30, 2012, or approximately 170% of the 534,140 Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2012 to 2015 cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2013.

On the basis of the Company’s preliminary 2011 results, the Company anticipated issuing a total of zero Variable RSUs for the 2011-2014 award cycle at December 31, 2011. Based on actual 2011 results achieved, and as approved by the Compensation Committee in February 2012, the actual number of Variable RSUs awarded for that cycle was confirmed to be zero and no adjustments to the RSUs for 2011-2014 award cycle were required during the six month period ended June 30, 2012.

During the three month period ended June 30, 2012, the Company paid out 43,100 vested RSUs and withheld, at the recipient’s election, 5,007 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 38,093 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the second quarter of 2012 was $0.9 million.

During the six month period ended June 30, 2012, the Company paid out 56,100 vested RSUs and withheld, at the recipient’s election, 8,538 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 47,562 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the first half of 2012 was $1.1 million.

None of the outstanding RSUs as of June 30, 2012 were vested.

RSU Awards, Performance Adjustments and Payments - three and six month periods ended June 30, 2011

On the basis of the Company’s results achieved during the first half of 2011, the Company anticipated issuing zero Variable RSUs for the 2011-2014 award cycle as of June 30, 2011, or zero percent of the 591,824 Target RSUs for that cycle.

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

During the first half of 2012 and 2011, the Company revised its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its 2012 and 2011 RSUs outstanding by zero million during the three month periods ended June 30, 2012 and 2011, and by $0.8 million and $1.0 million during the six month periods ended June 30, 2012 and 2011, respectively.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at June 30, 2012 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value
Five-year Fixed RSU awards granted in 2007	2,750	$—
Four-year Fixed RSU awards granted in 2008	1,250	—
Five-year Fixed RSU awards granted in 2008	30,100	0.1
Four-year Fixed RSU awards granted in 2009	252,072	0.5
Five-year Fixed RSU awards granted in 2009	3,000	—
Four-year Fixed RSU awards granted in 2010	289,237	1.3
Three-year Fixed RSU awards granted in 2011	30,000	0.3
Five-year Fixed RSU awards granted in 2011	40,000	0.4
One-year Fixed RSU awards granted in 2012	18,000	0.3
Three-year Fixed RSU awards granted in 2012	6,000	0.1
Four-year Variable RSU awards granted in 2012	908,034	11.2
Five-year Fixed RSU awards granted in 2012	8,000	0.1
Total RSUs outstanding at June 30, 2012	1,588,443	$14.3

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $5.7 million during the remainder of 2012 and $5.2 million, $2.4 million and $1.0 million during 2013, 2014 and 2015 & beyond, respectively.

NOTE 14.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, including the U.S. The Company, Montpelier Re and Blue Water Re intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be viewed as being engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S., there can be no assurance that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company, Montpelier Re or Blue Water Re is engaged in a trade or business in the U.S. In that event, those entities would be subject to U.S. income tax, as well as a branch profits tax, on income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

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

During the three month periods ended June 30, 2012 and 2011, Montpelier recorded an income tax expense of zero million and $0.5 million, respectively, and during the six month periods ended June 30, 2012 and 2011, Montpelier recorded an income tax benefit of zero million and $0.6 million, respectively. During each of the periods presented herein, the movements in Montpelier’s income tax provision were associated primarily with its U.K. operations.

During the six month periods ended June 30, 2012 and 2011, Montpelier paid zero million in income taxes.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended June 30, 2012 and 2011, these companies had pretax income of $63.8 million and $30.8 million, respectively, and during the six month periods ended June 30, 2012 and 2011, these companies had pretax income (losses) of $175.9 million and $(67.1) million, respectively.

United Kingdom

MCL, MUAL, PUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes but are currently in a cumulative net operating loss position. During the three month periods ended June 30, 2012 and 2011, these companies had pretax income (losses) of $1.7 million and $(5.6) million, respectively, and during the six month periods ended June 30, 2012 and 2011, these companies had pretax income (losses) of $(0.1) million and $(10.7) million, respectively.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established offsetting U.K. deferred tax asset valuation allowances against its existing gross deferred tax assets of $4.3 million and $4.4 million at June 30, 2012 and December 31, 2011, respectively.

United States

MUI, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During the three month periods ended June 30, 2012 and 2011, these companies had pretax income (losses) of  zero million and $(1.1) million, respectively, and during the six month periods ended June 30, 2012 and 2011, these companies had pretax income (losses) of $0.1 million and $(3.5) million, respectively. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $13.4 million at June 30 2012 and December 31, 2011.

The Company’s U.S.-based operations are also subject to state and local income taxes. During the three and six month periods ended June 30, 2012 and 2011, such state and local income taxes totaled zero million.

Switzerland

MEAG is subject to Swiss income taxes. During the three and six month periods ended June 30, 2012 and 2011, such income taxes totaled zero million.

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

At June 30, 2012 and December 31, 2011, the fair value of the Senior Notes (based on quoted market prices, which represent Level 1 inputs) was $236.3 million and $237.2 million, respectively, which compared to a carrying value of $227.9 million and $227.8 million, respectively. See Note 6.

At June 30, 2012 and December 31, 2011, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $82.0 million and $76.0 million, respectively, which compared to a carrying value of $100.0 million. See Note 6.

At June 30, 2012 and December 31, 2011, the fair value and net asset value of Montpelier’s “other investments” carried on the Company’s balance sheets were approximately the same. See Note 5.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2012 and 2011, and our financial condition as of June 30, 2012 and December 31, 2011.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature and the high level of natural catastrophe activity experienced during 2011, along with revisions to vendor catastrophe models, led to improved property catastrophe pricing conditions into 2012.  These rate improvements, along with the increased utilization of our privately placed underwriting partnerships, enabled us to grow our U.S. and Japanese catastrophe-exposed premium writings during the three and six month periods ending June 30, 2012, as compared to the comparable 2011 periods.

As a result of our strong capital position, we remain comfortable with the level of risk within our portfolio and still retain the flexibility to respond to further market changes.  Additionally, due to the current market valuation of our Common Shares relative to their underlying net asset value, Common Share repurchases continue to represent an alternative means of increasing shareholder value, as measured by our growth in fully converted book value per Common Share.

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

Exposure Management

We monitor our net reinsurance treaty contract limits that we believe are exposed to a single natural catastrophe occurrence within certain broadly defined major catastrophe zones.  We provide these limits as a measure of our relative potential loss exposure across major zones in the event a natural catastrophe occurs. The treaty contract limits that follow are a snapshot of our exposure as of June 1, 2012.

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of June 30, 2012
	(Millions)	Shareholders’ Equity
U.S. Hurricane:

Mid-Atlantic hurricane	$545	34%
Northeast hurricane	402	25%
Florida hurricane	372	23%
Gulf hurricane	360	22%
Hawaii hurricane	180	11%

U.S. Earthquake:

New Madrid earthquake	$458	28%
California earthquake	290	18%
Northwest earthquake	290	18%

Europe Windstorm:

UK & Ireland windstorm	$282	17%
Western Europe windstorm	272	17%
Scandinavia windstorm	89	5%

Other Countries:

Japan earthquake	$263	16%
Canada earthquake	231	14%
Australia earthquake	150	9%
Australia cyclone	144	9%
Turkey earthquake	139	9%
Japan windstorm	131	8%
New Zealand earthquake	108	7%
Chile earthquake	102	6%

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

As of June 1, 2012, Mid-Atlantic hurricane represents our largest concentration of net reinsurance treaty limits among the selected zones.  The relative comparison between zones and the absolute level of exposure may change materially at any time due to changes in the composition of our portfolio and changes in our outward reinsurance program.

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

The table below details the projected net impact from single event losses as of June 1, 2012 for selected zones at selected return period levels using AIR Worldwide Corporation’s CLASIC/2 model version 13.0, one of several industry-recognized third-party vendor models.  It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

As we utilize a combination of third-party models, CATM and underwriting judgement to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below.

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of June 30, 2012
	(Millions)		Shareholders’ Equity
	100-year	250-year	100-year	250-year

U.S. Hurricane	$306	$375	19%	23%

U.S. Earthquake	180	230	11%	14%

Europe Windstorm	158	183	10%	11%

(1)      A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”) meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP meaning there is a 0.4% chance in any given year that this level will be exceeded.

As of June 1, 2012, our three largest modeled exposures to a single event loss at a 250-year return period were U.S. Hurricane, U.S. Earthquake and Europe Windstorm.

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

Our single event loss estimates represent snapshots as of June 1, 2012.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, and changes in our outwards reinsurance and derivative protections.

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

We view this approach as a supplement to our single event stress test as it allows for multiple losses from both natural catastrophe and other circumstances and attempts to take into account certain risks which are unrelated to our underwriting activities. Through our modeling, we endeavor to take into account many risks that we face as an enterprise.  However, by the very nature of the insurance and reinsurance business, and due to limitations associated with the use of models in general, our simulated result does not cover every potential risk and outcome.

Summary Financial Results

Three Month Periods Ended June 30, 2012

We ended the second quarter of 2012 with a FCBVPCS of $25.36, an increase of 4.8% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income for the second quarter of 2012 was $63.9 million and our GAAP combined ratio was 76.5%.

Our underwriting results for the second quarter of 2012 contained no significant catastrophe losses and benefitted from $16.7 million in net prior year favorable loss reserve development. Our investment results for the second quarter of 2012 included $13.3 million of net realized and unrealized investment gains which were comprised of $13.1 million in net gains from fixed maturity investments, $0.2 million in net losses from equity securities and $0.4 million in net gains from other investments.

We ended the second quarter of 2011 with a FCBVPCS of $23.29, an increase of 1.6% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong investment performance, partially offset by a small underwriting loss.  Our comprehensive income for the second quarter of 2011 was $24.5 million and our GAAP combined ratio was 102.6%.

Our underwriting results for the second quarter of 2011 included $39.8 million of aggregate net losses (not including the benefit of reinstatement premiums) from U.S. tornados and other events that occurred during the quarter, partially offset by $19.7 million of net prior year favorable loss reserve development.  Our investment results for the second quarter of 2011 included $9.4 million in net realized and unrealized gains which were comprised of $17.9 million in net gains from fixed maturity investments, $4.4 million in net losses from equity securities and $4.1 million in net losses from other investments.

Six Month Periods Ended June 30, 2012

We experienced an increase in FCBVPCS of 12.6% during the first half of 2012 after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income for the first half of 2012 was $174.7 million and our GAAP combined ratio was 67.2%.

Our underwriting results for the first half of 2012 contained no significant catastrophe losses and benefitted by $45.4 million in net prior year favorable loss reserve development.  Our investment results for the first half of 2012 included $45.7 million of net realized and unrealized investment gains which were comprised of $35.6 million in net gains from fixed maturity investments, $7.0 million in net gains from equity securities and $3.1 million in net gains from other investments.

We experienced a decrease in FCBVPCS of 4.2% during the first half of 2011 after taking into account dividends declared on Common Shares during the period.  The decrease in our FCBVPCS was primarily the result of significant catastrophe losses incurred during the first quarter of 2011.  Our comprehensive loss for the first half of 2011 was $79.3 million and our GAAP combined ratio was 142.3%.

Our underwriting results for the first half of 2011 included: (i) $39.8 million of aggregate net losses from U.S. tornados and other events that occurred during the second quarter of 2011, as previously mentioned; and (ii) $214.3 million of net catastrophe losses (not including the benefit of reinstatement premiums) from earthquakes in New Zealand and Japan, flooding in Australia and Cyclone Yasi.  These net losses were partially offset by $53.3 million of net prior year favorable loss reserve development. Our investment results for the first half of 2011 included $26.0 million of net realized and unrealized investment gains which were comprised of $21.2 million in net gains from fixed maturity investments, $8.2 million in net gains from equity securities and $3.4 million in net losses from other investments.

Book Value Per Common Share

The following table presents our computation of book value per Common Share, fully converted book value per Common Share (FCBVPCS) and fully converted tangible book value per Common Share as of selected balance sheet dates:

	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
Book value numerators (in millions):

Shareholders’ Equity	$1,624.7	$1,615.1	$1,549.3	$1,620.2
Preferred Shares	(150.0)	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity	1,474.7	1,465.1	1,399.3	1,470.2
Intangible asset (1)	—	—	—	(4.8)
[B] Tangible Common Shareholders’ Equity	$1,474.7	$1,465.1	$1,399.3	$1,465.4

Book value denominators (in thousands):

[C] Common Shares outstanding	56,562	58,923	60,864	61,582
RSU obligations under benefit plans	1,588	1,377	761	1,345
[D] Common Shares and RSUs outstanding	58,150	60,300	61,625	62,927

Book value per Common Share [A] / [C]	$26.07	$24.86	$22.99	$23.87
Fully converted book value per Common Share [A] / [D]	25.36	24.30	22.71	23.36
Fully converted tangible book value per Common Share [B] / [D]	25.36	24.30	22.71	23.29

Increase in FCBVPCS: (2)

From March 31, 2012	4.8%
From December 31, 2011	12.6%
From June 30, 2011	10.4%

(1)    Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.  We realized the full value of this asset in connection with the MUSIC Sale.

(2)    Computed as the change in our FCBVPCS after taking into account dividends declared on Common Shares of $0.105, $0.21 and $0.415 during the three, six and twelve month periods ended June 30, 2012, respectively.

Our computations of FCBVPCS and the increase or decrease in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Further, for 2012 the Compensation Committee has substituted our “increase in FCBVPCS” performance measure for our former ROE-based performance measure for both annual cash bonus opportunities and Variable RSU awards. We believe that this refinement of the performance measure: (i) more directly aligns our interests and motivations with those of stakeholders, since it encompasses both our actual underwriting results and our actual investment results; and (ii) provides our employees with the ability to more easily understand, and identify with, their incentive hurdle, since we present our calculations of FCBVPCS and the increase or decrease in our FCBVPCS in our quarterly earnings releases and filings with the Securities and Exchange Commission.  See Note 13.

Consolidated Results of Operations

Our consolidated financial results for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2012	2011	2012	2011

Gross insurance and reinsurance premiums written	$253.5	$217.2	$513.2	$471.3
Ceded reinsurance premiums	(42.7)	(22.9)	(82.4)	(50.5)
Net insurance and reinsurance premiums written	210.8	194.3	430.8	420.8
Change in net unearned insurance and reinsurance premiums	(64.4)	(41.9)	(123.9)	(102.3)
Net insurance and reinsurance premiums earned	146.4	152.4	306.9	318.5

Net investment income	17.2	17.1	34.8	34.6
Net realized and unrealized investment gains	13.3	9.4	45.7	26.0
Net foreign exchange gains	2.9	2.3	0.3	0.3
Net income from derivative instruments	2.1	3.9	3.6	3.3
Other revenue	0.2	0.1	0.7	0.1
Total revenues	182.1	185.2	392.0	382.8

Underwriting expenses:
Loss and LAE — current year losses	73.9	124.1	146.6	406.1
Loss and LAE — prior year losses	(16.7)	(19.7)	(45.4)	(53.3)
Insurance and reinsurance acquisition costs	23.6	26.3	48.4	51.0
General and administrative expenses	31.0	25.5	56.7	49.5

Non-underwriting expenses:
Interest and other financing expenses	4.8	4.9	9.8	10.8
Total expenses	116.6	161.1	216.1	464.1

Income (loss) before income taxes	65.5	24.1	175.9	(81.3)
Income tax benefit (provision)	—	(0.5)	—	0.6

Net income (loss)	65.5	23.6	175.9	(80.7)
Dividends declared on Preferred Shares	(3.4)	(2.4)	(6.7)	(2.4)
Net income (loss) available to common shareholders	$62.1	$21.2	$169.2	$(83.1)

Net income (loss)	$65.5	$23.6	$175.9	$(80.7)
Other comprehensive income items	(1.6)	0.9	(1.2)	1.4
Comprehensive income (loss)	$63.9	$24.5	$174.7	$(79.3)

Loss and LAE ratio	39.2%	68.6%	32.9%	110.7%
Acquisition cost ratio	16.1%	17.3%	15.8%	16.0%
General and administrative expense ratio	21.2%	16.7%	18.5%	15.6%
GAAP combined ratio	76.5%	102.6%	67.2%	142.3%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Month		Six Month
	Periods Ended		Periods Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Gross premiums written	$189.3	$155.4	$370.0	$313.2
Ceded reinsurance premiums	(40.5)	(18.2)	(67.1)	(36.2)
Net premiums written	148.8	137.2	302.9	277.0
Change in net unearned premiums	(63.5)	(44.7)	(119.3)	(84.2)
Net premiums earned	85.3	92.5	183.6	192.8

Loss and LAE - current year losses	(33.1)	(52.7)	(62.4)	(258.8)
Loss and LAE - prior year losses	13.6	10.9	26.7	26.6
Acquisition costs	(8.9)	(12.1)	(21.1)	(25.7)
General and administrative expenses	(11.8)	(10.0)	(21.7)	(19.0)
Underwriting income (loss)	$45.1	$28.6	$105.1	$(84.1)

Loss and LAE ratio	22.9%	45.2%	19.5%	120.4%
Acquisition cost ratio	10.4%	13.1%	11.5%	13.3%
General and administrative expense ratio	13.8%	10.8%	11.8%	9.9%
GAAP combined ratio	47.1%	69.1%	42.8%	143.6%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,
($ in millions)	2012		2011

Property Catastrophe - Treaty	$150.4	79%	$112.9	73%
Property Specialty - Treaty	12.3	7	12.3	8
Other Specialty - Treaty	11.7	6	16.2	10
Property and Specialty Individual Risk	14.9	8	14.0	9

Gross premiums written	189.3	100%	155.4	100%
Ceded reinsurance premiums	(40.5)		(18.2)
Net premiums written	$148.8		$137.2

	Six Month Periods Ended June 30,
($ in millions)	2012		2011

Property Catastrophe - Treaty	$278.1	75%	$219.4	70%
Property Specialty - Treaty	23.5	7	27.2	9
Other Specialty - Treaty	45.2	12	43.0	14
Property and Specialty Individual Risk	23.2	6	23.6	7

Gross premiums written	370.0	100%	313.2	100%
Ceded reinsurance premiums	(67.1)		(36.2)
Net premiums written	$302.9		$277.0

Gross premiums written within Montpelier Bermuda during the second quarter of 2012 totaled $189.3 million, an increase of $33.9 million, or 22%, over the second quarter of 2011.  The majority of this increase related to the Property Catastrophe - Treaty line of business, which experienced improved pricing as compared to the second quarter of 2011.  This improvement led to: (i) increased premium on renewal business; and (ii) additional Property Catastrophe writings.  Additionally, during the second quarter of 2012, Montpelier Bermuda purchased more catastrophe-exposed, quota-share reinsurance coverage than in the comparable 2011 period, which enabled the segment to further increase its gross catastrophe-exposed premiums.

Gross premiums written during the first half of 2012 increased by $56.8 million, or 18%, as compared to the first half of 2011. This reasons for this increase are consistent with those generating the increase in the second quarter of 2012, as described above.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an intercompany excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Bermuda in the second quarter of 2012 and 2011 included increases (decreases) due to reinstatements of $1.1 million and $3.8 million, respectively, and adjustment premiums of $(4.5) million and $(1.2) million, respectively, associated with Montpelier Bermuda’s medical malpractice class of business.  Net premiums written and earned by Montpelier Bermuda in the first half of 2012 and 2011 included increases (decreases) due to reinstatements of $2.8 million and $11.3 million, respectively, and the second quarter 2012 and 2011 adjustment premiums previously mentioned. The significant level of 2011 reinstatement premiums was mainly attributable to the New Zealand and Japan earthquake losses that occurred during the first quarter of 2011 and to U.S. flood, hail, tornado and wind events that occurred during the second quarter of 2011.

Reinsurance premiums ceded by Montpelier Bermuda during the second quarter of 2012 and 2011 were $40.5 million and $18.2 million, respectively, and were $67.1 million and $36.2 million during the first half of 2012 and 2011, respectively.  Montpelier Bermuda purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These factors include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, reinsurance has been purchased to protect Montpelier Bermuda against the risk of future losses as opposed to covering losses that have already occurred but have not been paid.  Montpelier Bermuda purchases: (i) excess-of-loss reinsurance covering one or more lines of its business; (ii) quota share reinsurance with respect to specific lines of its business; and (iii) industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Net Premiums Earned

Net premiums earned by Montpelier Bermuda during the three and six month periods ended June 30, 2012 were $85.3 million and $183.6 million, respectively, versus $92.5 million and $192.8 million, respectively, for the three and six month periods ended June 30, 2011.  Net premiums earned are primarily a function of the amount and timing of net premiums.

Loss and LAE

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2012	2011	2012	2011

Gross unpaid loss and LAE reserves - beginning	$674.7	$740.2	$716.9	$583.1
Reinsurance recoverable on unpaid losses - beginning	(55.6)	(59.3)	(61.0)	(54.0)
Net unpaid loss and LAE reserves - beginning	619.1	680.9	655.9	529.1

Losses and LAE incurred:
Current year losses	33.1	52.7	62.4	258.8
Prior year losses	(13.6)	(10.9)	(26.7)	(26.6)
Total losses and LAE incurred	19.5	41.8	35.7	232.2

Losses and LAE paid and approved for payment	(42.7)	(48.2)	(95.7)	(86.8)

Net unpaid loss and LAE reserves - ending	595.9	674.5	595.9	674.5
Reinsurance recoverable on unpaid losses - ending	62.8	59.4	62.8	59.4

Gross unpaid loss and LAE reserves - ending	$658.7	$733.9	$658.7	$733.9

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011

Loss and LAE ratio - current year	38.8%	57.0%	34.0%	134.2%
Loss and LAE ratio - prior year	(15.9)%	(11.8)%	(14.5)%	(13.8)%

Loss and LAE ratio	22.9%	45.2%	19.5%	120.4%

Three month periods ended June 30, 2012 and 2011

Current Year Loss and LAE events

During the second quarters of 2012 and 2011, Montpelier Bermuda experienced $33.1 million and $52.7 million in current year net loss and LAE, respectively.  There were no individually significant loss events impacting Montpelier Bermuda in the second quarter of 2012.  During the second quarter of 2011, Montpelier Bermuda incurred $33.1 million of net current year loss and LAE as a result of U.S. flood, hail, tornado and wind events.

The majority of Montpelier Bermuda’s remaining 2012 and 2011 current year loss and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the second quarter of 2012 Montpelier Bermuda experienced $13.6 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  IBNR reductions within the Other Specialty - Treaty line of business ($11.5 million decrease, $5.0 million of which related specifically to our medical malpractice class of business),

•                  An individual risk loss incurred during 2008 ($5.1 million increase), and

•                  Known 2011 and 2010 catastrophe events ($2.4 million decrease).

During the second quarter of 2011 Montpelier Bermuda experienced $10.9 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  Casualty losses incurred during 2005 and 2006 ($4.8 million decrease), and

•                  2005 hurricanes ($1.7 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the second quarters of 2012 and 2011 related to several small adjustments made across multiple short-tail classes of business.

Net Impact of Foreign Currency Movements on Current and Prior Year Loss and LAE Incurred

During the second quarter of 2012 Montpelier Bermuda did not experience a significant increase or decrease in its current and prior year loss and LAE from foreign currency transaction gains or losses. During the second quarter of 2011 Montpelier Bermuda experienced an increase in its current and prior year loss and LAE of $6.0 million resulting from foreign currency transaction losses.

Six month periods ended June 30, 2012 and 2011

Current Year Loss and LAE events

During the six month periods ended June 30, 2012 and 2011, Montpelier Bermuda experienced $62.4 million and $258.8 million in current year net loss and LAE, respectively.  There were no individually significant loss events impacting Montpelier Bermuda during the first half of 2012.  During the six month period ended June 30, 2011, in addition to the items noted above, Montpelier Bermuda incurred $173.5 million of net current year loss and LAE during the first quarter of 2011 from the February 2011 New Zealand earthquake and the March 2011 Japan earthquake.

The majority of Montpelier Bermuda’s remaining 2012 and 2011 current year loss and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the six month period ended June 30, 2012, Montpelier Bermuda experienced $26.7 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above, the favorable development recognized during the first half of 2012 also included the following events and factors recognized during the first quarter of 2012:

•                  2011 Japan earthquake ($6.3 million decrease),

•                  2011 Danish cloudburst ($3.9 million increase),

•                  Three fire losses occurring during 2011 and 2010 ($3.9 million decrease), and

•                  February 2011 New Zealand earthquake ($2.3 million increase).

In addition to the foregoing, claims reported to Montpelier Bermuda in 2012 indicated that the non-catastrophe property and casualty IBNR it initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $4.1 million during the first quarter of 2012.

During the six month period ended June 30, 2011, Montpelier Bermuda experienced $26.6 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above, the favorable development recognized during the first half of 2011 also included the following events and factors recognized during the first quarter of 2011:

•                  Casualty reserves, primarily related to years 2007 and prior ($2.5 million decrease),

•                  2005 and 2004 hurricanes ($2.1 million decrease), and

•                  A non-catastrophe property loss that occurred during 2008 ($1.0 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda in 2011 indicated that the non-catastrophe property IBNR it initially recorded during 2010 and 2009 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $4.8 million during the first quarter of 2011.

The remaining favorable development on prior year loss and LAE reserves recognized during the six month periods ended June 30, 2012 and 2011 related to several small adjustments made across multiple short-tail classes of business.

Net Impact of Foreign Currency Movements on Current and Prior Year Loss and LAE Incurred

During the six month period ended June 30, 2012, Montpelier Bermuda did not experience a significant increase or decrease in its current and prior year loss and LAE from foreign currency transaction gains or losses. During the six month period ended June 30, 2011, Montpelier Bermuda experienced an increase in its current and prior year loss and LAE of $8.8 million resulting from foreign currency transaction losses.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three and six month periods ended June 30, 2012 and 2011:

	Three Month		Six Month
	Periods Ended		Periods Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Acquisition costs	$8.9	$12.1	$21.1	$25.7
Acquisition cost ratio	10.4%	13.1%	11.5%	13.3%

General and administrative expenses	$11.8	$10.0	$21.7	$19.0
General and administrative expense ratio	13.8%	10.8%	11.8%	9.9%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable. Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier Bermuda’s estimates of loss and LAE fluctuate.  Montpelier Bermuda pays profit commissions on certain assumed reinsurance contracts, and receives profit commission on certain ceded contracts.  Increases (decreases) in net profit commission expense, which are accrued based on the estimated results of the subject contracts, totaled $(1.0) million and $(0.2) million for the second quarter of 2012 and 2011, respectively, and $(2.6) million and $0.1 million for the six month periods ended June 30, 2012 and 2011, respectively.  Relatively few of Montpelier Bermuda’s assumed reinsurance contracts contain profit commission clauses and the terms of any profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

Montpelier Bermuda’s acquisition costs and acquisition cost ratios for the three and six month periods ended June 30, 2012 decreased, as compared to the comparable 2011 periods, primarily as a result of increases in profit commissions earned on ceded reinsurance contracts.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three and six month periods ended June 30, 2012 and 2011:

	Three Month		Six Month
	Periods Ended		Periods Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011

Operating expenses	$8.1	$9.2	$16.2	$17.6
Incentive compensation expenses	3.7	0.8	5.5	1.4

General and administrative expenses	$11.8	$10.0	$21.7	$19.0

Montpelier Bermuda’s operating expenses incurred during the 2012 periods decreased, versus those of the comparable 2011 periods, primarily as a result of reductions in Bermuda payroll tax expenses and software depreciation.

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

The increase in Montpelier Bermuda’s incentive compensation expenses during the 2012 periods presented, versus those of the comparable 2011 periods, is the result of significantly improved Company performance during the 2012 periods.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Month		Six Month
	Periods Ended		Periods Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Gross premiums written	$63.4	$57.6	$138.1	$141.4
Ceded reinsurance premiums	(1.6)	(14.0)	(11.7)	(22.2)
Net premiums written	61.8	43.6	126.4	119.2
Change in net unearned premiums	(9.1)	3.4	(22.9)	(18.3)
Net premiums earned	52.7	47.0	103.5	100.9

Loss and LAE - current year losses	(35.2)	(56.5)	(70.1)	(121.8)
Loss and LAE - prior year losses	3.0	7.2	18.3	25.6
Acquisition costs	(11.8)	(11.3)	(20.4)	(19.7)
General and administrative expenses	(11.2)	(7.3)	(19.8)	(14.5)

Underwriting income (loss)	$(2.5)	$(20.9)	$11.5	$(29.5)

Loss and LAE ratio	61.1%	104.9%	50.0%	95.3%
Acquisition cost ratio	22.4%	24.0%	19.7%	19.5%
General and administrative expense ratio	21.2%	15.5%	19.2%	14.4%

GAAP combined ratio	104.7%	144.4%	88.9%	129.2%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s premium writings, by line of business, for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,
($ in millions)	2012		2011
Property Catastrophe - Treaty	$0.9	1%	$4.6	8%
Property Specialty - Treaty	0.5	1	0.6	1
Other Specialty - Treaty	22.9	36	18.6	32
Property and Specialty Individual Risk	39.1	62	33.8	59

Gross premiums written	63.4	100%	57.6	100%
Reinsurance premiums ceded	(1.6)		(14.0)
Net premiums written	$61.8		$43.6

	Six Month Periods Ended June 30,
($ in millions)	2012		2011
Property Catastrophe - Treaty	$9.0	7%	$30.1	21%
Property Specialty - Treaty	2.8	2	4.6	3
Other Specialty - Treaty	46.2	33	38.8	28
Property and Specialty Individual Risk	80.1	58	67.9	48

Gross premiums written	138.1	100%	141.4	100%
Reinsurance premiums ceded	(11.7)		(22.2)
Net premiums written	$126.4		$119.2

Gross premiums written within Montpelier Syndicate 5151 during the second quarter of 2012 totaled $63.4 million, which were $5.8 million, or 10%, higher than during the second quarter of 2011.  This increase was mainly due to non-recurring premium adjustments within our Other Speciality - Treaty and Property and Speciality Individual Risk lines of business.

Gross premiums written within Montpelier Syndicate 5151 during the first half of 2012 totaled $138.1 million, which were $3.3 million, or 2%, lower than during the first half of 2011.  Offsetting the increase experienced during the second quarter of 2012 were: (i) a reduction in reinstatement premiums written during the first half of 2012, versus those in the comparable 2011 period; and (ii) a re-allocation of Property Catastrophe writings from Montpelier Syndicate 5151 to the Montpelier Bermuda segment during the first half of 2012.

Gross and net premiums written and reinsurance premiums ceded during the periods presented include amounts assumed and ceded as part of intercompany excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Syndicate 5151 included reinstatements of $0.3 million and $0.4 million in the second quarter of 2012 and 2011, respectively, and $1.3 million and $9.6 million in the first half of 2012 and 2011, respectively. The significant level of reinstatement premiums in the first half of 2011 was mainly attributable to the New Zealand and Japan earthquake losses that occurred during the first quarter of 2011.

Reinsurance premiums ceded by Montpelier Syndicate 5151 during the second quarter of 2012 and 2011 were $1.6 million and $14.0 million, respectively, and were $11.7 million and $22.2 million during the first half of 2012 and 2011, respectively.  Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures. The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Montpelier Syndicate 5151’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Syndicate 5151’s reinsurance purchases to date have represented prospective cover; that is, reinsurance has been purchased to protect Montpelier Syndicate 5151 against the risk of future losses as opposed to covering losses that have already occurred but have not been paid.  Montpelier Syndicate 5151 purchases: (i) excess-of-loss reinsurance covering one or more lines of its business; and (ii) quota share reinsurance with respect to specific lines of its business.

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 were $52.7 million and $47.0 million during the three month periods ended June 30, 2012 and 2011, respectively, and $103.5 million and $100.9 million during the six month periods ended June 30, 2012 and 2011, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Syndicate 5151’s loss and LAE reserve movements for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2012	2011	2012	2011

Gross unpaid loss and LAE reserves - beginning	$335.6	$207.7	$341.6	$166.4
Reinsurance recoverable on unpaid losses - beginning	(32.5)	(3.3)	(36.4)	(2.6)
Net unpaid loss and LAE reserves - beginning	303.1	204.4	305.2	163.8

Losses and LAE incurred:
Current year losses	35.2	56.5	70.1	121.8
Prior year losses	(3.0)	(7.2)	(18.3)	(25.6)
Total losses and LAE incurred	32.2	49.3	51.8	96.2

Net impact of foreign currency movements	(8.8)	(1.1)	(1.2)	5.0

Losses and LAE paid and approved for payment	(15.7)	(14.7)	(45.0)	(27.1)

Net unpaid loss and LAE reserves - ending	310.8	237.9	310.8	237.9
Reinsurance recoverable on unpaid losses - ending [1]	30.3	17.4	30.3	17.4
Gross unpaid loss and LAE reserves - ending [1]	$341.1	$255.3	$341.1	$255.3

(1)          Montpelier Syndicate 5151’s ending reinsurance recoverable at June 30, 2012 includes a $14.3 million recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract. Montpelier Syndicate 5151’s ending gross and net loss and LAE reserves at June 30, 2011 included $0.2 million of loss reserves assumed from the MUSIC Run-Off segment pursuant to intercompany reinsurance contracts.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE ratios for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011

Loss and LAE ratio - current year	66.8%	120.2%	67.7%	120.7%
Loss and LAE ratio - prior year	(5.7)%	(15.3)%	(17.7)%	(25.4)%

Loss and LAE ratio	61.1%	104.9%	50.0%	95.3%

Three month periods ended June 30, 2012 and 2011

Current Year Loss and LAE events

During the second quarters of 2012 and 2011, Montpelier Syndicate 5151 experienced $35.2 million and $56.5 million, respectively, in current year net loss and LAE.  There were no individually significant loss events impacting Montpelier Syndicate 5151 in the second quarter of 2012.  During the second quarter of 2011, Montpelier Syndicate 5151 incurred $10.7 million of net current year loss and LAE from U.S. storms, and losses within the recycling and marine hull classes of business.  Also affecting Montpelier Syndicate 5151’s net loss and LAE incurred during the second quarter of 2011 was a $10.6 million increase in its current year estimate of ultimate net losses associated with the Japan and New Zealand earthquakes that occurred during the first quarter of 2011.

The majority of Montpelier Syndicate 5151’s remaining 2012 and 2011 current year loss and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the second quarter of 2012 Montpelier Syndicate 5151 experienced $3.0 million in net favorable development on prior year loss and LAE reserves relating primarily to 2011 and 2010 catastrophe events ($2.0 million decrease).

During the second quarter of 2011 Montpelier Syndicate 5151 experienced $7.2 million in net favorable development on prior year loss and LAE reserves relating primarily to IBNR reductions associated with catastrophe and other large losses incurred during 2009 and 2010 ($7.0 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the second quarters of 2012 and 2011 related to several small adjustments made across multiple classes of business.

Net Impact of Foreign Currency Movements on Current and Prior Year Loss and LAE Incurred

During the second quarter of 2012 Montpelier Syndicate 5151 experienced an increase in its current and prior year loss and LAE of $3.1 million resulting from foreign currency transaction losses. During the second quarter of 2011 Montpelier Syndicate 5151 did not experience a significant increase or decrease in its current and prior year loss and LAE from foreign currency transaction gains or losses.

Six month periods ended June 30, 2012 and 2011

Current Year Loss and LAE events

During the six month periods ended June 30, 2012 and 2011, Montpelier Syndicate 5151 experienced $70.1 million and $121.8 million, respectively, in net current year loss and LAE.  There were no individually significant loss events impacting Montpelier Syndicate 5151 in first half of 2012.  During the six month period ending June 30, 2011, in addition to the items noted above, Montpelier Syndicate 5151 incurred $34.7 million of net current year loss and LAE during the first quarter of 2011 from the February 2011 New Zealand earthquake and the March 2011 Japan earthquake.

Prior Year Loss and LAE development

During the six month period ended June 30, 2012, Montpelier Syndicate 5151 experienced $18.3 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2012 also included the following events and factors recognized during the first quarter of 2012:

•                  Non-catastrophe property and casualty IBNR recorded during 2011 and 2010 ($5.7 million decrease),

•                  2011 Thailand floods ($5.2 million decrease), and

•                  2011 U.S. storms including Hurricane Irene ($1.3 million decrease).

During the six month period ended June 30, 2011, Montpelier Syndicate 5151 experienced $25.6 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2011 also included the following events and factors recognized during the first quarter of 2011:

•                  Non-catastrophe property IBNR recorded during 2010 and 2009 ($8.0 million decrease),

•                  2010 Australian floods ($3.7 million decrease), and

•                  Partial subrogation of a 2010 marine loss ($1.2 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the six month periods ended June 30, 2012 and 2011 related to several small adjustments made across multiple classes of business.

Net Impact of Foreign Currency Movements on Current and Prior Year Loss and LAE Incurred

During the six month period ended June 30, 2012, Montpelier Syndicate 5151 did not experience a significant increase or decrease in its current and prior year loss and LAE from foreign currency transaction gains or losses. During the six month period ended June 30, 2011, Montpelier Syndicate 5151 experienced a decrease in its current and prior year loss and LAE of $3.6 million resulting from foreign currency transaction gains.

Net Impact of Foreign Currency Movements on Loss and LAE Reserves

Montpelier Syndicate 5151 recognized net foreign exchange translation gains (losses) related to its current and prior year loss and LAE reserves of $8.8 million and $1.1 million during the three month periods ended June 30, 2012 and 2011, respectively, and $1.2 million and $(5.0) million during the six month periods ended June 30, 2012 and 2011, respectively.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2012	2011	2012	2011

Acquisition costs	$11.8	$11.3	$20.4	$19.7
Acquisition cost ratio	22.4%	24.0%	19.7%	19.5%

General and administrative expenses	$11.2	$7.3	$19.8	$14.5
General and administrative expense ratio	21.2%	15.5%	19.2%	14.4%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate. Increases (decreases) in profit commissions, which are accrued based on the estimated results of the subject contract, totaled $0.8 million and $0.6 million for the three month periods ended June 30, 2012 and 2011, respectively, and $(0.2) million and $1.2 million for the six month periods ended June 30, 2012 and 2011, respectively.

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

Montpelier 5151’s acquisition costs for the three and six month periods ended June 30, 2012 were largely consistent with those of the comparable 2011 periods.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2012	2011	2012	2011

Operating expenses	$8.5	$6.8	$15.6	$13.5
Incentive compensation expenses	2.7	0.5	4.2	1.0

General and administrative expenses	$11.2	$7.3	$19.8	$14.5

Montpelier Syndicate 5151’s operating expenses increased during the three and six month periods ended June 30, 2012, as compared to the comparable 2011 periods, primarily as a result of the recording of a non-recurring third party management fee.

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

The increase in Montpelier Syndicate 5151’s incentive compensation expenses during the 2012 periods presented, versus those of the comparable 2011 periods, is the result of significantly improved Company performance during the 2012 periods.

MUSIC Run-Off

On December 31, 2011, we completed the MUSIC Sale. Since we have either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, our former and future operations associated with MUSIC do not constitute a “discontinued operation” in accordance with GAAP.  The cash flows that we will retain subsequent to the MUSIC Sale, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within this MUSIC Run-Off segment. See Note 2.

Underwriting results for the MUSIC Run-Off segment for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2012	2011	2012	2011

Gross premiums written	$0.2	$15.5	$1.5	$28.4
Reinsurance premiums ceded	—	(2.0)	—	(3.8)
Net premiums written	0.2	13.5	1.5	24.6
Change in unearned premiums	8.2	(0.6)	18.3	0.2
Net premiums earned	8.4	12.9	19.8	24.8

Loss and LAE — current year losses	(5.6)	(14.9)	(14.1)	(25.5)
Loss and LAE — prior year losses	0.1	1.6	0.4	1.1
Acquisition costs	(2.9)	(2.9)	(6.9)	(5.6)
General and administrative expenses	—	(2.2)	—	(4.7)

Underwriting loss	$—	$(5.5)	$(0.8)	$(9.9)

Loss and LAE ratio	65.5%	103.1%	69.2%	98.4%
Acquisition cost ratio	34.5%	22.5%	34.8%	22.6%
General and administrative expense ratio	—%	17.1%	—%	19.0%

GAAP combined ratio	100.0%	142.7%	104.0%	140.0%

Premiums written and earned

During the three and six month periods ended June 30, 2012, we assumed $0.2 million and $1.5 million of MUSIC’s premium writings, respectively, which represented: (i) policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011; and (ii) additional audit premium relating to policies written on or prior to December 31, 2011. Under certain circumstances, we may be required to assume additional MUSIC premium writings in future periods but such additional writings are not currently expected to be significant. During the three and six month periods ended June 30, 2011, MUSIC wrote $15.5 million and $28.4 million of gross premiums, respectively.

Gross premiums written within the MUSIC Run-Off segment relate entirely to the Property and Specialty Individual Risk line of business.

Ceded reinsurance premiums recorded during the 2011 periods presented include amounts ceded to Montpelier Syndicate 5151 as part of an intercompany excess-of-loss reinsurance agreement. See “Corporate and Other” under this Item 2.

During the three and six month periods ended June 30, 2012, MUSIC earned $8.4 million and $19.8 million of net premiums, respectively. During the three and six month periods ended June 30, 2011, MUSIC earned $12.9 million and $24.8 million of net premiums, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums written.

As of June 30, 2012, we had $6.6 million of remaining unearned premiums associated with the MUSIC Sale.

Loss and LAE

The following table summarizes the loss and LAE reserve movements of the MUSIC Run-Off segment for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2012	2011	2012	2011

Gross unpaid loss and LAE reserves - beginning	$42.4	$43.0	$38.3	$35.1
Reinsurance recoverable on unpaid losses - beginning	—	(6.1)	—	(5.8)
Net unpaid loss and LAE reserves - beginning	42.4	36.9	38.3	29.3

Losses and LAE incurred:
Current year losses	5.6	14.9	14.1	25.5
Prior year losses	(0.1)	(1.6)	(0.4)	(1.1)
Total losses and LAE incurred	5.5	13.3	13.7	24.4

Losses and LAE paid and approved for payment	(3.5)	(5.3)	(7.6)	(8.8)

Net unpaid loss and LAE reserves - ending	44.4	44.9	44.4	44.9
Reinsurance recoverable on unpaid losses - ending	—	6.9	—	6.9

Gross unpaid loss and LAE reserves - ending	$44.4	$51.8	$44.4	$51.8

The following table summarizes the net loss and LAE ratios of the MUSIC Run-Off segment for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011

Loss and LAE ratio - current year	66.7%	115.5%	71.2%	102.8%
Loss and LAE ratio - prior year	(1.2)%	(12.4)%	(2.0)%	(4.4)%

Loss and LAE ratio	65.5%	103.1%	69.2%	98.4%

Current year net losses incurred during the three and six month periods ended June 30, 2012 represented IBNR as there were no individually significant loss events experienced within the MUSIC Run-Off segment during those periods.  The MUSIC Run-Off segment’s current year loss ratios for the three and six month periods ended June 30, 2011 were significantly higher than those of the comparable 2012 periods due to: (i) four large property claims representing a total of $1.7 million in reported losses recorded during the 2011 first quarter; and (ii) $3.1 million of loss and LAE caused by the U.S. storms that occurred during the second quarter of 2011.

The MUSIC Run-Off segment did not experience any significant prior year loss reserve development during the 2012 periods presented. The prior year loss development experienced during the 2011 periods related to primarily MUSIC’s casualty classes of business.

Underwriting Expenses

The following table summarizes the underwriting expenses of the MUSIC Run-Off segment during the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2012	2011	2012	2011

Acquisition costs	$2.9	$2.9	$6.9	$5.6
Acquisition cost ratio	34.5%	22.5%	34.8%	22.6%

General and administrative expenses	$—	$2.2	$—	$4.7
General and administrative expense ratio	—%	17.1%	—%	19.0%

The significant increase in the MUSIC Run-Off segment’s acquisition cost ratio for the three and six months ended June 30, 2012, versus that of the comparable 2011 periods, is due to the ceding commission (the “Ceding Commission”) associated with the business we assumed from Selective in connection with the MUSIC Sale.  The Ceding Commission was designed to reimburse Selective for its general and administrative costs incurred in support of the business it cedes to us.  As a result, the MUSIC Run-Off segment is not expected to incur any general and administrative expenses for 2012 and beyond. Prior to the MUSIC Sale, the MUSIC Run-Off segment’s acquisition cost ratio consisted of commissions, premium taxes, excise taxes and profit commissions.

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

Our Corporate and Other results for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2012	2011	2012	2011

Gross premiums written	$0.6	$(11.3)	$3.6	$(11.7)
Reinsurance premiums ceded	(0.6)	11.3	(3.6)	11.7
Net premiums written	—	—	—	—
General and administrative expenses	(8.0)	(6.0)	(15.2)	(11.3)
Underwriting loss	$(8.0)	$(6.0)	$(15.2)	$(11.3)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between Montpelier Syndicate 5151 and MUSIC Run-Off while they were in force. The premiums associated with these intercompany arrangements during the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Month Periods Ended June 30, 2012			Six Month Periods Ended June 30, 2012
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$(0.6)	$—	$(0.6)	$(3.6)	$—	$(3.6)
Montpelier Syndicate 5151	—	0.6	0.6	—	3.6	3.6
Total inter-segment premiums	$(0.6)	$0.6	$—	$(3.6)	$3.6	$—

	Three Month Periods Ended June 30, 2011			Six Month Periods Ended June 30, 2011
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$10.9	$—	$10.9	$10.9	$—	$10.9
Montpelier Syndicate 5151	0.4	(10.9)	(10.5)	0.8	(10.9)	(10.1)
MUSIC Run-Off	—	(0.4)	(0.4)	—	(0.8)	(0.8)
Total inter-segment premiums	$11.3	$(11.3)	$—	$11.7	$(11.7)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2012	2011	2012	2011

Operating expenses	$4.2	$5.0	$9.1	$9.6
Incentive compensation expenses	3.8	1.0	6.1	1.7

General and administrative expenses	$8.0	$6.0	$15.2	$11.3

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company. Operating expenses incurred during the 2012 periods decreased, versus those of the comparable 2011 periods, primarily as a result of reductions in legal expenses and software depreciation.

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

The increase in incentive compensation expenses recorded within Corporate and Other during the 2012 periods presented, versus those of the comparable 2011 periods, is the result of significantly improved Company performance during the 2012 periods.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2012	2011	2012	2011

Investment income	$18.7	$18.3	$37.8	$37.0
Investment expenses	(1.5)	(1.2)	(3.0)	(2.4)
Net investment income	17.2	17.1	34.8	34.6

Net realized investment gains	7.3	5.1	35.5	12.2
Net unrealized investment gains	6.0	4.3	10.2	13.8
Net income (expense) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	2.4	(0.2)	(0.9)	(1.8)
Credit Derivatives	1.5	0.1	2.1	(0.5)
Interest Rate Contracts	1.0	(1.7)	1.9	(1.0)
Investment Options and Futures	—	1.7	(0.5)	0.9
Net foreign exchange transaction gains (losses) on cash and investments	(0.5)	1.5	(2.1)	0.2
Total return ($)	$34.9	$27.9	$81.0	$58.4

Weighted average investment portfolio value, including cash	$2,951	$2,882	$2,951	$2,803
Total return on cash and investments (%)	1.1%	1.0%	2.8%	2.1%

Our investment income during the three and six month periods ended June 30, 2012 was consistent with that of the comparable 2011 periods, despite higher weighted average investment portfolio values, due to declines in short-term interest rates. Investment expenses incurred during the 2012 periods were higher than those incurred during the 2011 periods, due to both an increase in the weighted average values of the portfolio and changes in the allocation of invested balances among our investment managers.

During the second quarter of 2012 we experienced $13.3 million of net realized and unrealized investment gains consisting of $13.1 million in net realized and unrealized gains from our fixed maturity portfolio, $0.2 million in net realized and unrealized losses from our equity portfolio and $0.4 million in net realized and unrealized gains from our other investments. During the second quarter of 2011 we experienced $9.4 million of net realized and unrealized investment gains consisting of $17.9 million in net realized and unrealized gains from our fixed maturity portfolio, $4.4 million in net realized and unrealized losses from our equity portfolio and $4.1 million in net realized and unrealized losses from our other investments.

During the first half of 2012 we experienced $45.7 million of net realized and unrealized investment gains consisting of $35.6 million in net realized and unrealized gains from our fixed maturity portfolio, $7.0 million in net realized and unrealized gains from our equity portfolio and $3.1 million in net realized and unrealized gains from our other investments. During the first half of 2011 we experienced $26.0 million of net realized and unrealized investment gains consisting of $21.2 million in net realized and unrealized gains from our fixed maturity portfolio, $8.2 million in net realized and unrealized gains from our equity portfolio and $3.4 million in net realized and unrealized losses from our other investments.

The fixed maturity gains we experienced during each of the periods presented were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries.

The equity portfolio gains and losses we experienced during the three and six month periods ended June 30, 2011 were consistent with trends experienced by the U.S. equity market as a whole, as measured by the S&P 500 Index. During the three and six month periods ending June 30, 2012 we: (i) significantly reduced the size of our equity portfolio;

and (ii) increased our short equity positions, thereby making a comparison to the S&P 500 Index less relevant for the 2012 periods.

The other investment gains and losses we experienced during the 2012 and 2011 periods related primarily to the performance of certain private investment funds.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our net income (expense) from investment-rated derivative instruments was $4.9 million and $2.6 million during the three and six month periods ended June 30, 2012, respectively, and $(0.1) million and $(2.4 million) for the three and six month periods ended June 30, 2011, respectively.  Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is further described in Note 7.

During the three and six month periods ended June 30, 2012, we experienced net foreign exchange transaction losses on cash and investments of $0.5 million and $2.1 million, respectively, and during the three and six month periods ended June 30, 2011, we experienced net foreign exchange gains on cash and investments of $1.5 million and $0.2 million, respectively. The foreign exchange gains (losses) experienced during these periods were due to the weakening (strengthening) of the U.S. dollar against the various foreign currencies in which we transact, principally the British pound and the European Union euro.

As of June 30, 2012, December 31, 2011 and June 30, 2011, our Level 3 investments measured at fair value, as defined in GAAP, totaled $108.9 million (or 4.4%), $83.7 million (or 3.3%) and $82.4 million (or 3.3%) of our total invested assets measured at fair value, respectively. Our investments classified as Level 3 consist primarily of the following: (i) with respect to our fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to our other investments, certain limited partnership interests and private investment funds.  The increase in our Level 3 investments at June 30, 2012, versus that of the 2011 periods, is primarily the result of additional investments in bank loans we made during the second quarter of 2012.

As of June 30, 2012, we held $16.2 million (amortized cost $16.1 million) of net Eurozone sovereign debt within our fixed maturity portfolio, consisting solely of German obligations.

As of June 30, 2012, we also held $90.8 million (amortized cost $92.2 million) of net debt securities within our fixed maturity portfolio that were issued by corporations domiciled within the Eurozone.  Of our total Eurozone corporate holdings at June 30, 2012, $47.4 million (amortized cost $47.3 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.  Of our total Eurozone holdings at June 30, 2012, $18.5 million (amortized cost $18.4 million) represented net debt obligations of corporations domiciled in Ireland, Italy and Spain, with the balance representing debt obligations of corporations domiciled in Austria, France, Germany, Luxemburg and the Netherlands.

Net Foreign Exchange Gains

The following table summarizes the components of our consolidated net foreign exchange losses for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2012	2011	2012	2011

Net foreign exchange transaction gains (losses) on cash and investments	$(0.5)	$1.5	$(2.1)	$0.2
Net foreign exchange transaction gains on insurance balances	3.4	0.8	2.4	0.1

Net foreign exchange gains	$2.9	$2.3	$0.3	$0.3

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign exchange transaction losses on cash and investments.

The net foreign exchange transaction gains on insurance and reinsurance balances represent net realized gains, primarily those resulting from premiums receivable by Montpelier Bermuda in currencies other than the U.S. dollar (Montpelier Bermuda’s functional currency) and from cash and premiums receivable by Montpelier Syndicate 5151 in currencies other than the British pound (Montpelier Syndicate 5151’s functional currency). These gains do not include fluctuations associated with our losses and LAE, which we record as favorable or unfavorable loss reserve development, and certain foreign currency exchange agreements we enter into in order to mitigate the financial effects of foreign exchange rate fluctuations. See Note 7.

Net Income From Derivative Instruments

Our net income from derivative instruments was $2.1 million and $3.6 million during the three and six month periods ended June 30, 2012, respectively, and $3.9 million and $3.3 million during the three and six month periods ended June 30, 2011. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 7.

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

The following table summarizes our other revenue for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2012	2011	2012	2011

Services provided to third parties	$0.1	$0.1	$0.4	$0.3
Revenue from the Loss Development Cover	—	—	0.2	—
Interest on funds advanced	0.1	—	0.1	(0.2)

Other revenue	$0.2	$0.1	$0.7	$0.1

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the three and six month periods ended June 30, 2012 and 2011:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2012	2011	2012	2011

Interest expense and amortization of discount - Senior Notes	$3.5	$3.5	$7.0	$7.0
Interest expense - Trust Preferred Securities	1.1	1.1	2.2	3.2
Letter of credit and trust fees	0.2	0.3	0.6	0.6

Interest and other financing expenses	$4.8	$4.9	$9.8	$10.8

The reduction in our interest and other financing expenses during the first half of 2012, versus that of the 2011 period, is due to the Trust Preferred Securities becoming a floating rate obligation on March 30, 2011, in accordance with its terms. The Trust Preferred Securities bore interest at a fixed rate of 8.55% per annum through March 29, 2011, and accrue interest thereafter at a floating rate of 3-month LIBOR plus 380 basis points (which varied from 4.26% to 4.38% during the period from January 1, 2012 to June 30, 2012, and from 4.05% to 4.11%  during the period from March 30, 2011 to June 30, 2011). See Note 6.

Income Taxes

During the three and six month periods ended June 30, 2011, we recorded an income tax provision of zero million.  During the three and six month periods ended June 30, 2011, we recorded an income tax benefit (provision) of $(0.5) million and $0.6 million, respectively. The income tax activity that we recorded during the 2011 periods was associated primarily with our U.K. operations. See Note 14.

We are domiciled in Bermuda and have subsidiaries that are domiciled in the U.S., the U.K. and Switzerland. At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 31, 2035. During the three month periods ended June 30, 2012 and 2011, our Bermuda operations had pretax income of $63.8 million and $30.8 million, respectively, and during the six month periods ended June 30, 2012 and 2011, our Bermuda operations had pretax income (losses) of $175.9 million and $(67.1) million, respectively.

During the three month periods ended June 30, 2012 and 2011, our U.K. operations had pretax income (losses) of $1.7 million and $(5.6) million, respectively, and during the six month periods ended June 30, 2012 and 2011, our U.K. operations had pretax losses of $0.1 million and $10.7 million, respectively. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established offsetting valuation allowances against each of our existing U.K. gross deferred tax assets.

During the three month periods ended June 30, 2012 and 2011, our U.S. operations had pretax income (losses) of zero million and $(1.1) million, respectively, and during the six month periods ended June 30, 2012 and 2011, our U.S. operations had pretax income (losses) of $0.1 million and $(3.5) million, respectively.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established offsetting valuation allowances against each of our existing U.S. gross deferred tax assets.

During the three and six month periods ended June 30, 2012 and 2011, the income taxes relating to our Switzerland operations totaled zero million.

Dividends Declared on Preferred Shares

During the three and six month periods ended June 30, 2012, we declared $3.4 million and $6.7 million in cash dividends on our Preferred Shares, respectively. During the three and six month periods ended June 30, 2011, we declared $2.4 million in cash dividends on our Preferred Shares.

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

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of June 30, 2012, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 3.0 years (inclusive of our fixed maturity short positions). If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments prior to maturity, potentially at a significant loss.

As of June 30, 2012, our sources of immediate and unencumbered liquidity consisted of: (i) $330.2 million of cash and cash equivalents; (ii) $150.9 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $407.4 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment holding was required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

We do not currently have a revolving credit facility. Nonetheless, we anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of June 30, 2012 and December 31, 2011:

	June 30,	Dec. 31,
(Millions)	2012	2011

Senior Notes, at face value	$228.0	$228.0
Trust Preferred Securities	100.0	100.0
Total Debt	$328.0	$328.0

Preferred Shareholders’ Equity	150.0	150.0
Common Shareholders’ Equity	1,474.7	1,399.3
Total Capital	$1,952.7	$1,877.3

Our total capital increased by $75.4 million during the first half of 2012 as a result of our recording comprehensive income of $174.7 million, recognizing $5.1 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $18.8 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $85.6 million of Common Shares.

Our Senior Notes bear interest at a rate of 6.125% per annum and are scheduled to mature on August 15, 2013.  We currently intend to refinance the Senior Notes prior to their maturity and, in anticipation of doing so, on July 10, 2012 we entered into a derivative contract (the “UST Contract”) with a third party which is designed to insulate us against future movements in the 10-year U.S. Treasury rate through a specified date. The UST Contract, which has a notional value of $250 million, has a tenor of ten years and must be terminated on or before August 15, 2013.

Whereas we believe that current market conditions would permit us to refinance the Senior Notes on reasonable terms, future terms and conditions may prove to be unfavorable.  In the event we are unable to refinance the Senior Notes prior to their maturity, we would expect to be in a position to repay that obligation with funds on hand.

Our Trust Preferred Securities mature on March 30, 2036, but are redeemable at our option at par.  We currently have no intention of redeeming our Trust Preferred Securities. The Trust Preferred Securities bore interest at 8.55% per annum through March 29, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. In February 2012 we entered into the LIBOR Swap which will result in our future net cash flows in connection with our Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the LIBOR Swap to its maturity.  See Note 7.

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

We may need to raise additional capital in the future, through the issuance of debt, equity or hybrid securities, in order to, among other things, write new business, incur and/or pay significant losses, respond to, or comply with, any changes in the capital requirements that rating agencies or various regulatory bodies use to evaluate us, acquire new businesses, invest in existing businesses or refinance our existing obligations.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of June 30, 2012 and December 31, 2011, our debt to capital ratio (which, as defined in such agreements, is the amount of our Senior Notes outstanding divided by the sum of: (i)  the amount of our Senior Notes outstanding; and (ii) the amount of our total shareholders’ equity, expressed as a percentage) was 12.3% and 12.8%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook) and “A-” (with a positive outlook), respectively.

Effective June 8, 2012, Montpelier Re’s Syndicated 5-Year Facility, which formerly had a capacity of $215.0 million, expired in accordance with its terms and was not renewed.  As a result: (i) Montpelier Re can no longer issue letters of credit under that facility; (ii) all outstanding letters of credit drawn under that facility will continue for up to 360 days; and (iii) all outstanding letters of credit drawn under that facility will either be renewed into one of Montpelier Re’s reinsurance trusts or the Bilateral Facility upon expiry.

Effective June 16, 2012, Montpelier Re’s Syndicated 364-Day Facility, which formerly had a capacity of $250.0 million, expired in accordance with its terms and was not renewed.  As of June 30, 2012, there were no outstanding letters of credit drawn under that facility.

We are currently evaluating how much, if any, of the recently expired letter of credit capacity we wish to replace. The amount of letter of credit capacity we may ultimately replace depends on: (i) our ability to migrate our current letter of credit obligations to one of our reinsurance trusts; (ii) how quickly our existing cedants release their outstanding letters of credit; and (iii) our prospective need for letter of credit capacity.  Should we decide to replace some or all of our recently expired letter of credit capacity, we believe that current market conditions would permit us to do so at acceptable terms.

In June 2012 we established the Blue Water Trusts in order to collateralize Blue Water Re’s reinsurance obligations to its cedants.  As of June 30, 2012, the fair value of all assets held in the Blue Water Trusts was $22.5 million.

In December 2011 we established the MUSIC Trust in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of June 30, 2012 and December 31, 2011, the fair value of all assets held in the MUSIC Trust was $56.1 million and $65.0 million, respectively, which exceeded the minimum value required on both of those dates.

In June 2011 we established the FL Trust and, as of June 30, 2012 and December 31, 2011, the fair value of all assets held in that trust was $25.6 million and $25.0 million, respectively.

In September 2010 we established the Reinsurance Trust as a means of providing statutory credit to our cedants.  As of June 30, 2012, we were granted authorized or trusteed reinsurer status in 49 states and the District of Columbia.  As of June 30, 2012 and December 31, 2011, the fair value of all assets held in the Reinsurance Trust was $334.0 million and $328.1 million, respectively, which exceeded the minimum value required on both dates.

In March 2010 we established the Lloyd’s Capital Trust in order to meet our ongoing Funds at Lloyd’s requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of Funds at Lloyd’s. As of June 30, 2012 and December 31, 2011, the fair value of all assets held in the Lloyd’s Capital Trust was $251.6 million and $251.8 million, respectively.

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

Montpelier Re

Montpelier Re is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A-” by Standard & Poor’s (Strong, with a stable outlook) and “A-” by Fitch Ratings Ltd. (Strong, with a positive outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings and “A-” is the seventh highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

A downgrade of Montpelier Re’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with us. For the majority of contracts that incorporate rating provisions, a downgrade below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation. A downgrade of Montpelier Re’s A.M. Best financial strength rating below “B++” would constitute an event of default under our secured operational letter of credit facilities. Either of these events could adversely affect our ability to conduct business.

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

Blue Water Re

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, collateralizes its reinsurance obligations through the Blue Water Trusts.

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

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures, LIBOR Swap and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of June 30, 2012, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

During the six month periods ended June 30, 2012 and 2011, we experienced a net increase in cash and cash equivalents of $223.4 million and $191.2 million, respectively.  During these periods, our net cash provided from operations remained consistent but our net cash provided from (or used for) investing and financing activities fluctuated significantly, primarily as a result of the issuance of our Preferred Shares in the second quarter of 2011 and the subsequent investment of the majority of the proceeds received therefrom.

Detailed information regarding our cash flows for the six month periods ended June 30, 2012 and 2011, follows:

Net cash provided from operations

We generated net cash from operations of $114.6 million and $118.7 million during the six month periods ended June 30, 2012 and 2011, respectively.  Our operating cash flow is primarily effected by premiums received (net of associated acquisition costs) and losses and LAE paid.

Net cash provided from investing activities

We generated $213.5 million of net cash from investing activities during the first half of 2012, as follows:

•                      we received $114.0 million from net sales of fixed maturity investments,

•                      we received $62.2 million from net sales of equity securities and other investments,

•                      we paid $1.1 million to settle investment-related derivative instruments,

•                      we had a $39.6 million decrease in our restricted cash,

•                      we paid $1.0 million in expenses related to the MUSIC Sale, and

•                      we paid $0.2 million to acquire capitalized assets.

We used $2.8 million of net cash for investing activities during the first half of 2011, as follows:

•                      we paid $41.7 million for net purchases of fixed maturity investments,

•                      we received $19.2 million from net sales of equity securities and other investments,

•                      we received $0.8 million in settlement of investment-related derivative instruments,

•                      we had a $20.2 million decrease in our restricted cash,

•                      we paid $1.0 million in investment performance fees, and

•                      we paid $0.3 million to acquire capitalized assets.

Net cash used for financing activities

We used $103.1 million of net cash for financing activities during the first half of 2012, as follows:

•                      we paid $83.9 million to repurchase Common Shares, and

•                      we paid $19.2 million in dividends to holders of Common Shares and Preferred Shares.

We generated $70.2 million of net cash for financing activities during the first half of 2011, as follows:

•                  we paid $62.5 million to repurchase Common Shares,

•                  we generated $145.4 million through the issuance of the Preferred Shares, and

•                  we paid $12.7 million in dividends to holders of Common Shares.

Effect of exchange rate fluctuations on cash and cash equivalents

During the first half of 2012 and 2011, we experienced increases (decreases) of $(1.6) million and $5.1 million, respectively, in the value of our U.S. dollar cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at June 30, 2012:

(Millions) Rating / Type	Fair Value at June 30, 2012

AAA	$414.3
U.S. Government and agencies (AA+)	372.7
AA	694.3
A	394.1
BBB	235.8
Below BBB	305.1
Not rated (primarily participation in bank loans)	9.6

Total fixed maturities	$2,425.9

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three and six month periods ended June 30, 2012.  As of June 30, 2012 and December 31, 2011, our best estimate for gross unpaid loss and LAE reserves was $1,029.9 million and $1,077.1 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $951.1 million and $999.4 million, respectively. As of June 30, 2012 and December 31, 2011, IBNR represented 54% and 56% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of June 30, 2012, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $142.7 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

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

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three and six month periods ended June 30, 2012.

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

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three and six month periods ended June 30, 2012.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Share-Based Compensation

On the basis of the Company’s results achieved during the first half of 2012, the Company anticipated issuing 908,034 Variable RSUs for the 2012-2015 award cycle as of June 30, 2012, or approximately 170% of the 534,140 Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2012 to 2015 cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2013.  See Note 13.

If our results for the balance of 2012 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2012 would be $3.9 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $14.3 million to $3.1 million.  Additionally, our RSUs outstanding would decrease by 908,034.

If our results for the balance of 2012 were to develop unfavorably, resulting in a “Target” payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2012 would be $1.6 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $14.3 million to $9.7 million.  Additionally, our RSUs outstanding would decrease by 373,894.

If our results for the balance of 2012 were to develop favorably, resulting in a “Maximum”  (200% of Target) payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2012 would be $0.7 million deficient and the RSU expense that we would expect to incur in future periods would increase from $14.3 million to $16.2 million.  Additionally, our RSUs outstanding would increase by 160,246.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2011 Annual Report on Form 10-K and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2012, there were no material changes to our market risks as described in our 2011 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended June 30, 2012, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation disclosed in Note 5, we had no other unresolved legal proceedings, other than those in the normal course of business, at June 30, 2012.

Item 1A.        Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are: (i) any of the risks described in Item 1A “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), as filed with the Securities and Exchange Commission; and (ii) those presented below, which serve to either amend or supplement those risks described in the 2011 Form 10-K.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risks not presently known to us or currently deemed immaterial may also impair our business or results of operations.

Risks Related to Taxation

Our Bermuda companies may be subject to U.S. tax.

The Company, Montpelier Re and Blue Water Re currently intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not contend, perhaps successfully, that the Company, Montpelier Re or Blue Water Re is engaged in a trade or business in the U.S.  A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

(a)              None.

(b)             None.

(c)              The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2012	1,025,789	$19.50	1,025,789
May 1 - May 31, 2012	585,400	20.54	585,400
June 1 - June 30, 2012	788,412	20.68	788,412
Total	2,399,601	$20.14	2,399,601	$59,350,469

(1)    As of June 30 and July 30, 2012, the Company had a remaining Common Share repurchase authorization of $59.4 million and $45.7 million, respectively, from its authorization granted by the Board on November 16, 2010.  On July 31, 2012, the Board increased the Company’s remaining share repurchase authorization by $250.0 million to a total of $295.7 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

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

Exhibit
Number	Description of Document

11	Statement Re: Computation of Per Share Earnings (included as Note 10 of the Notes to Consolidated Financial Statements).

10.1	Montpelier Re Holdings Ltd. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2012).

10.2	Form of 2012 Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan. (*)

10.3	Form of 2012 Director Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan. (*)

10.4	Second Amendment dated May 18, 2012 to Montpelier Re Holdings Ltd. Severance Plan. (*)

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

		Name:	Michael S. Paquette
		Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
August 3, 2012