Form 10-Q
period 2012-09-30
MONTPELIER RE HOLDINGS LTD
filed 2012-11-05
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the registrant had 55,522,489 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except share amounts)	2012	2011
Assets
Fixed maturity investments, at fair value (amortized cost: $2,617.1 and $2,359.1)	$2,697.6	$2,390.2
Equity securities, at fair value (cost: $38.9 and $79.3)	40.9	96.1
Other investments (cost: $101.6 and $100.0)	102.2	102.4
Total investments	2,840.7	2,588.7
Cash and cash equivalents	414.3	340.3
Restricted cash	100.8	128.4
Reinsurance recoverable on unpaid losses	80.2	77.7
Reinsurance recoverable on paid losses	5.3	7.7
Insurance and reinsurance premiums receivable	287.9	213.4
Unearned reinsurance premiums ceded	47.6	22.0
Deferred insurance and reinsurance acquisition costs	54.2	50.9
Accrued investment income	15.7	16.2
Unsettled sales of investments	181.4	33.9
Other assets	21.4	20.3
Total Assets	$4,049.5	$3,499.5
Liabilities
Loss and loss adjustment expense reserves	$1,039.4	$1,077.1
Debt	327.9	327.8
Unearned insurance and reinsurance premiums	368.2	265.9
Insurance and reinsurance balances payable	68.9	44.0
Liability for investment securities sold short	153.4	136.3
Unsettled purchases of investments	375.5	69.9
Accounts payable, accrued expenses and other liabilities	42.2	29.2
Total Liabilities	2,375.5	1,950.2

Commitments and Contingent Liabilities (See Note 11)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares at par value - issued 57,301,141 and 62,260,930 shares	0.1	0.1
Additional paid-in capital	1,075.1	1,165.6
Treasury shares at cost: 1,778,652 and 1,396,756 shares	(30.2)	(22.0)
Retained earnings	482.6	259.7
Accumulated other comprehensive loss	(3.6)	(4.1)
Total Shareholders’ Equity	1,674.0	1,549.3
Total Liabilities and Shareholders’ Equity	$4,049.5	$3,499.5

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods Ended		Nine Month Periods Ended
	September 30,		September 30,
(In millions of U.S. dollars, except per share amounts)	2012	2011	2012	2011
Revenues
Gross insurance and reinsurance premiums written	$127.7	$162.5	$640.9	$633.8
Ceded reinsurance premiums	(26.2)	(40.9)	(108.6)	(91.4)
Net insurance and reinsurance premiums written	101.5	121.6	532.3	542.4
Change in net unearned insurance and reinsurance premiums	51.5	34.3	(72.4)	(68.0)
Net insurance and reinsurance premiums earned	153.0	155.9	459.9	474.4
Net investment income	15.5	17.0	50.3	51.6
Net realized and unrealized investment gains (loss)	33.2	(31.3)	78.9	(5.3)
Net foreign exchange losses	(10.8)	(4.1)	(10.5)	(3.8)
Net income (loss) from derivative instruments	0.7	(6.3)	4.3	(3.0)
Other revenue	0.1	0.2	0.8	0.3
Total revenues	191.7	131.4	583.7	514.2
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	57.3	138.7	158.5	491.5
Insurance and reinsurance acquisition costs	23.5	26.7	71.9	77.7
General and administrative expenses	30.5	24.0	87.2	73.5
Non-underwriting expenses:
Interest and other financing expenses	4.7	4.9	14.5	15.7
Total expenses	116.0	194.3	332.1	658.4
Income (loss) before income taxes	75.7	(62.9)	251.6	(144.2)
Income tax benefit (provision)	(0.7)	—	(0.7)	0.6
Net income (loss)	75.0	(62.9)	250.9	(143.6)
Dividends declared on Preferred Shares	(3.3)	(3.3)	(10.0)	(5.7)
Net income (loss) available to common shareholders	$71.7	(66.2)	$240.9	(149.3)
Net income (loss)	$75.0	(62.9)	$250.9	(143.6)
Net change in foreign currency translation	1.7	0.6	0.5	2.0
Comprehensive income (loss)	$76.7	$(62.3)	$251.4	$(141.6)
Per share data:
Basic and diluted earnings (loss) per Common Share	$1.25	$(1.07)	$4.08	$(2.41)
Dividends declared per Common Shares	0.105	0.100	0.315	0.300

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Month Periods Ended September 30, 2012 and 2011

Unaudited

					Common		Accum.
	Total		Common	Additional	Shares held		other
	shareholders’	Preferred	Shares at	paid-in	in treasury	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss

Opening balances at January 1, 2012	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)

Net income	250.9	—	—	—	—	250.9	—
Net change in foreign currency translation	0.5	—	—	—	—	—	0.5
Repurchases of Common Shares	(107.6)	—	—	(98.6)	(9.0)	—	—
Issuances of Common Shares from treasury	—	—	—	(0.8)	0.8	—	—
Expense recognized for RSUs	9.1	—	—	9.1	—	—	—
RSUs withheld for income taxes	(0.2)	—	—	(0.2)	—	—	—
Dividends declared on Common Shares	(18.0)	—	—	—	—	(18.0)	—
Dividends declared on Preferred Shares	(10.0)	—	—	—	—	(10.0)	—

Ending balances at September 30, 2012	$1,674.0	$150.0	$0.1	$1,075.1	$(30.2)	$482.6	$(3.6)

					Common		Accum.
	Total		Common	Additional	Shares held		other
	shareholders’	Preferred	Shares at	paid-in	in treasury	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss

Opening balances at January 1, 2011	$1,628.8	$—	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)

Net loss	(143.6)	—	—	—	—	(143.6)	—
Net change in foreign currency translation	2.0	—	—	—	—	—	2.0
Repurchases of Common Shares	(62.5)	—	—	(62.5)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(3.2)	3.2		—
Issuance of Preferred Shares	150.0	150.0	—	—	—	—	—
Preferred Share issuance costs	(4.6)	—	—	(4.6)	—	—	—
Expense recognized for RSUs	5.3	—	—	5.3	—	—	—
RSUs withheld for income taxes	(0.8)	—	—	(0.8)	—	—	—
Dividends declared on Common Shares	(18.5)	—	—	—	—	(18.5)	—
Dividends declared on Preferred Shares	(5.7)	—	—	—	—	(5.7)	—

Ending balances at September 30, 2011	$1,550.4	$150.0	$0.1	$1,192.9	$(29.5)	$241.1	$(4.2)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Month Periods Ended
	September 30,
(In millions of U.S. dollars)	2012	2011
Cash flows from operations:
Net income (loss)	$250.9	$(143.6)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Net realized and unrealized investment (gains) losses	(78.9)	5.3
Net realized and unrealized (gains) losses on investment-related derivative instruments	(0.6)	6.7
Net amortization and depreciation of assets and liabilities	10.9	14.8
Expense recognized for RSUs	9.1	5.3
Net change in:
Loss and loss adjustment expense reserves	(49.7)	276.1
Reinsurance recoverable on paid and unpaid losses	8.5	(7.2)
Unearned insurance and reinsurance premiums	97.4	92.6
Insurance and reinsurance balances payable	23.8	22.4
Unearned reinsurance premiums ceded	(25.3)	(24.7)
Deferred insurance and reinsurance acquisition costs	(2.1)	(10.2)
Insurance and reinsurance premiums receivable	(71.1)	(82.7)
Other assets	(2.3)	2.6
Accounts payable, accrued expenses and other liabilities	3.3	(23.6)
Other	4.8	2.8
Net cash provided from operations	178.7	136.6
Cash flows from investing activities:
Purchases of fixed maturity investments	(3,170.1)	(2,009.5)
Purchases of equity securities	(133.3)	(156.1)
Purchases of other investments	(30.1)	(11.6)
Sales, maturities, calls and pay downs of fixed maturity investments	3,098.2	2,094.1
Sales of equity securities	197.2	141.2
Sales and redemptions of other investments	38.5	22.1
Payment of closing expenses associated with the MUSIC Sale	(1.0)	—
Settlements of investment-related derivative instruments	(1.5)	(2.6)
Net change in restricted cash	27.9	(71.9)
Payment of accrued investment performance fees	—	(2.1)
Acquisitions of capitalized assets	(0.4)	(0.5)
Net cash provided from investing activities	25.4	3.1
Cash flows from financing activities:
Repurchases of Common Shares	(107.6)	(62.5)
Net proceeds from issuance of Preferred Shares	—	145.4
Dividends paid on Common Shares	(18.6)	(18.8)
Dividends paid on Preferred Shares	(10.0)	(2.4)
Net cash (used for) provided from financing activities	(136.2)	61.7
Effect of exchange rate fluctuations on cash and cash equivalents	6.1	(0.8)
Net increase in cash and cash equivalents during the period	74.0	200.6
Cash and cash equivalents - beginning of year	340.3	232.3
Cash and cash equivalents - end of period	$414.3	$432.9

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

Detailed financial information about each of the Company’s reportable segments for the three and nine month periods ended September 30, 2012 and 2011 is presented in Note 9. The activities of the Company, certain of its intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 9.

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

MCL, the Company’s wholly-owned subsidiary based in London, serves as Syndicate 5151’s sole corporate underwriting member of Lloyd’s.

MUAL, the Company’s wholly-owned Lloyd’s Managing Agent based in London, provides management and governance services to Syndicate 5151.

MUSL, the Company’s wholly-owned subsidiary based in London, provides support services to Syndicate 5151, MUAL and certain other U.K. subsidiaries.

MUI and MEAG serve as Lloyd’s Coverholders, meaning that each are authorized to enter into contracts of insurance and reinsurance and/or issue documentation on behalf of Syndicate 5151. MUI, the Company’s wholly-owned subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, the Company’s wholly-owned subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.

On September 30, 2012, the Company sold PUAL to a former employee of Montpelier in exchange for a contingent note receivable of $0.4 million and recognized a loss on the sale of $0.5 million, which has been netted against “other revenue” on the Company’s consolidated statement of operations.  PUAL, formerly a wholly-owned subsidiary based in London, served as a Lloyd’s Coverholder and underwrote business on behalf of Syndicate 5151 and third parties.

MUSIC Run-Off

On December 31, 2011, Montpelier completed the MUSIC Sale. See Note 2.  Prior to the MUSIC Sale, MUSIC was a domestic surplus lines insurer and was authorized as an excess and surplus lines insurer in all 50 U.S. states and the District of Columbia. MUSIC underwrote smaller commercial property and casualty risks that did not conform to standard insurance lines.

Since Montpelier has either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the Company’s former and future operations associated with MUSIC do not constitute a “discontinued operation” in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  The cash flows that Montpelier will retain subsequent to the MUSIC Sale, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within the MUSIC Run-Off segment.  See Note 9.

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

The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The financial statements incorporated in this report on Form 10-Q should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in the Company’s unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, written and earned insurance and reinsurance premiums, ceded reinsurance and share-based compensation.

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

For contracts that have a risk period of three years or less, the premiums are earned ratably over the term. For the few contracts with risk periods greater than three years, premiums are earned in accordance with predetermined schedules that reflect the level of risk associated with each period in the contract term. These schedules are reviewed periodically and are adjusted as deemed necessary.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of September 30, 2012 and December 31, 2011, Montpelier’s provision for doubtful accounts was $3.9 million and $3.6 million, respectively.

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

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the Company’s U.K.- based operations and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all other operations. The assets and liabilities of the Company’s U.K. and Swiss operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity as translation gains and losses, with changes therein reported as a component of other comprehensive income.

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Opening Rate January 1, 2012	Closing Rate September 30, 2012	Opening Rate January 1, 2011	Closing Rate September 30, 2011
British Pound (GBP)	1.5617	1.6162	1.5441	1.5584
Swiss Franc (CHF)	1.0634	1.0640	1.0429	1.1013

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

Investments and Cash

Montpelier’s fixed maturity investments and equity securities are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within “net realized and unrealized investment gains (losses)” in the Company’s statement of operations.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (loss) from derivative instruments are presented net of any associated performance fees.  Montpelier incurred (reversed) performance fees related to its investments and investment-related derivative instruments of $1.5 million and less than $0.1 million during the three month periods ended September 30, 2012 and 2011, respectively, and $4.3 million and $0.1 million during the nine month periods ended September 30, 2012 and 2011, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  Restricted cash of $100.8 million at September 30, 2012 consisted of $87.2 million of collateral supporting open short sale investment and derivative positions, and $13.6 million of foreign deposit accounts held at Lloyd’s.  Restricted cash of $128.4 million at December 31, 2011 consisted of $121.7 million of collateral supporting open short sale investment and derivative positions, and $6.7 million of foreign deposit accounts held at Lloyd’s.

As of September 30, 2012 and December 31, 2011, $60.7 million and $34.8 million, respectively, of Montpelier’s cash equivalents represented repurchase agreements which were fully collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Common Shares Held in Treasury

Common Shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of September 30, 2012 and December 31, 2011, the Company had inception-to-date gains from issuances of its treasury shares of $2.3 million and $2.2 million, respectively, which have been recorded as additional paid-in capital. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At September 30, 2012 and December 31, 2011, funds withheld balances of $4.4 million and $6.0 million, respectively, were recorded within “other assets” on the Company’s consolidated balance sheets.

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

During the three and nine month periods ended September 30, 2012, Montpelier Re assumed $0.6 million and $2.1 million of MUSIC’s premium writings, respectively, which represented: (i) policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011; and (ii) additional audit premium relating to policies written on or prior to December 31, 2011.  Under certain circumstances,  Montpelier may be required to assume additional MUSIC premium writings in future periods but such additional writings are not currently expected to be significant.

As of September 30, 2012 and December 31, 2011, Montpelier Re had remaining unearned premiums of $1.6 million and $24.8 million, respectively, and loss and LAE reserves of $44.7 million and $38.3 million, respectively, under the MUSIC Quota Share.

NOTE 3.  Loss and LAE Reserves

The following table summarizes Montpelier’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011
Gross unpaid loss and LAE reserves - beginning	$1,029.9	$1,031.1	$1,077.1	$784.6
Reinsurance recoverable on unpaid losses - beginning	(78.8)	(73.8)	(77.7)	(62.4)
Net unpaid loss and LAE reserves - beginning	951.1	957.3	999.4	722.2

Losses and LAE incurred:
Current year losses	73.0	156.7	219.6	562.8
Prior year losses	(15.7)	(18.0)	(61.1)	(71.3)
Total incurred losses and LAE	57.3	138.7	158.5	491.5

Net foreign currency translation movements	11.7	(6.7)	10.5	(1.7)

Losses and LAE paid and approved for payment:
Current year losses	(15.8)	(66.7)	(24.9)	(87.3)
Prior year losses	(45.1)	(40.7)	(184.3)	(142.8)
Total losses and LAE paid and approved for payment	(60.9)	(107.4)	(209.2)	(230.1)

Net unpaid loss and LAE reserves - ending	959.2	981.9	959.2	981.9
Reinsurance recoverable on unpaid losses - ending	80.2	74.7	80.2	74.7
Gross unpaid loss and LAE reserves - ending	$1,039.4	$1,056.6	$1,039.4	$1,056.6

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

Prior Year Loss and LAE Development — three and nine month periods ended September 30, 2012

During the third quarter of 2012, Montpelier experienced $15.7 million in net favorable development on prior year loss and LAE reserves.

The net favorable development recognized during the third quarter of 2012 related to the following events and factors:

•                            2011 and prior year property losses incurred at Montpelier Syndicate 5151 ($5.6 million decrease),

•                            2009 and prior year casualty losses incurred at Montpelier Syndicate 5151 ($5.0 million increase),

•                            2011 Japan earthquake ($3.2 million decrease),

•                            2010 and 2011 space and aviation losses incurred at Montpelier Bermuda ($2.0 million decrease), and

•                            2005 hurricanes ($1.4 million decrease).

The remaining net favorable development on prior year loss and LAE reserves recognized during the third quarter of 2012 related to several smaller adjustments made across multiple classes of business.

During the nine month period ended September 30, 2012, Montpelier experienced $61.1 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the nine month period ended September 30, 2012 also included the following events and factors recognized during the first six months of 2012:

•                            Reserve reductions within the Other Speciality - Treaty line of business ($18.1 million decrease, $5.0 million of which related specifically to Montpelier Bermuda’s medical malpractice line of business),

•                            2011 Japan earthquake ($12.0 million decrease),

•                            2011 Danish cloudburst ($7.1 million increase),

•                            2011 Thai flood losses incurred at Montpelier Syndicate 5151 ($6.5 million decrease),

•                            An individual risk loss incurred during 2008 at Montpelier Bermuda ($5.1 million increase),

•                            Three fire losses occurring during 2011 and 2010 ($3.9 million decrease),

•                            February 2011 New Zealand earthquake ($2.8 million increase), and

•                            2011 U.S. windstorm and flood losses, including those from Hurricane Irene, incurred at Montpelier Syndicate 5151 ($1.3 million decrease).

In addition to the foregoing, claims reported to Montpelier in 2012 indicated that the non-catastrophe property and casualty IBNR it initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $15.1 million during the first six months of 2012.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first six months of 2012 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — three and nine month periods ended September 30, 2011

During the third quarter of 2011, Montpelier experienced $18.0 million in net favorable development on prior year loss and LAE reserves relating primarily to the following:

•                            2010 earthquake losses in Chile and New Zealand ($5.1 million decrease),

•                            Two individual risk losses incurred at Montpelier Bermuda in 2010 ($2.4 million decrease), and

•                            2010 non-catastrophe property losses incurred at Montpelier Syndicate 5151 ($2.4 million decrease).

The remaining net favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

During the nine month period ended September 30, 2011, Montpelier experienced $71.3 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the nine month period ended September 30, 2011 also included the following events and factors recognized during the first six months of 2011:

•                            2010 non-catastrophe property losses incurred at Montpelier Syndicate 5151 ($14.0 million decrease),

•                            Casualty losses relating to several prior accident years ($8.0 million decrease, $3.3 million of which related specifically to the medical malpractice class of business),

•                            2010 Australian flood losses incurred at Montpelier Syndicate 5151 ($3.7 million decrease),

•                            2005 hurricanes ($2.7 million decrease), and

•                            2007 Windstorm Kyrill and U.K. floods ($1.7 million decrease).

The remaining favorable development on prior year loss and LAE reserves related to several smaller adjustments made across multiple classes of business.

Net Impact of Foreign Currency Movements on Loss and LAE Incurred and Loss and LAE Reserves

Montpelier recognized net foreign exchange transaction gains (losses) related to its current and prior year loss and LAE of $2.9 million and $1.9 million during the three month periods ended September 30, 2012 and 2011, respectively, and $3.2 million and $(3.3) million during the nine month periods ended September 30, 2012 and 2011, respectively.

Montpelier’s foreign currency transaction gains (losses) on its loss and LAE incurred are incorporated in its underwriting results (including its underwriting ratios) as a decrease (increase) in its loss and LAE.  Montpelier’s foreign currency translation gains and losses on its loss and LAE reserves, which are a component of its comprehensive income or loss, do not impact Montpelier’s underwriting results.

NOTE 4.  Reinsurance

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures. The amount of reinsurance that Montpelier buys varies from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written.  Certain of Montpelier’s assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to Montpelier’s benefit. These reinsurance premiums are reported as a reduction in gross premiums written.

All of Montpelier’s reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect Montpelier against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. Montpelier’s reinsurance contracts consist of excess-of-loss contracts covering one or more lines of business and pro-rata reinsurance with respect to specific lines of its business. Montpelier also purchases industry loss warranty (“ILW”) policies which provide coverage for certain losses incurred, provided they are triggered by events exceeding a specified industry loss size as well as Montpelier’s own incurred loss. For non-ILW excess-of-loss reinsurance contracts, the attachment point and exhaustion of these contracts are based solely on the amount of Montpelier’s actual losses incurred from an event or events.

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

Earned reinsurance premiums ceded were $30.1 million and $31.3 million for the three month periods ended September 30, 2012 and 2011, respectively, and $83.4 million and $67.5 million for the nine month periods ended September 30, 2012 and 2011, respectively.  Net increases in estimated ultimate reinsurance recoveries included in loss and LAE were $4.4 million and $9.7 million for the three month periods ended September 30, 2012 and 2011, respectively, and $10.9 million and $26.5 million for the nine month periods ended September 30, 2012 and 2011, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses as of September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012		December 31, 2011
Rating	Amount	% of Total	Amount	% of Total
A+	$0.8	15%	$3.2	42%
A	2.7	51	4.4	57
A-	0.5	9	0.1	1
Unrated by A.M. Best	1.3	25	—	—
Total reinsurance recoverable on paid losses	$5.3	100%	$7.7	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012		December 31, 2011
Rating	Amount	% of Total	Amount	% of Total
A+	$22.3	28%	$23.6	30%
A	27.9	35	27.5	35
A-	4.8	6	2.8	4
Unrated by A.M. Best	25.2	31	23.8	31
Total reinsurance recoverable on unpaid losses	$80.2	100%	$77.7	100%

Montpelier’s unrated reinsurance recoverables as of September 30, 2012 and December 31, 2011 relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) are considered by management to be financially sound.

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

As of September 30, 2012, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 5.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	September 30, 2012		December 31, 2011
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$910.8	$942.3	$887.1	$886.2
Residential mortgage-backed securities	667.7	687.2	560.8	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	508.6	516.7	488.6	495.7
Debt securities issued by foreign governments and their agencies	124.0	128.8	46.2	46.8
Commercial mortgage-backed securities	106.1	112.2	139.2	142.0
Debt securities issued by U.S. states and political subdivisions	64.1	71.3	58.3	64.7
Other debt obligations	235.8	239.1	178.9	180.4
Total fixed maturity investments	$2,617.1	$2,697.6	$2,359.1	$2,390.2

Equity securities:
Exchange-listed funds	$25.0	$26.2	$25.0	$23.6
Industrial	4.0	4.4	4.7	6.4
Financial	3.9	4.0	11.9	9.4
Consumer goods	3.2	3.6	4.6	9.0
Utilities	1.9	1.9	—	—
Energy	0.1	0.1	16.5	24.5
Technology	0.1	0.1	14.2	19.5
Other	0.7	0.6	2.4	3.7
Total equity securities	$38.9	$40.9	$79.3	$96.1

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could become liable for significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of September 30, 2012, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.2 years (inclusive of fixed maturity short positions).

As of September 30, 2012, 78% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 10% were rated “BBB” (Good) by Standard & Poor’s and 12% were either unrated or rated below “BBB”.

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $143.9 million and $128.5 million as of September 30, 2012 and December 31, 2011, respectively.  Montpelier also had open short equity and investment option and future positions of $9.5 million and $7.8 million at September 30, 2012 and December 31, 2011, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $(4.9) million and $1.1 million as of September 30, 2012 and December 31, 2011, respectively.

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

	September 30, 2012		December 31, 2011
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$74.2	$74.2	$59.8	$59.8

Other investments carried at fair value:
Limited partnership interests and private investment funds	$16.5	$13.5	$29.2	$29.3
CAT Bonds	10.0	10.0	10.0	10.2
Derivative instruments	0.9	4.5	1.0	3.1
Total other investments carried at fair value	$27.4	$28.0	$40.2	$42.6

Other investments	$101.6	$102.2	$100.0	$102.4

Net appreciation or depreciation in the value of Montpelier’s investments in limited partnerships, private investment funds and CAT Bonds is reported within “net realized and unrealized investment gains” in the Company’s consolidated statements of operations.  Net appreciation or depreciation on Montpelier’s derivative instruments is reported within “net income (loss) from derivative instruments” in the Company’s consolidated statements of operations.  See Note 7.

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

Montpelier also had open Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts and Investment Options and Futures contracts as of September 30, 2012 and December 31, 2011.  See Note 7.

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

Montpelier uses an independent service provider for assistance with its investment accounting function. This service provider, as well as Montpelier’s investment managers, use several pricing services and brokers to assist with the determination of the fair value of Montpelier’s marketable securities. Montpelier performs several reviews of these values as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s financial statements are appropriate. The ultimate pricing source varies depending on the security and pricing service, but investments valued on the basis of observable (Levels 1 and 2) inputs are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or non-binding broker quotes are classified as Level 3.

In accordance with GAAP, the valuation techniques used by Montpelier and its pricing services maximize the use of observable inputs.  Unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Montpelier uses both the market and income approaches in valuing its investments.  There have been no significant changes in the Company’s use of valuation techniques or related inputs during the periods presented.

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$846.1	$96.2	$942.3
Residential mortgage-backed securities	—	687.2	—	687.2
Debt securities issued/sponsored by the U.S. Treasury and its agencies	291.4	225.3	—	516.7
Debt securities issued by foreign governments and their agencies	3.8	125.0	—	128.8
Commercial mortgage-backed securities	—	112.2	—	112.2
Debt securities issued by U.S. states and political subdivisions	—	71.3	—	71.3
Other debt obligations	—	225.3	13.8	239.1
Total fixed maturity investments	$295.2	$2,292.4	$110.0	$2,697.6

Equity securities:
Exchange-listed funds	$—	$26.2	$—	$26.2
Industrial	4.4	—	—	4.4
Financial	4.0	—	—	4.0
Consumer goods	3.6	—	—	3.6
Utilities	1.9	—	—	1.9
Energy	0.1	—	—	0.1
Technology	0.1	—	—	0.1
Other	0.6	—	—	0.6
Total equity securities	$14.7	$26.2	$—	$40.9

Other investments carried at fair value	$—	$14.5	$13.5	$28.0
Total investments carried at fair value	$309.9	$2,333.1	$123.5	$2,766.5

Other investments carried at net asset value	$—	$50.7	$23.5	$74.2

Total investments	$309.9	$2,383.8	$147.0	$2,840.7

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$841.5	$44.7	$886.2
Residential mortgage-backed securities	—	574.4	—	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	163.1	332.6	—	495.7
Commercial mortgage-backed securities	—	142.0	—	142.0
Debt securities issued by U.S. states and political subdivisions	—	64.7	—	64.7
Debt securities issued by foreign governments and their agencies	1.6	45.2	—	46.8
Other debt obligations	—	170.7	9.7	180.4
Total fixed maturity investments	$164.7	$2,171.1	$54.4	$2,390.2

Equity securities:
Exchange-listed funds	$—	$23.6	$—	$23.6
Financial	9.4	—	—	9.4
Consumer goods	9.0	—	—	9.0
Industrial	6.4	—	—	6.4
Energy	24.5	—	—	24.5
Technology	19.5	—	—	19.5
Other	3.7	—	—	3.7
Total equity securities	$72.5	$23.6	$—	$96.1

Other investments carried at fair value	$—	$13.3	$29.3	$42.6

Total investments carried at fair value	$237.2	$2,208.0	$83.7	$2,528.9

Other investments carried at net asset value	$—	$25.4	$34.4	$59.8

Total investments	$237.2	$2,233.4	$118.1	$2,588.7

Level 1 Securities

Montpelier’s investments classified as Level 1 as of September 30, 2012 and December 31, 2011, consisted of U.S. Treasuries, debt securities issued by foreign governments and long and short equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of September 30, 2012 and December 31, 2011, approximately 17% and 40%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of September 30, 2012 and December 31, 2011, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of September 30, 2012 and December 31, 2011, approximately 83% and 60%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no transfers between Levels 1 and 2 during the three and nine month periods ended September 30, 2012 and 2011.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of September 30, 2012 and December 31, 2011 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.

Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include investments in limited partnerships and private investment funds at September 30, 2012 and December 31, 2011 which represent alternative asset limited partnerships that invest in distressed mortgages.  The fair value of these private equity investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of September 30, 2012 and December 31, 2011, the Company’s Level 3 investments measured at fair value represented 4.5% and 3.3% of its total investments measured at fair value, respectively.  As of September 30, 2012 and December 31, 2011, the Company’s total Level 3 investments represented 5.2% and 4.6% of its total investments, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Period Ended September 30, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$75.6	$33.4	$(14.1)	$—	$1.3	$96.2
Other debt obligations	7.3	8.8	(2.4)	—	0.1	13.8
Total fixed maturity investments	82.9	42.2	(16.5)	—	1.4	110.0
Other investments	26.0	—	(13.3)	4.2	(3.4)	13.5
Total Level 3 investments at fair value	$108.9	$42.2	$(29.8)	$4.2	$(2.0)	$123.5

	Nine Month Period Ended September 30, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$44.7	$114.9	$(66.2)	$0.5	$2.3	$96.2
Other debt obligations	9.7	8.8	(4.8)	—	0.1	13.8
Total fixed maturity investments	54.4	123.7	(71.0)	0.5	2.4	110.0
Other investments	29.3	—	(18.1)	5.5	(3.2)	13.5
Total Level 3 investments at fair value	$83.7	$123.7	$(89.1)	$6.0	$(0.8)	$123.5

	Three Months Ended September 30, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized losses	Net unrealized losses	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$35.6	$13.7	$(4.2)	$—	$(0.9)	$—	$44.2
Other debt obligations	12.1	—	(1.4)	—	—	—	10.7
Total fixed maturity investments	$47.7	$13.7	$(5.6)	$—	$(0.9)	$—	$54.9
Other investments	$34.7	$—	$(1.8)	$(0.7)	$(0.6)	$—	$31.6
Total Level 3 investments	$82.4	$13.7	$(7.4)	$(0.7)	$(1.5)	$—	$86.5

	Nine Months Ended September 30, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized losses	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$37.9	$20.1	$(13.1)	$—	$(0.7)	$—	$44.2
Other debt obligations	4.7	7.7	(1.8)	—	0.1	—	10.7
Total fixed maturity investments	$42.6	$27.8	$(14.9)	$—	$(0.6)	$—	$54.9
Other investments	$42.6	$—	$(8.1)	$(0.2)	$(2.7)	$—	$31.6
Total Level 3 investments	$85.2	$27.8	$(23.0)	$(0.2)	$(3.3)	$—	$86.5

There were no transfers out of Level 3 investments during the three and nine month periods ended September 30, 2012 and 2011.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three and nine month periods ended September 30, 2012 and 2011, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues

Three Month Period Ended September 30, 2012:
Fixed maturity investments	$10.8	$17.5	$2.2	$30.5
Equity securities	0.2	0.6	(0.4)	0.4
Other investments	4.0	0.1	0.7	4.8

Three Month Period Ended September 30, 2011:
Fixed maturity investments	$8.0	$(9.6)	$(7.1)	$(8.7)
Equity securities	5.4	(30.3)	1.3	(23.6)
Other investments	(0.1)	(4.7)	(5.9)	(10.7)

	Net Realized Gains on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues

Nine Month Period Ended September 30, 2012:
Fixed maturity investments	$24.5	$39.4	$3.4	$67.3
Equity securities	23.4	(15.6)	(2.0)	5.8
Other investments	2.6	4.6	4.7	11.9

Nine Month Period Ended September 30, 2011:
Fixed maturity investments	$12.4	$7.2	$(4.5)	$15.1
Equity securities	12.7	(29.4)	1.1	(15.6)
Other investments	0.4	(8.6)	(1.9)	(10.1)

(1)          Represents net realized and unrealized foreign exchange gains and losses from investments and income and expense derived from the following derivative instruments: (i) Foreign Exchange Contracts; (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures; (v) the LIBOR Swap; and (vi) the UST Contract (see Note 7). These derivatives are carried at fair value within “other investments” in the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three and nine month periods ended September 30, 2012 and 2011 consisted of the following:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011

Fixed maturity investments	$16.3	$17.7	$52.7	$53.2
Cash and cash equivalents	0.2	—	0.4	0.1
Equity securities	—	0.1	0.2	0.3
Other investments	0.6	0.7	1.6	1.9
Total investment income	17.1	18.5	54.9	55.5
Investment expenses	(1.6)	(1.5)	(4.6)	(3.9)
Net investment income	$15.5	$17.0	$50.3	$51.6

Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds (the “Blue Water Trusts”) established for the benefit of ceding companies. As of September 30, 2012, the fair value of all assets held in the Blue Water Trusts was $22.5 million. See Note 6.

In December 2011, Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover. As of September 30, 2012 and December 31, 2011, the fair value of all assets held in the MUSIC Trust was $50.1 million and $65.0 million, respectively, which exceeded the minimum value required on both of those dates. See Note 6.

In September 2010, Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants. As of September 30, 2012, Montpelier Re was granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia. As of September 30, 2012 and December 31, 2011, the fair value of all assets held in the Reinsurance Trust was $337.5 million and $328.1 million, respectively, which exceeded the minimum value required on both dates. See Note 6.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers. In June 2011, Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with its reduced collateral requirements in Florida. As of September 30, 2012 and December 31, 2011, the fair value of all assets held in the FL Trust was $26.0 million and $25.0 million, respectively. See Note 6.

In March 2010, Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. As of September 30, 2012 and December 31, 2011, the fair value of all assets held in the Lloyd’s Capital Trust was $191.7 million and $251.8 million, respectively. See Note 6.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. As of September 30, 2012 and December 31, 2011, the fair value of all assets held in the Premiums Trust Funds was $378.7 million and $243.6 million, respectively. See Note 12.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as “cash and cash equivalents”, “investments” and “accrued investment income”, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $2,869.1 million and $1,928.4 million for the nine month periods ended September 30, 2012 and 2011, respectively. Maturities, calls and paydowns of investments totaled $464.8 million and $329.0 million for the nine month periods ended September 30, 2012 and 2011, respectively. There were no non-cash exchanges or involuntary sales of investment securities during these periods.

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

The plaintiffs are suing all tendering shareholders, including Montpelier Re, on the grounds of fraudulent conveyance and seek recovery of the proceeds received pursuant to the Tribune LBO on the basis that the transaction was undertaken without fair consideration and left Tribune insolvent. The various lawsuits are still pending and, in December 2011, were consolidated in the Federal District Court for the Southern District of New York by the United States Judicial Panel on Multidistrict Litigation.

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

NOTE 6.  Debt, Letter of Credit Facilities and Trust Arrangements

Senior Unsecured Debt

During 2003, the Company issued $250.0 million of Senior Unsecured Debt (the “2013 Senior Notes”). The 2013 Senior Notes bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2013 Senior Notes are scheduled to mature on August 15, 2013, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

In 2009 and 2010, the Company repurchased and retired $21.0 million and $1.0 million, respectively, in principal amount of the 2013 Senior Notes. As a result, the carrying value of the Senior Notes as of September 30, 2012 and December 31, 2011, was $227.9 million and $227.8 million, respectively.

The Company incurred interest expense on the 2013 Senior Notes of $3.5 million during each of the three month periods ended September 30, 2012 and 2011, and $10.5 million during each of the nine month periods ended September 30, 2012 and 2011. The Company paid $14.0 million in interest on the 2013 Senior Notes during each of the nine month periods ended September 30, 2012 and 2011.

On November 5, 2012, the Company redeemed the 2013 Senior Notes at a “make-whole” redemption price, plus accrued and unpaid interest to the redemption date. See Note 16.

UST Contract

In anticipation of refinancing the 2013 Senior Notes, on July 10, 2012 the Company entered into a derivative contract (the “UST Contract”) with a third party which was designed to help insulate Montpelier against future movements in the 10-year U.S. Treasury rate through a specified date. The UST Contract, which has a notional value of $250 million, has a tenor of ten years and must be terminated on or before August 15, 2013. Net realized and unrealized gains and losses associated with the UST Contract are reported within “net income (loss) from derivative instruments” on the Company’s consolidated statement of operations, as opposed to “interest and financing expenses”. See Note 7.

On October 2, 2012, the Company terminated the UST Contract. See Note 16.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 29, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. This floating rate varied from 4.16% to 4.38% during the period from January 1, 2012 to September 30, 2012, and from 4.05% to 4.17% during the period from March 30, 2011 to September 30, 2011.

The Company incurred interest expense on the Trust Preferred Securities of $1.1 million and $1.0 million during the three month periods ended September 30, 2012 and 2011, respectively, and $3.3 million and $4.2 million during the nine month periods ended September 30, 2012 and 2011, respectively. The Company paid $3.3 million and $4.2 million in interest on the Trust Preferred Securities during the nine month periods ended September 30, 2012 and 2011, respectively.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

LIBOR Swap

On February 7, 2012, the Company entered into a five-year swap agreement with a third party (the “LIBOR Swap”) which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the swap agreement to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within “net income (loss) from derivative instruments” on the Company’s consolidated statement of operations, as opposed to “interest and financing expenses”. See Note 7.

Letter of Credit Facilities

In the normal course of business, the Company and Montpelier Re maintain letter of credit facilities and Montpelier Re provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $128.0 million and $264.2 million at September 30, 2012 and December 31, 2011, respectively. The following table outlines these facilities as of September 30, 2012:

Secured operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date

Syndicated 5-Year Facility	$91.7	$91.7	June 2012
Bilateral Facility	75.0	1.7	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements. In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”. If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of September 30, 2012 and December 31, 2011, the Company and Montpelier Re were in compliance with all covenants.

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

Effective June 16, 2012, Montpelier Re’s former syndicated 364-day facility, which had a capacity of $250.0 million, expired in accordance with its terms and was not renewed. As of September 30, 2012, there were no outstanding letters of credit drawn under that facility. While active, Montpelier Re’s syndicated 364-day facility was subject to an annual commitment fee of 0.45% on drawn balances and an annual commitment fee of 0.10% on undrawn balances.

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

In order to help insulate the Company against future movements in the 10-year U.S. Treasury in connection with the anticipated refinancing of the 2013 Senior Notes, the Company entered into the UST Contract.

Montpelier uses an independent service provider for assistance with its derivative accounting function. This service provider, as well as Montpelier’s investment managers, use pricing services and brokers to assist with the determination of the fair value of the Credit Derivatives, the Interest Rate Contracts, the Investment Options and Futures and certain of the Foreign Exchange Contracts. Montpelier reviews these values as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s financial statements are appropriate.

For the remaining Foreign Exchange Contracts, the LIBOR swap and the UST Contract, Montpelier determines the fair values on the basis of information received from counterparties and verification by reference to published rates. The ILW Swaps are valued on the basis of models developed by Montpelier.

In accordance with GAAP, the valuation techniques used by Montpelier and its pricing services maximize the use of observable inputs. Unobservable inputs are used to measure fair value only to the extent that observable inputs are unavailable. Montpelier uses both the market and income approaches in valuing its derivatives. There have been no significant changes in the Company’s use of valuation techniques or related inputs during the periods presented.

None of Montpelier’s derivatives are formally designated as hedging instruments.

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded as of September 30, 2012 and December 31, 2011:

		September 30, 2012		December 31, 2011
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Value	Fair Value	Notional Value

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(0.5)	$201.1	$1.4	$202.0
U.S. Dollars sold	Other Investments	3.5	218.3	2.0	184.0
Credit Derivatives	Other Investments	0.7	171.0	(2.2)	240.2
Interest Rate Contracts	Other Investments	1.4	131.5	1.1	72.4
Investment Options and Futures (long)	Other Investments	1.2	—	0.8	—
LIBOR Swap	Other Investments	(2.0)	100.0	—	—
UST Contract	Other Investments	0.6	250.0	—	—
ILW Swaps	Other Assets	0.4	8.0	—	—
Investment Options and Futures (short)	Liabilities	0.4	—	0.2	—

The following table presents the net income (loss) from Montpelier’s derivative instruments during the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011

Foreign Exchange Contracts - underwriting activities	$4.5	$(3.6)	$6.7	$2.7
Foreign Exchange Contracts - investing activities	(1.5)	3.4	(2.4)	1.6
Credit Derivatives	(0.7)	(1.7)	1.4	(2.2)
Interest Rate Contracts	0.1	(6.6)	2.0	(7.6)
Investment Options and Futures	(0.6)	2.2	(1.1)	3.1
ILW Swaps	(0.3)	—	(0.6)	(0.7)
ILW Contract	—	—	—	0.1
LIBOR Swap	(1.4)	—	(2.3)	—
UST Contract	0.6	—	0.6	—

Net income (loss) from derivative instruments	$0.7	$(6.3)	$4.3	$(3.0)

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

Montpelier’s open Foreign Exchange Contracts at September 30, 2012 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Indian rupees, Australian dollars, Mexican pesos and Brazilian reals. Montpelier’s open Foreign Exchange Contracts at December 31, 2011 were denominated in British pounds, New Zealand dollars, European Union euros and Canadian dollars.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy. As of September 30, 2012 and December 31, 2011, Montpelier had open long option and future positions with a fair value of $1.2 million and $0.8 million, respectively, and open short option and future positions with a fair value of $0.4 million and $0.2 million, respectively.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Swaps

In April 2012 Montpelier Re entered into an ILW Swap with a third-party in order to purchase protection against Montpelier Re’s Japan windstorm exposures through November 30, 2012 (the “Japan Wind Swap”). In return for a fixed-rate payment of $0.6 million, Montpelier Re receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the Japan Wind Swap is $5.0 million. Through September 30, 2012, no industry loss event has occurred which would have triggered a recovery by Montpelier under the Japan Wind Swap.

In May 2012 Montpelier Re entered into an ILW Swap with a third-party in order to purchase protection against Montpelier’s construction and engineering exposures from June 11, 2012 through June 10, 2013 (the “Engineering Swap”). In return for a fixed-rate payment of $0.3 million, Montpelier receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier under the Engineering Swap is $3.0 million. Through September 30, 2012, no industry loss event has occurred which would have triggered a recovery by Montpelier under the Engineering Swap.

In November 2010 Montpelier Re entered into an ILW Swap with a third-party in order to purchase protection against Montpelier Re’s U.S. earthquake and European windstorm exposures through June 30, 2011 (the “U.S. Event Swap”). In return for a fixed-rate payment of $1.0 million, Montpelier Re received a floating-rate payment which was triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the U.S. Event Swap was $5.0 million. Through the date of maturity of the U.S. Event Swap, no industry loss event occurred which would have triggered a recovery by Montpelier.

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

UST Contract

In anticipation of refinancing the 2013 Senior Notes, on July 10, 2012 the Company entered into the UST Contract with a third party which was designed to help insulate Montpelier against future movements in the 10-year U.S. Treasury rate through a specified date.  See Note 6. The UST Contract is carried at fair value and is derived based on other observable (Level 2) inputs.

On October 2, 2012, the Company terminated the UST Contract. See Note 16.

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

Dividends on Preferred Shares are non-cumulative. Consequently, holders of Preferred Shares will be entitled to receive cash dividends only when, as and if declared by the Company’s Board of Directors (the “Board”) or by a duly authorized committee of the Board, quarterly on the 15th day of January, April, July and October of each year. These dividends will accrue with respect to a particular dividend period, on the liquidation preference amount of $25.00 per share at an annual rate of 8.875%. So long as any Preferred Shares remain outstanding, no dividend shall be paid or declared on Common Shares or any other securities ranking junior to Preferred Shares (other than a dividend payable solely in Common Shares or in other junior securities), unless the full dividend for the latest completed dividend period on all outstanding Preferred Shares has been declared and paid or otherwise provided for.

The Preferred Shares are listed on the New York Stock Exchange (symbol “MRH.BH”) and the Bermuda Stock Exchange (symbol “MRHPFD.BH”).

Common Shares

The following table summarizes the Company’s Common Share activity during the nine month periods ended September 30, 2012 and 2011:

	Nine Month Periods Ended September 30,
(in Common Shares)	2012	2011
Beginning Common Shares outstanding	60,864,174	64,557,204
Acquisitions of Common Shares:
Common Shares repurchased and retired	(4,959,789)	(3,164,602)
Common Shares repurchased and placed in treasury	(431,800)	—
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	49,904	192,372
Ending Common Shares outstanding	55,522,489	61,584,974

As of September 30, 2012, the Company had 55,522,489 Common Shares outstanding consisting of 57,301,141 Common Shares issued less 1,778,652 Common Shares held in treasury.  As of December 31, 2011, the Company had 60,864,174 Common Shares outstanding consisting of 62,260,930 Common Shares issued less 1,396,756 Common Shares held in treasury.

2012 Common Share activity

The Company repurchased 4,959,789 Common Shares pursuant to a publicly announced share repurchase program at an average price of $19.90 per share during the first nine months of 2012. These Common Shares were subsequently retired.

The Company repurchased a further 431,800 Common Shares pursuant to a publicly announced share repurchase program at an average price of $20.75 per share during the first nine months of 2012. These Common Shares were placed in the Company’s treasury and are expected to be re-issued to employees and directors in satisfaction of existing and future RSU obligations.

The Company issued 49,904 Common Shares to employees in satisfaction of vested RSU obligations during the first nine months of 2012.  See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of less than $0.1 million, which was recorded as an increase to additional paid-in capital.

2011 Common Share activity

The Company repurchased 3,164,602 Common Shares pursuant to a publicly announced share repurchase program at an average price of $19.74 per share during the first nine months of 2011. These Common Shares were subsequently retired.

The Company issued 192,372 Common Shares to employees in satisfaction of vested RSU obligations during the first nine months of 2011. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.2 million, which was recorded as a reduction to additional paid-in capital.

Common Share Repurchase Authorization

As of September 30, 2012, the Company had a remaining share repurchase authorization of $287.4 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared cash dividends per Common Share totaling $0.105 and $0.10 during the three month periods ended September 30, 2012 and 2011, respectively, and $0.315 and $0.30 per Common Share during the nine month periods ended September 30, 2012 and 2011, respectively. The total amount of dividends paid to holders of Common Shares during the nine month periods ended September 30, 2012 and 2011, was $18.6 million and $18.8 million, respectively.  As of September 30, 2012 and December 31, 2011, the Company had $5.8 million and $6.4 million, respectively, of dividends payable to holders of Common Shares.

The Company declared cash dividends per Preferred Share totaling $0.5547 during each of the three month periods ended September 30, 2012 and 2011, respectively, and $1.6641 and $0.9553 per Preferred Share during the nine month periods ended September 30, 2012 and 2011, respectively. The dividends declared during the nine month period ended September 30, 2011 represented the cash dividends declared per Preferred Share for the interim period from May 10, 2011 to September 30, 2011. The total amount of dividends paid to holders of Preferred Shares during the nine month periods ended September 30, 2012 and 2011, was $10.0 million and $2.4 million, respectively.  As of September 30, 2012 and December 31, 2011, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

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

The following table summarizes Montpelier’s identifiable assets by segment as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Montpelier Bermuda	$3,449.0	$2,962.6
Montpelier Syndicate 5151	568.6	423.5
MUSIC Run-Off	53.8	75.3
Corporate and Other, including intercompany eliminations	(21.9)	38.1

Total assets	$4,049.5	$3,499.5

A summary of Montpelier’s statements of operations by segment for the three month period ended September 30, 2012 follows:

Three Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$71.9	$55.3	$0.6	$(0.1)	$127.7
Ceded reinsurance premiums	(24.8)	(1.5)	—	0.1	(26.2)
Net insurance and reinsurance premiums written	47.1	53.8	0.6	—	101.5
Change in unearned premiums	46.4	0.2	4.9	—	51.5
Net insurance and reinsurance premiums earned	93.5	54.0	5.5	—	153.0

Loss and LAE	(32.2)	(21.2)	(3.9)	—	(57.3)
Insurance and reinsurance acquisition costs	(9.2)	(12.4)	(1.9)	—	(23.5)
General and administrative expenses	(11.7)	(9.8)	—	(9.0)	(30.5)
Underwriting income	40.4	10.6	(0.3)	(9.0)	41.7
Net investment income	14.5	0.8	0.2	—	15.5
Net investment and foreign exchange gains	37.3	(13.4)	0.3	(1.8)	22.4
Net income from derivative instruments	(1.0)	2.3	—	(0.6)	0.7
Other revenue	0.1	0.4	—	(0.4)	0.1
Interest and other financing expenses	(0.1)	(0.6)	—	(4.0)	(4.7)
Income before income taxes	$91.2	$0.1	$0.2	$(15.8)	$75.7

A summary of Montpelier’s statements of operations by segment for the nine month period ended September 30, 2012 follows:

Nine Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$441.9	$193.4	$2.1	$3.5	$640.9
Ceded reinsurance premiums	(91.9)	(13.2)	—	(3.5)	(108.6)
Net insurance and reinsurance premiums written	350.0	180.2	2.1	—	532.3
Change in unearned premiums	(72.9)	(22.7)	23.2	—	(72.4)
Net insurance and reinsurance premiums earned	277.1	157.5	25.3	—	459.9

Loss and LAE	(67.9)	(73.0)	(17.6)	—	(158.5)
Insurance and reinsurance acquisition costs	(30.3)	(32.8)	(8.8)	—	(71.9)
General and administrative expenses	(33.4)	(29.6)	—	(24.2)	(87.2)
Underwriting income	145.5	22.1	(1.1)	(24.2)	142.3
Net investment income	47.7	1.8	0.8	—	50.3
Net investment and foreign exchange gains	82.5	(12.8)	0.6	(1.9)	68.4
Net income from derivative instruments	3.9	2.1	—	(1.7)	4.3
Other revenue	0.2	0.6	0.2	(0.2)	0.8
Interest and other financing expenses	(0.7)	(1.3)	—	(12.5)	(14.5)
Income before income taxes	$279.1	$12.5	$0.5	$(40.5)	$251.6

A summary of Montpelier’s statements of operations by segment for the three month period ended September 30, 2011 follows:

Three Months Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$101.4	$49.3	$13.7	$(1.9)	$162.5
Ceded reinsurance premiums	(39.0)	(1.8)	(2.0)	1.9	(40.9)
Net insurance and reinsurance premiums written	62.4	47.5	11.7	—	121.6
Change in unearned premiums	33.9	(0.5)	0.9	—	34.3
Net insurance and reinsurance premiums earned	96.3	47.0	12.6	—	155.9

Loss and LAE	(87.1)	(43.5)	(8.1)	—	(138.7)
Insurance and reinsurance acquisition costs	(14.4)	(9.5)	(2.8)	—	(26.7)
General and administrative expenses	(8.9)	(6.5)	(2.3)	(6.3)	(24.0)
Underwriting loss	(14.1)	(12.5)	(0.6)	(6.3)	(33.5)
Net investment income	15.9	0.6	0.5	—	17.0
Net investment and foreign exchange losses	(39.2)	3.3	0.6	(0.1)	(35.4)
Net loss from derivative instruments	(7.1)	0.8	—	—	(6.3)
Other revenue	—	0.2	—	—	0.2
Interest and other financing expenses	(0.4)	—	—	(4.5)	(4.9)
Loss before income taxes	$(44.9)	$(7.6)	$0.5	$(10.9)	$(62.9)

A summary of Montpelier’s statements of operations by segment for the nine month period ended September 30, 2011 follows:

Nine Months Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other	Total

Gross insurance and reinsurance premiums written	$414.6	$190.7	$42.1	$(13.6)	$633.8
Ceded reinsurance premiums	(75.2)	(24.0)	(5.8)	13.6	(91.4)
Net insurance and reinsurance premiums written	339.4	166.7	36.3	—	542.4
Change in unearned premiums	(50.3)	(18.8)	1.1	—	(68.0)
Net insurance and reinsurance premiums earned	289.1	147.9	37.4	—	474.4

Loss and LAE	(319.3)	(139.7)	(32.5)	—	(491.5)
Insurance and reinsurance acquisition costs	(40.1)	(29.2)	(8.4)	—	(77.7)
General and administrative expenses	(27.9)	(21.0)	(7.0)	(17.6)	(73.5)
Underwriting loss	(98.2)	(42.0)	(10.5)	(17.6)	(168.3)
Net investment income	48.3	1.7	1.6	—	51.6
Net investment and foreign exchange losses	(7.4)	(2.5)	0.9	(0.1)	(9.1)
Net loss from derivative instruments	(3.0)	—	—	—	(3.0)
Other revenue	0.1	0.3	—	(0.1)	0.3
Interest and other financing expenses	(1.0)	(0.1)	—	(14.6)	(15.7)
Loss before income taxes	$(61.2)	$(42.6)	$(8.0)	$(32.4)	$(144.2)

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended September 30, 2012 and 2011:

Three Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$43.7	$0.5	$—	$(0.1)	$44.1
Property Specialty - Treaty	12.2	3.0	—	—	15.2
Other Specialty - Treaty	11.9	17.8	—	—	29.7
Property and Specialty Individual Risk	4.1	34.0	0.6	—	38.7
Total gross premiums written	$71.9	$55.3	$0.6	$(0.1)	$127.7

Three Month Period Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$65.2	$0.7	$—	$(1.7)	$64.2
Property Specialty - Treaty	10.2	3.1	—	—	13.3
Other Specialty - Treaty	19.2	20.0	—	—	39.2
Property and Specialty Individual Risk	6.8	25.5	13.7	(0.2)	45.8
Total gross premiums written	$101.4	$49.3	$13.7	$(1.9)	$162.5

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Period Ended September 30,
	2012		2011

Worldwide (1)	$53.0	41%	$76.3	47%
U.S. and Canada	45.7	36	56.0	35
U.K. and Ireland	6.7	5	6.8	4
Worldwide, excluding U.S. and Canada (2)	4.4	3	5.3	3
Japan	2.3	2	5.3	3
Western Europe, excluding the U.K. and Ireland	1.2	1	1.6	1
Other	14.4	12	11.2	7
Total gross premiums written	$127.7	100%	$162.5	100%

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

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the nine month periods ended September 30, 2012 and 2011:

Nine Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$321.8	$9.5	$—	$3.5	$334.8
Property Specialty - Treaty	35.7	5.8	—	—	41.5
Other Specialty - Treaty	57.1	64.0	—	—	121.1
Property and Specialty Individual Risk	27.3	114.1	2.1	—	143.5
Total gross premiums written	$441.9	$193.4	$2.1	$3.5	$640.9

Nine Month Period Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$284.6	$30.8	$—	$(12.6)	$302.8
Property Specialty - Treaty	37.4	7.7	—	—	45.1
Other Specialty - Treaty	62.2	58.8	—	—	121.0
Property and Specialty Individual Risk	30.4	93.4	42.1	(1.0)	164.9
Total gross premiums written	$414.6	$190.7	$42.1	$(13.6)	$633.8

(1)               Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Nine Month Period Ended September 30,
	2012		2011

U.S. and Canada	$324.5	51%	$298.5	47%
Worldwide (1)	181.6	28	204.0	32
Western Europe, excluding the U.K. and Ireland	26.2	4	24.5	4
Japan	25.1	4	20.6	3
U.K. and Ireland	22.8	4	17.6	3
Worldwide, excluding U.S. and Canada (2)	22.7	3	35.5	6
Other	38.0	6	33.1	5
Total gross premiums written	$640.9	100%	$633.8	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended September 30, 2012 and 2011:

Three Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$59.1	$1.4	$—	$—	$60.5
Property Specialty - Treaty	10.7	1.6	—	—	12.3
Other Specialty - Treaty	16.6	19.0	—	—	35.6
Property and Specialty Individual Risk	7.1	32.0	5.5	—	44.6
Total net premiums earned	$93.5	$54.0	$5.5	$—	$153.0

Three Month Period Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$58.4	$4.8	$—	$(1.8)	$61.4
Property Specialty - Treaty	9.6	1.7	—	0.3	11.6
Other Specialty - Treaty	20.4	16.1	—	0.9	37.4
Property and Specialty Individual Risk	7.9	24.4	12.6	0.6	45.5
Total net premiums earned	$96.3	$47.0	$12.6	$—	$155.9

(1)               Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods Ended September 30,
	2012		2011

U.S. and Canada	$89.8	59%	$79.0	51%
Worldwide (1)	27.2	18	44.4	28
Western Europe, excluding the U.K. and Ireland	6.9	5	7.6	5
Japan	6.8	4	4.6	3
Worldwide, excluding U.S. and Canada (2)	6.2	4	7.7	5
U.K. and Ireland	5.5	3	5.7	4
Other	10.6	7	6.9	4
Total net earned premiums	$153.0	100%	$155.9	100%

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

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the nine month periods ended September 30, 2012 and 2011:

Nine Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$176.0	$7.1	$—	$0.2	$183.3
Property Specialty - Treaty	32.7	4.9	—	—	37.6
Other Specialty - Treaty	45.9	58.9	—	0.7	105.5
Property and Specialty Individual Risk	22.5	86.6	25.3	(0.9)	133.5
Total net premiums earned	$277.1	$157.5	$25.3	$—	$459.9

Nine Month Period Ended September 30, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$172.5	$23.5	$—	$(7.0)	$189.0
Property Specialty - Treaty	36.0	6.5	—	1.1	43.6
Other Specialty - Treaty	57.1	43.9	—	3.8	104.8
Property and Specialty Individual Risk	23.5	74.0	37.4	2.1	137.0
Total net premiums earned	$289.1	$147.9	$37.4	$—	$474.4

(1)               Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Nine Month Periods Ended September 30,
	2012		2011

U.S. and Canada	$257.4	56%	$239.3	50%
Worldwide (1)	96.9	21	125.5	27
Western Europe, excluding the U.K. and Ireland	23.2	5	23.5	5
Japan	19.4	4	16.8	4
U.K. and Ireland	16.6	4	20.0	4
Worldwide, excluding U.S. and Canada (2)	16.6	4	25.1	5
Other	29.8	6	24.2	5
Total net earned premiums	$459.9	100%	$474.4	100%

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

NOTE 10.  Basic and Diluted Earnings (Loss) Per Common Share

The Company applies the two-class method of calculating its earnings (loss) per Common Share. In applying the two-class method, the Company’s outstanding RSUs are considered to be participating securities.  See Note 13.  For all periods presented, the two-class method was used to determine basic and diluted earnings (loss) per Common Share since this method consistently yielded a more dilutive result than the treasury stock method.

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to RSUs and, therefore, do not impact the Company’s loss per Common Share numerators.  Recipients of outstanding RSUs are entitled to receive payments equivalent to dividends and distributions declared on Common Shares. Since RSUs represent phantom (as opposed to actual) Common Shares, such payments are recorded as general and administrative expenses.

The following table outlines the Company’s computation of its basic and diluted earnings (loss) per Common Share for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011
Earnings (loss) per Common Share numerator:
Net income (loss) available to common shareholders	$71.7	$(66.2)	$240.9	$(149.3)
Less: net earnings allocated to participating securities	(1.9)	—	(5.6)	—
Net income (loss) available to common shareholders	$69.8	$(66.2)	$235.3	$(149.3)

Average Common Shares outstanding (in millions)	55.7	61.6	57.7	62.0

Basic and diluted earnings (loss) per Common Share	$1.25	$(1.07)	$4.08	$(2.41)

NOTE 11.  Commitments and Contingent Liabilities

Commitments

As of September 30, 2012 and December 31, 2011, Montpelier had unfunded commitments to invest $14.6 million and $14.2 million, respectively, into three separate private investment funds.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those involving insurance or reinsurance contract disputes in the normal course of its business, at September 30, 2012.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at September 30, 2012.

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

NOTE 12. Regulatory Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers.  Montpelier Re and Blue Water Re are regulated by the Bermuda Monetary Authority (the “BMA”).  Syndicate 5151 and MUAL are regulated by the U.K. Financial Services Authority (the “FSA”) and Syndicate 5151, MUAL and MCL are also regulated by the Council of Lloyd’s.  MUI and MEAG are approved by Lloyd’s as Coverholders for Syndicate 5151.  MEAG is registered with the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

Montpelier Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”) as a Class 4 insurer. Under the Insurance Act, Montpelier Re is required to annually prepare and file statutory and GAAP financial statements and a statutory financial return. The Insurance Act also requires Montpelier Re to maintain minimum levels of statutory net assets (“Statutory Capital and Surplus”), to maintain minimum liquidity ratios and to meet minimum solvency margins.  For all periods presented herein, Montpelier Re satisfied these requirements.

The Bermuda risk-based regulatory capital adequacy and solvency requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”), provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure. Montpelier Re has satisfied the BMA’s BSCR requirements in all periods since their  implementation.

As of December 31, 2011, Montpelier Re’s required Statutory Capital and Surplus was $595.4 million and its actual Statutory Capital and Surplus, as reported to the BMA, was $1,511.0 million.

The principal differences between Montpelier Re’s Statutory Capital and Surplus and its net assets determined in accordance with GAAP include statutory deductions for deferred acquisition costs, fixed assets and investment securities held in trust for the benefit of MCL. Such differences totaled $259.8 million at December 31, 2011.

Montpelier Re’s statutory net loss, as reported to the BMA for the year ended December 31, 2011, was $69.0 million.

Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s or reinsurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions. Montpelier Re intends to use its own internal model (rather than the BSCR model) once it is submitted to, and subsequently approved by, the BMA.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re.  The declaration of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA.  Additionally, annual distributions that would result in a reduction of the prior year-end balance of statutory capital (defined as an insurer’s Statutory Capital and Surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA.  With respect to the year ended December 31, 2012, Montpelier Re has the ability to dividend up to $410.0 million without BMA approval of which, through September 30, 2012, zero has actually been declared and paid. With respect to the year ended December 31, 2011, Montpelier Re had the ability to dividend up to $441.4 million without BMA approval of which $66.5 million was actually declared and paid.

The Insurance Act contains provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.  In 2011 the Company was formally notified that the BMA had determined that it would be Montpelier’s group supervisor.

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

MUAL, as a Lloyd’s Managing Agent, is subject to minimum solvency tests established by Lloyd’s.  Since its inception in October 2008, MUAL has satisfied these requirements.  MUAL’s combined statutory net assets, as reported to Lloyd’s as of December 31, 2011, were $1.5 million.

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

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151.  Since its inception in July 2007, MCL has satisfied these requirements. MCL’s capital requirements as of December 31, 2011 were $209.6 million and its combined statutory net assets, as reported to Lloyd’s, were $286.6 million.  As of September 30, 2012 and December 31, 2011, Syndicate 5151’s capital requirements were primarily fulfilled through the Lloyd’s Capital Trust. See Note 6. Any amount of MCL’s statutory net assets in excess of its capital requirements may be distributed to MCL’s parent, subject to Lloyd’s consent.

The differences between MCL’s combined statutory net assets and such amounts determined in accordance with GAAP were less than $1.0 million at December 31, 2011.

MCL’s combined statutory net loss, as reported to Lloyd’s for the year ended December 31, 2011, was $65.2 million.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds.  Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements.  Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements.  Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL.  As of September 30, 2012, Syndicate 5151 held $236.3 million in investment securities (including accrued interest) and $142.4 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2011, Syndicate 5151 held $116.8 million in investment securities (including accrued interest) and $126.8 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary.  MEAG is not subject to any minimum solvency requirements.

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

The Company currently uses variable RSUs (“Variable RSUs”) as the principal component of its ongoing long-term incentive compensation for employees. Variable RSUs are contingent awards in which the actual number of RSUs to be awarded is dependent upon Company performance during the initial year of the award cycle (the “Initial RSU Period”), meaning that the number of RSUs expected to be awarded for that cycle may fluctuate during that initial one-year period.

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

As of September 30, 2012, the Company’s Variable RSUs outstanding consisted of those for the 2012 to 2015 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2012 increase in its FCBVPCS versus a target increase in FCBVPCS of 9.88% (“Target”).  If the Target is achieved, the Company  would expect to grant 534,278 Variable RSUs to participants.  At an increase in FCBVPCS of 2.88% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 16.88% or more (“Maximum”), the Company would expect to grant 1,068,556 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,
	2012		2011
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,588,443	$14.3	1,345,072	$8.1

Fixed RSUs Awarded	—	—	—	—

Variable RSU adjustments for the 2012-2015 cycle	160,522	2.6	—	—

RSU payments	(3,750)	—	(5,000)	—

RSU forfeitures	(3,889)	(0.1)	(3,850)	—

RSU expense recognized	—	(3.8)	—	(1.9)
End of period	1,741,326	$13.0	1,336,222	$6.2

	Nine Month Periods Ended September 30,
	2012		2011
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	761,279	$4.7	1,637,580	$11.3

Fixed RSUs Awarded	32,000	0.6	70,000	1.3

Variable RSUs projected to be awarded for the 2012-2015 cycle	1,068,556	17.7	—	—

Variable RSUs projected to be awarded for the 2011-2014 cycle	—	—	—	—

Variable RSU adjustments for the 2010-2013 cycle	—	—	(12,181)	(0.1)

RSU payments	(59,850)	—	(240,695)	—

RSU forfeitures	(60,659)	(0.9)	(118,482)	(1.0)

RSU expense recognized	—	(9.1)	—	(5.3)
End of period	1,741,326	$13.0	1,336,222	$6.2

RSU Awards, Performance Adjustments and Payments - three and nine month periods ended September 30, 2012

On the basis of the Company’s results achieved during the first nine months of 2012, the Company anticipated issuing 1,068,556 Variable RSUs for the 2012-2015 award cycle as of September 30, 2012, or 200% of the 534,278 Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2012 to 2015 cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2013.

On the basis of the Company’s preliminary 2011 results, the Company anticipated issuing a total of zero Variable RSUs for the 2011-2014 award cycle at December 31, 2011. Based on actual 2011 results achieved, and as approved by the Compensation Committee in February 2012, the actual number of Variable RSUs awarded for that cycle was confirmed to be zero and no adjustments to the RSUs for 2011-2014 award cycle were required during the nine month period ended September 30, 2012.

During the three month period ended September 30, 2012, the Company paid out 3,750 vested RSUs and withheld, at the recipient’s election, 1,408 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 2,342 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the third quarter of 2012 was $0.1 million.

During the nine month period ended September 30, 2012, the Company paid out 59,850 vested RSUs and withheld, at the recipient’s election, 9,946 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 49,904 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during the first nine months of 2012 was $1.2 million.

None of the outstanding RSUs as of September 30, 2012 were vested.

RSU Awards, Performance Adjustments and Payments - three and nine month periods ended September 30, 2011

On the basis of the Company’s results achieved during the first nine months of 2011, the Company anticipated issuing zero Variable RSUs for the 2011-2014 award cycle as of September 30, 2011, or zero percent of the 591,824 Target RSUs for that cycle.

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

During the first nine months of 2012 and 2011, the Company revised its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding by $0.1 million and less than $0.1 million during the three month periods ended September 30, 2012 and 2011, respectively, and by $0.9 million and $1.0 million during the nine month periods ended September 30, 2012 and 2011, respectively.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at September 30, 2012 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Five-year Fixed RSU awards granted in 2007	250	$—
Five-year Fixed RSU awards granted in 2008	30,100	—
Four-year Fixed RSU awards granted in 2009	250,319	0.3
Five-year Fixed RSU awards granted in 2009	3,000	—
Four-year Fixed RSU awards granted in 2010	287,101	1.0
Three-year Fixed RSU awards granted in 2011	30,000	0.2
Five-year Fixed RSU awards granted in 2011	40,000	0.3
One-year Fixed RSU awards granted in 2012	18,000	0.2
Three-year Fixed RSU awards granted in 2012	6,000	0.1
Four-year Variable RSU awards granted in 2012	1,068,556	10.8
Five-year Fixed RSU awards granted in 2012	8,000	0.1
Total RSUs outstanding at September 30, 2012	1,741,326	$13.0

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $3.2 million during the remainder of 2012 and $5.9 million, $2.8 million and $1.1 million during 2013, 2014 and 2015 & beyond, respectively.

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

During the three month periods ended September 30, 2012 and 2011, Montpelier recorded an income tax provision of $0.7 million and less than $0.1 million, respectively, and during the nine month periods ended September 30, 2012 and 2011, Montpelier recorded an income tax provision (benefit) of $0.7 million and $(0.6) million, respectively. During each of the periods presented, the movements in Montpelier’s income tax provision were associated primarily with its U.K. operations.

During the nine month periods ended September 30, 2012 and 2011, Montpelier paid $0.1 million and less than $0.1 million in income taxes, respectively.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended September 30, 2012 and 2011, these companies had pretax income (losses) of $83.2 million and $(62.8) million, respectively, and during the nine month periods ended September 30, 2012 and 2011, these companies had pretax income (losses) of $259.1 million and $(129.9) million, respectively.

United Kingdom

MCL, MUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes but are currently in a cumulative net operating loss position. During the three month periods ended September 30, 2012 and 2011, these companies had pretax losses of $7.1 million and $0.3 million, respectively, and during the nine month periods ended September 30, 2012 and 2011, these companies had pretax losses of $7.2 million and $11.0 million, respectively.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established offsetting U.K. deferred tax asset valuation allowances against its existing gross deferred tax assets of $5.6 million and $4.4 million at September 30, 2012 and December 31, 2011, respectively.

United States

MUI, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During the three month periods ended September 30, 2012 and 2011, these companies had pretax income (losses) of $(0.4) million and $0.2 million, respectively, and during the nine month periods ended September 30, 2012 and 2011, these companies had pretax losses of $0.3 million and $3.3 million, respectively. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established offsetting U.S. deferred tax asset valuation allowances against its existing gross deferred tax assets of $13.5 million and $13.4 million at September 30, 2012 and December 31, 2011, respectively.

The Company’s U.S.-based operations are also subject to state and local income taxes. During the three and nine month periods ended September 30, 2012 and 2011, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three and nine month periods ended September 30, 2012 and 2011, such income taxes totaled less than $0.1 million.

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

NOTE 15.  Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its assets and liabilities that constitute financial instruments on its consolidated balance sheets at fair value with the exception of its 2013 Senior Notes, Trust Preferred Securities and Other Investments carried at net asset value.

At September 30, 2012 and December 31, 2011, the fair value of the 2013 Senior Notes (based on quoted market prices, which represent Level 1 inputs) was $232.9 million and $237.2 million, respectively, which compared to a carrying value of $227.9 million and $227.8 million, respectively. See Note 6.

At September 30, 2012 and December 31, 2011, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $88.0 million and $76.0 million, respectively, which compared to a carrying value of $100.0 million. See Note 6.

At September 30, 2012 and December 31, 2011, the fair value and net asset value of Montpelier’s “other investments” carried on the Company’s balance sheets were approximately the same. See Note 5.

NOTE 16.  Subsequent Events

Hurricane Sandy

On October 29, 2012, Hurricane Sandy made landfall in the northeast U.S., causing wind and flood damage. Montpelier has commenced the estimation process for potential losses relating to its exposures from Hurricane Sandy but believes it is too early to issue an estimate of loss at this time.

Issuance of 2022 Senior Notes and Redemption of 2013 Senior Notes

On October 5, 2012, the Company issued $300.0 million of Senior Unsecured Debt (the “2022 Senior Notes”).  The 2022 Senior Notes bear interest at a fixed rate of 4.70% per annum, payable semi-annually in arrears on April 15 and October 15 of each year (beginning April 15, 2013), and were issued at a price of 99.682% of their principal amount, providing an effective yield to investors of 4.74%.  The 2022 Senior Notes are scheduled to mature on October 15, 2022, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The Company may redeem the 2022 Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, plus accrued and unpaid interest.

The net proceeds from the issuance of the 2022 Senior Notes were approximately $296.4 million after deducting issuance discounts, commissions and other offering expenses. The net proceeds will be used to redeem the 2013 Senior Notes and for general corporate purposes.

On November 5, 2012, the Company fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date. In connection with the redemption of the 2013 Senior Notes, the Company expects to record a loss on early retirement of debt of approximately $9.7 million in the Company’s consolidated statement of operations in the fourth quarter of 2012.

Also in connection with the issuance of the 2022 Senior Notes, on October 2, 2012, the Company terminated the UST Contract.  The proceeds the Company received upon termination of the UST Contract were equal to that instrument’s carrying value at September 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2012 and 2011, and our financial condition as of September 30, 2012 and December 31, 2011.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

A widely-used measure of relative underwriting performance for an insurance or reinsurance company is the combined ratio. Our combined ratio is calculated by adding the ratio of incurred losses and LAE to earned premiums (known as the “loss and LAE ratio”), the ratio of acquisition costs to earned premiums (known as the “acquisition cost ratio”) and the ratio of general and administrative expenses to earned premiums (known as the “general and administrative expense ratio”), each computed based on our losses and LAE, underwriting expenses and earned premiums, determined in accordance with generally accepted accounting principles in the U.S. (“GAAP combined ratio”).  A GAAP combined ratio under 100% indicates that an insurance or reinsurance company is generating an underwriting profit.  A GAAP combined ratio over 100% indicates that an insurance or reinsurance company is generating an underwriting loss.

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature and the high level of natural catastrophe activity experienced during 2011, along with revisions to vendor catastrophe models, led to improved property catastrophe pricing conditions into 2012.

The first nine months of 2012 for the Company have been marked by strong underwriting results and solid investment performance.  We have grown our FCBVPCS by 18.6% during that period, and we have continued to strengthen our competitive position by expanding key client relationships.

On October 5, 2012, we issued $300.0 million of fixed-rate, 10-year senior unsecured debt with a 4.70% coupon. The majority of the net proceeds from this issuance were used to fully redeem our 6.125% 2013 Senior Notes on November 5, 2012. This highly successful refinancing further increases our capital flexibility and strong capital position by providing an additional $72.0 million of capital without a meaningful increase to our ongoing interest and other financing expenses.

We remain comfortable with the level of risk within our portfolio and still retain the flexibility to respond to further market changes.  Additionally, due to the current market valuation of our Common Shares relative to their underlying net asset value, Common Share repurchases continue to represent an alternative means of increasing shareholder value, as measured by growth in FCBVPCS.

As we head into 2013, we are pleased with the composition of our underwriting portfolio and capital position, and we look forward to working with our key business partners in the January renewal season.

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

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of September 30, 2012
	(Millions)	Shareholders’ Equity
U.S. Hurricane:

Mid-Atlantic hurricane	$545	33%
Northeast hurricane	402	24%
Florida hurricane	372	22%
Gulf hurricane	360	22%
Hawaii hurricane	180	11%

U.S. Earthquake:

New Madrid earthquake	$458	27%
California earthquake	290	17%
Northwest earthquake	290	17%

Europe Windstorm:

U.K. & Ireland windstorm	$282	17%
Western Europe windstorm	272	16%
Scandinavia windstorm	89	5%

Other Countries:

Japan earthquake	$263	16%
Canada earthquake	231	14%
Australia earthquake	150	9%
Australia cyclone	144	9%
Turkey earthquake	139	8%
Japan windstorm	131	8%
New Zealand earthquake	108	6%
Chile earthquake	102	6%

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

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of September 30, 2012
	(Millions)		Shareholders’ Equity
	100-year	250-year	100-year	250-year

U.S. Hurricane	$306	$375	18%	22%

U.S. Earthquake	180	230	11%	14%

Europe Windstorm	158	183	9%	11%

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

Summary Financial Results

Three Month Periods Ended September 30, 2012 and 2011

We ended the third quarter of 2012 with a FCBVPCS of $26.61, an increase of 5.3% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income for the third quarter of 2012 was $76.7 million and our GAAP combined ratio was 72.7%.

Our underwriting results for the third quarter of 2012 contained no significant catastrophe losses and benefitted from $15.7 million in net prior year favorable loss reserve development. Our investment results for the third quarter of 2012 included $33.2 million of net realized and unrealized investment gains which were comprised of $28.3 million in net gains from fixed maturity investments, $0.8 million in net gains from equity securities and $4.1 million in net gains from other investments.

We ended the third quarter of 2011 with a FCBVPCS of $22.26, a decrease of 4.3% for the quarter after taking into account dividends declared on Common Shares during the period.  The decrease in our FCBVPCS was primarily the result of net losses experienced from both our underwriting and investment activities.  Our comprehensive loss for the third quarter of 2011 was $62.3 million and our GAAP combined ratio was 121.5%.

Our underwriting results for the third quarter of 2011 included $42.8 million in net catastrophe losses occurring during the period, including Hurricane Irene, Texas wildfires and Danish floods.  In addition, we incurred $19.4 million of net losses from U.S. catastrophe-exposed aggregate covers and $9.9 million of additional net losses related to the June 2011 New Zealand earthquake.  Each of these losses are presented prior to the benefit of any reinstatement premiums. Partially offsetting these 2011 losses was $18.0 million of net favorable reserve development on prior year losses.  Our investment results for the third quarter of 2011 included $31.3 million in net realized and unrealized losses which were comprised of $1.6 million in net losses from fixed maturity investments, $24.9 million in net losses from equity securities and $4.8 million in net losses from other investments.

Nine Month Periods Ended September 30, 2012 and 2011

We experienced an increase in FCBVPCS of 18.6% during the first nine months of 2012 after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income for the first nine months of 2012 was $251.4 million and our GAAP combined ratio was 69.0%.

Our underwriting results for the first nine months of 2012 contained no significant catastrophe losses and benefitted by $61.1 million in net prior year favorable loss reserve development.  Our investment results for the first nine months of 2012 included $78.9 million of net realized and unrealized investment gains which were comprised of $63.9 million in net gains from fixed maturity investments, $7.8 million in net gains from equity securities and $7.2 million in net gains from other investments.

We experienced a decrease in FCBVPCS of 8.3% during the first nine months of 2011 after taking into account dividends declared on Common Shares during the period.  The decrease in our FCBVPCS was primarily the result of net losses experienced from both our underwriting and investment activities.  Our comprehensive loss for the first nine months of 2011 was $141.6 million and our GAAP combined ratio was 135.5%.

Our underwriting results for the first nine months of 2011 included the third quarter 2011 events previously mentioned, as well as $226.6 million in net losses (not including the benefit of reinstatement premiums) associated with the New Zealand and Japanese earthquakes that occurred during the 2011 first quarter.  Partially offsetting these 2011 losses was $71.3 million of net favorable reserve development on prior year losses. Our investment results for the first nine months of 2011 included $5.3 million of net realized and unrealized investment losses which were comprised of $19.6 million in net gains from fixed maturity investments, $16.7 million in net losses from equity securities and $8.2 million in net losses from other investments.

Book Value Per Common Share

The following table presents our computation of book value per Common Share, FCBVPCS and fully converted tangible book value per Common Share as of selected balance sheet dates:

	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Book value numerators (in millions):

Shareholders’ Equity	$1,674.0	$1,624.7	$1,549.3	$1,550.4
Preferred Shares	(150.0)	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity	1,524.0	1,474.7	1,399.3	1,400.4
Intangible asset (1)	—	—	—	(4.8)
[B] Tangible Common Shareholders’ Equity	$1,524.0	$1,474.7	$1,399.3	$1,395.6

Book value denominators (in thousands):

[C] Common Shares outstanding	55,523	56,562	60,864	61,585
RSU obligations under benefit plans	1,741	1,588	761	1,336
[D] Common Shares and RSUs outstanding	57,264	58,150	61,625	62,921

Book value per Common Share [A] / [C]	$27.45	$26.07	$22.99	$22.74
FCBVPCS [A] / [D]	26.61	25.36	22.71	22.26
Fully converted tangible book value per Common Share [B] / [D]	26.61	25.36	22.71	22.18

Increase in FCBVPCS: (2)

From June 30, 2012	5.3%
From December 31, 2011	18.6%
From September 30, 2011	21.6%

(1)         Represents the value of MUSIC’s excess and surplus lines licenses and authorizations acquired in 2007.  We realized the full value of this asset in connection with the MUSIC Sale.

(2)         Computed as the change in our FCBVPCS after taking into account dividends declared on Common Shares of $0.105, $0.315 and $0.42 during the three, nine and twelve month periods ended September 30, 2012, respectively.

Our computations of FCBVPCS and the increase or decrease in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Further, for 2012 the Compensation Committee has substituted our “increase in FCBVPCS” performance measure for our former ROE-based performance measure for both annual cash bonus opportunities and Variable RSU awards. We believe that this refinement of the performance measure: (i) more directly aligns our interests and motivations with those of stakeholders, since it encompasses both our actual underwriting results and our actual investment results; and (ii) provides our employees with the ability to more easily understand, and identify with, their incentive hurdle, since we present our calculations of FCBVPCS and the increase or decrease in our FCBVPCS in our quarterly earnings releases and our annual and quarterly filings with the Securities and Exchange Commission.  See Note 13.

Consolidated Results of Operations

Our consolidated financial results for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2012	2011	2012	2011

Gross insurance and reinsurance premiums written	$127.7	$162.5	$640.9	$633.8
Ceded reinsurance premiums	(26.2)	(40.9)	(108.6)	(91.4)
Net insurance and reinsurance premiums written	101.5	121.6	532.3	542.4
Change in net unearned insurance and reinsurance premiums	51.5	34.3	(72.4)	(68.0)
Net insurance and reinsurance premiums earned	153.0	155.9	459.9	474.4

Net investment income	15.5	17.0	50.3	51.6
Net realized and unrealized investment gains (losses)	33.2	(31.3)	78.9	(5.3)
Net foreign exchange losses	(10.8)	(4.1)	(10.5)	(3.8)
Net income (loss) from derivative instruments	0.7	(6.3)	4.3	(3.0)
Other revenue	0.1	0.2	0.8	0.3
Total revenues	191.7	131.4	583.7	514.2

Underwriting expenses:
Loss and LAE — current year losses	(73.0)	(156.7)	(219.6)	(562.8)
Loss and LAE — prior year losses	15.7	18.0	61.1	71.3
Insurance and reinsurance acquisition costs	(23.5)	(26.7)	(71.9)	(77.7)
General and administrative expenses	(30.5)	(24.0)	(87.2)	(73.5)

Non-underwriting expenses:
Interest and other financing expenses	(4.7)	(4.9)	(14.5)	(15.7)
Total expenses	(116.0)	(194.3)	(332.1)	(658.4)

Income (loss) before income taxes	75.7	(62.9)	251.6	(144.2)
Income tax benefit (provision)	(0.7)	—	(0.7)	0.6

Net income (loss)	75.0	(62.9)	250.9	(143.6)
Dividends declared on Preferred Shares	(3.3)	(3.3)	(10.0)	(5.7)
Net income (loss) available to common shareholders	$71.7	$(66.2)	$240.9	$(149.3)

Net income (loss)	$75.0	$(62.9)	$250.9	$(143.6)
Other comprehensive income items	1.7	0.6	0.5	2.0
Comprehensive income (loss)	$76.7	$(62.3)	$251.4	$(141.6)

Loss and LAE ratio	37.4%	89.0%	34.4%	103.6%
Acquisition cost ratio	15.4%	17.1%	15.6%	16.4%
General and administrative expense ratio	19.9%	15.4%	19.0%	15.5%
GAAP combined ratio	72.7%	121.5%	69.0%	135.5%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Month		Nine Month
	Periods Ended		Periods Ended
	September 30,		September 30,
($ in millions)	2012	2011	2012	2011

Gross premiums written	$71.9	$101.4	$441.9	$414.6
Ceded reinsurance premiums	(24.8)	(39.0)	(91.9)	(75.2)
Net premiums written	47.1	62.4	350.0	339.4
Change in net unearned premiums	46.4	33.9	(72.9)	(50.3)
Net premiums earned	93.5	96.3	277.1	289.1

Loss and LAE - current year losses	(39.3)	(99.7)	(101.7)	(358.5)
Loss and LAE - prior year losses	7.1	12.6	33.8	39.2
Acquisition costs	(9.2)	(14.4)	(30.3)	(40.1)
General and administrative expenses	(11.7)	(8.9)	(33.4)	(27.9)
Underwriting income (loss)	$40.4	$(14.1)	$145.5	$(98.2)

Loss and LAE ratio	34.4%	90.4%	24.5%	110.4%
Acquisition cost ratio	9.8%	15.0%	10.9%	13.9%
General and administrative expense ratio	12.5%	9.2%	12.1%	9.7%

GAAP combined ratio	56.7%	114.6%	47.5%	134.0%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,
($ in millions)	2012		2011

Property Catastrophe - Treaty	$43.7	61%	$65.2	64%
Property Specialty - Treaty	12.2	17	10.2	10
Other Specialty - Treaty	11.9	16	19.2	19
Property and Specialty Individual Risk	4.1	6	6.8	7

Gross premiums written	71.9	100%	101.4	100%
Ceded reinsurance premiums	(24.8)		(39.0)
Net premiums written	$47.1		$62.4

	Nine Month Periods Ended September 30,
($ in millions)	2012		2011

Property Catastrophe - Treaty	$321.8	73%	$284.6	69%
Property Specialty - Treaty	35.7	8	37.4	9
Other Specialty - Treaty	57.1	13	62.2	15
Property and Specialty Individual Risk	27.3	6	30.4	7

Gross premiums written	441.9	100%	414.6	100%
Ceded reinsurance premiums	(91.9)		(75.2)
Net premiums written	$350.0		$339.4

Gross premiums written within Montpelier Bermuda during the third quarter of 2012 totaled $71.9 million, a decrease of $29.5 million, or 29%, as compared to the third quarter of 2011.  The largest driver of the decrease was the assumption of a property catastrophe quota share from a competitor during the third quarter of 2011.  Also driving the current year decrease was a reduction in space and aviation premium written during the third quarter of 2012, a change reflected in our Other Specialty - Treaty line of business.

Gross premiums written during the first nine months of 2012 increased by $27.3 million, or 7%, as compared to the first nine months of 2011. This increase was driven by the Property Catastrophe - Treaty line of business, which experienced improved pricing in 2012 versus that experienced in 2011.  This improvement led to both additional property catastrophe writings and increased premium on renewal business. These increases were partially offset by the reductions experienced during the third quarter of 2012 described above.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an intercompany excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Bermuda in the third quarter of 2012 and 2011 included net reinstatement premiums of $2.7 million and $3.6 million, respectively.  Net premiums written and earned by Montpelier Bermuda in the first nine months of 2012 and 2011 included net reinstatement premiums of $5.6 million and $15.0 million, respectively.  The significant amount of reinstatement premiums written and earned during the first nine months of 2011 was mainly attributable to the New Zealand and Japan earthquake losses that occurred during the first quarter of 2011 and to U.S. flood, hail, tornado and wind events that occurred during the second quarter of 2011.

Reinsurance premiums ceded by Montpelier Bermuda during the third quarter of 2012 and 2011 were $24.8 million and $39.0 million, respectively, and were $91.9 million and $75.2 million during the first nine months of 2012 and 2011, respectively.  Montpelier Bermuda purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These factors include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

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

Net Premiums Earned

Net premiums earned by Montpelier Bermuda during the three and nine month periods ended September 30, 2012 were $93.5 million and $277.1 million, respectively, versus $96.3 million and $289.1 million, respectively, for the three and nine month periods ended September 30, 2011.  Net premiums earned are primarily a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Gross unpaid loss and LAE reserves - beginning	$658.7	$733.9	$716.9	$583.1
Reinsurance recoverable on unpaid losses - beginning	(62.8)	(59.4)	(61.0)	(54.0)
Net unpaid loss and LAE reserves - beginning	595.9	674.5	655.9	529.1

Losses and LAE incurred:
Current year losses	39.3	99.7	101.7	358.5
Prior year losses	(7.1)	(12.6)	(33.8)	(39.2)
Total losses and LAE incurred	32.2	87.1	67.9	319.3

Losses and LAE paid and approved for payment	(36.5)	(89.1)	(132.2)	(175.9)

Net unpaid loss and LAE reserves - ending	591.6	672.5	591.6	672.5
Reinsurance recoverable on unpaid losses - ending	64.6	63.0	64.6	63.0
Gross unpaid loss and LAE reserves - ending	$656.2	$735.5	$656.2	$735.5

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011

Loss and LAE ratio - current year	42.0%	103.5%	36.7%	124.0%
Loss and LAE ratio - prior year	(7.6)%	(13.1)%	(12.2)%	(13.6)%

Loss and LAE ratio	34.4%	90.4%	24.5%	110.4%

Three month periods ended September 30, 2012 and 2011

Current Year Loss and LAE events

During the third quarters of 2012 and 2011, Montpelier Bermuda experienced $39.3 million and $99.7 million in current year net loss and LAE, respectively.  There were no individually significant known loss events impacting Montpelier Bermuda in the third quarter of 2012.  The individually significant known loss events impacting Montpelier Bermuda in the third quarter of 2011 included the Danish floods, Hurricane Irene and the mid-year 2011 New Zealand earthquake, contributing $11.0 million, $10.7 million and $9.9 million to Montpelier Bermuda’s net losses, respectively.  Montpelier Bermuda also recognized net losses of $19.4 million in the third quarter of 2011 associated with U.S. catastrophe-exposed aggregate covers.

The majority of Montpelier Bermuda’s remaining 2012 and 2011 current year loss and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the third quarter of 2012, Montpelier Bermuda experienced $7.1 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  2011 Japan earthquake ($2.7 million decrease),

•                  2010 and 2011 space and aviation losses ($2.0 million decrease), and

•                  2005 hurricanes ($1.4 million decrease).

During the third quarter of 2011, Montpelier Bermuda experienced $12.6 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  2010 earthquakes in Chile and New Zealand ($4.9 million decrease), and

•                  Two individual risk losses incurred in 2010 ($2.4 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the three month periods ended September 30, 2012 and 2011, related to several small adjustments made across multiple classes of business.

Nine month periods ended September 30, 2012 and 2011

Current Year Loss and LAE events

During the nine month periods ended September 30, 2012 and 2011, Montpelier Bermuda experienced $101.7 million and $358.5 million in current year net loss and LAE, respectively.  There were no individually significant known loss events impacting Montpelier Bermuda during the first nine months of 2012.  During the nine month period ended September 30, 2011, in addition to the items noted above, Montpelier Bermuda incurred $181.3 million of net current year loss and LAE during the first quarter of 2011 from the February 2011 New Zealand earthquake and the March 2011 Japan earthquake.

The majority of Montpelier Bermuda’s remaining 2012 and 2011 current year loss and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the nine month period ended September 30, 2012, Montpelier Bermuda experienced $33.8 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above, the favorable development recognized during the first nine months of 2012 also included the following events and factors recognized during the first half of 2012:

•                  Reserve reductions within the Other Specialty - Treaty line of business ($15.1 million decrease, $5.0 million of which related specifically to our medical malpractice class of business),

•                  2011 Japan earthquake ($11.9 million decrease),

•                  2011 Danish cloudburst ($7.1 million increase),

•                  An individual risk loss incurred during 2008 ($5.1 million increase),

•                  Three fire losses occurring during 2011 and 2010 ($3.9 million decrease), and

•                  February 2011 New Zealand earthquake ($2.7 million increase).

In addition to the foregoing, claims reported to Montpelier Bermuda in 2012 indicated that the non-catastrophe property and casualty IBNR it initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $9.0 million during the first six months of 2012.

During the nine month period ended September 30, 2011, Montpelier Bermuda experienced $39.2 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above, the favorable development recognized during the first nine months of 2011 also included the following events and factors recognized during the first half of 2011:

•                  Casualty losses relating to several prior accident years ($7.2 million decrease, $3.3 million of which related specifically to our medical malpractice class of business),

•                  2005 hurricanes ($2.7 million decrease),

•                  2007 Windstorm Kyrill and U.K. floods ($1.7 million decrease), and

•                  A non-catastrophe property loss incurred in 2008 ($1.0 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the nine month periods ended September 30, 2012 and 2011, related to several small adjustments made across multiple classes of business.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2012	2011	2012	2011

Acquisition costs	$9.2	$14.4	$30.3	$40.1
Acquisition cost ratio	9.8%	15.0%	10.9%	13.9%

General and administrative expenses	$11.7	$8.9	$33.4	$27.9
General and administrative expense ratio	12.5%	9.2%	12.1%	9.7%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable. Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier Bermuda’s estimates of loss and LAE fluctuate.  Montpelier Bermuda pays profit commissions on certain assumed reinsurance contracts, and receives profit commission on certain ceded reinsurance contracts.  Increases (decreases) in net profit commission expense, which are accrued based on the estimated results of the subject contracts, totaled $(1.5) million and $0.2 million for the third quarter of 2012 and 2011, respectively, and $(4.1) million and $0.3 million for the nine month periods ended September 30, 2012 and 2011, respectively.  Only a few of Montpelier Bermuda’s assumed reinsurance contracts contain profit commission clauses and the terms of any profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

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

Montpelier Bermuda’s acquisition costs and acquisition cost ratios for the three and nine month periods ended September 30, 2012 decreased, as compared to the comparable 2011 periods, primarily as a result of increases in ceding and profit commissions earned on ceded reinsurance contracts.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Operating expenses	$7.5	$8.1	$23.7	$25.7
Incentive compensation expenses	4.2	0.8	9.7	2.2

General and administrative expenses	$11.7	$8.9	$33.4	$27.9

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

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2012	2011	2012	2011

Gross premiums written	$55.3	$49.3	$193.4	$190.7
Ceded reinsurance premiums	(1.5)	(1.8)	(13.2)	(24.0)
Net premiums written	53.8	47.5	180.2	166.7
Change in net unearned premiums	0.2	(0.5)	(22.7)	(18.8)
Net premiums earned	54.0	47.0	157.5	147.9

Loss and LAE - current year losses	(29.4)	(48.2)	(99.5)	(170.0)
Loss and LAE - prior year losses	8.2	4.7	26.5	30.3
Acquisition costs	(12.4)	(9.5)	(32.8)	(29.2)
General and administrative expenses	(9.8)	(6.5)	(29.6)	(21.0)
Underwriting income (loss)	$10.6	$(12.5)	$22.1	$(42.0)

Loss and LAE ratio	39.2%	92.6%	46.4%	94.5%
Acquisition cost ratio	23.0%	20.2%	20.8%	19.7%
General and administrative expense ratio	18.1%	13.8%	18.8%	14.2%

GAAP combined ratio	80.3%	126.6%	86.0%	128.4%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s premium writings, by line of business, for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,
($ in millions)	2012		2011

Property Catastrophe - Treaty	$0.5	1%	$0.7	1%
Property Specialty - Treaty	3.0	5	3.1	6
Other Specialty - Treaty	17.8	32	20.0	41
Property and Specialty Individual Risk	34.0	62	25.5	52

Gross premiums written	55.3	100%	49.3	100%
Reinsurance premiums ceded	(1.5)		(1.8)
Net premiums written	$53.8		$47.5

	Nine Month Periods Ended September 30,
($ in millions)	2012		2011

Property Catastrophe - Treaty	$9.5	5%	$30.8	16%
Property Specialty - Treaty	5.8	3	7.7	4
Other Specialty - Treaty	64.0	33	58.8	31
Property and Specialty Individual Risk	114.1	59	93.4	49

Gross premiums written	193.4	100%	190.7	100%
Reinsurance premiums ceded	(13.2)		(24.0)
Net premiums written	$180.2		$166.7

Gross premiums written within Montpelier Syndicate 5151 during the third quarter of 2012 totaled $55.3 million, which were $6.0 million, or 12%, higher than during the third quarter of 2011.  The largest drivers of this increase were additional marine writings and increased premium on marine renewal business, each within the Property and Specialty Individual Risk line of business.

Gross premiums written within Montpelier Syndicate 5151 during the first nine months of 2012 totaled $193.4 million, which were largely consistent with those written in the first nine months of 2011.  Offsetting the increase experienced in Montpelier Syndicate 5151’s Property and Specialty Individual Risk line of business was a decrease in gross Property Catastrophe - Treaty premiums written due to: (i) a re-allocation of Property Catastrophe writings from Montpelier Syndicate 5151 to the Montpelier Bermuda segment during the first half of 2012; and (ii) a reduction in reinstatement premiums written during the first nine months of 2012, versus those in the comparable 2011 period.

Gross and net premiums written and reinsurance premiums ceded during the periods presented include amounts assumed and ceded as part of intercompany excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Syndicate 5151 in the third quarter and first nine months of 2011 included reinstatement premiums of $0.9 million and $10.5 million, respectively.  The significant amount of reinstatement premiums written and earned during the first nine months of 2011 was mainly attributable to the New Zealand and Japan earthquake losses that occurred during the first quarter of 2011.  Montpelier Syndicate 5151 did not record any significant reinstatement premiums during the 2012 periods presented.

Reinsurance premiums ceded by Montpelier Syndicate 5151 during the third quarter of 2012 and 2011 were $1.5 million and $1.8 million, respectively, and were $13.2 million and $24.0 million during the first nine months of 2012 and 2011, respectively.  Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures. The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Montpelier Syndicate 5151’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

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

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 were $54.0 million and $47.0 million during the three month periods ended September 30, 2012 and 2011, respectively, and $157.5 million and $147.9 million during the nine month periods ended September 30, 2012 and 2011, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums written.

Loss and LAE

The following table summarizes Montpelier Syndicate 5151’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2012	2011	2012	2011

Gross unpaid loss and LAE reserves - beginning	$341.1	$255.3	$341.6	$166.4
Reinsurance recoverable on unpaid losses - beginning	(30.3)	(17.4)	(36.4)	(2.6)
Net unpaid loss and LAE reserves - beginning	310.8	237.9	305.2	163.8

Losses and LAE incurred:
Current year losses	29.4	48.2	99.5	170.0
Prior year losses	(8.2)	(4.7)	(26.5)	(30.3)
Total losses and LAE incurred	21.2	43.5	73.0	139.7

Net impact of foreign currency movements	11.7	(6.7)	10.5	(1.7)

Losses and LAE paid and approved for payment	(20.8)	(13.0)	(65.8)	(40.1)

Net unpaid loss and LAE reserves - ending	322.9	261.7	322.9	261.7
Reinsurance recoverable on unpaid losses - ending (1)	30.3	24.8	30.3	24.8

Gross unpaid loss and LAE reserves - ending (1)	$353.2	$286.5	$353.2	$286.5

(1)         Montpelier Syndicate 5151’s ending reinsurance recoverable at September 30, 2012 includes a $14.7 million recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract. Montpelier Syndicate 5151’s ending gross and net loss and LAE reserves at September 30, 2011 included $18.4 million and $0.2 million of loss reserves assumed from the Montpelier Bermuda and MUSIC Run-Off segments, respectively, pursuant to intercompany reinsurance contracts.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE ratios for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011

Loss and LAE ratio - current year	54.4%	102.6%	63.2%	114.9%
Loss and LAE ratio - prior year	(15.2)%	(10.0)%	(16.8)%	(20.5)%

Loss and LAE ratio	39.2%	92.6%	46.4%	94.5%

Three month periods ended September 30, 2012 and 2011

Current Year Loss and LAE events

During the third quarters of 2012 and 2011, Montpelier Syndicate 5151 experienced $29.4 million and $48.2 million, respectively, in current year net loss and LAE.  The majority of Montpelier Syndicate 5151’s current year loss and LAE in any given period relate to claims and events that had been incurred during those periods, but had not yet been reported to us.

There were no individually significant known loss events impacting Montpelier Syndicate 5151 in the third quarter of 2012.  The largest individual contributors to Montpelier Syndicate 5151’s third quarter 2011 current year net loss and LAE was a $7.9 million casualty loss within its Property and Specialty Individual Risk line, a $3.9 million engineering net loss within its Other Specialty - Treaty line and a $2.0 million net loss from Hurricane Irene.

Prior Year Loss and LAE development

During the third quarter of 2012, Montpelier Syndicate 5151 experienced $8.2 million in net favorable development on prior year loss and LAE reserves, primarily from the following:

•                  2011 and prior year property losses ($5.6 million decrease),

•                  2009 and prior year casualty losses ($5.0 million increase),

•                  2011 and prior marine losses ($1.5 million decrease), and

•                  2011 engineering loss ($1.0 million decrease).

During the third quarter of 2011, Montpelier Syndicate 5151 experienced $4.7 million in net favorable development on prior year loss and LAE reserves. Approximately half of this favorable development related to non-catastrophe property losses recorded during 2010.

The remaining favorable development on prior year loss and LAE reserves recognized during the third quarters of 2012 and 2011 was primarily the result of lower-than-expected claims emergence across multiple classes of business.

Nine month periods ended September 30, 2012 and 2011

Current Year Loss and LAE events

During the nine month periods ended September 30, 2012 and 2011, Montpelier Syndicate 5151 experienced $99.5 million and $170.0 million, respectively, in net current year loss and LAE.  The majority of Montpelier Syndicate 5151’s current year loss and LAE in any given period relate to claims and events that had been incurred during those periods, but had not yet been reported to us.

There were no individually significant known loss events impacting Montpelier Syndicate 5151 in first nine months of 2012.  During the nine month period ending September 30, 2011, in addition to the individual items noted above, Montpelier Syndicate 5151 incurred $45.3 million of net loss and LAE from the New Zealand and Japan earthquakes that occurred during the first quarter of 2011.

Prior Year Loss and LAE development

During the nine month period ended September 30, 2012, Montpelier Syndicate 5151 experienced $26.5 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the nine month period ended September 30, 2012 also included the following events and factors recognized during the first half of 2012:

•                  2011 Thai flood losses ($6.5 million decrease), and

•                  2011 U.S. windstorm and flood losses, including those from Hurricane Irene ($1.3 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda in 2012 indicated that the non-catastrophe property and casualty IBNR it initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier Syndicate 5151 decreased its loss and LAE reserves by a further $5.6 million during the first six months of 2012.

During the nine month period ended September 30, 2011, Montpelier Syndicate 5151 experienced $30.3 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the first nine months of 2011 also included the following events and factors recognized during the first half of 2011:

•                  2010 non-catastrophe property losses ($14.0 million decrease), and

•                  2010 Australian flood losses ($3.7 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the nine month periods ended September 30, 2012 and 2011 related to several small adjustments made across multiple classes of business.

Net Impact of Foreign Currency Translation Movements on Loss and LAE Incurred and Loss and LAE Reserves

Montpelier Syndicate 5151 recognized net foreign exchange translation gains (losses) related to its current and prior year loss and LAE reserves of $(11.7) million and $6.7 million during the three month periods ended September 30, 2012 and 2011, respectively, and $(10.5) million and $1.7 million during the nine month periods ended September 30, 2012 and 2011, respectively. These foreign currency translation movements are the result of fluctuations in the value of the British pound, versus the value of the U.S. dollar, during the periods presented.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2012	2011	2012	2011

Acquisition costs	$12.4	$9.5	$32.8	$29.2
Acquisition cost ratio	23.0%	20.2%	20.8%	19.7%

General and administrative expenses	$9.8	$6.5	$29.6	$21.0
General and administrative expense ratio	18.1%	13.8%	18.8%	14.2%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate. Increases in profit commissions, which are accrued based on the estimated results of the subject contract, totaled $0.6 million and $0.9 million for the three month periods ended September 30, 2012 and 2011, respectively, and $0.4 million and $2.1 million for the nine month periods ended September 30, 2012 and 2011, respectively.

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

Montpelier 5151’s acquisition costs for the 2012 periods increased, versus those of the comparable 2011 periods, due largely to changes to service agreements relating to our marine hull class of business.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Operating expenses	$6.7	$5.7	$22.3	$19.2
Incentive compensation expenses	3.1	0.8	7.3	1.8

General and administrative expenses	$9.8	$6.5	$29.6	$21.0

The primary driver of the increase in Montpelier Syndicate 5151’s operating expenses during the third quarter of 2012, as compared to the third quarter of 2011, was an increase in consulting and other professional services associated with Solvency II and other business initiatives.  The increase in operating expenses incurred during the first nine months of 2012, versus the comparable 2011 period, was also due to of the recording of a non-recurring third party management fee during the first half of 2012.

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

Underwriting results for the MUSIC Run-Off segment for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Gross premiums written	$0.6	$13.7	$2.1	$42.1
Reinsurance premiums ceded	—	(2.0)	—	(5.8)
Net premiums written	0.6	11.7	2.1	36.3
Change in unearned premiums	4.9	0.9	23.2	1.1
Net premiums earned	5.5	12.6	25.3	37.4

Loss and LAE — current year losses	(4.3)	(8.8)	(18.4)	(34.3)
Loss and LAE — prior year losses	0.4	0.7	0.8	1.8
Acquisition costs	(1.9)	(2.8)	(8.8)	(8.4)
General and administrative expenses	—	(2.3)	—	(7.0)

Underwriting loss	$(0.3)	$(0.6)	$(1.1)	$(10.5)

Loss and LAE ratio	70.9%	64.3%	69.6%	86.9%
Acquisition cost ratio	34.5%	22.2%	34.8%	22.5%
General and administrative expense ratio	—%	18.3%	—%	18.7%

GAAP combined ratio	105.4%	104.8%	104.4%	128.1%

Premiums written and earned

During the three and nine month periods ended September 30, 2012, we assumed $0.6 million and $2.1 million of MUSIC’s premium writings, respectively, which represented: (i) policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011; and (ii) additional audit premium relating to policies written on or prior to December 31, 2011. Under certain circumstances, we may be required to assume additional MUSIC premium writings in future periods but such additional writings are not currently expected to be significant. During the three and nine month periods ended September 30, 2011, MUSIC wrote $13.7 million and $42.1 million of gross premiums, respectively.

All premiums written within the MUSIC Run-Off segment relate to the Property and Specialty Individual Risk line of business.

Ceded reinsurance premiums recorded during the 2011 periods presented include amounts ceded to Montpelier Syndicate 5151 as part of an intercompany excess-of-loss reinsurance agreement. See “Corporate and Other” under this Item 2.

During the three and nine month periods ended September 30, 2012, MUSIC earned $5.5 million and $25.3 million of net premiums, respectively. During the three and nine month periods ended September 30, 2011, MUSIC earned $12.6 million and $37.4 million of net premiums, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums written.

As of September 30, 2012, we had $1.6 million of remaining unearned premiums associated with the MUSIC Sale.

Loss and LAE

The following table summarizes the loss and LAE reserve movements of the MUSIC Run-Off segment for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2012	2011	2012	2011

Gross unpaid loss and LAE reserves - beginning	$44.4	$51.8	$38.3	$35.1
Reinsurance recoverable on unpaid losses - beginning	—	(6.9)	—	(5.8)
Net unpaid loss and LAE reserves - beginning	44.4	44.9	38.3	29.3

Losses and LAE incurred:
Current year losses	4.3	8.8	18.4	34.3
Prior year losses	(0.4)	(0.7)	(0.8)	(1.8)
Total losses and LAE incurred	3.9	8.1	17.6	32.5

Losses and LAE paid and approved for payment	(3.6)	(5.3)	(11.2)	(14.1)

Net unpaid loss and LAE reserves - ending	44.7	47.7	44.7	47.7
Reinsurance recoverable on unpaid losses - ending	—	5.5	—	5.5

Gross unpaid loss and LAE reserves - ending	$44.7	$53.2	$44.7	$53.2

The following table summarizes the net loss and LAE ratios of the MUSIC Run-Off segment for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011

Loss and LAE ratio - current year	78.2%	69.8%	72.6%	91.7%
Loss and LAE ratio - prior year	(7.3)%	(5.6)%	(3.0)%	(4.8)%

Loss and LAE ratio	70.9%	64.3%	69.6%	86.9%

Current year net losses incurred during the three month periods ended September 30, 2012 and 2011, and nine month period ended September 30, 2012, represented IBNR as there were no individually significant loss events experienced within the MUSIC Run-Off segment during those periods.  The MUSIC Run-Off segment’s current year loss ratio for the nine month period ended September 30, 2011 was significantly higher than that of the comparable 2012 period due to: (i) nine large property claims representing a total of $3.3 million in reported net losses, the majority of which were incurred in the first quarter of 2011; and (ii) $3.3 million of reported net losses resulting from the U.S. storms that occurred during the second quarter of 2011.

The MUSIC Run-Off segment did not experience a significant amount of prior year loss reserve development during the periods presented. The prior year loss development experienced during each of the periods related to primarily MUSIC’s casualty classes of business.

Underwriting Expenses

The following table summarizes the underwriting expenses of the MUSIC Run-Off segment during the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2012	2011	2012	2011

Acquisition costs	$1.9	$2.8	$8.8	$8.4
Acquisition cost ratio	34.5%	22.2%	34.8%	22.5%

General and administrative expenses	$—	$2.3	$—	$7.0
General and administrative expense ratio	—%	18.3%	—%	18.7%

The significant increase in the MUSIC Run-Off segment’s acquisition cost ratio for the three and nine months ended September 30, 2012, versus that of the comparable 2011 periods, is due to the ceding commission (the “MUSIC Ceding Commission”) associated with the business we have assumed from Selective in connection with the MUSIC Sale.  The MUSIC Ceding Commission was designed to reimburse Selective for its general and administrative costs incurred in support of the business it cedes to us.  As a result, the MUSIC Run-Off segment is not expected to incur any general and administrative expenses for 2012 and beyond. Prior to the MUSIC Sale, the MUSIC Run-Off segment’s acquisition cost ratio consisted of commissions, premium taxes, excise taxes and profit commissions.

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

Our Corporate and Other results for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Gross premiums written	$(0.1)	$(1.9)	$3.5	$(13.6)
Reinsurance premiums ceded	0.1	1.9	(3.5)	13.6
Net premiums written	—	—	—	—
General and administrative expenses	(9.0)	(6.3)	(24.2)	(17.6)
Underwriting loss	$(9.0)	$(6.3)	$(24.2)	$(17.6)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between Montpelier Syndicate 5151 and MUSIC Run-Off while they were in force. The premiums associated with these intercompany arrangements during the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Month Periods Ended September 30, 2012			Nine Month Periods Ended September 30, 2012
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$0.1	$—	$0.1	$(3.5)	$—	$(3.5)
Montpelier Syndicate 5151	—	(0.1)	(0.1)	—	3.5	3.5
Total inter-segment premiums	$0.1	$(0.1)	$—	$(3.5)	$3.5	$—

	Three Month Periods Ended September 30, 2011			Nine Month Periods Ended September 30, 2011
(Millions)	Gross premiums written	Reins. premiums ceded	Net premiums written	Gross premiums written	Reins. premiums ceded	Net premiums written

Montpelier Bermuda	$1.6	$—	$1.6	$12.5	$—	$12.5
Montpelier Syndicate 5151	0.3	(1.6)	(1.3)	1.1	(12.5)	(11.4)
MUSIC Run-Off	—	(0.3)	(0.3)	—	(1.1)	(1.1)
Total inter-segment premiums	$1.9	$(1.9)	$—	$13.6	$(13.6)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Operating expenses	$4.7	$5.2	$13.8	$14.8
Incentive compensation expenses	4.3	1.1	10.4	2.8

General and administrative expenses	$9.0	$6.3	$24.2	$17.6

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company. Operating expenses incurred during the 2012 periods decreased, versus those of the comparable 2011 periods, primarily as a result of reductions in software depreciation.

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

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2012	2011	2012	2011

Investment income	$17.1	$18.5	$54.9	$55.5
Investment expenses	(1.6)	(1.5)	(4.6)	(3.9)
Net investment income	15.5	17.0	50.3	51.6

Net realized investment gains	14.9	13.3	50.5	25.5
Net unrealized investment gains (losses)	18.3	(44.6)	28.4	(30.8)
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	(1.5)	3.4	(2.4)	1.6
Credit Derivatives	(0.7)	(1.7)	1.4	(2.2)
Interest Rate Contracts	0.1	(6.6)	2.0	(7.6)
Investment Options and Futures	(0.6)	2.2	(1.1)	3.1
Net foreign exchange transaction gains (losses) - investing activities	1.8	(6.3)	2.0	(3.7)
Total return ($)	$47.8	$(23.3)	$131.1	$37.5

Weighted average investment portfolio value, including cash	$2,999	$2,910	$2,967	$2,838
Total return on cash and investments (%)	1.6%	(0.8)%	4.5%	1.4%

Our investment income during the three and nine month periods ended September 30, 2012 was lower than that of the comparable 2011 periods, despite higher weighted average investment portfolio values, due to overall declines in market interest rates. Investment expenses incurred during the 2012 periods were higher than those incurred during the 2011 periods, due to both an increase in the weighted average values of the portfolio and changes in the allocation of invested balances among our investment managers.

During the third quarter of 2012 we experienced $33.2 million of net realized and unrealized investment gains consisting of $28.3 million in net realized and unrealized gains from our fixed maturity portfolio, $0.8 million in net realized and unrealized gains from our equity portfolio and $4.1 million in net realized and unrealized gains from our other investments. During the third quarter of 2011 we experienced $31.3 million of net realized and unrealized investment losses consisting of $1.6 million in net realized and unrealized losses from our fixed maturity portfolio, $24.9 million in net realized and unrealized losses from our equity portfolio and $4.8 million in net realized and unrealized losses from our other investments.

During the first nine months of 2012 we experienced $78.9 million of net realized and unrealized investment gains consisting of $63.9 million in net realized and unrealized gains from our fixed maturity portfolio, $7.8 million in net realized and unrealized gains from our equity portfolio and $7.2 million in net realized and unrealized gains from our other investments. During the first nine months of 2011 we experienced $5.3 million of net realized and unrealized investment losses consisting of $19.6 million in net realized and unrealized gains from our fixed maturity portfolio, $16.7 million in net realized and unrealized losses from our equity portfolio and $8.2 million in net realized and unrealized losses from our other investments.

The fixed maturity gains we experienced during each of the periods presented were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on the fixed maturity investments we held versus that of U.S. Treasuries.

The equity portfolio gains and losses we experienced during the three and nine month periods ended September 30, 2011 were consistent with trends experienced by the U.S. equity market as a whole, as measured by the S&P 500 Index. During the three and nine month periods ending September 30, 2012 we: (i) significantly reduced the size of our equity portfolio; and (ii) increased our short equity positions, thereby making a comparison to the S&P 500 Index less relevant for the 2012 periods.

The other investment gains and losses we experienced during the 2012 and 2011 periods related primarily to the performance of certain private investment funds.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our net loss from investment-rated derivative instruments was $2.7 million and $0.1 million during the three and nine month periods ended September 30, 2012, respectively, and $2.7 million and $5.1 million for the three and nine month periods ended September 30, 2011, respectively.  Each of our derivative instruments, as well as the income and loss derived therefrom during the periods presented, is further described in Note 7.

During the three and nine month periods ended September 30, 2012, we experienced net foreign exchange transaction gains on cash and investments (those in connection with our investing activities) of $1.8 million and $2.0 million, respectively, and during the three and nine month periods ended September 30, 2011, we experienced net foreign exchange transaction losses on cash and investments of $6.3 million and $3.7 million, respectively. These foreign exchange transaction gains and losses represent foreign exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

As of September 30, 2012, December 31, 2011 and September 30, 2011, our Level 3 investments measured at fair value, as defined in GAAP, totaled $123.5 million (or 4.5%), $83.7 million (or 3.3%) and $86.5 million (or 3.5%) of our total invested assets measured at fair value, respectively. Our investments classified as Level 3 consist primarily of the following: (i) with respect to our fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to our other investments, certain limited partnership interests and private investment funds.  The increase in our Level 3 investments at September 30, 2012, versus that of the 2011 periods, is primarily the result of additional investments in bank loans we made during the second and third quarter of 2012.

As of September 30, 2012, we held $32.9 million (amortized cost $31.8 million) of net Eurozone sovereign debt within our fixed maturity portfolio, consisting solely of German obligations

As of September 30, 2012, we also held $94.5 million (amortized cost $92.9 million) of net debt securities within our fixed maturity portfolio that were issued by corporations domiciled within the Eurozone.  Of our total Eurozone holdings at September 30, 2012, $26.7 million (amortized cost $25.2 million) represented net debt obligations of corporations domiciled in Ireland, Italy and Spain, with the balance representing debt obligations of corporations domiciled in Austria, Finland, France, Germany, Luxemburg and the Netherlands.  Of our total Eurozone corporate holdings at September 30, 2012, $37.1 million (amortized cost $36.7 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.  Of our total Eurozone net debt obligations of financial corporations at September 30, 2012, $12.1 million (amortized cost $12.2 million) of such obligations were further guaranteed by the Netherlands, France and Austria.

As of September 30, 2012, we also held $14.1 million (amortized cost $14.0 million) of net debt securities within our fixed maturity portfolio that were backed by assets located within the Eurozone.  The assets backing these obligations were located in the Netherlands, Luxemburg and France.

Net Foreign Exchange Losses

The following table summarizes the components of our consolidated net foreign exchange losses for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Net foreign exchange transaction gains (losses) - investing activities	$1.8	$(6.3)	$2.0	$(3.7)
Net foreign exchange transaction gains (losses) - other activities	(12.6)	2.2	(12.5)	(0.1)

Net foreign exchange losses	$(10.8)	$(4.1)	$(10.5)	$(3.8)

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign exchange transaction gains (losses) we experienced in connection with our investing activities during the periods presented.

The net foreign exchange transaction gains (losses) we experienced in connection with our other activities represent net foreign exchange gains and losses resulting from: (i) Montpelier Bermuda’s premiums receivable that are denominated in currencies other than the U.S. dollar (Montpelier Bermuda’s functional currency); and (ii) Montpelier Syndicate 5151’s assets and liabilities that are denominated in currencies other than the British pound (Montpelier Syndicate 5151’s functional currency), including those denominated in U.S. dollars. These net transaction gains and losses do not include: (i) fluctuations associated with Montpelier Bermuda’s and Montpelier Syndicate 5151’s losses and LAE, which we record as favorable or unfavorable loss reserve development; (ii) the income or loss associated with those foreign currency exchange agreements we enter into in order to mitigate the financial effects of certain foreign exchange rate fluctuations (see Note 7); and (iii) any offsetting foreign currency translation gains and losses we recognize through our comprehensive income or loss associated with Montpelier Syndicate 5151’s assets and liabilities (those other than its loss and LAE reserves) that are denominated in U.S. dollars.

The net foreign exchange transaction losses we experienced during the 2012 periods associated with our other activities is primarily due to a weakening of the U.S. dollar against the British pound during such periods.

Net Income (Loss) From Derivative Instruments

Our net income (loss) from derivative instruments was $0.7 million and $4.3 million during the three and nine month periods ended September 30, 2012, respectively, and $(6.3) million and $(3.0) million during the three and nine month periods ended September 30, 2011. Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 7.

Other Revenue

Our other revenue is comprised of: (i) services provided to third parties consisting of third party commissions earned by PUAL, transitional services provided to Selective in connection with the MUSIC Sale and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; (ii) recognition of the proceeds from the Loss Development Cover (see Note 2); (iii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms; and (iv) the loss recognized on the sale of PUAL on September 30, 2012 (see Note 1).

The following table summarizes our other revenue for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Services provided to third parties	$0.6	$0.2	$1.0	$0.5
Revenue from the Loss Development Cover	—	—	0.2	—
Interest on funds advanced	—	—	0.1	(0.2)
Loss on sale of PUAL	(0.5)	—	(0.5)	—

Other revenue	$0.1	$0.2	$0.8	$0.3

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the three and nine month periods ended September 30, 2012 and 2011:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2012	2011	2012	2011

Interest expense and amortization of issuance costs - 2013 Senior Notes	$3.5	$3.5	$10.5	$10.5
Interest expense - Trust Preferred Securities	1.1	1.0	3.3	4.2
Letter of credit and trust fees	0.1	0.4	0.7	1.0

Interest and other financing expenses	$4.7	$4.9	$14.5	$15.7

The reduction in our interest and other financing expenses during the first nine months of 2012, versus that of the 2011 period, is due to the Trust Preferred Securities becoming a floating rate obligation on March 30, 2011, in accordance with its terms. The Trust Preferred Securities bore interest at a fixed rate of 8.55% per annum through March 29, 2011, and accrue interest thereafter at a floating rate of 3-month LIBOR plus 380 basis points (which varied from 4.16% to 4.38% during the period from January 1, 2012 to September 30, 2012, and from 4.05% to 4.17%  during the period from March 30, 2011 to September 30, 2011). See Note 6.

Income Taxes

During the three month periods ended September 30, 2012 and 2011, we recorded an income tax provision of $0.7 million and less than $0.1 million, respectively, and during the nine month periods ended September 30, 2012 and 2011, we recorded an income tax provision (benefit) of $0.7 million and $(0.6) million, respectively. During each of the periods presented, the movements in our income tax provision were associated primarily with our U.K. operations. See Note 14.

We are domiciled in Bermuda and have subsidiaries that are domiciled in the U.S., the U.K. and Switzerland. At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 31, 2035.

During the three month periods ended September 30, 2012 and 2011, our Bermuda operations had pretax income (losses) of $83.2 million and $(62.8) million, respectively, and during the nine month periods ended September 30, 2012 and 2011, our Bermuda operations had pretax income (losses) of $259.1 million and $(129.9) million, respectively.

During the three month periods ended September 30, 2012 and 2011, our U.K. operations had pretax losses of $7.1 million and $0.3 million, respectively, and during the nine month periods ended September 30, 2012 and 2011, our U.K. operations had pretax losses of $7.2 million and $11.0 million, respectively. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established offsetting valuation allowances against each of our existing U.K. gross deferred tax assets.

During the three month periods ended September 30, 2012 and 2011, our U.S. operations had pretax income (losses) of $(0.4) million and $0.2 million, respectively, and during the nine month periods ended September 30, 2012 and 2011, our U.S. operations had pretax losses of $0.3 million and $3.3 million, respectively.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established offsetting valuation allowances against each of our existing U.S. gross deferred tax assets.

During the three and nine month periods ended September 30, 2012 and 2011, the income taxes relating to our Switzerland operations totaled less than $0.1 million.

Dividends Declared on Preferred Shares

During the three and nine month periods ended September 30, 2012, we declared $3.3 million and $10.0 million in cash dividends on our Preferred Shares, respectively. During the three and nine month periods ended September 30, 2011, we declared $3.3 million and $5.7 million in cash dividends on our Preferred Shares, respectively. The Preferred Share dividends declared during the nine month period ended September 30, 2011 represented the cash dividends declared per Preferred Share for the interim period from May 10, 2011 to September 30, 2011.

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

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could become liable for significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of September 30, 2012, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 3.2 years (inclusive of our fixed maturity short positions). If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments prior to maturity, potentially at a significant loss.

As of September 30, 2012, our sources of immediate and unencumbered liquidity consisted of: (i) $223.4 million of cash and cash equivalents; (ii) $246.8 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $535.8 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment holding was required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

We do not currently have a revolving credit facility. Nonetheless, we anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of September 30, 2012 and December 31, 2011:

	Sept. 30,	Dec. 31,
(Millions)	2012	2011

2013 Senior Notes, at face value	$228.0	$228.0
Trust Preferred Securities	100.0	100.0
Total Debt	$328.0	$328.0

Preferred Shareholders’ Equity	150.0	150.0
Common Shareholders’ Equity	1,524.0	1,399.3
Total Capital	$2,002.0	$1,877.3

Our total capital increased by $124.7 million during the first nine months of 2012 as a result of our recording comprehensive income of $251.4 million, recognizing $8.9 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $28.0 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $107.6 million of Common Shares.

On October 5, 2012, we issued the 2022 Senior Notes and on November 5, 2012, we redeemed the 2013 Senior Notes.  See Note 16.

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

We issued the Preferred Shares in May 2011.  The net proceeds of $145.4 million associated with the offering were used to support the underwriting activities of our insurance and reinsurance subsidiaries and for general corporate purposes.

Neither the 2022 Senior Notes, the 2013 Senior Notes, the Trust Preferred Securities nor the Preferred Shares contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of September 30, 2012 and December 31, 2011, our debt to capital ratio (which, as defined in such agreements, is the amount of our 2013 Senior Notes outstanding divided by the sum of: (i)  the amount of our 2013 Senior Notes outstanding; and (ii) the amount of our total shareholders’ equity, expressed as a percentage) was 12.0% and 12.8%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook) and “A-” (with a positive outlook), respectively.

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

Effective June 16, 2012, Montpelier Re’s former syndicated 364-day facility, which had a capacity of $250.0 million, expired in accordance with its terms and was not renewed.  As of the date of its expiry, there were no outstanding letters of credit drawn under that facility.

On October 31, 2012, we entered into a 4-Year Letter of Credit Reimbursement and Pledge Agreement with a commercial bank for the provision of a secured letter of credit facility for the account of Montpelier Re. This facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral we provide) and 0.125% on undrawn balances.

In June 2012 we established the Blue Water Trusts in order to collateralize Blue Water Re’s reinsurance obligations to its cedants.  As of September 30, 2012, the fair value of all assets held in the Blue Water Trusts was $22.5 million.

In December 2011 we established the MUSIC Trust in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of September 30, 2012 and December 31, 2011, the fair value of all assets held in the MUSIC Trust was $50.1 million and $65.0 million, respectively, which exceeded the minimum value required on both of those dates.

In June 2011 we established the FL Trust and, as of September 30, 2012 and December 31, 2011, the fair value of all assets held in that trust was $26.0 million and $25.0 million, respectively.

In September 2010 we established the Reinsurance Trust as a means of providing statutory credit to our cedants.  As of September 30, 2012, we were granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of September 30, 2012 and  December 31, 2011, the fair value of all assets held in the Reinsurance Trust was $337.5 million and $328.1 million, respectively, which exceeded the minimum value required on both dates.

In March 2010 we established the Lloyd’s Capital Trust in order to meet our ongoing Funds at Lloyd’s requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of Funds at Lloyd’s. As of September 30, 2012 and December 31, 2011, the fair value of all assets held in the Lloyd’s Capital Trust was $191.7 million and $251.8 million, respectively.

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

Montpelier Re

Montpelier Re is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A-” by Standard & Poor’s (Strong, with a stable outlook) and “A” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings and “A” is the sixth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

Blue Water Re

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through the Blue Water Trusts.

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

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures, LIBOR Swap, UST Contract and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of September 30, 2012, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

During the nine month periods ended September 30, 2012 and 2011, we experienced a net increase in cash and cash equivalents of $74.0 million and $200.6 million, respectively.  During each of these periods, we generated net cash from our operations and investing activities but our net cash provided from (or used for) financing activities fluctuated significantly, primarily as a result of the issuance of our Preferred Shares in the second quarter of 2011.

Detailed information regarding our cash flows for the nine month periods ended September 30, 2012 and 2011, follows:

Net cash provided from operations

We generated net cash from operations of $178.7 million and $136.6 million during the nine month periods ended September 30, 2012 and 2011, respectively.  Our operating cash flow is primarily effected by premiums received (net of associated acquisition costs) and losses and LAE paid.

Net cash provided from investing activities

We generated $25.4 million of net cash from investing activities during the first nine months of 2012, as follows:

•                      we paid $71.9 million in net purchases of fixed maturity investments,

•                      we received $72.3 million from net sales of equity securities and other investments,

•                      we paid $1.5 million to settle investment-related derivative instruments,

•                      we had a $27.9 million decrease in our restricted cash,

•                      we paid $1.0 million in expenses related to the MUSIC Sale, and

•                      we paid $0.4 million to acquire capitalized assets.

We generated $3.1 million of net cash for investing activities during the first nine months of 2011, as follows:

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

Net cash used for financing activities

We used $136.2 million of net cash for financing activities during the first nine months of 2012, as follows:

•                      we paid $107.6 million to repurchase Common Shares, and

•                      we paid $28.6 million in dividends to holders of Common Shares and Preferred Shares.

We generated $61.7 million of net cash for financing activities during the first nine months of 2011, as follows:

•                      we paid $62.5 million to repurchase Common Shares,

•                      we generated $145.4 million through the issuance of the Preferred Shares, and

•                      we paid $21.2 million in dividends to holders of Common Shares and Preferred Shares.

Effect of exchange rate fluctuations on cash and cash equivalents

During the first nine months of 2012 and 2011, we experienced increases (decreases) of $6.1 million and $(0.8) million, respectively, in the value of our U.S. dollar cash and cash equivalents due to foreign exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at September 30, 2012:

(Millions) Rating / Type	Fair Value at Sept 30, 2012
AAA	$430.7
U.S. Government and agencies (AA+)	516.7
AA	760.6
A	401.8
BBB	260.1
Below BBB	318.1
Not rated (primarily participation in bank loans)	9.6

Total fixed maturities	$2,697.6

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three and nine month periods ended September 30, 2012.  As of September 30, 2012 and December 31, 2011, our best estimate for gross unpaid loss and LAE reserves was $1,039.4 million and $1,077.1 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $959.2 million and $999.4 million, respectively. As of September 30, 2012 and December 31, 2011, IBNR represented 55% and 56% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of September 30, 2012, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $143.9 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three and nine month periods ended September 30, 2012.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three and nine month periods ended September 30, 2012.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Share-Based Compensation

On the basis of the Company’s results achieved during the first nine months of 2012, the Company anticipated issuing 1,068,556 Variable RSUs for the 2012-2015 award cycle as of September 30, 2012, or 200% of the 534,278 Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2012 to 2015 cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2013.  See Note 13.

If our results for the balance of 2012 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2012 would be $6.9 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $13.0 million to $2.2 million.  Additionally, our RSUs outstanding would decrease by 1,068,556.

If our results for the balance of 2012 were to develop unfavorably, resulting in a “Target” payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2012 would be $3.5 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $13.0 million to $7.6 million.  Additionally, our RSUs outstanding would decrease by 534,278.

If our results for the balance of 2012 were to develop favorably, because 200% of Target is the maximum payout allowable under the LTIP, our share-based compensation accruals at September 30, 2012 would remain adequate and the RSU expense that we would expect to incur in future periods would remain at $13.0 million.  Additionally, our Variable RSUs outstanding would remain at 1,068,556.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2011 Annual Report on Form 10-K and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2012, there were no material changes to our market risks as described in our 2011 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended September 30, 2012, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation disclosed in Note 5, we had no other unresolved legal proceedings, other than those involving insurance or reinsurance contract disputes in the normal course of business, at September 30, 2012.

Item 1A.      Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are: (i) any of the risks described in Item 1A “Risk Factors” included in our Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), as filed with the Securities and Exchange Commission; and (ii) those presented below, which serve to either amend or supplement those risks described in the 2011 Form 10-K.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2012	642,735	$21.24	642,735
August 1 - August 31, 2012	399,115	20.91	399,115
September 1 - September 30, 2012	—	—	—
Total	1,041,850	$21.11	1,041,850	$287,354,766

(1)         As of July 30, 2012, the Company had a remaining Common Share repurchase authorization of $45.7 million from its authorization granted by the Board on November 16, 2010.  On July 31, 2012, the Board increased the Company’s remaining share repurchase authorization by $250.0 million to a total of $295.7 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ MICHAEL S. PAQUETTE
	Name:	Michael S. Paquette
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 5, 2012