Form 10-K
period 2012-12-31
MONTPELIER RE HOLDINGS LTD
filed 2013-02-25
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 29, 2012 for Common Shares) was $1,040,318,456.

As of February 18, 2013, 54,797,990 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Montpelier Re Holdings Ltd.’s Annual General Meeting of Shareholders, to be held May 17, 2013, is incorporated by reference in Part III of this Form 10-K to the extent described therein.

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

Important events and uncertainties that could cause our actual results, future dividends on, or repurchases of, Common Shares or Preferred Shares to differ include, but are not limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to effectively execute the business plans of the Company, its subsidiaries and any new ventures it may enter into; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency fluctuations.

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

At December 31, 2012 and 2011, the Company had $3,810.1 million and $3,499.5 million of consolidated total assets, respectively, and total shareholders’ equity of $1,629.4 million and $1,549.3 million, respectively. The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

Our Reportable Segments

We currently operate through four reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151, Blue Capital and MUSIC Run-Off.  Each of our segments represents a separate underwriting platform through which we write, or formerly wrote, insurance and reinsurance business.  Our segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151, Blue Capital and MUSIC Run-Off prior to the effects of intercompany quota share reinsurance agreements among them.

Detailed financial information about each of our reportable segments for the three years ended December 31, 2012 is presented in Note 12 of the Notes to Consolidated Financial Statements. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other,” are also presented in Note 12.

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

At December 31, 2012 and 2011, our Montpelier Bermuda segment had $3,126.5 million and $2,962.6 million of total assets, respectively, and shareholder’s equity of $1,952.1 million and $1,834.0 million, respectively.

Montpelier Syndicate 5151

Our Montpelier Syndicate 5151 segment consists of the collective assets and operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited  (“MCL”),  Montpelier Underwriting Agencies Limited (“MUAL”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”), Montpelier Europa AG (“MEAG”) and, through September 30, 2012, Paladin Underwriting Agency Limited (“PUAL”).

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

MUAL, our wholly-owned Lloyd’s Managing Agent based in London, has managed Syndicate 5151 since 2009.

MUSL, our wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151 and MUAL.

MUI and MEAG serve as Lloyd’s Coverholders, meaning that each is authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Syndicate 5151. MUI, the Company’s wholly-owned  subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, the Company’s wholly-owned subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.

PUAL, formerly a wholly-owned subsidiary based in London, serves as a Lloyd’s Coverholder and underwrites business on behalf of Syndicate 5151 and third parties.  On September 30, 2012, we sold PUAL to a founding member of its management. PUAL’s assets and operations were not material to the Company.

Since its inception, approximately 70% of Montpelier Syndicate 5151’s business has been ceded to Montpelier Re through intercompany quota share reinsurance agreements. Through 2011, this arrangement was accomplished through a quota share agreement between MCL and Montpelier Re.  Effective January 1, 2012, this arrangement was restructured to provide a similar level of reinsurance protection through a combination of: (i) a quota share agreement between Syndicate 5151 and Montpelier Re; and (ii) a second quota share arrangement between MCL and Montpelier Re.  As previously stated, our segment disclosures provided herein present the operations of Montpelier Syndicate 5151 prior to the effects of these intercompany quota share reinsurance agreements.

At December 31, 2012 and 2011, our Montpelier Syndicate 5151 segment had $552.9 million and $423.5 million of total assets, respectively, and a shareholder’s deficit of $23.3 million and $60.3 million, respectively.

Blue Capital

Our Blue Capital segment consists of the assets and operations of Blue Water Re Ltd. (“Blue Water Re”),  Blue Water Master Fund Ltd. (the “Master Fund”), Blue Capital Management Ltd. (“BCML”) and Blue Capital Insurance Managers Ltd. (“BCIML”).  Blue Capital was launched in 2012 as an asset management platform offering a range of catastrophe reinsurance-linked investment products to institutional and retail investors.

Blue Water Re is a  Bermuda-based special purpose insurance vehicle that provides property catastrophe reinsurance coverage and related products on a fully-collateralized basis.  Blue Water Re was established in November 2011 and commenced its operations in June 2012.

The Master Fund is an exempted mutual fund segregated accounts company which was incorporated in Bermuda in December 2011.

BCML and BCIML provide investment and insurance management services to Blue Water Re, as well as various segregated accounts of the Master Fund such as Blue Capital Global Reinsurance SA-I (the “BCGR Cell”) and BCAP Mid Vol Fund (the “BCAP Cell”), collectively, the “Cells”.

The Cells may invest in: (i)  fully-collateralized reinsurance-linked contracts by subscribing for non-voting redeemable preference shares issued by Blue Water Re, with each series of such preference shares linked to a specific reinsurance contract with a third-party ceding company; and (ii) other insurance-linked securities offered by entities other than Blue Water Re.

In June 2012 we invested $22.5 million in the BCAP Cell, which funds were subsequently invested into Blue Water Re.

In October 2012 we established Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”), a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  In December 2012 we and third parties invested $50.0 million and $50.1 million, respectively, in the BCGR Listed Fund.  As of December 31, 2012, none of the BCGR Listed Fund’s assets had been invested into the BCGR Cell, however, it is expected that, with the exception of those funds required for short-term working capital purposes, all of the assets of the BCGR Listed Fund will be invested in the BCGR Cell during 2013.

In December 2012 the ordinary shares of the BCGR Listed Fund began to trade on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.  We do not consolidate the net assets or operations of the BCGR Listed Fund within our consolidated financial statements or our Blue capital segment.

As of December 31, 2012, all of the entities that comprise our Blue Capital segment were wholly-owned subsidiaries of the Company.  However, as the funds currently held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, these entitles will continue to be included within our consolidated financial statements but will no longer be wholly-owned.  As a result, the interest in these entities attributable to third party investors will be reported as non-controlling interests.

At December 31, 2012, our Blue Capital segment had total assets of $74.0 million and shareholder’s equity of $73.4 million.

MUSIC Run-Off

On December 31, 2011, we completed the sale of Montpelier U.S. Insurance Company (“MUSIC”), our former U.S.-based excess and surplus lines insurance company that we acquired in 2007, to Selective Insurance Group, Inc. (“Selective”). During the period in which we owned MUSIC, it was a domestic surplus lines insurer and was authorized as an excess and surplus lines insurer in all 50 U.S. states and the District of Columbia. MUSIC underwrote smaller commercial property and casualty risks that do not conform to standard insurance lines.

In connection with the sale of MUSIC (the “MUSIC Sale”), we have either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.  Our MUSIC Run-Off segment consists of: (i) for all periods through December 31, 2011, the historical operations of MUSIC; and (ii) for all subsequent periods, the insurance business retained, reinsured or otherwise indemnified by us in accordance with the MUSIC Sale.

Since we have either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC did not constitute a “discontinued operation” in accordance with GAAP.  See “MUSIC Sale Considerations” contained in Item 1 herein.

Prior to the MUSIC Sale, MUSIC ceded 75% of its business to Montpelier Re (the “MUSIC Quota Share”).

At December 31, 2012 and 2011, our MUSIC Run-Off segment had total assets of $48.9 million and $75.3 million, respectively, and shareholder’s equity of $0.2 million and zero, respectively.

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

Our Strategy and Operating Principles

We manage our business by the following tenets:

Maintaining a Strong Balance Sheet.  We focus on maintaining a strong balance sheet in support of our underwriting activities and we actively manage our capital with a view towards maximizing our fully converted book value per Common Share based on prudent risk tolerances. Our total capital at December 31, 2012 was $2,028.5 million, and consisted of $399.1 million of debt, $150.0 million of preferred shareholders’ equity and $1,479.4 million of common shareholders’ equity.  As part of our capital management strategy, we intend to actively increase or decrease our total capital, as needed, in order to support our current and future underwriting opportunities, including those relating to the third party capital we manage.

Enhancing Our Lead Position With Brokers and Cedants.  We believe that by leading reinsurance programs our underwriters can attract, and can selectively write, exposures from a broad range of business in the marketplace.  Our financial strength and the experience and reputation of our underwriters permit us to play an active role in this process, which provides us with greater access to preferred risks and greater influence in negotiation of policy terms, attachment points and premium rates than many other reinsurers.

Combining Subjective Underwriting Methods With Objective Modeling Tools. Through the use of proprietary underwriting tools our underwriters seek to identify those exposures that meet our objectives in terms of return on capital and underwriting criteria.  Our underwriters use risk modeling tools, both proprietary and third-party, together with their market knowledge and judgment, and seek to achieve the highest available price per unit of risk assumed. We also seek to exploit pricing inefficiencies that may exist in the market from time to time.

Developing and Maintaining a Balanced Portfolio of Insurance and Reinsurance Risks.  We aim to maintain a balanced portfolio of risks, diversified by product, geography and marketing source within each chosen class of business.  We employ risk management techniques to monitor correlation risk and we seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes experiencing attractive conditions and to avoid those classes suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes our fully converted book value per Common Share. From time to time, however, we may choose to be overweight in certain classes, products or geographies based on market opportunities.

Delivering Customized, Innovative and Timely Insurance and Reinsurance Solutions for Our Clients.  We aim to be a premier provider of global property and casualty insurance and reinsurance products and we aim to provide superior customer service. Our objective is to establish and solidify long-term relationships with brokers and clients while developing an industry reputation for innovative and timely quotes for difficult technical risks.

Investing For Total Return.  We invest with a view towards optimizing our risk-adjusted return on our investments over time. Under this approach, we equally value net investment income (interest and dividends) and investment gains and losses (both realized and unrealized), each of which is reflected in our net income and earnings per share.  We also believe that investing in prudent levels of equity securities and other investments, in addition to fixed maturities, will enhance our investment returns over time without significantly increasing the overall risk profile of our investment portfolio.

Property and Casualty Insurance and Reinsurance in General

Property and casualty insurers write insurance policies in exchange for premiums paid by the policyholder.  An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under the contract.  Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property.  Casualty insurance typically covers the financial consequences of losses to a third-party that are the result of unforeseen acts and accidents.

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

Insurance and reinsurance companies derive substantially all of their revenues from net earned premiums, net investment income and net gains and losses from investment securities. Premiums represent amounts received from policyholders and ceding companies, and net earned premiums represent the portion of net premiums (gross premiums less outwards reinsurance) which are recognized as revenue over the period of time that coverage is provided (i.e., ratably over the life of the policy).  In insurance and reinsurance operations, “float” arises when premiums are received before losses and other expenses are paid, an interval that sometimes extends over many years. During that time, the insurer invests the money, earns investment income and may generate investment gains and losses.

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

A widely-used measure of relative underwriting performance for insurance and reinsurance companies is the combined ratio. Our combined ratio is calculated by adding: (i) the ratio of net incurred losses and LAE to net earned premiums (known as the “loss and LAE ratio”); and (ii) the ratio of acquisition costs and other underwriting expenses to net earned premiums (known as the “expense ratio”), each computed based on our net losses and LAE, underwriting expenses and net earned premiums, determined in accordance with GAAP.  A GAAP combined ratio under 100% indicates that an insurance or reinsurance company is generating an underwriting profit.  A GAAP combined ratio over 100% indicates that an insurance or reinsurance company is generating an underwriting loss.

Insurance and reinsurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account. The length of time between receiving premiums and paying out claims, commonly referred to as the “tail”, can significantly affect how profitable float can be.  Long-tail losses, such as medical malpractice, pay out over longer periods of time providing the insurance or reinsurance company the opportunity to generate significant investment earnings from float.  Short-tail losses, such as fire or physical damage, pay out over shorter periods of time providing the insurance or reinsurance company with a reduced opportunity to generate significant investment earnings from float.

BUSINESS FOCUS

Underwriting and Risk Strategy

Our reinsurance contracts can be written on either an excess-of-loss or a proportional basis. In the case of reinsurance written on an excess-of-loss basis, we receive a specified premium for the risk assumed and indemnify the cedant against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. With proportional reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedant. In both types of contracts, we may provide a ceding commission to the cedant which compensates them for certain underwriting expenses they incur.

Our primary business focus is on short-tail property and other specialty treaty reinsurance written on both an excess-of-loss and proportional basis. We also underwrite certain direct insurance risks.

Across all our locations and classes of business our operating strategy is to write only those risks that we expect will generate an attractive return on allocated capital while seeking to limit our exposure to the potential loss that may arise from a single or a series of loss events to within acceptable levels.

Our insurance and reinsurance underwriting teams work with proprietary risk analytic and exposure databases that have been designed to provide consistent pricing, prudent risk selection and real-time portfolio management.  Our underwriters adhere to guidelines that are developed by senior management, are approved by the boards of directors of each of our operating subsidiaries and are reviewed by the Underwriting Committee of the Company’s Board of Directors (the “Board”).

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

We have developed a sophisticated proprietary risk management system, called CATM, to analyze and manage the reinsurance exposures we assume from cedants. This computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM consists of a set of risk assessment tools which estimate the amount of potential loss and volatility associated with the contracts we assume. CATM is designed to use output from models developed by our actuarial team as well as from those of commercial vendors. In addition, CATM serves as an important component of our corporate enterprise-wide risk model which we use as a guide in managing our risk exposures.

Our Treaty Reinsurance Book of Business

The majority of the reinsurance products we currently write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When writing a treaty reinsurance contract, we do not typically evaluate separately each of the individual risks assumed under the contract.  Accordingly, we are largely dependent on the individual underwriting decisions made by the cedant and, as a result, we carefully consider the cedant’s risk management, underwriting practices, exposure data, loss history and other factors in deciding whether to provide such treaty reinsurance and in appropriately pricing the contract. The majority of our current treaty reinsurance book of business represents short-tail property reinsurance, which includes a limited amount of retrocessional business.  Our gross short-tail treaty reinsurance writings totaled $503.0 million, $458.5 million and $468.4 million during the years ended December 31, 2012,  2011 and 2010, respectively.  We also write a modest amount of long-tail treaty reinsurance business, mainly casualty risks, which totaled $71.9 million, $72.0 million and $72.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

The terms of reinsurance contracts we underwrite vary by contract and by type, whether they are excess-of-loss or proportional. We typically provide coverage under excess-of-loss contracts on either an occurrence basis or on an aggregate basis. Some contracts provide coverage on a per risk basis as opposed to a per event basis. Most of our excess-of-loss contracts provide for a reinstatement of coverage following a covered loss event in return for an additional premium.

We manage certain key risks using a combination of CATM, various third-party vendor models and underwriting judgment.  Our three-tiered approach focuses on tracking exposed contract limits, estimating the potential impact of  single and multiple natural catastrophe events, and simulating our yearly net operating result to reflect aggregate underwriting and investment risk.  We seek to refine and improve each of these approaches based on operational feedback. Underwriting judgment involves important assumptions about matters that are inherently unpredictable and beyond our control and for which historical experience and probability analysis may not provide accurate guidance.

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

Excess-of-loss contracts are typically written on a losses occurring basis, which means that they cover losses that occur during the contract term, regardless of when the underlying policies incept. Premiums from excess-of-loss contracts are earned ratably over the contract term, which is ordinarily twelve months.  In contrast, most pro-rata contracts are written on a risks attaching basis, which means that we assume a stated percentage of each original policy that the ceding company writes during the contract term. As a result, the risk period for pro-rata contracts, which extends from the inception date of the first policy bound during the contract term to the termination date of the last policy bound, exceeds the contract term. Premiums from pro-rata contracts are earned over the associated risk periods.

Our Individual Risk Book of Business

We write direct insurance and facultative reinsurance contracts where we insure and reinsure individual risks.  Our individual risk business is currently underwritten by Montpelier Re and Syndicate 5151 and our excess and surplus lines insurance was formerly underwritten by MUSIC.

Excess and surplus lines insurance arises from a segment of the market that allows customers to buy property and casualty insurance through the non-admitted market. It results from the need for insurance coverage that standard carriers (or admitted carriers) have elected not to cover for a variety of reasons. The excess and surplus lines market is not subject to the strict pricing and form regulations applicable to the admitted insurance market, allowing providers to tailor insurance contracts for their customers.

Our gross short-tail direct insurance and facultative reinsurance writings totaled $157.9 million, $147.7 million and $144.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.  We also write long-tail direct insurance and facultative reinsurance business, mainly casualty risks, which totaled $2.5 million, $47.3 million and $35.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Syndicate 5151

Syndicate 5151’s London team underwrites insurance and reinsurance business, mainly property insurance and reinsurance, engineering, marine hull and liability, cargo and specie and specialty casualty risks, with a view to underwriting business that would not normally be accessible to our Bermuda underwriters. This mix of business lines may change from time to time based on market opportunities. Syndicate 5151 also underwrites business generated by MUI, MEAG and PUAL.

MUI, our U.S. Lloyd’s Coverholder, underwrites facultative reinsurance business on behalf of Syndicate 5151.  MUI’s business is produced through two underwriting divisions as follows:

(i)                       the Brokered Property Facultative division of MUI underwrites a portfolio of North American property exposures attaching in a proportional or excess-of-loss position.  A large majority of this business is catastrophe driven, and we rely heavily on our proprietary models to price and aggregate these risks; and

(ii)                    the Direct Property Facultative division of MUI writes predominantly U.S. business that is produced without broker involvement.  The policies typically incorporate low-frequency, high severity risks written on an excess-of-loss basis. Only a small portion of this business is catastrophe driven. This division relies on strong customer relationships developed through prompt and consistent client service.  The Direct Property Facultative division targets large, national carriers as well as regional and specialty carriers writing large property exposures.

PUAL, our former U.K. Lloyd’s Coverholder, underwrites business on behalf of Syndicate 5151 and third parties.  PUAL specializes in financial crime classes of business, but also underwrote specialist contractor business until 2011.

MEAG, our Swiss Coverholder, introduces complementary insurance and reinsurance opportunities from within Continental Europe and Middle Eastern markets to Syndicate 5151 and Montpelier Re.

Blue Water Re

Blue Water Re, as a special purpose insurance vehicle, underwrites property catastrophe reinsurance and related products on a fully-collateralized basis. Since the commencement of its operations in June 2012, Blue Water Re has assumed U.S. wind and earthquake exposures on an excess-of-loss basis.

MUSIC

MUSIC, our former U.S. excess and surplus lines insurer, wrote insurance risks that did not conform to standard insurance lines. These risks were written through select general agents enabling MUSIC to capitalize on the underwriting expertise and the territorial and product knowledge of the producer.

Outwards Reinsurance Protection

We purchase reinsurance from third parties in the normal course of our business in order to manage our exposures.  The amount and type of reinsurance that we purchase varies from year to year and is dependent on a variety of factors, including the cost of a particular reinsurance contract and the nature of our gross exposures assumed.  All of our reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. Our outwards reinsurance purchases consist of excess-of-loss contracts covering one or more lines of business and pro-rata reinsurance with respect to specific lines of business.  We also purchase industry loss warranty policies that provide us with coverage for certain losses we incur, provided they are triggered by events exceeding a specified industry loss size.  In addition, for certain pro-rata contracts that we purchase, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which we net against our gross premiums written and our gross loss and LAE reserves.

We remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements. Under our reinsurance security policy, reinsurers are generally required to be rated “A-”(Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We also consider reinsurers that are not rated or do not fall within the above threshold on a case-by-case basis if adequately collateralized.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

Claims Management

Our personnel oversee and administer claims arising from our insurance and reinsurance contracts, including validating and monitoring claims, posting case reserves and approving payments. Authority for establishing reserves and paying claims is based upon the level and experience of our claims personnel.

Our reinsurance claim specialists work closely with our brokers to obtain specific claims information from ceding companies.  In addition, when necessary, we or an established third-party provider instructed on our behalf perform on-site claims reviews of the claims handling abilities and reserving techniques of ceding companies.  The results of such claims reviews are shared with our underwriters and actuaries to assist them in pricing products and establishing loss reserves.

As a reinsurer, we recognize that a fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to our clients which also enhances our reputation.

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

Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by both an independent loss reserve specialist and an independent registered public accounting firm using generally accepted actuarial principles. The Audit Committee of the Board (the “Audit Committee”) reviews our quarterly and annual reserve analyses.

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and IBNR reserves (which are based on losses that we believe have occurred but for which claims have not yet been reported to us and which may include a provision for expected future development on our case reserves). The process of establishing our loss reserves can be complex and is subject to considerable variability, it requires the use of informed estimates and judgments based on circumstances known at the date of accrual, and is highly dependent on the loss information we receive from our cedants. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as foreign exchange fluctuations and inflation.  Another assumption we must make relates to “loss amplification”, which refers to inflationary and heightened loss adjustment pressure within a local economy that has the potential to occur after a catastrophe loss and which can escalate overall losses.

We believe that our loss and LAE reserves fairly estimate the losses that fall within our assumed coverages.  There can be no assurance, however, that actual losses will not exceed our total established reserves. Our loss and LAE reserve estimates and our methodology of estimating such reserves are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in our consolidated financial results in the period in which they become known.

LINES OF BUSINESS

We categorize our lines of business as follows: (i) Property Catastrophe - Treaty; (ii) Property Specialty - Treaty; (iii) Other Specialty - Treaty; and (iv) Property and Specialty Individual Risk.  Montpelier Re and Syndicate 5151 write each of these lines of business, Blue Water Re currently writes only Property Catastrophe - Treaty business and MUSIC wrote only Property and Specialty Individual Risk business.

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

Our Property Catastrophe reinsurance contracts are typically written on an excess-of-loss basis, which provides coverage to the ceding company when aggregate claims and claim expenses from a single occurrence for a covered peril exceed an amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most of our Property Catastrophe contracts provide the ceding company with an automatic reinstatement of coverage, for which we receive a reinstatement premium. The coverage provided under excess-of-loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all natural” perils, which is the most expansive form, to more limited types such as windstorm-only coverage.

Property Specialty - Treaty

We write Property Specialty reinsurance contracts on either an excess-of-loss or pro-rata basis, which protects the ceding company on its primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single loss. Coverage on an excess of loss basis is usually triggered by a large loss sustained by an individual risk rather than by smaller losses that fall below the specified retention of the reinsurance contract. Coverage on a pro-rata basis may be triggered by individual losses of any size, as reinsurance protection is typically provided on the same basis and attachment as the original insurance policy.

Other Specialty - Treaty

We write Other Specialty reinsurance covering classes such as aviation (including liability), aviation war, engineering, space, marine, personal accident, workers’ compensation, medical malpractice, political violence (which includes terrorism), casualty, credit, surety, crop and other specialty reinsurance business.

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

Our medical malpractice book includes excess treaty reinsurance for physicians, typically single state insurers. We also write a limited amount of professional liability business on both an excess-of-loss and pro-rata basis, and pro-rata treaties covering general liability for municipalities in the U.S.

We have written a number of reinsurance contracts providing coverage for losses arising from acts of terrorism. Most of these contracts exclude coverage protecting against nuclear, biological or chemical attacks. In a number of countries outside of the United States, government-backed schemes or “pools” now exist, which provide coverage for stipulated acts of terrorism.  We reinsure a number of these international terrorism pools.  In the United States, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted to ensure the availability of insurance coverage for certain types of terrorist acts. TRIA established a federal assistance program to help insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism losses and regulates the terms of insurance relating to terrorism coverage. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted, extended TRIA’s expiration from December 31, 2007 to December 31, 2014.  The most notable change was the removal of the references to foreign persons or entities, thereby requiring insurers to make coverage available for both foreign and domestic forms of terrorism.

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

Through MUSIC, we also underwrote certain insurance risks, referred to as excess and surplus lines, coverage which is not available from state licensed insurers (called admitted insurers) and must be purchased from a non-admitted carrier. These risks, primarily smaller commercial property and casualty risks, were written through select general agents.  These risks involved specialized treatment with respect to coverage, forms, price and other policy terms.

GROSS PREMIUMS WRITTEN

By Line of Business and Segment

The following tables present our gross premiums written, by line of business and reportable segment, during the years ended December 31, 2012, 2011 and 2010:

(Millions) Year Ended December 31, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$332.8	$10.9	$2.4	$—	$3.9	$350.0
Property Specialty - Treaty	47.5	6.1	—	—	—	53.6
Other Specialty - Treaty	70.4	82.1	—	—	—	152.5
Property and Specialty Individual Risk	29.8	146.9	—	2.5	—	179.2
Total gross premiums written	$480.5	$246.0	$2.4	$2.5	$3.9	$735.3

(Millions) Year Ended December 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$289.4	$33.1	$—	$(12.7)	$309.8
Property Specialty - Treaty	45.0	9.2	—	—	54.2
Other Specialty - Treaty	77.7	76.7	—	(0.3)	154.1
Property and Specialty Individual Risk	34.4	114.5	59.7	(1.2)	207.4
Total gross premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5

(Millions) Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$268.0	$36.3	$—	$(12.4)	$291.9
Property Specialty - Treaty	46.2	23.1	—	—	69.3
Other Specialty - Treaty	104.7	66.2	—	—	170.9
Property and Specialty Individual Risk	35.2	105.7	48.3	(1.3)	187.9
Total gross premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0

(1)          Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which are eliminated in consolidation.

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

We seek to build long-term relationships with brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized insurance and reinsurance solutions to their clients; and (iii) timely payment of claims.  Brokers receive compensation, typically in the form of a commission, based on negotiated percentages of the premium they produce and the performance of other necessary services.  Brokerage costs constitute a significant portion of our insurance and reinsurance acquisition costs.

We monitor our broker concentrations on a company-wide basis rather than by reportable segment.

The following table sets forth a breakdown of our gross premiums written by broker:

	Year Ended December 31,
($ in millions)	2012		2011		2010

Aon Corporation	$192.1	26%	$170.5	24%	$185.4	26%
Marsh & McLennan Companies, Inc.	158.3	22	169.8	23	194.6	27
Willis Group Holdings Limited	109.9	15	87.6	12	100.1	14
All other brokers	253.6	34	210.3	29	157.6	22

Gross premiums written through brokers	713.9	97	638.2	88	637.7	89

Gross premiums not written through brokers	21.4	3	87.3	12	82.3	11

Total gross premiums written	$735.3	100%	$725.5	100%	$720.0	100%

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers, with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 63% of our gross premiums written for the year ended December 31, 2012.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors” contained in Item 1A herein.

By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.  We monitor our geographic exposures on a company-wide basis rather than by segment.

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured:

	Year Ended December 31,
($ in millions)	2012		2011		2010

U.S. and Canada	$351.7	48%	$336.3	46%	$356.4	49%
Worldwide (1)	231.5	31	239.2	33	192.2	27
Western Europe, excluding U.K. and Ireland	30.7	4	27.8	4	40.8	6
Japan	27.5	4	23.6	3	19.0	3
U.K. and Ireland	24.1	3	18.9	3	36.7	5
Worldwide, excluding U.S. and Canada (2)	23.1	3	38.3	5	26.5	4
Other	46.7	7	41.4	6	48.4	6

Total gross premiums written	$735.3	100%	$725.5	100%	$720.0	100%

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

The following information presents: (i) our loss and LAE reserve development over the preceding ten years (the “Loss Table”); and (ii) a reconciliation of reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

The Loss Table represents the development of our loss and LAE reserves from 2002 through 2012.  The top line of the table shows the gross loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves, both case and IBNR, arising in the current year and all prior years that are unpaid at the balance sheet date. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative net redundancy” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the third line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

The Loss Table does not reflect any loss development relating to MUSIC for periods prior to November 2007, the date we acquired that company. See “MUSIC Sale Considerations” contained in Item 1 herein.

	Consolidated Loss and LAE Reserves
	Years ended December 31,
(Millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

ENDING UNPAID LOSS AND LAE RESERVES:

Gross balance	$146.0	$249.8	$549.5	$1,781.9	$1,089.2	$860.7	$808.9	$680.8	$784.6	$1,077.1	$1,112.4
Less: reinsurance recoverables on unpaid losses	(16.7)	(7.7)	(94.7)	(305.7)	(197.3)	(152.5)	(122.9)	(69.6)	(62.4)	(77.7)	(102.7)
Net liability	129.3	$242.1	$454.8	$1,476.2	$891.9	$708.2	$686.0	$611.2	$722.2	$999.4	$1,009.7

CUMULATIVE NET LIABILITY PAID:

1 year later	$23.2	$41.3	$214.2	$716.1	$335.2	$192.5	$182.8	$115.8	$175.5	$239.2
2 years later	35.9	87.3	309.7	1,026.5	480.3	304.4	262.0	191.8	261.4
3 years later	52.5	109.1	325.2	1,150.4	570.9	330.6	318.7	240.1
4 years later	53.7	114.1	334.1	1,229.7	588.3	354.9	357.9
5 years later	56.2	117.0	353.2	1,243.6	608.2	372.3
6 years later	56.2	117.2	356.5	1,259.9	622.9
7 years later	56.3	117.7	359.5	1,271.2
8 years later	57.3	117.7	360.4
9 years later	57.3	117.9
10 years later	57.3

NET LIABILITY RE-ESTIMATED:

1 year later	$71.9	$144.5	$437.7	$1,452.4	$855.5	$604.1	$610.3	$501.9	$632.9	$912.0
2 years later	61.6	131.8	407.8	1,447.7	783.1	555.7	552.5	450.8	607.1
3 years later	61.5	130.7	400.3	1,398.4	764.4	518.6	521.8	440.0
4 years later	59.2	129.4	390.6	1,383.4	737.9	495.7	514.3
5 years later	59.2	128.0	385.4	1,364.7	715.6	491.6
6 years later	58.4	126.1	384.1	1,349.5	707.5
7 years later	57.7	123.1	378.7	1,343.8
8 years later	58.0	120.7	376.0
9 years later	57.9	121.2
10 years later	58.0
CUMULATIVE NET REDUNDANCY	$71.3	$120.9	$78.8	$132.4	$184.4	$216.6	$171.7	$171.2	$115.1	$87.4

RECONCILIATION OF NET LIABILITY RE-ESTIMATED AS OF THE END OF THE LATEST RE-ESTIMATION PERIOD:

Gross re-estimated liability	$60.6	$127.2	$502.4	$1,653.6	$879.2	$608.8	$601.6	$514.7	$663.1	$982.6	$—

Less: re-estimated reinsurance recoverable	(2.6)	(6.0)	(126.4)	(309.8)	(171.7)	(117.2)	(87.3)	(74.7)	(56.0)	(70.6)	—

Net re-estimated liability	$58.0	$121.2	$376.0	$1,343.8	$707.5	$491.6	$514.3	$440.0	$607.1	$912.0	$—
CUMULATIVE GROSS REDUNDANCY	$85.4	$122.6	$47.1	$128.3	$210.0	$251.9	$207.3	$166.1	$121.5	$94.5	$—

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

INVESTMENTS, CASH AND CASH EQUIVALENTS AND INVESTMENT-RELATED DERIVATIVES

Investments

Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) adequate liquidity, (iii) financial strength and stability; and (iv) regulatory and legal compliance.  While we oversee all of our investment activities, the portfolio is actively managed by a number of registered investment advisors.  Our investment advisors adhere to an investment policy and guidelines developed by senior management, as approved by the Finance Committee of the Board (the “Finance Committee”), which specify minimum criteria regarding the credit quality and liquidity characteristics of the portfolio as well as the use of certain derivative instruments. These guidelines also set limitations on the size of certain holdings, as well as the types of securities and industries in which the portfolio can be invested.

The Finance Committee also oversees our investment activities and reviews compliance with our investment objectives and guidelines. These objectives and guidelines stress diversification of risk, capital preservation, market liquidity and stability of portfolio income. Our investment advisors have the discretion to invest our assets as they see fit, provided that they comply with our objectives and guidelines.

The current components of our investment portfolio are as follows:

Fixed Maturity Investments.  As a provider of insurance and reinsurance for natural and man-made catastrophes, we could be required to pay significant losses on short notice.  As a result, our asset allocation is predominantly oriented toward high-quality, fixed maturity securities with a short average duration. Our asset allocation is designed to reduce our sensitivity to interest rate fluctuations and provide adequate liquidity for the settlement of our expected liabilities. As of December 31, 2012, our fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.3 years.  As of December 31, 2012, our fixed maturities, which totaled $2,738.6 million, comprised 94% of our total investment portfolio.

Equity Securities.  Over longer time horizons, we believe that modest investments in equity securities can enhance our investment returns.  Our equity investment strategy is expected to maximize our risk-adjusted total return through investments in a variety of equity and equity-related instruments with a focus on value investing.  As of December 31, 2012, our equity securities, which totaled $40.9 million, comprised 1% of our total investment portfolio.

Other Investments.  Our other investments consist of our investment in the BCGR Listed Fund, limited partnership interests, private investment funds, event-linked securities (“CAT Bonds”) and certain derivative instruments.  As of December 31, 2012, our other investments, which totaled $138.5 million, comprised 5% of our total investment portfolio.

As of December 31, 2012, we had unfunded commitments to invest $14.8 million into three separate private investment funds.

Cash and Cash Equivalents

Our cash and cash equivalents consist of cash and fixed income securities with maturities of less than three months from the date of purchase.  Our unrestricted cash and cash equivalent balances consist of: (i) amounts held to pay our operating expenses and certain losses that become due for payment on short notice; (ii) undeployed cash and cash equivalents held by our investment advisors; and (iii) funds held to meet any other obligations and contingencies, including our unfunded investment commitments, unsettled purchases of investments and Blue Water Re’s collateral requirements as a special purpose insurance vehicle.  As of December 31, 2012, we held $330.8 million in unrestricted cash and cash equivalents.

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

MUSIC SALE CONSIDERATIONS

On December 31, 2011, we completed the MUSIC Sale, received total proceeds of $54.9 million therefrom and recorded a gain on the sale of $11.1 million, which is net of $1.0 million in expenses related to the transaction. At the time of the MUSIC Sale, MUSIC had 44 employees, all of whom were retained by Selective.

In connection with this transaction, we have either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.  These protections were effected through the following arrangements, each of which became effective as of the closing date:

(i)                       we amended and increased the MUSIC Quota Share from 75% to 100% which had the effect of ceding the majority of MUSIC’s unearned premiums at December 31, 2011 to Montpelier Re;

(ii)                    we entered into a Loss Development Cover (the “Loss Development Cover”) with MUSIC which had the effect of ensuring that MUSIC’s net loss and LAE reserves relating to retained business written on or prior to December 31, 2011 (that business not otherwise covered by the MUSIC Quota Share) remain adequate. Under the Loss Development Cover, any future adverse development associated with such retained reserves will be protected by Montpelier Re and any future favorable development associated with such retained reserves will benefit Montpelier Re; and

(iii)                 we provided Selective with an indemnification which had the effect of guaranteeing each of the contractual arrangements (those with MUSIC and/or Selective) of Montpelier Re U.S. Holdings Ltd., as MUSIC’s seller, and Montpelier Re, as MUSIC’s primary reinsurer.

During 2012 we assumed $2.5 million of MUSIC’s premium writings, which represented: (i) policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011; and (ii) additional audit premiums relating to policies written on or prior to December 31, 2011. We may be required to assume additional MUSIC premium writings in future periods, but we do not expect such additional writings to be significant.

As of December 31, 2012 and 2011, Montpelier Re had remaining loss and LAE reserves of $43.5 million and $44.7 million, respectively, under the MUSIC Quota Share.

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

As of December 31, 2012, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $2.7 million (the “Acquired Reserves”).  As protection against these liabilities, MUSIC continues to hold a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO (the “GAINSCO Indemnity”) covering any adverse development from its past business.

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

RATINGS

Financial Strength Ratings

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders.  Therefore, ceding companies often require their reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  Montpelier Re and Syndicate 5151 (through Lloyd’s) each maintain financial strength ratings from one or more independent rating agencies, including A.M. Best, Standard & Poor’s and Fitch Ratings Ltd., as discussed below.

The financial strength ratings of Montpelier Re and Syndicate 5151 are not evaluations directed to the investment community with regard to Common Shares, Preferred Shares or debt securities or a recommendation to buy, sell or hold such securities. Montpelier Re and Syndicate 5151’s financial strength ratings may be revised or revoked at the sole discretion of the independent rating agencies.

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

Montpelier Re’s ability to underwrite business is dependent upon its financial strength rating as evaluated by these independent rating agencies. In the event that Montpelier Re is downgraded below “A-” by A.M. Best or Standard & Poor’s, we believe our ability to write business through Montpelier Re would be adversely affected. In the normal course of business, we evaluate Montpelier Re’s capital needs to support the amount of business it writes in order to maintain its financial strength ratings.

A downgrade of Montpelier Re’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with us. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or below “A-” by Standard and Poor’s constitutes grounds for cancellation. A downgrade of Montpelier Re’s A.M. Best financial strength rating below “B++”, would constitute an event of default under our secured letter of credit facilities. Either of these events could adversely affect our ability to conduct business.

At our request, in June 2009 Moody’s Investors Services (“Moody’s”) withdrew its financial strength rating of Montpelier Re.  Immediately prior to this withdrawal, Moody’s had reaffirmed Montpelier Re’s “Baa1” rating (Adequate, with a positive outlook).

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

A downgrade of Lloyds’ A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with us. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation.

At our request, in November 2011 Standard & Poor’s withdrew its interactive Lloyd’s Syndicate Assessment rating of Syndicate 5151.  Immediately prior to this withdrawal, Standard & Poor’s had reaffirmed Syndicate 5151’s “3-” rating (Average Dependency, with a positive outlook).

Blue Water Re

Blue Water Re does not operate with a financial strength rating and, alternatively, fully collateralizes its reinsurance obligations.

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

Our current ERM rating, as issued by Standard & Poor’s, is “Strong”, which is the second highest of six Standard & Poor’s ERM ratings.

COMPETITION

We compete with other Bermuda and international insurers and reinsurers and certain underwriting syndicates and insurers, many of which have greater financial, marketing and management resources than we do. We consider our primary competitors to include: Everest Re Group, Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd. and RenaissanceRe Holdings Ltd. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

Competition in the insurance and reinsurance industry has increased in recent years as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market share through: (i) organic growth; (ii) mergers and acquisitions; (iii) reorganization activities; (iv) insurance vehicles; (v) the issuance of insurance-linked securities; (vi) the establishment of public and private reinsurance funds and other third party capital structures.

Competition in the types of business that we underwrite is based on many factors, including: (i) premiums charged and other terms and conditions offered; (ii) quality of services provided; (iii) financial strength ratings assigned by independent rating agencies; (iv) speed of claims payment; (v) reputation; (vi) perceived financial strength, and (vii) the experience of the underwriter in the line of insurance or reinsurance to be written.

Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms, which could adversely impact our growth and profitability.

REGULATION

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re and Blue Water Re are regulated by the Bermuda Monetary Authority (the “BMA”).  Syndicate 5151 and MUAL remain subject to regulation by the U.K. Financial Services Authority (the “FSA”) until its scheduled dissolution on April 1, 2013, thereafter, Syndicate 5151 and MUAL will be subject to regulation by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”).  MUAL and MCL are also regulated by the Council of Lloyd’s.  MUI and MEAG are approved by Lloyd’s as Coverholders for Syndicate 5151 and MEAG is registered with the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates both insurance and reinsurance activities in Bermuda and provides that no person may carry on any such business in or from within Bermuda unless duly registered by the BMA. The Company, as a holding company, is not subject to Bermuda insurance regulations.

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information from and the production of documents by, and intervene in the affairs of insurance and reinsurance companies.  The BMA continues to make amendments to the Insurance Act with a view to enhancing Bermuda’s insurance and reinsurance regulatory regime.

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance and reinsurance companies.  As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer or reinsurer is used to determine the limitations and specific requirements that may be imposed.  Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits.

Certain significant aspects of Bermuda’s insurance and reinsurance regulatory framework are set forth as follows:

Classification of Insurers

The Insurance Act distinguishes between insurers and reinsurers carrying on long-term business and insurers and reinsurers carrying on general business.

Montpelier Re is registered as a Class 4 insurer, meaning that it is licensed to write a broad array of insurance and reinsurance contracts.  Class 4 insurers are subject to greater regulatory stringency than other classes of Bermuda insurers and have a minimum capital and surplus requirement of $100 million.

Blue Water Re is registered as a Special Purpose Insurer, meaning that its insurance and reinsurance contracts must be fully-collateralized and the parties to the transactions must be sophisticated. Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.

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

Montpelier Re’s principal office is located at Montpelier House, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda. Christopher T. Schaper, Montpelier Re’s President, has been appointed by Montpelier Re’s Board of Directors as its principal representative and has been approved by the BMA.

Blue Water Re’s principal office is located at Montpelier House, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda.  BCIML has been appointed by Blue Water Re’s Board of Directors as its principal representative and has been approved by the BMA.

Mr. Schaper has also been appointed as the group representative for the Company, including Montpelier Re as the Company’s designated insurer.  See “Group Supervision”.

Independent Approved Auditor

Montpelier Re must appoint an independent auditor who will audit and report annually on its statutory financial statements and statutory financial return, both of which are required to be filed annually with the BMA.  Montpelier Re’s independent auditor must be, and has been, approved by the BMA.

Blue Water Re has recently submitted an application to the BMA which, if approved, will permit Blue Water Re to submit unaudited management accounts to the BMA in lieu of audited stand-alone GAAP or statutory accounts.

Loss Reserve Specialist

Montpelier Re is required to submit an opinion of its approved loss reserve specialist with its annual statutory financial return in respect of its losses and loss expenses provisions.  The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA.

Blue Water Re is not required to obtain a loss reserve opinion.

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

Annual Statutory Financial Return

Montpelier Re is required to file a statutory financial return with the BMA no later than four months after its financial year end (unless specifically extended by the BMA).  The statutory financial return for a Class 4 insurer includes, among other things, a report of the approved independent auditor on the statutory financial statements, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist in respect of the loss and loss expense provisions and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer or reinsurer certifying that the minimum solvency margin and the minimum liquidity ratio have been met and must further certify whether the insurer or reinsurer complied with the conditions attached to its certificate of registration.  The independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act.  If an insurer’s or reinsurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Enhanced Capital Requirement (“ECR”), Minimum Solvency Margin (“MSM”) and Restrictions on Dividends and Distributions

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”), which, among other things, mandate that a Class 4 insurer’s ECR be calculated by either (a) the BMA’s model set out in Schedule 1 to the Rules, or (b) an internal capital model that the BMA has approved for use for this purpose.  These measures are an integral part of the BMA’s ongoing Solvency II equivalence program for Bermuda Class 4 insurance companies.

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

Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, beginning in 2013, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s or reinsurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers or reinsurers operate at or above a threshold capital level (termed the Target Capital Level or “TCL”), which exceeds the BSCR or approved internal model minimum amounts.  The Rules provide prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding, the MSM. The CSR is the return setting out the insurer’s or reinsurer’s risk management practices and other information used by the insurer or reinsurer to calculate its approved internal model ECR.  The capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to, or exceeding, ECR and set TCL at 120% of ECR.  In circumstances where an insurer or reinsurer has failed to comply with an ECR given by the BMA, such insurer or reinsurer is prohibited from declaring or paying any dividends until the failure is rectified.

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

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re.  The declaration of dividends in any year that would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA.  Additionally, annual distributions that would result in a reduction of the prior year-end balance of statutory capital (defined as an insurer’s Statutory Capital and Surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA.

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

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, insurance and reinsurance balances receivable and funds held by ceding reinsurers.  There are certain categories of assets that, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.  The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

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

The BMA may also make rules prescribing prudential standards in relation to ECR, CSRs, insurance reserves and eligible capital with which Montpelier Re must comply. Montpelier Re may make an application to be exempted from such rules.

Bermuda Code of Conduct

The BMA has implemented an insurance code, the Insurance Code of Conduct (the “Bermuda Code of Conduct”), which came into effect in 2010. The BMA established July 1, 2011 as the date of compliance for commercial insurers.  The Bermuda Code of Conduct is divided into six categories: (i) Proportionality Principle; (ii) Corporate Governance; (iii) Risk Management; (iv) Governance Mechanism; (v) Outsourcing; and (vi) Market Discipline and Disclosure.  These categories contain the duties, requirements and compliance standards to which all insurers and reinsurers must adhere. The Bermuda Code of Conduct stipulates that in order to achieve compliance, insurers and reinsurers are to develop and apply policies and procedures capable of assessment by the BMA. Montpelier Re believes that is in compliance with the Bermuda Code of Conduct.

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

Failure to give any required notice is an offense under the Insurance Act.

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

Blue Water Re is required to notify the BMA of each reinsurance contract it writes.

Certain Other Bermuda Law Considerations

Although the Company, Montpelier Re and Blue Water Re are incorporated in Bermuda, each is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to their non-resident status, the Company, Montpelier Re and Blue Water Re may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on their ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda.

U.K. Regulation

We participate in the Lloyd’s market through Syndicate 5151, which is managed by MUAL. Under the Financial Services Act 2012, Syndicate 5151 and MUAL remain subject to regulation by the FSA until its scheduled dissolution on April 1, 2013.  Thereafter, Syndicate 5151 and MUAL will be subject to regulation by the PRA and the FCA.

Ahead of the launch of the new bodies, the U.K. Government expects to introduce secondary legislation that will, among other matters, set out how regulated activities will be divided between the new authorities and establish new threshold conditions that firms must satisfy to become and remain authorized as a financial services firm.

The PRA, which will be a subsidiary of the Bank of England, will become responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers and investment banks. The PRA will have the responsibility for promoting the safety and soundness of Lloyd’s and its members taken together, including the Lloyd’s Central Fund, and the prudential regulation of managing agents.

The FCA will become responsible for regulation of conduct in financial markets and the infrastructure that supports those markets. The FCA will also have responsibility for the prudential regulation of firms that do not fall under the PRA’s scope. The FCA will regulate Lloyd’s and its managing agents and, on a prudential and conduct basis, its members’ agents, advisors and brokers. Particular conduct issues include the management of the auction whereby members can buy and sell syndicate capacity and the handling of policyholders’ complaints.

The PRA and the FCA will form a supervisory college for Lloyd’s and will maintain arrangements with Lloyd’s in support of their activities. They will also have powers of direction over Lloyd’s and are expected to consult with each other in the exercise of such powers.

The Council of Lloyd’s is responsible under the Lloyd’s Act 1982 for the management and supervision of Lloyd’s, including its members, syndicates and managing agents, and has rule-making and enforcement powers. The Council of Lloyd’s may discharge some of its functions directly by making decisions and issuing resolutions, requirements, rules and byelaws. Other decisions are delegated to the Lloyd’s Franchise Board and associated committees. The PRA and FCA will, when relevant, coordinate with each other and Lloyd’s over its use of enforcement powers.

MCL, Syndicate 5151’s sole corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2012, 2011 and 2010 was £180 million.

As the corporate underwriting member of Lloyd’s, MCL is bound by the rules of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules, among other matters, prescribe MCL’s membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation in Lloyd’s syndicates.

Under the regulatory regime established by the FSA, managing agents have been required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions and calculate the level of capital required to support the underwriting of the syndicates that they manage. They are also subject to minimum solvency tests established by Lloyd’s and are required to conduct their business according to eleven core regulatory principles, to which all firms regulated by the FSA have been subject. The FSA and the Council of Lloyd’s previously entered into an agreement by which the Council of Lloyd’s undertakes primary supervision of managing agents in relation to certain aspects of the FSA’s regulatory regime. This arrangement was intended to minimize duplication of supervision. Similar arrangements are expected to evolve between the PRA and the FCA and the Council of Lloyd’s in due course.

The Council of Lloyd’s supervises Coverholders such as MEAG and MUI as part of its statutory role in managing and supervising the Lloyd’s market. This supervision is carried out through the approval process and then through Lloyd’s ongoing supervision of all approved Coverholders.  Local regulators may require Lloyd’s to demonstrate that it has control over, and responsibility for, the business carried out by Coverholders under the terms of Lloyd’s authorization in that jurisdiction.  Nonetheless, the primary responsibility for the supervision of Coverholders and binding authorities on a day-to-day basis rests with Lloyd’s managing agents, which in our case is currently MUAL.

Each corporate or individual member of Lloyd’s is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s to support its participation on Lloyd’s syndicates. These assets are known as a member’s “Funds at Lloyd’s”.  Funds at Lloyd’s requirements are calculated according to a minimum capital resources requirement, which is assessed at the syndicate level by Lloyd’s and at the level of the Lloyd’s market as a whole by the FSA. This requirement is similar in effect to a required solvency margin.

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. In the case of Syndicate 5151’s 2012 underwriting year of account, MUAL carried out a syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the FSA under the Individual Capital Adequacy Standards (“ICAS”) regime in force under Solvency I. In the case of Syndicate 5151’s 2013 underwriting year of account, MUAL also carried out a Solvency Capital Requirement (“SCR”) assessment in addition to the ICA, utilizing the Syndicate’s own Lloyd’s approved internal model according to Solvency II principles, which was subsequently reconciled to the ICA.

Both the ICA and SCR evaluate the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assess the amount of capital that syndicate members should hold against those risks. As a result of the delay in the implementation of Solvency II, an interim capital resources regime based on a combination of the ICA and SCR assessments known colloquially as “ICAS plus” is to be applied by the FSA and its successor bodies. Effectively, the ICAS requirements will be satisfied through the use of the approved internal model to generate an SCR utilizing Solvency II principles.

Lloyd’s reviews each syndicate’s ICA or SCR annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift to the overall market capital resources requirement produced by the ICA or SCR, and each syndicate is allocated its proportion of the uplift.  The aggregate amount is known as a syndicate’s Economic Capital Assessment, which is used by Lloyd’s to determine the syndicate’s required Funds at Lloyd’s.

At market level, Lloyd’s is required to demonstrate to the FSA and its successor bodies, that each member’s capital resources requirement is met by that member’s capital resources made available to Lloyd’s, which for this purpose comprises its Funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund. In this regard, the FSA and its successor bodies may monitor the solvency of the Lloyd’s market as a whole.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, vary the amount of a member’s Funds at Lloyd’s requirement (or alter the ways in which those funds may be invested). The exercise of any of these powers may reduce the amount of premium which a member is allowed to accept for its account in an underwriting year and/or increase a member’s costs of doing business at Lloyd’s. As a consequence, the member’s ability to achieve an anticipated return on capital during that year may be compromised.

Each syndicate is required to submit a business plan to Lloyd’s on an annual basis, which is subject to the review and approval of the Lloyd’s Franchise Board. The Franchise Board is the managing agents’ principal interface with the Council of Lloyd’s. The main goal of the Franchise Board is to seek to create and maintain a commercial environment at Lloyd’s in which underwriting risk is prudently managed while providing maximum long-term returns to capital providers.

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

Underwriting losses incurred by a syndicate during an underwriting year must be paid according to the links in the Lloyd’s chain of security. Claims must be funded first from the member’s premiums trust fund (which is held under the control of the syndicate’s managing agent), second from a cash call made to the corporate name and third from member’s Funds at Lloyd’s. In the event that any member is unable to pay its debts owed to policyholders from these assets, such debts may, at the discretion of the Council of Lloyd’s, be paid by the Lloyd’s Central Fund.

Syndicate 5151’s contribution to the Lloyd’s Central Fund, which is available to satisfy claims if a member of Lloyd’s is unable to meet its obligation to policyholders and is funded annually by members, was determined by Lloyd’s to be 0.5% of Syndicate 5151’s written premiums with respect to 2012, 2011 and 2010.  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.

Lloyd’s also imposes other charges to its members and the syndicates on which they participate, including an annual subscription charge of 0.5% of written premiums and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.

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

In 2010 Montpelier Re established a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) as a means of providing statutory credit to Montpelier Re’s cedants.  As of December 31, 2012, Montpelier Re was granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.

A number of states in the U.S. have considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  During 2011, Montpelier Re became authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York. Montpelier Re also intends to monitor and, where possible, take advantage of reduced collateral statutes as and when they may be adopted in other states.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.

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

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary but is not subject to any minimum solvency requirements.

Solvency II

Solvency II is a fundamental review of the capital adequacy regime for the European Union (“EU”) insurance industry. It aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the solvency requirements currently in effect in member states. Legislative process delays in finalizing Solvency II’s framework details suggest that its implementation date is likely to be postponed until at least January 2016, however, no formal determination has been made.

Montpelier Re and Syndicate 5151 are both affected by Solvency II. Montpelier Re is affected by the BMA’s Solvency II equivalence program for Bermuda Class 4 insurance companies and by the application of Solvency II to European entities ceding business to Montpelier Re. Syndicate 5151 is affected as a result of its authorization by the FSA and its successor bodies within the EU.

In accordance with Solvency II, insurers and reinsurers are expected to seek approval from the relevant supervisory authority to use an internal model for the purpose of setting required capital. Absent an approved internal model, the capital requirements of insurers and reinsurers will be established using a standard formula which, for Montpelier, would be more punitive. In the case of Montpelier Re, the supervisory authority is the BMA under its equivalence regime. In the case of Syndicate 5151, the supervisory authority is the FSA and its successor bodies under the U.K. and EU regimes.

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

Montpelier Re and Syndicate 5151 have each developed (and continue to refine) their internal models for the purpose of setting their respective capital levels in accordance with Solvency II.  Beginning in 2013, Montpelier Re may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. Syndicate 5151’s internal model, which was approved by Lloyd’s during 2012, was used in support of the assessment of its 2013 capital requirements.

EMPLOYEES

As of December 31, 2012, we had 174 full-time employees worldwide. None of our employees is subject to a collective bargaining agreement and we know of no current efforts to implement such agreements.

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

Item 1A.  Risk Factors

Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

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

The extent of losses from catastrophes is a function of the frequency of such loss events, the total amount of insured exposure in the area affected by each event and the severity of the events.  Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal period and adversely affect our financial condition.  Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our capital.

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

We may not maintain favorable financial strength ratings, which could adversely affect our ability to conduct business.

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

Rating agencies periodically evaluate us to determine whether we continue to meet the criteria of the ratings previously assigned to us.  A downgrade or withdrawal of our (or Lloyds’) financial strength ratings could limit or prevent us from writing new insurance or reinsurance contracts or renewing existing contracts, which could have a material adverse effect on our financial condition and results of operations.

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

We market our reinsurance worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 63% of our gross premiums written for the year ended December 31, 2012.

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

In addition, coverage disputes are common within the insurance and reinsurance industry.  For example, a reinsurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the determination and quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from a reinsurer may, in part, be determined by the judgmental allocation of damage among the events. Given the magnitude of the amounts at stake involved with a catastrophic event, these types of judgment occasionally necessitate third-party resolution. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.

Our loss and LAE reserves may be inadequate to cover our ultimate liability for losses and LAE and, as a result, our financial results could be adversely affected.

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

Our approach to risk management, and our estimates of net impact from single event losses such as those provided in Item 7 herein, rely on subjective variables that entail significant uncertainties.  For example, in our treaty reinsurance business, the effectiveness of our reinsurance contract zonal limits in managing risk depends largely on the degree to which an actual event is confined to the zone in question and our ability to determine the actual location of the risks insured.  Moreover, in the treaties we write, the definition of a single occurrence may differ from policy to policy and the legal interpretation of a policy’s various terms and conditions following a catastrophic event may be different than we envisioned at its inception.  For these and other reasons, there can be no assurance that our actual net aggregate reinsurance treaty limits by zone, or our net impact from single event loss by return period, will not exceed the Natural Catastrophe Risk Management disclosures provided in Item 7 herein.

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

Worldwide capital markets and general economic conditions, which may change suddenly and dramatically, could adversely affect the value of our investment portfolio.

Our investment portfolio consists of fixed maturity investments, equity securities and other investments, including our investments in limited partnership interests and private investment funds, the BCGR Listed Fund and event linked securities. We also invest in various investment-related derivatives as part of our investing activities. Our primary investment focus is to maximize risk-adjusted total returns while maintaining adequate liquidity.  Since investing entails substantial risks, we cannot assure you that we will achieve our investment objectives and our investment performance may vary substantially year-to-year.

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

For example, during 2008, difficult conditions worldwide in the capital markets, and in worldwide economies generally, adversely affected our business and results of operations. These unfavorable and uncertain conditions originated, in large part, from difficulties encountered in the mortgage and broader credit markets in the U.S. and elsewhere and resulted in a sudden decrease in the availability of credit, a corresponding increase in borrowing costs and an increase in residential mortgage delinquencies and foreclosures.  As a result, many issuers of such securities and the financial guarantors of such securities experienced a sudden deterioration in credit quality which caused both a decline in liquidity and prices for these types of securities.  These factors resulted in broad and significant declines in the fair value of fixed income and equity securities worldwide, including investment securities held in our investment portfolio and our investment-related derivatives.

Although worldwide capital markets have largely improved since the events of 2008, they remain volatile due to uncertainty over the availability and cost of credit, inflation, deflation, real estate and mortgage markets, risks associated with global sovereign entities (including emerging markets), the stability of banks and other financial institutions, solvency risks of state and local municipalities and stresses evident in European markets. In addition, continued political friction in the U.S. over debt and spending thresholds and revenue policy could result in a further downgrade of its credit rating, which could adversely impact worldwide capital markets.

To the extent that worldwide capital markets and general economic conditions deteriorate from current levels, the value of our investment portfolio could be adversely impacted.

As a Bermuda company, we may be unable to attract and retain staff.

Many of our employees, including the majority of our executive officers, are employed in Bermuda.  Although to-date we have been successful in recruiting employees in Bermuda, this location may be an impediment to attracting and retaining experienced personnel, particularly if we are unable to secure Bermuda work permits. In addition, Bermuda is currently a highly-competitive location for qualified staff making it harder to retain employees.

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

It is possible that insurance policies we have in place with third-parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems. Furthermore, we have not secured insurance coverage designed to specifically protect us from an economic loss resulting from such events.

Although we have never experienced any known or threatened cases involving unauthorized access to our information technology systems or unauthorized appropriation of the data contained within such systems, we have no assurance that such technology breaches will not occur in the future.

The Company is dependent upon dividends or distributions from its operating subsidiaries.

The Company (as a holding company) has no substantial operations of its own and relies primarily on cash dividends and/or distributions from its operating subsidiaries to pay its operating expenses, interest on its debt and dividends to its holders of Common Shares and Preferred Shares. Furthermore, our insurance and reinsurance operations are highly regulated by authoritative bodies in Bermuda, the U.K., and Switzerland, and the various laws and regulations to which they are subject in these jurisdictions limit the declaration and payment of dividends and/or distributions to their parent.

The Companies Act limits the Company’s and Montpelier Re’s (the Company’s principal operating subsidiary) ability to pay dividends and/or distributions to its shareholders in that neither the Company nor Montpelier Re is permitted to declare or pay a dividend or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities.

The inability of our insurance and reinsurance operating subsidiaries to pay dividends and/or distributions in an amount sufficient to enable the Company to meet its holding company cash obligations could have a material adverse effect on us.

We cannot assure you that we will declare or pay future dividends on Common Shares and Preferred Shares.

Although the Company has a long history of declaring and paying dividends to holders of Common Shares and Preferred Shares, we cannot provide assurance that the Company will declare or pay such dividends in the future. Any determination to declare and pay future dividends to holders of Common Shares and Preferred Shares will be at the discretion of the Board and will be dependent upon: (i) our financial position, results of operations, cash flows and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory limitations; (iv) any contractual restrictions; and (v) any other factors the Board deems relevant.

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

We may need to raise additional capital in the future, through the issuance of debt, additional common or preferred equity or hybrid securities, in order to, among other things: (i) write new business; (ii) pay significant losses; (iii) respond to, or comply with, any changes in the capital requirements that regulators or rating agencies use to evaluate us; (iv) acquire new businesses; (v) invest in existing businesses; or (vi) refinance our existing obligations.

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

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, MCL and MUSL and the Swiss franc is the functional currency for the operations of MEAG. In addition, we write a portion of our business, receive premiums and pay losses in foreign currencies and may maintain a portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. We may experience net foreign exchange losses to the extent our foreign currency exposure is not successfully managed or otherwise hedged, which in turn could adversely affect our financial condition and results of operations.

Competition may reduce our operating margins.

Competition in the insurance and reinsurance industry has increased in recent years as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market share through: (i) organic growth; (ii) mergers and acquisitions; (iii) reorganization activities; (iv) collateralized sidecars; (v) the issuance of insurance-linked securities; and (vi) the establishment of public and private reinsurance funds and other third party capital structures.  As the industry evolves, competition for customers may become more intense and the importance of acquiring and properly servicing each customer will grow. As a result, we could incur greater future expenses relating to customer acquisition and retention, which could reduce our operating margins.

We currently compete, and will continue to compete, with other Bermuda and international insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. We also compete with several other Bermuda-based reinsurers that write reinsurance and that target the same market as we do and utilize similar business strategies, and many of these companies currently have more capital. We also compete with capital markets participants such as investment banks and investment funds that access business in securitized form or through special purpose vehicles or derivative transactions. As new insurance and reinsurance vehicles are formed and established competitors raise additional capital, any resulting increase in competition could affect our ability to attract or retain business or to write business at rates sufficient to cover our costs, including any resulting losses. If competition limits our ability to write new business and renew existing business at adequate rates, our future financial performance may be adversely affected.

Regulation may restrict our ability to operate.

Our insurance and reinsurance operations are subject to regulation under Bermuda, U.S., U.K., EU and Swiss laws.  Governmental agencies have broad administrative power to regulate many aspects of our business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders and insurance laws and regulations can impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves.

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

•                              in 2002 TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law established a federal assistance program to help commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The enactment of the TRIPRA in December 2007 extended the program’s expiration from December 31, 2007 to December 31, 2014; and

•                              Solvency II, a fundamental review of the capital adequacy regime for the EU insurance industry, aims to establish a revised set of EU-wide capital requirements and risk management standards.  Whereas we do not currently believe that we will experience a material change in the overall capital requirements of Montpelier Re or Syndicate 5151 as a result of the implementation of Solvency II, our general and administrative expenses have been, and will continue to be, adversely affected by the additional reporting and administrative burdens of this initiative.

New ventures that we may enter into could expose us to operational risks.

Any new ventures that we may enter into could expose us to operational challenges and risks, including: (i) creating, integrating or modifying financial and operational reporting systems; (ii) establishing satisfactory financial, operational, reporting and internal controls; (iii) funding increased capital needs and overhead expenses; (iv) obtaining additional personnel; and (v) compliance with regulatory matters.

Our failure to manage successfully these operational challenges and risks may adversely impact our results of operations.

Risks Related to our Common Shares and/or Preferred Shares

The market price and trading volume of our Common Shares and Preferred Shares may be subject to significant volatility.

The market price and trading volume of our Common Shares and Preferred Shares may be subject to significant volatility in response to a variety of events and factors, including but not limited to:

•                  catastrophes that may specifically impact us or are perceived by investors as impacting the insurance and reinsurance market in general;

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

•                  whether our financial strength ratings or the issuer credit ratings on our Preferred Shares provided by any rating agency have changed;

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

Our Preferred Shares are equity interests and do not constitute indebtedness. As a result, holders of our Preferred Shares may be required to bear the financial risks of an investment in an equity interest for an indefinite period of time. In addition, Preferred Shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation.  As of December 31, 2012, the face value of our debt was $400.0 million, and we may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on Preferred Shares. Additionally, unlike debt, where principal and interest would customarily be payable on specified due dates, in the case of Preferred Shares: (i) dividends are payable only if declared by the Board (or a duly authorized committee of the Board); and (ii) we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our Common and Preferred Shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, holders of our Common Shares and Preferred Shares may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.

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

In addition, under the terms of our Preferred Shares, on and after May 10, 2016, we have the option, but not the obligation, to require a shareholder to sell some or all of their Preferred Shares to us at a price equal to $25.00 per share, plus declared and unpaid dividends.  We may also require a shareholder to sell some or all of their Preferred Shares to us before May 10, 2016, in specified circumstances relating to certain tax or corporate events.

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

Changes in U.S. tax legislation may adversely affect U.S. holders of Common Shares or Preferred Shares.

Under current U.S. law, non-corporate U.S. holders of Common Shares or Preferred Shares are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates.  Congress has, in the past, considered legislation that would exclude shareholders of foreign corporations from this advantageous income tax treatment unless either: (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S.; or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would likely not satisfy either of these tests and, accordingly, if this or similar legislation were to become law, individual U.S. shareholders would no longer qualify for the capital gains tax rate on dividends paid by us.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial condition.

The Minister of Finance of Bermuda, under the Exempted Undertaking Tax Protection Act 1966, as amended, has exempted the Company and its Bermuda-domiciled subsidiaries from all local income, withholding and capital gains taxes until March 31, 2035.  At the present time, no such taxes are levied in Bermuda. We cannot assure you that we will not be subject to any Bermuda tax after March 31, 2035.

Item 1B.      Unresolved Staff Comments

As of the date of this report, we had no unresolved comments from the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.         Properties

We currently lease office space in Pembroke, Bermuda, where the Company, Montpelier Re and Blue Water Re are located.  We also lease office space in London, U.K. where MUAL, MCL and MUSL are located; in Zug, Switzerland, where MEAG is located; in Chicago, IL, Hartford, CT and Overland Park, KS where MUI is located; and in Woburn, MA and Hanover, NH where MTR is located.

We believe our facilities are adequate for our current needs.

Item 3.         Legal Proceedings

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings often involve insurance or reinsurance contract disputes, which are typical for the insurance and reinsurance industry.  Expected or actual reductions in our reinsurance recoveries due to insurance or reinsurance contract disputes (as opposed to a reinsurer’s inability to pay) are not recorded as an uncollectible reinsurance recoverable. Rather, they are factored into the determination of, and are reflected in, our net loss and LAE reserves.

During 2011, we were named in a series of lawsuits filed by a group of plaintiffs in their capacity as trustees for senior debt issued by the Tribune Company (“Tribune”) on behalf of various senior debt holders. Montpelier Re, along with thousands of other named defendants, formerly owned Tribune common shares and tendered such common shares pursuant to a 2007 leveraged buyout led by Tribune management (the “Tribune LBO”). Tribune subsequently filed for bankruptcy protection at the end of 2008 and emerged from bankruptcy on December 31, 2012.

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

We were also named in a similar suit filed by the Official Committee of Unsecured Creditors.  This suit was filed in the United States Bankruptcy Court for the District of Delaware and also asserts a fraudulent conveyance claim involving the Tribune LBO. This suit has since been transferred to the Southern District of New York.

In the event that the plaintiffs in these suits were to fully prevail, we would have to return the $4.4 million in cash proceeds we received in connection with the Tribune common shares tendered pursuant to the Tribune LBO.

Other than the Tribune litigation referred to above, we had no other unresolved legal proceedings, other than those in the normal course of our business, at December 31, 2012.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Registered Holders and Dividends on Common Shares

Our Common Shares are listed on the New York Stock Exchange (symbol MRH) and the Bermuda Stock Exchange (symbol MRH BH).  The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during 2012 and 2011 is presented below:

	2012		2011
	High	Low	High	Low
Quarter ended:
December 31	$23.90	$20.41	$18.86	$16.37
September 30	22.92	20.26	18.43	15.46
June 30	21.29	19.04	18.81	17.14
March 31	19.68	16.96	20.98	16.49

As of February 18, 2013, we had 85 registered holders of Common Shares.

During 2012 and 2011, we declared regular quarterly cash dividends totalling $0.430  and $0.405 per Common Share, respectively.

The Company has no operations of its own and relies on dividends and/or distributions from its subsidiaries to pay dividends to its holders of Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein.  Any future determination to pay dividends to holders of Common Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

Issuer Purchases of Common Shares

The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2012	—	$—	—
November 1 - November 30, 2012	—	—	—
December 1 - December 31, 2012	590,000	22.52	590,000
Total	590,000	$22.52	590,000	$274,067,676

(1)         As of July 30, 2012, the Company had Common Share repurchase authorization of $45.7 million remaining from its authorization granted by the Board on November 16, 2010.  On July 31, 2012, the Board increased the Company’s total share repurchase authorization by $250.0 million to a total of $295.7 million, of which $274.1 million remained at December 31, 2012. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2012, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders - 2012 LTIP (1)	1,129,004	—	3,542,996
Equity compensation plans approved by shareholders - 2007 LTIP (2)	198,037	—	—
Total	1,327,041	—	3,542,996

(1) The Company’s Long-Term Incentive Plan (the “2012 LTIP”), which was approved by the Company’s shareholders on May 18, 2012, permits the issuance of up to 4,700,000 Common Shares to selected Montpelier employees, non-employee directors and consultants.  If any award granted under the 2012 LTIP: (i) is subsequently forfeited, expires, terminates or is canceled without delivery of the Common Shares underlying such award; (ii) is settled in cash; or (iii) is partially surrendered in payment of any taxes or social security (or similar) liabilities required to be withheld in respect of an award granted under the 2012 LTIP, then the number of Common Shares subject to such award will not be treated as issued and will not reduce the aggregate number of Common Shares that may be delivered pursuant to awards granted under the 2012 LTIP.

Incentive awards that may be granted under the 2012 LTIP consist of restricted share units (“RSUs”), restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

As of December 31, 2012, the only incentive awards outstanding under the 2012 LTIP were RSUs.

(2)   Represents outstanding RSU awards issued under the Company’s former Long-Term Incentive Plan (the “2007 LTIP”), which was approved by the Company’s shareholders on May 23, 2007 and expired on May 23, 2011.

(3)   RSUs are phantom (as opposed to actual) Common Shares which, depending on the individual award, vest in equal tranches over one- to five-year periods, subject to the recipient maintaining a continuous relationship with Montpelier through the applicable vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive cash dividends and distributions. RSUs do not require the payment of an exercise price,  accordingly, there is no weighted average exercise price for RSU awards.

Performance Graph

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in Common Shares as of January 1, 2008, assuming reinvestment of dividends and distributions.  Cumulative returns for the five-year period ended December 31, 2012 are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P P&C”) for comparison.

	Year Ended December 31,
Company/Index	2007	2008	2009	2010	2011	2012
Montpelier Re Holdings Ltd. (symbol MRH)	$100	$101	$106	$125	$114	$149
S&P 500	100	63	80	92	94	109
S&P 500 P&C	100	71	79	86	86	104

Item 6.         Selected Financial Data

Selected consolidated statement of operations data, ending balance sheet data and share data for each of the five years ended December 31, 2012, follows:

	Year Ended December 31,
(Millions, except per share and per warrant amounts)	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues (a)	$757.2	$720.9	$748.4	$847.2	$364.3
Expenses (b)	(529.3)	(836.7)	(537.7)	(382.6)	(507.8)
Income (loss) before income taxes and extraordinary item	227.9	(115.8)	210.7	464.6	(143.5)
Income tax benefit (provision)	(0.3)	0.6	1.3	(1.1)	(1.1)
Excess of fair value of acquired net assets over cost	—	—	—	—	1.0
Net income (loss)	227.6	(115.2)	212.0	463.5	(143.6)
Net income attributable to noncontrolling interests (c)	—	—	—	—	(1.9)
Net income (loss) attributable to the Company	227.6	(115.2)	212.0	463.5	(145.5)
Dividends declared on Preferred Shares (d)	(13.3)	(9.1)	—	—	—
Net income (loss) available to common shareholders	$214.3	$(124.3)	$212.0	$463.5	$(145.5)
Balance Sheet Data:
Total assets	$3,810.1	$3,499.5	$3,219.4	$3,099.2	$2,794.5
Loss and LAE reserves	1,112.4	1,077.1	784.6	680.8	808.9
Debt (e)	399.1	327.8	327.7	328.6	349.4
Preferred shareholders’ equity (d)	150.0	150.0	—	—	—
Common shareholders’ equity (f)	1,479.4	1,549.3	1,628.8	1,728.5	1,357.6
Per Common Share Data:
Fully converted book value (g)	$26.14	$22.71	$24.61	$21.14	$15.94
Fully converted tangible book value (g)	26.14	22.71	24.53	21.08	15.88
Basic and diluted earnings (loss) per share	3.67	(2.01)	2.97	5.36	(1.69)
Cash dividends declared per Common Share	0.430	0.405	0.370	0.315	0.300

(a)         During 2009 we experienced $181.8 million in net realized and unrealized investment gains.  During 2008 we experienced $244.9 million in net realized and unrealized investment losses.  The magnitude of these gains and losses significantly impacted our revenues in those years.

(b)         During 2011 we incurred $409.0 million in net losses (not including the benefit of reinstatement premiums, which are recorded as revenues) associated with several catastrophic events, including earthquakes in New Zealand and Japan, and Thailand floods.  During 2010 we incurred $135.9 million in net losses (not including the benefit of reinstatement premiums) associated with earthquakes in Chile and New Zealand. During 2008 we incurred $177.1 million in net losses (not including the benefit of reinstatement premiums) associated with Hurricanes Ike and Gustav. The magnitude of these catastrophic events significantly impacted our expenses in those years.

(c)          From January 2006 to June 2008, the period prior to Blue Ocean Re Holdings Ltd. (“Blue Ocean”) becoming a wholly-owned subsidiary, we fully consolidated Blue Ocean in our financial statements.  Net income attributable to noncontrolling interests represents the portion of Blue Ocean’s net income attributable to shareholders other than the Company.

(d)         In May 2011 we issued Preferred Shares in the amount of $150.0 million.

(e)          In October 2012  we issued $300.0 million of senior unsecured debt due in 2022 (the “2022 Senior Notes”) and used the majority of the proceeds to fully redeem $228.0 million of outstanding senior unsecured debt due in 2013 (the “2013 Senior Notes”).  During 2010 and 2009 we repurchased and retired $1.0 million and $21.0 million of the 2013 Senior Notes, respectively.

(f)           During 2012 we repurchased 5,981,589 Common Shares for $120.9 million. During 2011 we repurchased 4,349,302 Common Shares for $82.7 million.  During 2010 we repurchased 16,123,261 Common Shares for $293.8 million.  During 2009 we repurchased 6,599,038 Common Shares for $112.6 million. During 2008 we repurchased 7,799,019 Common Shares for $125.7 million.

(g)          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our fully converted book value per Common Share (“FCBVPCS”) and our fully converted tangible book value per Common Share.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010 and our financial condition as of December 31, 2012 and 2011.  This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

Summary Financial Results

Year Ended December 31, 2012

We ended 2012 with a FCBVPCS of $26.14, an increase of 17.0% for the year after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS during 2012 was primarily the result of strong underwriting and investment results.  Our comprehensive income for 2012 was $228.4 million and our GAAP combined ratio was 81.0%.

Our underwriting results for 2012 included a $102.8 million net catastrophe loss (not including the benefit of reinstatement premiums) from windstorm Sandy. This net loss was partially offset by $87.4 million of prior year favorable loss reserve development. Our investment results for 2012 included $82.4 million of net realized and unrealized investment gains, which were comprised of $64.4 million in net gains from fixed maturities, $8.8 million in net gains from equity securities and $9.2 million in net gains from other investments.

During 2012 we also incurred a $9.7 million loss on the early extinguishment of our 2013 Senior Notes.

Year Ended December 31, 2011

We ended 2011 with a FCBVPCS of $22.71, a decrease of 6.1% for the year after taking into account dividends declared on Common Shares during the period.  The decrease in our FCBVPCS during 2011 resulted from significant natural catastrophe underwriting losses, which were partially offset by modest investment results.  Our comprehensive loss for 2011 was $113.1 million and our GAAP combined ratio was 131.1%.

Our underwriting results for 2011 included $409.0 million of net catastrophe losses (not including the benefit of reinstatement premiums), which included, among others, earthquakes in Japan and New Zealand, floods in Thailand, Denmark and Australia, wildfires in Texas and Hurricane Irene.  These net losses were partially offset by $89.3 million of prior year favorable loss reserve development.  Our investment results for 2011 included $26.2 million of net realized and unrealized investment gains, which were comprised of $34.0 million in net gains from fixed maturities, $1.5 million in net losses from equity securities and $6.3 million in net losses from other investments.

During 2011 we also recognized a $11.1 million gain from the MUSIC Sale.

Year Ended December 31, 2010

We ended 2010 with a FCBVPCS of $24.61, an increase of 18.2% for the year after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS during 2010 resulted from strong  underwriting and investment results.  Our comprehensive income for 2010 was $208.7 million and our GAAP combined ratio was 82.0%.

Our underwriting results for 2010 included $135.9 million of net catastrophe losses (not including the benefit of reinstatement premiums) from earthquakes in Chile and New Zealand, as well as $20.0 million in net losses from the Deepwater Horizon oil rig explosion and fire.  These losses were partially offset by $109.3 million of prior year favorable loss reserve development.  Our investment results for 2010 included $50.6 million of net realized and unrealized investment gains, which were comprised of $21.2 million in net gains from fixed maturities, $25.1 million in net gains from equity securities and $4.3 million in net gains from other investments.

Book Value Per Common Share

The following table presents our computations of book value per Common Share, FCBVPCS and fully converted tangible book value per Common Share as of December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Book value per share numerators (Millions):

Total Shareholders’ Equity	$1,629.4	$1,549.3	$1,628.8
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	—
[A] Book value per Common Share numerator (Common Shareholders’ Equity)	1,479.4	1,399.3	1,628.8
Intangible asset (1)	—	—	(4.7)
[B] Fully converted tangible book value per Common Share numerator	$1,479.4	$1,399.3	$1,624.1

Book value per share denominators (Thousands of Common Shares):

[C] Book value per share denominator (Common Shares outstanding)	55,270	60,864	64,557

Common share obligations under benefit plans	1,327	761	1,638
[D] FCBVPCS denominator	56,597	61,625	66,195

Book value per Common Share [A] / [C]	$26.77	$22.99	$25.23
FCBVPCS [A] / [D]	26.14	22.71	24.61
Fully converted tangible book value per Common Share [B] / [D]	26.14	22.71	24.53

Increase (decrease) in FCBVPCS: (2)

From December 31, 2011	17.0%
From December 31, 2010	9.6%	(6.1)%
From December 31, 2009	29.4%	11.1%	18.2%

(1)   Represents the value of MUSIC’s excess and surplus lines licenses and authorizations we acquired in 2007.  We realized the full value of this asset in 2011 in connection with the MUSIC Sale.

(2)   Computed as the change in FCBVPCS after taking into account dividends declared on Common Shares of $0.43, $0.405 and $0.37 during 2012, 2011 and 2010, respectively.

For 2012 the Compensation Committee substituted the “increase in FCBVPCS” performance measure for the return on equity-based performance measure for both the portion of annual employee cash bonuses that is based on Company performance and for Variable RSU awards (as defined on page 76 of this report). We believe that this refinement of the performance measure: (i) more directly aligns our interests and motivations with those of stakeholders, since it encompasses both our actual underwriting results and our actual investment results; and (ii) provides our employees with the ability to more easily understand, and identify with, their incentive hurdle, and allows our shareholders to track the Company’s performance with respect to this goal, since we present our calculations of FCBVPCS and the increase or decrease in our FCBVPCS in our quarterly earnings releases and our annual and quarterly filings with the SEC.

Our computations of FCBVPCS and the increase or decrease in FCBVPCS are non-GAAP measures that we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature and the high level of natural catastrophe loss activity experienced during 2011, along with revisions to vendor catastrophe models, led to improved property catastrophe pricing conditions into 2012.

Our results for 2012 benefitted from these improved conditions which, coupled with lower natural catastrophe losses, resulted in our Bermuda and Lloyd’s underwriting platforms delivering strong profitability for the year, as measured by their GAAP combined ratios of 66% and 89%, respectively. Our results for 2012 further benefitted from strong investment performance and active capital management.  We also continued to strengthen our competitive position by expanding our marine presence in the Lloyd’s market and by establishing the Blue Capital platform to provide a broader property catastrophe product mix to select clients.

Despite the favorable property catastrophe pricing environment we experienced in 2012, we saw overall market conditions become more competitive into the January 2013 renewal season, especially for classes without exposure to U.S. natural catastrophe risk.  As a result, excluding the impact of reinstatement premiums, we currently expect a 1% to 5% increase in our net written premiums for the first quarter of 2013, versus those written in the first quarter of 2012.

We remain comfortable with our capital position and the level of risk within our portfolio and still retain the flexibility to respond to further market changes. We enter 2013 well-positioned to build on our strengths, and we intend to continue our specialist underwriting approach with a strategic focus on property, marine, and other short-tail lines.

Additionally, Common Share repurchases continue to represent an attractive means of increasing shareholder value, as measured by growth in FCBVPCS.

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

Our January 1, 2013 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of December 31, 2012
	(Millions)	Shareholders’ Equity
U.S. Hurricane:

Mid-Atlantic hurricane	$555	34%
Northeast hurricane	434	27%
Florida hurricane	406	25%
Gulf hurricane	366	22%
Hawaii hurricane	133	8%

U.S. Earthquake:

New Madrid earthquake	$479	29%
Northwest earthquake	310	19%
California earthquake	287	18%

European Windstorm:

Western European windstorm	$388	24%
UK & Ireland windstorm	342	21%
Scandinavia windstorm	100	6%

Other Countries:

Japan earthquake	$256	16%
Australia earthquake	231	14%
Australia cyclone	227	14%
Canada earthquake	208	13%
Turkey earthquake	184	11%
Japan windstorm	135	8%
New Zealand earthquake	133	8%
Chile earthquake	93	6%

(1)   For purposes of this presentation, “Mid-Atlantic” includes Georgia, South Carolina, North Carolina, Virginia, West Virginia, Maryland, Delaware, Pennsylvania, New Jersey and the District of Columbia; “Northeast” includes New York, Connecticut, Rhode Island, Massachusetts, New Hampshire, Vermont and Maine; “Gulf” includes Texas, Louisiana, Mississippi and Alabama; “New Madrid” includes Missouri, Tennessee, Arkansas, Illinois, Kentucky, Indiana, Ohio and Michigan; “Northwest” includes Washington and Oregon; “Western European” includes France, Belgium, Netherlands, Luxembourg, Germany, Switzerland and Austria; and “Scandinavia” includes Denmark, Norway and Sweden.

The treaty limits presented are shown net of any outward reinsurance or other third-party protection we purchase but have not been reduced by any reinstatement premiums.  The treaty limits include all business coded as property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance and event-linked derivative securities; and also include those exposures we have assumed through our investment in the BCGR Listed Fund.  The treaty limits do not include individual risk business and other reinsurance classes.

For U.S. earthquake, the regional limits shown are for earthquake ground motion damage only, i.e., excluding limits for contracts that do not specifically cover earthquake damage but may provide coverage for fire following an earthquake event.  Contracts that provide coverage for multiple regions are included in the totals for each potentially exposed zone; therefore, the limits for a single multi-zone policy may be included within several different zone limits.

These treaty limits are a snapshot of our exposure as of January 1, 2013.  As of that date, Mid-Atlantic hurricane represents our largest concentration of net reinsurance treaty limits among the selected zones.  The relative comparison between zones and the absolute level of exposure may change materially at any time due to changes in the composition of our portfolio and changes in our outward reinsurance program.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party vendor models, CATM and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance, event-linked derivative securities and individual risk business, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of reinstatement premiums. The projected net impact figures presented also include those single event exposures we have assumed through our investment in the BCGR Listed Fund.

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

The table below details the projected net impact from single event losses as of January 1, 2013 for selected zones at selected return period levels using AIR Worldwide Corporation’s CLASIC/2 model version 14.0, one of several industry-recognized third-party vendor models.  It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

As we utilize a combination of third-party models, CATM and underwriting judgement to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below.

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of December 31, 2012
	(Millions)		Shareholders’ Equity
	100-year	250-year	100-year	250-year

U.S. Hurricane	$339	$406	21%	25%

U.S. Earthquake	164	250	10%	15%

European Windstorm	198	241	12%	15%

(1) A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

As of January 1, 2013, our three largest modeled exposures to a single event loss at a 250-year return period were U.S. Hurricane, U.S. Earthquake and European Windstorm.

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

Our single event loss estimates represent snapshots as of January 1, 2013.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, and changes in our outwards reinsurance and derivative protections.

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

We view this approach as a supplement to our single event stress test as it allows for multiple losses from both natural catastrophe and other circumstances and attempts to take into account certain risks that are unrelated to our underwriting activities.  Through our modeling, we endeavor to take into account many risks that we face as an enterprise.  However, by the very nature of the insurance and reinsurance business, and due to limitations associated with the use of models in general, our simulated result does not cover every potential risk.

I.   Results of Operations

Our consolidated financial results for the years ended December 31, 2012, 2011 and 2010 follow:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Gross insurance and reinsurance premiums written	$735.3	$725.5	$720.0
Ceded reinsurance premiums	(119.6)	(101.5)	(51.2)
Net insurance and reinsurance premiums written	615.7	624.0	668.8
Change in net unearned insurance and reinsurance premiums	0.8	(1.3)	(43.4)
Net insurance and reinsurance premiums earned	616.5	622.7	625.4

Net investment income	67.1	68.7	74.0
Net realized and unrealized investment gains	82.4	26.2	50.6
Net foreign exchange gains (losses)	(12.8)	(5.2)	2.3
Net income (loss) from derivative instruments	3.2	(3.1)	(4.7)
Gain on MUSIC Sale	—	11.1	—
Other revenue	0.8	0.5	0.8
Total revenues	757.2	720.9	748.4

Underwriting expenses:
Loss and LAE — current year losses	(373.8)	(701.4)	(411.6)
Loss and LAE — prior year losses	87.4	89.3	109.3
Insurance and reinsurance acquisition costs	(96.6)	(105.4)	(98.7)
General and administrative expenses	(116.2)	(98.6)	(112.1)

Non-underwriting expenses:
Interest and other financing expenses	(20.4)	(20.6)	(24.6)
Loss on early extinguishment of 2013 Senior Notes	(9.7)	—	—
Total expenses	(529.3)	(836.7)	(537.7)

Income (loss) before income taxes	227.9	(115.8)	210.7
Income tax benefit (provision)	(0.3)	0.6	1.3

Net income (loss)	227.6	(115.2)	212.0
Dividends declared on Preferred Shares	(13.3)	(9.1)	—
Net income (loss) available to common shareholders	$214.3	$(124.3)	$212.0

Net income (loss)	$227.6	$(115.2)	$212.0
Other comprehensive income (loss) items	0.8	2.1	(3.3)
Comprehensive income (loss)	$228.4	$(113.1)	$208.7

Loss and LAE ratio	46.4%	98.3%	48.3%
Acquisition cost ratio	15.7%	16.9%	15.8%
General and administrative expense ratio	18.9%	15.9%	17.9%

GAAP combined ratio	81.0%	131.1%	82.0%

I. Review of Underwriting Results - by Segment

We currently operate through four reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151, Blue Capital and MUSIC Run-Off.  Each of our segments represents a separate underwriting platform through which we write, or formerly wrote, insurance and reinsurance business.  Our segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151, Blue Capital and MUSIC Run-Off prior to the effects of intercompany quota share reinsurance agreements among them.

The activities of the Company, certain of its intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented herein.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Gross premiums written	$480.5	$446.5	$454.1
Ceded reinsurance premiums	(99.8)	(78.4)	(41.7)
Net premiums written	380.7	368.1	412.4
Change in net unearned premiums	(11.2)	9.9	1.5
Net premiums earned	369.5	378.0	413.9

Loss and LAE - current year losses	(205.4)	(421.8)	(242.3)
Loss and LAE - prior year losses	45.9	48.0	88.9
Acquisition costs	(40.5)	(53.6)	(56.0)
General and administrative expenses	(44.2)	(37.9)	(39.2)
Underwriting income (loss)	$125.3	$(87.3)	$165.3

Loss and LAE ratio	43.2%	98.9%	37.0%
Acquisition cost ratio	11.0%	14.2%	13.5%
General and administrative expense ratio	12.0%	10.0%	9.5%

GAAP combined ratio	66.2%	123.1%	60.0%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012		2011		2010

Property Catastrophe - Treaty	$332.8	69%	$289.4	65%	$268.0	59%
Property Specialty - Treaty	47.5	10	45.0	10	46.2	10
Other Specialty - Treaty	70.4	15	77.7	17	104.7	23
Property and Specialty Individual Risk	29.8	6	34.4	8	35.2	8

Gross premiums written	480.5	100%	446.5	100%	454.1	100%
Reinsurance premiums ceded	(99.8)		(78.4)		(41.7)
Net premiums written	$380.7		$368.1		$412.4

Gross premiums written by Montpelier Bermuda during 2012 totaled $480.5 million, an increase of $34.0 million, or 8%, as compared to 2011. This increase was driven by the Property Catastrophe - Treaty line of business, which experienced improved pricing in 2012 versus that experienced in 2011.  This improvement led to both additional property catastrophe writings and increased premium on renewal business.

Gross premiums written by Montpelier Bermuda during 2011 were largely unchanged from 2010, decreasing by just 2%, as compared to 2010.  However, there was a sizable business shift that occurred during 2011 among the Other Specialty - Treaty line of business and the Property Catastrophe - Treaty line of business due primarily to: (i) the non-renewal of several large marine and casualty contracts (both of which are Other Speciality - Treaty classes); and (ii) the assumption of a property catastrophe quota share (Property Catastrophe - Treaty) from a competitor.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an inter-segment excess-of loss reinsurance agreement.  See “Corporate and Other” under this Item 7.

Net premiums written and earned by Montpelier Bermuda in 2012, 2011 and 2010 included reinstatement premiums  of $10.5 million, $21.0 million and $10.8 million, respectively.  The 2012 reinstatement premiums were mainly attributable to windstorm Sandy, the 2011 reinstatement premiums were mainly attributable to the Japan and New Zealand earthquakes and the 2010 reinstatement premiums were mainly attributable to the Chilean earthquake.  The level of reinstatement premiums that we may realize in future periods will be dependent upon the occurrence of future losses.

Reinsurance premiums ceded by Montpelier Bermuda in 2012, 2011 and 2010 were $99.8 million, $78.4 million and $41.7 million, respectively.  The increases in reinsurance premiums ceded from 2010 to 2012 are mainly the result of several private underwriting partnerships (in the form of property catastrophe quota share reinsurance treaties) that Montpelier Bermuda has entered into since 2011 with various third parties. These underwriting partnerships allow Montpelier Bermuda to: (i) write larger property catastrophe lines with preferred clients; (ii) recover a portion of its losses from events of all sizes, not just from those events that exceed a specified loss amount; and (iii) reduce its net acquisition costs.

The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross exposures assumed during a particular period. Various other factors will also continue to affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier Bermuda’s reinsurance purchases to date have represented prospective cover; that is, reinsurance has been purchased to protect Montpelier Bermuda against the risk of future losses as opposed to covering losses that have already occurred but have not been paid.  Montpelier Bermuda purchases: (i) excess-of-loss reinsurance covering one or more lines of its business; (ii) quota share reinsurance with respect to specific lines of its business; and (iii) industry loss warranty policies that provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Net Premiums Earned

Net premiums earned within Montpelier Bermuda in 2012, 2011 and 2010 were $369.5 million, $378.0 million and $413.9 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Bermuda’s loss and LAE reserve movements for the years ended December 31, 2012, 2011 and 2010, and the composition of its gross loss and LAE reserves at December 31, 2012 and 2011:

	Year Ended December 31,
(Millions)	2012	2011	2010

Gross unpaid loss and LAE reserves - beginning	$716.9	$583.1	$569.4
Reinsurance recoverable on unpaid losses - beginning	(61.0)	(54.0)	(63.1)
Net unpaid loss and LAE reserves - beginning	655.9	529.1	506.3

Losses and LAE incurred:
Current year losses	205.4	421.8	242.3
Prior year losses	(45.9)	(48.0)	(88.9)
Total losses and LAE incurred	159.5	373.8	153.4

Losses and LAE paid and approved for payment	(174.9)	(247.0)	(130.6)

Net unpaid loss and LAE reserves - ending	640.5	655.9	529.1
Reinsurance recoverable on unpaid losses - ending	87.7	61.0	54.0

Gross unpaid loss and LAE reserves - ending	$728.2	$716.9	$583.1

	December 31,
(Millions)	2012	2011

Gross IBNR	$432.1	$407.7
Gross Case Reserves	296.1	309.2
Total gross unpaid loss and LAE reserves	$728.2	$716.9

Our best estimates of Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2012 and 2011, were $728.2 million and $716.9 million, respectively.  Montpelier Bermuda’s gross IBNR reserves, as a percentage of its total gross reserves, amounted to 59% and 57% as of December 31, 2012 and 2011, respectively.

Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2012 and 2011 include $13.3 million and $19.7 million, respectively, of losses assumed from Montpelier Syndicate 5151 as a result of inter-segment excess-of-loss reinsurance arrangements. These reserves have been eliminated in our consolidated results.

We estimated Montpelier Bermuda’s gross and net loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein. We did not make any significant changes in the assumptions or methodology used in Montpelier Bermuda’s reserving process during the year ended December 31, 2012.

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010

Loss and LAE ratio - current year	55.6%	111.6%	58.5%
Loss and LAE ratio - prior year	(12.4)%	(12.7)%	(21.5)%

Loss and LAE ratio	43.2%	98.9%	37.0%

Current Year Loss and LAE events

The only individually significant loss event contributing to Montpelier Bermuda’s 2012 current year net loss and LAE of $205.4 million was windstorm Sandy, which represented $85.0 million of Montpelier Bermuda’s current year net loss and LAE.

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

Prior Year Loss and LAE development

During 2012 Montpelier Bermuda experienced $45.9 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•              2011 catastrophe losses relating to the Japanese earthquake, Thai floods, Hurricane Irene and other events ($34.1 million decrease), and

•              2011 and prior medical malpractice contracts ($4.2 million decrease).

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

The remaining net favorable development on prior year loss reserves recognized during 2012, 2011 and 2010 related to several smaller adjustments made across multiple classes of business.

The prior year loss and LAE development recorded by Montpelier Bermuda in each of the periods presented associated with natural catastrophes such as earthquakes, hurricanes, wildfires, floods and windstorms was the result of new information received from multiple cedants and information regarding the impact of such losses on the entire reinsurance market.

Net Impact of Foreign Currency Movements on Loss and LAE Incurred and Loss and LAE Reserves

Montpelier Bermuda recognized net foreign exchange transaction losses related to its current and prior year loss and LAE of $0.9 million, $5.5 million and $0.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.  Montpelier Bermuda’s foreign currency transaction gains and losses on its losses and LAE incurred (which are recorded as loss and loss adjustment expenses) are incorporated in its underwriting results and underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Acquisition costs	$40.5	$53.6	$56.0
Acquisition cost ratio	11.0%	14.2%	13.5%

General and administrative expenses	$44.2	$37.9	$39.2
General and administrative expense ratio	12.0%	10.0%	9.5%

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier Bermuda’s estimates of loss and LAE fluctuate.  Montpelier Bermuda pays profit commissions on certain assumed reinsurance contracts, and receives profit commissions on certain ceded reinsurance contracts. Only a few of Montpelier Bermuda’s assumed and ceded reinsurance contracts contain profit commission clauses, and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

During 2012, profit commissions earned by Montpelier Bermuda in connection with its ceded reinsurance contracts exceeded profit commissions incurred on its assumed reinsurance contracts by $4.0 million.  Net profit commissions incurred during 2011 and 2010 were not significant.

All other acquisition costs are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business less commission revenue earned on purchased reinsurance covers.  Commission revenue on purchased reinsurance covers is earned over the same period that the corresponding premiums are expensed.

Montpelier Bermuda’s acquisition cost ratio for 2012 decreased, as compared to 2011, primarily as a result of increases in its ceding and profit commissions earned on ceded reinsurance contracts. Montpelier Bermuda’s acquisition cost ratio for 2011 increased, as compared to 2010, primarily as a result of its ceding commissions for that year being relatively low, which had the effect of increasing its overall acquisition cost ratio.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Millions)	2012	2011	2010

Operating expenses	$30.9	$34.4	$30.2
Incentive compensation expenses	13.3	3.5	9.0
General and administrative expenses	$44.2	$37.9	$39.2

Montpelier Bermuda’s operating expenses incurred during 2012 decreased, versus those incurred during 2011, primarily as a result of reductions in software depreciation and Bermuda payroll tax expenses.  The increase in Montpelier Bermuda’s operating expenses during 2011, as compared to 2010, was largely due to a one-time, $5.2 million expense reimbursement recognized during 2010 from the settlement of a reinsurance dispute with a third-party.  Absent the benefit recognized from this settlement, operating expenses decreased slightly from 2010 to 2011, mainly as a result of a change in the allocation of our centrally managed information technology costs to Montpelier Bermuda.

Incentive compensation expenses recorded at Montpelier Bermuda consist of two independent components. The first component represents amounts that are not, or are no longer, dependent on Company performance and consist of: (i) Fixed RSUs (as defined on page 77 of this report) and Variable RSUs (as defined on page 76 of this report) granted in prior years that have been effectively converted to Fixed RSUs because the performance goal has been formally achieved at a level that permits payout; and (ii) the portion of annual employee cash bonuses that is based on individual employee performance goals. The second component represents amounts that are entirely dependent on Company performance and consist of: (i) Variable RSUs in the Initial RSU Period; and (ii) the portion of annual employee cash bonuses that is based on Company performance.

The increase in Montpelier Bermuda’s incentive compensation expenses during 2012, versus those of 2011, is the result of significantly improved Company performance during 2012.  The decrease in incentive compensation expenses during 2011, versus those of 2010, is the result of significant catastrophe losses incurred during 2011, which adversely impacted Company performance during that year.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Gross premiums written	$246.0	$233.5	$231.3
Ceded reinsurance premiums	(15.9)	(29.5)	(21.5)
Net premiums written	230.1	204.0	209.8
Change in net unearned premiums	(12.8)	(9.5)	(34.8)
Net premiums earned	217.3	194.5	175.0

Loss and LAE - current year losses	(148.6)	(234.5)	(141.0)
Loss and LAE - prior year losses	41.0	38.3	19.5
Acquisition costs	(46.6)	(40.5)	(34.4)
General and administrative expenses	(38.2)	(28.0)	(35.6)
Underwriting income (loss)	$24.9	$(70.2)	$(16.5)

Loss and LAE ratio	49.5%	100.9%	69.4%
Acquisition cost ratio	21.4%	20.8%	19.7%
General and administrative expense ratio	17.6%	14.4%	20.3%

GAAP combined ratio	88.5%	136.1%	109.4%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s premium writings, by line of business, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012		2011		2010

Property Catastrophe - Treaty	$10.9	4%	$33.1	14%	$36.3	16%
Property Specialty - Treaty	6.1	3	9.2	4	23.1	10
Other Specialty - Treaty	82.1	33	76.7	33	66.2	28
Property and Specialty Individual Risk	146.9	60	114.5	49	105.7	46

Gross premiums written	246.0	100%	233.5	100%	231.3	100%
Ceded reinsurance premiums	(15.9)		(29.5)		(21.5)
Net premiums written	$230.1		$204.0		$209.8

Gross premiums written by Montpelier Syndicate 5151 during 2012 totaled $246.0 million, an increase of $12.5 million, or 5%, as compared to 2011.  This increase was mainly driven by additional marine writings and increased premium on marine renewal business, each within the Property and Specialty Individual Risk line of business.  Offsetting this increase was a decrease in gross Property Catastrophe - Treaty premiums written due to: (i) a re-allocation of Property Catastrophe writings from Montpelier Syndicate 5151 to the Montpelier Bermuda segment; and (ii) a reduction in reinstatement premiums written during 2012, versus those written during 2011.

Gross premiums written by Montpelier Syndicate 5151 during 2011 were largely unchanged from 2010.  However, there was a sizable business shift that occurred during 2011 among the Property Specialty - Treaty line of business and the Other Specialty - Treaty and Property and Specialty Individual Risk lines of business due primarily to: (i) non-renewals by MUI and transfers of certain lines of MUI business from Montpelier Syndicate 5151 to Montpelier Bermuda (Property Specialty - Treaty); (ii) growth in its financial products writings (Other Specialty - Treaty); and (iii) growth in its marine writings (Property and Specialty Individual Risk).

Gross and net premiums written and reinsurance premiums ceded during the periods presented include amounts assumed and ceded as part of inter-segment excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 7.

Net premiums written and earned by Montpelier Syndicate 5151 in 2012, 2011 and 2010 included reinstatement premiums of $2.6 million, $6.5 million and $6.7 million, respectively.  The 2012 reinstatement premiums were mainly attributable to windstorm Sandy, the 2011 reinstatement premiums were mainly attributable to the Japan and New Zealand earthquakes and the 2010 reinstatement premiums were mainly attributable to the Chilean earthquake.  The level of reinstatement premiums that we may realize in future periods will be dependent upon the occurrence of future losses.

Reinsurance premiums ceded by Montpelier Syndicate 5151 in 2012, 2011 and 2010 were $15.9 million, $29.5 million and $21.5 million, respectively.  Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures. The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross exposures assumed during a particular period. Other factors affect Montpelier Syndicate 5151’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

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

Net Premiums Earned

Net premiums earned within Montpelier Syndicate 5151 in 2012, 2011 and 2010 were $217.3 million, $194.5 million and $175.0 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums written.

Loss and LAE

The following tables summarize Montpelier Syndicate 5151’s loss and LAE reserve movements for the years ended December 31, 2012, 2011 and 2010, and the composition of its gross loss and LAE reserves at December 31, 2012 and 2011:

	Year Ended December 31,
(Millions)	2012	2011	2010

Gross unpaid loss and LAE reserves - beginning	$341.6	$166.4	$96.0
Reinsurance recoverable on unpaid losses - beginning	(36.4)	(2.6)	(0.5)
Net unpaid loss and LAE reserves - beginning	305.2	163.8	95.5

Losses and LAE incurred:
Current year losses	148.6	234.5	141.0
Prior year losses	(41.0)	(38.3)	(19.5)
Total losses and LAE incurred	107.6	196.2	121.5

Net foreign currency translation movements on loss and LAE	12.0	(2.0)	(2.0)

Losses and LAE paid and approved for payment	(99.1)	(52.8)	(51.2)

Net unpaid loss and LAE reserves - ending	325.7	305.2	163.8
Reinsurance recoverable on unpaid losses - ending (1)	28.3	36.4	2.6

Gross unpaid loss and LAE reserves - ending (1)	$354.0	$341.6	$166.4

(1)         Montpelier Syndicate 5151’s ending reinsurance recoverable at December 31, 2012 and 2011, includes a recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract of $13.3 million and $19.7 million, respectively.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

	December 31,
(Millions)	2012	2011

Gross IBNR	$187.6	$194.2
Gross Case Reserves	166.4	147.4
Total gross unpaid loss and LAE reserves (1)	$354.0	$341.6

(1)         Montpelier Syndicate 5151’s gross IBNR at December 31, 2012 and 2011, includes a recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract of $8.8 million and $18.9 million, respectively, and its gross case reserves at December 31, 2012 and 2011, includes a recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract of $4.5 million and $0.8 million, respectively.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

Our best estimates of Montpelier Syndicate 5151’s ending gross loss and LAE reserves at December 31, 2012 and 2011, were $354.0 million and $341.6 million, respectively.  Montpelier Syndicate 5151’s gross IBNR reserves, as a percentage of its total gross reserves, were 53% and 57% as of December 31, 2012 and 2011, respectively.  This decrease relates primarily to the cancellation and subsequent run-off of certain casualty insurance contracts previously written at Montpelier Syndicate 5151.

We estimated Montpelier Syndicate 5151’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in Montpelier Syndicate 5151’s reserving process during the year ended December 31, 2012.

The following table presents Montpelier Syndicate 5151’s net loss and LAE ratios for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010

Loss and LAE ratio - current year	68.4%	120.6%	80.6%
Loss and LAE ratio - prior year	(18.9)%	(19.7)%	(11.2)%

Loss and LAE ratio	49.5%	100.9%	69.4%

Current Year Loss and LAE

During 2012 Montpelier Syndicate 5151 incurred $148.6 million of current year net loss and LAE.  The only individually significant loss event contributing to Montpelier Syndicate 5151’s 2012 current year net loss and LAE was windstorm Sandy, which represented $17.8 million of Montpelier Syndicate 5151’s current year net loss and LAE.  Most of the remaining 2012 current year net loss and LAE related to claims and events that had been incurred in that year but had not yet been reported to us.

During 2011 Montpelier Syndicate 5151 incurred $234.5 million of current year net loss and LAE. The individually significant loss events contributing to Montpelier Syndicate 5151’s 2011 current year net loss and LAE included: (i) $45.0 million of net losses from  the Japan and New Zealand earthquakes; and (ii) $29.7 million in net losses from flooding in Thailand.  Most of the remaining 2011 current year loss and LAE related to claims and events that had been incurred in that year but had not yet been reported to us.

During 2010 Montpelier Syndicate 5151 incurred $141.0 million of current year net loss and LAE.  The only individually significant loss event contributing to Montpelier Syndicate 5151’s 2010 current year net loss and LAE was the Chilean earthquake, which represented $29.6 million of the current year net loss and LAE.  Most of the remaining 2010 current year loss and LAE related to claims and events that had been incurred in that year but had not yet been reported to us.

Prior Year Loss and LAE development

During 2012 Montpelier Syndicate 5151 experienced $41.0 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•            2011 catastrophe losses relating to Thai floods and other events ($16.9 million decrease), and

•            three individual risk losses incurred at Montpelier Syndicate 5151 during 2008 and 2011 ($5.3 million decrease).

During 2011 Montpelier Syndicate 5151 experienced $38.3 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•            2010 non-catastrophe property losses ($15.4 million decrease),

•            2010 marine losses ($3.8 million decrease), and

•            2010 Australian flood losses ($3.6 million decrease).

During 2010 Montpelier Syndicate 5151 experienced $19.5 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•            2009 and prior non-marine individual risk losses ($9.0 million decrease), and

•            2008 Hurricane Ike ($1.0 million decrease).

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

Net Impact of Foreign Currency Movements on Loss and LAE Incurred and Loss and LAE Reserves

Montpelier Syndicate 5151 recognized net foreign exchange transaction losses (gains) related to its current and prior year loss and LAE of $(7.6) million, $(2.6) million and $2.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.  Montpelier Syndicate 5151’s foreign currency transaction gains and losses on its losses and LAE incurred (which are recorded as loss and loss adjustment expenses) are incorporated in its underwriting results and underwriting ratios.

Montpelier Syndicate 5151 recognized net foreign exchange translation losses (gains) related to its current and prior year loss and LAE of $12.0 million, $(2.0) million and $(2.0) million during the years ended December 31, 2012, 2011 and 2010, respectively. Montpelier Syndicate 5151’s foreign currency translation gains and losses on its loss and LAE reserves (which are recorded as a component of its comprehensive income or loss) do not impact its underwriting results or its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Acquisition costs	$46.6	$40.5	$34.4
Acquisition cost ratio	21.4%	20.8%	19.7%

General and administrative expenses	$38.2	$28.0	$35.6
General and administrative expense ratio	17.6%	14.4%	20.3%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier Syndicate 5151’s estimates of loss and LAE fluctuate.  Net profit commissions incurred, which are accrued based on the estimated results of the subject contracts assumed and ceded, totaled $1.1 million, $2.7 million and $2.4 million during 2012, 2011 and 2010, respectively.

All other acquisition costs are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business less commission revenue earned on purchased reinsurance covers.  Commission revenue on purchased reinsurance covers is earned over the same period that the corresponding premiums are expensed.

Montpelier Syndicate 5151’s acquisition cost ratio has increased gradually from 2010 to 2012 as a result of changes in the mix of the business it writes.  Montpelier Syndicate 5151’s marine, pro-rata engineering and casualty writings, which have grown significantly from 2010 to 2012, are subject to a higher acquisition cost ratio than most of the other business it writes.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Millions)	2012	2011	2010

Operating expenses	$28.5	$25.9	$28.7
Incentive compensation expenses	9.7	2.1	6.9
General and administrative expenses	$38.2	$28.0	$35.6

Montpelier Syndicate 5151’s operating expenses incurred during 2012 increased versus those incurred during 2011 primarily as result of: (i) an increase in consulting and other professional services associated with Solvency II and other business initiatives; and (ii) the recording of a non-recurring third party management fee.  Montpelier Syndicate 5151’s operating expenses incurred during 2011 decreased, versus those incurred during 2010, primarily as result of: (i) a change in the allocation of our centrally managed information technology costs to Montpelier Syndicate 5151; and (ii) decreased salary expenses at MUI due to prior year staff reductions.

Incentive compensation expenses recorded at Montpelier Syndicate 5151 consist of two independent components. The first component represents amounts that are not, or are no longer, dependent on Company performance and consist of: (i) Fixed RSUs and Variable RSUs granted in prior years that have been effectively converted to Fixed RSUs because the performance goal has been formally achieved at a level that permits payout; and (ii) the portion of annual employee cash bonuses that is based on individual employee performance goals. The second component represents amounts that are entirely dependent on Company performance and consist of: (i) Variable RSUs in the Initial RSU Period; and (ii) the portion of annual employee cash bonuses that is based on Company performance.

The increase in Montpelier Syndicate 5151’s incentive compensation expenses during 2012, versus those of 2011, is the result of significantly improved Company performance during 2012.  The decrease in incentive compensation expenses during 2011, versus those of 2010, is the result of significant catastrophe losses incurred during 2011, which adversely impacted Company performance during that year.

BLUE CAPITAL

Underwriting results for Blue Capital for the year ended December 31, 2012 were as follows:

Year Ended December 31,
($ in millions)	2012

Gross premiums written	$2.4
Ceded reinsurance premiums	—
Net premiums written	2.4
Change in net unearned premiums	—
Net premiums earned	2.4

Loss and LAE	—
Acquisition costs	(0.1)
General and administrative expenses	(1.7)
Underwriting income	$0.6

Loss and LAE ratio	—%
Acquisition cost ratio	6%
General and administrative expense ratio	70%

GAAP combined ratio	76%

Since the commencement of its operations in June 2012, Blue Capital has assumed U.S. wind and earthquake exposures on an excess-of-loss basis, all of which was included in our Property Catastrophe - Treaty line of business.

Blue Capital’s gross and net premiums written and earned during 2012 totaled $2.4 million.  Blue Capital did not cede any premium or incur any losses during 2012.

Blue Capital incurred $1.7 million of general and administrative expenses during 2012, which was comprised primarily of third party legal and consulting costs associated with its formation, as well as allocated internal personnel and information technology costs.

MUSIC Run-Off

On December 31, 2011, we completed the MUSIC Sale. Since we have either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, our former and future operations associated with MUSIC do not constitute a “discontinued operation” in accordance with GAAP.  The cash flows that we will retain subsequent to the MUSIC Sale, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within this MUSIC Run-Off segment.  See “MUSIC Sale Considerations” contained in Item 1 herein.

Underwriting results for the MUSIC Run-Off segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Gross premiums written	$2.5	$59.7	$48.3
Ceded reinsurance premiums	—	(7.8)	(1.7)
Net premiums written	2.5	51.9	46.6
Change in net unearned premiums	24.8	(1.7)	(10.1)
Net premiums earned	27.3	50.2	36.5

Loss and LAE	(19.3)	(42.1)	(27.4)
Acquisition costs	(9.4)	(11.3)	(8.3)
General and administrative expenses	—	(8.7)	(10.5)
Underwriting loss	$(1.4)	$(11.9)	$(9.7)

Loss and LAE ratio	70.7%	83.8%	75.1%
Acquisition cost ratio	34.4%	22.5%	22.7%
General and administrative expense ratio	—%	17.3%	28.8%

GAAP combined ratio	105.1%	123.6%	126.6%

Premiums written and earned

During 2012 we assumed $2.5 million of MUSIC’s premium writings, which represented:  (i) policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011; and (ii) additional audit premiums relating to policies written on or prior to December 31, 2011.  We may be required to assume additional MUSIC premium writings in future periods, but we do not expect such additional writings to be significant.  During 2011 and 2010, MUSIC wrote $59.7 million and $48.3 million of gross premiums, respectively.

All premiums written within the MUSIC Run-Off Segment relate to our Property and Specialty Individual Risk line of business.

The MUSIC Run-Off segment has not ceded any reinsurance premiums subsequent to the MUSIC Sale.  The increase in MUSIC’s ceded reinsurance premiums in 2011, as compared to 2010, resulted from a significant purchase of additional excess-of-loss reinsurance in 2011 covering MUSIC’s property and casualty exposures.  MUSIC’s ceded reinsurance premiums in 2011 and 2010 also include amounts ceded to Montpelier Syndicate 5151 as part of an inter-segment excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 7.

Net premiums earned within the MUSIC Run-Off segment in 2012, 2011 and 2010 were $27.3 million, $50.2 million and $36.5 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums written.

As of December 31, 2012, we had no remaining unearned premiums associated with the MUSIC Sale.

Loss and LAE

The following tables summarize the loss and LAE reserve movements of the MUSIC Run-Off segment for the years ended December 31, 2012, 2011 and 2010, and the composition of its gross loss and LAE reserves at December 31, 2012 and 2011:

	Year Ended December 31,
(Millions)	2012	2011	2010

Gross unpaid loss and LAE reserves - beginning	$38.3	$35.1	$15.4
Reinsurance recoverable on unpaid losses - beginning	—	(5.8)	(6.0)
Net unpaid loss and LAE reserves - beginning	38.3	29.3	9.4

Losses and LAE incurred:
Current year losses	19.8	45.1	28.3
Prior year losses	(0.5)	(3.0)	(0.9)
Total losses and LAE incurred	19.3	42.1	27.4

Losses and LAE paid and approved for payment	(14.1)	(18.3)	(7.5)

Net loss and LAE reserves sold pursuant to the MUSIC Sale	—	(14.8)	—

Net unpaid loss and LAE reserves - ending	43.5	38.3	29.3
Reinsurance recoverable on unpaid losses - ending	—	—	5.8
Gross unpaid loss and LAE reserves - ending	$43.5 (1)	$38.3	$35.1

(1)         The MUSIC Run-Off segment’s ending loss and LAE reserves of $43.5 million and $38.3 million at December 31, 2012 and 2011, respectively, represent MUSIC’s losses and LAE that were assumed by Montpelier Re under the MUSIC Quota Share.  These loss and LAE reserves have historically been, and will continue to be, reported within our MUSIC segment as opposed to our Montpelier Bermuda segment.

	December 31,
(Millions)	2012	2011

Gross IBNR	$33.5	$28.3
Gross Case Reserves	10.0	10.0
Total gross unpaid loss and LAE reserves	$43.5	$38.3

Our best estimates of MUSIC Run-Off’s ending gross loss and LAE reserves at December 31, 2012 and 2011, were $43.5 million and $38.3 million, respectively.  We estimated MUSIC Run-Off’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in MUSIC Run-Off’s reserving process during the year ended December 31, 2012.

The following table presents MUSIC Run-Off’s net loss and LAE ratios for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010

Loss and LAE ratio - current year	72.5%	89.8%	77.5%
Loss and LAE ratio - prior year	(1.8)%	(6.0)%	(2.4)%
Loss and LAE ratio	70.7%	83.8%	75.1%

Current year net losses incurred during the years presented primarily represented IBNR as there were no individually significant loss events experienced within the MUSIC Run-Off segment during those periods.  Current year losses incurred by MUSIC during 2011 further reflect $3.5 million of net losses resulting from U.S. storms occurring in 2011.

MUSIC experienced $3.0 million of favorable prior year loss reserve development during 2011, which related primarily to MUSIC’s casualty (as opposed to property) classes of business.  The MUSIC Run-Off segment did not experience a significant amount of prior year loss reserve development during 2012 or 2010.

Underwriting Expenses

The following table summarizes the underwriting expenses of the MUSIC Run-Off segment for the years ended 2012,  2011 and 2010:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Acquisition costs	$9.4	$11.3	$8.3
Acquisition cost ratio	34.4%	22.5%	22.7%

General and administrative expenses	$—	$8.7	$10.5
General and administrative expense ratio	—%	17.3%	28.8%

The significant increase in the MUSIC Run-Off segment’s acquisition cost ratio for 2012,  versus those for 2011 and 2010, is due to the ceding commission (the “MUSIC Ceding Commission”) associated with the business we have assumed from Selective in connection with the MUSIC Sale.  The MUSIC Ceding Commission was designed to reimburse Selective for its general and administrative costs incurred in support of the business it cedes to us.  As a result, the MUSIC Run-Off segment did not incur any general and administrative expenses in 2012 and is not expected to incur any such costs in future periods.

Prior to the MUSIC Sale, the MUSIC Run-Off segment’s acquisition cost ratio consisted of commissions, premium taxes, excise taxes and profit commissions and its general and administrative expenses consisted of: (i) salaries, employee benefits, incentive compensation and premises expenses; and (ii) intercompany allocations of information technology and other centrally-managed expenses.

The decrease in MUSIC Run-Off’s general and administrative expenses during 2011, versus those of 2010, primarily  represents lower incentive compensation expenses as a result of significant catastrophe losses incurred during 2011, which adversely impacted Company performance during that year.

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

Our Corporate and Other results for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
(Millions)	2012	2011	2010
Gross premiums written	$3.9	$(14.2)	$(13.7)
Ceded reinsurance premiums	(3.9)	14.2	13.7
Net premiums written	—	—	—
General and administrative expenses	(32.1)	(24.0)	(26.8)
Underwriting loss	$(32.1)	$(24.0)	$(26.8)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between Montpelier Syndicate 5151 and MUSIC Run-Off while they were in force.

The gross and net premiums associated with these inter-segment arrangements during the years presented were as follows:

	Year Ended December 31, 2012			Year Ended December 31, 2011
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$(3.9)	$—	$(3.9)	$13.0	$—	$13.0
Montpelier Syndicate 5151	—	3.9	3.9	1.2	(13.0)	(11.8)
MUSIC Run-Off	—	—	—	—	(1.2)	(1.2)
Total inter-segment premiums	$(3.9)	$3.9	$—	$14.2	$(14.2)	$—

	Year Ended December 31, 2010
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$12.4	$—	$12.4
Montpelier Syndicate 5151	1.3	(12.4)	(11.1)
MUSIC Run-Off	—	(1.3)	(1.3)
Total inter-segment premiums	$13.7	$(13.7)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Millions)	2012	2011	2010

Operating expenses	$18.4	$19.5	$15.1
Incentive compensation expenses	13.7	4.5	11.7
General and administrative expenses	$32.1	$24.0	$26.8

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company.  Operating expenses incurred during 2012 decreased, versus those of 2011, primarily as a result of reductions in software depreciation.  The increase in operating expenses experienced from 2010 to 2011 relates primarily to increased allocations of our centrally managed information technology costs to Corporate and Other.

Incentive compensation expenses recorded at Corporate and Other consist of two independent components. The first component represents amounts that are not, or are no longer, dependent on Company performance and consist of: (i) Fixed RSUs and Variable RSUs granted in prior years that have been effectively converted to Fixed RSUs because the performance goal has been formally achieved at a level that permits payout; and (ii) the portion of annual employee cash bonuses that is based on individual employee performance goals. The second component represents amounts that are entirely dependent on Company performance and consist of: (i) Variable RSUs in the Initial RSU Period; and (ii) the portion of annual employee cash bonuses that is based on Company performance.

The increase in Corporate and Other’s incentive compensation expenses during 2012, versus those of 2011, is the result of significantly improved Company performance during 2012.  The decrease in incentive compensation expenses during 2011, versus those of 2010, is the result of significant catastrophe losses incurred during 2011, which adversely impacted Company performance during that year.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Investment income	$73.4	$74.3	$81.7
Investment expenses	(6.3)	(5.6)	(7.7)
Net investment income	67.1	68.7	74.0
Net realized investment gains	56.7	34.6	33.6
Net unrealized investment gains (losses)	25.7	(8.4)	17.0
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	(3.9)	1.4	0.6
Credit Derivatives	(0.4)	(4.9)	—
Interest Rate Contracts	2.7	(7.5)	(0.1)
Investment Options and Futures	(0.3)	2.8	(6.7)
Net foreign exchange transaction gains (losses) - investing activities	2.3	(3.5)	0.1
Reclassification of inception-to-date net unrealized gains - Symetra	—	—	(2.6)
Total return on cash and investments ($)	$149.9	$83.2	$115.9

Weighted average investment portfolio, including cash and cash equivalents (1)	$2,987	$2,856	$2,676
Investment return on cash and investments (%)	5.2%	3.0%	4.4%

(1)   Beginning in June 2012, our weighted average investment portfolio calculations exclude those cash and cash equivalents that served to collateralize Blue Water Re’s reinsurance operations.  These assets generate virtually no investment income and the return on these invested assets is reflected as Blue Water Re’s underwriting result, and is included in our combined ratio.

Our total return on cash and investments for 2012 was higher than that of 2011, due primarily to significantly higher net realized and unrealized investment gains experienced in 2012. Our total return on cash and investments for 2011 was lower than that of 2010, due primarily to lower net realized and unrealized investment gains and lower net investment income experienced in 2011.

Despite a higher average investment portfolio balance, our investment income has decreased each year since 2010, due to continual declines in market interest rates.

Investment expenses incurred during 2012 were higher than those incurred during 2011 due to: (i) an increase in the weighted average value of the portfolio; and (ii) changes in the allocation of invested balances among investment managers. Investment expenses in 2011 were lower than those incurred during 2010, despite a higher weighted average value, due to changes in the allocation of invested balances among investment managers.

During 2012 we recognized $64.4 million in net realized and unrealized gains from our fixed maturity portfolio, $8.8 million in net realized and unrealized gains from our equity portfolio and $9.2 million in net realized and unrealized gains from our other investments. The fixed maturity net gains we experienced during 2012 were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on the fixed maturity investments we held versus that of U.S. Treasuries.  The equity portfolio net gains we experienced during 2012 were consistent with trends experienced by the U.S. equity market as a whole, as measured by the S&P 500 Index. The other investment net gains we experienced during 2012 related primarily to the performance of certain private investment funds.

During 2011 we recognized $34.0 million in net realized and unrealized gains from our fixed maturity portfolio, $1.5 million in net realized and unrealized losses from our equity portfolio and $6.3 million in net realized and unrealized losses from our other investments. The fixed maturity net gains we experienced during 2011 were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on the fixed maturity investments we held versus that of U.S. Treasuries. The equity portfolio net losses we experienced during 2011 followed a trend consistent with that of the U.S. equity market as a whole, as measured by the S&P 500.  The other investment net losses we experienced during 2011 included a $4.7 million unrealized loss associated with a private investment fund.

During 2010 we recognized $21.2 million in net realized and unrealized gains from our fixed maturity portfolio, $25.1 million in net realized and unrealized gains from our equity portfolio and $4.3 million in net realized and unrealized gains from our other investments. The fixed maturity and other investment net gains we experienced during 2010 were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on the fixed maturity investments we held versus that of U.S. Treasuries. The equity portfolio net gains we experienced during 2010 followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500. The net gains from other investments previously mentioned were partially offset by a $4.3 million realized loss from a limited partnership investment.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net losses from investment-related derivative instruments during 2012, 2011 and 2010 were $1.9 million, $8.2 million and $6.2 million, respectively.  Each of our derivative instruments, as well as the income and loss derived therefrom during the years presented, are described in Note 7 of the Notes to Consolidated Financial Statements.

During 2012, 2011 and 2010, we experienced net foreign exchange transaction gains (losses) on cash and investments (those in connection with our investing activities) of $2.3 million, $(3.5) million and $0.1 million, respectively. These foreign exchange transaction gains and losses represent foreign exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

We formerly owned an investment in Symetra Financial Corporation (“Symetra”), which we acquired through in a private placement investment made in 2004.  In January 2010, Symetra’s common shares began trading on the New York Stock Exchange under the symbol “SYA”.  Symetra was originally carried as an other investment on our consolidated balance sheets and its net appreciation or depreciation was reported as a separate component of our shareholders’ equity, with changes therein reported as a component of our other comprehensive income. As a result of the Symetra IPO, during 2010 we reclassified the cumulative net appreciation associated with our investment in Symetra, which totaled $2.6 million at December 31, 2009, from other comprehensive income to net unrealized investment gains on our consolidated statements of operations and moved that investment from other investments to equity securities on our consolidated balance sheets.

As of December 31, 2012, 2011 and 2010, our Level 3 investments measured at fair value, as defined in GAAP, totaled $124.3 million (or 4.5%), $83.7 million (or 3.3%) and $85.2 million (or 3.4%) of our total invested assets measured at fair value, respectively.  Our investments classified as Level 3 consist primarily of the following: (i) with respect to our fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to our other investments, certain limited partnership interests and private investment funds.  The increase in our Level 3 investments during 2012, versus that of the prior periods presented, is primarily the result of additional investments in bank loans we made during 2012.

Net Foreign Exchange Gains (Losses)

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Millions)	2012	2011	2010

Net foreign exchange transaction gains (losses) - investing activities	$2.3	$(3.5)	$0.1
Net foreign exchange transaction gains (losses) - other activities	(15.1)	(1.7)	2.2
Net foreign exchange gains (losses)	$(12.8)	$(5.2)	$2.3

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign exchange transaction gains (losses) we experienced in connection with our investing activities during the years presented.

The net foreign exchange transaction gains (losses) we experienced in connection with our other activities represent net foreign exchange gains and losses resulting from: (i) Montpelier Bermuda’s premiums receivable that are denominated in currencies other than the U.S. dollar (Montpelier Bermuda’s functional currency); and (ii) Montpelier Syndicate 5151’s assets and liabilities that are denominated in currencies other than the British pound (Montpelier Syndicate 5151’s functional currency), including those denominated in U.S. dollars. These net transaction gains and losses do not include: (i) fluctuations associated with Montpelier Bermuda’s and Montpelier Syndicate 5151’s losses and LAE, which we record as favorable or unfavorable loss reserve development; (ii) the income or loss associated with those foreign currency exchange agreements we enter into in order to mitigate the financial effects of certain foreign exchange rate fluctuations, see “Net Income (Loss) from Derivative Instruments”; and (iii) any offsetting foreign currency translation gains and losses we recognize through our comprehensive income or loss associated with Montpelier Syndicate 5151’s assets and liabilities (those other than its loss and LAE reserves) that are denominated in U.S. dollars.

The net foreign exchange transaction gains (losses) we experienced during the years presented associated with our other activities is primarily due to a strengthening (weakening) of the U.S. dollar against the British pound, the European Union euro and the New Zealand dollar, during such periods.

Net Income (Loss) from Derivative Instruments

The following table presents our consolidated net income (loss) from derivative instruments during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Millions)	2012	2011	2010

Foreign Exchange Contracts - underwriting activities	$7.5	$5.7	$1.5
Foreign Exchange Contracts - investing activities	(3.9)	1.4	0.6
Credit Derivatives	(0.4)	(4.9)	—
Interest Rate Contracts	2.7	(7.5)	(0.1)
Investment Options and Futures	(0.3)	2.8	(6.7)
ILW Swap	(0.8)	(0.7)	(0.3)
ILW Contract	—	0.1	0.3
UST Contract	0.6	—	—
LIBOR Swap	(2.2)	—	—
Net income (loss) from derivative instruments	$3.2	$(3.1)	$(4.7)

See Note 7 of the Notes to Consolidated Financial Statements for a description of each of our derivative instruments.

Gain on MUSIC Sale

On December 31, 2011, we completed the MUSIC Sale, received total proceeds of $54.9 million therefrom and recorded a gain on the sale of $11.1 million, which is net of $1.0 million in expenses related to the transaction.

Other Revenue

Our other revenue is comprised of: (i) services provided to third parties consisting of third party commissions formerly earned by PUAL, transitional services provided to Selective in connection with the MUSIC Sale and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; (ii) recognition of the proceeds from the Loss Development Cover; (iii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms; and (iv) the loss recognized on the sale of PUAL.

The following table summarizes our consolidated other revenue for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Millions)	2012	2011	2010

Services provided to third parties	$1.0	$0.5	$0.5
Revenue from the Loss Development Cover	0.2	—	—
Interest on funds advanced	0.1	—	0.3
Loss on sale of PUAL	(0.5)	—	—
Other revenue	$0.8	$0.5	$0.8

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Millions)	2012	2011	2010

Interest expense and amortization of issuance costs - 2013 Senior Notes	$11.7	$14.0	$14.0
Interest expense - Trust Preferred Securities	4.3	5.3	8.7
Interest expense and amortization of discount and issuance costs - 2022 Senior Notes	3.4	—	—
Letter of credit and trust fees	1.0	1.3	1.9
Interest and other financing expenses	$20.4	$20.6	$24.6

We issued the 2022 Senior Notes on October 5, 2012, and the majority of the net proceeds were used to redeem the 2013 Senior Notes on November 5, 2012.  We incurred $1.2 million of incremental interest resulting from having both of these debt issuances outstanding during that period (which constituted the redemption notice period we were required to provide to holders of the 2013 Senior Notes).

Excluding the incremental interest associated with the issuance of the 2022 Senior Notes described above, our interest and other financing expenses decreased during 2012, as compared to 2011 and 2010. These reductions were mainly due to: (i)  the interest rate on our $100.0 million of capital securities (the “Trust Preferred Securities”) moving from an 8.55% per annum fixed rate to a floating rate, effective March 30, 2011 (this floating rate varied from 4.05% to 4.38% during the period from March 30, 2011 to December 31, 2011 and from 4.11% to 4.38% during 2012); and (ii) continual reductions in letter of credit fees experienced since 2010 as a result of the Reinsurance Trust and the Lloyd’s Capital Trust replacing letter of credit facilities that we allowed to expire in accordance with their terms.

Loss on Early Extinguishment of Debt

On November 5, 2012, we fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date. In connection with the redemption of the 2013 Senior Notes, we recorded a loss on early extinguishment of debt of $9.7 million.

Income Taxes

We are domiciled in Bermuda and have subsidiaries that are domiciled in the U.S., the U.K. and Switzerland. At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 31, 2035.

During 2012 we recorded a net tax provision of $0.3 million consisting of a current tax provision of $0.8 million, partially offset by a deferred tax benefit of $0.5 million.  During 2011 and 2010, we recorded a deferred tax benefit of $0.6 million and $1.3 million, respectively.

The movements in our income tax provisions during the years presented herein were associated primarily with our U.K. operations. In particular, during 2010 we re-characterized an existing intercompany loan between two of our wholly-owned subsidiaries as a contribution of capital.  In connection with this re-characterization, we recorded a one-time $1.0 million deferred income tax benefit representing: (i) current and prior year reversals of U.K. deferred income tax provisions; and (ii) the amended treatment of foreign exchange gains experienced while the loan was outstanding.

During 2012, 2011 and 2010, our Bermuda operations generated income (loss) before income taxes of $232.2 million, $(105.5) million and $226.6 million, respectively.

During 2012, 2011 and 2010, our U.K. operations generated losses before income taxes of $4.4 million, $18.0 million and $1.3 million, respectively, and certain of these operations are currently in a net operating loss position.  Due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize the resulting U.K. gross deferred tax assets, we have established offsetting valuation allowances against the majority of these assets.

During 2012, 2011 and 2010, our U.S. operations generated income (loss) before income taxes of $0.1 million, $7.7 million and $(14.6) million, respectively, and are currently in a cumulative net operating loss position.  Due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established offsetting valuation allowances against each of our existing U.S. gross deferred tax assets.

During 2012, 2011 and 2010, our income taxes relating to our Switzerland operations totaled less than $0.1 million.

Dividends Declared on Preferred Shares

During 2012 we declared $13.3 million in cash dividends on our Preferred Shares.  During 2011 we declared $9.1 million in cash dividends on our Preferred Shares from May 10, 2011 to December 31, 2011, the interim period during which the Preferred Shares were outstanding during that year.

III.  Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to holders of Preferred Shares and Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation” herein. We currently pay a regular dividend of $0.115 per Common Share per quarter and our Preferred Shares have a stated dividend rate of 8.875% per year. Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of December 31, 2012, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 3.3 years. If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments prior to maturity, potentially at a significant loss.

As of December 31, 2012, our sources of immediate and unencumbered liquidity consisted of: (i) $187.6 million of cash and cash equivalents; (ii) $251.4 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $505.5 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

We do not currently have a revolving credit facility because we anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of December 31, 2012 and December 31, 2011:

	December 31,
(Millions)	2012	2011

2022 Senior Notes, at face value	$300.0	$—
2013 Senior Notes, at face value	—	228.0
Trust Preferred Securities	100.0	100.0
Total Debt	$400.0	$328.0

Preferred Shareholders’ Equity	150.0	150.0
Common Shareholders’ Equity	1,479.4	1,399.3

Total Capital	$2,029.4	$1,877.3

Our total capital increased by $152.1 million during 2012 as a result of our recording comprehensive income of $228.4 million, recognizing $10.2 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $37.6 million in dividends to holders of Common Shares and Preferred Shares, repurchasing $120.9 million of Common Shares, issuing $300.0 million of 2022 Senior Notes and extinguishing $228.0 million of 2013 Senior Notes.

The 2022 Senior Notes, which were issued on October 5, 2012, bear interest at a fixed rate of 4.70% per annum, payable semi-annually in arrears on April 15 and October 15 of each year (beginning April 15, 2013), and were issued at a price of 99.682% of their principal amount, providing an effective yield to investors of 4.74%.  We may redeem the 2022 Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, plus accrued and unpaid interest.

The 2013 Senior Notes were fully redeemed on November 5, 2012, at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date.

The Trust Preferred Securities mature on March 30, 2036, but are redeemable at our option at par. The Trust Preferred Securities bore interest at 8.55% per annum through March 29, 2011, and thereafter at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. We currently have no intention of redeeming the Trust Preferred Securities.

The LIBOR Swap, which we entered into in February 2012, will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the LIBOR Swap to its maturity.

We issued the Preferred Shares in May 2011.  The Preferred Shares have no stated maturity, and are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, we may redeem the Preferred Shares at our option, in whole or in part, at a price of $25.00 per share plus any declared and unpaid dividends.

None of the 2022 Senior Notes, the Trust Preferred Securities or the Preferred Shares contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere.

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

Letter of Credit Facilities and Trusts

In the normal course of our business, we maintain letter of credit facilities and trust arrangements as a means of providing collateral and/or statutory credit to certain of our constituents. These letter of credit facilities and trust arrangements are secured by collateral accounts containing cash and investments.

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the syndicated secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of December 31, 2012 and 2011, our debt to capital ratio (which, as defined in such agreements, is the amount of our senior unsecured debt outstanding divided by the sum of: (i)  the amount of our senior unsecured debt outstanding; and (ii) the amount of our total shareholders’ equity, expressed as a percentage) was 15.5% and 12.8%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook) and “A-” (with a positive outlook), respectively.

In 2010 we established the Reinsurance Trust (as a means of providing statutory credit to Montpelier Re’s cedants) and the Lloyd’s Capital Trust (as a means of satisfying Lloyd’s capital requirements).  As a result of these, and other,  trust arrangements we currently utilize, our ongoing reliance on letter of credit facilities has been significantly reduced. See Note 6 of the Notes to Consolidated Financial Statements.

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2012:

Millions	Due in One Year or Less	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total

Loss and LAE reserves	$420.2	$422.4	$153.5	$116.3	$1,112.4
Debt	—	—	—	400.0	400.0
Interest and other financing expenses	19.1	38.1	38.1	158.3	253.6
Letter of credit fees	1.0	—	—	—	1.0
Noncancellable operating leases	5.6	8.9	3.5	0.3	18.3
Unfunded investment commitments	14.8	—	—	—	14.8
Total contractual obligations and commitments	$460.7	$469.4	$195.1	$674.9	$1,800.1

Our loss and LAE reserves do not have contractual maturity dates.  Our expected loss and LAE reserve obligations are based on historical loss and LAE reserve payment patterns.

Our debt and interest and other financing obligations assume that the Trust Preferred Securities are redeemed upon their maturity in March 2036, and that the interest rate thereon remains at 4.905% per year, the rate that we have achieved through the LIBOR Swap.

Our letter of credit facilities are cancellable upon one-years’ notice and are assumed to have been cancelled on December 31, 2012.

Our unfunded commitments to invest $14.8 million into three separate private investment funds are assumed to be fully funded during 2013.

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of December 31, 2012, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

During 2012, 2011 and 2010 we experienced a net increase (decrease) in cash and cash equivalents of $(9.5) million, $108.0 million and $30.2 million, respectively.

During 2012, 2011 and 2010 we generated $200.8 million, $166.8 million and $317.7 million of net cash from our operations, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses and operating expenses paid.

During 2012, 2011 and 2010 our cash flows used for, or provided from, investing and financing activities widely fluctuated, mainly as a result of: (i) the extent of our repurchases of Common Shares in each of those years; (ii) the issuance of the 2022 Senior Notes and the extinguishment of the 2013 Senior Notes in 2012; (iii) the issuance of the Preferred Shares in 2011; and (iv) purchases and sales of investment securities undertaken in connection with, or as a result of, these financing activities.

Detailed information regarding our cash flows for the years ended December 31, 2012, 2011 and 2010, follows:

For the Year Ended December 31, 2012

Our cash flows provided from operations totaled $200.8 million in 2012.

Our cash flows used for investing activities totaled $128.9 million, resulting from the following:

•                  we paid $224.7 million for net purchases of fixed maturity investments,

•                 we received $38.4 million from net sales of equity securities and other investments,

•                  we paid $1.0 million in expenses related to the MUSIC Sale,

•                  we received $0.7 million in settlements of investment-related derivative instruments,

•                  we had a $58.1 million decrease in our restricted cash, and

•                  we paid $0.4 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $86.8 million, resulting from the following:

•                  we paid $228.0 million to extinguish the 2013 Senior Notes,

•                  we received $299.1 million from the issuance of the 2022 Senior Notes,

•                  we paid $2.7 million in expenses related to the issuance of the 2022 Senior Notes,

•                  we paid $117.5 million to repurchase Common Shares, and

•                  we paid $37.7 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $5.4 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

For the Year Ended December 31, 2011

Our cash flows provided from operations totaled $166.8 million.

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

For the Year Ended December 31, 2010

Our cash flows provided from operations totaled $317.7 million.

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

Our cash flows used for financing activities totaled $315.8 million, resulting from the following:

•                  we paid $1.0 million to repurchase and retire a portion of our 2013 Senior Notes,

•                  we paid $288.6 million to repurchase Common Shares, and

•                  we paid $26.2 million in dividends to holders of our Common Shares.

We also experienced a $2.0 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign exchange rate fluctuations.

Cash and Cash Equivalents Held by Our U.S. and U.K. Subsidiaries

As of December 31, 2012, we had total cash and cash equivalents of $330.8 million.  Of this amount, $212.7 million was held in Bermuda, $102.4 million was held in the U.K., $14.6 million was held in the U.S. and $1.1 million was held in Switzerland.

Of our cash and cash equivalents held in the U.K. at December 31, 2012, $89.1 million represented amounts held in the Lloyd’s Premiums Trust Funds which may be used for the payment of Syndicate 5151’s claims and valid expenses but can only be distributed to its parent annually, subject to meeting Lloyd’s requirements.  We do not currently have the intent or ability to repatriate such funds to its parent.

In January 2012, our U.S. operations repatriated $53.5 million in cash to the Company in Bermuda, representing the majority of the proceeds we received from the MUSIC Sale.  We did not incur any income or withholding taxes associated with this repatriation.

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

Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification and other factors. These estimates and judgments are based on numerous considerations and are often revised as: (i) we receive changes in loss amounts reported by ceding companies; (ii) we obtain additional information, experience or other data; (iii) new or improved methodologies are developed; or (iv) laws change.

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

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and IBNR reserves (which are based on losses that we believe to have occurred but for which claims have not yet been reported to us and which may include a provision for expected future development on our case reserves).

Our case reserve estimates are initially determined on the basis of loss reports received from third parties.  Our IBNR reserve estimates are determined using various actuarial methods as well as a combination of our own historical loss experience, historical insurance industry loss experience, estimates of pricing adequacy trends and our professional judgment. The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserve.

Our primary focus is on short-tail property treaty reinsurance, written on both an excess-of-loss and proportional basis. We also underwrite direct insurance and facultative reinsurance, as well as specialty casualty risks. The nature and extent of our judgment in the reserving process depends upon the type of business.

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

To the extent we rely on industry data to aid us in our reserve estimates, there is a risk that the data may not match our risk profile or that the industry’s overall reserving practices differ from our own and those of our cedants. In addition, reserving can prove to be especially difficult should a significant loss take place near the end of a reporting period, particularly if the loss involves a catastrophic event. These factors further contribute to the degree of uncertainty in our reserving process.

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

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to facilitate loss reporting and identify inaccurate or incomplete claim reporting; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We also use catastrophe model outputs and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants. In addition, each subsequent year of loss experience with a given cedant provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls process on an ongoing basis and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.  Our claims handling follow-up actions do not permit us to capture data which records the extent to which ceding company claims are subsequently adjusted as a result of these activities, nor do they permit us to determine the extent to which our actions influence the accuracy of subsequent cedant reporting. However, unreliable reporting is a factor which influences our underwriters’ willingness to offer terms to potential cedants. We believe that our diligence in these matters promotes better reporting by brokers and cedants over the long term. In our relatively short history, disputes with ceding companies have been rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions.

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

Estimating loss reserves for our modest book of longer-tail casualty reinsurance business, which can be either on an excess-of-loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process referred to above, casualty business can be subject to longer reporting lags than property business and claims often take several years to settle. During this period additional factors and trends will be revealed and, as they become apparent, we may adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book.  Therefore, any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2012 and 2011, we recorded gross loss and LAE reserves related to our casualty business of $243.2 million and $249.4 million, respectively.

Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles.  The Audit Committee reviews our quarterly and annual reserve analyses and meets with the independent actuaries no less than annually.

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.  At December 31, 2012 and 2011, we did not have a significant backlog in either our insurance or reinsurance claims processing.

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

GAAP does not permit us to record or carry contingency reserves for catastrophe losses that are expected to occur in the future.  Therefore, during periods in which significant catastrophe loss events occur, our underwriting results are likely to be adverse and, during periods in which significant catastrophe loss events do not occur, our underwriting results are likely to be favorable.

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that our actual losses will not exceed our total loss and LAE reserves.

The following tables provide the details of our gross case reserves and IBNR, by line of business, at December 31, 2012 and 2011:

(Millions)	Gross IBNR at Dec. 31, 2012	Gross Case Reserves at Dec. 31, 2012	Gross Loss and LAE Reserves at Dec. 31, 2012

Property Catastrophe - Treaty	$165.0	$180.6	$345.6
Property Specialty - Treaty	85.2	58.2	143.4
Other Specialty - Treaty	219.9	81.2	301.1
Property and Specialty Individual Risk	174.3	148.0	322.3
Total	$644.4	$468.0	$1,112.4

(Millions)	Gross IBNR at Dec. 31, 2011	Gross Case Reserves at Dec. 31, 2011	Gross Loss and LAE Reserves at Dec. 31, 2011

Property Catastrophe - Treaty	$173.1	$215.5	$388.6
Property Specialty - Treaty	80.2	66.2	146.4
Other Specialty - Treaty	212.9	67.3	280.2
Property and Specialty Individual Risk	145.1	116.8	261.9
Total	$611.3	$465.8	$1,077.1

The portion of our gross loss and LAE reserves at any given time represented by IBNR tends to be lower for large loss events than it does for loss events of lower severity, unless we happen to experience a significant loss late in the year.  At the end of 2012 (a year in which we incurred a significant loss from windstorm Sandy late in the year) our ending gross IBNR reserves represented 58% of our total ending gross loss and LAE reserves, roughly equal to the 57% of total ending gross loss and LAE reserves represented by IBNR reserves at the end of 2011 (a year in which we incurred significant losses from a high number of large loss events occurring throughout the year), and lower than the 63% of gross loss and LAE reserves represented by IBNR reserves at the end of 2010 (a year in which we incurred significant losses from a low number of large loss events occurring early in the year).

We have determined that our best estimates for our gross loss and LAE reserves at December 31, 2012 and 2011 were $1,112.4 million and $1,077.1 million, respectively. Of these estimates, at December 31, 2012 and 2011, $171.2 million and $119.9 million related to our direct insurance and facultative business, respectively, and $941.2 million and $957.2 million related to our reinsurance business, respectively.

Favorable development of prior period net losses experienced as a percentage of our opening net loss reserves across all underwriting years was 8.7%, 12.4% and 17.9% for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease in our net income or loss and shareholders’ equity of approximately $151.5 million. The net income or loss and shareholders’ equity impact of the change in net reserves might be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

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

Premiums written are recognized as revenues, net of any applicable underlying ceded reinsurance, and are earned over the term of the related policy or contract.  For direct insurance, and facultative and losses-occurring contracts, the earnings period is the same as the term of the reinsurance contract, which is ordinarily twelve months. For risks-attaching contracts, the earnings period is based on the terms of the underlying insurance policies, which extends from the inception date of the first policy bound during the contract term to the termination date of the last policy bound, and thereby exceeds the term of the reinsurance contract.

Insurance and facultative reinsurance contracts are written based on agreed upon terms and conditions which include a stated premium for coverages provided.  The stated premium is then recorded as written premium at the effective date of the policy.  In general, if the terms and conditions change during the policy period, either through policyholder request or underwriting audit, the policy would be endorsed to reflect the change in coverage. This endorsement usually generates a change to the policy premium which is then recorded as an adjustment to our written premiums in the period the endorsement becomes effective.

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

For pro-rata contracts and certain excess-of-loss contracts in which a deposit or minimum premium is not specified in the contract, written premium is recognized evenly over the term of the reinsurance contract based on estimates of ultimate premiums provided by the ceding companies. When the actual premium is reported by the ceding company, typically on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

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

Excess-of-loss contracts often include contract terms that require an automatic reinstatement of coverage in the event of a loss. The associated reinstatement premium is normally calculated on the basis of: (i) a fixed percentage (normally 100%) of the deposit or minimum premium; and (ii) the proportion of the original limit exhausted.  In a year of large loss events, such as 2011, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of loss and LAE.  During 2012, 2011 and 2010, we recorded written and earned reinstatement premiums totalling $13.1 million, $27.5 million and $17.5 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing.  Based on our reviews, we established allowances of $3.8 million and $3.6 million for uncollectible insurance and reinsurance premiums receivable as of December 31, 2012 and 2011, respectively, each of which represented less than one percent of our consolidated net insurance and reinsurance premiums earned in those years.

Ceded Reinsurance

In the normal course of business, we purchase reinsurance from third parties in order to manage our exposures. The amount of ceded reinsurance that we buy varies from year to year depending on our risk appetite, as well as the availability and cost of the reinsurance coverage.  Ceded reinsurance premiums are earned on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written.

Certain of our assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to our benefit. These reinsurance premiums are reported as a reduction in our gross premiums written and earned.

The cost of reinsurance purchased varies based on a number of factors. The initial premium associated with excess-of-loss reinsurance is normally based on the underlying premiums we assume. As these reinsurance contracts are typically purchased prior to the time the assumed risks are written, ceded reinsurance premiums recorded in the period of inception reflect an estimate of the amount that we will ultimately pay. In the majority of cases, the premiums initially recorded are subsequently adjusted to reflect premiums actually assumed by us during the contract period. These adjustments are recorded in the period that they are determined, and to date they have not been significant. In addition, losses which pierce excess-of-loss reinsurance cover may generate reinstatement premiums ceded, depending on the terms of the contract.  Reinstatement premiums ceded are recognized as written and earned when the loss occurs and the reinsurance recovery is estimated and recorded.

The cost of pro-rata reinsurance is initially based on our estimated gross premiums written related to the specific lines of business covered by the reinsurance contract. As gross premiums are written during the period of coverage, reinsurance premiums ceded are adjusted in accordance with the terms of the reinsurance agreement.

Reinsurance recoverable on paid losses represents amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represents amounts that will be collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments.  In determining our ceded IBNR, the first judgment involves the estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is developed as part of our loss reserving process, and consequently, the estimate is subject to risks and uncertainties similar to the estimation of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute or other reasons.

As of December 31, 2012 and 2011, we recorded $6.7 million and $7.7 million in reinsurance recoverable on paid losses, respectively, and $102.7 million and $77.7 million in reinsurance recoverable on unpaid losses, respectively.  We record provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Based on a review of the financial condition of the reinsurers and other factors, we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered appropriate as of December 31, 2012 and 2011.

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings often involve insurance or reinsurance contract disputes, which are typical for the insurance and reinsurance industry.  Expected or actual reductions in our reinsurance recoveries due to insurance or reinsurance contract disputes (as opposed to a reinsurer’s inability to pay) are not recorded as an uncollectible reinsurance recoverable.  Rather, they are factored into the determination of, and are reflected in, our net loss and LAE reserves.

As of December 31, 2012, we had no ongoing material reinsurance contract disputes.

Share-Based Compensation

At the discretion of the Compensation Committee, incentive awards, the value of which are based on Common Shares, may be made to our eligible officers, employees, consultants and non-employee directors.  Share-based incentive awards currently outstanding consist solely of RSUs, all of which were awarded under either the 2012 LTIP or the 2007 LTIP.

RSUs are phantom (as opposed to actual) Common Shares which, depending on the individual award, vest in equal tranches over a one to five-year period, subject to the recipient maintaining a continuous relationship with us through the applicable vesting date. RSUs are payable in Common Shares upon vesting (the amount of which may be reduced by applicable statutory income tax withholdings at the recipient’s option). RSUs do not require the payment of an exercise price and holders of RSUs are not entitled to voting rights, but they are entitled to receive payments equivalent to any dividends and distributions declared on the Common Shares underlying the RSUs.

We currently use variable RSUs (“Variable RSUs”) as the principal component of our ongoing long-term incentive compensation for our employees. Variable RSUs are awarded based on our performance during the first year of the applicable performance period (the “Initial RSU Period”) and are earned ratably each year based on continued employment over a four-year vesting period.  Since the number of RSUs to be awarded is dependent upon our  performance during the Initial RSU Period, the number of RSUs estimated to be awarded for that cycle may fluctuate throughout the Initial RSU Period.

For 2012, the number of Variable RSUs expected to be formally awarded to employees was based on our 2012 increase in FCBVPCS. FCBVPCS is computed by dividing our common shareholders’ equity by the sum of our outstanding Common Shares and unvested RSUs outstanding. Our calculation of the increase in FCBVPCS represents the increase in our FCBVPCS during the Initial RSU Period, after taking into account dividends on Common Shares declared during such period.

For 2011 and 2010, the actual number of Variable RSUs awarded to employees was based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing our adjusted comprehensive income or loss (based on the sum of our actual underwriting result and standard investment result) by our actual average common shareholders’ equity for the Initial RSU Period. Adjusted comprehensive income, for these purposes, is our actual comprehensive income or loss less dividends declared on our Preferred Shares, if any, less the actual investment return on our investments, investment-related derivatives and cash and cash equivalents, plus a standardized investment return on our investments, cash and cash equivalents.

We also use fixed RSUs (“Fixed RSUs”) as a supplemental component of our ongoing long-term incentive compensation for certain of our employees and non-employee directors.  Unlike Variable RSUs, the number of Fixed RSUs is fixed on the grant date. Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join us; (ii) to retain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration for non-management directors. Additionally, when the actual number of Variable RSUs to be awarded in any given year has been formally determined, they are effectively converted into Fixed RSUs.

For the 2012-2015 Variable RSU award cycle, the targeted performance metric was based on a 2012 increase in FCBVPCS of 9.88%. At an achieved increase in FCBVPCS of 9.88% (our target), we would have expected to grant approximately 530,000 Variable RSUs to participants.  At an achieved increase in FCBVPCS of 2.88% (our threshold) or less, we would not have expected to grant any Variable RSUs to participants. At an achieved increase in FCBVPCS of 16.88% (our maximum) or more, we would have expected to grant approximately 1,060,000 Variable RSUs to participants. Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 1,068,556 RSUs (as recorded at September 30, 2012) to as few as 669,105 RSUs (as recorded at March 31, 2012). Because we determined our achieved increase in FCBVPCS for 2012 to be 17.0%, the preliminary number of Variable RSUs expected to be granted for the 2012-2015 Variable RSU award cycle was determined to be 1,058,304 at December 31, 2012. The final number of Variable RSUs granted for the 2012-2015 Variable RSU award cycle was subsequently determined to be 1,058,304 RSUs (or 200% of the in force target RSUs for that cycle at that time) by the Compensation Committee on February 21, 2013.

For the 2011-2014 Variable RSU award cycle, the targeted performance metric was based on a 2011 ROE of 9.01%. At an achieved ROE of 9.01% (our target), we would have expected to grant approximately 590,000 Variable RSUs to participants.  At an achieved ROE of 3.01% (our threshold) or less, we would not have expected to grant any Variable RSUs to participants.  At an achieved ROE of 19.01% (our maximum) or more, we would have expected to grant approximately 1,180,000 Variable RSUs to participants. Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle remained at zero.  Based on our actual ROE achieved for 2011 of negative 7.4%, the final number of Variable RSUs granted for the 2011-2014 Variable RSU award cycle was determined to be zero by the Compensation Committee in February 2012.

For the 2010-2013 Variable RSU award cycle, the targeted performance metric was based on a 2010 ROE of 9.69%. At an achieved ROE of 9.69% (our target), we would have expected to grant approximately 580,000 Variable RSUs to participants.  At an achieved ROE of 3.69% (our threshold) or less, we would not have expected to grant any Variable RSUs to participants.  At an achieved ROE of 19.69% (our maximum) or more, we would have expected to grant approximately 1,160,000 Variable RSUs to participants.  Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 725,922 RSUs (as recorded at December 31, 2010) to as few as 408,084 RSUs (as recorded at June 30, 2010).  Based on our actual ROE achieved for 2010 of 11.94%, the final number of Variable RSUs granted for the 2010-2013 Variable RSU award cycle was determined to be 713,741 RSUs (or 123% of the target RSUs in force for that cycle at that time) by the Compensation Committee in March 2011, after which these awards were effectively converted to Fixed RSUs.

For the periods covered by this report, we assumed an RSU forfeiture rate of between zero and 16%, depending on the nature and term of the individual awards and past and recent experience.  Our forfeiture assumptions serve to reduce the unamortized grant date fair value of our outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels. True-up adjustments are made as deemed necessary.

During 2012, 2011 and 2010, we also granted 50,700, 100,000 and 10,000 Fixed RSUs, respectively, to certain of our employees and non-management directors.

During 2012, 2011 and 2010, we recognized $12.1 million, $7.5 million and $13.5 million of RSU expense, respectively.

As of December 31, 2012, the unamortized grant date fair value of the 1,327,041 RSUs outstanding was $10.3 million. As of December 31, 2011, the unamortized grant date fair value of the 761,279 RSUs outstanding was $4.7 million.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We believe that our balance sheet is principally exposed to four types of market risk consisting of: (i) interest rate risk; (ii) foreign currency risk; (iii) equity price risk; and (iv) credit risk.  In addition, we believe that our balance sheet is also exposed to natural catastrophe risk and the effects of inflation.

Market Risk

Interest Rate Risk

Fixed Maturity Investments.  As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice.  Since changes in market interest rates result in fluctuations in the fair value of our fixed maturity investments, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments prior to maturity, potentially at a significant loss.

We manage the interest rate risk associated with our fixed maturity investments by monitoring the average duration of the portfolio, which allows us to achieve an acceptable yield without subjecting the portfolio to an unreasonable level of interest rate risk. As of December 31, 2012, our fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.3 years. As of December 31, 2011, our fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.0 years.

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our fixed maturity investments as of December 31, 2012 and 2011.

Fixed Maturity Investments ($ in millions)	Fair Value (1)	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2012	$2,610.8	100 bp decrease	$2,696.4	$85.6
		100 bp increase	2,521.5	(89.3)

As of December 31, 2011	$2,261.7	100 bp decrease	$2,330.5	$68.8
		100 bp increase	2,188.9	(72.8)

(1)         The net amount shown for 2012 represents the fair value of our long fixed maturity investments ($2,738.6 million) less the fair value of our liability for fixed maturities sold short ($127.8 million), each presented at December 31, 2012.  The net amount shown for 2011 represents the fair value of our long fixed maturity investments ($2,390.2 million) less the fair value of our liability for fixed maturities sold short ($128.5 million), each presented at December 31, 2011.

Debt.  Our outstanding debt at December 31, 2012, consisted of the 2022 Senior Notes and the Trust Preferred Securities. The 2022 Senior Notes bear interest at a fixed rate of 4.70% per annum and are scheduled to mature on October 15, 2022. The Trust Preferred Securities bear interest at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly, and are scheduled to mature on March 30, 2036.

At December 31, 2012, the fair value of the 2022 Senior Notes was $306.9 million, which compared to a carrying value of $299.1 million, and the fair value of the Trust Preferred Securities was $89.0 million, which compared to a carrying value of $100.0 million.

In February 2012 we entered into the LIBOR Swap, which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the LIBOR Swap to its maturity. At December 31, 2012, the fair value of the LIBOR Swap (which is recorded as an other investment on our consolidated balance sheets) was negative $1.7 million.

Our outstanding debt at December 31, 2011, consisted of the 2013 Senior Notes and the Trust Preferred Securities. The 2013 Senior Notes bore interest at a fixed rate of 6.125% per annum and were fully redeemed on November 5, 2012.

At December 31, 2011, the fair value of our 2013 Senior Notes was $237.2 million, which compared to a carrying value of $227.8 million, and the fair value of the Trust Preferred Securities was $76.0 million, which compared to a carrying value of $100.0 million.

Derivative Instruments.  As of December 31, 2012 and 2011, we had the following derivative instruments, expressed either as a net asset, (liability) or (contra-asset), with exposure to fluctuations in market interest rates: (i)  Interest Rate Contracts with a fair value of $(0.2) million and $1.1 million, respectively; (ii) Investment Options and Futures (long) with a fair value of $1.0 million and $0.8 million, respectively; and (iii) Investment Options and Futures (short) with a fair value of zero million and $(0.2) million, respectively.

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our derivative instruments as of December 31, 2012 and 2011.

Derivative Instruments ($ in millions)	Fair Value	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2012	$0.8	100 bp decrease	$(0.2)	$(1.0)
		100 bp increase	1.8	1.0

As of December 31, 2011	$1.7	100 bp decrease	$7.4	$5.7
		100 bp increase	(4.3)	(6.0)

Foreign Currency Risk

We often collect premiums and pay losses in foreign currencies. We also maintain a portion of our investment portfolio in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies.

Our reporting currency is the U.S. dollar.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, MCL and MUSL and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all our other operations. The assets and liabilities of our foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign exchange gains and losses arising from translating our foreign operations to U.S. dollars are reported as a separate component of our shareholders’ equity as translation gains and losses, with changes therein reported as a component of our other comprehensive income.

Our U.K. operations had net liabilities denominated in British pounds with a U.S. dollar equivalent value of $66.6 million at December 31, 2012.  Assuming a hypothetical 10% increase (or decrease) in the rate of exchange from British pounds to U.S. dollars as of December 31, 2012, we would expect the carrying value of these net liabilities to increase (or decrease) by approximately $6.7 million.

During 2012, 2011 and 2010, we recorded net foreign exchange transaction gains (losses), separately presented in our consolidated statements of operations, of $(12.8) million, $(5.2) million and $2.3 million, respectively.  In addition, during 2012, 2011 and 2010, we recorded net foreign exchange transaction gains (losses) associated with our loss and LAE, which we record as favorable or (unfavorable) loss and LAE reserve development, of $6.7 million, $(2.9) million and $(2.8) million, respectively.  During 2012, 2011 and 2010, we also recorded net foreign currency translation gains (losses) in our consolidated statements of comprehensive income (loss) of $0.8 million, $2.1 million and $(0.7) million, respectively.

From time to time we enter into, either directly or indirectly through our investment managers, Foreign Exchange Contracts that constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. We enter into these contracts in connection with both our underwriting and investing activities.

Foreign Exchange Contracts designed to protect our insurance and reinsurance balances against movements in foreign exchange rates do not eliminate fluctuations in the actual value of our assets and liabilities denominated in foreign currencies; rather, they provide an offsetting benefit or detriment against such exchange rate movements. Foreign Exchange Contracts related to our investing activities are designed to either protect our cash and invested assets from movements in foreign exchange rates or to enhance our investment performance.

At December 31, 2012, we had open Foreign Exchange Contracts to purchase U.S. dollars (using foreign currencies) with a gross notional exposure of $165.0 million and outstanding Foreign Exchange Contracts to purchase foreign currencies (using U.S. dollars) with a gross notional exposure of $155.2 million. Our open Foreign Exchange Contracts at December 31, 2012 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Australian dollars, Japanese yen and Brazilian reals.

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

We recorded net income (loss) associated with our Foreign Exchange Contracts of $3.6 million, $7.1 million and $2.1 million during 2012, 2011 and 2010, respectively.

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

Fixed Maturity Investments.   We believe that we have a high quality fixed maturity investment portfolio, meaning that we would expect that our exposure to the loss of principal resulting from issuer credit difficulties to be less than that of an entity with a lower quality fixed maturity portfolio.  We measure the quality of our fixed maturity investment portfolio based on its average overall rating, which was “AA-” (Very Strong) by Standard & Poor’s at December 31, 2012, and by the overall strength and consistency of its fair value over time.

We also believe that we have no significant concentrations of credit risk from a single issue or issuer within our investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Our investment guidelines prohibit us from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and we did not own an aggregate fixed maturity investment in a single entity, other than U.S.-backed securities, in excess of 10% of our total shareholders’ equity at December 31, 2012 and 2011.

As of December 31, 2012, 74% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, and 26% were rated “BBB” (Good) or below by Standard & Poor’s.  As of December 31, 2011, 80% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s or represented U.S. government or U.S. government-sponsored enterprise securities, and 20% were rated “BBB” (Good) or below by Standard & Poor’s.

We currently hold long and short fixed maturity investments with exposure to the Eurozone. The following tables outline the details of these holdings at December 31, 2012 and 2011:

December 31, 2012 (Millions)	Fair value of long positions included in fixed maturity investments	Fair value of short positions included in other liabilities	Fair value of net holdings	Cost or amortized cost of net holdings
Eurozone sovereign and agency debt:
Germany	$19.9	$(14.1)	$5.8	$5.1
Netherlands	6.5	—	6.5	6.4

Total Eurozone sovereign and agency debt	$26.4	$(14.1)	$12.3	$11.5

Eurozone corporate debt:
Austria	$2.6	$—	$2.6	$2.7
Finland	—	(1.6)	(1.6)	(1.4)
France	30.2	(0.3)	29.9	29.0
Germany	17.6	—	17.6	17.3
Ireland	4.7	—	4.7	4.4
Italy	9.7	—	9.7	9.4
Luxemburg	47.1	(4.0)	43.1	41.6
Netherlands	27.9	(7.1)	20.8	20.9
Spain	14.5	—	14.5	14.1

Total Eurozone corporate debt (1)	$154.3	$(13.0)	$141.3	$138.0

Eurozone asset-backed securities:
France	$1.9	$—	$1.9	$1.8
Ireland	1.8	—	1.8	1.7
Luxemburg	2.3	—	2.3	2.2
Netherlands	2.7	—	2.7	2.8

Total Eurozone asset-backed securities	$8.7	$—	$8.7	$8.5

Total Eurozone holdings	$189.4	$(27.1)	$162.3	$158.0

(1)         Of our total Eurozone corporate debt holdings at December 31, 2012, $51.0 million (amortized cost $50.3 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.

December 31, 2011 (Millions)	Fair value of long positions included in fixed maturity investments	Fair value of short positions included in other liabilities	Fair value of net holdings	Cost or amortized cost of net holdings
Eurozone sovereign debt:
Germany	$3.0	$(3.3)	$(0.3)	$(0.2)

Eurozone corporate debt:
Austria	$2.6	$—	$2.6	$2.6
France	24.8	(1.3)	23.5	25.7
Germany	12.9	—	12.9	13.2
Ireland	5.5	—	5.5	5.7
Italy	3.7	—	3.7	4.1
Luxemburg	10.0	(13.2)	(3.2)	(3.4)
Netherlands	29.3	—	29.3	29.7
Total Eurozone corporate debt (1)	$88.8	$(14.5)	$74.3	$77.6

Eurozone asset-backed securities:
Luxemburg	0.5	—	0.5	0.5
Netherlands	1.9	—	1.9	2.0
Total Eurozone asset-backed securities	$2.4	$—	$2.4	$2.5

Total Eurozone holdings	$94.2	$(17.8)	$76.4	$79.9

(1)         Of our total Eurozone corporate debt holdings at December 31, 2011, $49.3 million (amortized cost $51.3 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.

We currently hold commercial mortgage backed securities (“CMBS Securities”) within our fixed maturity portfolio.  As of December 31, 2012, we held $155.6 million of CMBS Securities with an amortized cost of $148.6 million, of which 98% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2011, we held $142.0 million of CMBS Securities with an amortized cost of $139.2 million, of which 99% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.

We currently hold non-agency collateralized residential mortgage obligations (“Non-Agency CMOs”) within our fixed maturity portfolio.  Non-Agency CMOs are not backed by a U.S. government-sponsored enterprise.  As of December 31, 2012, we held $56.5 million of Non-Agency CMOs with an amortized cost of $55.7 million, of which 57% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2011, we held $26.8 million of Non-Agency CMOs with an amortized cost of $27.5 million, of which 51% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.

We currently hold U.S. state and local municipal bonds within our fixed maturity portfolio.  As of December 31, 2012, we held $72.2 million of municipal bonds with an amortized cost of $65.2 million, of which 98% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2011, we held $64.7 million of municipal bonds with an amortized cost of $58.3 million, of which 98% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.

We currently hold fixed maturity investments that have exposure to subprime and Alternative A mortgage markets.  As of December 31, 2012, we held $18.7 million of subprime and Alternative A investments with an amortized cost of $18.9 million, of which 38% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.  As of December 31, 2011, we held $16.2 million of subprime and Alternative A investments with an amortized cost of $16.2 million, of which 50% of such securities were rated “BBB” (Good) or better by Standard & Poor’s.

We currently hold fixed maturity investments that are subject to credit enhancements provided by third-party financial guarantors.  As of December 31, 2012, we held $1.9 million of credit enhanced investments with an amortized cost of $1.9 million.  As of December 31, 2011, we held $2.5 million of credit enhanced investments with an amortized cost of $2.4 million. We estimate that these investments held at December 31, 2012 and 2011 would be rated “BBB-” (Good) or better by Standard & Poor’s excluding the effects of financial guarantee enhancements, if they were rated on that basis.

Credit Derivatives.  From time to time our investment managers enter into various credit derivatives arrangements whose value is derived from the credit risk associated with an underlying bond, loan or other financial asset.  As of December 31, 2012 and 2011, we had open credit derivative positions, expressed as a contra-asset, with a fair value of $(0.4) million and $(2.2) million, respectively, and a notional value of $155.1 million and $240.2 million, respectively.

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

As of December 31, 2012 and 2011, our provision for doubtful insurance and reinsurance premiums receivable was $3.8 million and $3.6 million, respectively.

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

As of December 31, 2012 and 2011, we did not have any reinsurance recoverables from reinsurers rated less than “A-” by A.M. Best, except in those instances where the reinsurer has either: (i) fully-collateralized their reinsurance obligation to us; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but is considered by management to be financially sound.

As of December 31, 2012 and 2011, we required no provision for doubtful reinsurance recoverable.

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

Item 8.     Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 90 of this report.

Item 9.               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Our PEO and PFO have also evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  Based on that evaluation, our PEO and PFO have concluded that our internal controls over financial reporting are effective.  Management’s annual report on internal control over financial reporting is included on page F-45 of this report. The audit report of PricewaterhouseCoopers, an independent registered public accounting firm, is included on page F-46 of this report.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.montpelierre.bm and is included as Exhibit 14 to this report. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board since the shareholders voted to approve amendments to our Bye-Laws on May 19, 2010.  The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 11.        Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2013 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 14.   Principal Accountant Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)         Documents Filed as Part of the Report

The financial statements, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 90 of this report.  A listing of all exhibits filed as part of the report appear on pages 85 through 88 of this report.

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

4.5

Second Supplemental Indenture, dated as of October 5, 2012, between Montpelier Re Holdings Ltd. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 5, 2012).

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

Exhibit
Number	Description of Document

10.14

Deed, dated as of November 24, 2008, between Jonathan B. Kim and Montpelier Re and the Company. (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form10-K filed February 25, 2011).

10.15	Service Agreement, dated March 26, 2010, between Timothy Aman and MTR (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011).

10.16

Service Agreement, dated September 6, 2011, between Christopher T. Schaper and Montpelier Re (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 24, 2012).

10.17	Letter Agreement dated June 18, 2007 between George A. Carbonar and MTR. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 24, 2012).

10.18

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

10.20

Second Amendment dated May 18, 2012 to Montpelier Re Holdings Ltd. Severance Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report filed on Form 10-Q filed August 3, 2012).

10.21	Montpelier Re Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.22	The Company’s 2007 Long-Term Incentive Plan as amended May 23, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.23	The Company’s 2007 Long-Term Incentive Plan, Amendment No. 1 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.24	The Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2012).

10.25

Form of the Company’s Long-Term Incentive Plan Annual Bonus and Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.26

Form of Annual Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.27

Form of Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.28

Form of the Company’s Long-Term Incentive Plan Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.29

Form of Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.30

Form of Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.31

Form of Annual Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.32	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report filed on Form 10-Q filed August 5, 2011).

10.33

Form of Montpelier Re Holdings Ltd. 2012 Restricted Share Unit Award Agreement under the Company’s 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2012).

10.34

Form of 2012 Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report filed on Form 10-Q filed August 3, 2012).

10.35

Form of 2012 Director Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report filed on Form 10-Q filed August 3, 2012).

10.36	Form of 2013 Annual Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan (*).

Exhibit
Number	Description of Document

10.37	The Company’s 2010 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.38	The Company’s 2011 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.39	The Company’s 2012 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2012).

10.40	The Company’s 2013 Annual Bonus Plan (*).

10.41

Standing Agreement for Letters of Credit between Montpelier Re and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.42

Purchase Agreement among the Company, WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.43

Registration Rights Agreement among the Company, WLR Recovery Fund, II, L.P. and WLR Recovery Fund, III, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2006).

10.44

Share Purchase Agreement among WLR Recovery Fund II L.P., WLR Recovery Fund III L.P., Wilbur L. Ross, Jr. and the Company dated February 26, 2010. (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.45

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

10.46

Stock Purchase Agreement between Montpelier Re U.S. Holdings Ltd. and Selective Insurance Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 20, 2011).

10.47

Lloyd’s Deposit Trust Deed dated March 30, 2010 among Montpelier Capital Limited as “the Member”, Montpelier Re as “the Depositor” and the Society incorporated by Lloyd’s Act 1871. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.48

Deed of Determination Release and Substitution dated March 30, 2010 between the Society incorporated by Lloyd’s Act 1871, Montpelier Capital Limited and Montpelier Re (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.49

Investment Management Agreement dated March 30, 2010 between Montpelier Capital Limited, Montpelier Re, the Society incorporated by Lloyd’s Act 1871 and GR-NEAM Limited. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2010).

10.50

Lloyd’s Deposit Trust Deed dated May 6, 2010 among Montpelier Capital Limited as “the Member”, Montpelier Re as “the Depositor” and the Society incorporated by Lloyd’s Act 1871 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.51

Deed of Transition dated May 6, 2010 between the Society incorporated by Lloyd’s Act 1871, Montpelier Capital Limited as “the Member” and Montpelier Re as “the Depositor” (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

10.52

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

10.53

Letter of Credit Reimbursement and Pledge Agreement, dated October 31, 2012, between Montpelier Re and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2012).

11	Computation of Per Share Earnings (included in Note 1 of the Notes to Consolidated Financial Statements). (*)

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends. (*)

14	Code of Ethics. (*)

21	Subsidiaries of the Registrant, filed with this report. (*)

23	Consent of PricewaterhouseCoopers, filed with this report. (*)

Exhibit
Number	Description of Document

24	Power of Attorney (included as part of Signatures page). (*)

31.1	Certification of Christopher L. Harris, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010; and (iv) the Notes to the Consolidated Financial Statements. (*)

Pursuant to Item 602(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

(c)          Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 90 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.

Date:	February 25, 2013	By:	/s/ MICHAEL S. PAQUETTE
Executive Vice President and
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Thomas G.S. Busher, Christopher L. Harris, Michael S. Paquette, Jonathan B. Kim and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 25th day of February, 2013.

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
Ian M. Winchester

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K
page(s)

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2012 and 2011	F-1

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2012, 2011 and 2010	F-2

Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2012, 2011 and 2010	F-3

Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010	F-4

Notes to Consolidated Financial Statements	F-5

Other Financial Information:

Management’s Responsibility For Financial Statements	F-44

Management’s Annual Report on Internal Control over Financial Reporting	F-45

Report of Independent Registered Public Accounting Firm	F-46

Selected Quarterly Financial Data (unaudited)	F-47

Financial Statement Schedules:

I. Summary of Investments - Other than Investments in Related Parties	FS-1

II. Condensed Financial Information - Parent Only	FS-2

III. Supplementary Insurance Information	FS-4

IV. Reinsurance	FS-5

VI. Supplemental Information for Property and Casualty Insurance Underwriters	FS-6

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2012	2011
Assets
Fixed maturity investments, at fair value (amortized cost: $2,662.2 and $2,359.1)	$2,738.6	$2,390.2
Equity securities, at fair value (cost: $38.1 and $79.3)	40.9	96.1
Other investments (cost: $143.1 and $100.0)	138.5	102.4
Total investments	2,918.0	2,588.7
Cash and cash equivalents	330.8	340.3
Restricted cash	70.6	128.4
Reinsurance recoverable on unpaid losses	102.7	77.7
Reinsurance recoverable on paid losses	6.7	7.7
Insurance and reinsurance premiums receivable	222.9	213.4
Unearned reinsurance premiums ceded	22.2	22.0
Deferred insurance and reinsurance acquisition costs	48.4	50.9
Accrued investment income	15.2	16.2
Unsettled sales of investments	48.9	33.9
Other assets	23.7	20.3
Total Assets	$3,810.1	$3,499.5
Liabilities
Loss and loss adjustment expense reserves	$1,112.4	$1,077.1
Debt	399.1	327.8
Unearned insurance and reinsurance premiums	270.1	265.9
Insurance and reinsurance balances payable	54.0	44.0
Liability for investment securities sold short	138.8	136.3
Unsettled purchases of investments	148.7	69.9
Accounts payable, accrued expenses and other liabilities	57.6	29.2
Total Liabilities	2,180.7	1,950.2

Commitments and Contingent Liabilities (See Note 15)	—	—

Shareholders’ Equity
Non-cumulative Preferred Shares Series A at 1/6 cent par value per share - 6,000,000 shares authorized and issued	150.0	150.0
Common Shares at 1/6 cent par value per share - 1,200,000,000 shares authorized; 56,711,141 and 62,260,930 shares issued	0.1	0.1
Additional paid-in capital	1,056.0	1,165.6
Common Shares held in treasury at cost; 1,441,451 and 1,396,756 shares	(23.1)	(22.0)
Retained earnings	449.7	259.7
Accumulated other comprehensive loss	(3.3)	(4.1)
Total Shareholders’ Equity	1,629.4	1,549.3
Total Liabilities and Shareholders’ Equity	$3,810.1	$3,499.5

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of U.S. dollars, except per share amounts)	2012	2011	2010
Revenues
Gross insurance and reinsurance premiums written	$735.3	$725.5	$720.0
Ceded reinsurance premiums	(119.6)	(101.5)	(51.2)
Net insurance and reinsurance premiums written	615.7	624.0	668.8
Change in net unearned insurance and reinsurance premiums	0.8	(1.3)	(43.4)
Net insurance and reinsurance premiums earned	616.5	622.7	625.4
Net investment income	67.1	68.7	74.0
Net realized and unrealized investment gains	82.4	26.2	50.6
Net foreign exchange gains (losses)	(12.8)	(5.2)	2.3
Net income (loss) from derivative instruments	3.2	(3.1)	(4.7)
Gain on MUSIC Sale	—	11.1	—
Other revenue	0.8	0.5	0.8
Total revenues	757.2	720.9	748.4
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	286.4	612.1	302.3
Insurance and reinsurance acquisition costs	96.6	105.4	98.7
General and administrative expenses	116.2	98.6	112.1
Non-underwriting expenses:
Interest and other financing expenses	20.4	20.6	24.6
Loss on early extinguishment of 2013 Senior Notes	9.7	—	—
Total expenses	529.3	836.7	537.7
Income (loss) before income taxes	227.9	(115.8)	210.7
Income tax benefit (provision)	(0.3)	0.6	1.3
Net income (loss)	227.6	(115.2)	212.0
Dividends declared on Preferred Shares	(13.3)	(9.1)	—
Net income (loss) available to common shareholders	214.3	(124.3)	$212.0
Net income (loss)	$227.6	$(115.2)	$212.0
Net change in foreign currency translation	0.8	2.1	(0.7)
Reclassification of inception-to-date net unrealized gain from Symetra	—	—	(2.6)
Comprehensive income (loss)	$228.4	$(113.1)	$208.7
Basic and diluted earnings (loss) per Common Share	$3.67	$(2.01)	$2.97
Dividends declared per Common Share	$0.430	$0.405	$0.370

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Common
	Total		Common	Additional	Shares held		Accum. other
	shareholders’	Preferred	Shares at	paid-in	in treasury	Retained	comprehensive
(In millions of U.S. dollars)	equity	Shares	par value	capital	at cost	earnings	loss
Balances at January 1, 2010	$1,728.5	$—	$0.1	$1,541.2	$(32.3)	$222.4	$(2.9)
Net income	212.0	—	—	—	—	212.0	—
Other comprehensive loss	(3.3)	—	—	—	—	—	(3.3)
Issuances of Common Shares from treasury	—	—	—	(11.7)	11.7	—	—
Repurchases of Common Shares	(293.8)	—	—	(281.7)	(12.1)	—	—
Expense recognized for RSUs	13.5	—	—	13.5	—	—	—
RSUs withheld for income taxes	(2.6)	—	—	(2.6)	—	—	—
Dividends declared on Common Shares	(25.5)	—	—	—	—	(25.5)	—
Balances at December 31, 2010	$1,628.8	$—	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)
Net loss	(115.2)	—	—	—	—	(115.2)	—
Other comprehensive income	2.1	—	—	—	—	—	2.1
Issuance of Preferred Shares	150.0	150.0	—	—	—	—	—
Preferred Share issuance costs	(4.6)	—	—	(4.6)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(10.7)	10.7	—	—
Repurchases of Common Shares	(82.7)	—	—	(82.7)	—	—	—
Expense recognized for RSUs	7.5	—	—	7.5	—	—	—
RSUs withheld for income taxes	(2.6)	—	—	(2.6)	—	—	—
Dividends declared on Preferred Shares	(9.1)	—	—	—	—	(9.1)	—
Dividends declared on Common Shares	(24.9)	—	—	—	—	(24.9)	—
Balances at December 31, 2011	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)
Net income	227.6	—	—	—	—	227.6	—
Other comprehensive income	0.8	—	—	—	—	—	0.8
Issuances of Common Shares from treasury	—	—	—	(7.8)	7.8	—	—
Repurchases of Common Shares	(120.9)	—	—	(112.0)	(8.9)	—	—
Expense recognized for RSUs	12.1	—	—	12.1	—	—	—
RSUs withheld for income taxes	(1.9)	—	—	(1.9)	—	—	—
Dividends declared on Preferred Shares	(13.3)	—	—	—	—	(13.3)	—
Dividends declared on Common Shares	(24.3)	—	—	—	—	(24.3)	—
Balances at December 31, 2012	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of U.S. dollars)	2012	2011	2010
Cash flows from operations:
Net income (loss)	$227.6	$(115.2)	$212.0
Charges (credits) to reconcile net income (loss) to net cash from operations:
Net realized and unrealized investment gains	(82.4)	(26.2)	(50.6)
Net realized and unrealized (gains) losses on investment-related derivative instruments	(0.7)	9.6	5.7
Net amortization and depreciation of assets and liabilities	14.7	20.0	19.0
Expense recognized for RSUs	12.1	7.5	13.5
Gain on MUSIC Sale	—	(11.1)	—
Net change in:
Loss and loss adjustment expense reserves	21.7	316.6	106.7
Reinsurance recoverable on paid and unpaid losses	(14.2)	(15.8)	37.7
Unearned insurance and reinsurance premiums	(1.3)	4.5	51.8
Insurance and reinsurance balances payable	8.5	11.4	(1.7)
Unearned reinsurance premiums ceded	0.1	(3.3)	(8.9)
Deferred insurance and reinsurance acquisition costs	3.9	(1.8)	(7.4)
Insurance and reinsurance premiums receivable	(5.4)	(16.9)	(43.0)
Accounts payable, accrued expenses and other liabilities	9.7	(14.7)	(15.7)
Other	6.5	2.2	(1.4)
Net cash provided from operations	200.8	166.8	317.7
Cash flows from investing activities:
Purchases of fixed maturity investments	(4,513.3)	(2,904.9)	(2,535.2)
Purchases of equity securities	(155.3)	(190.9)	(291.2)
Purchases of other investments	(82.0)	(37.1)	(103.4)
Sales, maturities, calls and pay downs of fixed maturity investments	4,288.6	2,879.3	2,515.9
Sales and redemptions of equity securities	224.1	206.1	352.5
Sales and redemptions of other investments	51.6	24.6	95.0
Proceeds from MUSIC Sale, net of expenses paid and cash and cash equivalents sold	(1.0)	51.2	—
Settlements of investment-related derivative instruments	0.7	(8.4)	(7.8)
Net change in restricted cash	58.1	(101.3)	14.9
Payment of accrued investment performance fees	—	(2.1)	(9.8)
Acquisitions of capitalized assets	(0.4)	(0.7)	(0.6)
Net cash (used for) provided from investing activities	(128.9)	(84.2)	30.3
Cash flows from financing activities:
Redemptions of 2013 Senior Notes	(228.0)	—	(1.0)
Proceeds from 2022 Senior Note issuance	299.1	—	—
Debt issuance costs - 2022 Senior Notes	(2.7)	—	—
Repurchases of Common Shares	(117.5)	(87.9)	(288.6)
Net proceeds from issuance of Preferred Shares	—	145.4	—
Dividends paid on Common Shares	(24.4)	(25.0)	(26.2)
Dividends paid on Preferred Shares	(13.3)	(5.8)	—
Net cash (used for) provided from financing activities	(86.8)	26.7	(315.8)
Effect of exchange rate fluctuations on cash and cash equivalents	5.4	(1.3)	(2.0)
Net (decrease) increase in cash and cash equivalents during the year	(9.5)	108.0	30.2
Cash and cash equivalents - beginning of year	340.3	232.3	202.1
Cash and cash equivalents - end of year	$330.8	$340.3	$232.3

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

The Company currently operates through four reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151, Blue Capital and MUSIC Run-Off.  Each of the Company’s segments represents a separate underwriting platform through which Montpelier writes, or formerly wrote, insurance and reinsurance business.  The Company’s segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier Syndicate 5151, Blue Capital and MUSIC Run-Off prior to the effects of intercompany quota share reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for the three years ended December 31, 2012 is presented in Note 12. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 12.

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

Montpelier Syndicate 5151

The Montpelier Syndicate 5151 segment consists of the collective assets and operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited  (“MCL”),  Montpelier Underwriting Agencies Limited (“MUAL”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”), Montpelier Europa AG (“MEAG”) and, through September 30, 2012, Paladin Underwriting Agency Limited (“PUAL”).

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

MUI and MEAG serve as Lloyd’s Coverholders, meaning that each is authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Syndicate 5151. MUI, the Company’s wholly-owned  subsidiary based in Hartford, Connecticut, underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.  MEAG, the Company’s wholly-owned subsidiary based in Baar, Canton Zug, Switzerland, focuses on marketing activities in Continental Europe and the Middle East on behalf of Syndicate 5151 and Montpelier Re.

PUAL, formerly a wholly-owned subsidiary based in London, serves as a Lloyd’s Coverholder and underwrites business on behalf of Syndicate 5151 and third parties. PUAL specializes in financial crime classes of business, but also underwrote specialist contractor business until 2011.  On September 30, 2012, Montpelier sold PUAL to a founding member of its management in exchange for a contingent note receivable of $0.4 million and recognized a loss on the sale of $0.5 million, which has been netted against other revenue on the Company’s consolidated statements of operations.

Blue Capital

The Blue Capital segment consists of the assets and operations of Blue Water Re Ltd. (“Blue Water Re”),  Blue Water Master Fund Ltd. (the “Master Fund”), Blue Capital Management Ltd. (“BCL”) and Blue Capital Insurance Managers Ltd. (“BCIML”). Blue Capital was launched in 2012 as an asset management platform offering a range of catastrophe reinsurance-linked investment products to institutional and retail investors.

Blue Water Re is a  Bermuda-based special purpose insurance vehicle that provides property catastrophe reinsurance coverage and related products on a fully-collateralized basis.  Blue Water Re was established in November 2011 and commenced its operations in June 2012.

The Master Fund is an exempted mutual fund segregated accounts company which was incorporated in Bermuda in December 2011.

BCL and BCIML provide investment and insurance management services to Blue Water Re, as well as various segregated accounts of the Master Fund such as Blue Capital Global Reinsurance SA-I (the “BCGR Cell”) and BCAP Mid Vol Fund (the “BCAP Cell”), collectively, the “Cells”.

The Cells may invest in: (i)  fully-collateralized reinsurance-linked contracts by subscribing for non-voting redeemable preference shares issued by Blue Water Re, with each series of such preference shares linked to a specific reinsurance contract with a third-party ceding company; and (ii) other insurance-linked securities offered by entities other than Blue Water Re.

In June 2012 Montpelier invested $22.5 million in the BCAP Cell, which funds were subsequently invested into Blue Water Re.

In October 2012 the Company established Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”), a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  In December 2012 Montpelier and third parties invested $50.0 million and $50.1 million, respectively, in the BCGR Listed Fund.  As of December 31, 2012, none of the BCGR Listed Fund’s assets had been invested into the BCGR Cell, however, it is expected that, with the exception of those funds required for short-term working capital purposes, all of the assets of the BCGR Listed Fund will be invested in the BCGR Cell during 2013.

In December 2012 the ordinary shares of the BCGR Listed Fund began to trade on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.  The BCGR Listed Fund  is considered a “voting interest entity” under GAAP and, since Montpelier currently owns less than 50% of its outstanding ordinary shares, the Company does not consolidate the BCGR Listed Fund’s net assets or operations within its consolidated financial statements or within the Blue Capital segment.

As of December 31, 2012, all of the entities that comprise the Blue Capital segment were wholly-owned subsidiaries of the Company.  However, as the funds currently held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, these entities will continue to be included within the Company’s consolidated financial statements but will no longer be wholly-owned.  As a result, the interest in these entities attributable to third party investors will be reported as non-controlling interests.

MUSIC Run-Off

On December 31, 2011, Montpelier completed the sale of Montpelier U.S. Insurance Company (“MUSIC”), the Company’s former U.S.-based excess and surplus lines insurance company, to Selective Insurance Group, Inc. (“Selective”). During the period in which the Company owned MUSIC, it was a domestic surplus lines insurer and was authorized as an excess and surplus lines insurer in all 50 U.S. states and the District of Columbia. MUSIC underwrote smaller commercial property and casualty risks that do not conform to standard insurance lines.

In connection with the sale of MUSIC (the “MUSIC Sale”), Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.  The MUSIC Run-Off segment consists of: (i) for all periods through December 31, 2011, the historical operations of MUSIC; and (ii) for all subsequent periods, the insurance business retained, reinsured or otherwise indemnified by us in accordance with the MUSIC Sale.

Since Montpelier has either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC did not constitute a “discontinued operation” in accordance with GAAP.  See Note 2.

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

Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy or contract.  For direct insurance and facultative and losses-occurring contracts, the earnings period is the same as the reinsurance contract. For risks-attaching contracts, the earnings period is based on the terms of the underlying insurance policies.

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

For the majority of Montpelier’s excess-of-loss contracts, written premium is based on the deposit or minimum premium as defined in the contract. Subsequent adjustments, based on reports of actual premium or revisions in estimates by ceding companies, are recorded in the period in which they are determined.  For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by ceding companies and Montpelier’s underwriters. Initial estimates of written premium are recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully earned when written. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or contracts in force.

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of December 31, 2012 and 2011, Montpelier’s provision for doubtful accounts was $3.8 million and $3.6 million, respectively.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium is recorded as both written and earned when Montpelier determines that such a loss event has occurred.

Deferred acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of insurance and reinsurance contracts. These deferred acquisition costs are typically amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE and deferred acquisition costs exceeds related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  There were no significant premium deficiency adjustments recognized during the periods presented herein.

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

Ceded Reinsurance

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures. The amount of ceded reinsurance that Montpelier buys varies from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written. Certain of Montpelier’s assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to Montpelier’s benefit. These reinsurance premiums are reported as a reduction in gross premiums written and gross loss and LAE reserves.

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

Reinsurance recoverable on paid losses represents amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments. In determining Montpelier’s ceded IBNR, the first judgment involves the estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is developed as part of Montpelier’s loss reserving process and consequently, its estimation is subject to risks and uncertainties similar to the estimation of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute, or other reasons.

Investments and Cash

Montpelier’s fixed maturity investments, equity securities and investment securities sold short are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within net realized and unrealized investment gains (or losses) on the Company’s consolidated statement of operations.

Montpelier’s other investments are carried at either fair value or based on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, the BCGR Listed Fund, event-linked securities whose principal and interest are forgiven if specific events occur (“CAT Bonds”), private placements and certain derivative instruments.  See Notes 5 and 7.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (loss) from derivative instruments are presented net of any associated performance fees.  During 2012, 2011 and 2010 Montpelier incurred performance fees related to investments of $7.1 million, $0.1 million and $1.5 million, respectively.  During 2012, 2011 and 2010 Montpelier incurred (reversed) performance fees related to investment-related derivative instruments of $(0.7) million, zero million and $0.4 million, respectively. See Note 14.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  Restricted cash of $70.6 million at December 31, 2012 consisted of $57.1 million of collateral supporting investment securities sold short and derivative positions and $13.5 million of foreign deposit accounts held at Lloyd’s. Restricted cash of $128.4 million at December 31, 2011 consisted of $121.7 million of collateral supporting investment securities sold short and derivative positions and $6.7 million of foreign deposit accounts held at Lloyd’s.

As of December 31, 2012 and 2011, $47.4 million and $34.8 million, respectively, of Montpelier’s cash equivalents represented repurchase agreements which were fully-collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of December 31, 2012 and 2011, the Company had inception-to-date net gains from issuances of its treasury shares of $0.6 million and $2.2 million, respectively, which has been recorded as additional paid-in capital on the Company’s consolidated balance sheets. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At December 31, 2012 and 2011, funds withheld balances of $4.1 million and $6.0 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Basic and Diluted Earnings (Loss) Per Common Share

The Company applies the two-class method of calculating its earnings (loss) per Common Share. In applying the two-class method, the Company’s outstanding Restricted Share Units (“RSUs”) are considered to be participating securities.  See Note 9.  For all periods presented, the two-class method was used to determine basic and diluted earnings (loss) per share since this method yielded a more dilutive result than the treasury stock method.

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to RSUs and, therefore, do not impact the Company’s loss per Common Share numerators.  Recipients of outstanding RSUs are entitled to receive payments equivalent to dividends and distributions declared on Common Shares. Since outstanding RSUs represent phantom (as opposed to actual) Common Shares, such payments are recorded as general and administrative expenses.

The following table outlines the Company’s computation of its basic and diluted earnings (loss) per Common Share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010

Earnings (loss) per Common Share numerator:
Net income (loss) available to common shareholders	$214.3	$(124.3)	$212.0
Less: net earnings allocated to participating securities	(4.9)	—	(4.9)
Net income (loss) available to common shareholders	$209.4	$(124.3)	$207.1
Average Common Shares outstanding (in millions)	57.1	61.8	69.7
Basic and diluted earnings (loss) per Common Share	$3.67	$(2.01)	$2.97

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Closing Rate December 31, 2012	Closing Rate December 31, 2011	Closing Rate December 31, 2010
British pound (GBP)	1.6234	1.5617	1.5441
Swiss franc (CHF)	1.0924	1.0634	1.0429

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the presentation of the Company’s operations or financial position.

NOTE 2.   MUSIC Sale

On December 31, 2011, Montpelier completed the MUSIC Sale, received total proceeds of $54.9 million therefrom and recorded an after tax gain on the sale of $11.1 million, which is net of $1.0 million of expenses related to the transaction.  At the time of the MUSIC Sale, MUSIC had 44 employees, all of whom were retained by Selective.

MUSIC’s net assets at the time of sale totalled $37.8 million and included the following third-party assets (liabilities): fixed maturity investments of $48.3 million; cash and cash equivalents of $3.5 million; reinsurance recoverable on paid and unpaid losses $5.5 million; insurance premiums receivable of $5.2 million; unearned premiums ceded of $4.3 million; deferred insurance acquisition costs $(3.9) million; accrued investment income $0.1 million; other assets of $0.3 million; loss and LAE reserves of $(20.3) million; unearned insurance premiums of $(3.2) million; insurance and reinsurance balances payable of $(1.7) million; and other liabilities of $(0.3) million.

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

In connection with this transaction, Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011. These protections were effected through the following arrangements, each of which became effective as of the closing date:

(i)                   Montpelier Re amended and increased its existing quota share with MUSIC from 75% to 100% (the “MUSIC Quota Share”) which had the effect of ceding the majority of MUSIC’s unearned premiums at December 31, 2011 to Montpelier Re;

(ii)                Montpelier Re entered into a Loss Development Cover (the “Loss Development Cover”) with MUSIC which had the effect of ensuring that MUSIC’s net loss and LAE reserves relating to retained business written on or prior to December 31, 2011 (that business not otherwise covered by the MUSIC Quota Share) remains adequate.  Under the Loss Development Cover, any future adverse development associated with such retained reserves will be protected by Montpelier Re and any future favorable development associated with such retained reserves will benefit Montpelier Re; and

(iii)             the Company provided Selective with an indemnification which had the effect of guaranteeing each of the contractual arrangements (those with MUSIC and/or Selective) of Montpelier Re U.S. Holdings Ltd.  (“MRUSHL”), as MUSIC’s seller, and Montpelier Re, as MUSIC’s primary reinsurer.

As of December 31, 2012 and 2011, Montpelier Re had remaining loss and LAE reserves of $43.5 million and $44.7 million, respectively, under the MUSIC Quota Share.

Since Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC did not constitute a “discontinued operation” in accordance with GAAP.  As a result, the cash flows associated with Montpelier’s significant involvement with MUSIC in 2012, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, is presented within the MUSIC Run-Off segment. See Note 12.

Montpelier acquired MUSIC, formerly known as General Agents Insurance Company of America, Inc. (“General Agents”), from GAINSCO, Inc. (“GAINSCO”) in November 2007 (the “MUSIC Acquisition”). Prior to the MUSIC Acquisition, General Agents wrote general liability, commercial auto liability, specialty and umbrella lines of business. From 2003 to 2007 General Agents did not write any new business and entered into run-off.

As of December 31, 2012, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $2.7 million (the “Acquired Reserves”).  As protection against these liabilities, MUSIC continues to hold a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO (the “GAINSCO Indemnity”) covering any adverse development from its past business.

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

NOTE 3.          Loss and LAE Reserves

The following table summarizes Montpelier’s unpaid loss and LAE reserve activities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Gross unpaid loss and LAE reserves - beginning	$1,077.1	$784.6	$680.8
Reinsurance recoverable on unpaid losses - beginning	(77.7)	(62.4)	(69.6)
Net unpaid loss and LAE reserves - beginning	999.4	722.2	611.2

Losses and LAE incurred:
Current year losses	373.8	701.4	411.6
Prior year losses	(87.4)	(89.3)	(109.3)
Total losses and LAE incurred	286.4	612.1	302.3

Net foreign currency translation movements on loss and LAE	12.0	(2.0)	(2.0)

Net loss and LAE reserves sold pursuant to the MUSIC Sale	—	(14.8)	—

Losses and LAE paid and approved for payment:
Current year losses	(48.9)	(142.6)	(73.5)
Prior year losses	(239.2)	(175.5)	(115.8)
Total losses and LAE paid and approved for payment	(288.1)	(318.1)	(189.3)

Net unpaid loss and LAE reserves - ending	1,009.7	999.4	722.2
Reinsurance recoverable on unpaid losses - ending	102.7	77.7	62.4
Gross unpaid loss and LAE reserves - ending	$1,112.4	$1,077.1	$784.6

Loss and LAE Development — 2012

During the year ended December 31, 2012, Montpelier experienced $87.4 million in net favorable development on prior year loss and LAE reserves relating to the following events:

•      2011 catastrophe losses relating to the Japanese earthquake, Thai floods, Hurricane Irene and other events ($51.0 million decrease),

•      Three individual risk losses incurred at Montpelier Syndicate 5151 during 2008 and 2011 ($5.3 million decrease), and

•      2011 and prior medical malpractice contracts ($4.2 million decrease).

The remaining net favorable development on prior year loss reserves recognized during 2012 related to several smaller adjustments made across multiple classes of business.

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

•      2010 marine losses ($3.8 million decrease),

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

•      2009 and prior individual risk losses at Montpelier Bermuda ($7.4 million decrease),

•      2007 and 2008 non-U.S. catastrophes ($6.2 million decrease),

•      2009 European windstorm Klaus ($5.5 million decrease),

•      2005 hurricanes ($5.2 million decrease),

•      favorable commutations of reinsurance contracts relating to prior accident years ($4.9 million decrease), and

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

Net Impact of Foreign Currency Movements on Loss and LAE Incurred and Loss and LAE Reserves

Montpelier recognized net foreign exchange transaction losses (gains) related to its current and prior year loss and LAE of $(6.7) million, $2.9 million and $2.8 million during the years ended December 31, 2012, 2011 and 2010, respectively.  Montpelier’s foreign currency transaction gains and losses on its losses and LAE incurred (which are recorded as loss and loss adjustment expenses) are incorporated in its underwriting results and underwriting ratios.

Montpelier recognized net foreign exchange translation losses (gains) related to its current and prior year loss and LAE of $12.0 million, $(2.0) million and $(2.0) million during the years ended December 31, 2012, 2011 and 2010, respectively. Montpelier’s foreign currency translation gains and losses on its loss and LAE reserves (which are recorded as a component of its comprehensive income or loss) do not impact Montpelier’s underwriting results or its underwriting ratios.

The following table outlines the composition of Montpelier’s gross and net ending loss and LAE reserves as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Components of ending gross loss and LAE reserves:
IBNR reserves	$644.4	$611.3
Case reserves	468.0	465.8
Gross loss and LAE reserves	$1,112.4	$1,077.1
Components of ending net loss and LAE reserves:
IBNR reserves	$577.2	$557.6
Case reserves	432.5	441.8
Net loss and LAE reserves	$1,009.7	$999.4

NOTE 4.          Reinsurance

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

The effects of reinsurance on Montpelier’s written and earned premiums and on losses and LAE were as follows:

	Year Ended December 31,
	2012	2011	2010
Premiums written:
Direct	$136.9	$166.3	$138.2
Assumed	598.4	559.2	581.8
Ceded	(119.6)	(101.5)	(51.2)
Net premiums written	$615.7	$624.0	$668.8
Premiums earned:
Direct	$125.4	$154.6	$110.0
Assumed	610.9	566.5	558.0
Ceded	(119.8)	(98.4)	(42.6)
Net premiums earned	$616.5	$622.7	$625.4
Loss and LAE:
Direct	$92.6	$115.7	$64.2
Assumed	232.6	537.0	261.8
Ceded	(38.8)	(40.6)	(23.7)
Net loss and LAE	$286.4	$612.1	$302.3

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

Reinsurance Recoverable on Paid and Unpaid Losses

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses at December 31, 2012 and 2011, are as follows:

	December 31, 2012		December 31, 2011
Rating	Amount	% of Total	Amount	% of Total
A+	$1.3	19%	$3.2	42%
A	1.7	26	4.4	57
A-	1.8	27	0.1	1
Unrated by A.M. Best	1.9	28	—	—
Total reinsurance recoverable on paid losses	$6.7	100%	$7.7	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at December 31, 2012 and 2011, are as follows:

	December 31, 2012		December 31, 2011
Rating	Amount	% of Total	Amount	% of Total
A+	$30.4	30%	$23.6	30%
A	36.9	36	27.5	35
A-	8.3	8	2.8	4
Unrated by A.M. Best	27.1	26	23.8	31
Total reinsurance recoverable on unpaid losses	$102.7	100%	$77.7	100%

Montpelier’s unrated reinsurance recoverables as of December 31, 2012 and 2011, relate to reinsurers that have either: (i) fully-collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of
“A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

Reinsurance Disputes

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Expected or actual reductions in reinsurance recoveries due to contract disputes (as opposed to a reinsurer’s inability to pay) are not recorded as an uncollectible reinsurance recoverable. Rather, they are factored into the determination of, and are reflected in, Montpelier’s net loss and LAE reserves.

As of December 31, 2012, Montpelier had no ongoing material insurance or reinsurance contract disputes.

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

NOTE 5.   Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s  fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	December 31, 2012		December 31, 2011
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$1,002.9	$1,037.7	$887.1	$886.2
Residential mortgage-backed securities	616.2	630.0	560.8	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	466.4	473.0	488.6	495.7
Commercial mortgage-backed securities	148.6	155.6	139.2	142.0
Debt securities issued by non-U.S. governments and their agencies	109.4	113.3	46.2	46.8
Debt securities issued by U.S. states and political subdivisions	65.2	72.2	58.3	64.7
Other debt obligations	253.5	256.8	178.9	180.4
Total fixed maturity investments	$2,662.2	$2,738.6	$2,359.1	$2,390.2

Equity securities:
Exchange-listed funds	$25.0	$26.9	$25.0	$23.6
Industrial	4.3	4.7	4.7	6.4
Consumer goods	3.7	4.3	4.6	9.0
Utilities	1.9	1.9	—	—
Energy	1.8	1.8	16.5	24.5
Technology	0.7	0.6	14.2	19.5
Financial	0.6	0.6	11.9	9.4
Other	0.1	0.1	2.4	3.7
Total equity securities	$38.1	$40.9	$79.3	$96.1

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise. As of December 31, 2012, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.3 years.

As of December 31, 2012, 74% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 11% were rated “BBB” (Good) by Standard & Poor’s and 15% were either unrated or rated below “BBB”.

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $127.8 million and $128.5 million as of December 31, 2012 and 2011, respectively.  Montpelier also had open short equity and investment option and future positions of $11.0 million and $7.8 million at December 31, 2012 and 2011, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $(4.0) million and $1.1 million as of December 31, 2012 and 2011, respectively.

The contractual maturity of Montpelier’s fixed maturity investments at December 31, 2012 and 2011, is presented below:

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity investments:
Due in one year or less	$139.7	$140.5	$365.0	$366.4
Due after one year through five years	900.3	921.4	632.3	635.1
Due after five years through ten years	451.2	468.2	377.0	379.4
Due after ten years	152.7	166.2	105.9	112.4
Mortgage-backed and asset-backed securities	1,018.3	1,042.3	878.9	896.9
Total fixed maturity investments	$2,662.2	2,738.6	$2,359.1	2,390.2

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	December 31, 2012		December 31, 2011
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$76.6	$76.6	$59.8	$59.8
Investment in the BCGR Listed Fund	50.0	50.0	—	—
Total other investments at net asset value	$126.6	$126.6	$59.8	$59.8

Other investments carried at fair value:
Limited partnership interests and private investment funds	$15.8	$12.7	$29.2	$29.3
CAT Bonds	—	—	10.0	10.2
Derivative instruments	0.7	(0.8)	1.0	3.1
Total other investments carried at fair value	$16.5	$11.9	$40.2	$42.6

Other investments	$143.1	$138.5	$100.0	$102.4

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair values or their underlying net asset values, depending on Montpelier’s ownership share. For those funds carried at fair values, the underlying net asset value is used as a best estimate of fair value.

Net appreciation or depreciation in the value of Montpelier’s investments in limited partnerships and private investment funds, the BCGR Listed Fund and CAT Bonds is reported as net realized and unrealized investment gains (losses) on the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (loss) from derivative instruments.

Montpelier’s interests in limited partnerships and private investment funds that are carried at fair value relate to vehicles that invest in distressed mortgages. Redemptions from these investments occur at the discretion of the investment manager or, in other cases, subject to a unanimous vote of the partners. Montpelier expects to fully redeem its remaining limited partnerships and private investment funds that are carried at fair value during 2013.

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

The majority of Montpelier’s interests in limited partnerships and private investment funds carried at net asset value can be redeemed or sold with no penalty upon 45 days’ notice.  Redemptions of the remaining interests are subject to  early termination fees and liquidity constraints.  Montpelier does not expect to redeem a significant portion of any of these investments during 2013.

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures (long) and the LIBOR Swap as of December 31, 2012 and 2011.  See Note 7.

In January 2010 the common stock of Symetra Financial Corporation (“Symetra”) began trading on the New York Stock Exchange as a result of the completion of Symetra’s initial public offering (the “Symetra IPO”). Prior to the Symetra IPO, Montpelier’s investment in Symetra was carried as an other investment on the Company’s consolidated balance sheets and its net appreciation or depreciation was reported as a separate component of shareholders’ equity, with changes therein reported as a component of other comprehensive income on the Company’s consolidated statements of operations.

In all periods subsequent to the Symetra IPO, Montpelier’s investment in Symetra was presented as an equity security on the Company’s consolidated balance sheets and changes in its fair value were recorded as net realized and unrealized investment gains (losses) on the Company’s consolidated statements of operations. In addition, the cumulative net appreciation associated with Symetra, which totaled $2.6 million at January 1, 2010, was reclassified from other comprehensive income during 2010.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at December 31, 2012 and 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$942.3	$95.4	$1,037.7
Residential mortgage-backed securities	—	630.0	—	630.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	267.5	205.5	—	473.0
Commercial mortgage-backed securities	—	155.6	—	155.6
Debt securities issued by non-U.S. governments and their agencies	1.0	112.3	—	113.3
Debt securities issued by U.S. states and political subdivisions	—	72.2	—	72.2
Other debt obligations	—	240.6	16.2	256.8
Total fixed maturity investments	$268.5	$2,358.5	$111.6	$2,738.6

Equity securities:
Exchange-listed funds	$—	$26.9	$—	$26.9
Industrial	4.7	—	—	4.7
Consumer goods	4.3	—	—	4.3
Utilities	1.9	—	—	1.9
Energy	1.8	—	—	1.8
Technology	0.6	—	—	0.6
Financial	0.6	—	—	0.6
Other	0.1	—	—	0.1
Total equity securities	$14.0	$26.9	$—	$40.9

Other investments carried at fair value	$—	$(0.8)	$12.7	$11.9
Total investments carried at fair value	$282.5	$2,384.6	$124.3	$2,791.4

Other investments carried at net asset value	$—	$102.8	$23.8	$126.6

Total investments	$282.5	$2,487.4	$148.1	$2,918.0

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$841.5	$44.7	$886.2
Residential mortgage-backed securities	—	574.4	—	574.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	163.1	332.6	—	495.7
Commercial mortgage-backed securities	—	142.0	—	142.0
Debt securities issued by U.S. states and political subdivisions	—	64.7	—	64.7
Debt securities issued by non-U.S. governments and their agencies	1.6	45.2	—	46.8
Other debt obligations	—	170.7	9.7	180.4
Total fixed maturity investments	$164.7	$2,171.1	$54.4	$2,390.2

Equity securities:
Exchange-listed funds	$—	$23.6	$—	$23.6
Financial	9.4	—	—	9.4
Consumer goods	9.0	—	—	9.0
Industrial	6.4	—	—	6.4
Energy	24.5	—	—	24.5
Technology	19.5	—	—	19.5
Other	3.7	—	—	3.7
Total equity securities	$72.5	$23.6	$—	$96.1

Other investments carried at fair value	$—	$13.3	$29.3	$42.6

Total investments carried at fair value	$237.2	$2,208.0	$83.7	$2,528.9

Other investments carried at net asset value	$—	$25.4	$34.4	$59.8

Total investments	$237.2	$2,233.4	$118.1	$2,588.7

Level 1 Securities

Montpelier’s investments classified as Level 1 as of December 31, 2012 and 2011, consisted of U.S. Treasuries, debt securities issued by non-U.S. governments and long and short equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of December 31, 2012 and 2011, approximately 17% and 40%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of December 31, 2012 and 2011, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of December 31, 2012 and 2011, approximately 83% and 60%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no significant transfers between Levels 1 and 2 during 2012 and 2011.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of December 31, 2012 and 2011 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.

Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments at December 31, 2012 and 2011 include investments in limited partnerships and private investment funds that invest in distressed mortgages. The fair value of these investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of December 31, 2012 and 2011, the Company’s Level 3 investments measured at fair value represented 4.5% and 3.3% of its total investments measured at fair value, respectively.  As of December 31, 2012 and 2011, the Company’s total Level 3 investments represented 5.1% and 4.6% of its total investments, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$44.7	$149.8	$(102.0)	$0.7	$2.2	$—	$95.4
Other debt obligations	9.7	13.2	(6.8)	—	0.1	—	16.2
Total fixed maturity investments	$54.4	$163.0	$(108.8)	$0.7	$2.3	$—	$111.6

Other investments	$29.3	$—	$(18.8)	$5.6	$(3.4)	$—	$12.7
Total Level 3 investments	$83.7	$163.0	$(127.6)	$6.3	$(1.1)	$—	$124.3

	Year Ended December 31, 2011
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized losses	Net unrealized gains (losses)	Net transfers	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$37.9	$23.7	$(16.9)	$—	$—	$—	$44.7
Other debt obligations	4.7	7.7	(2.9)	—	0.2	—	9.7
Total fixed maturity investments	$42.6	$31.4	$(19.8)	$—	$0.2	$—	$54.4

Other investments	$42.6	$—	$(9.1)	$(0.3)	$(3.9)	$—	$29.3
Total Level 3 investments	$85.2	$31.4	$(28.9)	$(0.3)	$(3.7)	$—	$83.7

There were no transfers into or out of Level 3 investments during the years ended December 31, 2012 and 2011.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the years ended December 31, 2012, 2011 and 2010, consisted of the following:

	Gross Realized Gains on Investments	Gross Realized Losses on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Gains (Losses) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues	Changes in Carrying Value Reflected in Other Comprehensive Income (Loss)
Year Ended December 31, 2012:
Fixed maturity investments	$49.0	$(18.6)	$34.0	$4.3	$68.7	$—
Equity securities	30.0	(6.4)	(14.8)	(1.9)	6.9	—
Other investments	5.5	(2.8)	6.5	3.6	12.8	—
Year Ended December 31, 2011:
Fixed maturity investments	$32.2	$(13.3)	$15.1	$(3.8)	$30.2	$—
Equity securities	28.6	(13.3)	(16.8)	0.9	(0.6)	—
Other investments	0.5	(0.1)	(6.7)	(1.9)	(8.2)	—
Year Ended December 31, 2010:
Fixed maturity investments	$51.5	$(20.3)	$(10.0)	$(0.4)	$20.8	$—
Equity securities	82.5	(74.1)	16.7	0.5	25.6	—
Other investments	0.4	(6.4)	10.3	(4.7)	(0.4)	(2.6)

(1)         Represents net realized and unrealized foreign exchange gains and losses from investments and income and losses from the following derivative instruments: (i) Foreign Exchange Contracts;  (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures; (v) the LIBOR Swap; and (vi) the UST Contract (see Note 7).  These derivatives are carried at fair value within other investments on the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Fixed maturity investments	$70.6	$70.5	$77.3
Cash and cash equivalents	0.6	0.3	0.2
Equity securities	0.2	0.3	0.8
Other investments	2.0	3.2	3.4
Total investment income	73.4	74.3	81.7
Investment expenses	(6.3)	(5.6)	(7.7)
Net investment income	$67.1	$68.7	$74.0

Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds (the “Blue Water Trusts”) established for the benefit of ceding companies.  As of December 31, 2012, the fair value of all assets held in the Blue Water Trusts was $22.5 million, which exceeded the minimum value required on that date.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.   As of December 31, 2012 and 2011, the fair value of all assets held in the MUSIC Trust was $45.4 million and $65.0 million, respectively, which exceeded the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants. Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of December 31, 2012 and 2011, the fair value of all assets held in the Reinsurance Trust was $338.2 million and $328.1 million, respectively, which exceeded the minimum value required on those dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with its reduced collateral requirements in Florida.  As of December 31, 2012 and 2011, the fair value of all assets held in the FL Trust was $26.0 million and $25.0 million, respectively, which exceeded the minimum value required on those dates.

In 2010 Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. As of December 31, 2012 and 2011, the fair value of all assets held in the Lloyd’s Capital Trust was $149.6 million and $251.8 million, respectively, which exceeded the minimum value required on those dates.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  See Note 13.  As of December 31, 2012 and 2011, the fair value of all assets held in the Premiums Trust Funds was $371.9 million and $243.6 million, respectively.  See Note 13.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $3,970.6 million, $2,656.4 million and $2,319.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Maturities, calls and paydowns of investments totaled $593.7 million, $453.6 million and $644.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2012, 2011 and 2010.

Pending Securities Litigation

During 2011 Montpelier Re was named in a series of lawsuits filed by a group of plaintiffs in their capacity as trustees for senior debt issued by the Tribune Company (“Tribune”) on behalf of various senior debt holders. Montpelier Re, along with thousands of other named defendants, formerly owned Tribune common shares and tendered such common shares pursuant to a 2007 leveraged buyout led by Tribune management (the “Tribune LBO”). Tribune subsequently filed for bankruptcy protection at the end of 2008 and emerged from bankruptcy on December 31, 2012.

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

Montpelier Re was also named in a similar suit filed by the Official Committee of Unsecured Creditors in the Tribune bankruptcy case.  This suit was filed in the United States Bankruptcy Court for the District of Delaware and also asserts a fraudulent conveyance claim involving the Tribune LBO.

In the event that the plaintiffs in these suits were to fully prevail, Montpelier Re would have to return the $4.4 million in cash proceeds it received in connection with the Tribune common shares tendered pursuant to the Tribune LBO.

NOTE 6.          Debt, Letter of Credit Facilities and Trust Arrangements

Senior Unsecured Debt Due 2022 (“2022 Senior Notes”)

On October 5, 2012, the Company issued $300.0 million of 2022 Senior Notes. The 2022 Senior Notes bear interest at a fixed rate of 4.70% per annum, payable semi-annually in arrears on April 15 and October 15 of each year (beginning April 15, 2013), and were issued at a price of 99.682% of their principal amount, providing an effective yield to investors of 4.74%.  The 2022 Senior Notes are scheduled to mature on October 15, 2022, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The Company may redeem the 2022 Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, plus accrued and unpaid interest.

The net proceeds from the issuance of the 2022 Senior Notes, after deducting the issuance discount and debt issuance costs, were $296.4 million.  The net proceeds were used to redeem the 2013 Senior Notes and for general corporate purposes. The debt issuance costs of $2.7 million have been capitalized within other assets in the Company’s consolidated balance sheets and will be amortized over the life of the 2022 Senior Notes.

The carrying value of the 2022 Senior Notes at December 31, 2012, was $299.1 million.

The Company incurred interest expense on the 2022 Senior Notes of $3.4 million during the period from October 5, 2012 to December 31, 2012.  The Company was not obligated to pay any interest on the 2022 Senior Notes during 2012.

Senior Unsecured Debt Due 2013 (“2013 Senior Notes”)

During 2003 the Company issued $250.0 million of 2013 Senior Notes of which, at December 31, 2011, $228.0 million in principal amount remained outstanding. The 2013 Senior Notes bore interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year and were scheduled to mature on August 15, 2013.

On November 5, 2012, the Company fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date. In connection with the redemption of the 2013 Senior Notes, the Company recorded a loss on early extinguishment of debt of $9.7 million, which is reflected in the Company’s consolidated statement of operations for 2012.

The carrying value of the 2013 Senior Notes at December 31, 2011 was $227.8 million.

The Company incurred interest expense on the 2013 Senior Notes of $11.7 million, $14.0 million and $14.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.  The Company paid $17.1 million, $14.0 million and $14.0 million in interest on the 2013 Senior Notes during the years ended December 31, 2012, 2011 and 2010, respectively.

UST Contract

In anticipation of refinancing the 2013 Senior Notes, on July 10, 2012, the Company entered into a derivative contract (the “UST Contract”) with a third party which was designed to help insulate it against future movements in the 10-year U.S. Treasury rate through a specified date.  The UST Contract, which had a notional value of $250 million, had a tenor of ten years and was required to be terminated on or before August 15, 2013.

On October 2, 2012, the Company terminated the UST Contract and recognized a gain of $0.6 million, which was recorded within net income (loss) from derivative instruments on the Company’s consolidated statement of operations.  See Note 7.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 29, 2011, and thereafter at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.05% to 4.38% during the period from March 30, 2011 to December 31, 2011 and from 4.11% to 4.38% during 2012.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest on the Trust Preferred Securities of $4.3 million, $5.3 million and $8.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

LIBOR Swap

On February 7, 2012, the Company entered into a five-year swap agreement with a third party (the “LIBOR Swap”) which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the LIBOR Swap to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net income (loss) from derivative instruments on the Company’s consolidated statement of operations, as opposed to interest and financing expenses.  See Note 7.

Letter of Credit Facilities

In the normal course of business, Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $128.0 million and $264.2 million at December 31, 2012 and 2011, respectively. The following table outlines these facilities as of December 31, 2012:

Secured Operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date

Four Year Committed Facility	$75.0	$—	Oct. 2016
Bilateral Facility	75.0	23.1	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the syndicated secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral.  As of December 31, 2012 and 2011, the Company and Montpelier Re were in compliance with all covenants.

In March 2010 Montpelier voluntarily terminated a $230.0 million Lloyd’s standby letter of credit facility and entered into the Lloyd’s Capital Trust (as described below) in order to meet MCL’s ongoing FAL requirements.  While active, this facility was subject to an annual commitment fee of 0.60% on drawn balances and an annual commitment fee of 0.21% on undrawn balances.

In August 2010 Montpelier Re’s former syndicated facility: tranche B, which had a capacity of $225.0 million, expired in accordance with its terms and was not renewed.  While active, this facility was subject to an annual commitment fee of 0.225% on drawn balances and an annual commitment fee of 0.075% on undrawn balances.

In June 2011 Montpelier Re’s former syndicated 5-year facility (I), which had a capacity of $500.0 million, expired in accordance with its terms and was not renewed.  While active, this facility was subject to an annual commitment fee of 0.275% on drawn balances and an annual commitment fee of 0.075% on undrawn balances.

In June 2012 Montpelier Re’s former syndicated 5-year facility (II), which had a capacity of $215.0 million, expired in accordance with its terms and was not renewed. While active, this facility was subject to an annual commitment fee of 0.225% on drawn balances and an annual commitment fee of 0.08% on undrawn balances.

In June 2012 Montpelier Re’s former syndicated 364-day facility, which had a capacity of $250.0 million, expired in accordance with its terms and was not renewed. While active, this facility was subject to an annual commitment fee of 0.45% on drawn balances and an annual commitment fee of 0.10% on undrawn balances.

In October 2012 Montpelier Re entered into the Four Year Committed Facility with a commercial bank for the provision of a secured letter of credit facility. This facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral provided) and 0.125% on undrawn balances. As of December 31, 2012, there were no outstanding letters of credit drawn under this facility.

Montpelier Re’s Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45% (which was increased from 0.40% effective August 1, 2011 and from 0.20% effective April 1, 2010). The commitment fee is charged on drawn balances only.  As of December 31, 2012, there were $23.1 million in outstanding letters of credit drawn under this facility.

Trust Arrangements

In June 2012 Blue Water Re commenced its operations and established the Blue Water Trusts as a means of providing collateralized reinsurance protection to its cedants.

In 2011 Montpelier Re established the MUSIC Trust as a means of providing statutory credit to MUSIC.

In 2010 Montpelier Re established the Reinsurance Trust as a means of providing statutory credit to certain of Montpelier Re’s U.S. cedants.

In 2011 Montpelier Re established the FL Trust in connection with its reduced collateral requirements to cedants domiciled in Florida.

In 2010 Montpelier established the Lloyd’s Capital Trust in order to meet MCL’s ongoing FAL requirements.

See Note 5 for further information regarding the aforementioned trust agreements.

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

As a means to manage its underwriting risk, Montpelier has entered into ILW swap contracts (the “ILW Swaps”) which provides reinsurance-like protection for specific loss events associated with certain lines of its business.

As an extension of its underwriting activities, Montpelier has sold ILW protection (the “ILW Contract”), which is a derivative instrument that provides reinsurance-like protection to third parties for specific loss events associated with certain lines of business.

In order to help insulate the Company against future movements in the 10-year U.S. Treasury in connection with the its refinancing of the 2013 Senior Notes, the Company entered into the UST Contract.

In order to fix the future net cash flows associated with its Trust Preferred Securities to be a set amount each period, the Company entered into the LIBOR Swap.

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

For the remaining Foreign Exchange Contracts, the LIBOR swap and the UST Contract, Montpelier determines the fair values on the basis of information received from counterparties and verification by reference to published rates.  The ILW Swaps and the ILW Contract are valued on the basis of models developed by Montpelier.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded at December 31, 2012 and 2011 and the net income (loss) from such derivative instruments during the years ended December 31, 2012, 2011 and 2010:

		December 31, 2012		December 31, 2011
Derivative Instruments	Balance Sheet Location	Fair Value	Notional Value	Fair Value	Notional Value

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(1.1)	$165.0	$1.4	$202.0
U.S. Dollars sold	Other Investments	1.6	155.2	2.0	184.0
Credit Derivatives	Other Investments	(0.4)	155.1	(2.2)	240.2
Interest Rate Contracts	Other Investments	(0.2)	137.8	1.1	72.4
Investment Options and Futures (long)	Other Investments	1.0	10.0	0.8	3.7
LIBOR Swap	Other Investments	(1.7)	100.0	—	—
ILW Swaps	Other Assets	0.1	3.0	—	—
Investment Options and Futures (short)	Liabilities	—	—	0.2	0.1

	Year Ended December 31,
Income (Loss) From Derivative Instruments	2012	2011	2010

Foreign Exchange Contracts - underwriting activities	$7.5	$5.7	$1.5
Foreign Exchange Contracts - investing activities	(3.9)	1.4	0.6
Credit Derivatives	(0.4)	(4.9)	—
Interest Rate Contracts	2.7	(7.5)	(0.1)
Investment Options and Futures	(0.3)	2.8	(6.7)
ILW Swaps	(0.8)	(0.7)	(0.3)
ILW Contract	—	0.1	0.3
UST Contract	0.6	—	—
LIBOR Swap	(2.2)	—	—
Net income (loss) from derivative instruments	$3.2	$(3.1)	$(4.7)

A description of each of Montpelier’s derivative instrument activities follows:

Foreign Exchange Contracts

From time to time Montpelier, either directly or indirectly through its investment managers, enters into Foreign Exchange Contracts which constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. Montpelier enters into these contracts in connection with both its underwriting and investing activities.

Foreign Exchange Contracts designed to protect Montpelier’s insurance and reinsurance balances against movements in foreign exchange rates do not eliminate fluctuations in the actual value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they provide an offsetting benefit or detriment against such exchange rate movements. Foreign Exchange Contracts related to Montpelier’s investing activities are designed to either protect Montpelier’s cash and invested assets from movements in foreign exchange rates or to enhance Montpelier’s investment performance.

Montpelier’s open Foreign Exchange Contracts at December 31, 2012, were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Australian dollars, Japanese yen and Brazilian reals.  Montpelier’s open Foreign Exchange Contracts at December 31, 2011, were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Chinese renminbi, Indian rupees, Malaysian ringgits, Mexican pesos, Philippines pesos, Korean won, Australian dollars, Danish kroner and Brazilian reals.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of December 31, 2012 and 2011, Montpelier had open long option and future positions with fair values of $1.0 million and $0.8 million, respectively, and open short option and future positions with fair values of zero million and $0.2 million, respectively.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Swaps

In May 2012 Syndicate 5151 entered into an ILW Swap with a third-party in order to purchase protection against its construction and engineering exposures from June 11, 2012 through June 10, 2013 (the “Engineering Swap”).  In return for a fixed-rate payment of $0.3 million, Syndicate 5151 receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Syndicate 5151 under the Engineering Swap is $3.0 million.  Through December 31, 2012, no industry loss event had occurred which would have triggered a recovery by Syndicate 5151 under the Engineering Swap.

In April 2012 Montpelier Re entered into an ILW Swap with a third-party in order to purchase protection against Montpelier Re’s Japan windstorm exposures through November 30, 2012 (the “Japan Wind Swap”).  In return for a fixed-rate payment of $0.6 million, Montpelier Re receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the Japan Wind Swap is $5.0 million.  Through the date of the maturity of the Japan Wind Swap, no industry loss event occurred which would have triggered a recovery by Montpelier Re.

In November 2010 Montpelier Re entered into an ILW Swap with a third-party in order to purchase protection against Montpelier Re’s U.S. earthquake and European windstorm exposures through June 30, 2011 (the “U.S. Event Swap”).  In return for a fixed-rate payment of $1.0 million, Montpelier Re received a floating-rate payment which was triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the U.S. Event Swap was $5.0 million. Through the date of the maturity of the U.S. Event Swap, no industry loss event occurred which would have triggered a recovery by Montpelier Re.

The fair values of ILW Swaps are derived based on unobservable (Level 3) inputs.

ILW Contract

In April 2010 Montpelier Re entered into the ILW Contract with a third-party under which qualifying loss payments were triggered exclusively by reference to the level of losses incurred by the insurance industry as a whole rather than by losses incurred by the insured.  The ILW Contract, which expired in March 2011, provided the insured with $15.0 million of protection resulting from earthquake losses incurred in any of several U.S. states.  Montpelier Re received consideration of $0.4 million for the ILW contract. The ILW Contract expired without any required payment by Montpelier Re.

The fair value of ILW Contract was derived based on unobservable (Level 3) inputs.

NOTE 8.   Shareholders’ Equity

The Company’s share capital consists of 8.875% Non-Cumulative Preferred Shares, Series A (“Preferred Shares”)  and Common Shares, each with a 1/6 cent par value per share.  Holders of Preferred Shares have no voting rights with respect to matters that generally require the approval of voting shareholders but are entitled to vote in certain extraordinary instances, separately as a single class. Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.

Preferred Shares

On May 10, 2011, the Company issued 6.0 million Preferred Shares with a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity, and are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a price of $25.00 per share plus any declared and unpaid dividends.

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

The Preferred Shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.

Common Shares

The following table summarizes the Company’s Common Share activity during the years ending December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in Common Shares)	2012	2011	2010
Beginning Common Shares outstanding	60,864,174	64,557,204	79,998,795
Common Shares repurchased and retired	(5,549,789)	(4,349,302)	(15,417,261)
Common Shares repurchased and placed in treasury	(431,800)	—	(706,000)
Issuances of Common Shares in satisfaction of vested RSU obligations	387,105	656,272	681,670

Ending Common Shares outstanding	55,269,690	60,864,174	64,557,204

As of December 31, 2012, the Company had 55,269,690 Common Shares outstanding consisting of 56,711,141 Common Shares issued less 1,441,451 Common Shares held in treasury.  As of December 31, 2011, the Company had 60,864,174 Common Shares outstanding consisting of 62,260,930 Common Shares issued less 1,396,756 Common Shares held in treasury.

2012 Common Share activity

The Company repurchased 5,981,589 Common Shares during 2012 pursuant to a publicly announced share repurchase program at an average price of $20.22 per share. Of the total Common Shares repurchased during 2012, 5,549,789 Common Shares were retired and 431,800 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations. See Note 9.

During 2012 the Company issued 387,105 Common Shares in satisfaction of vested RSU obligations. See Note 9. The Common Shares were issued from the Company’s treasury resulting in a net loss on issuance of $1.6 million, which was recorded as a reduction to additional paid-in capital.

2011 Common Share activity

The Company repurchased and retired 4,349,302 Common Shares during 2011 pursuant to a publicly announced share repurchase program at an average price of $19.02 per share.

During 2011 the Company issued 656,272 Common Shares in satisfaction of vested RSU obligations. See Note 9. The Common Shares were issued from the Company’s treasury resulting in a net gain on issuance of $0.2 million, which was recorded as an increase to additional paid-in capital.

2010 Common Share activity

The Company repurchased 9,225,459 Common Shares during 2010 pursuant to a publicly announced share repurchase program at an average price of $17.64 per share. Of these Common Shares repurchased during 2010, 8,519,459 Common Shares were retired and 706,000 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations. See Note 9.

The Company also repurchased 6,897,802 Common Shares previously owned by  Wilbur L. Ross, Jr. and investment funds managed by WL Ross & Co LLC. in February 2010 pursuant to a private transaction at a price of $19.00 per share.  See Note 14. These Common Shares were retired.

During 2010 the Company issued 681,670 Common Shares in satisfaction of vested RSU obligations. See Note 9. The Common Shares were issued from the Company’s treasury resulting in a net loss on issuance of $0.8 million, which was recorded as a reduction to additional paid-in capital.

Common Share Repurchase Authorization

As of December 31, 2012,  the Company had a remaining Common Share repurchase authorization of $274.1 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Common Share and Preferred Share Dividends Declared and Paid

The Company declared, on a quarterly basis, regular cash dividends per Common Share during the years ended December 31, 2012, 2011 and 2010 totaling $0.430, $0.405 and $0.370, respectively.  The total amount of dividends paid to holders of Common Shares during the years ended December 31, 2012, 2011 and 2010, was $24.4 million, $25.0 million and $26.2 million, respectively.  As of December 31, 2012 and 2011, the Company had $6.4 million of dividends payable to holders of Common Shares.

The Company declared, on a quarterly basis, cash dividends per Preferred Share totaling $2.219 during the year ended December 31, 2012 and $1.51 during the interim period from May 10, 2011 to December 31, 2011.  The total amount of dividends paid to holders of Preferred Shares during the years ended December 31, 2012 and 2011, was $13.3 million and $5.8 million, respectively.  As of December 31, 2012 and 2011, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

NOTE 9.   Share-Based Compensation

At the discretion of the Board’s Compensation and Nominating Committee (the “Compensation Committee”), incentive awards, the value of which are based on Common Shares, may be made to eligible officers, employees, consultants and non-employee directors of the Company and its subsidiaries.

The Montpelier Re Holdings Ltd. 2012 Long-Term Incentive Plan (the “2012 LTIP”), which was approved by the Company’s shareholders on May 18, 2012, permits the issuance of up to 4,700,000 Common Shares to selected Montpelier employees, non-employee directors and consultants.  Incentive awards that may be granted under the 2012 LTIP consist of RSUs, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based  awards.

The 2012 LTIP served to replace the Company’s former Long-Term Incentive Plan (the “2007 LTIP”), which was approved by the Company’s shareholders on May 23, 2007 and expired on May 23, 2011.  During each of the years presented herein, the only incentive awards issued or outstanding under either the 2012 LTIP or the 2007 LTIP were RSUs and performance shares.

RSUs

RSUs are phantom (as opposed to actual) Common Shares which, depending on the individual award, vest in equal tranches over a one to five-year period, subject to the recipient maintaining a continuous relationship with Montpelier through the applicable vesting date. RSUs are payable in Common Shares upon vesting (the amount of which may be reduced by applicable statutory income tax withholdings at the recipient’s option). RSUs do not require the payment of an exercise price and are not entitled to voting rights, but they are entitled to receive payments equivalent to any dividends and distributions declared on the Common Shares underlying the RSUs.

The Company currently uses variable RSUs (“Variable RSUs”) as the principal component of its ongoing long-term incentive compensation for its employees. Variable RSUs are awarded based on Company performance during the first year of the applicable performance period (the “Initial RSU Period”) and are earned ratably each year based on continued employment over a four year vesting period.  Since the number of RSUs to be awarded is dependent upon Company performance during the Initial RSU Period, the number of RSUs estimated to be awarded for that cycle may fluctuate throughout the Initial RSU Period.

For 2012, the number of Variable RSUs expected to be formally awarded to employees will be based on the Company’s 2012 growth in its fully converted book value per Common Share (“FCBVPCS”). FCBVPCS is computed by dividing the Company’s common shareholders’ equity by the sum of its ending Common Shares and unvested RSUs outstanding. The Company’s calculation of the growth in FCBVPCS represents the increase in its FCBVPCS during the Initial RSU Period, after taking into account dividends on Common Shares declared during such period.

For 2011 and 2010, the actual number of Variable RSUs awarded was based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing the Company’s adjusted comprehensive income or loss (based on the sum of the Company’s actual underwriting result and standard investment result) by the Company’s actual average common shareholders’ equity for the Initial RSU Period.

The Company also uses fixed RSUs (“Fixed RSUs”) as a supplemental component of its ongoing long-term incentive compensation for certain employees and its non-employee directors.  Unlike Variable RSUs, the number of Fixed RSUs is fixed on the grant date. Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the boards of directors of both the Company and MUAL. Additionally, when the actual number of Variable RSUs to be awarded in any given year has been formally determined, they are effectively converted into Fixed RSUs.

As of December 31, 2012, the Company’s Variable RSUs outstanding consisted of those for the 2012 to 2015 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2012 increase in its FCBVPCS versus a target increase in FCBVPCS of 9.88% (“Target”).  If Target is achieved, the Company would expect to grant approximately 530,000 Variable RSUs to participants.  At an increase in FCBVPCS of 2.88% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 16.88% or more (“Maximum”), the Company would expect to grant approximately 1,060,000 Variable RSUs to participants.

RSU Activity - Years Ended December 31, 2012, 2011 and 2010

The following table summarizes the Company’s RSU activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	761,279	$4.7	1,637,580	$11.3	1,768,769	$13.3
Fixed RSUs Awarded	50,700	1.1	100,000	1.8	10,000	0.2
Variable RSUs, 2012-2015 cycle:
RSUs projected to be awarded	1,058,304	17.6	—	—	—	—
Variable RSUs, 2011-2014 cycle:
RSUs projected to be awarded	—	—	—	—	—	—
Variable RSUs, 2010-2013 cycle:
RSUs projected to be awarded	—	—	—	—	725,922	11.9
RSU payout adjustments	—	—	(12,181)	(0.1)	—	—
Variable RSUs, 2009-2012 cycle:
RSU payout adjustments	—	—	—	—	12,791	0.1
RSU payments	(476,426)	—	(807,954)	—	(819,915)	—
RSU forfeitures	(66,816)	(1.0)	(156,166)	(0.8)	(59,987)	(0.7)
RSU expense recognized	—	(12.1)	—	(7.5)	—	(13.5)
End of period	1,327,041	$10.3	761,279	$4.7	1,637,580	$11.3

RSU Awards, Adjustments and Payments - 2012

During 2012 the Company awarded 50,700 Fixed RSUs, which included 24,000 RSUs awarded to non-management directors as remuneration for their service on the Board.

On the basis of the Company’s preliminary results achieved during 2012, the Company anticipated awarding 1,058,304 Variable RSUs for the 2012-2015 award cycle at December 31, 2012, or 200% of the in force target RSUs for that cycle at that time. The actual number of Variable RSUs to be awarded for the 2012 to 2015 cycle was formally determined to be 1,058,304 by the Compensation Committee on February 21, 2013.

Based on actual 2011 results achieved, and as formally approved by the Compensation Committee in the first quarter of 2012, the actual number of Variable RSUs awarded for the 2011-2014 cycle was confirmed to be zero.

During 2012 the Company paid out 476,426 vested RSUs and withheld, at the recipient’s election, 89,321 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 387,105 Common Shares from its treasury.  See Note 8.  The fair value of the RSUs paid out during 2012 was $10.3 million.

RSU Awards, Adjustments and Payments - 2011

During 2011 the Company awarded 100,000 Fixed RSUs, which included 20,000 RSUs awarded to non-management directors as remuneration for their service on the Board.

On the basis of the Company’s preliminary results achieved during 2011, the Company did not anticipate awarding any Variable RSUs for the 2011-2014 cycle as of December 31, 2011.

Based on actual 2010 results achieved, and as formally approved by the Compensation Committee in the first quarter of 2011, the actual number of Variable RSUs awarded for the 2010-2013 cycle was subsequently reduced by 12,181 RSUs in order to fix the number of Variable RSUs awarded to be 123% of the in force target RSUs for that cycle at that time.

During 2011 the Company paid out 807,954 vested RSUs and withheld, at the recipients’ election, 151,682 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 656,272 Common Shares from its treasury. See Note 8. The fair value of the RSUs paid out during 2011 was $13.8 million.

RSU Awards, Adjustments and Payments - 2010

During 2010 the Company awarded 10,000 Fixed RSUs to two non-management directors as remuneration for their service on the Board.

On the basis of the Company’s preliminary results achieved during 2010, the Company anticipated awarding 725,922 Variable RSUs for the 2010-2013 award cycle as of December 31, 2010, or approximately 125% of the in force target RSUs for that cycle at that time. The actual number of Variable RSUs awarded for the 2010 to 2013 cycle was not formally approved by the Compensation Committee until the first quarter of 2011.

Based on actual 2009 results achieved, and as formally approved by the Compensation Committee in the first quarter of 2010, the actual number of Variable RSUs awarded for the 2009-2012 cycle was subsequently increased by 12,791 RSUs in order to fix the number of Variable RSUs awarded to be 193% of the in force target RSUs for that cycle at that time.

During 2010, the Company paid out 819,915 vested RSUs and withheld, at the recipients’ election, 138,245 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 681,670 Common Shares from its treasury. See Note 8. The fair value of the RSUs paid out during 2010 was $15.3 million.

RSU Forfeitures and Forfeiture  Assumptions

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

During 2012, 2011 and 2010, the Company revised its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its 2012, 2011 and 2010 RSUs outstanding by $1.0 million, $0.8 million and $0.7 million, respectively.

RSUs Outstanding at December 31, 2012

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at December 31, 2012 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Five-year RSU awards granted in 2008	9,100	—
Four-year RSU awards granted in 2009	6,250	—
Five-year RSU awards granted in 2009	3,000	—
Four-year RSU awards granted in 2010	139,687	0.7
Three-year RSU awards granted in 2011	20,000	0.2
Five-year RSU awards granted in 2011	40,000	0.3
One-year RSU awards granted in 2012	18,000	0.2
Three-year RSU awards granted in 2012	6,000	0.1
Four-year RSU awards granted in 2012	1,074,504	8.7
Five-year RSU awards granted in 2012	10,500	0.1
Total RSUs outstanding at December 31, 2012	1,327,041	$10.3

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $6.2 million, $2.8 million and $1.3 million during 2013, 2014 and 2015 & beyond, respectively.

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

The actual performance share payout for all participants with respect to 172,000 performance shares outstanding for the 2007-2009 cycle was determined to be 106% of the target payout, as formally approved by the Compensation Committee in the first quarter of 2010. The performance shares were settled through a cash payment to participants totaling $3.2 million.  During 2010, the Company incurred $0.2 million of performance share expense.

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

United Kingdom

MUAL, MUSL, MCL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  Of these U.K. entities, only MCL remained in a cumulative net operating loss position at December 31, 2012. The cumulative net operating loss associated with MCL’s operations may be carried forward to offset future taxable income generated by that entity and do not expire with time.

The pretax income associated with any of these U.K. entities is generally taxable to Montpelier unless: (i) that entity has prior year net operating losses that may be utilized to fully or partially offset its current income tax liability; or (ii) another entity within Montpelier’s U.K. group of companies experiences a current year pretax loss which is eligible to be used to fully or partially offset any other entity’s current income tax liability (“Group Relief”).

During 2012 each of the entities within Montpelier’s U.K. group generated pretax income so Montpelier was unable to utilize Group Relief to offset MUAL, MUSL and MHL’s 2012 current income tax liabilities.  During 2011 and 2010, Montpelier was able to utilize cumulative net operating losses and Group Relief to fully offset its current income liabilities for those years.

The tax years open to examination by the HM Revenue & Customs for these companies are from 2011 to present.

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

The tax years open to examination by the Internal Revenue Service for these subsidiaries are from 2009 to present.

Switzerland

MEAG is subject to Swiss income taxes which, for all periods presented herein, were less than $0.1 million.

Montpelier’s consolidated income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Current tax provision:
Bermuda	$—	$—	$—
U.S. Federal	—	—	—
U.S. state	0.1	—	—
Non-U.S. (U.K. and Switzerland)	0.7	—	—
Current tax provision	$0.8	$—	$—

Deferred tax benefit:
Bermuda	$—	$—	$—
U.S. Federal	—	—	—
U.S. state	—	—	—
Non-U.S. (U.K. and Switzerland)	(0.5)	(0.6)	(1.3)
Deferred tax benefit	$(0.5)	$(0.6)	$(1.3)
Total income tax provision (benefit)	$0.3	$(0.6)	$(1.3)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.

During 2010 Montpelier re-characterized an existing intercompany loan among two of its wholly-owned subsidiaries as a contribution of capital.  In connection with this re-characterization, Montpelier recorded a one-time $1.0 million deferred income tax benefit representing: (i) current and prior year reversals of U.K. deferred income tax provisions; and (ii) the amended treatment of foreign exchange gains experienced while the loan was outstanding.

An outline of the significant components of Montpelier’s deferred tax assets and liabilities follows:

	December 31,
	2012	2011
Deferred tax assets:
U.S. net operating loss carryforwards	$12.7	$12.9
Non-U.S. net operating loss carryforwards	3.8	2.3
Share-based compensation	1.0	1.1
Other items	0.9	1.5
Total gross deferred tax assets	18.4	17.8
Less: deferred tax asset valuation allowance	(17.8)	(17.8)
Total net deferred tax assets (included in other assets)	$0.6	$—
Deferred tax liabilities	$—	$—

Montpelier experienced a $0.9 million reduction in its gross deferred tax asset during 2012 in connection with the sale of PUAL and experienced a $6.6 million reduction in its gross deferred tax asset during 2011 in connection with the MUSIC Sale.

The Company established a deferred tax asset valuation allowance at December 31, 2012 and 2011 of $17.8 million. The deferred tax asset valuation allowances established reflect the inception-to-date losses incurred by its U.S. and U.K. operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize its deferred tax asset balances.

A reconciliation of actual income taxes to the amount calculated using Bermuda’s income tax rate of zero is as follows:

	Year Ended December 31,
	2012	2011	2010
Income (loss) before income taxes	$227.9	$(115.8)	$210.7
Income taxes at the expected income tax rate of Bermuda	$—	$—	$—
Foreign tax provision (benefit) at actual rates:
U.S.	$0.1	$—	$—
Non-U.S. (U.K. and Switzerland)	0.2	(0.6)	(1.3)
Total income tax provision (benefit)	$0.3	$(0.6)	$(1.3)
Effective income tax rate	0.1%	0.5%	(0.6)%

The components of the Company’s income (loss) before income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic:
Bermuda	$232.2	$(105.5)	$226.6
Foreign:
U.S.	0.1	7.7	(14.6)
Non-U.S. (U.K. and Switzerland)	(4.4)	(18.0)	(1.3)
Income (loss) before income taxes	$227.9	$(115.8)	$210.7

During the years ended December 31, 2012, 2011 and 2010, Montpelier paid (received) total income taxes of $0.1 million, zero million and $(0.5) million, respectively.

Montpelier believes that its material tax positions have a greater than 50% likelihood of being sustained on technical merits if challenged.

NOTE 11. Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments. For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its assets and liabilities that constitute financial instruments on its consolidated balance sheets at fair value with the exception of its 2022 Senior Notes, 2013 Senior Notes, Trust Preferred Securities and other investments carried at net asset value.

At December 31, 2012, the fair value of the 2022 Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $306.9 million, which compared to a carrying value of $299.1 million.

At December 31, 2011, the fair value of the 2013 Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $237.2 million, which compared to a carrying value of $227.8 million.

At December 31, 2012 and 2011, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $89.0 million and $76.0 million, respectively, which compared to a carrying value of $100.0 million.

At December 31, 2012 and December 31, 2011, the fair value and net asset value of Montpelier’s other investments carried on the Company’s balance sheets were approximately the same. See Note 5.

NOTE 12. Segment Reporting

The Company currently operates through four reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151, Blue Capital and MUSIC Run-Off. Each segment constitutes a separate underwriting platform through which Montpelier writes insurance and reinsurance business. The Company’s segment disclosures present the operations of these underwriting platforms prior to the effects of intercompany quota share reinsurance agreements among them.

The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Board and senior management.

The Company, certain intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services are collectively referred to as “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Montpelier Bermuda	$3,126.5	$2,962.6
Montpelier Syndicate 5151	552.9	423.5
Blue Capital	74.0	—
MUSIC Run-Off	48.9	75.3
Corporate and Other, including intercompany eliminations	7.8	38.1
Total assets	$3,810.1	$3,499.5

A summary of Montpelier’s statements of operations by segment for the years ended December 31, 2012, 2011 and 2010 follows:

Year Ended December 31, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total
Gross premiums written	$480.5	$246.0	$2.4	$2.5	$3.9	$735.3
Ceded reinsurance premiums	(99.8)	(15.9)	—	—	(3.9)	(119.6)
Net premiums written	380.7	230.1	2.4	2.5	—	615.7
Change in net unearned premiums	(11.2)	(12.8)	—	24.8	—	0.8
Net premiums earned	369.5	217.3	2.4	27.3	—	616.5
Loss and LAE	(159.5)	(107.6)	—	(19.3)	—	(286.4)
Acquisition costs	(40.5)	(46.6)	(0.1)	(9.4)	—	(96.6)
General and administrative expenses	(44.2)	(38.2)	(1.7)	—	(32.1)	(116.2)
Underwriting income	125.3	24.9	0.6	(1.4)	(32.1)	117.3
Net investment income	63.2	2.9	—	1.0	—	67.1
Other revenue	0.2	0.6	—	0.2	(0.2)	0.8
Net investment and foreign exchange gains	84.8	(15.0)	—	0.4	(0.6)	69.6
Net income from derivative instruments	1.8	3.0	—	—	(1.6)	3.2
Interest and other financing expenses	(0.8)	(1.9)	—	—	(17.7)	(20.4)
Loss on early extinguishment of 2013 Senior Notes	—	—	—	—	(9.7)	(9.7)
Income before income taxes	$274.5	$14.5	$0.6	$0.2	$(61.9)	$227.9

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total
Gross premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5
Ceded reinsurance premiums	(78.4)	(29.5)	(7.8)	14.2	(101.5)
Net premiums written	368.1	204.0	51.9	—	624.0
Change in net unearned premiums	9.9	(9.5)	(1.7)	—	(1.3)
Net premiums earned	378.0	194.5	50.2	—	622.7
Loss and LAE	(373.8)	(196.2)	(42.1)	—	(612.1)
Acquisition costs	(53.6)	(40.5)	(11.3)	—	(105.4)
General and administrative expenses	(37.9)	(28.0)	(8.7)	(24.0)	(98.6)
Underwriting loss	(87.3)	(70.2)	(11.9)	(24.0)	(193.4)
Net investment income	64.3	2.4	2.0	—	68.7
Other revenue	0.2	0.3	—	—	0.5
Gain on MUSIC Sale	—	—	—	11.1	11.1
Net investment and foreign exchange gains	24.4	(4.1)	0.8	(0.1)	21.0
Net expense from derivative instruments	(4.7)	1.6	—	—	(3.1)
Interest and other financing expenses	(1.3)	(0.2)	—	(19.1)	(20.6)
Loss before income taxes	$(4.4)	$(70.2)	$(9.1)	$(32.1)	$(115.8)

Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0
Ceded reinsurance premiums	(41.7)	(21.5)	(1.7)	13.7	(51.2)
Net premiums written	412.4	209.8	46.6	—	668.8
Change in net unearned premiums	1.5	(34.8)	(10.1)	—	(43.4)
Net premiums earned	413.9	175.0	36.5	—	625.4
Loss and LAE	(153.4)	(121.5)	(27.4)	—	(302.3)
Acquisition costs	(56.0)	(34.4)	(8.3)	—	(98.7)
General and administrative expenses	(39.2)	(35.6)	(10.5)	(26.8)	(112.1)
Underwriting income	165.3	(16.5)	(9.7)	(26.8)	112.3
Net investment income	69.9	1.9	2.2	—	74.0
Other revenue	0.7	—	—	0.1	0.8
Investment and foreign exchange gains	51.1	5.1	0.6	(3.9)	52.9
Net expense from derivative instruments	(4.9)	0.2	—	—	(4.7)
Interest and other financing expenses	(1.4)	(0.7)	—	(22.5)	(24.6)
Income before income taxes	$280.7	$(10.0)	$(6.9)	$(53.1)	$210.7

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the years ended December 31, 2012, 2011 and 2010:

Year Ended December 31, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$332.8	$10.9	$2.4	$—	$3.9	$350.0
Property Specialty - Treaty	47.5	6.1	—	—	—	53.6
Other Specialty - Treaty	70.4	82.1	—	—	—	152.5
Property and Specialty Individual Risk	29.8	146.9	—	2.5	—	179.2
Total gross premiums written	$480.5	$246.0	$2.4	$2.5	$3.9	$735.3

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$289.4	$33.1	$—	$(12.7)	$309.8
Property Specialty - Treaty	45.0	9.2	—	—	54.2
Other Specialty - Treaty	77.7	76.7	—	(0.3)	154.1
Property and Specialty Individual Risk	34.4	114.5	59.7	(1.2)	207.4
Total gross premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5

Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$268.0	$36.3	$—	$(12.4)	$291.9
Property Specialty - Treaty	46.2	23.1	—	—	69.3
Other Specialty - Treaty	104.7	66.2	—	—	170.9
Property and Specialty Individual Risk	35.2	105.7	48.3	(1.3)	187.9
Total gross premiums written	$454.1	$231.3	$48.3	$(13.7)	$720.0

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment. The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Year Ended December 31,
	2012		2011		2010
U.S. and Canada	$351.7	48%	$336.3	46%	$356.4	49%
Worldwide (1)	231.5	31	239.2	33	192.2	27
Western Europe, excluding the U.K. and Ireland	30.7	4	27.8	4	40.8	6
Japan	27.5	4	23.6	3	19.0	3
U.K. and Ireland	24.1	3	18.9	3	36.7	5
Worldwide, excluding U.S. and Canada (2)	23.1	3	38.3	5	26.5	4
Other	46.7	7	41.4	6	48.4	6
Total gross premiums written	$735.3	100%	$725.5	100%	$720.0	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the years ended December 31, 2012, 2011 and 2010:

Year Ended December 31, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$235.4	$11.6	$2.4	$—	$0.2	$249.6
Property Specialty - Treaty	44.5	7.0	—	—	—	51.5
Other Specialty - Treaty	63.7	79.2	—	—	0.7	143.6
Property and Specialty Individual Risk	25.9	119.5	—	27.3	(0.9)	171.8
Total net premiums earned	$369.5	$217.3	$2.4	$27.3	$—	$616.5

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$220.6	$30.9	$—	$(9.1)	$242.4
Property Specialty - Treaty	48.3	8.7	—	1.3	58.3
Other Specialty - Treaty	78.5	60.8	—	4.7	144.0
Property and Specialty Individual Risk	30.6	94.1	50.2	3.1	178.0
Total net premiums earned	$378.0	$194.5	$50.2	$—	$622.7

Year Ended December 31, 2010	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$258.2	33.5	$—	$(8.2)	$283.5
Property Specialty - Treaty	47.6	22.3	—	1.7	71.6
Other Specialty - Treaty	75.0	47.3	—	3.9	126.2
Property and Specialty Individual Risk	33.1	71.9	36.5	2.6	144.1
Total net premiums earned	$413.9	175.0	$36.5	$—	$625.4

(1)         Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Year Ended December 31,
	2012		2011		2010
U.S. and Canada	$350.9	57%	$313.6	50%	$340.0	54%
Worldwide (1)	123.0	20	162.8	26	125.1	20
Western Europe, excluding the U.K. and Ireland	30.9	5	29.6	5	40.1	7
Japan	26.2	4	22.9	4	20.6	3
U.K. and Ireland	22.6	4	26.1	4	29.2	5
Worldwide, excluding U.S. and Canada (2)	22.2	3	33.8	5	31.8	5
Other	40.7	7	33.9	6	38.6	6
Total net earned premiums	$616.5	100%	$622.7	100%	$625.4	100%

(1)         “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)         “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 13. Regulatory Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re and Blue Water Re are regulated by the Bermuda Monetary Authority (the “BMA”). Syndicate 5151 and MUAL remain subject to regulation by the U.K. Financial Services Authority (the “FSA”) until its scheduled dissolution on April 1, 2013, thereafter, Syndicate 5151 and MUAL will be subject to regulation by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”). MUAL and MCL are also regulated by the Council of Lloyd’s. MUI and MEAG are approved by Lloyd’s as Coverholders for Syndicate 5151 and MEAG is registered with the Swiss Financial Market Supervisory Authority (“FINMA”).

Bermuda Regulation

Montpelier Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”) as a Class 4 insurer. Under the Insurance Act, Montpelier Re is required to annually prepare and file statutory and GAAP financial statements and a statutory financial return. The Insurance Act also requires Montpelier Re to maintain minimum levels of statutory net assets (“Statutory Capital and Surplus”), to maintain minimum liquidity ratios and to meet minimum solvency margins. Failure to meet such requirements may subject an entity to regulatory actions by the BMA. For all periods presented herein, Montpelier Re believes that it has satisfied these requirements.

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

As of December 31, 2012 and 2011, Montpelier Re’s Statutory Capital and Surplus was $1,820.8 million and $1,511.0 million, respectively.  The principal differences between Montpelier Re’s Statutory Capital and Surplus and its net assets determined in accordance with GAAP include statutory deductions for deferred acquisition costs, fixed assets and investment securities held in trust for the benefit of MCL through the Lloyd’s Capital Trust.  Such differences totaled $170.9 million and $259.8 million at December 31, 2012 and 2011, respectively.

For the year ended December 31, 2011, Montpelier Re’s Statutory Capital and Surplus of $1,511.0 comfortably exceeded its 2011 BSCR of $595.4 million.  Montpelier Re expects that it will also comfortably satisfy this requirement for the year ended December 31, 2012, although its 2012 BSCR will not be completed and filed with the BMA until April 2013.

The Company will disclose Montpelier Re’s 2012 BSCR in its Form 10-Q for the quarterly period ended March 31, 2013.

Montpelier Re’s 2012, 2011 and 2010 statutory net income (loss), as reported to the BMA, was $281.6 million, $(69.0) million and $251.2 million, respectively.

Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, beginning in 2013, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s or reinsurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re. The declaration of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA. Additionally, annual distributions that would result in a reduction of the prior year-end balance of statutory capital (defined as an insurer’s Statutory Capital and Surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA. With respect to the year ended December 31, 2012, Montpelier Re had the ability to dividend up to $410.0 million without BMA approval of which $75.0 million was actually declared and paid. With respect to the year ended December 31, 2011, Montpelier Re had the ability to dividend up to $441.4 million without BMA approval of which $66.5 million was actually declared and paid.

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

U.K. Regulation

Montpelier participates in the Lloyd’s market through Syndicate 5151, which is managed by MUAL. Under the Financial Services Act 2012, Syndicate 5151 and MUAL remain subject to regulation by the FSA until its scheduled dissolution on April 1, 2013. Thereafter, Syndicate 5151 and MUAL will be subject to regulation by the PRA and the FCA.

Ahead of the launch of the new bodies, the U.K. Government expects to introduce secondary legislation that will, among other matters, set out how regulated activities will be divided between the new authorities and establish new threshold conditions that firms must satisfy to become and remain authorized as a financial services firm.

The PRA, which will be a subsidiary of the Bank of England, will become responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers and investment banks. The PRA will have the responsibility for promoting the safety and soundness of Lloyd’s and its members taken together, including the Lloyd’s Central Fund, and the prudential regulation of managing agents.

The FCA will become responsible for regulation of conduct in financial markets and the infrastructure that supports those markets. The FCA will also have responsibility for the prudential regulation of firms that do not fall under the PRA’s scope. The FCA will regulate Lloyd’s and its managing agents and, on a prudential and conduct basis, its members’ agents, advisors and brokers. Particular conduct issues include the management of the auction whereby members can buy and sell syndicate capacity and the handling of policyholders’ complaints.

The PRA and the FCA will form a supervisory college for Lloyd’s and will maintain arrangements with Lloyd’s in support of their activities. They will also have powers of direction over Lloyd’s and are expected to consult with each other in the exercise of such powers.

MUAL, as a Lloyd’s Managing Agent, is subject to minimum solvency tests established by Lloyd’s. Since its inception in October 2008, MUAL has satisfied these requirements. MUAL’s combined net assets, as reported to Lloyd’s as of December 31, 2012 and 2011, were $1.3 million and $1.5 million, respectively.

MCL, Syndicate 5151’s sole corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2012, 2011 and 2010 was £180 million.

As the corporate underwriting member of Lloyd’s, MCL is bound by the rules of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules, among other matters, prescribe MCL’s membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation in Lloyd’s syndicates.

MCL is required by Lloyd’s to maintain capital requirements based on the premium capacity and net liabilities of Syndicate 5151. MCL’s net assets of $149.6 million and $286.6 million at December 31, 2012 and 2011, respectively, which include the assets held in the Lloyd’s Capital Trust, satisfied those capital requirements. Any amount of MCL’s combined net assets in excess of its capital requirements may be distributed to MCL’s parent, subject to Lloyd’s consent.

MCL’s net income (loss), as reported to Lloyd’s for the years ended December 31, 2012, 2011 and 2010, was $26.8 million, $(65.2) million and $(1.4) million, respectively.

Premiums received by Syndicate 5151 are received into the Premiums Trust Funds. Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses. Profits held within the Premiums Trust Funds, including investment income earned thereon, may be distributed to MCL annually, subject to meeting Lloyd’s requirements. Premiums Trust Fund assets not required to meet cash calls and/or loss payments may also be used towards MCL’s ongoing capital requirements. Upon the closing of an open underwriting year, normally after three years, all undistributed profits held within the Premiums Trust Funds applicable to the closed underwriting year may be distributed to MCL. As of December 31, 2012, Syndicate 5151 held $269.3 million in investment securities (including accrued interest) and $102.6 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds. As of December 31, 2011, Syndicate 5151 held $116.8 million in investment securities (including accrued interest) and $126.8 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

Swiss Regulation

MEAG is subject to registration and supervision by FINMA as an insurance intermediary but is not subject to any minimum solvency requirements.

NOTE 14. Related Party Transactions

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

NOTE 15. Commitments and Contingent Liabilities

Commitments

As of December 31, 2012, Montpelier had unfunded commitments to invest $14.8 million into three separate private investment funds.

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

Future annual minimum commitments under existing noncancellable leases for Montpelier’s office space are $5.1 million, $4.6 million, $4.3 million, $2.8 million and $1.0 million for 2013, 2014, 2015, 2016, and 2017 & beyond, respectively.

Future annual minimum commitments under existing noncancellable leases for Montpelier’s computer equipment are $0.5 million and less than $0.1 million for 2013, 2014 & beyond, respectively.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2012, 2011 and 2010). In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier currently estimates that its 2013 obligation to the Central Fund will be approximately $1.1 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2012, 2011 and 2010) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw. Montpelier currently estimates that its 2013 obligation to Lloyd’s for such charges will be approximately $2.4 million.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at December 31, 2012.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at December 31, 2012.

In accordance with its investment controls and guidelines, Montpelier routinely monitors the credit quality of its fixed maturity investments, including those involving investments in: (i) European sovereign nations; (ii) U.S state and local municipalities, Alternative A, subprime and commercial mortgage-backed securities; (iii) non-agency collateralized residential mortgage obligations; and (iv) those securities that benefit from credit enhancements provided by third-party financial guarantors.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. Management has reviewed the results of its assessment with the Audit Committee.

PricewaterhouseCoopers, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 as stated in their report which appears on page F-46.

February 25, 2013

/s/ Christopher L. Harris	/s/ Michael S. Paquette
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer & Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS

Hamilton, Bermuda

February 25, 2013

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2012 and 2011 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2012 Three Months Ended				2011 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net insurance and reinsurance premiums earned	$156.6	$153.0	$146.4	$160.5	$148.3	$155.9	$152.4	$166.1
Net investment income	16.8	15.5	17.2	17.6	17.1	17.0	17.1	17.5
Net realized and unrealized investment gains (losses)	3.5	33.2	13.3	32.4	31.5	(31.3)	9.4	16.6
Net foreign exchange gains (losses)	(2.3)	(10.8)	2.9	(2.6)	(1.4)	(4.1)	2.3	(2.0)
Net income (loss) from derivative instruments	(1.1)	0.7	2.1	1.5	(0.1)	(6.3)	3.9	(0.6)
Gain on MUSIC Sale (See Note 2)	—	—	—	—	11.1	—	—	—
Other revenue	—	0.1	0.2	0.5	0.2	0.2	0.1	—
Total revenues	173.5	191.7	182.1	209.9	206.7	131.4	185.2	197.6
Underwriting expenses	181.6	111.3	111.8	94.5	173.4	189.4	156.2	297.1
Interest and other financing charges	5.9	4.7	4.8	5.0	4.9	4.9	4.9	5.9
Loss on early extinguishment of debt (See Note 6)	9.7	—	—	—	—	—	—	—
Total expenses	197.2	116.0	116.6	99.5	178.3	194.3	161.1	303.0

Income (loss) before income taxes	(23.7)	75.7	65.5	110.4	28.4	(62.9)	24.1	(105.4)
Income tax benefit (provision)	0.4	(0.7)	—	—	—	—	(0.5)	1.1
Net income (loss)	(23.3)	$75.0	$65.5	$110.4	28.4	$(62.9)	$23.6	$(104.3)
Dividends declared on Preferred Shares	(3.3)	(3.3)	(3.4)	(3.3)	(3.4)	(3.3)	(2.4)	––
Net income (loss) available to common shareholders	$(26.6)	$71.7	$62.1	$107.1	$25.0	$(66.2)	$21.2	$(104.3)
Amounts per Common Share:
Basic and diluted earnings (loss)	$(0.48)	$1.25	$1.06	$1.74	$0.40	$(1.07)	$0.33	$(1.67)
Fully converted book value	26.14	26.61	25.36	24.30	22.71	22.26	23.36	23.10
Fully converted tangible book value	26.14	26.61	25.36	24.30	22.71	22.18	23.29	23.03

SCHEDULE I

MONTPELIER RE HOLDINGS LTD.

SUMMARY OF INVESTMENTS — OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2012

		Carrying	Fair
Millions	Cost	Value	Value
Fixed maturity investments:
Bonds:
Corporate bonds and asset-backed securities	$1,371.1	$1,413.6	$1,413.6
U.S. Government and government agencies and authorities (1)	1,050.9	1,071.2	1,071.2
Non-U.S. governments and agencies	109.4	113.3	113.3
States, municipalities and political subdivisions	65.2	72.2	72.2
Convertibles and bonds with warrants attached	35.1	36.9	36.9
Public utilities	30.5	31.4	31.4
Total fixed maturity investments	$2,662.2	$2,738.6	$2,738.6

Equity securities:
Industrial, miscellaneous and other	35.6	38.4	38.4
Public utilities	1.9	1.9	1.9
Banks, trust and insurance companies	0.6	0.6	0.6
Total equity securities	$38.1	$40.9	$40.9

Other investments	$143.1	$138.5	$138.5
Total investments	$2,843.4	$2,918.0	$2,918.0

(1)         Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED BALANCE SHEETS

	December 31,
Millions	2012	2011
Assets:
Cash and cash equivalents	$2.9	$3.3
Other investments	(1.7)	––
Restricted cash	2.4	––
Intercompany receivables	150.9	147.0
Other assets	3.5	0.7
Investments in subsidiaries and affiliates, on the equity method of accounting	2,053.5	1,845.0
Total Assets	$2,211.5	$1,996.0
Liabilities:
Debt	$399.1	$327.8
Intercompany payables	160.5	101.5
Accounts payable and other liabilities	22.5	17.4
Total Liabilities	582.1	446.7
Shareholders’ Equity:
Preferred shareholders’ equity	150.0	150.0
Common shareholders’ equity	1,479.4	1,399.3
Total Shareholders’ Equity	1,629.4	1,549.3
Total Liabilities and Shareholders’ Equity	$2,211.5	$1,996.0

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2012	2011	2010
Revenues	$—	$—	$—
Expenses	(63.3)	(43.1)	(48.7)
Parent only net loss	(63.3)	(43.1)	(48.7)
Equity in earnings (losses) of subsidiaries and affiliates	290.9	(72.1)	260.7
Net income (loss)	227.6	(115.2)	212.0
Dividends declared on Preferred Shares	(13.3)	(9.1)	––
Net income (loss) available to common shareholders	$214.3	$(124.3)	$212.0
Net income (loss)	$227.6	$(115.2)	$212.0
Other comprehensive income (loss) items	0.8	2.1	(3.3)
Comprehensive income (loss)	$228.4	$(113.1)	$208.7

SCHEDULE II

(continued)

MONTPELIER RE HOLDINGS LTD.

(Parent Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2012	2011	2010
Cash flows from operations:
Net income (loss)	$227.6	$(115.2)	$212.0
Charges (credits) to reconcile net income (loss) to net cash from operations:
Equity in (earnings) losses of subsidiaries and affiliates	(290.9)	72.1	(260.7)
Dividends received from subsidiaries and affiliates	76.8	66.5	390.6
Net realized and unrealized losses on investment-related derivative instruments	1.6	—	—
Expense recognized for RSUs	12.1	7.5	13.5
Net amortization and depreciation of assets and liabilities	0.2	0.4	1.1
Net change in other assets and other liabilities	54.7	(54.3)	(39.2)
Net cash provided from (used for) operations	82.1	(23.0)	317.3
Cash flows from investing activities:
Contributions of capital made to subsidiaries	—	(6.5)	(6.0)
Returns of capital received from subsidiaries and affiliates	6.4	—	0.2
Settlements of investment-related derivative instruments	0.3	—	—
Net change in restricted cash	(2.4)	—	—
Net cash provided from (used for) investing activities	4.3	(6.5)	(5.8)
Cash flows from financing activities:
Proceeds from 2022 Senior Note issuance	299.1	—	—
Debt issuance costs - 2022 Senior Notes	(2.7)	—	—
Redemptions of 2013 Senior Notes	(228.0)	—	(1.0)
Repurchases of Common Shares	(117.5)	(87.9)	(288.6)
Net proceeds from issuance of Preferred Shares	—	145.4	—
Dividends paid on Common Shares	(24.4)	(25.0)	(26.2)
Dividends paid on Preferred Shares	(13.3)	(5.8)	—
Net cash (used for) provided from financing activities	(86.8)	26.7	(315.8)
Net decrease in cash and cash equivalents during the year	(0.4)	(2.8)	(4.3)
Cash and cash equivalents - beginning of year	3.3	6.1	10.4
Cash and cash equivalents - end of year	$2.9	$3.3	$6.1

SCHEDULE III

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Reserves for
	Deferred	unpaid claims		Other policy			Claims and	Amortization
	policy	and claim		claims and	Net	Net	claims	of policy	Other	Net
	acquisition	adjustment	Unearned	benefits	premiums	investment	adjustment	acquisition	underwriting	premiums
	costs	expenses (1)	premiums (2)	payable	earned	income	expenses	costs	expenses (3)	written

December 31, 2012:
Montpelier Bermuda	$17.2	$728.2	$139.1	$—	$369.5	$63.2	$159.5	$40.5	$44.2	$380.7
Montpelier Syndicate 5151	31.2	354.0	131.0	—	217.3	2.9	107.6	46.6	38.2	230.1
Blue Capital	—	—	—	—	2.4	—	—	0.1	1.7	2.4
MUSIC Run-Off	—	43.5	—	—	27.3	1.0	19.3	9.4	—	2.5

December 31, 2011:
Montpelier Bermuda	$16.2	$716.9	$130.6	$—	$378.0	$64.3	$373.8	$53.6	$37.9	$368.1
Montpelier Syndicate 5151	26.2	341.6	114.0	—	194.5	2.4	196.2	40.5	28.0	204.0
MUSIC Run-Off	8.5	38.3	24.8	—	50.2	2.0	42.1	11.3	8.7	51.9

December 31, 2010:
Montpelier Bermuda	$18.9	$583.1	$140.1	$—	$413.9	$69.9	$153.4	$56.0	$39.2	$412.4
Montpelier Syndicate 5151	21.5	166.4	104.7	—	175.0	1.9	121.5	34.4	35.6	209.8
MUSIC Run-Off	4.6	35.1	24.0	—	36.5	2.2	27.4	8.3	10.5	46.6

(1)   Excludes inter-segment eliminations relating to reserves for unpaid claims and claims adjustment expenses of $13.3 million, $19.7 million and zero million for 2012, 2011 and 2010, respectively.

(2)   Excludes inter-segment eliminations relating to unearned premiums of zero million, $3.5 million and $4.8 million for 2012, 2011 and 2010, respectively.

(3)   Excludes $32.1 million, $24.0 million and $26.8 million of other underwriting expenses incurred within Montpelier’s Corporate and Other operations for 2012, 2011 and 2010, respectively.

SCHEDULE IV

MONTPELIER RE HOLDINGS LTD.

REINSURANCE

($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage of
	Direct	other	from other	Net	amount
Net premiums written by segment	amount	companies (1)	companies (1)	amount	assumed to net

December 31, 2012:
Montpelier Bermuda	$18.4	(99.8)	462.1	380.7	121%
Montpelier Syndicate 5151	118.5	(15.9)	127.5	230.1	55%
Blue Capital	—	—	2.4	2.4	100%
MUSIC Run-Off	—	—	2.5	2.5	100%

December 31, 2011:
Montpelier Bermuda	$18.4	$(78.4)	$428.1	$368.1	116%
Montpelier Syndicate 5151	88.2	(29.5)	145.3	204.0	71%
MUSIC Run-Off	59.7	(7.8)	—	51.9	—%

December 31, 2010:
Montpelier Bermuda	$20.4	$(41.7)	$433.7	$412.4	105%
Montpelier Syndicate 5151	69.5	(21.5)	161.8	209.8	77%
MUSIC Run-Off	48.3	(1.7)	—	46.6	—%

(1) Excludes eliminations relating to inter-segment reinsurance of $3.9 million, $(14.2) million and $(13.7) million for 2012, 2011 and 2010, respectively.

SCHEDULE VI

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves for					Claims and claims
	Deferred	unpaid claims	Discount, if				adjustment expenses		Amortization	Paid claims
	policy	and claims	any,		Net	Net	incurred related to		of policy	and claims	Net
	acquisition	adjustment	deducted in	Unearned	premiums	investment	current	prior	acquisition	adjustment	premiums
	costs	expenses (1)	Column C	premiums (2)	earned	income	year	year	costs	expenses	written

Montpelier Bermuda:
2012	$17.2	$728.2	$—	$139.1	$369.5	$63.2	$205.4	$(45.9)	$40.5	$174.8	$380.7
2011	16.2	716.9	—	130.6	378.0	64.3	421.8	(48.0)	53.6	247.0	368.1
2010	18.9	583.1	—	140.1	413.9	69.9	242.3	(88.9)	56.0	130.6	412.4

Montpelier Syndicate 5151:
2012	$31.2	$354.0	$—	$131.0	$217.3	$2.9	$148.6	$(41.0)	$46.6	$99.2	$230.1
2011	26.2	341.6	—	114.0	194.5	2.4	234.5	(38.3)	40.5	52.8	204.0
2010	21.5	166.4	—	104.7	175.0	1.9	141.0	(19.5)	34.4	51.2	209.8

Blue Capital:
2012	$—	$—	$—	$—	$2.4	$—	$—	$—	$0.1	$—	$2.4

MUSIC Run-Off:
2012	$—	$43.5	$—	$—	$27.3	$1.0	$19.8	$(0.5)	$9.4	$14.1	$2.5
2011	8.5	38.3	—	24.8	50.2	2.0	45.1	(3.0)	11.3	18.3	51.9
2010	4.6	35.1	—	24.0	36.5	2.2	28.3	(0.9)	8.3	7.5	46.6

(1)   Excludes inter-segment eliminations relating to reserves for unpaid claims and claims adjustment expenses of $13.3 million, $19.7 million, and zero million for 2012, 2011 and 2010, respectively.

(2)   Excludes inter-segment eliminations relating to unearned premiums of zero million, $3.5 million, $4.8 million for 2012, 2011 and 2010, respectively.