Form 10-Q
period 2013-03-31
MONTPELIER RE HOLDINGS LTD
filed 2013-05-03
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, the registrant had 53,416,402 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except share amounts)	2013	2012
Assets
Fixed maturity investments, at fair value (amortized cost: $2,437.6 and $2,662.2)	$2,491.6	$2,738.6
Equity securities, at fair value (cost: $30.8 and $38.1)	34.2	40.9
Other investments (cost: $99.3 and $143.1)	103.1	138.5
Total investments	2,628.9	2,918.0
Cash and cash equivalents	544.5	330.8
Restricted cash	67.1	70.6
Reinsurance recoverable on unpaid losses	86.6	102.7
Reinsurance recoverable on paid losses	4.9	6.7
Insurance and reinsurance premiums receivable	281.4	222.9
Unearned reinsurance premiums ceded	36.1	22.2
Deferred insurance and reinsurance acquisition costs	52.3	48.4
Accrued investment income	17.0	15.2
Unsettled sales of investments	306.9	48.9
Other assets	25.1	23.7

Total Assets	$4,050.8	$3,810.1
Liabilities
Loss and loss adjustment expense reserves	$1,035.3	$1,112.4
Debt	399.1	399.1
Unearned insurance and reinsurance premiums	341.9	270.1
Insurance and reinsurance balances payable	68.9	54.0
Liability for investment securities sold short	126.8	138.8
Unsettled purchases of investments	327.9	148.7
Accounts payable, accrued expenses and other liabilities	42.0	57.6

Total Liabilities	2,341.9	2,180.7

Commitments and Contingent Liabilities (See Note 10)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares, at par value - issued 55,217,119 and 56,711,141 shares	0.1	0.1
Additional paid-in capital	1,016.0	1,056.0
Common Shares held in treasury, at cost: 1,189,324 and 1,441,451 shares	(18.6)	(23.1)
Retained earnings	535.6	449.7
Accumulated other comprehensive loss	(6.8)	(3.3)

Total Shareholders’ Equity available to the Company	1,676.3	1,629.4

Non-controlling interest	32.6	—

Total Shareholders’ Equity	1,708.9	1,629.4

Total Liabilities and Shareholders’ Equity	$4,050.8	$3,810.1

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods Ended
	March 31,
(In millions of U.S. dollars, except per share amounts)	2013	2012
Revenues
Gross insurance and reinsurance premiums written	$261.2	$259.7
Ceded reinsurance premiums	(35.2)	(39.7)

Net insurance and reinsurance premiums written	226.0	220.0
Change in net unearned insurance and reinsurance premiums	(66.3)	(59.5)

Net insurance and reinsurance premiums earned	159.7	160.5
Net investment income	16.4	17.6
Net realized and unrealized investment gains (losses)	(0.7)	32.4
Net foreign currency gains (losses)	21.1	(2.6)
Net income from derivative instruments	4.6	1.5
Other revenue	—	0.5

Total revenues	201.1	209.9
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	50.6	44.0
Insurance and reinsurance acquisition costs	22.1	24.8
General and administrative expenses	26.9	25.7
Non-underwriting expenses:
Interest and other financing expenses	4.7	5.0

Total expenses	104.3	99.5

Income before income taxes	96.8	110.4
Income tax provision	(0.2)	—

Net income	96.6	110.4

Net income attributable to non-controlling interest	(1.2)	—

Net income available to the Company	95.4	110.4

Dividends declared on Preferred Shares	(3.3)	(3.3)

Net income available to the Company’s common shareholders	$92.1	$107.1

Net income	$96.6	$110.4

Net change in foreign currency translation	(3.5)	0.4

Comprehensive income	93.1	110.8

Net income attributable to non-controlling interest	(1.2)	—

Comprehensive income available to the Company	$91.9	$110.8

Per share data:
Basic and diluted earnings per Common Share	$1.65	$1.74
Dividends declared per Common Share	0.115	0.105

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Month Periods Ended March 31, 2013 and 2012

Unaudited

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interest

Opening balances at January 1, 2013	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)	$—

Net income	96.6	—	—	—	—	95.4	—	1.2
Other comprehensive loss	(3.5)	—	—	—	—	—	(3.5)	—
Repurchases of Common Shares	(36.8)	—	—	(36.8)	—	—	—	—
Issuances of Common Shares from treasury	—	—	—	(4.5)	4.5	—	—	—
Expense recognized for RSUs	3.3	—	—	3.3	—	—	—	—
RSUs withheld for income taxes	(2.0)	—	—	(2.0)	—	—	—	—
Third party investment in Blue Capital	31.4	—	—	—	—	—	—	31.4
Dividends declared on Common Shares	(6.2)	—	—	—	—	(6.2)	—	—
Dividends declared on Preferred Shares	(3.3)	—	—	—	—	(3.3)	—	—

Ending balances at March 31, 2013	$1,708.9	$150.0	$0.1	$1,016.0	$(18.6)	$535.6	$(6.8)	$32.6

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interest

Opening balances at January 1, 2012	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)	$—

Net income	110.4	—	—	—	—	110.4	—	—
Other comprehensive income	0.4	—	—	—	—	—	0.4	—
Repurchases of Common Shares	(37.3)	—	—	(37.3)	—	—	—	—
Issuances of Common Shares from treasury	—	—	—	(0.2)	0.2	—	—	—
Expense recognized for RSUs	1.8	—	—	1.8	—	—	—	—
Dividends declared on Common Shares	(6.2)	—	—	—	—	(6.2)	—	—
Dividends declared on Preferred Shares	(3.3)	—	—	—	—	(3.3)	—	—

Ending balances at March 31, 2012	$1,615.1	$150.0	$0.1	$1,129.9	$(21.8)	$360.6	$(3.7)	$—

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Month Periods Ended
	March 31,
(In millions of U.S. dollars)	2013	2012

Cash flows from operations:
Net income	$96.6	$110.4
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment losses (gains)	0.7	(32.4)
Net realized and unrealized gains on investment-related derivative instruments	(4.3)	(1.7)
Net amortization and depreciation of assets and liabilities	3.9	3.6
Expense recognized for RSUs	3.3	1.8
Net change in:
Loss and loss adjustment expense reserves	(52.5)	(49.9)
Reinsurance recoverable on paid and unpaid losses	0.4	17.5
Unearned insurance and reinsurance premiums	80.8	75.6
Insurance and reinsurance balances payable	18.3	24.3
Unearned reinsurance premiums ceded	(14.5)	(16.0)
Deferred insurance and reinsurance acquisition costs	(6.1)	(5.3)
Insurance and reinsurance premiums receivable	(66.5)	(71.3)
Other assets	(1.9)	(1.1)
Accounts payable, accrued expenses and other liabilities	1.3	(7.4)
Other	(11.5)	0.6
Net cash and cash equivalents provided from operations	48.0	48.7

Cash flows from investing activities:
Purchases of fixed maturity investments	(1,351.2)	(1,089.8)
Purchases of equity securities	(26.5)	(71.6)
Purchases of other investments	—	(0.7)
Sales, maturities, calls and pay downs of fixed maturity investments	1,502.4	1,059.4
Sales of equity securities	28.9	136.1
Sales and redemptions of other investments	42.3	13.2
Payment of closing expenses associated with the MUSIC Sale	—	(1.0)
Settlements of investment-related derivative instruments	(3.0)	(4.5)
Net change in restricted cash	2.5	45.6
Payment of accrued investment performance fees	(6.4)	—
Acquisitions of capitalized assets	(0.4)	(0.1)
Net cash and cash equivalents provided from investing activities	188.6	86.6

Cash flows from financing activities:
Repurchases of Common Shares	(38.7)	(32.5)
Third party investment in Blue Capital	31.4	—
Dividends paid on Common Shares	(6.3)	(6.4)
Dividends paid on Preferred Shares	(3.3)	(3.3)
Net cash and cash equivalents used for financing activities	(16.9)	(42.2)

Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(6.0)	5.4

Net increase in cash and cash equivalents during the period	213.7	98.5
Cash and cash equivalents - beginning of year	330.8	340.3
Cash and cash equivalents - end of period	$544.5	$438.8

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

Notes To Consolidated Financial Statements

(In millions of U.S. dollars, except share and per

share amounts or as otherwise indicated)

Unaudited

NOTE 1.  Basis of Presentation and Summary of Significant Accounting Policies

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q  have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. These interim  financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in these interim financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, written and earned insurance and reinsurance premiums, ceded reinsurance and share-based compensation.

Reportable Segments

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

Detailed financial information about each of the Company’s reportable segments for the three month periods ended March 31, 2013 and 2012 is presented in Note 8. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 8.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities is as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the collective assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Europa AG (“MEAG”).

Montpelier Re, the Company’s wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.

MEAG, the Company’s wholly-owned subsidiary based in Baar, Canton Zug, Switzerland, primarily focuses on marketing activities in Continental Europe and the Middle East on behalf of Montpelier Re. MEAG also serves as a Lloyd’s Coverholder, meaning that it is authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Montpelier Syndicate 5151.

Montpelier Syndicate 5151

The Montpelier Syndicate 5151 segment consists of the collective assets and operations of Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, Montpelier Capital Limited  (“MCL”),  Montpelier Underwriting Agencies Limited (“MUAL”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”), and, through September 30, 2012, Paladin Underwriting Agency Limited (“PUAL”).

Syndicate 5151 was established in July 2007 and underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and  specie and specialty casualty classes sourced mainly from the London, U.S. and European markets.

MCL, the Company’s wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s sole corporate underwriting member of Lloyd’s.

MUAL, the Company’s wholly-owned Lloyd’s Managing Agent based in London, oversees Syndicate 5151’s operations.

MUSL, the Company’s wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151 and MUAL.

MUI, the Company’s wholly-owned  subsidiary based in Hartford, Connecticut, serves as a Lloyd’s Coverholder and underwrites reinsurance business on behalf of Syndicate 5151 through managing general agents and intermediaries.

PUAL, formerly a wholly-owned subsidiary based in London, also serves as a Lloyd’s Coverholder and underwrites business on behalf of Syndicate 5151 and third parties. PUAL specializes in financial crime classes of business, but also underwrote specialist contractor business until 2011.  In September 2012 Montpelier sold PUAL to a founding member of its management. PUAL’s assets and operations were not material to the Company.

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

BCL and BCIML provide investment and insurance management services to Blue Water Re, as well as various segregated accounts of the Master Fund, including Blue Capital Global Reinsurance SA-I (the “BCGR Cell”) and BCAP Mid Vol Fund (the “BCAP Cell”), collectively, the “Cells”.

Blue Capital Advisors Ltd. (“BCAL”) is a U.S.-based services company that provides accounting, finance, legal and advisory services to BCL.

The Cells may invest in: (i)  fully-collateralized reinsurance-linked contracts by subscribing for non-voting redeemable preference shares issued by Blue Water Re, with each series of such preference shares linked to a specific reinsurance contract with a third-party ceding company; and (ii) other insurance-linked securities offered by entities other than Blue Water Re.

As of March 31, 2013 and December 31, 2012, Montpelier Re’s investment in the BCAP Cell totaled $25.4 million and $23.4 million, respectively.

In October 2012 the Company established the Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”), a closed-ended, publicly-listed, mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  In December 2012 Montpelier and third parties invested $50.0 million and $50.1 million, respectively, in the BCGR Listed Fund.

The BCGR Listed Fund  is considered a “voting interest entity” under GAAP and, since Montpelier currently owns less than 50% of its outstanding ordinary shares, the Company does not consolidate the BCGR Listed Fund’s net assets or operations within its consolidated financial statements or within the Blue Capital segment.

During the first quarter of 2013, $62.9 million of the BCGR Listed Fund’s assets were invested into the BCGR Cell.  The Company has determined that, because the preference shares issued by Blue Water Re and the Cells do not carry voting rights, Blue Water Re and the Cells are considered “variable interest entities” under GAAP. Management has also determined that the Company, through BCIML’s insurance management agreement, has a controlling financial interest in these entities. As a result, Blue Water Re and the Cells are fully-consolidated within the Company’s financial statements with the interests attributable to third party investors being reported as a non-controlling interest. As of December 31, 2012, none of the BCGR Listed Fund’s assets had been invested into the BCGR Cell or Blue Water Re.

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

In connection with the sale of MUSIC (the “MUSIC Sale”), Montpelier has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.  As a result, the MUSIC Run-Off segment for the periods presented herein consists of the insurance business retained, reinsured or otherwise indemnified by Montpelier in accordance with the MUSIC Sale.

The protections provided to Selective pursuant to the MUSIC Sale were effected through the following arrangements, each of which became effective as of December 31, 2011:

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

As of March 31, 2013 and December 31, 2012, Montpelier Re had remaining loss and LAE reserves of $40.5 million and $43.5 million, respectively, under the MUSIC Quota Share.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of March 31, 2013 and December 31, 2012, Montpelier’s provision for doubtful accounts was $3.9 million and $3.8 million, respectively.

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

Also included in acquisition costs are profit commissions earned and incurred. Accrued profit commissions payable are included in insurance and reinsurance balances payable and accrued profit commissions receivable are included in other assets on the Company’s consolidated balance sheets.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Opening Rate January 1, 2013	Closing Rate March 31, 2013	Opening Rate January 1, 2012	Closing Rate March 31, 2012
British Pound (GBP)	1.6234	1.5178	1.5617	1.6012
Swiss Franc (CHF)	1.0924	1.0534	1.0634	1.1081

Other transactions involving certain monetary assets and liabilities denominated in foreign currencies have been converted into the appropriate functional currencies at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using either specific or average exchange rates for the period, as appropriate.  Net foreign currency transaction gains and losses arising from these activities are reported as a component of net income in the period in which they arise.

Investments and Cash

Montpelier’s fixed maturity investments, equity securities and investment securities sold short are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within net realized and unrealized investment gains (losses) on the Company’s consolidated statement of operations.

Montpelier’s other investments are carried at either fair value or based on the equity method of accounting (which is based on underlying net asset values) and consist primarily of investments in limited partnership interests and private investment funds, the BCGR Listed Fund, private placements and certain derivative instruments.  See Notes 4 and 6.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income from derivative instruments are presented net of any associated performance fees.  Montpelier incurred performance fees related to its investments and investment-related derivative instruments of $1.2 million and $2.2 million during the three month periods ended March 31, 2013 and 2012, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  Restricted cash of $67.1 million at March 31, 2013 consisted of $53.6 million of collateral supporting investment securities sold short and derivative positions and $13.5 million of foreign deposit accounts held at Lloyd’s.  Restricted cash of $70.6 million at December 31, 2012 consisted of $57.1 million of collateral supporting investment securities sold short and derivative positions and $13.5 million of foreign deposit accounts held at Lloyd’s.

As of March 31, 2013 and December 31, 2012, $191.7 million and $47.4 million, respectively, of Montpelier’s cash equivalents represented repurchase agreements which were fully collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Common Shares Held in Treasury

Common Shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of March 31, 2013 and December 31, 2012, the Company had inception-to-date gains from issuances of its treasury shares of zero million and $0.6 million, respectively, which have been recorded as additional paid-in capital on the Company’s consolidated balance sheets. See Note 7.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At March 31, 2013 and December 31, 2012, funds withheld balances of $4.0 million and $4.1 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Non-controlling Interest

The following table summarizes the movements in the non-controlling interest balance during the three month period ended March 31, 2013:

Three Month Period Ended March 31, 2013

Non-controlling interest - beginning	$—
Amounts invested into the BCGR Cell on behalf of third parties	31.4
Income attributable to non-controlling interest	1.2

Non-controlling interest - ending	$32.6

NOTE 2.  Loss and LAE Reserve Movements

The following table summarizes Montpelier’s loss and LAE reserve movements for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
	2013	2012
Gross unpaid loss and LAE reserves - beginning	$1,112.4	$1,077.1
Reinsurance recoverable on unpaid losses - beginning	(102.7)	(77.7)
Net unpaid loss and LAE reserves - beginning	1,009.7	999.4

Losses and LAE incurred:
Current year losses	69.0	72.7
Prior year losses	(18.4)	(28.7)
Total incurred losses and LAE	50.6	44.0

Net foreign currency translation movements on loss and LAE reserves	(22.7)	7.6

Losses and LAE paid and approved for payment:
Current year losses	(4.6)	(2.2)
Prior year losses	(84.3)	(84.2)
Total losses and LAE paid and approved for payment	(88.9)	(86.4)

Net unpaid loss and LAE reserves - ending	948.7	964.6
Reinsurance recoverable on unpaid losses - ending	86.6	71.1
Gross unpaid loss and LAE reserves - ending	$1,035.3	$1,035.7

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

Prior Year Loss and LAE Development — three month periods ended March 31, 2013

During the first quarter of 2013, Montpelier experienced $18.4 million in net favorable development on prior year loss and LAE reserves, inclusive of foreign currency transaction gains and losses (as described below).

The net favorable development recognized during the first quarter of 2013 related to the following events and factors:

•                            A settlement associated with the 2010 Deepwater Horizon oil rig explosion and fire ($5.0 million decrease),

•                            2011 Japanese earthquake ($3.6 million decrease),

•                            2011 fire at a Texas fuel storage facility ($2.6 million increase),

•                            2007 fire at a Chilean power plant ($2.5 million increase),

•                            2005 Hurricanes ($1.9 million decrease), and

•                            2011 Georgia weather events ($1.6 million decrease).

In addition to the foregoing, claims reported to Montpelier during the first quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $8.0 million during the first three months of 2013.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first three months of 2013 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — three month periods ended March 31, 2012

During the first quarter of 2012, Montpelier experienced $28.7 million in net favorable development on prior year loss and LAE reserves, inclusive of foreign currency transaction gains and losses (as described below).

The net favorable development recognized during the first quarter of 2012 related to the following events and factors:

•                            2011 Japan earthquake ($6.8 million decrease),

•                            2011 Thailand floods ($3.9 million decrease),

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

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier’s prior year losses and LAE incurred included foreign currency transaction losses (gains) of $12.8 million and $(2.6 million) during the three month periods ended March 31, 2013 and 2012, respectively. Since these foreign currency transaction losses (gains) are reported as increases (decreases) in Montpelier’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier’s loss and LAE reserves included foreign currency translation losses (gains) of $(22.7) million and $7.6 million during the three month periods ended March 31, 2013 and 2012, respectively. Since these foreign currency translation losses (gains) are reported as increases (decreases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

NOTE 3.  Reinsurance

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures. The amount of reinsurance that Montpelier buys varies from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums are accounted for on a basis consistent with those used in accounting for the underlying premiums assumed, and are reported as a reduction of net premiums written and earned.  Certain of Montpelier’s assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to Montpelier’s benefit. These reinsurance premiums are reported as a reduction in gross premiums written and gross loss and LAE reserves.

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

Earned reinsurance premiums ceded were $20.9 million and $23.6 million for the three month periods ended March 31, 2013 and 2012, respectively.  Net decreases in estimated ultimate reinsurance recoveries included in loss and LAE were $10.2 million and $3.8 million for the three month periods ended March 31, 2013 and 2012, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses as of March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013		December 31, 2012
Rating	Amount	% of Total	Amount	% of Total
A+	$1.2	24%	$1.3	19%
A	1.9	40	1.7	26
A-	0.8	16	1.8	27
Unrated by A.M. Best	1.0	20	1.9	28
Total reinsurance recoverable on paid losses	$4.9	100%	$6.7	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013		December 31, 2012
Rating	Amount	% of Total	Amount	% of Total
A+	$26.8	31%	$30.4	30%
A	30.5	35	36.9	36
A-	6.6	8	8.3	8
Unrated by A.M. Best	22.7	26	27.1	26
Total reinsurance recoverable on unpaid losses	$86.6	100%	$102.7	100%

Montpelier’s unrated reinsurance recoverables as of March 31, 2013 and December 31, 2012, relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of March 31, 2013, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s  fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	March 31, 2013		December 31, 2012
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$939.1	$961.1	$1,002.9	$1,037.7
Debt securities issued/sponsored by the U.S. Treasury and its agencies	529.9	536.1	466.4	473.0
Residential mortgage-backed securities	406.8	415.7	616.2	630.0
Commercial mortgage-backed securities	158.9	164.5	148.6	155.6
Debt securities issued by U.S. states and political subdivisions	62.7	69.0	65.2	72.2
Debt securities issued by non-U.S. governments and their agencies	55.4	56.2	109.4	113.3
Other debt obligations	284.8	289.0	253.5	256.8
Total fixed maturity investments	$2,437.6	$2,491.6	$2,662.2	$2,738.6

Equity securities:
Exchange-listed funds	$25.0	$28.1	$25.0	$26.9
Consumer goods	2.4	2.9	3.7	4.3
Industrial	—	—	4.3	4.7
Utilities	—	—	1.9	1.9
Other	3.4	3.2	3.2	3.1
Total equity securities	$30.8	$34.2	$38.1	$40.9

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of March 31, 2013, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.1 years (inclusive of fixed maturity short positions).

As of March 31, 2013, 68% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 11% were rated “BBB” (Good) by Standard & Poor’s and 21% were either unrated or rated below “BBB”.

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $118.6 million and $127.8 million as of March 31, 2013 and December 31, 2012, respectively.  Montpelier also had open short equity and investment option and future positions of $8.2 million and $11.0 million at March 31, 2013 and December 31, 2012, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $(0.2) million and $(4.0) million as of March 31, 2013 and December 31, 2012, respectively.

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	March 31, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$79.4	$79.4	$76.6	$76.6
Investment in the BCGR Listed Fund	17.5	17.5	50.0	50.0
Total other investments at net asset value	$96.9	$96.9	$126.6	$126.6

Other investments carried at fair value:
Limited partnership interests and private investment funds	$2.3	$1.2	$15.8	$12.7
Derivative instruments	0.1	5.0	0.7	(0.8)
Total other investments carried at fair value	$2.4	$6.2	$16.5	$11.9

Other investments	$99.3	$103.1	$143.1	$138.5

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair values or their underlying net asset values, depending on Montpelier’s ownership share. For those funds carried at fair values, the underlying net asset value is used as a best estimate of fair value.

Net appreciation or depreciation in the value of Montpelier’s investments in limited partnerships and private investment funds and the BCGR Listed Fund is reported as net realized and unrealized investment gains (losses) on the Company’s consolidated statements of operations. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (loss) from derivative instruments.

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

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures (long) and the LIBOR Swap as of March 31, 2013 and December 31, 2012.  See Note 6.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$958.0	$3.1	$961.1
Debt securities issued/sponsored by the U.S. Treasury and its agencies	381.9	154.2	—	536.1
Residential mortgage-backed securities	—	415.7	—	415.7
Commercial mortgage-backed securities	—	164.5	—	164.5
Debt securities issued by U.S. states and political subdivisions	—	69.0	—	69.0
Debt securities issued by non-U.S. governments and their agencies		56.2	—	56.2
Other debt obligations	—	270.2	18.8	289.0
Total fixed maturity investments	$381.9	$2,087.8	$21.9	$2,491.6

Equity securities:
Exchange-listed funds	$—	$28.1	$—	$28.1
Consumer goods	2.9	—	—	2.9
Other	3.2	—	—	3.2
Total equity securities	$6.1	$28.1	$—	$34.2

Other investments carried at fair value	$—	$5.0	$1.2	$6.2
Total investments carried at fair value	$388.0	$2,120.9	$23.1	$2,532.0

Other investments carried at net asset value	$—	$73.3	$23.6	$96.9

Total investments	$388.0	$2,194.2	$46.7	$2,628.9

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$942.3	$95.4	$1,037.7
Residential mortgage-backed securities	—	630.0	—	630.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	267.5	205.5	—	473.0
Commercial mortgage-backed securities	—	155.6	—	155.6
Debt securities issued by non-U.S. governments and their agencies	1.0	112.3	—	113.3
Debt securities issued by U.S. states and political subdivisions	—	72.2	—	72.2
Other debt obligations	—	240.6	16.2	256.8
Total fixed maturity investments	$268.5	$2,358.5	$111.6	$2,738.6

Equity securities:
Exchange-listed funds	$—	$26.9	$—	$26.9
Industrial	4.7	—	—	4.7
Consumer goods	4.3	—	—	4.3
Utilities	1.9	—	—	1.9
Other	3.1	—	—	3.1
Total equity securities	$14.0	$26.9	$—	$40.9

Other investments carried at fair value	$—	$(0.8)	$12.7	$11.9
Total investments carried at fair value	$282.5	$2,384.6	$124.3	$2,791.4

Other investments carried at net asset value	$—	$102.8	$23.8	$126.6

Total investments	$282.5	$2,487.4	$148.1	$2,918.0

Level 1 Securities

Montpelier’s investments classified as Level 1 as of March 31, 2013 and December 31, 2012, consisted of U.S. Treasuries, debt securities issued by foreign governments and long and short equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of March 31, 2013 and December 31, 2012, approximately 18% and 17%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of March 31, 2013 and December 31, 2012, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of March 31, 2013 and December 31, 2012, approximately 82% and 83%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no transfers between Levels 1 and 2 during the three month period ended March 31, 2013 and 2012.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of March 31, 2013 and December 31, 2012 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.

Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments at March 31, 2013 and December 31, 2012 include investments in limited partnerships and private investment funds that invest in distressed mortgages.  The fair value of these investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of March 31, 2013 and December 31, 2012, the Company’s Level 3 investments measured at fair value represented 0.9% and 4.5% of its total investments measured at fair value, respectively.  As of March 31, 2013 and December 31, 2012, the Company’s total Level 3 investments represented 1.8% and 5.1% of its total investments, respectively.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three month periods ended March 31, 2013 and 2012:

	Three Month Period Ended March 31, 2013
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$95.4	$7.7	$(25.3)	$(4.2)	$10.4	$(80.9)	$3.1
Other debt obligations	16.2	19.5	(4.5)	—	0.4	(12.8)	18.8
Total fixed maturity investments	111.6	27.2	(29.8)	(4.2)	10.8	(93.7)	21.9
Other investments	12.7	—	(10.9)	2.0	(2.6)	—	1.2
Total Level 3 investments	$124.3	$27.2	$(40.7)	$(2.2)	$8.2	$(93.7)	$23.1

	Three Month Period Ended March 31, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$44.7	$49.0	$(42.9)	$0.6	$0.7	$—	$52.1
Other debt obligations	9.7	—	(1.0)	—	0.1	—	8.8
Total fixed maturity investments	54.4	49.0	(43.9)	0.6	0.8	—	60.9
Other investments	29.3	—	(2.0)	0.3	0.8	—	28.4
Total Level 3 investments at fair value	$83.7	$49.0	$(45.9)	$0.9	$1.6	$—	$89.3

During the first quarter of 2013, Montpelier transferred most of its bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case.  Additionally, Montpelier has increased its reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

There were no transfers out of Level 3 investments during the three month period ended March 31, 2012.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three month periods ended March 31, 2013 and 2012, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues

Three Month Period Ended March 31, 2013:
Fixed maturity investments	$11.4	$(14.5)	$(3.8)	$(6.9)
Equity securities	0.3	0.8	(1.1)	—
Other investments	(2.6)	3.9	5.6	6.9

Three Month Period Ended March 31, 2012:
Fixed maturity investments	$7.7	$14.8	$3.1	$25.6
Equity securities	22.5	(15.3)	(0.8)	6.4
Other investments	(2.0)	4.7	1.5	4.2

(1)          Represents net realized and unrealized foreign exchange gains and losses from investments and income and losses derived from the following derivative instruments: (i) Foreign Exchange Contracts;  (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures and (v) the LIBOR Swap (see Note 6).  These derivatives are carried at fair value within other investments on the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three month periods ended March 31, 2013 and 2012 consisted of the following:

	Three Month Periods Ended March 31,
	2013	2012

Fixed maturity investments	$18.0	$18.4
Cash and cash equivalents	0.1	0.1
Equity securities	0.2	0.1
Other investments	0.1	0.5
Total investment income	18.4	19.1
Investment expenses	(2.0)	(1.5)
Net investment income	$16.4	$17.6

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds (the “Blue Water Trusts”) established for the benefit of ceding companies.  As of March 31, 2013 and December 31, 2012, the fair value of all assets held in the Blue Water Trusts was $89.0 million and $22.5 million, which exceeded the minimum value required on those dates.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of March 31, 2013 and December 31, 2012, the fair value of all assets held in the MUSIC Trust was $42.5 million and $45.4 million, respectively, which exceeded the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants.  As of March 31, 2013, Montpelier Re was granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of March 31, 2013 and  December 31, 2012, the fair value of all assets held in the Reinsurance Trust was $338.6 million and $338.2 million, respectively, which exceeded the minimum value required on those dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with its reduced collateral requirements in Florida.  As of March 31, 2013 and December 31, 2012, the fair value of all assets held in the FL Trust was $26.1 million and $26.0 million, respectively, which exceeded the minimum value required on those dates.

In 2010 Montpelier Re entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL.  As of March 31, 2013 and December 31, 2012, the fair value of all assets held in the Lloyd’s Capital Trust was $148.9 million and $149.6 million, respectively, which exceeded the minimum value required on those dates.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  As of March 31, 2013 and December 31, 2012, the fair value of all assets held in the Premiums Trust Funds was $359.4 million and $371.9 million, respectively. See Note 11.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $1,447.1 million and  $1,070.4 million for the three  month periods ended March 31, 2013 and 2012, respectively.  Maturities, calls and paydowns of investments totaled $126.5 million and $138.3 million for the three month periods ended March 31, 2013 and 2012, respectively.

Montpelier’s sales of investments for the three months ended March 31, 2013, includes the portion of its investment in the BCGR Listed Fund ($31.4 million) that was deployed into, and received by, the BCGR Cell during the period. Whereas Montpelier fully consolidates the BCGR Cell’s assets and operations within its consolidated financial statements, it does not consolidate the BCGR Listed Fund’s assets or operations.

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

NOTE 5.  Debt, Letter of Credit Facilities and Trust Arrangements

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

The net proceeds from the issuance of the 2022 Senior Notes, after deducting the issuance discount and debt issuance costs, were $296.4 million.  The net proceeds were used to redeem the 2013 Senior Notes and for general corporate purposes. The debt issuance costs of $2.7 million have been capitalized within other assets on the Company’s consolidated balance sheets and will be amortized over the life of the 2022 Senior Notes.

The carrying value of the 2022 Senior Notes at March 31, 2013 and December 31, 2012, was $299.1 million.

The Company incurred interest expense on the 2022 Senior Notes of $3.4 million during the three month period ended March 31, 2013. The Company was not obligated to pay any interest on the 2022 Senior Notes during the first quarter of 2013.

Senior Unsecured Debt Due 2013 (“2013 Senior Notes”)

During 2003 the Company issued $250.0 million of 2013 Senior Notes of which, at March 31, 2012, $228.0 million in principal amount remained outstanding. The 2013 Senior Notes bore interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year and were scheduled to mature on August 15, 2013.

On November 5, 2012, the Company fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date.

The Company incurred interest expense on the 2013 Senior Notes of $3.5 million during the three month period ended March 31, 2012. The Company paid $7.0 million in interest on the 2013 Senior Notes during the three month period ended March 31, 2012.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.08% to 4.11% during the period from January 1, 2013 to March 31, 2013, and from 4.27% to 4.38% during the period from January 1, 2012 through March 31, 2012.

The Company incurred and paid interest expense on the Trust Preferred Securities of $1.0 million and $1.1 million during the three month periods ended March 31, 2013 and 2012, respectively.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

LIBOR Swap

On February 7, 2012, the Company entered into a five-year swap agreement with a third party (the “LIBOR Swap”) which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the swap agreement to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net income (loss) from derivative instruments on the Company’s consolidated statement of operations, as opposed to interest and financing expenses.  See Note 6.

Letter of Credit Facilities

In the normal course of business, Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $28.2 million and $128.0 million at March 31, 2013 and December 31, 2012, respectively. The following table outlines these facilities as of March 31, 2013:

	Total Capacity	Amount Drawn	Expiry Date
Secured operational Letter of Credit Facilities
Four Year Committed Facility	$75.0	$—	Oct. 2016
Bilateral Facility	75.0	23.5	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of March 31, 2013 and December 31, 2012, the Company and Montpelier Re were in compliance with all covenants.

The Four Year Committed Facility is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral provided) and 0.125% on undrawn balances.

The Bilateral Facility is subject to an annual commitment fee of 0.45%.  The commitment fee on this facility is charged on drawn balances only.

Trust Arrangements

In 2012 Blue Water Re commenced its operations and established the Blue Water Trusts as a means of providing collateralized reinsurance protection to its cedants.

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

See Note 4 for further information regarding the aforementioned trust agreements.

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

As an extension of Montpelier’s investing activities, certain of its investment managers have entered into credit derivative arrangements (“Credit Derivatives”), interest rate contracts (“Interest Rate Contracts”), and investment options and futures (“Investment Options and Futures”), as well as Foreign Exchange Contracts.

In order to fix the future net cash flows associated with its Trust Preferred Securities to be a set amount each period, the Company entered into the LIBOR Swap.  The fair value of the LIBOR Swap was derived based on other observable (Level 2) inputs. See Note 5.

As a means to manage its underwriting risk, Montpelier has entered into an ILW swap contract (the “ILW Swap”) which provides reinsurance-like protection for specific loss events associated with certain lines of its business.

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

For the remaining Foreign Exchange Contracts and the LIBOR swap, Montpelier determines the fair values on the basis of information received from counterparties and verification by reference to published rates.  The ILW Swap is valued on the basis of models developed by Montpelier.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded at March 31, 2013 and December 31, 2012 and the net income (loss) from such derivative instruments during the three month periods ended March 31, 2013 and 2012:

		March 31, 2013		December 31, 2012
	Balance Sheet	Fair	Notional	Fair	Notional
Derivative Instrument	Location	Value	Units	Value	Units
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(0.2)	319.5	$(1.1)	165.0
U.S. Dollars sold	Other Investments	(1.4)	297.8	1.6	155.2
Credit Derivatives	Other Investments	8.6	351.8	(0.4)	155.1
Interest Rate Contracts	Other Investments	(0.5)	1,742.2	(0.2)	137.8
Investment Options and Futures (long)	Other Investments	0.1	0.1	1.0	10.0
LIBOR Swap	Other Investments	(1.6)	100.0	(1.7)	100.0
ILW Swap	Other Assets	0.1	3.0	0.1	3.0
Investment Options and Futures (short)	Liabilities	—	5.0	—	—

	Three Month
	Periods Ended
	March 31,
Income (Loss) From Derivative Instruments:	2013	2012
Foreign Exchange Contracts - underwriting activities	$(4.0)	$3.1
Foreign Exchange Contracts - investing activities	2.9	(3.3)
Credit Derivatives	(0.5)	0.6
Interest Rate Contracts	4.9	0.9
Investment Options and Futures	1.5	(0.5)
ILW Swap	(0.1)	—
LIBOR Swap	(0.1)	0.7

Net income from derivative instruments	$4.6	$1.5

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

Montpelier’s open Foreign Exchange Contracts at March 31, 2013 were denominated in British pounds, New Zealand dollars, Japanese yen, European Union euros, Canadian dollars, Russian rubles, Australian dollars, Mexican pesos and Malaysian ringgits.  Montpelier’s open Foreign Exchange Contracts at December 31, 2012 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Australian dollars, Japanese yen and Brazilian reals

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of March 31, 2013 and December 31, 2012, Montpelier had open long option and future positions with fair values of $0.1 million and $1.0 million, respectively, and open short option and future positions with fair values of zero million.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Swap

In May 2012 Syndicate 5151 entered into an ILW Swap with a third-party in order to purchase protection against its construction and engineering exposures from June 11, 2012 through June 10, 2013.  In return for a fixed-rate payment of $0.3 million, Syndicate 5151 receives a floating-rate payment which is triggered on the basis of losses incurred by the insurance industry as a whole. The maximum recovery to Syndicate 5151 under the ILW Swap is $3.0 million.  Through March 31, 2013, no industry loss event had occurred which would have triggered a recovery by Syndicate 5151 under the ILW Swap.

The fair value of the ILW Swap was derived based on unobservable (Level 3) inputs.

NOTE 7.  Shareholders’ Equity

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

The Preferred Shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.

Common Shares

The following table summarizes the Company’s Common Share activity during the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(in Common Shares)	2013	2012
Beginning Common Shares outstanding	55,269,690	60,864,174
Acquisitions of Common Shares:
Common Shares repurchased and retired	(1,494,022)	(1,950,138)
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	252,127	9,469
Ending Common Shares outstanding	54,027,795	58,923,505

As of March 31, 2013, the Company had 54,027,795 Common Shares outstanding consisting of 55,217,119 Common Shares issued less 1,189,324 Common Shares held in treasury.  As of December 31, 2012, the Company had 55,269,690 Common Shares outstanding consisting of 56,711,141 Common Shares issued less 1,441,451 Common Shares held in treasury.

2013 Common Share activity

The Company repurchased 1,024,800 Common Shares pursuant to a publicly announced share repurchase program at an average price of $24.60 per share during the first quarter of 2013. These shares were subsequently retired.

On March 7, 2013, the Board authorized the private purchase of 469,222 Common Shares from Mr. Thomas G.S. Busher, the Company’s COO and Head of European Operations, in connection with his planned retirement.  The price paid to Mr. Busher  was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached. See Note 14.

The Company issued 252,127 Common Shares to employees in satisfaction of vested RSU obligations during the first quarter of 2013. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.6 million, which was recorded as a decrease to additional paid-in capital.

2012 Common Share activity

The Company repurchased 1,950,138 Common Shares pursuant to a publicly announced share repurchase program at an average price of $19.14 per share during the first quarter of 2012. These shares were subsequently retired.

The Company issued 9,469 Common Shares to employees in satisfaction of vested RSU obligations during the first quarter of 2012. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of less than $0.1 million, which was recorded as an increase to additional paid-in capital.

Common Share Repurchase Authorization

As of March 31, 2013, the Company had a remaining share repurchase authorization of $248.9 million. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared cash dividends per Common Share totaling $0.115 and $0.105 during the three month periods ended March 31, 2013 and 2012, respectively.  The total amount of dividends paid to holders of Common Shares during the three month periods ended March 31, 2013 and 2012, was $6.3 million and $6.4 million, respectively.  As of March 31, 2013 and December 31, 2012, the Company had $6.2 million and $6.4 million, respectively, of dividends payable to holders of Common Shares.

The Company declared cash dividends per Preferred Share totaling $0.5547 during each of the three month periods ended March 31, 2013 and 2012, respectively.  The total amount of dividends paid to holders of Preferred Shares during the three month periods ended March 31, 2013 and 2012, was $3.3 million.  As of March 31, 2013 and December 31, 2012, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

NOTE 8.  Segment Reporting

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

The following table summarizes Montpelier’s identifiable assets by segment as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Montpelier Bermuda	$3,412.7	$3,126.5
Montpelier Syndicate 5151	536.0	552.9
Blue Capital	102.5	74.0
MUSIC Run-Off	46.1	48.9
Corporate and Other, including intercompany eliminations	(46.5)	7.8

Total assets	$4,050.8	$3,810.1

A summary of Montpelier’s statements of operations by segment for the three month period ended March 31, 2013 follows:

Three Month Period Ended March 31, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total
Gross premiums written	$175.9	$69.8	$14.6	$0.3	$0.6	$261.2
Ceded reinsurance premiums	(25.9)	(8.7)	—	—	(0.6)	(35.2)
Net premiums written	150.0	61.1	14.6	0.3	—	226.0
Change in net unearned premiums	(48.8)	(6.7)	(10.8)	—	—	(66.3)
Net premiums earned	101.2	54.4	3.8	0.3	—	159.7

Loss and LAE	(7.3)	(43.1)	—	(0.2)	—	(50.6)
Acquisition costs	(8.8)	(12.9)	(0.3)	(0.1)	—	(22.1)
General and administrative expenses	(9.2)	(8.3)	(0.7)	—	(8.7)	(26.9)
Underwriting income	75.9	(9.9)	2.8	—	(8.7)	60.1
Net investment income	14.8	1.4	—	0.2	—	16.4
Other revenue	0.7	0.2	0.5	—	(1.4)	—
Net investment and foreign exchange gains	(8.1)	29.8	—	(0.1)	(1.2)	20.4
Net income from derivative instruments	7.5	(2.8)	—	—	(0.1)	4.6
Interest and other financing expenses	(0.1)	(0.5)	—	—	(4.1)	(4.7)
Income before income taxes	$90.7	$18.2	$3.3	$0.1	$(15.5)	$96.8

A summary of Montpelier’s statements of operations by segment for the three month period ended March 31, 2012 follows:

Three Month Period Ended March 31, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other	Total
Gross premiums written	$180.7	$74.7	$1.3	$3.0	$259.7
Ceded reinsurance premiums	(26.6)	(10.1)	—	(3.0)	(39.7)
Net premiums written	154.1	64.6	1.3	—	220.0
Change in unearned premiums	(55.8)	(13.8)	10.1	—	(59.5)
Net premiums earned	98.3	50.8	11.4	—	160.5

Loss and LAE	(16.2)	(19.6)	(8.2)	—	(44.0)
Acquisition costs	(12.2)	(8.6)	(4.0)	—	(24.8)
General and administrative expenses	(9.9)	(8.6)	—	(7.2)	(25.7)
Underwriting income	60.0	14.0	(0.8)	(7.2)	66.0
Net investment income	16.8	0.5	0.3	—	17.6
Net investment and foreign exchange gains	36.3	(6.9)	0.3	0.1	29.8
Net income from derivative instruments	0.8	—	—	0.7	1.5
Other revenue	0.1	0.1	0.2	0.1	0.5
Interest and other financing expenses	(0.4)	—	—	(4.6)	(5.0)
Income before income taxes	$113.6	$7.7	$—	$(10.9)	$110.4

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended March 31, 2013 and 2012:

Three Month Period Ended March 31, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$123.2	$3.3	$14.6	$—	$0.6	$141.7
Property Specialty - Treaty	12.0	2.6	—	—	—	14.6
Other Specialty - Treaty	30.7	19.9	—	—	—	50.6
Property and Specialty Individual Risk	10.0	44.0	—	0.3	—	54.3
Total gross premiums written	$175.9	$69.8	$14.6	$0.3	$0.6	$261.2

Three Month Period Ended March 31, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$127.7	$8.1	$—	$3.0	$138.8
Property Specialty - Treaty	11.2	2.3	—	—	13.5
Other Specialty - Treaty	33.5	23.3	—	—	56.8
Property and Specialty Individual Risk	8.3	41.0	1.3	—	50.6
Total gross premiums written	$180.7	$74.7	$1.3	$3.0	$259.7

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended March 31,
	2013		2012
U.S. and Canada	$119.8	46%	$113.4	43%
Worldwide (1)	66.9	26	75.6	29
Western Europe, excluding the U.K. and Ireland	25.2	9	21.3	8
Worldwide, excluding U.S. and Canada (2)	22.8	9	17.7	7
U.K. and Ireland	9.8	4	12.4	5
Japan	2.1	1	2.2	1
Other	14.6	5	17.1	7
Total gross premiums written	$261.2	100%	$259.7	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended March 31, 2013 and 2012:

Three Month Period Ended March 31, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$62.0	$0.1	$3.8	$—	$0.6	$66.5
Property Specialty - Treaty	11.4	1.4	—	—	—	12.8
Other Specialty - Treaty	18.9	22.0	—	—		40.9
Property and Specialty Individual Risk	8.9	30.9	—	0.3	(0.6)	39.5
Total net premiums earned	$101.2	$54.4	$3.8	$0.3	$—	$159.7

Three Month Period Ended March 31, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$60.8	$2.3	$—	$0.2	$63.3
Property Specialty - Treaty	10.5	1.7	—	—	12.2
Other Specialty - Treaty	19.0	18.7	—	0.7	38.4
Property and Specialty Individual Risk	8.0	28.1	11.4	(0.9)	46.6
Total net premiums earned	$98.3	$50.8	$11.4	$—	$160.5

(1) Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods March 31,
	2013		2012

U.S. and Canada	$89.2	56%	$88.5	56%
Worldwide (1)	29.8	19	37.6	23
Western Europe, excluding the U.K. and Ireland	9.0	5	7.0	4
Worldwide, excluding U.S. and Canada (2)	7.7	5	6.6	4
Japan	6.1	4	4.9	3
U.K. and Ireland	5.6	3	5.7	4
Other	12.3	8	10.2	6
Total net earned premiums	$159.7	100%	$160.5	100%

(1) “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2) “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 9.  Basic and Diluted Earnings Per Common Share

The Company applies the two-class method of calculating its earnings (loss) per Common Share. In applying the two-class method, the Company’s outstanding RSUs are considered to be participating securities.  See Note 12.  For all periods presented, the two-class method was used to determine basic and diluted earnings per Common Share since this method yielded a more dilutive result than the treasury stock method.

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
	2013	2012
Earnings per Common Share numerator:
Net income available to the Company’s common shareholders	$92.1	$107.1
Less: net earnings allocated to participating securities	(2.3)	(2.2)
Net income available to the Company’s common shareholders	$89.8	$104.9

Average Common Shares outstanding (in millions of shares)	54.5	60.2

Basic and diluted earnings per Common Share	$1.65	$1.74

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of March 31, 2013, Montpelier had unfunded commitments to invest $1.9 million into two separate private investment funds.  As of December 31, 2012, Montpelier had unfunded commitments to invest $14.8 million into three separate private investment funds.

Montpelier’s letter of credit facilities and trust arrangements are secured by collateral accounts containing cash, cash equivalents and investments that are required to be maintained at specified levels. See Note 5.

Lloyd’s Central Fund (the “Central Fund”)

The Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders.  The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2013 and 2012).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.  Montpelier currently estimates that its 2013 obligation to the Central Fund will be approximately $1.1 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2013 and 2012) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.  Montpelier currently estimates that its 2013 obligation to Lloyd’s for such charges will be approximately $2.4 million.

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

During 2011, Montpelier Re was named in a series of lawsuits filed by a group of plaintiffs in their capacity as trustees for senior debt issued by Tribune on behalf of various senior debt holders.  See Note 4.

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at March 31, 2013.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity available to the Company at March 31, 2013.

In accordance with its investment controls and guidelines, Montpelier routinely monitors the credit quality of its fixed maturity investments, including those involving investments in: (i) European sovereign nations; (ii) U.S. state and local municipalities, Alternative A, subprime and commercial mortgage-backed securities; (iii) non-agency collateralized residential mortgage obligations; and (iv) those securities that benefit from credit enhancements provided by third-party financial guarantors.

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

NOTE 11. Regulation and Capital Requirements

Montpelier Re and Blue Water Re are regulated by the Bermuda Monetary Authority (the “BMA”). Montpelier Re is subject to minimum capital requirements, which are established and monitored by the BMA.  Blue Water Re, as a special purpose insurance vehicle, is required to fully-collateralize its reinsurance obligations.

MUAL is regulated by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”).  MUAL and MCL are also regulated by the Council of Lloyd’s. MUAL and MCL are subject to minimum capital requirements, which are established and monitored by Lloyd’s.

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

As of December 31, 2012, Montpelier Re’s Statutory Capital and Surplus was $1,820.8 million. The principal differences between Montpelier Re’s Statutory Capital and Surplus and its net assets determined in accordance with GAAP include statutory deductions for deferred acquisition costs, fixed assets and investment securities held in trust for the benefit of MCL through the Lloyd’s Capital Trust. Such differences totaled $170.9 million at December 31, 2012.

For the year ended December 31, 2012, Montpelier Re’s Statutory Capital and Surplus of $1,820.8 million exceeded its 2012 BSCR of $667.0 million.  Montpelier Re’s 2012, statutory net income was $281.6 million.

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

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re.  The declaration of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA.  Additionally, annual distributions that would result in a reduction of the prior year-end balance of statutory capital (defined as an insurer’s Statutory Capital and Surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA.  With respect to the year ended December 31, 2013, Montpelier Re has the ability to dividend up to $455.2 million without BMA approval.  For the three month period ending March 31, 2013, no dividends have been declared and paid by Montpelier Re.  With respect to the year ended December 31, 2012, Montpelier Re had the ability to dividend up to $410.0 million without BMA approval.  During 2012, $75.0 million of dividends were actually declared and paid by Montpelier Re.

The Insurance Act contains provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.  The BMA formally serves as  Montpelier’s group supervisor.

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

Blue Water Re is registered as a Special Purpose Insurer with the BMA, meaning that its insurance and reinsurance contracts must be fully-collateralized and the parties to the transactions must be sophisticated. Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.

Blue Water Re fully collateralizes its reinsurance obligations through cash and cash equivalents held in the Blue Water Trusts, which have been established for the benefit of ceding companies.  As of March 31, 2013 and December 31, 2012, the fair value of all assets held in the Blue Water Trusts was $89.0 million and $22.5 million, which exceeded the minimum value required on those dates.

Blue Water Re is also required to notify the BMA of each reinsurance contract it writes.

United Kingdom

Montpelier participates in the Lloyd’s market through Syndicate 5151, which is managed by MUAL and is capitalized through MCL.  MUAL is regulated by the PRA and the FCA.

The PRA, which is a subsidiary of the Bank of England, is responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers and investment banks. The PRA has the responsibility for promoting the safety and soundness of Lloyd’s and its members taken together, including the Lloyd’s Central Fund, and the prudential regulation of managing agents.

The FCA is responsible for regulation of conduct in financial markets and the infrastructure that supports those markets. The FCA also has responsibility for the prudential regulation of firms that do not fall under the PRA’s scope. The FCA regulates Lloyd’s and its managing agents and, on a prudential and conduct basis, its members’ agents, advisors and brokers. Particular conduct issues include the management of the auction whereby members can buy and sell syndicate capacity and the handling of policyholders’ complaints.

The PRA and the FCA form a supervisory college for Lloyd’s and maintain arrangements with Lloyd’s in support of their activities. They also have powers of direction over Lloyd’s and consult with each other in the exercise of such powers.

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

MUAL, as a Lloyd’s Managing Agent, is subject to capital requirements and minimum solvency tests established by Lloyd’s.  MUAL’s statutory net assets, as reported to Lloyd’s as of December 31, 2012, were $1.3 million.  MUAL’s capital requirement at December 31, 2012 was $0.9 million.  Any amount of MUAL’s statutory net assets in excess of its capital requirements may be distributed to its parent.

MCL, Syndicate 5151’s sole corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2013 is £180 million.

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

Lloyd’s reviews each syndicate’s ICA or SCR annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift to the overall market capital resources requirement produced by the ICA or SCR, and each syndicate is allocated its proportion of the uplift.  The aggregate amount is known as a syndicate’s Economic Capital Assessment, which is used by Lloyd’s to determine the syndicate’s required FAL.

MCL is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s in order to satisfy its FAL requirements, which are met through the Lloyd’s Capital Trust. The assets held in the Lloyd’s Capital Trust are provided by Montpelier Re.

MCL’s combined statutory net assets of $149.6 million at December 31, 2012, which include the assets held in the Lloyd’s Capital Trust, satisfied MCL’s capital  requirement of $149.3 million at that date.  Any amount of MCL’s combined statutory net assets in excess of its capital requirements may be distributed to its parent, subject to Lloyd’s consent.

MCL’s net income, as reported to Lloyd’s for the year ended December 31, 2012, was $26.8 million.

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

As of March 31, 2013, Syndicate 5151 held $264.5 million in investment securities (including accrued interest) and $94.9 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2012, Syndicate 5151 held $269.3 million in investment securities (including accrued interest) and $102.6 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

Switzerland

MEAG is subject to registration and supervision by FINMA as an insurance intermediary but is not subject to any minimum capital or solvency requirements.

NOTE 12.  Share-Based Compensation

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

The number of Variable RSUs expected to be formally awarded to employees is subject to the Company’s increase in its fully converted book value per Common Share (“FCBVPCS”). FCBVPCS is computed by dividing the Company’s common shareholders’ equity available to the Company by the sum of its ending Common Shares and unvested RSUs outstanding. The Company’s calculation of the growth in FCBVPCS represents the increase in its FCBVPCS during the Initial RSU Period, after taking into account dividends on Common Shares declared during such period.

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

As of March 31, 2013, the Company’s Variable RSUs outstanding consisted of those for the 2013 to 2016 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2013 increase in its FCBVPCS versus a target increase in FCBVPCS of 9.76% (“Target”).  If Target is achieved, the Company would expect to grant approximately 500,000 Variable RSUs to participants.  At an increase in FCBVPCS of 2.76% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 16.76% or more (“Maximum”), the Company would expect to grant approximately 1,000,000 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
	2013		2012
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,327,041	$10.3	761,279	$4.7
Fixed RSUs Awarded	—	—	8,000	0.1
Variable RSUs projected to be awarded for the 2013-2016 cycle	498,954	10.7	—	—
Variable RSUs projected to be awarded for the 2012-2015 cycle	—	—	669,105	11.1
RSU payments	(329,653)	—	(13,000)	—
RSU forfeitures	(10,037)	—	(48,683)	(0.8)
RSU expense recognized	—	(3.3)	—	(1.8)
End of period	1,486,305	$17.7	1,376,701	$13.3

RSU Awards and Payments - three month period ended March 31, 2013

On the basis of the Company’s increase in its FCBVPCS during the first quarter of 2013, the Company anticipated issuing 498,954 Variable RSUs for the 2013-2016 award cycle as of March 31, 2013, or 100% of the in force Target RSUs for that cycle at that time.

During the first quarter of 2013, the Company paid out 329,653 vested RSUs and withheld, at the recipient’s election, 77,526 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 252,127 Common Shares from its treasury.  See Note 7.  The fair value of the RSUs paid out during the first quarter of 2013 was $8.4 million.

RSU Awards and Payments - three month period ended March 31, 2012

During the first quarter of 2012 the Company awarded 8,000 Fixed RSUs to certain of its employees.  The fixed RSUs awarded will be earned ratably each year based on continued employment over a five year vesting period.

On the basis of the Company’s increase in its FCBVPCS during the first quarter of 2012, the Company anticipated issuing 669,105 Variable RSUs for the 2012-2015 award cycle as of March 31, 2012, or 120% of the in force Target RSUs for that cycle at that time.

During the first quarter of 2012, the Company paid out 13,000 vested RSUs and withheld, at the recipient’s election, 3,531 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 9,469 Common Shares from its treasury.  See Note 7.  The fair value of the RSUs paid out during the first quarter of 2012 was $0.2 million.

RSU Forfeitures, Forfeiture Assumptions and Other RSU Adjustments

For the periods presented, the Company assumed a zero to 6% forfeiture rate depending on the nature and term of individual awards and past and recent experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding as of March 31, 2012 by $0.8 million.  No reduction in the unamortized grant date fair value of its RSUs outstanding as of March 31, 2013 was required.

In connection with the planned retirement of Mr. Busher on December 31, 2013, the Company agreed to accelerate the vesting of certain of Mr. Busher’s RSU awards pursuant to a transition letter dated February 21, 2013. See Note 14. The acceleration of the vesting of Mr. Busher’s outstanding RSUs awards resulted in the Company recognizing $0.4 million of RSU expense in the first quarter of 2013 that would have otherwise been recognized in future periods.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at March 31, 2013 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value
Five-year RSU awards granted in 2008	6,600	—
Four-year RSU awards granted in 2009	6,250	—
Five-year RSU awards granted in 2009	1,500	—
Four-year RSU awards granted in 2010	119,930	0.5
Three-year RSU awards granted in 2011	20,000	0.1
Five-year RSU awards granted in 2011	30,000	0.2
One-year RSU awards granted in 2012	18,000	0.1
Three-year RSU awards granted in 2012	6,000	0.1
Four-year RSU awards granted in 2012	770,171	7.4
Five-year RSU awards granted in 2012	8,900	0.1
Four-year RSU awards granted in 2013 (those awards in their Initial Award Period)	498,954	9.2
Total RSUs outstanding at March 31, 2013	1,486,305	$17.7

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $9.5 million, $5.1 million, $2.5 million and $0.6 million during 2013, 2014, 2015 and 2016 & beyond, respectively.

NOTE 13.  Income Taxes

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

During the three month periods ended March 31, 2013 and 2012, Montpelier recorded an income tax provision of $0.2 million and zero million, respectively.  During each of the periods presented, the movements in Montpelier’s income tax provision were associated primarily with its U.K. operations.

During the three month periods ended March 31, 2013 and 2012, Montpelier paid less than $0.1 million in income taxes, respectively.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended March 31, 2013 and 2012, these companies had pretax income of $84.1 million and $112.1 million, respectively.

United Kingdom

MCL, MUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended March 31, 2013 and 2012, these companies had pretax income (losses) of $12.7 million and $(1.8) million, respectively.  Of these U.K. entities, only MCL was in a cumulative net operating loss position at December 31, 2012.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of March 31, 2013 and December 31, 2012, Montpelier has established U.K. deferred tax asset valuation allowances of $0.9 million and $3.8 million, respectively, against its existing U.K. gross deferred tax assets of $1.4 million and $4.4 million, respectively.

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

During the three month period ending March 31, 2013, the entities within Montpelier’s U.K. group generated net pretax income (arising primarily from MCL).  Nonetheless, MCL was able to utilize the majority of its cumulative net operating loss and, as a result, the Montpelier U.K. group did not incur a significant income tax expense for the period.  The U.K. group was not eligible to utilize Group Relief during the three month period ended March 31, 2013.

During the three month period ending March 31, 2012, the entities within Montpelier’s U.K. group generated a net pretax loss (arising primarily from MCL) and therefore did not incur an income tax expense during the period.  The U.K. group utilized Group Relief to reduce the income tax expense of MHL, MUAL and MUSL during the three month period ended March 31, 2012.

United States

MUI, MTR, BCAL and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During the three month periods ended March 31, 2013 and 2012, these companies had pretax income of zero million and $0.1 million, respectively.  Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $14.0 million at March 31, 2013 and December 31, 2012.

The net operating losses associated with the Company’s U.S.-based operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes. During the three month periods ended March 31, 2013 and 2012, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three month periods ended March 31, 2013 and 2012, such income taxes totaled less than $0.1 million.

NOTE 14.  Management Transition and Related Party Transaction

In February 2013 the Company announced the planned retirement of Mr. Busher on December 31, 2013.  Mr. Busher has served as Chief Operating Officer (“COO”) of the Company since its inception in 2001 and also serves as the Company’s Head of European Operations.  In order to promote a smooth transition of Mr. Busher’s current duties and responsibilities, the Company entered into a transition letter with him on February 21, 2013 pursuant to which he will: (i) retire from the Board at the end of his current term as a Class B director (May 17, 2013), (ii) transition his executive roles with the Company during 2013, (iii) retire as COO and Head of European Operations, effective December 31, 2013 (the date Mr. Busher’s service agreement expires), and (iv) continue to serve as a director and the non-executive Chairman of the Board of Directors of MUAL.

Pursuant to the transition letter, Mr. Busher waived all rights to severance and other termination payments set forth in his service agreement, including any entitlement to payments upon expiration or non-renewal of his service agreement.  In consideration for Mr. Busher’s waiver of these and other rights under his service agreement, as well as his release of any claims against the Company and his continued compliance with the restrictive covenants contained in his service agreement, the Company agreed to the following treatment of his outstanding RSUs awards: (i) the RSUs that were originally granted to Mr. Busher pursuant to the 2010-2013 and 2012-2015 Variable RSU cycles, which were scheduled to vest on December 15, 2013, were vested fully on March 15, 2013; (ii) the RSUs that were originally granted to Mr. Busher as part of the 2012-2015 Variable RSU cycle, which are scheduled to vest on December 15, 2014 or later, will vest fully on December 15, 2013; and (iii) the RSUs that were granted to Mr. Busher as part of the 2013-2016 Variable RSU cycle, which are scheduled to vest on December 15, 2014 or later, will vest fully on March 15, 2014, subject to the achievement of performance goals for 2013 which were established at the time of grant.  See Note 12.

In connection with Mr. Busher’s planned retirement, on March 7, 2013 he sold 469,222 Common Shares to the Company in a private transaction.  The price paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached.

NOTE 15.  Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its assets and liabilities that constitute financial instruments on its consolidated balance sheets at fair value with the exception of its 2022 Senior Notes, Trust Preferred Securities and other investments carried at net asset value.

At March 31, 2013 and December 31, 2012, the fair value of the 2022 Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $308.6 million and $306.9 million, respectively, which compared to a carrying value of $299.1 million. See Note 5.

At March 31, 2013 and December 31, 2012, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $91.0 million and $89.0 million, respectively, which compared to a carrying value of $100.0 million. See Note 5.

At March 31, 2013 and December 31, 2012, the fair value and net asset value of Montpelier’s other investments carried on the Company’s balance sheets were approximately the same. See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2013 and 2012, and our financial condition as of March 31, 2013 and December 31, 2012.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2012 Form 10-K, as filed with the SEC.

This discussion contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See Item 1A “Risk Factors” contained in the 2012 Form 10-K, as filed with the SEC, for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.

Important events and uncertainties that could cause our actual results, future dividends on, or repurchases of, Common Shares or Preferred Shares to differ include, but are not limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to effectively execute the business plans of the Company, its subsidiaries and any new ventures that it may enter into; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage;

changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency and interest rate fluctuations.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

A widely-used measure of relative underwriting performance for an insurance or reinsurance company is the combined ratio. Our combined ratio is calculated by adding: (i) the ratio of incurred losses and LAE to earned premiums (known as the “loss and LAE ratio”); (ii) the ratio of acquisition costs to earned premiums (known as the “acquisition cost ratio”); and (iii) the ratio of general and administrative expenses to earned premiums (known as the “general and administrative expense ratio”), each computed based on our earned premiums, losses and LAE, acquisition costs and general and administrative expenses, determined in accordance with GAAP (the “GAAP combined ratio”).  A GAAP combined ratio under 100% indicates that an insurance or reinsurance company is generating an underwriting profit.  A GAAP combined ratio over 100% indicates that an insurance or reinsurance company is generating an underwriting loss.

Overview

Outlook and Trends

Pricing in most insurance and reinsurance markets is cyclical in nature.  During the first quarter of 2013 we saw improved pricing for marine and property coverages provided on both an individual risk and a treaty basis and, as a result, we increased our net premium writings in these lines of business, as compared to our writings in the first quarter of 2012.  These rate increases did not extend to our engineering, aerospace and specialty casualty classes of business and, as a result, we decreased our net premium writings within our Other Specialty - Treaty line of business, as compared to our writings in the first quarter of 2012.

Pricing on our April 1, 2013 property renewals, which relate primarily to Japanese quota-share business, was largely unchanged from the 2012 renewals.  We maintained similar exposures as those assumed in 2012 on a Japanese yen basis although, due to changes in foreign exchange rates, these exposures decreased on a U.S. dollar basis.

Our strong capital base provides us the flexibility to take advantage of market opportunities as they arise.  Additionally, Common Share repurchases continue to represent an attractive and alternative means of increasing shareholder value, as measured by our FCBVPCS.

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

The following discussion should be read in conjunction with Item 1A “Risk Factors” included in the 2012 Form 10-K, as filed with the SEC, in particular the specific risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties”.

Exposure Management

We monitor our net reinsurance treaty contract limits that we believe are exposed to a single natural catastrophe  occurrence within certain broadly defined major catastrophe zones.  We provide these limits as a measure of our relative potential loss exposure across major zones in the event a natural catastrophe occurs.

Our January 1, 2013 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of March 31, 2013
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:
Mid-Atlantic hurricane	$555	33%
Northeast hurricane	434	26%
Florida hurricane	406	24%
Gulf hurricane	366	22%
Hawaii hurricane	133	8%
U.S. Earthquake:
New Madrid earthquake	$479	29%
Northwest earthquake	310	18%
California earthquake	287	17%
European Windstorm:
Western European windstorm	$388	23%
UK & Ireland windstorm	342	20%
Scandinavia windstorm	100	6%
Other Countries:
Japan earthquake	$256	15%
Australia earthquake	231	14%
Australia cyclone	227	14%
Canada earthquake	208	12%
Turkey earthquake	184	11%
Japan windstorm	135	8%
New Zealand earthquake	133	8%
Chile earthquake	93	6%

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

The treaty limits presented are shown net of any outward reinsurance or other third-party protection we purchase but have not been reduced by any reinstatement premiums.  The treaty limits include all business coded as property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance and event-linked derivative securities; and also include our portion of those exposures we have assumed through our investment in the BCGR Listed Fund.  The treaty limits do not include individual risk business and other reinsurance classes.

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

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party vendor models, CATM and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance, event-linked derivative securities and individual risk business, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of reinstatement premiums. The projected net impact figures presented also include the portion of those single event exposures we have assumed through our investment in the BCGR Listed Fund.

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

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of March 31, 2013
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year
U.S. Hurricane	$339	$406	20%	24%
U.S. Earthquake	164	250	10%	15%
European Windstorm	198	241	12%	14%

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

Summary Financial Results

Three Month Periods Ended March 31, 2013

We ended the first quarter of 2013 with a FCBVPCS of $27.49, an increase of 5.6% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and solid investment results.  Our comprehensive income available to the Company for the first quarter of 2013 was $91.9 million and our GAAP combined ratio was 62.4%.

Our underwriting results for the first quarter of 2013 contained no individually significant catastrophe losses and benefitted from $18.4 million in net prior year favorable loss reserve development. Our investment results for the first quarter of 2013 included $0.7 million of net realized and unrealized investment losses which were comprised of $3.1 million in net losses from fixed maturity investments, $1.1 million in net gains from equity securities and $1.3 million in net gains from other investments.

Three Month Periods Ended March 31, 2012

We ended the first quarter of 2012 with a FCBVPCS of $24.30, an increase of 7.5% for the period after taking into account dividends declared on Common Shares.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income available to the Company for the first quarter of 2012 was $110.8 million and our GAAP combined ratio was 58.9%.

Our underwriting results for the first quarter of 2012 contained no individually significant catastrophe losses and benefitted by $28.7 million in prior year favorable loss reserve development.  Our investment results for the first quarter of 2012 included $32.4 million of net realized and unrealized investment gains which were comprised of $22.5 million in net gains from fixed maturities, $7.2 million in net gains from equity securities and $2.7 million in net gains from other investments.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPCS”) and FCBVPCS as of selected balance sheet dates:

	March 31, 2013	Dec. 31, 2012	March 31, 2012
Book value numerators (in millions):
Shareholders’ Equity available to the Company	$1,676.3	$1,629.4	$1,615.1
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	1,526.3	1,479.4	1,465.1
Book value denominators (in thousands):
[B] Common Shares outstanding	54,028	55,270	58,923
RSUs outstanding	1,486	1,327	1,377
[C] Common Shares and RSUs outstanding	55,514	56,597	60,300
BVPCS [A] / [B]	$28.25	$26.77	$24.86
FCBVPCS [A] / [C]	27.49	26.14	24.30
Increase in FCBVPCS: (1)
From December 31, 2012	5.6%
From March 31, 2012	15.0%

(1)   Computed as the change in our FCBVPCS after taking into account dividends declared on Common Shares of $0.115 and $0.44 during the three and twelve month periods ended March 31, 2013, respectively.

Our computations of FCBVPCS and the increase or decrease in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

The Company’s increase or decrease in FCBVPCS serves as the performance measure for both the portion of our annual employee cash bonuses that are based on Company performance and for our Variable RSU awards. We believe that this performance measure: (i) directly aligns our interests and motivations with those of our stakeholders; and (ii) provides our employees with the ability to easily understand, and identify with, their incentive hurdle, and allows our stakeholders to easily track the Company’s performance with respect to this goal, since we present our calculations of FCBVPCS and the increase or decrease in our FCBVPCS in our quarterly earnings releases and our annual and quarterly filings with the SEC.

Consolidated Results of Operations

Our consolidated financial results for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2013	2012

Gross insurance and reinsurance premiums written	$261.2	$259.7
Ceded reinsurance premiums	(35.2)	(39.7)
Net insurance and reinsurance premiums written	226.0	220.0
Change in net unearned insurance and reinsurance premiums	(66.3)	(59.5)
Net insurance and reinsurance premiums earned	159.7	160.5

Net investment income	16.4	17.6
Net realized and unrealized investment gains (losses)	(0.7)	32.4
Net foreign exchange gains (losses)	21.1	(2.6)
Net income from derivative instruments	4.6	1.5
Other revenue	—	0.5
Total revenues	201.1	209.9

Underwriting expenses:
Loss and LAE — current year losses	69.0	72.7
Loss and LAE — prior year losses	(18.4)	(28.7)
Insurance and reinsurance acquisition costs	22.1	24.8
General and administrative expenses	26.9	25.7

Non-underwriting expenses:
Interest and other financing expenses	4.7	5.0
Total expenses	104.3	99.5

Income before income taxes	96.8	110.4
Income tax provision	(0.2)	—

Net income	96.6	110.4
Net income attributable to non-controlling interest	(1.2)	—
Net income available to the Company	95.4	110.4
Dividends declared on Preferred Shares	(3.3)	(3.3)
Net income available to the Company’s common shareholders	$92.1	$107.1

Net income	$96.6	$110.4
Other comprehensive income items	(3.5)	0.4
Comprehensive income	$93.1	$110.8
Net income attributable to non-controlling interest	(1.2)	—
Comprehensive income available to the Company’s common shareholders	$91.9	$110.8

Loss and LAE ratio	31.7%	27.4%
Acquisition cost ratio	13.9%	15.5%
General and administrative expense ratio	16.8%	16.0%
GAAP combined ratio	62.4%	58.9%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2013	2012

Gross premiums written	$175.9	$180.7
Ceded reinsurance premiums	(25.9)	(26.6)
Net premiums written	150.0	154.1
Change in net unearned premiums	(48.8)	(55.8)
Net premiums earned	101.2	98.3

Loss and LAE - current year losses	(33.3)	(29.3)
Loss and LAE - prior year losses	26.0	13.1
Acquisition costs	(8.8)	(12.2)
General and administrative expenses	(9.2)	(9.9)
Underwriting income	$75.9	$60.0

Loss and LAE ratio	7.2%	16.5%
Acquisition cost ratio	8.7%	12.4%
General and administrative expense ratio	9.1%	10.0%
GAAP combined ratio	25.0%	38.9%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
($ in millions)	2013		2012
Property Catastrophe - Treaty	$123.2	70%	$127.7	71%
Property Specialty - Treaty	12.0	7	11.2	6
Other Specialty - Treaty	30.7	17	33.5	18
Property and Specialty Individual Risk	10.0	6	8.3	5
Gross premiums written	175.9	100%	180.7	100%
Ceded reinsurance premiums	(25.9)		(26.6)
Net premiums written	$150.0		$154.1

Gross premiums written within Montpelier Bermuda during the first quarter of 2013 totaled $175.9 million, a decrease of $4.8 million, or 3%, as compared to the first quarter of 2012.  The largest driver of the decrease was the Property Catastrophe - Treaty line of business, which resulted from a reduction in retrocessional premiums assumed.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an intercompany excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Bermuda in the first quarters of 2013 and 2012 included net reinstatement premiums of $2.1 million and $1.8 million, respectively.

Reinsurance premiums ceded by Montpelier Bermuda during the first quarters of 2013 and 2012 were $25.9 million and $26.6 million, respectively.  Montpelier Bermuda purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Bermuda purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Montpelier Bermuda’s appetite and capacity to write and retain risk. These factors include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

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

Net Premiums Earned

Net premiums earned by Montpelier Bermuda during the three month periods ended March 31, 2013 and 2012 were $101.2 million and $98.3 million, respectively.  Since net premiums earned are primarily a function of the amount and timing of net premiums previously written, the increase in net premiums earned is primarily the result of an increase in Montpelier Bermuda’s net premiums written throughout 2012, versus those written throughout 2011.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(Millions)	2013	2012

Gross unpaid loss and LAE reserves - beginning	$728.2	$716.9
Reinsurance recoverable on unpaid losses - beginning	(87.7)	(61.0)
Net unpaid loss and LAE reserves - beginning	640.5	655.9

Losses and LAE incurred:
Current year losses	33.3	29.3
Prior year losses	(26.0)	(13.1)
Total losses and LAE incurred	7.3	16.2

Losses and LAE paid and approved for payment	(44.8)	(53.0)

Net unpaid loss and LAE reserves - ending	603.0	619.1
Reinsurance recoverable on unpaid losses - ending	76.6	55.6

Gross unpaid loss and LAE reserves - ending	$679.6	$674.7

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
	2013	2012

Loss and LAE ratio - current year	32.9%	29.8%
Loss and LAE ratio - prior year	(25.7)%	(13.3)%

Loss and LAE ratio	7.2%	16.5%

Three month periods ended March 31, 2013 and 2012

Current Year Loss and LAE Events

During the first quarters of 2013 and 2012, Montpelier Bermuda experienced $33.3 million and $29.3 million in current year net losses and LAE incurred, respectively.  There were no individually significant known loss events impacting Montpelier Bermuda during these periods.

Prior Year Loss and LAE Development

During the first quarter of 2013, Montpelier Bermuda experienced $26.0 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  A settlement associated with the 2010 Deepwater Horizon oil rig explosion and fire ($5.0 million decrease),

•                  2011 Japanese earthquake ($3.6 million decrease),

•                  2011 fire at a Texas fuel storage facility ($2.6 million increase),

•                  2007 fire at a Chilean power plant ($2.5 million increase),

•                  2005 Hurricanes ($1.9 million decrease), and

•                  2011 Georgia weather events ($1.6 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda  during the first quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $7.4 million during the first quarter of 2013.

During the first quarter of 2012, Montpelier Bermuda experienced $13.1 million in net favorable development on prior year loss and LAE reserves, inclusive of foreign currency transaction gains and losses (as described below), which included loss reserve movements associated with:

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

The remaining favorable development on prior year loss and LAE reserves recognized during the three month periods ended March 31, 2013 and 2012 related to several small adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Bermuda’s prior year losses and LAE incurred included foreign currency transaction losses (gains) of $(1.9) million and $1.1 million during the three month periods ended March 31, 2013 and 2012, respectively.  Since these foreign currency transaction losses (gains) are reported as increases (decreases) in Montpelier Bermuda’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

For the three months ended March 31, 2013, Montpelier Bermuda’s loss and LAE ratio of 7.2% (as well as its combined ratio of 25.0%) benefitted from 1.9 percentage points of net foreign currency transaction gains from its prior year losses and LAE incurred. For the three months ended March 31, 2012, Montpelier Bermuda’s loss and LAE ratio of 16.5% (as well as its combined ratio of 38.9%) included 1.1 percentage points of net foreign currency transaction losses from its prior year losses and LAE incurred.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
($ in millions)	2013	2012

Acquisition costs	$8.8	$12.2
Acquisition cost ratio	8.7%	12.4%

General and administrative expenses	$9.2	$9.9
General and administrative expense ratio	9.1%	10.0%

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

During the first quarters of 2013 and 2012, Montpelier Bermuda recorded decreases in its net profit commission expense, which are accrued based on the estimated results of the subject contracts, of $2.4 million and $1.5 million, respectively.

All other acquisition costs are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of the commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers.  Commission revenue on purchased reinsurance covers is earned over the same period that the corresponding premiums are expensed.

Montpelier Bermuda’s acquisition costs and acquisition cost ratios for the three month period ended March 31, 2013 decreased, as compared to the comparable 2012 period, primarily as a result of: (i) the decrease in net profit commission expense noted above; and (ii) an increase in other acquisition costs earned on premiums ceded.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(Millions)	2013	2012

Operating expenses	$7.2	$8.1
Incentive compensation expenses	2.0	1.8
General and administrative expenses	$9.2	$9.9

Montpelier Bermuda’s operating expenses incurred during the first quarter of 2013 decreased versus those of the comparable 2012 period, primarily as a result of the re-allocation of $0.8 million of the Company’s risk management expenses from Montpelier Bermuda to Corporate and Other.  This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives.

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

Montpelier Bermuda’s incentive compensation expenses during the first quarter of 2013 were consistent with those of the comparable 2012 period.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2013	2012

Gross premiums written	$69.8	$74.7
Ceded reinsurance premiums	(8.7)	(10.1)
Net premiums written	61.1	64.6
Change in net unearned premiums	(6.7)	(13.8)
Net premiums earned	54.4	50.8

Loss and LAE - current year losses	(35.7)	(34.9)
Loss and LAE - prior year losses	(7.4)	15.3
Acquisition costs	(12.9)	(8.6)
General and administrative expenses	(8.3)	(8.6)
Underwriting income (loss)	$(9.9)	$14.0

Loss and LAE ratio	79.2%	38.6%
Acquisition cost ratio	23.7%	16.9%
General and administrative expense ratio	15.3%	17.0%

GAAP combined ratio	118.2%	72.5%

Gross and Net Premiums Written

The following table summarizes Montpelier Syndicate 5151’s premium writings, by line of business, for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$3.3	5%	$8.1	11%
Property Specialty - Treaty	2.6	4	2.3	3
Other Specialty - Treaty	19.9	28	23.3	31
Property and Specialty Individual Risk	44.0	63	41.0	55

Gross premiums written	69.8	100%	74.7	100%
Reinsurance premiums ceded	(8.7)		(10.1)
Net premiums written	$61.1		$64.6

Gross premiums written within Montpelier Syndicate 5151 during the first quarter of 2013 totaled $69.8 million, which were $4.9 million, or 7%, lower than during the first quarter of 2012. The largest drivers of this decrease were the Property Catastrophe - Treaty and Other Specialty - Treaty lines of business, which resulted from reductions in property catastrophe and engineering business writings.

Reinsurance premiums ceded during the periods presented include amounts ceded as part of intercompany excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Syndicate 5151 in the first quarters of 2013 and 2012 did not include any significant reinstatement premiums.

Reinsurance premiums ceded by Montpelier Syndicate 5151 during the first quarters of 2013 and 2012 were $8.7 million and $10.1 million, respectively.  Montpelier Syndicate 5151 purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier Syndicate 5151 purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Montpelier Syndicate 5151’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

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

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 were $54.4 million and $50.8 million during the three month periods ended March 31, 2013 and 2012, respectively.  Since net premiums earned are primarily a function of the amount and timing of net premiums previously written, the increase in net premiums earned is primarily the result of an increase in Montpelier Syndicate 5151’s net premiums written throughout 2012, versus those written throughout 2011.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Syndicate 5151’s loss and LAE reserve movements for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
($ in millions)	2013	2012

Gross unpaid loss and LAE reserves - beginning	$354.0	$341.6
Reinsurance recoverable on unpaid losses - beginning	(28.3)	(36.4)
Net unpaid loss and LAE reserves - beginning	325.7	305.2

Losses and LAE incurred:
Current year losses	35.7	34.9
Prior year losses	7.4	(15.3)
Total losses and LAE incurred	43.1	19.6

Net foreign currency translation movements on loss and LAE reserves	(22.7)	7.6

Losses and LAE paid and approved for payment	(40.9)	(29.3)

Net unpaid loss and LAE reserves - ending	305.2	303.1
Reinsurance recoverable on unpaid losses - ending [1]	20.8	32.5

Gross unpaid loss and LAE reserves - ending [1]	$326.0	$335.6

(1)   Montpelier Syndicate 5151’s ending reinsurance recoverable at March 31, 2013 and December 31, 2012, includes a recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract of $10.8 million and $13.3 million, respectively.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE ratios for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
	2013	2012

Loss and LAE ratio - current year	65.6%	68.7%
Loss and LAE ratio - prior year	13.6%	(30.1)%

Loss and LAE ratio	79.2%	38.6%

Three month periods ended March 31, 2013 and 2012

Current Year Loss and LAE Events

During the first quarters of 2013 and 2012, Montpelier Syndicate 5151 experienced $35.7 million and $34.9 million in current year net losses and LAE incurred, respectively. There were no individually significant known loss events impacting Montpelier Syndicate 5151 during these periods.

Prior Year Loss and LAE Development

During the first quarter of 2013, Montpelier Syndicate 5151 experienced $7.4 million in net unfavorable development on prior year loss and LAE reserves, which included $14.7 million of foreign currency transaction losses on its prior year losses and LAE incurred (as described below).  Partially offsetting the adverse effects of these net foreign currency transaction losses on Montpelier Syndicate 5151’s prior year loss reserves was $7.3 million of favorable development.

Claims reported to Montpelier Syndicate 5151 during the first quarter of 2013 indicated that IBNR losses it initially recorded during 2012 exceeded the extent of losses that actually occurred, particularly in the property catastrophe ($2.1 million decrease)  and marine ($1.4 million decrease) classes of business.

The remaining favorable development on prior year loss and LAE reserves recognized during the first quarter of 2013 was primarily the result of lower-than-expected claims emergence across multiple classes of business.

During the first quarter of 2012 Montpelier Syndicate 5151 experienced $15.3 million in net favorable development on prior year loss and LAE reserves, inclusive of foreign currency transaction gains and losses (as described below), relating largely to the following events and factors:

•                  Non-catastrophe property and casualty IBNR recorded during 2011 and 2010 ($5.7 million decrease),

•                  2011 Thailand floods ($5.2 million decrease), and

•                  2011 U.S. storms including Hurricane Irene ($1.3 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the first quarter of 2012 was primarily the result of lower-than-expected claims emergence across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Syndicate 5151’s prior year losses and LAE incurred included foreign currency transaction losses (gains) of $14.7 million and $(3.7) million during the three month periods ended March 31, 2013 and 2012, respectively.  Since these foreign currency transaction losses (gains) are reported as increases (decreases) in Montpelier Syndicate 5151’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

For the three months ended March 31, 2013, Montpelier Syndicate 5151’s loss and LAE ratio of 79.2% (as well as its combined ratio of 118.2%) included 27.0 percentage points of net foreign currency transaction losses from its prior year losses and LAE incurred. For the three months ended March 31, 2012, Montpelier Syndicate 5151’s loss and LAE ratio of 38.6% (as well as its combined ratio of 72.5%) benefitted from 7.3 percentage points of net foreign currency transaction gains from its prior year losses and LAE incurred.

Since a significant portion of Montpelier Syndicate 5151’s loss and LAE reserves are denominated in U.S. dollars, changes in the value of the British pound (Montpelier Syndicate 5151’s functional currency) relative to the U.S. dollar generate foreign currency transaction gains or losses within its losses and LAE incurred upon the conversion of these U.S. dollar-denominated liabilities to British pounds. However, the subsequent translation of these liabilities back into U.S. dollars in consolidation generates substantially offsetting foreign currency translation gains and losses, which are recorded as part of comprehensive income. Therefore, in periods in which there are meaningful movements in the relative value of the British pound versus the U.S. dollar, the resulting impact to Montpelier Syndicate 5151’s losses and LAE (as well as its loss and LAE and combined ratios) can significantly impact its reported underwriting performance without necessarily impacting the Company’s comprehensive income or shareholders’ equity.  During the first quarter of 2013, a period in which there was a significant weakening of the British pound versus the U.S. dollar, this impact was particularly pronounced.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier Syndicate 5151’s loss and LAE reserves included foreign currency translation losses (gains) of $(22.7) million and $7.6 million during the three month periods ended March 31, 2013 and 2012, respectively. Since these foreign currency translation losses (gains) are reported as increases (decreases) in Montpelier Syndicate 5151’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
($ in millions)	2013	2012
Acquisition costs	$12.9	$8.6
Acquisition cost ratio	23.7%	16.9%
General and administrative expenses	$8.3	$8.6
General and administrative expense ratio	15.3%	17.0%

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

During the first quarters of 2013 and 2012, Montpelier Syndicate 5151 recorded increases (decreases) in its profit commissions, which are accrued based on the estimated results of the subject contract, of $0.6 million and $(1.0) million, respectively.

All other acquisition costs are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of the commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers. Commission revenue on purchased reinsurance covers is earned over the same period that the corresponding premiums are expensed.

Montpelier Syndicate 5151’s acquisition cost ratio for the first quarter of 2013 increased, versus that of the first quarter of 2012, due largely to an increase in profit commissions incurred and an increase in marine premiums earned (which incorporate a higher acquisition cost ratio than most other business lines written by Montpelier Syndicate 5151).

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(Millions)	2013	2012
Operating expenses	$6.9	$7.1
Incentive compensation expenses	1.4	1.5
General and administrative expenses	$8.3	$8.6

Montpelier Syndicate 5151’s operating expenses incurred during the first quarter of 2013 were consistent with those incurred during the first quarter of 2012.

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

Montpelier Syndicate 5151’s incentive compensation expenses incurred during the first quarter of 2013 were consistent with those incurred during the comparable 2012 period.

BLUE CAPITAL

Underwriting results for Blue Capital for the three month period ended March 31, 2013 were as follows:

Three Month Period Ended March 31,
($ in millions)	2013
Gross premiums written	$14.6
Ceded reinsurance premiums	—
Net premiums written	14.6
Change in net unearned premiums	(10.8)
Net premiums earned	3.8

Loss and LAE	—
Acquisition costs	(0.3)
General and administrative expenses	(0.7)
Underwriting income	$2.8

Loss and LAE ratio	—%
Acquisition cost ratio	7.9%
General and administrative expense ratio	18.4%

GAAP combined ratio	26.3%

Since the commencement of its operations in June 2012, Blue Capital has assumed natural catastrophe exposures on an excess-of-loss basis, all of which has been included in our Property Catastrophe - Treaty line of business.

Blue Capital’s gross premiums written and net premiums earned during the first quarter of 2013 totaled $14.6 million and $3.8 million, respectively.  Blue Capital has not ceded any premiums or incurred any losses to date.

Blue Capital incurred $0.7 million of general and administrative expenses during the first quarter of 2013, which consisted primarily of third party legal and consulting costs associated with the development of the Blue Capital platform, as well as internal personnel costs.

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

Underwriting results for the MUSIC Run-Off segment for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2013	2012
Gross premiums written	$0.3	$1.3
Ceded reinsurance premiums	—	—
Net premiums written	0.3	1.3
Change in net unearned premiums	—	10.1
Net premiums earned	0.3	11.4

Loss and LAE - current year losses	—	(8.5)
Loss and LAE - prior year losses	(0.2)	0.3
Acquisition costs	(0.1)	(4.0)
General and administrative expenses	—	—
Underwriting income (loss)	$—	$(0.8)

Loss and LAE ratio	66.7%	72.0%
Acquisition cost ratio	33.3%	35.1%
General and administrative expense ratio	—%	—%
GAAP combined ratio	100.0%	107.1%

Premiums written and earned

During the three month periods ended March 31, 2013 and 2012, we assumed $0.3 million and $1.3 million of MUSIC’s premium writings, respectively.  Premiums written and earned in 2013 represented additional audit premium relating to policies written on or prior to December 31, 2011. Premiums written and earned during the 2012 period represented: (i) policies bound by MUSIC with an effective date on or prior to December 31, 2011; and (ii) additional audit premium relating to policies written on or prior to December 31, 2011.

We may be required to assume additional MUSIC premium writings in future periods, but we do not expect such additional writings to be significant.

All premiums written within the MUSIC Run-Off segment relate to the Property and Specialty Individual Risk line of business.

As of March 31, 2013, we had no remaining unearned premiums associated with the MUSIC Sale.

Loss and LAE Reserve Movements

The following table summarizes the loss and LAE reserve movements of the MUSIC Run-Off segment for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(Millions)	2013	2012
Gross and net unpaid loss and LAE reserves - beginning	$43.5	$38.3

Losses and LAE incurred:
Current year losses	—	8.5
Prior year losses	0.2	(0.3)
Total losses and LAE incurred	0.2	8.2

Losses and LAE paid and approved for payment	(3.2)	(4.1)

Gross and net unpaid loss and LAE reserves - ending	$40.5	$42.4

The following table summarizes the net loss and LAE ratios of the MUSIC Run-Off segment for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
	2013	2012
Loss and LAE ratio - current year	—%	74.6%
Loss and LAE ratio - prior year	66.7%	(2.6)%
Loss and LAE ratio	66.7%	72.0%

There were no individually significant loss events experienced within the MUSIC Run-Off segment during the first quarter of 2013 or 2012.

Underwriting Expenses

The MUSIC Run-Off segment’s acquisition cost ratio for the three month periods ended March 31, 2013 and 2012 reflects the ceding commission (the “MUSIC Ceding Commission”) associated with the business we have assumed from Selective in connection with the MUSIC Sale.  The MUSIC Ceding Commission was designed to reimburse Selective for its general and administrative costs incurred in support of the business it cedes to us. As a result of the MUSIC Ceding Commission, we have not incurred any general and administrative expenses within the MUSIC Run-Off segment during the periods presented.

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

Our Corporate and Other results for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Month Periods Ended March 31,
(Millions)	2013	2012
Gross premiums written	$0.6	$3.0
Reinsurance premiums ceded	(0.6)	(3.0)
Net premiums written	—	—
General and administrative expenses	(8.7)	(7.2)
Underwriting loss	$(8.7)	$(7.2)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151. The premiums associated with these intercompany arrangements during the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Month Period Ended March 31, 2013			Three Month Period Ended March 31, 2012
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written
Montpelier Bermuda	$(0.6)	$—	$(0.6)	$(3.0)	$—	$(3.0)
Montpelier Syndicate 5151	—	0.6	0.6	—	3.0	3.0
Total intercompany premiums	$(0.6)	$0.6	$—	$(3.0)	$3.0	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(Millions)	2013	2012
Operating expenses	$5.6	$4.9
Incentive compensation expenses	3.1	2.3
General and administrative expenses	$8.7	$7.2

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company. Operating expenses incurred during the first quarter of 2013 increased versus those of the comparable 2012 period, primarily as a result of the re-allocation of $0.8 million of the Company’s risk management expenses from Montpelier Bermuda to Corporate and Other.  This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives.

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

The increase in incentive compensation expenses incurred within Corporate and Other during the first quarter of 2013, versus the first quarter of 2012, is due to: (i) a greater number of outstanding RSUs attributable to our Corporate and Other activities; and (ii) the acceleration of the vesting of Mr. Busher’s outstanding RSUs awards.  See Note 12.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
($ in millions)	2013	2012
Investment income	$18.4	$19.1
Investment expenses	(2.0)	(1.5)
Net investment income	16.4	17.6
Net realized investment gains	9.1	28.2
Net unrealized investment gains (losses)	(9.8)	4.2
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	2.9	(3.3)
Credit Derivatives	(0.5)	0.6
Interest Rate Contracts	4.9	0.9
Investment Options and Futures	1.5	(0.5)
Net foreign currency transaction gains (losses) - investing activities	(4.7)	2.5
Total return on cash and investments ($)	$19.8	$50.2

Weighted average investment portfolio value, including cash (1)	$3,029	$2,952
Total return on cash and investments (%)	0.7%	1.7%

(1)          Beginning in June 2012, our weighted average investment portfolio calculations exclude those cash and cash equivalents that served to collateralize Blue Water Re’s reinsurance operations (which totalled $89.0 million at March 31, 2013).  These assets generate virtually no investment income and the return on these invested assets is reflected in Blue Water Re’s underwriting result, and is included in our combined ratio.

Our total return on cash and investments for the first quarter of 2013 was lower than that of the first quarter of 2012, due primarily to significantly lower net realized and unrealized investment gains experienced in 2013.

Despite a higher average investment portfolio balance, our investment income decreased in the 2013 period, due to declines in market interest rates.

Investment expenses during the 2013 period were higher than those incurred during the 2012 period due to both an increase in the average value of the portfolio and changes in the allocation of invested balances among our investment managers.

During the first quarter of 2013 we experienced $0.7 million of net realized and unrealized investment losses consisting of $3.1 million in net realized and unrealized losses from our fixed maturity portfolio, $1.1 million in net realized and unrealized gains from our equity portfolio and $1.3 million in net realized and unrealized gains from our other investments.

The fixed maturity net losses we experienced during the first quarter of 2013 were largely the result of an increase in the U.S. Treasury yield curve as well as a widening of credit spreads on the fixed maturity investments we held versus that of U.S. Treasuries. The equity portfolio net gains we experienced during the 2013 period followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500. The other investment net gains we experienced during the 2013 period related primarily to a limited partnership investment that invests in distressed debt instruments.

During the first quarter of 2012 we experienced $32.4 million of net realized and unrealized investment gains consisting of $22.5 million in net realized and unrealized gains from our fixed maturity portfolio, $7.2 million in net realized and unrealized gains from our equity portfolio and $2.7 million in net realized and unrealized gains from our other investments.

The fixed maturity net gains we experienced during the first quarter of 2012 were largely the result of a decline in the U.S. Treasury yield curve as well as a tightening of credit spreads on the fixed maturity investments we held versus that of U.S. Treasuries. The equity portfolio net gains we experienced during the 2012 period followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that we significantly reduced our equity portfolio during the month of January. The other investment net gains we experienced during the 2012 period resulted from the favorable overall market conditions (for both fixed maturity investments and equity securities) that we experienced during the period.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our net gain (loss) from investment-rated derivative instruments was $8.8 million and $(2.3) million during the three month periods ended March 31, 2013 and 2012, respectively.  Each of our derivative instruments, as well as the income and loss derived therefrom during the periods presented, is further described in Note 6.

During the three month periods ended March 31, 2013 and 2012, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $(4.7) million and $2.5 million, respectively.  These foreign currency transaction gains and losses represent foreign exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

As of March 31, 2013, December 31, 2012 and March 31, 2012, our Level 3 investments measured at fair value, as defined in GAAP, totaled $23.1 million (or 0.9%), $124.3 million (or 4.5%) and $89.3 million (or 3.4%) of our total invested assets measured at fair value, respectively. During the first quarter of 2013, we transferred most of our bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case. We also increased our reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

We currently hold long and short fixed maturity investments with exposure to the Eurozone. The following table outlines the details of these holdings at March 31, 2013:

March 31, 2013 (Millions)	Fair value of long positions included in fixed maturity investments	Fair value of short positions included in liabilities	Fair value of net holdings	Cost or amortized cost of net holdings
Eurozone sovereign and agency debt:
Germany	$10.5	$(0.9)	$9.6	$9.5
Netherlands	6.5	—	6.5	6.4
Total Eurozone sovereign and agency debt	$17.0	$(0.9)	$16.1	$15.9

Eurozone corporate debt:
Austria	$1.5	$—	$1.5	$1.8
Finland	—	(1.6)	(1.6)	(1.4)
France	39.0	—	39.0	38.8
Germany	16.8	—	16.8	16.6
Ireland	12.7	—	12.7	12.7
Italy	15.6	—	15.6	16.2
Luxemburg	41.1	(12.2)	28.9	28.2
Netherlands	31.8	(6.7)	25.1	25.4
Spain	3.4	—	3.4	3.4
Total Eurozone corporate debt (1)	$161.9	$(20.5)	$141.4	$141.7

Eurozone asset-backed securities:
Ireland	$1.6	$—	$1.6	$1.6
Total Eurozone holdings	$180.5	$(21.4)	$159.1	$159.2

(1)          Of our total Eurozone corporate debt holdings at March 31, 2013, $47.3 million (amortized cost $47.2 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.

Net Foreign Exchange Losses

The following table summarizes the components of our consolidated net foreign exchange gains (losses) for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(Millions)	2013	2012
Net foreign currency transaction gains (losses) - investing activities	$(4.7)	$2.5
Net foreign currency transaction gains (losses) - other activities	25.8	(5.1)
Net foreign currency gains (losses)	$21.1	$(2.6)

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign currency transaction gains (losses) we experienced in connection with our investing activities during the periods presented.

The net foreign currency transaction gains (losses) we experienced in connection with our other activities represent net foreign exchange gains and losses resulting from: (i) Montpelier Bermuda’s premiums receivable that are denominated in currencies other than the U.S. dollar (Montpelier Bermuda’s functional currency); and (ii) Montpelier Syndicate 5151’s assets and liabilities that are denominated in currencies other than the British pound (Montpelier Syndicate 5151’s functional currency), including those denominated in U.S. dollars. These net transaction gains and losses do not include: (i) fluctuations associated with Montpelier Bermuda’s and Montpelier Syndicate 5151’s losses and LAE, which we record as favorable or unfavorable loss reserve development; (ii) the income or loss associated with those Foreign Exchange Contracts we enter into in order to mitigate the financial effects of certain foreign exchange rate fluctuations, see “Net Income From Derivative Instruments”; and (iii) any offsetting foreign currency translation gains and losses we recognize through our comprehensive income or loss associated with Montpelier Syndicate 5151’s assets and liabilities that are denominated in U.S. dollars.

The net foreign currency transaction gains (losses) we experienced during the periods presented associated with our other activities is primarily due to a strengthening (weakening) of the U.S. dollar against the British pound during such periods.

Net Income From Derivative Instruments

Our net income from derivative instruments was $4.6 million and $1.5 million during the three month periods ended March 31, 2013 and 2012, respectively.  Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue for the periods presented consisted of: (i) fees earned for transitional services provided to Selective during the 2012 period in connection with the MUSIC Sale; (ii) recognition of the proceeds from the Loss Development Cover; and (iii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms.

The following table summarizes our other revenue for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(Millions)	2013	2012
Services provided to third parties	$—	$0.3
Revenue from the Loss Development Cover	—	0.2
Other revenue	$—	$0.5

During the three month periods ended March 31, 2013 and 2012, our interest on funds advanced to ceding companies totaled less than $0.1 million.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the three month periods ended March 31, 2013 and 2012:

	Three Month Periods Ended March 31,
(Millions)	2013	2012
Interest expense and amortization of discount and issuance costs - 2022 Senior Notes	$3.4	$—
Interest expense and amortization of issuance costs - 2013 Senior Notes	—	3.5
Interest expense - Trust Preferred Securities	1.0	1.1
Letter of credit and trust fees	0.3	0.4
Interest and other financing expenses	$4.7	$5.0

We issued the 2022 Senior Notes on October 5, 2012, and the majority of the net proceeds were used to redeem the 2013 Senior Notes on November 5, 2012. The annual interest expense associated with the 2022 Senior Notes is consistent with that of the former 2013 Senior Notes.

Income Tax Provision

We are domiciled in Bermuda and have subsidiaries that are domiciled in the U.S., the U.K. and Switzerland. At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 31, 2035.

During the three month periods ended March 31, 2013 and 2012, we recorded an income tax provision of $0.2 million and zero million, respectively. The income tax provision we recorded during the 2013 period related to our U.K. operations. See Note 13.

During the three month periods ended March 31, 2013 and 2012, our Bermuda operations had pretax income of $84.1 million and $112.1 million, respectively.

During the three month periods ended March 31, 2013 and 2012, our U.K. operations had pretax income (losses) of $12.7 million and $(1.8) million, respectively. Of these U.K. entities, only MCL is in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of March 31, 2013 and December 31, 2012, we established U.K. deferred tax asset valuation allowances of $0.9 million and $3.8 million, respectively, against our existing U.K. gross deferred tax assets of $1.4 million and $4.4 million, respectively.

During the three month periods ended March 31, 2013 and 2012, our U.S. operations had pretax income of zero million and $0.1 million, respectively.  Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $14.0 million at March 31, 2013 and December 31, 2012.

During the three month periods ended March 31, 2013 and 2012, the income taxes relating to our Switzerland operations totaled less than $0.1 million.

Net Income Attributable to Non-Controlling Interest

During the three month period ended March 31, 2013, the net income attributable to Blue Capital’s third party investors totaled $1.2 million.

Dividends Declared on Preferred Shares

During the three month periods ended March 31, 2013 and, we declared $3.3 million in cash dividends on our Preferred Shares.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to holders of Preferred Shares and Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation and Capital Requirements” herein. We currently pay a regular dividend of $0.115 per Common Share per quarter and our Preferred Shares have a stated dividend rate of 8.875% per year. Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of March 31, 2013, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 2.7 years. If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments prior to maturity, potentially at a significant loss.

As of March 31, 2013, our sources of immediate and unencumbered liquidity consisted of: (i) $289.1 million of cash and cash equivalents; (ii) $217.4 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $278.8 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

We do not currently have a revolving credit facility because we anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of March 31, 2013 and December 31, 2012:

	March 31,	Dec. 31,
(Millions)	2013	2012
2022 Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total Debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,526.3	1,479.4
Total Capital available to the Company	$2,076.3	$2,029.4

Our total capital increased by $46.9 million during the first quarter of 2013 as a result of our recording comprehensive income available to the Company of $91.9 million, recognizing $1.3 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $9.5 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $36.8 million of Common Shares.

The 2022 Senior Notes bear interest at a fixed rate of 4.70% per annum, payable semi-annually in arrears on April 15 and October 15 of each year and were issued at a price of 99.682% of their principal amount, providing an effective yield to investors of 4.74%.  We may redeem the 2022 Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, plus accrued and unpaid interest.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of March 31, 2013 and December 31, 2012, our debt to capital ratio (which, as defined in such agreements, is the amount of our 2022 Senior Notes outstanding divided by the sum of: (i)  the amount of our 2022 Senior Notes outstanding; and (ii) the amount of our total shareholders’ equity available to the Company, expressed as a percentage) was 15.2% and 15.5%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook).

We established the Reinsurance Trust as a means of providing statutory credit to Montpelier Re’s cedants and the Lloyd’s Capital Trust as a means of satisfying Lloyd’s capital requirements.  As a result of these, and other, trust arrangements we currently utilize, our ongoing reliance on letter of credit facilities has been significantly reduced. See Note 5 of the Notes to Consolidated Financial Statements.

Regulation and Capital Requirements

Our holding company and insurance and reinsurance operations are subject to regulation and capital requirements established by supervisors in multiple jurisdictions.  See Note 11 for detailed information concerning our regulatory and capital requirements.

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

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of March 31, 2013, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

We experienced a net increase in our cash and cash equivalents of $213.7 million and $98.5 million during the first quarters of 2013 and 2012, respectively.

We generated $48.0 million and $48.7 million of net cash and cash equivalents from our operations during the 2013 and 2012 periods, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses and operating expenses paid.

Our investment activities provided net cash and cash equivalents of $188.6 million and $86.6 million during the 2013 and 2012 periods, respectively.  These investing activities were the principal reason for the increase in our cash and cash equivalents from March 31, 2012 to March 31, 2013. The additional cash and cash equivalents raised from our investment portfolio during the first quarter of 2013 was primarily used to provide additional collateral (in the form of cash) in support of Blue Capital’s reinsurance operations.

Our financing activities used net cash and cash equivalents of $16.9 million and $42.2 million during the 2013 and 2012 periods, respectively. The decrease in cash used during the 2013 period is due primarily to the receipt of a $31.4 million investment in Blue Capital by third parties.

Detailed information regarding our cash flows for the three month periods ended March 31, 2013 and 2012, follows:

For the three month period ended March 31, 2013:

Our cash flows provided from operations totaled $48.0.

Our cash flows provided from investing activities totaled $188.6 million, resulting from the following:

•                  we received $151.2 million from net sales of fixed maturity investments,

•                  we received $44.7 million from net sales of equity securities and other investments,

•                  we paid $3.0 million in settlements of investment-related derivative instruments,

•                  we had a $2.5 million decrease in our restricted cash,

•                  we paid $6.4 million in investment performance fees, and

•                  we paid $0.4 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $16.9 million, resulting from the following:

•                  we paid $38.7 million to repurchase Common Shares,

•                  we received $31.4 million from third party investors in Blue Capital, and

•                  we paid $9.6 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $6.0 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

For the three month period ended March 31, 2012:

Our cash flows provided from operations totaled $48.7 million.

Our cash flows provided from investing activities totaled $86.6 million, resulting from the following:

•                  we paid $30.4 million for net purchases of fixed maturity investments,

•                 we received $77.0 million from net sales of equity securities and other investments,

•                  we paid $1.0 million of closing expenses associated with the MUSIC Sale,

•                  we paid $4.5 million in settlements of investment-related derivative instruments,

•                  we had a $45.6 million decrease in our restricted cash, and

•                  we paid $0.1 million to acquire capitalized assets.

Our cash flows provided from financing activities totaled $42.2 million, resulting from the following:

•                  we paid $32.5 million to repurchase Common Shares, and

•                  we paid $9.7 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $5.4 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at March 31, 2013:

(Millions) Rating / Type	Fair Value at March 31, 2013
AAA	$352.4
U.S. Government and agencies (AA+)	536.1
AA	452.7
A	344.5
BBB	279.2
Below BBB	513.7
Not rated (primarily participation in bank loans)	13.0

Total fixed maturities	$2,491.6

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three month period ended March 31, 2013.  As of March 31, 2013 and December 31, 2012, our best estimate for gross unpaid loss and LAE reserves was $1,035.3 million and $1,112.4 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $948.7 million and $1,009.7 million, respectively. As of March 31, 2013 and December 31, 2012, IBNR represented 60% and 57% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of March 31, 2013, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $142.3 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three month period ended March 31, 2013.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three month period ended March 31, 2013.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Share-Based Compensation

On the basis of the Company’s results achieved (as measured by our increase in FCBVPCS) during the first three months of 2013, the Company anticipated issuing 498,954 Variable RSUs for the 2013-2016 award cycle as of March 31, 2013, or an amount equal to the Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2013 to 2016 award cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2014.  See Note 12.

If our results for the balance of 2013 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2013 would be $1.5 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $17.7 million to $8.5 million.  Additionally, our Variable RSUs outstanding would decrease by 498,954.

If our results for the balance of 2013 were to develop favorably, resulting in the maximum possible (200% of Target)  payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2013 would be $1.5 million deficient and the RSU expense that we would expect to incur in future periods would increase from $17.7 million to $26.9 million.  Additionally, our Variable RSUs outstanding would increase by 498,954.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2012 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2013, there were no material changes to our market risks as described in the 2012 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2013, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation disclosed in Note 4, we had no other unresolved legal proceedings, other than those involving insurance or reinsurance contract disputes in the normal course of business, at March 31, 2013.

Item 1A.      Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in the 2012 Form 10-K, as filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risks not presently known to us or currently deemed immaterial may also impair our business or results of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2013	346,700	$23.65	346,700
February 1 - February 28, 2013	411,500	24.86	411,500
March 1 - March 31, 2013	266,600	25.42	266,600
Total	1,024,800	$24.60	1,024,800	$248,862,422

(1)   As of July 30, 2012, the Company had a Common Share repurchase authorization of $45.7 million remaining from its authorization granted by the Board on November 16, 2010.  On July 31, 2012, the Board increased the Company’s total share repurchase authorization by $250.0 million to a total of $295.7 million, of which $248.9 million remained at March 31, 2013. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

On March 7, 2013, the Board authorized the private purchase of 469,222 Common Shares from Mr. Busher, the Company’s COO and Head of European Operations.  The price paid to Mr. Busher  was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached. See Note 14.  This transaction did not serve to reduce the Company’s Common Share repurchase authorization.

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

10.1

Transition Letter dated February 21, 2013, among Montpelier Re Holdings Ltd. and Thomas G.S. Busher (incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 25, 2013).

11	Statement Re: Computation of Per Share Earnings (included as Note 9 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

		Name:	Michael S. Paquette
		Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 3, 2013