Form 10-Q
period 2013-06-30
MONTPELIER RE HOLDINGS LTD
filed 2013-08-02
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, the registrant had 50,734,655 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except share amounts)	2013	2012
Assets
Fixed maturity investments, at fair value (amortized cost: $2,519.4 and $2,662.2)	$2,506.2	$2,738.6
Equity securities, at fair value (cost: $114.7 and $38.1)	116.1	40.9
Other investments (cost: $72.5 and $143.1)	80.1	138.5
Total investments	2,702.4	2,918.0
Cash and cash equivalents	438.7	330.8
Restricted cash	115.6	70.6
Reinsurance recoverable on unpaid losses	80.3	102.7
Reinsurance recoverable on paid losses	26.8	6.7
Insurance and reinsurance premiums receivable	341.3	222.9
Unearned reinsurance premiums ceded	48.9	22.2
Deferred insurance and reinsurance acquisition costs	60.2	48.4
Accrued investment income	14.7	15.2
Unsettled sales of investments	79.9	48.9
Other assets	26.9	23.7

Total Assets	$3,935.7	$3,810.1
Liabilities
Loss and loss adjustment expense reserves	$1,003.7	$1,112.4
Debt	399.1	399.1
Unearned insurance and reinsurance premiums	413.9	270.1
Insurance and reinsurance balances payable	89.9	54.0
Liability for investment securities sold short	110.9	138.8
Unsettled purchases of investments	206.9	148.7
Accounts payable, accrued expenses and other liabilities	42.0	57.6

Total Liabilities	2,266.4	2,180.7

Commitments and Contingent Liabilities (See Note 10)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares, at par value - issued 52,183,346 and 56,711,141 shares	0.1	0.1
Additional paid-in capital	942.2	1,056.0
Common Shares held in treasury, at cost: 1,163,239 and 1,441,451 shares	(18.2)	(23.1)
Retained earnings	502.4	449.7
Accumulated other comprehensive loss	(6.5)	(3.3)

Total Shareholders’ Equity available to the Company	1,570.0	1,629.4

Non-controlling interest	99.3	—

Total Shareholders’ Equity	1,669.3	1,629.4

Total Liabilities and Shareholders’ Equity	$3,935.7	$3,810.1

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods Ended		Six Month Periods Ended
	June 30,		June 30,
(In millions of U.S. dollars, except per share amounts)	2013	2012	2013	2012
Revenues
Gross insurance and reinsurance premiums written	$242.7	$253.5	$503.9	$513.2
Ceded reinsurance premiums	(44.9)	(42.7)	(80.1)	(82.4)

Net insurance and reinsurance premiums written	197.8	210.8	423.8	430.8
Change in net unearned insurance and reinsurance premiums	(58.9)	(64.4)	(125.2)	(123.9)

Net insurance and reinsurance premiums earned	138.9	146.4	298.6	306.9
Net investment income	16.7	17.2	33.1	34.8
Net realized and unrealized investment gains (losses)	(61.2)	13.3	(61.9)	45.7
Net foreign currency gains (losses)	(5.3)	2.9	15.8	0.3
Net income (loss) from derivative instruments	(12.2)	2.1	(7.6)	3.6
Other revenue	—	0.2	—	0.7

Total revenues	76.9	182.1	278.0	392.0
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	46.8	57.2	97.4	101.2
Insurance and reinsurance acquisition costs	22.6	23.6	44.7	48.4
General and administrative expenses	26.4	31.0	53.3	56.7
Non-underwriting expenses:
Interest and other financing expenses	4.7	4.8	9.4	9.8

Total expenses	100.5	116.6	204.8	216.1

Income (loss) before income taxes	(23.6)	65.5	73.2	175.9
Income tax benefit	0.4	—	0.2	—

Net income (loss)	(23.2)	65.5	73.4	175.9

Net income attributable to non-controlling interest	(0.7)	—	(1.9)	—

Net income (loss) available to the Company	(23.9)	65.5	71.5	175.9

Dividends declared on Preferred Shares	(3.4)	(3.4)	(6.7)	(6.7)

Net income (loss) available to the Company’s common shareholders	$(27.3)	$62.1	$64.8	$169.2

Net income (loss)	$(23.2)	$65.5	$73.4	175.9

Net change in foreign currency translation	0.3	(1.6)	(3.2)	(1.2)

Comprehensive income (loss)	(22.9)	63.9	70.2	174.7

Net income attributable to non-controlling interest	(0.7)	—	(1.9)	—

Comprehensive income (loss) available to the Company	$(23.6)	$63.9	$68.3	$174.7

Per share data:
Basic and diluted earnings (loss) per Common Share	$(0.52)	$1.06	$1.19	$2.82
Dividends declared per Common Share	0.115	0.105	0.23	0.21

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Month Periods Ended June 30, 2013 and 2012

Unaudited

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interest

Opening balances at January 1, 2013	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)	$—

Net income	73.4	—	—	—	—	71.5	—	1.9
Net change in foreign currency translation	(3.2)	—	—	—	—	—	(3.2)	—
Repurchases of Common Shares	(113.6)	—	—	(113.6)	—	—	—	—
Issuances of Common Shares from treasury	—	—	—	(4.9)	4.9	—	—	—
Expense recognized for RSUs	6.8	—	—	6.8	—	—	—	—
RSUs withheld for income taxes	(2.1)	—	—	(2.1)	—	—	—	—
Third party investment in Blue Capital	97.4	—	—	—	—	—	—	97.4
Dividends declared on Common Shares	(12.1)	—	—	—	—	(12.1)	—	—
Dividends declared on Preferred Shares	(6.7)	—	—	—	—	(6.7)	—	—

Ending balances at June 30, 2013	$1,669.3	$150.0	$0.1	$942.2	$(18.2)	$502.4	$(6.5)	$99.3

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interest

Opening balances at January 1, 2012	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)	$—

Net income	175.9	—	—	—	—	175.9	—	—
Net change in foreign currency translation	(1.2)			—	—	—	(1.2)	—
Repurchases of Common Shares	(85.6)	—	—	(76.6)	(9.0)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(0.8)	0.8	—	—	—
Expense recognized for RSUs	5.3	—	—	5.3	—	—	—	—
RSUs withheld for income taxes	(0.2)			(0.2)	—	—	—	—
Dividends declared on Common Shares	(12.1)	—	—	—	—	(12.1)	—	—
Dividends declared on Preferred Shares	(6.7)	—	—	—	—	(6.7)	—	—

Ending balances at June 30, 2012	$1,624.7	$150.0	$0.1	$1,093.3	$(30.2)	$416.8	$(5.3)	$—

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Month Periods Ended
	June 30,
(In millions of U.S. dollars)	2013	2012

Cash flows from operations:
Net income	$73.4	$175.9
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment losses (gains)	61.9	(45.7)
Net amortization and depreciation of assets and liabilities	5.3	6.8
Expense recognized for RSUs	6.8	5.3
Net change in:
Loss and loss adjustment expense reserves	(84.9)	(46.0)
Reinsurance recoverable on paid and unpaid losses	(14.1)	2.5
Unearned insurance and reinsurance premiums	152.5	153.0
Insurance and reinsurance balances payable	38.8	34.0
Unearned reinsurance premiums ceded	(27.3)	(29.1)
Deferred insurance and reinsurance acquisition costs	(13.9)	(6.8)
Insurance and reinsurance premiums receivable	(125.7)	(140.5)
Other assets	(3.8)	(2.2)
Accounts payable, accrued expenses and other liabilities	1.2	5.8
Other	(11.8)	1.6
Net cash and cash equivalents provided from operations	58.4	114.6

Cash flows from investing activities:
Purchases of fixed maturity investments	(2,911.7)	(1,904.9)
Purchases of equity securities	(154.5)	(102.2)
Purchases of other investments	—	(20.7)
Sales, maturities, calls and pay downs of fixed maturity investments	3,060.8	2,018.9
Sales of equity securities	90.6	169.0
Sales and redemptions of other investments	67.1	16.1
Payment of closing expenses associated with the MUSIC Sale	—	(1.0)
Settlements of investment-related derivative instruments	(7.8)	(1.1)
Net change in restricted cash	(45.9)	39.6
Payment of accrued investment performance fees	(6.4)	—
Acquisitions of capitalized assets	(0.6)	(0.2)
Net cash and cash equivalents provided from investing activities	91.6	213.5

Cash flows from financing activities:
Repurchases of Common Shares	(114.7)	(83.9)
Third party investment in Blue Capital	97.4	—
Dividends paid on Common Shares	(12.6)	(12.6)
Dividends paid on Preferred Shares	(6.6)	(6.6)
Net cash and cash equivalents used for financing activities	(36.5)	(103.1)

Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(5.6)	(1.6)

Net increase in cash and cash equivalents during the period	107.9	223.4
Cash and cash equivalents - beginning of year	330.8	340.3
Cash and cash equivalents - end of period	$438.7	$563.7

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

Detailed financial information about each of the Company’s reportable segments for the three and six month periods ended June 30, 2013 and 2012 is presented in Note 8.  The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 8.

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

The Cells have invested in: (i)  fully-collateralized reinsurance-linked contracts by subscribing for non-voting redeemable preference shares issued by Blue Water Re, with each series of such preference shares linked to a specific reinsurance contract with a third-party ceding company; and (ii) other insurance-linked securities offered by entities other than Blue Water Re.

As of June 30, 2013 and December 31, 2012, Montpelier Re’s investment in the BCAP Cell totaled $39.8 million and $23.4 million, respectively.

In October 2012 the Company established the Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”), a closed-ended, publicly-listed, mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  In December 2012 Montpelier and third parties invested $50.0 million and $50.1 million, respectively, in the BCGR Listed Fund. In May 2013 third parties invested an additional $52.3 million in the BCGR Listed Fund.

The BCGR Listed Fund is considered a “voting interest entity” under GAAP and, since Montpelier currently owns less than 50% of its outstanding ordinary shares, the Company does not consolidate the BCGR Listed Fund’s net assets or operations within its consolidated financial statements or within the Blue Capital segment.

During the first six months of 2013, $144.7 million of the BCGR Listed Fund’s assets were initially invested into the BCGR Cell.   The Company has determined that, because the preference shares issued by Blue Water Re and the Cells do not carry voting rights, Blue Water Re and the Cells are considered “variable interest entities” under GAAP.  Management has also determined that the Company, through BCIML’s insurance management agreement, has a controlling financial interest in these entities.  As a result, Blue Water Re and the Cells are fully-consolidated within the Company’s financial statements with the interests attributable to third party investors being reported as a non-controlling interest.

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

As of June 30, 2013 and December 31, 2012, Montpelier Re had remaining loss and LAE reserves of $37.5 million and $43.5 million, respectively, under the MUSIC Quota Share.  As of those dates, Montpelier Re had not incurred any losses under the Loss Development Cover.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of June 30, 2013 and December 31, 2012, Montpelier’s provision for doubtful accounts was $3.9 million and $3.8 million, respectively.

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

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Opening Rate January 1, 2013	Closing Rate June 30, 2013	Opening Rate January 1, 2012	Closing Rate June 30, 2012
British Pound (GBP)	1.6234	1.5212	1.5617	1.5570
Swiss Franc (CHF)	1.0924	1.0583	1.0634	1.0546

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income (loss) from derivative instruments are presented net of any associated performance fees.  Montpelier incurred (reversed) performance fees related to its investments and investment-related derivative instruments of $(0.6) million and $0.6 million during the three month periods ended June 30, 2013 and 2012, respectively, and $0.6 million and $2.8 million during the six month periods ended June 30, 2013 and 2012, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  Restricted cash of $115.6 million at June 30, 2013 consisted of $103.3 million of collateral supporting investment securities sold short and derivative positions and $12.3 million of foreign deposit accounts held at Lloyd’s.  Restricted cash of $70.6 million at December 31, 2012 consisted of $57.1 million of collateral supporting investment securities sold short and derivative positions and $13.5 million of foreign deposit accounts held at Lloyd’s.

As of June 30, 2013 and December 31, 2012, $2.4 million and $47.4 million, respectively, of Montpelier’s cash equivalents represented repurchase agreements which were fully collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Common Shares Held in Treasury

Common Shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of June 30, 2013 and December 31, 2012, the Company had inception-to-date gains from issuances of its treasury shares of $0.1 million and $0.6 million, respectively, which have been recorded as additional paid-in capital on the Company’s consolidated balance sheets. See Note 7.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At June 30, 2013 and December 31, 2012, funds withheld balances of $3.1 million and $4.1 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Non-Controlling Interest

The following table summarizes the movements in the non-controlling interest balance during the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012
Non-controlling interest - beginning	$32.6	$—	$—	$—
Amounts invested into the BCGR Cell on behalf of third parties	66.0	—	97.4	—
Income attributable to non-controlling interest	0.7	—	1.9	—

Non-controlling interest - ending	$99.3	$—	$99.3	$—

NOTE 2.  Loss and LAE Reserve Movements

The following table summarizes Montpelier’s loss and LAE reserve movements for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012
Gross unpaid loss and LAE reserves - beginning	$1,035.3	$1,035.7	$1,112.4	$1,077.1
Reinsurance recoverable on unpaid losses - beginning	(86.6)	(71.1)	(102.7)	(77.7)
Net unpaid loss and LAE reserves - beginning	948.7	964.6	1,009.7	999.4

Losses and LAE incurred:
Current year losses	94.5	73.9	163.5	146.6
Prior year losses	(47.7)	(16.7)	(66.1)	(45.4)
Total incurred losses and LAE	46.8	57.2	97.4	101.2

Net foreign currency translation movements on loss and LAE reserves	1.4	(8.8)	(21.3)	(1.2)

Losses and LAE paid and approved for payment:
Current year losses	(10.0)	(6.9)	(14.6)	(9.1)
Prior year losses	(63.5)	(55.0)	(147.8)	(139.2)
Total losses and LAE paid and approved for payment	(73.5)	(61.9)	(162.4)	(148.3)

Net unpaid loss and LAE reserves - ending	923.4	951.1	923.4	951.1
Reinsurance recoverable on unpaid losses - ending	80.3	78.8	80.3	78.8
Gross unpaid loss and LAE reserves - ending	$1,003.7	$1,029.9	$1,003.7	$1,029.9

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

Prior Year Loss and LAE Development — three and six month periods ended June 30, 2013

During the second quarter of 2013, Montpelier experienced $47.7 million in net favorable development on prior year loss and LAE reserves.  This net favorable development related to the following events and factors:

•                            IBNR reductions associated with Montpelier Bermuda’s medical malpractice class of business ($7.1 million decrease),

•                            The commutation/settlement of several prior year contracts ($5.4  million decrease),

•                            2011 Japan earthquake ($4.7 million decrease),

•                            2012 Hurricane Sandy ($4.4 million decrease), and

•                            2012 Costa Concordia accident ($2.2 million decrease).

In addition to the foregoing, claims reported to Montpelier during the second quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding Hurricane Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $7.5  million during the second quarter of 2013.

The remaining net favorable development on prior year loss and LAE reserves recognized during the second quarter of 2013 related to several smaller adjustments made across multiple classes of business.

During the six month period ended June 30, 2013, Montpelier experienced $66.1 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2013 also included the following events and factors recognized during the first quarter of 2013:

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

In addition to the foregoing, claims reported to Montpelier during the first quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $11.9 million during the first quarter of 2013.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first quarter of 2013 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — three and six month periods ended June 30, 2012

During the second quarter of 2012, Montpelier experienced $16.7 million in net favorable development on prior year loss and LAE reserves.  This net favorable development related to the following events and factors:

•                            IBNR reductions within the Other Specialty - Treaty line of business ($13.1 million decrease, $5.0 million of which related specifically to Montpelier Bermuda’s medical malpractice class of business),

•                            An individual risk loss incurred during 2008 at Montpelier Bermuda ($5.1 million increase), and

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

In addition to the foregoing, claims reported to Montpelier during the first quarter of 2012 indicated that the non-catastrophe property and casualty IBNR it initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $9.8 million during the first quarter of 2012.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first quarter of 2012 related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier’s prior year losses and LAE incurred included foreign currency transaction gains (losses) of $6.1 million and $(2.0) million during the three month periods ended June 30, 2013 and 2012, respectively, and $(6.7) million and $0.6 million during the six month periods ended June 30, 2013 and 2012, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier’s loss and LAE reserves included foreign currency translation gains (losses) of $(1.4) million and $8.8 million during the three month periods ended June 30, 2013 and 2012, respectively, and $21.3 million and $1.2 million during the six month periods ended June 30, 2013 and 2012, respectively. Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

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

Earned reinsurance premiums ceded were $32.1 million and $29.7 million for the three month periods ended June 30, 2013 and 2012, respectively, and $53.0 million and $53.3 million for the six month periods ended June 30, 2013 and 2012, respectively.  Net increases in estimated ultimate reinsurance recoveries included in loss and LAE were $22.3 million and $10.3 million for the three month periods ended June 30, 2013 and 2012, respectively, and $12.1 million and $6.5 million for the six month periods ended June 30, 2013 and 2012, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses as of June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013		December 31, 2012
Rating	Amount	% of Total	Amount	% of Total
A+	$6.5	24%	$1.3	19%
A	10.8	41	1.7	26
A-	5.7	21	1.8	27
Unrated by A.M. Best	3.8	14	1.9	28
Total reinsurance recoverable on paid losses	$26.8	100%	$6.7	100%

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on unpaid losses at June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013		December 31, 2012
Rating	Amount	% of Total	Amount	% of Total
A+	$26.4	33%	$30.4	30%
A	34.0	42	36.9	36
A-	2.9	4	8.3	8
Unrated by A.M. Best	17.0	21	27.1	26
Total reinsurance recoverable on unpaid losses	$80.3	100%	$102.7	100%

Montpelier’s unrated reinsurance recoverables as of June 30, 2013 and December 31, 2012, relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of June 30, 2013, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s  fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	June 30, 2013		December 31, 2012
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value

Fixed maturity investments:
Corporate debt securities	$850.0	$854.7	$1,002.9	$1,037.7
Residential mortgage-backed securities	644.9	637.2	616.2	630.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	449.7	435.3	466.4	473.0
Commercial mortgage-backed securities	162.1	163.9	148.6	155.6
Debt securities issued by non-U.S. governments and their agencies	92.9	88.3	109.4	113.3
Debt securities issued by U.S. states and political subdivisions	53.2	56.3	65.2	72.2
Other debt obligations	266.6	270.5	253.5	256.8
Total fixed maturity investments	$2,519.4	$2,506.2	$2,662.2	$2,738.6

Equity securities:
Exchange-listed funds	$103.0	$104.1	$25.0	$26.9
Other	11.7	12.0	13.1	14.0
Total equity securities	$114.7	$116.1	$38.1	$40.9

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of June 30, 2013, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.4 years (inclusive of fixed maturity short positions).

As of June 30, 2013, 68% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 11% were rated “BBB” (Good) by Standard & Poor’s and 21% were either unrated or rated below “BBB”.

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $88.6 million and $127.8 million as of June 30, 2013 and December 31, 2012, respectively.  Montpelier also had open short equity and investment option and future positions of $22.3 million and $11.0 million at June 30, 2013 and December 31, 2012, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $2.6 million and $(4.0) million as of June 30, 2013 and December 31, 2012, respectively.

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	June 30, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:

Limited partnership interests and private investment funds	$69.6	$69.6	$76.6	$76.6
Investment in the BCGR Listed Fund	1.4	1.4	50.0	50.0
Total other investments at net asset value	$71.0	$71.0	$126.6	$126.6

Other investments carried at fair value:
Limited partnership interests and private investment funds	$1.1	$0.7	$15.8	$12.7
Derivative instruments	0.4	8.4	0.7	(0.8)
Total other investments carried at fair value	$1.5	$9.1	$16.5	$11.9

Other investments	$72.5	$80.1	$143.1	$138.5

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

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures (long) and the LIBOR Swap as of June 30, 2013 and December 31, 2012.  See Note 6.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$850.5	$4.2	$854.7
Residential mortgage-backed securities	—	637.2	—	637.2
Debt securities issued/sponsored by the U.S. Treasury and its agencies	342.2	93.1	—	435.3
Commercial mortgage-backed securities	—	163.9	—	163.9
Debt securities issued by non-U.S. governments and their agencies	—	88.3	—	88.3
Debt securities issued by U.S. states and political subdivisions	—	56.3	—	56.3
Other debt obligations	—	242.0	28.5	270.5
Total fixed maturity investments	$342.2	$2,131.3	$32.7	$2,506.2

Equity securities:
Exchange-listed funds	$75.6	$28.5	$—	$104.1
Other	10.5	1.5	—	12.0
Total equity securities	$86.1	$30.0	$—	$116.1

Other investments carried at fair value	$—	$8.4	$0.7	$9.1
Total investments carried at fair value	$428.3	$2,169.7	$33.4	$2,631.4

Other investments carried at net asset value	$—	$57.7	$13.3	$71.0

Total investments	$428.3	$2,227.4	$46.7	$2,702.4

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$942.3	$95.4	$1,037.7
Residential mortgage-backed securities	—	630.0	—	630.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	267.5	205.5	—	473.0
Commercial mortgage-backed securities	—	155.6	—	155.6
Debt securities issued by non-U.S. governments and their agencies	1.0	112.3	—	113.3
Debt securities issued by U.S. states and political subdivisions	—	72.2	—	72.2
Other debt obligations	—	240.6	16.2	256.8
Total fixed maturity investments	$268.5	$2,358.5	$111.6	$2,738.6

Equity securities:
Exchange-listed funds	$—	$26.9	$—	$26.9
Industrial	4.7	—	—	4.7
Consumer goods	4.3	—	—	4.3
Utilities	1.9	—	—	1.9
Other	3.1	—	—	3.1
Total equity securities	$14.0	$26.9	$—	$40.9

Other investments carried at fair value	$—	$(0.8)	$12.7	$11.9
Total investments carried at fair value	$282.5	$2,384.6	$124.3	$2,791.4

Other investments carried at net asset value	$—	$102.8	$23.8	$126.6

Total investments	$282.5	$2,487.4	$148.1	$2,918.0

Level 1 Securities

Montpelier’s investments classified as Level 1 as of June 30, 2013 and December 31, 2012, consisted of U.S. Treasuries, debt securities issued by foreign governments and long equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of June 30, 2013 and December 31, 2012, approximately 22% and 17%, respectively, of Montpelier’s open short fixed maturity positions, and all of Montpelier’s short equity positions, were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of June 30, 2013 and December 31, 2012, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of June 30, 2013 and December 31, 2012, approximately 78% and 83%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no transfers between Levels 1 and 2 during the three and six month periods ended June 30, 2013 and 2012.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of June 30, 2013 and December 31, 2012 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.

Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information.

Other debt obligations.  Montpelier’s Level 3 other debt obligations represent tranches of collateralized loan obligations that are priced using non-binding broker quotes which may not be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments at June 30, 2013 and December 31, 2012 include investments in limited partnerships and private investment funds that invest in distressed mortgages.  The fair value of these investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of June 30, 2013 and December 31, 2012, the Company’s Level 3 investments measured at fair value represented 1.3% and 4.5% of its total investments measured at fair value, respectively.  As of June 30, 2013 and December 31, 2012, the Company’s total Level 3 investments represented 1.7% and 5.1% of its total investments, respectively.

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ended June 30, 2013 and 2012:

	Three Month Period Ended June 30, 2013
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$3.1	$1.3	$(0.2)	$—	$—	$—	$4.2
Other debt obligations	18.8	10.4	(1.5)	—	0.8	—	28.5
Total fixed maturity investments	21.9	11.7	(1.7)	—	0.8	—	32.7
Other investments	1.2	—	(0.7)	(0.5)	0.7	—	0.7
Total Level 3 investments at fair value	$23.1	$11.7	$(2.4)	$(0.5)	$1.5	$—	$33.4

	Six Month Period Ended June 30, 2013
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$95.4	$9.0	$(25.5)	$(4.2)	$10.4	$(80.9)	$4.2
Other debt obligations	16.2	29.9	(6.0)	—	1.2	(12.8)	28.5
Total fixed maturity investments	111.6	38.9	(31.5)	(4.2)	11.6	(93.7)	32.7
Other investments	12.7	—	(11.6)	1.5	(1.9)	—	0.7
Total Level 3 investments at fair value	$124.3	$38.9	$(43.1)	$(2.7)	$9.7	$(93.7)	$33.4

	Three Month Period Ended June 30, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$52.1	$32.5	$(9.2)	$(0.1)	$0.3	$75.6
Other debt obligations	8.8	—	(1.4)	—	(0.1)	7.3
Total fixed maturity investments	60.9	32.5	(10.6)	(0.1)	0.2	82.9
Other investments	28.4	—	(2.8)	1.0	(0.6)	26.0
Total Level 3 investments at fair value	$89.3	$32.5	$(13.4)	$0.9	$(0.4)	$108.9

	Six Month Period Ended June 30, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$44.7	$81.5	$(52.1)	$0.5	$1.0	$75.6
Other debt obligations	9.7	—	(2.4)	—	—	7.3
Total fixed maturity investments	54.4	81.5	(54.5)	0.5	1.0	82.9
Other investments	29.3	—	(4.8)	1.3	0.2	26.0
Total Level 3 investments at fair value	$83.7	$81.5	$(59.3)	$1.8	$1.2	$108.9

During the first quarter of 2013, Montpelier transferred most of its bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case.  Additionally, Montpelier has increased its reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

There were no transfers of Level 3 investments during the three month period ended June 30, 2013 or the  three or six month periods ended June 30, 2012.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three and six month periods ended June 30, 2013 and 2012, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues

Three Month Period Ended June 30, 2013:
Fixed maturity investments	$10.5	$(68.8)	$(0.2)	$(58.5)
Equity securities	0.3	(2.6)	(0.9)	(3.2)
Other investments	(3.9)	3.3	(5.4)	(6.0)
Three Month Period Ended June 30, 2012:
Fixed maturity investments	$6.1	$7.0	$(1.9)	$11.2
Equity securities	0.7	(0.9)	(0.8)	(1.0)
Other investments	0.6	(0.2)	2.5	2.9

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues

Six Month Period Ended June 30, 2013:
Fixed maturity investments	$21.9	$(83.3)	$(4.0)	$(65.4)
Equity securities	0.6	(1.8)	(2.0)	(3.2)
Other investments	(6.5)	7.2	0.2	0.9
Six Month Period Ended June 30, 2012:
Fixed maturity investments	$13.8	$21.8	$1.2	$36.8
Equity securities	23.2	(16.2)	(1.6)	5.4
Other investments	(1.4)	4.5	4.0	7.1

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

Net Investment Income

Montpelier’s net investment income for the three and six month periods ended June 30, 2013 and 2012 consisted of the following:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012
Fixed maturity investments	$18.7	$18.0	$36.7	$36.4
Cash and cash equivalents	0.1	0.1	0.2	0.2
Equity securities	—	0.1	0.2	0.2
Other investments	—	0.5	0.1	1.0
Total investment income	18.8	18.7	37.2	37.8
Investment expenses	(2.1)	(1.5)	(4.1)	(3.0)
Net investment income	$16.7	$17.2	$33.1	$34.8

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds (the “Blue Water Trusts”) established for the benefit of ceding companies.  As of June 30, 2013 and December 31, 2012, the fair value of all assets held in the Blue Water Trusts was $165.6 million and $22.5 million, which met the minimum value required on those dates.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of June 30, 2013 and December 31, 2012, the fair value of all assets held in the MUSIC Trust was $39.8 million and $45.4 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants and Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of June 30, 2013 and  December 31, 2012, the fair value of all assets held in the Reinsurance Trust was $335.3 million and $338.2 million, respectively, which met the minimum value required on those dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with its reduced collateral requirements in Florida.  As of June 30, 2013 and December 31, 2012, the fair value of all assets held in the FL Trust was $25.9 million and $26.0 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL.  As of June 30, 2013 and December 31, 2012, the fair value of all assets held in the Lloyd’s Capital Trust was $157.2 million and $149.6 million, respectively, which met the minimum value required on those dates.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  As of June 30, 2013 and December 31, 2012, the fair value of all assets held in the Premiums Trust Funds was $335.2 million and $371.9 million, respectively. See Note 11.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $2,973.6 million and  $1,840.1 million for the six month periods ended June 30, 2013 and 2012, respectively.  Maturities, calls and paydowns of investments totaled $244.9 million and $363.9 million for the six month periods ended June 30, 2013 and 2012, respectively.

Montpelier’s sales of investments for the six month period ended June 30, 2013, includes the portion of its investment in the BCGR Listed Fund ($47.3 million) that was deployed into, and received by, the BCGR Cell during the period. Whereas Montpelier fully consolidates the BCGR Cell’s assets and operations within its consolidated financial statements, it does not consolidate the BCGR Listed Fund’s assets or operations.

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

The net proceeds from the issuance of the 2022 Senior Notes, after deducting the issuance discount and debt issuance costs, were $296.4 million.  The net proceeds were used to redeem the 2013 Senior Notes and for general corporate purposes. The debt issuance costs of $2.7 million have been capitalized within other assets on the Company’s consolidated balance sheets and are being amortized over the life of the 2022 Senior Notes.

The carrying value of the 2022 Senior Notes at June 30, 2013 and December 31, 2012, was $299.1 million.

The Company incurred interest expense on the 2022 Senior Notes of $3.5 million and $7.0 million during the three and six month periods ended June 30, 2013, respectively. The Company paid $7.4 million in interest on the 2022 Senior Notes during the six month period ended June 30, 2013.

Senior Unsecured Debt Due 2013 (“2013 Senior Notes”)

During 2003 the Company issued $250.0 million of 2013 Senior Notes. The 2013 Senior Notes bore interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year and were scheduled to mature on August 15, 2013.

On November 5, 2012, the Company fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date.  At the time of redemption, the remaining principal amount of the 2013 Senior Notes was $227.9 million.

The Company incurred interest expense on the 2013 Senior Notes of $3.5 million and $7.0 million during the three and six month periods ended June 30, 2012, respectively.  The Company paid $7.0 million in interest on the 2013 Senior Notes during the six month period ended June 30, 2012.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.07% to 4.11% during the six month period ended June 30, 2013, and from 4.26% to 4.38% during the six month ended June 30, 2012.

The Company incurred interest expense on the Trust Preferred Securities of $1.1 million during each of the three month periods ended June 30, 2013 and 2012, respectively, and $2.1 million and $2.2 million during the six month periods ended June 30, 2013 and 2012, respectively.  The Company paid $2.1 million and $2.2 million in interest on the Trust Preferred Securities during the six month periods ended June 30, 2013 and 2012, respectively.

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

Letter of Credit Facilities

In the normal course of business, Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $32.1 million and $128.0 million at June 30, 2013 and December 31, 2012, respectively. The following table outlines these facilities as of June 30, 2013:

Secured operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date
Four Year Committed Facility	$75.0	$2.3	Oct. 2016
Bilateral Facility	75.0	23.0	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of June 30, 2013 and December 31, 2012, the Company and Montpelier Re were in compliance with all covenants.

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

As a means to manage its underwriting risk, Montpelier has entered into  ILW swap contracts (the “ILW Swaps”) which provide reinsurance-like protection for specific loss events associated with certain lines of its business.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded at June 30, 2013 and December 31, 2012 and the net income (loss) from such derivative instruments during the three and six month periods ended June 30, 2013 and 2012:

		June 30, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Units	Fair Value	Notional Units

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$4.8	308.0	$(1.1)	165.0
U.S. Dollars sold	Other Investments	(1.7)	266.5	1.6	155.2
Credit Derivatives	Other Investments	8.1	333.0	(0.4)	155.1
Interest Rate Contracts	Other Investments	(3.4)	1,822.0	(0.2)	137.8
Investment Options and Futures (long)	Other Investments	0.5	0.1	1.0	10.0
LIBOR Swap	Other Investments	0.1	100.0	(1.7)	100.0
ILW Swaps	Other Assets	2.0	25.0	0.1	3.0
Investment Options and Futures (short)	Liabilities	0.2	13.9	—	—

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
Income (Loss) From Derivative Instruments:	2013	2012	2013	2012
Foreign Exchange Contracts - underwriting activities	$(6.1)	$(0.9)	$(10.2)	$2.2
Foreign Exchange Contracts - investing activities	3.6	2.4	6.5	(0.9)
Credit Derivatives	(3.8)	1.5	(4.3)	2.1
Interest Rate Contracts	(3.8)	1.0	1.2	1.9
Investment Options and Futures	(3.1)	—	(1.6)	(0.5)
ILW Swaps	(0.5)	(0.3)	(0.6)	(0.3)
LIBOR Swap	1.5	(1.6)	1.4	(0.9)
Net income (loss) from derivative instruments	$(12.2)	$2.1	$(7.6)	$3.6

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

Montpelier’s open Foreign Exchange Contracts at June 30, 2013 were denominated in British pounds, Brazilian reals, New Zealand dollars, Japanese yen, European Union euros, Canadian dollars, Australian dollars, South African rands, Mexican pesos and Malaysian ringgits.  Montpelier’s open Foreign Exchange Contracts at December 31, 2012 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Australian dollars, Japanese yen and Brazilian reals

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of June 30, 2013 and December 31, 2012, Montpelier had open long option and future positions with fair values of $0.5 million and $1.0 million, respectively, and open short option and future positions with fair values of $0.2 million and zero million, respectively.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Swaps

In June 2013 Blue Water Re entered into an ILW Swap (the “Blue Water Re Swap”) with a third party in order to purchase protection against its Florida wind exposures from June 1, 2013 to December 31, 2013.  In return for a fixed payment of $0.5 million, Blue Water Re is entitled to receive a floating payment in the event of losses incurred by the insurance industry as a whole.  The maximum recovery to Blue Water Re is $5.0 million.  Through June 30, 2013, no industry loss event has occurred which would have triggered a recovery by Blue Water Re under the Blue Water Re Swap.

During the second quarter of 2013, Montpelier Bermuda entered into four ILW Swaps (the “Japan Wind Swaps”) with a third party in order to purchase protection against its Japan-based wind and flood exposures from April 1, 2013 to December 15, 2013.  In return for combined fixed payments totaling $2.0 million, Montpelier Re is entitled to receive floating payments in the event of losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under each Japan Wind Swap is $5.0 million, or $20.0 million in total.  Through June 30, 2013, no industry loss event has occurred which would have triggered a recovery by Montpelier Re under the Japan Wind Swaps.

In May 2012 Syndicate 5151 entered into an ILW Swap (the “Engineering Swap”) with a third party in order to purchase protection against its construction and engineering exposures from June 11, 2012 to June 30, 2013.  In return for a fixed payment of $0.3 million, Syndicate 5151 was entitled to receive a floating payment in the event of losses incurred by the insurance industry as a whole. The maximum recovery to Syndicate 5151 under the Engineering Swap was $3.0 million.  The Engineering Swap expired without any recovery to Syndicate 5151.

The fair value of the ILW Swaps are derived based on unobservable (Level 3) inputs.

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

The Preferred Shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.

Common Shares

The following table summarizes the Company’s Common Share activity during the six month periods ended June 30, 2013 and 2012:

	Six Month Periods Ended June 30,
(in Common Shares)	2013	2012
Beginning Common Shares outstanding	55,269,690	60,864,174
Acquisitions of Common Shares:
Common Shares repurchased and retired	(4,527,795)	(3,917,939)
Common Shares repurchased and placed in treasury	—	(431,800)
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	278,212	47,562
Ending Common Shares outstanding	51,020,107	56,561,997

As of June 30, 2013, the Company had 51,020,107 Common Shares outstanding consisting of 52,183,346 Common Shares issued less 1,163,239 Common Shares held in treasury.  As of December 31, 2012, the Company had 55,269,690 Common Shares outstanding consisting of 56,711,141 Common Shares issued less 1,441,451 Common Shares held in treasury.

2013 Common Share activity

The Company repurchased 4,058,573 Common Shares pursuant to a publicly announced share repurchase program at an average price of $25.16 per share during the first half of 2013. These Common Shares were subsequently retired.

On March 7, 2013, the Board authorized the private purchase of 469,222 Common Shares from Mr. Thomas G.S. Busher, the Company’s COO and Head of European Operations, in connection with his planned retirement.  The price paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached. See Note 14.

The Company issued 278,212 Common Shares to employees and directors in satisfaction of vested RSU obligations during the first half of 2013. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.5 million, which was recorded as a decrease to additional paid-in capital.

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

The Company issued 47,562 Common Shares to employees and directors in satisfaction of vested RSU obligations during the first half of 2012. See Note 13. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $0.1 million, which was recorded as an increase to additional paid-in capital.

Common Share Repurchase Authorization

As of June 30, 2013, the Company had a remaining share repurchase authorization of $172.0 million. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared cash dividends per Common Share totaling $0.115 and $0.105 during the three month periods ended June 30, 2013 and 2012, respectively and $0.23 and $0.21 during the six month periods ended June 30, 2013 and 2012, respectively.  The total amount of dividends paid to holders of Common Shares during each of the six month periods ended June 30, 2013 and 2012, was $12.6 million.  As of June 30, 2013 and December 31, 2012, the Company had $5.8 million and $6.4 million, respectively, of dividends payable to holders of Common Shares.

The Company declared cash dividends per Preferred Share totaling $0.555 during each of the three month periods ended June 30, 2013 and 2012, respectively, and $1.109 during each of the six month periods ended June 30, 2013 and 2012, respectively.  The total amount of dividends paid to holders of Preferred Shares during each of the six month periods ended June 30, 2013 and 2012, was $6.6 million.  As of June 30, 2013 and December 31, 2012, the Company had $3.4 million and $3.3 million, respectively, of dividends payable to holders of Preferred Shares.

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

The following table summarizes Montpelier’s identifiable assets by segment as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Montpelier Bermuda	$3,109.0	$3,126.5
Montpelier Syndicate 5151	555.7	552.9
Blue Capital	224.2	74.0
MUSIC Run-Off	39.9	48.9
Corporate and Other, including intercompany eliminations	6.9	7.8
Total assets	$3,935.7	$3,810.1

A summary of Montpelier’s statements of operations by segment for the three month period ended June 30, 2013 follows:

Three Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$160.6	$58.9	$22.6	$0.3	$0.3	$242.7
Ceded reinsurance premiums	(32.3)	(9.3)	(3.0)	—	(0.3)	(44.9)
Net premiums written	128.3	49.6	19.6	0.3	—	197.8
Change in net unearned premiums	(44.2)	(0.6)	(14.1)	—	—	(58.9)
Net premiums earned	84.1	49.0	5.5	0.3	—	138.9

Loss and LAE	(18.9)	(25.4)	(2.0)	(0.5)	—	(46.8)
Acquisition costs	(10.0)	(11.9)	(0.6)	(0.1)	—	(22.6)
General and administrative expenses	(8.6)	(7.9)	(0.9)	—	(9.0)	(26.4)
Underwriting income	46.6	3.8	2.0	(0.3)	(9.0)	43.1
Net investment income	15.2	1.3	—	0.2	—	16.7
Net investment and foreign exchange losses	(61.0)	(4.7)	—	(0.7)	(0.1)	(66.5)
Net loss from derivative instruments	(14.2)	0.5	—	—	1.5	(12.2)
Other revenue	(0.7)	(0.2)	0.2	—	0.7	—
Interest and other financing expenses	—	(0.5)	—	—	(4.2)	(4.7)
Loss before income taxes	$(14.1)	$0.2	$2.2	$(0.8)	$(11.1)	$(23.6)

A summary of Montpelier’s statements of operations by segment for the three month period ended June 30, 2012 follows:

Three Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$186.9	$63.4	$2.4	$0.2	$0.6	$253.5
Ceded reinsurance premiums	(40.5)	(1.6)	—	—	(0.6)	(42.7)
Net premiums written	146.4	61.8	2.4	0.2	—	210.8
Change in unearned premiums	(61.5)	(9.1)	(2.0)	8.2	—	(64.4)
Net premiums earned	84.9	52.7	0.4	8.4	—	146.4

Loss and LAE	(19.5)	(32.2)	—	(5.5)	—	(57.2)
Acquisition costs	(8.9)	(11.8)	—	(2.9)	—	(23.6)
General and administrative expenses	(11.0)	(11.2)	(0.8)	—	(8.0)	(31.0)
Underwriting income	45.5	(2.5)	(0.4)	—	(8.0)	34.6
Net investment income	16.4	0.5	—	0.3	—	17.2
Net investment and foreign exchange	8.9	7.5	—	—	(0.2)	16.2
Net income from derivative instruments	4.1	(0.2)	—	—	(1.8)	2.1
Other revenue	—	0.1	—	—	0.1	0.2
Interest and other financing expenses	(0.2)	(0.7)	—	—	(3.9)	(4.8)
Income before income taxes	$74.7	$4.7	$(0.4)	$0.3	$(13.8)	$65.5

A summary of Montpelier’s statements of operations by segment for the six month period ended June 30, 2013 follows:

Six Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$336.5	$128.7	$37.2	$0.6	$0.9	$503.9
Ceded reinsurance premiums	(58.2)	(18.0)	(3.0)	—	(0.9)	(80.1)
Net premiums written	278.3	110.7	34.2	0.6	—	423.8
Change in net unearned premiums	(93.0)	(7.3)	(24.9)	—	—	(125.2)
Net premiums earned	185.3	103.4	9.3	0.6	—	298.6

Loss and LAE	(26.2)	(68.5)	(2.0)	(0.7)	—	(97.4)
Acquisition costs	(18.8)	(24.8)	(0.9)	(0.2)	—	(44.7)
General and administrative expenses	(17.8)	(16.2)	(1.6)	—	(17.7)	(53.3)
Underwriting income	122.5	(6.1)	4.8	(0.3)	(17.7)	103.2
Net investment income	30.0	2.7	—	0.4	—	33.1
Net investment and foreign exchange losses	(69.1)	25.1	—	(0.8)	(1.3)	(46.1)
Net loss from derivative instruments	(6.7)	(2.3)	—	—	1.4	(7.6)
Other revenue	—	—	0.7	—	(0.7)	—
Interest and other financing expenses	(0.1)	(1.0)	—	—	(8.3)	(9.4)
Income before income taxes	$76.6	$18.4	$5.5	$(0.7)	$(26.6)	$73.2

A summary of Montpelier’s statements of operations by segment for the six month period ended June 30, 2012 follows:

Six Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$367.6	$138.1	$2.4	$1.5	$3.6	$513.2
Ceded reinsurance premiums	(67.1)	(11.7)	—	—	(3.6)	(82.4)
Net premiums written	300.5	126.4	2.4	1.5	—	430.8
Change in unearned premiums	(117.3)	(22.9)	(2.0)	18.3	—	(123.9)
Net premiums earned	183.2	103.5	0.4	19.8	—	306.9

Loss and LAE	(35.7)	(51.8)	—	(13.7)	—	(101.2)
Acquisition costs	(21.1)	(20.4)	—	(6.9)	—	(48.4)
General and administrative expenses	(20.9)	(19.8)	(0.8)	—	(15.2)	(56.7)
Underwriting income	105.5	11.5	(0.4)	(0.8)	(15.2)	100.6
Net investment income	33.2	1.0	—	0.6	—	34.8
Net investment and foreign exchange	45.2	0.6	—	0.3	(0.1)	46.0
Net income from derivative instruments	4.9	(0.2)	—	—	(1.1)	3.6
Other revenue	0.1	0.2	—	0.2	0.2	0.7
Interest and other financing expenses	(0.6)	(0.7)	—	—	(8.5)	(9.8)
Income before income taxes	$188.3	$12.4	$(0.4)	$0.3	$(24.7)	$175.9

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended June 30, 2013 and 2012:

Three Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$120.0	$0.9	$22.6	$—	$0.3	$143.8
Property Specialty - Treaty	12.0	0.4	—	—	0.1	12.5
Other Specialty - Treaty	16.2	15.4	—	—	(0.1)	31.5
Property and Specialty Individual Risk	12.4	42.2	—	0.3	—	54.9
Total gross premiums written	$160.6	$58.9	$22.6	$0.3	$0.3	$242.7

Three Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$148.0	$0.9	$2.4	$—	$0.6	$151.9
Property Specialty - Treaty	12.3	0.5	—	—	—	12.8
Other Specialty - Treaty	11.7	22.9	—	—	—	34.6
Property and Specialty Individual Risk	14.9	39.1	—	0.2	—	54.2
Total gross premiums written	$186.9	$63.4	$2.4	$0.2	$0.6	$253.5

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended June 30,
	2013		2012

U.S. and Canada	$162.2	67%	$165.4	65%
Worldwide (1)	45.1	18	53.1	21
Japan	17.0	7	20.6	8
U.K. and Ireland	4.3	2	3.6	1
Worldwide, excluding U.S. and Canada (2)	4.2	2	0.6	—
Western Europe, excluding the U.K. and Ireland	1.4	1	3.7	2
Other	8.5	3	6.5	3
Total gross premiums written	$242.7	100%	$253.5	100%

(1)         “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)         “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the six month periods ended June 30, 2013 and 2012:

Six Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$243.2	$4.2	$37.2	$—	$0.9	$285.5
Property Specialty - Treaty	24.0	3.0	—	—	0.1	27.1
Other Specialty - Treaty	46.9	35.3	—	—	(0.1)	82.1
Property and Specialty Individual Risk	22.4	86.2	—	0.6	—	109.2
Total gross premiums written	$336.5	$128.7	$37.2	$0.6	$0.9	$503.9

Six Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$275.7	$9.0	$2.4	$—	$3.6	$290.7
Property Specialty - Treaty	23.5	2.8	—	—	—	26.3
Other Specialty - Treaty	45.2	46.2	—	—	—	91.4
Property and Specialty Individual Risk	23.2	80.1	—	1.5	—	104.8
Total gross premiums written	$367.6	$138.1	$2.4	$1.5	$3.6	$513.2

(1)         Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Six Month Periods Ended June 30,
	2013		2012

U.S. and Canada	$282.0	56%	$278.8	54%
Worldwide (1)	112.0	22	128.6	25
Worldwide, excluding U.S. and Canada (2)	27.0	5	18.3	4
Western Europe, excluding the U.K. and Ireland	26.6	5	25.0	5
Japan	19.1	4	22.8	4
U.K. and Ireland	14.1	3	16.1	3
Other	23.1	5	23.6	5
Total gross premiums written	$503.9	100%	$513.2	100%

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended June 30, 2013 and 2012:

Three Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$59.2	$1.5	$5.5	$—	$0.2	$66.4
Property Specialty - Treaty	11.7	1.7	—	—	(0.3)	13.1
Other Specialty - Treaty	10.4	17.3	—	—	—	27.7
Property and Specialty Individual Risk	2.8	28.5	—	0.3	0.1	31.7
Total net premiums earned	$84.1	$49.0	$5.5	$0.3	$—	$138.9

Three Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$55.7	$3.4	$0.4	$—	$—	$59.5
Property Specialty - Treaty	11.5	1.6	—	—	—	13.1
Other Specialty - Treaty	10.3	21.2	—	—	—	31.5
Property and Specialty Individual Risk	7.4	26.5	—	8.4	—	42.3
Total net premiums earned	$84.9	$52.7	$0.4	$8.4	$—	$146.4

(1)         Represents intercompany excess-of-loss reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods Ended June 30,
	2013		2012

U.S. and Canada	$81.6	59%	$79.1	54%
Worldwide (1)	22.3	16	32.1	22
Worldwide, excluding U.S. and Canada (2)	8.7	6	3.8	3
Western Europe, excluding the U.K. and Ireland	7.6	5	9.3	6
Japan	5.6	4	7.7	5
U.K. and Ireland	5.3	4	5.4	4
Other	7.8	6	9.0	6
Total net earned premiums	$138.9	100%	$146.4	100%

(1)         “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)         “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the six month periods ended June 30, 2013 and 2012:

Six Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$121.2	$1.6	$9.3	$—	$0.8	$132.9
Property Specialty - Treaty	23.1	3.1	—	—	(0.3)	25.9
Other Specialty - Treaty	29.3	39.3	—	—	—	68.6
Property and Specialty Individual Risk	11.7	59.4	—	0.6	(0.5)	71.2
Total net premiums earned	$185.3	$103.4	$9.3	$0.6	$—	$298.6

Six Month Period Ended June 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$116.5	$5.7	$0.4	$—	$0.2	$122.8
Property Specialty - Treaty	22.0	3.3	—	—	—	25.3
Other Specialty - Treaty	29.3	39.9	—	—	0.7	69.9
Property and Specialty Individual Risk	15.4	54.6	—	19.8	(0.9)	88.9
Total net premiums earned	$183.2	$103.5	$0.4	$19.8	$—	$306.9

(1)         Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Six Month Periods Ended June 30,
	2013		2012

U.S. and Canada	$170.8	57%	$167.6	55%
Worldwide (1)	52.1	17	69.7	23
Western Europe, excluding the U.K. and Ireland	16.6	6	16.3	5
Worldwide, excluding U.S. and Canada (2)	16.4	5	10.4	3
Japan	11.7	4	12.6	4
U.K. and Ireland	10.9	4	11.1	4
Other	20.1	7	19.2	6
Total net earned premiums	$298.6	100%	$306.9	100%

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

For purposes of determining basic and diluted earnings (loss) per Common Share, a portion of net income is allocated to RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to RSUs and, therefore, do not impact the Company’s per Common Share numerators in the event of a loss per Common Share. Recipients of outstanding RSUs are entitled to receive payments equivalent to dividends and distributions declared on Common Shares. Since outstanding RSUs represent phantom (as opposed to actual) Common Shares, such payments are recorded as general and administrative expenses.

The following table outlines the Company’s computation of its basic and diluted earnings (loss) per Common Share for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012
Earnings (loss) per Common Share numerator:
Net income (loss) available to the Company’s common shareholders	$(27.3)	$62.1	$64.8	$169.2
Less: net earnings allocated to participating securities	—	(1.4)	(1.3)	(3.7)
Net income (loss) available to the Company’s common shareholders	$(27.3)	$60.7	$63.5	$165.5
Average Common Shares outstanding (in millions of shares)	52.1	57.3	53.3	58.7
Basic and diluted earnings (loss) per Common Share	$(0.52)	$1.06	$1.19	$2.82

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of June 30, 2013, Montpelier had unfunded commitments to invest $1.9 million into two separate private investment funds.  As of December 31, 2012, Montpelier had unfunded commitments to invest $14.8 million into three separate private investment funds.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at June 30, 2013.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity available to the Company at June 30, 2013.

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

As of December 31, 2012, Montpelier Re’s Statutory Capital and Surplus was $1,820.8 million. The principal differences between Montpelier Re’s Statutory Capital and Surplus and its net assets determined in accordance with GAAP include statutory deductions for deferred acquisition costs, fixed assets and investment securities held in trust for the benefit of MCL through the Lloyd’s Capital Trust. Such differences totaled $170.9 million at December 31, 2012. As of December 31, 2012, Montpelier Re’s restricted net assets (the amount of its Statutory Capital and Surplus that was not available to dividend to its parent without BMA approval) totaled $1,365.6 million.

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

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re.  The declaration of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA.  Additionally, the declaration of any return of capital distributions in any year that would result in a reduction of the prior year-end balance of statutory capital (defined as an insurer’s Statutory Capital and Surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA.  With respect to the year ended December 31, 2013, Montpelier Re has the ability to dividend up to $455.2 million without BMA approval.  For the six month period ending June 30, 2013, no dividends have been declared and paid by Montpelier Re.  With respect to the year ended December 31, 2012, Montpelier Re had the ability to dividend up to $410.0 million without BMA approval.  During 2012, $75.0 million of dividends were actually declared and paid by Montpelier Re.

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

Blue Water Re is registered as a Special Purpose Insurer with the BMA, meaning that its insurance and reinsurance contracts must be fully-collateralized, the parties to the transactions must be sophisticated and it is required to notify the BMA of each reinsurance contract it writes. Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.

Blue Water Re fully collateralizes its reinsurance obligations through cash and cash equivalents held in the Blue Water Trusts, which have been established for the benefit of ceding companies.  As a result, Blue Water Re had no restricted net assets other than those associated with its collateral requirements. As of June 30, 2013 and December 31, 2012, the fair value of all assets held in the Blue Water Trusts was $165.6 million and $22.5 million, which met the minimum values required on those dates.

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

MUAL, as a Lloyd’s Managing Agent, is subject to capital requirements and minimum solvency tests established by Lloyd’s.  MUAL’s statutory net assets, as reported to Lloyd’s as of December 31, 2012, totaled $1.3 million.  MUAL’s restricted net assets (the amount of its statutory net assets that were not available to dividend or distribute to its parent without Lloyds’ approval) at December 31, 2012 totaled $0.9 million.  Any amount of MUAL’s statutory net assets in excess of its net restricted assets may be distributed to its parent without Lloyds’ approval.

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

MCL’s combined statutory net assets of $149.6 million at December 31, 2012, which include the assets held in the Lloyd’s Capital Trust, exceeded MCL’s restricted net assets (the amount of its combined statutory net assets that were not available to dividend or distribute to its parent without Lloyds’ approval) of $149.3 million at that date.  Any amount of MCL’s combined statutory net assets in excess of its restricted net assets may be distributed to its parent, subject to passing a Lloyd’s release test.

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

As of June 30, 2013, Syndicate 5151 held $279.7 million in investment securities (including accrued interest) and $55.5 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2012, Syndicate 5151 held $269.3 million in investment securities (including accrued interest) and $102.6 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

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

As of June 30, 2013, the Company’s Variable RSUs outstanding consisted of those for the 2013 to 2016 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2013 increase in its FCBVPCS versus a target increase in FCBVPCS of 9.76% (“Target”).  If Target is achieved, the Company would expect to grant 536,761 Variable RSUs to participants.  At an increase in FCBVPCS of 2.76% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 16.76% or more (“Maximum”), the Company would expect to grant 1,073,522 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,
	2013		2012
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,486,305	$17.7	1,376,701	$13.3
Fixed RSUs Awarded	29,000	0.7	24,000	0.5
Change in Variable RSUs projected for the 2013-2016 cycle	37,807	0.8	—	—
Change in Variable RSUs projected for the 2012-2015 cycle	—	—	238,929	4.0
RSU payments	(29,100)	—	(43,100)	—
RSU forfeitures	(3,250)	—	(8,087)	—
RSU expense recognized	—	(3.5)	—	(3.5)
End of period	1,520,762	$15.7	1,588,443	$14.3

	Six Month Periods Ended June 30,
	2013		2012
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,327,041	$10.3	761,279	$4.7
Fixed RSUs Awarded	29,000	0.7	32,000	0.6
Variable RSUs projected to be awarded for the 2013-2016 cycle	536,761	11.5	—	—
Variable RSUs projected to be awarded for the 2012-2015 cycle	—	—	908,034	15.1
RSU payments	(358,753)	—	(56,100)	—
RSU forfeitures	(13,287)	—	(56,770)	(0.8)
RSU expense recognized	—	(6.8)	—	(5.3)
End of period	1,520,762	15.7	1,588,443	$14.3

RSU Awards and Payments - three and six month periods ended June 30, 2013

On May 17, 2013, the Board approved a new service agreement with Christopher L. Harris, the Company’s President and Chief Executive Officer (the “Service Agreement”).  Pursuant to the Service Agreement, among other things, Mr. Harris agreed to a voluntary reduction in his annual base salary (and his cash bonus opportunity thereon)  from $900,000 to $750,000, in exchange for the additional Fixed and Variable RSU awards described below, each effective as of June 1, 2013.

During the second quarter of 2013, the Company awarded a total of 29,000 Fixed RSUs to its non-management directors and Mr. Harris.  Of the total Fixed RSUs awarded during that period, 18,000 RSUs represented annual one-year Fixed RSU awards to incumbent directors, 6,000 RSUs represented a one-time three-year Fixed RSU award to a newly-appointed director and 5,000 RSUs represented an annual one-year Fixed RSU award to Mr. Harris pursuant to the Service Agreement.

On the basis of the Company’s forecasted increase in its FCBVPCS for 2013, the Company anticipated issuing 536,731 Variable RSUs for the 2013-2016 award cycle as of June 30, 2013, or 100% of the in force Target RSUs for that cycle at that time. During the second quarter of 2013, the Company awarded an additional 37,807 Variable RSUs (at Target) to its employees for the 2013-2016 award cycle, which included 34,931 Variable RSUs (at Target) awarded to Mr. Harris pursuant to the Service Agreement.

During the three month period ended June 30, 2013, the Company paid out 29,100 vested RSUs and withheld, at the recipient’s election, 3,015 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 26,085 Common Shares from its treasury.  See Note 7.  The fair value of the RSUs paid out during the second quarter of 2013 was $0.7 million.

During the six month period ended June 30, 2013, the Company paid out 358,753 vested RSUs and withheld, at the recipient’s election, 80,541 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 278,212 Common Shares from its treasury.  See Note 7.  The fair value of the RSUs paid out during the first half of 2013 was $9.2 million.

None of the outstanding RSUs as of June 30, 2013 were vested.

RSU Awards and Payments - three and six month periods ended June 30, 2012

During the second quarter of 2012,  the Company awarded 24,000 Fixed RSUs to its non-management directors, of which 18,000 RSUs represented annual one-year Fixed RSU awards to incumbent directors and 6,000 RSUs represented a one-time three-year Fixed RSU award to a newly-appointed director.  During the first quarter of 2012, the Company awarded 8,000 five-year Fixed RSUs to employees.

On the basis of the Company’s forecasted increase in its FCBVPCS for 2012, the Company anticipated issuing 908,034 Variable RSUs for the 2012-2015 award cycle as of June 30, 2012, or 170% of the in force Target RSUs for that cycle at that time.

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

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding during the first half of 2012 by $0.8 million.  No reduction in the unamortized grant date fair value of its RSUs outstanding was required during the first half of 2013.

In connection with the planned retirement of Mr. Busher on December 31, 2013, the Company agreed to accelerate the vesting of certain of Mr. Busher’s RSU awards pursuant to a transition letter dated February 21, 2013. See Note 14. The acceleration of the vesting of Mr. Busher’s outstanding RSUs awards resulted in the Company recognizing an additional $0.3 million and $0.7 million of RSU expense in the three and six month periods ended June 30, 2013, respectively, which would have otherwise been recognized in future periods.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at June 30, 2013 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Four-year RSU awards granted in 2009	6,250	$—
Five-year RSU awards granted in 2009	1,500	—
Four-year RSU awards granted in 2010	116,180	0.3
Three-year RSU awards granted in 2011	20,000	0.1
Five-year RSU awards granted in 2011	30,000	0.2
Three-year RSU awards granted in 2012	4,000	—
Four-year RSU awards granted in 2012	770,171	6.1
Five-year RSU awards granted in 2012	8,900	0.1
One-year RSU awards granted in 2013	21,000	0.5
Three-year RSU awards granted in 2013	6,000	0.1
Four-year RSU awards granted in 2013 (those awards in their Initial Award Period)	536,761	8.3
Total RSUs outstanding at June 30, 2013	1,520,762	$15.7

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $6.9 million, $5.5 million, $2.6 million and $0.7 million during 2013, 2014, 2015 and 2016 & beyond, respectively.

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

During the three month periods ended June 30, 2013 and 2012, Montpelier recorded an income tax benefit of $0.4 million and zero million, respectively, and during the six month periods ended June 30, 2013 and 2012, Montpelier recorded an income tax benefit of $0.2 million and zero million, respectively.  During each of the periods presented, the movements in Montpelier’s income taxes were associated primarily with its U.K. operations.

During the three and six month periods ended June 30, 2013, Montpelier paid $0.1 million in income taxes.  During the three and six month periods ended June 30, 2012, Montpelier paid less than $0.1 million in income taxes.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended June 30, 2013 and 2012, these companies had pretax income (losses) of $(21.1) million and $63.8 million, respectively, and during the six month periods ended June 30, 2013 and 2012, these companies had pretax income of $63.0 million and $175.9 million, respectively.

United Kingdom

MCL, MUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended June 30, 2013 and 2012, these companies had pretax income (losses) of $(2.5) million and $1.7 million, respectively, and during the six month periods ended June 30, 2013 and 2012, these companies had pretax income (losses) of $10.2 million and $(0.1) million, respectively.  Of these U.K. entities, only MCL remains in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of June 30, 2013 and December 31, 2012, Montpelier has established U.K. deferred tax asset valuation allowances of $1.0 million and $3.8 million, respectively, against its existing U.K. gross deferred tax assets of $1.5 million and $4.4 million, respectively.

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

During the three month period ending June 30, 2013, the entities within Montpelier’s U.K. group generated a net loss and, accordingly, Montpelier recorded an income tax benefit of $0.4 million.

During the six month period ending June 30, 2013, the entities within Montpelier’s U.K. group generated net pretax income which arose primarily from MCL.  MCL was able to fully utilize its cumulative net operating loss while the other companies within the Montpelier U.K. group (those other than MCL) recorded an income tax benefit of $0.2 million.

During the three month period ended June 30, 2012, the entities within Montpelier’s U.K. group generated net pretax income.  Nonetheless, MCL was able to utilize its cumulative net operating loss and the remaining companies were able to utilize Group Relief.  As a result, the Montpelier U.K. group did not incur an income tax provision during that period.

During the six month period ended June 30, 2012, the entities within Montpelier’s U.K. group generated a pretax loss. Group Relief and utilization of cumulative net operating losses resulted in the U.K. group not incurring an income tax provision or benefit during that period.

United States

MUI, MTR, BCAL and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During each of the three month periods ended June 30, 2013 and 2012, these companies had pretax income of zero million and during the six month periods ended June 30,

2013 and 2012, these companies had pretax income of zero million and $0.1 million, respectively.   Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $14.0 million at June 30, 2013 and December 31, 2012.

The net operating losses associated with the Company’s U.S.-based operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes. During the three and six month periods ended June 30, 2013 and 2012, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three and six month periods ended June 30, 2013 and 2012, such income taxes totaled less than $0.1 million.

NOTE 14.  Management Transition and Related Party Transaction

In February 2013 the Company announced the planned retirement of Mr. Busher on December 31, 2013.  Mr. Busher has served as Chief Operating Officer (“COO”) of the Company since its inception in 2001 and also serves as the Company’s Head of European Operations.  In order to promote a smooth transition of Mr. Busher’s current duties and responsibilities, the Company entered into a transition letter with him on February 21, 2013 pursuant to which he: (i) retired from the Board, effective May 17, 2013, the end of his existing term as a Class B director, (ii) will transition his executive roles with the Company during 2013, (iii) will retire as COO and Head of European Operations, effective December 31, 2013 (the date Mr. Busher’s service agreement expires), and (iv) will continue to serve as a director and the non-executive Chairman of the Board of Directors of MUAL.

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

At June 30, 2013 and December 31, 2012, the fair value of the 2022 Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $293.1 million and $306.9 million, respectively, which compared to a carrying value of $299.1 million. See Note 5.

At June 30, 2013 and December 31, 2012, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $89.5 million and $89.0 million, respectively, which compared to a carrying value of $100.0 million. See Note 5.

At June 30, 2013 and December 31, 2012, the fair value and net asset value of Montpelier’s other investments carried on the Company’s balance sheets were approximately the same. See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2013 and 2012, and our financial condition as of June 30, 2013 and December 31, 2012.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2012 Form 10-K, as filed with the SEC.

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

A widely-used measure of relative underwriting performance for an insurance or reinsurance company is the combined ratio. Our combined ratio is calculated by adding: (i) the ratio of incurred losses and LAE to earned premiums (known as the “loss and LAE ratio”); (ii) the ratio of acquisition costs to earned premiums (known as the “acquisition cost ratio”); and (iii) the ratio of general and administrative expenses to earned premiums (known as the “general and administrative expense ratio”), with each component determined in accordance with GAAP (the “GAAP combined ratio”).  A GAAP combined ratio under 100% indicates that an insurance or reinsurance company is generating an underwriting profit.  A GAAP combined ratio over 100% indicates that an insurance or reinsurance company is generating an underwriting loss.

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

Pricing on our April 1, 2013 Japan renewals, which relate primarily to quota-share business, was largely unchanged from the 2012 renewals.  We maintained similar exposures as those assumed in 2012 on a Japanese yen basis although, due to changes in foreign exchange rates, these exposures decreased on a U.S. dollar basis.

Pricing on our April through July 2013 property catastrophe renewals showed overall decreases of 12% for U.S. business and 3% for International business.  However, within our property specialty and individual risk segments, we showed increases of 5% and 2%, respectively, as a result of stronger original rates.

While market conditions are challenging, we remain well positioned to continue executing our focused underwriting and capital management strategy throughout the remainder of 2013.

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

Our June 1, 2013 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of June 30, 2013
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:

Mid-Atlantic hurricane	$610	39%
Northeast hurricane	475	30%
Florida hurricane	468	30%
Gulf hurricane	400	25%
Hawaii hurricane	176	11%

U.S. Earthquake:

New Madrid earthquake	$529	34%
Northwest earthquake	369	24%
California earthquake	352	22%

European Windstorm:

Western European windstorm	$409	26%
UK & Ireland windstorm	364	23%
Scandinavia windstorm	128	8%

Other Countries:

Japan earthquake	$255	16%
Australia cyclone	222	14%
Australia earthquake	220	14%
Canada earthquake	203	13%
Turkey earthquake	181	12%
New Zealand earthquake	123	8%
Japan windstorm	116	7%
Chile earthquake	105	7%

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

These treaty limits are a snapshot of our exposure as of June 1, 2013.  As of that date, Mid-Atlantic hurricane represents our largest concentration of net reinsurance treaty limits among the selected zones.  The relative comparison between zones and the absolute level of exposure may change materially at any time due to changes in the composition of our portfolio and changes in our outward reinsurance program.

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

The table below details the projected net impact from single event losses as of June 1, 2013 for selected zones and perils at selected return period levels using AIR Worldwide Corporation’s CLASIC/2 model version 14.0, one of several industry-recognized third-party vendor models.  It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

As we utilize a combination of third-party models, CATM and underwriting judgement to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below.

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of June 30, 2013
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year

U.S. Hurricane	$339	$396	22%	25%

U.S. Earthquake	166	264	11%	17%

European Windstorm	203	250	13%	16%

(1)         A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

As of June 1, 2013, our three largest modeled exposures to a single event loss at a 250-year return period were U.S. Hurricane, U.S. Earthquake and European Windstorm.

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

Our single event loss estimates represent snapshots as of June 1, 2013.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, and changes in our outwards reinsurance and derivative protections.

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

Summary Financial Results

Three Month Periods Ended June 30, 2013 and 2012

We ended the second quarter of 2013 with a FCBVPCS of $27.03, a decrease of 1.3% for the quarter after taking into account dividends declared on Common Shares during the period.  The decrease in our FCBVPCS was primarily the result of net realized and unrealized investment losses, partially offset by strong underwriting results. Our comprehensive loss attributable to the Company for the second quarter of 2013 was $23.6 million and our GAAP combined ratio was 69.0%.

Our underwriting results for the second quarter of 2013 included $26.3 million of net catastrophe losses from flooding in Europe and Canada, and U.S. tornadoes.  These net losses were offset by $47.7 million in net prior year favorable loss reserve development. Our investment results for the second quarter of 2013 included $61.2 million of net realized and unrealized investment losses, which were comprised of $58.3 million in net losses from fixed maturity investments, $2.3 million in net losses from equity securities and $0.6 million in net losses from other investments.

We ended the second quarter of 2012 with a FCBVPCS of $25.36, an increase of 4.8% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income available to the Company for the second quarter of 2012 was $63.9 million and our GAAP combined ratio was 76.5%.

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

Six Month Periods Ended June 30, 2013 and 2012

We experienced an increase in FCBVPCS of 4.3% during the first half of 2013 after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting results, partially offset by net realized and unrealized investment losses.  Our comprehensive income available to the Company for the first half of 2013 was $68.3 million and our GAAP combined ratio was 65.5%.

Our underwriting results for the first half of 2013 contained no significant catastrophe losses other than the second quarter losses noted above, and benefitted from $66.1 million in net prior year favorable loss reserve development.  Our investment results for the first half of 2013 included $61.9 million of net realized and unrealized investment losses which were comprised of $61.4 million in net losses from fixed maturity investments, $1.2 million in net losses from equity securities and $0.7 million in net gains from other investments.

We experienced an increase in FCBVPCS of 12.6% during the first half of 2012 after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income for the first half of 2012 was $174.7 million and our GAAP combined ratio was 67.2%.

Our underwriting results for the first half of 2012 contained no significant catastrophe losses and benefitted from $45.4 million in net prior year favorable loss reserve development.  Our investment results for the first half of 2012 included $45.7 million of net realized and unrealized investment gains which were comprised of $35.6 million in net gains from fixed maturity investments, $7.0 million in net gains from equity securities and $3.1 million in net gains from other investments.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPCS”) and FCBVPCS as of selected balance sheet dates:

	June 30, 2013	March 31, 2013	Dec. 31, 2012	June 30, 2012
Book value numerators (in millions):

Shareholders’ Equity available to the Company	$1,570.0	$1,676.3	$1,629.4	$1,624.7
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	1,420.0	1,526.3	1,479.4	1,474.7

Book value denominators (in thousands):

[B] Common Shares outstanding	51,020	54,028	55,270	56,562
RSUs outstanding	1,521	1,486	1,327	1,588
[C] Common Shares and RSUs outstanding	52,541	55,514	56,597	58,150

BVPCS [A] / [B]	$27.83	$28.25	$26.77	$26.07
FCBVPCS [A] / [C]	27.03	27.49	26.14	25.36

Increase (decrease) in FCBVPCS: (1)

From March 31, 2013	(1.3)%
From December 31, 2012	4.3%
From June 30, 2012	8.4%

(1)         Computed as the change in our FCBVPCS after taking into account dividends declared on Common Shares of $0.115, $0.230 and $0.450 during the three, six and twelve month periods ended June 30, 2013, respectively.

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

Consolidated Results of Operations

Our consolidated financial results for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2013	2012	2013	2012

Gross insurance and reinsurance premiums written	$242.7	$253.5	$503.9	$513.2
Ceded reinsurance premiums	(44.9)	(42.7)	(80.1)	(82.4)
Net insurance and reinsurance premiums written	197.8	210.8	423.8	430.8
Change in net unearned insurance and reinsurance premiums	(58.9)	(64.4)	(125.2)	(123.9)
Net insurance and reinsurance premiums earned	138.9	146.4	298.6	306.9

Net investment income	16.7	17.2	33.1	34.8
Net realized and unrealized investment gains (losses)	(61.2)	13.3	(61.9)	45.7
Net foreign exchange gains (losses)	(5.3)	2.9	15.8	0.3
Net income (loss) from derivative instruments	(12.2)	2.1	(7.6)	3.6
Other revenue	—	0.2	—	0.7
Total revenues	76.9	182.1	278.0	392.0

Underwriting expenses:
Loss and LAE — current year losses	94.5	73.9	163.5	146.6
Loss and LAE — prior year losses	(47.7)	(16.7)	(66.1)	(45.4)
Insurance and reinsurance acquisition costs	22.6	23.6	44.7	48.4
General and administrative expenses	26.4	31.0	53.3	56.7

Non-underwriting expenses:
Interest and other financing expenses	4.7	4.8	9.4	9.8
Total expenses	100.5	116.6	204.8	216.1

Income (loss) before income taxes	(23.6)	65.5	73.2	175.9
Income tax benefit	0.4	—	0.2	—

Net income (loss)	(23.2)	65.5	73.4	175.9
Net income (loss) attributable to non-controlling interest	(0.7)	—	(1.9)	—
Net income (loss) available to the Company	(23.9)	65.5	71.5	175.9
Dividends declared on Preferred Shares	(3.4)	(3.4)	(6.7)	(6.7)
Net income (loss) available to the Company’s common shareholders	$(27.3)	$62.1	$64.8	$169.2

Net income (loss)	$(23.2)	$65.5	$73.4	$175.9
Net change in foreign currency translation	0.3	(1.6)	(3.2)	(1.2)
Comprehensive income (loss)	(22.9)	63.9	70.2	174.7
Net income (loss) attributable to non-controlling interest	(0.7)	—	(1.9)	—
Comprehensive income (loss) to the Company’s common shareholders	$(23.6)	$63.9	$68.3	$174.7

Loss and LAE ratio	33.7%	39.2%	32.6%	32.9%
Acquisition cost ratio	16.3%	16.1%	15.0%	15.8%
General and administrative expense ratio	19.0%	21.2%	17.9%	18.5%
GAAP combined ratio	69.0%	76.5%	65.5%	67.2%

I. Review of Underwriting Results - by Segment

We currently operate through four reportable segments: Montpelier Bermuda, Montpelier Syndicate 5151, Blue Capital and MUSIC Run-Off.  Each of our segments represents a separate underwriting platform through which we write, or formerly wrote, insurance and reinsurance business.  Our segment disclosures provided herein present the operations of each segment prior to the effects of intercompany quota share reinsurance agreements among them.

The activities of the Company, certain of its intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented herein.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2013	2012	2013	2012

Gross premiums written	$160.6	$186.9	$336.5	$367.6
Ceded reinsurance premiums	(32.3)	(40.5)	(58.2)	(67.1)
Net premiums written	128.3	146.4	278.3	300.5
Change in net unearned premiums	(44.2)	(61.5)	(93.0)	(117.3)
Net premiums earned	84.1	84.9	185.3	183.2

Loss and LAE - current year losses	(52.6)	(33.1)	(85.9)	(62.4)
Loss and LAE - prior year losses	33.7	13.6	59.7	26.7
Acquisition costs	(10.0)	(8.9)	(18.8)	(21.1)
General and administrative expenses	(8.6)	(11.0)	(17.8)	(20.9)
Underwriting income	$46.6	$45.5	$122.5	$105.5

Loss and LAE ratio	22.4%	23.0%	14.2%	19.4%
Acquisition cost ratio	11.9%	10.5%	10.1%	11.5%
General and administrative expense ratio	10.3%	13.0%	9.6%	11.5%

GAAP combined ratio	44.6%	46.5%	33.9%	42.4%

Gross and Net Premiums Written

The following tables summarizes Montpelier Bermuda’s premium writings, by line of business, for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$120.0	75%	$148.0	79%
Property Specialty - Treaty	12.0	7	12.3	7
Other Specialty - Treaty	16.2	10	11.7	6
Property and Specialty Individual Risk	12.4	8	14.9	8

Gross premiums written	160.6	100%	186.9	100%
Ceded reinsurance premiums	(32.3)		(40.5)
Net premiums written	$128.3		$146.4

	Six Month Periods Ended June 30,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$243.2	72%	$275.7	75%
Property Specialty - Treaty	24.0	7	23.5	7
Other Specialty - Treaty	46.9	14	45.2	12
Property and Specialty Individual Risk	22.4	7	23.2	6

Gross premiums written	336.5	100%	367.6	100%
Ceded reinsurance premiums	(58.2)		(67.1)
Net premiums written	$278.3		$300.5

Gross premiums written within Montpelier Bermuda during the second quarter of 2013 totaled $160.6 million, a decrease of $26.3 million, or 14%, as compared to the second quarter of 2012.  The largest decrease was within the Property Catastrophe -Treaty line of business, where pricing deterioration led to reduced premium on renewals as well as the non-renewal of certain contracts.

Gross premiums written within Montpelier Bermuda during the first half of 2013 totaled $336.5 million, a decrease of $31.1 million, or 8%, as compared to the first half of 2012.  A reduction in retrocessional premiums assumed during the first quarter of 2013, as compared to the first quarter of 2012, along with the pricing deterioration noted above, were the primary reasons for the decrease.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an intercompany excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Bermuda during the second quarters of 2013 and 2012 included increases (decreases) due to reinstatements of $(0.8) million and $1.1 million, respectively, and adjustment premiums of $(4.3) million and $(4.5) million, respectively, associated with Montpelier Bermuda’s medical malpractice class of business.  Net premiums written and earned by Montpelier Bermuda during the first six months of 2013 and 2012 included increases due to reinstatements of $1.4 million and $2.8 million, respectively, as well as the fluctuations in adjustment premiums previously mentioned.

Reinsurance premiums ceded by Montpelier Bermuda during the second quarters of 2013 and 2012 were $32.3 million and $40.5 million, respectively, and $58.2 million and $67.1 million during the first six months of 2013 and 2012, respectively. The decreases in Montpelier Bermuda’s reinsurance premiums ceded during the 2013 periods, versus those of the 2012 periods, are primarily the result of decreases experienced within its gross Property-Catastrophe writings.

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

Net Premiums Earned

Net premiums earned by Montpelier Bermuda during the three and six month periods ended June 30, 2013 were $84.1 million and $185.3 million, respectively, versus $84.9 million and $183.2 million for the three and six month periods ended June 30, 2012, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2013	2012	2013	2012

Gross unpaid loss and LAE reserves - beginning	$679.6	$674.7	$728.2	$716.9
Reinsurance recoverable on unpaid losses - beginning	(76.6)	(55.6)	(87.7)	(61.0)
Net unpaid loss and LAE reserves - beginning	603.0	619.1	640.5	655.9

Losses and LAE incurred:
Current year losses	52.6	33.1	85.9	62.4
Prior year losses	(33.7)	(13.6)	(59.7)	(26.7)
Total losses and LAE incurred	18.9	19.5	26.2	35.7

Losses and LAE paid and approved for payment	(44.9)	(42.7)	(89.7)	(95.7)

Net unpaid loss and LAE reserves - ending	577.0	595.9	577.0	595.9
Reinsurance recoverable on unpaid losses - ending	63.1	62.8	63.1	62.8

Gross unpaid loss and LAE reserves - ending	$640.1	$658.7	$640.1	$658.7

The following table summarizes Montpelier Bermuda’s net loss and LAE ratios for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012

Loss and LAE ratio - current year	62.5%	39.0%	46.4%	34.0%
Loss and LAE ratio - prior year	(40.1)%	(16.0)%	(32.2)%	(14.6)%

Loss and LAE ratio	22.4%	23.0%	14.2%	19.4%

Three month periods ended June 30, 2013 and 2012

Current Year Loss and LAE Events

During the second quarters of 2013 and 2012, Montpelier Bermuda experienced $52.6 million and $33.1 million in current year net losses and LAE incurred, respectively.  Montpelier Bermuda’s underwriting results for the second quarter of 2013 included $22.7 million of net catastrophe losses from flooding in Europe and Canada, and U.S. tornadoes.  There were no individually significant known loss events impacting Montpelier Bermuda during the second quarter of 2012.

Prior Year Loss and LAE Development

During the second quarter of 2013, Montpelier Bermuda experienced $33.7 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  IBNR reductions associated with its medical malpractice class of business ($7.1 million decrease),

•                  2012 Hurricane Sandy ($4.3 million decrease),

•                  The commutation/settlement of four prior year contracts ($3.0 million decrease), and

•                  2011 Japan earthquake ($2.8 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda during the second quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding Hurricane Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $5.6 million.

During the second quarter of 2012 Montpelier Bermuda experienced $13.6 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  IBNR reductions within the Other Specialty - Treaty line of business ($11.5 million decrease, $5.0 million of which related specifically to its medical malpractice class of business),

•                  An individual risk loss incurred during 2008 ($5.1 million increase), and

•                  Known 2011 and 2010 catastrophe events ($2.4 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the second quarters of 2013 and 2012 related to small adjustments made across multiple short-tail classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Bermuda’s prior year losses and LAE incurred benefitted from $5.0 million in foreign currency transaction gains during the three month period ended June 30, 2013.  Montpelier Bermuda’s prior year losses and LAE incurred were not significantly impacted by foreign currency movements during the three month period ended June 30, 2012.

Since foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier Bermuda’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

Six month periods ended June 30, 2013 and 2012

Current Year Loss and LAE Events

During the six month periods ended June 30, 2013 and 2012, Montpelier Bermuda experienced $85.9 million and $62.4 million in current year net losses and LAE incurred, respectively.  There were no individually significant known loss events impacting Montpelier Bermuda during these periods other than those noted above relating to the second quarter of 2013.

Prior Year Loss and LAE Development

During the first half of 2013, Montpelier Bermuda experienced $59.7 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2013 also included the following events and factors recognized during the first quarter of 2013:

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

In addition to the foregoing, claims reported to Montpelier Bermuda during the first quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $13.0  million during the first quarter of 2013.

During the first half of 2012, Montpelier Bermuda experienced $26.7 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above, the favorable development recognized during the first half of 2012 also included the following events and factors recognized during the first quarter of 2012:

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

The majority of Montpelier Bermuda’s remaining 2013 and 2012 current year loss and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Bermuda’s prior year losses and LAE incurred benefitted from $6.9 million in foreign currency transaction gains during the six month period ended June 30, 2013.  Montpelier Bermuda’s prior year losses and LAE incurred were not significantly impacted by foreign currency movements during the six month period ended June 30, 2012.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2013	2012	2013	2012

Acquisition costs	$10.0	$8.9	$18.8	$21.1
Acquisition cost ratio	11.9%	10.5%	10.1%	11.5%

General and administrative expenses	$8.6	$11.0	$17.8	$20.9
General and administrative expense ratio	10.3%	13.0%	9.6%	11.5%

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

Montpelier Bermuda recorded net profit commission benefits of $0.4 million and $1.0 million during the three months ended June 30, 2013 and 2012, respectively, and $2.8 million and $2.6 million during the six months ended June 30, 2013 and 2012, respectively.

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

Montpelier Bermuda’s acquisition costs and acquisition cost ratios for the second quarter of 2013 increased, as compared to those of the 2012 period, primarily as a result of a decrease in the acquisition costs earned on premiums ceded.  Montpelier Bermuda’s acquisition costs and acquisition cost ratio for the six month period ended June 30, 2013 decreased, as compared to the first six months of 2012, primarily as a result of an increase in acquisition costs earned on premiums ceded during the first quarter of 2013.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended		Six Month Periods Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012

Operating expenses	$6.7	$7.3	$13.9	$15.4
Incentive compensation expenses	1.9	3.7	3.9	5.5

General and administrative expenses	$8.6	$11.0	$17.8	$20.9

Montpelier Bermuda’s operating expenses incurred during the 2013 periods presented decreased versus those of the comparable 2012 periods, primarily as a result of the re-allocation of the Company’s risk management expenses from Montpelier Bermuda to Corporate and Other.  This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives.

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

Montpelier Bermuda’s incentive compensation expenses incurred during the 2013 periods presented decreased versus those of the comparable 2012 periods, primarily as a result of its 2013 accruals being provided at a lower projected payout level than that of the prior year.

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2013	2012	2013	2012

Gross premiums written	$58.9	$63.4	$128.7	$138.1
Ceded reinsurance premiums	(9.3)	(1.6)	(18.0)	(11.7)
Net premiums written	49.6	61.8	110.7	126.4
Change in net unearned premiums	(0.6)	(9.1)	(7.3)	(22.9)
Net premiums earned	49.0	52.7	103.4	103.5

Loss and LAE - current year losses	(39.9)	(35.2)	(75.6)	(70.1)
Loss and LAE - prior year losses	14.5	3.0	7.1	18.3
Acquisition costs	(11.9)	(11.8)	(24.8)	(20.4)
General and administrative expenses	(7.9)	(11.2)	(16.2)	(19.8)
Underwriting income (loss)	$3.8	$(2.5)	$(6.1)	$11.5

Loss and LAE ratio	51.8%	61.1%	66.2%	49.9%
Acquisition cost ratio	24.3%	22.4%	24.0%	19.7%
General and administrative expense ratio	16.2%	21.2%	15.7%	19.3%

GAAP combined ratio	92.3%	104.7%	105.9%	88.9%

Gross and Net Premiums Written

The following tables summarize Montpelier Syndicate 5151’s premium writings, by line of business, for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$0.9	1%	$0.9	1%
Property Specialty - Treaty	0.4	1	0.5	1
Other Specialty - Treaty	15.4	26	22.9	36
Property and Specialty Individual Risk	42.2	72	39.1	62

Gross premiums written	58.9	100%	63.4	100%
Reinsurance premiums ceded	(9.3)		(1.6)
Net premiums written	$49.6		$61.8

	Six Month Periods Ended June 30,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$4.2	3%	$9.0	7%
Property Specialty - Treaty	3.0	2	2.8	2
Other Specialty - Treaty	35.3	28	46.2	33
Property and Specialty Individual Risk	86.2	67	80.1	58

Gross premiums written	128.7	100%	138.1	100%
Reinsurance premiums ceded	(18.0)		(11.7)
Net premiums written	$110.7		$126.4

Gross premiums written within Montpelier Syndicate 5151 during the second quarter of 2013 totaled $58.9 million, a decrease of $4.5 million, or 7%, as compared to the second quarter of 2012.  Gross premiums written during the first half of 2013 totaled $128.7 million, a decrease of $9.4 million, or 7%, as compared to the first half of 2012.  The largest decrease was within the Other Specialty - Treaty line of business, resulting from rate decreases and reductions in our net exposures, mainly within our casualty and engineering pro-rata book of business.

Reinsurance premiums ceded during the periods presented include amounts ceded as part of intercompany excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Syndicate 5151 during the three and six month periods ended June 30, 2013, included reductions in net reinstatement premiums written of $3.3 million and $3.1 million, respectively.  Net premiums written and earned by Montpelier Syndicate 5151 during the 2012 periods were not significantly impacted by reinstatement premiums.

Reinsurance premiums ceded by Montpelier Syndicate 5151 during the second quarter of 2013 and 2012 were $9.3 million and $1.6 million, respectively, and $18.0 million and $11.7 million during the first six months of 2013 and 2012, respectively.  The increases in Montpelier Syndicate 5151’s reinsurance premiums ceded during the 2013 periods, versus those of the 2012 periods, resulted from higher ceded reinstatements and increases experienced within its gross Property and Specialty Individual Risk writings.

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

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 were $49.0 million and $52.7 million during the three month periods ended June 30, 2013 and 2012, respectively, and $103.4 million and $103.5 million during the six month periods ended June 30, 2013 and 2012, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Syndicate 5151’s loss and LAE reserve movements for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2013	2012	2013	2012

Gross unpaid loss and LAE reserves - beginning	$326.0	$335.6	$354.0	$341.6
Reinsurance recoverable on unpaid losses - beginning	(20.8)	(32.5)	(28.3)	(36.4)
Net unpaid loss and LAE reserves - beginning	305.2	303.1	325.7	305.2

Losses and LAE incurred:
Current year losses	39.9	35.2	75.6	70.1
Prior year losses	(14.5)	(3.0)	(7.1)	(18.3)
Total losses and LAE incurred	25.4	32.2	68.5	51.8

Net foreign currency translation movements on loss and LAE reserves	1.4	(8.8)	(21.3)	(1.2)

Losses and LAE paid and approved for payment	(24.7)	(15.7)	(65.6)	(45.0)

Net unpaid loss and LAE reserves - ending	307.3	310.8	307.3	310.8
Reinsurance recoverable on unpaid losses - ending (1)	27.5	30.3	27.5	30.3

Gross unpaid loss and LAE reserves - ending (1)	$334.8	$341.1	$334.8	$341.1

(1)         Montpelier Syndicate 5151’s ending reinsurance recoverable at June 30, 2013 and December 31, 2012, includes a recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract of $10.3 million and $13.3 million, respectively.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE ratios for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012

Loss and LAE ratio - current year	81.4%	66.8%	73.1%	67.6%
Loss and LAE ratio - prior year	(29.6)%	(5.7)%	(6.9)%	(17.7)%

Loss and LAE ratio	51.8%	61.1%	66.2%	49.9%

Three month periods ended June 30, 2013 and 2012

Current Year Loss and LAE Events

During the second quarters of 2013 and 2012, Montpelier Syndicate 5151 experienced $39.9 million and $35.2 million in current year net losses and LAE incurred, respectively.  Montpelier Syndicate 5151’s underwriting results for the second quarter of 2013 included $2.6 million of net catastrophe losses from U.S. tornadoes.  There were no individually significant loss events impacting Montpelier Syndicate 5151 during the second quarter of 2012. The majority of Montpelier Syndicate 5151’s 2013 and 2012 current year losses and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE Development

During the second quarter of 2013, Montpelier Syndicate 5151 experienced $14.5 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  The settlement of a 2012 marine loss ($2.4 million decrease),

•                  2012 Costa Concordia accident ($2.2 million decrease),

•                  2011 Japan earthquake ($1.9 million decrease).

In addition to the foregoing, claims reported to Montpelier Syndicate 5151 during the second quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 exceeded the extent of losses that actually occurred, and consequently Montpelier Syndicate 5151 decreased its loss and LAE reserves by a further $1.9 million.

During the second quarter of 2012 Montpelier Syndicate 5151 experienced $3.0 million in net favorable development on prior year loss and LAE reserves relating primarily to 2011 and 2010 catastrophe events ($2.0 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the second quarters of 2013 and 2012 related to small adjustments made across multiple short-tail classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Syndicate 5151’s prior year losses and LAE incurred were not significantly impacted by foreign currency movements during the three month period ended June 30, 2013.  Montpelier Syndicate 5151’s prior year losses and LAE incurred were adversely impacted from $2.6 million in foreign currency transaction losses during the three month period ended June 30, 2012.

Since foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier Syndicate 5151’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

Six month periods ended June 30, 2013 and 2012

Current Year Loss and LAE events

During the six month periods ended June 30, 2013 and 2012, Montpelier Syndicate 5151 experienced $75.6 million and $70.1 million, respectively, in current year net losses and LAE incurred. There were no individually significant loss events impacting Montpelier Syndicate 5151 during these periods, other than those noted above.  The majority of Montpelier Syndicate 5151’s 2013 and 2012 current year losses and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the first half of 2013, Montpelier Syndicate 5151 experienced $7.1 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during that period also included $7.4 million in net unfavorable development on prior year loss and LAE reserves during the first quarter of 2013. The adverse development experienced during the first quarter of 2013 consisted of $14.7 million of net foreign currency transaction losses on Syndicate 5151’s loss and LAE reserves (as described below), partially offset by $7.3 million of favorable development, which reflected adjustments relating to multiple years and classes of businesses.

During the six month period ended June 30, 2012, Montpelier Syndicate 5151 experienced $18.3 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2012 also included the following events and factors recognized during the first quarter of 2012:

•                  Non-catastrophe property and casualty IBNR recorded during 2011 and 2010 ($5.7 million decrease),

•                  2011 Thailand floods ($5.2 million decrease), and

•                  2011 U.S. storms including Hurricane Irene ($1.3 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the six month periods ended June 30, 2013 and 2012 related to small adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Syndicate 5151’s prior year losses and LAE incurred were adversely impacted by foreign currency transaction losses of $13.6 million during the six month period ended June 30, 2013. Montpelier Syndicate 5151’s prior year losses and LAE incurred were not significantly impacted by foreign currency movements during the six month period ended June 30, 2012.

For the six months ended June 30, 2013, Montpelier Syndicate 5151’s loss and LAE ratio of 66.2% (as well as its combined ratio of 105.9%) included 13.2 percentage points of net foreign currency transaction losses from its prior year losses and LAE incurred.

Since a significant portion of Montpelier Syndicate 5151’s loss and LAE reserves are denominated in U.S. dollars, changes in the value of the British pound (Montpelier Syndicate 5151’s functional currency) relative to the U.S. dollar generate foreign currency transaction gains or losses within its losses and LAE incurred upon the conversion of these U.S. dollar-denominated liabilities to British pounds. However, the subsequent translation of these liabilities back into U.S. dollars in consolidation generates substantially offsetting foreign currency translation gains and losses, which are recorded as part of comprehensive income. Therefore, in periods in which there are meaningful movements in the relative value of the British pound versus the U.S. dollar, the resulting impact to Montpelier Syndicate 5151’s losses and LAE (as well as its loss and LAE and combined ratios) can significantly impact its reported underwriting performance without necessarily impacting the Company’s comprehensive income or shareholders’ equity.  The first quarter of 2013 was a period in which there was a significant weakening of the British pound versus the U.S. dollar, and as a result this impact was particularly pronounced during Montpelier Syndicate 5151’s year-to-date 2013 underwriting result.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier Syndicate 5151’s loss and LAE reserves included foreign currency translation gains (losses) of $(1.4) million and $8.8 million during the three month periods ended June 30, 2013 and 2012, respectively, and $21.3 million and $1.2 million during the six month periods ended June 30, 2013 and 2012, respectively.  Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier Syndicate 5151’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2013	2012	2013	2012

Acquisition costs	$11.9	$11.8	$24.8	$20.4
Acquisition cost ratio	24.3%	22.4%	24.0%	19.7%

General and administrative expenses	$7.9	$11.2	$16.2	$19.8
General and administrative expense ratio	16.2%	21.2%	15.7%	19.3%

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

Increases (decreases) in profit commissions, which are accrued based on the estimated results of the subject contract, totaled $0.3  million and $0.8 million for the three month periods ended June 30, 2013 and 2012, respectively, and $0.9 million and $(0.2) million for the six month periods ended June 30, 2013 and 2012, respectively.

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

Montpelier Syndicate 5151’s acquisition cost ratio for the three month period ended June 30, 2013 increased as compared to that of the comparable 2012 period, due largely to reversals of reinstatement premiums written and earned during the second quarter of 2013. These 2013 reversals reduced net premiums earned (the acquisition cost ratio denominator) without a corresponding reduction in acquisition costs, generating an increase in the acquisition cost ratio.  The 2013 reversal of reinstatement premiums, as well as the increase in profit commission expense noted above, also contributed to the increase in Montpelier Syndicate 5151’s acquisition cost ratio for the first six months of 2013, versus that of the comparable 2012 period.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2013	2012	2013	2012

Operating expenses	$6.2	$8.5	$13.1	$15.6
Incentive compensation expenses	1.7	2.7	3.1	4.2

General and administrative expenses	$7.9	$11.2	$16.2	$19.8

Montpelier Syndicate 5151’s operating expenses incurred during the three and six month periods ended June 30, 2013 were lower than those incurred during the comparable 2012 periods, primarily as result of a non-recurring third party management fee recorded during the second quarter of 2012.

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

Montpelier Syndicate 5151’s incentive compensation expenses incurred during the 2013 periods presented decreased versus those of the comparable 2012 periods, primarily as a result of its 2013 accruals being provided at a lower projected payout level than that of the prior year.

BLUE CAPITAL

Underwriting results for Blue Capital for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Month Periods Ended June 30,			Six Month Periods Ended June 30,
($ in millions)	2013	2012		2013	2012

Gross premiums written	$22.6	$2.4		$37.2	$2.4
Ceded reinsurance premiums	(3.0)	—		(3.0)	—
Net premiums written	19.6	2.4		34.2	2.4
Change in net unearned premiums	(14.1)	(2.0)		(24.9)	(2.0)
Net premiums earned	5.5	0.4		9.3	0.4

Loss and LAE — current year losses	(2.0)	—		(2.0)	—
Loss and LAE — prior year losses	—	—		—	—
Acquisition costs	(0.6)	—		(0.9)	—
General and administrative expenses	(0.9)	(0.8)		(1.6)	(0.8)

Underwriting income (loss)	$2.0	$(0.4)		$4.8	$(0.4)

Loss and LAE ratio	36.4%	n/m	%	21.5%	n/m	%
Acquisition cost ratio	10.9%	n/m	%	9.7%	n/m	%
General and administrative expense ratio	16.3%	n/m	%	17.2%	n/m	%

GAAP combined ratio	63.6%	n/m	%	48.4%	n/m	%

n/m - not meaningful.

Since the commencement of its operations in June 2012, Blue Capital has assumed natural catastrophe exposures on an excess-of-loss basis, all of which has been included in our Property Catastrophe - Treaty line of business.

Blue Capital’s gross premiums written totaled $22.6 million and $37.2 million during the three and six month periods ended June 30, 2013, respectively.  Blue Capital’s gross premiums written during the first half of 2012 totaled $2.4 million, all of which were written during the second quarter. The increase in gross premiums written during the 2013 periods, as compared to those written in 2012, reflects the additional capital deployed into Blue Water Re by the BCGR Listed Fund and the BCAP Cell.

During the second quarter of 2013, Blue Capital ceded $3.0 million of premium to third party reinsurers. Blue Capital purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Blue Capital purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Blue Capital’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

Net premiums earned at Blue Capital were $5.5 million and $9.3 million during the three and six month periods ended June 30, 2013, respectively.  Net premiums earned during the comparable 2012 periods were not significant.  Premiums earned are primarily a function of the amount and timing of net premiums previously written.

Losses incurred and paid at the Blue Capital segment totaled $2.0 million and $0.4 million, respectively, during the three and six month periods ended June 30, 2013, all of which relate to U.S. events that occurred during that period.  Blue Capital did not incur or pay any losses prior to the second quarter of 2013.

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.

Blue Capital incurred $0.9 million and $1.6 million of general and administrative expenses during the three and six month periods ended June 30, 2013, respectively, and $0.8 million during the comparable 2012 periods.  Blue Capital’s general and administrative expenses incurred to date have consisted primarily of third party legal and consulting costs associated with the development of our Blue Capital platform, as well as internal personnel costs.

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

Underwriting results for the MUSIC Run-Off segment for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Month Periods Ended June 30,			Six Month Periods Ended June 30,
($ in millions)	2013		2012	2013		2012

Gross premiums written	$0.3		$0.2	$0.6		$1.5
Ceded reinsurance premiums	—		—	—		—
Net premiums written	0.3		0.2	0.6		1.5
Change in net unearned premiums	—		8.2	—		18.3
Net premiums earned	0.3		8.4	0.6		19.8

Loss and LAE - current year losses	—		(5.6)	—		(14.1)
Loss and LAE - prior year losses	(0.5)		0.1	(0.7)		0.4
Acquisition costs	(0.1)		(2.9)	(0.2)		(6.9)
General and administrative expenses	—		—	—		—

Underwriting loss	$(0.3)		$—	$(0.3)		$(0.8)

Loss and LAE ratio	n/m	%	65.5%	n/m	%	69.2%
Acquisition cost ratio	n/m	%	34.5%	n/m	%	34.8%
General and administrative expense ratio	n/m	%	—%	n/m	%	—%

GAAP combined ratio	n/m	%	100.0%	n/m	%	104.0%

n/m - not meaningful.

Premiums written and earned

We assumed $0.3 million and $0.2 million of MUSIC’s premium writings during the three month periods ended June 30, 2013 and 2012, respectively, and $0.6 million and $1.5 million during the six month periods ended June 30, 2013 and 2012, respectively.  Premiums written and earned in the 2013 periods represented additional audit premium relating to policies written on or prior to December 31, 2011. Premiums written and earned during the 2012 periods represented: (i) policies bound by MUSIC with an effective date on or prior to December 31, 2011; and (ii) additional audit premium relating to policies written on or prior to December 31, 2011.

We may be required to assume additional MUSIC premium writings in future periods, but we do not expect such additional writings to be significant.

All premiums written within the MUSIC Run-Off segment relate to the Property and Specialty Individual Risk line of business.

As of June 30, 2013, we had no remaining unearned premiums associated with the MUSIC Sale.

Loss and LAE Reserve Movements

The following table summarizes the loss and LAE reserve movements of the MUSIC Run-Off segment for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2013	2012	2013	2012

Gross and net unpaid loss and LAE reserves - beginning	$40.5	$42.4	$43.5	$38.3

Losses and LAE incurred:
Current year losses	—	5.6	—	14.1
Prior year losses	0.5	(0.1)	0.7	(0.4)
Total losses and LAE incurred	0.5	5.5	0.7	13.7

Losses and LAE paid and approved for payment	(3.5)	(3.5)	(6.7)	(7.6)

Gross and net unpaid loss and LAE reserves - ending	$37.5	$44.4	$37.5	$44.4

The following table summarizes the net loss and LAE ratios of the MUSIC Run-Off segment for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,			Six Month Periods Ended June 30,
	2013		2012	2013		2012

Loss and LAE ratio - current year	n/m	%	66.7%	n/m	%	71.2%
Loss and LAE ratio - prior year	n/m	%	(1.2)%	n/m	%	(2.0)%

Loss and LAE ratio	n/m	%	65.5%	n/m	%	69.2%

n/m - not meaningful.

There were no individually significant loss events experienced within the MUSIC Run-Off segment during the first half of 2013 or 2012.

Underwriting Expenses

The MUSIC Run-Off segment’s acquisition cost ratio for the periods presented reflects the ceding commission (the “MUSIC Ceding Commission”) associated with the business we have assumed from Selective in connection with the MUSIC Sale.  The MUSIC Ceding Commission was designed to reimburse Selective for its general and administrative costs incurred in support of the business it cedes to us. As a result of the MUSIC Ceding Commission, we have not incurred any general and administrative expenses within the MUSIC Run-Off segment during the periods presented.

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

Our Corporate and Other results for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2013	2012	2013	2012

Gross premiums written	$0.3	$0.6	$0.9	$3.6
Reinsurance premiums ceded	(0.3)	(0.6)	(0.9)	(3.6)
Net premiums written	—	—	—	—
General and administrative expenses	(9.0)	(8.0)	(17.7)	(15.2)
Underwriting loss	$(9.0)	$(8.0)	$(17.7)	$(15.2)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of intercompany excess-of-loss reinsurance covers assumed by Montpelier Bermuda from Montpelier Syndicate 5151.

The following table summarizes the general and administrative expenses of Corporate and Other during the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2013	2012	2013	2012

Operating expenses	$5.8	$4.2	$11.4	$9.1
Incentive compensation expenses	3.2	3.8	6.3	6.1

General and administrative expenses	$9.0	$8.0	$17.7	$15.2

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company. Operating expenses incurred during the three and six month periods ended June 30, 2013 increased versus those of the comparable 2012 periods, primarily as a result of the re-allocation of the Company’s risk management expenses from Montpelier Bermuda to Corporate and Other.  This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives.

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

The decrease in Corporate and Other’s incentive compensation expenses incurred during the second quarter of 2013, versus those of the comparable 2012 period, is primarily the result of our 2013 accruals being provided at a lower projected payout level than that of the prior year.

The increase in incentive compensation expenses incurred within Corporate and Other during the six month period ended June 30, 2013, versus the comparable 2012 period, is due to: (i) a greater number of outstanding RSUs attributable to our Corporate and Other activities due, in part, to Mr. Harris’ Service Agreement (see Note 12); and (ii) the acceleration of the vesting of Mr. Busher’s outstanding RSUs awards (see Note 12).  These items more than offset the impact of  the 2013 incentives being provided at a lower projected payout level than that of the prior year.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our net investment income and total return on cash and investments for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2013	2012	2013	2012

Investment income	$18.8	$18.7	$37.2	$37.8
Investment expenses	(2.1)	(1.5)	(4.1)	(3.0)
Net investment income	16.7	17.2	33.1	34.8
Net realized investment gains	6.9	7.4	16.0	35.6
Net unrealized investment gains (losses)	(68.1)	5.9	(77.9)	10.1
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	3.6	2.4	6.5	(0.9)
Credit Derivatives	(3.8)	1.5	(4.3)	2.1
Interest Rate Contracts	(3.8)	1.0	1.2	1.9
Investment Options and Futures	(3.1)	—	(1.6)	(0.5)
Net foreign currency transaction gains (losses) - investing activities	(1.5)	(2.4)	(6.2)	0.1
Total return on cash and investments ($)	$(53.1)	$33.0	$(33.2)	$83.2

Weighted average investment portfolio value, including cash (1)	$2,910	$2,951	$2,969	$2,951
Total return on cash and investments (%)	(1.8)%	1.1%	(1.1)%	2.8%

(1)         Our weighted average investment portfolio calculations exclude those cash and cash equivalents that served to collateralize Blue Water Re’s reinsurance operations (which totalled $165.6 million and $22.5 million at June 30, 2013 and 2012, respectively).  These assets generate virtually no investment income and the return on these invested assets is reflected in Blue Water Re’s underwriting result, and is included in our combined ratio.

Our total return on cash and investments during the 2013 periods presented were lower than those in the corresponding 2012 periods, due primarily to net unrealized losses we experienced within our fixed maturity investments during the second quarter of 2013.

Investment income earned during the 2013 periods was lower than that earned in the corresponding 2012 periods. The decline experienced during the three month period ended June 30, 2013, as compared to the corresponding 2012 period, resulted mainly from a decrease in the average size of our investment portfolio.  The decline experienced during the six month period ended June 30, 2013, as compared to the corresponding 2012 period, resulted mainly from declines in short-term interest rates.

Investment expenses incurred during the 2013 periods were higher than those incurred in the corresponding 2012 periods, due mainly to changes in the allocation of invested balances among investment managers.

During the second quarter of 2013 we experienced $61.2 million of net realized and unrealized investment losses consisting of $58.3 million in net losses from our fixed maturity portfolio, $2.3 million in net losses from our equity portfolio and $0.6 million in net losses from our other investments.  During the first half of 2013 we experienced $61.9 million of net realized and unrealized investment losses consisting of $61.4 million in net losses from our fixed maturity portfolio, $1.2 million in net losses from our equity portfolio and $0.7 million in net gains from our other investments.

The fixed maturity net losses we experienced during the 2013 periods were largely the result of an abrupt increase in market interest rates during the latter part of the second quarter.  The equity portfolio net losses we experienced during the 2013 periods followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that the majority of our equity securities were purchased in June.  The other investment net gains and losses we experienced during the 2013 periods related primarily to the overall performance of the various limited partnership investments we own.

During the second quarter of 2012 we experienced $13.3 million of net realized and unrealized investment gains consisting of $13.1 million in net gains from our fixed maturity portfolio, $0.2 million in net losses from our equity portfolio and $0.4 million in net gains from our other investments. During the first half of 2012 we experienced $45.7 million of net realized and unrealized investment gains consisting of $35.6 million in net gains from our fixed maturity portfolio, $7.0 million in net gains from our equity portfolio and $3.1 million in net gains from our other investments.

The fixed maturity net gains we experienced during the 2012 periods were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on those securities versus that of U.S. Treasuries.  The equity portfolio gains and losses we experienced during the 2012 periods were not comparable to the trends of the U.S. equity market, as measured by the S&P 500, since, during the period we: (i) significantly reduced the size of our equity portfolio; and (ii) increased our short equity positions.  The other investment net gains we experienced during the 2012 periods related primarily to the overall performance of the various limited partnership investments we own.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net income (loss) from investment-related derivative instruments was $(7.1) million and $4.9 million during the three month periods ended June 30, 2013 and 2012, respectively, and $1.8 million and $2.6 million during the six month periods ended June 30, 2013 and 2012, respectively.  Each of our derivative instruments, as well as the income or loss derived therefrom during the periods presented, is further described in Note 6.

During the three month periods ended June 30, 2013 and 2012, we experienced net foreign currency transaction losses on cash and investments (those in connection with our investing activities) of $1.5 million and $2.4 million, respectively. During the six month periods ended June 30, 2013 and 2012, we experienced net foreign currency transaction gains (losses) on cash and investments of $(6.2) million and $0.1 million, respectively.  These foreign currency transaction gains and losses represent foreign exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

As of June 30, 2013, December 31, 2012 and June 30, 2012, our Level 3 investments measured at fair value, as defined in GAAP, totaled $33.4 million (or 1.3%), $124.3 million (or 4.5%) and $108.9 million (or 4.4%) of our total invested assets measured at fair value, respectively. During the first quarter of 2013, we transferred most of our bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case. We also increased our reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

We currently hold long and short fixed maturity investments with exposure to the Eurozone. The following table outlines the details of these holdings at June 30, 2013:

June 30, 2013 (Millions)	Fair value of long positions included in fixed maturity investments	Fair value of short positions included in liabilities	Fair value of net holdings	Cost or amortized cost of net holdings
Eurozone sovereign and agency debt:
Germany	$16.1	$(3.7)	$12.4	$12.4
France	2.9	—	2.9	2.9
Netherlands	6.5	—	6.5	6.4
Total Eurozone sovereign and agency debt	$25.5	$(3.7)	$21.8	$21.7

Eurozone corporate debt:
Austria	$0.1	$—	$0.1	$0.1
Finland	—	(1.5)	(1.5)	(1.5)
France	26.5	—	26.5	26.9
Germany	7.5	—	7.5	7.5
Ireland	14.6	—	14.6	14.9
Italy	10.1	—	10.1	10.8
Luxemburg	24.2	(8.2)	16.0	16.1
Netherlands	23.6	(8.6)	15.0	15.1
Spain	1.9	—	1.9	1.8
Total Eurozone corporate debt (1)	$108.5	$(18.3)	$90.2	$91.7

Eurozone asset-backed securities:
Ireland	$1.3	$—	$1.3	$1.4

Total Eurozone holdings	$135.3	$(22.0)	$113.3	$114.8

(1)         Of our total Eurozone corporate debt holdings at June 30, 2013, $41.2 million (amortized cost $41.7 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.

Net Foreign Currency Gains and Losses

The following table summarizes the components of our net foreign currency gains (losses) for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2013	2012	2013	2012

Net foreign currency transaction gains (losses) - investing activities	$(1.5)	$(2.4)	$(6.2)	$0.1
Net foreign currency transaction gains (losses) - other activities	(3.8)	5.3	22.0	0.2

Net foreign currency gains (losses)	$(5.3)	$2.9	$15.8	$0.3

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

Net Income (Loss) From Derivative Instruments

Our net income (loss) from derivative instruments was $(12.2) million and $2.1 million during the three month periods ended June 30, 2013 and 2012, respectively, and $(7.6) million and $3.6 million during the six month periods ended June 30, 2013 and 2012, respectively.  Each of our derivative instruments, as well as the income and expense derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue for the periods presented consisted of: (i) fees earned for transitional services provided to Selective during the 2012 periods in connection with the MUSIC Sale; (ii) recognition of the proceeds from the Loss Development Cover; and (iii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms.

The following table summarizes our other revenue for the three month and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2013	2012	2013	2012

Services provided to third parties	$—	$0.1	$—	$0.4
Revenue from the Loss Development Cover	—	—	—	0.2
Interest on funds advanced	—	0.1	—	0.1

Other revenue	$—	$0.2	$—	$0.7

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and six month periods ended June 30, 2013 and 2012:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2013	2012	2013	2012

Interest expense and amortization of costs and discount - 2022 Senior Notes	$3.5	$—	$7.0	$—
Interest expense and amortization of costs - 2013 Senior Notes	—	3.5	—	7.0
Interest expense - Trust Preferred Securities	1.1	1.1	2.1	2.2
Letter of credit and trust fees	0.1	0.2	0.3	0.6

Interest and other financing expenses	$4.7	$4.8	$9.4	$9.8

Our interest and other financing expenses were lower than those in the corresponding 2012 periods due to the Reinsurance Trust replacing certain letter of credit facilities that we allowed to expire in accordance with their terms.  See Note 5.

We issued the 2022 Senior Notes on October 5, 2012, and the majority of the net proceeds were used to redeem the 2013 Senior Notes on November 5, 2012. The annual interest expense associated with the 2022 Senior Notes is highly consistent with that of the former 2013 Senior Notes.

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

During the three month periods ended June 30, 2013 and 2012, we recorded an income tax benefit of $0.4 million and zero million, respectively, and during the six month periods ended June 30, 2013 and 2012, we recorded an income tax benefit of $0.2 million and zero million, respectively.  The movements in our income taxes during the 2013 periods were associated primarily with our U.K. operations.  See Note 13.

During the three month periods ended June 30, 2013 and 2012, our Bermuda operations had pretax income (losses) of $(21.1) million and $63.8 million, respectively, and during the six month periods ended June 30, 2013 and 2012, these operations had pretax income of $63.0 million and $175.9 million, respectively.

During the three month periods ended June 30, 2013 and 2012, our U.K. operations had pretax income (losses) of $(2.5) million and $1.7 million, respectively, and during the six month periods ended June 30, 2013 and 2012, these operations had pretax income (losses) of $10.2 million and $(0.1) million, respectively. Of these U.K. entities, only MCL remains in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of June 30, 2013 and December 31, 2012, we established U.K. deferred tax asset valuation allowances of $1.0 million and $3.8 million, respectively, against our existing U.K. gross deferred tax assets of $1.5 million and $4.4 million, respectively.

During each of the three month periods ended June 30, 2013 and 2012, our U.S. operations had pretax income of zero million and during the six month periods ended June 30, 2013 and 2012, these operations had pretax income of zero million and $0.1 million, respectively.  Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $14.0 million at June 30, 2013 and December 31, 2012.

During the three and six month periods ended June 30, 2013 and 2012, the income taxes relating to our Switzerland operations totaled less than $0.1 million.

Net Income Attributable to Non-Controlling Interest

During the three and six month periods ended June 30, 2013, the net income attributable to Blue Capital’s third party investors totaled $0.7 million and $1.9 million, respectively.

Dividends Declared on Preferred Shares

During each of the three month periods ended June 30, 2013 and 2012, we declared $3.4 million in cash dividends on our Preferred Shares and during the six month periods ended June 30, 2013 and 2012, we declared $6.7 million in cash dividends on our Preferred Shares.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to holders of Preferred Shares and Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation and Capital Requirements” herein. We currently pay a regular dividend of $0.115 per Common Share per quarter and our Preferred Shares have a stated dividend rate of 8.875% per year. Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, restricted net assets, capital requirements, cash collateral requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income and sales and maturities of investments.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of June 30, 2013, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 3.4 years. If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

As of June 30, 2013, our sources of immediate and unencumbered liquidity consisted of: (i) $215.7 million of cash and cash equivalents; (ii) $190.8 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $323.6 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

We do not currently have a revolving credit facility because we anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of June 30, 2013 and December 31, 2012:

	June 30,	Dec. 31,
(Millions)	2013	2012

2022 Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total Debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,420.0	1,479.4
Total Capital available to the Company	$1,970.0	$2,029.4

Our total capital decreased by $59.4 million during the first half of 2013 as a result of our recording comprehensive income available to the Company of $68.3 million, recognizing $4.7 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $18.8 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $113.6 million of Common Shares.

The 2022 Senior Notes bear interest at a fixed rate of 4.70% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.  We may redeem the 2022 Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, plus accrued and unpaid interest.

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

We may need to raise additional capital in the future, through the issuance of debt, equity or hybrid securities, in order to, among other things, write new business, incur and/or pay significant losses, respond to, or comply with, changes in the capital requirements that rating agencies or various regulatory bodies use to evaluate us, acquire new businesses, invest in existing businesses or refinance our existing obligations.

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

Letter of Credit Facilities and Trusts

In the normal course of our business, we maintain letter of credit facilities and trust arrangements as a means of providing collateral and/or statutory credit to certain of our constituents. These letter of credit facilities are secured by collateral accounts containing cash, cash equivalents and investment securities.

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of June 30, 2013 and December 31, 2012, our debt to capital ratio (which, as defined in such agreements, is the amount of our 2022 Senior Notes outstanding divided by the sum of: (i) the amount of our 2022 Senior Notes outstanding; and (ii) the amount of our total shareholders’ equity available to the Company, expressed as a percentage) was 16.0% and 15.5%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook).

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

Blue Water Re

Blue Water Re fully collateralizes its reinsurance obligations and does not operate with a financial strength rating.

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

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of June 30, 2013, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

We experienced a net increase in our cash and cash equivalents of $107.9 million and $223.4 million during the six month periods ended June 30, 2013 and 2012, respectively.

We generated $58.4 million and $114.6 million of net cash and cash equivalents from our operations during the 2013 and 2012 periods, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses and operating expenses paid.

Our investment activities provided net cash and cash equivalents of $91.6 million and $213.5 million during the 2013 and 2012 periods, respectively.  The decrease in cash flows provided from our investment activities from the 2012 period to the 2013 period was primarily of the result of significant fluctuations in our restricted cash held in support our investment securities sold short and derivative positions.

Our financing activities used net cash and cash equivalents of $36.5 million and $103.1 million during the 2013 and 2012 periods, respectively. The decrease in cash used for financing activities during the 2013 period is due primarily to the receipt of $97.4 million of third party investment proceeds by Blue Capital.

Detailed information regarding our cash flows for the six month periods ended June 30, 2013 and 2012, follows:

For the six month period ended June 30, 2013:

Our cash flows provided from operations totaled $58.4 million.

Our cash flows provided from investing activities totaled $91.6 million, resulting from the following:

•        we received $149.1 million from net sales of fixed maturity investments,

•        we received $3.2 million from net sales of equity securities and other investments,

•        we paid $7.8 million in settlements of investment-related derivative instruments,

•        we had a $45.9 million increase in our restricted cash,

•        we paid $6.4 million in investment performance fees, and

•        we paid $0.6 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $36.5 million, resulting from the following:

•        we paid $114.7 million to repurchase Common Shares,

•        we received $97.4 million from third party investors in Blue Capital, and

•        we paid $19.2 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $5.6 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

For the six month period ended June 30, 2012:

Our cash flows provided from operations totaled $114.6 million.

Our cash flows provided from investing activities totaled $213.5 million, resulting from the following:

•        we received $114.0 million from net sales of fixed maturity investments,

•        we received $62.2 million from net sales of equity securities and other investments,

•        we paid $1.0 million of closing expenses associated with the MUSIC Sale,

•        we paid $1.1 million in settlements of investment-related derivative instruments,

•        we had a $39.6 million decrease in our restricted cash, and

•        we paid $0.2 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $103.1 million, resulting from the following:

•        we paid $83.9 million to repurchase Common Shares, and

•        we paid $19.2 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $1.6 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at June 30, 2013:

(Millions) Rating / Type	Fair Value at June 30, 2013

AAA	$332.0
U.S. Government and agencies (AA+)	435.3
AA	594.0
A	353.0
BBB	260.5
Below BBB	521.2
Not rated (primarily participation in bank loans)	10.2

Total fixed maturities	$2,506.2

Summary of Critical Accounting Policies and Estimates

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three and six month periods ended June 30, 2013.  As of June 30, 2013 and December 31, 2012, our best estimate for gross unpaid loss and LAE reserves was $1,003.7 million and $1,112.4 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $923.4 million and $1,009.7 million, respectively.  As of June 30, 2013 and December 31, 2012, IBNR represented 63% and 57% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of June 30, 2013, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $138.5 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commissions, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three and six month periods ended June 30, 2013.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three and six month periods ended June 30, 2013.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Share-Based Compensation

On the basis of the Company’s forecasted results for 2013, the Company anticipated issuing 536,761 Variable RSUs for the 2013-2016 award cycle as of June 30, 2013, or an amount equal to the Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2013 to 2016 award cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2014.  See Note 12.

If our results for the balance of 2013 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2013 would be $3.3 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $15.7 million to $7.4 million.  Additionally, our Variable RSUs outstanding would decrease by 536,761.

If our results for the balance of 2013 were to develop favorably, resulting in the maximum possible (200% of Target)  payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2013 would be $3.3 million deficient and the RSU expense that we would expect to incur in future periods would increase from $15.7 million to $23.9 million.  Additionally, our Variable RSUs outstanding would increase by 536,761.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2012 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2013, there were no material changes to our market risks as described in the 2012 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended June 30, 2013, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation disclosed in Note 4 and any disputes involving insurance or reinsurance contracts in the normal course of business, we had no other unresolved legal proceedings at June 30, 2013.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2013	722,394	$25.79	722,394
May 1 - May 31, 2013	1,232,736	25.44	1,232,736
June 1 - June 30, 2013	1,078,643	24.95	1,078,643
Total	3,033,773	$25.35	3,033,773	$171,956,024

(1)         As of July 30, 2012, the Company had a Common Share repurchase authorization of $45.7 million remaining from its authorization granted by the Board on November 16, 2010.   On July 31, 2012, the Board increased the Company’s total share repurchase authorization by $250.0 million to a total of $295.7 million, of which $172.0  million remained at June 30, 2013. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

10.1	Service Agreement between Christopher L. Harris and the Company dated May 20, 2013 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 20, 2013).

11	Statement Re: Computation of Per Share Earnings (included as Note 9 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

	By:	/s/ MICHAEL S. PAQUETTE
		Name:	Michael S. Paquette
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 2, 2013