Form 10-Q
period 2013-09-30
MONTPELIER RE HOLDINGS LTD
filed 2013-11-04
CIK 1165880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the registrant had 49,442,670 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except share amounts)	2013	2012
Assets
Fixed maturity investments, at fair value (amortized cost: $2,375.4 and $2,662.2)	$2,384.7	$2,738.6
Equity securities, at fair value (cost: $115.4 and $38.1)	122.6	40.9
Other investments (cost: $70.8 and $143.1)	74.4	138.5
Total investments	2,581.7	2,918.0
Cash and cash equivalents	529.0	330.8
Restricted cash	130.3	70.6
Reinsurance recoverable on unpaid losses	73.7	102.7
Reinsurance recoverable on paid losses	7.4	6.7
Insurance and reinsurance premiums receivable	274.3	222.9
Unearned reinsurance premiums ceded	38.8	22.2
Deferred insurance and reinsurance acquisition costs	57.6	48.4
Accrued investment income	14.2	15.2
Unsettled sales of investments	244.9	48.9
Other assets	25.1	23.7

Total Assets	$3,977.0	$3,810.1
Liabilities
Loss and loss adjustment expense reserves	$961.1	$1,112.4
Debt	399.1	399.1
Unearned insurance and reinsurance premiums	360.2	270.1
Insurance and reinsurance balances payable	65.6	54.0
Liability for investment securities sold short	103.3	138.8
Unsettled purchases of investments	334.0	148.7
Accounts payable, accrued expenses and other liabilities	59.2	57.6

Total Liabilities	2,282.5	2,180.7

Commitments and Contingent Liabilities (See Note 10)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares, at par value - issued 50,948,153 and 56,711,141 shares	0.1	0.1
Additional paid-in capital	915.4	1,056.0
Common Shares held in treasury, at cost: 1,163,239 and 1,441,451 shares	(18.2)	(23.1)
Retained earnings	549.7	449.7
Accumulated other comprehensive loss	(3.4)	(3.3)

Total Shareholders’ Equity available to the Company	1,593.6	1,629.4

Non-controlling interest	100.9	—

Total Shareholders’ Equity	1,694.5	1,629.4

Total Liabilities and Shareholders’ Equity	$3,977.0	$3,810.1

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods Ended		Nine Month Periods Ended
	September 30,		September 30,
(In millions of U.S. dollars, except per share amounts)	2013	2012	2013	2012
Revenues
Gross insurance and reinsurance premiums written	$114.5	$127.7	$618.4	$640.9
Ceded reinsurance premiums	(13.0)	(26.2)	(93.1)	(108.6)

Net insurance and reinsurance premiums written	101.5	101.5	525.3	532.3
Change in net unearned insurance and reinsurance premiums	51.5	51.5	(73.7)	(72.4)

Net insurance and reinsurance premiums earned	153.0	153.0	451.6	459.9
Net investment income	16.7	15.5	49.8	50.3
Net realized and unrealized investment gains (losses)	4.6	33.2	(57.3)	78.9
Net foreign currency losses	(22.3)	(10.8)	(6.5)	(10.5)
Net income (loss) from derivative instruments	(6.7)	0.7	(14.3)	4.3
Other revenue	—	0.1	—	0.8

Total revenues	145.3	191.7	423.3	583.7
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	26.8	57.3	124.2	158.5
Insurance and reinsurance acquisition costs	24.5	23.5	69.2	71.9
General and administrative expenses	31.3	30.5	84.6	87.2
Non-underwriting expenses:
Interest and other financing expenses	4.7	4.7	14.1	14.5

Total expenses	87.3	116.0	292.1	332.1

Income before income taxes	58.0	75.7	131.2	251.6
Income tax benefit (provision)	(0.1)	(0.7)	0.1	(0.7)

Net income	57.9	75.0	131.3	250.9

Net income attributable to non-controlling interest	(1.6)	—	(3.5)	—

Net income available to the Company	56.3	75.0	127.8	250.9

Dividends declared on Preferred Shares	(3.3)	(3.3)	(10.0)	(10.0)

Net income available to the Company’s common shareholders	$53.0	$71.7	$117.8	$240.9

Net income	$57.9	$75.0	$131.3	250.9

Net change in foreign currency translation	3.1	1.7	(0.1)	0.5

Comprehensive income	61.0	76.7	131.2	251.4

Net income attributable to non-controlling interest	(1.6)	—	(3.5)	—

Comprehensive income available to the Company	$59.4	$76.7	$127.7	$251.4

Per share data:
Basic and diluted earnings per Common Share	$1.02	$1.25	$2.20	$4.08
Dividends declared per Common Share	0.115	0.105	0.345	0.315

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Month Periods Ended September 30, 2013 and 2012

Unaudited

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interest

Opening balances at January 1, 2013	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)	$—

Net income	131.3	—	—	—	—	127.8	—	3.5
Net change in foreign currency translation	(0.1)	—	—	—	—	—	(0.1)	—
Repurchases of Common Shares	(145.2)	—	—	(145.2)	—	—	—	—
Issuances of Common Shares from treasury	—	—	—	(4.9)	4.9	—	—	—
Expense recognized for RSUs	11.6	—	—	11.6	—	—	—	—
RSUs withheld for income taxes	(2.1)	—	—	(2.1)	—	—	—	—
Third party investment in Blue Capital	97.4	—	—	—	—	—	—	97.4
Dividends declared on Common Shares	(17.8)	—	—	—	—	(17.8)	—	—
Dividends declared on Preferred Shares	(10.0)	—	—	—	—	(10.0)	—	—

Ending balances at September 30, 2013	$1,694.5	$150.0	$0.1	$915.4	$(18.2)	$549.7	$(3.4)	$100.9

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interest

Opening balances at January 1, 2012	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)	$—

Net income	250.9	—	—	—	—	250.9	—	—
Net change in foreign currency translation	0.5	—	—	—	—	—	0.5	—
Repurchases of Common Shares	(107.6)	—	—	(98.6)	(9.0)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(0.8)	0.8	—	—	—
Expense recognized for RSUs	9.1	—	—	9.1	—	—	—	—
RSUs withheld for income taxes	(0.2)	—	—	(0.2)	—	—	—	—
Dividends declared on Common Shares	(18.0)	—	—	—	—	(18.0)	—	—
Dividends declared on Preferred Shares	(10.0)	—	—	—	—	(10.0)	—	—

Ending balances at September 30, 2012	$1,674.0	$150.0	$0.1	$1,075.1	$(30.2)	$482.6	$(3.6)	$—

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Month Periods Ended
	September 30,
(In millions of U.S. dollars)	2013	2012
Cash flows from operations:
Net income	$131.3	$250.9
Charges (credits) to reconcile net income to net cash and cash equivalents provided from operations:
Net realized and unrealized investment losses (gains)	57.3	(78.9)
Net realized and unrealized losses (gains) on investment-related derivative instruments	4.1	(0.6)
Net amortization and depreciation of assets and liabilities	5.6	10.9
Expense recognized for RSUs	11.6	9.1
Net change in:
Loss and loss adjustment expense reserves	(151.9)	(49.7)
Reinsurance recoverable on paid and unpaid losses	27.6	8.5
Unearned insurance and reinsurance premiums	89.8	97.4
Insurance and reinsurance balances payable	11.2	23.8
Unearned reinsurance premiums ceded	(16.7)	(25.3)
Deferred insurance and reinsurance acquisition costs	(9.2)	(2.1)
Insurance and reinsurance premiums receivable	(54.3)	(71.1)
Other assets	(2.3)	(2.3)
Accounts payable, accrued expenses and other liabilities	7.8	3.3
Other	12.0	4.8
Net cash and cash equivalents provided from operations	123.9	178.7

Cash flows from investing activities:
Purchases of fixed maturity investments	(4,462.6)	(3,170.1)
Purchases of equity securities	(245.8)	(133.3)
Purchases of other investments	—	(30.1)
Sales, maturities, calls and pay downs of fixed maturity investments	4,685.2	3,098.2
Sales of equity securities	184.1	197.2
Sales and redemptions of other investments	72.2	38.5
Payment of closing expenses associated with the MUSIC Sale	—	(1.0)
Settlements of investment-related derivative instruments	(10.3)	(1.5)
Net change in restricted cash	(60.3)	27.9
Payment of accrued investment performance fees	(6.4)	—
Acquisitions of capitalized assets	(0.8)	(0.4)
Net cash and cash equivalents provided from investing activities	155.3	25.4

Cash flows from financing activities:
Repurchases of Common Shares	(146.6)	(107.6)
Third party investment in Blue Capital	97.4	—
Dividends paid on Common Shares	(18.5)	(18.6)
Dividends paid on Preferred Shares	(10.0)	(10.0)
Net cash and cash equivalents used for financing activities	(77.7)	(136.2)

Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(3.3)	6.1

Net increase in cash and cash equivalents during the period	198.2	74.0
Cash and cash equivalents - beginning of year	330.8	340.3
Cash and cash equivalents - end of period	$529.0	$414.3

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements may not be indicative of financial results for the full year.  The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Detailed financial information about each of the Company’s reportable segments for the three and nine month periods ended September 30, 2013 and 2012 is presented in Note 8.  The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented in Note 8.

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

As of September 30, 2013 and December 31, 2012, Montpelier Re’s investment in the BCAP Cell totaled $40.6 million and $23.4 million, respectively.

In October 2012 the Company established the Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”), a closed-ended, U.K. publicly-listed, mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  In December 2012 Montpelier and third parties invested $50.0 million and $50.1 million, respectively, in the BCGR Listed Fund. In May 2013 third parties invested an additional $52.3 million in the BCGR Listed Fund.

The BCGR Listed Fund is considered a “voting interest entity” under GAAP and, since Montpelier currently owns less than 50% of its outstanding ordinary shares, the Company does not consolidate the BCGR Listed Fund’s net assets or operations within its consolidated financial statements or within the Blue Capital segment.

During the first nine months of 2013, $144.7 million of the BCGR Listed Fund’s assets were initially invested into the BCGR Cell.  The Company has determined that, because the preference shares issued by Blue Water Re and the Cells do not carry voting rights, Blue Water Re and the Cells are considered “variable interest entities” under GAAP.  Management has also determined that the Company, through BCIML’s insurance management agreement, has a controlling financial interest in these entities.  As a result, Blue Water Re and the Cells are fully-consolidated within the Company’s financial statements with the interests attributable to third-party investors being reported as a non-controlling interest.

In June 2013 the Company established Blue Capital Reinsurance Holdings Ltd. (“BCRH”), a Bermuda reinsurance holding company.  BCRH intends to offer collateralized reinsurance in the property catastrophe market through its wholly-owned subsidiary Blue Capital Re Ltd., a registered Bermuda Class 3A insurer.  BCRH may also enter into industry loss warranty contracts through its wholly-owned subsidiary, Blue Capital Re ILS Ltd., a Bermuda exempted company.  BCRH’s underwriting decisions and operations will be managed by Montpelier and BCRH will use Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business.

On October 7, 2013, BCRH publicly filed its initial Registration Statement on Form S-1 with the SEC for a potential offering of BCRH common shares to the public (the “Offering”).  The common shares would be listed on the New York Stock Exchange.

Montpelier Re expects to purchase common shares of BCRH in a concurrent private placement transaction upon completion of the Offering.

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

As of September 30, 2013 and December 31, 2012, Montpelier Re had remaining loss and LAE reserves of $34.9 million and $43.5 million, respectively, under the MUSIC Quota Share.  As of those dates, Montpelier Re had not incurred any losses under the Loss Development Cover.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of September 30, 2013 and December 31, 2012, Montpelier’s provision for doubtful accounts was $3.9 million and $3.8 million, respectively.

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

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the Company’s U.K.-based operations and the Swiss franc is the functional currency for the operations of MEAG. The U.S. dollar is the functional currency for all other operations. The assets and liabilities of the Company’s U.K. and Swiss operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign currency gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity as translation gains and losses, with changes therein reported as a component of other comprehensive income.

The following rates of exchange to the U.S. dollar were used to translate the results of the Company’s U.K. and Swiss operations:

Currency	Opening Rate January 1, 2013	Closing Rate September 30, 2013	Opening Rate January 1, 2012	Closing Rate September 30, 2012
British Pound (GBP)	1.6234	1.6191	1.5617	1.6162
Swiss Franc (CHF)	1.0924	1.1046	1.0634	1.0640

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and losses and its net income or loss from derivative instruments are presented net of any associated performance fees.  Montpelier incurred performance fees related to its investments and investment-related derivative instruments of $1.9 million and $1.5 million during the three month periods ended September 30, 2013 and 2012, respectively, and $2.5 million and $4.3 million during the nine month periods ended September 30, 2013 and 2012, respectively.

Cash and cash equivalents include cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  Restricted cash of $130.3 million at September 30, 2013 consisted of $118.2 million of collateral supporting investment securities sold short and derivative positions and $12.1 million of foreign deposit accounts held at Lloyd’s.  Restricted cash of $70.6 million at December 31, 2012 consisted of $57.1 million of collateral supporting investment securities sold short and derivative positions and $13.5 million of foreign deposit accounts held at Lloyd’s.

As of September 30, 2013 and December 31, 2012, $26.7 million and $47.4 million, respectively, of Montpelier’s cash equivalents represented repurchase agreements which were fully collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Common Shares Held in Treasury

Common Shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of September 30, 2013 and December 31, 2012, the Company had inception-to-date gains from issuances of its treasury shares of $0.1 million and $0.6 million, respectively, which have been recorded as additional paid-in capital on the Company’s consolidated balance sheets. See Note 7.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At September 30, 2013 and December 31, 2012, funds withheld balances of $3.8 million and $4.1 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Non-Controlling Interest

The following table summarizes the movements in the non-controlling interest balance during the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012
Non-controlling interest - beginning	$99.3	$—	$—	$—
Amounts invested into the BCGR Cell on behalf of third parties	—	—	97.4	—
Income attributable to non-controlling interest	1.6	—	3.5	—
Non-controlling interest - ending	$100.9	$—	$100.9	$—

NOTE 2.  Loss and LAE Reserve Movements

The following table summarizes Montpelier’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012
Gross unpaid loss and LAE reserves - beginning	$1,003.7	$1,029.9	$1,112.4	$1,077.1
Reinsurance recoverable on unpaid losses - beginning	(80.3)	(78.8)	(102.7)	(77.7)
Net unpaid loss and LAE reserves - beginning	923.4	951.1	1,009.7	999.4

Losses and LAE incurred:
Current year losses	62.8	73.0	226.3	219.6
Prior year losses	(36.0)	(15.7)	(102.1)	(61.1)
Total incurred losses and LAE	26.8	57.3	124.2	158.5

Net foreign currency translation movements on loss and LAE reserves	20.0	11.7	(1.3)	10.5

Losses and LAE paid and approved for payment:
Current year losses	(20.1)	(15.8)	(34.7)	(24.9)
Prior year losses	(62.7)	(45.1)	(210.5)	(184.3)
Total losses and LAE paid and approved for payment	(82.8)	(60.9)	(245.2)	(209.2)

Net unpaid loss and LAE reserves - ending	887.4	959.2	887.4	959.2
Reinsurance recoverable on unpaid losses - ending	73.7	80.2	73.7	80.2
Gross unpaid loss and LAE reserves - ending	$961.1	$1,039.4	$961.1	$1,039.4

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

Prior Year Loss and LAE Development — three and nine month periods ended September 30, 2013

During the third quarter of 2013, Montpelier experienced $36.0 million in net favorable development on prior year loss and LAE reserves.  This net favorable development related to the following events and factors:

•                            Foreign currency transaction gains relating to prior year loss and LAE reserves recorded at Montpelier Syndicate 5151 ($9.6 million decrease),

•                            The settlement of two claims, which occurred in 2010 and 2011, within our Property and Specialty Individual Risk line of business ($6.1 million decrease),

•                            Casualty IBNR recorded over several prior years at Montpelier Bermuda ($4.1 million decrease),

•                            2007 power plant fire ($1.2 million decrease), and

•                            2012 Hurricane Sandy ($0.9 decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda during the third quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding Hurricane Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $6.0  million during the third quarter of 2013.

The remaining net favorable development on prior year loss and LAE reserves recognized during the third quarter of 2013 related to several smaller adjustments made across multiple classes of business.

During the nine month period ended September 30, 2013, Montpelier experienced $102.1 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above for the three month period ended September 30, 2013, the favorable development recognized during the nine month period ended September 30, 2013 also included the following events and factors recognized during the first half of 2013:

•                            Foreign currency transaction losses relating to prior year loss and LAE reserves recorded at Montpelier Syndicate 5151 ($13.6 million increase),

•                            2011 Japan earthquake ($8.3 million decrease),

•                            IBNR reductions associated with Montpelier’s medical malpractice class of business ($5.0 million decrease),

•                            The commutation/settlement of several prior year contracts ($5.4 million decrease),

•                            A settlement associated with the 2010 Deepwater Horizon oil rig explosion and fire ($5.0 million decrease),

•                            2012 Hurricane Sandy ($4.5 million decrease),

•                            2011 fuel storage facility fire ($2.6 million increase),

•                            2007 power plant fire ($2.5 million increase),

•                            2012 Costa Concordia accident ($2.2 million decrease),

•                            2005 Hurricanes ($1.9 million decrease) and

•                            2011 Georgia weather events ($1.6 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda during the first half of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding Hurricane Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $15.8 million during the first half of 2013.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first half of 2013 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — three and nine month periods ended September 30, 2012

During the third quarter of 2012, Montpelier experienced $15.7 million in net favorable development on prior year loss and LAE reserves.  This net favorable development recognized during the third quarter of 2012 related to the following events and factors:

•                            2011 and prior year property losses ($5.6 million decrease),

•                            2009 and prior year casualty losses ($5.0 million increase),

•                            Foreign currency transaction gains relating to prior year loss and LAE reserves recorded at Montpelier Syndicate 5151 ($3.4 million decrease),

•                            2011 Japan earthquake ($3.2 million decrease),

•                            2010 and 2011 space and aviation losses ($2.0 million decrease), and

•                            2005 hurricanes ($1.4 million decrease).

The remaining net favorable development on prior year loss and LAE reserves recognized during the third quarter of 2012 related to several smaller adjustments made across multiple classes of business.

During the nine month period ended September 30, 2012, Montpelier experienced $61.1 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above for the three month period ended September 30, 2012, the favorable development recognized during the nine month period ended September 30, 2012 also included the following events and factors recognized during the first six months of 2012:

•                            Reserve reductions within the Other Speciality - Treaty line of business ($18.1 million decrease, $5.0 million of which related specifically to Montpelier’s medical malpractice class of business),

•                            2011 Japan earthquake ($12.0 million decrease),

•                            2011 Danish cloudburst ($7.1 million increase),

•                            2011 Thai flood losses ($6.5 million decrease),

•                            An individual risk loss incurred during 2008 ($5.1 million increase),

•                            Three fire losses occurring during 2011 and 2010 ($3.9 million decrease),

•                            February 2011 New Zealand earthquake ($2.8 million increase),

•                            2011 U.S. windstorm and flood losses, including those from Hurricane Irene ($1.3 million decrease), and

•                            Foreign currency transaction gains relating to prior year loss and LAE reserves recorded at Montpelier Syndicate 5151 ($1.1 million decrease).

In addition to the foregoing, claims reported to Montpelier during the first half of 2012 indicated that the non-catastrophe property and casualty IBNR it initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $15.1 million during the first half of 2012.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first half of 2012 related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier Syndicate’s 5151 prior year losses and LAE incurred included foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $9.6 million and $3.4 million during the three month periods ended September 30, 2013 and 2012, respectively, and $(4.0) million and $4.5 million during the nine month periods ended September 30, 2013 and 2012, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier Syndicate 5151’s loss and LAE reserves included foreign currency translation gains (losses) of $(20.0) million and $(11.7) million during the three month periods ended September 30, 2013 and 2012, respectively, and $1.3 million and $(10.5) million during the nine month periods ended September 30, 2013 and 2012, respectively. Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

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

Earned reinsurance premiums ceded were $23.7 million and $30.1 million for the three month periods ended September 30, 2013 and 2012, respectively, and $76.7 million and $83.4 million for the nine month periods ended September 30, 2013 and 2012, respectively.  Net increases (decreases) in estimated ultimate reinsurance recoveries included in loss and LAE were $(1.0) million and $4.4 million for the three month periods ended September 30, 2013 and 2012, respectively, and $11.1 million and $10.9 million for the nine month periods ended September 30, 2013 and 2012, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid losses and unpaid losses as of September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013		December 31, 2012
Rating	Amount	% of Total	Amount	% of Total
A+	$1.4	19%	$1.3	19%
A	3.1	42	1.7	26
A-	0.9	12	1.8	27
Unrated by A.M. Best	2.0	27	1.9	28
Total reinsurance recoverable on paid losses	$7.4	100%	$6.7	100%

	September 30, 2013		December 31, 2012
Rating	Amount	% of Total	Amount	% of Total
A+	$25.1	34%	$30.4	30%
A	31.8	43	36.9	36
A-	1.6	2	8.3	8
Unrated by A.M. Best	15.2	21	27.1	26
Total reinsurance recoverable on unpaid losses	$73.7	100%	$102.7	100%

Montpelier’s unrated reinsurance recoverables as of September 30, 2013 and December 31, 2012, relate to reinsurers that have either: (i) fully collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of September 30, 2013, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	September 30, 2013		December 31, 2012
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value

Fixed maturity investments:
Corporate debt securities	$841.4	$856.1	$1,002.9	$1,037.7
Residential mortgage-backed securities	527.7	522.2	616.2	630.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	507.2	501.4	466.4	473.0
Commercial mortgage-backed securities	133.9	135.2	148.6	155.6
Debt securities issued by non-U.S. governments and their agencies	52.9	53.0	109.4	113.3
Debt securities issued by U.S. states and political subdivisions	52.2	52.5	65.2	72.2
Other debt obligations	260.1	264.3	253.5	256.8
Total fixed maturity investments	$2,375.4	$2,384.7	$2,662.2	$2,738.6

Equity securities:
Exchange-listed funds	$99.5	$106.3	$25.0	$26.9
Other	15.9	16.3	13.1	14.0
Total equity securities	$115.4	$122.6	$38.1	$40.9

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of September 30, 2013, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 2.0 years (inclusive of fixed maturity derivative and short positions).

As of September 30, 2013, 69% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or represented U.S. government or U.S. government-sponsored enterprise securities), 11% were rated “BBB” (Good) by Standard & Poor’s and 20% were either unrated or rated below “BBB”.

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $74.7 million and $127.8 million as of September 30, 2013 and December 31, 2012, respectively.  Montpelier also had open short equity and investment option and future positions of $28.6 million and $11.0 million at September 30, 2013 and December 31, 2012, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $2.7 million and $(4.0) million as of September 30, 2013 and December 31, 2012, respectively.

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	September 30, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value

Other investments carried at net asset value:
Limited partnership interests and private investment funds	$68.2	$68.2	$76.6	$76.6
Investment in the BCGR Listed Fund	0.4	0.4	50.0	50.0
Total other investments at net asset value	$68.6	$68.6	$126.6	$126.6

Other investments carried at fair value:
Limited partnership interests and private investment funds	$1.0	$0.7	$15.8	$12.7
Derivative instruments	1.2	5.1	0.7	(0.8)
Total other investments carried at fair value	$2.2	$5.8	$16.5	$11.9

Other investments	$70.8	$74.4	$143.1	$138.5

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair values or their underlying net asset values, depending on Montpelier’s ownership share. For those funds carried at fair values, the underlying net asset value is used as a best estimate of fair value.

In December 2012 Montpelier invested $50.0 million in the BCGR Listed Fund.  As the funds held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are fully consolidated within the Company’s financial statements. Montpelier’s investment in the BCGR Listed Fund at September 30, 2013 and December 31, 2012 represents the amount of its investment in the BCGR Listed Fund that had not been deployed into the BCGR Cell as of those dates.

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

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures (long), the LIBOR Swap and the UST Contract as of September 30, 2013 and December 31, 2012.  See Note 6.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total

Fixed maturity investments:
Corporate debt securities	$—	$851.4	$4.7	$856.1
Residential mortgage-backed securities	—	522.2	—	522.2
Debt securities issued/sponsored by the U.S. Treasury and its agencies	396.8	104.6	—	501.4
Commercial mortgage-backed securities	—	135.2	—	135.2
Debt securities issued by non-U.S. governments and their agencies	—	53.0	—	53.0
Debt securities issued by U.S. states and political subdivisions	—	52.5	—	52.5
Other debt obligations	—	242.8	21.5	264.3
Total fixed maturity investments	$396.8	$1,961.7	$26.2	$2,384.7

Equity securities:
Exchange-listed funds	$79.2	$27.1	$—	$106.3
Other	16.3	—	—	16.3
Total equity securities	$95.5	$27.1	$—	$122.6

Other investments carried at fair value	$—	$5.1	$0.7	$5.8
Total investments carried at fair value	$492.3	$1,993.9	$26.9	$2,513.1

Other investments carried at net asset value	$—	$57.9	$10.7	$68.6

Total investments	$492.3	$2,051.8	$37.6	$2,581.7

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Fixed maturity investments:
Corporate debt securities	$—	$942.3	$95.4	$1,037.7
Residential mortgage-backed securities	—	630.0	—	630.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	267.5	205.5	—	473.0
Commercial mortgage-backed securities	—	155.6	—	155.6
Debt securities issued by non-U.S. governments and their agencies	1.0	112.3	—	113.3
Debt securities issued by U.S. states and political subdivisions	—	72.2	—	72.2
Other debt obligations	—	240.6	16.2	256.8
Total fixed maturity investments	$268.5	$2,358.5	$111.6	$2,738.6

Equity securities:
Exchange-listed funds	$—	$26.9	$—	$26.9
Industrial	4.7	—	—	4.7
Consumer goods	4.3	—	—	4.3
Utilities	1.9	—	—	1.9
Other	3.1	—	—	3.1
Total equity securities	$14.0	$26.9	$—	$40.9

Other investments carried at fair value	$—	$(0.8)	$12.7	$11.9
Total investments carried at fair value	$282.5	$2,384.6	$124.3	$2,791.4

Other investments carried at net asset value	$—	$102.8	$23.8	$126.6

Total investments	$282.5	$2,487.4	$148.1	$2,918.0

Level 1 Securities

Montpelier’s investments classified as Level 1 as of September 30, 2013 and December 31, 2012, consisted of U.S. Treasuries, debt securities issued by foreign governments and long equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of September 30, 2013 and December 31, 2012, approximately 21% and 17%, respectively, of Montpelier’s open short fixed maturity positions, and all of Montpelier’s short equity positions, were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of September 30, 2013 and December 31, 2012, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of September 30, 2013 and December 31, 2012, approximately 72% and 83%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no transfers between Levels 1 and 2 during the three and nine month periods ended September 30, 2013 and 2012.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of September 30, 2013 and December 31, 2012 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.  In addition, as of September 30, 2013, approximately 7% of Montpelier’s open short fixed maturity positions are valued on the basis of Level 3 inputs.

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

Other investments.  Montpelier’s Level 3 other investments at September 30, 2013 and December 31, 2012 include investments in limited partnerships and private investment funds that invest in distressed mortgages.  The fair value of these investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of September 30, 2013 and December 31, 2012, the Company’s Level 3 investments measured at fair value represented 1.1% and 4.5% of its total investments measured at fair value, respectively.  As of September 30, 2013 and December 31, 2012, the Company’s total Level 3 investments represented 1.5% and 5.1% of its total investments, respectively.

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Period Ended September 30, 2013
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized losses	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$4.2	$1.6	$(0.5)	$—	$(0.6)	$—	$4.7
Other debt obligations	28.5	—	(6.8)	—	(0.2)	—	21.5
Total fixed maturity investments	32.7	1.6	(7.3)	—	(0.8)	—	26.2
Other investments	0.7	—	—	—	—	—	0.7
Total Level 3 investments at fair value	$33.4	$1.6	$(7.3)	$—	$(0.8)	$—	$26.9

	Nine Month Period Ended September 30, 2013
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$95.4	$10.6	$(26.0)	$(4.2)	$9.8	$(80.9)	$4.7
Other debt obligations	16.2	29.9	(12.8)	—	1.0	(12.8)	21.5
Total fixed maturity investments	111.6	40.5	(38.8)	(4.2)	10.8	(93.7)	26.2
Other investments	12.7	—	(11.6)	1.5	(1.9)	—	0.7
Total Level 3 investments at fair value	$124.3	$40.5	$(50.4)	$(2.7)	$8.9	$(93.7)	$26.9

	Three Month Period Ended September 30, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$75.6	$33.4	$(14.1)	$—	$1.3	$96.2
Other debt obligations	7.3	8.8	(2.4)	—	0.1	13.8
Total fixed maturity investments	82.9	42.2	(16.5)	—	1.4	110.0
Other investments	26.0	—	(13.3)	4.2	(3.4)	13.5
Total Level 3 investments at fair value	$108.9	$42.2	$(29.8)	$4.2	$(2.0)	$123.5

	Nine Month Period Ended September 30, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$44.7	$114.9	$(66.2)	$0.5	$2.3	$96.2
Other debt obligations	9.7	8.8	(4.8)	—	0.1	13.8
Total fixed maturity investments	54.4	123.7	(71.0)	0.5	2.4	110.0
Other investments	29.3	—	(18.1)	5.5	(3.2)	13.5
Total Level 3 investments at fair value	$83.7	$123.7	$(89.1)	$6.0	$(0.8)	$123.5

During the first half of 2013, Montpelier transferred most of its bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case.  Additionally, Montpelier has increased its reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

There were no transfers of Level 3 investments during the three month periods ended September 30, 2013 and 2012 or the nine month period ended September 30, 2012.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three and nine month periods ended September 30, 2013 and 2012, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains on Investments	Net Foreign Currency Movements and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues

Three Month Period Ended September 30, 2013:
Fixed maturity investments	$(21.0)	$20.4	$4.4	$3.8
Equity securities	(0.6)	4.2	(3.6)	—
Other investments	(0.5)	2.1	(0.8)	0.8
Three Month Period Ended September 30, 2012:
Fixed maturity investments	$10.8	$17.5	$2.2	$30.5
Equity securities	0.2	0.6	(0.4)	0.4
Other investments	4.0	0.1	0.7	4.8

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Currency Movements and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues

Nine Month Period Ended September 30, 2013:
Fixed maturity investments	$0.9	$(62.9)	$0.4	$(61.6)
Equity securities	—	2.4	(5.6)	(3.2)
Other investments	(7.0)	9.3	(5.5)	(3.2)
Nine Month Period Ended September 30, 2012:
Fixed maturity investments	$24.5	$39.4	$3.4	$67.3
Equity securities	23.4	(15.6)	(2.0)	5.8
Other investments	2.6	4.6	4.7	11.9

(1)Represents net realized and unrealized foreign currency gains and losses from investments and income and losses derived from the following derivative instruments: (i) Foreign Exchange Contracts;  (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures; (v) the LIBOR Swap; and (vi) the UST Contract (see Note 6).  These derivatives are carried at fair value within other investments on the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three and nine month periods ended September 30, 2013 and 2012 consisted of the following:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012

Fixed maturity investments	$18.4	$16.3	$55.1	$52.7
Cash and cash equivalents	—	0.2	0.2	0.4
Equity securities	0.2	—	0.4	0.2
Other investments	0.1	0.6	0.2	1.6
Total investment income	18.7	17.1	55.9	54.9
Investment expenses	(2.0)	(1.6)	(6.1)	(4.6)
Net investment income	$16.7	$15.5	$49.8	$50.3

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds (the “Blue Water Trusts”) established for the benefit of ceding companies.  As of September 30, 2013 and December 31, 2012, the fair value of all assets held in the Blue Water Trusts was $188.5 million and $22.5 million, which met the minimum value required on those dates.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of September 30, 2013 and December 31, 2012, the fair value of all assets held in the MUSIC Trust was $35.7 million and $45.4 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants and Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of September 30, 2013 and December 31, 2012, the fair value of all assets held in the Reinsurance Trust was $336.8 million and $338.2 million, respectively, which met the minimum value required on those dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with its reduced collateral requirements in Florida.  As of September 30, 2013 and December 31, 2012, the fair value of all assets held in the FL Trust was $26.0 million, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL.  As of September 30, 2013 and December 31, 2012, the fair value of all assets held in the Lloyd’s Capital Trust was $157.2 million and $149.6 million, respectively, which met the minimum value required on those dates.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  As of September 30, 2013 and December 31, 2012, the fair value of all assets held in the Premiums Trust Funds was $338.4 million and $371.9 million, respectively. See Note 11.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $4,632.1 million and $2,869.1 million for the nine month periods ended September 30, 2013 and 2012, respectively.  Maturities, calls and paydowns of investments totaled $309.4 million and $464.8 million for the nine month periods ended September 30, 2013 and 2012, respectively.

Montpelier’s sales of investments for the nine month period ended September 30, 2013, includes the portion of its investment in the BCGR Listed Fund ($47.3 million) that was deployed into, and received by, the BCGR Cell during the period. Whereas Montpelier fully consolidates the BCGR Cell’s assets and operations within its consolidated financial statements, it does not consolidate the BCGR Listed Fund’s assets or operations.

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

The carrying value of the 2022 Senior Notes at September 30, 2013 and December 31, 2012, was $299.1 million.

The Company incurred interest expense on the 2022 Senior Notes of $3.5 million and $10.5 million during the three and nine month periods ended September 30, 2013, respectively. The Company paid $7.4 million in interest on the 2022 Senior Notes during the nine month period ended September 30, 2013.

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

The Company incurred interest expense on the 2013 Senior Notes of $3.5 million and $10.5 million during the three and nine month periods ended September 30, 2012, respectively.  The Company paid $14.0 million in interest on the 2013 Senior Notes during the nine month period ended September 30, 2012.

UST Contract

In anticipation of refinancing the 2013 Senior Notes, on July 10, 2012, the Company entered into a derivative contract (the “UST Contract”) with a third-party which was designed to help insulate it against future movements in the 10-year U.S. Treasury rate through a specified date.  The UST Contract, which had a notional value of $250 million, had a tenor of ten years and was required to be terminated on or before August 15, 2013.

On October 2, 2012, the Company terminated the UST Contract and recognized a gain of $0.6 million, which was recorded within net income (loss) from derivative instruments on the Company’s consolidated statement of operations.  See Note 6.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.05% to 4.11% during the nine month period ended September 30, 2013, and from 4.16% to 4.38% during the nine month ended September 30, 2012.

The Company incurred interest expense on the Trust Preferred Securities of $1.0 million and $1.1 million during the three month periods ended September 30, 2013 and 2012, respectively, and $3.1 million and $3.3 million during the nine month periods ended September 30, 2013 and 2012, respectively.  The Company paid $3.1 million and $3.3 million in interest on the Trust Preferred Securities during the nine month periods ended September 30, 2013 and 2012, respectively.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

LIBOR Swap

On February 7, 2012, the Company entered into a five-year swap agreement with a third-party (the “LIBOR Swap”) which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the swap agreement to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net income (loss) from derivative instruments on the Company’s consolidated statement of operations, as opposed to interest and financing expenses.  See Note 6.

Letter of Credit Facilities

In the normal course of business, Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $32.0 million and $128.0 million at September 30, 2013 and December 31, 2012, respectively. The following table outlines these facilities as of September 30, 2013:

	Total Capacity	Amount Drawn	Expiry Date
Secured Operational Letter of Credit Facilities
Four Year Committed Facility	$75.0	$2.3	Oct. 2016
Bilateral Facility	75.0	22.4	None

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral. As of September 30, 2013 and December 31, 2012, the Company and Montpelier Re were in compliance with all covenants.

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

Foreign currency risk, specifically Montpelier’s risk associated with making claim payments in foreign currencies, is managed through the use of foreign currency exchange agreements (“Foreign Exchange Contracts”).

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

In order to help insulate the Company against future movements in the 10-year U.S. Treasury in connection with the its refinancing of the 2013 Senior Notes, the Company entered into the UST Contract.  The fair value of the UST Contract was derived based on other observable (Level 2) inputs. See Note 5.

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

For the remaining Foreign Exchange Contracts and the LIBOR swap and the UST Contract, Montpelier determines the fair values on the basis of information received from counterparties and verification by reference to published rates.  The ILW Swaps are valued on the basis of models developed by Montpelier.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded at September 30, 2013 and December 31, 2012 and the net income (loss) from such derivative instruments during the three and nine month periods ended September 30, 2013 and 2012:

		September 30, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Units	Fair Value	Notional Units
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(4.2)	288	$(1.1)	165
U.S. Dollars sold	Other Investments	5.9	362	1.6	155
Cross-currency	Other Investments	(0.1)	—	—	—
Credit Derivatives	Other Investments	1.1	204	(0.4)	155
Interest Rate Contracts	Other Investments	1.9	1,566	(0.2)	138
Investment Options and Futures (long)	Other Investments	0.9	588	1.0	10
LIBOR Swap	Other Investments	(0.4)	100	(1.7)	100
ILW Swaps	Other Assets	2.2	53	0.1	3
Investment Options and Futures (short)	Liabilities	0.1	285	—	—

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
Income (Loss) From Derivative Instruments:	2013	2012	2013	2012

Foreign Exchange Contracts - underwriting activities	$5.8	$4.5	$(4.4)	$6.7
Foreign Exchange Contracts - investing activities	(2.8)	(1.5)	3.7	(2.4)
Credit Derivatives	(6.4)	(0.7)	(10.7)	1.4
Interest Rate Contracts	3.4	0.1	4.6	2.0
Investment Options and Futures	(0.8)	(0.6)	(2.4)	(1.1)
ILW Swaps	(5.1)	(0.3)	(5.7)	(0.6)
LIBOR Swap	(0.8)	(1.4)	0.6	(2.3)
UST Contract	—	0.6	—	0.6

Net income (loss) from derivative instruments	$(6.7)	$0.7	$(14.3)	$4.3

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

Foreign Exchange Contracts designed to protect Montpelier’s insurance and reinsurance balances against movements in foreign currency exchange rates do not eliminate fluctuations in the actual value of Montpelier’s assets and liabilities denominated in foreign currencies; rather, they provide an offsetting benefit or detriment against such exchange rate movements. Foreign Exchange Contracts related to Montpelier’s investing activities are designed to either protect Montpelier’s cash and invested assets from movements in foreign currency exchange rates or to enhance Montpelier’s investment performance.

Montpelier’s open Foreign Exchange Contracts at September 30, 2013 were denominated in British pounds, Brazilian reals, New Zealand dollars, Japanese yen, European Union euros, Canadian dollars, Australian dollars, Swiss francs, Czech Republic karuny, Hungarian forints, Norwegian kroner, Polish zloty, Swedish krona, South African rands and Mexican pesos.  Montpelier’s open Foreign Exchange Contracts at December 31, 2012 were denominated in British pounds, New Zealand dollars, European Union euros, Canadian dollars, Australian dollars, Japanese yen and Brazilian reals.

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

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.  As of September 30, 2013 and December 31, 2012, Montpelier had open long option and future positions with fair values of $0.4 million and $1.0 million, respectively, and open short option and future positions with fair values of $0.1 million and zero million, respectively.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

ILW Swaps

In July 2013 Montpelier Re entered into an ILW Swap (the “Florida Wind Swap”) with a third-party in order to purchase protection against its Florida wind exposures from July 3, 2013 to December 15, 2013.  In return for a fixed payment of $4.9 million, Montpelier Re is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole.  The maximum recovery to Montpelier Re is $25.0 million.  Through September 30, 2013, no industry loss event has occurred which would have triggered a recovery under the Florida Wind Swap.

In June 2013 Blue Water Re entered into an ILW Swap (the “Blue Water Re Swap”) with a third-party in order to purchase protection against its Florida wind exposures from June 1, 2013 to December 31, 2013.  In return for a fixed payment of $0.5 million, Blue Water Re is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole.  The maximum recovery to Blue Water Re is $5.0 million.  Through September 30, 2013, no industry loss event has occurred which would have triggered a recovery under the Blue Water Re Swap.

During the second quarter of 2013, Montpelier Bermuda entered into four ILW Swaps (the “Japan Wind Swaps”) with a third-party in order to purchase protection against its Japan-based wind and flood exposures from April 1, 2013 to December 15, 2013.  In return for combined fixed payments totaling $2.0 million, Montpelier Re is entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under each Japan Wind Swap is $5.0 million, or $20.0 million in total.  Through September 30, 2013, no industry loss event has occurred which would have triggered a recovery under the Japan Wind Swaps.

In July 2013 Syndicate 5151 entered into an ILW Swap (the “2013 Engineering Swap”) with a third-party in order to purchase protection against its construction and engineering exposures from July 1, 2013 to June 30, 2014.  In return for a fixed payment of $0.3 million, Syndicate 5151 is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Syndicate 5151 under the 2013 Engineering Swap is $3.0 million.  Through September 30, 2013, Montpelier is not aware of any industry loss event which would have triggered a recovery under the 2013 Engineering Swap.

The 2013 Engineering Swap is a renewal of a former ILW Swap (the “2012 Engineering Swap”) which covered Syndicate 5151’s construction and engineering exposures from June 11, 2012 to June 30, 2013.  The 2012 Engineering Swap incorporated the same fixed and floating payments as those associated with the 2013 Engineering Swap, and expired without any recovery.

The fair value of each of the ILW Swaps are derived based on unobservable (Level 3) inputs.

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

The Preferred Shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.

Common Shares

The following table summarizes the Company’s Common Share activity during the nine month periods ended September 30, 2013 and 2012:

	Nine Month Periods Ended September 30,
(in Common Shares)	2013	2012
Beginning Common Shares outstanding	55,269,690	60,864,174
Acquisitions of Common Shares:
Common Shares repurchased and retired	(5,762,988)	(4,959,789)
Common Shares repurchased and placed in treasury	—	(431,800)
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	278,212	49,904
Ending Common Shares outstanding	49,784,914	55,522,489

As of September 30, 2013, the Company had 49,784,914 Common Shares outstanding consisting of 50,948,153 Common Shares issued less 1,163,239 Common Shares held in treasury.  As of December 31, 2012, the Company had 55,269,690 Common Shares outstanding consisting of 56,711,141 Common Shares issued less 1,441,451 Common Shares held in treasury.

2013 Common Share activity

The Company repurchased 5,293,766 Common Shares pursuant to a publicly announced share repurchase program at an average price of $25.25 per share during the first nine months of 2013. These Common Shares were subsequently retired.

On March 7, 2013, the Board authorized the private purchase of 469,222 Common Shares from Mr. Thomas G.S. Busher, the Company’s COO and Head of European Operations, in connection with his planned retirement.  The price paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached. See Note 14.

The Company issued 278,212 Common Shares to employees and directors in satisfaction of vested RSU obligations during the first nine months of 2013. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.5 million, which was recorded as a decrease to additional paid-in capital.

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

Common Share Repurchase Authorization

As of September 30, 2013, the Company had a remaining share repurchase authorization of $140.4 million. There is no stated expiration date associated with the Company’s share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared cash dividends per Common Share totaling $0.115 and $0.105 during the three month periods ended September 30, 2013 and 2012, respectively and $0.345 and $0.315 during the nine month periods ended September 30, 2013 and 2012, respectively.  The total amount of dividends paid to holders of Common Shares during the nine month periods ended September 30, 2013 and 2012, was $18.5 million and $18.6 million, respectively.  As of September 30, 2013 and December 31, 2012, the Company had $5.7 million and $6.4 million, respectively, of dividends payable to holders of Common Shares.

The Company declared cash dividends per Preferred Share totaling $0.5547 during each of the three month periods ended September 30, 2013 and 2012, respectively, and $1.6641 during the nine month periods ended September 30, 2013 and 2012, respectively. The total amount of dividends paid to holders of Preferred Shares during each of the nine month periods ended September 30, 2013 and 2012, was $10.0 million.  As of September 30, 2013 and December 31, 2012, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

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

The following table summarizes Montpelier’s identifiable assets by segment as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Montpelier Bermuda	$3,165.3	$3,126.5
Montpelier Syndicate 5151	559.3	552.9
Blue Capital	218.1	74.0
MUSIC Run-Off	35.8	48.9
Corporate and Other, including intercompany eliminations	(1.5)	7.8
Total assets	$3,977.0	$3,810.1

A summary of Montpelier’s statements of operations by segment for the three month period ended September 30, 2013 follows:

Three Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$60.2	$53.2	$1.1	$0.1	$(0.1)	$114.5
Ceded reinsurance premiums	(12.3)	(0.8)	—	—	0.1	(13.0)
Net premiums written	47.9	52.4	1.1	0.1	—	101.5
Change in net unearned premiums	41.9	2.5	7.1	—	—	51.5
Net premiums earned	89.8	54.9	8.2	0.1	—	153.0

Loss and LAE	(5.6)	(20.4)	(0.4)	(0.4)	—	(26.8)
Acquisition costs	(9.5)	(14.0)	(1.0)	—	—	(24.5)
General and administrative expenses	(9.7)	(9.7)	(0.5)	—	(11.4)	(31.3)
Underwriting income	65.0	10.8	6.3	(0.3)	(11.4)	70.4
Net investment income	15.0	1.4	—	0.3	—	16.7
Net investment and foreign currency losses	7.4	(25.0)	—	(0.1)	—	(17.7)
Net loss from derivative instruments	(8.6)	2.9	(0.4)	—	(0.6)	(6.7)
Other revenue	0.1	—	—	—	(0.1)	—
Interest and other financing expenses	(0.1)	(0.5)	—	—	(4.1)	(4.7)
Income before income taxes	$78.8	$(10.4)	$5.9	$(0.1)	$(16.2)	$58.0

A summary of Montpelier’s statements of operations by segment for the three month period ended September 30, 2012 follows:

Three Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$71.9	$55.3	$—	$0.6	$(0.1)	$127.7
Ceded reinsurance premiums	(24.8)	(1.5)	—	—	0.1	(26.2)
Net premiums written	47.1	53.8	—	0.6	—	101.5
Change in unearned premiums	45.3	0.2	1.1	4.9	—	51.5
Net premiums earned	92.4	54.0	1.1	5.5	—	153.0

Loss and LAE	(32.2)	(21.2)	—	(3.9)	—	(57.3)
Acquisition costs	(9.1)	(12.4)	(0.1)	(1.9)	—	(23.5)
General and administrative expenses	(11.5)	(9.8)	(0.2)	—	(9.0)	(30.5)
Underwriting income	39.6	10.6	0.8	(0.3)	(9.0)	41.7
Net investment income	14.5	0.8	—	0.2	—	15.5
Net investment and foreign currency gains	37.3	(13.4)	—	0.3	(1.8)	22.4
Net income from derivative instruments	(1.0)	2.3	—	—	(0.6)	0.7
Other revenue	0.1	0.4	—	—	(0.4)	0.1
Interest and other financing expenses	(0.1)	(0.6)	—	—	(4.0)	(4.7)
Income before income taxes	$90.4	$0.1	$0.8	$0.2	$(15.8)	$75.7

A summary of Montpelier’s statements of operations by segment for the nine month period ended September 30, 2013 follows:

Nine Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$396.7	$181.9	$38.3	$0.7	$0.8	$618.4
Ceded reinsurance premiums	(70.5)	(18.8)	(3.0)	—	(0.8)	(93.1)
Net premiums written	326.2	163.1	35.3	0.7	—	525.3
Change in net unearned premiums	(51.1)	(4.8)	(17.8)	—	—	(73.7)
Net premiums earned	275.1	158.3	17.5	0.7	—	451.6

Loss and LAE	(31.8)	(88.9)	(2.4)	(1.1)	—	(124.2)
Acquisition costs	(28.3)	(38.8)	(1.9)	(0.2)	—	(69.2)
General and administrative expenses	(27.5)	(25.9)	(2.1)	—	(29.1)	(84.6)
Underwriting income	187.5	4.7	11.1	(0.6)	(29.1)	173.6
Net investment income	45.0	4.1	—	0.7	—	49.8
Net investment and foreign currency losses	(61.7)	0.1	—	(0.9)	(1.3)	(63.8)
Net loss from derivative instruments	(15.3)	0.6	(0.4)	—	0.8	(14.3)
Other revenue	0.1	—	0.7	—	(0.8)	—
Interest and other financing expenses	(0.2)	(1.5)		—	(12.4)	(14.1)
Income before income taxes	$155.4	$8.0	$11.4	$(0.8)	$(42.8)	$131.2

A summary of Montpelier’s statements of operations by segment for the nine month period ended September 30, 2012 follows:

Nine Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Gross premiums written	$439.5	$193.4	$2.4	$2.1	$3.5	$640.9
Ceded reinsurance premiums	(91.9)	(13.2)	—	—	(3.5)	(108.6)
Net premiums written	347.6	180.2	2.4	2.1	—	532.3
Change in unearned premiums	(72.0)	(22.7)	(0.9)	23.2	—	(72.4)
Net premiums earned	275.6	157.5	1.5	25.3	—	459.9

Loss and LAE	(67.9)	(73.0)	—	(17.6)	—	(158.5)
Acquisition costs	(30.2)	(32.8)	(0.1)	(8.8)	—	(71.9)
General and administrative expenses	(32.4)	(29.6)	(1.0)	—	(24.2)	(87.2)
Underwriting income	145.1	22.1	0.4	(1.1)	(24.2)	142.3
Net investment income	47.7	1.8	—	0.8	—	50.3
Net investment and foreign currency gains	82.5	(12.8)	—	0.6	(1.9)	68.4
Net income from derivative instruments	3.9	2.1	—	—	(1.7)	4.3
Other revenue	0.2	0.6	—	0.2	(0.2)	0.8
Interest and other financing expenses	(0.7)	(1.3)	—	—	(12.5)	(14.5)
Income before income taxes	$278.7	$12.5	$0.4	$0.5	$(40.5)	$251.6

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended September 30, 2013 and 2012:

Three Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$29.5	$(0.1)	$1.1	$—	$(0.2)	$30.3
Property Specialty - Treaty	13.4	1.8	—	—	—	15.2
Other Specialty - Treaty	12.5	24.4	—	—	—	36.9
Property and Specialty Individual Risk	4.8	27.1	—	0.1	0.1	32.1
Total gross premiums written	$60.2	$53.2	$1.1	$0.1	$(0.1)	$114.5

Three Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$43.7	$0.5	$—	$—	$(0.1)	$44.1
Property Specialty - Treaty	12.2	3.0	—	—	—	15.2
Other Specialty - Treaty	11.9	17.8	—	—	—	29.7
Property and Specialty Individual Risk	4.1	34.0	—	0.6	—	38.7
Total gross premiums written	$71.9	$55.3	$—	$0.6	$(0.1)	$127.7

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended September 30,
	2013		2012

U.S. and Canada	$36.5	32%	$45.7	36%
Worldwide (1)	54.6	48	53.0	41
Japan	2.2	2	2.3	2
U.K. and Ireland	5.3	4	6.7	5
Worldwide, excluding U.S. and Canada (2)	4.4	4	4.4	3
Western Europe, excluding the U.K. and Ireland	0.9	1	1.2	1
Other	10.6	9	14.4	12
Total gross premiums written	$114.5	100%	$127.7	100%

(1) “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2) “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the nine month periods ended September 30, 2013 and 2012:

Nine Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$272.7	$4.1	$38.3	$—	$0.7	$315.8
Property Specialty - Treaty	37.4	4.8	—	—	0.1	42.3
Other Specialty - Treaty	59.4	59.7	—	—	(0.1)	119.0
Property and Specialty Individual Risk	27.2	113.3	—	0.7	0.1	141.3
Total gross premiums written	$396.7	$181.9	$38.3	$0.7	$0.8	$618.4

Nine Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$319.4	$9.5	$2.4	$—	$3.5	$334.8
Property Specialty - Treaty	35.7	5.8	—	—	—	41.5
Other Specialty - Treaty	57.1	64.0	—	—	—	121.1
Property and Specialty Individual Risk	27.3	114.1	—	2.1	—	143.5
Total gross premiums written	$439.5	$193.4	$2.4	$2.1	$3.5	$640.9

(1)   Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Nine Month Periods Ended September 30,
	2013		2012

U.S. and Canada	$318.5	52%	$324.5	51%
Worldwide (1)	166.7	27	181.6	28
Worldwide, excluding U.S. and Canada (2)	31.4	5	26.2	4
Western Europe, excluding the U.K. and Ireland	27.6	5	25.1	4
Japan	21.3	3	22.8	4
U.K. and Ireland	19.3	3	22.7	3
Other	33.6	5	38.0	6
Total gross premiums written	$618.4	100%	$640.9	100%

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended September 30, 2013 and 2012:

Three Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$56.2	$0.9	$8.2	$—	$(0.1)	$65.2
Property Specialty - Treaty	12.2	1.3	—	—	—	13.5
Other Specialty - Treaty	15.7	23.5	—	—	—	39.2
Property and Specialty Individual Risk	5.7	29.2	—	0.1	0.1	35.1
Total net premiums earned	$89.8	$54.9	$8.2	$0.1	$—	$153.0

Three Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other	Total

Property Catastrophe - Treaty	$58.0	$1.4	$1.1	$—	$—	$60.5
Property Specialty - Treaty	10.7	1.6	—	—	—	12.3
Other Specialty - Treaty	16.6	19.0	—	—	—	35.6
Property and Specialty Individual Risk	7.1	32.0	—	5.5	—	44.6
Total net premiums earned	$92.4	$54.0	$1.1	$5.5	$—	$153.0

(1)   Represents intercompany excess-of-loss reinsurance arrangement between Montpelier Bermuda and Montpelier Syndicate 5151 which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods Ended September 30,
	2013		2012

U.S. and Canada	$78.6	51%	$89.8	59%
Worldwide (1)	38.2	25	27.2	18
Worldwide, excluding U.S. and Canada (2)	8.3	5	6.2	4
Western Europe, excluding the U.K. and Ireland	7.7	5	6.9	5
Japan	5.8	4	6.8	4
U.K. and Ireland	5.3	4	5.5	3
Other	9.1	6	10.6	7
Total net earned premiums	$153.0	100%	$153.0	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the nine month periods ended September 30, 2013 and 2012:

Nine Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$177.4	$2.5	$17.5	$—	$0.7	$198.1
Property Specialty - Treaty	35.3	4.4	—	—	(0.3)	39.4
Other Specialty - Treaty	45.0	62.8	—	—	—	107.8
Property and Specialty Individual Risk	17.4	88.6	—	0.7	(0.4)	106.3
Total net premiums earned	$275.1	$158.3	$17.5	$0.7	$—	$451.6

Nine Month Period Ended September 30, 2012	Montpelier Bermuda	Montpelier Syndicate 5151	Blue Capital	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$174.5	$7.1	$1.5	$—	$0.2	$183.3
Property Specialty - Treaty	32.7	4.9	—	—	—	37.6
Other Specialty - Treaty	45.9	58.9	—	—	0.7	105.5
Property and Specialty Individual Risk	22.5	86.6	—	25.3	(0.9)	133.5
Total net premiums earned	$275.6	$157.5	$1.5	$25.3	$—	$459.9

(1)   Represents intercompany excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier Syndicate 5151 and between MUSIC Run-Off and Montpelier Syndicate 5151, each of which is eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Nine Month Periods Ended September 30,
	2013		2012

U.S. and Canada	$249.3	55%	$257.4	56%
Worldwide (1)	90.3	20	96.9	21
Worldwide, excluding U.S. and Canada (2)	24.8	6	16.6	5
Western Europe, excluding the U.K. and Ireland	24.2	5	23.2	4
Japan	17.5	4	19.4	4
U.K. and Ireland	16.3	4	16.6	4
Other	29.2	6	29.8	6
Total net earned premiums	$451.6	100%	$459.9	100%

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

NOTE 9.  Basic and Diluted Earnings Per Common Share

The Company applies the two-class method of calculating its earnings per Common Share. In applying the two-class method, the Company’s outstanding RSUs are considered to be participating securities.  See Note 12.  For all periods presented, the two-class method was used to determine basic and diluted earnings per Common Share since this method yielded a more dilutive result than the treasury stock method.

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012
Net income available to the Company’s common shareholders	$53.0	$71.7	$117.8	$240.9
Less: net earnings allocated to participating securities	(1.4)	(1.9)	(2.8)	(5.6)
Earnings per Common Share numerator	$51.6	$69.8	$115.0	$235.3

Average Common Shares outstanding (in millions of shares)	50.3	55.7	52.3	57.7

Basic and diluted earnings per Common Share	$1.02	$1.25	$2.20	$4.08

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of September 30, 2013, Montpelier had unfunded commitments to invest $4.9 million into two separate private investment funds.  As of December 31, 2012, Montpelier had unfunded commitments to invest $14.8 million into three separate private investment funds.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at September 30, 2013.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity available to the Company at September 30, 2013.

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

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re.  The declaration of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA.  Additionally, the declaration of any return of capital distributions in any year that would result in a reduction of the prior year-end balance of statutory capital (defined as an insurer’s Statutory Capital and Surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA.  With respect to the year ended December 31, 2013, Montpelier Re has the ability to dividend up to $455.2 million without BMA approval.  For the nine month period ending September 30, 2013, no dividends have been declared and paid by Montpelier Re.  With respect to the year ended December 31, 2012, Montpelier Re had the ability to dividend up to $410.0 million without BMA approval.  During 2012, $75.0 million of dividends were actually declared and paid by Montpelier Re.

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

Blue Water Re fully collateralizes its reinsurance obligations through cash and cash equivalents held in the Blue Water Trusts, which have been established for the benefit of ceding companies.  As a result, Blue Water Re had no restricted net assets other than those associated with its collateral requirements. As of September 30, 2013 and December 31, 2012, the fair value of all assets held in the Blue Water Trusts was $188.5 million and $22.5 million, which met the minimum values required on those dates.

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

As of September 30, 2013, Syndicate 5151 held $299.2 million in investment securities (including accrued interest) and $39.2 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2012, Syndicate 5151 held $269.3 million in investment securities (including accrued interest) and $102.6 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

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

As of September 30, 2013, the Company’s Variable RSUs outstanding consisted of those for the 2013 to 2016 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2013 increase in its FCBVPCS versus a target increase in FCBVPCS of 9.76% (“Target”).  If Target is achieved, the Company would expect to grant 532,457 Variable RSUs to participants.  At an increase in FCBVPCS of 2.76% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 16.76% or more (“Maximum”), the Company would expect to grant 1,064,914 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,
	2013		2012
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,520,762	$15.7	1,588,443	$14.3

Fixed RSUs Awarded	—	—	—	—

Change in Variable RSUs projected for the 2013-2016 cycle	155,437	3.3	—	—

Change in Variable RSUs projected for the 2012-2015 cycle	—	—	160,522	2.6

RSU payments	—	—	(3,750)	—

RSU forfeitures	(5,315)	(0.1)	(3,889)	(0.1)

RSU expense recognized	—	(4.8)	—	(3.8)
End of period	1,670,884	$14.1	1,741,326	$13.0

	Nine Month Periods Ended September 30,
	2013		2012
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,327,041	$10.3	761,279	$4.7

Fixed RSUs Awarded	29,000	0.7	32,000	0.6

Variable RSUs projected to be awarded for the 2013-2016 cycle	692,198	14.8	—	—

Variable RSUs projected to be awarded for the 2012-2015 cycle	—	—	1,068,556	17.7

RSU payments	(358,753)	—	(59,850)	—

RSU forfeitures	(18,602)	(0.1)	(60,659)	(0.9)

RSU expense recognized	—	(11.6)	—	(9.1)
End of period	1,670,884	$14.1	1,741,326	$13.0

RSU Awards and Payments - three and nine month periods ended September 30, 2013

During the three month period ended September 30, 2013, the Company awarded no Fixed RSUs.

During the nine month period ended September 30, 2013, the Company awarded a total of 29,000 Fixed RSUs to its non-management directors and its President and Chief Executive Officer, Christopher L. Harris. Of the total Fixed RSUs awarded during that period, 18,000 RSUs represented annual one-year Fixed RSU awards to directors, 6,000 RSUs represented a one-time three-year Fixed RSU award to a newly-appointed director and 5,000 RSUs represented an annual one-year Fixed RSU award to Mr. Harris pursuant to his new service agreement, which was approved by the Board on May 17, 2013.

On the basis of the Company’s forecasted increase in its FCBVPCS for 2013, the Company anticipated issuing 692,198 Variable RSUs for the 2013-2016 award cycle as of September 30, 2013, or 130% of the in force Target RSUs for that cycle at that time. During the third quarter of 2013, the Company increased the number of its variable RSUs projected to be awarded for the 2013-2016 award cycle from 100% to 130% of the in force Target RSUs, which was made in response a to greater than anticipated increase in FCBVPCS achieved for the period.

During the three month period ended September 30, 2013, the Company made no RSU payments.

During the nine month period ended September 30, 2013, the Company paid out 358,753 vested RSUs and withheld, at the recipient’s election, 80,541 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 278,212 Common Shares from its treasury.  See Note 7.  The fair value of the RSUs paid out during the first nine months of 2013 was $9.2 million.

None of the outstanding RSUs as of September 30, 2013 were vested.

RSU Awards and Payments - three and nine month periods ended September 30, 2012

During the three month period ended September 30, 2012, the Company awarded no Fixed RSUs.

During the nine month period ended September 30, 2012, the Company awarded 32,000 Fixed RSUs to its non-management directors and employees.  Of the total Fixed RSUs awarded during that period, 18,000 RSUs represented annual one-year Fixed RSU awards to directors, 6,000 RSUs represented a one-time three-year Fixed RSU award to a newly-appointed director and 8,000 RSUs represented a five-year Fixed RSU award to employees.

On the basis of the Company’s forecasted increase in its FCBVPCS for 2012, the Company anticipated issuing 1,068,556 Variable RSUs for the 2012-2015 award cycle as of September 30, 2012, or 200% of the in force Target RSUs for that cycle at that time. During the third quarter of 2012, the Company increased the number of its variable RSUs projected to be awarded for the 2012-2015 award cycle from 170% to 200% of the in force Target RSUs, which was made in response a to greater than anticipated increase in FCBVPCS achieved for the period.

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

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding during the nine month periods ended September 30 2013 and 2012 by $0.1 million and $0.9 million, respectively.

In connection with the planned retirement of Mr. Busher on December 31, 2013, the Company agreed to accelerate the vesting of certain of Mr. Busher’s RSU awards pursuant to a transition letter dated February 21, 2013. See Note 14. The acceleration of the vesting of Mr. Busher’s outstanding RSUs awards resulted in the Company recognizing an additional $0.5 million and $1.1 million of RSU expense in the three and nine month periods ended September 30, 2013, respectively, which would have otherwise been recognized in future periods.

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at September 30, 2013 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Four-year RSU awards granted in 2009	6,250	$—
Five-year RSU awards granted in 2009	1,500	—
Four-year RSU awards granted in 2010	116,180	0.2
Three-year RSU awards granted in 2011	20,000	0.1
Five-year RSU awards granted in 2011	30,000	0.2
Three-year RSU awards granted in 2012	4,000	—
Four-year RSU awards granted in 2012	764,856	4.6
Five-year RSU awards granted in 2012	8,900	0.1
One-year RSU awards granted in 2013	21,000	0.3
Three-year RSU awards granted in 2013	6,000	0.1
Four-year RSU awards granted in 2013 (those awards in their Initial Award Period)	692,198	8.5
Total RSUs outstanding at September 30, 2013	1,670,884	$14.1

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $3.9 million, $6.3 million, $3.0 million and $0.9 million during 2013, 2014, 2015 and 2016 & beyond, respectively.

NOTE 13.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, primarily Bermuda, the U.K. and the U.S.  The Company, Montpelier Re and Blue Water Re intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be subject to direct taxation in the U.K. or the U.S. However, because there is no definitive authority regarding activities that constitute taxable activities in the U.K. or the U.S., there can be no assurance that the those jurisdictions will not contend, perhaps successfully, that the Company, Montpelier Re or Blue Water Re is subject to taxation. In that event, those entities would be subject to U.K. income taxes, or U.S. income and branch profits taxes, on income that is connected with or attributable to such activities unless the corporation is entitled to relief under an applicable tax treaty.

The Company has subsidiaries domiciled in the U.K., the U.S. and Switzerland which are subject to the respective foreign and/or federal income taxes in those jurisdictions. The Company’s U.S.- domiciled subsidiaries are also subject to state and local income taxes. The provision for U.S. federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations.

During the three month periods ended September 30, 2013 and 2012, Montpelier recorded an income tax provision of $0.1 million and $0.7 million, respectively, and during the nine month periods ended September 30, 2013 and 2012, Montpelier recorded an income tax provision (benefit) of $(0.1) million and $0.7 million, respectively.  During each of the periods presented, the movements in Montpelier’s income taxes were associated primarily with its U.K. operations.

During the nine month periods ended September 30, 2013 and 2012, Montpelier paid $0.5 million and $0.1 million in income taxes, respectively.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended September 30, 2013 and 2012, these companies had pretax income of $64.5 million and $83.2 million, respectively, and during the nine month periods ended September 30, 2013 and 2012, these companies had pretax income of $127.5 million and $259.1 million, respectively.

United Kingdom

MCL, MUAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended September 30, 2013 and 2012, these companies had pretax losses of $6.4 million and $7.1 million, respectively, and during the nine month periods ended September 30, 2013 and 2012, these companies had pretax income (losses) of $3.8 million and $(7.2) million, respectively.  Of these U.K. entities, only MCL remains in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of September 30, 2013 and December 31, 2012, Montpelier has established U.K. deferred tax asset valuation allowances of $2.2 million and $3.8 million, respectively, against its existing U.K. gross deferred tax assets of $2.9 million and $4.4 million, respectively.

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

During the three month periods ending September 30, 2013 and 2012, despite recognizing GAAP pretax losses, the entities within Montpelier’s U.K. group recorded net income tax provisions as a result of temporary timing differences in the reporting of income or the deducting of expenses for income tax purposes.

During the nine month period ending September 30, 2013, the entities within Montpelier’s U.K. group generated pretax income for both GAAP and tax purposes which arose primarily from MCL.  MCL was able to fully utilize its cumulative net operating loss while the other companies within the Montpelier U.K. group (those other than MCL) recorded an income tax benefit.

During the nine month period ended September 30, 2012, despite recognizing a GAAP pretax loss, the entities within Montpelier’s U.K. group recorded a net income tax provision as a result of temporary timing differences in the reporting of income or the deducting of expenses for income tax purposes.

United States

MUI, MTR, BCAL and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During the three month periods ended September 30, 2013 and 2012, these companies had pretax losses of $0.1 million and $0.4 million, respectively, and during the nine month periods ended September 30, 2013 and 2012, these companies had pretax losses of $0.1 million and $0.3 million, respectively.   Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $14.0 million at September 30, 2013 and December 31, 2012.

The net operating losses associated with the Company’s U.S.-based operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes. During the three and nine month periods ended September 30, 2013, such state and local income taxes totaled zero million and $0.1 million, respectively.  During the three and nine month periods ended September 30, 2012, such state and local income taxes totaled less than $0.1 million.

Switzerland

MEAG is subject to Swiss income taxes. During the three and nine month periods ended September 30, 2013 and 2012, such income taxes totaled less than $0.1 million.

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

At September 30, 2013 and December 31, 2012, the fair value of the 2022 Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $295.7 million and $306.9 million, respectively, which compared to a carrying value of $299.1 million. See Note 5.

At September 30, 2013 and December 31, 2012, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $88.0 million and $89.0 million, respectively, which compared to a carrying value of $100.0 million. See Note 5.

At September 30, 2013 and December 31, 2012, the fair value and net asset value of Montpelier’s other investments carried on the Company’s balance sheets were approximately the same. See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2013 and 2012, and our financial condition as of September 30, 2013 and December 31, 2012.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2012 Form 10-K, as filed with the SEC.

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

Pricing on our April 1, 2013 Japan renewals, which relate primarily to quota-share business, was largely unchanged from the 2012 renewals.  We maintained similar exposures as those assumed in 2012 on a Japanese yen basis although, due to changes in foreign currency exchange rates, these exposures decreased on a U.S. dollar basis.

Pricing on our April through July 2013 property catastrophe renewals showed overall decreases of 12% for U.S. business and 3% for International business.  However, within our property specialty and individual risk segments, we showed increases of 5% and 2%, respectively, as a result of stronger original rates.

While market conditions are challenging, we remain well positioned to continue executing our focused underwriting and capital management strategy.  Further, as we approach the important January renewal season, we believe that we are well positioned to respond to our clients’ needs across all of our platforms.

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

Our June 1, 2013 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of September 30, 2013
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:

Mid-Atlantic hurricane	$610	38%
Northeast hurricane	475	30%
Florida hurricane	468	29%
Gulf hurricane	400	25%
Hawaii hurricane	176	11%

U.S. Earthquake:

New Madrid earthquake	$529	33%
Northwest earthquake	369	23%
California earthquake	352	22%

European Windstorm:

Western European windstorm	$409	26%
UK & Ireland windstorm	364	23%
Scandinavia windstorm	128	8%

Other Countries:

Japan earthquake	$255	16%
Australia cyclone	222	14%
Australia earthquake	220	14%
Canada earthquake	203	13%
Turkey earthquake	181	11%
New Zealand earthquake	123	8%
Japan windstorm	116	7%
Chile earthquake	105	7%

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

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of September 30, 2013
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year
U.S. Hurricane	$339	$396	21%	25%
U.S. Earthquake	166	264	10%	17%
European Windstorm	203	250	13%	16%

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

Summary Financial Results

Three Month Periods Ended September 30, 2013 and 2012

We ended the third quarter of 2013 with a FCBVPCS of $28.06, an increase of 4.2% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting results.  Our comprehensive income available to the Company for the third quarter of 2013 was $59.4 million and our GAAP combined ratio was 53.9%.

Our underwriting results for the third quarter of 2013 contained no significant catastrophe losses and benefitted from $36.0 million in net prior year favorable loss reserve development. Our investment results for the third quarter of 2013 included $4.6 million of net realized and unrealized investment gains which were comprised of $0.6 million in net losses from fixed maturity investments, $3.6 million in net gains from equity securities and $1.6 million in net gains from other investments.

We ended the third quarter of 2012 with a FCBVPCS of $26.61, an increase of 5.3% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income available to the Company for the third quarter of 2012 was $76.7 million and our GAAP combined ratio was 72.7%.

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

Nine Month Periods Ended September 30, 2013 and 2012

We experienced an increase in FCBVPCS of 8.7% during the first nine months of 2013 after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting results, partially offset by net realized and unrealized investment losses.  Our comprehensive income available to the Company for the first nine months of 2013 was $127.7 million and our GAAP combined ratio was 61.5%.

Our underwriting results for the first nine months of 2013 included $25.6 million of net catastrophe losses from flooding in Europe and Canada, and U.S. tornadoes.  These net losses were offset by $102.1 million in net prior year favorable loss reserve development.  Our investment results for the first nine months of 2013 included $57.3 million of net realized and unrealized investment losses which were comprised of $62.0 million in net losses from fixed maturity investments, $2.4 million in net gains from equity securities and $2.3 million in net gains from other investments.

We experienced an increase in FCBVPCS of 18.6% during the first nine months of 2012 after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results.  Our comprehensive income available to the Company for the first nine months of 2012 was $251.4 million and our GAAP combined ratio was 69.0%.

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

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPCS”) and FCBVPCS as of selected balance sheet dates:

	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012

Book value numerators (in millions):

Shareholders’ Equity available to the Company	$1,593.6	$1,570.0	$1,629.4	$1,674.0
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	1,443.6	1,420.0	1,479.4	1,524.0

Book value denominators (in thousands):

[B] Common Shares outstanding	49,785	51,020	55,270	55,523
RSUs outstanding	1,671	1,521	1,327	1,741
[C] Common Shares and RSUs outstanding	51,456	52,541	56,597	57,264

BVPCS [A] / [B]	$29.00	$27.83	$26.77	$27.45
FCBVPCS [A] / [C]	28.06	27.03	26.14	26.61

Increase in FCBVPCS: (1)

From June 30, 2013	4.2%
From December 31, 2012	8.7%
From September 30, 2012	7.2%

(1)         Computed as the increase in our FCBVPCS after taking into account dividends declared on Common Shares of $0.115, $0.345 and $0.46 during the three, nine and twelve month periods ended September 30, 2013, respectively.

Our computations of FCBVPCS and the increase in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

The Company’s increase in FCBVPCS serves as the performance measure for both the portion of our annual employee cash bonuses that are based on Company performance and for our Variable RSU awards. We believe that this performance measure: (i) directly aligns our interests and motivations with those of our stakeholders; and (ii) provides our employees with the ability to easily understand, and identify with, their incentive hurdle, and allows our stakeholders to easily track the Company’s performance with respect to this goal, since we present our calculations of FCBVPCS and the increase in our FCBVPCS in our quarterly earnings releases and our annual and quarterly filings with the SEC.

Consolidated Results of Operations

Our consolidated financial results for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2013	2012	2013	2012
Gross insurance and reinsurance premiums written	$114.5	$127.7	$618.4	$640.9
Ceded reinsurance premiums	(13.0)	(26.2)	(93.1)	(108.6)
Net insurance and reinsurance premiums written	101.5	101.5	525.3	532.3
Change in net unearned insurance and reinsurance premiums	51.5	51.5	(73.7)	(72.4)
Net insurance and reinsurance premiums earned	153.0	153.0	451.6	459.9

Net investment income	16.7	15.5	49.8	50.3
Net realized and unrealized investment gains (losses)	4.6	33.2	(57.3)	78.9
Net foreign currency losses	(22.3)	(10.8)	(6.5)	(10.5)
Net income (loss) from derivative instruments	(6.7)	0.7	(14.3)	4.3
Other revenue	—	0.1	—	0.8
Total revenues	145.3	191.7	423.3	583.7
Underwriting expenses:
Loss and LAE — current year losses	(62.8)	(73.0)	(226.3)	(219.6)
Loss and LAE — prior year losses	36.0	15.7	102.1	61.1
Insurance and reinsurance acquisition costs	(24.5)	(23.5)	(69.2)	(71.9)
General and administrative expenses	(31.3)	(30.5)	(84.6)	(87.2)

Non-underwriting expenses:
Interest and other financing expenses	(4.7)	(4.7)	(14.1)	(14.5)
Total expenses	(87.3)	(116.0)	(292.1)	(332.1)

Income before income taxes	58.0	75.7	131.2	251.6
Income tax benefit (provision)	(0.1)	(0.7)	0.1	(0.7)

Net income	57.9	75.0	131.3	250.9
Net income attributable to non-controlling interest	(1.6)	—	(3.5)	—
Net income available to the Company	56.3	75.0	127.8	250.9
Dividends declared on Preferred Shares	(3.3)	(3.3)	(10.0)	(10.0)
Net income available to the Company’s common shareholders	53.0	$71.7	$117.8	$240.9

Net income	$57.9	$75.0	$131.3	$250.9
Net change in foreign currency translation	3.1	1.7	(0.1)	0.5
Comprehensive income	61.0	76.7	131.2	251.4
Net income attributable to non-controlling interest	(1.6)	—	(3.5)	—
Comprehensive income available to the Company	$59.4	$76.7	$127.7	$251.4

Loss and LAE ratio	17.5%	37.4%	27.5%	34.4%
Acquisition cost ratio	16.0%	15.4%	15.3%	15.6%
General and administrative expense ratio	20.4%	19.9%	18.7%	19.0%
GAAP combined ratio	53.9%	72.7%	61.5%	69.0%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
($ in millions)	2013	2012	2013	2012

Gross premiums written	$60.2	$71.9	$396.7	$439.5
Ceded reinsurance premiums	(12.3)	(24.8)	(70.5)	(91.9)
Net premiums written	47.9	47.1	326.2	347.6
Change in net unearned premiums	41.9	45.3	(51.1)	(72.0)
Net premiums earned	89.8	92.4	275.1	275.6
Loss and LAE - current year losses	(26.2)	(39.3)	(112.1)	(101.7)
Loss and LAE - prior year losses	20.6	7.1	80.3	33.8
Acquisition costs	(9.5)	(9.1)	(28.3)	(30.2)
General and administrative expenses	(9.7)	(11.5)	(27.5)	(32.4)

Underwriting income	$65.0	$39.6	187.5	$145.1

Loss and LAE ratio	6.3%	34.8%	11.5%	24.5%
Acquisition cost ratio	10.6%	9.8%	10.3%	11.0%
General and administrative expense ratio	10.8%	12.4%	10.0%	11.8%

GAAP combined ratio	27.7%	57.0%	31.8%	47.3%

Gross and Net Premiums Written

The following tables summarizes Montpelier Bermuda’s premium writings, by line of business, for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$29.5	49%	$43.7	61%
Property Specialty - Treaty	13.4	22	12.2	17
Other Specialty - Treaty	12.5	21	11.9	16
Property and Specialty Individual Risk	4.8	8	4.1	6

Gross premiums written	60.2	100%	71.9	100%
Ceded reinsurance premiums	(12.3)		(24.8)
Net premiums written	$47.9		$47.1

	Nine Month Periods Ended September 30,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$272.7	69%	$319.4	73%
Property Specialty - Treaty	37.4	9	35.7	8
Other Specialty - Treaty	59.4	15	57.1	13
Property and Specialty Individual Risk	27.2	7	27.3	6

Gross premiums written	396.7	100%	439.5	100%
Ceded reinsurance premiums	(70.5)		(91.9)
Net premiums written	$326.2		$347.6

Gross premiums written within Montpelier Bermuda during the third quarter of 2013 totaled $60.2 million, a decrease of $11.7 million, or 16%, as compared to the third quarter of 2012.  Gross premiums written within Montpelier Bermuda during the first nine months of 2013 totaled $396.7 million, a decrease of $42.8 million, or 10%, as compared to the first nine months of 2012.  The largest decrease in Montpelier Bermuda’s gross premiums written during the 2013 periods, versus those of the 2012 periods, was within the Property Catastrophe-Treaty line of business, where pricing deterioration led to the non-renewal of certain contracts, as well as reduced premium on certain renewals.

Gross and net premiums written during the periods presented include amounts assumed from Montpelier Syndicate 5151 as part of an intercompany excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Bermuda during the three month periods ended September 30, 2013 and 2012 included increases due to reinstatements of $3.3 million and $2.7 million, respectively.  Net premiums written and earned by Montpelier Bermuda during the nine month periods ended September 30, 2013 and 2012 included increases due to reinstatements of $4.7 million and $5.5 million, respectively, and decreases due to adjustment premiums associated with Montpelier Bermuda’s medical malpractice class of business of $4.3 million and $4.5 million, respectively.

Reinsurance premiums ceded by Montpelier Bermuda during the third quarters of 2013 and 2012 were $12.3 million and $24.8 million, respectively, and $70.5 million and $91.9 million during the first nine months of 2013 and 2012, respectively.  The decreases in Montpelier Bermuda’s reinsurance premiums ceded during the 2013 periods, versus those of the 2012 periods, are primarily the result of decreases experienced within its gross Property-Catastrophe writings.

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

Net Premiums Earned

Net premiums earned by Montpelier Bermuda during the three and nine month periods ended September 30, 2013 were $89.8 million and $275.1 million, respectively, versus $92.4 million and $275.6 million for the three and nine month periods ended September 30, 2012, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Gross unpaid loss and LAE reserves - beginning	$640.1	$658.7	$728.2	$716.9
Reinsurance recoverable on unpaid losses - beginning	(63.1)	(62.8)	(87.7)	(61.0)
Net unpaid loss and LAE reserves - beginning	577.0	595.9	640.5	655.9

Losses and LAE incurred:
Current year losses	26.2	39.3	112.1	101.7
Prior year losses	(20.6)	(7.1)	(80.3)	(33.8)
Total losses and LAE incurred	5.6	32.2	31.8	67.9

Losses and LAE paid and approved for payment	(53.3)	(36.5)	(143.0)	(132.2)

Net unpaid loss and LAE reserves - ending	529.3	591.6	529.3	591.6
Reinsurance recoverable on unpaid losses - ending	57.8	64.6	57.8	64.6

Gross unpaid loss and LAE reserves - ending	$587.1	$656.2	$587.1	$656.2

The following table summarizes Montpelier Bermuda’s net loss and LAE ratios for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012

Loss and LAE ratio - current year	29.2%	42.5%	40.7%	36.8%
Loss and LAE ratio - prior year	(22.9)%	(7.7)%	(29.2)%	(12.3)%

Loss and LAE ratio	6.3%	34.8%	11.5%	24.5%

Three month periods ended September 30, 2013 and 2012

Current Year Loss and LAE Events

During the third quarters of 2013 and 2012, Montpelier Bermuda experienced $26.2 million and $39.3 million in current year net losses and LAE incurred, respectively.  There were no individually significant known loss events impacting Montpelier Bermuda during those periods.

Prior Year Loss and LAE Development

During the third quarter of 2013, Montpelier Bermuda experienced $20.6 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  The settlement of two claims, which occurred in 2010 and 2011, within Montpelier Bermuda’s Property and Specialty Individual Risk line of business ($6.1 million decrease),

•                  Casualty IBNR recorded at Montpelier Bermuda over several prior years ($4.1 million decrease),

•                  2007 power plant fire ($1.2 million decrease), and

•                  2012 Hurricane Sandy ($1.0 decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda during the third quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding Hurricane Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $6.0  million during the third quarter of 2013.

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

The remaining favorable development on prior year loss and LAE reserves recognized during the third quarters of 2013 and 2012 related to small adjustments made across multiple short-tail classes of business.

Nine month periods ended September 30, 2013 and 2012

Current Year Loss and LAE Events

During the nine month periods ended September 30, 2013 and 2012, Montpelier Bermuda experienced $112.1 million and $101.7 million in current year net losses and LAE incurred, respectively.  There were no individually significant known loss events impacting Montpelier Bermuda during the those periods, other than $17.6 million net catastrophe losses incurred from flooding in Europe and Canada, and U.S. tornadoes, each of which occurred during the second quarter of 2013.

Prior Year Loss and LAE Development

During the nine month period ended September 30, 2013, Montpelier Bermuda experienced $80.3 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above for the three month period ended September 30, 2013, the favorable development recognized during the nine month period ended September 30, 2013 also included the following events and factors recognized during the first half of 2013:

•                  2012 Hurricane Sandy ($7.3 million decrease),

•                  2011 Japan earthquake ($7.0 million decrease),

•                  IBNR reductions associated with its medical malpractice class of business ($5.0 million decrease),

•                  A settlement associated with the 2010 Deepwater Horizon oil rig explosion and fire ($5.0 million decrease),

•                  The commutation/settlement of four prior year contracts ($3.0 million decrease),

•                  2005 Hurricanes ($2.8 million decrease),

•                  2011 fuel storage facility fire ($2.6 million increase),

•                  2007 power plant fire ($2.5 million increase), and

•                  2011 Georgia weather events ($1.6 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda during the first six months of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding Hurricane Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $15.8 million.

During the nine month period ended September 30, 2012, Montpelier Bermuda experienced $33.8 million in net favorable development on prior year loss and LAE reserves. In addition to the items noted above for the three month period ended September 30, 2012, the favorable development recognized during the nine month period ended September 30, 2012 also included the following events and factors recognized during the first half of 2012:

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

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2013	2012	2013	2012

Acquisition costs	$9.5	$9.1	$28.3	$30.2
Acquisition cost ratio	10.6%	9.8%	10.3%	11.0%

General and administrative expenses	$9.7	$11.5	$27.5	$32.4
General and administrative expense ratio	10.8%	12.4%	10.0%	11.8%

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

Montpelier Bermuda recorded net profit commission benefits of $1.5 million and $1.7 million during the three month periods ended September 30, 2013 and 2012, respectively, and $4.4 million and $4.0 million during the nine month periods ended September 30, 2013 and 2012, respectively.

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

Montpelier Bermuda’s acquisition costs and acquisition cost ratios for the three and nine month periods of 2013 were largely consistent with those of the comparable 2012 periods.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Operating expenses	$6.7	$7.3	$20.6	$22.7
Incentive compensation expenses	3.0	4.2	6.9	9.7

General and administrative expenses	$9.7	$11.5	$27.5	$32.4

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

MONTPELIER SYNDICATE 5151

Underwriting results for Montpelier Syndicate 5151 for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2013	2012	2013	2012

Gross premiums written	$53.2	$55.3	$181.9	$193.4
Ceded reinsurance premiums	(0.8)	(1.5)	(18.8)	(13.2)
Net premiums written	52.4	53.8	163.1	180.2
Change in net unearned premiums	2.5	0.2	(4.8)	(22.7)
Net premiums earned	54.9	54.0	158.3	157.5

Loss and LAE - current year losses	(36.2)	(29.4)	(111.8)	(99.5)
Loss and LAE - prior year losses	15.8	8.2	22.9	26.5
Acquisition costs	(14.0)	(12.4)	(38.8)	(32.8)
General and administrative expenses	(9.7)	(9.8)	(25.9)	(29.6)
Underwriting income	$10.8	$10.6	$4.7	$22.1

Loss and LAE ratio	37.1%	39.2%	56.1%	46.3%
Acquisition cost ratio	25.5%	23.0%	24.5%	20.8%
General and administrative expense ratio	17.7%	18.1%	16.4%	18.9%

GAAP combined ratio	80.3%	80.3%	97.0%	86.0%

Gross and Net Premiums Written

The following tables summarize Montpelier Syndicate 5151’s premium writings, by line of business, for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$(0.1)	—%	$0.5	1%
Property Specialty - Treaty	1.8	3	3.0	5
Other Specialty - Treaty	24.4	46	17.8	32
Property and Specialty Individual Risk	27.1	51	34.0	62

Gross premiums written	53.2	100%	55.3	100%
Reinsurance premiums ceded	(0.8)		(1.5)
Net premiums written	$52.4		$53.8

	Nine Month Periods Ended September 30,
($ in millions)	2013		2012

Property Catastrophe - Treaty	$4.1	2%	$9.5	5%
Property Specialty - Treaty	4.8	3	5.8	3
Other Specialty - Treaty	59.7	33	64.0	33
Property and Specialty Individual Risk	113.3	62	114.1	59

Gross premiums written	181.9	100%	193.4	100%
Reinsurance premiums ceded	(18.8)		(13.2)
Net premiums written	$163.1		$180.2

Gross premiums written within Montpelier Syndicate 5151 during the third quarter of 2013 totaled $53.2 million, which was largely consistent with the gross premiums written during the third quarter of 2012.  Gross premiums written during the first nine months of 2013 totaled $181.9 million, a decrease of $11.5 million, or 6%, as compared to the first nine months of 2012.  The largest decrease was within the Property Catastrophe - Treaty line of business, resulting from rate decreases and reductions in its net exposures.

Reinsurance premiums ceded during the periods presented include amounts ceded as part of intercompany excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 2.

Net premiums written and earned by Montpelier Syndicate 5151 during the three and nine month periods ended September 30, 2013, included reductions in net reinstatement premiums written of $0.5 million and $3.6 million, respectively.  Net premiums written and earned by Montpelier Syndicate 5151 during the 2012 periods were not significantly impacted by reinstatement premiums.

Reinsurance premiums ceded by Montpelier Syndicate 5151 during the third quarter of 2013 and 2012 were $0.8 million and $1.5 million, respectively, and $18.8 million and $13.2 million during the first nine months of 2013 and 2012, respectively.  The increase in Montpelier Syndicate 5151’s reinsurance premiums ceded during the nine month periods, resulted from higher ceded reinstatements and increases experienced within its gross Property and Specialty Individual Risk writings during the first half of 2013.

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

Net Premiums Earned

Net premiums earned at Montpelier Syndicate 5151 were $54.9 million and $54.0 million during the three month periods ended September 30, 2013 and 2012, respectively, and $158.3 million and $157.5 million during the nine month periods ended September 30, 2013 and 2012, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Syndicate 5151’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2013	2012	2013	2012

Gross unpaid loss and LAE reserves - beginning	$334.8	$341.1	$354.0	$341.6
Reinsurance recoverable on unpaid losses - beginning	(27.5)	(30.3)	(28.3)	(36.4)
Net unpaid loss and LAE reserves - beginning	307.3	310.8	325.7	305.2

Losses and LAE incurred:
Current year losses	36.2	29.4	111.8	99.5
Prior year losses	(15.8)	(8.2)	(22.9)	(26.5)
Total losses and LAE incurred	20.4	21.2	88.9	73.0

Net foreign currency translation movements on loss and LAE reserves	20.0	11.7	(1.3)	10.5

Losses and LAE paid and approved for payment	(25.5)	(20.8)	(91.1)	(65.8)

Net unpaid loss and LAE reserves - ending	322.2	322.9	322.2	322.9
Reinsurance recoverable on unpaid losses - ending (1)	25.9	30.3	25.9	30.3
Gross unpaid loss and LAE reserves - ending (1)	$348.1	$353.2	$348.1	$353.2

(1)         Montpelier Syndicate 5151’s ending reinsurance recoverable at September 30, 2013 and December 31, 2012, includes a recoverable from Montpelier Bermuda pursuant to an intercompany reinsurance contract of $10.0 million and $13.3 million, respectively.  The effects of these intercompany reinsurance contracts are eliminated in consolidation.

The following table summarizes Montpelier Syndicate 5151’s net loss and LAE ratios for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012

Loss and LAE ratio - current year	65.9%	54.4%	70.6%	63.1%
Loss and LAE ratio - prior year	(28.8)%	(15.2)%	(14.5)%	(16.8)%

Loss and LAE ratio	37.1%	39.2%	56.1%	46.3%

Three month periods ended September 30, 2013 and 2012

Current Year Loss and LAE Events

During the third quarters of 2013 and 2012, Montpelier Syndicate 5151 experienced $36.2 million and $29.4 million in current year net losses and LAE incurred, respectively.  There were no individually significant known loss events impacting Montpelier Syndicate 5151 during those periods. The majority of Montpelier Syndicate 5151’s 2013 and 2012 current year losses and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE Development

During the third quarter of 2013, Montpelier Syndicate 5151 experienced $15.8 million in net favorable development on prior year loss and LAE reserves.  The largest contributor to the net favorable development experienced during the third quarter of 2013 was $9.6 million of foreign currency transaction gains relating to prior year loss and LAE reserves.

During the third quarter of 2012, Montpelier Syndicate 5151 experienced $8.2 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  2011 and prior year property losses ($5.6 million decrease),

•                  2009 and prior year casualty losses ($5.0 million increase), and

•                  Foreign currency transaction gains relating to prior year loss and LAE reserves ($3.4 million decrease).

The remaining favorable development on prior year loss and LAE reserves recognized during the third quarters of 2013 and 2012 related to small adjustments made across multiple short-tail classes of business.

Nine month periods ended September 30, 2013 and 2012

Current Year Loss and LAE events

During the nine month periods ended September 30, 2013 and 2012, Montpelier Syndicate 5151 experienced $111.8 million and $99.5 million, respectively, in current year net losses and LAE incurred.  There were no individually significant known loss events impacting Montpelier Syndicate 5151 during those periods. The majority of Montpelier Syndicate 5151’s 2013 and 2012 current year losses and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.

Prior Year Loss and LAE development

During the nine month period ended September 30, 2013, Montpelier Syndicate 5151 experienced $22.9 million in net favorable development on prior year loss and LAE reserves.  In addition to the foreign currency transaction gains relating to prior year loss and LAE reserves noted above for the three month period ended September 30, 2013, the favorable development recognized during the nine month period ended September 30, 2013 also included the following events and factors recognized during the first half of 2013:

•                  Foreign currency transaction losses relating to prior year loss and LAE reserves ($13.6 million increase),

•                  The settlement of a 2012 marine loss ($2.4 million decrease),

•                  2012 Costa Concordia accident ($2.2 million decrease),

•                  2011 Japan earthquake ($1.9 million decrease).

The remaining net favorable development on prior year loss and LAE reserves recognized during the nine month period ended September 30, 2013 related to several smaller adjustments made across multiple classes of business

During the nine month period ended September 30, 2012, Montpelier Syndicate 5151 experienced $26.5 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above for the three month period ended September 30, 2012, the favorable development recognized during the nine month period ended September 30, 2012 also included the following events and factors recognized during the first half of 2012:

•                  2011 Thai flood losses ($6.5 million decrease), and

•                  2011 U.S. windstorm and flood losses, including those from Hurricane Irene ($1.3 million decrease), and

•                  Foreign currency transaction gains relating to prior year loss and LAE reserves ($1.1 million decrease).

In addition to the foregoing, claims reported to Montpelier Syndicate 5151 in 2012 indicated that the non-catastrophe property and casualty IBNR it initially recorded during 2011 and 2010 exceeded the extent of losses that actually occurred, and consequently Montpelier Syndicate 5151 decreased its loss and LAE reserves by a further $5.6 million during the first six months of 2012.

The remaining favorable development on prior year loss and LAE reserves recognized during the nine month periods ended September 30, 2013 and 2012 related to small adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier Syndicate’s 5151 prior year losses and LAE incurred included foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $9.6 million and $3.4 million during the three month periods ended September 30, 2013 and 2012, respectively, and $(4.0) million and $4.5 million during the nine month periods ended September 30, 2013 and 2012, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

For the three month period ended September 30, 2013, Montpelier Syndicate 5151’s loss and LAE ratio of 37.1% (as well as its combined ratio of 80.3%) included a 17.5 percentage point reduction relating to net foreign currency transaction gains on its prior year loss and LAE reserves.  For the three month period ended September 30, 2012, Montpelier Syndicate 5151’s loss and LAE ratio of 39.2% (as well as its combined ratio of 80.3%) included a 6.3 percentage point reduction relating to net foreign currency transaction gains on its prior year loss and LAE reserves.

For the nine month periods ended September 30, 2013 and 2012, Montpelier Syndicate 5151’s loss and LAE ratios were not significantly impacted by net foreign currency transaction gains and losses on its prior year loss and LAE reserves.

Since a significant portion of Montpelier Syndicate 5151’s loss and LAE reserves are denominated in U.S. dollars, changes in the value of the British pound (Montpelier Syndicate 5151’s functional currency) relative to the U.S. dollar generate foreign currency transaction gains or losses within its losses and LAE incurred upon the conversion of these U.S. dollar-denominated liabilities to British pounds. However, the subsequent translation of these liabilities back into U.S. dollars in consolidation generates substantially offsetting foreign currency translation gains and losses, which are recorded as part of comprehensive income. Therefore, in periods in which there are meaningful movements in the relative value of the British pound versus the U.S. dollar, the resulting impact to Montpelier Syndicate 5151’s losses and LAE incurred (as well as its loss and LAE and combined ratios) can significantly impact its reported underwriting performance without necessarily impacting the Company’s comprehensive income or shareholders’ equity.  The third quarter of 2013 was a period in which there was a significant strengthening of the British pound versus the U.S. dollar, and as a result this impact was particularly pronounced within Montpelier Syndicate 5151’s third quarter 2013 underwriting result.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier Syndicate 5151’s loss and LAE reserves included foreign currency translation gains (losses) of $(20.0) million and $(11.7) million during the three month periods ended September 30, 2013 and 2012, respectively, and $1.3 million and $(10.5) million during the nine month periods ended September 30, 2013 and 2012, respectively.  Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier Syndicate 5151’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Syndicate 5151’s underwriting expenses for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2013	2012	2013	2012

Acquisition costs	$14.0	$12.4	$38.8	$32.8
Acquisition cost ratio	25.5%	23.0%	24.5%	20.8%

General and administrative expenses	$9.7	$9.8	$25.9	$29.6
General and administrative expense ratio	17.7%	18.1%	16.4%	18.9%

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

Profit commissions, which are accrued based on the estimated results of the subject contract, totaled $1.7 million and $0.6 million for the three month periods ended September 30, 2013 and 2012, respectively, and $2.6 million and $0.4 million for the nine month periods ended September 30, 2013 and 2012, respectively.

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

Montpelier Syndicate 5151’s acquisition cost ratio for the three month period ended September 30, 2013 increased, as compared to that of the comparable 2012 period, due primarily to the profit commission accruals noted above. Montpelier Syndicate 5151’s acquisition cost ratio for the nine month period ended September 30, 2013 also increased, as compared to that of the comparable 2012 period, due primarily to the profit commission accruals noted above as well as reversals of reinstatement premiums written and earned during the second quarter of 2013. The reinstatement premium reversals served to reduce net premiums earned (the acquisition cost ratio denominator) without a corresponding reduction in acquisition costs, thereby generating an increase in the acquisition cost ratio.

The following table summarizes Montpelier Syndicate 5151’s general and administrative expenses during the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Operating expenses	$6.8	$6.7	$19.9	$22.3
Incentive compensation expenses	2.9	3.1	6.0	7.3

General and administrative expenses	$9.7	$9.8	$25.9	$29.6

Montpelier Syndicate 5151’s operating expenses incurred during the third quarter of 2013 were consistent with those of the third quarter of 2012.  Montpelier Syndicate 5151’s operating expenses incurred during the nine month periods ended September 30, 2013 were lower than those of the comparable 2012 period, primarily as result of a non-recurring third-party management fee recorded during the second quarter of 2012.

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

BLUE CAPITAL

Underwriting results for Blue Capital for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Month Periods Ended September 30,			Nine Month Periods Ended September 30,
($ in millions)	2013	2012		2013	2012

Gross premiums written	$1.1	$—		$38.3	$2.4
Ceded reinsurance premiums	—	—		(3.0)	—
Net premiums written	1.1	—		35.3	2.4
Change in net unearned premiums	7.1	1.1		(17.8)	(0.9)
Net premiums earned	8.2	1.1		17.5	1.5

Loss and LAE — current year losses	(0.4)	—		(2.4)	—
Loss and LAE — prior year losses	—	—		—	—
Acquisition costs	(1.0)	(0.1)		(1.9)	(0.1)
General and administrative expenses	(0.5)	(0.2)		(2.1)	(1.0)

Underwriting income	$6.3	$0.8		$11.1	$0.4

Loss and LAE ratio	4.9%	n/m	%	13.7%	n/m	%
Acquisition cost ratio	12.2%	n/m	%	10.9%	n/m	%
General and administrative expense ratio	6.1%	n/m	%	12.0%	n/m	%

GAAP combined ratio	23.2%	n/m	%	36.6%	n/m	%

n/m - not meaningful.

Since the commencement of its operations in June 2012, Blue Capital has assumed natural catastrophe exposures on an excess-of-loss basis, all of which has been included in our Property Catastrophe - Treaty line of business.

Blue Capital’s gross premiums written totaled $1.1 million and $38.3 million during the three and nine month periods ended September 30, 2013, respectively.  Blue Capital’s gross premiums written during the first nine months of 2012 totaled $2.4 million, all of which were written during the second quarter. The increase in gross premiums written during the 2013 periods, as compared to those written in 2012, reflects the additional capital deployed into Blue Water Re by the BCGR Listed Fund and the BCAP Cell.

During the nine month period ended September 30, 2013, Blue Capital ceded $3.0 million of premium to third-party reinsurers, all of which was ceded during the first half of the year.  Blue Capital purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Blue Capital purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Blue Capital’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

Net premiums earned at Blue Capital during the three month periods ended 2013 and 2012 were $8.2 million and $1.1 million, respectively, and $17.5 million and $1.5 million during the nine month periods ended September 30, 2013 and 2012, respectively. Premiums earned are primarily a function of the amount and timing of net premiums previously written.

Losses and LAE incurred and paid by Blue Capital totaled $0.4 million and $2.4 million, respectively, during the three and nine month periods ended September 30, 2013, all of which related to U.S. weather events that occurred during those periods.  Blue Capital did not incur or pay any losses prior during 2012.

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.

Blue Capital incurred $0.5 million and $2.1 million of general and administrative expenses during the three and nine month periods ended September 30, 2013, respectively, and $0.2 million and $1.0 million during the three and nine month periods ended September 30, 2012, respectively.  Blue Capital’s general and administrative expenses incurred to date have consisted primarily of third-party legal and consulting costs, as well as internal personnel costs.

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

Underwriting results for the MUSIC Run-Off segment for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Month Periods Ended September 30,			Nine Month Periods Ended September 30,
($ in millions)	2013		2012	2013		2012

Gross premiums written	$0.1		$0.6	$0.7		$2.1
Ceded reinsurance premiums	—		—	—		—
Net premiums written	0.1		0.6	0.7		2.1
Change in net unearned premiums	—		4.9	—		23.2
Net premiums earned	0.1		5.5	0.7		25.3

Loss and LAE - current year losses	—		(4.3)	—		(18.4)
Loss and LAE - prior year losses	(0.4)		0.4	(1.1)		0.8
Acquisition costs	—		(1.9)	(0.2)		(8.8)
General and administrative expenses	—		—	—		—

Underwriting loss	$(0.3)		$(0.3)	$(0.6)		$(1.1)

Loss and LAE ratio	n/m	%	70.9%	n/m	%	69.6%
Acquisition cost ratio	n/m	%	34.5%	n/m	%	34.8%
General and administrative expense ratio	n/m	%	—%	n/m	%	—%

GAAP combined ratio	n/m	%	105.4%	n/m	%	104.4%

n/m - not meaningful.

Premiums written and earned

We assumed $0.1 million and $0.6 million of MUSIC’s premium writings during the three month periods ended September 30, 2013 and 2012, respectively, and $0.7 million and $2.1 million during the nine month periods ended September 30, 2013 and 2012, respectively.  Premiums written and earned in the 2013 periods represented additional audit premium relating to policies written on or prior to December 31, 2011. Premiums written and earned during the 2012 periods represented: (i) policies bound by MUSIC with an effective date on or prior to December 31, 2011; and (ii) additional audit premium relating to policies written on or prior to December 31, 2011.

We may be required to assume additional MUSIC premium writings in future periods, but we do not expect such additional writings to be significant.

All premiums written within the MUSIC Run-Off segment relate to the Property and Specialty Individual Risk line of business.

As of September 30, 2013, we had no remaining unearned premiums associated with the MUSIC Sale.

Loss and LAE Reserve Movements

The following table summarizes the loss and LAE reserve movements of the MUSIC Run-Off segment for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Gross and net unpaid loss and LAE reserves - beginning	$37.5	$44.4	$43.5	$38.3

Losses and LAE incurred:
Current year losses	—	4.3	—	18.4
Prior year losses	0.4	(0.4)	1.1	(0.8)
Total losses and LAE incurred	0.4	3.9	1.1	17.6

Losses and LAE paid and approved for payment	(3.0)	(3.6)	(9.7)	(11.2)

Gross and net unpaid loss and LAE reserves - ending	$34.9	$44.7	$34.9	$44.7

The following table summarizes the net loss and LAE ratios of the MUSIC Run-Off segment for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,			Nine Month Periods Ended September 30,
	2013		2012	2013		2012

Loss and LAE ratio - current year	n/m	%	78.2%	n/m	%	72.6%
Loss and LAE ratio - prior year	n/m	%	(7.3)%	n/m	%	(3.0)%

Loss and LAE ratio	n/m	%	70.9%	n/m	%	69.6%

n/m - not meaningful.

There were no individually significant known loss events impacting the MUSIC Run-Off segment during the periods presented.

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

Our Corporate and Other results for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Gross premiums written	$(0.1)	$(0.1)	$0.8	$3.5
Reinsurance premiums ceded	0.1	0.1	(0.8)	(3.5)
Net premiums written	—	—	—	—
General and administrative expenses	(11.4)	(9.0)	(29.1)	(24.2)

Underwriting loss	$(11.4)	$(9.0)	$(29.1)	$(24.2)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of intercompany excess-of-loss reinsurance covers assumed by Montpelier Bermuda from Montpelier Syndicate 5151.

The following table summarizes the general and administrative expenses of Corporate and Other during the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Operating expenses	$6.7	$4.7	$18.1	$13.8
Incentive compensation expenses	4.7	4.3	11.0	10.4

General and administrative expenses	$11.4	$9.0	$29.1	$24.2

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company.

Operating expenses incurred during the three month period ended September 30, 2013 increased over that of the comparable 2013 period, primarily as a result of expenses recorded in connection with the potential offering of BCRH common shares to the public pursuant to the Offering.  Operating expenses incurred during the nine month period ending September 30, 2013 increased over that of the comparable 2012 period, primarily as a result of expenses recorded in connection with the Offering (as described above) and the re-allocation of the Company’s risk management expenses from Montpelier Bermuda to Corporate and Other. This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives.

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

The increases in Corporate and Other’s incentive compensation expenses incurred during the 2013 periods presented, versus the comparable 2012 periods, are due to: (i) a greater number of outstanding RSUs attributable to our Corporate and Other activities due, in part, to Mr. Harris’ Service Agreement; and (ii) the acceleration of the vesting of Mr. Busher’s outstanding RSUs awards (see Note 12 of the Notes to Consolidated Financial Statements).  These items more than offset the impact of the 2013 incentives being provided at a lower projected payout level than that of the prior year.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our net investment income and total return on cash and investments for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2013	2012	2013	2012

Investment income	$18.7	$17.1	$55.9	$54.9
Investment expenses	(2.0)	(1.6)	(6.1)	(4.6)
Net investment income	16.7	15.5	49.8	50.3
Net realized investment gains (losses)	(22.1)	14.9	(6.1)	50.5
Net unrealized investment gains (losses)	26.7	18.3	(51.2)	28.4
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	(2.8)	(1.5)	3.7	(2.4)
Credit Derivatives	(6.4)	(0.7)	(10.7)	1.4
Interest Rate Contracts	3.4	0.1	4.6	2.0
Investment Options and Futures	(0.8)	(0.6)	(2.4)	(1.1)
Net foreign currency transaction gains (losses) - investing activities	1.3	1.8	(4.9)	2.0
Total return on cash and investments ($)	$16.0	$47.8	$(17.2)	$131.1

Weighted average investment portfolio value, including cash (1)	$2,857	$2,999	$2,932	$2,967
Total return on cash and investments (%)	0.6%	1.6%	(0.6)%	4.5%

(1)                   Our weighted average investment portfolio calculations exclude those cash and cash equivalents that principally served to collateralize Blue Water Re’s reinsurance operations (which totaled $197.0 million and $22.5 million at September 30, 2013 and 2012, respectively).  These assets generate virtually no investment income and the return on these invested assets is reflected in Blue Water Re’s underwriting result, and is included in our combined ratio.

Our total return on cash and investments during the three month period ended September 30, 2013 was lower than that in the corresponding 2012 period, due primarily to lower net realized and unrealized gains experienced within our fixed maturity investments.  Our total return on cash and investments during the nine month period ended September 30, 2013 was also lower than that in the corresponding 2012 period, due primarily to net unrealized losses we experienced within our fixed maturity investments during the second quarter of 2013.

Investment income earned during the 2013 periods was higher than that earned in the corresponding 2012 periods. The increases experienced resulted mainly from increases in market interest rates.

Investment expenses incurred during the 2013 periods were higher than those incurred in the corresponding 2012 periods, due mainly to changes in the allocation of invested balances among investment managers.

During the third quarter of 2013 we experienced $4.6 million of net realized and unrealized investment gains consisting of $0.6 million in net losses from our fixed maturity portfolio, $3.6 million in net gains from our equity portfolio and $1.6 million in net gains from our other investments.  During the first nine months of 2013 we experienced $57.3 million of net realized and unrealized investment losses consisting of $62.0 million in net losses from our fixed maturity portfolio, $2.4 million in net gains from our equity portfolio and $2.3 million in net gains from our other investments.

The fixed maturity net losses we experienced during the first nine months of 2013 were largely the result of an abrupt increase in market interest rates during the latter part of the 2013 second quarter.  The equity portfolio net gains we experienced during the 2013 periods followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that the majority of our equity securities were purchased in June.  The other investment net gains we experienced during the 2013 periods related primarily to the overall performance of the various limited partnership investments we own.

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

The fixed maturity gains we experienced during the 2012 periods were largely the result of declines in U.S. Treasury yields as well as tightening credit spreads between the yield on the fixed maturity investments we held versus that of U.S. Treasuries.  The equity portfolio gains and losses we experienced during the 2012 periods were not comparable to the trends of the U.S. equity market, as measured by the S&P 500, since, during the period we: (i) significantly reduced the size of our equity portfolio; and (ii) increased our short equity positions.  The other investment net gains we experienced during the 2012 periods related primarily to the overall performance of the various limited partnership investments we own.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net loss from investment-related derivative instruments was $6.6 million and $2.7 million during the three month periods ended September 30, 2013 and 2012, respectively, and $4.8 million and $0.1 million during the nine month periods ended September 30, 2013 and 2012, respectively.  Each of our derivative instruments, as well as the income or loss derived therefrom during the periods presented, is further described in Note 6.

During the three month periods ended September 30, 2013 and 2012, we experienced net foreign currency transaction gains on cash and investments (those in connection with our investing activities) of $1.3 million and $1.8 million, respectively. During the nine month periods ended September 30, 2013 and 2012, we experienced net foreign currency transaction gains (losses) on cash and investments of $(4.9) million and $2.0 million, respectively.  These foreign currency transaction gains and losses represent foreign currency exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

As of September 30, 2013, December 31, 2012 and September 30, 2012, our Level 3 investments measured at fair value, as defined in GAAP, totaled $26.9 million (or 1.1%), $124.3 million (or 4.5%) and $123.5 million (or 4.4%) of our total invested assets measured at fair value, respectively. During the first quarter of 2013, we transferred most of our bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case. We also increased our reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

We currently hold long and short fixed maturity investments with exposure to the Eurozone. The following table outlines the details of these holdings at September 30, 2013:

September 30, 2013 (Millions)	Fair value of long positions included in fixed maturity investments	Fair value of short positions included in liabilities	Fair value of net holdings	Cost or amortized cost of net holdings
Eurozone sovereign and agency debt:
Germany	$7.5	$—	$7.5	$7.4
Ireland	1.2	—	1.2	1.2
Portugal	2.0	—	2.0	2.0
Total Eurozone sovereign and agency debt	$10.7	$—	$10.7	$10.6

Eurozone corporate debt:
Austria	$0.2	$—	$0.2	$0.3
Belgium	1.1	—	1.1	1.0
France	28.4	—	28.4	28.1
Germany	8.6	—	8.6	8.4
Ireland	5.0	—	5.0	4.7
Italy	3.0	—	3.0	3.0
Luxembourg	23.3	—	23.3	22.8
Netherlands	22.1	(2.0)	20.1	19.8
Spain	1.4	—	1.4	1.3
Total Eurozone corporate debt (1)	$93.1	$(2.0)	$91.1	$89.4

Eurozone asset-backed securities:
Germany	$2.9	$—	$2.9	$3.0
Netherlands	4.2	—	4.2	4.1
Total Eurozone asset-backed securities	$7.1	$—	$7.1	$7.1

Total Eurozone holdings	$110.9	$(2.0)	$108.9	$107.1

(1)                   Of our total Eurozone corporate debt holdings at September 30, 2013, $33.3 million (amortized cost $34.0 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.

Net Foreign Currency Losses

The following table summarizes the components of our net foreign currency gains (losses) for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Net foreign currency transaction gains (losses) - investing activities	$1.3	$1.8	$(4.9)	$2.0
Net foreign currency transaction losses - other activities	(23.6)	(12.6)	(1.6)	(12.5)

Net foreign currency losses	$(22.3)	$(10.8)	$(6.5)	$(10.5)

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign currency transaction gains (losses) we experienced in connection with our investing activities during the periods presented.

The net foreign currency transaction gains (losses) we experienced in connection with our other activities represent net foreign currency gains and losses resulting from: (i) Montpelier Bermuda’s premiums receivable that are denominated in currencies other than the U.S. dollar (Montpelier Bermuda’s functional currency); and (ii) Montpelier Syndicate 5151’s assets and liabilities that are denominated in currencies other than the British pound (Montpelier Syndicate 5151’s functional currency), including those denominated in U.S. dollars. These net transaction gains and losses do not include:

(i) fluctuations associated with Montpelier Bermuda’s and Montpelier Syndicate 5151’s losses and LAE, which we record as favorable or unfavorable loss reserve development; (ii) the income or loss associated with those Foreign Exchange Contracts we enter into in order to mitigate the financial effects of certain foreign currency exchange rate fluctuations, see “Net Income (Loss) From Derivative Instruments”; and (iii) any offsetting foreign currency translation gains and losses we recognize through our comprehensive income or loss associated with Montpelier Syndicate 5151’s assets and liabilities that are denominated in U.S. dollars.

The net foreign currency transaction losses we experienced during the periods presented associated with our other activities is primarily due to a weakening of the U.S. dollar against the British pound during such periods.  During the third quarter of 2013, a period in which there was a significant weakening of the U.S. dollar against the British pound, the net foreign currency transaction losses we incurred were particularly pronounced.

Net Income (Loss) From Derivative Instruments

Our net income (loss) from derivative instruments was $(6.7) million and $0.7 million during the three month periods ended September 30, 2013 and 2012, respectively, and $(14.3) million and $4.3 million during the nine month periods ended September 30, 2013 and 2012, respectively.  Each of our derivative instruments, as well as the income and losses derived therefrom during the periods presented, is described in Note 6.

Other Revenue

Our other revenue for the periods presented consisted of: (i) fees earned for transitional services provided to Selective during the 2012 periods in connection with the MUSIC Sale; (ii) recognition of the proceeds from the Loss Development Cover; (iii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms and (iv) the loss recognized on the sale of PUAL on September 30, 2012 (see Note 1 of the Notes to Consolidated Financial Statements).

The following table summarizes our other revenue for the three month and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Services provided to third parties	$—	$0.6	$—	$1.0
Revenue from the Loss Development Cover	—	—	—	0.2
Interest on funds advanced	—	—	—	0.1
Loss on Sale of PUAL	—	(0.5)	—	(0.5)

Other revenue	$—	$0.1	$—	$0.8

Interest and Other Financing Expenses

The following table summarizes our interest and other financing expenses for the three and nine month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2013	2012	2013	2012

Interest expense and amortization of costs and discount - 2022 Senior Notes	$3.5	$—	$10.5	$—
Interest expense and amortization of costs - 2013 Senior Notes	—	3.5	—	10.5
Interest expense - Trust Preferred Securities	1.0	1.1	3.1	3.3
Letter of credit and trust fees	0.2	0.1	0.5	0.7

Interest and other financing expenses	$4.7	$4.7	$14.1	$14.5

Our interest and other financing expenses during the nine month period ended September 30, 2013 were lower than those in the corresponding 2012 period due to the Reinsurance Trust replacing certain letter of credit facilities that we allowed to expire in accordance with their terms.  See Note 5 of the Notes to Consolidated Financial Statements.

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

During the three month periods ended September 30, 2013 and 2012, we recorded an income tax provision of $0.1 million and $0.7 million, respectively, and during the nine month periods ended September 30, 2013 and 2012, we recorded an income tax provision (benefit) of $(0.1) million and $0.7 million, respectively.  The movements in our income taxes during the periods presented were associated primarily with our U.K. operations.  See Note 13 of the Notes to Consolidated Financial Statements.

During the three month periods ended September 30, 2013 and 2012, our Bermuda operations had pretax income of $64.5 million and $83.2 million, respectively, and during the nine month periods ended September 30, 2013 and 2012, these operations had pretax income of $127.5 million and $259.1 million, respectively.

During the three month periods ended September 30, 2013 and 2012, our U.K. operations had pretax losses of $6.4 million and $7.1 million, respectively, and during the nine month periods ended September 30, 2013 and 2012, these operations had pretax income (losses) of $3.8 million and $(7.2) million, respectively. Of these U.K. entities, only MCL remains in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of September 30, 2013 and December 31, 2012, we established U.K. deferred tax asset valuation allowances of $2.2 million and $3.8 million, respectively, against our existing U.K. gross deferred tax assets of $2.9 million and $4.4 million, respectively.

During the three month periods ended September 30, 2013 and 2012, our U.S. operations had pretax losses of $0.1 million and $0.4 million, respectively, and during the nine month periods ended September 30, 2013 and 2012, these operations had pretax losses of $0.1 million and $0.3 million, respectively.  Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $14.0 million at September 30, 2013 and December 31, 2012.

Our U.S.-based operations are also subject to state and local income taxes. During the three and nine month periods ended September 30, 2013, such state and local income taxes totaled zero million and $0.1 million, respectively.  During the three and nine month periods ended September 30, 2012, such state and local income taxes totaled less than $0.1 million.

During the three and nine month periods ended September 30, 2013 and 2012, the income taxes relating to our Switzerland operations totaled less than $0.1 million.

Net Income Attributable to Non-Controlling Interest

During the three and nine month periods ended September 30, 2013, the net income attributable to Blue Capital’s third-party investors totaled $1.6 million and $3.5 million, respectively.

Dividends Declared on Preferred Shares

During each of the three month periods ended September 30, 2013 and 2012, we declared $3.3 million in cash dividends on our Preferred Shares.  During each of the nine month periods ended September 30, 2013 and 2012, we declared $10.0 million in cash dividends on our Preferred Shares.

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

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income, sales and maturities of investments and reinsurance recoveries.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, outwards reinsurance, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of September 30, 2013, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 2.0 years (inclusive of our fixed maturity derivative and short positions). If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

As of September 30, 2013, our sources of immediate and unencumbered liquidity consisted of: (i) $320.9 million of cash and cash equivalents; (ii) $221.1 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $259.6 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

We do not currently have a revolving credit facility because we anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of September 30, 2013 and December 31, 2012:

(Millions)	Sept. 30, 2013	Dec. 31, 2012

2022 Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total Debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,443.6	1,479.4
Total Capital available to the Company	$1,993.6	$2,029.4

Our total capital decreased by $35.8 million during the first nine months of 2013 as a result of our recording comprehensive income available to the Company of $127.7 million, recognizing $9.5 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $27.8 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $145.2 million of Common Shares.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++”.  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of September 30, 2013 and December 31, 2012, our debt to capital ratio (which, as defined in such agreements, is the amount of our 2022 Senior Notes outstanding divided by the sum of: (i) the amount of our 2022 Senior Notes outstanding; and (ii) the amount of our total shareholders’ equity available to the Company, expressed as a percentage) was 15.8% and 15.5%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook).

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

Regulation and Capital Requirements

Our holding company and insurance and reinsurance operations are subject to regulation and capital requirements established by supervisors in multiple jurisdictions.  See Note 11 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

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

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of September 30, 2013, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

We experienced a net increase in our cash and cash equivalents of $198.2 million and $74.0 million during the nine month periods ended September 30, 2013 and 2012, respectively.

We generated $123.9 million and $178.7 million of net cash and cash equivalents from our operations during the 2013 and 2012 periods, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses and operating expenses paid.

Our investment activities provided net cash and cash equivalents of $155.3 million and $25.4 million during the 2013 and 2012 periods, respectively.  The increase in cash and cash equivalents provided from our investment activities was primarily due to an increase in net sales of investment securities (whose proceeds were used to pay loss and loss adjustment expenses and to fund repurchases of Common Shares), partially offset by an increase in our restricted cash (which supports our investment securities sold short, our open derivative positions and our Lloyd’s foreign deposit obligations).

Our financing activities used net cash and cash equivalents of $77.7 million and $136.2 million during the 2013 and 2012 periods, respectively. The decrease in cash and cash equivalents used for financing activities during the 2013 period is due primarily to the receipt of $97.4 million of third-party investment proceeds by Blue Capital, partially offset by an increase in repurchases of Common Shares.

Detailed information regarding our cash flows for the nine month periods ended September 30, 2013 and 2012, follows:

For the nine month period ended September 30, 2013:

Our cash and cash equivalents provided from operations totaled $123.9 million.

Our cash and cash equivalents provided from investing activities totaled $155.3 million, resulting from the following:

•      we received $222.6 million from net sales of fixed maturity investments,

•      we received $10.5 million from net sales of equity securities and other investments,

•      we paid $10.3 million in settlements of investment-related derivative instruments,

•      we had a $60.3 million increase in our restricted cash,

•      we paid $6.4 million in investment performance fees, and

•      we paid $0.8 million to acquire capitalized assets.

Our cash and cash equivalents used for financing activities totaled $77.7 million, resulting from the following:

•      we paid $146.6 million to repurchase Common Shares,

•      we received $97.4 million from third-party investors in Blue Capital, and

•      we paid $28.5 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $3.3 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

For the nine month period ended September 30, 2012:

Our cash and cash equivalents provided from operations totaled $178.7 million.

Our cash and cash equivalents provided from investing activities totaled $25.4 million, resulting from the following:

•      we paid $71.9 million in net purchases of fixed maturity investments,

•      we received $72.3 million from net sales of equity securities and other investments,

•      we paid $1.5 million in settlements of investment-related derivative instruments,

•      we paid $1.0 million of closing expenses associated with the MUSIC Sale,

•      we had a $27.9 million decrease in our restricted cash, and

•      we paid $0.4 million to acquire capitalized assets.

Our cash and cash equivalents used for financing activities totaled $136.2 million, resulting from the following:

•      we paid $107.6 million to repurchase Common Shares, and

•      we paid $28.6 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $6.1 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at September 30, 2013:

(Millions) Rating / Type	Fair Value at September 30, 2013

AAA	$307.9
U.S. Government and agencies (AA+)	501.4
AA	497.9
A	332.5
BBB	253.3
Below BBB	449.1
Not rated (primarily participation in bank loans)	42.6

Total fixed maturities	$2,384.7

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three and nine month periods ended September 30, 2013.  As of September 30, 2013 and December 31, 2012, our best estimate for gross unpaid loss and LAE reserves was $961.1 million and $1,112.4 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $887.4 million and $1,009.7 million, respectively.  As of September 30, 2013 and December 31, 2012, IBNR represented 62% and 57% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of September 30, 2013, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $133.1 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commissions, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three and nine month periods ended September 30, 2013.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three and nine month periods ended September 30, 2013.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Share-Based Compensation

On the basis of the Company’s forecasted results for 2013, the Company anticipated issuing 692,198 Variable RSUs for the 2013-2016 award cycle as of September 30, 2013, or 130% of the 532,457 Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2013 to 2016 award cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2014.  See Note 12 of the Notes to Consolidated Financial Statements.

If our results for the balance of 2013 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2013 would be $6.4 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $14.1 million to $5.6 million.  Additionally, our Variable RSUs outstanding would decrease by 692,198.

If our results for the balance of 2013 were to develop unfavorably, resulting in a “Target” payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2013 would be $1.5 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $14.1 million to $12.2 million.  Additionally, our RSUs outstanding would decrease by 159,741.

If our results for the balance of 2013 were to develop favorably, resulting in the maximum possible (200% of Target)  payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2013 would be $3.4 million deficient and the RSU expense that we would expect to incur in future periods would increase from $14.1 million to $18.7 million.  Additionally, our Variable RSUs outstanding would increase by 372,716.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2012 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2013, there were no material changes to our market risks as described in the 2012 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended September 30, 2013, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation disclosed in Note 4 and any disputes involving insurance or reinsurance contracts in the normal course of business, we had no other unresolved legal proceedings at September 30, 2013.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    None.

(b)    None.

(c)     The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2013	285,452	$25.71	285,452
August 1 - August 31, 2013	329,143	25.16	329,143
September 1 - September 30, 2013	620,598	25.64	620,598

Total	1,235,193	$25.53	1,235,193	$140,421,250

(1)      On July 31, 2012, the Board increased the Company’s existing total share repurchase authorization by $250.0 million to a total of $295.7 million, of which $140.4  million remained at September 30, 2013.  There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

	By:	/s/ MICHAEL S. PAQUETTE

		Name:	Michael S. Paquette
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 4, 2013