Form 10-K
period 2013-12-31
MONTPELIER RE HOLDINGS LTD
filed 2014-02-26
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-31468

MONTPELIER RE HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0428969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Montpelier House, 94 Pitts Bay Road

Pembroke, Bermuda   HM 08

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (441) 296-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value 1/6 cent per share (“Common Shares”)	New York Stock Exchange and Bermuda Stock Exchange
Preferred Shares, Series A, par value 1/6 cent per share (“Preferred Shares”)	New York Stock Exchange and Bermuda Stock Exchange

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 28, 2013 for Common Shares) was $1,096,599,790.

As of February 20, 2014, 47,607,165 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Montpelier Re Holdings Ltd.’s Annual General Meeting of Shareholders, to be held May 16, 2014, is incorporated by reference in Part III of this Report on Form 10-K to the extent described therein.

PART I

FORWARD LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of the United States (the “U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See “Risk Factors” contained in Item 1A herein for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.

Important events and uncertainties that could cause our actual results, future dividends on, or repurchases of, Common Shares or Preferred Shares to differ include, but are not limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to effectively execute the business plans of the Company, its subsidiaries and any new ventures that it may enter into; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, including our dependency on the loss information we receive from cedants and brokers; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency and interest rate fluctuations.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.         Business

OVERVIEW

The Company

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as a Bermuda exempted limited liability company under the laws of Bermuda in November 2001.  Through our subsidiaries and affiliates in Bermuda, the United Kingdom (the “U.K.”) and the U.S. (collectively “Montpelier”), we provide customized and innovative insurance and reinsurance solutions to the global market. Through our affiliates in Bermuda, we also provide institutional and retail investors with the opportunity to directly invest in global property catastrophe reinsurance risks.

At December 31, 2013 and 2012, the Company had $3,758.5 million and $3,810.1 million of consolidated total assets, respectively, and total shareholders’ equity available to the Company of $1,642.1 million and $1,629.4 million, respectively. The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

Our Reportable Segments

We currently operate through four reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s, Collateralized Reinsurance and MUSIC Run-Off.  Each of our segments represents a separate underwriting platform through which we write, or formerly wrote, insurance and reinsurance business.  Our segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier at Lloyd’s, Collateralized Reinsurance and MUSIC Run-Off prior to the effects of any inter-segment quota share reinsurance agreements among them.

Detailed financial information about each of our reportable segments for each of the years in the three-year period ended December 31, 2013 is presented in Note 12 of the Notes to Consolidated Financial Statements. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other,” are also presented in Note 12.

We recently changed the name of our former Montpelier Syndicate 5151 segment to Montpelier at Lloyd’s and the name of our former Blue Capital segment to Collateralized Reinsurance.  These name changes had no effect on our current or historic segment disclosures and did not alter the composition of any of our reportable segments.

The nature and composition of each of our reportable segments and our Corporate and Other activities is as follows:

Montpelier Bermuda

Our Montpelier Bermuda segment consists of the collective assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Europa AG (“MEAG”).

Montpelier Re, our  wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools. Montpelier Re focuses on writing short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re also writes specialty treaty reinsurance, including casualty, aviation, space, personal accident, workers’ compensation catastrophe, political violence and terrorism classes of business, as well as insurance and facultative reinsurance business.

MEAG, our wholly-owned subsidiary based in Baar, Canton Zug, Switzerland, is no longer active and is in the process of winding up its operations.  MEAG had historically focused on marketing activities in Continental Europe and the Middle East on behalf of Montpelier Re. MEAG also served as a Lloyd’s Coverholder, meaning that it was authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Montpelier Syndicate 5151  (“Syndicate 5151”). MEAG’s assets and operations were not material to the Company.

Montpelier at Lloyd’s

Our Montpelier at Lloyd’s segment consists of the collective assets and operations of Syndicate 5151, Montpelier Capital Limited  (“MCL”),  Montpelier at Lloyd’s Limited (“MAL”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”) and, through September 30, 2012, Paladin Underwriting Agency Limited (“PUAL”).

Syndicate 5151, our wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007. Syndicate 5151 underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and  specie and specialty casualty classes sourced mainly from the London, U.S. and European markets.

MCL, our wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s corporate underwriting member at Lloyd’s.

MAL, our wholly-owned Lloyd’s Managing Agent based in London, manages Syndicate 5151.

MUSL, our wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151, MAL and MCL.

MUI, our wholly-owned subsidiary based in Hartford, Connecticut, serves as a Lloyd’s Coverholder, meaning that it is authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Syndicate 5151. MUI underwrites reinsurance business through managing general agents and intermediaries.

PUAL, formerly a wholly-owned subsidiary based in London, serves as a Lloyd’s Coverholder and underwrites business on behalf of Syndicate 5151 and third parties.  On September 30, 2012, we sold PUAL to a founding member of its management. PUAL’s assets and operations were not material to the Company.

Since its inception, approximately 70% of Montpelier at Lloyds’ business has been ceded to Montpelier Re through inter-segment quota share reinsurance agreements. Through 2011, this arrangement was accomplished through a quota share agreement between MCL and Montpelier Re.  Effective January 1, 2012, this arrangement was restructured to provide a similar level of reinsurance protection through a combination of: (i) a quota share agreement between Syndicate 5151 and Montpelier Re; and (ii) a second quota share arrangement between MCL and Montpelier Re.  As previously stated, our segment disclosures provided herein present the operations of Montpelier at Lloyd’s prior to the effects of these inter-segment quota share reinsurance agreements.

Collateralized Reinsurance

Our Collateralized Reinsurance segment, which we market under the name Blue Capital® (Blue Capital is a registered trademark of the Company), was launched in 2012 as an asset management platform offering a range of property catastrophe reinsurance-linked investment products to institutional and retail investors. Blue Capital® differentiates itself by providing institutional and retail investors with the opportunity to directly invest in global property catastrophe reinsurance risks.

Our Collateralized Reinsurance segment consists of the assets and operations of Blue Water Re Ltd. (“Blue Water Re”), Blue Water Master Fund Ltd. (the “Master Fund”), Blue Capital Management Ltd. (“BCML”), Blue Capital Insurance Managers Ltd. (“BCIML”), Blue Capital Advisors Ltd. (“BCAL”) and Blue Capital Reinsurance Holdings Ltd. (“BCRH”) and its subsidiaries.

Blue Water Re is our wholly-owned Bermuda-based special purpose insurance vehicle that provides collateralized property catastrophe reinsurance coverage and related products.  Blue Water Re was established in November 2011 and commenced its operations in June 2012.

The Master Fund is an exempted mutual fund segregated accounts company which was incorporated in Bermuda in December 2011. The Master Fund has various segregated accounts, including the BCAP Mid Vol Fund cell (the “BCAP Cell”) and the Blue Capital Global Reinsurance SA-I cell (the “BCGR Cell”).

The BCAP Cell and the BCGR Cell may invest in: (i) fully-collateralized property catastrophe reinsurance contracts by subscribing for non-voting redeemable preference shares issued by Blue Water Re, with each series of such preference shares linked to a specific reinsurance contract with a third-party ceding company; and (ii) various insurance-linked securities issued by entities other than Blue Water Re.

In June 2012 we made our initial investment in the BCAP Cell.  As of December 31, 2013, we remained  the sole investor in the BCAP Cell.

BCML and BCIML are our wholly-owned Bermuda-based subsidiaries which provide investment and insurance management services to: (i) Blue Water Re; (ii) various segregated accounts of the Master Fund, including the BCAP Cell and the BCGR Cell; and (iii) BCRH and its subsidiaries.

BCAL is our wholly-owned U.S.-based services company that provides accounting, finance, legal and advisory services to BCML.

BCRH is a Bermuda-based exempted limited liability holding company which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries Blue Capital Re Ltd. (“Blue Capital Re”) and Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”). The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML and BCIML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. BCRH commenced its operations in November 2013 and its common shares are listed on the New York Stock Exchange, under the symbol BCRH, and the Bermuda Stock Exchange, under the symbol BCRH BH.  As of December 31, 2013, Montpelier Re owned 28.6% of BCRH’s outstanding common shares.

We fully consolidate the assets, liabilities and operations of BCRH and its subsidiaries within our consolidated financial statements and our Collateralized Reinsurance segment disclosures. The interests in BCRH and its subsidiaries that we fully consolidate which are attributable to third-party investors are reported within our consolidated financial statements as non-controlling interests.

Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”) is a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  The BCGR Listed Fund commenced its operations in October 2012 and its ordinary shares are listed on the Specialist Fund Market of the London Stock Exchange, under the symbol BCGR, and on the Bermuda Stock Exchange, under the symbol BCGR BH.  As of December 31, 2013 and 2012, Montpelier Re owned 29.0% and 49.9% of the BCGR Listed Fund’s ordinary shares, respectively.

We do not consolidate the assets, liabilities or operations of the BCGR Listed Fund within either our consolidated financial statements or our Collateralized Reinsurance segment disclosures.  However, as funds held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in our consolidated financial statements and our Collateralized Reinsurance segment disclosures. Conversely, as funds previously deployed by the BCGR Listed Fund and the BCGR Cell into Blue Water Re are returned to the BCGR Listed Fund, they are no longer included in our consolidated financial statements or our Collateralized Reinsurance segment disclosures.

The interests in the BCGR Cell and Blue Water Re that we fully consolidate which are attributable to third-party investors are reported within our consolidated financial statements as non-controlling interests.

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

Since we have either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC did not constitute a “discontinued operation” in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  See “MUSIC Sale Considerations” contained in Item 1 herein.

Prior to the MUSIC Sale, MUSIC ceded 75% of its business to Montpelier Re through an inter-segment quota share agreement (the “MUSIC Quota Share”).

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

Our Strategy and Operating Principles

We manage our business by the following tenets:

Maintaining a Strong Balance Sheet.  We focus on maintaining a strong balance sheet in support of our underwriting activities and we actively manage our capital with a view towards maximizing our fully converted book value per Common Share based on prudent risk tolerances. Our total capital was $2,041.3 million at December 31, 2013, and consisted of $399.2 million of debt, $150.0 million of preferred shareholders’ equity and $1,492.1 million of common shareholders’ equity available to the Company.  As part of our capital management strategy, we intend to actively increase or decrease our total capital, as needed, in order to support our current and future underwriting opportunities, including those relating to the third-party capital we manage.

Enhancing Our Lead Position With Cedants and Brokers.  We believe that by leading reinsurance programs our underwriters can attract, and can selectively write, exposures from a broad range of business in the marketplace.  Our financial strength and the experience and reputation of our underwriters permit us to play an active role in this process, which provides us with greater access to preferred risks and greater influence in negotiation of policy terms, attachment points and premium rates than many other reinsurers.

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

Investing For Total Return.  We invest with a view towards optimizing our risk-adjusted return on our investments over time. Under this approach, we equally value net investment income (interest and dividends) and investment gains and losses (both realized and unrealized), each of which is reflected in our net income and earnings per common share.  We also believe that investing in prudent levels of equity securities and other investments, in addition to fixed maturities, will enhance our investment returns over time without significantly increasing the overall risk profile of our investment portfolio.

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

Property and casualty reinsurers assume, from insurance and reinsurance companies (referred to as “ceding companies,” or “cedants”), all or a portion of the insurance risks that the ceding company has underwritten under one or more insurance policies.  In return, the reinsurer receives a premium for the risks that it assumes from the ceding company.  Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks and providing catastrophe protections from larger or multiple losses.  Reinsurance can also provide a ceding company with additional underwriting capacity permitting it to accept larger risks and/or write more business than would be possible without an accompanying increase in its capital or surplus.  Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from ceding companies. Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

Insurance and reinsurance companies derive substantially all of their revenues from net earned premiums, net investment income and net gains and losses from investment securities. Premiums represent amounts received from policyholders and ceding companies, and net earned premiums represent the portion of net premiums (gross premiums less ceded reinsurance) which are recognized as revenue over the period of time that coverage is provided (i.e., ratably over the life of the policy).  In insurance and reinsurance operations, “float” arises when premiums are received before losses and other expenses are paid, an interval that may extend over many years. During that time, the insurer may choose to invest the money, thereby earning investment income and generating investment gains and losses.

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

Insurance and reinsurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account. The length of time between receiving premiums and paying out claims, commonly referred to as the “tail,” can significantly affect how profitable float can be.  Long-tail losses, such as medical malpractice, pay out over longer periods of time providing the insurance or reinsurance company the opportunity to generate significant investment earnings from float.  Short-tail losses, such as fire or physical damage, pay out over shorter periods of time providing the insurance or reinsurance company with a reduced opportunity to generate significant investment earnings from float.

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

Our reinsurance contracts can be written on either a traditional or a fully-collateralized basis. In the case of traditional reinsurance, ceding companies often require their reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  In the case of collateralized reinsurance, the reinsurer provides collateral to the cedant for the full amount of any potential claim under the contract in question.  In most instances, the collateral posted under each collateralized contract is equal to the total contract value less the net premium charged for the reinsurance protection.

Montpelier Re and Syndicate 5151 (in common with all Lloyd’s syndicates) each have financial strength ratings from one or more independent rating agencies, including A.M. Best, Standard & Poor’s and Fitch Ratings Ltd.  Blue Water Re and Blue Capital Re fully-collateralize their reinsurance obligations and do not have financial strength ratings.

Blue Water Re and Blue Capital Re also offer participation in fronting arrangements with Montpelier Re or with other well capitalized third-party rated reinsurers.  Under a typical fronting arrangement, a rated insurer issues an insurance policy on behalf of an unrated, fully-collateralized, reinsurer without the intention of retaining any of the risk. The economic risk remains with the unrated reinsurer via an indemnity/reinsurance agreement but the contractual and credit risk is assumed by the fronting company, which is required to honor obligations under the policy if the unrated reinsurer fails to indemnify the fronting company. Through fronting arrangements, Blue Water Re and Blue Capital Re are able to participate in reinsurance opportunities that would not otherwise be available to a collateralized reinsurer, although they are still required to provide collateral to the fronting reinsurer.

Across all our locations and classes of business, our operating strategy is to write only those risks that we expect will generate an attractive return on allocated capital while seeking to limit our exposure to the potential loss that may arise from a single or a series of loss events to within acceptable levels.

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

We have developed a sophisticated proprietary risk management system, called CATM® (CATM is a registered trademark of the Company), to analyze and manage the reinsurance exposures we assume from cedants. This computer-based underwriting system, the technical components of which incorporate the fundamentals of modern portfolio theory, is designed to measure the amount of capital required to support individual contracts based on the degree of correlation between contracts that we underwrite as well as other factors. CATM® consists of a set of risk assessment tools which estimate the amount of potential loss and volatility associated with the contracts we assume. CATM® is designed to use output from models developed by our actuarial team as well as from those of commercial vendors. In addition, CATM® serves as an important component of our corporate enterprise-wide risk model which we use as a guide in managing our risk exposures.

Our Treaty Reinsurance Book of Business

The majority of the reinsurance products we currently write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When writing a treaty reinsurance contract, we do not typically evaluate separately each of the individual risks assumed under the contract.  Accordingly, we are largely dependent on the individual underwriting decisions made by the cedant and, as a result, we carefully consider the cedant’s risk management, underwriting practices, exposure data, loss history and other factors in deciding whether to provide such treaty reinsurance and in appropriately pricing the contract. The majority of our current treaty reinsurance book of business represents short-tail property reinsurance, which includes a limited amount of retrocessional business. Our gross short-tail treaty reinsurance writings totaled $462.0 million, $503.0 million and $458.5 million during the years ended December 31, 2013,  2012 and 2011, respectively.  We also write a modest amount of long-tail treaty reinsurance business, mainly casualty risks, which totaled $79.4 million, $71.9 million and $72.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

We manage certain key risks using a combination of CATM®, various third-party models and underwriting judgment.  Our three-tiered approach focuses on tracking exposed contract limits, estimating the potential impact of  single and multiple natural catastrophe events, and simulating our yearly net operating result to reflect aggregate underwriting and investment risk.  We seek to refine and improve each of these approaches based on operational feedback. Underwriting judgment involves important assumptions about matters that are inherently unpredictable and beyond our control and for which historical experience and probability analysis may not provide accurate guidance.

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

Our gross short-tail direct insurance and facultative reinsurance writings totaled $162.6 million, $157.9 million and $147.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.  We also write long-tail direct insurance and facultative reinsurance business, mainly casualty risks written by MUSIC, which totaled $2.0 million, $2.5 million and $47.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Montpelier at Lloyd’s

MAL’s London team underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and  specie and specialty casualty classes sourced mainly from the London, U.S. and European markets with a view to underwriting business that would not normally be accessible to our Bermuda underwriters. This mix of business lines may change from time to time based on market opportunities. Syndicate 5151 also underwrites business generated by MUI.

MUI, our U.S. Lloyd’s Coverholder, underwrites facultative reinsurance business on behalf of Syndicate 5151.  MUI’s business is produced through two underwriting divisions as follows:

(i)                       the Brokered Property Facultative division of MUI underwrites a portfolio of North American property exposures attaching in a proportional or excess-of-loss position.  A large majority of this business is catastrophe driven, and we rely heavily on our proprietary models to price and aggregate these risks; and

(ii)                    the Direct Property Facultative division of MUI writes predominantly U.S. business that is produced without broker involvement.  The policies typically incorporate low-frequency, high-severity risks written on an excess-of-loss basis. Only a small portion of this business is catastrophe driven. This division relies on strong customer relationships developed through prompt and consistent client service.  The Direct Property Facultative division targets large, national carriers as well as regional and specialty carriers writing large property exposures.

Blue Water Re

Blue Water Re is our market-facing collateralized reinsurer which provides property catastrophe reinsurance protection and related products to Montpelier Re and other third-party insurance and reinsurance companies. Beginning in 2014, a portion of Blue Water Re’s business will be retroceded to Blue Capital Re through a fully-collateralized retrocessional contract (the “BW Retrocessional Contract”), and the remaining portion of its business will be retained in support of the financial interests of the BCAP Cell and the BCGR Cell.

Blue Capital Re

Blue Capital Re provides collateralized property catastrophe reinsurance protection and related products to Blue Water Re and other third-party insurance and reinsurance companies. In addition to providing fully-collateralized reinsurance protection to third parties, through the BW Retrocessional Contract, Blue Capital Re may also participate in up to 100% of Blue Water Re’s participation in: (i) quota share agreements among Blue Water Re and Montpelier Re or other third-party reinsurers; and (ii) fronting agreements among Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers.

MUSIC

MUSIC, our former U.S. excess and surplus lines insurer, wrote insurance risks that did not conform to standard insurance lines. These risks were written through select general agents enabling MUSIC to capitalize on the underwriting expertise and the territorial and product knowledge of the producer.

The Montpelier Risk Institute (“MRI”)

In 2013 we created MRI, a virtual risk institute that leverages the complementary capabilities of scientists and insurance specialists to target new methods for quantifying risk. Partnering with us in this endeavor are the University of Western Ontario, the affiliated Institute for Catastrophic Research in Ontario, Canada, and several private research institutions in Europe.

MRI was formed to promote global research, knowledge exchange and advanced model development on natural catastrophe and man-made risks. MRI’s goal is to collaborate to better understand, calculate, mitigate, and hedge risk in a changing environment. MRI is overseen by a steering committee led by Montpelier Re’s Chief Risk Officer, Dr. Gero Michel, and is composed of representatives from academia and government.

Ceded Reinsurance Protection

We purchase reinsurance from third parties in the normal course of our business in order to manage our exposures. The amount and type of reinsurance that we purchase varies from year to year and is dependent on a variety of factors, including the cost of a particular reinsurance contract and the nature of our gross exposures assumed.  All of our reinsurance purchases to date have represented prospective cover, meaning that the coverage has been purchased to protect us against the risk of future losses as opposed to covering losses that have already occurred but have not yet been paid. Our ceded reinsurance consists of excess-of-loss contracts covering one or more lines of business and pro-rata reinsurance with respect to specific lines of business.  We also purchase industry loss warranty policies that provide us with coverage for certain losses we incur, provided they are triggered by events exceeding a specified industry loss size.  In addition, for certain pro-rata contracts that we purchase, the associated direct insurance contracts carry underlying reinsurance protection from third-party reinsurers, known as inuring reinsurance, which we net against our gross premiums written and our gross loss and LAE reserves.

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

Montpelier Re also purchases collateralized reinsurance protection from Blue Water Re, pursuant to inter-segment reinsurance agreements and beginning in 2014, Blue Water Re will purchase collateralized reinsurance protection from Blue Capital Re pursuant to the BW Retrocessional Contract.

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

Loss and LAE Reserves

Our loss and LAE reserves are estimates of the future amounts needed to pay claims and related expenses for insured events that have occurred.  Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high-severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

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

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and IBNR reserves (which are based on losses that we believe have occurred but for which claims have not yet been reported to us and which may include a provision for expected future development on our case reserves). The process of establishing our loss reserves can be complex and is subject to considerable variability, it requires the use of informed estimates and judgments based on circumstances known at the date of accrual, and is highly dependent on the loss information we receive from our cedants and brokers. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as foreign currency fluctuations and inflation.  Another assumption we must make relates to “loss amplification,” which refers to inflationary and heightened loss adjustment pressure within a local economy that has the potential to occur after a catastrophe loss and which can escalate overall losses.

We believe that our loss and LAE reserves fairly estimate the losses that fall within our assumed coverages.  There can be no assurance, however, that actual losses will not be less than or exceed our total established reserves. Our loss and LAE reserve estimates and our methodology of estimating such reserves are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in our consolidated financial results in the period in which they become known.

Lines of Business

We categorize our lines of business as follows: (i) Property Catastrophe - Treaty; (ii) Property Specialty - Treaty; (iii) Other Specialty - Treaty; and (iv) Property and Specialty Individual Risk.  Montpelier Re and Syndicate 5151 write each of these lines of business, Blue Water Re and Blue Capital Re currently write only Property Catastrophe - Treaty business and MUSIC wrote only Property and Specialty Individual Risk business.

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

Our Property Catastrophe reinsurance contracts are typically written on an excess-of-loss basis, which provides coverage to the ceding company when aggregate losses from a single occurrence for a covered peril exceed an amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract.

In the event of a loss, Montpelier Re and Syndicate 5151’s property catastrophe excess-of-loss contracts typically provide the ceding company or the insured with an automatic reinstatement of coverage, for which the reinsurer receives a reinstatement premium. Excess of loss reinsurance contracts that are written on a reinstateable basis are typically not economic for Blue Water Re and Blue Capital Re to write, because both limits would be required to be fully-collateralized.

The coverage provided under excess-of-loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all natural” perils, which is the most expansive form, to more limited types such as windstorm-only coverage.

Property Specialty - Treaty

We write Property Specialty reinsurance contracts on either an excess-of-loss or pro-rata basis, which protects the ceding company on its primary insurance risks and facultative reinsurance transactions on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single loss. Coverage on an excess-of-loss basis is usually triggered by a large loss sustained by an individual risk rather than by smaller losses that fall below the specified retention of the reinsurance contract. Coverage on a pro-rata basis may be triggered by individual losses of any size, as reinsurance protection is typically provided on the same basis and attachment as the original insurance policy.

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

Our medical malpractice book includes excess treaty reinsurance for insurers that write medical malpractice insurance for physicians, typically single state insurers. We also write a limited amount of professional liability business on both an excess-of-loss and pro-rata basis, and pro-rata treaties covering general liability for municipalities in the U.S.

We have written a number of reinsurance contracts providing coverage for losses arising from acts of terrorism. Most of these contracts exclude coverage protecting against nuclear, biological or chemical attacks. In a number of countries outside of the U.S., government-backed schemes or “pools” now exist, which provide coverage for stipulated acts of terrorism.  We reinsure a number of these international terrorism pools.  In the U.S., the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted to ensure the availability of insurance coverage for certain types of terrorist acts. TRIA established a federal assistance program to help insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism losses and regulates the terms of insurance relating to terrorism coverage. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted, extending TRIA’s expiration from December 31, 2007 to December 31, 2014.  The most notable change was the removal of the references to foreign persons or entities, thereby requiring insurers to make coverage available for both foreign and domestic forms of terrorism.

Property and Specialty Individual Risk

We underwrite direct insurance and facultative reinsurance coverage on industrial, commercial, and residential property, liability, marine and space risks where we assume all or part of a risk under a single insurance contract. We also underwrite stand-alone political violence, pandemic and event contingency business, as well as U.S. and international terrorism coverage on either a stand-alone basis or embedded within an existing property policy.  Facultative reinsurance is normally purchased by clients where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

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

GROSS PREMIUMS WRITTEN

By Line of Business and Segment

The following tables present our gross premiums written, by line of business and reportable segment, during the years ended December 31, 2013, 2012 and 2011:

(Millions) Year Ended December 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$279.0	$4.7	$39.8	$—	$1.0	$324.5
Property Specialty - Treaty	50.3	4.3	—	—	0.1	54.7
Other Specialty - Treaty	68.7	78.3	—	—	(0.1)	146.9
Property and Specialty Individual Risk	31.4	147.9	—	0.5	0.1	179.9
Total gross premiums written	$429.4	$235.2	$39.8	$0.5	$1.1	$706.0

(Millions) Year Ended December 31, 2012	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$332.8	$10.9	$2.4	$—	$3.9	$350.0
Property Specialty - Treaty	47.5	6.1	—	—	—	53.6
Other Specialty - Treaty	70.4	82.1	—	—	—	152.5
Property and Specialty Individual Risk	29.8	146.9	—	2.5	—	179.2
Total gross premiums written	$480.5	$246.0	$2.4	$2.5	$3.9	$735.3

(Millions) Year Ended December 31, 2011	Montpelier Bermuda	Montpelier at Lloyd’s	MUSIC Run-Off	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$289.4	$33.1	$—	$(12.7)	$309.8
Property Specialty - Treaty	45.0	9.2	—	—	54.2
Other Specialty - Treaty	77.7	76.7	—	(0.3)	154.1
Property and Specialty Individual Risk	34.4	114.5	59.7	(1.2)	207.4
Total gross premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5

(1)   Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s and, for 2011, between MUSIC Run-Off and Montpelier at Lloyd’s, each of which are eliminated in consolidation.

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

We monitor our broker concentrations on a company-wide basis rather than by reportable segment.

The following table sets forth a breakdown of our gross premiums written by broker:

	Year Ended December 31,
($ in millions)	2013		2012		2011

Aon Corporation	$164.7	23%	$192.1	26%	$170.5	24%
Marsh & McLennan Companies, Inc.	147.2	21	158.3	22	169.8	23
Willis Group Holdings Limited	121.3	17	109.9	15	87.6	12
All other brokers	256.2	37	253.6	34	210.3	29

Gross premiums written through brokers	689.4	98	713.9	97	638.2	88

Gross premiums not written through brokers	16.6	2	21.4	3	87.3	12

Total gross premiums written	$706.0	100%	$735.3	100%	$725.5	100%

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers, with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 61% of our gross premiums written for the year ended December 31, 2013.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors” contained in Item 1A herein.

By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.  We monitor our geographic exposures on a company-wide basis rather than by segment.

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured:

	Year Ended December 31,
($ in millions)	2013		2012		2011

U.S. and Canada	$346.2	49%	$351.7	48%	$336.3	46%
Worldwide (1)	210.4	30	231.5	31	239.2	33
Worldwide, excluding U.S. and Canada (2)	33.8	5	23.1	3	38.3	5
Western Europe, excluding U.K. and Ireland	31.9	4	30.7	4	27.8	4
Japan	22.1	3	27.5	4	23.6	3
U.K. and Ireland	20.1	3	24.1	3	18.9	3
Other	41.5	6	46.7	7	41.4	6

Total gross premiums written	$706.0	100%	$735.3	100%	$725.5	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S. and Canada.

LOSS AND LAE RESERVE DEVELOPMENT

Loss and LAE reserves consist of estimates of future amounts needed to pay claims and related expenses for insured events that have occurred.  The process of estimating these reserves involves a considerable degree of judgment and, as of any given date, is inherently uncertain.  See “Summary of Critical Accounting Policies and Estimates” contained in Item 7 herein for a full discussion regarding our loss and LAE reserving process.  We do not discount any of our loss and LAE reserves for time value.

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

The Loss Table represents the development of our loss and LAE reserves from 2003 through 2013.  The top line of the table shows the gross loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves, both case and IBNR, arising in the current year and all prior years that are unpaid at the balance sheet date. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative net redundancy” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the third line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

The Loss Table does not reflect any loss development relating to MUSIC for periods prior to November 2007, the date we acquired that company. See “MUSIC Sale Considerations” contained in Item 1 herein.

	Consolidated Loss and LAE Reserves
	Years ended December 31,
(Millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
ENDING UNPAID LOSS AND LAE RESERVES:
Gross balance	$249.8	$549.5	$1,781.9	$1,089.2	$860.7	$808.9	$680.8	$784.6	$1,077.1	$1,112.4	$881.6
Less: reinsurance recoverables on unpaid losses	(7.7)	(94.7)	(305.7)	(197.3)	(152.5)	(122.9)	(69.6)	(62.4)	(77.7)	(102.7)	(63.6)
Net liability	$242.1	$454.8	$1,476.2	$891.9	$708.2	$686.0	$611.2	$722.2	$999.4	$1,009.7	$818.0
CUMULATIVE NET LIABILITY PAID:
1 year later	$41.3	$214.2	$716.1	$335.2	$192.5	$182.8	$115.8	$175.5	$239.2	$272.2
2 years later	87.3	309.7	1,026.5	480.3	304.4	262.0	191.8	261.4	430.8
3 years later	109.1	325.2	1,150.4	570.9	330.6	318.7	240.1	343.9
4 years later	114.1	334.1	1,229.7	588.3	354.9	357.9	290.5
5 years later	117.0	353.2	1,243.6	608.2	372.3	400.7
6 years later	117.2	356.5	1,259.9	622.9	409.2
7 years later	117.7	359.5	1,271.2	648.5
8 years later	117.7	360.4	1,295.5
9 years later	117.9	363.2
10 years later	118.0
NET LIABILITY RE-ESTIMATED:
1 year later	$144.5	$437.7	$1,452.4	$855.5	$604.1	$610.3	$501.9	$632.9	$912.0	$865.3
2 years later	131.8	407.8	1,447.7	783.1	555.7	552.5	450.8	607.1	835.3
3 years later	130.7	400.3	1,398.4	764.4	518.6	521.8	440.0	565.8
4 years later	129.4	390.6	1,383.4	737.9	495.7	514.3	413.6
5 years later	128.0	385.4	1,364.7	715.6	491.6	494.0
6 years later	126.1	384.1	1,349.5	707.5	474.3
7 years later	123.1	378.7	1,343.8	694.7
8 years later	120.7	376.0	1,333.5
9 years later	121.2	373.1
10 years later	120.2
CUMULATIVE NET REDUNDANCY	$121.9	$81.7	$142.7	$197.2	$233.9	$192.0	$197.6	$156.4	$164.1	$144.4	$—
RECONCILIATION OF NET LIABILITY RE-ESTIMATED AS OF THE END OF THE LATEST RE-ESTIMATION PERIOD:
Gross re-estimated liability	$126.2	$498.7	$1,634.9	$858.0	$583.0	$567.4	$473.9	$606.6	$888.2	$953.1	$—
Less: re-estimated reinsurance recoverable	(6.0)	(125.6)	(301.4)	(163.3)	(108.7)	(73.4)	(60.3)	(40.8)	(52.9)	(87.8)	—
Net re-estimated liability	$120.2	$373.1	$1,333.5	$694.7	$474.3	$494.0	$413.6	$565.8	$835.3	$865.3	$—
CUMULATIVE GROSS REDUNDANCY	$123.6	$50.8	$147.0	$231.2	$277.7	$241.5	$206.9	$178.0	$188.9	$159.3	$—

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Summary of Critical Accounting Policies and Estimates,” each contained in Item 7 herein, for an analysis of our aggregate loss and LAE reserves for each of the latest three years, including a discussion of our loss reserve development experienced during those periods.

INVESTMENTS, CASH AND INVESTMENT-RELATED DERIVATIVES

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

The components of our investment assets as of December 31, 2013 are as follows:

Fixed Maturity Investments.  As a provider of insurance and reinsurance for natural and man-made catastrophes, we could be required to pay significant losses on short notice.  As a result, our asset allocation is predominantly oriented toward high-quality, fixed maturity securities with a short average duration. Our asset allocation is designed to reduce our sensitivity to interest rate fluctuations and provide adequate liquidity for the settlement of our expected liabilities. As of December 31, 2013, our fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 2.2 years (inclusive of fixed maturity derivative and short positions).  As of December 31, 2013, our fixed maturities, which totaled $2,430.8 million, comprised 93% of our total investment portfolio at such date.

Equity Securities.  Over longer time horizons, we believe that investments in equity securities can enhance our investment returns.  Our equity investment strategy is expected to maximize our risk-adjusted total return through investments in a variety of equity and equity-related instruments with a focus on value investing.  As of December 31, 2013, our equity securities, which totaled $117.3 million, comprised 4% of our total investment portfolio at such date.

Other Investments.  Our other investments consist primarily of investments in limited partnership interests and private investment funds, the BCGR Listed Fund, event-linked securities whose principal and interest are forgiven if specific events occur, private placements and certain derivative instruments.  As of December 31, 2013, our other investments, which totaled $78.8 million, comprised 3% of our total investment portfolio at such date.

In addition to the investment assets described above, we also held investment liabilities of $155.6 million as of December 31, 2013, consisting of $130.0 million of open short fixed maturity positions and $25.6 million of open short equity and investment option and future positions. Our investment liabilities are collateralized largely with restricted cash and  investment securities.

Cash and Cash Equivalents

Our cash and cash equivalents consist of unrestricted cash and fixed income securities with maturities of less than three months from the date of purchase. These balances are comprised of: (i) collateral earmarked for, and held in, trusts supporting Blue Water Re’s and BCRH’s collateralized reinsurance operations; (ii) undeployed cash and cash equivalents held by our investment advisors; (iii) amounts held to pay our operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) amounts held to meet any other obligations and contingencies, including any net unsettled purchases of investments. As of December 31, 2013, we held $549.2 million of unrestricted cash and cash equivalents.

Restricted Cash

Our restricted cash consists of cash held in support of: (i) investments sold short; (ii) open derivative positions; and (iii) foreign deposit accounts held at Lloyd’s. As of December 31, 2013, we held $133.7 million of restricted cash.

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

CONFLICTS OF INTEREST

There may be conflicts of interest that arise out of our relationship with the BCGR Listed Fund and BCRH and its subsidiaries.

BCML and BCIML, our wholly-owned investment and insurance management service companies, provide services to the BCGR Cell (which serves as a segregated account of the Master Fund for the benefit of the BCGR Listed Fund) and to BCRH and its subsidiaries.  In addition, Blue Water Re, our wholly-owned special purpose insurance vehicle, is the sole source of collateralized reinsurance business for the BCGR Cell and, beginning in 2014, will be a significant source of business for BCRH and its subsidiaries through the BW Retrocessional Contract.  As of December 31, 2013, Montpelier Re owned 29.0% of the BCGR Listed Fund’s ordinary shares and 28.6% of BCRH’s outstanding common shares, with third-party investors (which we refer to as “non-controlling interests”) owning the remainder.

We provide reinsurance opportunities to, and make investments on behalf of, these affiliates that we determine are appropriate for them, provided that such business is in accordance with their respective underwriting guidelines. We intend to primarily allocate those reinsurance opportunities that are made available to these affiliates on a proportional basis in accordance with our allocation policies.

In addition, William Pollett, the Company’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director and the Chief Executive Officer of BCRH, and Michael Paquette, the Company’s Chief Financial Officer, serves as BCRH’s interim Chief Financial Officer.  Further, Christopher Harris, the Company’s Chief Executive Officer, serves as Chairman of BCRH.

As a result, our officers, BCML, BCIML and Blue Water Re may have conflicts of interest between their duties to Montpelier and their duties to the BCGR Listed Fund and BCRH and its subsidiaries.

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

During the years ended December 31, 2013 and 2012, we assumed $0.5 million and $2.5 million of MUSIC’s premium writings, respectively, which represented: (i) policies bound by MUSIC in those years with an effective date on or prior to December 31, 2011; and (ii) additional audit premiums relating to policies written on or prior to December 31, 2011. We may be required to assume additional MUSIC premium writings in future periods, but we do not expect such additional writings to be significant.

As of December 31, 2013 and 2012, Montpelier Re had remaining loss and LAE reserves of $31.2 million and $43.5 million, respectively, under the MUSIC Quota Share.

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

As of December 31, 2013, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $2.7 million (the “Acquired Reserves”).  As protection against these liabilities, MUSIC continues to hold a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO (the “GAINSCO Indemnity”) covering any adverse development from its past business.

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

RATINGS

Financial Strength Ratings

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders.  Therefore, ceding companies often require their reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  Montpelier Re and Syndicate 5151 (in common with all Lloyd’s syndicates) each have financial strength ratings from one or more independent rating agencies, including A.M. Best, Standard & Poor’s and Fitch Ratings Ltd., as outlined below.

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

A downgrade of Montpelier Re’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with Montpelier Re. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or below “A-” by Standard and Poor’s constitutes grounds for cancellation.  In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would impact Montpelier Re and the Company. See “Risk Factors” contained in Item 1A herein.

A downgrade of Montpelier Re’s A.M. Best financial strength rating below “B++,” would constitute an event of default under our secured letter of credit facilities.

At our request, in 2009 Moody’s Investors Services (“Moody’s”) withdrew its financial strength rating of Montpelier Re.  Immediately prior to this withdrawal, Moody’s had reaffirmed Montpelier Re’s “Baa1” rating (Adequate, with a positive outlook).

Syndicate 5151

Syndicate 5151, as is the case with all Lloyd’s syndicates, benefits from Lloyd’s central resources, including the Lloyd’s brand, its network of global licences and the Lloyd’s New Central Fund.  Pursuant to the byelaws of the Society of Lloyd’s, the Lloyd’s New Central Fund is obligated to meet any valid claim that cannot be met by the resources of the liable member. As all Lloyd’s policies are ultimately backed by this common security, the Lloyd’s single market rating is applied to all syndicates, including Syndicate 5151, equally.  Lloyd’s is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A+” by Standard & Poor’s (Strong, with a stable outlook) and “A+” by Fitch Ratings Ltd. (Strong, with a stable outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A+” is the fifth highest of twenty-one Standard & Poor’s financial strength ratings and “A+” is the fifth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

A downgrade of Lloyds’ A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with Syndicate 5151. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would impact Syndicate 5151 and the Company.  See “Risk Factors” contained in Item 1A herein.

At our request, in 2011 Standard & Poor’s withdrew its interactive Lloyd’s Syndicate Assessment rating of Syndicate 5151.  Immediately prior to this withdrawal, Standard & Poor’s had reaffirmed Syndicate 5151’s “3-” rating (Average Dependency, with a positive outlook).

Blue Water Re and Blue Capital Re

Blue Water Re and Blue Capital Re do not operate with a financial strength rating and, alternatively, fully-collateralize their reinsurance obligations.

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

COMPETITION

We compete with other Bermuda and international insurers and reinsurers and certain underwriting syndicates and insurers, many of which have greater financial, marketing and management resources than we do. We consider our primary competitors to include: Aspen Insurance Holdings Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., RenaissanceRe Holdings Ltd. and Validus Holdings, Ltd.  Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

In addition, affiliates of some of the brokers we transact with have co-sponsored the formation of reinsurance companies that directly compete with us, and these brokers may favor those reinsurers over us.

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

Competition in the insurance and reinsurance industry has increased over the past several years and may increase further, either as a result of capital provided by new entrants or of the commitment of additional capital by existing insurers or reinsurers. In addition, alternative products, such as the collateralized reinsurance contracts that we and others write and the insurance-linked securities that we and others may invest in, may also provide increased capacity. Continued increases in the supply of property reinsurance may have consequences for us and for the property catastrophe industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms, which could adversely impact our growth and profitability.

REGULATION AND CAPITAL REQUIREMENTS

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re, Blue Water Re and Blue Capital Re are regulated by the Bermuda Monetary Authority (the “BMA”). BCML and BCIML are each licensed and supervised by the BMA. MAL is subject to regulation by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”), each of which are the successors to the former U.K. Financial Services Authority.  MAL and MCL are regulated by Lloyd’s.  MUI is subject to approval by Lloyd’s as a Coverholder for Syndicate 5151.

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. The BMA, in deciding whether to grant registration, has broad discretion to act as it deems fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

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

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Insurance Act distinguishes between insurers and reinsurers carrying on long-term business and insurers and reinsurers carrying on general business.

Montpelier Re is registered with the BMA as a Class 4 insurer, meaning that it is licensed to write a broad array of insurance and reinsurance contracts.  Class 4 insurers are subject to greater regulatory stringency than other classes of Bermuda insurers and have substantial capital and surplus requirements.

Blue Water Re is registered with the BMA as a Special Purpose Insurer, meaning that its insurance and reinsurance contracts must be fully-collateralized and the parties to the transactions must be sophisticated. Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements. Blue Water Re is also required to notify the BMA of each reinsurance contract it writes.

Blue Capital Re is registered with the BMA as a Class 3A insurer.  As a result of the approvals received from the BMA and the terms of Blue Capital Re’s business plan, Blue Capital Re’s insurance and reinsurance contracts must be fully-collateralized. Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements. It is anticipated that the total annual net premiums from unrelated business written by Blue Capital Re may, in the future, exceed $50.0 million, the maximum amount of total net premiums currently permitted by a Class 3A insurer. However, in this instance, Blue Capital Re has obtained a waiver from the BMA so that it may remain a Class 3A insurer at all times, even if it writes more than $50.0 million in total annual net premiums.

Principal Representative and Principal Office

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

Mr. Schaper has also been appointed as the group representative for the Company, including Montpelier Re as the Company’s Designated Insurer.  See “Group Supervision.”

Blue Water Re’s principal office is located at Montpelier House, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda.  BCIML has been appointed by Blue Water Re’s Board of Directors as its principal representative and has been approved by the BMA.

Blue Capital Re’s principal office is located at Montpelier House, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda.  BCIML has been appointed by Blue Capital Re’s Board of Directors as its principal representative and has been approved by the BMA.

Loss Reserve Specialist

Montpelier Re is required to submit an opinion of its approved loss reserve specialist with its annual statutory financial return in respect of its losses and loss expenses provisions.  The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA.

Blue Water Re and Blue Capital Re are not currently required to obtain a loss reserve opinion from a loss reserve specialist.

Cancellation of Insurer’s Registration

The BMA may revoke or suspend an insurer’s license in certain circumstances, including circumstances in which: (i) it is shown that false, misleading or inaccurate information has been supplied to the BMA by the insurer or on its behalf for the purposes of any provision of the Insurance Act; (ii) the insurer has ceased to carry on business; (iii) the insurer has persistently failed to pay fees due under the Insurance Act; (iv) the insurer has been shown to have not complied with a condition attached to its registration or with a requirement made of us under the Insurance Act; (v) the insurer is convicted of an offense against a provision of the Insurance Act; (vi) the insurer is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles; or (vii) any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled.

Annual Statutory Financial Statements and Return; Independent Approved Auditor

The Insurance Act generally requires all insurers to: (i) prepare annual statutory financial statements and returns; and (ii) appoint an independent auditor who will annually audit and report on the statutory financial statements and returns of the insurer. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.

Montpelier Re submits audited statutory financial statements and a statutory financial return with the BMA annually.

Blue Water Re and Blue Capital Re have each filed an application under the Insurance Act to have the requirement to file audited statutory financial statements and statutory financial returns annually with the BMA waived. Blue Water Re and Blue Capital Re have obtained such a waiver from the BMA.

The independent auditor of Montpelier Re, Blue Water Re and Blue Capital Re has been approved by the BMA.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, investment income due and accrued, accounts and premiums receivable, insurance and reinsurance balances receivable and funds held by ceding reinsurers. Relevant liabilities include, but are not limited to, general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities, letters of credit and guarantees.

Blue Water Re is not subject to the foregoing minimum liquidity ratio requirements.

Minimum Solvency Margin

The Insurance Act provides that the value of the statutory assets of an insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum solvency margin.

The minimum solvency margin that must be maintained by Montpelier Re, as a Class 4 insurer, with respect of its general business is the greatest of: (i) $100.0 million; (ii) 50% of net premiums written; and (iii)  15% of net undiscounted aggregate loss and loss expense provisions and other insurance reserves.

There is no minimum solvency margin that must be maintained by Blue Water Re, as a Special Purpose Insurer, provided that the value of its statutory assets exceed the value of its statutory liabilities.

The minimum solvency margin that must be maintained by Blue Capital Re, as a Class 3A insurer, with respect to its general business is the greatest of: (i) $1.0 million; (ii) 20% of net premiums written where such net premiums do not exceed $6.0 million, and $1.2 million plus 15% of net premiums written where such net premiums exceed $6.0 million; and (iii) 15% of net undiscounted aggregate loss and loss expense provisions and other insurance reserves.  However, in this instance, Blue Capital Re has obtained a waiver from the BMA so that its minimum solvency margin shall remain at $1.0 million at all times.

Enhanced Capital Requirement (“ECR”)

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

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers or reinsurers operate at or above a threshold capital level (termed the Target Capital Level or “TCL”), which exceeds the BSCR or approved internal model minimum amounts.  The Rules provide prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding, the minimum solvency margin. The CSR is the return setting out the insurer’s or reinsurer’s risk management practices and other information used by the insurer or reinsurer to calculate its approved internal model ECR.  The capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to, or exceeding, ECR and set TCL at 120% of ECR.  In circumstances where an insurer or reinsurer has failed to comply with an ECR given by the BMA, such insurer or reinsurer is prohibited from declaring or paying any dividends until the failure is rectified.

The risk-based solvency capital framework referred to above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Montpelier Re must also ensure at all times that its ECR is at least equal to its minimum solvency margin.

The BMA has also introduced a three-tiered capital system for Class 4 insurers designed to assess the quality of capital resources that an insurer has available to meet its capital requirements.  The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics, with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital.  Only Tier 1 and Tier 2 Capital may be used to support an insurer’s minimum solvency margin.  Certain percentages of each of Tier 1, 2 and 3 Capital may be used to satisfy an insurer’s ECR.  Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL.

The Rules introduced a regime that requires Class 4 insurers to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”).   The CISSA will allow the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. The Rules also introduced a Catastrophe Risk Return, which must be filed annually with the BMA, which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.

Blue Water Re and Blue Capital Re are not subject to the foregoing ECR requirements.

Restrictions on Dividends and Distributions

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re.  The declaration of dividends in any year that would exceed 25% of  Montpelier Re’s prior year-end Statutory Capital and Surplus requires the approval of the BMA.  Additionally, annual distributions that would result in a reduction of  Montpelier Re’s prior year-end balance of statutory capital (defined as its Statutory Capital and Surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA.

The Insurance Act also limits the maximum amount of annual dividends and distributions that may be paid by Blue Water Re and Blue Capital Re. If either Blue Water Re or Blue Capital Re were to fail to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

The Bermuda Companies Act 1981 (the Companies Act”) also limits the Company’s, BCRH’s, Montpelier Re’s, Blue Water Re’s and Blue Capital Re’s ability to pay dividends and distributions to its shareholders. Neither the Company, BCRH, Montpelier Re, Blue Water Re nor Blue Capital Re is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.

Reduction of Capital

Neither Montpelier Re nor Blue Capital Re may reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).

If either Montpelier Re or Blue Capital Re were to seek to reduce its statutory capital by 15% or more, as set out in its previous year’s financial statements, it would also be required to submit an affidavit signed by at least two directors (one of whom must be a Bermuda resident director, if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that the proposed reduction will not cause it to fail its relevant margins. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.

Supervision, Investigation and Intervention

The BMA may appoint an inspector to investigate the affairs of an insurer or a designated insurer (as detailed in “Group Supervision” below) if the BMA believes that an investigation is required in the interest of the insurer’s or insurance group’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to it, the BMA may direct an insurer or designated insurer to produce documents or information relating to matters connected with the insurer’s or insurance group’s business. Further, the BMA has the power to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information.

An inspector may examine, under oath, any past or present officer, employee or insurance manager of the insurer or designated insurer under investigation in relation to its business and may apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation. It will be the duty of any insurer or designated insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer to produce to the inspector on request all books, records, and documents relating to the insurer or designated insurer under investigation which are in its custody or control and otherwise to give to the inspector all assistance in connection with the investigation which it is reasonably able to give.

If it appears to the BMA that there is a risk of the insurer or designated insurer becoming insolvent, or that the insurer or designated insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act are not or have not been fulfilled in respect of a registered insurer, or that a person has become a Controller (as defined below) without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its enhanced capital requirement, or that a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as appear desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may also direct the insurer or designated insurer: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in, or transfer to the custody of, a specified bank, certain assets; (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a Controller or officer; or (ix) to file a petition for the winding-up of the insurer.

A “Controller” for this purpose means a managing director, chief executive or other person in accordance with whose directions or instructions the directors of an insurer are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is otherwise able to exercise a significant influence over the management of an insurer.

The BMA may also make rules prescribing prudential standards with which the insurer must comply. An insurer may make an application to be exempted from such rules.

Winding-up

The BMA may present a petition for the winding-up of an insurer on the ground that: (i) the insurer is unable to pay its debts within the meaning of sections 161 and 162 of the Companies Act; (ii) the insurer has failed to satisfy an obligation to which it is or was subject by virtue of the Insurance Act; or (iii) the insurer has failed to satisfy the obligation imposed upon it by section 15 of the Insurance Act as to the preparation of accounts or to produce or file statutory financial statements in accordance with section 17 of the Insurance Act, and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to it. Further, the BMA has been given powers to assist foreign regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to certain restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation with the foreign regulatory authorities is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Bermuda Insurance Code of Conduct

The BMA has implemented an insurance code, the Insurance Code of Conduct (the “Bermuda Insurance Code”), which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for all insurers. The Bermuda Insurance Code contains the duties, requirements and compliance standards to be adhered to by all insurers. The Bermuda Insurance Code stipulates that in order to achieve compliance therewith, insurers are to develop and apply policies and procedures capable of assessment by the BMA. The board of directors of an insurer has the responsibility to ensure that the insurer is compliant with the Bermuda Insurance Code.

Group Supervision

The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business.

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial statements.

In 2011 the BMA designated Montpelier Re as Montpelier’s Designated Insurer and formally notified Montpelier that it had determined that it would act as our group supervisor.

Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the Designated Insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors. The Designated Insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.

As group supervisor, the BMA will perform a number of supervisory functions including: (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

In carrying out its functions, the BMA may make rules for: (i) assessing the financial situation and the solvency position of the insurance group and its members; and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

Other international supervisory authorities are not, at the current time, under any obligation to accept or otherwise rely on the BMA’s determination that it is acting as group supervisor, rather the BMA’s decision defines the scope and extent of the BMA’s interest in Montpelier’s operations group-wide.

Notifications to the BMA

All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business that is part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of an insurer’s actuarial, risk management and internal audit functions; (vi) outsourcing all or a material part of an insurer’s underwriting activity; (vii) the transfer, other than by way of reinsurance, of all or substantially all of a line of business; and (viii) the expansion into a material new line of business.

No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and, before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that the period has lapsed without the BMA having issued a notice of objection.

Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA  in making its final determination.

In the event that the share capital of an insurer (or its parent) is traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10%, 20%, 33% or 50% shareholder of such insurer. An insurer or reinsurer must also provide written notice to the BMA that a person has become, or ceased to be, a Controller of that insurer or reinsurer.

An insurer is also required to notify the BMA in writing in the event any person has become or has ceased to be a Controller or an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Failure to give any required notice is an offense under the Insurance Act.

Certain Other Bermuda Law Considerations

Although the Company, BCRH, Montpelier Re, Blue Water Re and Blue Capital Re are incorporated in Bermuda, each is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to their non-resident status, the Company, BCRH, Montpelier Re, Blue Water Re and Blue Capital Re may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on their ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda.

BCML and BCIML are each licensed and supervised by the BMA as an investment manager and an insurance agent/manager, respectively.  Neither BCML nor BCIML are subject to any material minimum solvency requirements.

U.K. Regulation

We participate in the Lloyd’s market through Syndicate 5151, which is managed by MAL.  Under the legislation governing U.K. financial services regulation, including the Financial Services and Markets Act 2000 and the Financial Services Act 2012, MAL is subject to regulation by the PRA and the FCA.  The PRA and FCA oversee compliance with their rules and the threshold conditions that must be met by financial services firms carrying on business in the U.K.

The PRA, which is a subsidiary of the Bank of England, is responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers, Lloyd’s managing agents, and investment banks. Specifically, the PRA has responsibility for promoting the safety and soundness of Lloyd’s and its members taken together, including the Lloyd’s New Central Fund, and the prudential regulation of managing agents.

The FCA is responsible for regulation of conduct in financial markets and the infrastructure that supports those markets. The FCA also has responsibility for the prudential regulation of firms that do not fall under the PRA’s scope. The FCA regulates the conduct of Lloyd’s and its managing agents and, on a prudential and conduct basis, its members’ agents, advisors and brokers. Particular conduct issues include the management of the auction system (whereby members can buy and sell syndicate capacity) and the handling of policyholders’ complaints.

The PRA and the FCA have established a supervisory college for oversight of Lloyd’s and maintain arrangements with Lloyd’s in support of its vestigial regulatory activities. They also have powers of direction over Lloyd’s and are expected to consult with each other in the exercise of such powers.  Accordingly, the PRA, the FCA, and the Council of Lloyd’s have entered into cooperation arrangements which deal with instances where regulators might need to cooperate over the supervision of firms that are subject the jurisdiction of all three bodies. These arrangements seek to minimize duplication of supervision and provide clarity to regulated firms over which regulator will lead in specific circumstances.

The Council of Lloyd’s is responsible under the Lloyd’s Act 1982 for the management and supervision of Lloyd’s, including its members, syndicates and managing agents, and has rule-making and enforcement powers. The Council of Lloyd’s may discharge some of its functions directly by making decisions and issuing resolutions, requirements, rules and byelaws. Other decisions are delegated to the Lloyd’s Franchise Board and associated committees. The PRA and FCA, when relevant, coordinate with each other and Lloyd’s over its use of enforcement powers.

MCL, Syndicate 5151’s corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2013, 2012 and 2011 was £180 million.

As the corporate underwriting member of Lloyd’s, MCL is bound by the rules of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules, among other matters, prescribe MCL’s membership subscription, the level of its contribution to the Lloyd’s New Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation in Lloyd’s syndicates.

Under the U.K. regulatory regime, managing agents have been required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions, and calculate the level of capital required to support the underwriting of the syndicates that they manage. They are also subject to minimum solvency tests established by Lloyd’s and are required to conduct their business according to eleven core regulatory principles, to which all firms regulated by the PRA and FCA have been subject.

The Council of Lloyd’s supervises Coverholders such MUI as part of its statutory role in managing and supervising the Lloyd’s market. This supervision is carried out through the approval process and through Lloyd’s ongoing supervision of approved Coverholders.  Local regulators may require Lloyd’s to demonstrate that it has control over, and responsibility for, the business carried out by Coverholders under the terms of Lloyd’s authorization in that jurisdiction.  Nonetheless, the primary responsibility for the oversight of Coverholders and binding authorities on a day-to-day basis rests with Lloyd’s managing agents, which in our case is currently MAL.

Each corporate or individual member of Lloyd’s is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s to support its participation on Lloyd’s syndicates. These assets are known as a member’s “Funds at Lloyd’s.”  Funds at Lloyd’s requirements are calculated according to a minimum capital resources requirement, which is assessed at the syndicate level by Lloyd’s and at the level of the Lloyd’s market as a whole by the PRA. This requirement is similar in effect to a required solvency margin.

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. In the case of Syndicate 5151, MAL carries out an annual syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the PRA under the Individual Capital Adequacy Standards regime in force.  Lloyd’s has also anticipated the arrival of the Solvency 2 regime across Europe by mandating that each syndicate calculates a Solvency 2 Solvency Capital Requirement (“SCR”), utilizing MAL’s own internal model equivalent to the forthcoming Solvency 2 principles.  Both the ICA and SCR evaluate the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assess the amount of capital that syndicate members should hold against those risks.

Lloyd’s reviews each syndicate’s SCR annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift to each member’s overall capital resources requirement produced by the ICA or SCR.  The aggregate amount is known as a syndicate’s Economic Capital Assessment, which is used by Lloyd’s to determine the syndicate’s required Funds at Lloyd’s.

At market level, Lloyd’s is required to demonstrate to the PRA that each member’s capital resources requirement is met by that member’s capital resources made available to Lloyd’s, which for this purpose comprises its Funds at Lloyd’s and its share of member capital held at syndicate level.  Any deficits must be covered by the Lloyd’s New Central Fund, which is itself subject to review by the PRA for the purposes of the capital adequacy of the market as a whole. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, vary the amount of a member’s Funds at Lloyd’s requirement (or alter the ways in which those funds may be invested). The exercise of any of these powers may reduce the amount of premium which a member is allowed to accept for its account in an underwriting year and/or increase a member’s costs of doing business at Lloyd’s. As a consequence, the member’s ability to achieve an anticipated return on capital during that year may be compromised.

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

Lloyd’s syndicates are treated as “annual ventures” and members’ participation on syndicates may change from underwriting year to underwriting year. Ordinarily, a syndicate will accept business over the course of one calendar year (an underwriting year of account), which will remain open for a further two calendar years before being closed by means of “reinsurance to close.”  An underwriting year may be reinsured to close by the next underwriting year of the same syndicate or by an underwriting year of a different syndicate. Prior to 2005, the London market operated according to a three-year accounting cycle so that members were not able to distribute profits made in an underwriting year until it had been reinsured to close, usually at the end of three years. Since then, provided that certain solvency requirements are met, underwriting profits may be distributed in part before the year has been reinsured to close. Once an underwriting year has been reinsured to close, Lloyd’s will release the Funds at Lloyd’s provided that they are not required to support open underwriting years or to meet a loss made on the closed underwriting year. If reinsurance to close cannot be obtained at the end of an underwriting year’s third open year (either at all, or on terms that the managing agent considers to be acceptable on behalf of the members participating on that underwriting year), then the managing agent must determine that the underwriting year will remain open. If the managing agent determines to keep the underwriting year open, then the underwriting year of account will be considered to be in run-off, and the Funds at Lloyd’s of the participating members will continue to be held by Lloyd’s to support their continuing liabilities unless the members can demonstrate that their Funds at Lloyd’s are in excess of the amount required to be held in relation to that year.

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

Underwriting losses incurred by a syndicate during an underwriting year must be paid according to the links in the Lloyd’s chain of security. Claims must be funded first from the member’s premiums trust fund (which is held under the control of the syndicate’s managing agent), second from a cash call made to the corporate name and third from member’s Funds at Lloyd’s. In the event that any member is unable to pay its debts owed to policyholders from these assets, such debts may be paid by the Lloyd’s New Central Fund.

Syndicate 5151’s contribution to the Lloyd’s New Central Fund, which is available to satisfy claims if a member of Lloyd’s is unable to meet its obligation to policyholders and is funded annually by members, was determined by Lloyd’s to be 0.5% of Syndicate 5151’s written premiums with respect to 2013, 2012 and 2011.  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.

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

U.S. Regulation

Collateral Requirements For Non-Admitted Reinsurers

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

Legislative and Regulatory Proposals

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

Solvency II

Solvency II is a fundamental review of the capital adequacy regime for the European Union (“EU”) insurance industry. It aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the solvency requirements currently in effect in member states. Legislative process delays in finalizing Solvency II’s framework details suggest that its implementation date is likely to be postponed until at least January 2016.

Montpelier Re and Syndicate 5151 are both affected by Solvency II. Montpelier Re is affected by the BMA’s Solvency II equivalence program for Bermuda Class 4 insurance companies and by the application of Solvency II to European entities ceding business to Montpelier Re. Syndicate 5151 is affected as a result of its authorization by the former Financial Services Authority and its successor bodies (the PRA and the FCA) within the EU.

In accordance with Solvency II, insurers and reinsurers are expected to seek approval from the relevant supervisory authority to use an internal model for the purpose of setting required capital. Absent an approved internal model, the capital requirements of insurers and reinsurers will be established using a standard formula which, for Montpelier, would be more punitive. In the case of Montpelier Re, the supervisory authority is the BMA under its equivalence regime. Syndicate 5151 is affected as a result of its participation in the Lloyd’s market, where Lloyd’s is considered an “undertaking” for the purposes of directive compliance.

In order to obtain approval for use of an internal model, the governance, risk quantification and risk management frameworks for Montpelier Re and Syndicate 5151 must support the respective supervisory authority’s approach to Solvency II and meet mandated disclosure requirements.  For MAL, its internal model is subject to review in the first instance by Lloyd’s and, ultimately, by the PRA as the competent supervisory authority.

Montpelier Re and MAL have each developed (and continue to refine) their internal models for the purpose of setting their respective capital levels in accordance with Solvency II.  Montpelier Re may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model, but has not yet done so. MAL’s internal model is currently being used in support of the assessment of Syndicate 5151’s capital requirements.

EMPLOYEES

As of December 31, 2013, we had 183 full-time employees worldwide. None of our employees is subject to a collective bargaining agreement and we know of no current efforts to implement such agreements.

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

Risks Related to Our Company

Unpredictable disasters and other catastrophic events could have a material adverse affect on our financial condition and results of operations.

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

The extent of losses from catastrophes is a function of the frequency of such loss events, the total amount of insured exposure in the area affected by each event and the severity of the events.  Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce or eliminate our earnings and cause substantial volatility in our results of operations for any period and adversely affect our financial condition.  Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our capital.

We manage certain key quantifiable risks using a combination of CATM®, various third-party models and underwriting judgment.  We focus on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event, and simulating our yearly net operating results to reflect aggregate underwriting and investment risk.  Accordingly, if our assumptions are materially incorrect, the losses we might incur from an actual catastrophe could be significantly higher than our expectation of losses generated from modeled catastrophe scenarios and, as a result, such losses could have a material adverse affect on our financial condition and results of operations.

The property reinsurance business has historically been cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable pricing, which could have a material adverse affect on our business.

Historically, the property reinsurance industry has been cyclical, and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of underwriting capacity, underwriting results of primary insurers, general economic conditions and other factors. The supply of property reinsurance is dependent upon prevailing prices, the level of insured losses and the level of industry capacity which, in turn, may fluctuate, including in response to changes in rates of return on investments being earned in the reinsurance industry.

The property catastrophe industry has historically been characterized by periods of strong price competition, also known as a “soft market,” due to excessive underwriting capacity, as well as periods of more favorable pricing, also known as a “hard market,” due to limited underwriting capacity. Increased capacity, frequently as a result of favorable pricing, is often provided by new entrants or by the commitment of additional capital by existing reinsurers. The industry’s capacity to write business diminishes as losses are incurred and the industry’s capital is depleted. As the industry’s capacity decreases, a hard market begins, which ultimately attracts additional capacity.

The supply of available property reinsurance capital has increased over the past several years and may increase further, either as a result of capital provided by new entrants or of the commitment of additional capital by existing insurers or reinsurers. In addition, alternative products, such as the collateralized reinsurance contracts that we and others write and the insurance-linked securities that we and others may invest in, may also provide increased capacity. Continued increases in the supply of property reinsurance may have negative consequences for us and for the property catastrophe industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, such as fluctuations in interest rates, changes in the investment environment that affect market prices of investments, realized investment losses and inflationary pressures that may affect the size of losses experienced by insureds and primary insurance companies. We expect to experience the effects of cyclicality, which could have a material adverse affect on our business.

Montpelier Re and Syndicate 5151 may not maintain their favorable financial strength ratings, which could have a material and adverse affect our financial condition and results of operations and our ability to conduct business.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of rated insurers and reinsurers such as Montpelier Re and Syndicate 5151. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the rating agencies. Some of the criteria relate to general economic conditions and other circumstances that are outside of our control. Financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of rated insurers and reinsurers as business counterparties and are an important factor in establishing the competitive position of rated insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our Common Shares, Preferred Shares or debt securities.

Rating agencies periodically evaluate us to determine whether we continue to meet the criteria of the ratings previously assigned to us.  A downgrade or withdrawal of Montpelier Re’s (or Lloyds’) financial strength ratings could limit or prevent Montpelier Re or Syndicate 5151 from writing new insurance or reinsurance contracts or renewing existing contracts, which could have a material adverse effect on our financial condition and results of operations.

In addition, a ratings downgrade by A.M. Best or Standard & Poor’s could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts with Montpelier Re or Syndicate 5151.  In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects or the market price for our securities. A downgrade could also result in both a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings and the loss of key employees.

In addition, a downgrade of Montpelier Re’s A.M. Best financial strength rating to below “B++” would constitute an event of default under our letter of credit facilities.

We are highly dependent on a small number of insurance and reinsurance brokers for a large portion of our revenues.  Additionally, we are subject to credit risk with respect to brokers.

We market our reinsurance worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 61% of our gross premiums written for the year ended December 31, 2013.

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

There may be conflicts of interest that result from our relationships with the BCGR Listed Fund and BCRH and its subsidiaries.

BCML and BCIML provide services to the BCGR Cell (which serves as a segregated account of the Master Fund for the benefit of the BCGR Listed Fund) and to BCRH and its subsidiaries.  In addition, Blue Water Re is the sole source of collateralized reinsurance business for the BCGR Cell and is a significant source of business for BCRH and its subsidiaries.  As of December 31, 2013, Montpelier owned 29.0% of the BCGR Listed Fund’s ordinary shares and 28.6% of BCRH’s outstanding common shares, with third-party “non-controlling” investors owning the remainder.

We provide reinsurance opportunities and make investments on behalf of these affiliates that we determine are appropriate for them, provided that such business is in accordance with their respective underwriting guidelines. We intend to primarily allocate those reinsurance opportunities that are made available to these affiliates on a proportional basis in accordance with our allocation policies.

In addition, William Pollett, the Company’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director and the Chief Executive Officer of BCRH and Michael Paquette, the Company’s Chief Financial Officer, serves as BCRH’s interim Chief Financial Officer.  Further, Christopher Harris, the Company’s Chief Executive Officer, serves as Chairman of BCRH.

As a result, certain of our officers, BCML, BCIML and Blue Water Re may have conflicts of interest between their duties to Montpelier and their duties to the BCGR Listed Fund and BCRH and its subsidiaries.

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

Montpelier Re relies on letter of credit facilities, the Reinsurance Trust and the MUSIC Trust as a means of providing statutory credit and security to Montpelier Re’s U.S. cedants.  Montpelier Re has also established a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) as a means of providing security to Lloyd’s in support of MCL’s participation on Syndicate 5151.

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

Our loss and LAE reserves may be insufficient to cover our ultimate liability for losses and LAE, which could have a material adverse effect on our financial condition and results of operations.

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

Our approach to risk management, and our estimates of the net impact from single event losses such as those provided in Item 7 herein, rely on subjective variables that entail significant uncertainties.  For example, in our treaty reinsurance business, the effectiveness of our reinsurance contract zonal limits in managing risk depends largely on the degree to which an actual event is confined to the zone in question and our ability to determine the actual location of the risks insured.  Moreover, in the treaties we write, the definition of a single occurrence may differ from policy to policy, and the legal interpretation of a policy’s various terms and conditions following a catastrophic event may be different from that which we envisioned at its inception. For these and other reasons, there can be no assurance that our actual net aggregate reinsurance treaty limits by zone, or our net impact from single event loss by return period, will not exceed the Natural Catastrophe Risk Management disclosures provided in Item 7 herein.

In addition, our Natural Catastrophe Risk Management disclosures provided in Item 7 herein involve a substantial number of subjective variables, factors and uncertainties. Small changes in assumptions, which depend heavily on our judgment, can have a significant impact on the modeled outputs.  Further, these disclosures do not take into account numerous real, but non-quantifiable, inputs and risks such as the implications of a loss of our financial strength ratings on our business.  Although we believe that these probabilistic measures provide a meaningful indicator of the relative riskiness of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

Worldwide capital markets and general economic conditions, which may change suddenly and dramatically, could adversely affect the value of our investment portfolio.

Our investment portfolio consists of fixed maturity investments, equity securities and other investments. We also invest in various investment-related derivatives and short fixed maturity and equity positions, as part of our investing activities. Our primary investment focus is to maximize risk-adjusted total returns while maintaining adequate liquidity.  Since investing entails substantial risks, we cannot assure you that we will achieve our investment objectives and our investment performance may vary substantially year-to-year.

The value of our investment portfolio and our investment-related derivatives can be significantly affected by the performance of our investment managers and can be further impacted by fluctuations in interest rates, foreign currencies, issuer and counterparty credit concerns and volatility in financial markets. Our investments and investment-related derivatives are sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, the financial position of issuers and financial guarantors of investment securities and other factors beyond our control.

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

Although worldwide capital markets have largely improved since the events of 2008, they remain volatile due to uncertainty over the availability and cost of credit, inflation, deflation, real estate and mortgage markets, risks associated with global sovereign entities (including emerging markets), the effects of changes in the monetary policies of global sovereign entities, the stability of banks and other financial institutions, solvency risks of state and local municipalities and stresses evident in European markets. In addition, continued political friction in the U.S. over debt and spending thresholds and revenue policy could result in a further downgrade of its credit rating, which could adversely impact worldwide capital markets.

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

If actual renewals of our insurance and reinsurance contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the level of renewals of our prior year’s contracts based on indicative terms and conditions. If the level of actual renewals does not meet expectations or if we choose not to underwrite some or all of our existing contracts on a renewal basis because of pricing, changes in terms and conditions or other risk-selective criteria, our premiums written in future years and our future operations could be materially adversely affected.

We rely on information provided by cedants and brokers in determining whether amounts are due following the occurrence of a covered event, and we may rely on incomplete or unverified information when making underwriting decisions.

The determination of whether amounts are due following the occurrence of a covered event is typically based on reports and may be based upon information provided by cedants, brokers or an independent source, such as an index. If any of this information or data is incomplete, not genuine or inaccurate, our performance may be adversely affected.

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

The Company is dependent upon dividends or distributions from its operating subsidiaries and affiliates.

The Company (as a holding company) has no substantial operations of its own and relies primarily on cash dividends and/or distributions from its operating subsidiaries and affiliates to pay its operating expenses, interest on its debt and dividends to its holders of Common Shares and Preferred Shares. Furthermore, our insurance and reinsurance operations are highly regulated by authoritative bodies in Bermuda and the U.K. and the various laws and regulations to which they are subject in these jurisdictions limit the declaration and payment of dividends and/or distributions to their parent.

The Companies Act limits the Company’s, BCRH’s, Montpelier Re’s, Blue Water Re’s and Blue Capital Re’s ability to pay dividends and/or distributions to its shareholders in that none of the Company, BCRH, Montpelier Re, Blue Water Re or Blue Capital Re is permitted to declare or pay a dividend or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities.

The inability of our insurance and reinsurance operating subsidiaries to pay dividends and/or distributions in an amount sufficient to enable the Company to meet its cash obligations could have a material adverse effect on us.

We cannot assure you that we will declare or pay future dividends on Common Shares and Preferred Shares.

Although the Company has a long history of declaring and paying dividends to holders of Common Shares and Preferred Shares, we cannot provide assurance that the Company will declare or pay such dividends in the future. Any determination to declare and pay future dividends to holders of Common Shares and Preferred Shares will be at the discretion of the Board and will be dependent upon: (i) our financial position, results of operations, cash flows and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory developments and limitations; (iv) any contractual restrictions; and (v) any other factors the Board deems relevant.

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

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are more unfavorable to us, our existing shareholders and our debtholders than those contained within our current capital structure. More specifically, any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to current holders of our  Common Shares.  The issuance of additional preferred stock on a parity with or senior to our Preferred Shares would dilute the interests of the holders of our Preferred Shares, and any issuance of preferred stock senior to our Preferred Shares or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Shares in the event of a liquidation, dissolution or winding-up of the Company.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, financial condition and operating results could be adversely affected.

Our operating results may be adversely affected by foreign currency fluctuations.

The U.S. dollar is the Company’s reporting currency.  The British pound is the functional currency for the operations of Syndicate 5151, MAL, MCL and MUSL. In addition, we write a portion of our business, receive premiums and pay losses in foreign currencies and may maintain a portion of our investment portfolio in investments denominated in currencies other than U.S. dollars. We may experience net foreign currency losses to the extent our foreign currency exposure is not successfully managed or otherwise hedged, which in turn could adversely affect our financial condition and results of operations.

Competition for business in our industry is intense, and this competition could adversely affect our profitability.

The reinsurance industry is highly competitive. We face intense competition, based upon, among other things, global capacity, market terms and conditions, product breadth, reputation and experience with respect to particular lines of business, relationships with reinsurance intermediaries, quality of service and perceived financial strength. We  compete with a variety of operators, including: (i) major global reinsurance companies, many of which have extensive experience in reinsurance and have greater financial resources available to them than we do; (ii) other Bermuda-based reinsurers that write reinsurance and that target the same markets and utilize similar business strategies, many of which currently have more capital than we do; and (iii) capital markets participants that access business in securitized form, including through the issuance of insurance-linked securities or through special purpose vehicles, derivative transactions or other instruments. This competition or any increase in competition could result in fewer submissions (i.e., requests for quotes) and lower rates, which could have an adverse effect on our growth and profitability.

In addition, ceding companies may retain larger shares of risk, thereby reducing overall demand for reinsurance. As a result of this competition and the possible decrease in demand, there may be fewer attractively priced underwriting opportunities, which could have an adverse impact on our expected profitability and our objective to invest substantially all of our available capital.

Regulation and changes in laws and regulations may restrict or otherwise impact our ability to operate.

Our insurance and reinsurance operations are subject to regulation under Bermuda, U.S., U.K. and EU laws.  Governmental agencies have broad administrative power to regulate many aspects of our business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders and insurance laws and regulations can impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves.

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

•                              in 2002 TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. This law established a federal assistance program to help commercial insurers and reinsurers in the property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. The enactment of the TRIPRA in December 2007 extended the program’s expiration from December 31, 2007 to December 31, 2014.  The most notable change was the removal of the references to foreign persons or entities, thereby requiring insurers to make coverage available for both foreign and domestic forms of terrorism; and

•                              Solvency II, a fundamental review of the capital adequacy regime for the EU insurance industry, aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the solvency requirements currently in effect in member states.  Whereas we do not currently believe that we will experience a material change in the overall capital requirements of Montpelier Re or Syndicate 5151 as a result of the implementation of Solvency II, our general and administrative expenses have been, and will continue to be, adversely affected by the additional reporting and administrative burdens of this initiative.

New ventures that we may sponsor or otherwise enter into could expose us to operational, execution and reputational challenges and risks and could create conflicts of interest.

Any new ventures that we have sponsored or otherwise entered into, or may in the future enter into, could expose us to operational and executional challenges and risks, including: (i) creating, integrating or modifying financial and operational reporting systems; (ii) establishing satisfactory financial, operational, reporting and internal controls; (iii) funding increased capital needs and overhead expenses; (iv) obtaining additional personnel; and (v) compliance with regulatory matters.

Any new ventures could also create reputational risks to us to the extent such ventures ultimately prove to be unsuccessful or their projected results are not ultimately achieved.

Any new ventures could further create potential conflicts of interests in a manner similar to those that may arise out of our existing relationship with the BCGR Listed Fund and BCRH and its subsidiaries.  See “Conflicts of Interest” contained in Item 1 herein.

Our failure to successfully manage these risks and potential conflicts may adversely impact our results of operations.

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

•                  exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices and foreign currency rates;

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

Our Preferred Shares are equity interests and do not constitute indebtedness. As a result, holders of our Preferred Shares may be required to bear the financial risks of an investment in an equity interest for an indefinite period of time. In addition, Preferred Shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation.  As of December 31, 2013, the face value of our debt was $400.0 million, and we may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on Preferred Shares. Additionally, unlike debt, where principal and interest would customarily be payable on specified due dates, in the case of Preferred Shares: (i) dividends are payable only if declared by the Board (or a duly authorized committee of the Board); and (ii) we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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

The Company, BCRH, Montpelier Re, Blue Water Re and Blue Capital Re currently intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for U.S. federal income tax purposes, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend, perhaps successfully, that the Company, BCRH, Montpelier Re, Blue Water Re and/or Blue Capital Re is subject to taxation in the U.S.  A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

In addition, the U.S. Congress has discussed legislation from time-to-time intended to eliminate certain perceived tax advantages of Bermuda reinsurers and U.S. companies with Bermuda affiliates, and has recently considered proposals which, if adopted, would adversely impact such operations. While these legislative proposals would not have a material impact on our current results, such proposals and/or additional legislative proposals (if adopted) could have a future material adverse impact on us or our shareholders.

Changes in U.S. tax legislation may adversely affect U.S. holders of Common Shares or Preferred Shares.

U.S. federal income tax laws and interpretations, including those regarding whether a company is a passive foreign investment company (“PFIC”), are subject to change, possibly on a retroactive basis. Under current tax law, U.S. holders of Common Shares or Preferred Shares generally qualify for an exception to the PFIC rules because we are considered to be an active insurance company.  Recent proposals seek to change this exception which, if adopted, could cause us to be treated as a PFIC in some or all taxable years.  In such case, U.S. holders of Common or Preferred Shares would be subject to unfavorable U.S. federal income tax treatment, including that any dividends we pay with respect to our Common Shares or Preferred Shares would be no longer be “qualified dividends” eligible to be taxed at reduced U.S. federal income tax rates.

Provided our Common Shares and Preferred Shares remain listed on the New York Stock Exchange and we are not a PFIC, then under current U.S. law, dividends paid on our Common Shares and Preferred Shares to U.S. individual shareholders should continue to qualify as “qualified dividend income” and be eligible for reduced U.S. federal income tax rates. The U.S. Congress has, in the past, considered legislation that would exclude shareholders of foreign corporations from this preferential U.S. federal income tax treatment unless either: (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S.; or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would likely not satisfy either of these tests and, accordingly, if this or similar legislation were to become law, individual U.S. shareholders would no longer qualify for reduced U.S. federal income tax rates on dividends paid by us.

We may be subject to tax withholding under FATCA, which may reduce investment returns and distributions to shareholders.

Sections 1471 through 1474 of the U.S. Internal Revenue Code, commonly referred to as “FATCA”, impose a new reporting regime and a 30% withholding tax (which we refer to as a “FATCA Withholding”) with respect to certain payments to a non-U.S. entity that does not comply with FATCA. FATCA will be phased in beginning in 2014.  Bermuda recently entered into an intergovernmental agreement with the U.S. (which we refer to as the “Bermuda IGA”) to implement FATCA with respect to Bermudian institutions.

The IRS and the Bermuda tax authorities have not yet provided final guidance regarding compliance with FATCA and the Bermuda IGA. If we are not treated as compliant with FATCA, we may be subject to FATCA Withholding on all, or a portion of all, payments received by us, directly or indirectly, from U.S. sources or in respect of U.S. assets, including the gross proceeds on the sale or disposition of certain U.S. assets. Any such withholding imposed on us would reduce the amounts available to us to make payments to our shareholders.

In addition, shareholders may be required to provide certain information to us, which we may have to report to the IRS, to avoid FATCA Withholding on certain amounts paid by us to our shareholders. If an amount in respect of FATCA Withholding is deducted or withheld on a payment made by us to shareholders, we will not pay additional amounts as a result of this deduction or withholding. As a result, shareholders may receive a smaller payment from us than expected.

FATCA and the impact of the Bermuda IGA are particularly complex and their application to us is uncertain at this time. You should consult your own tax advisors to obtain a more detailed explanation of FATCA and the Bermuda IGA and to learn how they might affect you in your particular circumstances.

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

Item 2.         Properties

We currently lease office space in Pembroke, Bermuda, where the Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re, Blue Capital ILS, BCML and BCIML are located.  We also lease office space in London, U.K. where MAL, MCL and MUSL are located; in Woburn, MA and Chicago, IL where MUI is located; and in Woburn, MA and Hanover, NH where MTR is located.

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

The plaintiffs are suing all tendering shareholders, including Montpelier Re, on the grounds of fraudulent conveyance and seek recovery of the proceeds received pursuant to the Tribune LBO on the basis that the transaction was undertaken without fair consideration and left Tribune insolvent. The various lawsuits are still pending and, in December 2011, were consolidated in the Federal District Court for the Southern District of New York by the U.S. Judicial Panel on Multidistrict Litigation.

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

Other than the Tribune litigation referred to above, we had no other unresolved legal proceedings, other than those in the normal course of our business, at December 31, 2013.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol MRH and the Bermuda Stock Exchange under the symbol MRH BH.  The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during 2013 and 2012 is presented below:

	2013		2012
	High	Low	High	Low
Quarter ended:
December 31	$29.50	$25.65	$23.90	$20.41
September 30	27.38	24.38	22.92	20.26
June 30	27.50	23.91	21.29	19.04
March 31	26.46	23.14	19.68	16.96

Registered Holders of Common Shares

As of February 20, 2014, we had 97 registered holders of Common Shares.

Dividends Declared on Common Shares

During 2013 and 2012, we declared regular quarterly cash dividends totalling $0.47 and $0.43 per Common Share, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2013, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders - 2012 LTIP (1)	1,415,624	—	2,780,230
Equity compensation plans approved by shareholders - 2007 LTIP (2)	32,750	—	—
Total	1,448,374	—	2,780,230

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

As of December 31, 2013, the only incentive awards outstanding under the 2012 LTIP were RSUs.

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

Performance Graph

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in Common Shares as of January 1, 2009, assuming reinvestment of dividends and distributions.  Cumulative returns for the five-year period ended December 31, 2013 are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P 500 P&C”) for comparison. The returns presented below are based on historical results and are not intended to suggest future performance.

	Year Ended December 31,
Company/Index	2008	2009	2010	2011	2012	2013
Montpelier Re Holdings Ltd. (symbol MRH)	$100	$105	$124	$113	$148	$192
S&P 500	100	126	146	149	172	228
S&P 500 P&C	100	112	122	122	147	203

Issuer Purchases of Common Shares

The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2013	342,244	$26.71	342,244
November 1 - November 30, 2013	157,200	27.99	157,200
December 1 - December 31, 2013	328,114	28.27	328,114
Total	827,558	$27.57	827,558	$267,604,672

(1)         On November 14, 2013, the Board increased the Company’s existing total share repurchase authorization by $150.0 million to a total of $278.8 million, of which $267.6  million remained at December 31, 2013.  There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Item 6.         Selected Financial Data

Selected consolidated statement of operations data, ending consolidated balance sheet data and share data for each of the five years ended December 31, 2013, follows:

	Year Ended December 31,
(Millions, except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues (a)	$573.6	$757.2	$720.9	$748.4	$847.2
Expenses (b)	(363.1)	(529.3)	(836.7)	(537.7)	(382.6)
Income (loss) before income taxes	210.5	227.9	(115.8)	210.7	464.6
Income tax benefit (provision)	0.1	(0.3)	0.6	1.3	(1.1)
Net income (loss)	210.6	227.6	(115.2)	212.0	463.5
Net income attributable to non-controlling interests (c)	(6.1)	—	—	—	—
Net income (loss) available to the Company	204.5	227.6	(115.2)	212.0	463.5
Dividends declared on Preferred Shares (d)	(13.3)	(13.3)	(9.1)	—	—
Net income (loss) available to the Company’s common shareholders	$191.2	$214.3	$(124.3)	$212.0	$463.5
Balance Sheet Data:
Total assets	$3,758.5	$3,810.1	$3,499.5	$3,219.4	$3,099.2
Loss and LAE reserves	881.6	1,112.4	1,077.1	784.6	680.8
Debt (e)	399.2	399.1	327.8	327.7	328.6
Preferred shareholders’ equity (d)	150.0	150.0	150.0	—	—
Common shareholders’ equity available to the Company (f)	1,642.1	1,479.4	1,549.3	1,628.8	1,728.5
Non-controlling interests (c)	244.9	—	—	—	—
Data per Common Share:
Fully converted book value (g)	$29.42	$26.14	$22.71	$24.61	$21.14
Basic and diluted earnings (loss)	3.61	3.67	(2.01)	2.97	5.36
Dividends declared	0.470	0.430	0.405	0.370	0.315

(a)         During 2013 we experienced $49.2 million in net realized and unrealized investment losses.  During 2009 we experienced $181.8 million in net realized and unrealized investment gains.  The magnitude of the net losses and gain we experienced in 2013 and 2009, respectively, versus those experienced in all other years presented, significantly impacted our revenues in those years.

(b)         During 2012 we incurred a $102.8 million net catastrophe loss (not including the benefit of reinstatement premiums, which we record as revenues) from windstorm Sandy. During 2011 we incurred $409.0 million in net losses (not including the benefit of reinstatement premiums) associated with several catastrophic events, including earthquakes in New Zealand and Japan, and Thailand floods.  During 2010 we incurred $135.9 million in net losses (not including the benefit of reinstatement premiums) associated with earthquakes in Chile and New Zealand. The magnitude of these catastrophic events significantly impacted our expenses in those years.

(c)          Represents the interests in the entities included within our Collateralized Reinsurance segment that are attributable to third-party investors.

(d)         In May 2011 we issued Preferred Shares in the amount of $150.0 million.

(e)          In October 2012  we issued $300.0 million of senior unsecured debt due in 2022 (the “2022 Senior Notes”) and used the majority of the proceeds to fully redeem $228.0 million of outstanding senior unsecured debt due in 2013 (the “2013 Senior Notes”).

(f)           During 2013 we repurchased 6,590,546 Common Shares for $168.0 million.  During 2012 we repurchased 5,981,589 Common Shares for $120.9 million. During 2011 we repurchased 4,349,302 Common Shares for $82.7 million.  During 2010 we repurchased 16,123,261 Common Shares for $293.8 million.  During 2009 we repurchased 6,599,038 Common Shares for $112.6 million.

(g)          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our fully converted book value per Common Share.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2013, 2012 and 2011 and our financial condition as of December 31, 2013 and 2012.  This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

Summary Financial Results

Year Ended December 31, 2013

We ended 2013 with a fully converted book value per Common Share (“FCBVPCS”) of $29.42, an increase of 14.3% for the year after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS during 2013 was primarily the result of strong underwriting results.  Our comprehensive income available to the Company for 2013 was $205.4 million and our GAAP combined ratio was 56.1%.

Our underwriting results for 2013 benefitted from a low level of net catastrophe losses as well as $144.4 million of prior year favorable loss reserve development. Our investment results for 2013 included $49.2 million of net realized and unrealized investment losses, which were comprised of $60.6 million in net losses from fixed maturities, $7.2 million in net gains from equity securities and $4.2 million in net gains from other investments.

During 2013 we also incurred a $7.5 million non-recurring expense associated with the underwriting discount and structuring fees paid by us in connection with the BCRH IPO.

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

During 2012 we also incurred a $9.7 million non-recurring loss upon the early extinguishment of our 2013 Senior Notes.

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

During 2011 we also recognized an $11.1 million non-recurring gain from the MUSIC Sale.

Book Value Per Common Share

The following table presents our computations of book value per Common Share (“BVPCS”) and FCBVPCS as of December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Book value numerator (in millions):

Shareholders’ Equity available to the Company	$1,642.1	$1,629.4	$1,549.3
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	$1,492.1	$1,479.4	$1,399.3

Book value denominators (in thousands):

[B] Common Shares outstanding	49,274	55,270	60,864
RSUs outstanding	1,449	1,327	761
[C] Common Shares and RSUs outstanding	50,723	56,597	61,625

BVPCS [A] / [B]	$30.28	$26.77	$22.99
FCBVPCS [A] / [C]	29.42	26.14	22.71

Increase (decrease) in FCBVPCS: (1)

From December 31, 2012	14.3%
From December 31, 2011	33.5%	17.0%
From December 31, 2010	24.8%	9.6%	(6.1)%

(1)         Computed as the change in FCBVPCS after taking into account dividends declared on Common Shares of $0.47, $0.43 and $0.405 during 2013, 2012 and 2011, respectively.

Our computations of FCBVPCS and the increase in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

The Company’s increase in FCBVPCS serves as the performance measure for both the portion of our annual employee cash bonuses that are based on Company performance and for our Variable RSU awards in the initial RSU Period (each as defined on page 81 of this report). We believe that this performance measure: (i) directly aligns our interests and motivations with those of our stakeholders; and (ii) provides our employees with the ability to easily understand, and identify with, their incentive hurdle, and allows our stakeholders to easily track the Company’s performance with respect to this goal, since we present our calculations of FCBVPCS and the increase in our FCBVPCS in our quarterly earnings releases and our annual and quarterly filings with the SEC.

Executive Overview

We provide customized and innovative insurance and reinsurance solutions to the global market through our underwriting platforms in Bermuda, the U.K. and the U.S. Through our affiliates in Bermuda, we also provide institutional and retail investors with the opportunity to directly invest in global property catastrophe reinsurance risks.

During 2013 each of our ongoing operating segments, Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance, experienced strong profitability producing combined ratios of 25%, 91% and 34%, respectively.  Overall, we achieved a 14.3%  increase in our FCBVPCS for the year while returning $192.0 million to holders of our Common Shares through share repurchases and dividends.

In addition, the launch of BCRH on the New York Stock Exchange in November and the growth experienced by the BCGR Listed Fund (in terms of both capital raised and earnings on capital deployed) further expanded our presence in the collateralized reinsurance market. Our total capital under management now exceeds $600 million, enabling us to provide a broader product mix and increased line sizes for select clients.

We are pleased with our achievements in 2013.  However, looking ahead to 2014, we experienced increased competition during the key January 1, 2014 renewal season, particularly within our Property Catastrophe-Treaty and Property Specialty-Treaty classes, due to relatively light industry catastrophe losses experienced in 2013.  Our internal renewal price index for the month was minus 7%,  split as follows: Property Catastrophe-Treaty and Property Specialty-Treaty (minus 11%), Other Specialty-Treaty (minus 4%) and Property and Specialty Individual Risk (minus 1%).

Despite the competitive market conditions we currently face, through our efforts thus far in 2014, we believe that we have: (i) achieved preferred signings; (ii) strengthened our relationships with key business partners; and (iii) expanded our product mix.  As a result, with our strong balance sheet, disciplined underwriting and specialist approach, we are positioned to perform well into 2014 and beyond. Further, at current risk exposure levels, we believe we have retained the ability to quickly adapt and respond to new market opportunities while continuing our strategic focus on property, marine and other short-tail lines.

Natural Catastrophe Risk Management

We insure and reinsure exposures throughout the world against various natural catastrophe perils.  We manage our exposure to these perils using a combination of methods, including underwriting judgment, CATM® (our proprietary risk management system), third-party models and third-party protection such as ceded reinsurance and derivative instrument protections.

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

Our January 1, 2014 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of December 31, 2013
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:

Mid-Atlantic hurricane	$581	35%
Florida hurricane	462	28%
Northeast hurricane	438	27%
Gulf hurricane	412	25%
Hawaii hurricane	184	11%

U.S. Earthquake:

New Madrid earthquake	$546	33%
California earthquake	392	24%
Northwest earthquake	372	23%

European Windstorm:

Western European windstorm	$488	30%
U.K. & Ireland windstorm	419	26%
Scandinavia windstorm	183	11%

Other Countries:

Japan earthquake	$276	17%
Canada earthquake	263	16%
Australia earthquake	245	15%
Australia cyclone	243	15%
New Zealand earthquake	169	10%
Turkey earthquake	166	10%
Chile earthquake	152	9%
Japan windstorm	150	9%

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

The treaty limits presented are shown net of any ceded reinsurance or other third-party protection we purchase but have not been reduced by any reinstatement premiums.  The treaty limits include all business coded as property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance and event-linked derivative securities.  The treaty limits also include those exposures we have assumed through our investments in BCRH and the BCGR Listed Fund, but exclude those exposures attributable to non-controlling interests. The treaty limits do not include individual risk business and other reinsurance classes.

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

These treaty limits are a snapshot of our exposure as of January 1, 2014.  As of that date, Mid-Atlantic hurricane represented our largest concentration of net reinsurance treaty limits among the selected zones.  The relative comparison between zones and the absolute level of exposure may change materially at any time due to changes in the composition of our portfolio and changes in our ceded reinsurance program.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party models, CATM® and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance, event-linked derivative securities and individual risk business, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of reinstatement premiums.

The projected single event net impact figures also include those single event exposures we have assumed through our investments in BCRH and the BCGR Listed Fund,  but exclude those exposures attributable to non-controlling interests.

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

The table below details the projected net impact from single event losses as of January 1, 2014 for selected zones at selected return period levels using AIR Worldwide Corporation’s CLASIC/2 model version 15.0, one of several industry-recognized third-party vendor models.  It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since we utilize a combination of third-party models, CATM® and underwriting judgement to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below.

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of December 31, 2013
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year

U.S. Hurricane	$317	$375	19%	23%

European windstorm	244	312	15%	19%

U.S. Earthquake	187	286	11%	17%

(1) A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

As of January 1, 2014, our three largest modeled exposures to a single event loss at a 250-year return period were U.S. Hurricane, U.S. Earthquake and European Windstorm.

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

Our single event loss estimates represent snapshots as of January 1, 2014.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, and changes in our ceded reinsurance and derivative protections.

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

I.   Results of Operations

Our consolidated financial results for the years ended December 31, 2013, 2012 and 2011 follow:

	Year Ended December 31,
($ in millions)	2013	2012	2011

Gross insurance and reinsurance premiums written	$706.0	$735.3	$725.5
Ceded reinsurance premiums	(102.9)	(119.6)	(101.5)
Net insurance and reinsurance premiums written	603.1	615.7	624.0
Change in net unearned insurance and reinsurance premiums	(3.5)	0.8	(1.3)
Net insurance and reinsurance premiums earned	599.6	616.5	622.7

Net investment income	64.0	67.1	68.7
Net realized and unrealized investment gains (losses)	(49.2)	82.4	26.2
Net foreign currency losses	(15.9)	(12.8)	(5.2)
Net income (loss) from derivative instruments	(25.3)	3.2	(3.1)
Gain on MUSIC Sale	—	—	11.1
Other revenues	0.4	0.8	0.5
Total revenues	573.6	757.2	720.9

Underwriting expenses:
Loss and LAE — current year losses	(270.9)	(373.8)	(701.4)
Loss and LAE — prior year losses	144.4	87.4	89.3
Insurance and reinsurance acquisition costs	(90.5)	(96.6)	(105.4)
General and administrative expenses	(119.2)	(116.2)	(98.6)

Non-underwriting expenses:
Interest and other financing expenses	(18.8)	(20.4)	(20.6)
Offering costs associated with BCRH	(7.5)	—	—
Loss on early extinguishment of 2013 Senior Notes	—	(9.7)	—
Other expenses	(0.6)	—	—
Total expenses	(363.1)	(529.3)	(836.7)

Income (loss) before income taxes	210.5	227.9	(115.8)
Income tax benefit (provision)	0.1	(0.3)	0.6

Net income (loss)	210.6	227.6	(115.2)
Net income attributable to non-controlling interests	(6.1)	—	—

Net income (loss) available to the Company	204.5	227.6	(115.2)
Dividends declared on Preferred Shares	(13.3)	(13.3)	(9.1)

Net income (loss) available to the Company’s common shareholders	$191.2	$214.3	$(124.3)

Net income (loss)	$210.6	$227.6	$(115.2)
Net change in foreign currency translation	0.9	0.8	2.1

Comprehensive income (loss)	211.5	228.4	(113.1)
Net income attributable to non-controlling interests	(6.1)	—	—

Comprehensive income (loss) available to the Company	$205.4	$228.4	$(113.1)

Loss and LAE ratio	21.1%	46.4%	98.3%
Acquisition cost ratio	15.1%	15.7%	16.9%
General and administrative expense ratio	19.9%	18.9%	15.9%

GAAP combined ratio	56.1%	81.0%	131.1%

I. Review of Underwriting Results - by Segment

We currently operate through four reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s, Collateralized Reinsurance and MUSIC Run-Off.  Each of our segments represents a separate underwriting platform through which we write, or formerly wrote, insurance and reinsurance business.  Our segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier at Lloyd’s, Collateralized Reinsurance and MUSIC Run-Off prior to the effects of inter-segment quota share reinsurance agreements among them.

The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other,” are also presented herein.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
($ in millions)	2013	2012	2011

Gross premiums written	$429.4	$480.5	$446.5
Ceded reinsurance premiums	(75.8)	(99.8)	(78.4)
Net premiums written	353.6	380.7	368.1
Change in net unearned premiums	5.6	(11.2)	9.9
Net premiums earned	359.2	369.5	378.0

Loss and LAE - current year losses	(123.7)	(205.4)	(421.8)
Loss and LAE - prior year losses	106.7	45.9	48.0
Acquisition costs	(34.4)	(40.5)	(53.6)
General and administrative expenses	(39.3)	(44.2)	(37.9)
Underwriting income (loss)	$268.5	$125.3	$(87.3)

Loss and LAE ratio	4.7%	43.2%	98.9%
Acquisition cost ratio	9.6%	11.0%	14.2%
General and administrative expense ratio	11.0%	12.0%	10.0%
GAAP combined ratio	25.3%	66.2%	123.1%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
($ in millions)	2013		2012		2011

Property Catastrophe - Treaty	$279.0	65%	$332.8	69%	$289.4	65%
Property Specialty - Treaty	50.3	12	47.5	10	45.0	10
Other Specialty - Treaty	68.7	16	70.4	15	77.7	17
Property and Specialty Individual Risk	31.4	7	29.8	6	34.4	8

Gross premiums written	429.4	100%	480.5	100%	446.5	100%
Ceded reinsurance premiums	(75.8)		(99.8)		(78.4)
Net premiums written	$353.6		$380.7		$368.1

Gross premiums written by Montpelier Bermuda during 2013 totaled $429.4 million, a decrease of $51.1 million, or 11%, as compared to 2012. This decrease was mainly driven by the Property Catastrophe - Treaty line of business, where pricing deterioration led to the non-renewal by Montpelier Bermuda of certain contracts as well as reduced premiums on certain renewals.  Also contributing to the decrease in Montpelier Bermuda’s Property Catastrophe - Treaty gross premiums written was a reduction in reinstatement premiums written due to the low level of catastrophe losses experienced in 2013.

Gross premiums written by Montpelier Bermuda during 2012 totaled $480.5 million, an increase of $34.0 million, or 8%, as compared to 2011. This increase was driven by the Property Catastrophe - Treaty line of business, which experienced improved pricing in 2012 versus that experienced in 2011.  This improvement led to both additional property catastrophe writings and increased premiums on renewal business.

Montpelier Bermuda’s gross and net premiums written during the periods presented include amounts assumed from Montpelier at Lloyd’s as part of an inter-segment excess-of loss reinsurance agreement.  See “Corporate and Other” under this Item 7.

Net premiums written and earned by Montpelier Bermuda in 2013, 2012 and 2011 included increases due to reinstatements of $4.6 million, $10.5 million and $21.0 million, respectively.  The increases in reinstatement premiums recognized in 2012 and 2011, as compared to those recognized in 2013, were mainly attributable to 2012 windstorm Sandy and the 2011 Japan and New Zealand earthquakes.  The level of reinstatement premiums that Montpelier Bermuda may realize in future periods will be dependent upon the occurrence of future losses.

Reinsurance premiums ceded by Montpelier Bermuda in 2013, 2012 and 2011 were $75.8 million, $99.8 million and $78.4 million, respectively. Over the past few years, Montpelier Bermuda has established several private underwriting partnerships (in the form of property catastrophe quota share reinsurance treaties) with various third parties. These underwriting partnerships allow Montpelier Bermuda to: (i) write larger property catastrophe lines with preferred clients; (ii) recover a portion of its losses from events of all sizes, not just from those events that exceed a specified loss amount; and (iii) reduce its net acquisition costs. As a result of these private underwriting partnerships, any increases or decreases in Montpelier Bermuda’s gross Property-Catastrophe writings directly impact the amount of reinsurance premiums it cedes to third-parties pursuant to these arrangements.

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

Net Premiums Earned

Net premiums earned by Montpelier Bermuda in 2013, 2012 and 2011 were $359.2 million, $369.5 million and $378.0 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following tables summarize Montpelier Bermuda’s loss and LAE reserve movements for the years ended December 31, 2013, 2012 and 2011, and the composition of its gross loss and LAE reserves at December 31, 2013 and 2012:

	Year Ended December 31,
(Millions)	2013	2012	2011

Gross unpaid loss and LAE reserves - beginning	$728.2	$716.9	$583.1
Reinsurance recoverable on unpaid losses - beginning	(87.7)	(61.0)	(54.0)
Net unpaid loss and LAE reserves - beginning	640.5	655.9	529.1

Losses and LAE incurred:
Current year losses	123.7	205.4	421.8
Prior year losses	(106.7)	(45.9)	(48.0)
Total losses and LAE incurred	17.0	159.5	373.8

Losses and LAE paid and approved for payment	(185.3)	(174.9)	(247.0)

Net unpaid loss and LAE reserves - ending	472.2	640.5	655.9
Reinsurance recoverable on unpaid losses - ending	48.7	87.7	61.0

Gross unpaid loss and LAE reserves - ending	$520.9	$728.2	$716.9

	December 31,
(Millions)	2013	2012

Gross IBNR	$332.5	$432.1
Gross Case Reserves	188.4	296.1
Total gross unpaid loss and LAE reserves	$520.9	$728.2

Our best estimates of Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2013 and 2012, were $520.9 million and $728.2 million, respectively.  Montpelier Bermuda’s gross IBNR reserves, as a percentage of its total gross reserves, amounted to 64% and 59% as of December 31, 2013 and 2012, respectively.

Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2013 and 2012 include $8.4 million and $13.3 million, respectively, of losses assumed from Montpelier at Lloyd’s as a result of inter-segment excess-of-loss reinsurance arrangements.  These inter-segment reserves have been eliminated in our consolidated results.

We estimated Montpelier Bermuda’s gross and net loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Policies and Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in Montpelier Bermuda’s reserving process during the year ended December 31, 2013.

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011

Loss and LAE ratio - current year	34.4%	55.6%	111.6%
Loss and LAE ratio - prior year	(29.7)%	(12.4)%	(12.7)%

Loss and LAE ratio	4.7%	43.2%	98.9%

Current Year Loss and LAE events

During 2013 Montpelier Bermuda incurred $123.7 million in current year net losses and LAE.  There were no individually significant known loss events impacting Montpelier Bermuda during 2013, other than $17.5 million of net catastrophe losses incurred from flooding in Europe and Canada, and U.S. tornadoes.

During 2012 Montpelier Bermuda incurred $205.4 million in current year net losses and LAE.  There were no individually significant known loss events impacting Montpelier Bermuda during 2012, other than an $85.0 million net catastrophe loss associated with windstorm Sandy.

During 2011 Montpelier Bermuda incurred $421.8 million in current year net losses and LAE. The individually significant known loss events impacting Montpelier Bermuda during 2011 included the following:

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

Prior Year Loss and LAE development

During 2013 Montpelier Bermuda experienced $106.7 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•              2011 Japan earthquake ($10.1 million decrease),

•              2012 windstorm Sandy ($9.1 million decrease)

•              Casualty IBNR (excluding medical malpractice) recorded over several prior years ($8.4 million decrease),

•              IBNR reductions associated with medical malpractice business ($7.3 million decrease),

•              the settlement of several claims which occurred in 2007, 2010 and 2011 within the Property and Specialty Individual Risk line of business ($7.2 million decrease),

•              2011 catastrophes, excluding the Japan earthquake ($6.6 million decrease),

•              2004 and 2005 Hurricanes ($6.2 million decrease), and

•              a settlement associated with the 2010 Deepwater Horizon oil rig explosion and fire ($5.6 million decrease).

Additionally, claims reported to Montpelier Bermuda during 2013 indicated that IBNR for natural catastrophe and individual risk losses initially recorded during 2012 (other than those included in the foregoing) exceeded the extent of losses that actually occurred.  Consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $28.4 million and $4.1 million, respectively, for these classes of business.

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

•                  2005 hurricanes ($5.4 million decrease),

•                  2008 fire loss that settled below our attachment point ($2.6 million decrease),

•                  2010 individual risk losses ($2.4 million decrease), and

•                  2007 European Windstorm Kyrill and U.K. floods ($2.2 million decrease).

The remaining net favorable development on prior year loss reserves recognized during 2013, 2012 and 2011 related to several smaller adjustments made across multiple classes of business.

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

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier Bermuda’s prior year losses and LAE incurred also includes foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $3.8 million, $(1.3) million and $(3.0) million during 2013, 2012 and 2011, respectively.  Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier Bermuda’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
($ in millions)	2013	2012	2011

Acquisition costs	$34.4	$40.5	$53.6
Acquisition cost ratio	9.6%	11.0%	14.2%

General and administrative expenses	$39.3	$44.2	$37.9
General and administrative expense ratio	11.0%	12.0%	10.0%

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are accrued based on the estimated results of the subject contract, change as Montpelier Bermuda’s estimates of loss and LAE fluctuate.  Montpelier Bermuda pays profit commissions on certain assumed reinsurance contracts, and receives profit commissions on certain ceded reinsurance contracts. Only a few of Montpelier Bermuda’s assumed and ceded reinsurance contracts contain profit commission clauses, and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

During 2013 and 2012, profit commissions earned by Montpelier Bermuda in connection with its ceded reinsurance contracts exceeded profit commissions incurred in connection with its assumed reinsurance contracts by $9.0 million and $4.0 million, respectively. Net profit commissions incurred during 2011 were not significant.

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

The decreases in Montpelier Bermuda’s acquisition cost ratio from 2011 to 2013 were primarily the result of the increases in its ceding and profit commissions earned on ceded reinsurance during such period, as described above.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Millions)	2013	2012	2011

Operating expenses	$27.9	$30.9	$34.4
Incentive compensation expenses	11.4	13.3	3.5
General and administrative expenses	$39.3	$44.2	$37.9

Montpelier Bermuda’s operating expenses incurred during 2013 decreased, versus those incurred during 2012, primarily as a result of the re-allocation of certain risk management expenses from Montpelier Bermuda to Corporate and Other.  This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives.  Montpelier Bermuda’s operating expenses incurred during 2012 decreased, versus those incurred during 2011, primarily as a result of reductions in software depreciation and Bermuda payroll tax expenses.

Incentive compensation expenses recorded at Montpelier Bermuda consist of two independent components. The first component represents amounts that are not, or are no longer, dependent on Company performance and consist of: (i) Fixed RSUs (as defined on page 82 of this report) and Variable RSUs granted in prior years that have been effectively converted to Fixed RSUs because the performance goal has been formally achieved at a level that permits payout; and (ii) the portion of annual employee cash bonuses that is based on individual employee performance goals. The second component represents amounts that are entirely dependent on Company performance and consist of: (i) Variable RSUs in the Initial RSU Period; and (ii) the portion of annual employee cash bonuses that is based on Company performance.

The decrease in Montpelier Bermuda’s incentive compensation expenses during 2013, versus those of 2012, was primarily the result of its 2013 accruals being provided at a lower projected payout level than that of the prior year.  The increase in Montpelier Bermuda’s incentive compensation expenses during 2012, versus those of 2011, was the result of a significant improvement in the Company’s performance during 2012.

MONTPELIER AT LLOYD’S

Underwriting results for Montpelier at Lloyd’s for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
($ in millions)	2013	2012	2011

Gross premiums written	$235.2	$246.0	$233.5
Ceded reinsurance premiums	(23.0)	(15.9)	(29.5)
Net premiums written	212.2	230.1	204.0
Change in net unearned premiums	1.5	(12.8)	(9.5)
Net premiums earned	213.7	217.3	194.5

Loss and LAE - current year losses	(145.0)	(148.6)	(234.5)
Loss and LAE - prior year losses	39.1	41.0	38.3
Acquisition costs	(52.6)	(46.6)	(40.5)
General and administrative expenses	(36.5)	(38.2)	(28.0)
Underwriting income (loss)	$18.7	$24.9	$(70.2)

Loss and LAE ratio	49.6%	49.5%	100.9%
Acquisition cost ratio	24.6%	21.4%	20.8%
General and administrative expense ratio	17.1%	17.6%	14.4%

GAAP combined ratio	91.3%	88.5%	136.1%

Gross and Net Premiums Written

The following table summarizes Montpelier at Lloyds’ premium writings, by line of business, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
($ in millions)	2013		2012		2011

Property Catastrophe - Treaty	$4.7	2%	$10.9	4%	$33.1	14%
Property Specialty - Treaty	4.3	2	6.1	3	9.2	4
Other Specialty - Treaty	78.3	33	82.1	33	76.7	33
Property and Specialty Individual Risk	147.9	63	146.9	60	114.5	49

Gross premiums written	235.2	100%	246.0	100%	233.5	100%
Ceded reinsurance premiums	(23.0)		(15.9)		(29.5)
Net premiums written	$212.2		$230.1		$204.0

Gross premiums written by Montpelier at Lloyd’s during 2013 totaled $235.2 million, a decrease of $10.8 million, or 4%, as compared to 2012.  The largest decrease was within the Property Catastrophe - Treaty line of business, resulting from rate decreases and planned reductions in net catastrophe exposures.

Gross premiums written by Montpelier at Lloyd’s during 2012 totaled $246.0 million, an increase of $12.5 million, or 5%, as compared to 2011.  This increase was mainly driven by additional marine writings and increased premium on marine renewal business, each within the Property and Specialty Individual Risk line of business.  Offsetting this increase was a decrease in gross Property Catastrophe - Treaty premiums written due to: (i) a re-allocation of Property Catastrophe writings from the Montpelier at Lloyd’s segment to the Montpelier Bermuda segment; and (ii) a reduction in reinstatement premiums written during 2012, versus those written during 2011.

Gross and net premiums written and reinsurance premiums ceded during the periods presented include amounts assumed and ceded as part of inter-segment excess-of loss reinsurance agreements.  See “Corporate and Other” under this Item 7.

Net premiums written and earned by Montpelier at Lloyd’s in 2013, 2012 and 2011 included net increases (reductions) due to reinstatements of $(3.4) million, $2.6 million and $6.5 million, respectively.  The negative reinstatement premiums recognized during 2013 resulted from an increase in reinsurance recoveries associated with the 2012 Costa Concordia accident (which resulted in ceded reinstatement premiums).  The 2012 and 2011 reinstatement premiums were mainly attributable to 2012 windstorm Sandy and the 2011 Japan and New Zealand earthquakes.  The level of reinstatement premiums that Montpelier at Lloyd’s may realize in future periods will be dependent upon the occurrence of future losses.

Reinsurance premiums ceded by Montpelier at Lloyd’s in 2013, 2012 and 2011 were $23.0 million, $15.9 million and $29.5 million, respectively.  Montpelier at Lloyd’s purchases reinsurance in the normal course of its business in order to manage its exposures. The amount and type of reinsurance that Montpelier at Lloyd’s purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross exposures assumed during a particular period. Other factors affect Montpelier at Lloyds’ appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier at Lloyds’ reinsurance purchases to date have represented prospective cover; that is, reinsurance has been purchased to protect Montpelier at Lloyd’s against the risk of future losses as opposed to covering losses that have already occurred but have not been paid.  Montpelier at Lloyd’s purchases: (i) excess-of-loss reinsurance covering one or more lines of its business; and (ii) quota share reinsurance with respect to specific lines of its business.

Net Premiums Earned

Net premiums earned by Montpelier at Lloyd’s in 2013, 2012 and 2011 were $213.7 million, $217.3 million and $194.5 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following tables summarize Montpelier at Lloyds’ loss and LAE reserve movements for the years ended December 31, 2013, 2012 and 2011, and the composition of its gross loss and LAE reserves at December 31, 2013 and 2012:

	Year Ended December 31,
(Millions)	2013	2012	2011

Gross unpaid loss and LAE reserves - beginning	$354.0	$341.6	$166.4
Reinsurance recoverable on unpaid losses - beginning	(28.3)	(36.4)	(2.6)
Net unpaid loss and LAE reserves - beginning	325.7	305.2	163.8

Losses and LAE incurred:
Current year losses	145.0	148.6	234.5
Prior year losses	(39.1)	(41.0)	(38.3)
Total losses and LAE incurred	105.9	107.6	196.2

Net foreign currency translation movements on loss and LAE	6.1	12.0	(2.0)

Losses and LAE paid and approved for payment	(123.7)	(99.1)	(52.8)

Net unpaid loss and LAE reserves - ending	314.0	325.7	305.2
Reinsurance recoverable on unpaid losses - ending (1)	23.3	28.3	36.4

Gross unpaid loss and LAE reserves - ending (1)	$337.3	$354.0	$341.6

(1)         Montpelier at Lloyds’ ending reinsurance recoverable at December 31, 2013 and 2012 includes a recoverable from Montpelier Bermuda pursuant to an inter-segment reinsurance contract of $8.4 million and $13.3 million, respectively.  The effects of these inter-segment reinsurance contracts are eliminated in consolidation.

	December 31,
(Millions)	2013	2012

Gross IBNR	$198.4	$187.6
Gross Case Reserves	138.9	166.4
Total gross unpaid loss and LAE reserves (1)	$337.3	$354.0

(1)         Montpelier at Lloyds’ gross IBNR at December 31, 2013 and 2012 includes a recoverable from Montpelier Bermuda pursuant to an inter-segment reinsurance contract of $4.1 million and $8.8 million, respectively, and its gross case reserves at December 31, 2013 and 2012, includes a recoverable from Montpelier Bermuda pursuant to an inter-segment reinsurance contract of $4.3 million $4.5 million, respectively.  The effects of these inter-segment reinsurance contracts are eliminated in consolidation.

Our best estimates of Montpelier at Lloyds’ ending gross loss and LAE reserves at December 31, 2013 and 2012, were $337.3 million and $354.0 million, respectively.  Montpelier at Lloyds’ gross IBNR reserves, as a percentage of its total gross reserves, amounted to 59% and 53% as of December 31, 2013 and 2012, respectively.

We estimated Montpelier at Lloyds’ loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Policies and Estimates” contained in Item 7 herein. We did not make any significant changes in the assumptions or methodology used in Montpelier at Lloyds’ reserving process during the year ended December 31, 2013.

The following table presents Montpelier at Lloyds’ net loss and LAE ratios for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011

Loss and LAE ratio - current year	67.9%	68.4%	120.6%
Loss and LAE ratio - prior year	(18.3)%	(18.9)%	(19.7)%

Loss and LAE ratio	49.6%	49.5%	100.9%

Current Year Loss and LAE

During 2013 Montpelier at Lloyd’s incurred $145.0 million of current year net losses and LAE.  There were no individually significant known loss events affecting Montpelier at Lloyd’s during 2013.

During 2012 Montpelier at Lloyd’s incurred $148.6 million of current year net losses and LAE.  There were no individually significant known loss events impacting Montpelier at Lloyd’s during 2012, other than a $17.8 million net catastrophe loss associated with windstorm Sandy.

During 2011 Montpelier at Lloyd’s incurred $234.5 million of current year net losses and LAE. The individually significant known loss events impacting Montpelier at Lloyds during 2011 included: (i) $45.0 million of net losses from the Japan and New Zealand earthquakes; and (ii) $29.7 million in net losses from flooding in Thailand.

Most of the remaining current year loss and LAE incurred during 2013, 2012 and 2011 related to claims and events that had been incurred during those years but had not yet been reported to us.

Prior Year Loss and LAE development

During 2013 Montpelier at Lloyd’s experienced $39.1 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                      2012 non-catastrophe individual risk losses ($12.4 million decrease),

•                      2011 non-catastrophe individual risk losses ($11.0 million decrease), and

•                      2012 natural catastrophes ($4.1 million decrease, which is net of a $3.0 million increase in connection with windstorm Sandy).

During 2012 Montpelier at Lloyd’s experienced $41.0 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  2011 catastrophe losses relating to Thai floods and other events ($16.9 million decrease), and

•                  three individual risk losses incurred at Montpelier at Lloyd’s during 2008 and 2011 ($5.3 million decrease).

During 2011 Montpelier at Lloyd’s experienced $38.3 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  2010 non-catastrophe property losses ($15.4 million decrease),

•                  2010 marine losses ($3.8 million decrease), and

•                  2010 Australian flood losses ($3.6 million decrease).

In addition to the loss reserve movements referred to above, Montpelier at Lloyds’ prior year loss development also related to movements associated with reserves established in prior years in order to provide for claims and events that had been incurred in that year but had not yet been reported to us. These reserves were originally recorded by Montpelier at Lloyd’s largely on the basis of historical loss rates, industry data and actuarial judgment and experience as opposed to information received from cedants, brokers and other customers.  As prior underwriting years have matured, Montpelier at Lloyd’s has increased its reliance on the loss data it has received and, as a result, has adjusted its estimates of ultimate losses accordingly.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier at Lloyds’ prior year losses and LAE incurred also includes foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $(1.4) million, $5.3 million and $2.7 million during 2013, 2012 and 2011, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier at Lloyds’ losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier at Lloyds’ loss and LAE reserves include foreign currency translation gains (losses) of $(6.1) million, $(12.0) million and $2.0 million during 2013, 2012 and 2011, respectively. Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier at Lloyds’ net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its underwriting results or its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier at Lloyds’ underwriting expenses for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
($ in millions)	2013	2012	2011

Acquisition costs	$52.6	$46.6	$40.5
Acquisition cost ratio	24.6%	21.4%	20.8%

General and administrative expenses	$36.5	$38.2	$28.0
General and administrative expense ratio	17.1%	17.6%	14.4%

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier at Lloyds’ estimates of loss and LAE fluctuate and are accrued based on the estimated results of the subject contract.  Profit commissions totaled $3.4 million, $1.1 million and $2.7 million during 2013, 2012 and 2011, respectively.

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

Montpelier at Lloyds’ acquisition costs and acquisition cost ratios have increased from 2011 to 2013, primarily as a result of changes in the mix of the business it writes.  Montpelier at Lloyds’ marine, pro-rata engineering and casualty writings, which have also increased during such periods, are subject to higher acquisition cost ratios than most of the other business it writes. The changes in profit commissions noted above also contributed to the increase in the acquisition cost ratio from 2012 to 2013, and partially offset the increase from 2011 to 2012.

The following table summarizes Montpelier at Lloyds’ general and administrative expenses during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Millions)	2013	2012	2011

Operating expenses	$26.7	$28.5	$25.9
Incentive compensation expenses	9.8	9.7	2.1
General and administrative expenses	$36.5	$38.2	$28.0

Montpelier at Lloyds’ operating expenses incurred during 2013 decreased, versus those incurred during 2012, due primarily to a non-recurring third-party management fee recorded in 2012.  Montpelier at Lloyds’ 2012 operating expenses were higher than those incurred in 2011, due to: (i) the 2012 non-recurring management fee; and (ii) ongoing increases in consulting and other professional services associated with Solvency II and other initiatives.

Incentive compensation expenses recorded at Montpelier at Lloyd’s consist of two independent components. The first component represents amounts that are not, or are no longer, dependent on Company performance and consist of: (i) Fixed RSUs and Variable RSUs granted in prior years that have been effectively converted to Fixed RSUs because the performance goal has been formally achieved at a level that permits payout; and (ii) the portion of annual employee cash bonuses that is based on individual employee performance goals. The second component represents amounts that are entirely dependent on Company performance and consist of: (i) Variable RSUs in the Initial RSU Period; and (ii) the portion of annual employee cash bonuses that is based on Company performance.

The increase in Montpelier at Lloyds’ incentive compensation expenses during 2013, versus those of 2012, was primarily the result of additional incentive costs associated with new personnel which more than offset the benefit of its 2013 accruals being provided at a lower projected payout level than that of the prior year.  The increase in Montpelier at Lloyds’ incentive compensation expenses during 2012, versus those of 2011, was the result of a significant improvement in the Company’s performance during 2012.

COLLATERALIZED REINSURANCE

Underwriting results for the Collateralized Reinsurance segment, which we launched in 2012, were as follows for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2013	2012

Gross premiums written	$39.8	$2.4
Ceded reinsurance premiums	(3.0)	—
Net premiums written	36.8	2.4
Change in net unearned premiums	(10.6)	—
Net premiums earned	26.2	2.4

Loss and LAE	(2.2)	—
Acquisition costs	(3.2)	(0.1)
General and administrative expenses	(3.5)	(1.7)
Underwriting income	$17.3	$0.6

Loss and LAE ratio	8.4%	—%
Acquisition cost ratio	12.2%	4.2%
General and administrative expense ratio	13.4%	70.9%
GAAP combined ratio	34.0%	75.1%

Gross premiums written by the Collateralized Reinsurance segment totaled $39.8 million and $2.4 million during the years ended December 31, 2013 and 2012, respectively. The increase in gross premiums written during 2013, as compared to those written in 2012, reflects the additional capital deployed into Blue Water Re by the BCGR Listed Fund and the BCAP Cell.  BCRH and its subsidiaries, which commenced their operations in November 2013, did not write any reinsurance premiums during 2013.

Net premiums written and earned by the Collateralized Reinsurance segment included reinstatement premiums of $0.3 million attributable to U.S. weather events that occurred during 2013. The level of reinstatement premiums that the Collateralized Reinsurance segment may realize in future periods will be dependent upon the occurrence of future losses; however, any such reinstatement premiums are not expected to be material.

All premiums written within the Collateralized Reinsurance segment relate to the Property Catastrophe - Treaty line of business.

During 2013 the Collateralized Reinsurance segment ceded $3.0 million of premium to third-party reinsurers.  The Collateralized Reinsurance segment purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that the Collateralized Reinsurance segment purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect the Collateralized Reinsurance segment’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

Net premiums earned at the Collateralized Reinsurance segment during the years ended December 31, 2013 and 2012 were $26.2 million and $2.4 million, respectively.  Premiums earned are primarily a function of the amount and timing of net premiums previously written.

Losses and LAE incurred and paid by the Collateralized Reinsurance segment totaled $2.2 million and $1.6 million, respectively, during the year ended December 31, 2013, all of which related to U.S. weather events that occurred during 2013.  Gross and net unpaid loss and LAE reserves totaled $0.6 million at December 31, 2013. The Collateralized Reinsurance segment did not incur or pay any losses during 2012.

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.

The Collateralized Reinsurance segment incurred $3.5 million and $1.7 million of general and administrative expenses during 2013 and 2012, respectively. The Collateralized Reinsurance segment’s general and administrative expenses have consisted primarily of third-party legal and consulting costs, as well as internal personnel costs.

MUSIC RUN-OFF

On December 31, 2011, we completed the MUSIC Sale. Since Montpelier Re has either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, our former and future operations associated with MUSIC do not constitute a “discontinued operation” in accordance with GAAP.  The cash flows that Montpelier Re has retained pursuant to the MUSIC Sale, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, will continue to be presented within the MUSIC Run-Off segment.  See “MUSIC Sale Considerations” contained in Item 1 herein.

Underwriting results for the MUSIC Run-Off segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
($ in millions)	2013		2012	2011

Gross premiums written	$0.5		$2.5	$59.7
Ceded reinsurance premiums	—		—	(7.8)
Net premiums written	0.5		2.5	51.9
Change in net unearned premiums	—		24.8	(1.7)
Net premiums earned	0.5		27.3	50.2

Loss and LAE	(1.4)		(19.3)	(42.1)
Acquisition costs	(0.3)		(9.4)	(11.3)
General and administrative expenses	—		—	(8.7)
Underwriting loss	$(1.2)		$(1.4)	$(11.9)
Loss and LAE ratio	n/m	%	70.7%	83.8%
Acquisition cost ratio	n/m	%	34.4%	22.5%
General and administrative expense ratio	—%		—%	17.3%
GAAP combined ratio	n/m	%	105.1%	123.6%

n/m - not meaningful

Premiums written and earned

During 2013 and 2012 Montpelier Re assumed $0.5 million and $2.5 million of MUSIC’s premium writings, respectively, which represented: (i) policies bound by MUSIC in 2012 with an effective date on or prior to December 31, 2011; and (ii) additional audit premiums relating to policies written on or prior to December 31, 2011.  During 2011, MUSIC wrote $59.7 million of gross premiums on a direct basis.

All premiums written and assumed within the MUSIC Run-Off segment relate to the Property and Specialty Individual Risk line of business.

Montpelier Re may be required to assume additional MUSIC premium writings in future periods, but we do not expect such additional writings to be significant.

The MUSIC Run-Off segment has not ceded any reinsurance premiums subsequent to the MUSIC Sale.  During 2011, MUSIC purchased excess-of-loss reinsurance covering MUSIC’s property and casualty exposures, and also ceded premiums to Montpelier at Lloyd’s as part of an inter-segment excess-of-loss reinsurance agreement.  See “Corporate and Other” under this Item 7.

Net premiums earned by the MUSIC Run-Off segment in 2013, 2012 and 2011 were $0.5 million, $27.3 million, and $50.2 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

As of December 31, 2013 and 2012, we had no remaining unearned premiums associated with the MUSIC Sale.

Loss and LAE Reserve Movements

The following tables summarize the loss and LAE reserve movements of the MUSIC Run-Off segment for the years ended December 31, 2013, 2012 and 2011, and the composition of its gross loss and LAE reserves at December 31, 2013 and 2012:

	Year Ended December 31,
(Millions)	2013	2012	2011

Gross unpaid loss and LAE reserves - beginning	$43.5	$38.3	$35.1
Reinsurance recoverable on unpaid losses - beginning	—	—	(5.8)
Net unpaid loss and LAE reserves - beginning	43.5	38.3	29.3

Losses and LAE incurred:
Current year losses	—	19.8	45.1
Prior year losses	1.4	(0.5)	(3.0)
Total losses and LAE incurred	1.4	19.3	42.1

Losses and LAE paid and approved for payment	(13.7)	(14.1)	(18.3)

Net loss and LAE reserves sold pursuant to the MUSIC Sale	—	—	(14.8)

Net unpaid loss and LAE reserves - ending	31.2	43.5	38.3
Reinsurance recoverable on unpaid losses - ending	—	—	—

Gross unpaid loss and LAE reserves - ending (1)	$31.2	$43.5	$38.3

(1)         The MUSIC Run-Off segment’s ending loss and LAE reserves during the years presented represent MUSIC’s losses and LAE that were assumed by Montpelier Re under the MUSIC Quota Share.  These loss and LAE reserves have historically been, and will continue to be, reported within the MUSIC segment as opposed to the Montpelier Bermuda segment.

	December 31,
(Millions)	2013	2012

Gross IBNR	$23.0	$33.5
Gross Case Reserves	8.2	10.0
Total gross unpaid loss and LAE reserves	$31.2	$43.5

Our best estimates of MUSIC Run-Off’s ending gross loss and LAE reserves at December 31, 2013 and 2012, were $31.2 million and $43.5 million, respectively.  We estimated the MUSIC Run-Off segment’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Policies and Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in the MUSIC Run-Off segment’s reserving process during the year ended December 31, 2013.

The following table presents MUSIC Run-Off’s net loss and LAE ratios for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012	2011

Loss and LAE ratio - current year	n/m	%	72.5%	89.8%
Loss and LAE ratio - prior year	n/m	%	(1.8)%	(6.0)%

Loss and LAE ratio	n/m	%	70.7%	83.8%

n/m - not meaningful

Current year net losses incurred during the years presented primarily represented IBNR as there were no individually significant loss events experienced within the MUSIC Run-Off segment during those periods. Current year losses incurred by MUSIC during 2011 further reflected $3.5 million of net losses resulting from U.S. storms occurring in 2011.

MUSIC experienced $3.0 million of favorable prior year loss reserve development during 2011, which related primarily to MUSIC’s casualty classes of business.  The MUSIC Run-Off segment did not experience a significant amount of prior year loss reserve development during 2013 or 2012.

Underwriting Expenses

The following table summarizes the underwriting expenses of the MUSIC Run-Off segment for the years ended 2013, 2012 and 2011:

	Year Ended December 31,
($ in millions)	2013		2012	2011

Acquisition costs	$0.3		$9.4	$11.3
Acquisition cost ratio	n/m	%	34.4%	22.5%

General and administrative expenses	$—		$—	$8.7
General and administrative expense ratio	—%		—%	17.3%

The significant increase in the MUSIC Run-Off segment’s acquisition cost ratio for 2012, versus that for 2011, was due to the ceding commission (the “MUSIC Ceding Commission”) associated with the business that we assumed from Selective in connection with the MUSIC Sale. The MUSIC Ceding Commission was designed to reimburse Selective for its general and administrative costs incurred in support of the business it cedes to us.  As a result, the MUSIC Run-Off segment did not incur any general and administrative expenses in 2013 or 2012 and is not expected to incur any such costs in future periods.

Prior to the MUSIC Sale, the MUSIC Run-Off segment’s acquisition cost ratio consisted of commissions, premium taxes, excise taxes and profit commissions and its general and administrative expenses consisted of: (i) salaries, employee benefits, incentive compensation and premises expenses; and (ii) inter-segment allocations of information technology and other centrally-managed expenses.

At the time of the MUSIC Sale, MUSIC had 44 employees, all of whom were retained by Selective.

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate holding and service companies and inter-segment eliminations relating to inter-segment reinsurance and service charges, is not considered to be an operating segment of our business.  The underwriting losses generated by Corporate and Other principally reflect general and administrative expenses incurred in support of the Company’s various operating companies.

The Corporate and Other results for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
(Millions)	2013	2012	2011

Gross premiums written	$1.1	$3.9	$(14.2)
Ceded reinsurance premiums	(1.1)	(3.9)	14.2
Net premiums written	—	—	—
General and administrative expenses	(39.9)	(32.1)	(24.0)
Underwriting loss	$(39.9)	$(32.1)	$(24.0)

The gross premiums written and ceded reinsurance premiums presented within Corporate and Other represent the elimination of inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s and, for 2011, between MUSIC Run-Off and Montpelier at Lloyd’s.

The gross and net premiums associated with these inter-segment arrangements during the years presented were as follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$(1.1)	$—	$(1.1)	$(3.9)	$—	$(3.9)
Montpelier at Lloyd’s	—	1.1	1.1	—	3.9	3.9
Total inter-segment premiums	$(1.1)	$1.1	$—	$(3.9)	$3.9	$—

	Year Ended December 31, 2011
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$13.0	$—	$13.0
Montpelier at Lloyd’s	1.2	(13.0)	(11.8)
MUSIC Run-Off	—	(1.2)	(1.2)
Total inter-segment premiums	$14.2	$(14.2)	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Millions)	2013	2012	2011

Operating expenses	$22.5	$18.4	$19.5
Incentive compensation expenses	17.4	13.7	4.5
General and administrative expenses	$39.9	$32.1	$24.0

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company.

Operating expenses incurred during 2013 increased over those of the 2012 primarily as a result of the re-allocation of certain risk management expenses from Montpelier Bermuda to Corporate and Other.  This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives. Operating expenses incurred during 2012 decreased, versus those of 2011, primarily as a result of reductions in software depreciation.

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

The increase in Corporate and Other’s incentive compensation expenses during 2013, versus those of 2012, was due to: (i) a greater number of outstanding RSUs attributable to Corporate and Other activities due, in part, to Mr. Harris’ revised Service Agreement; and (ii) the acceleration of the vesting of Mr. Busher’s outstanding RSUs awards in connection with his retirement. See Note 9 of the Notes to Consolidated Financial Statements. These items more than offset the impact of  the 2013 incentives being provided at a lower projected payout level than that of the prior year.  The increase in Corporate and Other’s incentive compensation expenses during 2012, versus those of 2011, was the result of a significant improvement in the Company’s performance during 2012.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
($ in millions)	2013	2012	2011

Investment income	$72.6	$73.4	$74.3
Investment expenses	(8.6)	(6.3)	(5.6)
Net investment income	64.0	67.1	68.7
Net realized investment gains (losses)	(1.7)	56.7	34.6
Net unrealized investment gains (losses)	(47.5)	25.7	(8.4)
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	2.0	(3.9)	1.4
Credit Derivatives	(16.9)	(0.4)	(4.9)
Interest Rate Contracts	5.0	2.7	(7.5)
Investment Options and Futures	(3.7)	(0.3)	2.8
Net foreign currency transaction gains (losses) - investing activities	(4.3)	2.3	(3.5)
Total return on cash and investments ($)	$(3.1)	$149.9	$83.2

Weighted average investment portfolio including cash	$3,088	$3,013	$2,856
Investment return on cash and investments (%)	(0.1)%	5.2%	3.0%

Weighted average investment portfolio including cash, as adjusted (1)	$2,899	$2,987	$2,856
Investment return on cash and investments, as adjusted (%) (1)	(0.1)%	5.2%	3.0%

(1)         Our weighted average investment portfolio and investment return calculations, as adjusted, exclude the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment, which totaled $394.9 million and $72.5 million at December 31, 2013 and 2012, respectively.  These assets generate virtually no investment income and the return on these invested assets is represented within the underwriting results of our Collateralized Reinsurance segment.

Our total return on cash and investments for 2013 was significantly lower than that of 2012, due primarily to net realized and unrealized investment losses and investment-related derivative losses experienced in 2013, versus net gains experienced in 2012. Our total return on cash and investments for 2012 was higher than that of 2011, due primarily to higher net realized and unrealized investment gains experienced in 2012.

The amount of investment income we earned in 2013 was consistent with that of 2012, when considering the weighted average value of the investment portfolio during such periods. Despite a higher average investment portfolio balance in 2012, our investment income declined from 2011 to 2012, due mainly to continual declines in market interest rates experienced during that period.

Investment expenses incurred during 2013 were higher than those incurred during 2012 due to changes in the allocation of invested balances among investment managers. Investment expenses incurred during 2012 were higher than those incurred during 2011 due to: (i) an increase in the weighted average value of the portfolio; and (ii) changes in the allocation of invested balances among investment managers.

During 2013 we recognized $60.6 million in net realized and unrealized losses from our fixed maturity portfolio, $7.2 million in net realized and unrealized gains from our equity portfolio and $4.2 million in net realized and unrealized gains from our other investments. The fixed maturity net losses we experienced during 2013 were largely the result of an abrupt increase in market interest rates at mid-year. The equity portfolio net gains we experienced during 2013 followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that the majority of our equity securities were purchased mid-year.  The other investment net gains we experienced during 2013 related primarily to the overall performance of the various limited partnership investments we own.

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

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net losses from investment-related derivative instruments during 2013, 2012 and 2011 were $13.6 million, $1.9 million and $8.2 million, respectively.  Each of our derivative instruments, as well as the income and loss derived therefrom, are described in Note 7 of the Notes to Consolidated Financial Statements.

During 2013, 2012 and 2011, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $(4.3) million, $2.3 million and $(3.5) million, respectively. These foreign currency transaction gains and losses represent foreign currency fluctuations in the value of our non-U.S. dollar managed cash and investments.

Our investments classified as Level 3 (as defined in GAAP) as of December 31, 2013 and 2012 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.  Our Level 3 investments measured at fair value represented 1.1% ($28.6 million), 4.5% ($124.3 million) and 3.3% ($83.7 million) of our total invested assets measured at fair value as of December 31, 2013, 2012 and 2011, respectively.  During 2013 we transferred most of our bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case.  We also increased our reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

Net Foreign Currency Losses

The following table summarizes the components of our consolidated net foreign currency gains (losses) for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Millions)	2013	2012	2011

Net foreign currency transaction gains (losses) - investing activities	$(4.3)	$2.3	$(3.5)
Net foreign currency transaction losses - other activities	(11.6)	(15.1)	(1.7)
Net foreign currency losses	$(15.9)	$(12.8)	$(5.2)

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign currency transaction gains (losses) we experienced in connection with our investing activities during the years presented.

The net foreign currency transaction gains (losses) we experienced in connection with our other activities represent net foreign currency gains and losses resulting from: (i) Montpelier Bermuda’s premiums receivable that are denominated in currencies other than the U.S. dollar (Montpelier Bermuda’s functional currency); and (ii) Montpelier at Lloyds’ assets and liabilities that are denominated in currencies other than the British pound (Montpelier at Lloyds’ functional currency), including those denominated in U.S. dollars. These net transaction gains and losses do not include: (i) fluctuations associated with Montpelier Bermuda’s and Montpelier at Lloyds’ losses and LAE, which we record as favorable or unfavorable loss reserve development; (ii) the income or loss associated with those Foreign Exchange Contracts we enter into in order to mitigate the financial effects of certain foreign currency exchange rate fluctuations, see “Net Income (Loss) From Derivative Instruments”; and (iii) any offsetting foreign currency translation gains and losses we recognize through our comprehensive income or loss associated with Montpelier at Lloyds’ assets and liabilities that are denominated in U.S. dollars.

The net foreign currency transaction losses we experienced during the years presented associated with our other activities was primarily due to a strengthening (weakening) of the U.S. dollar against the British pound, the European Union euro, the Japanese yen and the New Zealand dollar, during such periods.

Net Income (Loss) from Derivative Instruments

The following table presents our consolidated net income (loss) from derivative instruments during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Millions)	2013	2012	2011

Foreign Exchange Contracts - underwriting activities	$(4.5)	$7.5	$5.7
Foreign Exchange Contracts - investing activities	2.0	(3.9)	1.4
Credit Derivatives	(16.9)	(0.4)	(4.9)
Interest Rate Contracts	5.0	2.7	(7.5)
Investment Options and Futures	(3.7)	(0.3)	2.8
UST Contract	—	0.6	—
LIBOR Swap	0.4	(2.2)	—
Outward ILW Swaps	(7.6)	(0.8)	(0.7)
Inward ILW Swaps	—	—	0.1

Net income (loss) from derivative instruments	$(25.3)	$3.2	$(3.1)

See Note 7 of the Notes to Consolidated Financial Statements for a description of each of our derivative instruments.

Gain on MUSIC Sale

On December 31, 2011, we completed the MUSIC Sale, received total proceeds of $54.9 million therefrom and recorded a gain on the sale of $11.1 million, which is net of $1.0 million in expenses related to the transaction.

Other Revenues

The following table summarizes our consolidated other revenues for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Millions)	2013	2012	2011

Gain (loss) on sale of PUAL	$0.4	$(0.5)	$—
Services provided to third parties	—	1.0	0.5
Revenue from the Loss Development Cover	—	0.2	—
Interest on funds advanced	—	0.1	—
Other revenues	$0.4	$0.8	$0.5

Our other revenues are comprised of: (i) amounts recorded in connection with the sale of PUAL; (ii) revenues derived from services provided to third parties consisting of third-party commissions formerly earned by PUAL, transitional services provided to Selective in connection with the MUSIC Sale and advisory fees and royalties earned from providing catastrophe modeling services and technology to third parties; (iii) recognition of the proceeds from the Loss Development Cover; and (iv) interest on funds advanced to ceding companies to cover losses in accordance with contract terms.

In connection with the sale of PUAL, we received a note from the buyer in which the repayment of principal and interest was contingent on the future performance of that company.  Due to the contingencies surrounding the note at the time of sale in 2012, we assigned no value to it and recognized a loss on the sale of PUAL of $0.5 million.  Based on the performance of the note to-date, as well as our outlook for the future performance of the note, we recognized the full value of the note during 2013 and recorded a $0.4 million gain on the sale of PUAL.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Millions)	2013	2012	2011

Interest expense and amortization of discount and issuance costs - 2022 Senior Notes	$14.4	$3.4	$—
Interest expense and amortization of issuance costs - 2013 Senior Notes	—	11.7	14.0
Interest expense - Trust Preferred Securities	4.1	4.3	5.3
Letter of credit and trust fees	0.3	1.0	1.3
Interest and other financing expenses	$18.8	$20.4	$20.6

We issued the 2022 Senior Notes on October 5, 2012, and the majority of the net proceeds were used to redeem the 2013 Senior Notes on November 5, 2012.  The annual interest expense in respect of the 2022 Senior Notes is consistent with that in respect of the 2013 Senior Notes.

In 2012 we incurred $1.2 million of incremental interest expense during the one-month period in which both debt issuances were outstanding (which constituted the redemption notice period we were required to provide to holders of the 2013 Senior Notes).

Excluding the incremental interest associated with the issuance of the 2022 Senior Notes described above, our interest and other financing expenses decreased during 2012, as compared to 2011. This reduction was mainly due to: (i)  the interest rate on our $100.0 million of capital securities (the “Trust Preferred Securities”) moving from an 8.55% per annum fixed rate to a floating rate, effective March 30, 2011 (see Note 6 of the Notes to Consolidated Financial Statements); and (ii) continual reductions in letter of credit fees experienced since 2010 as a result of the Reinsurance Trust replacing letter of credit facilities that we allowed to expire in accordance with their terms.

Underwriting Discount and Structuring Fees Associated With The BCRH IPO

In connection with the IPO, we: (i) reimbursed BCRH for the underwriting discount it incurred, which was equal to 5% of the gross proceeds it received from third parties ($6.2 million); and (ii) paid a structuring fee to a third-party equal to 1% of the gross proceeds BCRH received from third parties ($1.3 million).

Loss on Early Extinguishment of Debt

On November 5, 2012, we fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date. In connection with the redemption of the 2013 Senior Notes, we recorded a loss on early extinguishment of debt of $9.7 million.

Other Expenses

During 2013 we recorded a $0.6 million provision for future expense associated with the Loss Development Cover.

Income Tax Benefit (Provision)

We are domiciled in Bermuda and have subsidiaries that are domiciled in the U.K. and the U.S. At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 31, 2035.

During 2013 we recorded a net tax benefit of $0.1 million, consisting of a current tax benefit of $0.3 million and a deferred tax provision of $0.2 million.  During 2012 we recorded a net tax provision of $0.3 million, consisting of a current tax provision of $0.8 million and a deferred tax benefit of $0.5 million.  During 2011 we recorded a deferred tax benefit of $0.6 million.

The movements in our income tax provisions during the years presented herein were associated primarily with our U.K. operations.  The pretax income associated with each of our U.K. entities is generally taxable unless: (i) that entity has prior year net operating losses that may be utilized to fully or partially offset its current income tax liability; or (ii) another entity within our U.K. group of companies experiences a current year pretax loss which is eligible to be used to fully or partially offset any other entity’s current income tax liability (“Group Relief”).

During 2013 and 2011, we were able to utilize cumulative net operating losses and Group Relief to either partially or fully offset our current income liabilities for those years.  During 2012 each of the entities within our U.K. group generated pretax income so we were unable to utilize Group Relief to offset our current income tax liabilities for that year.

During 2013, 2012 and 2011, our Bermuda operations generated income (loss) before income taxes of $205.3 million, $232.2 million and $(105.5) million, respectively.

During 2013, 2012 and 2011, our U.K. operations generated income (losses) before income taxes of $4.6 million, $(4.4) million and $(18.0) million, respectively, and certain of these operations are currently in a net operating loss position.  Due to the uncertainty at this time as to whether certain of these operations will generate sufficient taxable income in future periods to utilize the resulting U.K. gross deferred tax assets, we have established offsetting valuation allowances against the majority of these assets.

During 2013, 2012 and 2011, our U.S. operations generated income before income taxes of $0.6 million, $0.1 million and $7.7 million, respectively, and are currently in a cumulative net operating loss position.  Due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established offsetting valuation allowances against each of our existing U.S. gross deferred tax assets.

Net Income Attributable to Non-Controlling Interests

The following table summarizes the net income attributable to non-controlling interests during 2013:

(Millions)	Year Ended December 31, 2013

Income attributable to third-party investments in the BCGR Cell	$6.6
Loss attributable to third-party investments in BCRH	(0.5)
Net income attributable to non-controlling interests	$6.1

Dividends Declared on Preferred Shares

During 2013 and 2012 we declared $13.3 million in cash dividends on our Preferred Shares.  During 2011 we declared $9.1 million in cash dividends on our Preferred Shares for the interim period during which the Preferred Shares were outstanding for that year.

III.  Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to holders of Preferred Shares and Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating and holding companies. See Note 13 of the Notes to Consolidated Financial Statements. We currently pay a regular dividend of $0.125 per Common Share per quarter and our Preferred Shares have a stated dividend rate of 8.875% per year. Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income, sales and maturities of investments and reinsurance recoveries.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, ceded reinsurance, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of December 31, 2013, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 2.2 years (inclusive of our fixed maturity derivative and short positions).  If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

As of December 31, 2013, our sources of immediate and unencumbered liquidity consisted of: (i) $336.9 million of cash and cash equivalents; (ii) $181.5 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $124.4 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.  We also believe that we have additional liquidity within our portfolio of equity securities, whose proceeds are available within four business days.

We do not currently have a revolving credit facility because we anticipate that our current cash and cash equivalent balances, our capacity to raise additional cash through sales and maturities of investments and our projected future cash flows from operations will be sufficient to cover our cash obligations under most loss scenarios through the foreseeable future.

Capital Resources

The following table summarizes our capital structure as of December 31, 2013 and 2012:

	December 31,
(Millions)	2013	2012

2022 Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total Debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,492.1	1,479.4

Total Capital available to the Company	$2,042.1	$2,029.4

Our total capital increased by $12.7 million during 2013 as a result of our recording comprehensive income available to the Company of $205.4 million, recognizing $12.6 million of additional paid-in capital through the amortization and issuance of share-based compensation, declaring $37.3 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $168.0 million of Common Shares.

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

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are more unfavorable to us, our existing shareholders and our debtholders than those contained within our current capital structure. More specifically, any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of our Common and Preferred Shares and could be dilutive to our existing holders of these equity securities.  Further, if we cannot obtain adequate capital on favorable terms or otherwise, our business, financial condition and operating results could be adversely affected.

Letter of Credit Facilities and Trusts

In the normal course of our business, we maintain letter of credit facilities and trust arrangements as a means of providing collateral and/or statutory credit to certain of our constituents. These facilities and arrangements are secured by collateral accounts and trusts  containing cash, cash equivalents and investment securities.

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of December 31, 2013 and December 31, 2012, our debt to capital ratio (which, as defined in such agreements, is the amount of our senior unsecured debt outstanding divided by the sum of: (i) the amount of our senior unsecured debt outstanding; and (ii) the amount of our total shareholders’ equity available to the Company, expressed as a percentage) was 15.4% and 15.5%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook) as of both dates.

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

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2013:

Millions	Due in One Year or Less	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total

Loss and LAE reserves	$318.0	$337.2	$128.6	$97.8	$881.6
Debt	—	—	—	400.0	400.0
Interest and other financing expenses	19.1	38.1	38.1	139.3	234.6
Letter of credit fees	1.0	—	—	—	1.0
Non-cancellable operating leases	5.1	8.3	2.0	0.1	15.5
Unfunded investment commitments	4.9	—	—	—	4.9
Total contractual obligations and commitments	$348.1	$383.6	$168.7	$637.2	$1,537.6

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

Our letter of credit facilities are cancellable upon one-years’ notice and are assumed to have been cancelled on December 31, 2013.

Our non-cancellable operating lease obligations presented represent the actual terms of those arrangements.

Our unfunded commitments to invest $4.9 million into two separate private investment funds are assumed to be fully funded during 2014.

Regulation and Capital Requirements

Our holding company and insurance and reinsurance operations are subject to regulation and capital requirements established by supervisors in multiple jurisdictions.  See Note 13 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the Loss Development Cover each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of December 31, 2013, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

We experienced a net increase (decrease) in our cash and cash equivalents of $218.4 million, $(9.5) million and $108.0 million during 2013, 2012 and 2011, respectively.

We generated $120.2 million, $200.8 million and $166.8 million of net cash from our operations, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses and operating expenses paid.

Our investment activities provided (used) net cash and cash equivalents of $70.0 million, $(128.9) million and $(84.2) million during 2013, 2012 and 2011, respectively. The cash and cash equivalents provided from our investment activities during 2013 resulted primarily from net sales of investment securities, whose proceeds were used to pay loss and LAE reserves and to fund repurchases of Common Shares. The cash and cash equivalents used for our investment activities during 2012 resulted primarily from net purchases of investment securities, representing the initial deployment of the net proceeds raised from the issuance of the 2022 Senior Notes and a lower level of Common Share repurchases. The cash and cash equivalents used for our investment activities during 2011 resulted primarily from net purchases of investment securities representing the initial deployment of the proceeds from the issuance of the Preferred Shares.

Our financing activities provided (used) net cash and cash equivalents of $29.9 million, $(86.8) million and $26.7 million during 2013, 2012 and 2011, respectively.  Our financing cash flows are largely dependent on our Common Share repurchase activities from year-to-year.  In addition, our financing cash flows in 2013 and 2011 benefitted from the receipt of third-party investments in non-controlling interests and from the proceeds from the issuance of the Preferred Shares, respectively.

Detailed information regarding our cash flows for the years ended December 31, 2013, 2012 and 2011, follows:

For the Year Ended December 31, 2013

Our cash flows provided from operations totaled $120.2 million.

Our cash flows provided from investing activities totaled $70.0 million, resulting from the following:

•                  we received $137.2 million from net sales and maturities of fixed maturity investments,

•                  we received $21.9 million from net sales of equity securities and other investments,

•                  we paid $18.1 million in settlements of investment-related derivative instruments,

•                  we had a $63.4 million increase in our restricted cash,

•                  we paid $6.4 million in investment performance fees, and

•                  we paid $1.2 million to acquire capitalized assets.

Our cash flows provided from financing activities totaled $29.9 million, resulting from the following:

•                  we paid $171.4 million to repurchase Common Shares,

•                  we received $238.8 million in net third-party investments in non-controlling interests, and

•                  we paid $37.5 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $1.7 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign currency rate fluctuations.

For the Year Ended December 31, 2012

Our cash flows provided from operations totaled $200.8 million.

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

We also experienced a $5.4 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign currency rate fluctuations.

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

We also experienced a $1.3 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign currency rate fluctuations.

Cash and Cash Equivalents Held by Our U.K. and U.S. Subsidiaries

As of December 31, 2013, we held total cash and cash equivalents of $549.2 million.  Of this amount, $517.6 million was held in Bermuda, $28.0 million was held in the U.K., $3.5 million was held in the U.S. and $0.1 million was held in Switzerland.

We have no current intention, or need, to repatriate any cash or cash equivalents from our U.K., U.S. or Swiss operations to Bermuda in order to satisfy our parent company obligations.  Additionally, our current structure is such that any distributions of earnings, in the form of cash or otherwise, from our subsidiaries outside of Bermuda would not currently subject us to a material amount of incremental taxation.

IV.  Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) our loss and LAE reserves; (ii) our written and earned insurance and reinsurance premiums; (iii) our ceded reinsurance; and (iv) our share-based compensation accruals.

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

Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification, foreign exchange movements and other factors. These estimates and judgments are based on numerous considerations and are often revised as: (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience or other data; (iii) new or improved methodologies are developed; or (iv) laws change.

Our loss and LAE reserves relating to short-tail property risks are typically reported to us and settled more promptly than those relating to our long-tail risks. However, the timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, whether the loss is from policies in force with primary insurers or with reinsurers and where our exposure falls within the cedant’s overall reinsurance program.  In the case of our reinsurance business, our reserving process is highly dependent on the loss information we receive from ceding companies and brokers.

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

Most of our treaty reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes, terrorism, large individual property risks, and space and aviation risks. Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

The two primary bases for estimating the ultimate loss associated with a large event are: (i) actual and precautionary claims advices received from the cedant; and (ii) the nature and extent of the impact the event is estimated to have on the industry as a whole. Immediately after a loss event, the estimated industry market loss is the primary driver of our ultimate loss from such event. In order to estimate the nature and extent of the event, we rely on output provided by commercially available catastrophe models, as well as proprietary models (including CATM®) that have been developed in-house. The exposure of each cedant potentially affected by the event is analyzed on the basis of this output. As the amount of information received from cedants or brokers increases during the period following an event, so does our reliance on this correspondence. The quality of the cedant’s historical evaluation of losses and loss information received from other cedants and brokers in relation to the same event are considered as we migrate from industry loss-based estimates to specific cedant information.

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

For non-catastrophe losses, including those affecting our primary insurance business, we often apply trend-based actuarial methodologies in setting reserves, including paid and incurred loss development, Bornheutter-Ferguson and frequency and severity techniques. We also utilize industry loss ratio and development pattern information in conjunction with our own experience. The weight given to a particular method will depend on many factors, including the homogeneity within the class of business, the volume of losses, the maturity of the accident year and the length of the expected development tail. For example, development methods rely on reported losses, while expected loss ratio methods are typically based on expectations established prior to a notification of loss. Therefore, as an accident year matures, we may migrate from an expected loss ratio method to an incurred development method.

To the extent we rely on industry data to aid us in our reserve estimates, there is a risk that the data may not match our risk profile or that the industry’s overall reserving practices differ from our own and those of our cedants. In addition, reserving can prove to be especially difficult should a significant loss take place near the end of a financial reporting period, particularly if the loss involves a catastrophic event. These factors further contribute to the degree of uncertainty in our reserving process.

As a predominantly broker-market reinsurer for both excess-of-loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedant and may include paid losses, estimated case reserves and an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting varies among ceding companies, which adds further uncertainty to the estimation of our ultimate losses. The nature and extent of information received from ceding companies and brokers also varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot always be reliably measured. Additional risks to us involved in the reporting of retrocessional contracts include varying reserving methodologies used by the original cedants and an additional reporting lag due to the time required for the retrocedant to aggregate its assumed losses before reporting them to us.  Additionally, the number of contractual intermediaries is normally greater for retrocessional business than for insurance and reinsurance business, thereby further increasing the time lag and imprecision associated with loss reporting.

Time lags are inherent in loss reporting, especially in the case of excess-of-loss reinsurance contracts. Also, the combined characteristics of low claim frequency and high claim severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a contract’s historical experience, industry information and the professional judgment of underwriters in estimating reserves for these contracts. In addition, we utilize ultimate loss ratio forecasts when reported by cedants and brokers, which are normally subject to a quarterly or six month lag for proportional business. Because of the degree of reliance that we necessarily place on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’ management judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends often will become known, and case law may change, all of which can affect ultimate expected losses.

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

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to facilitate loss reporting and identify inaccurate or incomplete reporting of claims; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We also use catastrophe model outputs and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants and brokers. In addition, each subsequent year of loss experience with a given cedant provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls process on an ongoing basis and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.  Our claims handling follow-up actions do not permit us to capture data which records the extent to which ceding company claims are subsequently adjusted as a result of these activities, nor do they permit us to determine the extent to which our actions influence the accuracy of subsequent cedant reporting. Nonetheless, we: (i) reserve the right to perform ceding company audits in order to facilitate loss reporting and identify inaccurate or incomplete claims reporting, and (ii) consider unreliable reporting to be a factor which influences an underwriters’ willingness to offer terms to potential cedants. We believe that our diligence in these matters promotes better reporting by cedants and brokers over the long term. In our history, disputes with ceding companies have been rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions.

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

Estimating loss reserves for our book of longer-tail casualty reinsurance business, which can be either on an excess-of-loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process referred to above, casualty business can be subject to longer reporting lags than property business and claims often take several years to settle. During this period additional factors and trends will be revealed and, as they become apparent, we may adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book. Therefore, any factors that extend the time until claims are settled add uncertainty to the reserving process. At December 31, 2013 and 2012, we recorded gross loss and LAE reserves related to our casualty business of $223.2 million and $243.2 million, respectively.

Our internal actuaries review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by independent actuaries using generally accepted actuarial principles.  The Audit Committee reviews our quarterly and annual reserve analyses and meets with the independent actuaries no less than annually.

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.  At December 31, 2013 and 2012, we did not have a significant backlog in either our insurance or reinsurance claims processing.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our loss and LAE reserves being materially greater or less than the loss and LAE reserves we initially established.  Any adjustments to our loss and LAE reserves are reflected in our financial results during the period in which they are determined. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or impairing our results if the prior year reserves prove to be insufficient.

GAAP does not permit us to record or carry contingency reserves for catastrophe losses that are expected to occur in the future.  Therefore, during periods in which significant catastrophe loss events occur, our underwriting results are likely to be adverse and, during periods in which significant catastrophe loss events do not occur, our underwriting results are likely to be favorable.

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. There can be no assurance, however, that actual losses will not be less than or exceed our total established reserves.

The following tables provide the details of our gross case reserves and IBNR, by line of business, at December 31, 2013 and 2012:

(Millions)	Gross IBNR at Dec. 31, 2013	Gross Case Reserves at Dec. 31, 2013	Gross Loss and LAE Reserves at Dec. 31, 2013
Property Catastrophe - Treaty	$123.9	$100.9	$224.8
Property Specialty - Treaty	59.4	41.0	100.4
Other Specialty - Treaty	227.5	72.8	300.3
Property and Specialty Individual Risk	138.9	117.2	256.1
Total	$549.7	$331.9	$881.6

(Millions)	Gross IBNR at Dec. 31, 2012	Gross Case Reserves at Dec. 31, 2012	Gross Loss and LAE Reserves at Dec. 31, 2012
Property Catastrophe - Treaty	$165.0	$180.6	$345.6
Property Specialty - Treaty	85.2	58.2	143.4
Other Specialty - Treaty	219.9	81.2	301.1
Property and Specialty Individual Risk	174.3	148.0	322.3
Total	$644.4	$468.0	$1,112.4

The portion of our gross loss and LAE reserves at any given time represented by IBNR tends to be lower in periods during which we experience large loss events (such as catastrophes) than those during which we experience loss events of a lower severity. This is because losses from larger events tend to move from IBNR to reported losses much faster than those of a lower severity. At the end of 2013, a year during which we incurred no significant loss events, our gross IBNR reserves represented 63% of our total ending gross loss and LAE reserves. At the end of 2012, a year during which we incurred a significant loss from windstorm Sandy, our gross IBNR reserves represented 58% of our total ending gross loss and LAE reserves.

We have determined that our best estimates for our gross loss and LAE reserves at December 31, 2013 and 2012 were $881.6 million and $1,112.4 million, respectively. Of these estimates, at December 31, 2013 and 2012, $174.6 million and $171.2 million related to our direct insurance and facultative business, respectively, and $707.0 million and $941.2 million related to our reinsurance business, respectively.

Favorable development of prior period net losses experienced as a percentage of our opening net loss reserves across all underwriting years was 14.3%, 8.7% and 12.4% for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease in our net income or loss and shareholders’ equity of approximately $122.7 million. The net income or loss and shareholders’ equity impact of the change in net reserves might be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

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

Our assumed treaty reinsurance premiums are written on an excess-of-loss or on a pro-rata basis. Reinsurance contracts are typically written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate such premiums when purchasing reinsurance coverage. For the majority of excess-of-loss contracts, including  insurance contracts, a deposit or minimum premium is defined in the contract wording. The deposit or minimum premium is based on the ceding company’s estimated premiums and this estimate is recorded as written premium in the period the underlying risks incept. In the majority of cases, this premium is adjustable at the end of the contract period to reflect the changes in underlying risks in force during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which is normally within six months to one year subsequent to the expiration of the policy. To date these adjustments have not been material.

For pro-rata contracts and certain excess-of-loss contracts in which a deposit or minimum premium is not specified in the contract, written premium is recognized evenly over the term of the reinsurance contract based on estimates of ultimate premiums provided by the ceding companies and brokers. When the actual premium is reported by the ceding company, typically on a quarterly or six month lag, it may be significantly higher or lower than the estimate.

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

Excess-of-loss contracts often include contract terms that require an automatic reinstatement of coverage in the event of a loss. The associated reinstatement premium is normally calculated on the basis of: (i) a fixed percentage (normally 100%) of the deposit or minimum premium; and (ii) the proportion of the original limit exhausted.  In a year of large loss events (such as 2011), reinstatement premiums will be higher than in a year in which there are no such events (such as 2013). Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of loss and LAE.  During 2013, 2012 and 2011, we recorded written and earned reinstatement premiums totalling $1.5 million, $13.1 million and $27.5 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing.  Based on our reviews, we established provisions of $3.6 million and $3.8 million for uncollectible insurance and reinsurance premiums receivable as of December 31, 2013 and 2012, respectively, each of which represented less than one percent of our consolidated net insurance and reinsurance premiums earned in those years.

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

As of December 31, 2013 and 2012, we recorded $3.6 million and $6.7 million in reinsurance recoverable on paid losses, respectively, and $63.6 million and $102.7 million in reinsurance recoverable on unpaid losses, respectively.  We record provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Based on a review of the financial condition of the reinsurers and other factors, we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered necessary as of December 31, 2013 and 2012.

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

As of December 31, 2013, we had no ongoing material reinsurance contract disputes.

Share-Based Compensation

At the discretion of the Compensation Committee, incentive awards, the value of which are based on Common Shares, may be made to our eligible employees, consultants and non-employee directors.  Share-based incentive awards currently outstanding consist solely of RSUs, all of which were awarded under either the 2012 LTIP or the 2007 LTIP.

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

For 2013, the number of Variable RSUs expected to be formally awarded to employees was based on our 2013 increase in FCBVPCS.  FCBVPCS is computed by dividing the common shareholders’ equity available to the Company by the sum of its ending Common Shares and unvested RSUs outstanding. Our calculation of the increase in our FCBVPCS represents the growth in our FCBVPCS during the Initial RSU Period, after taking into account dividends on Common Shares declared during such period.

For 2012, the number of Variable RSUs actually awarded was also based on the increase in the Company’s FCBVPCS.

For 2011, the actual number of Variable RSUs awarded to employees was based on a targeted return on equity (“ROE”) assuming a standardized investment return. ROE is computed by dividing our adjusted comprehensive income or loss (based on the sum of our actual underwriting result and standard investment result) by our actual average common shareholders’ equity for the Initial RSU Period. Adjusted comprehensive income, for these purposes, is our actual comprehensive income or loss less dividends declared on our Preferred Shares, if any, less the actual investment return on our investments, investment-related derivatives and cash and cash equivalents, plus a standardized investment return on our investments, cash and cash equivalents.

We also use fixed RSUs (“Fixed RSUs”) as a supplemental component of our ongoing long-term incentive compensation for certain of our employees and non-employee directors.  Unlike Variable RSUs, the number of Fixed RSUs is fixed on the grant date. Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the boards of directors of both the Company and MAL. Additionally, when the actual number of Variable RSUs to be awarded in any given year has been formally determined, they are effectively converted into Fixed RSUs.

For the 2013-2016 Variable RSU award cycle, the targeted performance metric was based on a 2013 increase in FCBVPCS of 9.76%, which would have generated a grant of approximately 530,000 Variable RSUs to participants. The payout range for that year was from a threshold of 2.76% (generating no RSUs) to a maximum of 16.76% (generating approximately 1,060,000 Variable RSUs). Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 900,800 RSUs (as recorded at December 31, 2013) to as few as 498,954 RSUs (as recorded at March 31, 2013). Because we determined our achieved increase in FCBVPCS for 2013 to be 14.3%, the preliminary number of Variable RSUs expected to be granted for the 2013-2016 Variable RSU award cycle was determined to be 900,800 at December 31, 2013. The final number of Variable RSUs granted for the 2013-2016 Variable RSU award cycle will be formally determined by the Compensation Committee in February 2014 and any adjustments required to be made will be recorded in our consolidated financial statements in the first quarter of 2014.

For the 2012-2015 Variable RSU award cycle, the targeted performance metric was based on a 2012 increase in FCBVPCS of 9.88%, which would have generated a grant of approximately 530,000 Variable RSUs to participants. The payout range for that year was from a threshold of 2.88% (generating no RSUs) to a maximum of 16.88% (generating approximately 1,060,000 Variable RSUs). Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 1,068,556 RSUs (as recorded at September 30, 2012) to as few as 669,105 RSUs (as recorded at March 31, 2012). Because we determined our achieved increase in FCBVPCS for 2012 to be 17.0%, the preliminary number of Variable RSUs expected to be granted for the 2012-2015 Variable RSU award cycle was determined to be 1,058,304 at December 31, 2012. The final number of Variable RSUs granted for the 2012-2015 Variable RSU award cycle was formally determined to be 1,058,304 RSUs (or 200% of the in force target RSUs for that cycle at that time) by the Compensation Committee in February 2013.

For the 2011-2014 Variable RSU award cycle, the targeted performance metric was based on a 2011 ROE of 9.01%, which would have generated a grant of approximately 590,000 Variable RSUs to participants. The payout range for that year was from a threshold of 3.01% (generating no RSUs) to a maximum of 19.01% (generating approximately 1,180,000 Variable RSUs). Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle remained at zero.  Based on our actual ROE achieved for 2011 of negative 7.4%, the final number of Variable RSUs granted for the 2011-2014 Variable RSU award cycle was formally determined to be zero by the Compensation Committee in February 2012.

For the years covered by this report, we assumed a zero to 8.8% forfeiture rate depending on the nature and term of individual awards and past and recent experience. Our forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

During 2013, 2012 and 2011, we also granted 35,000, 50,700 and 100,000 Fixed RSUs, respectively, to certain of our employees and non-management directors.

During 2013, 2012 and 2011, we recognized $18.0 million, $12.1 million and $7.5 million of RSU expense, respectively.

As of December 31, 2013, the unamortized grant date fair value of the 1,448,374 RSUs outstanding was $12.2 million. As of December 31, 2012, the unamortized grant date fair value of the 1,327,041 RSUs outstanding was $10.3 million.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We believe that our consolidated balance sheet is principally exposed to four types of market risk consisting of: (i) interest rate risk; (ii) foreign currency risk; (iii) equity price risk; and (iv) credit risk.  In addition, we believe that our consolidated balance sheet is also exposed to natural catastrophe risk and the effects of inflation.

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

We manage the interest rate risk associated with our fixed maturity investments by monitoring the average duration of the portfolio, which allows us to achieve an acceptable yield without subjecting the portfolio to an unreasonable level of interest rate risk. As of December 31, 2013, our fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 2.2 years (inclusive of fixed maturity derivative and short positions). As of December 31, 2012, our fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s and an average duration of 3.3 years (inclusive of fixed maturity derivative and short positions).

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our fixed maturity investments as of December 31, 2013 and 2012:

Fixed Maturity Investments ($ in millions)	Fair Value (1)	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2013	$2,300.8	100 bp decrease	$2,375.8	$75.0
		100 bp increase	2,233.2	(67.6)

As of December 31, 2012	$2,610.8	100 bp decrease	$2,696.4	$85.6
		100 bp increase	2,521.5	(89.3)

(1)         The net amount shown for 2013 represents the fair value of our long fixed maturity investments ($2,430.8 million) less the fair value of our liability for fixed maturities sold short ($130.0 million), each presented at December 31, 2013.  The net amount shown for 2012 represents the fair value of our long fixed maturity investments ($2,738.6 million) less the fair value of our liability for fixed maturities sold short ($127.8 million), each presented at December 31, 2012.

Debt.  Our outstanding debt at December 31, 2013 and 2012, consisted of the 2022 Senior Notes and the Trust Preferred Securities. The 2022 Senior Notes bear interest at a fixed rate of 4.70% per annum and are scheduled to mature on October 15, 2022. The Trust Preferred Securities bear interest at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly, and are scheduled to mature on March 30, 2036.

At December 31, 2013, the fair value of the 2022 Senior Notes was $303.2 million, which compared to a carrying value of $299.2 million.  At December 31, 2012, the fair value of the 2022 Senior Notes was $306.9 million, which compared to a carrying value of $299.1 million.

At December 31, 2013 and 2012, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $89.5 million and $89.0 million, respectively, which compared to a carrying value of $100.0 million.

In February 2012 we entered into the LIBOR Swap, which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the LIBOR Swap to its maturity. At December 31, 2013 and 2012, the fair value of the LIBOR Swap (which is recorded as an other investment on our consolidated balance sheets) was negative $0.5 million and negative $1.7 million, respectively.

Derivative Instruments.  As of December 31, 2013 and 2012, we had the following derivative instruments, expressed either as a net asset, (liability) or (contra-asset), with direct or indirect exposure to fluctuations in market interest rates: (i) Credit Derivatives with a fair value of $(0.2) million and $(0.4) million, respectively, (ii)  Interest Rate Contracts with a fair value of $1.5 million and $(0.2) million, respectively; (iii) Investment Options and Futures (long) with a fair value of $3.8 million and $1.0 million, respectively; and (iv) Investment Options and Futures (short) with a fair value of $(1.3) million and zero, respectively.

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our derivative instruments as of December 31, 2013 and 2012:

Derivative Instruments ($ in millions)	Fair Value	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2013	$3.8	100 bp decrease	$(7.3)	$(11.1)
		100 bp increase	12.7	8.9

As of December 31, 2012	$0.4	100 bp decrease	$(0.6)	$(1.0)
		100 bp increase	1.4	1.0

Foreign Currency Risk

We often collect premiums and pay losses in foreign currencies. We also maintain a portion of our investment portfolio in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies.

Our reporting currency is the U.S. dollar.  The British pound is the functional currency for the operations of Syndicate 5151, MAL, MCL and MUSL. The U.S. dollar is the functional currency for all our other operations. The assets and liabilities of our foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign currency gains and losses arising from translating our foreign operations to U.S. dollars are reported as a separate component of our shareholders’ equity as translation gains and losses, with changes therein reported as a component of our other comprehensive income.

Our U.K. operations had net liabilities denominated in British pounds with a U.S. dollar equivalent value of $49.1 million at December 31, 2013.  Assuming a hypothetical 10% increase (or decrease) in the rate of exchange from British pounds to U.S. dollars as of December 31, 2013, we would expect the carrying value of these net liabilities to increase (or decrease) by approximately $4.9 million.

During 2013, 2012 and 2011, we recorded net foreign currency transaction losses, separately presented in our consolidated statements of operations and comprehensive income, of $15.9 million, $12.8 million and $5.2 million, respectively.  In addition, during 2013, 2012 and 2011, we recorded net foreign currency transaction gains (losses) associated with our loss and LAE, which we record as favorable or (unfavorable) loss and LAE reserve development, of $7.5 million, $6.7 million and $(2.9) million, respectively.  During 2013, 2012 and 2011, we also recorded net foreign currency translation gains in our consolidated statements of operations and comprehensive income of $0.9 million, $0.8 million and $2.1 million, respectively.

From time to time we enter into, either directly or indirectly through our investment managers, Foreign Exchange Contracts that constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. We enter into these contracts in connection with both our underwriting and investing activities.

Foreign Exchange Contracts designed to protect our insurance and reinsurance balances against movements in foreign currency rates do not eliminate fluctuations in the actual value of our assets and liabilities denominated in foreign currencies; rather, they provide an offsetting benefit or detriment against such exchange rate movements. Foreign Exchange Contracts related to our investing activities are designed to either protect our cash and invested assets from movements in foreign currency rates or to enhance our investment performance.

At December 31, 2013, we had open Foreign Exchange Contracts to purchase U.S. dollars (using foreign currencies) with a gross notional exposure of $287.9 million and outstanding Foreign Exchange Contracts to purchase foreign currencies (using U.S. dollars) with a gross notional exposure of $279.3 million. Our open Foreign Exchange Contracts at December 31, 2013, were denominated in Australian dollars, Brazilian reals, British pounds, Canadian dollars, European Union euros, Japanese yen, Korean won, Mexican pesos, New Zealand dollars, Philippines pesos, Polish zloty, Singapore dollars, South African rand, Swedish krona, Swiss francs, and Turkish lira.

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

We recorded net income (losses) associated with our Foreign Exchange Contracts of $(2.5) million, $3.6 million and $7.1 million during 2013, 2012 and 2011, respectively.

Whereas the exposure associated with our Foreign Exchange Contracts is typically unlimited, the vast majority of the Foreign Exchange Contracts we have historically entered into have served to eliminate, or otherwise reduce, our exposure to foreign currency movements with respect to our existing assets and liabilities.

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

We estimate that a 10% price increase or decrease affecting the value of our equity securities and certain of our other investments and derivative instruments (those with exposure to equity price risk) as of December 31, 2013 and 2012, would have had an net impact to our total shareholders’ equity of less than 1% as of those dates.

Credit Risk

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our investment securities (primarily our fixed maturity investments), credit derivatives, insurance and reinsurance premiums receivable and our reinsurance recoverables.

Fixed Maturity Investments.   We believe that we have a high quality fixed maturity investment portfolio, meaning that we would expect that our exposure to the loss of principal resulting from issuer credit difficulties to be less than that of an entity with a lower quality fixed maturity portfolio.  We measure the quality of our fixed maturity investment portfolio based on its average overall rating, which was “AA-” (Very Strong) by Standard & Poor’s at December 31, 2013, and by the overall strength and consistency of its fair value over time.

We also believe that we have no significant concentrations of credit risk from a single issue or issuer within our investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Our investment guidelines prohibit us from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and we did not own an aggregate fixed maturity investment in a single entity, other than U.S.-backed securities, in excess of 10% of our total shareholders’ equity at December 31, 2013 and 2012.

As of December 31, 2013, 68% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency) or represented U.S. government or U.S. government-sponsored enterprise securities, and 32% were rated “BBB” (Good) or below by Standard & Poor’s (or an equivalent rating with another recognized rating agency). As of December 31, 2012, 74% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency) or represented U.S. government or U.S. government-sponsored enterprise securities, and 26% were rated “BBB” (Good) or below by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

In accordance with our investment controls and guidelines, we routinely monitor the credit quality of our fixed maturity investments, including those involving investments in: (i) the Eurozone; (ii) commercial mortgage backed securities; (iii) non-agency collateralized residential mortgage obligations; (iv) U.S. state and local municipalities; (v) subprime and Alternative A exposed mortgage-backed securities; and (vi) those securities that benefit from credit enhancements provided by third-party financial guarantors. As of December 31, 2013 and 2012, the total market value of the fixed maturity investments that we held in each of these classes either exceeded or approximated the associated amortized cost.  A summary of the details associated with these investments follows:

We currently hold long and short fixed maturity investments with exposure to the Eurozone. The following tables outline the details of these holdings at December 31, 2013 and 2012:

December 31, 2013 (Millions)	Fair value of long positions included in fixed maturity investments	Fair value of short positions included in liabilities	Fair value of net holdings	Cost or amortized cost of net holdings

Eurozone sovereign and agency debt:
France	$3.5	$—	$3.5	$3.5
Germany	11.3	(4.0)	7.3	7.2
Ireland	5.3	—	5.3	5.1
Italy	1.8	—	1.8	1.7
Spain	3.0	—	3.0	3.0
Total Eurozone sovereign and agency debt	$24.9	$(4.0)	$20.9	$20.5

Eurozone corporate debt:
Austria	$4.4	$—	$4.4	$4.5
Belgium	0.8	—	0.8	0.8
France	33.9	—	33.9	33.6
Germany	8.7	—	8.7	8.7
Ireland	1.0	—	1.0	1.0
Italy	11.5	—	11.5	11.0
Luxemburg	30.6	—	30.6	29.7
Netherlands	18.6	(1.2)	17.4	17.0
Spain	8.1	—	8.1	7.5
Total Eurozone corporate debt (1)	$117.6	$(1.2)	$116.4	$113.8

Eurozone asset-backed securities:
Germany	$3.0	$—	$3.0	$3.0
Ireland	5.9	—	5.9	5.8
Netherlands	9.0	—	9.0	8.9
Total Eurozone asset-backed securities	$17.9	$—	$17.9	$17.7

Total Eurozone holdings	$160.4	$(5.2)	$155.2	$152.0

(1)         Of our total Eurozone corporate debt holdings at December 31, 2013, $52.9 million (amortized cost $51.7 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.

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

We currently hold commercial mortgage backed securities (“CMBS Securities”) within our fixed maturity portfolio.  As of December 31, 2013, we held $138.9 million of CMBS Securities with an amortized cost of $137.7 million, 97% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).  As of December 31, 2012, we held $155.6 million of CMBS Securities with an amortized cost of $148.6 million, 98% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

We currently hold non-agency collateralized residential mortgage obligations (“Non-Agency CMOs”) within our fixed maturity portfolio.  Non-Agency CMOs are not backed by a U.S. government-sponsored enterprise.  As of December 31, 2013, we held $119.2 million of Non-Agency CMOs with an amortized cost of $118.1 million, 23% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).  As of December 31, 2012, we held $56.5 million of Non-Agency CMOs with an amortized cost of $55.7 million, 57% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

We currently hold U.S. state and local municipal bonds within our fixed maturity portfolio.  As of December 31, 2013, we held $47.1 million of municipal bonds with an amortized cost of $47.2 million, 79% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).  As of December 31, 2012, we held $72.2 million of municipal bonds with an amortized cost of $65.2 million, 98% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

We currently hold fixed maturity investments that have exposure to subprime and Alternative A mortgage markets.  As of December 31, 2013, we held $76.3 million of subprime and Alternative A investments with an amortized cost of $76.5 million, 13% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency). As of December 31, 2012, we held $18.7 million of subprime and Alternative A investments with an amortized cost of $18.9 million, 38% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

We currently hold fixed maturity investments that are subject to credit enhancements provided by third-party financial guarantors.  As of December 31, 2013, we held $4.5 million of credit enhanced investments with an amortized cost of $4.4 million.  As of December 31, 2012, we held $1.9 million of credit enhanced investments with an amortized cost of $1.9 million. We estimate that these investments held at December 31, 2013 and 2012 would be rated “BBB-” (Good) or better by Standard & Poor’s excluding the effects of financial guarantee enhancements, if they were rated on that basis.

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

As of December 31, 2013 and 2012, our provision for doubtful insurance and reinsurance premiums receivable was $3.6 million and $3.8 million, respectively.

Reinsurance Recoverable.  We remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements.  We also remain liable in the event that any of our ceding companies were unable to collect amounts due from their underlying third-party reinsurers where such reinsurance would otherwise enure to our benefit.

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

As of December 31, 2013 and 2012, we did not have any reinsurance recoverables from reinsurers rated less than “A-” by A.M. Best, except in those instances where the reinsurer has either: (i) fully-collateralized their reinsurance obligation to us; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but is considered by management to be financially sound.

As of December 31, 2013 and 2012, we determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered necessary.

Natural Catastrophe Risk

We have exposure to natural catastrophes around the world.  We manage our exposure to catastrophes using a combination of CATM®, third-party models, underwriting judgment and ceded reinsurance. See “Natural Catastrophe Risk Management” contained in Item 7 herein.

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

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 95 of this report.

Item 9.               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Our PEO and PFO have also evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based on that evaluation, our PEO and PFO have concluded that our internal controls over financial reporting are effective.  Management’s annual report on internal control over financial reporting is included on page F-49 of this report. The audit report of PricewaterhouseCoopers Ltd., an independent registered public accounting firm, is included on page F-50 of this report.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.montpelierre.bm and is included as Exhibit 14 to this report. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board since the shareholders voted to approve amendments to our Bye-Laws on May 19, 2010.  The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 11.        Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2014 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13. Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 14.            Principal Accountant Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)         Documents Filed as Part of the Report

The financial statements, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 95 of this report.  A listing of all exhibits filed as part of the report appear on pages 90 through 93 of this report.

(b)         Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 20, 2010).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 10-K filed on February 26, 2010).

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

10.7

Transition Letter dated February 21, 2013, among the Company and Thomas G.S. Busher (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2013).

Exhibit
Number	Description of Document

10.8	Service Agreement among Christopher L. Harris and the Company dated March 13, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2008).

10.9

Amendment to Service Agreement among the Company and Christopher L. Harris dated July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2010).

10.10	Service agreement between Christopher L. Harris and the Company dated May 20, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.11	Service Agreement among Michael S. Paquette and the Company dated March 11, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2008).

10.12

Amendment to Service Agreement among Michael S. Paquette and the Company dated February 27, 2009 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.13

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

10.19	Letter Agreement dated June 18, 2007 between George A. Carbonar and MTR. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 24, 2012).

10.20	Service Agreement between Richard M.M. Chattock, MUSL and Spectrum Syndicate Management Limited (“Spectrum”) dated August 1, 2007. (*)

10.21	Deed between Richard M.M. Chattock, MUSL and Spectrum dated November 5, 2008. (*)

10.22

Severance Plan, dated as of August 27, 2004, among certain Executives and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2004).

10.23

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

10.25	Montpelier Re Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.26	The Company’s 2007 Long-Term Incentive Plan as amended May 23, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.27	The Company’s 2007 Long-Term Incentive Plan, Amendment No. 1 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.28	The Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2012).

10.29

Form of the Company’s Long-Term Incentive Plan Annual Bonus and Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.30

Form of Annual Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

Exhibit Number	Description of Document

10.31

Form of Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 27, 2009).

10.32

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

10.34

Form of Restricted Share Unit Award Agreement under the Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.35	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report filed on Form 10-Q filed August 5, 2011).

10.36

Form of Montpelier Re Holdings Ltd. 2012 Restricted Share Unit Award Agreement under the Company’s 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2012).

10.37

Form of 2012 Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report filed on Form 10-Q filed August 3, 2012).

10.38

Form of 2012 Director Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report filed on Form 10-Q filed August 3, 2012).

10.39

Form of 2013 Annual Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report filed on Form 10-K filed February 25, 2013).

10.40	Form of 2014 Annual Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan. (*)

10.41	The Company’s 2011 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.42	The Company’s 2012 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2012).

10.43	The Company’s 2013 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report filed on Form 10-K filed February 25, 2013).

10.44	The Company’s 2014 Annual Bonus Plan. (*)

10.45

Standing Agreement for Letters of Credit between Montpelier Re and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.46

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

10.47

Stock Purchase Agreement between Montpelier Re U.S. Holdings Ltd. and Selective Insurance Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 20, 2011).

10.48

Lloyd’s Deposit Trust Deed dated March 30, 2010 among Montpelier Capital Limited as “the Member,” Montpelier Re as “the Depositor” and the Society incorporated by Lloyd’s Act 1871. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010).

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

10.51

Lloyd’s Deposit Trust Deed dated May 6, 2010 among Montpelier Capital Limited as “the Member,” Montpelier Re as “the Depositor” and the Society incorporated by Lloyd’s Act 1871 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2010).

Exhibit Number	Description of Document

10.52

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

10.54

Retrocession Agreement dated December 31, 2013, between Blue Capital Re Ltd. and Blue Water Re Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2014).

10.55

Investment Management Agreement dated November 12, 2013, between BCRH and BCML (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.56

Underwriting and Insurance Management Agreement dated November 12, 2013, among BCRH, Blue Capital Re and BCIML (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.57

Administrative Services Agreement dated November 12, 2013 between BCRH and BCML (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.58

Trademark License Agreement dated November 12, 2013, between BCRH and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.59	Assignment of Christopher L. Harris’ Director Remuneration paid by BCRH to the Company dated February 25, 2014. (*)

10.60	Assignment of William Pollett’s Director Remuneration paid by BCRH to the Company dated February 25, 2014. (*)

11	Computation of Per Share Earnings (included in Note 1 of the Notes to Consolidated Financial Statements). (*)

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends. (*)

14	Code of Ethics. (*)

21	Subsidiaries of the Registrant, filed with this report. (*)

23	Consent of PricewaterhouseCoopers Ltd., filed with this report. (*)

24	Power of Attorney (included as part of Signatures page). (*)

31.1	Certification of Christopher L. Harris, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011; and (iv) the Notes to the Consolidated Financial Statements. (*)

Pursuant to Item 602(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

(c)          Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 95 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.

Date: February 26 2014	By:	/s/ MICHAEL S. PAQUETTE
Michael S. Paquette
Executive Vice President and
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Christopher L. Harris, Michael S. Paquette, Jonathan B. Kim and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 26th day of February, 2014.

Signature	Title

/s/ CHRISTOPHER L. HARRIS	President, Chief Executive Officer and Director
Christopher L. Harris	(Principal Executive Officer)

/s/ MICHAEL S. PAQUETTE	Executive Vice President and Chief Financial Officer
Michael S. Paquette	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANTHONY TAYLOR	Chairman
Anthony Taylor

/s/ JOHN G. BRUTON	Director
John G. Bruton

/s/ JOHN D. COLLINS	Director
John D. Collins

/s/ MORGAN W. DAVIS	Director
Morgan W. Davis

/s/ MICHAEL R. EISENSON	Director
Michael R. Eisenson

/s/ HENRY R. KEIZER	Director
Henry R. Keizer

/s/ JOHN F. SHETTLE, JR.	Director
John F. Shettle, Jr.

/s/ CANDACE L. STRAIGHT	Director
Candace L. Straight

/s/ SUSAN J. SUTHERLAND	Director
Susan J. Sutherland

/s/ IAN M. WINCHESTER	Director
Ian M. Winchester

Index to Consolidated Financial Statements and Financial Statement Schedules

*  Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2013	2012
Assets
Fixed maturity investments, at fair value (amortized cost: $2,421.9 and $2,662.2)	$2,430.8	$2,738.6
Equity securities, at fair value (cost: $106.6 and $38.1)	117.3	40.9
Other investments (cost: $77.7 and $143.1)	78.8	138.5
Total investments	2,626.9	2,918.0
Cash and cash equivalents	549.2	330.8
Restricted cash	133.7	70.6
Reinsurance recoverable on unpaid losses	63.6	102.7
Reinsurance recoverable on paid losses	3.6	6.7
Insurance and reinsurance premiums receivable	203.4	222.9
Unearned reinsurance premiums ceded	22.6	22.2
Deferred insurance and reinsurance acquisition costs	51.5	48.4
Accrued investment income	15.0	15.2
Unsettled sales of investments	58.8	48.9
Other assets	30.2	23.7

Total Assets	$3,758.5	$3,810.1

Liabilities
Loss and loss adjustment expense reserves	$881.6	$1,112.4
Debt	399.2	399.1
Unearned insurance and reinsurance premiums	276.7	270.1
Insurance and reinsurance balances payable	43.3	54.0
Liability for investment securities sold short	155.6	138.8
Unsettled purchases of investments	58.8	148.7
Accounts payable, accrued expenses and other liabilities	56.3	57.6

Total Liabilities	1,871.5	2,180.7

Commitments and Contingent Liabilities (See Note 15)	—	—

Shareholders’ Equity
Non-cumulative Preferred Shares, Series A, at 1/6 cent par value per share - 6,000,000 shares authorized and issued	150.0	150.0
Common Shares, at 1/6 cent par value per share - 1,200,000,000 shares authorized; 50,462,839 and 56,711,141 shares issued	0.1	0.1
Additional paid-in capital	900.5	1,056.0
Common Shares held in treasury at cost; 1,188,674 and 1,441,451 shares	(18.9)	(23.1)
Retained earnings	612.8	449.7
Accumulated other comprehensive loss	(2.4)	(3.3)

Total Shareholders’ Equity available to the Company	1,642.1	1,629.4

Non-controlling interests	244.9	—

Total Shareholders’ Equity	1,887.0	1,629.4

Total Liabilities and Shareholders’ Equity	$3,758.5	$3,810.1

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of U.S. dollars, except per share amounts)	2013	2012	2011
Revenues
Gross insurance and reinsurance premiums written	$706.0	$735.3	$725.5
Ceded reinsurance premiums	(102.9)	(119.6)	(101.5)

Net insurance and reinsurance premiums written	603.1	615.7	624.0
Change in net unearned insurance and reinsurance premiums	(3.5)	0.8	(1.3)

Net insurance and reinsurance premiums earned	599.6	616.5	622.7
Net investment income	64.0	67.1	68.7
Net realized and unrealized investment gains (losses)	(49.2)	82.4	26.2
Net foreign currency losses	(15.9)	(12.8)	(5.2)
Net income (loss) from derivative instruments	(25.3)	3.2	(3.1)
Gain on MUSIC Sale	—	—	11.1
Other revenues	0.4	0.8	0.5

Total revenues	573.6	757.2	720.9

Expenses
Underwriting expenses:
Loss and loss adjustment expenses	126.5	286.4	612.1
Insurance and reinsurance acquisition costs	90.5	96.6	105.4
General and administrative expenses	119.2	116.2	98.6
Non-underwriting expenses:
Interest and other financing expenses	18.8	20.4	20.6
Underwriting discount and structuring fees associated with the BCRH IPO	7.5	—	—
Loss on early extinguishment of 2013 Senior Notes	—	9.7	—
Other expenses	0.6	—	—

Total expenses	363.1	529.3	836.7

Income (loss) before income taxes	210.5	227.9	(115.8)
Income tax benefit (provision)	0.1	(0.3)	0.6

Net income (loss)	210.6	227.6	(115.2)

Net income attributable to non-controlling interests	(6.1)	—	—

Net income (loss) available to the Company	204.5	227.6	(115.2)

Dividends declared on Preferred Shares	(13.3)	(13.3)	(9.1)

Net income (loss) available to the Company’s common shareholders	$191.2	$214.3	$(124.3)

Net income (loss)	$210.6	$227.6	$(115.2)
Net change in foreign currency translation	0.9	0.8	2.1

Comprehensive income (loss)	211.5	228.4	(113.1)
Net income attributable to non-controlling interests	(6.1)	—	—

Comprehensive income (loss) available to the Company	$205.4	$228.4	$(113.1)

Basic and diluted earnings (loss) per Common Share	$3.61	$3.67	$(2.01)
Dividends declared per Common Share	$0.470	$0.430	$0.405

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total		Common	Additional	Common		Accum. other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Balances at January 1, 2011	$1,628.8	$—	$0.1	$1,258.7	$(32.7)	$408.9	$(6.2)	$—

Net loss	(115.2)	—	—	—	—	(115.2)	—	—
Net change in foreign currency translation	2.1	—	—	—	—	—	2.1	—
Issuance of Preferred Shares	150.0	150.0	—	—	—	—	—	—
Preferred Share issuance costs	(4.6)	—	—	(4.6)	—	—	—	—
Issuances of Common Shares from treasury	—	—	—	(10.7)	10.7	—	—	—
Repurchases of Common Shares	(82.7)	—	—	(82.7)	—	—	—	—
Expense recognized for RSUs	7.5	—	—	7.5	—	—	—	—
RSUs withheld for income taxes	(2.6)	—	—	(2.6)	—	—	—	—
Dividends declared on Preferred Shares	(9.1)	—	—	—	—	(9.1)	—	—
Dividends declared on Common Shares	(24.9)	—	—	—	—	(24.9)	—	—

Balances at December 31, 2011	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)	$—

Net income	227.6	—	—	—	—	227.6	—	—
Net change in foreign currency translation	0.8	—	—	—	—	—	0.8	—
Issuances of Common Shares from treasury	—	—	—	(7.8)	7.8	—	—	—
Repurchases of Common Shares	(120.9)	—	—	(112.0)	(8.9)	—	—	—
Expense recognized for RSUs	12.1	—	—	12.1	—	—	—	—
RSUs withheld for income taxes	(1.9)	—	—	(1.9)	—	—	—	—
Dividends declared on Preferred Shares	(13.3)	—	—	—	—	(13.3)	—	—
Dividends declared on Common Shares	(24.3)	—	—	—	—	(24.3)	—	—

Balances at December 31, 2012	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)	$—

Net income	210.6	—	—	—	—	204.5	—	6.1
Net change in foreign currency translation	0.9	—	—	—	—	—	0.9	—
Issuances of Common Shares from treasury	—	—	—	(9.3)	13.4	(4.1)	—	—
Repurchases of Common Shares	(168.0)	—	—	(158.8)	(9.2)	—	—	—
Expense recognized for RSUs	18.0	—	—	18.0	—	—	—	—
RSUs withheld for income taxes	(5.4)	—	—	(5.4)	—	—	—	—
Net investment in non-controlling interests	238.8	—	—	—	—	—	—	238.8
Dividends declared on Preferred Shares	(13.3)	—	—	—	—	(13.3)	—	—
Dividends declared on Common Shares	(24.0)	—	—	—	—	(24.0)	—	—

Balances at December 31, 2013	$1,887.0	$150.0	$0.1	$900.5	$(18.9)	$612.8	$(2.4)	$244.9

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of U.S. dollars)	2013	2012	2011

Cash flows from operations:
Net income (loss)	$210.6	$227.6	$(115.2)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Net realized and unrealized investment losses (gains)	49.2	(82.4)	(26.2)
Net realized and unrealized losses (gains) on investment-related derivative instruments	11.3	(0.7)	9.6
Net amortization and depreciation of assets and liabilities	8.1	14.7	20.0
Expense recognized for RSUs	18.0	12.1	7.5
Gain on MUSIC Sale	—	—	(11.1)
Net change in:
Loss and loss adjustment expense reserves	(239.5)	21.7	316.6
Reinsurance recoverable on paid and unpaid losses	47.5	(14.2)	(15.8)
Unearned insurance and reinsurance premiums	3.2	(1.3)	4.5
Insurance and reinsurance balances payable	(13.3)	8.5	11.4
Unearned reinsurance premiums ceded	(0.3)	0.1	(3.3)
Deferred insurance and reinsurance acquisition costs	(2.3)	3.9	(1.8)
Insurance and reinsurance premiums receivable	18.6	(5.4)	(16.9)
Other assets	(7.5)	(1.9)	0.5
Accounts payable, accrued expenses and other liabilities	(0.7)	9.7	(14.7)
Other	17.3	8.4	1.7
Net cash and cash equivalents provided from operations	120.2	200.8	166.8

Cash flows from investing activities:
Purchases of fixed maturity investments	(6,434.2)	(4,513.3)	(2,904.9)
Purchases of equity securities	(324.3)	(155.3)	(190.9)
Purchases of other investments	(2.0)	(82.0)	(37.1)
Sales, maturities, calls and pay downs of fixed maturity investments	6,571.4	4,288.6	2,879.3
Sales and redemptions of equity securities	277.5	224.1	206.1
Sales and redemptions of other investments	70.7	51.6	24.6
Proceeds from MUSIC Sale, net of expenses paid and cash and cash equivalents sold	—	(1.0)	51.2
Settlements of investment-related derivative instruments	(18.1)	0.7	(8.4)
Net change in restricted cash	(63.4)	58.1	(101.3)
Payment of accrued investment performance fees	(6.4)	—	(2.1)
Acquisitions of capitalized assets	(1.2)	(0.4)	(0.7)
Net cash and cash equivalents provided from (used for) investing activities	70.0	(128.9)	(84.2)

Cash flows from financing activities:
Redemptions of 2013 Senior Notes	—	(228.0)	—
Proceeds from 2022 Senior Note issuance	—	299.1	—
Debt issuance costs - 2022 Senior Notes	—	(2.7)	—
Repurchases of Common Shares	(171.4)	(117.5)	(87.9)
Net proceeds from issuance of Preferred Shares	—	—	145.4
Third-party investments in non-controlling interests	243.1	—	—
Redemptions of third-party non-controlling interests	(4.3)	—	—
Dividends paid on Common Shares	(24.2)	(24.4)	(25.0)
Dividends paid on Preferred Shares	(13.3)	(13.3)	(5.8)
Net cash and cash equivalents provided from (used for) financing activities	29.9	(86.8)	26.7

Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(1.7)	5.4	(1.3)

Net increase (decrease) in cash and cash equivalents during the year	218.4	(9.5)	108.0
Cash and cash equivalents - beginning of year	330.8	340.3	232.3
Cash and cash equivalents - end of year	$549.2	$330.8	$340.3

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,

except per share amounts or as otherwise described)

NOTE 1.          Summary of Significant Accounting Policies

Basis of Presentation

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as an exempted Bermuda limited liability company under the laws of Bermuda on November 14, 2001.  The Company, through its subsidiaries and affiliates in Bermuda, the United Kingdom (the “U.K.”) and the United States (the “U.S.”), collectively “Montpelier,” provides customized and innovative insurance and reinsurance solutions to the global market. Through its affiliates in Bermuda, the Company provides institutional and retail investors with direct access to the global property catastrophe reinsurance market. The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses reported during the period. Actual results could differ materially from those estimates. The significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, written and earned insurance and reinsurance premiums, ceded reinsurance and share-based compensation.

Reportable Segments

The Company currently operates through four reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s, Collateralized Reinsurance and MUSIC Run-Off.  Each of the Company’s segments represents a separate underwriting platform through which Montpelier writes, or formerly wrote, insurance and reinsurance business.  The Company’s segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier at Lloyd’s, Collateralized Reinsurance and MUSIC Run-Off prior to the effects of inter-segment quota share reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for each of the years in the three year period ended December 31, 2013 is presented in Note 12. The activities of the Company, certain of its intermediate holding and service companies and intercompany eliminations relating to inter-segment reinsurance and support services, collectively referred to as “Corporate and Other,” are also presented in Note 12.

The Company recently changed the name of its former Montpelier Syndicate 5151 segment to Montpelier at Lloyd’s and the name of its former Blue Capital segment to Collateralized Reinsurance.  These name changes had no effect on the Company’s current or historic segment disclosures and did not alter the composition of any of its reportable segments.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities is as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the collective assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”) and Montpelier Europa AG (“MEAG”).

Montpelier Re, the Company’s wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite attractive insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.  Montpelier Re focuses on writing short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re also writes specialty treaty reinsurance, including casualty, aviation, space, personal accident, workers’ compensation catastrophe, political violence and terrorism classes of business, as well as insurance and facultative reinsurance business.

MEAG, the Company’s wholly-owned subsidiary based in Baar, Canton Zug, Switzerland, is no longer active and is in the process of winding up its operations.  MEAG had historically focused on marketing activities in Continental Europe and the Middle East on behalf of Montpelier Re. MEAG also served as a Lloyd’s Coverholder, meaning that it was authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Montpelier Syndicate 5151 (“Syndicate 5151”). MEAG’s assets and operations were not material to the Company.

Montpelier at Lloyd’s

The Montpelier at Lloyd’s segment consists of the collective assets and operations of Syndicate 5151, Montpelier Capital Limited (“MCL”),  Montpelier at Lloyd’s Limited (“MAL”), Montpelier Underwriting Services Limited (“MUSL”), Montpelier Underwriting Inc. (“MUI”) and, through September 30, 2012, Paladin Underwriting Agency Limited (“PUAL”).

Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007. Syndicate 5151 underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and specie and specialty casualty classes sourced mainly from the London, U.S. and European markets.

MCL, the Company’s wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s corporate underwriting member at Lloyd’s.

MAL, the Company’s wholly-owned Lloyd’s Managing Agent based in London, manages Syndicate 5151.

MUSL, the Company’s wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151,  MAL and MCL.

MUI, the Company’s wholly-owned subsidiary based in Hartford, Connecticut serves as a Lloyd’s Coverholder, meaning that it is authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Syndicate 5151. MUI underwrites reinsurance business through managing general agents and intermediaries.

PUAL, formerly a wholly-owned subsidiary based in London, serves as a Lloyd’s Coverholder and underwrites business on behalf of Syndicate 5151 and third parties. On September 30, 2012, Montpelier sold PUAL to a founding member of its management. PUAL’s assets and operations were not material to the Company.

Collateralized Reinsurance

The Collateralized Reinsurance segment, which Montpelier markets under the name Blue Capital_ (Blue Capital is a registered trademark of the Company), was launched in 2012 as an asset management platform offering a range of property catastrophe reinsurance-linked investment products to institutional and retail investors. Blue Capital_ differentiates itself by providing institutional and retail investors with the opportunity to directly invest in global property catastrophe reinsurance risks.

The Collateralized Reinsurance segment consists of the assets and operations of Blue Water Re Ltd. (“Blue Water Re”), Blue Water Master Fund Ltd. (the “Master Fund”), Blue Capital Management Ltd. (“BCML”), Blue Capital Insurance Managers Ltd. (“BCIML”), Blue Capital Advisors Ltd. (“BCAL”) and Blue Capital Reinsurance Holdings Ltd. (“BCRH”) and its subsidiaries.

Blue Water Re is a wholly-owned Bermuda-based special purpose insurance vehicle that provides collateralized property catastrophe reinsurance coverage and related products.  Blue Water Re was established in November 2011 and commenced its operations in June 2012.

The Master Fund is an exempted mutual fund segregated accounts company which was incorporated in Bermuda in December 2011. The Master Fund has various segregated accounts, including the BCAP Mid Vol Fund cell (the “BCAP Cell”) and the Blue Capital Global Reinsurance SA-I cell (the “BCGR Cell”).

The BCAP Cell and the BCGR Cell may invest in: (i) fully-collateralized property catastrophe reinsurance contracts by subscribing for non-voting redeemable preference shares issued by Blue Water Re, with each series of such preference shares linked to a specific reinsurance contract with a third-party ceding company; and (ii) various insurance-linked securities issued by entities other than Blue Water Re.

In June 2012 Montpelier Re made its initial investment in the BCAP Cell.  As of December 31, 2013, Montpelier Re remained the sole investor in the BCAP Cell.

BCML and BCIML (collectively the “Managers”) are wholly-owned Bermuda-based subsidiaries which provide investment and insurance management services to: (i) Blue Water Re; (ii) various segregated accounts of the Master Fund, including the BCAP Cell and the BCGR Cell; and (iii) BCRH and its subsidiaries.

BCAL is a wholly-owned U.S.-based services company that provides accounting, finance, legal and advisory services to BCML.

BCRH is a Bermuda-based exempted limited liability holding company which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries Blue Capital Re Ltd. (“Blue Capital Re”) and Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”). The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML and BCIML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. BCRH commenced its operations in November 2013 and its common shares are listed on the New York Stock Exchange, under the symbol BCRH, and the Bermuda Stock Exchange, under the symbol BCRH BH.  As of December 31, 2013, Montpelier Re owned 28.6% of BCRH’s outstanding common shares.

BCRH is considered a “variable interest entity” under GAAP and the Company has determined that it is BCRH’s primary beneficiary. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its consolidated financial statements and Collateralized Reinsurance segment disclosures. The interests in BCRH and its subsidiaries that the Company fully consolidates which are attributable to third-party investors are reported within the Company’s consolidated financial statements as non-controlling interests.  See “Non-Controlling Interests” in this Note 1.

Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”) is a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  The BCGR Listed Fund commenced its operations in October 2012 and its ordinary shares are listed on the Specialist Fund Market of the London Stock Exchange, under the symbol BCGR, and on the Bermuda Stock Exchange, under the symbol BCGR BH.  As of December 31, 2013 and 2012, Montpelier Re owned 29.0% and 49.9% of the BCGR Listed Fund’s ordinary shares, respectively.

The BCGR Listed Fund is considered a “voting interest entity” under GAAP and, since Montpelier Re owns less than 50% of its outstanding ordinary shares, the Company does not consolidate the assets, liabilities or operations of the BCGR Listed Fund within either its consolidated financial statements or its Collateralized Reinsurance segment disclosures.  However, as funds held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company’s consolidated financial statements and Collateralized Reinsurance segment disclosures. Conversely, as funds previously deployed by the BCGR Listed Fund and the BCGR Cell into Blue Water Re are returned to the BCGR Listed Fund, they are no longer included in the Company’s consolidated financial statements or Collateralized Reinsurance segment disclosures.

The interests in the BCGR Cell and Blue Water Re that the Company fully consolidates which are attributable to third- party investors are reported within the Company’s consolidated financial statements as non-controlling interests. See “Non-Controlling Interests” in this Note 1.

MUSIC Run-Off

On December 31, 2011, Montpelier completed the sale of Montpelier U.S. Insurance Company (“MUSIC”), the Company’s former U.S.-based excess and surplus lines insurance company that it acquired in 2007, to Selective Insurance Group, Inc. (“Selective”). During the period in which the Company owned MUSIC, it was a domestic surplus lines insurer and was authorized as an excess and surplus lines insurer in all 50 U.S. states and the District of Columbia. MUSIC underwrote smaller commercial property and casualty risks that do not conform to standard insurance lines.

In connection with the sale of MUSIC (the “MUSIC Sale”), Montpelier Re has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.  The MUSIC Run-Off segment consists of: (i) for all periods through December 31, 2011, the historical operations of MUSIC; and (ii) for all subsequent periods, the insurance business retained, reinsured or otherwise indemnified by us in accordance with the MUSIC Sale.

Since Montpelier Re has either retained, reinsured or otherwise indemnified Selective for all of the business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC did not constitute a “discontinued operation” in accordance with GAAP.  See Note 2.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of December 31, 2013 and 2012, Montpelier’s provision for doubtful accounts was $3.6 million and $3.8 million, respectively.

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

Also included in acquisition costs are profit commissions earned and incurred. Accrued profit commissions payable are included in insurance and reinsurance balances payable and accrued profit commissions receivable are included in other assets.

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

The uncertainties inherent in the reserving process, potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and loss adjustment expense reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

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

Ceded Reinsurance

In the normal course of business, Montpelier purchases reinsurance from third parties in order to manage its exposures. The amount of reinsurance that Montpelier buys varies from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums are accounted for on bases consistent with those used in accounting for the underlying premiums assumed, and are reported as reductions of net premiums written and earned.  Certain of Montpelier’s assumed pro-rata contracts incorporate reinsurance protection provided by third-party reinsurers that inures to Montpelier’s benefit.  These inuring reinsurance premiums are reported as reductions in gross premiums written and net premiums earned.

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

Investments and Cash

Montpelier’s fixed maturity investments, equity securities and investment securities sold short are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within net realized and unrealized investment gains (losses) on the Company’s consolidated statements of operations and comprehensive income.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains and net income from derivative instruments are presented net of any associated performance fees.  During 2013, 2012 and 2011 Montpelier incurred performance fees related to investments of $6.4 million, $7.1 million and $0.1 million, respectively.  During 2013, 2012 and 2011 Montpelier reversed performance fees related to investment-related derivative instruments of $2.1 million, $0.7 million and zero million, respectively.

Cash and cash equivalents of $549.2 million at December 31, 2013, consisting of unrestricted cash and fixed income investments with maturities of less than three months (as measured from the date of purchase), were comprised of: (i) $314.6 million earmarked for, and held in, trusts supporting Blue Water Re’s and BCRH’s collateralized reinsurance operations; (ii) $201.7 million held by Montpelier’s investment advisors pending investment; and (iii) $28.0 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $4.9 million held for other obligations and contingencies. Cash and cash equivalents of $330.8 million at December 31, 2012 were comprised of: (i) $22.5 million held in trust supporting Blue Water Re’s collateralized reinsurance operations; (ii) $110.9 million held by Montpelier’s investment advisors pending investment; (iii) $91.9 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $105.5 million held for other obligations and contingencies, including net unsettled purchases of investments.

Restricted cash of $133.7 million at December 31, 2013 consisted of $121.1 million of collateral supporting investment securities sold short and derivative positions and $12.6 million of foreign deposit accounts held at Lloyd’s. Restricted cash of $70.6 million at December 31, 2012 consisted of $57.1 million of collateral supporting investment securities sold short and derivative positions and $13.5 million of foreign deposit accounts held at Lloyd’s.

As of December 31, 2013 and 2012, $80.8 million and $47.4 million, respectively, of Montpelier’s cash equivalents represented repurchase agreements which were fully-collateralized.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of December 31, 2013, the Company’s $4.1 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s consolidated balance sheet for that period. As of December 31, 2012, the Company’s $0.6 million inception-to-date gain from issuances of treasury shares has been recorded as additional paid-in capital on the Company’s consolidated balance sheet for that period. See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At December 31, 2013 and 2012, funds withheld balances of $8.2 million and $4.1 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Non-Controlling Interests

The following table summarizes the movements in the non-controlling interests balance during the year ended December 31, 2013:

Year Ended December 31,
2013

Non-controlling interests - beginning of year	$—

Third-party investments in the BCGR Cell	118.8
Redemptions of third-party investments in the BCGR Cell	(4.3)
Third-party investments in BCRH	124.3

Net third-party investments in non-controlling interests	238.8

Income attributable to third-party investments in the BCGR Cell	6.6
Loss attributable to third-party investments in BCRH	(0.5)

Net income attributable to non-controlling interests	6.1

Non-controlling interests - end of year	$244.9

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

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to RSUs and, therefore, do not impact the Company’s loss per Common Share numerators in the event of a loss per Common Share. Recipients of outstanding RSUs are entitled to receive payments equivalent to dividends and distributions declared on Common Shares. Since outstanding RSUs represent phantom (as opposed to actual) Common Shares, such payments are recorded as general and administrative expenses.

The following table outlines the Company’s computation of its basic and diluted earnings (loss) per Common Share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011

Net income (loss) available to the Company’s common shareholders	$191.2	$214.3	$(124.3)
Less: net earnings allocated to participating securities	(4.8)	(4.9)	—
Earnings (loss) per Common share numerator	$186.4	$209.4	$(124.3)

Average Common Shares outstanding (in millions)	51.6	57.1	61.8
Basic and diluted earnings (loss) per Common Share	$3.61	$3.67	$(2.01)

Foreign Currency Exchange

The U.S. dollar is the Company’s reporting currency and the British pound is the functional currency for the Company’s U.K.- based operations. The U.S. dollar is the functional currency for all other operations. The assets and liabilities of the Company’s U.K. operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign currency gains and losses arising from translating these foreign operations to U.S. dollars are reported as a separate component of shareholders’ equity as translation gains and losses, with changes therein reported as a component of other comprehensive income or loss.

The following rates of exchange to the U.S. dollar were used to translate the results of Montpelier’s U.K. operations:

Currency	Closing Rate December 31, 2013	Closing Rate December 31, 2012	Closing Rate December 31, 2011
British pound (GBP)	1.6559	1.6234	1.5617

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the presentation of the Company’s consolidated statements of operations and comprehensive income or financial position.

NOTE 2.          MUSIC Sale

On December 31, 2011, Montpelier completed the MUSIC Sale, received total proceeds of $54.9 million therefrom and recorded an after tax gain on the sale of $11.1 million, which is net of $1.0 million of expenses related to the transaction.  At the time of the MUSIC Sale, MUSIC had 44 employees, all of whom were retained by Selective.

MUSIC’s net assets at the time of sale totaled $37.8 million and included the following third-party assets (liabilities): fixed maturity investments of $48.3 million; cash and cash equivalents of $3.5 million; reinsurance recoverable on paid and unpaid losses $5.5 million; insurance premiums receivable of $5.2 million; unearned premiums ceded of $4.3 million; deferred insurance acquisition costs $(3.9) million; accrued investment income $0.1 million; other assets of $0.3 million; loss and LAE reserves of $(20.3) million; unearned insurance premiums of $(3.2) million; insurance and reinsurance balances payable of $(1.7) million; and other liabilities of $(0.3) million.

Prior to the MUSIC Sale, Montpelier carried a $4.8 million intangible asset on its consolidated balance sheets representing the fair value of MUSIC’s excess and surplus lines authorizations it acquired in 2007.  Montpelier realized the full value of this intangible asset pursuant to the MUSIC Sale.

In connection with this transaction, Montpelier Re has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011. These protections were effected through the following arrangements, each of which became effective as of the closing date:

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

As of December 31, 2013 and 2012, Montpelier Re had remaining loss and LAE reserves of $31.2 million and $43.5 million, respectively, under the MUSIC Quota Share.

Since Montpelier Re has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011, the sale of MUSIC did not constitute a “discontinued operation” in accordance with GAAP.  As a result, the cash flows associated with Montpelier Re’s significant involvement with MUSIC in 2012, as well as certain reinsurance balances and other designated assets serving as collateral supporting such cash flows, is presented within the MUSIC Run-Off segment. See Note 12.

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

As of December 31, 2013, MUSIC had remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition of $2.7 million (the “Acquired Reserves”).  As protection against these liabilities, MUSIC continues to hold a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO (the “GAINSCO Indemnity”) covering any adverse development from its past business.

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

During the fourth quarter of 2013, Montpelier Re recorded a $0.6 million provision in connection with the Loss Development Cover. This provision appears as a non-underwriting expense on the Company’s 2013 consolidated statement of operations and comprehensive income.

NOTE 3.          Loss and LAE Reserve Movements

The following table summarizes Montpelier’s loss and LAE reserve activities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Gross unpaid loss and LAE reserves - beginning	$1,112.4	$1,077.1	$784.6
Reinsurance recoverable on unpaid losses - beginning	(102.7)	(77.7)	(62.4)
Net unpaid loss and LAE reserves - beginning	1,009.7	999.4	722.2

Losses and LAE incurred:
Current year losses	270.9	373.8	701.4
Prior year losses	(144.4)	(87.4)	(89.3)
Total incurred losses and LAE	126.5	286.4	612.1

Net foreign currency translation movements on loss and LAE	6.1	12.0	(2.0)

Net loss and LAE reserves sold pursuant to the MUSIC Sale	—	—	(14.8)

Losses and LAE paid and approved for payment:
Current year losses	(52.1)	(48.9)	(142.6)
Prior year losses	(272.2)	(239.2)	(175.5)
Total losses and LAE paid and approved for payment	(324.3)	(288.1)	(318.1)

Net unpaid loss and LAE reserves - ending	818.0	1,009.7	999.4
Reinsurance recoverable on unpaid losses - ending	63.6	102.7	77.7
Gross unpaid loss and LAE reserves - ending	$881.6	$1,112.4	$1,077.1

Prior Year Loss and LAE Development — 2013

During the year ended December 31, 2013, Montpelier experienced $144.4 million in net favorable development on prior year loss and LAE reserves relating to the following events and factors:

•      2011 Japan earthquake ($10.7 million decrease),

•      Casualty IBNR (excluding medical malpractice) recorded over several prior years ($8.6 million decrease),

•      2011 catastrophes, excluding the Japan earthquake ($7.9 million decrease),

•      IBNR reductions associated with medical malpractice business ($7.3 million decrease),

•      the settlement of several individual claims which occurred in 2007, 2010 and 2011 within the Property and Specialty Individual Risk line of business ($7.2 million decrease),

•      2004 and 2005 Hurricanes ($6.2 million decrease),

•      2012 windstorm Sandy ($6.1 million decrease), and

•      a settlement associated with the 2010 Deepwater Horizon oil rig explosion and fire ($5.6 million decrease).

Additionally, claims reported to Montpelier during 2013 indicated that IBNR for natural catastrophe and individual risk losses initially recorded during 2012 and 2011 (other than those included in the foregoing) exceeded the extent of losses that actually occurred.  Consequently Montpelier decreased its loss and LAE reserves by a further $35.5 million and $16.5 million, respectively, for these classes of business.

The remaining net favorable development on prior year loss and LAE reserves recognized in 2013 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — 2012

During the year ended December 31, 2012, Montpelier experienced $87.4 million in net favorable development on prior year loss and LAE reserves relating to the following events and factors:

•      2011 catastrophe losses relating to the Japan earthquake, Thai floods, Hurricane Irene and other events ($51.0 million decrease),

•      three individual risk losses incurred at Montpelier at Lloyd’s during 2008 and 2011 ($5.3 million decrease),

•      2011 and prior medical malpractice contracts ($4.2 million decrease), and

•      net foreign currency transaction gains ($4.0 million decrease).

The remaining net favorable development on prior year loss and LAE reserves recognized in 2012 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — 2011

During the year ended December 31, 2011, Montpelier experienced $89.3 million in net favorable development on prior year loss and LAE reserves relating to the following events and factors:

•      2010 non-catastrophe property losses incurred at Montpelier at Lloyd’s ($15.4 million decrease),

•      2010 and prior casualty losses incurred at Montpelier Bermuda ($12.9 million decrease),

•      2010 property-catastrophe hail events ($5.5 million increase),

•      2010 earthquakes in Chile and New Zealand ($5.5 million decrease),

•      2005 hurricanes ($5.4 million decrease),

•      2010 marine losses ($3.8 million decrease),

•      2010 Australian flood losses incurred at Montpelier at Lloyd’s ($3.6 million decrease),

•      2008 fire loss that settled below Montpelier Bermuda’s attachment point ($2.6 million decrease),

•      2010 individual risk losses incurred at Montpelier Bermuda ($2.4 million decrease), and

•      2007 European Windstorm Kyrill and U.K. floods ($2.2 million decrease).

The remaining net favorable development on prior year loss and LAE reserves recognized in 2011 related to several smaller adjustments made across multiple classes of business.

Montpelier’s reserving process is highly dependent on the loss information received from its cedants and brokers. With respect to prior year loss and LAE development, information and experience obtained since the last reporting date included changes in loss amounts reported by ceding companies, IBNR recorded as a result of these loss advices and other information and events.

In particular, loss and LAE reserves for non-catastrophe losses initially include significant IBNR as a result of timing lags inherent in the reporting process.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier’s prior year losses and LAE incurred also includes foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $2.4 million, $4.0 million and $(0.3) million during 2013, 2012 and 2011, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier’s loss and LAE reserves include foreign currency translation gains (losses) of $(6.1) million, $(12.0) million and $2.0 million during 2013, 2012 and 2011, respectively. Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its underwriting results or its underwriting ratios.

The following table outlines the composition of Montpelier’s gross and net ending loss and LAE reserves as of December 31, 2013 and 2012:

	December 31,
	2013	2012

Components of ending gross loss and LAE reserves:
IBNR reserves	$549.7	$644.4
Case reserves	331.9	468.0
Gross loss and LAE reserves	$881.6	$1,112.4

Components of ending net loss and LAE reserves:
IBNR reserves	$516.7	$577.2
Case reserves	301.3	432.5
Net loss and LAE reserves	$818.0	$1,009.7

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

The effects of reinsurance on Montpelier’s written and earned premiums and on losses and LAE were as follows:

	Year Ended December 31,
	2013	2012	2011
Premiums written:
Direct	$142.9	$136.9	$166.3
Assumed	563.1	598.4	559.2
Ceded	(102.9)	(119.6)	(101.5)
Net premiums written	$603.1	$615.7	$624.0

Premiums earned:
Direct	$135.1	$125.4	$154.6
Assumed	567.3	610.9	566.5
Ceded	(102.8)	(119.8)	(98.4)
Net premiums earned	$599.6	$616.5	$622.7

Loss and LAE:
Direct	$78.3	$92.6	$115.7
Assumed	52.0	232.6	537.0
Ceded	(3.8)	(38.8)	(40.6)
Net loss and LAE	$126.5	$286.4	$612.1

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid and unpaid losses at December 31, 2013 and 2012, are as follows:

	December 31, 2013		December 31, 2012
Rating	Amount	% of Total	Amount	% of Total
A+	$0.7	19%	$1.3	19%
A	1.4	39	1.7	26
A-	—	—	1.8	27
Unrated by A.M. Best	1.5	42	1.9	28
Total reinsurance recoverable on paid losses	$3.6	100%	$6.7	100%

	December 31, 2013		December 31, 2012
Rating	Amount	% of Total	Amount	% of Total
A+	$28.6	45%	$30.4	30%
A	20.2	32	36.9	36
A-	4.2	6	8.3	8
Unrated by A.M. Best	10.6	17	27.1	26
Total reinsurance recoverable on unpaid losses	$63.6	100%	$102.7	100%

Montpelier’s unrated reinsurance recoverables as of December 31, 2013 and 2012, relate to reinsurers that have either: (i) fully-collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of December 31, 2013, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 5.          Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	December 31, 2013		December 31, 2012
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value

Fixed maturity investments:
Corporate debt securities	$886.7	$906.8	$1,002.9	$1,037.7
Residential mortgage-backed securities	430.3	423.5	616.2	630.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	533.0	524.5	466.4	473.0
Commercial mortgage-backed securities	137.7	138.8	148.6	155.6
Debt securities issued by non-U.S. governments and their agencies	109.6	108.2	109.4	113.3
Debt securities issued by U.S. states and political subdivisions	47.2	47.1	65.2	72.2
Other debt obligations	277.4	281.9	253.5	256.8

Total fixed maturity investments	$2,421.9	$2,430.8	$2,662.2	$2,738.6

Equity securities:
Exchange-listed funds	$84.5	$95.2	$25.0	$26.9
Other	22.1	22.1	13.1	14.0

Total equity securities	$106.6	$117.3	$38.1	$40.9

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise. As of December 31, 2013, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and an average duration of 2.2 years (inclusive of fixed maturity derivative and short positions).

As of December 31, 2013, 68% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency) or represented U.S. government or U.S. government-sponsored enterprise securities, 11% were rated “BBB” (Good) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and 21% were either unrated or rated below “BBB” (or an equivalent rating with another recognized rating agency).

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $130.0 million and $127.8 million as of December 31, 2013 and 2012, respectively.  Montpelier also had open short equity and investment option and future positions of $25.6 million and $11.0 million at December 31, 2013 and 2012, respectively.  Net unrealized losses associated with Montpelier’s open short positions totaled $2.4 million and $4.0 million as of December 31, 2013 and 2012, respectively.

The contractual maturity of Montpelier’s fixed maturity investments at December 31, 2013 and 2012, is presented below:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturity investments:
Due in one year or less	$359.3	$360.1	$139.7	$140.5
Due after one year through five years	811.2	818.8	900.3	921.4
Due after five years through ten years	203.9	203.9	451.2	468.2
Due after ten years	202.0	203.8	152.7	166.2
Mortgage-backed and asset-backed securities	845.5	844.2	1,018.3	1,042.3

Total fixed maturity investments	$2,421.9	2,430.8	$2,662.2	2,738.6

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	December 31, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value

Other investments carried at net asset value:
Limited partnership interests and private investment funds	$70.1	$70.1	$76.6	$76.6
Investment in the BCGR Listed Fund	2.4	2.4	50.0	50.0
Total other investments at net asset value	$72.5	$72.5	$126.6	$126.6

Other investments carried at fair value:
Limited partnership interests and private investment funds	$0.1	$0.1	$15.8	$12.7
CAT Bonds	2.0	2.0	—	—
Derivative instruments	3.1	4.2	0.7	(0.8)
Total other investments carried at fair value	$5.2	$6.3	$16.5	$11.9

Other investments	$77.7	$78.8	$143.1	$138.5

Montpelier’s investments in limited partnership interests and private investment funds are carried at either their fair values or their underlying net asset values, depending on Montpelier’s ownership share. For those funds carried at fair values, the underlying net asset value is used as a best estimate of fair value.

Net appreciation or depreciation in the value of Montpelier’s investments in limited partnerships and private investment funds, the BCGR Listed Fund and CAT Bonds is reported as net realized and unrealized investment gains (losses) on the Company’s consolidated statements of operations and comprehensive income. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (loss) from derivative instruments.

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

The majority of Montpelier’s interests in limited partnerships and private investment funds carried at net asset value can be redeemed or sold with no penalty upon 45 days’ notice.  Redemptions of the remaining interests are subject to early termination fees and liquidity constraints.  Montpelier does not expect to redeem a significant portion of any of these investments during 2014.

Montpelier’s investment in the BCGR Listed Fund at December 31, 2013 and December 31, 2012 represents the amount of its investment in the BCGR Listed Fund that had not been deployed into the BCGR Cell as of those dates.

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures (long) and the LIBOR Swap as of December 31, 2013 and 2012.  See Note 7.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$896.8	$10.0	$906.8
Residential mortgage-backed securities	—	423.5	—	423.5
Debt securities issued/sponsored by the U.S. Treasury and its agencies	430.7	93.8	—	524.5
Commercial mortgage-backed securities	—	138.8	—	138.8
Debt securities issued by non-U.S. governments and their agencies	—	108.2	—	108.2
Debt securities issued by U.S. states and political subdivisions	—	47.1	—	47.1
Other debt obligations	—	263.6	18.3	281.9
Total fixed maturity investments	$430.7	$1,971.8	$28.3	$2,430.8

Equity securities:
Exchange-listed funds	$95.2	$—	$—	$95.2
Other	21.9	—	0.2	22.1
Total equity securities	$117.1	$—	$0.2	$117.3

Other investments carried at fair value	$—	$6.2	$0.1	$6.3
Total investments carried at fair value	$547.8	$1,978.0	$28.6	$2,554.4

Other investments carried at net asset value	$—	$61.5	$11.0	$72.5

Total investments	$547.8	$2,039.5	$39.6	$2,626.9

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$942.3	$95.4	$1,037.7
Residential mortgage-backed securities	—	630.0	—	630.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	267.5	205.5	—	473.0
Commercial mortgage-backed securities	—	155.6	—	155.6
Debt securities issued by non-U.S. governments and their agencies	1.0	112.3	—	113.3
Debt securities issued by U.S. states and political subdivisions	—	72.2	—	72.2
Other debt obligations	—	240.6	16.2	256.8
Total fixed maturity investments	$268.5	$2,358.5	$111.6	$2,738.6

Equity securities:
Exchange-listed funds	$—	$26.9	$—	$26.9
Other	14.0	—	—	14.0
Total equity securities	$14.0	$26.9	$—	$40.9

Other investments carried at fair value	$—	$(0.8)	$12.7	$11.9
Total investments carried at fair value	$282.5	$2,384.6	$124.3	$2,791.4

Other investments carried at net asset value	$—	$102.8	$23.8	$126.6

Total investments	$282.5	$2,487.4	$148.1	$2,918.0

Level 1 Securities

Montpelier’s investments classified as Level 1 as of December 31, 2013 and 2012, consisted of U.S. Treasuries, debt securities issued by foreign governments and long equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of December 31, 2013 and 2012, approximately 33% and 17%, respectively, of Montpelier’s open short fixed maturity positions, and substantially all of Montpelier’s short equity positions, were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of December 31, 2013 and 2012, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of December 31, 2013 and 2012, approximately 63% and 83%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no transfers between Levels 1 and 2 during 2013 or 2012.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of December 31, 2013 and 2012 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.  In addition, as of December 31, 2013, approximately 4% of Montpelier’s open short fixed maturity positions are valued on the basis of Level 3 inputs.

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

Other investments.  Montpelier’s Level 3 other investments at December 31, 2013 and 2012 include investments in limited partnerships and private investment funds that invest in distressed mortgages. The fair value of these investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of December 31, 2013 and 2012, the Company’s Level 3 investments measured at fair value represented 1.1% and 4.5% of its total investments measured at fair value, respectively.  As of December 31, 2013 and 2012, the Company’s total Level 3 investments represented 1.5% and 5.1% of its total investments, respectively.

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during 2013 and 2012:

	Year Ended December 31, 2013
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Net transfers	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$95.4	$17.5	$(28.8)	$(4.1)	$10.9	$(80.9)	$10.0
Other debt obligations	16.2	33.2	(19.7)	0.2	1.2	(12.8)	18.3
Total fixed maturity investments	$111.6	$50.7	$(48.5)	$(3.9)	$12.1	$(93.7)	$28.3

Equity investments	$—	$—	$—	$—	$—	$0.2	$0.2

Other investments	$12.7	$—	$(12.5)	$1.5	$(1.6)	$—	$0.1
Total Level 3 investments	$124.3	$50.7	$(61.0)	$(2.4)	$10.5	$(93.5)	$28.6

	Year Ended December 31, 2012
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$44.7	$149.8	$(102.0)	$0.7	$2.2	$—	$95.4
Other debt obligations	9.7	13.2	(6.8)	—	0.1	—	16.2
Total fixed maturity investments	$54.4	$163.0	$(108.8)	$0.7	$2.3	$—	$111.6

Other investments	$29.3	$—	$(18.8)	$5.6	$(3.4)	$—	$12.7
Total Level 3 investments	$83.7	$163.0	$(127.6)	$6.3	$(1.1)	$—	$124.3

During 2013 Montpelier transferred most of its bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case.  Montpelier has also increased its reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

There were no transfers into or out of Level 3 investments during the year ended December 31, 2012.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the years ended December 31, 2013, 2012 and 2011, consisted of the following:

	Gross Realized Gains on Investments	Gross Realized Losses on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Gains (Losses) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Year Ended December 31, 2013:
Fixed maturity investments	$62.8	$(59.1)	$(64.3)	$0.1	$(60.5)
Equity securities	9.7	(7.7)	5.2	(5.0)	2.2
Other investments	—	(7.4)	11.6	(13.7)	(9.5)
Year Ended December 31, 2012:
Fixed maturity investments	$49.0	$(18.6)	$34.0	$4.3	$68.7
Equity securities	30.0	(6.4)	(14.8)	(1.9)	6.9
Other investments	5.5	(2.8)	6.5	3.6	12.8
Year Ended December 31, 2011:
Fixed maturity investments	$32.2	$(13.3)	$15.1	$(3.8)	$30.2
Equity securities	28.6	(13.3)	(16.8)	0.9	(0.6)
Other investments	0.5	(0.1)	(6.7)	(1.9)	(8.2)

(1)     Represents net realized and unrealized foreign currency gains and losses from investments and income and losses from the following derivative instruments: (i) Foreign Exchange Contracts;  (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures; (v) the UST Contract; and (vi) the LIBOR Swap (see Notes 6 and 7).  These derivatives are carried at fair value within other investments on the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Fixed maturity investments	$71.2	$70.6	$70.5
Cash and cash equivalents	0.5	0.6	0.3
Equity securities	0.7	0.2	0.3
Other investments	0.2	2.0	3.2
Total investment income	72.6	73.4	74.3
Investment expenses	(8.6)	(6.3)	(5.6)
Net investment income	$64.0	$67.1	$68.7

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds (the “Blue Water Trusts”) established for the benefit of ceding companies.  As of December 31, 2013 and 2012, the fair value of all assets held in the Blue Water Trusts was $164.7 million and $22.5 million, respectively, which met the minimum values required on that date.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”) in connection with the MUSIC Sale. The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the MUSIC Quota Share and the Loss Development Cover.  As of December 31, 2013 and 2012, the fair value of all assets held in the MUSIC Trust was $32.0 million and $45.4 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants. Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of December 31, 2013 and 2012, the fair value of all assets held in the Reinsurance Trust was $337.7 million and $338.2 million, respectively, which met the minimum value required on those dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with its reduced collateral requirements in Florida.  As of December 31, 2013 and 2012, the fair value of all assets held in the FL Trust was $26.1 million and $26.0 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. As of December 31, 2013 and 2012, the fair value of all assets held in the Lloyd’s Capital Trust was $160.2 million and $149.6 million, respectively, which met the minimum value required on those dates.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  See Note 13.  As of December 31, 2013 and 2012, the fair value of all assets held in the Premiums Trust Funds was $326.4 million and $371.9 million, respectively.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $6,545.7 million, $3,970.6 million and $2,656.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Maturities, calls and paydowns of investments totaled $373.9 million, $593.7 million and $453.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2013, 2012 and 2011.

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

The plaintiffs are suing all tendering shareholders, including Montpelier Re, on the grounds of fraudulent conveyance and seek recovery of the proceeds received pursuant to the Tribune LBO on the basis that the transaction was undertaken without fair consideration and left Tribune insolvent. The various lawsuits are still pending and, in December 2011, were consolidated in the Federal District Court for the Southern District of New York by the U.S. Judicial Panel on Multidistrict Litigation.

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

NOTE 6.          Debt, Letter of Credit Facilities and Trust Arrangements

Senior Unsecured Debt Due 2022 (“2022 Senior Notes”)

On October 5, 2012, the Company issued $300.0 million in principal amount of 2022 Senior Notes. The 2022 Senior Notes bear interest at a fixed rate of 4.70% per annum, payable semi-annually in arrears on April 15 and October 15 of each year (beginning April 15, 2013), and were issued at a price of 99.682% of their principal amount, providing an effective yield to investors of 4.74%.  The 2022 Senior Notes are scheduled to mature on October 15, 2022, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.  The Company may redeem the 2022 Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, plus accrued and unpaid interest.

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

The carrying value of the 2022 Senior Notes at December 31, 2013, was $299.2 million.

The Company incurred interest expense on the 2022 Senior Notes of $14.0 million during the year ended December 31, 2013 and $3.4 million during the period from October 5, 2012 to December 31, 2012. The Company paid $14.5 million in interest on the 2022 Senior Notes during 2013 but was not obligated to pay any interest on the 2022 Senior Notes during 2012.

Senior Unsecured Debt Due 2013 (“2013 Senior Notes”)

During 2003 the Company issued $250.0 million in principal amount of 2013 Senior Notes of which, at December 31, 2011, $228.0 million in principal amount remained outstanding. The 2013 Senior Notes bore interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year and were scheduled to mature on August 15, 2013.

In November 5, 2012, the Company fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date. In connection with the redemption of the 2013 Senior Notes, the Company recorded a loss on early extinguishment of debt of $9.7 million, which is reflected in the Company’s 2012 consolidated statement of operations and comprehensive income.

The Company incurred interest expense on the 2013 Senior Notes of $11.7 million and $14.0 million during the years ended December 31, 2012 and 2011, respectively.  The Company paid $17.1 million and $14.0 million in interest on the 2013 Senior Notes during the years ended December 31, 2012 and 2011, respectively.

UST Contract

In anticipation of refinancing the 2013 Senior Notes, in July 2012 the Company entered into a derivative contract (the “UST Contract”) with a third-party which was designed to help insulate it against future movements in the 10-year U.S. Treasury rate through a specified date.  The UST Contract, which had a notional value of $250 million, had a tenor of ten years and was required to be terminated on or before August 15, 2013.

On October 2, 2012, the Company terminated the UST Contract and recognized a gain of $0.6 million, which was recorded within net income (loss) from derivative instruments on the Company’s 2012 consolidated statement of operations  and comprehensive income.  The fair value of the UST Contract was derived based on other observable (Level 2) inputs. See Note 7.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bore interest at 8.55% per annum through March 29, 2011, and thereafter at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.05% to 4.11% during 2013, 4.11% to 4.38% during 2012 and 4.05% to 4.38% during 2011.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest on the Trust Preferred Securities of $4.1 million, $4.3 million and $5.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

LIBOR Swap

On February 7, 2012, the Company entered into a five-year swap agreement with a third-party (the “LIBOR Swap”) which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the LIBOR Swap to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net income (loss) from derivative instruments on the Company’s consolidated statements of operations and comprehensive income, as opposed to interest and financing expenses.  The fair value of the LIBOR Swap is derived based on other observable (Level 2) inputs. See Note 7.

Letter of Credit Facilities

In the normal course of business, Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $32.0 million and $128.0 million at December 31, 2013 and 2012, respectively. The following table outlines these facilities as of December 31, 2013:

Secured Operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date
Bilateral Facility	$75.0	$22.4	None
Four Year Committed Facility	75.0	2.3	Oct. 2016

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral.  As of December 31, 2013 and 2012, the Company and Montpelier Re were in compliance with all covenants.

Montpelier Re’s Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45% (which was increased from 0.40% effective August 1, 2011). The commitment fee is charged on drawn balances only.  As of December 31, 2013, there were $22.4 million in outstanding letters of credit drawn under this facility.

In October 2012 Montpelier Re entered into the Four Year Committed Facility with a commercial bank for the provision of a secured letter of credit facility. This facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral provided) and 0.125% on undrawn balances. As of December 31, 2013, there were $2.3 million in outstanding letters of credit drawn under this facility.

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

As an extension of Montpelier’s investing activities, certain of its investment managers have entered into credit derivative arrangements (“Credit Derivatives”), interest rate contracts (“Interest Rate Contracts”) and investment options and futures (“Investment Options and Futures”), as well as Foreign Exchange Contracts.

In order to help insulate the Company against future movements in the 10-year U.S. Treasury in connection with the its refinancing of the 2013 Senior Notes, the Company entered into the UST Contract. See Note 6.

In order to fix the future net cash flows associated with its Trust Preferred Securities to be a set amount each period, the Company entered into the LIBOR Swap.  See Note 6.

As a means of managing its underwriting risk, Montpelier has entered into ILW swap contracts (the “Outward ILW Swaps”) which provide reinsurance-like protection for specific loss events associated with certain lines of its business.

As an extension of its underwriting activities, Montpelier has sold ILW protection (the “Inward ILW Swaps”), which are  derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.

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

For the remaining Foreign Exchange Contracts, the UST Contract and the LIBOR swap, Montpelier determines the fair values on the basis of information received from counterparties and verification by reference to published rates.  The Outward ILW Swaps and the Inward ILW Swaps are valued on the basis of models developed by Montpelier.

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

The following tables present the fair values and balance sheet location of Montpelier’s derivative instruments recorded at December 31, 2013 and 2012 and the net income (loss) from such derivative instruments during the years ended December 31, 2013, 2012 and 2011:

		Fair Value at December 31,
Derivative Instruments	Balance Sheet Location	2013	2012
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$0.6	$(1.1)
U.S. Dollars sold	Other Investments	(0.1)	1.6
Cross-currency	Other Investments	0.4	—
Credit Derivatives	Other Investments	(0.2)	(0.4)
Interest Rate Contracts	Other Investments	1.5	(0.2)
Investment Options and Futures (long)	Other Investments	3.8	1.0
LIBOR Swap	Other Investments	(0.5)	(1.7)
Investment Options and Futures (short)	Other Investments	(1.3)	—
Outward ILW Swaps	Other Assets	0.2	0.1
Inward ILW Swaps	Other Liabilities	(1.5)	—

	Year Ended December 31,
Income (Loss) From Derivative Instruments	2013	2012	2011
Foreign Exchange Contracts - underwriting activities	$(4.5)	$7.5	$5.7
Foreign Exchange Contracts - investing activities	2.0	(3.9)	1.4
Credit Derivatives	(16.9)	(0.4)	(4.9)
Interest Rate Contracts	5.0	2.7	(7.5)
Investment Options and Futures	(3.7)	(0.3)	2.8
UST Contract	—	0.6	—
LIBOR Swap	0.4	(2.2)	—
Outward ILW Swaps	(7.6)	(0.8)	(0.7)
Inward ILW Swaps	—	—	0.1
Net income (loss) from derivative instruments	$(25.3)	$3.2	$(3.1)

A description of each of Montpelier’s derivative instrument activities follows:

Foreign Exchange Contracts

From time to time Montpelier, either directly or indirectly through its investment managers, enters into foreign currency agreements which constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. Montpelier enters into these agreements in connection with both its underwriting and investing activities.

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

Montpelier’s open Foreign Exchange Contracts at December 31, 2013, were denominated in Australian dollars, Brazilian reals, British pounds, Canadian dollars, European Union euros, Japanese yen, Korean won, Mexican pesos, New Zealand dollars, Philippines pesos, Polish zloty, Singapore dollars, South African rand, Swedish krona, Swiss francs, and Turkish lira. Montpelier’s open Foreign Exchange Contracts at December 31, 2012, were denominated in Australian dollars, Brazilian reals, British pounds, Canadian dollars, European Union euros, Japanese yen and New Zealand dollars.

The notional values of Montpelier’s open Foreign Exchange Contracts in which US dollars were purchased or sold were as follows:

	December 31,
Notional values	2013	2012
U.S. Dollars purchased	$287.9	$165.0
U.S. Dollars sold	279.3	155.2

The fair value of the Foreign Exchange Contracts is derived based on other observable (Level 2) inputs.

Credit Derivatives

From time to time Montpelier’s investment managers enter into various credit derivative instruments in the form of either: (i) index positions; or (ii) instruments whose values are derived from the credit risk associated with underlying bonds, loans or other financial instruments.  In such transactions, Montpelier is effectively the buyer or seller of credit protection, depending on the specific instrument. When Montpelier is buying credit protection, the value of its derivative position increases (or decreases) when the associated credit risk of the instrument increases (or decreases). Conversely, when Montpelier is selling credit protection, the value of its derivative position decreases (or increases) when the associated credit risk of the instrument increases (or decreases).

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

Outward ILW Swaps

In July 2013 Montpelier Re entered into an ILW Swap (the “Florida Wind Swap”) with a third-party in order to purchase protection against its Florida wind exposures from July 3, 2013 to December 15, 2013.  In return for a fixed payment of $4.9 million, Montpelier Re was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole.  The maximum recovery to Montpelier Re was $25.0 million.  During the term of the Florida Wind Swap, no industry loss event occurred which would have triggered a payment to Montpelier Re.

In June 2013 Blue Water Re entered into an ILW Swap (the “Blue Water Re Swap”) with a third-party in order to purchase protection against its Florida wind exposures from June 1, 2013 to December 31, 2013.  In return for a fixed payment of $0.5 million, Blue Water Re was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole.  The maximum recovery to Blue Water Re was $5.0 million.  During the term of the Blue Water Re Swap, no industry loss event occurred which would have triggered a payment to Blue Water Re.

During the second quarter of 2013, Montpelier Re entered into four ILW Swaps (the “Japan Wind Swaps”) with a third-party in order to purchase protection against its Japan-based wind and flood exposures from April 1, 2013 to December 15, 2013.  In return for combined fixed payments totaling $2.0 million, Montpelier Re was entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under each Japan Wind Swap was $5.0 million, or $20.0 million in total.  During the term of the Japan Wind Swaps, no industry loss event occurred which would have triggered a payment to Montpelier Re.

In July 2013 Syndicate 5151 entered into an ILW Swap (the “2013 Engineering Swap”) with a third-party in order to purchase protection against its construction and engineering exposures from July 1, 2013 to June 30, 2014.  In return for a fixed payment of $0.3 million, Syndicate 5151 is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Syndicate 5151 under the 2013 Engineering Swap is $3.0 million.  Through December 31, 2013, Montpelier was not aware of any industry loss event occurring which would have triggered a payment to Syndicate 5151 under the 2013 Engineering Swap.

The 2013 Engineering Swap is a renewal of a former ILW Swap (the “2012 Engineering Swap”) which covered Syndicate 5151’s construction and engineering exposures from June 11, 2012 to June 30, 2013.  The 2012 Engineering Swap incorporated the same fixed and floating payments as those associated with the 2013 Engineering Swap, and expired without any payment to Syndicate 5151.

In April 2012 Montpelier Re entered into an ILW Swap (the “Japan Wind Swap”) with a third-party in order to purchase protection against its Japan windstorm exposures from April 2012 to November 30, 2012.  In return for a fixed payment of $0.6 million, Montpelier Re was entitled to receive a floating-rate payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the Japan Wind Swap was $5.0 million.  During the term of the Japan Wind Swap, no industry loss event occurred which would have triggered a payment to Montpelier Re.

In November 2010 Montpelier Re entered into an ILW Swap (the “U.S. Event Swap”) with a third-party in order to purchase protection against its U.S. earthquake and European windstorm exposures from November 2010 to June  2011.  In return for a fixed payment of $1.0 million, Montpelier Re was entitled to receive a floating-rate payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Montpelier Re under the U.S. Event Swap was $5.0 million. During the term of the U.S. Event Swap, no industry loss event occurred which would have triggered a payment to Montpelier Re.

The fair values of Outward ILW Swaps are derived based on unobservable (Level 3) inputs.

Inward ILW Swaps

In December 2013 Blue Capital Re ILS entered into an ILW Swap (the “2013 Inward Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for the receipt of a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand. Blue Capital Re ILS’s maximum payment obligation under the 2013 Inward Swap is $10.0 million. Through December 31, 2013, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a payment obligation under the 2013 Inward Swap.

In April 2010 Montpelier Re entered into an ILW Swap (the “2010 Inward Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for the receipt of a fixed payment of $0.4 million, Montpelier Re was required to make a floating-rate payment in the event of certain earthquake losses incurred in any of several U.S. states.  Montpelier Re’s maximum payment obligation under the 2010 Inward Swap was $15.0 million. During the term of the 2010 Inward Swap, no industry loss event occurred which would have triggered a payment by Montpelier Re.

The fair value of Inward ILW Swaps are derived based on unobservable (Level 3) inputs.

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

Common Shares

The following table summarizes the Company’s Common Share activity during the years ending December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in Common Shares)	2013	2012	2011
Beginning Common Shares outstanding	55,269,690	60,864,174	64,557,204
Common Shares repurchased and retired	(6,248,302)	(5,549,789)	(4,349,302)
Common Shares repurchased and placed in treasury	(342,244)	(431,800)	—
Issuances of Common Shares in satisfaction of vested RSU obligations	595,021	387,105	656,272
Ending Common Shares outstanding	49,274,165	55,269,690	60,864,174

As of December 31, 2013, the Company had 49,274,165 Common Shares outstanding consisting of 50,462,839 Common Shares issued less 1,188,674 Common Shares held in treasury.  As of December 31, 2012, the Company had 55,269,690 Common Shares outstanding consisting of 56,711,141 Common Shares issued less 1,441,451 Common Shares held in treasury.

2013 Common Share activity

The Company repurchased 6,121,324 Common Shares during 2013 pursuant to a publicly announced share repurchase program at an average price of $25.56 per share. Of these Common Shares repurchased during 2013, 5,779,080 Common Shares were retired and 342,244 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations.

On March 7, 2013, the Board authorized the private purchase of 469,222 Common Shares from Mr. Thomas G.S. Busher, the Company’s former Chief Operating Officer (“COO”) and Head of European Operations, in connection with his planned retirement on December 31, 2013.  The price negotiated and paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached. See Note 14.  The Common Shares purchased from Mr. Busher were retired.

During 2013 the Company issued 595,021 Common Shares in satisfaction of vested RSU obligations.  See Note 9. The Common Shares were issued from the Company’s treasury resulting in a net loss on issuance of $4.7 million, of which $0.6 million was recorded as a reduction to additional paid-in capital and $4.1 million was recorded as a reduction to retained earnings.

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

Common Share Repurchase Authorization

As of December 31, 2013,  the Company had a remaining Common Share repurchase authorization of $267.6 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared, on a quarterly basis, regular cash dividends per Common Share during the years ended December 31, 2013, 2012 and 2011 totaling $0.470, $0.430 and $0.405, respectively.  The total amount of dividends paid to holders of Common Shares during the years ended December 31, 2013, 2012 and 2011, was $24.2 million, $24.4 million and $25.0 million, respectively.  As of December 31, 2013 and 2012, the Company had $6.2 million and $6.4 million of dividends payable to holders of Common Shares.

The Company declared, on a quarterly basis, cash dividends per Preferred Share totaling $2.219 during each of the years ended December 31, 2013 and 2012, respectively, and $1.510 during the interim period from May 10, 2011 to December 31, 2011. The total amount of dividends paid to holders of Preferred Shares during the years ended December 31, 2013, 2012 and 2011, was $13.3 million, $13.3 million and $5.8 million, respectively.  As of December 31, 2013 and 2012, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

NOTE 9.   Share-Based Compensation

At the discretion of the Board’s Compensation and Nominating Committee (the “Compensation Committee”), incentive awards, the value of which are based on Common Shares, may be made to eligible employees, consultants and non-employee directors of the Company and its subsidiaries.

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

The 2012 LTIP served to replace the Company’s former Long-Term Incentive Plan (the “2007 LTIP”), which was approved by the Company’s shareholders on May 23, 2007 and expired on May 23, 2011.  During each of the years presented herein, the only incentive awards issued or outstanding under either the 2012 LTIP or the 2007 LTIP were RSUs.

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

The Company currently uses variable RSUs (“Variable RSUs”) as the principal component of its ongoing long-term incentive compensation for participating employees. Variable RSUs are awarded based on Company performance during the first year of the applicable performance period (the “Initial RSU Period”) and are earned ratably each year based on continued employment over a four year vesting period.  Since the number of RSUs to be awarded is dependent upon Company performance during the Initial RSU Period, the number of RSUs estimated to be awarded for that cycle may fluctuate throughout the Initial RSU Period.

For 2013, the number of Variable RSUs expected to be formally awarded to participating employees was based on the increase in the Company’s fully converted book value per Common Share (“FCBVPCS”).  FCBVPCS is computed by dividing the common shareholders’ equity available to the Company by the sum of its ending Common Shares and unvested RSUs outstanding. The Company’s calculation of the increase in FCBVPCS represents the growth in its FCBVPCS during the Initial RSU Period, after taking into account dividends on Common Shares declared during such period.

For 2012, the number of Variable RSUs actually awarded was also based on the increase in the Company’s FCBVPCS.

For 2011, the number of Variable RSUs actually awarded was based on a targeted return on equity (“ROE”) assuming a standardized investment return. In this instance, ROE is computed by dividing the Company’s adjusted comprehensive income or loss (based on the sum of the Company’s actual underwriting result and standard investment result) by the Company’s actual average common shareholders’ equity.

The Company also uses fixed RSUs (“Fixed RSUs”) as a supplemental component of its ongoing long-term incentive compensation for certain employees and its non-employee directors.  Unlike Variable RSUs, the number of Fixed RSUs is fixed on the grant date. Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the boards of directors of both the Company and MAL. Additionally, when the actual number of Variable RSUs to be awarded in any given year has been formally determined, they are effectively converted into Fixed RSUs.

As of December 31, 2013, the Company’s Variable RSUs outstanding consisted of those for the 2013 to 2016 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2013 increase in its FCBVPCS versus a target increase of 9.76% (“Target”).  If Target is achieved, the Company would expect to grant 529,882 Variable RSUs to participants.  At an increase in FCBVPCS of 2.76% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 16.76% or more (“Maximum”), the Company would expect to grant 1,059,764 Variable RSUs to participants.

RSU Activity - Years Ended December 31, 2013, 2012 and 2011

The following table summarizes the Company’s RSU activity for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,327,041	$10.3	761,279	$4.7	1,637,580	$11.3
Fixed RSUs Awarded	35,000	0.8	50,700	1.1	100,000	1.8
Variable RSUs, 2013-2016 cycle:
RSUs projected to be awarded	900,800	19.4	—	—	—	—
Variable RSUs, 2012-2015 cycle:
RSUs projected to be awarded	—	—	1,058,304	17.6	—	—
Variable RSUs, 2010-2013 cycle:
RSU payout adjustments	—	—	—	—	(12,181)	(0.1)
RSU payments	(791,716)	—	(476,426)	—	(807,954)	—
RSU forfeitures	(22,751)	(0.3)	(66,816)	(1.0)	(156,166)	(0.8)
RSU expense recognized	—	(18.0)	—	(12.1)	—	(7.5)
End of period	1,448,374	$12.2	1,327,041	$10.3	761,279	$4.7

RSU Awards and Payments - 2013

During 2013 the Company awarded 35,000 Fixed RSUs to its non-management directors and its President and Chief Executive Officer, Christopher L. Harris.  Of the total Fixed RSUs awarded during the year, 18,000 RSUs represented annual one-year Fixed RSU awards to directors, 12,000 RSUs represented one-time three-year Fixed RSU awards to two newly-appointed directors and 5,000 RSUs represented an annual one-year Fixed RSU award to Mr. Harris pursuant to his new service agreement, which was approved by the Board on May 17, 2013.

On the basis of the Company’s preliminary determination of its increase in FCBVPCS achieved during 2013, the Company anticipated awarding 900,800 Variable RSUs for the 2013-2016 award cycle at December 31, 2013, or 170% of the in force target RSUs for that cycle at that time. The actual number of Variable RSUs to be awarded for the 2013 to 2016 cycle will be formally determined by the Compensation Committee in February 2014.

During 2013 the Company paid out 791,716 vested RSUs and withheld, at the recipient’s election, 196,695 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 595,021 Common Shares from its treasury throughout the year.  See Note 8.  The fair value of the RSUs paid out during 2013 was $21.5 million.

RSU Awards and Payments - 2012

During 2012 the Company awarded 50,700 Fixed RSUs to its non-management directors and participating employees.  Of the total Fixed RSUs awarded during the year, 18,000 RSUs represented annual one-year Fixed RSU awards to directors, 6,000 RSUs represented a one-time three-year Fixed RSU award to a newly-appointed director, 16,200 RSUs represented four-year Fixed RSU awards to employees and 10,500 RSUs represented five-year Fixed RSU awards to employees.

On the basis of the Company’s preliminary determination of its increase in FCBVPCS achieved during 2012, the Company anticipated awarding 1,058,304 Variable RSUs for the 2012-2015 award cycle at December 31, 2012, or 200% of the in force target RSUs for that cycle at that time. The actual number of Variable RSUs awarded for the 2012 to 2015 cycle was formally determined to be 1,058,304 by the Compensation Committee in February 2013.

During 2012 the Company paid out 476,426 vested RSUs and withheld, at the recipient’s election, 89,321 RSUs in satisfaction of statutory income tax liabilities. As a result, the Company issued 387,105 Common Shares from its treasury  throughout the year.  See Note 8.  The fair value of the RSUs paid out during 2012 was $10.3 million.

RSU Awards and Payments - 2011

During 2011 the Company awarded 100,000 Fixed RSUs to its non-management directors and participating employees.  Of the total Fixed RSUs awarded during the year, 20,000 RSUs represented annual one-year Fixed RSU awards to directors,30,0000 RSUs represented a three-year Fixed RSU award to an employee and 50,000 RSUs represented five-year Fixed RSU awards to employees.

On the basis of the Company’s preliminary determination of its ROE achieved during 2011, the Company did not anticipate awarding any Variable RSUs for the 2011-2014 cycle as of December 31, 2011.  The actual number of Variable RSUs awarded for the 2011 to 2014 cycle was formally determined to be zero by the Compensation Committee in February 2012.

Based on actual 2010 results achieved, and as formally approved by the Compensation Committee in February 2011, the actual number of Variable RSUs awarded for the 2010-2013 cycle was subsequently reduced by 12,181 RSUs in order to fix the number of Variable RSUs awarded to be 123% of the in force target RSUs for that cycle at that time.

During 2011 the Company paid out 807,954 vested RSUs and withheld, at the recipients’ election, 151,682 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 656,272 Common Shares from its treasury throughout the year. See Note 8. The fair value of the RSUs paid out during 2011 was $13.8 million.

RSU Forfeitures, Forfeiture  Assumptions and Other RSU Adjustments

For the years presented, the Company assumed a zero to 8.8% forfeiture rate depending on the nature and term of individual awards and past and recent experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding during 2013, 2012 and 2011 by $0.3 million, $1.0 million and $0.8 million, respectively.

In connection with the planned retirement of Mr. Busher on December 31, 2013, the Company agreed to accelerate the vesting of certain of his RSU awards pursuant to a transition letter dated February 21, 2013. See Note 14. The acceleration of the vesting of Mr. Busher’s outstanding RSUs awards resulted in the Company recognizing an additional $1.7 million of RSU expense in 2013 which would have otherwise been recognized in future periods.

RSUs Outstanding at December 31, 2013

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at December 31, 2013 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value
Five-year RSU awards granted in 2009	1,500	$—
Four-year RSU awards granted in 2010	1,250	—
Three-year RSU awards granted in 2011	10,000	—
Five-year RSU awards granted in 2011	30,000	0.1
Three-year RSU awards granted in 2012	4,000	—
Four-year RSU awards granted in 2012	464,424	3.3
Five-year RSU awards granted in 2012	8,400	0.1
One-year RSU awards granted in 2013	16,000	0.2
Three-year RSU awards granted in 2013	12,000	0.2
Four-year RSU awards granted in 2013 (those awards in their Initial Award Period)	900,800	8.3
Total RSUs outstanding at December 31, 2013	1,448,374	$12.2

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $7.5 million, $3.6 million and $1.1 million during 2014, 2015 and 2016 & beyond, respectively.

NOTE 10.   Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, primarily Bermuda, the U.K. and the U.S.  The Company, BCRH, Montpelier Re, Blue Water Re and Blue Capital Re intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be subject to direct taxation in the U.K. or the U.S. However, because there is no definitive authority regarding activities that constitute taxable activities in the U.K. or the U.S., there can be no assurance that those jurisdictions will not contend, perhaps successfully, that the Company, BCRH, Montpelier Re, Blue Water Re and/or Blue Capital Re is engaged in a trade or business in the U.S. and is therefore subject to taxation. In that event, those entities would be subject to U.K. income taxes, or U.S. income and branch profits taxes, on income that is connected with or attributable to such activities unless the corporation is entitled to relief under an applicable tax treaty.

The Company has subsidiaries domiciled in the U.K. and the U.S. which are subject to the respective foreign and/or federal income taxes in those jurisdictions. The Company’s U.S.- domiciled subsidiaries are also subject to state and local income taxes. The provision for U.S. federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations.

The Company has no current intention, or liquidity need, to repatriate any earnings from its U.K. and U.S. operations to Bermuda.  Additionally, the Company’s current structure is such that any distributions of earnings from its subsidiaries outside of Bermuda would not subject Montpelier to a significant amount of incremental taxation.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.

U.K.

MAL, MUSL, MCL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  Of these U.K. entities, only MCL remained in a cumulative net operating loss position at December 31, 2013. The cumulative net operating loss associated with MCL’s operations may be carried forward to offset future taxable income generated by that entity and do not expire with time.

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

During 2013 and 2011, Montpelier was able to utilize cumulative net operating losses and Group Relief to either partially or fully offset its current income liabilities for those years. During 2012 each of the entities within Montpelier’s U.K. group generated pretax income so Montpelier was unable to utilize Group Relief to offset MAL, MUSL and MHL’s 2012 current income tax liabilities.

The U.K. statutory corporate income tax rate applicable to the Company’s U.K. entities is currently 23%, and is expected to decrease to 21% effective April 1, 2014.

The tax years open to examination by the HM Revenue & Customs for these companies are from 2011 to present and no examinations are currently pending.

United States

MUI, MTR, BCAL and their parent, MRUSHL, are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations and are currently in a cumulative net operating loss position.  The net operating losses associated with these operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027. The provision for U.S. federal income taxes associated with Montpelier’s U.S. operations has been determined under the principles of a consolidated tax provision within the U.S. Internal Revenue Code and Regulations.

The U.S. Federal statutory corporate income tax rate applicable to the Company’s U.S. entities is currently 35%.

The tax years open to examination by the Internal Revenue Service for these subsidiaries are from 2010 to present and no examinations are currently pending.

Montpelier’s consolidated income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Current tax provision:
Bermuda	$—	$—	$—
U.K.	(0.4)	0.7	—
U.S. Federal and state	0.1	0.1	—
Current tax provision (benefit)	$(0.3)	$0.8	$—

Deferred tax benefit:
Bermuda	$—	$—	$—
U.K.	0.2	(0.5)	(0.6)
U.S. Federal and state	—	—	—
Deferred tax provision (benefit)	$0.2	$(0.5)	$(0.6)
Total income tax provision (benefit)	$(0.1)	$0.3	$(0.6)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.

An outline of the significant components of Montpelier’s deferred tax assets and liabilities follows:

	December 31,
	2013	2012
Deferred tax assets:
U.S. net operating loss carryforwards	$10.4	$12.7
Non-U.S. net operating loss carryforwards	3.1	3.8
Share-based compensation	2.7	1.0
Other items	1.2	0.9
Total gross deferred tax assets	17.4	18.4
Less: deferred tax asset valuation allowance	(16.9)	(17.8)
Total net deferred tax assets (included in other assets)	$0.5	$0.6
Deferred tax liabilities	$—	$—

During 2013 Montpelier utilized $1.0 million of its gross deferred tax asset to offset otherwise currently taxable income. During 2012 Montpelier experienced a $0.9 million reduction in its gross deferred tax asset in connection with the sale of PUAL.

The Company established deferred tax asset valuation allowances at December 31, 2013 and 2012 of $16.9 million and $17.8 million, respectively. The deferred tax asset valuation allowances established reflect the inception-to-date losses incurred by its U.K. and U.S. operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize its deferred tax asset balances.

A reconciliation of actual income taxes to the amount calculated using Bermuda’s income tax rate of zero is as follows:

	Year Ended December 31,
	2013	2012	2011
Income (loss) before income taxes	$210.5	$227.9	$(115.8)
Income taxes at the expected income tax rate of Bermuda	$—	$—	$—
Foreign tax provision (benefit) at actual rates:
U.K.	$(0.2)	$0.2	$(0.6)
U.S.	0.1	0.1	—
Total income tax provision (benefit)	$(0.1)	$0.3	$(0.6)
Effective income tax rate	—%	0.1%	0.5%

The components of the Company’s income (loss) before income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic:
Bermuda	$205.3	$232.2	$(105.5)
Foreign:
U.K.	4.6	(4.4)	(18.0)
U.S.	0.6	0.1	7.7
Income (loss) before income taxes	$210.5	$227.9	$(115.8)

During the years ended December 31, 2013, 2012 and 2011, Montpelier paid total income taxes of $0.5 million, $0.1 million and zero million, respectively.

Montpelier currently believes that it has no uncertain tax positions which, if challenged on technical merits, would cause a material effect on the Company’s consolidated financial statements.

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

At December 31, 2013, the fair value of the 2022 Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $303.2 million, which compared to a carrying value of $299.2 million. At December 31, 2012, the fair value of the 2022 Senior Notes was $306.9 million, which compared to a carrying value of $299.1 million. See Note 6.

At December 31, 2013 and 2012, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $89.5 million and $89.0 million, respectively, which compared to a carrying value of $100.0 million. See Note 6.

At December 31, 2013 and 2012, the fair value and net asset value of Montpelier’s other investments carried on the Company’s balance sheets were approximately the same. See Note 5.

NOTE 12. Segment Reporting

The Company currently operates through four reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s, Collateralized Reinsurance and MUSIC Run-Off. Each segment constitutes a separate underwriting platform through which Montpelier writes insurance and reinsurance business. The Company’s segment disclosures present the operations of these underwriting platforms prior to the effects of inter-segment quota share reinsurance agreements among them.

The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Board and senior management.

The Company, certain intermediate holding and service companies and eliminations relating to inter-segment reinsurance and support services are collectively referred to as “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Montpelier Bermuda	$2,773.9	$3,126.5
Montpelier at Lloyd’s	543.4	552.9
Collateralized Reinsurance	394.4	74.0
MUSIC Run-Off	32.1	48.9
Corporate and Other, including inter-segment eliminations	14.7	7.8
Total assets	$3,758.5	$3,810.1

A summary of Montpelier’s consolidated statements of operations by segment for the years ended December 31, 2013, 2012 and 2011 follows:

Year Ended December 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	MUSIC Run-Off	Corporate and Other	Total
Gross premiums written	$429.4	$235.2	$39.8	$0.5	$1.1	$706.0
Ceded reinsurance premiums	(75.8)	(23.0)	(3.0)	—	(1.1)	(102.9)
Net premiums written	353.6	212.2	36.8	0.5	—	603.1
Change in net unearned premiums	5.6	1.5	(10.6)	—	—	(3.5)
Net premiums earned	359.2	213.7	26.2	0.5	—	599.6
Loss and LAE	(17.0)	(105.9)	(2.2)	(1.4)	—	(126.5)
Acquisition costs	(34.4)	(52.6)	(3.2)	(0.3)	—	(90.5)
General and administrative expenses	(39.3)	(36.5)	(3.5)	—	(39.9)	(119.2)
Underwriting income	268.5	18.7	17.3	(1.2)	(39.9)	263.4
Net investment income	57.7	5.4	—	0.8	0.1	64.0
Other expenses, net of other revenues	0.1	—	0.6	(0.6)	(0.3)	(0.2)
Net investment and foreign currency losses	(52.7)	(10.2)	—	(0.9)	(1.3)	(65.1)
Net loss from derivative instruments	(27.0)	1.8	(0.5)	—	0.4	(25.3)
Interest and other financing expenses	(0.2)	—	—	—	(18.6)	(18.8)
Offering costs associated with BCRH	—	—	—	—	(7.5)	(7.5)
Income before income taxes	$246.4	$15.7	$17.4	$(1.9)	$(67.1)	$210.5

Year Ended December 31, 2012	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	MUSIC Run-Off	Corporate and Other	Total
Gross premiums written	$480.5	$246	$2.4	$2.5	$3.9	$735.3
Ceded reinsurance premiums	(99.8)	(15.9)	—	—	(3.9)	(119.6)
Net premiums written	380.7	230.1	2.4	2.5	—	615.7
Change in net unearned premiums	(11.2)	(12.8)	—	24.8	—	0.8
Net premiums earned	369.5	217.3	2.4	27.3	—	616.5
Loss and LAE	(159.5)	(107.6)	—	(19.3)	—	(286.4)
Acquisition costs	(40.5)	(46.6)	(0.1)	(9.4)	—	(96.6)
General and administrative expenses	(44.2)	(38.2)	(1.7)	—	(32.1)	(116.2)
Underwriting income	125.3	24.9	0.6	(1.4)	(32.1)	117.3
Net investment income	63.2	2.9	—	1.0	—	67.1
Other revenues	0.2	0.6	—	0.2	(0.2)	0.8
Net investment and foreign currency gains	84.8	(15.0)	—	0.4	(0.6)	69.6
Net income from derivative instruments	1.8	3.0	—	—	(1.6)	3.2
Interest and other financing expenses	(0.8)	(1.9)	—	—	(17.7)	(20.4)
Loss on early extinguishment of debt	—	—	—	—	(9.7)	(9.7)
Income before income taxes	$274.5	$14.5	$0.6	$0.2	$(61.9)	$227.9

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier at Lloyd’s	MUSIC Run-Off	Corporate and Other	Total
Gross premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5
Ceded reinsurance premiums	(78.4)	(29.5)	(7.8)	14.2	(101.5)
Net premiums written	368.1	204.0	51.9	—	624.0
Change in net unearned premiums	9.9	(9.5)	(1.7)	—	(1.3)
Net premiums earned	378.0	194.5	50.2	—	622.7
Loss and LAE	(373.8)	(196.2)	(42.1)	—	(612.1)
Acquisition costs	(53.6)	(40.5)	(11.3)	—	(105.4)
General and administrative expenses	(37.9)	(28.0)	(8.7)	(24.0)	(98.6)
Underwriting loss	(87.3)	(70.2)	(11.9)	(24.0)	(193.4)
Net investment income	64.3	2.4	2.0	—	68.7
Other revenues	0.2	0.3	—	—	0.5
Gain on MUSIC Sale	—	—	—	11.1	11.1
Net investment and foreign currency gains	24.4	(4.1)	0.8	(0.1)	21.0
Net expense from derivative instruments	(4.7)	1.6	—	—	(3.1)
Interest and other financing expenses	(1.3)	(0.2)	—	(19.1)	(20.6)
Loss before income taxes	$(4.4)	$(70.2)	$(9.1)	$(32.1)	$(115.8)

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$279.0	$4.7	$39.8	$—	$1.0	$324.5
Property Specialty - Treaty	50.3	4.3	—	—	0.1	54.7
Other Specialty - Treaty	68.7	78.3	—	—	(0.1)	146.9
Property and Specialty Individual Risk	31.4	147.9	—	0.5	0.1	179.9
Total gross premiums written	$429.4	$235.2	$39.8	$0.5	$1.1	$706.0

Year Ended December 31, 2012	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$332.8	$10.9	$2.4	$—	$3.9	$350.0
Property Specialty - Treaty	47.5	6.1	—	—	—	53.6
Other Specialty - Treaty	70.4	82.1	—	—	—	152.5
Property and Specialty Individual Risk	29.8	146.9	—	2.5	—	179.2
Total gross premiums written	$480.5	$246.0	$2.4	$2.5	$3.9	$735.3

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier at Lloyd’s	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$289.4	$33.1	$—	$(12.7)	$309.8
Property Specialty - Treaty	45.0	9.2	—	—	54.2
Other Specialty - Treaty	77.7	76.7	—	(0.3)	154.1
Property and Specialty Individual Risk	34.4	114.5	59.7	(1.2)	207.4
Total gross premiums written	$446.5	$233.5	$59.7	$(14.2)	$725.5

(1)     Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s and, for 2011, between MUSIC Run-Off and Montpelier at Lloyd’s, each of which are eliminated in consolidation.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment. The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Year Ended December 31,
	2013		2012		2011
U.S. and Canada	$346.2	49%	$351.7	48%	$336.3	46%
Worldwide (1)	210.4	30	231.5	31	239.2	33
Worldwide, excluding U.S. and Canada (2)	33.8	5	23.1	3	38.3	5
Western Europe, excluding the U.K. and Ireland	31.9	4	30.7	4	27.8	4
Japan	22.1	3	27.5	4	23.6	3
U.K. and Ireland	20.1	3	24.1	3	18.9	3
Other	41.5	6	46.7	7	41.4	6
Total gross premiums written	$706.0	100%	$735.3	100%	$725.5	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$229.5	$4.1	$26.2	$—	$0.7	$260.5
Property Specialty - Treaty	47.3	5.1	—	—	(0.3)	52.1
Other Specialty - Treaty	59.6	83.0	—	—	—	142.6
Property and Specialty Individual Risk	22.8	121.5	—	0.5	(0.4)	144.4
Total net premiums earned	$359.2	$213.7	$26.2	$0.5	$—	$599.6

Year Ended December 31, 2012	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$235.4	$11.6	$2.4	$—	$0.2	$249.6
Property Specialty - Treaty	44.5	7.0	—	—	—	51.5
Other Specialty - Treaty	63.7	79.2	—	—	0.7	143.6
Property and Specialty Individual Risk	25.9	119.5	—	27.3	(0.9)	171.8
Total net premiums earned	$369.5	$217.3	$2.4	$27.3	$—	$616.5

Year Ended December 31, 2011	Montpelier Bermuda	Montpelier at Lloyd’s	MUSIC Run-Off	Corporate and Other (1)	Total
Property Catastrophe - Treaty	$220.6	$30.9	$—	$(9.1)	$242.4
Property Specialty - Treaty	48.3	8.7	—	1.3	58.3
Other Specialty - Treaty	78.5	60.8	—	4.7	144.0
Property and Specialty Individual Risk	30.6	94.1	50.2	3.1	178.0
Total net premiums earned	$378.0	$194.5	$50.2	$—	$622.7

(1)     Represents inter-segment excess-of-loss reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s and, for 2011, between MUSIC Run-Off and Montpelier at Lloyd’s, each of which are eliminated in consolidation.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Year Ended December 31,
	2013		2012		2011
U.S. and Canada	$328.6	55%	$350.9	57%	$313.6	50%
Worldwide (1)	124.1	21	123.0	20	162.8	26
Worldwide, excluding U.S. and Canada (2)	33.2	5	22.2	3	33.8	5
Western Europe, excluding the U.K. and Ireland	31.7	5	30.9	5	29.6	5
Japan	22.6	4	26.2	4	22.9	4
U.K. and Ireland	21.1	4	22.6	4	26.1	4
Other	38.3	6	40.7	7	33.9	6
Total net earned premiums	$599.6	100%	$616.5	100%	$622.7	100%

(1)          “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)          “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

NOTE 13. Regulation and Capital Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. Montpelier Re, Blue Water Re and Blue Capital Re are regulated by the Bermuda Monetary Authority (the “BMA”). MAL is subject to regulation by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”), each of which are the successors to the former U.K. Financial Services Authority. MAL and MCL are regulated by Lloyd’s. MUI is subject to approval by Lloyd’s as a Coverholder for Syndicate 5151.

Bermuda

Montpelier Re

Montpelier Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”) as a Class 4 insurer. Under the Insurance Act, Class 4 insurers are required to annually prepare and file statutory and GAAP financial statements and a statutory financial return. The Insurance Act also requires Montpelier Re to maintain minimum levels of statutory net assets (“Statutory Capital and Surplus”), to maintain minimum liquidity ratios and to meet minimum solvency margins. Failure to meet such requirements may subject an entity to regulatory actions by the BMA. For all periods presented herein, Montpelier Re believes that it has satisfied these requirements.

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

As of December 31, 2013 and 2012, Montpelier Re’s Statutory Capital and Surplus was $1,847.1 million and $1,820.8 million, respectively. The principal differences between Montpelier Re’s Statutory Capital and Surplus and its net assets determined in accordance with GAAP include statutory deductions for deferred acquisition costs, fixed assets and investment securities held in trust for the benefit of MCL through the Lloyd’s Capital Trust. Such differences totaled $181.8 million and $170.9 million at December 31, 2013 and 2012, respectively.

For the year ended December 31, 2012, Montpelier Re’s Statutory Capital and Surplus of $1,820.8 million comfortably exceeded its 2012 BSCR of $667.0 million. Montpelier Re expects that it will also comfortably satisfy this requirement for the year ended December 31, 2013, although its 2013 BSCR will not be completed and filed with the BMA until April2014.

The Company will disclose Montpelier Re’s 2013 BSCR in its Form 10-Q for the quarterly period ended March 31,2014.

Montpelier Re’s 2013, 2012 and 2011 statutory net income (loss) was $300.7 million, $281.6 million and $(69.0) million, respectively.

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

The Insurance Act also provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Montpelier Re exceeded its minimum liquidity requirements at December 31, 2013 and 2012 by $2,670.9 million and $2,993.9 million, respectively.

With respect to the year ended December 31, 2013, Montpelier Re had the ability to dividend up to $455.2 million without BMA approval of which $225.0 million was actually declared and paid. With respect to the year ended December 31, 2012, Montpelier Re had the ability to dividend up to $377.8 million to its parent without BMA approval of which $75.0 million was actually declared and paid.

Blue Water Re

Blue Water Re is registered with the BMA as a Special Purpose Insurer, meaning that its insurance and reinsurance contracts must be fully-collateralized and the parties to the transactions must be sophisticated. Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.

Blue Water Re is required to notify the BMA of each reinsurance contract it writes. Further, Blue Water Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA.

Blue Water Re is not subject to the BMA’s BSCR requirements. However, the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Water Re. If Blue Water Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

There is no minimum solvency margin or liquidity ratio that must be maintained by Blue Water Re provided that the value of its GAAP assets exceed the value of its GAAP liabilities. As of December 31, 2013 and 2012, Blue Water Re’s assets exceeded the value of its liabilities by $212.8 million and $22.5 million, respectively.

As of December 31, 2013 and 2012, Blue Water Re had the ability to dividend up to $212.8 million and $22.5 million, respectively, to its parent without BMA approval. Blue Water Re did not declare or pay any dividends during 2013 or 2012.

Blue Water Re’s 2013 and 2012 net income (loss) was $20.3 million and $(2.3) million, respectively, and it did not declare or pay any dividends during those years.

Blue Capital Re

Blue Capital Re is registered with the BMA as a Class 3A insurer. As a result of the approvals received from the BMA and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized. Further, Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA.

Blue Capital Re has received an exemption from the BMA’s BSCR requirements for 2013. However, the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re and provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin. If Blue Capital Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Blue Capital Re’s minimum solvency margin has been set by the BMA to be $1.0 million at all times.

The Insurance Act also provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.

As of December 31, 2013, the value of Blue Capital Re’s assets exceeded the value of its liabilities and its minimum solvency margin by $159.0 million and the value of its relevant assets exceeded the value of its relevant liabilities by $151.5 million.

Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital. As of December 31, 2013, Blue Capital Re had the ability to distribute up to $24.0 million of its total capital to its parent without BMA approval.

Blue Capital Re did not distribute any of its total capital or declare or pay any dividends during 2013.

Blue Capital Re’s net loss for 2013 was less than $0.1 million.

BCML and BCIML

BCML and BCIML are each licensed and supervised by the BMA as an investment manager and an insurance agent/manager, respectively. Neither BCML nor BCIML are subject to any material minimum solvency requirements.

Montpelier Group

The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business.

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial statements.

In 2011 the BMA designated Montpelier Re as Montpelier’s Designated Insurer and formally notified Montpelier that it had determined that it would act as Montpelier’s group supervisor.

Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the Designated Insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors. The Designated Insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.

As group supervisor, the BMA will perform a number of supervisory functions including: (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

In carrying out its functions, the BMA may make rules for: (i) assessing the financial situation and the solvency position of the insurance group and its members; and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

Other international supervisory authorities are not, at the current time, under any obligation to accept or otherwise rely on the BMA’s determination that it is acting as group supervisor, rather the BMA’s decision defines the scope and extent of the BMA’s interest in Montpelier’s operations group-wide.

The Bermuda Companies Act 1981 (the “Companies Act”)

The Companies Act also limits the Company’s, BCRH’s, Montpelier Re’s, Blue Water Re’s and Blue Capital Re’s ability to pay dividends and/or distributions to its shareholders in that neither the Company, BCRH, Montpelier Re, Blue Water Re nor Blue Capital Re is permitted to declare or pay a dividend or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities.

U.K.

Montpelier participates in the Lloyd’s market through Syndicate 5151, which is managed by MAL and is capitalized through MCL. MAL is regulated by the PRA and the FCA and is also subject to the oversight of the Council of Lloyd’s.

The PRA, which is a subsidiary of the Bank of England, is responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers, Lloyd’s managing agents, and investment banks. The PRA has the responsibility for promoting the safety and soundness of Lloyd’s and its members taken together, including the Lloyd’s New Central Fund, and the prudential regulation of managing agents.

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

The PRA and the FCA form a supervisory college for Lloyd’s and maintain cooperation arrangements with Lloyd’s in support of their activities. They also have powers of direction over Lloyd’s and consult with each other in the exercise of such powers.

The Council of Lloyd’s is responsible under the Lloyd’s Act 1982 for the management and supervision of Lloyd’s, including its members, syndicates and managing agents, and has rule-making and enforcement powers. The Council of Lloyd’s may discharge some of its functions directly by making decisions and issuing resolutions, requirements, rules and byelaws. Other decisions are delegated to the Lloyd’s Franchise Board and associated committees. The PRA and FCA, when relevant, coordinate with each other and Lloyd’s over its use of enforcement powers.

MAL, as a Lloyd’s Managing Agent, is subject to capital requirements and minimum solvency tests established by Lloyd’s and the PRA. MAL’s statutory net assets, as reported to Lloyd’s as of December 31, 2013 and 2012, totaled $1.2 million and $1.3 million, respectively. MAL’s restricted net assets (the amount of its statutory net assets that were not available to dividend or distribute to its parent without Lloyds’ approval) at December 31, 2013 and 2012 totaled $0.9 million. Any amount of MAL’s statutory net assets in excess of its net restricted assets may be distributed to its parent without Lloyds’ approval.

MCL, Syndicate 5151’s corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2013, 2012 and 2011 was £180 million.

As the corporate underwriting member of Lloyd’s, MCL is bound by the rules of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules, among other matters, prescribe MCL’s membership subscription, the level of its contribution to the Lloyd’s New Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation in Lloyd’s syndicates.

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. In the case of Syndicate 5151’s 2012 underwriting year of account, MAL carried out a syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the PRA under the Individual Capital Adequacy Standards regime in force. In the case of Syndicate 5151’s 2013 underwriting year of account, MAL carried out a Solvency Capital Requirement (“SCR”) assessment in addition to the ICA, utilizing the Syndicate’s own internal model according to Solvency 2 principles, which was subsequently reconciled to the ICA.

Both the ICA and SCR evaluate the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assess the amount of capital that syndicate members should hold against those risks.

Lloyd’s reviews each syndicate’s SCR annually and may challenge it. In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift to the overall market capital resources requirement produced by the SCR, and each syndicate is allocated its proportion of the uplift. The aggregate amount is known as a syndicate’s Economic Capital Assessment, which is used by Lloyd’s to determine the syndicate’s required FAL.

MCL is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s in order to satisfy its FAL requirements, which are met through the Lloyd’s Capital Trust. The assets held in the Lloyd’s Capital Trust are provided by Montpelier Re.

MCL’s combined statutory net assets of $160.2 million and $149.6 million at December 31, 2013 and 2012, respectively, which include the assets held in the Lloyd’s Capital Trust, exceeded MCL’s restricted net assets (the amount of its combined statutory net assets that were not available to dividend or distribute to its parent without Lloyds’ approval) of $156.3 million and $149.3 million at such dates, respectively. Any amount of MCL’s combined statutory net assets in excess of its restricted net assets may be distributed to its parent, subject to passing a Lloyd’s release test.

MCL’s net income, as reported to Lloyd’s for the years ended December 31, 2013 and 2012, was $23.2 million and $26.8 million, respectively.

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

As of December 31, 2013, Syndicate 5151 held $293.3 million in investment securities (including accrued interest) and $33.1 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.   As of December 31, 2012, Syndicate 5151 held $269.3 million in investment securities (including accrued interest) and $102.6 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

NOTE 14. Management Transition and Related Party Transactions

Management Transition

On December 31, 2013, Mr. Thomas G.S. Busher retired from his role as the Company’s COO and Head of European Operations. Mr. Busher continues to serve as a director and the non-executive Chairman of the Board of Directors of MAL.

In order to promote a smooth transition of Mr. Busher’s duties and responsibilities, the Company entered into a transition letter with him on February 21, 2013 pursuant to which he agreed to: (i) retire from the Board, effective May 17, 2013, the end of his existing term as a Class B director, (ii) transition his executive roles with the Company during 2013, and (iii) retire as COO and Head of European Operations on December 31, 2013 (the date Mr. Busher’s service agreement expired).

Pursuant to the transition letter, Mr. Busher waived all rights to severance and other termination payments set forth in his service agreement, including any entitlement to payments upon expiration or non-renewal of his service agreement. In consideration for Mr. Busher’s waiver of these and other rights under his service agreement, as well as his release of any claims against the Company and his continued compliance with the restrictive covenants contained in his service agreement, the Company agreed to the following treatment of his outstanding RSUs awards: (i) the RSUs that were originally granted to Mr. Busher pursuant to the 2010-2013 and 2012-2015 Variable RSU cycles, which were scheduled to vest on December 15, 2013, were vested fully on March 15, 2013; (ii) the RSUs that were originally granted to Mr. Busher as part of the 2012-2015 Variable RSU cycle, which are scheduled to vest on December 15, 2014 or later, were vested fully on December 15, 2013; and (iii) the RSUs that were granted to Mr. Busher as part of the 2013-2016 Variable RSU cycle, which are scheduled to vest on December 15, 2014 or later, will vest fully on March 15, 2014. See Note 9.

In connection with Mr. Busher’s planned retirement, on March 7, 2013 he sold 469,222 Common Shares to the Company in a private transaction. The price negotiated and paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached.

BCRH

BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its subsidiaries Blue Capital Re and Blue Capital Re ILS. BCRH commenced its operations in November 2013 and, pursuant to an initial public offering (the “IPO”), its common shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange. As of December 31, 2013, Montpelier Re owned 28.6% of BCRH’s outstanding common shares.

In connection with the IPO, Montpelier: (i) reimbursed BCRH for the underwriting discount it incurred, which was equal to 5% of the gross proceeds it received from third parties ($6.2 million); (ii) paid a structuring fee to a third-party equal to 1% of the gross proceeds BCRH received from third parties ($1.3 million); and (iii) paid $0.9 million of BCRH’s offering expenses (representing BCRH’s offering expenses in excess of $1.0 million). The BCRH underwriting discount and structuring fees paid by Montpelier were recorded as a non-underwriting expense on the Company’s 2013 consolidated statement of operations and comprehensive income.

The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML and BCIML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. In addition, Blue Water Re, the Company’s wholly-owned special purpose insurance vehicle, is a significant source of reinsurance business for BCRH.

Mr. William Pollett, the Company’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director and the Chief Executive Officer of BCRH and Mr. Michael Paquette, the Company’s Chief Financial Officer, serves as BCRH’s interim Chief Financial Officer. Further, Mr. Christopher Harris, the Company’s Chief Executive Officer, serves as Chairman of BCRH.

Montpelier provides services to BCRH and its subsidiaries through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Contract”), between Blue Capital Re and Blue Water Re, beginning in 2014 Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Contract, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

Investment Management Agreement. BCRH has entered into an Investment Management Agreement with BCML (the “Investment Management Agreement”). Pursuant to the terms of the Investment Management Agreement, BCML has full discretionary authority, including the delegation of the provision of its services, to manage BCRH’s assets, subject to its underwriting guidelines, the terms of the Investment Management Agreement and the oversight of BCRH’s board of directors.

Underwriting and Insurance Management Agreement. BCRH, Blue Capital Re and BCIML have entered into an Underwriting and Insurance Management Agreement (the “Underwriting and Insurance Management Agreement”). Pursuant to the Underwriting and Insurance Management Agreement, BCIML provides underwriting, risk management, claims management, ceded retrocession agreements management, and actuarial and reinsurance accounting services to Blue Capital Re. BCIML has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to Blue Capital Re’s underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the BCRH’s board of directors.

Administrative Services Agreement. BCRH has entered into an Administrative Services Agreement with BCML (the “Administrative Services Agreement”). Pursuant to the terms of the Administrative Services Agreement, BCML provides BCRH with support services, including the services of Messrs. Pollett, and Paquette, as well as finance and accounting, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

BCRH and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), BCRH and/or its subsidiaries must pay a one-time termination fee to the Managers, as applicable, equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $8.7 million as of December 31, 2013).

On a stand-alone basis, any fees incurred pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement, including any fees triggered upon termination or non-renewal of any of them, represent expenses to BCRH and /or its subsidiaries and revenues to the Managers. On a consolidated basis, the portion of such fees incurred by BCRH’s non-controlling interests pursuant to these agreements represent a decrease to the net income attributable to non-controlling interests on the Company’s Consolidated Statement of Operations and Comprehensive Income, thereby increasing the net income and comprehensive income available to the Company.

During 2013, Montpelier earned a total of $0.4 million and $0.1 million pursuant to services it provided to BCRH and its subsidiaries under the Investment Management Agreement and the Administrative Services Agreement, respectively. Montpelier did not perform any services during 2013 pursuant to the BW Retrocessional Contract and did not earn any amounts pursuant to the Underwriting and Insurance Management Agreement.

As of December 31, 2013, BCRH and its subsidiaries owed Montpelier $0.5 million for the services performed pursuant to the aforementioned agreements.

NOTE 15. Commitments and Contingent Liabilities

Commitments

As of December 31, 2013, Montpelier had unfunded commitments to invest $4.9 million into two separate private investment funds.

Montpelier’s letter of credit facilities and trust arrangements are secured by collateral accounts containing cash, cash equivalents and investments that are required to be maintained at specified levels. See Note 6.

Montpelier leases office space under noncancellable operating leases that expire on various dates. Future annual minimum commitments under existing noncancellable leases for Montpelier’s office space are $5.0 million, $4.9 million, $3.4 million, $1.2 million and $0.9 million for 2014, 2015, 2016, 2017 and 2018 and beyond, respectively.

Montpelier also has various other operating lease obligations that are immaterial in the aggregate.

BCRH and/or its subsidiaries are parties to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement. See Note 14.

Lloyd’s New Central Fund

The Lloyd’s New Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Lloyd’s New Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2013, 2012 and 2011). In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Lloyd’s New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier currently estimates that its 2014 obligation to the Lloyd’s New Central Fund will be approximately $1.2 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2013, 2012 and 2011) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw. Montpelier currently estimates that its 2014 obligation to Lloyd’s for such charges will be approximately $2.9 million.

Litigation

Montpelier is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve insurance or reinsurance contract disputes which are typical for the insurance and reinsurance industry. Montpelier’s estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and loss adjustment expenses on its consolidated statements of operations and comprehensive income and are included within loss and loss adjustment expense reserves on its consolidated balance sheets.

During 2011, Montpelier Re was named in a series of lawsuits filed by a group of plaintiffs in their capacity as trustees for senior debt issued by Tribune on behalf of various senior debt holders. See Note 5.

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at December 31, 2013.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at December 31, 2013.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. Management has reviewed the results of its assessment with the Audit Committee.

PricewaterhouseCoopers Ltd., the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 as stated in their report which appears on page F-50.

February 26, 2014

/s/ Christopher L. Harris	/s/ Michael S. Paquette
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer & Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers Ltd.

Hamilton, Bermuda

February 26, 2014

MONTPELIER RE HOLDINGS LTD.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2013 and 2012 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the consolidated results of operations for the interim periods.

	2013 Three Months Ended				2012 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net insurance and reinsurance premiums earned	$148.0	$153.0	$138.9	$159.7	$156.6	$153.0	$146.4	$160.5
Net investment income	14.2	16.7	16.7	16.4	16.8	15.5	17.2	17.6
Net realized and unrealized investment gains (losses)	8.1	4.6	(61.2)	(0.7)	3.5	33.2	13.3	32.4
Net foreign currency gains (losses)	(9.4)	(22.3)	(5.3)	21.1	(2.3)	(10.8)	2.9	(2.6)
Net income (loss) from derivative instruments	(11.0)	(6.7)	(12.2)	4.6	(1.1)	0.7	2.1	1.5
Other revenues	0.4	—	—	—	—	0.1	0.2	0.5
Total revenues	150.3	145.3	76.9	201.1	173.5	191.7	182.1	209.9
Underwriting expenses	58.2	82.6	95.8	99.6	181.6	111.3	111.8	94.5
Interest and other financing charges	4.7	4.7	4.7	4.7	5.9	4.7	4.8	5.0
Loss on early extinguishment of debt (see Note 6)	—	—	—	—	9.7	—	—	—
Other expenses (see Notes 2 and 14)	8.1	—	—	—	—	—	—	—
Total expenses	71.0	87.3	100.5	104.3	197.2	116.0	116.6	99.5

Income (loss) before income taxes	79.3	58.0	(23.6)	96.8	(23.7)	75.7	65.5	110.4
Income tax benefit (provision)	—	(0.1)	0.4	(0.2)	0.4	(0.7)	—	—
Net income (loss)	79.3	$57.9	$(23.2)	$96.6	(23.3)	$75.0	$65.5	$110.4
Net income attributable to non-controlling interests	(2.6)	(1.6)	(0.7)	(1.2)	—	—	—	—
Net income (loss) available to the Company	76.7	56.3	(23.9)	95.4	(23.3)	$75.0	$65.5	$110.4
Dividends declared on Preferred Shares	(3.3)	(3.3)	(3.4)	(3.3)	(3.3)	(3.3)	(3.4)	(3.3)
Net income (loss) available to common shareholders	$73.4	$53.0	$(27.3)	$92.1	$(26.6)	$71.7	$62.1	$107.1
Amounts per Common Share:
Basic and diluted earnings (loss)	$1.44	$1.02	$(0.52)	$1.65	$(0.48)	$1.25	$1.06	$1.74
Fully converted book value	$29.42	$28.06	$27.03	$27.49	$26.14	$26.61	$25.36	$24.30

SCHEDULE I

MONTPELIER RE HOLDINGS LTD.

SUMMARY OF INVESTMENTS — OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2013

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
Bonds:
Corporate bonds and asset-backed securities	$1,614.6	$1,626.4	$1,626.4
U.S. Government and government agencies and authorities (1)	533.0	524.5	524.5
Non-U.S. governments and agencies	109.6	108.2	108.2
Convertibles and bonds with warrants attached	85.0	91.8	91.8
States, municipalities and political subdivisions	47.2	47.1	47.1
Public utilities	32.5	32.8	32.8
Total fixed maturity investments	$2,421.9	$2,430.8	$2,430.8

Equity securities:
Industrial, miscellaneous and other	$94.2	$105.5	$105.5
Non-redeemable preferred stocks	9.6	8.9	8.9
Banks, trust and insurance companies	2.8	2.9	2.9
Total equity securities	$106.6	$117.3	$117.3

Other investments	$77.7	$78.8	$78.8
Total investments	$2,606.2	$2,626.9	$2,626.9

(1)    Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

MONTPELIER RE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2013	2012
Assets:
Cash and cash equivalents	$2.6	$2.9
Other investments	(0.5)	(1.7)
Restricted cash	1.1	2.4
Investments in subsidiaries and affiliates, on the equity method of accounting	2,344.9	2,053.5
Intercompany receivables	10.4	150.9
Other assets	3.0	3.5
Total Assets	$2,361.5	$2,211.5
Liabilities:
Debt	$399.2	$399.1
Intercompany payables	57.7	160.5
Accounts payable and other liabilities	17.6	22.5
Total Liabilities	474.5	582.1
Shareholders’ Equity:
Preferred shareholders’ equity	150.0	150.0
Common shareholders’ equity	1,492.1	1,479.4
Non-controlling interests	244.9	—
Total Shareholders’ Equity	1,887.0	1,629.4
Total Liabilities and Shareholders’ Equity	$2,361.5	$2,211.5

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2013	2012	2011
Revenues	$	$—	$—
Expenses	(66.1)	(63.3)	(43.1)
Parent only net loss	(66.1)	(63.3)	(43.1)
Equity in earnings (losses) of subsidiaries and affiliates	276.7	290.9	(72.1)
Net income (loss)	210.6	227.6	(115.2)
Net income attributable to non-controlling interests	(6.1)	—	—
Net income (loss) available to the Company	204.5	227.6	(115.2)
Dividends declared on Preferred Shares	(13.3)	(13.3)	(9.1)
Net income (loss) available to the Company’s common shareholders	$191.2	$214.3	$(124.3)
Net income (loss)	$210.6	$227.6	$(115.2)
Net change in foreign currency translation	0.9	0.8	2.1
Comprehensive income (loss)	211.5	228.4	(113.1)
Net income attributable to non-controlling interests	(6.1)	—	—
Comprehensive net income (loss) available to the Company	$205.4	$228.4	$(113.1)

MONTPELIER RE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2013	2012	2011
Cash flows from operations:
Net income (loss)	$210.6	$227.6	$(115.2)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Equity in (earnings) losses of subsidiaries and affiliates	(276.7)	(290.9)	72.1
Dividends received from subsidiaries and affiliates	225.0	76.8	66.5
Net realized and unrealized (gains) losses on investment-related derivative instruments	(0.4)	1.6	—
Expense recognized for RSUs	18.0	12.1	7.5
Net amortization and depreciation of assets and liabilities	0.1	0.2	0.4
Net change in other assets and other liabilities	31.5	54.7	(54.3)
Net cash provided from (used for) operations	208.1	82.1	(23.0)
Cash flows from investing activities:
Contributions of capital made to subsidiaries	—	—	(6.5)
Returns of capital received from subsidiaries and affiliates	—	6.4	—
Settlements of investment-related derivative instruments	(0.8)	0.3	—
Net change in restricted cash	1.3	(2.4)	—
Net cash provided from (used for) investing activities	0.5	4.3	(6.5)
Cash flows from financing activities:
Redemptions of 2013 Senior Notes	—	(228.0)	—
Proceeds from 2022 Senior Note issuance	—	299.1	—
Debt issuance costs - 2022 Senior Notes	—	(2.7)	—
Repurchases of Common Shares	(171.4)	(117.5)	(87.9)
Net proceeds from issuance of Preferred Shares	—	—	145.4
Dividends paid on Common Shares	(24.2)	(24.4)	(25.0)
Dividends paid on Preferred Shares	(13.3)	(13.3)	(5.8)
Net cash (used for) provided from financing activities	(208.9)	(86.8)	26.7
Net decrease in cash and cash equivalents during the year	(0.3)	(0.4)	(2.8)
Cash and cash equivalents - beginning of year	2.9	3.3	6.1
Cash and cash equivalents - end of year	$2.6	$2.9	$3.3

SCHEDULE III

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses (1)	Unearned premiums (2)	Other policy claims and benefits payable	Net premiums earned	Net investment income (3)	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses (4)	Net premiums written
December 31, 2013:
Montpelier Bermuda	$18.9	$520.9	$130.6	$—	$359.2	$57.7	$17.0	$34.4	$39.3	$353.6
Montpelier at Lloyd’s	31.5	337.3	135.5	—	213.7	5.4	105.9	52.6	36.5	212.2
Collateralized Reinsurance	1.1	0.6	10.6	—	26.2	—	2.2	3.2	3.5	36.8
MUSIC Run-Off	—	31.2	—	—	0.5	0.8	1.4	0.3	—	0.5
December 31, 2012:
Montpelier Bermuda	$17.2	$728.2	$139.1	$—	$369.5	$63.2	$159.5	$40.5	$44.2	$380.7
Montpelier at Lloyd’s	31.2	354.0	131.0	—	217.3	2.9	107.6	46.6	38.2	230.1
Collateralized Reinsurance	—	—	—	—	2.4	—	—	0.1	1.7	2.4
MUSIC Run-Off	—	43.5	—	—	27.3	1.0	19.3	9.4	—	2.5
December 31, 2011:
Montpelier Bermuda	$16.2	$716.9	$130.6	$—	$378.0	$64.3	$373.8	$53.6	$37.9	$368.1
Montpelier at Lloyd’s	26.2	341.6	114.0	—	194.5	2.4	196.2	40.5	28.0	204.0
MUSIC Run-Off	8.5	38.3	24.8	—	50.2	2.0	42.1	11.3	8.7	51.9

(1)    Excludes inter-segment eliminations relating to reserves for unpaid claims and claims adjustment expenses of $8.4 million, $13.3 million and $19.7 million for 2013, 2012 and 2011, respectively.

(2)    Excludes inter-segment eliminations relating to unearned premiums of zero million, zero million and $3.5 million for 2013, 2012 and 2011, respectively.

(3)    Excludes $0.1 million, zero million and zero million of net investment income earned within Montpelier’s Corporate and Other operations for 2013, 2012 and 2011, respectively.

(4)    Excludes $39.9 million, $32.1 million and $24.0 million of other underwriting expenses incurred within Montpelier’s Corporate and Other operations for 2013, 2012 and 2011, respectively.

SCHEDULE IV

MONTPELIER RE HOLDINGS LTD.

REINSURANCE

($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Net premiums written by segment	Direct amount	Ceded to other companies (1)	Assumed from other companies (1)	Net amount	Percentage of amount assumed to net
December 31, 2013:
Montpelier Bermuda	$19.8	$(75.8)	$409.6	$353.6	116%
Montpelier at Lloyd’s	123.1	(23.0)	112.1	212.2	53%
Collateralized Reinsurance	—	(3.0)	39.8	36.8	108%
MUSIC Run-Off	—	—	0.5	0.5	100%
December 31, 2012:
Montpelier Bermuda	$18.4	$(99.8)	$462.1	$380.7	121%
Montpelier at Lloyd’s	118.5	(15.9)	127.5	230.1	55%
Collateralized Reinsurance	—	—	2.4	2.4	100%
MUSIC Run-Off	—	—	2.5	2.5	100%
December 31, 2011:
Montpelier Bermuda	$18.4	$(78.4)	$428.1	$368.1	116%
Montpelier at Lloyd’s	88.2	(29.5)	145.3	204.0	71%
MUSIC Run-Off	59.7	(7.8)	—	51.9	—%

(1) Excludes eliminations relating to inter-segment reinsurance of $1.1 million, $3.9 million and $(14.2) million for 2013, 2012 and 2011, respectively.

SCHEDULE VI

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Millions)

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Deferred policy	Reserves for unpaid claims and claims	Discount, if any,		Net	Net	Claims and claims adjustment expenses incurred related to		Amortization of policy	Paid claims and claims	Net
		acquisition costs	adjustment expenses (1)	deducted in Column C	Unearned premiums (2)	premiums earned	investment income (3)	current year	prior year	acquisition costs	adjustment expenses	premiums written
Montpelier Bermuda:
	2013	$18.9	$520.9	$—	$130.6	$359.2	$57.7	$123.7	$(106.7)	$34.4	$185.3	$353.6
	2012	17.2	728.2	—	139.1	369.5	63.2	205.4	(45.9)	40.5	174.8	380.7
	2011	16.2	716.9	—	130.6	378.0	64.3	421.8	(48.0)	53.6	247.0	368.1
Montpelier at Lloyd’s:
	2013	$31.5	$337.3	$—	$135.5	$213.7	$5.4	$145.0	$(39.1)	$52.6	$123.7	$212.2
	2012	31.2	354.0	—	131.0	217.3	2.9	148.6	(41.0)	46.6	99.2	230.1
	2011	26.2	341.6	—	114.0	194.5	2.4	234.5	(38.3)	40.5	52.8	204.0
Collateralized Reinsurance:
	2013	$1.1	$0.6	$—	$10.6	$26.2	$—	$2.2	$—	$3.2	$1.6	$36.8
	2012	—	—	—	—	2.4	—	—	—	0.1	—	2.4
MUSIC Run-Off:
	2013	$—	$31.2	$—	$—	$0.5	$0.8	$—	$1.4	$0.3	$13.7	$0.5
	2012	—	43.5	—	—	27.3	1.0	19.8	(0.5)	9.4	14.1	2.5
	2011	8.5	38.3	—	24.8	50.2	2.0	45.1	(3.0)	11.3	18.3	51.9

(1) Excludes inter-segment eliminations relating to reserves for unpaid claims and claims adjustment expenses of $8.4 million, $13.3 million, and $19.7 million for 2013, 2012 and 2011, respectively.

(2) Excludes inter-segment eliminations relating to unearned premiums of zero million, zero million, $3.5 million for 2013, 2012 and 2011, respectively.

(3) Excludes $0.1 million, zero million and zero million of net investment income earned within Montpelier’s corporate and other operations for 2013, 2012 and 2011, respectively.