Form 10-Q
period 2014-03-31
MONTPELIER RE HOLDINGS LTD
filed 2014-05-08
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, the registrant had 46,430,783 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except share amounts)	2014	2013
Assets
Fixed maturity investments, at fair value (amortized cost: $2,464.6 and $2,421.9)	$2,496.3	$2,430.8
Equity securities, at fair value (cost: $148.0 and $106.6)	156.9	117.3
Other investments (cost: $152.9 and $77.7)	155.6	78.8
Total investments	2,808.8	2,626.9
Cash and cash equivalents	747.4	468.4
Restricted cash	74.5	133.7
Reinsurance recoverable on unpaid losses	55.0	63.6
Reinsurance recoverable on paid losses	4.3	3.6
Insurance and reinsurance premiums receivable	273.8	203.4
Unearned reinsurance premiums ceded	38.3	22.6
Deferred insurance and reinsurance acquisition costs	61.4	51.5
Accrued investment income	16.2	15.0
Amounts receivable under reverse repurchase agreements	121.5	80.8
Unsettled sales of investments	132.6	58.8
Other assets	30.4	30.2

Total Assets	$4,364.2	$3,758.5
Liabilities
Loss and loss adjustment expense reserves	$839.1	$881.6
Debt	399.2	399.2
Unearned insurance and reinsurance premiums	373.6	276.7
Insurance and reinsurance balances payable	62.2	43.3
Amounts payable under repurchase agreements	402.7	—
Investment securities sold short, at fair value	220.4	155.6
Unsettled purchases of investments	110.7	58.8
Accounts payable, accrued expenses and other liabilities	46.9	56.3

Total Liabilities	2,454.8	1,871.5

Commitments and Contingent Liabilities (See Note 10)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares, at par value - issued 48,109,054 and 50,462,839 shares	0.1	0.1
Additional paid-in capital	830.5	900.5
Common Shares held in treasury, at cost: 1,091,196 and 1,188,674 shares	(19.0)	(18.9)
Retained earnings	697.8	612.8
Accumulated other comprehensive loss	(2.2)	(2.4)

Total Shareholders’ Equity available to the Company	1,657.2	1,642.1

Non-controlling interests	252.2	244.9

Total Shareholders’ Equity	1,909.4	1,887.0

Total Liabilities and Shareholders’ Equity	$4,364.2	$3,758.5

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods Ended
	March 31,
(In millions of U.S. dollars, except per share amounts)	2014	2013
Revenues
Gross insurance and reinsurance premiums written	$273.5	$261.2
Ceded reinsurance premiums	(36.4)	(35.2)

Net insurance and reinsurance premiums written	237.1	226.0
Change in net unearned insurance and reinsurance premiums	(80.3)	(66.3)

Net insurance and reinsurance premiums earned	156.8	159.7
Net investment income	12.9	16.4
Net realized and unrealized investment gains (losses)	22.7	(0.7)
Net foreign currency gains (losses)	(1.8)	21.1
Net income (loss) from derivative instruments	(5.1)	4.6
Other revenue	0.3	—

Total revenues	185.8	201.1
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	27.4	50.6
Insurance and reinsurance acquisition costs	24.8	22.1
General and administrative expenses	26.8	26.9
Non-underwriting expenses:
Interest and other financing expenses	4.7	4.7

Total expenses	83.7	104.3

Income before income taxes	102.1	96.8
Income tax benefit (provision)	0.1	(0.2)

Net income	102.2	96.6

Net income attributable to non-controlling interests	(9.0)	(1.2)

Net income available to the Company	93.2	95.4

Dividends declared on Preferred Shares	(3.3)	(3.3)

Net income available to the Company’s common shareholders	$89.9	$92.1

Net income	$102.2	96.6

Net change in foreign currency translation	0.2	(3.5)

Comprehensive income	102.4	93.1

Net income attributable to non-controlling interest	(9.0)	(1.2)

Comprehensive income available to the Company	$93.4	$91.9

Per share data:
Basic and diluted earnings per Common Share	$1.84	$1.65
Dividends declared per Common Share	0.125	0.115

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Month Periods Ended March 31, 2014 and 2013

Unaudited

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Opening balances at January 1, 2014	$1,887.0	$150.0	$0.1	$900.5	$(18.9)	$612.8	$(2.4)	$244.9

Net income	102.2	—	—	—	—	93.2	—	9.0
Net change in foreign currency translation	0.2	—	—	—	—	—	0.2	—
Repurchases of Common Shares	(70.3)	—	—	(66.3)	(4.0)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(4.9)	3.9	1.0	—	—
Expense recognized for RSUs	3.0	—	—	3.0	—	—	—	—
RSUs withheld for income taxes	(1.8)	—	—	(1.8)	—	—	—	—
Net investment in non-controlling interests	0.2	—	—	—	—	—	—	0.2
Dividends declared - non-controlling interests	(1.9)	—	—	—	—	—	—	(1.9)
Dividends declared - Common Shares	(5.9)	—	—	—	—	(5.9)	—	—
Dividends declared - Preferred Shares	(3.3)	—	—	—	—	(3.3)	—	—

Ending balances at March 31, 2014	$1,909.4	$150.0	$0.1	$830.5	$(19.0)	$697.8	$(2.2)	$252.2

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Opening balances at January 1, 2013	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)	$—

Net income	96.6	—	—	—	—	95.4	—	1.2
Net change in foreign currency translation	(3.5)	—	—	—	—	—	(3.5)	—
Repurchases of Common Shares	(36.8)	—	—	(36.8)	—	—	—	—
Issuances of Common Shares from treasury	—	—	—	(4.5)	4.5	—	—	—
Expense recognized for RSUs	3.3	—	—	3.3	—	—	—	—
RSUs withheld for income taxes	(2.0)	—	—	(2.0)	—	—	—	—
Net investment in non-controlling interests	31.4	—	—	—	—	—	—	31.4
Dividends declared - Common Shares	(6.2)	—	—	—	—	(6.2)	—	—
Dividends declared - Preferred Shares	(3.3)	—	—	—	—	(3.3)	—	—

Ending balances at March 31, 2013	$1,708.9	$150.0	$0.1	$1,016.0	$(18.6)	$535.6	$(6.8)	$32.6

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Month Periods Ended
	March 31,
(In millions of U.S. dollars)	2014	2013
Cash flows from operations:
Net income	$102.2	$96.6
Charges (credits) to reconcile net income to net cash and cash equivalents provided from operations:
Net realized and unrealized investment (gains) losses	(22.7)	0.7
Net realized and unrealized (gains) losses on investment-related derivative instruments	(0.1)	(4.3)
Net amortization and depreciation of assets and liabilities	2.9	3.9
Expense recognized for RSUs	3.0	3.3
Net change in:
Loss and loss adjustment expense reserves	(44.6)	(52.5)
Reinsurance recoverable on paid and unpaid losses	9.4	0.4
Unearned insurance and reinsurance premiums	95.8	80.8
Insurance and reinsurance balances payable	18.2	18.3
Unearned reinsurance premiums ceded	(15.5)	(14.5)
Deferred insurance and reinsurance acquisition costs	(9.7)	(6.1)
Insurance and reinsurance premiums receivable	(69.7)	(66.5)
Other assets	(0.3)	(1.9)
Accounts payable, accrued expenses and other liabilities	(14.5)	1.3
Other	0.7	(11.5)
Net cash and cash equivalents provided from operations	55.1	48.0

Cash flows from investing activities:
Purchases of fixed maturity investments	(1,722.7)	(1,351.2)
Purchases of equity securities	(228.6)	(26.5)
Purchases of other investments	(325.0)	—
Sales, maturities, calls and pay downs of fixed maturity investments	1,739.6	1,502.4
Sales of equity securities	171.9	28.9
Sales and redemptions of other investments	253.6	42.3
Settlements of investment-related derivative instruments	(3.9)	(3.0)
Net investments in reverse repurchase agreements	(39.6)	(144.3)
Net change in restricted cash	59.3	2.5
Payment of accrued investment performance fees	(4.1)	(6.4)
Acquisitions of capitalized assets	(0.3)	(0.4)
Net cash and cash equivalents (used for) provided from investing activities	(99.8)	44.3

Cash flows from financing activities:
Repurchases of Common Shares	(66.2)	(38.7)
Net investment in non-controlling interests	—	31.4
Net proceeds from repurchase agreements	397.4	—
Dividends paid - Common Shares	(6.2)	(6.3)
Dividends paid - Preferred Shares	(3.3)	(3.3)
Net cash and cash equivalents provided from (used for) financing activities	321.7	(16.9)

Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	2.0	(6.0)

Net increase in cash and cash equivalents during the period	279.0	69.4
Cash and cash equivalents - beginning of year	468.4	283.4
Cash and cash equivalents - end of period	$747.4	$352.8

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2013 condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in these interim consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, written and earned insurance and reinsurance premiums, ceded reinsurance and share-based compensation.

Reportable Segments

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance.

Each of the Company’s segments represents a separate underwriting platform through which Montpelier writes insurance and reinsurance business.  The Company’s segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance prior to the effects of certain inter-segment reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for the periods presented herein is presented in Note 8.  The activities of the Company, certain intermediate holding and service companies, intercompany eliminations relating to certain inter-segment reinsurance agreements and support services and the business retained upon the Company’s 2011 sale (the “MUSIC Sale”) of Montpelier U.S. Insurance Company (“MUSIC”) to Selective Insurance Group, Inc. (“Selective”), collectively referred to as “Corporate and Other”, are also presented in Note 8.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities is as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”).

Montpelier Re, the Company’s wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.  Montpelier Re focuses on writing short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re also writes specialty treaty reinsurance, including casualty, aviation, space, personal accident, workers’ compensation catastrophe, political violence and terrorism classes of business, as well as insurance and facultative reinsurance business.

Montpelier at Lloyd’s

The Montpelier at Lloyd’s segment consists of the collective assets and operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited (“MCL”), Montpelier at Lloyd’s Limited (“MAL”), Montpelier Underwriting Services Limited (“MUSL”) and Montpelier Underwriting Inc. (“MUI”).

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

MUI, the Company’s wholly-owned subsidiary based in Woburn, Massachusetts serves as a Lloyd’s Coverholder, meaning that it is authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Syndicate 5151. MUI underwrites reinsurance business through managing general agents and intermediaries.

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

The Collateralized Reinsurance segment consists of the assets and operations of Blue Water Re Ltd. (“Blue Water Re”), Blue Water Master Fund Ltd. (the “Master Fund”), Blue Capital Management Ltd. (“BCML”), Blue Capital Insurance Managers Ltd. (“BCIML”) and the operating subsidiaries of Blue Capital Reinsurance Holdings Ltd. (“BCRH”).

Blue Water Re is a wholly-owned Bermuda-based special purpose insurance vehicle that provides collateralized property catastrophe reinsurance coverage and related products.  Blue Water Re was established in November 2011 and commenced its operations in June 2012.

The Master Fund is an exempted mutual fund segregated accounts company which was incorporated in Bermuda in December 2011. The Master Fund has various segregated accounts, including the BCAP Mid Vol Fund cell (the “Mid Vol Cell”), the Blue Capital Low Volatility Strategy cell (the “Low Vol Cell”) and the Blue Capital Global Reinsurance SA-I cell (the “BCGR Cell”) (collectively, the “Cells”).

The Cells may invest in: (i) fully-collateralized property catastrophe reinsurance contracts by subscribing for non-voting redeemable preference shares issued by Blue Water Re, with each series of such preference shares linked to a specific reinsurance contract with a third-party ceding company; and (ii) various insurance-linked securities issued by entities other than Blue Water Re.

As of March 31, 2014 and December 31, 2013, Montpelier Re was the sole investor in the Mid Vol Cell and the Low Vol Cell.

BCML and BCIML (collectively the “Managers”) are wholly-owned Bermuda-based subsidiaries which provide investment and insurance management services to: (i) Blue Water Re; (ii) various segregated accounts of the Master Fund, including the Cells; and (iii) BCRH and its subsidiaries.

BCRH is a Bermuda-based exempted limited liability holding company which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries Blue Capital Re Ltd. (“Blue Capital Re”) and Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”). The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML and BCIML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. BCRH commenced its operations in November 2013 and its common shares are listed on the New York Stock Exchange, under the symbol BCRH, and the Bermuda Stock Exchange, under the symbol BCRH.BH.  As of March 31, 2014 and December 31, 2013, Montpelier Re owned 28.6% of BCRH’s outstanding common shares.

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

Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”) is a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  The BCGR Listed Fund commenced its operations in October 2012 and its ordinary shares are listed on the Specialist Fund Market of the London Stock Exchange, under the symbol BCGR, and on the Bermuda Stock Exchange, under the symbol BCGR.BH.  As of March 31, 2014 and December 31, 2013, Montpelier Re owned 28.9% of the BCGR Listed Fund’s ordinary shares.

The BCGR Listed Fund is considered a “voting interest entity” under GAAP and, since Montpelier Re owns less than 50% of its outstanding ordinary shares, the Company does not consolidate the assets, liabilities or operations of the BCGR Listed Fund within either its consolidated financial statements or its Collateralized Reinsurance segment disclosures.  However, the BCGR Cell and Blue Water Re are considered variable interest entities under GAAP and the Company has determined that it is these entities’ primary beneficiary.  Therefore, as funds held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company’s consolidated financial statements and Collateralized Reinsurance segment disclosures. Conversely, as funds previously deployed by the BCGR Listed Fund and the BCGR Cell into Blue Water Re are returned to the BCGR Listed Fund, they are no longer included in the Company’s consolidated financial statements or its Collateralized Reinsurance segment disclosures.

The interests in the BCGR Cell and Blue Water Re that the Company fully consolidates which are attributable to third- party investors are reported within the Company’s consolidated financial statements as non-controlling interests. See “Non-Controlling Interests” in this Note 1.

Corporate and Other

The Company’s Corporate and Other activities consist of the assets and operations of: (i) the Company and certain of its intermediate holding and service and support companies, including Montpelier Technical Resources Ltd. (“MTR”); (ii) intercompany eliminations relating to certain inter-segment reinsurance agreements; and (iii) the business retained upon the MUSIC Sale (“MUSIC Run-Off”).

Prior to 2014, the Company presented its MUSIC Run-Off operations as a separate reportable segment.  Beginning in 2014, the Company revised its reportable segments to present its former MUSIC Run-Off operations within Corporate and Other.  For the periods presented in this report, the operations of MUSIC Run-Off were not material to Montpelier’s consolidated financial results and all such periods have been restated to conform with the current presentation.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of March 31, 2014 and December 31, 2013, Montpelier’s provision for doubtful accounts was $3.6 million.

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

The following rates of exchange to the U.S. dollar were used to translate the results of Montpelier’s U.K. operations:

Currency	Opening Rate January 1, 2014	Closing Rate March 31, 2014	Opening Rate January 1, 2013	Closing Rate March 31, 2013
British Pound (GBP)	1.6559	1.6665	1.6234	1.5178

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

Cash and Cash Equivalents

Cash and cash equivalents of $747.4 million at March 31, 2014, consisting of unrestricted cash and fixed income investments with maturities of less than three months (as measured from the date of purchase), were comprised of: (i) $336.3 million earmarked for, and held in, trusts supporting the Company’s Collateralized Reinsurance operations; (ii) $365.6 million held by Montpelier’s investment advisors; (iii) $30.6 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $14.9 million held for other obligations and contingencies. Cash and cash equivalents of $468.4 million at December 31, 2013, consisting of unrestricted cash and fixed income investments with maturities of less than three months (as measured from the date of purchase), were comprised of: (i) $314.6 million earmarked for, and held in, trusts supporting the Company’s Collateralized Reinsurance operations; (ii) $120.9 million held by Montpelier’s investment advisors; (iii) $28.0 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $4.9 million held for other obligations and contingencies.

Restricted Cash

Restricted cash of $74.5 million at March 31, 2014 consisted of $60.3 million of collateral supporting investment securities sold short and open derivative positions and $14.2 million of foreign deposit accounts held at Lloyd’s. Restricted cash of $133.7 million at December 31, 2013 consisted of $121.1 million of collateral supporting investment securities sold short and open derivative positions and $12.6 million of foreign deposit accounts held at Lloyd’s.

Investments

Montpelier’s fixed maturity investments, equity securities and investment securities sold short are carried at fair value, with the net unrealized appreciation or depreciation on such securities included in income and reported within net realized and unrealized investment gains (losses) on the Company’s consolidated statement of operations.

Substantially all of Montpelier’s other investments are valued based on the equity method of accounting (which is based on underlying net asset values) and consist of investments in limited partnership interests and private investment funds, the BCGR Listed Fund, event-linked securities whose principal and interest are forgiven if specific events occur (“CAT Bonds”) and certain derivative instruments.  See Notes 4 and 6.

Investments, including investment securities sold short, are recorded on a trade date basis. For those marketable securities not listed and regularly traded on an established exchange, fair values are determined based on bid prices, as opposed to ask prices.  Fair values are not adjusted for transaction costs. Gains and losses on sales of investments are determined on a first-in, first-out basis and are included in income when realized. Realized investment gains and losses typically result from the actual sale of securities. Unrealized investment gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the balance sheet date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as being realized.

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains or losses and net income or loss from derivative instruments are presented net of any associated performance fees.  During the three month periods ended March 31, 2014 and 2013, Montpelier incurred performance fees related to investments of $1.5 million and $0.9 million, respectively.  During the three month periods ended March 31, 2014 and 2013 Montpelier incurred (reversed) performance fees related to investment-related derivative instruments of $(0.7) million and $0.3 million, respectively.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts different from their par value.

Repurchase and Reverse Repurchase Agreements

In connection with Montpelier’s investing activities, certain of its investment managers have entered into repurchase and reverse repurchase agreements in order to enhance Montpelier’s investment performance.

A repurchase agreement, which is essentially a form of short-term borrowing, involves the sale of an investment security to a third-party buyer with the proviso that the seller (Montpelier in this instance) will repurchase the same security from the same party for an agreed-upon price on a specified future date.  As of March 31, 2014 and December 31, 2013, Montpelier had amounts payable under repurchase agreements of $402.7 million and zero, respectively.  In accordance with GAAP, investment securities sold under repurchase agreements continue to be reflected in Montpelier’s consolidated balance sheets.

A reverse repurchase agreement, which is essentially a form of short-term lending, involves the purchase of an investment security from a third-party seller with the proviso that the buyer (Montpelier in this instance) will sell the same security to the same party for an agreed-upon price on a specified future date.  As of March 31, 2014 and December 31, 2013, Montpelier had amounts receivable under reverse repurchase agreements of $121.5 million and $80.8 million, respectively.  In accordance with GAAP, investment securities purchased under reverse repurchase agreements are not reflected in Montpelier’s consolidated balance sheets.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of March 31, 2014, the Company’s $3.1 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s consolidated balance sheet for that period. As of December 31, 2013, the Company’s $4.1 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s consolidated balance sheet for that period.  See Note 7.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At March 31, 2014 and December 31, 2013, funds withheld balances of $7.5 million and $8.2 million, respectively, were recorded within other assets on the Company’s consolidated balance sheets.

Non-Controlling Interests

The following table summarizes the movements in the non-controlling interests balance during the three month periods ended March 31, 2014 and 2013:

	Three Month Periods
	Ended March 31,
	2014	2013
Non-controlling interests - beginning	$244.9	$—
Income attributable to third-party investments in the BCGR Cell	4.7	1.2
Income attributable to third-party investments in BCRH	4.3	—
Net income attributable to non-controlling interests	9.0	1.2
Third-party investment in the BCGR Cell	0.2	31.4
Dividends declared by BCRH attributable to non-controlling interests	(1.9)	—
Non-controlling interests - ending	$252.2	$32.6

NOTE 2.  Loss and LAE Reserve Movements

The following table summarizes Montpelier’s loss and LAE reserve movements for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods
	Ended March 31,
	2014	2013
Gross unpaid loss and LAE reserves - beginning	$881.6	$1,112.4
Reinsurance recoverable on unpaid losses - beginning	(63.6)	(102.7)
Net unpaid loss and LAE reserves - beginning	818.0	1,009.7

Losses and LAE incurred:
Current year losses	62.6	69.0
Prior year losses	(35.2)	(18.4)
Total incurred losses and LAE	27.4	50.6

Net foreign currency translation movements on loss and LAE reserves	2.1	(22.7)

Losses and LAE paid and approved for payment:
Current year losses	(2.3)	(4.6)
Prior year losses	(61.1)	(84.3)
Total losses and LAE paid and approved for payment	(63.4)	(88.9)

Net unpaid loss and LAE reserves - ending	784.1	948.7
Reinsurance recoverable on unpaid losses - ending	55.0	86.6
Gross unpaid loss and LAE reserves - ending	$839.1	$1,035.3

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

Prior Year Loss and LAE Development — three month periods ended March 31, 2014

During the first quarter of 2014, Montpelier experienced $35.2 million in net favorable development on prior year loss and LAE reserves relating to the following events and factors:

•                            A casualty claim incurred during 2012 ($3.6 million increase),

•                            2011 New Zealand earthquakes ($3.2 million decrease),

•                            2005 U.S. Hurricanes ($2.5 million decrease),

•                            2008 Hurricane Gustav ($2.2 million decrease),

•                            2011 Thai floods ($1.5 million decrease),

•                            2011 Japanese earthquake ($1.2 million decrease),

•                            2012 Italian earthquake ($1.2 million decrease), and

•                            2010 Chilean earthquake ($1.1 million decrease).

In addition to the foregoing, claims reported to Montpelier during the first quarter of 2014 indicated that IBNR for losses it initially recorded during prior years exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves as follows:

•                            Natural catastrophe losses initially recorded during 2013 ($9.8 million decrease), and

•                            Property and Specialty Individual Risk and Other Property Specialty - Treaty losses recorded during multiple prior years at Montpelier at Lloyd’s (decreases of $5.8 million and $2.3 million, respectively).

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

•                            2005 U.S. Hurricanes ($1.9 million decrease), and

•                            2011 Georgia weather events ($1.6 million decrease).

In addition to the foregoing, claims reported to Montpelier during the first quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $8.0 million during the first quarter of 2013.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first quarters of 2014 and 2013 related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier’s prior year losses and LAE incurred include foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $0.5 million and $(12.8) million during the three month periods ended March 31, 2014 and 2013, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier’s loss and LAE reserves include foreign currency translation gains (losses) of $(2.1) million and $22.7 million during the three month periods ended March 31, 2014 and 2013, respectively. Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its underwriting results or its underwriting ratios.

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

Earned reinsurance premiums ceded were $20.8 million and $20.9 million for the three month periods ended March 31, 2014 and 2013, respectively.  Net decreases in estimated ultimate reinsurance recoveries included in loss and LAE were $3.4 million and $10.2 million for the three month periods ended March 31, 2014 and 2013, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid and unpaid losses at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
Rating	Amount	% of Total	Amount	% of Total
A+	$2.3	53%	$0.7	19%
A	0.7	16	1.4	39
A-	0.2	5	—	—
Unrated by A.M. Best	1.1	26	1.5	42
Total reinsurance recoverable on paid losses	$4.3	100%	$3.6	100%

	March 31, 2014		December 31, 2013
Rating	Amount	% of Total	Amount	% of Total
A+	$24.4	44%	$28.6	45%
A	19.8	36	20.2	32
A-	2.8	5	4.2	6
Unrated by A.M. Best	8.0	15	10.6	17
Total reinsurance recoverable on unpaid losses	$55.0	100%	$63.6	100%

Montpelier’s unrated reinsurance recoverables as of March 31, 2014 and December 31, 2013 relate to reinsurers that have either: (i) fully-collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of March 31, 2014, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	March 31, 2014		December 31, 2013
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$913.2	$929.7	$886.7	$906.8
Debt securities issued by non-U.S. governments and their agencies	459.4	465.4	109.6	108.2
Debt securities issued/sponsored by the U.S. Treasury and its agencies	389.1	388.5	533.0	524.5
Residential mortgage-backed securities	291.7	294.4	430.3	423.5
Commercial mortgage-backed securities	134.1	135.1	137.7	138.8
Debt securities issued by U.S. states and political subdivisions	39.3	42.2	47.2	47.1
Other debt obligations	237.8	241.0	277.4	281.9
Total fixed maturity investments	$2,464.6	$2,496.3	$2,421.9	$2,430.8
Equity securities:
Exchange-listed funds	$136.1	$145.5	$84.5	$95.2
Other	11.9	11.4	22.1	22.1
Total equity securities	$148.0	$156.9	$106.6	$117.3

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise. As of March 31, 2014, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and an average duration of 0.6 years (inclusive of fixed maturity derivative and short positions).

As of March 31, 2014, 69.9% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency) or represented U.S. government or U.S. government-sponsored enterprise securities, 10.4% were rated “BBB” (Good) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and 19.7% were either unrated or rated below “BBB” (or an equivalent rating with another recognized rating agency).

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $208.4 million and $130.0 million as of March 31, 2014 and December 31, 2013, respectively.  Montpelier also had open short equity and investment option and future positions of $12.0 million and $25.6 million at March 31, 2014 and December 31, 2013, respectively.  Net unrealized losses associated with Montpelier’s open short positions totaled $2.5  million and $2.4 million as of March 31, 2014 and December 31, 2013, respectively.

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	March 31, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Limited partnership interests and private investment funds	$147.4	$147.4	$70.1	$70.1
Investment in the BCGR Listed Fund	0.3	0.3	2.4	2.4
Total other investments at net asset value	$147.7	$147.7	$72.5	$72.5

Other investments carried at fair value:
Limited partnership interests and private investment funds	$—	$—	$0.1	$0.1
CAT Bonds	2.0	2.0	2.0	2.0
Derivative instruments	3.2	5.9	3.1	4.2
Total other investments carried at fair value	$5.2	$7.9	$5.2	$6.3

Other investments	$152.9	$155.6	$77.7	$78.8

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

Montpelier’s investment in the BCGR Listed Fund at March 31, 2014 and December 31, 2013 represents the amount of its investment in the BCGR Listed Fund that had not been deployed into the BCGR Cell as of those dates.

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the LIBOR Swap as of March 31, 2014 and December 31, 2013.  See Note 6.

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

Montpelier uses an independent service provider for assistance with its investment accounting function. This service provider, as well as Montpelier’s investment managers, use several pricing services and brokers to assist with the determination of the fair value of Montpelier’s marketable securities. Montpelier performs several reviews of these values as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s consolidated financial statements are appropriate. The ultimate pricing source varies depending on the security and pricing service, but investments valued on the basis of observable (Levels 1 and 2) inputs are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or non-binding broker quotes are classified as Level 3.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$921.6	$8.1	$929.7
Debt securities issued by non-U.S. governments and their agencies	—	465.4	—	465.4
Debt securities issued/sponsored by the U.S. Treasury and its agencies	305.3	83.2	—	388.5
Residential mortgage-backed securities	—	294.4	—	294.4
Commercial mortgage-backed securities	—	135.1	—	135.1
Debt securities issued by U.S. states and political subdivisions	—	42.2	—	42.2
Other debt obligations	—	224.9	16.1	241.0
Total fixed maturity investments	$305.3	$2,166.8	$24.2	$2,496.3
Equity securities:
Exchange-listed funds	$145.5	$—	$—	$145.5
Other	11.2	—	0.2	11.4
Total equity securities	$156.7	$—	$0.2	$156.9
Other investments carried at fair value	$—	$7.9	$—	$7.9
Total investments carried at fair value	$462.0	$2,174.7	$24.4	$2,661.1
Other investments carried at net asset value	$—	$136.4	$11.3	$147.7
Total investments	$462.0	$2,311.1	$35.7	$2,808.8

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$896.8	$10.0	$906.8
Residential mortgage-backed securities	—	423.5	—	423.5
Debt securities issued/sponsored by the U.S. Treasury and its agencies	430.7	93.8	—	524.5
Commercial mortgage-backed securities	—	138.8	—	138.8
Debt securities issued by non-U.S. governments and their agencies	—	108.2	—	108.2
Debt securities issued by U.S. states and political subdivisions	—	47.1	—	47.1
Other debt obligations	—	263.6	18.3	281.9
Total fixed maturity investments	$430.7	$1,971.8	$28.3	$2,430.8
Equity securities:
Exchange-listed funds	$95.2	$—	$—	$95.2
Other	21.9	—	0.2	22.1
Total equity securities	$117.1	$—	$0.2	$117.3
Other investments carried at fair value	$—	$6.2	$0.1	$6.3
Total investments carried at fair value	$547.8	$1,978.0	$28.6	$2,554.4
Other investments carried at net asset value	$—	$61.5	$11.0	$72.5
Total investments	$547.8	$2,039.5	$39.6	$2,626.9

Level 1 Securities

Montpelier’s investments classified as Level 1 as of March 31, 2014 and December 31, 2013, consisted of U.S. Treasuries, debt securities issued by foreign governments and long equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of March 31, 2014 and December 31, 2013, approximately 9% and 33%, respectively, of Montpelier’s open short fixed maturity positions, and substantially all of Montpelier’s short equity positions, were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of March 31, 2014 and December 31, 2013, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of March 31, 2014 and December 31, 2013, approximately 91% and 63%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 2 inputs.

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

There were no transfers between Levels 1 and 2 during each of the periods presented.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of March 31, 2014 and December 31, 2013 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships and private investment funds.  In addition, as of March 31, 2014 and December 31, 2013, approximately zero and 4%, respectively, of Montpelier’s open short fixed maturity positions are valued on the basis of Level 3 inputs.

Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent bank loans that are priced using non—binding broker quotes that cannot be corroborated with other externally obtained information.

Other debt obligations.  Montpelier’s Level 3 other debt obligations represent tranches of collateralized loan obligations that are priced using non-binding broker quotes which may not be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments at March 31, 2014 and December 31, 2013 include investments in limited partnerships and private investment funds that invest in distressed mortgages. The fair value of these investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The underlying investments held by the investee, which form the basis of the net asset valuation, can require significant management judgment by the investee to determine the underlying value.  Montpelier also considers financial and other information in making its own determination of value. Montpelier regularly reviews the performance of these entities directly with the fund and partnership managers.

As of March 31, 2014 and December 31, 2013, the Company’s Level 3 investments measured at fair value represented 0.9% and 1.1% of its total investments measured at fair value, respectively.  As of March 31, 2014 and December 31, 2013, the Company’s total Level 3 investments represented 1.3% and 1.5% of its total investments, respectively.

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three month periods ended March 31, 2014 and 2013:

	Three Month Period Ended March 31, 2014
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$10.0	$0.8	$(2.4)	$0.1	$(0.1)	$(0.3)	$8.1
Other debt obligations	18.3	4.2	(5.2)	0.1	0.1	(1.4)	16.1
Total fixed maturity investments	28.3	5.0	(7.6)	0.2	—	(1.7)	24.2
Equity investments	0.2	—	—	—	—	—	0.2
Other investments	0.1	—	(0.1)	—	—	—	—
Total Level 3 investments	$28.6	$5.0	$(7.7)	$0.2	$—	$(1.7)	$24.4

	Three Month Period Ended March 31, 2013
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$95.4	$7.7	$(25.3)	$(4.2)	$10.4	$(80.9)	$3.1
Other debt obligations	16.2	19.5	(4.5)	—	0.4	(12.8)	18.8
Total fixed maturity investments	111.6	27.2	(29.8)	(4.2)	10.8	(93.7)	21.9
Other investments	12.7	—	(10.9)	2.0	(2.6)	—	1.2
Total Level 3 investments	$124.3	$27.2	$(40.7)	$(2.2)	$8.2	$(93.7)	$23.1

The transfers out of Level 3 investments during the first quarter of 2014 were not significant.  During the first quarter of 2013, Montpelier transferred most of its bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case.  Montpelier has also increased its reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three month periods ended March 31, 2014 and 2013, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues

Three Month Period Ended March 31, 2014:
Fixed maturity investments	$(3.5)	$18.8	3.2	$18.5
Equity securities	2.9	0.7	(1.8)	1.8
Other investments	0.5	3.3	(3.2)	0.6

Three Month Period Ended March 31, 2013:
Fixed maturity investments	$11.4	$(14.5)	$(3.8)	$(6.9)
Equity securities	0.3	0.8	(1.1)	—
Other investments	(2.6)	3.9	5.6	6.9

(1)         Represents net realized and unrealized foreign currency gains and losses from investments and income and losses from the following derivative instruments: (i) Foreign Exchange Contracts;  (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures; and (v) the LIBOR Swap (see Notes 5 and 6).  These derivatives are carried at fair value within other investments on the Company’s consolidated balance sheets.

Net Investment Income

Montpelier’s net investment income for the three month periods ended March 31, 2014 and 2013 consisted of the following:

	Three Month Periods Ended March 31,
	2014	2013

Fixed maturity investments	$14.7	$18.0
Cash and cash equivalents	—	0.1
Equity securities	0.6	0.2
Other investments	—	0.1
Total investment income	15.3	18.4
Investment expenses	(2.4)	(2.0)
Net investment income	$12.9	$16.4

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re (the “Blue Water Trusts”) for the benefit of ceding companies.  As of March 31, 2014 and December 31, 2013, the fair value of all assets held in the Blue Water Trusts was $307.9 million and $164.7 million, respectively, which met the minimum values required on those dates.

Blue Capital Re, which commenced its operations in November 2013, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Capital Re (the “Blue Capital Re Trusts”) for the benefit of ceding companies.  As of March 31, 2014 and December 31, 2013, the fair value of all assets held in the Blue Capital Trusts was $100.1 million and zero, respectively, which met the minimum values required on those dates.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business Montpelier retained in connection with the MUSIC Sale.  As of March 31, 2014 and December 31, 2013, the fair value of all assets held in the MUSIC Trust was $30.1 million and $32.0 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants. Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of March 31, 2014 and December 31, 2013, the fair value of all assets held in the Reinsurance Trust was $338.6 million and $337.7 million, respectively, which met the minimum value required on those dates.

A number of states in the U.S. have recently considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with its reduced collateral requirements in Florida.  As of March 31, 2014 and December 31, 2013, the fair value of all assets held in the FL Trust was $26.2 million and $26.1 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. As of March 31, 2014 and December 31, 2013, the fair value of all assets held in the Lloyd’s Capital Trust was $160.1 million and $160.2 million, respectively, which met the minimum value required on those dates.

Premiums received by Syndicate 5151 are received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  See Note 11.  As of March 31, 2014 and December 31, 2013, the fair value of all assets held in the Premiums Trust Funds was $327.4 million and $326.4 million, respectively.

Montpelier’s investment assets held in trust appear on the Company’s consolidated balance sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $2,091.3 million and $1,447.1 million for the three month periods ended March 31, 2014 and 2013, respectively.  Maturities, calls and paydowns of investments totaled $73.8 million and $126.5 million for the three month periods ended March 31, 2014 and 2013, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the periods presented.

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

NOTE 5.  Debt, Letter of Credit Facilities and Trust Arrangements

Senior Unsecured Debt Due 2022 (“Senior Notes”)

On October 5, 2012, the Company issued $300.0 million in principal amount of Senior Notes. The Senior Notes bear interest at a fixed rate of 4.70% per annum, payable semi-annually in arrears on April 15 and October 15 of each year and were issued at a price of 99.682% of their principal amount, providing an effective yield to investors of 4.74%. The Senior Notes are scheduled to mature on October 15, 2022, and do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere. The Company may redeem the Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, plus accrued and unpaid interest.

The net proceeds from the issuance of the Senior Notes, after deducting the issuance discount and debt issuance costs, were $296.4 million. The debt issuance costs of $2.7 million associated with the Senior Notes have been capitalized within other assets in the Company’s consolidated balance sheets and will be amortized over the life of the Senior Notes.

The carrying value of the Senior Notes at March 31, 2014 and December 31, 2013, was $299.2 million.

The Company incurred interest expense on the Senior Notes of $3.5 million during each of the three month periods ended March 31, 2014 and 2013, respectively. The Company was not obligated to pay any interest on the Senior Notes during the three month periods ended March 31, 2014 and 2013.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.03% to 4.05% and from 4.08% to 4.11% during the three month periods ended March 31, 2014 and 2013, respectively.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest on the Trust Preferred Securities of $1.0 million during each of the three month periods ended March 31, 2014 and 2013, respectively.

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

Letter of Credit Facilities

In the normal course of business, Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $31.9 million and $32.0 million as of March 31, 2014 and December 31, 2013, respectively. The following table outlines these facilities as of March 31, 2014:

Secured Operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date

Bilateral Facility	$75.0	$18.9	None
Four Year Committed Facility	75.0	2.3	Oct. 2016

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral.  As of March 31, 2014 and December 31, 2013, the Company and Montpelier Re were in compliance with all covenants.

Montpelier Re’s Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45%. The commitment fee is charged on drawn balances only. As of March 31, 2014, there were $18.9 million in outstanding letters of credit drawn under this facility.

In October 2012 Montpelier Re entered into the Four Year Committed Facility with a commercial bank for the provision of a secured letter of credit facility. This facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral provided) and 0.125% on undrawn balances. As of March 31, 2014, there were $2.3 million in outstanding letters of credit drawn under this facility.

Trust Arrangements

Blue Water Re and Blue Capital Re have each established trusts as a means of providing collateralized reinsurance protection to its cedants.

Montpelier Re has established the MUSIC Trust as a means of providing statutory credit to MUSIC.

Montpelier Re has established the Reinsurance Trust as a means of providing statutory credit to certain of Montpelier Re’s U.S. cedants.

Montpelier Re has established the FL Trust in connection with its reduced collateral requirements to cedants domiciled in Florida.

Montpelier has established the Lloyd’s Capital Trust in order to meet MCL’s ongoing FAL requirements.

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

In order to fix the future net cash flows associated with its Trust Preferred Securities to be a set amount each period, the Company entered into the LIBOR Swap.  See Note 5.

As a means of managing its underwriting risk, Montpelier has entered into ILW swap contracts (the “Outward ILW Swaps”), which provide reinsurance-like protection for specific loss events associated with certain lines of its business.

As an extension of its underwriting activities, Montpelier has sold ILW protection (the “Inward ILW Swap”), which provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.

Montpelier uses an independent service provider for assistance with its derivative accounting function.  This service provider, as well as Montpelier’s investment managers, use pricing services and brokers to assist with the determination of the fair value of the Credit Derivatives, the Interest Rate Contracts, the Investment Options and Futures and certain of the Foreign Exchange Contracts. Montpelier reviews these values as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s consolidated financial statements are appropriate.

For the remaining Foreign Exchange Contracts and the LIBOR swap, Montpelier determines the fair values on the basis of information received from counterparties and verification by reference to published rates.  The Outward ILW Swaps and the Inward ILW Swap are valued on the basis of models developed by Montpelier.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded at March 31, 2014 and December 31, 2013 and the net income (loss) from such derivative instruments during the three month periods ended March 31, 2014 and 2013:

		March 31, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Units	Fair Value	Notional Units
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(4.3)	485.0	$0.6	287.9
U.S. Dollars sold	Other Investments	3.4	329.1	(0.1)	279.3
Cross-currency	Other Investments	0.2	60.4	0.4	84.0
Credit Derivatives	Other Investments	0.4	316.7	(0.2)	231.1
Interest Rate Contracts	Other Investments	2.8	5,939.6	1.5	2,806.1
Investment Options and Futures (long)	Other Investments	6.3	1,563.3	3.8	6,626.7
Investment Options and Futures (short)	Other Investments	(2.6)	2,028.4	(1.3)	1,748.2
LIBOR Swap	Other Investments	(0.4)	100.0	(0.5)	100.0
Outward ILW Swaps	Other Assets	0.1	3.0	0.2	3.0
Inward ILW Swap	Other Liabilities	(1.4)	10.0	(1.5)	10.0

	Three Month Periods Ended March 31,
Income (Loss) From Derivative Instruments:	2014	2013
Foreign Exchange Contracts - underwriting activities	$1.9	$(4.0)
Foreign Exchange Contracts - investing activities	(5.6)	2.9
Credit Derivatives	(2.9)	(0.5)
Interest Rate Contracts	2.5	4.9
Investment Options and Futures	(0.8)	1.5
Outward ILW Swaps	(0.1)	(0.1)
Inward ILW Swap	0.1	—
LIBOR Swap	(0.2)	(0.1)
Net income (loss) from derivative instruments	$(5.1)	$4.6

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

Montpelier’s open Foreign Exchange Contracts at March 31, 2014, were denominated in Australian dollars, Brazilian reals, British pounds, Bulgarian lev, Canadian dollars, Chinese renminbi, Danish kroner, European Union euros, Hungarian forint, Iceland krona, Israeli shekels, Japanese yen, Korean won, Kuwaiti dinar, Mexican pesos, New Zealand dollars, Norwegian kroner, Philippines pesos, Polish zloty, Singapore dollars, South African rand, South Korean won, Swedish krona, Swiss francs, Thai bahts and Turkish lira.  Montpelier’s open Foreign Exchange Contracts at December 31, 2013, were denominated in Australian dollars, Brazilian reals, British pounds, Canadian dollars, European Union euros, Japanese yen, Korean won, Mexican pesos, New Zealand dollars, Philippines pesos, Polish zloty, Singapore dollars, South African rand, Swedish krona, Swiss francs, and Turkish lira.

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

Outward ILW Swaps

In July 2013 Syndicate 5151 entered into an ILW Swap (the “2013 Engineering Swap”) with a third-party in order to purchase protection against its construction and engineering exposures from July 1, 2013 to June 30, 2014.  In return for a fixed payment of $0.3 million, Syndicate 5151 is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Syndicate 5151 under the 2013 Engineering Swap is $3.0 million.  Through March 31, 2014, Montpelier was not aware of any industry loss event occurring which would have triggered a payment to Syndicate 5151 under the 2013 Engineering Swap.

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

Inward ILW Swap

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the ILW Swap is $10.0 million. Through March 31, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the ILW Swap.

The fair value of Inward ILW Swap are derived based on unobservable (Level 3) inputs.

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

Preferred Shares

As of March 31, 2014 and December 31, 2013, there were 6.0 million Preferred Shares outstanding with a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a price of $25.00 per share plus any declared and unpaid dividends.

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

Common Shares

The following table summarizes the Company’s Common Share activity during the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
(in Common Shares)	2014	2013
Beginning Common Shares outstanding	49,274,165	55,269,690
Acquisitions of Common Shares:
Common Shares repurchased and retired	(2,353,785)	(1,494,022)
Common Shares repurchased and placed in treasury	(138,900)	—
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	236,378	252,127
Ending Common Shares outstanding	47,017,858	54,027,795

As of March 31, 2014, the Company had 47,017,858 Common Shares outstanding consisting of 48,109,054 Common Shares issued less 1,091,196 Common Shares held in treasury.  As of December 31, 2013, the Company had 49,274,165 Common Shares outstanding consisting of 50,462,839 Common Shares issued less 1,188,674 Common Shares held in treasury.

2014 Common Share activity

The Company repurchased 2,492,685 Common Shares during the first quarter of 2014 pursuant to a publicly announced share repurchase program at an average price of $28.22 per share. Of these Common Shares repurchased during the first quarter of 2014, 2,353,785 Common Shares were retired and 138,900 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations.

The Company issued 236,378 Common Shares to employees in satisfaction of vested RSU obligations during the first quarter of 2014. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.0 million, which was recorded as an increase to retained earnings.

2013 Common Share activity

The Company repurchased 1,024,800 Common Shares pursuant to a publicly announced share repurchase program at an average price of $24.60 per share during the first quarter of 2013. These shares were subsequently retired.

On March 7, 2013, the Board authorized the private purchase of 469,222 Common Shares from Mr. Thomas G.S. Busher, the Company’s former Chief Operating Officer and Head of European Operations, in connection with his planned retirement on December 31, 2013.  The price paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached. See Note 14.

The Company issued 252,127 Common Shares to employees in satisfaction of vested RSU obligations during the first quarter of 2013. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a loss on issuance of $0.6 million, which was recorded as a decrease to additional paid-in capital.

Common Share Repurchase Authorization

As of March 31, 2014, the Company had a remaining Common Share repurchase authorization of $197.3 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared cash dividends per Common Share during the three month periods ended March 31, 2014 and 2013 of $0.125 and $0.115, respectively.  The total amount of dividends paid to holders of Common Shares during such periods was $6.2 million and $6.3 million, respectively. As of March 31, 2014 and December 31, 2013, the Company had $5.9 million and $6.2 million, respectively, of dividends payable to holders of Common Shares.

The Company declared cash dividends per Preferred Share totaling $.05547 during each of the three month periods ended March 31, 2014 and 2013.  The total amount of dividends paid to holders of Preferred Shares during such periods was $3.3 million.  As of March 31, 2014 and December 31, 2013, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

NOTE 8.  Segment Reporting

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s, and Collateralized Reinsurance.  Each segment constitutes a separate underwriting platform through which Montpelier writes insurance and reinsurance business. The Company’s segment disclosures present the operations of these underwriting platforms prior to the effects of certain inter-segment reinsurance agreements among them.

The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Board and senior management.

The Company and certain intermediate holding and service companies, intercompany eliminations relating to certain inter-segment reinsurance agreements and the business retained upon the MUSIC Sale are collectively referred to as “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Montpelier Bermuda	$3,324.5	$2,773.9
Montpelier at Lloyd’s	579.4	543.4
Collateralized Reinsurance	423.9	394.4
Corporate and Other, including inter-segment eliminations	36.4	46.8

Total assets	$4,364.2	$3,758.5

A summary of Montpelier’s consolidated statements of operations by segment for the three month periods ended March 31, 2014 and 2013 follows:

Three Month Period Ended March 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total
Gross premiums written	$173.9	$74.1	$34.0	$(8.5)	$273.5
Ceded reinsurance premiums	(36.2)	(8.7)	—	8.5	(36.4)
Net premiums written	137.7	65.4	34.0	—	237.1
Change in net unearned premiums	(57.4)	(9.3)	(13.6)	—	(80.3)
Net premiums earned	80.3	56.1	20.4	—	156.8

Loss and LAE	0.1	(26.7)	(0.8)	—	(27.4)
Acquisition costs	(8.1)	(12.9)	(3.8)	—	(24.8)
General and administrative expenses	(8.7)	(8.8)	(1.5)	(7.8)	(26.8)
Underwriting income	63.6	7.7	14.3	(7.8)	77.8
Net investment income	11.4	1.1	0.1	0.3	12.9
Other revenue	—	—	—	0.3	0.3
Net investment and foreign exchange gains	23.8	(2.7)	—	(0.2)	20.9
Net loss from derivative instruments	(5.0)	(0.1)	0.1	(0.1)	(5.1)
Interest and other financing expenses	—	—	—	(4.7)	(4.7)
Income before income taxes	$93.8	$6.0	$14.5	$(12.2)	$102.1

Three Month Period Ended March 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total
Gross premiums written	$175.9	$69.8	$14.6	$0.9	$261.2
Ceded reinsurance premiums	(25.9)	(8.7)	—	(0.6)	(35.2)
Net premiums written	150.0	61.1	14.6	0.3	226.0
Change in net unearned premiums	(48.8)	(6.7)	(10.8)	—	(66.3)
Net premiums earned	101.2	54.4	3.8	0.3	159.7

Loss and LAE	(7.3)	(43.1)	—	(0.2)	(50.6)
Acquisition costs	(8.8)	(12.9)	(0.3)	(0.1)	(22.1)
General and administrative expenses	(9.2)	(8.3)	(0.7)	(8.7)	(26.9)
Underwriting income	75.9	(9.9)	2.8	(8.7)	60.1
Net investment income	14.8	1.4	—	0.2	16.4
Other revenue	0.7	0.2	0.5	(1.4)	—
Net investment and foreign exchange gains	(8.1)	29.8	—	(1.3)	20.4
Net income from derivative instruments	7.5	(2.8)	—	(0.1)	4.6
Interest and other financing expenses	(0.1)	(0.5)	—	(4.1)	(4.7)
Income before income taxes	$90.7	$18.2	$3.3	$(15.4)	$96.8

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended March 31, 2014 and 2013:

Three Month Period Ended March 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$120.9	2.9	$34.0	$(8.1)	$149.7
Property Specialty - Treaty	17.6	1.3	—	—	18.9
Other Specialty - Treaty	28.4	21.6	—	(0.4)	49.6
Property and Specialty Individual Risk	7.0	48.3	—	—	55.3
Total gross premiums written	$173.9	74.1	$34.0	$(8.5)	$273.5

Three Month Period Ended March 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$123.2	$3.3	$14.6	$0.6	$141.7
Property Specialty - Treaty	12.0	2.6	—	—	14.6
Other Specialty - Treaty	30.7	19.9	—	—	50.6
Property and Specialty Individual Risk	10.0	44.0	—	0.3	54.3
Total gross premiums written	$175.9	$69.8	$14.6	$0.9	$261.2

(1)         Represents: (i) for 2014 and 2013, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; (ii) for 2014, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Collateralized Reinsurance; and (iii) for 2013, premiums written within the Company’s former MUSIC Run-Off segment.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended March 31,
	2014		2013

U.S. and Canada	$116.2	42%	$119.8	46%
Worldwide (1)	84.2	31	66.9	26
Western Europe, excluding the U.K. and Ireland	27.3	10	25.2	9
Worldwide, excluding U.S. and Canada (2)	19.5	7	22.8	9
U.K. and Ireland	9.3	3	9.8	4
Japan	1.8	1	2.1	1
Other	15.2	6	14.6	5
Total gross premiums written	$273.5	100%	$261.2	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended March 31, 2014 and 2013:

Three Month Period Ended March 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$46.7	1.0	$20.4	$(0.2)	$67.9
Property Specialty - Treaty	13.3	1.0	—	—	14.3
Other Specialty - Treaty	14.8	21.0	—	—	35.8
Property and Specialty Individual Risk	5.5	33.1	—	0.2	38.8
Total net earned premiums	$80.3	56.1	$20.4	$—	$156.8

Three Month Period Ended March 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$62.0	$0.1	$3.8	$0.6	$66.5
Property Specialty - Treaty	11.4	1.4	—	—	12.8
Other Specialty - Treaty	18.9	22.0	—	—	40.9
Property and Specialty Individual Risk	8.9	30.9	—	(0.3)	39.5
Total net earned premiums	$101.2	$54.4	$3.8	$0.3	$159.7

(1)         Represents: (i) for 2014 and 2013 the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; and (ii) for 2013, premiums earned within the Company’s former MUSIC Run-Off segment.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods ended March 31,
	2014		2013

U.S. and Canada	$84.1	54%	$89.2	56%
Worldwide (1)	40.7	26	29.8	19
Western Europe, excluding the U.K. and Ireland	9.2	6	9.0	5
Japan	5.4	3	6.1	4
U.K. and Ireland	4.7	3	5.6	3
Worldwide, excluding U.S. and Canada (2)	4.2	3	7.7	5
Other	8.5	5	12.3	8
Total net earned premiums	$156.8	100%	$159.7	100%

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

NOTE 9.  Basic and Diluted Earnings Per Common Share

Basic and Diluted Earnings Per Common Share

The Company applies the two-class method of calculating its earnings per Common Share. In applying the two-class method, the Company’s outstanding Restricted Share Units (“RSUs”) are considered to be participating securities.  See Note 12.  For all periods presented, the two-class method was used to determine basic and diluted earnings per share since this method yielded a more dilutive result than the treasury stock method.

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods ended March 31,
	2014	2013

Net income available to the Company’s common shareholders	$89.9	$92.1
Less: net earnings allocated to participating securities	(2.7)	(2.3)
Earnings per Common Share numerator	$87.2	$89.8
Average Common Shares outstanding (in millions)	47.4	54.5
Basic and diluted earnings per Common Share	$1.84	$1.65

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of March 31, 2014, Montpelier had unfunded commitments to invest $4.9 million into two separate private investment funds.

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

Lloyd’s New Central Fund

The Lloyd’s New Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Lloyd’s New Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2014 and 2013).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Lloyd’s New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier currently estimates that its 2014 obligation to the Lloyd’s New Central Fund will be approximately $1.2 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2014 and 2013) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.  Montpelier currently estimates that its 2014 obligation to Lloyd’s for such charges will be approximately $2.9 million.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at March 31, 2014.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at March 31, 2014 or December 31, 2013.

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

The Bermuda risk-based regulatory capital adequacy and solvency requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”), provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.  Montpelier Re is only required to supply its BSCR annually, which is due to the BMA on or before April 30.

As of December 31, 2013, Montpelier Re’s Statutory Capital and Surplus was $1,844.7 million. The principal differences between Montpelier Re’s Statutory Capital and Surplus and its net assets determined in accordance with GAAP include statutory deductions for deferred acquisition costs, fixed assets and investment securities held in trust for the benefit of MCL through the Lloyd’s Capital Trust. Such differences totaled $184.2 million at December 31, 2013.

For the year ended December 31, 2013, Montpelier Re’s Statutory Capital and Surplus of $1,844.7 million comfortably exceeded its 2013 BSCR of $549.0 million.  Montpelier Re’s 2013 statutory net income was $298.4 million.

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

The Insurance Act also provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Montpelier Re exceeded its minimum liquidity requirements at December 31, 2013 by $2,670.9 million.

With respect to the year ended December 31, 2014, Montpelier Re has the ability to dividend up to $461.2 million without BMA approval.  No dividends were declared or paid by Montpelier Re during the three month period ended March 31, 2014.

Blue Water Re

Blue Water Re is registered with the BMA as a Special Purpose Insurer, meaning that its insurance and reinsurance contracts must be fully-collateralized and the parties to the transactions must be sophisticated. Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.

Blue Water Re is required to notify the BMA of each reinsurance contract it writes.  Further, Blue Water Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA and, alternatively, is required to prepare and file annual audited GAAP financial statements with the BMA beginning in 2014.

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

There is no minimum solvency margin or liquidity ratio that must be maintained by Blue Water Re provided that the value of its GAAP assets exceed the value of its GAAP liabilities, meaning that it may dividend and/or distribute all of its net assets to its parent at any time without BMA approval.  As of March 31, 2014, Blue Water Re’s assets exceeded the value of its liabilities by $217.6 million.  Blue Water Re did not declare or pay any dividends during the first quarter of 2014.

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

Blue Capital Re received an exemption from the BSCR requirements for 2013 and currently expects to receive a similar exemption for 2014.  However, the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re and provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.  If Blue Capital Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Blue Capital Re’s minimum solvency margin has been set by the BMA to be $1.0 million at all times.

The Insurance Act also provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.

As of March 31, 2014, the value of Blue Capital Re’s assets exceeded the value of its liabilities and its minimum solvency margin by $166.1 million, and it comfortably met its minimum liquidity ratio requirements at such date.

Blue Capital Re may dividend all of its retained earnings to its parent at any time without BMA approval.  As of March 31, 2014, Blue Capital Re had retained earnings of $2.8 million.

Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital.  With respect to the year ended December 31, 2014, Blue Capital Re has the ability to distribute up to $24.0 million of its total capital to its parent without BMA approval.

Blue Capital Re has not distributed any of its total capital or declared or paid any dividends since its inception.

BCML and BCIML

BCML and BCIML are each licensed and supervised by the BMA as an investment manager and an insurance agent/manager, respectively.  Neither BCML nor BCIML are subject to any material minimum solvency requirements.

Montpelier Group

The BMA serves as Montpelier’s group supervisor and has designated Montpelier Re as Montpelier’s designated insurer.

Pursuant to its powers under the Insurance Act, the BMA maintains a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the designated insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors. The designated insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.

As group supervisor, the BMA performs a number of supervisory functions including: (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

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

MAL, as a Lloyd’s Managing Agent, is subject to capital requirements and minimum solvency tests established by Lloyd’s and the PRA.  MAL’s statutory net assets, as reported to Lloyd’s as of December 31, 2013, totaled $1.2 million.  MAL’s restricted net assets (the amount of its statutory net assets that were not available to dividend or distribute to its parent without Lloyds’ approval) at December 31, 2013 totaled $0.9 million.  Any amount of MAL’s statutory net assets in excess of its net restricted assets may be distributed to its parent without Lloyds’ approval.

MCL, Syndicate 5151’s corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2014 is £180 million.

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

MCL’s combined statutory net assets of $160.2 million at December 31, 2013, which include the assets held in the Lloyd’s Capital Trust, exceeded MCL’s restricted net assets (the amount of its combined statutory net assets that were not available to dividend or distribute to its parent without Lloyds’ approval) of $156.3 million at such date.  Any amount of MCL’s combined statutory net assets in excess of its restricted net assets may be distributed to its parent, subject to passing a Lloyd’s release test.

MCL’s net income, as reported to Lloyd’s for the year ended December 31, 2013, was $23.2 million.

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

As of March 31, 2014, Syndicate 5151 held $285.4 million in investment securities (including accrued interest) and $42.0 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2013, Syndicate 5151 held $293.3 million in investment securities (including accrued interest) and $33.1 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

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

The Company also uses fixed RSUs (“Fixed RSUs”) as a supplemental component of its ongoing long-term incentive compensation for certain employees and its non-employee directors.  Unlike Variable RSUs, the number of Fixed RSUs is fixed on the grant date. Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the Board. Additionally, when the actual number of Variable RSUs to be awarded in any given year has been formally determined, they are effectively converted into Fixed RSUs.

As of March 31, 2014, the Company’s Variable RSUs outstanding consisted of those for the 2014 to 2016 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2014 increase in its FCBVPCS versus a target increase in FCBVPCS of 10.0% (“Target”).  If Target is achieved, the Company would expect to grant 494,340 Variable RSUs to participants.  At an increase in FCBVPCS of 3.0% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 17.0% or more (“Maximum”), the Company would expect to grant 988,680 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
	2014		2013
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,448,374	$12.2	1,327,041	$10.3
Fixed RSUs Awarded	20,000	0.5	—	—
Variable RSUs projected to be awarded for the 2014-2017 cycle	494,340	13.5	—	—
Variable RSUs projected to be awarded for the 2013-2016 cycle	—	—	498,954	10.7
Change in Variable RSUs projected for the 2013-2016 cycle	(17,263)	(0.3)	—
RSU payments	(300,400)	—	(329,653)	—
RSU forfeitures	(55,541)	(1.0)	(10,037)	—
RSU expense recognized	—	(3.0)	—	(3.3)
End of period	1,589,510	$21.9	1,486,305	$17.7

RSU Awards and Payments - three month period ended March 31, 2014

During the three month period ended March 31, 2014, the Company awarded a total of 20,000 Fixed RSUs to participating employees. Of the total Fixed RSUs awarded during that period, 5,000 RSUs were awarded for a one-year cycle, 11,000 RSUs were awarded for a three-year cycle and 4,000 RSUs were awarded for a five-year cycle.

On the basis of the Company’s increase in its FCBVPCS during the first quarter of 2014, the Company anticipated issuing 494,340 Variable RSUs for the 2014-2017 award cycle as of March 31, 2014, or 100% of the in force Target RSUs for that cycle at that time.

During the three month period ended March 31, 2014, the Company paid out 300,400 vested RSUs and withheld, at the recipient’s election, 64,022 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 236,378 Common Shares from its treasury.  See Note 7.  The fair value of the RSUs paid out during the first quarter of 2014 was $8.6 million.

None of the outstanding RSUs at March 31, 2014 were vested.

RSU Awards and Payments - three month period ended March 31, 2013

During the three month period ended March 31, 2013, the Company awarded no Fixed RSUs.

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

None of the outstanding RSUs at March 31, 2013 were vested.

RSU Forfeitures, Forfeiture Assumptions and Other RSU Adjustments

For the periods presented, the Company assumed a zero to 6.4% forfeiture rate depending on the nature and term of individual awards and past and recent experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding during the three month period ended March 31, 2014 by $1.0 million. No such revision was required during the three month period ended March 31, 2013.

In connection with the planned retirement of Mr. Busher on December 31, 2013, the Company agreed to accelerate the vesting of certain of his RSU awards. See Note 14. The acceleration of the vesting of Mr. Busher’s outstanding RSUs awards resulted in the Company recognizing $0.4 million of RSU expense in the first quarter of 2013 that would have otherwise been recognized in future periods.

RSUs Outstanding at March 31, 2014

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at March 31, 2014 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value
Four-year RSU awards granted in 2010	1,250	$—
Three-year RSU awards granted in 2011	10,000	—
Five-year RSU awards granted in 2011	14,000	0.1
Three-year RSU awards granted in 2012	4,000	—
Four-year RSU awards granted in 2012	444,212	2.6
Five-year RSU awards granted in 2012	6,800	0.1
One-year RSU awards granted in 2013	16,000	0.1
Three-year RSU awards granted in 2013	12,000	0.2
Four-year RSU awards granted in 2013	566,908	6.6
One-year RSU awards granted in 2014	5,000	0.1
Three-year RSU awards granted in 2014	11,000	0.3
Four-year RSU awards granted in 2014 (those awards in their Initial Award Period)	494,340	11.7
Five-year RSU awards granted in 2014	4,000	0.1
Total RSUs outstanding at March 31, 2014	1,589,510	$21.9

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $10.7 million, $7.2 million, $3.1 million and $0.9 million during 2014, 2015, 2016 and 2017 & beyond, respectively.

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

During the three month periods ended March 31, 2014 and 2013, Montpelier recorded an income tax benefit (provision) of $0.1 million and $(0.2) million, respectively.  During each of these periods, Montpelier’s income tax movements were associated primarily with its U.K. operations.

During each of the three month periods ended March 31, 2014 and 2013, Montpelier paid less than 0.1 million in income taxes.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended March 31, 2014 and 2013, these companies had pretax income of $105.2 million and $84.1 million, respectively.

United Kingdom

MCL, MAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended March 31, 2014 and 2013, these companies had pretax income (losses) of $(2.9) million and $12.7 million, respectively. Of these U.K. entities, only MCL remains in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of March 31, 2014 and December 31, 2013, Montpelier has established U.K. deferred tax asset valuation allowances of $3.6 million and $3.1 million, respectively, against its existing U.K. gross deferred tax assets of $4.0 million and $3.6 million, respectively.

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

During the three month period ending March 31, 2014, the entities within Montpelier’s U.K. group generated net pretax losses (arising primarily from MCL) and, as a result, the U.K. group incurred an income tax benefit for the period.

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

United States

MUI, MTR and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During the three month periods ended March 31, 2014 and 2013, these companies had pretax losses of $0.2 million and zero million, respectively.  Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $13.8 million at March 31, 2014 and December 31, 2013.

The net operating losses associated with the Company’s U.S.-based operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes. During each of the three month periods ended March 31, 2014 and 2013, such state and local income taxes totaled less than $0.1 million.

NOTE 14.  Related Party Transactions

Management Transition

On December 31, 2013, Mr. Busher retired from his role as the Company’s Chief Operating Officer and Head of European Operations. Mr. Busher continues to serve as a director and the non-executive Chairman of the Board of Directors of MAL.

In order to promote a smooth transition of Mr. Busher’s duties and responsibilities, the Company entered into a transition letter with him on February 21, 2013 pursuant to which he agreed to: (i) retire from the Board, effective May 17, 2013, the end of his existing term as a Class B director, (ii) transition his executive roles with the Company during 2013, and (iii) retire as Chief Operating Officer and Head of European Operations on December 31, 2013 (the date Mr. Busher’s service agreement expired).

Pursuant to the transition letter, Mr. Busher waived all rights to severance and other termination payments set forth in his service agreement, including any entitlement to payments upon expiration or non-renewal of his service agreement.  In consideration for Mr. Busher’s waiver of these and other rights under his service agreement, as well as his release of any claims against the Company and his continued compliance with the restrictive covenants contained in his service agreement, the Company agreed to the following treatment of his outstanding RSUs awards: (i) the RSUs that were originally granted to Mr. Busher pursuant to the 2010-2013 and 2012-2015 Variable RSU cycles, which were scheduled to vest on December 15, 2013, were vested fully on March 15, 2013; (ii) the RSUs that were originally granted to Mr. Busher as part of the 2012-2015 Variable RSU cycle, which were scheduled to vest on December 15, 2014 or later, were vested fully on December 15, 2013; and (iii) the RSUs that were granted to Mr. Busher as part of the 2013-2016 Variable RSU cycle, which were scheduled to vest on December 15, 2014 or later, vested fully on March 14, 2014. See Note 12.

In connection with Mr. Busher’s planned retirement, on March 7, 2013 he sold 469,222 Common Shares to the Company in a private transaction.  The price negotiated and paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached.

BCRH

BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its subsidiaries Blue Capital Re and Blue Capital Re ILS. BCRH commenced its operations in November 2013 and, pursuant to an initial public offering (the “IPO”), its common shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.  As of March 31, 2014 and December 31, 2013, Montpelier Re owned 28.6% of BCRH’s outstanding common shares.

In connection with the IPO, during the fourth quarter of 2013 Montpelier: (i) reimbursed BCRH for the underwriting discount it incurred, which was equal to 5% of the gross proceeds it received from third parties ($6.2 million); (ii) paid a structuring fee to a third-party equal to 1% of the gross proceeds BCRH received from third parties ($1.3 million); and (iii) paid $0.9 million of BCRH’s offering expenses (representing BCRH’s offering expenses in excess of $1.0 million).

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

Montpelier provides services to BCRH and its subsidiaries through the following arrangements:

BW Retrocessional Agreement.  Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Contract”), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Contract, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

Investment Management Agreement.  On November 12, 2013, BCRH entered into an Investment Management Agreement with BCML (the “Investment Management Agreement”). Pursuant to the terms of the Investment Management Agreement, BCML has full discretionary authority, including the delegation of the provision of its services, to manage BCRH’s assets, subject to its underwriting guidelines, the terms of the Investment Management Agreement and the oversight of BCRH’s board of directors.

Underwriting and Insurance Management Agreement.  On November 12, 2013, BCRH, Blue Capital Re and BCIML entered into an Underwriting and Insurance Management Agreement (the “Underwriting and Insurance Management Agreement”).  Pursuant to the Underwriting and Insurance Management Agreement, BCIML provides underwriting, risk management, claims management, ceded retrocession agreements management, and actuarial and reinsurance accounting services to Blue Capital Re. BCIML has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to Blue Capital Re’s underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the BCRH’s board of directors.

Administrative Services Agreement.  On November 12, 2013, BCRH entered into an Administrative Services Agreement with BCML (the “Administrative Services Agreement”). Pursuant to the terms of the Administrative Services Agreement, BCML provides BCRH with support services, including the services of Messrs. Pollett, and Paquette, as well as finance and accounting, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

BCRH and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), BCRH and/or its subsidiaries must pay a one-time termination fee to the Managers, as applicable, equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $8.8 million as of March 31, 2014).

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

During the three month period ended March 31, 2014, Montpelier earned a total of $0.7 million and $0.1 million pursuant to services it provided to BCRH and its subsidiaries under the Investment Management Agreement and the Administrative Services Agreement, respectively. During the three month period ended March 31, 2014, Montpelier earned less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

As of March 31, 2014 and December 31, 2013, BCRH and its subsidiaries owed Montpelier $0.8 million and $0.5 million, respectively, for the services performed pursuant to the aforementioned agreements.

NOTE 15.  Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its assets and liabilities that constitute financial instruments on its consolidated balance sheets at fair value with the exception of the Senior Notes, Trust Preferred Securities and other investments carried at net asset value.

At March 31, 2014 and December 31, 2013, the fair value of the Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $300.0 million and $303.2 million, respectively, which compared to a carrying value of $299.2 million. See Note 5.

At March 31, 2014 and December 31, 2013, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $91.5 million and $89.5 million, respectively, which compared to a carrying value of $100.0 million. See Note 5.

At March 31, 2014 and December 31, 2013, the fair value and net asset value of Montpelier’s other investments carried on the Company’s consolidated balance sheets were approximately the same. See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2014 and 2013, and our financial condition as of March 31, 2014 and December 31, 2013.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2013 Form 10-K, as filed with the SEC.

This Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See Item 1A “Risk Factors” contained in the 2013 Form 10-K, as filed with the SEC, for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.

Important events and uncertainties that could cause our actual results, future dividends on, or repurchases of, Common Shares or Preferred Shares to differ include, but are not limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to effectively execute the business plans of the Company, its subsidiaries and any new ventures that it may enter into; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management processes, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, including our dependency on the loss information we receive from cedants and brokers; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the Company and the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency and interest rate fluctuations.

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

Overview

Summary Financial Results

We ended the first quarter of 2014 with a FCBVPCS of $31.01, an increase of 5.8% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and investment results (as measured on a total return basis).  Our comprehensive income available to the Company for the first quarter of 2014 was $93.4 million and our GAAP combined ratio was 50.4%.

Our underwriting results for the first quarter of 2014 contained no individually significant catastrophe losses and benefitted from $35.2 million of net prior year favorable loss reserve development. Our investment results for the first quarter of 2014 included $22.7 million of net realized and unrealized investment gains, which were comprised of $15.3 million in net gains from fixed maturity investments, $3.6 million in net gains from equity securities and $3.8 million in net gains from other investments.

We ended the first quarter of 2013 with a FCBVPCS of $27.49, an increase of 5.6% for the quarter after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS was primarily the result of strong underwriting and solid investment results (as measured on a total return basis).  Our comprehensive income available to the Company for the first quarter of 2013 was $91.9 million and our GAAP combined ratio was 62.4%.

Our underwriting results for the first quarter of 2013 contained no individually significant catastrophe losses and benefitted from $18.4 million of net prior year favorable loss reserve development. Our investment results for the first quarter of 2013 included $0.7 million of net realized and unrealized investment losses, which were comprised of $3.1 million in net losses from fixed maturity investments, $1.1 million in net gains from equity securities and $1.3 million in net gains from other investments.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPCS”) and FCBVPCS as of selected balance sheet dates:

	March 31, 2014	Dec. 31, 2013	March 31, 2013
Book value numerator (in millions):

Shareholders’ Equity available to the Company	$1,657.2	$1,642.1	$1,676.3
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	$1,507.2	$1,492.1	$1,526.3

Book value denominators (in thousands):

[B] Common Shares outstanding	47,018	49,274	54,028
RSUs outstanding	1,589	1,449	1,486
[C] Common Shares and RSUs outstanding	48,607	50,723	55,514

BVPCS [A] / [B]	$32.05	$30.28	$28.25
FCBVPCS [A] / [C]	31.01	29.42	27.49

Increase in FCBVPCS: (1)

From December 31, 2013	5.8%
From March 31, 2013	14.6%

(1)   Computed as the change in FCBVPCS after taking into account dividends declared on Common Shares of $0.125 and $0.48 during the three and twelve month periods ended March 31, 2014, respectively.

Our computations of FCBVPCS and the increase in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

The Company’s increase in FCBVPCS serves as the performance measure for both the portion of our annual employee cash bonuses that are based on Company performance and for our Variable RSU awards in the Initial RSU Period. We believe that this performance measure: (i) directly aligns our interests and motivations with those of our stakeholders; and (ii) provides our employees with the ability to easily understand, and identify with, their incentive hurdle, and allows our stakeholders to easily track the Company’s performance with respect to this goal, since we present our calculations of FCBVPCS and the increase in our FCBVPCS in our quarterly earnings releases and our annual and quarterly filings with the SEC.

Executive Overview

We provide customized and innovative insurance and reinsurance solutions to the global market through our underwriting platforms in Bermuda, the U.K. and the U.S. Through our affiliates in Bermuda, we also provide institutional and retail investors with the opportunity to directly invest in global property catastrophe reinsurance risks.

During the first quarter of 2014 each of our operating segments, Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance, experienced strong profitability producing combined ratios of 21%, 86% and 30%, respectively.  Overall, we achieved a 5.8% increase in our FCBVPCS for the period while returning $76.2 million to holders of our Common Shares through share repurchases and dividends.

Additionally, our total capital under the management of Blue Capital® currently stands at $600 million, enabling us to provide a broader product mix and increased line sizes to select clients.

BCRH, our newest Collateralized Reinsurance vehicle which is traded on the New York Stock Exchange, has already reached profitability in its first full operational quarter by achieving a 3.5% increase in its book value per share for the period, including dividends declared. BCRH and its subsidiaries have further expanded our presence in the collateralized reinsurance market.

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

Looking ahead, despite the competitive market conditions we currently face, through our efforts thus far in 2014 we believe that we have: (i) achieved preferred signings; (ii) strengthened our relationships with key business partners; and (iii) expanded our product mix.  As a result, with our strong consolidated balance sheet, disciplined underwriting and specialist approach, we are positioned to perform well in 2014 and beyond. Further, at current risk exposure levels, we believe we have retained the ability to quickly adapt and respond to new market opportunities while continuing our strategic focus on property, marine and other short-tail lines.

Third-Party Fees and Expense Reimbursements

We have entered into specialized quota share reinsurance contracts with unaffiliated third-parties with respect to a portion of Montpelier Re’s Property Catastrophe - Treaty book of business, under which we are eligible to receive override and profit commissions.

We record the override and profit commissions associated with these specialized quota share reinsurance contracts (when earned) as a reduction to our acquisition costs which, in turn, reduces our acquisition cost and overall combined ratios. These benefits to us totaled $2.7 million and $3.3 million in the first quarter of 2014 and 2013, respectively.

We have also entered into similar intercompany quota share reinsurance contracts with certain of our affiliates, under which we are eligible to receive override and profit commissions, and we have been contracted to manage all, or substantially all, of the net assets of BCRH and the BCGR Listed Fund, under which we are entitled to receive fronting fees, management and performance fees and expense reimbursements.

Because the results of BCRH and the BCGR Cell are fully consolidated in our consolidated statements of operations and comprehensive income, we record these benefits (when earned) as decreases to the net income attributable to non-controlling interests, thereby increasing the net income and comprehensive income available to the Company. These benefits to us totaled $2.2 million and $0.2 million in the first quarter of 2014 and 2013, respectively.

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

Our multi-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event and simulating our yearly net operating result to reflect an aggregation of modeled underwriting, investment and other risks. Management routinely seeks to refine and improve our risk management system and the Board regularly reviews the outputs from this process.

The following discussion should be read in conjunction with Item 1A “Risk Factors” included in the 2013 Form 10-K, as filed with the SEC, in particular the specific risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We monitor our net reinsurance treaty contract limits that we believe are exposed to a single natural catastrophe  occurrence within certain broadly defined major catastrophe zones.  We provide these limits as a measure of our relative potential loss exposure across major zones in the event a natural catastrophe occurs.

Our January 1, 2014 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of March 31, 2014
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:

Mid-Atlantic hurricane	$581	35%
Florida hurricane	462	28%
Northeast hurricane	438	26%
Gulf hurricane	412	25%
Hawaii hurricane	184	11%

U.S. Earthquake:

New Madrid earthquake	$546	33%
California earthquake	392	24%
Northwest earthquake	372	22%

European Windstorm:

Western European windstorm	$488	29%
U.K. & Ireland windstorm	419	25%
Scandinavia windstorm	183	11%

Other Countries:

Japan earthquake	$276	17%
Canada earthquake	263	16%
Australia earthquake	245	15%
Australia cyclone	243	15%
New Zealand earthquake	169	10%
Turkey earthquake	166	10%
Chile earthquake	152	9%
Japan windstorm	150	9%

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

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of March 31, 2014
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year

U.S. Hurricane	$317	$375	19%	23%

European windstorm	244	312	15%	19%

U.S. Earthquake	187	286	11%	17%

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

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.  This is particularly true for the direct insurance and facultative reinsurance portfolio we underwrite. For example, our projected net impact from a large European windstorm may differ materially depending on whether the majority of loss comes from the U.K. & Ireland or from Continental Europe.

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

Consolidated Results of Operations

Our consolidated financial results for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2014	2013

Gross insurance and reinsurance premiums written	$273.5	$261.2
Ceded reinsurance premiums	(36.4)	(35.2)
Net insurance and reinsurance premiums written	237.1	226.0
Change in net unearned insurance and reinsurance premiums	(80.3)	(66.3)
Net insurance and reinsurance premiums earned	156.8	159.7

Net investment income	12.9	16.4
Net realized and unrealized investment gains (losses)	22.7	(0.7)
Net foreign currency gains (losses)	(1.8)	21.1
Net income (loss) from derivative instruments	(5.1)	4.6
Other revenue	0.3	—
Total revenues	185.8	201.1
Underwriting expenses:
Loss and LAE — current year losses	62.6	69.0
Loss and LAE — prior year losses	(35.2)	(18.4)
Insurance and reinsurance acquisition costs	24.8	22.1
General and administrative expenses	26.8	26.9

Non-underwriting expenses:
Interest and other financing expenses	4.7	4.7
Total expenses	83.7	104.3

Income before income taxes	102.1	96.8
Income tax benefit (provision)	0.1	(0.2)

Net income	102.2	96.6
Net income attributable to non-controlling interest	(9.0)	(1.2)
Net income available to the Company	93.2	95.4
Dividends declared on Preferred Shares	(3.3)	(3.3)
Net income available to the Company’s common shareholders	$89.9	$92.1
Net income	$102.2	$96.6
Net change in foreign currency translation	0.2	(3.5)
Comprehensive income	102.4	93.1
Net income attributable to non-controlling interest	(9.0)	(1.2)
Comprehensive income available to the Company	$93.4	$91.9
Loss and LAE ratio	17.5%	31.7%
Acquisition cost ratio	15.8%	13.9%
General and administrative expense ratio	17.1%	16.8%
GAAP combined ratio	50.4%	62.4%

I. Review of Underwriting Results - by Segment

We currently operate through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance.  Each of our segments represents a separate underwriting platform through which we write, or formerly wrote, insurance and reinsurance business.  Our segment disclosures provided herein present the operations of each segment prior to the effects of intercompany quota share reinsurance agreements among them.

The activities of the Company, certain of its intermediate holding and service companies and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented herein.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2014	2013

Gross premiums written	$173.9	$175.9
Ceded reinsurance premiums	(36.2)	(25.9)
Net premiums written	137.7	150.0
Change in net unearned premiums	(57.4)	(48.8)
Net premiums earned	80.3	101.2
Loss and LAE - current year losses	(25.9)	(33.3)
Loss and LAE - prior year losses	26.0	26.0
Acquisition costs	(8.1)	(8.8)
General and administrative expenses	(8.7)	(9.2)
Underwriting income	$63.6	$75.9
Loss and LAE ratio	(0.1)%	7.2%
Acquisition cost ratio	10.1%	8.7%
General and administrative expense ratio	10.9%	9.1%
GAAP combined ratio	20.9%	25.0%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$120.9	70%	$123.2	70%
Property Specialty - Treaty	17.6	10	12.0	7
Other Specialty - Treaty	28.4	16	30.7	17
Property and Specialty Individual Risk	7.0	4	10.0	6
Gross premiums written	173.9	100%	175.9	100%
Ceded reinsurance premiums	(36.2)		(25.9)
Net premiums written	$137.7		$150.0

Note - Montpelier Bermuda’s gross and net premiums written during the periods presented include amounts assumed from Montpelier at Lloyd’s.  Montpelier Bermuda’s reinsurance premiums ceded during the 2014 period include amounts ceded to Collateralized Reinsurance. These inter-segment reinsurance agreements are eliminated in consolidation.  See “Corporate and Other” under this Item 2.

Gross premiums written within Montpelier Bermuda during the first quarter of 2014 were largely unchanged from those of the first quarter of 2013 with the increase in the Property Specialty - Treaty line of business due to new accounts written being offset by smaller decreases in each of the other lines of its business.

Reinsurance premiums ceded by Montpelier Bermuda during the first quarters of 2014 and 2013 were $36.2 million and $25.9 million, respectively. The increase in Montpelier Bermuda’s reinsurance premiums ceded during the first quarter of 2014, versus that of the comparable 2013 period, was primarily the result of more Property Catastrophe - Treaty business being ceded on a pro-rata basis to both the Company’s Collateralized Reinsurance segment and to third parties.

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

Net premiums written and earned by Montpelier Bermuda during the three month periods ended March 31, 2014 and 2013 included increases (decreases) due to reinstatements of $(0.1) million and $2.2 million, respectively.

Net Premiums Earned

Net premiums earned by Montpelier Bermuda during the three month periods ended March 31, 2014 and 2013 were $80.3 million and $101.2 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods
	Ended March 31,
(Millions)	2014	2013

Gross unpaid loss and LAE reserves - beginning	$520.9	$728.2
Reinsurance recoverable on unpaid losses - beginning	(48.7)	(87.7)
Net unpaid loss and LAE reserves - beginning	472.2	640.5

Losses and LAE incurred:
Current year losses	25.9	33.3
Prior year losses	(26.0)	(26.0)
Total losses and LAE incurred	(0.1)	7.3

Losses and LAE paid and approved for payment	(37.6)	(44.8)

Net unpaid loss and LAE reserves - ending	434.5	603.0
Reinsurance recoverable on unpaid losses - ending	44.4	76.6
Gross unpaid loss and LAE reserves - ending	$478.9	$679.6

Note - Montpelier Bermuda’s ending reinsurance recoverable on unpaid losses at March 31, 2014, includes a $1.0 million recoverable from Collateralized Reinsurance pursuant to an inter-segment reinsurance arrangement which is eliminated in consolidation.

The following table summarizes Montpelier Bermuda’s net loss and LAE ratios for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods
	Ended March 31,
	2014	2013

Loss and LAE ratio - current year	32.3%	32.9%
Loss and LAE ratio - prior year	(32.4)%	(25.7)%

Loss and LAE ratio	(0.1)%	7.2%

Current Year Loss and LAE Events

During the first quarter of 2014 and 2013, Montpelier Bermuda experienced $25.9 million and $33.3 million in current year net losses and LAE incurred, respectively.  There were no individually significant known loss events impacting Montpelier Bermuda during either of those periods.

Prior Year Loss and LAE Development

During the first quarter of 2014, Montpelier Bermuda experienced $26.0 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  A casualty claim incurred during 2012 ($3.6 million increase),

•                  2011 New Zealand earthquakes ($3.0 million decrease),

•                  2005 U.S. Hurricanes ($2.5 million decrease),

•                  2008 Hurricane Gustav ($2.2 million decrease),

•                  2011 Thai floods ($1.6 million decrease),

•                  2011 Japanese earthquake ($1.4 million decrease),

•                  2012 Italian earthquake ($1.2 million decrease), and

•                  2010 Chilean earthquake ($1.1 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda during the first quarter of 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $9.3 million during the first quarter of 2014.

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

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
($ in millions)	2014	2013

Acquisition costs	$8.1	$8.8
Acquisition cost ratio	10.1%	8.7%
General and administrative expenses	$8.7	$9.2
General and administrative expense ratio	10.9%	9.1%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are accrued based on the estimated results of the subject contract, change as Montpelier Bermuda’s estimates of loss and LAE fluctuate.  Montpelier Bermuda pays profit commissions on certain assumed reinsurance contracts, and receives profit commissions on certain ceded reinsurance contracts. Only a few of Montpelier Bermuda’s assumed and ceded reinsurance contracts contain profit commission clauses and the terms of these profit commissions are specific to the individual contracts and vary as a percentage of the contract results.

Montpelier Bermuda recorded net profit commission benefits of $1.8 million and $2.4 million during the three month periods ended March 31, 2014 and 2013, respectively.

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

Montpelier Bermuda’s acquisition cost ratio for the first quarter of 2014 was higher than that of the comparable 2013 period, primarily as a result of: (i) an increase in Montpelier Bermuda’s net earned premium represented by pro-rata contracts, which typically incorporate higher acquisition costs than excess-of-loss contracts; and (ii) the decrease in net profit commission benefits noted above.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
(Millions)	2014	2013

Operating expenses	$6.8	$7.2
Incentive compensation expenses	1.9	2.0

General and administrative expenses	$8.7	$9.2

The decrease in operating expenses incurred by Montpelier Bermuda during the first quarter of 2014, versus those of the comparable 2013 period, was due primarily to a reduction in centrally managed information technology costs allocated to the Montpelier Bermuda segment.

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

Montpelier Bermuda’s incentive compensation expenses incurred during the first quarter of 2014 were consistent with those of the comparable 2013 period.

MONTPELIER AT LLOYD’S

Underwriting results for Montpelier at Lloyd’s for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2014	2013

Gross premiums written	$74.1	$69.8
Ceded reinsurance premiums	(8.7)	(8.7)
Net premiums written	65.4	61.1
Change in net unearned premiums	(9.3)	(6.7)
Net premiums earned	56.1	54.4

Loss and LAE - current year losses	(35.7)	(35.7)
Loss and LAE - prior year losses	9.0	(7.4)
Acquisition costs	(12.9)	(12.9)
General and administrative expenses	(8.8)	(8.3)
Underwriting income	$7.7	$(9.9)

Loss and LAE ratio	47.6%	79.2%
Acquisition cost ratio	23.0%	23.7%
General and administrative expense ratio	15.7%	15.3%

GAAP combined ratio	86.3%	118.2%

Gross and Net Premiums Written

The following table summarize Montpelier at Lloyds’ premium writings, by line of business, for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$2.9	4%	$3.3	5%
Property Specialty - Treaty	1.3	2	2.6	4
Other Specialty - Treaty	21.6	29	19.9	28
Property and Specialty Individual Risk	48.3	65	44.0	63

Gross premiums written	74.1	100%	69.8	100%
Reinsurance premiums ceded	(8.7)		(8.7)
Net premiums written	$65.4		$61.1

Note - Montpelier at Lloyds’ reinsurance premiums ceded during the periods presented include amounts ceded to Montpelier Bermuda pursuant to inter-segment reinsurance agreements that are eliminated in consolidation.  See “Corporate and Other” under this Item 2.

Gross premiums written within Montpelier at Lloyd’s during the first quarter of 2014 totaled $74.1 million, an increase of 6% from the gross premiums written during the first quarter of 2013.  The primary driver of the increase was an expansion of Montpelier at Lloyds’ direct property portfolio, which is presented within the Property and Specialty Individual Risk line of business.

The amount of reinsurance premiums ceded by Montpelier at Lloyd’s during the first quarter of 2014 was consistent with those ceded during the first quarter of 2013.

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

Net premiums written and earned by Montpelier at Lloyd’s during the three month periods ended March 31, 2014 and 2013 included reinstatements of $1.0 million and $0.2 million, respectively.

Net Premiums Earned

Net premiums earned at Montpelier at Lloyd’s were $56.1 million and $54.4 million during the three month periods ended March 31, 2014 and 2013, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier at Lloyds’ loss and LAE reserve movements for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
(Millions)	2014	2013

Gross unpaid loss and LAE reserves - beginning	$337.3	$354.0
Reinsurance recoverable on unpaid losses - beginning	(23.3)	(28.3)
Net unpaid loss and LAE reserves - beginning	314.0	325.7

Losses and LAE incurred:
Current year losses	35.7	35.7
Prior year losses	(9.0)	7.4
Total losses and LAE incurred	26.7	43.1

Net foreign currency translation movements on loss and LAE reserves	2.1	(22.7)

Losses and LAE paid and approved for payment	(23.2)	(40.9)
Net unpaid loss and LAE reserves - ending	319.6	305.2
Reinsurance recoverable on unpaid losses - ending	19.3	20.8
Gross unpaid loss and LAE reserves - ending	$338.9	$326.0

Note - Montpelier at Lloyds’ ending reinsurance recoverables on unpaid losses at March 31, 2014 and December 31, 2013, include amounts recoverable from Montpelier Bermuda of $7.8 million and $8.4 million, respectively, pursuant to inter-segment reinsurance arrangements which are eliminated in consolidation.

The following table summarizes Montpelier at Lloyds’ net loss and LAE ratios for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
	2014	2013

Loss and LAE ratio - current year	63.6%	65.6%
Loss and LAE ratio - prior year	(16.0)%	13.6%

Loss and LAE ratio	47.6%	79.2%

Current Year Loss and LAE Events

During each of the first quarters of 2014 and 2013, Montpelier at Lloyd’s experienced $35.7 million in current year net losses and LAE incurred. There were no individually significant known loss events impacting Montpelier at Lloyd’s during either of those periods.

Prior Year Loss and LAE Development

During the first quarter of 2014, Montpelier at Lloyd’s experienced $9.0 million of net favorable development on prior year loss and LAE reserves. This primarily resulted from actual claims reported to Montpelier at Lloyd’s during the first quarter of 2014 being less than the amount of IBNR it initially provided for such claims in prior years. Consequently, Montpelier at Lloyd’s decreased its loss and LAE reserves, specifically those related to the Property and Specialty Individual Risk and Other Property Speciality - Treaty lines of business, by $5.8 million and $2.3 million, respectively, during the first quarter of 2014.

During the first quarter of 2013, Montpelier at Lloyd’s experienced $7.4 million in net unfavorable development on prior year loss and LAE reserves.  This primarily resulted from $14.7 million of foreign currency transaction losses on its prior year losses and LAE incurred (as described below).  In addition, actual claims reported to Montpelier at Lloyd’s during the first quarter of 2013 were less than the amount of IBNR it initially provided for such claims in prior years. Consequently, Montpelier at Lloyd’s decreased its loss and LAE reserves, specifically those related to the Property Catastrophe -Treaty and Specialty Individual Risk lines of business, by $2.1 million and $1.4 million, respectively,  during the first quarter of 2013.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier at Lloyds’ prior year losses and LAE incurred included foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $1.9 million and $(14.7) million during the three month periods ended March 31, 2014 and 2013, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

For the three month period ended March 31, 2014, Montpelier at Lloyds’ loss and LAE and combined ratios were largely unaffected by foreign currency transaction gains or losses on its prior year loss and LAE reserves.  For the three month period ended March 31, 2013, Montpelier at Lloyds’ loss and LAE ratio of 79.2% (as well as its combined ratio of 118.2%) included a 27 percentage point increase relating to net foreign currency transaction losses on its prior year loss and LAE reserves.

Since a significant portion of Syndicate 5151’s loss and LAE reserves are denominated in U.S. dollars, changes in the value of the British pound (Syndicate 5151’s functional currency) relative to the U.S. dollar generate foreign currency transaction gains or losses within its losses and LAE incurred upon the conversion of these U.S. dollar-denominated liabilities to British pounds. However, the subsequent translation of these liabilities back into U.S. dollars in consolidation generates substantially offsetting foreign currency translation gains and losses, which are recorded as part of comprehensive income. Therefore, in periods in which there are meaningful movements in the relative value of the British pound versus the U.S. dollar, the resulting impact to Syndicate 5151’s losses and LAE incurred (as well as its loss and LAE and combined ratios) can significantly impact its reported underwriting performance without necessarily impacting the Company’s comprehensive income or shareholders’ equity.  The first quarter of 2013 was a period in which there was a significant weakening of the British pound versus the U.S. dollar, and as a result this impact was particularly pronounced within Syndicate 5151’s first quarter 2013 underwriting result.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier at Lloyds’  loss and LAE reserves included foreign currency translation gains (losses) of $(2.1) million and $22.7 million during the three month periods ended March 31, 2014 and 2013, respectively.  Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier at Lloyds’ net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier at Lloyds’ underwriting expenses for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
($ in millions)	2014	2013

Acquisition costs	$12.9	$12.9
Acquisition cost ratio	23.0%	23.7%

General and administrative expenses	$8.8	$8.3
General and administrative expense ratio	15.7%	15.3%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier at Lloyds’ estimates of loss and LAE fluctuate.  Profit commission increases (decreases) totaled $(0.8) million and $0.6 million for the three month periods ended March 31, 2014 and 2013, respectively.

All other acquisition costs are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers. Commission revenue on purchased reinsurance covers is earned over the same period that the corresponding premiums are expensed.

Montpelier at Lloyds’ acquisition costs and acquisition cost ratio for the three month period ended March 31, 2014,were each largely consistent with those of the comparable 2013 period.  During the first quarter of 2014, Montpelier at Lloyds’ decreases in profit commissions were offset by the effect of higher acquisition costs driven by increased writings of marine and casualty business.

The following table summarizes Montpelier at Lloyds’ general and administrative expenses during the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
(Millions)	2014	2013

Operating expenses	$6.9	$6.9
Incentive compensation expenses	1.9	1.4

General and administrative expenses	$8.8	$8.3

Montpelier at Lloyds’ operating expenses incurred during the first quarter of 2014 were consistent with those of the first quarter of 2013.

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

Montpelier at Lloyds’ incentive compensation expenses incurred during the first quarter of 2014 increased versus those of the comparable 2013 period, primarily as a result of an increase in personnel who are eligible to participate in the Company’s share-based compensation program.

COLLATERALIZED REINSURANCE

Underwriting results for the Collateralized Reinsurance segment for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2014	2013

Gross premiums written	$34.0	$14.6
Ceded reinsurance premiums	—	—
Net premiums written	34.0	14.6
Change in net unearned premiums	(13.6)	(10.8)
Net premiums earned	20.4	3.8

Loss and LAE — current year losses	(1.0)	—
Loss and LAE — prior year losses	0.2	—
Acquisition costs	(3.8)	(0.3)
General and administrative expenses	(1.5)	(0.7)

Underwriting income	$14.3	$2.8

Loss and LAE ratio	3.9%	—%
Acquisition cost ratio	18.6%	7.9%
General and administrative expense ratio	7.4%	18.4%

GAAP combined ratio	29.9%	26.3%

Since the commencement of its operations in June 2012, the Collateralized Reinsurance segment has assumed natural catastrophe exposures on an excess-of-loss basis from third-parties and Montpelier Re (pursuant to inter-segment reinsurance arrangements), all of which is reflected within the Property Catastrophe - Treaty line of business.

BCRH and its subsidiaries commenced their operations in November 2013.

Collateralized Reinsurance’s gross premiums written totaled $34.0 million and $14.6 million during the three month periods ended March 31, 2014 and 2013, respectively.  The increase in gross premiums written during the first quarter of 2014, as compared to those written in the comparable 2013 period, reflects: (i) additional capital deployed into Blue Water Re by the BCGR Listed Fund; and (ii) capital being initially deployed by Blue Capital Re during the first quarter of 2014.

The Collateralized Reinsurance segment did not cede any of its reinsurance premiums during the periods presented.

Net premiums earned by the Collateralized Reinsurance segment during the three month periods ended March 31, 2014 and 2013, were $20.4 million and $3.8 million, respectively.  Premiums earned are primarily a function of the amount and timing of net premiums previously written.

Net premiums written and earned by the Collateralized Reinsurance segment were not impacted by reinstatement premiums during the periods presented.

During the three month period ended March 31, 2014, the Collateralized Reinsurance segment established $1.0 million of current year loss and LAE reserves, nearly all of which constituted IBNR reserves, and experienced $0.2 million of favorable prior year loss reserve development.  During the three month period ended March 31, 2013, the Collateralized Reinsurance segment did not establish any loss and LAE reserves.

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.  Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Collateralized Reinsurance’s estimates of loss and LAE fluctuate.

During the three month period ended March 31, 2014, the Collateralized Reinsurance segment incurred $0.9 million in profit commissions. During the three month period ended March 31, 2013, the Collateralized Reinsurance segment did not incur any profit commissions.

The remaining increase in acquisition costs incurred by the Collateralized Reinsurance segment during the first quarter of 2014, resulted from a significant amount of premium it wrote on a pro-rata basis during the period.  Acquisition costs associated with pro-rata business are typically higher than those associated with excess-of-loss premium.

The following table summarizes the Collateralized Reinsurance segment’s general and administrative expenses during the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
(Millions)	2014	2013

Operating expenses	$1.0	$0.7
Incentive compensation expenses	0.5	—

General and administrative expenses	$1.5	$0.7

The increase in the Collateralized Reinsurance segment’s operating expenses during the first quarter of 2014, versus those of the first quarter of 2013, related to third-party operating expenses incurred by BCRH and its subsidiaries.

Incentive compensation expenses recorded within the Collateralized Reinsurance segment during the first quarter of 2014 represent those expenses relating to our dedicated Collateralized Reinsurance staff, as well as an allocation of a portion of those expenses relating to certain other staff within Montpelier that indirectly support our Collateralized Reinsurance operations.

No incentive compensation expenses were recorded within the Collateralized Reinsurance segment during the first quarter of 2013.

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate holding and service companies, the Company’s former MUSIC Run-Off segment, and eliminations relating to intercompany reinsurance and service charges, is not considered to be an operating segment. The underwriting losses generated by Corporate and Other principally reflect general and administrative expenses in support of our various operating companies.

Our Corporate and Other results for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Month Periods Ended March 31,
(Millions)	2014	2013

Gross premiums written	$(8.5)	0.9
Ceded reinsurance premiums	8.5	(0.6)
Net premiums written	—	0.3
Change in net unearned premiums	—	—
Net premiums earned	—	0.3

Loss and LAE — current year losses	—	—
Loss and LAE — prior year losses	—	(0.2)
Acquisition costs	—	(0.1)
General and administrative expenses	(7.8)	(8.7)

Underwriting loss	$(7.8)	$(8.7)

The premiums written within Corporate and Other represent: (i) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier Lloyd’s, and between Montpelier Bermuda and Collateralized Reinsurance, and (ii) additional audit premium relating to policies written by MUSIC on or prior to December 31, 2011.

The premium eliminations relating to inter-segment reinsurance arrangements recorded within Corporate and Other during the periods presented were as follows:

	Three Month Period Ended March 31, 2014			Three Month Period Ended March 31, 2013
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$0.3	$(8.2)	$(7.9)	$(0.6)	$—	$(0.6)
Montpelier at Lloyd’s	—	(0.3)	(0.3)		0.6	0.6
Collateralized Reinsurance	8.2	—	8.2	—	—	—
Total inter-segment premiums	$8.5	$(8.5)	$—	$(0.6)	$0.6	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the quarters ended March 31, 2014 and 2013:

	Three Month Period Ended March 31,
(Millions)	2014	2013

Operating expenses	$6.2	$5.6
Incentive compensation expenses	1.6	3.1
General and administrative expenses	$7.8	$8.7

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company.

Operating expenses incurred during the three month period ended March 31, 2014 increased over that of the comparable 2013 period, primarily as a result of increased consulting and legal costs, as well as an increase in centrally-managed information technology costs retained by Corporate and Other.

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

The decrease in Corporate and Other’s incentive compensation expenses incurred during the first quarter of 2014 resulted from the following: (i) the reversal of a 2013 over-accrual of Variable RSU and bonus expense; and (ii) an increase in first quarter 2014 RSU forfeitures, versus those recognized during the 2013 first quarter.  Additionally, incentive compensation expenses during the first quarter of 2013 were adversely affected by the acceleration of Mr. Busher’s outstanding RSU award in connection with his retirement on December 31, 2013.  See Note 12 of the Notes to Consolidated Financial Statements.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
($ in millions)	2014	2013

Investment income	$15.3	$18.4
Investment expenses	(2.4)	(2.0)
Net investment income	12.9	16.4
Net realized investment gains (losses)	(0.1)	9.1
Net unrealized investment gains (losses)	22.8	(9.8)
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	(5.6)	2.9
Credit Derivatives	(2.9)	(0.5)
Interest Rate Contracts	2.5	4.9
Investment Options and Futures	(0.8)	1.5
Net foreign currency transaction gains (losses) - investing activities	1.8	(4.7)
Total return on cash and investments ($)	$30.6	$19.8

Weighted average investment portfolio including cash	$3,170	$3,114
Investment return on cash and investments (%)	1.0%	0.6%

Weighted average investment portfolio including cash, as adjusted (1)	$2,763	$3,029
Investment return on cash and investments, as adjusted (%) (1)	1.1%	0.7%

(1)         Our weighted average investment portfolio and investment return calculations, as adjusted, exclude the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment, which totaled $406.8 million and $85.0 million at March 31, 2014 and 2013, respectively.  These assets are held in trust for the benefit of our Collateralized Reinsurance segments cedants and counterparties and are not intended to provide Montpelier or its cedants and counterparties with any investment return.

Our total return on cash and investments during the first quarter of 2014 was higher than that of the first quarter of 2013, due primarily to significantly higher net realized and unrealized gains experienced during the 2014 period.

Our investment income decreased during the first quarter of 2014, versus that of the first quarter of 2013, due mainly to a decline in the weighted average investment portfolio (when excluding the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment).

Investment expenses incurred during the 2014 period were higher than those incurred during the 2013 period, due to changes in the allocation of invested balances among investment managers as well as an increase in fees relating to our use of investment-related derivative instruments.

During the first quarter of 2014 we experienced $22.7 million of net realized and unrealized investment gains consisting of $15.3 million in net gains from our fixed maturity portfolio, $3.6 million in net gains from our equity portfolio and $3.8 million in net gains from our other investments.  The fixed maturity net gains we experienced during the first quarter of 2014 were largely the result of a decline in the U.S. Treasury yield curve. The equity portfolio net gains we experienced during the 2014 period followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that we increased our portfolio allocation to equity securities mid-quarter. The other investment net gains we experienced during the 2014 period related primarily to a limited partnership investment that invests in distressed debt instruments.

During the first quarter of 2013 we experienced $0.7 million of net realized and unrealized investment losses consisting of $3.1 million in net losses from our fixed maturity portfolio, $1.1 million in net gains from our equity portfolio and $1.3 million in net gains from our other investments.  The fixed maturity net losses we experienced during the first quarter of 2013 were largely the result of an increase in the U.S. Treasury yield curve as well as a widening of credit spreads on the fixed maturity investments we held versus that of U.S. Treasuries. The equity portfolio net gains we experienced during the 2013 period followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500. The other investment net gains we experienced during the 2013 period related primarily to a limited partnership investment that invests in distressed debt instruments.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net gain (loss) from investment-related derivative instruments was $(6.8) million and $8.8 million during the three month periods ended March 31, 2014 and 2013, respectively.  Each of our investment-related derivative instruments is further described in Note 6 of the Notes to Consolidated Financial Statements

During the three month periods ended March 31, 2014 and 2013, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $1.8 million and $(4.7) million, respectively. These foreign currency transaction gains and losses represent foreign currency exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

As of March 31, 2014, December 31, 2013 and March 31, 2013, our Level 3 investments measured at fair value, as defined in GAAP, totaled $24.4 million (or 0.9%), $28.6 million (or 1.1%) and $23.1 million (or 0.9%) of our total invested assets measured at fair value, respectively. During the first quarter of 2013, we transferred most of our bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case. We also increased our reliance on pricing services that base their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes.

As of March 31, 2014, we held net sovereign, corporate and asset-backed fixed maturity investments with exposure to the Eurozone with a fair value of $263.1 million (amortized cost of $260.2 million). Of our total Eurozone holdings at March 31, 2014, $61.2 million (amortized cost $60.7 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.

Net Foreign Currency Gains (Losses)

The following table summarizes the components of our consolidated net foreign currency gains (losses) for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
(Millions)	2014	2013

Net foreign currency transaction gains (losses) - investing activities	$1.8	$(4.7)
Net foreign currency transaction gains (losses) - other activities	(3.6)	25.8

Net foreign currency gains (losses)	$(1.8)	$21.1

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

The net foreign currency transaction gains (losses) we experienced during the periods presented associated with our other activities was primarily due to a strengthening (weakening) of the U.S. dollar against the British pound, the European Union euro, the Japanese yen and the New Zealand dollar, during such periods.  During the first quarter of 2013, a period in which there was a significant strengthening of the U.S. dollar against the British pound, the net foreign currency transaction gains we experienced were particularly pronounced.

Net Income (Loss) From Derivative Instruments

Our consolidated net income (loss) from derivative instruments was $(5.1) million and $4.6 million during the three month periods ended March 31, 2014 and 2013, respectively.  Each of our derivative instruments, as well as the net income and loss derived therefrom during the periods presented, is described in Note 6 of the Notes to Consolidated Financial Statements.

Other Revenue

Our consolidated other revenue of $0.3 million for the three month period ended March 31, 2014, represented Montpelier’s portion of the net income associated with a minority investment in a specialty managing general agency.  Our consolidated other revenue for the three month period ended March 31, 2013 totaled less than $0.1 million.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the three month periods ended March 31, 2014 and 2013:

	Three Month Periods Ended March 31,
(Millions)	2014	2013

Interest expense - Senior Notes	$3.5	$3.5
Interest expense - Trust Preferred Securities	1.0	1.0
Letter of credit fees, trust fees and amortization of debt issuance costs	0.2	0.2

Interest and other financing expenses	$4.7	$4.7

Our interest and other financing expenses during the three month periods ended March 31, 2014 and 2013 were unchanged. See Note 5 of the Notes to Consolidated Financial Statements.

Income Tax Benefit (Provision)

We are domiciled in Bermuda and have subsidiaries that are domiciled in the U.S. and the U.K. At the present time, no income taxes are levied in Bermuda and the Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda Minister of Finance exempting them from all Bermuda-imposed income, withholding and capital gains taxes until March 31, 2035.

During the three month periods ended March 31, 2014 and 2013, we recorded an income tax benefit (provision) of $0.1 million and $(0.2) million, respectively.  During each of these periods, our income tax movements were associated primarily with our U.K. operations.  See Note 13 of the Notes to Consolidated Financial Statements.

During the three month periods ended March 31, 2014 and 2013, our Bermuda operations had pretax income of $105.2 million and $84.1 million, respectively.

During the three month periods ended March 31, 2014 and 2013, our U.K. operations had pretax income (losses) of $(2.9) million and $12.7 million, respectively. Of these U.K. entities, only MCL remains in a cumulative net operating loss position.  Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of March 31, 2014 and December 31, 2013, we established U.K. deferred tax asset valuation allowances of $3.6 million and $3.1 million, respectively, against our existing U.K. gross deferred tax assets of $4.0 million and $3.6 million, respectively.

During the three month periods ended March 31, 2014 and 2013, our U.S. operations had pretax losses of $0.2 million and zero million, respectively.  Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, we have established an offsetting U.S. deferred tax asset valuation allowance against our existing gross deferred tax asset of $13.8 million at March 31, 2014 and December 31, 2013.

Our U.S. operations are also subject to state and local income taxes. During each of the three month periods ended March 31, 2014 and 2013, such state and local income taxes totaled less than $0.1 million.

Net Income Attributable to Non-Controlling Interests

During the three month periods ended March 31, 2014 and 2013, the net income attributable to third-party investors totaled $9.0 million and $1.2 million, respectively.  The net income attributable to non-controlling interests during the first quarter of 2014 consisted of: (i) $4.7 million of net income relating to third-party investors in the BCGR Cell; and (ii) $4.3 million of net income relating to third-party investors in BCRH.  The net income attributable to non-controlling interests during the first quarter of 2013 related entirely to third-party investors in the BCGR Cell. See Note 1 of the Notes to Consolidated Financial Statements.

Dividends Declared on Preferred Shares

During each of the three month periods ended March 31, 2014 and 2013, we declared $3.3 million in cash dividends on our Preferred Shares.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to holders of Preferred Shares and Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating and holding companies. See Note 11 of the Notes to Consolidated Financial Statements. We currently pay a regular dividend of $0.125 per Common Share per quarter and our Preferred Shares have a stated dividend rate of 8.875% per year. Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income, sales and maturities of investments and reinsurance recoveries.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, ceded reinsurance, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of March 31, 2014, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 0.6 years (inclusive of our fixed maturity derivative and short positions).  If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

As of March 31, 2014, our sources of immediate and unencumbered liquidity consisted of: (i) $173.9 million of cash and cash equivalents; (ii) $91.9 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; (iii) $137.6 million of publicly-traded equity securities whose proceeds are available within four business days; and (iv) $30.0 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.

The Company does not currently have a revolving credit facility because we anticipate that our current cash and cash equivalent balances and projected future cash flows from operations will be sufficient to cover the Company’s cash obligations under most loss scenarios through the foreseeable future.

On May 2, 2014, BCRH closed on a 364-day credit agreement (the “Credit Agreement”) which will allow it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Credit Agreement will, among other things, permit BCRH to fully deploy all of the net proceeds it received pursuant to its formation and capitalization during the initial year of its operations. The Company has agreed to serve as a guarantor for the Credit Agreement.

The Credit Agreement contains covenants that limits BCRH and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.

If BCRH or the Company fails to comply with any these covenants, the issuer of the Credit Agreement could revoke the facility and exercise remedies against BCRH or the Company.

BCRH intends to pay the Company an annual fee of $25,000 for serving as a guarantor for the Credit Agreement.

Capital Resources

The following table summarizes our capital structure as of March 31, 2014 and December 31, 2013:

	March 31,	Dec. 31,
(Millions)	2014	2013

Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total Debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,507.2	1,492.1
Total Capital available to the Company	$2,057.2	$2,042.1

Our total capital increased by $15.1 million during the first quarter of 2014 as a result of our recording comprehensive income available to the Company of $93.4 million, recognizing $1.2 million of additional paid-in capital through the amortization and issuances of share-based compensation, declaring $9.2 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $70.3 million of Common Shares.

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

The LIBOR Swap, which we entered into in 2012, will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the LIBOR Swap to its maturity.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, the secured facilities require us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of March 31, 2014 and December 31, 2013, our debt to capital ratio (which, as defined in such agreements, is the amount of our senior unsecured debt outstanding divided by the sum of: (i) the amount of our senior unsecured debt outstanding; and (ii) the amount of our total shareholders’ equity available to the Company, expressed as a percentage) was 15.3% and 15.4%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook) as of both dates.

We established the Reinsurance Trust and the FL Trust as a means of providing statutory credit to Montpelier Re’s cedants and we established the Lloyd’s Capital Trust as a means of satisfying Lloyd’s capital requirements.  As a result of these, and other, trust arrangements we currently utilize, our ongoing reliance on letter of credit facilities has been significantly reduced. See Note 5 of the Notes to Consolidated Financial Statements.

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

A downgrade of Montpelier Re’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with Montpelier Re. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or below “A-” by Standard and Poor’s constitutes grounds for cancellation.  In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would impact Montpelier Re and the Company.  See Item 1A “Risk Factors” contained in the 2013 Form 10-K, as filed with the SEC.

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

A downgrade of Lloyds’ A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with Syndicate 5151. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would impact Syndicate 5151 and the Company.  See Item 1A “Risk Factors” contained in the 2013 Form 10-K, as filed with the SEC.

Blue Water Re and Blue Capital Re

Blue Water Re and Blue Capital Re do not operate with a financial strength rating and, alternatively, each fully-collateralize their reinsurance obligations.

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

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and certain of our ongoing obligations to Selective in connection with the MUSIC Sale’ each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of March 31, 2014, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

We experienced net increases in our cash and cash equivalents of $279.0 million and $69.4 million during the three month periods ended March 31, 2014 and 2013, respectively.

We generated $55.1 million and $48.0 million of net cash and cash equivalents from our operations during the first quarter of 2014 and 2013, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses and operating expenses paid.

Our investment activities provided (used) net cash and cash equivalents of $(99.8) million and $44.3 million during the first quarter of 2014 and 2013, respectively.  The cash and cash equivalents used for investment activities during the 2014 period primarily resulted from net purchases of investment securities (representing the investment of a portion of the net proceeds from repurchase and reverse repurchase agreements), partially offset by a decrease in restricted cash (which supports our investment securities sold short, open derivative positions and Lloyd’s foreign deposit obligations).  The cash and cash equivalents provided from investment activities during the 2013 period primarily resulted from net sales of investment securities (whose proceeds were used to pay loss and LAE reserves and to fund repurchases of Common Shares), partially offset by a decrease in net investments in reverse repurchase agreements.

Our financing activities provided (used) net cash and cash equivalents of $321.7 million and $(16.9) million during the first quarter of 2014 and 2013, respectively. The increase in cash and cash equivalents provided from financing activities experienced during the 2014 period is due primarily to the receipt of $397.4 million of net proceeds associated with repurchase agreements.

Detailed information regarding our cash flows for the three month periods ended March 31, 2014 and 2013, follows:

For the three month period ended March 31, 2014:

Our cash and cash equivalents provided from operations totaled $55.1 million.

Our cash and cash equivalents used for investing activities totaled $99.8 million, resulting from the following:

•      we paid $111.2 million in net purchases of investment securities,

•      we paid $3.9 million in settlements of investment-related derivative instruments,

•      we paid $39.6 million pursuant to reverse repurchase agreements,

•      we had a $59.3 million decrease in our restricted cash,

•      we paid $4.1 million in investment performance fees, and

•      we paid $0.3 million to acquire capitalized assets.

Our cash and cash equivalents provided from financing activities totaled $321.7 million, resulting from the following:

•      we paid $66.2 million to repurchase Common Shares,

•      we received $397.4 million pursuant to repurchase agreements, and

•      we paid $9.5 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $2.0 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

For the three month period ended March 31, 2013:

Our cash flows provided from operations totaled $48.0 million.

Our cash flows provided from investing activities totaled $44.3 million, resulting from the following:

•      we received $195.9 million from net sales of investment securities,

•      we paid $3.0 million in settlements of investment-related derivative instruments,

•      we paid $144.3 million pursuant to reverse repurchase agreements,

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

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at March 31, 2014:

(Millions)	Fair Value at March 31, 2014

Rating / Type
AAA	$375.9
U.S. Government and agencies (AA+)	388.6
AA	619.6
A	361.1
BBB	259.3
Below BBB	450.8
Not rated (primarily participation in bank loans)	41.0

Total fixed maturities	$2,496.3

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three month period ended March 31, 2014.  As of March 31, 2014 and December 31, 2013, our best estimate for gross unpaid loss and LAE reserves was $839.1 million and $881.6 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $784.1 million and $818.0 million, respectively.  As of March 31, 2014 and December 31, 2013, IBNR represented 66% and 63% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of March 31, 2014, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $117.6 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commissions, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three month period ended March 31, 2014.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three month period ended March 31, 2014.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Share-Based Compensation

On the basis of the Company’s forecasted results for 2014, the Company anticipated issuing 494,340 Variable RSUs for the 2014-2017 award cycle as of March 31, 2014, or 100% of the Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2014 - 2017 award cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2015.  See Note 12 of the Notes to Consolidated Financial Statements.

If our results for the balance of 2014 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2014 would be $1.8 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $21.9 million to $10.2 million.  Additionally, our Variable RSUs outstanding would decrease by 494,340.

If our results for the balance of 2014 were to develop favorably, resulting in the maximum possible (200% of Target)  payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2014 would be $1.8 million deficient and the RSU expense that we would expect to incur in future periods would increase from $21.9 million to $33.6 million.  Additionally, our Variable RSUs outstanding would increase by 494,340.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2013 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”  As of March 31, 2014, there were no material changes to our market risks as described in the 2013 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2014, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation (which is disclosed in Note 4 of the Notes to Consolidated Financial Statements) and any disputes involving insurance or reinsurance contracts in the normal course of business, we had no other unresolved legal proceedings at March 31, 2014.

Item 1A.      Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors”  included in the 2013 Form 10-K, as filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risks not presently known to us or currently deemed immaterial may also impair our business or results of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2014	1,240,000	$28.07	1,240,000
February 1 - February 28, 2014	760,000	28.19	760,000
March 1 - March 31, 2014	492,685	28.65	492,685
Total	2,492,685	$28.22	2,492,685	$197,251,642

(1)   On November 14, 2013, the Board increased the Company’s existing total share repurchase authorization by $150.0 million to a total of $278.8 million, of which $197.3  million remained at March 31, 2014.  There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.
(Registrant)

By:	/s/ MICHAEL S. PAQUETTE
	Name:	Michael S. Paquette
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2014