Form 10-Q
period 2014-06-30
MONTPELIER RE HOLDINGS LTD
filed 2014-08-07
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the registrant had 45,721,116 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except share amounts)	2014	2013
Assets
Fixed maturity investments, at fair value (amortized cost: $2,252.9 and $2,421.9)	$2,289.1	$2,430.8
Equity securities, at fair value (cost: $146.9 and $106.6)	163.2	117.3
Other investments (cost: $379.4 and $77.7)	381.4	78.8
Total investments	2,833.7	2,626.9
Cash and cash equivalents	544.9	468.4
Restricted cash	52.4	133.7
Reinsurance recoverable on unpaid losses	57.4	63.6
Reinsurance recoverable on paid losses	6.8	3.6
Insurance and reinsurance premiums receivable	333.6	203.4
Unearned reinsurance premiums ceded	52.0	22.6
Deferred insurance and reinsurance acquisition costs	68.1	51.5
Accrued investment income	14.7	15.0
Amounts receivable under reverse repurchase agreements	56.3	80.8
Unsettled sales of investments	232.7	58.8
Other assets	31.1	30.2

Total Assets	$4,283.7	$3,758.5
Liabilities
Loss and loss adjustment expense reserves	$861.9	$881.6
Debt	399.2	399.2
Unearned insurance and reinsurance premiums	433.2	276.7
Insurance and reinsurance balances payable	76.3	43.3
Amounts payable under repurchase agreements	71.5	—
Investment securities sold short, at fair value	234.1	155.6
Unsettled purchases of investments	235.4	58.8
Accounts payable, accrued expenses and other liabilities	49.6	56.3

Total Liabilities	2,361.2	1,871.5

Commitments and Contingent Liabilities (See Note 10)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares, at par value - issued 47,967,660 and 50,462,839 shares	0.1	0.1
Additional paid-in capital	829.7	900.5
Common Shares held in treasury, at cost: 1,792,963 and 1,188,674 shares	(40.0)	(18.9)
Retained earnings	729.0	612.8
Accumulated other comprehensive loss	(1.0)	(2.4)

Total Shareholders’ Equity available to the Company	1,667.8	1,642.1

Non-controlling interests	254.7	244.9

Total Shareholders’ Equity	1,922.5	1,887.0

Total Liabilities and Shareholders’ Equity	$4,283.7	$3,758.5

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2014	2013	2014	2013
Revenues
Gross insurance and reinsurance premiums written	$239.0	$242.7	$512.5	$503.9
Ceded reinsurance premiums	(34.1)	(44.9)	(70.5)	(80.1)

Net insurance and reinsurance premiums written	204.9	197.8	442.0	423.8
Change in net unearned insurance and reinsurance premiums	(42.3)	(58.9)	(122.6)	(125.2)

Net insurance and reinsurance premiums earned	162.6	138.9	319.4	298.6
Net investment income	12.4	16.7	25.3	33.1
Net realized and unrealized investment gains (losses)	19.8	(61.2)	42.5	(61.9)
Net foreign currency gains (losses)	(8.8)	(5.3)	(10.6)	15.8
Net losses from derivative instruments	(11.2)	(12.2)	(16.3)	(7.6)
Other revenue	0.7	—	1.0	—

Total revenues	175.5	76.9	361.3	278.0
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	66.5	46.8	93.9	97.4
Insurance and reinsurance acquisition costs	29.4	22.6	54.2	44.7
General and administrative expenses	28.9	26.4	55.7	53.3
Non-underwriting expenses:
Interest and other financing expenses	4.7	4.7	9.4	9.4
Other expenses	1.0	—	1.0	—

Total expenses	130.5	100.5	214.2	204.8

Income (loss) before income taxes	45.0	(23.6)	147.1	73.2
Income tax benefit (provision)	(0.2)	0.4	(0.1)	0.2

Net income (loss)	44.8	(23.2)	147.0	73.4

Net income attributable to non-controlling interests	(4.3)	(0.7)	(13.3)	(1.9)

Net income (loss) available to the Company	40.5	(23.9)	133.7	71.5

Dividends declared on Preferred Shares	(3.4)	(3.4)	(6.7)	(6.7)

Net income (loss) available to the Company’s common shareholders	$37.1	$(27.3)	$127.0	$64.8

Net income (loss)	$44.8	$(23.2)	$147.0	73.4

Net change in foreign currency translation	1.2	0.3	1.4	(3.2)

Comprehensive income (loss)	46.0	(22.9)	148.4	70.2

Net income attributable to non-controlling interest	(4.3)	(0.7)	(13.3)	(1.9)

Comprehensive income (loss) available to the Company	$41.7	$(23.6)	$135.1	$68.3

Per share data:
Basic and diluted earnings (loss) per Common Share	$0.78	$(0.52)	$2.63	$1.19
Dividends declared per Common Share	0.125	0.115	0.25	0.23

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Month Periods Ended June 30, 2014 and 2013

Unaudited

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Opening balances at January 1, 2014	$1,887.0	$150.0	$0.1	$900.5	$(18.9)	$612.8	$(2.4)	$244.9

Net income	147.0	—	—	—	—	133.7	—	13.3
Net change in foreign currency translation	1.4	—	—	—	—	—	1.4	—
Repurchases of Common Shares	(96.4)	—	—	(70.7)	(25.7)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(5.5)	4.6	0.9	—	—
Expense recognized for RSUs	7.1	—	—	7.1	—	—	—	—
RSUs withheld for income taxes	(1.8)	—	—	(1.8)	—	—	—	—
Purchases of non-controlling interests	(1.7)	—	—	0.1	—	—	—	(1.8)
Net contributions from non-controlling interests	2.1	—	—	—	—	—	—	2.1
Dividends declared - non-controlling interests	(3.8)	—	—	—	—	—	—	(3.8)
Dividends declared - Common Shares	(11.7)	—	—	—	—	(11.7)	—	—
Dividends declared - Preferred Shares	(6.7)	—	—	—	—	(6.7)	—	—

Ending balances at June 30, 2014	$1,922.5	$150.0	$0.1	$829.7	$(40.0)	$729.0	$(1.0)	$254.7

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Opening balances at January 1, 2013	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)	$—

Net income	73.4	—	—	—	—	71.5	—	1.9
Net change in foreign currency translation	(3.2)	—	—	—	—	—	(3.2)	—
Repurchases of Common Shares	(113.6)	—	—	(113.6)	—	—	—	—
Issuances of Common Shares from treasury	—	—	—	(4.9)	4.9	—	—	—
Expense recognized for RSUs	6.8	—	—	6.8	—	—	—	—
RSUs withheld for income taxes	(2.1)	—	—	(2.1)	—	—	—	—
Net contributions from non-controlling interests	97.4	—	—	—	—	—	—	97.4
Dividends declared - Common Shares	(12.1)	—	—	—	—	(12.1)	—	—
Dividends declared - Preferred Shares	(6.7)	—	—	—	—	(6.7)	—	—

Ending balances at June 30, 2013	$1,669.3	$150.0	$0.1	$942.2	$(18.2)	$502.4	$(6.5)	$99.3

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Month Periods
	Ended June 30,
(In millions of U.S. dollars)	2014	2013
Cash flows from operations:
Net income	$147.0	$73.4
Charges (credits) to reconcile net income to net cash and cash equivalents provided from operations:
Net realized and unrealized investment (gains) losses	(42.5)	61.9
Net amortization and depreciation of assets and liabilities	6.8	5.3
Expense recognized for RSUs	7.1	6.8
Net change in:
Loss and loss adjustment expense reserves	(31.0)	(84.9)
Reinsurance recoverable on paid and unpaid losses	11.9	(14.1)
Unearned insurance and reinsurance premiums	151.3	152.5
Insurance and reinsurance balances payable	29.9	38.8
Unearned reinsurance premiums ceded	(28.7)	(27.3)
Deferred insurance and reinsurance acquisition costs	(15.4)	(13.9)
Insurance and reinsurance premiums receivable	(126.7)	(125.7)
Other assets	0.2	(3.8)
Accounts payable, accrued expenses and other liabilities	(15.5)	1.2
Other	12.1	(11.8)
Net cash and cash equivalents provided from operations	106.5	58.4

Cash flows from investing activities:
Purchases of fixed maturity investments	(3,794.5)	(2,911.7)
Purchases of equity securities	(334.4)	(154.5)
Purchases of other investments	(568.8)	—
Sales, maturities, calls and pay downs of fixed maturity investments	4,073.8	3,060.8
Sales of equity securities	275.5	90.6
Sales and redemptions of other investments	270.3	67.1
Settlements of investment-related derivative instruments	(8.7)	(7.8)
Net investments in reverse repurchase agreements	28.9	45.0
Net change in restricted cash	81.7	(45.9)
Payments of accrued investment performance fees	(4.1)	(6.4)
Acquisitions of capitalized assets	(0.7)	(0.6)
Net cash and cash equivalents provided from investing activities	19.0	136.6

Cash flows from financing activities:
Repurchases of Common Shares	(93.7)	(114.7)
Net contributions from non-controlling interests	2.1	97.4
Purchases of non-controlling interests	(1.4)	—
Net proceeds from repurchase agreements	59.7	—
Dividends paid - non-controlling interests	(1.9)	—
Dividends paid - Common Shares	(12.1)	(12.6)
Dividends paid - Preferred Shares	(6.6)	(6.6)
Net cash and cash equivalents used for financing activities	(53.9)	(36.5)

Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	4.9	(5.6)

Net increase in cash and cash equivalents during the period	76.5	152.9
Cash and cash equivalents - beginning of year	468.4	283.4
Cash and cash equivalents - end of period	$544.9	$436.3

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2013 condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Each of the Company’s segments represents a separate underwriting platform through which Montpelier writes insurance and reinsurance business.  The Company’s segment disclosures provided herein present the operations of Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance prior to the effects of certain inter-segment quota share reinsurance agreements among them.

Detailed financial information about each of the Company’s reportable segments for the periods presented herein is presented in Note 8.  The activities of the Company, certain intermediate holding and service companies, intercompany eliminations relating to inter-segment reinsurance agreements and support services and the business retained upon the Company’s 2011 sale (the “MUSIC Sale”) of Montpelier U.S. Insurance Company (“MUSIC”) to Selective Insurance Group, Inc. (“Selective”), collectively referred to as “Corporate and Other”, are also presented in Note 8.

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

Collateralized Reinsurance

The Collateralized Reinsurance segment, which Montpelier markets under the name Blue Capital® (Blue Capital is a registered trademark of the Company), was launched in 2012 as an asset management platform offering a range of property catastrophe reinsurance-linked investment products to institutional and retail investors. Blue Capital® differentiates itself by providing institutional and retail investors with the opportunity to directly invest in global property catastrophe reinsurance risks.

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

The Master Fund is an exempted mutual fund segregated accounts company which was incorporated in Bermuda in December 2011. The Master Fund has various segregated accounts, including the BCAP Mid Vol Fund cell (the “Mid Vol Cell”), the Blue Capital Low Volatility Strategy cell (the “Low Vol Cell”) and the Blue Capital Global Reinsurance SA-I cell (the “BCGR Cell”), (collectively, the “Cells”).

The Cells may invest in: (i) fully-collateralized property catastrophe reinsurance contracts by subscribing for non-voting redeemable preference shares issued by Blue Water Re, with each series of such preference shares linked to a specific reinsurance contract with a third-party ceding company; and (ii) various insurance-linked securities issued by entities other than Blue Water Re.

As of June 30, 2014 and December 31, 2013, Montpelier Re was the sole investor in the Mid Vol Cell and the Low Vol Cell.

BCML and BCIML (collectively the “Managers”) are wholly-owned Bermuda-based subsidiaries which provide investment and insurance management services to: (i) Blue Water Re; (ii) various segregated accounts of the Master Fund, including the Cells; and (iii) BCRH and its subsidiaries.

BCRH is a Bermuda-based exempted limited liability holding company which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries Blue Capital Re Ltd. (“Blue Capital Re”) and Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”). The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML and BCIML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. BCRH commenced its operations in November 2013 and its common shares are listed on the New York Stock Exchange, under the symbol BCRH, and the Bermuda Stock Exchange, under the symbol BCRH.BH.  As of June 30, 2014 and December 31, 2013, Montpelier Re owned 29.6% and 28.6% of BCRH’s outstanding common shares, respectively.

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

Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”) is a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  The BCGR Listed Fund commenced its operations in October 2012 and its ordinary shares are listed on the Specialist Fund Market of the London Stock Exchange, under the symbol BCGR, and on the Bermuda Stock Exchange, under the symbol BCGR.BH.  As of June 30, 2014 and December 31, 2013, Montpelier Re owned 27.8% and 28.9% of the BCGR Listed Fund’s ordinary shares, respectively.

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

Corporate and Other

The Company’s Corporate and Other activities consist of the assets and operations of: (i) the Company and certain of its intermediate holding and service and support companies, including Montpelier Technical Resources Ltd. (“MTR”); (ii) Cladium, Inc. (“Cladium”), a wholly-owned Florida-based managing general agency that was acquired by Montpelier on May 19, 2014; (iii) intercompany eliminations relating to inter-segment reinsurance agreements; and (iv) the business retained upon the MUSIC Sale (“MUSIC Run-Off”).

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of June 30, 2014 and December 31, 2013, Montpelier’s provision for doubtful accounts was $3.6 million.

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

The following rates of exchange to the U.S. dollar were used to translate the results of Montpelier’s U.K. operations:

Currency	Opening Rate January 1, 2014	Closing Rate June 30, 2014	Opening Rate January 1, 2013	Closing Rate June 30, 2013
British Pound (GBP)	1.6559	1.7103	1.6234	1.5212

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

Cash and Cash Equivalents

Cash and cash equivalents of $544.9 million at June 30, 2014, consisting of unrestricted cash and fixed income investments with maturities of less than three months (as measured from the date of purchase), were comprised of: (i) $421.4 million earmarked for, and held in, trusts supporting the Company’s Collateralized Reinsurance operations; (ii) $74.2 million held by Montpelier’s investment advisors; (iii) $32.7 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $16.6 million held for other obligations and contingencies. Cash and cash equivalents of $468.4 million at December 31, 2013, consisting of unrestricted cash and fixed income investments with maturities of less than three months (as measured from the date of purchase), were comprised of: (i) $314.6 million earmarked for, and held in, trusts supporting the Company’s Collateralized Reinsurance operations; (ii) $120.9 million held by Montpelier’s investment advisors; (iii) $28.0 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $4.9 million held for other obligations and contingencies.

Restricted Cash

Restricted cash of $52.4 million at June 30, 2014 consisted of $39.5 million of collateral supporting investment securities sold short and open derivative positions and $12.9 million of foreign deposit accounts held at Lloyd’s. Restricted cash of $133.7 million at December 31, 2013 consisted of $121.1 million of collateral supporting investment securities sold short and open derivative positions and $12.6 million of foreign deposit accounts held at Lloyd’s.

Investments

Montpelier’s fixed maturity investments, equity securities and investment securities sold short are carried at fair value, with the net unrealized appreciation or depreciation on such securities reported within net realized and unrealized investment gains (losses) on the Company’s Consolidated Statement of Operations and Comprehensive Income.

Substantially all of Montpelier’s other investments are valued based on the equity method of accounting (which is based on underlying net asset values) and consist of investments in investment funds, limited partnership interests, the BCGR Listed Fund, event-linked securities whose principal and interest are forgiven if specific events occur (“CAT Bonds”) and certain derivative instruments.  See Notes 4 and 6.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains or losses and net income or loss from derivative instruments are presented net of any associated performance fees.  Montpelier incurred (reversed) performance fees related to investments of $0.6 million and $(0.1) million during the three month periods ended June 30, 2014 and 2013, respectively, and $2.1 million and $0.8 million during the six month periods ended June 30, 2014 and 2013, respectively.  Montpelier incurred (reversed) performance fees related to investment-related derivatives of $(0.5) million during each of the three month periods ended June 30, 2014 and 2013, and $(1.2) million and $(0.2) million during the six month periods ended June 30, 2014 and 2013, respectively.

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

A repurchase agreement, which is essentially a form of short-term borrowing, involves the sale of an investment security to a third-party buyer with the proviso that the seller (Montpelier in this instance) will repurchase the same security from the same party for an agreed-upon price on a specified future date.  As of June 30, 2014 and December 31, 2013, Montpelier had amounts payable under repurchase agreements of $71.5 million and zero, respectively.  In accordance with GAAP, investment securities sold under repurchase agreements continue to be reflected in Montpelier’s Consolidated Balance Sheets.

A reverse repurchase agreement, which is essentially a form of short-term lending, involves the purchase of an investment security from a third-party seller with the proviso that the buyer (Montpelier in this instance) will sell the same security to the same party for an agreed-upon price on a specified future date.  As of June 30, 2014 and December 31, 2013, Montpelier had amounts receivable under reverse repurchase agreements of $56.3 million and $80.8 million, respectively.  In accordance with GAAP, investment securities purchased under reverse repurchase agreements are not reflected in Montpelier’s Consolidated Balance Sheets.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of June 30, 2014, the Company’s $3.2 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet. As of December 31, 2013, the Company’s $4.1 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet.  See Note 7.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held.  At June 30, 2014 and December 31, 2013, funds withheld balances of $6.2 million and $8.2 million, respectively, were recorded within other assets on the Company’s Consolidated Balance Sheets.

Non-Controlling Interests

The following table summarizes the movements in non-controlling interests during the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013
Non-controlling interests - beginning	$252.2	$32.6	$244.9	$—

Income attributable to third-party investments in the BCGR Cell	3.4	0.7	8.1	1.9
Income attributable to third-party investments in BCRH	0.9	—	5.2	—

Net income attributable to non-controlling interests	4.3	0.7	13.3	1.9

Net third-party investment in the BCGR Cell	1.9	66.0	2.1	97.4
Purchases of BCRH common shares by the Company	(1.8)	—	(1.8)	—

Net third-party investments in non-controlling interests	0.1	66.0	0.3	97.4

Dividends declared by BCRH attributable to non-controlling interests	(1.9)	—	(3.8)	—

Non-controlling interests - ending	$254.7	$99.3	$254.7	$99.3

NOTE 2.  Loss and LAE Reserve Movements

The following table summarizes Montpelier’s loss and LAE reserve movements for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013
Gross unpaid loss and LAE reserves - beginning	$839.1	$1,035.3	$881.6	$1,112.4
Reinsurance recoverable on unpaid losses - beginning	(55.0)	(86.6)	(63.6)	(102.7)
Net unpaid loss and LAE reserves - beginning	784.1	948.7	818.0	1,009.7

Losses and LAE incurred:
Current year losses	104.0	94.5	166.6	163.5
Prior year losses	(37.5)	(47.7)	(72.7)	(66.1)
Total incurred losses and LAE	66.5	46.8	93.9	97.4
Net foreign currency translation movements on loss and LAE reserves	9.1	1.4	11.2	(21.3)
Losses and LAE paid and approved for payment:
Current year losses	(8.9)	(10.0)	(11.2)	(14.6)
Prior year losses	(46.3)	(63.5)	(107.4)	(147.8)
Total losses and LAE paid and approved for payment	(55.2)	(73.5)	(118.6)	(162.4)

Net unpaid loss and LAE reserves - ending	804.5	923.4	804.5	923.4
Reinsurance recoverable on unpaid losses - ending	57.4	80.3	57.4	80.3
Gross unpaid loss and LAE reserves - ending	$861.9	$1,003.7	$861.9	$1,003.7

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

Prior Year Loss and LAE Development — three and six month periods ended June 30, 2014

During the second quarter of 2014, Montpelier experienced $37.5 million in net favorable development on prior year loss and LAE reserves relating to the following events and factors:

•                           2012 windstorm Sandy ($3.7 million decrease),

•                            IBNR reductions associated with medical malpractice business ($3.5 million decrease),

•                            A casualty loss from 2010 ($2.7 million increase),

•                            2011 Thai floods ($2.3 million decrease),

•                            2013 U.S. crop losses ($1.3 million decrease),

•                            An engineering loss from 2013 ($1.1 million decrease),

•                            2005 hurricanes ($1.0 million decrease), and

•                            2011 Japan earthquake ($1.0 million decrease).

In addition to the foregoing, claims reported to Montpelier during the second quarter of 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by $7.2 million.

The remaining net favorable development on prior year loss and LAE reserves recognized during the second quarter of 2014 related to several smaller adjustments made across multiple classes of business.

During the six month period ended June 30, 2014, Montpelier experienced $72.7 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2014 also included the following events and factors recognized during the first quarter of 2014:

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

The remaining net favorable development on prior year loss and LAE reserves recognized during the first quarter of 2014 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — three and six month periods ended June 30, 2013

During the second quarter of 2013, Montpelier experienced $47.7 million in net favorable development on prior year loss and LAE reserves.  This net favorable development related to the following events and factors:

•                            IBNR reductions associated with medical malpractice business ($7.1 million decrease),

•                            The commutation/settlement of several prior year contracts ($5.4 million decrease),

•                            2011 Japan earthquake ($4.7 million decrease),

•                            2012 windstorm Sandy ($4.4 million decrease), and

•                            2012 Costa Concordia accident ($2.2 million decrease).

In addition to the foregoing, claims reported to Montpelier during the second quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding windstorm Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $7.5  million during the second quarter of 2013.

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

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier’s prior year losses and LAE incurred include foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $4.5 million and $6.1 million during the three month periods ended June 30, 2014 and 2013, respectively, and $5.0 million and $(6.7) million during the six month periods ended June 30, 2014 and 2013, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier’s loss and LAE reserves include foreign currency translation gains (losses) of $(9.1) million and $(1.4) million during the three month periods ended June 30, 2014 and 2013, respectively, and $(11.2) million and $21.3  million during the six month periods ended June 30, 2014 and 2013, respectively.  Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its underwriting results or its underwriting ratios.

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

Earned reinsurance premiums ceded were $20.9 million and $32.1 million for the three month periods ended June 30, 2014 and 2013, respectively, and $41.7 million and $53.0 million for the six month periods ended June 30, 2014 and 2013, respectively.  Net increases in estimated ultimate reinsurance recoveries included in loss and LAE were $9.4 million and $22.3 million for the three month periods ended June 30, 2014 and 2013, respectively, and $6.0 million and $12.1 million for the six month periods ended June 30, 2014 and 2013, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid and unpaid losses at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
Rating	Amount	% of Total	Amount	% of Total
A+	$4.0	58%	$0.7	19%
A	1.6	24	1.4	39
A-	0.4	6	—	—
Unrated by A.M. Best	0.8	12	1.5	42
Total reinsurance recoverable on paid losses	$6.8	100%	$3.6	100%

	June 30, 2014		December 31, 2013
Rating	Amount	% of Total	Amount	% of Total
A++	$0.3	1%	—	—%
A+	27.9	49	$28.6	45%
A	20.2	35	20.2	32
A-	2.4	4	4.2	6
Unrated by A.M. Best	6.6	11	10.6	17
Total reinsurance recoverable on unpaid losses	$57.4	100%	$63.6	100%

Montpelier’s unrated reinsurance recoverables as of June 30, 2014 and December 31, 2013 relate to reinsurers that have either: (i) fully-collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of June 30, 2014, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	June 30, 2014		December 31, 2013
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$911.1	$929.2	$886.7	$906.8
Debt securities issued/sponsored by the U.S. Treasury and its agencies	419.2	420.8	533.0	524.5
Residential mortgage-backed securities	347.7	352.3	430.3	423.5
Debt securities issued by non-U.S. governments and their agencies	142.5	145.5	109.6	108.2
Commercial mortgage-backed securities	123.2	124.8	137.7	138.8
Debt securities issued by U.S. states and political subdivisions	38.3	42.3	47.2	47.1
Other debt obligations	270.9	274.2	277.4	281.9
Total fixed maturity investments	$2,252.9	$2,289.1	$2,421.9	$2,430.8
Equity securities:
Exchange-listed funds	$128.3	$143.8	$84.5	$95.2
Other	18.6	19.4	22.1	22.1
Total equity securities	$146.9	$163.2	$106.6	$117.3

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise. As of June 30, 2014, Montpelier’s fixed maturities had an average credit quality of “A+” (Strong) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and an average duration of 1.8 years (inclusive of fixed maturity derivative and short positions).

As of June 30, 2014, 65% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency) or represented U.S. government or U.S. government-sponsored enterprise securities, 12% were rated “BBB” (Good) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and 23% were either unrated or rated below “BBB” (or an equivalent rating with another recognized rating agency).

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $221.6 million and $130.0 million as of June 30, 2014 and December 31, 2013, respectively.  Montpelier also had open short equity and investment option and future positions of $12.5 million and $25.6 million at June 30, 2014 and December 31, 2013, respectively.  Net unrealized losses associated with Montpelier’s open short positions totaled $3.6 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively.

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	June 30, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Investment funds and limited partnership interests	$372.5	$372.5	$70.1	$70.1
Investment in the BCGR Listed Fund	2.1	2.1	2.4	2.4
Total other investments at net asset value	$374.6	$374.6	$72.5	$72.5

Other investments carried at fair value:
Derivative instruments	$2.8	4.8	3.1	4.2
CAT Bonds	2.0	2.0	2.0	2.0
Limited partnership interests	—	—	0.1	0.1
Total other investments carried at fair value	$4.8	$6.8	$5.2	$6.3
Other investments	$379.4	$381.4	$77.7	$78.8

Montpelier’s investments in investment funds and limited partnership interests are carried at either their fair values or their underlying net asset values, depending on Montpelier’s ownership share. For those funds carried at fair values, the underlying net asset value is used as a best estimate of fair value.

Net appreciation or depreciation in the value of Montpelier’s investments in investment funds, limited partnerships, the BCGR Listed Fund and CAT Bonds is reported as net realized and unrealized investment gains (losses) on the Company’s Consolidated Statements of Operations and Comprehensive Income. Net appreciation or depreciation on Montpelier’s derivative instruments is reported as net income (loss) from derivative instruments.

Montpelier’s interests in investment funds and limited partnerships that are carried at net asset value relate to vehicles that invest in the following:

•                            Highly-rated government bond markets, using fixed maturities and derivatives to take long and short positions,

•                            Structured credit instruments backed by residential mortgages and other loans and receivables,

•                            Public and private equity securities, derivative instruments and currency exposures, and

•                            Small growth-oriented businesses.

The majority of Montpelier’s interests in investment funds and limited partnerships carried at net asset value can be redeemed or sold without penalty within 45 days.  Redemptions of the remaining interests are subject to early termination fees and liquidity constraints.  Montpelier does not expect to redeem a significant portion of any of these investments during the next twelve months.

Montpelier’s investment in the BCGR Listed Fund at June 30, 2014 and December 31, 2013 represents the amount of its investment in the BCGR Listed Fund that had not been deployed into the BCGR Cell as of those dates.

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the LIBOR Swap as of June 30, 2014 and December 31, 2013.  See Note 6.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$905.2	$24.0	$929.2
Debt securities issued/sponsored by the U.S. Treasury and its agencies	344.0	76.8	—	420.8
Residential mortgage-backed securities	—	352.3	—	352.3
Debt securities issued by non-U.S. governments and their agencies	—	145.5	—	145.5
Commercial mortgage-backed securities	—	124.8	—	124.8
Debt securities issued by U.S. states and political subdivisions	—	42.3	—	42.3
Other debt obligations	—	254.6	19.6	274.2
Total fixed maturity investments	$344.0	$1,901.5	$43.6	$2,289.1
Equity securities:
Exchange-listed funds	$143.8	$—	$—	$143.8
Other	19.4	—	—	19.4
Total equity securities	$163.2	$—	$—	$163.2
Other investments carried at fair value	$—	$6.8	$—	$6.8
Total investments carried at fair value	$507.2	$1,908.3	$43.6	$2,459.1
Other investments carried at net asset value	$—	$363.7	$10.9	$374.6
Total investments	$507.2	$2,272.0	$54.5	$2,833.7

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$896.8	$10.0	$906.8
Debt securities issued/sponsored by the U.S. Treasury and its agencies	430.7	93.8	—	524.5
Residential mortgage-backed securities	—	423.5	—	423.5
Commercial mortgage-backed securities	—	138.8	—	138.8
Debt securities issued by non-U.S. governments and their agencies	—	108.2	—	108.2
Debt securities issued by U.S. states and political subdivisions	—	47.1	—	47.1
Other debt obligations	—	263.6	18.3	281.9
Total fixed maturity investments	$430.7	$1,971.8	$28.3	$2,430.8
Equity securities:
Exchange-listed funds	$95.2	$—	$—	$95.2
Other	21.9	—	0.2	22.1
Total equity securities	$117.1	$—	$0.2	$117.3
Other investments carried at fair value	$—	$6.2	$0.1	$6.3
Total investments carried at fair value	$547.8	$1,978.0	$28.6	$2,554.4
Other investments carried at net asset value	$—	$61.5	$11.0	$72.5
Total investments	$547.8	$2,039.5	$39.6	$2,626.9

Level 1 Securities

Montpelier’s investments classified as Level 1 as of June 30, 2014 and December 31, 2013, consisted of U.S. Treasuries and long equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of June 30, 2014 and December 31, 2013, approximately 14% and 33%, respectively, of Montpelier’s open short fixed maturity positions, and substantially all of Montpelier’s short equity positions, were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of June 30, 2014 and December 31, 2013,  Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of June 30, 2014 and December 31, 2013, approximately 86% and 63%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 2 inputs.

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

Other investments.  Montpelier’s Level 2 other investments carried at fair value consist of publicly traded derivative instruments and CAT bonds.  Montpelier’s Level 2 other investments carried at net asset value represent investments in open-ended funds and limited partnerships whose carrying values are based on net asset values provided by the relevant investment managers.

There were no transfers between Levels 1 and 2 during each of the periods presented.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of June 30, 2014 and December 31, 2013 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships.  In addition, as of June 30, 2014 and December 31, 2013, approximately zero and 4%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 3 inputs.

Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent: (i) bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information; and (ii) debt instruments issued by private entities.

Other debt obligations.  Montpelier’s Level 3 other debt obligations represent tranches of collateralized loan obligations that are priced using non-binding broker quotes which may not be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include certain investments in investment funds and limited partnerships which cannot be readily redeemed, and whose values are based on net asset values obtained from the investment manager or general partner of the respective entity.

As of June 30, 2014 and December 31, 2013, the Company’s Level 3 investments measured at fair value represented 1.8% and 1.1% of its total investments measured at fair value, respectively.  As of June 30, 2014 and December 31, 2013, the Company’s total Level 3 investments represented 1.9% and 1.5% of its total investments, respectively.

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ended June 30, 2014:

	Three Month Period Ended June 30, 2014
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$8.1	$19.1	$(3.2)	$—	$—	$—	$24.0
Other debt obligations	16.1	4.4	(1.4)	0.1	0.4	—	19.6
Total fixed maturity investments	24.2	23.5	(4.6)	0.1	0.4	—	43.6
Equity investments	0.2	—	(0.6)	0.4	—	—	—
Other investments	—	—	—	—	—	—	—
Total Level 3 investments at fair value	$24.4	$23.5	$(5.2)	$0.5	$0.4	$—	$43.6

	Six Month Period Ended June 30, 2014
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$10.0	$19.9	$(5.6)	$0.1	$(0.1)	$(0.3)	$24.0
Other debt obligations	18.3	8.6	(6.6)	0.2	0.5	(1.4)	19.6
Total fixed maturity investments	28.3	28.5	(12.2)	0.3	0.4	(1.7)	43.6
Equity investments	0.2	—	(0.6)	0.4	—	—	—
Other investments	0.1	—	(0.1)	—	—	—	—
Total Level 3 investments at fair value	$28.6	$28.5	$(12.9)	$0.7	$0.4	$(1.7)	$43.6

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ended June 30, 2013:

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

During the six month period ended June 30, 2014, the transfers out of Level 3 investments were not significant.  During the six month period ended June 30, 2013, Montpelier transferred most of its bank loans from Level 3 to Level 2, reflecting a gradual shift toward holdings that are more broadly syndicated than had previously been the case.  Additionally, during the first quarter of 2013, Montpelier increased its reliance on pricing services that based their valuations of bank loans on actual transactions, as opposed to non-binding broker quotes. There were no transfers of Level 3 investments during the three month periods ended June 30, 2014 and 2013.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three and six month periods ended June 30, 2014 and 2013, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Three Month Period Ended June 30, 2014:
Fixed maturity investments	$6.2	$6.5	$(2.8)	$9.9
Equity securities	(0.8)	7.0	2.5	8.7
Other investments	0.1	0.8	(10.1)	(9.2)

Three Month Period Ended June 30, 2013:
Fixed maturity investments	$10.5	$(68.8)	$(0.2)	$(58.5)
Equity securities	0.3	(2.6)	(0.9)	(3.2)
Other investments	(3.9)	3.3	(10.3)	(10.9)

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Six Month Period Ended June 30, 2014:
Fixed maturity investments	$2.7	$25.3	$0.4	$28.4
Equity securities	2.1	7.7	0.7	10.5
Other investments	0.6	4.1	(13.3)	(8.6)

Six Month Period Ended June 30, 2013:
Fixed maturity investments	$21.9	$(83.3)	$(4.0)	$(65.4)
Equity securities	0.6	(1.8)	(2.0)	(3.2)
Other investments	(6.5)	7.2	(4.7)	(4.0)

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

Net Investment Income

Montpelier’s net investment income for the three and six month periods ended June 30, 2014 and 2013 consisted of the following:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013

Fixed maturity investments	$13.8	$18.7	$28.5	$36.7
Cash and cash equivalents	0.1	0.1	0.1	0.2
Equity securities	0.8	—	1.4	0.2
Other investments	—	—	—	0.1
Total investment income	14.7	18.8	30.0	37.2
Investment expenses	(2.3)	(2.1)	(4.7)	(4.1)
Net investment income	$12.4	$16.7	$25.3	$33.1

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re (the “Blue Water Trusts”) for the benefit of ceding companies.  As of June 30, 2014 and December 31, 2013, the fair value of all assets held in the Blue Water Trusts was $391.7 million and $164.7 million, respectively, which met the minimum values required on those dates.

Blue Capital Re, which commenced its operations in November 2013, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Capital Re (the “Blue Capital Re Trusts”) for the benefit of ceding companies.  As of June 30, 2014 and December 31, 2013, the fair value of all assets held in the Blue Capital Trusts was $20.6 million and zero, respectively, which met the minimum values required on those dates.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business Montpelier retained in connection with the MUSIC Sale.  As of June 30, 2014 and December 31, 2013, the fair value of all assets held in the MUSIC Trust was $26.8 million and $32.0 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants. Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of June 30, 2014 and December 31, 2013, the fair value of all assets held in the Reinsurance Trust was $340.6 million and $337.7 million, respectively, which met the minimum value required on those dates.

In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with a reduction in its Florida’s collateral requirements.  As of June 30, 2014 and December 31, 2013, the fair value of all assets held in the FL Trust was $26.3 million and $26.1 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. As of June 30, 2014 and December 31, 2013, the fair value of all assets held in the Lloyd’s Capital Trust was $207.9 million and $160.2 million, respectively, which met the minimum value required on those dates.

Premiums received by Syndicate 5151 are required to be received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  See Note 11.  As of June 30, 2014 and December 31, 2013, the fair value of all assets held in the Premiums Trust Funds was $288.8 million and $326.4 million, respectively.

Montpelier’s investment assets held in trust appear on the Company’s Consolidated Balance Sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $4,374.4 million and $2,973.6 million for the six month periods ended June 30, 2014 and 2013, respectively.  Maturities, calls and paydowns of investments totaled $245.2 million and $244.9 million for the six month periods ended June 30, 2014 and 2013, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the periods presented.

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

NOTE 5.  Debt, Credit Facilities and Trust Arrangements

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

The carrying value of the Senior Notes at June 30, 2014 and December 31, 2013, was $299.2 million.

The Company incurred interest expense on the Senior Notes of $3.5 million and $7.0 million during each of the three and six month periods ended June 30, 2014 and 2013, respectively. The Company paid interest on the Senior Notes of $7.0 million and $7.4 million during the six month periods ended June 30, 2014 and 2013, respectively.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.03% to 4.05% and from 4.07% to 4.11% during the six month periods ended June 30, 2014 and 2013, respectively.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest on the Trust Preferred Securities of $1.0 million and $2.0 million during the three and six month periods ended June 30, 2014, respectively.  The Company incurred and paid interest on the Trust Preferred Securities of $1.0 million and $2.1 million during the three and six month periods ended June 30, 2013, respectively.

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

Credit Agreements

On May 2, 2014, BCRH entered into a 364-day unsecured credit agreement (the “BCRH Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity. See Note 14.

The BCRH Credit Agreement contains covenants that limits BCRH’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. If BCRH or the Company were to fail to comply with any of these covenants, the issuer of the BCRH Credit Agreement could revoke the facility and exercise remedies against BCRH or the Company.

As of June 30, 2014, BCRH and the Company were in compliance with each of the covenants associated with the BCRH Credit Agreement.

BCRH incurred $0.1 million in non-recurring fees in establishing the BCRH Credit Facility and is subject to an ongoing annual commitment and administrative fee of 0.375% of the facility’s total capacity.  As of June 30, 2014, there were no borrowings made under the BCRH Credit Agreement.

On May 15, 2014, the BCGR Listed Fund entered into a 364-day unsecured credit agreement (the “BCGR Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company serves as a guarantor for the BCGR Credit Agreement and is entitled to receive an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility’s total capacity.

The BCGR Credit Agreement contains covenants that limits the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. If the Company were to fail to comply with any of these covenants, the issuer of the BCGR Credit Agreement could revoke the facility and exercise remedies against the Company.

As of June 30, 2014, the Company was in compliance with each of the covenants associated with the BCGR Credit Agreement.

As of June 30, 2014, there were no borrowings made under the BCGR Credit Agreement.

Letter of Credit Facilities

Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $31.8 million and $32.0 million as of June 30, 2014 and December 31, 2013, respectively. The following table outlines these facilities as of June 30, 2014:

Table of Contents Secured Operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date

Bilateral Facility	$75.0	$18.9	None
Four Year Committed Facility	75.0	3.4	Oct. 2016

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral.  As of June 30, 2014 and December 31, 2013, the Company and Montpelier Re were in compliance with all covenants.

Montpelier Re’s Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45% on drawn balances.  As of June 30, 2014, there were $18.9 million in outstanding letters of credit drawn under this facility.

Montpelier Re’s Four Year Committed Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral provided) and 0.125% on undrawn balances. As of June 30, 2014, there were $3.4 million in outstanding letters of credit drawn under this facility.

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

Syndicate 5151’s premium receipts are required to be received into the Premiums Trust Funds.

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

The following tables present the fair values, notional values and balance sheet location of Montpelier’s derivative instruments recorded at June 30, 2014 and December 31, 2013 and the net income (loss) from such derivative instruments during the three and six month periods ended June 30, 2014 and 2013:

		June 30, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Units	Fair Value	Notional Units

Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(2.9)	332	$0.6	288
U.S. Dollars sold	Other Investments	1.8	237	(0.1)	279
Cross-currency	Other Investments	—	123	0.4	84
Credit Derivatives	Other Investments	(1.2)	223	(0.2)	231
Interest Rate Contracts	Other Investments	4.9	4,083	1.5	2,806
Investment Options and Futures - long	Other Investments	2.9	2,152	3.8	6,627
Investment Options and Futures - short	Other Liabilities	—	2,268	(1.3)	1,748
LIBOR Swap	Other Investments	(0.7)	100	(0.5)	100
Outward ILW Swaps	Other Assets	3.5	36	0.2	3
Inward ILW Swap	Other Liabilities	(1.3)	10	(1.5)	10

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
Income (Loss) From Derivative Instruments:	2014	2013	2014	2013

Foreign Exchange Contracts - underwriting activities	$(0.1)	$(6.1)	$1.8	$(10.2)
Foreign Exchange Contracts - investing activities	(1.8)	3.6	(7.4)	6.5
Credit Derivatives	(2.3)	(3.8)	(5.2)	(4.3)
Interest Rate Contracts	(0.9)	(3.8)	1.6	1.2
Investment Options and Futures	(5.4)	(3.1)	(6.2)	(1.6)
LIBOR Swap	(0.2)	1.5	(0.4)	1.4
Outward ILW Swaps	(0.6)	(0.5)	(0.7)	(0.6)
Inward ILW Swap	0.1	—	0.2	—

Net losses from derivative instruments	$(11.2)	$(12.2)	$(16.3)	$(7.6)

A description of each of Montpelier’s derivative instrument activities follows:

Foreign Exchange Contracts

From time to time Montpelier, either directly through its investment managers or otherwise, enters into foreign currency agreements which constitute obligations to buy or sell specified currencies at future dates at prices set at the inception of each contract. Montpelier enters into these agreements in connection with both its underwriting and investing activities.

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

Outward ILW Swaps

In June 2014 the BCGR Cell and Blue Capital Re ILS collectively entered into an ILW swap (the “Blue Capital Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2014 to December 2014. In return for a total fixed payment of $2.3 million, the BCGR Cell and Blue Capital Re ILS are entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum total recovery to the BCGR Cell and Blue Capital Re ILS under the Blue Capital Outward ILW Swap is $12.5 million.  Through June 30, 2014, Montpelier was not aware of any industry loss event occurring that would have triggered a recovery under the Blue Capital Outward ILW Swap.

During the second quarter of 2014, Montpelier Re entered into four ILW Swaps (the “2014 Japan Wind Swaps”) with third-parties in order to purchase protection against its Japanese wind and flood exposures.  The inceptions dates of the Japan Wind Swaps range from April 1 to May 20, 2014, and the expiration dates range from November 30 to December 15, 2014.  In return for fixed payments totalling $1.7 million, Montpelier Re is entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole.  The maximum recovery to Montpelier Re under each Japan Wind Swap is $5.0 million, representing a maximum total recovery of $20.0 million. Through June 30, 2014, Montpelier was not aware of any industry loss event occurring which would have triggered a payment to Montpelier Re under the 2014 Japan Wind Swaps.

The 2014 Japan Wind Swaps are a renewal of former ILW Swaps (the “2013 Japan Wind Swaps”) which covered Montpelier Re’s Japanese wind and flood exposures from April 1, 2013 to December 15, 2013.  The 2013 Japan Wind Swaps incorporated fixed payments totalling $2.0 million and the same floating payments as those associated with the 2014 Japan Wind Swaps, and expired without any payment to Montpelier Re.

In July 2013 Syndicate 5151 entered into an ILW Swap (the “2013 Engineering Swap”) with a third-party in order to purchase protection against its construction and engineering exposures from July 1, 2013 to June 30, 2014.  In return for a fixed payment of $0.3 million, Syndicate 5151 is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Syndicate 5151 under the 2013 Engineering Swap is $3.0 million.  Through June 30, 2014, Montpelier was not aware of any industry loss event occurring which would have triggered a payment to Syndicate 5151 under the 2013 Engineering Swap.

The 2013 Engineering Swap is a renewal of a former ILW Swap (the “2012 Engineering Swap”) which covered Syndicate 5151’s construction and engineering exposures from June 11, 2012 to June 30, 2013.  The 2012 Engineering Swap incorporated the same fixed and floating payments as those associated with the 2013 Engineering Swap, and expired without any payment to Syndicate 5151.

In June 2013 Blue Water Re entered into an ILW Swap (the “Blue Water Re Swap”) with a third party in order to purchase protection against its Florida wind exposures from June 1, 2013 to December 31, 2013.  In return for a fixed payment of $0.5 million, Blue Water Re was entitled to receive a floating payment in the event of losses incurred by the insurance industry as a whole.  The maximum recovery to Blue Water Re was $5.0 million.  The Blue Water Re Swap expired without any payment to Blue Water Re.

The fair values of Outward ILW Swaps are derived based on unobservable (Level 3) inputs.

Inward ILW Swap

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the ILW Swap is $10.0 million. Through June 30, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the ILW Swap.

The fair value of Inward ILW Swap is derived based on unobservable (Level 3) inputs.

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

Preferred Shares

As of June 30, 2014 and December 31, 2013, there were 6.0 million Preferred Shares outstanding with a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a price of $25.00 per share plus any declared and unpaid dividends.

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

Common Shares

The following table summarizes the Company’s Common Share activities during the six month periods ended June 30, 2014 and 2013:

	Six Month Periods Ended June 30,
(in Common Shares)	2014	2013
Beginning Common Shares outstanding	49,274,165	55,269,690
Acquisitions of Common Shares:
Common Shares repurchased and retired	(2,495,179)	(4,527,795)
Common Shares repurchased and placed in treasury	(861,417)	—
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	257,128	278,212
Ending Common Shares outstanding	46,174,697	51,020,107

As of June 30, 2014, the Company had 46,174,697 Common Shares outstanding consisting of 47,967,660 Common Shares issued less 1,792,963 Common Shares held in treasury. As of December 31, 2013, the Company had 49,274,165 Common Shares outstanding consisting of 50,462,839 Common Shares issued less 1,188,674 Common Shares held in treasury.

2014 Common Share activity

The Company repurchased 3,356,596 Common Shares during the first half of 2014 pursuant to a publicly announced share repurchase program at an average price of $28.73 per share. Of these Common Shares repurchased during the first half of 2014, 2,495,179 Common Shares were retired and 861,417 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations.

The Company issued 257,128 Common Shares to employees in satisfaction of vested RSU obligations during the first half of 2014. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a net gain on issuance of $0.9 million, which was recorded as an increase to retained earnings.

2013 Common Share activity

The Company repurchased 4,058,573 Common Shares pursuant to a publicly announced share repurchase program at an average price of $25.16 per share during the first half of 2013. These Common Shares were retired.

On March 7, 2013, the Board authorized the private purchase of 469,222 Common Shares from Mr. Thomas G.S. Busher, the Company’s former Chief Operating Officer and Head of European Operations, in connection with his planned retirement on December 31, 2013.  The price paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached. These Common Shares were retired. See Note 14.

The Company issued 278,212 Common Shares to employees in satisfaction of vested RSU obligations during the first half of 2013. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a net loss on issuance of $0.5 million, which was recorded as a decrease to additional paid-in capital.

Common Share Repurchase Authorization

As of June 30, 2014,  the Company had a remaining Common Share repurchase authorization of $171.2 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Common and Preferred Share Dividends Declared and Paid

The Company declared cash dividends per Common Share of $0.125 and $0.115 during the three month periods ended June 30, 2014 and 2013, respectively, and $0.25 and $0.23 during the six month periods ended June 30, 2014 and 2013, respectively.  The total amount of dividends paid to holders of Common Shares during the six month periods ended June 30, 2014 and 2013 was $12.1 million and $12.6 million, respectively. As of June 30, 2014 and December 31, 2013, the Company had $5.8 million and $6.2 million, respectively, of dividends payable to holders of Common Shares.

The Company declared cash dividends per Preferred Share totaling $0.555 during each of the three month periods ended June 30, 2014 and 2013, respectively and $1.109 during each of the six month periods ended June 30, 2014 and 2013, respectively.  The total amount of dividends paid to holders of Preferred Shares during each of the six month periods ended June 30, 2014 and 2013, was $6.6 million.  As of June 30, 2014 and December 31, 2013, the Company had $3.4 million and $3.3 million of dividends payable to holders of Preferred Shares, respectively.

The dividends payable to holders of Common Shares and Preferred Shares as of June 30, 2014 and December 31, 2013, are included within accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

NOTE 8.  Segment Reporting

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s, and Collateralized Reinsurance.   Each segment constitutes a separate underwriting platform through which Montpelier writes insurance and reinsurance business. The Company’s segment disclosures present the operations of these underwriting platforms prior to the effects of certain inter-segment quota share reinsurance agreements among them.

The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Board and senior management.

The Company and certain intermediate holding and service companies, intercompany eliminations relating to inter-segment reinsurance agreements and the business retained upon the MUSIC Sale are collectively referred to as “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Montpelier Bermuda	$3,253.0	$2,773.9
Montpelier at Lloyd’s	533.4	543.4
Collateralized Reinsurance	450.9	394.4
Corporate and Other, including inter-segment eliminations	46.4	46.8

Total assets	$4,283.7	$3,758.5

A summary of Montpelier’s consolidated statements of operations by segment for the three month periods ended June 30, 2014 and 2013 follows:

Three Month Period Ended June 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$148.9	$68.6	$29.7	$(8.2)	$239.0
Ceded reinsurance premiums	(36.7)	(5.6)	—	8.2	(34.1)
Net premiums written	112.2	63.0	29.7	—	204.9
Change in net unearned premiums	(29.5)	(2.9)	(9.8)	(0.1)	(42.3)
Net premiums earned	82.7	60.1	19.9	(0.1)	162.6

Loss and LAE	(30.1)	(27.3)	(8.3)	(0.8)	(66.5)
Acquisition costs	(10.6)	(16.2)	(2.6)	—	(29.4)
General and administrative expenses	(8.5)	(9.8)	(1.7)	(8.9)	(28.9)
Underwriting income	33.5	6.8	7.3	(9.8)	37.8
Net investment income	11.0	1.2	0.1	0.1	12.4
Other expenses	(0.2)	—	(0.1)	—	(0.3)
Net investment and foreign exchange gains	21.6	(10.9)	—	0.3	11.0
Net losses from derivative instruments	(10.6)	(0.1)	—	(0.5)	(11.2)
Interest and other financing expenses	(0.1)	(0.1)	—	(4.5)	(4.7)
Income before income taxes	$55.2	$(3.1)	$7.3	$(14.4)	$45.0

Three Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$160.6	$58.9	$22.6	$0.6	$242.7
Ceded reinsurance premiums	(32.3)	(9.3)	(3.0)	(0.3)	(44.9)
Net premiums written	128.3	49.6	19.6	0.3	197.8
Change in net unearned premiums	(44.2)	(0.6)	(14.1)	—	(58.9)
Net premiums earned	84.1	49.0	5.5	0.3	138.9

Loss and LAE	(18.9)	(25.4)	(2.0)	(0.5)	(46.8)
Acquisition costs	(10.0)	(11.9)	(0.6)	(0.1)	(22.6)
General and administrative expenses	(8.6)	(7.9)	(0.9)	(9.0)	(26.4)
Underwriting income	46.6	3.8	2.0	(9.3)	43.1
Net investment income	15.2	1.3	—	0.2	16.7
Other revenue	(0.7)	(0.2)	0.2	0.7	—
Net investment and foreign exchange losses	(61.0)	(4.7)	—	(0.8)	(66.5)
Net losses from derivative instruments	(14.2)	0.5	—	1.5	(12.2)
Interest and other financing expenses	—	(0.5)	—	(4.2)	(4.7)
Loss before income taxes	$(14.1)	$0.2	$2.2	$(11.9)	$(23.6)

A summary of Montpelier’s consolidated statements of operations by segment for the six month periods ended June 30, 2014 and 2013 follows:

Six Month Period Ended June 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$322.8	$142.7	$63.7	$(16.7)	$512.5
Ceded reinsurance premiums	(72.9)	(14.3)	—	16.7	(70.5)
Net premiums written	249.9	128.4	63.7	—	442.0
Change in net unearned premiums	(86.9)	(12.2)	(23.4)	(0.1)	(122.6)
Net premiums earned	163.0	116.2	40.3	(0.1)	319.4

Loss and LAE	(30.0)	(54.0)	(9.1)	(0.8)	(93.9)
Acquisition costs	(18.7)	(29.1)	(6.4)	—	(54.2)
General and administrative expenses	(17.2)	(18.6)	(3.2)	(16.7)	(55.7)
Underwriting income	97.1	14.5	21.6	(17.6)	115.6
Net investment income	22.4	2.3	0.2	0.4	25.3
Other revenue	(0.2)	—	(0.1)	0.3	—
Net investment and foreign exchange gains	45.4	(13.6)	—	0.1	31.9
Net losses from derivative instruments	(15.6)	(0.2)	0.1	(0.6)	(16.3)
Interest and other financing expenses	(0.1)	(0.1)	—	(9.2)	(9.4)
Income before income taxes	$149.0	$2.9	$21.8	$(26.6)	$147.1

Six Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$336.5	$128.7	$37.2	$1.5	$503.9
Ceded reinsurance premiums	(58.2)	(18.0)	(3.0)	(0.9)	(80.1)
Net premiums written	278.3	110.7	34.2	0.6	423.8
Change in net unearned premiums	(93.0)	(7.3)	(24.9)	—	(125.2)
Net premiums earned	185.3	103.4	9.3	0.6	298.6

Loss and LAE	(26.2)	(68.5)	(2.0)	(0.7)	(97.4)
Acquisition costs	(18.8)	(24.8)	(0.9)	(0.2)	(44.7)
General and administrative expenses	(17.8)	(16.2)	(1.6)	(17.7)	(53.3)
Underwriting income	122.5	(6.1)	4.8	(18.0)	103.2
Net investment income	30.0	2.7	—	0.4	33.1
Other revenue	—	—	0.7	(0.7)	—
Net investment and foreign exchange losses	(69.1)	25.1	—	(2.1)	(46.1)
Net losses from derivative instruments	(6.7)	(2.3)	—	1.4	(7.6)
Interest and other financing expenses	(0.1)	(1.0)	—	(8.3)	(9.4)
Income before income taxes	$76.6	$18.4	$5.5	$(27.3)	$73.2

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended June 30, 2014 and 2013:

Three Month Period Ended June 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$101.4	$0.1	$29.7	$(8.1)	$123.1
Property Specialty - Treaty	14.0	0.2	—	—	14.2
Other Specialty - Treaty	21.0	22.9	—	(0.1)	43.8
Property and Specialty Individual Risk	12.5	45.4	—	—	57.9
Total gross premiums written	$148.9	$68.6	$29.7	$(8.2)	$239.0

Three Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$120.0	$0.9	$22.6	$0.3	$143.8
Property Specialty - Treaty	12.0	0.4	—	0.1	12.5
Other Specialty - Treaty	16.2	15.4	—	(0.1)	31.5
Property and Specialty Individual Risk	12.4	42.2	—	0.3	54.9
Total gross premiums written	$160.6	$58.9	$22.6	$0.6	$242.7

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment. The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended June 30,
	2014		2013

U.S. and Canada	$153.0	64%	$162.2	67%
Worldwide (1)	54.0	23	45.1	18
Japan	11.7	5	17.0	7
U.K. and Ireland	2.5	1	4.3	2
Worldwide, excluding U.S. and Canada (2)	2.5	1	4.2	2
Western Europe, excluding the U.K. and Ireland	2.4	1	1.4	1
Other	12.9	5	8.5	3
Total gross premiums written	$239.0	100%	$242.7	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the six month periods ended June 30, 2014 and 2013:

Six Month Period Ended June 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$222.3	$3.0	$63.7	$(16.2)	$272.8
Property Specialty - Treaty	31.6	1.5	—	—	33.1
Other Specialty - Treaty	49.4	44.5	—	(0.5)	93.4
Property and Specialty Individual Risk	19.5	93.7	—	—	113.2
Total gross premiums written	$322.8	$142.7	$63.7	$(16.7)	$512.5

Six Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$243.2	$4.2	$37.2	$0.9	$285.5
Property Specialty - Treaty	24.0	3.0	—	0.1	27.1
Other Specialty - Treaty	46.9	35.3	—	(0.1)	82.1
Property and Specialty Individual Risk	22.4	86.2	—	0.6	109.2
Total gross premiums written	$336.5	$128.7	$37.2	$1.5	$503.9

(1)   Represents: (i) for 2014 and 2013, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; (ii) for 2014, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Collateralized Reinsurance; and (iii) for 2013, premiums written within the Company’s former MUSIC Run-Off segment.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Six Month Periods Ended June 30,
	2014		2013

U.S. and Canada	$269.2	53%	$282.0	56%
Worldwide (1)	138.2	27	112.0	22
Western Europe, excluding the U.K. and Ireland	29.7	6	26.6	5
Worldwide, excluding U.S. and Canada (2)	22.0	4	27.0	5
Japan	13.5	3	19.1	4
U.K. and Ireland	11.8	2	14.1	3
Other	28.1	5	23.1	5
Total gross premiums written	$512.5	100%	$503.9	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended June 30, 2014 and 2013:

Three Month Period Ended June 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$45.6	$0.6	$19.9	$(0.1)	$66.0
Property Specialty - Treaty	15.1	0.8	—	0.1	16.0
Other Specialty - Treaty	16.0	23.8	—	(0.1)	39.7
Property and Specialty Individual Risk	6.0	34.9	—	—	40.9
Total net earned premiums	$82.7	$60.1	$19.9	$(0.1)	$162.6

Three Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$59.2	$1.5	$5.5	$0.2	$66.4
Property Specialty - Treaty	11.7	1.7	—	(0.3)	13.1
Other Specialty - Treaty	10.4	17.3	—	—	27.7
Property and Specialty Individual Risk	2.8	28.5	—	0.4	31.7
Total net earned premiums	$84.1	$49.0	$5.5	$0.3	$138.9

(1)   Represents: (i) for 2014 and 2013, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; and (ii) for 2013, premiums earned within the Company’s former MUSIC Run-Off segment.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods Ended June 30,
	2014		2013

U.S. and Canada	$78.9	49%	$81.6	59%
Worldwide (1)	47.3	29	22.3	16
Western Europe, excluding the U.K. and Ireland	8.9	5	7.6	5
Worldwide, excluding U.S. and Canada (2)	7.5	5	8.7	6
Japan	5.2	3	5.6	4
U.K. and Ireland	4.5	3	5.3	4
Other	10.3	6	7.8	6
Total net earned premiums	$162.6	100%	$138.9	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the six month periods ended June 30, 2014 and 2013:

Six Month Period Ended June 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$92.3	$1.6	$40.3	$(0.3)	$133.9
Property Specialty - Treaty	28.4	1.8	—	0.1	30.3
Other Specialty - Treaty	30.8	44.8	—	(0.1)	75.5
Property and Specialty Individual Risk	11.5	68.0	—	0.2	79.7
Total net earned premiums	$163.0	$116.2	$40.3	$(0.1)	$319.4

Six Month Period Ended June 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$121.2	$1.6	$9.3	$0.8	$132.9
Property Specialty - Treaty	23.1	3.1	—	(0.3)	25.9
Other Specialty - Treaty	29.3	39.3	—	—	68.6
Property and Specialty Individual Risk	11.7	59.4	—	0.1	71.2
Total net earned premiums	$185.3	$103.4	$9.3	$0.6	$298.6

(1)   Represents: (i) for 2014 and 2013, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; and (ii) for 2013, premiums earned within the Company’s former MUSIC Run-Off segment.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Six Month Periods Ended June 30,
	2014		2013

U.S. and Canada	$163.0	51%	$170.8	57%
Worldwide (1)	88.0	27	52.1	17
Western Europe, excluding the U.K. and Ireland	18.1	6	16.4	5
Worldwide, excluding U.S. and Canada (2)	11.7	4	16.6	6
Japan	10.6	3	11.7	4
U.K. and Ireland	9.2	3	10.9	4
Other	18.8	6	20.1	7
Total net earned premiums	$319.4	100%	$298.6	100%

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

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to outstanding RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to outstanding RSUs and, therefore, do not impact the Company’s loss per Common Share numerators in the event of a loss per Common Share.

The following table outlines the Company’s computation of its basic and diluted earnings (loss) per Common Share for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013

Net income (loss) available to the Company’s common shareholders	$37.1	$(27.3)	$127.0	$64.8
Less: net earnings allocated to participating securities	(1.0)	—	(3.8)	(1.3)
Earnings per Common Share numerator	$36.1	$(27.3)	$123.2	$63.5
Average Common Shares outstanding (in millions of shares)	46.3	52.1	46.9	53.3
Basic and diluted earnings (loss) per Common Share	$0.78	$(0.52)	$2.63	$1.19

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of June 30, 2014, Montpelier had an unfunded commitment to invest $7.7 million into a private investment fund.

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

Lloyd’s New Central Fund

The Lloyd’s New Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Lloyd’s New Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2014 and 2013).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Lloyd’s New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier currently estimates that its 2014 obligation to the Lloyd’s New Central Fund will be approximately $1.1 million.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at June 30, 2014.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at June 30, 2014 or December 31, 2013.

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

Montpelier’s derivative instruments are subject to counterparty risk. Montpelier routinely monitors this risk in accordance with the Company’s Derivative Use Plan.

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

Where an insurer or reinsurer believes that its own means of measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. Montpelier Re has not yet submitted its internal model to the BMA for approval.

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

With respect to the year ended December 31, 2014, Montpelier Re has the ability to dividend up to $461.2 million without BMA approval.  No dividends were declared or paid by Montpelier Re during the six month period ended June 30, 2014.

Blue Water Re

Blue Water Re is registered with the BMA as a Special Purpose Insurer, meaning that its insurance and reinsurance contracts must be fully-collateralized and the parties to the transactions must be sophisticated. Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.

Blue Water Re is required to notify the BMA of each reinsurance contract it writes.  Further, Blue Water Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA.  However, Blue Water Re is required to prepare and file annual audited GAAP financial statements with the BMA.

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

There is no minimum solvency margin or liquidity ratio that must be maintained by Blue Water Re provided that the value of its GAAP assets exceed the value of its GAAP liabilities, meaning that it may dividend and/or distribute all of its net assets to its parent at any time without BMA approval.  As of June 30, 2014, Blue Water Re’s assets exceeded the value of its liabilities by $224.2 million.  Blue Water Re did not declare or pay any dividends during the during the six month period ended June 30, 2014.

Blue Capital Re

Blue Capital Re is registered with the BMA as a Class 3A insurer.  As a result of the approvals received from the BMA and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized.  Further, Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA. However, beginning in 2014, Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

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

As of June 30, 2014, the value of Blue Capital Re’s assets exceeded the value of its liabilities and its minimum solvency margin by $168.4 million, and it comfortably met its minimum liquidity ratio requirements at such date.

Blue Capital Re may dividend all of its retained earnings to its parent at any time without BMA approval.  As of June 30, 2014, Blue Capital Re had retained earnings of $9.4 million.

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

Blue Capital Re did not declare or pay any dividends during the during the six month period ended June 30, 2014.

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

As of June 30, 2014, Syndicate 5151 held $254.8 million in investment securities (including accrued interest) and $34.0 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2013, Syndicate 5151 held $293.3 million in investment securities (including accrued interest) and $33.1 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

NOTE 12.  Share-Based Compensation

Share-Based Compensation Based on the Company’s Common Shares

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

As of June 30, 2014, the Company’s Variable RSUs outstanding consisted of those for the 2014 to 2017 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2014 increase in its FCBVPCS versus a target increase in FCBVPCS of 10.0% (“Target”).  If Target is achieved, the Company would expect to grant 494,340 Variable RSUs to participants.  At an increase in FCBVPCS of 3.0% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 17.0% or more (“Maximum”), the Company would expect to grant 988,680 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,
	2014		2013
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,589,510	$21.9	1,486,305	$17.7
Fixed RSUs Awarded	29,000	1.0	29,000	0.7
Change in Variable RSUs projected for the 2014-2017 cycle	49,442	1.3	—
Change in Variable RSUs projected for the 2013-2016 cycle	—	—	37,807	0.8
RSU payments	(21,250)	—	(29,100)	—
RSU forfeitures	(2,500)	(0.1)	(3,250)	—
RSU expense recognized	—	(4.1)	—	(3.5)
End of period	1,644,202	$20.0	1,520,762	$15.7

	Six Month Periods Ended June 30,
	2014		2013
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,448,374	$12.2	1,327,041	$10.3
Fixed RSUs Awarded	49,000	1.5	29,000	0.7
Variable RSUs projected to be awarded for the 2014-2017 cycle	543,782	14.8	—	—
Variable RSUs projected to be awarded for the 2013-2016 cycle	—	—	536,761	11.5
Change in Variable RSUs projected for the 2013-2016 cycle	(17,263)	(0.3)	—	—
RSU payments	(321,650)	—	(358,753)	—
RSU forfeitures	(58,041)	(1.1)	(13,287)	—
RSU expense recognized	—	(7.1)	—	(6.8)
End of period	1,644,202	$20.0	1,520,762	$15.7

RSU Awards and Payments - three and six month periods ended June 30, 2014

During the three month period ended June 30, 2014, the Company awarded a total of 29,000 Fixed RSUs to its non-management directors. Of the total Fixed RSUs awarded during that period, 25,000 RSUs were awarded for a one-year cycle and 4,000 RSUs were awarded for a two-year cycle.

During the six month period ended June 30, 2014, the Company awarded a total of 49,000 Fixed RSUs to its non-management directors and certain employees. Of the total Fixed RSUs awarded during that period, 30,000 RSUs were awarded for a one-year cycle, 4,000 RSUs were awarded for a two-year cycle, 11,000 RSUs were awarded for a three-year cycle and 4,000 RSUs were awarded for a five-year cycle.

On the basis of the Company’s forecasted increase in its FCBVPCS for 2014, the Company anticipated issuing 543,782 Variable RSUs for the 2014-2017 award cycle as of June 30, 2014, or 110% of the in force Target RSUs for that cycle at that time.

During the three month period ended June 30, 2014, the Company paid out 21,250 vested RSUs and withheld, at the recipient’s election, 500 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 20,750 Common Shares from its treasury.  See Note 7.  The fair value of the RSUs paid out during the three month period ended June 30, 2014, was $0.7 million.

During the six month period ended June 30, 2014, the Company paid out 321,650 vested RSUs and withheld, at the recipient’s election, 64,522 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 257,128 Common Shares from its treasury.  See Note 7.  The fair value of the RSUs paid out during the six month period ended June 30, 2014, was $9.3 million.

None of the outstanding RSUs at June 30, 2014 were vested.

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

During the three month period ended June 30, 2013, the Company awarded a total of 29,000 Fixed RSUs to its non-management directors and Mr. Harris.  Of the total Fixed RSUs awarded during that period, 18,000 RSUs represented annual one-year Fixed RSU awards to incumbent directors, 6,000 RSUs represented a one-time three-year Fixed RSU award to a newly-appointed director and 5,000 RSUs represented an annual one-year Fixed RSU award to Mr. Harris pursuant to the Service Agreement.

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

RSU Forfeitures, Forfeiture Assumptions and Other RSU Adjustments

For the periods presented, the Company assumed a zero to 6.4% forfeiture rate depending on the nature and term of individual awards and past experience. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding during the three and six month periods ended June 30, 2014 by $0.1 million and $1.1 million, respectively. No revisions were required during the three and six month periods ended June 30, 2013.

In connection with the planned retirement of Mr. Busher on December 31, 2013, the Company agreed to accelerate the vesting of certain of his RSU awards. See Note 14. The acceleration of the vesting of Mr. Busher’s outstanding RSUs awards resulted in the Company recognizing $0.3 million and $0.7 million of RSU expense in the three and six month periods ended June 30, 2013, respectively, which would have otherwise been recognized in future periods.

RSUs Outstanding at June 30, 2014

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at June 30, 2014 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Three-year RSU awards granted in 2011	10,000	$—
Five-year RSU awards granted in 2011	14,000	0.1
Three-year RSU awards granted in 2012	2,000	—
Four-year RSU awards granted in 2012	444,212	2.0
Five-year RSU awards granted in 2012	6,800	0.1
Three-year RSU awards granted in 2013	10,000	0.1
Four-year RSU awards granted in 2013	566,908	5.6
One-year RSU awards granted in 2014	27,500	0.7
Two-year RSU awards granted in 2014	4,000	0.1
Three-year RSU awards granted in 2014	11,000	0.2
Four-year RSU awards granted in 2014 (those awards in their Initial Award Period)	543,782	11.0
Five-year RSU awards granted in 2014	4,000	0.1
Total RSUs outstanding at June 30, 2014	1,644,202	$20.0

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $7.8 million, $7.9 million, $3.3 million and $1.0 million during 2014, 2015, 2016 and 2017 & beyond, respectively.

Share-Based Compensation Based on BCRH common shares (“BCRH Common Shares”)

At the discretion of BCRH’s Compensation and Nominating Committee, incentive awards, the value of which are based on BCRH Common Shares, may be made to BCRH’s directors, future employees and consultants.

BCRH’s 2013 Long-Term Incentive Plan (the “2013 BCRH LTIP”), which was adopted by BCRH’s board of directors on September 27, 2013, permits the issuance of up to one percent of the aggregate BCRH Common Shares outstanding (at the time of grant) to participants.

Incentive awards that may be granted under the 2013 BCRH LTIP include RSUs (“BCRH RSUs”), restricted BCRH Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

In June 2014, BCRH awarded a total of 7,000 BCRH RSUs to its directors. The BCRH RSUs awarded earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the BCRH RSUs awarded was $0.1 million. In determining the grant date fair value associated with the BCRH RSUs awarded, BCRH assumed a forfeiture rate of zero.  This forfeiture assumption may be adjusted, if necessary, based on future experience.

During the three and six month periods ended June 30, 2014, BCRH recognized less than $0.1 million of BCRH RSU expense.  BCRH expects to incur future RSU expense associated with its currently outstanding BCRH RSUs of less than $0.1 million during each of 2014, 2015, 2016 and 2017.

As of December 31, 2013, there were no incentive awards outstanding under the 2013 BCRH LTIP.

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

During the three month periods ended June 30, 2014 and 2013, Montpelier recorded an income tax benefit (provision) of $(0.2) million and $0.4 million, respectively.  During the six month periods ended June 30, 2014 and 2013, Montpelier recorded an income tax benefit (provision) of $(0.1) million and $0.2 million, respectively.  During each of these periods, Montpelier’s income tax movements were associated primarily with its U.K. operations.

During each of the six month periods ended June 30, 2013 and 2014, Montpelier paid $0.1 million in income taxes.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.  During the three month periods ended June 30, 2014 and 2013, these companies had pretax income (losses) of $37.8 million and $(21.1) million, respectively, and during the six month periods ended June 30, 2014 and 2013, these companies had pretax income of $143.0 million and $63.0 million, respectively.

United Kingdom

MCL, MAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended June 30, 2014 and 2013, these companies had pretax income (losses) of $6.8 million and $(2.5) million, respectively, and during the six month periods ended June 30, 2014 and 2013, these companies had pretax income of $3.9 million and $10.2 million, respectively. Of these U.K. entities, only MCL remains in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of June 30, 2014 and December 31, 2013, Montpelier has established U.K. deferred tax asset valuation allowances of $1.3 million and $3.1 million, respectively, against its existing U.K. gross deferred tax assets of $1.8 million and $3.6 million, respectively.

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

During the three and six month periods ending June 30, 2014, the entities within Montpelier’s U.K. group generated net pretax income which arose primarily from MCL.  During such periods, MCL was able to fully utilize its cumulative net operating loss, while other entities within the Montpelier U.K. group (those other than MCL) recorded income tax provisions of $0.2 million and $0.1 million, respectively.

During the three month period ending June 30, 2013, the entities within Montpelier’s U.K. group generated a net pretax loss and recorded an income tax benefit of $0.4 million.  During the six month period ending June 30, 2013, the entities within Montpelier’s U.K. group generated net pretax income which arose from MCL. During that period, MCL was able to fully utilize its cumulative net operating loss, while the other entities within the Montpelier U.K. group (those other than MCL) recorded an income tax benefit of $0.2 million.

United States

MUI, MTR, Cladium and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During the three month periods ended June 30, 2014 and 2013, these companies had pretax income of $0.4 million and zero million, respectively, and during the six month periods ended June 30, 2014 and 2013, these companies had pretax income of $0.2 million and zero million, respectively. Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $13.7 million and $13.8 million at June 30, 2014 and December 31, 2013, respectively.

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

BCRH

BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its subsidiaries Blue Capital Re and Blue Capital Re ILS. BCRH commenced its operations in November 2013 and, pursuant to an initial public offering (the “IPO”), its common shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.  As of June 30, 2014 and December 31, 2013, Montpelier Re owned 29.6% and 28.6% of BCRH’s outstanding common shares, respectively.

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

BCRH and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), BCRH and/or its subsidiaries must pay a one-time termination fee to the Managers, as applicable, equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $8.8 million as of June 30, 2014).

BCRH Credit Agreement.  The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to an annual fee equal to 0.125% of the facility’s total capacity. See Note 5.

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

During the three and six month periods ended June 30, 2014, Montpelier earned $0.6 million and $1.3 million, respectively, pursuant to services it provided to BCRH and its subsidiaries under the Investment Management Agreement and $0.2 million and $0.3 million, respectively, under the Administrative Services Agreement. During the three and six month periods ended June 30, 2014, Montpelier earned less than $0.1 million pursuant to: (i) the Underwriting and Insurance Management Agreement; and (ii) its role as a guarantor for the BCRH Credit Agreement.

As of June 30, 2014 and December 31, 2013, BCRH and its subsidiaries owed Montpelier $1.6 million and $0.5 million, respectively, for the services performed pursuant to the aforementioned agreements.

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

At June 30, 2014 and December 31, 2013, the fair value of the Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $314.0 million and $303.2 million, respectively, which compared to a carrying value of $299.2 million. See Note 5.

At June 30, 2014 and December 31, 2013, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $93.3 million and $89.5 million, respectively, which compared to a carrying value of $100.0 million. See Note 5.

At June 30, 2014 and December 31, 2013, the fair value and net asset value of Montpelier’s other investments carried on the Company’s Consolidated Balance Sheets were approximately the same. See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2014 and 2013, and our financial condition as of June 30, 2014 and December 31, 2013.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2013 Form 10-K, as filed with the SEC.

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

Important events and uncertainties that could cause our results, future dividends on, or repurchases of, Common Shares or Preferred Shares to change include, but are not limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to effectively execute the business plans of the Company, its subsidiaries and any new ventures that it may enter into; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management processes, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, including our dependency on the loss information we receive from cedants and brokers; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the Company and the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency and interest rate fluctuations.

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

Overview

Summary Financial Results

Three Month Periods Ended June 30, 2014 and 2013

We ended the second quarter of 2014 with a FCBVPCS of $31.74, an increase of 2.8% for the quarter after taking into account dividends declared on Common Shares during the period. The increase in our FCBVPCS incorporated positive contributions from both our underwriting and investing operations.  Our comprehensive income available to the Company for the second quarter of 2014 was $41.7 million and our GAAP combined ratio was 76.7%.

Our underwriting results for the second quarter of 2014 included $23.5 million of net losses from European windstorm Ela and U.S. tornadoes (not including the benefit of reinstatement premiums), and benefitted from $37.5 million of net prior year favorable loss reserve development. Our investment results for the second quarter of 2014 included $19.8 million of net realized and unrealized investment gains, which were comprised of $12.7 million in net gains from fixed maturity investments, $6.2 million in net gains from equity securities and $0.9 million in net gains from other investments.

We ended the second quarter of 2013 with a FCBVPCS of $27.03, a decrease of 1.3% for the quarter after taking into account dividends declared on Common Shares during the period.  The decrease in our FCBVPCS was primarily the result of net realized and unrealized investment losses, partially offset by solid underwriting results. Our comprehensive loss available to the Company for the second quarter of 2013 was $23.6 million and our GAAP combined ratio was 69.0%.

Our underwriting results for the second quarter of 2013 included $26.3 million of net losses from flooding in Europe and Canada, and U.S. tornadoes (not including the benefit of reinstatement premiums), and benefitted from $47.7 million of net prior year favorable loss reserve development. Our investment results for the second quarter of 2013 included $61.2 million of net realized and unrealized investment losses, which were comprised of $58.3 million in net losses from fixed maturity investments, $2.3 million in net losses from equity securities and $0.6 million in net losses from other investments.

Six Month Periods Ended June 30, 2014 and 2013

We experienced an increase in FCBVPCS of 8.7% during the first half of 2014 after taking into account dividends declared on Common Shares during the period. The increase in our FCBVPCS was primarily the result of solid underwriting and investment results.  Our comprehensive income available to the Company for the first half of 2014 was $135.1 million and our GAAP combined ratio was 63.8%.

Our underwriting results for the first half of 2014 contained no significant net catastrophe losses other than the second quarter losses noted above, and benefitted from $72.7 million of net prior year favorable loss reserve development. Our investment results for the first half of 2014 included $42.5 million of net realized and unrealized investment gains, which were comprised of $28.0 million in net gains from fixed maturity investments, $9.8 million in net gains from equity securities and $4.7 million in net gains from other investments.

We experienced an increase in FCBVPCS of 4.3% during the first half of 2013 after taking into account dividends declared on Common Shares during the period. The increase in our FCBVPCS was primarily the result of solid underwriting results, partially offset by net realized and unrealized investment losses.  Our comprehensive income available to the Company for the first half of 2013 was $68.3 million and our GAAP combined ratio was 65.5%.

Our underwriting results for the first half of 2013 contained no significant net catastrophe losses other than the second quarter losses noted above, and benefitted from $66.1 million in net prior year favorable loss reserve development.  Our investment results for the first half of 2013 included $61.9 million of net realized and unrealized investment losses which were comprised of $61.4 million in net losses from fixed maturity investments, $1.2 million in net losses from equity securities and $0.7 million in net gains from other investments.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPCS”) and FCBVPCS as of selected balance sheet dates:

	June 30, 2014	March 31, 2014	Dec. 31, 2013	June 30, 2013
Book value numerator (in millions):

Total Shareholders’ Equity available to the Company	$1,667.8	$1,657.2	$1,642.1	$1,570.0
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	$1,517.8	$1,507.2	$1,492.1	$1,420.0

Book value denominators (in thousands):

[B] Common Shares outstanding	46,175	47,018	49,274	51,020
RSUs outstanding	1,644	1,589	1,449	1,521
[C] Common Shares and RSUs outstanding	47,819	48,607	50,723	52,541

BVPCS [A] / [B]	$32.87	$32.05	$30.28	$27.83
FCBVPCS [A] / [C]	31.74	31.01	29.42	27.03

Increase in FCBVPCS: (1)

From March 31, 2014	2.8%
From December 31, 2013	8.7%
From June 30, 2013	19.4%

(1)         Computed as the change in FCBVPCS after taking into account dividends declared on Common Shares of $0.125, $0.25 and $0.49 during the three, six and twelve month periods ended June 30, 2014, respectively.

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

During the six month period ended June 30, 2014, each of our operating segments, Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance, have executed well with combined ratios of 41%, 87% and 46%, respectively.  Overall, we achieved an 8.7% increase in our FCBVPCS for the period while returning $108.1 million to holders of Common Shares through share repurchases and dividends.

BCRH, our newest Collateralized Reinsurance vehicle which is traded on the New York Stock Exchange, has had a profitable initial six months of operations, achieving a 4.1% increase in its FCBVPCS for the period, including dividends declared. BCRH and its subsidiaries have further expanded our presence in the collateralized reinsurance market. Our total capital under the management of Blue Capital® currently stands at $615 million, enabling us to provide a broader product mix and increased line sizes to select clients.

We experienced increased competition during the January 1, June 1 and July 1, 2014 renewal seasons, particularly within our Property Catastrophe-Treaty and Property Specialty-Treaty classes, due to an increase in industry capacity from both: (i) new sources of capital flowing into property catastrophe reinsurance; and (ii) relatively light industry catastrophe losses experienced over the past several quarters. Through July 1, our internal calculations indicate an average renewal price index of approximately minus 12% for Montpelier Bermuda and minus 1% for Montpelier at Lloyd’s, year-to-date.

Looking ahead, despite the competitive market conditions we currently face, through our efforts thus far in 2014 we believe that we have: (i) benefitted from a strong business flow with established relationships; (ii) strengthened our relationships with key business partners; and (iii) expanded our product mix.  As a result, with our strong consolidated balance sheet, disciplined underwriting and specialist approach, we are positioned to perform well in 2014 and beyond. Further, at current risk exposure levels, we believe we have retained the ability to quickly adapt and respond to new market opportunities while continuing our strategic focus on property, marine and other short-tail lines.

Third-Party Fees and Expense Reimbursements

We have entered into specialized quota share reinsurance contracts with unaffiliated third-parties with respect to a portion of Montpelier Re’s Property Catastrophe - Treaty book of business, under which we are eligible to receive override and profit commissions.

We record the override and profit commissions associated with these specialized quota share reinsurance contracts (when earned) as a reduction to our acquisition costs which, in turn, reduces our acquisition cost and overall combined ratios. These benefits to us totaled $1.5 million during each of the three month periods ended June 30, 2014 and 2013, and totaled $4.2 million and $4.8 million during the six month periods ended June 30, 2014 and 2013, respectively.

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

Because the results of BCRH and the BCGR Cell are fully consolidated in our consolidated statements of operations and comprehensive income, we record these benefits (when earned) as decreases to the net income attributable to non-controlling interests, thereby increasing the net income and comprehensive income available to the Company. These benefits to us totaled $1.5 million and $0.2 million during the three month periods ended June 30, 2014 and 2013, respectively, and $3.6 million and $0.4 million during the six month periods ended June 30, 2014 and 2013, respectively.

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

Our June 1, 2014 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of June 30, 2014
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:

Mid-Atlantic hurricane	$525	31%
Florida hurricane	434	26%
Northeast hurricane	405	24%
Gulf hurricane	383	23%
Hawaii hurricane	141	8%

U.S. Earthquake:

New Madrid earthquake	$550	33%
California earthquake	358	21%
Northwest earthquake	352	21%

European Windstorm:

Western European windstorm	$473	28%
U.K. & Ireland windstorm	398	24%
Scandinavia windstorm	171	10%

Other Countries:

Japan earthquake	$292	18%
Canada earthquake	267	16%
Australia earthquake	253	15%
Australia cyclone	249	15%
New Zealand earthquake	174	10%
Turkey earthquake	174	10%
Chile earthquake	155	9%
Japan windstorm	117	7%

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

These treaty limits are a snapshot of our exposure as of June 1, 2014.  As of that date, New Madrid earthquake represented our largest concentration of net reinsurance treaty limits among the selected zones.  The relative comparison between zones and the absolute level of exposure may change materially at any time due to changes in the composition of our portfolio and changes in our ceded reinsurance program.

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

The table below details the projected net impact from single event losses as of June 1, 2014 for selected zones at selected return period levels using AIR Worldwide Corporation’s CLASIC/2 model version 15.0, one of several industry-recognized third-party vendor models.  It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since we utilize a combination of third-party models, CATM® and underwriting judgement to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below.

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of June 30, 2014
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year
U.S. Hurricane	$294	$347	18%	21%
European windstorm	235	298	14%	18%
U.S. Earthquake	184	270	11%	16%

(1)         A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

As of June 1, 2014, our three largest modeled exposures to a single event loss at a 250-year return period were U.S. Hurricane, European windstorm and U.S. Earthquake.

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

Our single event loss estimates represent snapshots as of June 1, 2014.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, losses incurred, and changes in our ceded reinsurance and derivative protections.

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

Consolidated Results of Operations

Our consolidated financial results for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2014	2013	2014	2013

Gross insurance and reinsurance premiums written	$239.0	$242.7	$512.5	$503.9
Ceded reinsurance premiums	(34.1)	(44.9)	(70.5)	(80.1)
Net insurance and reinsurance premiums written	204.9	197.8	442.0	423.8
Change in net unearned insurance and reinsurance premiums	(42.3)	(58.9)	(122.6)	(125.2)
Net insurance and reinsurance premiums earned	162.6	138.9	319.4	298.6

Net investment income	12.4	16.7	25.3	33.1
Net realized and unrealized investment gains (losses)	19.8	(61.2)	42.5	(61.9)
Net foreign currency gains (losses)	(8.8)	(5.3)	(10.6)	15.8
Net losses from derivative instruments	(11.2)	(12.2)	(16.3)	(7.6)
Other revenue	0.7	—	1.0	—
Total revenues	175.5	76.9	361.3	278.0

Underwriting expenses:
Loss and LAE — current year losses	104.0	94.5	166.6	163.5
Loss and LAE — prior year losses	(37.5)	(47.7)	(72.7)	(66.1)
Insurance and reinsurance acquisition costs	29.4	22.6	54.2	44.7
General and administrative expenses	28.9	26.4	55.7	53.3

Non-underwriting expenses:
Interest and other financing expenses	4.7	4.7	9.4	9.4
Other expenses	1.0	—	1.0	—
Total expenses	130.5	100.5	214.2	204.8

Income (loss) before income taxes	45.0	(23.6)	147.1	73.2
Income tax benefit (provision)	(0.2)	0.4	(0.1)	0.2

Net income (loss)	44.8	(23.2)	147.0	73.4
Net income attributable to non-controlling interest	(4.3)	(0.7)	(13.3)	(1.9)
Net income (loss) available to the Company	40.5	(23.9)	133.7	71.5
Dividends declared on Preferred Shares	(3.4)	(3.4)	(6.7)	(6.7)
Net income (loss) available to the Company’s common shareholders	$37.1	$(27.3)	$127.0	$64.8

Net income (loss)	$44.8	$(23.2)	$147.0	$73.4
Net change in foreign currency translation	1.2	0.3	1.4	(3.2)
Comprehensive income (loss)	46.0	(22.9)	148.4	70.2
Net income attributable to non-controlling interest	(4.3)	(0.7)	(13.3)	(1.9)
Comprehensive income (loss) available to the Company	$41.7	$(23.6)	$135.1	$68.3

Loss and LAE ratio	40.8%	33.7%	29.4%	32.6%
Acquisition cost ratio	18.1%	16.3%	17.0%	15.0%
General and administrative expense ratio	17.8%	19.0%	17.4%	17.9%
GAAP combined ratio	76.7%	69.0%	63.8%	65.5%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Month Periods		Six Month Periods
	Ended Jule 30,		Ended June 30,
($ in millions)	2014	2013	2014	2013

Gross premiums written	$148.9	$160.6	$322.8	$336.5
Ceded reinsurance premiums	(36.7)	(32.3)	(72.9)	(58.2)
Net premiums written	112.2	128.3	249.9	278.3
Change in net unearned premiums	(29.5)	(44.2)	(86.9)	(93.0)
Net premiums earned	82.7	84.1	163.0	185.3

Loss and LAE - current year losses	(53.4)	(52.6)	(79.3)	(85.9)
Loss and LAE - prior year losses	23.3	33.7	49.3	59.7
Acquisition costs	(10.6)	(10.0)	(18.7)	(18.8)
General and administrative expenses	(8.5)	(8.6)	(17.2)	(17.8)
Underwriting income	$33.5	$46.6	$97.1	$122.5
Loss and LAE ratio	36.4%	22.4%	18.4%	14.2%
Acquisition cost ratio	12.8%	11.9%	11.5%	10.1%
General and administrative expense ratio	10.2%	10.3%	10.7%	9.6%

GAAP combined ratio	59.4%	44.6%	40.6%	33.9%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$101.4	68%	$120.0	75%
Property Specialty - Treaty	14.0	10	12.0	7
Other Specialty - Treaty	21.0	14	16.2	10
Property and Specialty Individual Risk	12.5	8	12.4	8

Gross premiums written	148.9	100%	160.6	100%
Ceded reinsurance premiums	(36.7)		(32.3)
Net premiums written	$112.2		$128.3

	Six Month Periods Ended June 30,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$222.3	69%	$243.2	72%
Property Specialty - Treaty	31.6	10	24.0	7
Other Specialty - Treaty	49.4	15	46.9	14
Property and Specialty Individual Risk	19.5	6	22.4	7

Gross premiums written	322.8	100%	336.5	100%
Ceded reinsurance premiums	(72.9)		(58.2)
Net premiums written	$249.9		$278.3

Note - Montpelier Bermuda’s gross and net premiums written during the periods presented include amounts assumed from Montpelier at Lloyd’s.  Montpelier Bermuda’s reinsurance premiums ceded during the 2014 periods include amounts ceded to Collateralized Reinsurance. These inter-segment reinsurance agreements are eliminated in consolidation.  See “Corporate and Other” under this Item 2.

Gross premiums written within Montpelier Bermuda decreased 7% and 4% during the three month and six month periods ended June 30, 2014, respectively, as compared to the comparable 2013 periods. These reductions were primarily the result of pricing reductions in the Property Catastrophe - Treaty line of business, which led to decreased premium on certain renewed contracts, as well as the non-renewal of other programs.

Reinsurance premiums ceded by Montpelier Bermuda during the three month periods ended June 30, 2014 and 2013 were $36.7 million and $32.3 million, respectively, and $72.9 million and $58.2 million during the six month periods ended June 30, 2014 and 2013, respectively. The increase in Montpelier Bermuda’s reinsurance premiums ceded during each of the 2014 periods presented was primarily the result of more Property Catastrophe - Treaty business being ceded on a pro-rata basis, both to the Company’s Collateralized Reinsurance segment and to third parties.

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

Net premiums written and earned by Montpelier Bermuda included increases (decreases) due to reinstatements of $2.8 million and $(0.8) million, during the three month periods ended June 30, 2014 and 2013, respectively, and $2.7 million and $1.4 million, during the six month periods ended June 30, 2014 and 2013, respectively.

Net Premiums Earned

Net premiums earned by Montpelier Bermuda were $82.7 million and $84.1 million during the three month periods ended June 30, 2014 and 2013, respectively, and $163.0 million and $185.3 million during the six month periods ended June 30, 2014 and 2013, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Gross unpaid loss and LAE reserves - beginning	$478.9	$679.6	$520.9	$728.2
Reinsurance recoverable on unpaid losses - beginning	(44.4)	(76.6)	(48.7)	(87.7)
Net unpaid loss and LAE reserves - beginning	434.5	603.0	472.2	640.5

Losses and LAE incurred:
Current year losses	53.4	52.6	79.3	85.9
Prior year losses	(23.3)	(33.7)	(49.3)	(59.7)
Total losses and LAE incurred	30.1	18.9	30.0	26.2

Losses and LAE paid and approved for payment	(28.1)	(44.9)	(65.7)	(89.7)

Net unpaid loss and LAE reserves - ending	436.5	577.0	436.5	577.0
Reinsurance recoverable on unpaid losses - ending	51.1	63.1	51.1	63.1

Gross unpaid loss and LAE reserves - ending	$487.6	$640.1	$487.6	$640.1

Note - Montpelier Bermuda’s ending reinsurance recoverable on unpaid losses at June 30, 2014, March 31, 2014 and December 31, 2013, include amounts recoverable from our Collateralized Reinsurance segment of $5.3 million, $1.0 million and zero, respectively, pursuant to an inter-segment reinsurance arrangement which is eliminated in consolidation.

The following table summarizes Montpelier Bermuda’s net loss and LAE ratios for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013

Loss and LAE ratio - current year	64.6%	62.5%	48.6%	46.4%
Loss and LAE ratio - prior year	(28.2)%	(40.1)%	(30.2)%	(32.2)%

Loss and LAE ratio	36.4%	22.4%	18.4%	14.2%

Three month periods ended June 30, 2014 and 2013

Current Year Loss and LAE Events

During the three month periods ended June 30, 2014 and 2013, Montpelier Bermuda experienced $53.4 million and $52.6 million in current year net losses and LAE incurred, respectively. Montpelier Bermuda’s underwriting results for the 2014 period included $19.1 million of net losses from European Storm Ela and U.S. tornadoes.  Montpelier Bermuda’s underwriting results for the 2013 period included $22.7 million of net losses from flooding in Europe and Canada, and U.S. tornadoes.

Prior Year Loss and LAE Development

During the three month period ended June 30, 2014, Montpelier Bermuda experienced $23.3 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  IBNR reductions associated with medical malpractice business ($3.5 million decrease),

•                  A casualty loss from 2010 ($2.7 million increase),

•                  2012 windstorm Sandy ($2.1 million decrease),

•                  2013 U.S. crop losses ($1.3 million decrease), and

•                  2005 hurricanes ($1.0 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda during the three month period ended June 30, 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by $5.1 million.

During the three month period ended June 30, 2013, Montpelier Bermuda experienced $33.7 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  IBNR reductions associated with medical malpractice business ($7.1 million decrease),

•                  2012 windstorm Sandy ($4.3 million decrease),

•                  The commutation/settlement of four prior year contracts ($3.0 million decrease), and

•                  2011 Japan earthquake ($2.8 million decrease).

In addition to the foregoing, claims reported to Montpelier Bermuda during the three month period ended June 30, 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding windstorm Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $5.6 million.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Bermuda’s prior year losses and LAE incurred were not significantly impacted by foreign currency movements during the three month period ended June 30, 2014. Montpelier Bermuda’s prior year losses and LAE incurred benefitted from $5.0 million in foreign currency transaction gains during the three month period ended June 30, 2013.

Since foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier Bermuda’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

Six month periods ended June 30, 2014 and 2013

Current Year Loss and LAE Events

During the six month periods ended June 30, 2014 and 2013, Montpelier Bermuda experienced $79.3 million and $85.9 million in current year net losses and LAE incurred, respectively.  Montpelier Bermuda’s underwriting results for the six month periods ended June 30, 2014 and 2013 contained no significant net catastrophe losses other than the second quarter losses noted above.

Prior Year Loss and LAE Development

During the six month period ended June 30, 2014, Montpelier Bermuda experienced $49.3 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2014 also included the following events and factors recognized during the first quarter of 2014:

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

During the six month period ended June 30, 2013, Montpelier Bermuda experienced $59.7 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the six month period ended June 30, 2013 also included the following events and factors recognized during the first quarter of 2013:

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

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Bermuda’s prior year losses and LAE incurred were not significantly impacted by foreign currency movements during the six month period ended June 30, 2014.  Montpelier Bermuda’s prior year losses and LAE incurred benefitted from $6.9 million in foreign currency transaction gains during the six month period ended June 30, 2013.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2014	2013	2014	2013

Acquisition costs	$10.6	$10.0	$18.7	$18.8
Acquisition cost ratio	12.8%	11.9%	11.5%	10.1%

General and administrative expenses	$8.5	$8.6	$17.2	$17.8
General and administrative expense ratio	10.2%	10.3%	10.7%	9.6%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced. Commissions earned by Montpelier Bermuda from business that it cedes to reinsurers are recorded as reductions in its acquisition costs.

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

Montpelier Bermuda recorded net profit commission expense (benefit) of $0.4 million and $(0.4) million during the three month periods ended June 30, 2014 and 2013, respectively, and $(1.4) million and $(2.8) million during the six month periods ended June 30, 2014 and 2013, respectively.

All other acquisition costs incurred by Montpelier Bermuda are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business less commission revenue earned on purchased reinsurance covers, all of which is earned over the same period that the corresponding premiums are expensed.

Montpelier Bermuda’s acquisition cost ratios for the three and six month periods ended June 30, 2014 were higher than those of the comparable 2013 periods, primarily as a result of: (i) increases in Montpelier Bermuda’s net earned premium represented by pro-rata contracts, which typically incorporate higher acquisition costs than excess-of-loss contracts; and (ii) the decreases in net profit commission benefits noted above.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Operating expenses	$5.9	$6.7	$12.7	$13.9
Incentive compensation expenses	2.6	1.9	4.5	3.9

General and administrative expenses	$8.5	$8.6	$17.2	$17.8

The decreases in operating expenses incurred by Montpelier Bermuda during the three and six month periods ended June 30 2014, versus those of the comparable 2013 periods, were due primarily to a reduction in centrally managed information technology and risk management costs allocated to the Montpelier Bermuda segment.

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

Montpelier Bermuda’s incentive compensation expenses incurred during the three and six month periods ended June 30, 2014 increased over those of the comparable 2013 periods, primarily as a result of: (i) its 2014 accruals being provided at a higher projected payout level than that of the prior year; and (ii) a greater number of Fixed RSUs outstanding during the 2014 periods.

MONTPELIER AT LLOYD’S

Underwriting results for Montpelier at Lloyd’s for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2014	2013	2014	2013

Gross premiums written	$68.6	$58.9	$142.7	$128.7
Ceded reinsurance premiums	(5.6)	(9.3)	(14.3)	(18.0)
Net premiums written	63.0	49.6	128.4	110.7
Change in net unearned premiums	(2.9)	(0.6)	(12.2)	(7.3)
Net premiums earned	60.1	49.0	116.2	103.4

Loss and LAE - current year losses	(42.3)	(39.9)	(78.0)	(75.6)
Loss and LAE - prior year losses	15.0	14.5	24.0	7.1
Acquisition costs	(16.2)	(11.9)	(29.1)	(24.8)
General and administrative expenses	(9.8)	(7.9)	(18.6)	(16.2)
Underwriting income (loss)	$6.8	$3.8	$14.5	$(6.1)

Loss and LAE ratio	45.4%	51.8%	46.4%	66.2%
Acquisition cost ratio	27.0%	24.3%	25.0%	24.0%
General and administrative expense ratio	16.3%	16.2%	16.1%	15.7%

GAAP combined ratio	88.7%	92.3%	87.5%	105.9%

Gross and Net Premiums Written

The following table summarize Montpelier at Lloyd’s premium writings, by line of business, for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$0.1	—%	$0.9	1%
Property Specialty - Treaty	0.2	—	0.4	1
Other Specialty - Treaty	22.9	34	15.4	26
Property and Specialty Individual Risk	45.4	66	42.2	72

Gross premiums written	68.6	100%	58.9	100%
Reinsurance premiums ceded	(5.6)		(9.3)
Net premiums written	$63.0		$49.6

	Six Month Periods Ended June 30,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$3.0	2%	$4.2	3%
Property Specialty - Treaty	1.5	1	3.0	2
Other Specialty - Treaty	44.5	31	35.3	28
Property and Specialty Individual Risk	93.7	66	86.2	67

Gross premiums written	142.7	100%	128.7	100%
Reinsurance premiums ceded	(14.3)		(18.0)
Net premiums written	$128.4		$110.7

Note - Montpelier at Lloyd’s reinsurance premiums ceded during the periods presented include amounts ceded to Montpelier Bermuda pursuant to inter-segment reinsurance agreements that are eliminated in consolidation.  See “Corporate and Other” under this Item 2.

Gross premiums written within Montpelier at Lloyd’s increased 16% and 11% during the three month and six month periods ended June 30, 2014, respectively, as compared to the comparable 2013 periods. These increases, which were mainly within Montpelier at Lloyd’s Other Specialty - Treaty and Property and Specialty Individual Risk lines, were primarily the result of an expansion of its direct property and casualty quota-share classes of business.

The reductions in reinsurance premiums ceded by Montpelier at Lloyd’s during the three and six months periods ended June 30, 2014, as compared to the comparable 2013 periods, were the result of a decrease in reinstatement and other premium ceded in connection with its Property and Specialty Individual Risk line of business.

Montpelier at Lloyd’s purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that Montpelier at Lloyd’s purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect Montpelier at Lloyd’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

All of Montpelier at Lloyd’s reinsurance purchases to date have represented prospective cover; that is, reinsurance has been purchased to protect Montpelier at Lloyd’s against the risk of future losses as opposed to covering losses that have already occurred but have not been paid.  Montpelier at Lloyd’s purchases: (i) excess-of-loss reinsurance covering one or more lines of its business; and (ii) quota share reinsurance with respect to specific lines of its business.

Net premiums written and earned by Montpelier at Lloyd’s included increases (decreases) in reinstatements of $(0.7) million and $(3.3) million, respectively, during the three month periods ended June 30, 2014 and 2013, and $0.3 million and $(3.1) million during the six month periods ended June 30, 2014 and 2013, respectively.

Net Premiums Earned

Net premiums earned at Montpelier at Lloyd’s were $60.1 million and $49.0 million during the three month periods ended June 30, 2014 and 2013, respectively, and $116.2 million and $103.4 million during the six month periods ended June 30, 2014 and 2013, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier at Lloyd’s loss and LAE reserve movements for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Gross unpaid loss and LAE reserves - beginning	$338.9	$326.0	$337.3	$354.0
Reinsurance recoverable on unpaid losses - beginning	(19.3)	(20.8)	(23.3)	(28.3)
Net unpaid loss and LAE reserves - beginning	319.6	305.2	314.0	325.7

Losses and LAE incurred:
Current year losses	42.3	39.9	78.0	75.6
Prior year losses	(15.0)	(14.5)	(24.0)	(7.1)
Total losses and LAE incurred	27.3	25.4	54.0	68.5

Net foreign currency translation movements on loss and LAE reserves	9.1	1.4	11.2	(21.3)

Losses and LAE paid and approved for payment	(23.5)	(24.7)	(46.7)	(65.6)

Net unpaid loss and LAE reserves - ending	332.5	307.3	332.5	307.3
Reinsurance recoverable on unpaid losses - ending	19.6	27.5	19.6	27.5

Gross unpaid loss and LAE reserves - ending	$352.1	$334.8	$352.1	$334.8

Note - Montpelier at Lloyd’s ending reinsurance recoverable on unpaid losses at June 30, 2014, March 31, 2014 and December 31, 2013, include amounts recoverable from Montpelier Bermuda of $8.0 million, $7.8 million and $8.4 million, respectively, pursuant to inter-segment reinsurance arrangements which are eliminated in consolidation.

The following table summarizes Montpelier at Lloyd’s net loss and LAE ratios for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013

Loss and LAE ratio - current year	70.4%	81.4%	67.1%	73.1%
Loss and LAE ratio - prior year	(25.0)%	(29.6)%	(20.7)%	(6.9)%

Loss and LAE ratio	45.4%	51.8%	46.4%	66.2%

Three month periods ended June 30, 2014 and 2013

Current Year Loss and LAE Events

During the three month periods ended June 30, 2014 and 2013, Montpelier at Lloyd’s experienced $42.3 million and $39.9 million in current year net losses and LAE incurred, respectively.  There were no individual loss events known to have a significant impact on Montpelier at Lloyd’s underwriting results for the 2014 period. Montpelier at Lloyd’s underwriting results for the 2013 period included $2.6 million of net losses from U.S. tornadoes.

Prior Year Loss and LAE Development

During the three month period ended June 30, 2014, Montpelier at Lloyd’s experienced $15.0 million of net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  2012 windstorm Sandy: ($1.6 million decrease),

•                  2011 Thai floods ($1.5 million decrease), and

•                  An engineering loss from 2013 ($1.1 million decrease).

In addition to the foregoing, claims reported to Montpelier at Lloyd’s during the three month period ended June 30, 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and consequently Montpelier at Lloyd’s decreased its loss and LAE reserves by $2.1 million.

During the three month period ended June 30, 2013, Montpelier at Lloyd’s experienced $14.5 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•                  The settlement of a 2012 marine loss ($2.4 million decrease),

•                  2012 Costa Concordia accident ($2.2 million decrease), and

•                  2011 Japan earthquake ($1.9 million decrease).

In addition to the foregoing, claims reported to Montpelier at Lloyd’s during three month period ended June 30, 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 exceeded the extent of losses that actually occurred, and consequently Montpelier at Lloyd’s decreased its loss and LAE reserves by a further $1.9 million.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier at Lloyd’s prior year losses and LAE incurred included foreign currency transaction gains relating to its prior year loss and LAE reserves of $4.7 million and $1.1 million during the three month periods ended June 30, 2014 and 2013, respectively. Since these foreign currency transaction gains are reported as decreases in Montpelier’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

For the three month period ended June 30, 2014, Montpelier at Lloyd’s loss and LAE ratio of 45.4% (as well as its combined ratio of 88.7%) included a 7.8 percentage point benefit relating to net foreign currency transaction gains on its prior year loss and LAE reserves.  For the three month period ended June 30, 2013, Montpelier at Lloyd’s loss and LAE ratio of 51.8% (as well as its combined ratio of 92.3%) included a 2.2 percentage point benefit relating to net foreign currency transaction gains on its prior year loss and LAE reserves.

Since a significant portion of Montpelier at Lloyd’s loss and LAE reserves are denominated in U.S. dollars, changes in the value of the British pound (Montpelier at Lloyd’s functional currency) relative to the U.S. dollar generate foreign currency transaction gains or losses within its losses and LAE incurred upon the conversion of these U.S. dollar-denominated liabilities to British pounds. However, the subsequent translation of these liabilities back into U.S. dollars in consolidation generates substantially offsetting foreign currency translation gains and losses, which are recorded as part of comprehensive income. Therefore, in periods in which there are meaningful movements in the relative value of the British pound versus the U.S. dollar, the resulting impact to Montpelier at Lloyd’s losses and LAE incurred (as well as its loss and LAE and combined ratios) can significantly impact its reported underwriting performance without necessarily impacting the Company’s comprehensive income or shareholders’ equity.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier at Lloyd’s loss and LAE reserves included foreign currency translation losses of $9.1 million and $1.4 million during the three month periods ended June 30, 2014 and 2013, respectively.  Since these foreign currency translation losses are reported as increases in Montpelier at Lloyd’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

Six month periods ended June 30, 2014 and 2013

Current Year Loss and LAE Events

During the six month periods ended June 30, 2014 and 2013, Montpelier at Lloyd’s experienced $78.0 million and $75.6 million, respectively, in current year net losses and LAE incurred. Montpelier at Lloyd’s underwriting results for the six month periods ended June 30, 2014 and 2013 contained no individually significant net losses other than the 2013 second quarter losses noted above.

Prior Year Loss and LAE Development

During the six month period ended June 30, 2014, Montpelier at Lloyd’s experienced $24.0 million of net favorable development on prior year loss and LAE reserves. In addition to the 2014 second quarter items previously noted, the favorable development recognized during the period also included $9.0 million of net favorable development on prior year loss and LAE reserves during the first quarter of 2014, the majority of which represented net favorable development related to Property and Specialty Individual Risk and Other Property Specialty - Treaty losses recorded during multiple prior years (decreases of $5.8 million and $2.3 million, respectively).

During the six month periods ended June 30, 2013, Montpelier at Lloyd’s experienced $7.1 million in net favorable development on prior year loss and LAE reserves.  In addition to the 2013 second quarter items previously noted, the favorable development recognized during the period also included $7.4 million in net unfavorable development on prior year loss and LAE reserves during the first quarter of 2013, the majority of which represented: (i) adverse development consisting of $14.7 million of net foreign currency transaction losses; partially offset by (ii) $7.3 million of net favorable development, which reflected adjustments relating to multiple years and classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier at Lloyd’s prior year losses and LAE incurred included foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $6.6 million and $(13.6) million during the six month periods ended June 30, 2014 and 2013, respectively.

For the six month period ended June 30, 2014, Montpelier at Lloyd’s loss and LAE ratio of 46.4% (as well as its combined ratio of 87.5%) included a 5.7 percentage point benefit relating to net foreign currency transaction gains on its prior year loss and LAE reserves. For the six month period ended June 30, 2013, Montpelier at Lloyd’s loss and LAE ratio of 66.2% (as well as its combined ratio of 105.9%) included a 13.2 percentage point increase relating to net foreign currency transaction losses on its prior year loss and LAE reserves.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier at Lloyd’s loss and LAE reserves included foreign currency translation gains (losses) of $(11.2) million and $21.3 million during the six month periods ended June 30, 2014 and 2013, respectively.

Underwriting Expenses

The following table summarizes Montpelier at Lloyd’s underwriting expenses for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2014	2013	2014	2013

Acquisition costs	$16.2	$11.9	$29.1	$24.8
Acquisition cost ratio	27.0%	24.3%	25.0%	24.0%

General and administrative expenses	$9.8	$7.9	$18.6	$16.2
General and administrative expense ratio	16.3%	16.2%	16.1%	15.7%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.  Commissions earned by Montpelier at Lloyd’s from business that it cedes to reinsurers are recorded as reductions in its acquisition costs.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier at Lloyd’s estimates of loss and LAE fluctuate.  Profit commission increases totaled $1.0 million and $0.3 million for the three month periods ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.9 million for the six month periods ended June 30, 2014 and 2013, respectively.

All other acquisition costs incurred by Montpelier at Lloyd’s are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers, all of which is earned over the same period that the corresponding premiums are expensed.

The increase in Montpelier at Lloyd’s acquisition costs and acquisition cost ratio for the three and six month periods ended June 30, 2014, as compared to the comparable 2013 periods, is largely the result of increased writings of marine and casualty individual risk business. These classes of business are typically written at a higher acquisition cost ratio than most other classes of business written at Montpelier at Lloyd’s.

The following table summarizes Montpelier at Lloyd’s general and administrative expenses during the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Operating expenses	$7.2	$6.2	$14.1	$13.1
Incentive compensation expenses	2.6	1.7	4.5	3.1

General and administrative expenses	$9.8	$7.9	$18.6	$16.2

The increase in Montpelier at Lloyd’s operating expenses incurred during the 2014 periods presented, versus those of the comparable 2013 periods, is primarily the result of an increase in personnel.

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

Montpelier at Lloyd’s incentive compensation expenses incurred during the three and six month periods ended June 30, 2014 increased versus those of the comparable 2013 periods, as a result of an increase in personnel who are eligible to receive RSU awards, as well as its 2014 accruals being provided at a higher projected payout level than that of the prior year.

COLLATERALIZED REINSURANCE

Underwriting results for the Collateralized Reinsurance segment for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2014	2013	2014	2013

Gross premiums written	$29.7	$22.6	$63.7	$37.2
Ceded reinsurance premiums	—	(3.0)	—	(3.0)
Net premiums written	29.7	19.6	63.7	34.2
Change in net unearned premiums	(9.8)	(14.1)	(23.4)	(24.9)
Net premiums earned	19.9	5.5	40.3	9.3

Loss and LAE — current year losses	(8.3)	(2.0)	(9.3)	(2.0)
Loss and LAE — prior year losses	—	—	0.2	—
Acquisition costs	(2.6)	(0.6)	(6.4)	(0.9)
General and administrative expenses	(1.7)	(0.9)	(3.2)	(1.6)
Underwriting income	$7.3	$2.0	$21.6	$4.8

Loss and LAE ratio	41.7%	36.4%	22.6%	21.5%
Acquisition cost ratio	13.1%	10.9%	15.9%	9.7%
General and administrative expense ratio	8.5%	16.3%	7.9%	17.2%

GAAP combined ratio	63.3%	63.6%	46.4%	48.4%

Since the commencement of its operations in June 2012, the Collateralized Reinsurance segment has assumed natural catastrophe exposures from third-parties and Montpelier Re (pursuant to inter-segment reinsurance arrangements), all of which is reflected within the Property Catastrophe - Treaty line of business.

Gross premiums written within Collateralized Reinsurance increased 31% and 71% during the three month and six month periods ended June 30, 2014, respectively, as compared to the comparable 2013 periods. These increases reflect: (i) additional capital being deployed into Blue Water Re by the BCGR Listed Fund; and (ii) the operations of Blue Capital Re, which commenced its operations in November 2013.

During the three and six month periods ended June 30, 2014, the Collateralized Reinsurance segment did not cede any reinsurance premiums.  During the three and six month periods ended June 30, 2013, the Collateralized Reinsurance segment ceded $3.0 million of premiums to third party reinsurers.

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

Net premiums earned by the Collateralized Reinsurance segment were $19.9 million and $5.5 million during the three month periods ended June 30, 2014 and 2013, respectively, and were $40.3 million and $9.3 million during the six month periods ended June 30, 2014 and 2013, respectively.  Premiums earned are primarily a function of the amount and timing of net premiums previously written.

Net reinstatement premiums written and earned by the Collateralized Reinsurance were not significant during any of the periods presented.

Loss and LAE Reserve Movements

The following table summarizes Collateralized Reinsurance’s loss and LAE reserve movements for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Gross and net unpaid loss and LAE reserves - beginning	$1.5	$—	$0.6	$—

Losses and LAE incurred:
Current year losses	8.3	2.0	9.3	2.0
Prior year losses	—	—	(0.2)	—
Total losses and LAE incurred	8.3	2.0	9.1	2.0

Losses and LAE paid and approved for payment	(0.6)	(0.4)	(0.5)	(0.4)

Gross and net unpaid loss and LAE reserves - ending	$9.2	$1.6	$9.2	$1.6

Collateralized Reinsurance’s underwriting results for the three and six month periods ended June 30, 2014 included $4.4 million of net losses from European Storm Ela and U.S. tornadoes. There were no individual loss events known to have a significant impact on Collateralized Reinsurance’s underwriting results during the three and six month periods ended June 30, 2013.

Prior year loss and LAE development experienced by Collateralized Reinsurance was not significant during any of the periods presented.

Underwriting Expenses

The following table summarizes Collateralized Reinsurance’s underwriting expenses for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2014	2013	2014	2013

Acquisition costs	$2.6	$0.6	$6.4	$0.9
Acquisition cost ratio	13.1%	10.9%	15.9%	9.7%
General and administrative expenses	$1.7	$0.9	$3.2	$1.6
General and administrative expense ratio	8.5%	16.3%	7.9%	17.2%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.  Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Collateralized Reinsurance’s estimates of loss and LAE fluctuate. Commissions earned by Collateralized Reinsurance from business that it cedes to reinsurers are recorded as reductions in its acquisition costs.

During the six month period ended June 30, 2014, the Collateralized Reinsurance segment incurred $0.9 million in profit commissions. No profit commissions were incurred during any of the other periods presented.

All other acquisition costs incurred by the Collateralized Reinsurance segment are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business less commission revenue earned on purchased reinsurance covers, all of which is earned over the same period that the corresponding premiums are expensed.

Collateralized Reinsurance’s acquisition cost ratios for the three and six month periods ended June 30, 2014 were higher than those of the comparable 2013 periods, primarily as a result of: (i) with respect to the three and six month periods ended June 30, 2014, premium written for the first time on a pro-rata basis (acquisition costs associated with pro-rata business are typically higher than those associated with excess-of-loss premium); and (ii) with respect to the six month period ended June 30, 2014, profit commissions incurred.

The following table summarizes the Collateralized Reinsurance segment’s general and administrative expenses during the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Operating expenses	$1.1	$0.8	$2.1	$1.5
Incentive compensation expenses	0.6	0.1	1.1	0.1

General and administrative expenses	$1.7	$0.9	$3.2	$1.6

The increase in the Collateralized Reinsurance segment’s operating expenses during the 2014 periods presented, versus those the comparable 2013 periods, relate primarily to third-party operating expenses incurred by BCRH and its subsidiaries.

Incentive compensation expenses recorded within the Collateralized Reinsurance segment during the periods presented represent those expenses relating to our dedicated Collateralized Reinsurance staff, as well as an allocation of a portion of those expenses relating to certain other staff within Montpelier that indirectly support our Collateralized Reinsurance operations.

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

Our Corporate and Other results for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Gross premiums written	$(8.2)	$0.6	$(16.7)	$1.5
Ceded reinsurance premiums	8.2	(0.3)	16.7	(0.9)
Net premiums written	—	0.3	—	0.6
Change in net unearned premiums	(0.1)	—	(0.1)	—
Net premiums earned	(0.1)	0.3	(0.1)	0.6

Loss and LAE — current year losses	—	—	—	—
Loss and LAE — prior year losses	(0.8)	(0.5)	(0.8)	(0.7)
Acquisition costs	—	(0.1)	—	(0.2)
General and administrative expenses	(8.9)	(9.0)	(16.7)	(17.7)

Underwriting loss	$(9.8)	$(9.3)	$(17.6)	$(18.0)

The premiums written within Corporate and Other represent: (i) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier Lloyd’s, and between Montpelier Bermuda and Collateralized Reinsurance, and (ii) premium adjustments relating to policies written by MUSIC on or prior to December 31, 2011, which were not significant during any of the periods presented.

The premium eliminations relating to inter-segment reinsurance arrangements recorded within Corporate and Other during the periods presented were as follows:

	Three Month Period Ended June 30, 2014			Three Month Period Ended June 30, 2013
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$—	$(8.2)	$(8.2)	$(0.3)	$—	$(0.3)
Montpelier at Lloyd’s	—	—	—	—	0.3	0.3
Collateralized Reinsurance	8.2	—	8.2	—	—	—
Total inter-segment premiums	$8.2	$(8.2)	$—	$(0.3)	$0.3	$—

	Six Month Period Ended June 30, 2014			Six Month Period Ended June 30, 2013
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written
Montpelier Bermuda	$0.3	$(16.4)	$(16.1)	$(0.9)	$—	$(0.9)
Montpelier at Lloyd’s	—	(0.3)	(0.3)	—	0.9	0.9
Collateralized Reinsurance	16.4	—	16.4	—	—	—
Total inter-segment premiums	$16.7	$(16.7)	$—	$(0.9)	$0.9	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Operating expenses	$5.9	$5.8	$12.1	$11.4
Incentive compensation expenses	3.0	3.2	4.6	6.3
General and administrative expenses	$8.9	$9.0	$16.7	$17.7

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company.

Operating expenses incurred during the three and six month periods ended June 30, 2014 were largely consistent with those incurred during the comparable 2013 periods.

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

Incentive compensation expenses incurred during the three month and six periods ended June 30, 2014 were less than those of the comparable 2013 periods, primarily as a result of incentive compensation expenses during the 2013 periods being adversely affected by the acceleration of Mr. Busher’s outstanding RSU award in connection with his retirement on December 31, 2013.  See Note 12 of the Notes to Consolidated Financial Statements. In addition, during the first quarter of 2014, Corporate and Other’s compensation expenses were reduced by: (i) the reversal of a 2013 over-accrual of Variable RSU and bonus expense; and (ii) an increase in RSU forfeitures.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our net investment income and total return on cash and investments for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2014	2013	2014	2013

Investment income	$14.7	$18.8	$30.0	$37.2
Investment expenses	(2.3)	(2.1)	(4.7)	(4.1)
Net investment income	12.4	16.7	25.3	33.1
Net realized investment gains	5.5	6.9	5.4	16.0
Net unrealized investment gains (losses)	14.3	(68.1)	37.1	(77.9)
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	(1.8)	3.6	(7.4)	6.5
Credit Derivatives	(2.3)	(3.8)	(5.2)	(4.3)
Interest Rate Contracts	(0.9)	(3.8)	1.6	1.2
Investment Options and Futures	(5.4)	(3.1)	(6.2)	(1.6)
Net foreign currency transaction gains (losses) - investing activities	1.7	(1.5)	3.5	(6.2)
Total return on cash and investments ($)	$23.5	$(53.1)	$54.1	$(33.2)

Weighted average investment portfolio value including cash	$3,178	$3,053	$3,174	$3,083
Total investment return on cash and investments (%)	0.7%	(1.7)%	1.7%	(1.1)%

Weighted average investment portfolio value including cash, as adjusted (1)	$2,758	$2,910	$2,761	$2,969
Total investment return on cash and investments (%), as adjusted (1)	0.9%	(1.8)%	2.0%	(1.1)%

(1)   Our weighted average investment portfolio and investment return calculations, as adjusted, exclude the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment, which totaled $425.5 million and $193.6 million at June 30, 2014 and 2013, respectively.  These assets are earmarked for the benefit of our Collateralized Reinsurance segments cedants and counterparties and are not intended to provide Montpelier or its cedants and counterparties with any investment return.

Our total return on cash and investments during the 2014 periods presented were higher than those in the corresponding 2013 periods, due primarily to significantly higher net realized and unrealized gains experienced during the 2014 periods.

Our investment income decreased during the 2014 periods, versus the corresponding 2013 periods, due mainly to declines in the weighted average investment portfolio (when excluding the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment).

Investment expenses incurred during the 2014 periods were higher than those incurred in the corresponding 2013 periods, due to changes in the allocation of invested balances among investment managers as well as an increase in fees relating to our use of investment-related derivative instruments.

During the three month period ended June 30, 2014, we experienced $19.8 million of net realized and unrealized investment gains consisting of $12.7 million in net gains from our fixed maturity portfolio, $6.2 million in net gains from our equity portfolio and $0.9 million in net gains from our other investments.  During the six month period ended June 30, 2014, we experienced $42.5 million of net realized and unrealized investment gains consisting of $28.0 million in net gains from our fixed maturity portfolio, $9.8 million in net gains from our equity portfolio and $4.7 million in net gains from our other investments.

The fixed maturity net gains we experienced during the 2014 periods were largely the result of a decline in the U.S. Treasury yield curve. The equity portfolio net gains we experienced during the 2014 periods followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500. The other investment net gains we experienced during the 2014 periods related primarily to the performance of a limited partnership investment that invests in distressed debt instruments.

During the three month period ended June 30, 2013, we experienced $61.2 million of net realized and unrealized investment losses consisting of $58.3 million in net losses from our fixed maturity portfolio, $2.3 million in net losses from our equity portfolio and $0.6 million in net losses from our other investments.  During the six month period ended June 30, 2013, we experienced $61.9 million of net realized and unrealized investment losses consisting of $61.4 million in net losses from our fixed maturity portfolio, $1.2 million in net losses from our equity portfolio and $0.7 million in net gains from our other investments.

The fixed maturity net losses we experienced during the 2013 periods were largely the result of an abrupt increase in market interest rates during the latter part of the second quarter.  The equity portfolio net losses we experienced during the 2013 periods followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that the majority of our equity securities were purchased in June 2013.  The other investment net gains and losses we experienced during the 2013 periods related primarily to the performance of a limited partnership investment that invests in distressed debt instruments.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net income (loss) from investment-related derivative instruments was $(10.4) million and $(7.1) million during the three month periods ended June 30, 2014 and 2013, respectively, and $(17.2) million and $1.8 million during the six month periods ended June 30, 2014 and 2013, respectively.  Each of our investment-related derivative instruments is further described in Note 6 of the Notes to Consolidated Financial Statements.

During the three month periods ended June 30, 2014 and 2013, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $1.7 million and $(1.5) million, respectively. During the six month periods ended June 30, 2014 and 2013, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $3.5 million and $(6.2) million, respectively. These foreign currency transaction gains and losses represent foreign currency exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

As of June 30, 2014, December 31, 2013 and June 30, 2013, our Level 3 investments measured at fair value, as defined in GAAP, totaled $43.6 million (or 1.8%), $28.6 million (or 1.1%) and $33.4 million (or 1.3%) of our total invested assets measured at fair value, respectively. The increase in Level 3 investments from December 31, 2013 to June 30, 2014, reflects the purchase of an unsecured debt instrument issued by a private entity during the second quarter of 2014.

As of June 30, 2014, we held net sovereign, corporate and asset-backed fixed maturity investments with exposure to the Eurozone with a fair value of $200.0 million (amortized cost of $197.8 million). Of our total Eurozone holdings at June 30, 2014, $63.0 million (amortized cost $62.1 million) represented net debt obligations of financial corporations, with the balance representing net debt obligations of industrial and other non-financial corporations.

Net Foreign Currency Gains (Losses)

The following table summarizes the components of our consolidated net foreign currency gains (losses) for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Net foreign currency transaction gains (losses) - investing activities	$1.7	$(1.5)	$3.5	$(6.2)
Net foreign currency transaction gains (losses) - other activities	(10.5)	(3.8)	(14.1)	22.0

Net foreign currency gains (losses)	$(8.8)	$(5.3)	$(10.6)	$15.8

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign currency transaction gains (losses) we experienced in connection with our investing activities during the periods presented.

The net foreign currency transaction gains (losses) we experienced in connection with our other activities represent net foreign currency gains and losses resulting from: (i) Montpelier Bermuda’s premiums receivable that are denominated in currencies other than the U.S. dollar (Montpelier Bermuda’s functional currency); and (ii) Montpelier at Lloyd’s assets and liabilities that are denominated in currencies other than the British pound (Montpelier at Lloyd’s functional currency), including those denominated in U.S. dollars. These net transaction gains and losses do not include: (i) fluctuations associated with Montpelier Bermuda’s and Montpelier at Lloyd’s losses and LAE, which we record as favorable or unfavorable loss reserve development; (ii) the income or loss associated with those Foreign Exchange Contracts we enter into in order to mitigate the financial effects of certain foreign currency exchange rate fluctuations, see “Net Losses From Derivative Instruments”; and (iii) any offsetting foreign currency translation gains and losses we recognize through our comprehensive income or loss associated with Montpelier at Lloyd’s assets and liabilities that are denominated in U.S. dollars.

The net foreign currency transaction gains (losses) we experienced during the periods presented associated with our other activities were primarily due to a strengthening (weakening) of the U.S. dollar against the British pound.

Net Losses From Derivative Instruments

Our consolidated net losses from derivative instruments were $11.2 million and $12.2 million during the three month periods ended June 30, 2014 and 2013, respectively, and $16.3 million and $7.6 million during the six month periods ended June 30, 2014 and 2013, respectively.  Each of our derivative instruments, as well as the net income and loss derived therefrom during the periods presented, is described in Note 6 of the Notes to Consolidated Financial Statements.

Other Revenue

Our consolidated other revenue of $0.7 million and $1.0 million for the three and six month periods ended June 30, 2014, respectively, represented non-underwriting income associated with Cladium and a minority investment in a specialty managing general agency.  Our consolidated other revenue for the three and six month periods ended June 30, 2013 each totaled less than $0.1 million.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013

Interest expense - Senior Notes	$3.5	$3.5	$7.0	$7.0
Interest expense - Trust Preferred Securities	1.0	1.0	2.0	2.1
Credit agreement and trust fees and amortization of debt issuance costs	0.2	0.2	0.4	0.3

Interest and other financing expenses	$4.7	$4.7	$9.4	$9.4

Our interest and other financing expenses during the three and six month periods ended June 30, 2014 were largely consistent with those of the corresponding 2013 periods. See Note 5 of the Notes to Consolidated Financial Statements.

Other Expenses

Our consolidated other expenses of $1.0 million for each of the three and six month periods ended June 30, 2014, consisted of: (i) $0.7 million of non-underwriting expenses associated with Cladium; and (ii) a $0.3 million provision for our ongoing obligations to Selective in connection with the MUSIC Sale. Our consolidated other expenses for the three and six month periods ended June 30, 2013 each totaled less than $0.1 million.

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

During the three month periods ended June 30, 2014 and 2013, we recorded an income tax benefit (provision) of $(0.2) million and $0.4 million, respectively.  During the six month periods ended June 30, 2014 and 2013, we recorded an income tax benefit (provision) of $(0.1) million and $0.2 million, respectively.  During each of these periods, the income tax movements were associated primarily with our U.K. operations. See Note 13 of the Notes to Consolidated Financial Statements.

Our Bermuda operations are not subject to Bermuda income taxes.  During the three month periods ended June 30, 2014 and 2013, these operations had pretax income (losses) of $37.8 million and $(21.1) million, respectively, and during the six month periods ended June 30, 2014 and 2013, these operations had pretax income of $143.0 million and $63.0 million, respectively.

Our U.K. operations are subject to U.K. income taxes.  During the three month periods ended June 30, 2014 and 2013, these operations had pretax income (losses) of $6.8 million and $(2.5) million, respectively, and during the six month periods ended June 30, 2014 and 2013, these operations had pretax income of $3.9 million and $10.2 million, respectively. During the 2014 periods presented, those entities within our U.K. operations (those other than MCL which is currently in a cumulative loss net operating loss position) recorded income tax provisions of $0.2 million and $0.1 million, respectively. During the three and six month periods ending June 30, 2013, those entities within our U.K. operations (those other than MCL) recorded income tax benefits of $0.4 million and $0.2 million, respectively.

Our U.S. operations are subject to U.S. Federal income taxes but are currently in a cumulative net operating loss position.  During the three month periods ended June 30, 2014 and 2013, these operations had pretax income of $0.4 million and zero million, respectively, and during the six month periods ended June 30, 2014 and 2013, these operations had pretax income of $0.2 million and zero million, respectively.

Our U.S. operations are also subject to state and local income taxes, although such income taxes were less than $0.1 million during each of the periods presented.

Net Income Attributable to Non-Controlling Interests

The following table summarizes the net income attributable to non-controlling interests during the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
(Millions)	2014	2013	2014	2013
Income attributable to third-party investments in the BCGR Cell	$3.4	$0.7	$8.1	$1.9
Income attributable to third-party investments in BCRH	0.9	—	5.2	—

Net income attributable to non-controlling interests	$4.3	$0.7	$13.3	$1.9

Dividends Declared on Preferred Shares

During each of the three and six month periods ended June 30, 2014 and 2013, we declared $3.4 million and $6.7 million of dividends on our Preferred Shares, respectively.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to holders of Preferred Shares and Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating and holding companies. See Note 11 of the Notes to Consolidated Financial Statements. Our Preferred Shares have a stated dividend rate of 8.875% per year and, beginning with our September 2014 declaration, we raised our quarterly regular Common Share dividend to $0.20 per share.  Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income, sales and maturities of investments and reinsurance recoveries.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, ceded reinsurance, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  As of June 30, 2014, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 1.8 years (inclusive of our fixed maturity derivative and short positions).  If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

As of June 30, 2014, our sources of immediate and unencumbered liquidity consisted of: (i) $133.0 million of cash and cash equivalents; (ii) $220.6 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; (iii) $143.8 million of publicly-traded equity securities whose proceeds are available within four business days; and (iv) $6.0 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.

The Company does not have a revolving credit facility for its own purposes because its current cash and cash equivalent balances and projected future cash flows from its operations are expected to be sufficient to cover its cash obligations under most loss scenarios through the foreseeable future.

On May 2, 2014, BCRH entered into the BCRH Credit Agreement which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity. See Note 14.

The BCRH Credit Agreement contains covenants that limits BCRH’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. If BCRH or the Company were to fail to comply with any of these covenants, the issuer of the BCRH Credit Agreement could revoke the facility and exercise remedies against BCRH or the Company.

As of June 30, 2014, BCRH and the Company were in compliance with each of the covenants associated with the BCRH Credit Agreement.  As of June 30, 2014, there were no borrowings made under the BCRH Credit Agreement.

On May 15, 2014, the BCGR Listed Fund entered into the BCGR Credit Agreement which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company serves as a guarantor for the BCGR Credit Agreement and is entitled to receive an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility’s total capacity.

The BCGR Credit Agreement contains covenants that limits the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. If the Company were to fail to comply with any of these covenants, the issuer of the BCGR Credit Agreement could revoke the facility and exercise remedies against the Company.

As of June 30, 2014, the Company was in compliance with each of the covenants associated with the BCGR Credit Agreement.  As of June 30, 2014, there were no borrowings made under the BCGR Credit Agreement.

Capital Resources

The following table summarizes our capital structure as of June 30, 2014 and December 31, 2013:

	June 30,	Dec. 31,
(Millions)	2014	2013

Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total Debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,517.8	1,492.1
Total Capital available to the Company	$2,067.8	$2,042.1

Our total capital increased by $25.7 million during the first six months of 2014 as a result of our recording comprehensive income available to the Company of $135.1 million, recognizing $5.3 million of additional paid-in capital through the amortization and issuances of share-based compensation, recognizing $0.1 million of additional paid-in capital from purchases of non-controlling interests, declaring $18.4 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $96.4 million of Common Shares.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, our committed letter of credit facility requires us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against our collateral.  As of June 30, 2014 and December 31, 2013, our debt to capital ratio (which, as defined in such agreement, is the amount of our senior unsecured debt outstanding divided by the sum of: (i) the amount of our total debt outstanding; and (ii) the amount of our total shareholders’ equity available to the Company, expressed as a percentage) was 14.5% and 14.7%, respectively, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook) as of both dates.

We established the Reinsurance Trust and the FL Trust as a means of providing statutory credit to Montpelier Re’s cedants and we established the Lloyd’s Capital Trust as a means of satisfying Lloyd’s capital requirements.  As a result of these and other trust arrangements we currently utilize, our ongoing reliance on letter of credit facilities has been significantly reduced. See Note 5 of the Notes to Consolidated Financial Statements.

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

Syndicate 5151

Syndicate 5151, as is the case with all Lloyd’s syndicates, benefits from Lloyd’s central resources, including the Lloyd’s brand, its network of global licences and the Lloyd’s New Central Fund.  Pursuant to the byelaws of the Society of Lloyd’s, the Lloyd’s New Central Fund is obligated to meet any valid claim that cannot be met by the resources of the liable member. As all Lloyd’s policies are ultimately backed by this common security, the Lloyd’s single market rating is applied to all syndicates, including Syndicate 5151, equally.  Lloyd’s is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A+” by Standard & Poor’s (Strong, with a stable outlook) and “AA-” by Fitch Ratings Ltd. (Very Strong, with a stable outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A+” is the fifth highest of twenty-one Standard & Poor’s financial strength ratings and “AA-” is the fourth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

A downgrade of Lloyd’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with Syndicate 5151. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would impact Syndicate 5151 and the Company.  See Item 1A “Risk Factors” contained in the 2013 Form 10-K, as filed with the SEC.

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

Off-Balance Sheet Arrangements

Our Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures, certain of our ongoing obligations to Selective in connection with the MUSIC Sale and the Company’s guarantee of the BCGR Credit Agreement each constitute off-balance sheet arrangements.  Excluding these specific transactions, as of June 30, 2014, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

We experienced net increases in our cash and cash equivalents of $76.5 million and $152.9 million during the six month periods ended June 30, 2014 and 2013, respectively.

We generated $106.5 million and $58.4 million of net cash and cash equivalents from our operations during the six month periods ended June 30, 2014 and 2013, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses paid.  Montpelier’s net loss and LAE payments during the six month period ended June 30, 2014 were $118.6 million, versus $162.4 million during the comparable 2013 period.

Our investing activities provided net cash and cash equivalents of $19.0 million and $136.6 million during the six month periods ended June 30, 2014 and 2013, respectively.  The cash and cash equivalents provided from investing activities during the 2014 period primarily resulted from a decrease in restricted cash (which supports certain of our investment securities sold short, open derivative positions and Lloyd’s foreign deposit obligations).  The cash and cash equivalents provided from investing activities during the 2013 period primarily resulted from net sales of investment securities, whose proceeds were used primarily to: (i)  pay losses that became due during that period; and (ii) fund an increase in restricted cash.

Our financing activities used net cash and cash equivalents of $53.9 million and $36.5 million during the six month periods ended June 30, 2014 and 2013, respectively. The increase in cash and cash equivalents used for financing activities experienced during the 2014 period is primarily due to a $95.3 million decrease in net contributions received from non-controlling interests, partially offset by $59.7 million of net proceeds received from repurchase agreements.

Detailed information regarding our cash flows for the six month periods ended June 30, 2014 and 2013, follows:

For the six month period ended June 30, 2014:

Our cash and cash equivalents provided from operations totaled $106.5 million.

Our cash and cash equivalents provided from investing activities totaled $19.0 million, resulting from the following:

•                  we paid $78.1 million in net purchases of investment securities,

•                  we paid $8.7 million in settlements of investment-related derivative instruments,

•                  we received $28.9 million pursuant to reverse repurchase agreements,

•                  we had a $81.7 million decrease in our restricted cash,

•                  we paid $4.1 million in investment performance fees, and

•                  we paid $0.7 million to acquire capitalized assets.

Our cash and cash equivalents used for financing activities totaled $53.9 million, resulting from the following:

•                  we paid $93.7 million to repurchase Common Shares,

•                  we received $2.1 million from third party investors in the BCGR Listed Fund,

•                  we paid $1.4 million for purchases of BCRH Common Shares made by the Company,

•                  we received $59.7 million pursuant to repurchase agreements,

•                  we paid $1.9 million in dividends to holders of BCRH Common Shares, and

•                  we paid $18.7 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $4.9 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

For the six month period ended June 30, 2013:

Our cash flows provided from operations totaled $58.4 million.

Our cash flows provided from investing activities totaled $136.6 million, resulting from the following:

•                  we received $152.3 million of investment securities,

•                  we paid $7.8 million in settlements of investment-related derivative instruments,

•                  we received $45.0 million pursuant to reverse repurchase agreements,

•                  we had a $45.9 million increase in our restricted cash,

•                  we paid $6.4 million in investment performance fees, and

•                  we paid $0.6 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $36.5 million, resulting from the following:

•                  we paid $114.7 million to repurchase Common Shares,

•                  we received $97.4 million from non-controlling interests, and

•                  we paid $19.2 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $5.6 million decrease in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at June 30, 2014:

(Millions) Rating / Type	Fair Value at June 30, 2014

AAA	$318.6
U.S. Government and agencies (AA+)	420.8
AA	427.2
A	324.6
BBB	276.8
Below BBB	450.4
Not rated	70.7

Total fixed maturities	$2,289.1

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three and six month periods ended June 30, 2014.  As of June 30, 2014 and December 31, 2013, our best estimate for gross unpaid loss and LAE reserves was $861.9 million and $881.6 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $804.5 million and $818.0 million, respectively.  As of June 30, 2014 and December 31, 2013, IBNR represented 68% and 63% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of June 30, 2014, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $120.7 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commissions, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three and six month periods ended June 30, 2014.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three and six month periods ended June 30, 2014.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Share-Based Compensation

On the basis of the Company’s forecasted results for 2014, the Company anticipated issuing 543,782 Variable RSUs for the 2014-2017 award cycle as of June 30, 2014, or 110% of the Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2014 - 2017 award cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2015.  See Note 12 of the Notes to Consolidated Financial Statements.

If our results for the balance of 2014 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2014 would be $3.9 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $20.1 million to $9.1 million.  Additionally, the Company’s total RSUs outstanding would decrease by 543,782 units.

If our results for the balance of 2014 were to develop favorably, resulting in a Target payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2014 would be $0.4 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $20.1 million to $19.1 million.  Additionally, the Company’s total RSUs outstanding would decrease by 49,442 units.

If our results for the balance of 2014 were to develop favorably, resulting in the maximum possible (200% of Target)  payout for incentive compensation purposes, our share-based compensation accruals at June 30, 2014 would be $3.2 million deficient and the RSU expense that we would expect to incur in future periods would increase from $20.1 million to $29.1 million.  Additionally, the Company’s total RSUs outstanding would increase by 444,898 units.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2013 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”   As of June 30, 2014, there were no material changes to our market risks as described in the 2013 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended June 30, 2014, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation (which is disclosed in Note 4 of the Notes to Consolidated Financial Statements) and any disputes involving insurance or reinsurance contracts in the normal course of business, we had no other unresolved legal proceedings at June 30, 2014.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2014	587,075	$29.71	587,075
May 1 - May 31, 2014	179,636	30.98	179,636
June 1 - June 30, 2014	97,200	31.55	97,200
Total	863,911	$30.18	863,911	$171,176,256

(1)         On November 14, 2013, the Board increased the Company’s existing total share repurchase authorization by $150.0 million to a total of $278.8 million, of which $171.2  million remained at June 30, 2014.  There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

3.2	Amended and Restated Bye-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014).

10.1

Credit Agreement dated as of May 2, 2014, among BCRH (as Borrower), the Guarantors party thereto (as Guarantors), Royal Bank of Canada (as Administrative Agent), RBC Capital Markets (as Arranger) and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.2

Guarantee Agreement dated as of May 2, 2014, among the Company, and the other Guarantors party thereto and Royal Bank of Canada (as Administrative Agent) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.3

Credit Agreement dated as of May 15, 2014, among the BCGR Listed Fund, the Company (as the Guarantor) and Barclays Bank plc (as the Lender) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014).

10.4

Form of 2014 Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

	By:	/s/ MICHAEL S. PAQUETTE
		Name:	Michael S. Paquette
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 7, 2014